Form 10-K
period 1993-12-31
FORD MOTOR CO
filed 1994-03-21
CIK 37996

SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                  FORM 10-K
(Mark One)
 X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1993 OR

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                  to

                       Commission file number 1-3950

                            FORD MOTOR COMPANY
          (Exact name of registrant as specified in its charter)

              Delaware                      38-0549190
       (State of incorporation)            (I.R.S. Employer
                                          Identification No.)

   The American Road, Dearborn, Michigan               48121
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  313-322-3000

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
     Title of each class                      which registered (a)
        Common Stock,
  par value $1.00 per share                   Boston Stock Exchange
                                              Midwest Stock Exchange
                                              New York Stock Exchange
                                              Pacific Coast Stock Exchange
                                              Philadelphia Stock Exchange

Depositary Shares, each representing          New York Stock Exchange
1/1,000 of a share of Series A
Cumulative Convertible Preferred Stock,
as described below

Depositary Shares, each representing         New York Stock Exchange
New York Stock 1/2,000 of a share of
Series B Cumulative Preferred Stock,
as described below
________________
(a) In addition, shares of Common Stock of the Registrant are listed on the Montreal Stock Exchange and the Toronto Stock
Exchange in Canada, the Tokyo Stock Exchange in Japan and on certain stock exchanges in the United Kingdom and Continental
Europe.

                    [Cover page 1 of 2 pages]

Securities registered pursuant to Section 12(g) of the Act:

Series A Cumulative Convertible Preferred Stock, par value $1.00 per share, with an annual dividend rate of $4,200 per share and a liquidation preference of $50,000 per share.

Series B Cumulative Preferred Stock, par value $1.00 per share, with an annual dividend rate of $4,125 per share and a liquidation preference of $50,000 per share.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes X            No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

As of February 1, 1994, the Registrant had outstanding 464,296,060 shares of Common Stock and 35,426,038 shares of Class B Stock. Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($66 3/4 a share), the aggregate market value of such Common Stock was $30,991,762,005. Although there is no quoted market for the Registrant's Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock. The shares of Common Stock and Class B Stock outstanding at February 1, 1994 included shares owned by persons who may be deemed to be "affiliates" of the Registrant. The Registrant does not believe, however, that any such person should be considered to be an affiliate. For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 12, 1994 (the "Proxy Statement"), which is incorporated by reference under various Items of this Report.

                Documents Incorporated by Reference*

       Document                              Where Incorporated

1.  Proxy Statement.                           Part III (Items
                                               10, 11, 12 and 13)

* As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference herein.





                        [Cover page 2 of 2 pages]

                                 PART I


Item 1.  Business

      Ford Motor Company (referred to herein as "Ford", the "Company" or the "Registrant") was incorporated in Delaware in 1919 and acquired the business of a Michigan company, also known as Ford Motor Company, incorporated in 1903 to produce automobiles designed and engineered by Henry Ford. Ford is the second-largest producer of cars and trucks in the world, and ranks among the largest providers of financial services in the United States.


                            General

    The Company's two principal business segments are Automotive and Financial Services. The activities of the Automotive segment consist of the manufacture, assembly and sale of cars and trucks and related parts and accessories. Substantially all of Ford's automotive products are marketed through retail dealerships, most of which are privately owned and financed.

   The Financial Services segment is comprised of the following subsidiaries: Ford Motor Credit Company ("Ford Credit"), Ford Credit Europe plc ("Ford Credit Europe"), First Nationwide Financial Corporation ("First Nationwide"), The Hertz Corporation ("Hertz"), Ford Holdings, Inc. ("Ford Holdings"), Associates First Capital Corporation ("The Associates"), The American Road Insurance Company ("American Road") and USL Capital Corporation (formerly United States Leasing International, Inc.) ("USL Capital"). The activities of these subsidiaries include financing operations, insurance operations, savings and loan operations and vehicle and equipment leasing.

    See Note 16 of Notes to Financial Statements and Item 6. "Selected Financial Data" relating to revenue, operating income or loss and assets attributable to Ford's industry segments. Also see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information with respect to revenue, net income and other matters.


                        Automotive Operations

    The worldwide automotive industry is affected significantly by a number of factors over which the industry has little control, including general economic conditions.

    In the United States, the automotive industry is a highly-competitive, cyclical business characterized by a wide variety of product offerings. The level of industry demand (retail deliveries of cars and trucks) can vary substantially from year to year and, in any year, is dependent to a large extent on general economic conditions, the cost of purchasing and operating cars and trucks and the availability and cost of credit and of fuel, and reflects the fact that cars and trucks are durable items, the replacement of which can be postponed.

      The automotive industry outside of the United States consists of many producers, with no single dominant producer. Certain manufacturers, however, account for the major percentage of total sales within particular countries, especially their respective countries of origin. Most of the factors that affect the U.S. automotive industry and its sales volumes and profitability are equally relevant outside the United States.

      The worldwide automotive industry also is affected significantly by a substantial amount of government regulation. In the United States and Europe, for example, government regulation has arisen primarily out of concern for the environment, for greater vehicle safety and for improved fuel economy. Many governments also regulate local content and/or impose import requirements as a means of creating jobs, protecting domestic producers or influencing their balance of payments.

     Unit sales of Ford vehicles vary with the level of total industry demand and Ford's share of industry sales. Ford's share is influenced by the quality, price, design, driveability, safety, reliability, economy and utility of its products compared with those offered by other manufacturers. Ford's ability to satisfy changing consumer preferences with respect to type or size of vehicle and its design and performance characteristics can affect Ford's sales and earnings significantly.

    The profitability of vehicle sales is affected by many factors, including unit sales volume, the mix of vehicles and options sold, the level of "incentives" (price discounts) and other marketing costs, the costs for customer warranty claims and other customer satisfaction actions, the costs for government-mandated safety, emission and fuel economy technology and equipment, the ability to control costs and the ability to recover cost increases through higher prices. Further, because the automotive industry is capital intensive, it operates with a relatively high percentage of fixed costs which can result in large changes in earnings with relatively small changes in unit volume.

    In recent years, due to competitive pressures, vehicle manufacturers have both expanded the coverages and extended the terms of warranties on vehicles sold in the U.S. Ford presently provides warranty coverage on most vehicles sold by it in the U.S that extends for 36 months or 36,000 miles (whichever occurs first) and covers nearly all components of the vehicle.
Different warranty coverages are provided on vehicles sold outside the U.S. In addition, as discussed below under "Governmental Standards - Mobile Source Emissions Control", amendments to the Federal Clean Air Act extend the required useful life for emissions equipment on vehicles sold in the U.S. to 10 years or 100,000 miles (whichever occurs first). As a result of these coverages and the increased concern for customer satisfaction, costs for warranty repairs, emissions equipment repairs and customer satisfaction actions ("warranty costs") can be substantial. Estimated warranty costs for each vehicle sold by Ford are accrued at the time of sale. Such accruals, however, are subject to adjustment from time to time depending on actual experience.

United States

     Sales Data. The following table shows U.S. industry demand for the years indicated:


                                                   U.S. Industry Retail Deliveries
                                                          (millions of units)
                                                      Years Ended December 31
                                                  --------------------------------
                                                   1993   1992   1991  1990    1989
                                                   ----   ----   ----  ----    ----
Cars........................................        8.5   8.2    8.2    9.3    9.8
Trucks......................................        5.7   4.9    4.3    4.8    5.1
                                                   ----  ----   ----   ----   ----
Total.......................................       14.2  13.1   12.5   14.1   14.9

   Ford classifies cars by small, middle, large and luxury segments and trucks by compact pickup, compact van/utility, full-size pickup, full-size van/utility and medium/heavy segments.
The large and luxury car segments and the compact van/utility, full-size pickup and full-size van/utility truck segments include the industry's most profitable vehicle lines. The following tables show the proportion of retail car and truck sales by segment for the industry (including Japanese and other foreign-based manufacturers) and Ford for the years indicated:


                                     U.S. Industry Car Sales by Segment
                                             Years Ended December 31
                                  ----------------------------------------
                                  1993    1992     1991      1990     1989
                                  ----    ----     ----      ----     ----
Small...........................  28.9%   29.3%    29.0%     28.9%   31.4%
Middle..........................  52.5    51.7     51.4      51.8    50.4
Large...........................   8.5     9.2      9.6       9.1     9.2
Luxury..........................  10.1     9.8     10.0      10.2     9.0
                                 ------  ------   ------    ------  ------
Total U.S. Industry Car Sales... 100.0%  100.0%   100.0%    100.0%  100.0%

                                      Ford Car Sales by Segment in U.S.*
                                            Years Ended December 31
                                   -------------------------------------
                                   1993   1992    1991    1990    1989
                                   ----   ----    ----    ----    ----
Small...........................   28.8%  26.6%   31.2%   31.1%   34.7%
Middle..........................   51.4   53.4    47.3    44.8    45.6
Large...........................    9.9   10.5    10.1    11.2    10.1
Luxury..........................    9.9    9.5    11.4    12.9     9.6
                                  ------ ------  ------  ------  ------
Total Ford U.S. Car Sales.......  100.0% 100.0%  100.0%  100.0%  100.0%

* Includes Jaguar sales since 1990.

  As shown in the first table above, the percentages of industry sales in the various car segments have remained relatively stable since 1989. As shown in the second table above, Ford's proportion of sales in 1992 and 1993 has increased in the middle segment and decreased in the small and luxury segments, reflecting higher sales of Thunderbird, Cougar, Taurus, Sable, Tempo and Topaz models and lower sales of Escort, Festiva, Mark and Continental models.

                             U.S. Industry Truck Sales by Segment
                                     Years Ended December 31
                         -----------------------------------------
                         1993    1992     1991     1990     1989
                         ----    ----     ----     ----     ----
Compact pickup........   18.9%   20.8%    22.4%    22.9%    23.7%
Compact van/utility...   41.1    40.1     38.8     34.7     31.2
Full-Size pickup......   24.8    24.2     25.1     26.0     26.4
Full-Size van/utility..  10.6    10.6      9.4     11.4     13.2
Medium/Heavy...........   4.6     4.3      4.3      5.0      5.5
                         ----   -----     ----     ----     ----
Total U.S. Industry
 Truck Sales..........  100.0%  100.0%   100.0%   100.0%   100.0%
                        =====   =====    =====    =====    =====

                             Ford Truck Sales by Segment in U.S.
                                   Years Ended December 31
                            -------------------------------------
                            1993   1992    1991     1990    1989
                            -----  -----   -----    -----   -----
Compact pickup............  19.7%  17.0%   18.5%    19.8%   19.5%
Compact van/utility........ 32.6   33.5    31.5     25.3    20.4
Full-Size pickup........... 32.6   33.6    35.8     36.8    38.9
Full-Size van/utility.....  12.4   13.1    11.7     14.9    17.4
Medium/Heavy..............   2.7    2.8     2.5      3.2     3.8
                            ----   ----    ----     ----    ----
Total Ford U.S.
 Truck Sales.............. 100.0% 100.0%  100.0%   100.0%  100.0%
                           =====  =====   =====    =====   =====

      As shown in the tables above, for both the industry and Ford, the compact van/utility segment has grown significantly since 1989, while the full-size segments (pickups and van/utility) have declined as a percentage of total truck sales.

     Market Share Data. The following tables show changes in car and truck market shares of United States and foreign-based manufacturers for the years indicated:

                                               U.S. Car Market Shares*
                                               Years Ended December 31
                                         -----------------------------------
                                         1993   1992    1991    1990    1989
                                         ----   ----    ----    ----    ----
U.S. Manufacturers
 (Including Imports)
  Ford**...............................  22.3%  21.8%   20.1%   21.1%    22.3%
  General Motors.......................  34.1   34.6    35.6    35.6     35.1
  Chrysler.............................   9.8    8.3     8.6     9.2     10.4
                                         ----   ----    ----    ----     ----
    Total U.S. Manufacturers...........  66.2   64.7    64.3    65.9     67.8
Foreign-Based Manufacturers***
  Japanese.............................  29.1   30.1    30.2    27.9     25.4
  All Other............................   4.7    5.2     5.5     6.2      6.8
                                         ----   ----    ----    ----     ----
   Total Foreign-Based Manufacturer..    33.8   35.3    35.7    34.1     32.2
                                        -----  -----   -----   -----    -----
     Total U.S. Car Retail Deliveries.. 100.0% 100.0%  100.0%  100.0%   100.0%
                                        =====  =====   =====   =====    =====

____________________
* All U.S. retail sales data are based on publicly available information from the American Automobile Manufacturers Association, the media and trade publications.
**  Includes Jaguar sales since 1990.
*** Share data include cars and trucks assembled and sold in the U.S. by Japanese-based manufacturers selling through their own dealers as well as vehicles imported by them into the U.S. "All Other" includes primarily companies based in various European countries and in Korea and Taiwan.

                                                    U.S. Truck Market Shares*
                                                    Years Ended December 31
                                           ------------------------------------
                                           1993    1992    1991    1990    1989
                                           ----    ----    ----    ----    ----
U.S. Manufacturers (Including Imports)
  Ford.................................    30.5%   29.7%   28.9%   29.3%   28.8%
  General Motors.......................    31.4    32.2    32.9    34.3    33.7
  Chrysler.............................    21.4    21.1    18.5    17.3    19.4
  Navistar International...............     1.3     1.3     1.4     1.5     1.5
  All Other............................     1.7     1.4     1.3     1.4     1.7
                                           ----    ----    ----    ----    ----
    Total U.S. Manufacturers...........    86.3    85.7    83.0    83.8    85.1

Foreign-Based Manufacturers***
  Japanese.............................    13.2    13.8    16.5    15.6    14.3
  All Other............................     0.5     0.5     0.5     0.6     0.6
                                           ----    ----    ----    ----    ----
    Total Foreign-Based Manufacturers..    13.7    14.3    17.0    16.2    14.9
                                           ----    ----    ----    ----    ----
    Total U.S. Truck Retail Deliveries.   100.0%  100.0%  100.0%  100.0%  100.0%
                                          =====   =====   =====   =====   =====

                                              U.S. Combined Car and Truck Market Shares*
                                                        Years Ended December 31
                                             --------------------------------------------
                                                1993     1992      1991    1990     1989
                                                ----     ----      ----    ----     ----
U.S. Manufacturers (Including Imports)
  Ford**...............................         25.5%   24.7%     23.2%    23.9%   24.5%
  General Motors.......................         33.1    33.7      34.6     35.2    34.7
  Chrysler.............................         14.4    13.1      12.0     12.0    13.5
  Navistar International...............          0.5     0.5       0.5      0.5     0.5
                                                ----    ----      ----     ----    ----
    Total U.S. Manufacturers...........         73.5    72.0      70.3     71.6    73.2

Foreign-Based Manufacturers***
  Japanese.............................         22.8    24.0      25.5     23.7     21.6
  All Other............................          3.7     4.0       4.2      4.7      5.2
                                                ----    ----      ----     ----     ----
    Total Foreign-Based Manufacturers..         26.5    28.0      29.7     28.4     26.8
    Total U.S. Car and Truck Retail
                                               -----   -----     -----    -----    -----
    Deliveries.........................        100.0%  100.0%    100.0%   100.0%   100.0%

___________________
* All U.S. retail sales data are based on publicly available information from the American Automobile Manufacturers Association, the media and trade publications.
**  Includes Jaguar sales since 1990.
*** Share data include cars and trucks assembled and sold in the U.S. by Japanese-based manufacturers selling through their own dealers as well as vehicles imported by them into the U.S. "All Other" includes primarily companies based in various European countries and in Korea and Taiwan.

   Japanese Competition.   The market share of Ford and other
domestic manufacturers in the U.S. is affected by sales from Japanese manufacturers. As shown in the table above, the share of the U.S. combined car and truck industry held by the Japanese manufacturers increased from 21.6% in 1989 to 25.5% in 1991, but declined to 22.8% in 1993, reflecting in part the effects of the strengthening of the Japanese yen on the prices of vehicles produced by the Japanese manufacturers.

    In the 1980s and continuing in the 1990s, Japanese manufacturers added assembly capacity in North America (frequently referred to as "transplants") in response to a variety of factors, including export restraints, the significant growth of Japanese car sales in the U.S. and international trade considerations. Production in the U.S. by Japanese transplants reached 1.6 million units in 1993 and is expected to reach about
2.5 million units a year when additional Japanese transplant capacity becomes fully operational.

    Excess Capacity In North America. In 1993, automotive capacity in North America, including Japanese transplants, exceeded industry sales by over 5.2 million units. This excess capacity (which includes overtime capacity) reflected the effect of productivity gains made by manufacturers, added capacity of Japanese transplants and lower-than-normal industry-wide sales resulting from modest economic growth.

    Marketing Incentives and Fleet Sales. As a result of intense competition from new product offerings (from both domestic and foreign manufacturers), excess industry capacity as discussed above and the desire to maintain economic production levels, automotive manufacturers that sell vehicles in the U.S. have provided marketing incentives (price discounts) to retail and fleet customers (i.e., daily rental companies, commercial fleets, leasing companies and governments).

    Ford's U.S. marketing costs as a percentage of net sales revenue for each of 1993, 1992 and 1991 were: 10.9%, 12% and 16%, respectively. During the 1983-1988 period, such costs as a percentage of sales revenue were in the 4% to 7% range. "Marketing costs" include (i) marketing incentives such as retail rebates and special financing rates, (ii) reserves for residual guaranties on retail vehicle leases; (iii) reserves for costs and/or losses associated with obligatory repurchases of certain vehicles sold to daily rental companies and (iv) costs for advertising and sales promotions.

    Sales by Ford to fleet customers were as follows for the years indicated:

                                                        Ford Fleet Sales
                                                    Years Ended December 31
                                         --------------------------------------------------
                                         1993          1992          1991          1990
                                         ----          ----          ----          ----
Units Sold....................            881,000       882,000       782,000       821,000
Percent of Ford's
  Total Car and Truck Sales....                25%           28%           27%           24%

Fleet sales generally are less profitable than retail sales. Within total fleet sales, the mix between sales to daily rental companies and sales to other fleet purchasers improved in 1992 and 1993; sales to daily rental companies declined, while other fleet sales (which tend to be more profitable) increased.

Europe

     Europe is the largest market for the sale of Ford cars and trucks outside the United States. The automotive industry in Europe is intensely competitive; for the past 12 years, the top six manufacturers have each achieved a car market share in about the 10% to 16% range. (Manufacturers' shares, however, vary considerably by country.) This competitive environment is expected to intensify further as Japanese manufacturers, which together had a European car market share of 11.6% for 1993, increase their production capacity in Europe and import restrictions on Japanese built-up vehicles gradually are removed.

    In 1993, European car industry sales were 10.8 million cars, down 16% from 1992 levels. Truck sales were 1.7 million units, down 17% from 1992 levels. Ford's European car share for 1993 was 11.8%, compared with 11.5% for 1992, and its European truck share for 1993 was 12.6%, compared with 11.7% for 1992.

   For Ford, Great Britain and Germany are the most important markets within Europe, although the Southern European countries are becoming increasingly significant. Great Britain traditionally has been Ford's major source of European automotive profits, and any adverse change in this market has a strong effect on total automotive profits. For 1993 compared with 1992, total industry sales were up 10% in Great Britain and down 19% in Germany.

Other Foreign Markets

    Mexico and Canada. Mexico and Canada also are important markets for Ford. Generally, industry conditions in Canada closely follow conditions in the U.S. market; however, Canada continues to be in a recessionary period. In 1993, industry sales of cars and trucks in Canada were down 3% from 1992 levels, while the U.S. experienced an 8% increase in industry sales. Mexico has been a growing market; however, in 1993, industry sales were down 15% to 603,000 units.

     The North American Free Trade Agreement ("NAFTA") became effective January 1, 1994. NAFTA unites Canada, Mexico and the United States into the world's largest trading region by phasing out regulations which restricted trade between Mexico and the U.S. and Canada. The Company believes that NAFTA will benefit the economies of the three countries and the North American automobile industry in particular.

     Latin America. Brazil, Argentina and Venezuela are the principal markets for Ford in South America. The economic environment in those countries has been volatile in recent years, leading to large variations in profitability. Results also have been influenced by government actions to reduce inflation and public deficits, and improve the balance of payments. In 1993, Ford's profitability in the region improved significantly compared with 1992, primarily reflecting strong results in Brazil. Autolatina (Ford's joint venture with Volkswagen in Brazil and Argentina) remained the market leader in Brazil. In Brazil, a new economic plan aimed at stabilizing the Brazilian economy and reducing inflation was unveiled in late 1993. It is presently unclear to what extent the new plan will affect overall economic conditions. In addition, duties on vehicles imported into Brazil have declined progressively from 85% in 1990 to 35% in October 1993. As a result, imports are expected to gain a progressively larger share of the car market in Brazil. Autolatina's future results largely will be dependent on the political and economic environments in Brazil and Argentina, which historically have been unpredictable.

    Asia-Pacific. In the Asia-Pacific region, Australia and Taiwan are the principal markets for Ford products. In both markets, Ford is the car market share leader. In Taiwan (where sales of built-up vehicles manufactured in Japan are prohibited), Ford has total vehicle sales leadership. Ford's principal competition in the Asia-Pacific region has been the Japanese manufacturers. It is anticipated that the continuing relaxation of import restrictions (including duty reductions) in Australia and Taiwan will intensify competition in those markets.

      Ford believes that the Asia-Pacific region offers many important opportunities for the future. Ford is investigating automotive component manufacturing and vehicle assembly opportunities in China and is expanding the number of right-hand-drive vehicles it will offer in Japan. A key element of Ford's presence in the Asia-Pacific region is its long-standing relationship with Mazda Motor Corporation, in which it has held a 25% ownership interest since 1979. Recent management appointments by Mazda of Ford personnel have been made to improve coordination of business and product plans in the Asia-Pacific region.
                     Financial Services Operations

Ford Motor Credit Company

     Ford Credit is a wholly owned subsidiary of Ford. It provides wholesale financing and capital loans to franchised Ford dealers and other dealers associated with such dealers and purchases retail installment sale contracts and retail leases from them. Ford Credit also makes loans to vehicle leasing companies, the majority of which are affiliated with such dealers. In addition, a wholly owned subsidiary of Ford Credit provides these financing services in the U.S. to other vehicle dealers. More than 85% of all new vehicles financed by Ford Credit are manufactured by Ford or its affiliates. In addition to vehicle financing, Ford Credit makes loans to affiliates of Ford, finances certain receivables of Ford and its subsidiaries and offers diversified financing services which are managed by USL Capital, a wholly owned subsidiary of Ford Holdings. Ford Credit also manages the activities of a number of international credit affiliates of Ford and the insurance business of American Road, a wholly owned subsidiary of Ford Holdings.

       Ford Credit financed the following percentages of new Ford cars and trucks sold or leased at retail and sold at wholesale in the United States during each of the past five years:



                                       Years ended December 31
                              ------------------------------------
                              1993   1992    1991    1990    1989
                              ----   ----    ----    ----    ----

      Retail*...............  38.5%  37.7%   35.2%   31.4%  29.7%
      Wholesale.............  81.4   77.6    74.9    71.0   69.8

____________


* As a percentage of total sales and leases, including cash sales.

            Ford Credit's finance receivables and investments in operating leases were as follows at the dates indicated (in millions):

                                                  December 31,
                                             ---------------------
                                             1993             1992
                                             ----             ----
Finance receivables
  Retail                                     $38,609          $35,601
  Wholesale                                   11,699           10,057
  Diversified                                  3,084            3,550
  Other                                        3,626            3,279
                                             -------          -------
    Total finance receivables                 57,018           52,487

Loan origination costs, net                      126              102
Unearned income                               (5,263)          (5,213)
Allowance for credit losses                     (718)            (765)
                                             -------          -------
    Finance receivables, net                 $51,163          $46,611
                                            ========         ========
Investments in operating leases              $15,773          $ 9,820
Accumulated depreciation                      (2,974)          (1,922)
Allowance for credit losses                     (198)            (151)
                                             -------          -------
    Investments in operating
      leases, net                            $12,601          $ 7,747
                                             =======          =======

       Installments on finance receivables, including interest, past-due 60 days or more and the aggregate receivable balances related to such past-due installments were as follows at the dates indicated (in millions):

                             December 31, 1993          December 31, 1992
                          -----------------------    -----------------------
                          Installments   Balances    Installments   Balances
                          ------------   --------    ------------   --------
      Retail              $ 10            $ 98        $ 12          $ 97
      Diversified           13              56          10            94
      Other                 24              95          29            89
                          ----            ----        ----          ----
           Total          $ 47            $249        $ 51          $280
                          ====            ====        ====          ====

      Installments past-due less than 60 days included in finance receivables at December 31, 1993 and 1992 were $298 million and $231 million, respectively.

      The following table sets forth information concerning Ford
Credit's credit loss experience with respect to the various categories of financing during the years indicated (dollar amounts in millions).

                                                   Years Ended or at December 31,
                                                   ------------------------------
                                                    1993        1992       1991
                                                    ----        ----       ----
Net losses
   Retail*                                          $213        $298       $443
   Wholesale                                          (4)         15         40
   Diversified                                        14          23         24
   Other                                               5           6         22
                                                    ----        ----       ----
Total                                               $228        $342       $529
                                                    ====        ====       ====

Net losses as a percentage of
  average receivables
  Retail*                                          0.46%      0.75%       1.18%
   Total finance receivables*                      0.35       0.60        0.92
Provision for credit losses                        $270       $418        $578
Allowance for credit losses                         916        916         825
Allowance as a percent of
  net receivables*                                 1.42%      1.66%       1.60%

*Includes investments in operating leases.


      An analysis of Ford Credit's allowance for credit losses on finance receivables and operating leases is as follows for the years indicated (in millions):


                                          1993      1992       1991
                                          ----      ----       ----
Beginning balance                         $ 916      $ 825      $ 895
   Additions                                270        418        578
   Deductions
      Losses                                392        476        674
      Recoveries                           (164)      (134)      (145)
                                          -----      -----      -----
          Net losses                        228        342        529
Other changes, including
  reclassifications and
  amounts related to finance
  receivables sold                           42        (15)       119
                                            ---        ---        ---
  Net deductions                            270        327        648
                                          -----      -----      -----
Ending balance                            $ 916      $ 916      $ 825
                                          =====      =====      =====


     Ford Credit relies heavily on its ability to raise substantial amounts of funds. These funds are obtained primarily by sales of commercial paper and issuance of term debt. Funds also are provided by retained earnings and sales of receivables. The level of funds can be affected by certain transactions with Ford, such as capital contributions and dividend payments, interest supplements and other support from Ford for vehicles financed by Ford Credit under Ford-sponsored special financing or leasing programs, and the timing of payments for the financing of dealers' wholesale inventories and for income taxes. Ford Credit's ability to obtain funds is affected by its debt ratings, which are closely related to the financial condition of and the outlook for Ford, and the nature and availability of support facilities, such as revolving credit and receivables sales agreements.

     The long-term senior debt of Ford and Ford Credit is rated "A2" and "A" and Ford Credit's commercial paper is rated "Prime-1" and "A-1" by Moody's Investors Service, Inc. and Standard & Poor's Corporation ("S&P"), respectively. Such ratings have been in effect since February 1991, when they were respectively reduced to the present levels from "Aa3" and "AA-" (in the case of long-term senior debt) and "Prime-1" and "A-1+" (in the case of commercial paper).

    Ford and Ford Credit have entered into a profit maintenance agreement which provides for payments by Ford to the extent required to maintain Ford Credit's earnings at specified minimum levels. No payments were required under the agreement during the period 1988 through 1993.

Ford Credit Europe plc

      In 1993, most of the European credit operations of Ford, which generally had been organized as subsidiaries of the respective automotive affiliates of Ford throughout Europe, were consolidated into a single company, Ford Credit Europe. Ford Credit Europe, which was originally incorporated in 1963 in England as a private limited company, is wholly owned by Ford and certain of its subsidiaries. Ford Credit Europe's primary business is to support the sale of Ford vehicles in Europe through the Ford dealer network. A variety of retail, leasing and wholesale finance plans is provided in most countries in which it operates. The business of Ford Credit Europe is substantially dependent upon Ford's automotive operations in Europe. Ford Credit Europe issues commercial paper, certificates of deposits and term debt to fund its credit operations. One of the purposes of the consolidation described above is to facilitate Ford Credit Europe's access to public debt markets. Ford Credit Europe's ability to obtain funds in these markets is affected by its credit ratings, which are closely related to the financial condition of and outlook for Ford.

First Nationwide Financial Corporation

      First Nationwide, a savings and loan holding company organized in Delaware in 1959, was acquired by Ford in December
1985.  It is a wholly owned subsidiary of Ford.

   The principal asset of First Nationwide is the capital stock of First Nationwide Bank, A Federal Savings Bank ("First
Nationwide Bank" or the "Bank"). The Bank is a federally chartered, capital stock savings bank which, with its predecessor institutions, has been in the savings and loan business since
1885. The principal business of the Bank consists of attracting savings deposits from the public and making loans collateralized by liens on residential and other real estate. Income is derived from interest charges on real estate loans and, to a lesser extent, from fees received in connection with such loans and interest on securities investments. The major expense of the Bank is the interest it pays on savings accounts and on borrowings.

     First Nationwide's loans receivable (including those of the Bank) were as follows at the dates indicated (in millions):

                                                           December 31,
                                                    --------------------------
                                                    1993                 1992*
                                                    ----                 -----
  Real estate loans                                $11,712               $13,097
  Consumer and other loans                             485                   536
                                                   -------               -------
     Total                                          12,197                13,633
  Unearned fees and discounts, net                    (109)                 (120)
  Allowance for loan losses                           (396)                 (405)
                                                    ------               -------
            Total loans receivable, net            $11,692               $13,108
                                                   =======               =======

______________

* Certain amounts for 1992 have been restated to conform with presentations adopted in 1993.

Included in the above receivables at December 31, 1993 and 1992 were $9.0 billion and $10.2 billion, respectively, of variable rate real estate loans. Loans held for sale, not included above, were $288 million and $195 million at December 31, 1993 and 1992, respectively.

        The percentages of real estate loans by state were as follows at December 31, 1993, excluding accrued interest receivable, discounts and premiums, and loss reserves, and including $288 million of loans held for sale: California - 55.4%; New York - 10.8%; Florida - 3.8%; Illinois - 3.2%; and 46
other states, none of which exceeded 3.0% of total real estate loans.

       The following table reflects at the dates indicated the amount of non-accrual, past due, and troubled debt restructured loans including the interest income recognized and total interest income that would have been recognized had the borrowers performed under the original terms of the loans (in millions):

                                                    December 31,
                        -----------------------------------------------------------------
                                     1993                            1992*
                        ------------------------------    -------------------------------
                                             Total                             Total
                                 Interest    Interest             Interest     Interest
                                 Income      Income if            Income       Income if
                        Balance  Recognized  Performing  Balance  Recognized   Performing
                       --------  ---------   ----------  -------  ----------   ----------
Non-accrual loans      $  708     $ 17          $ 55       $1,072    $19         $ 93
Accruing loans
 contractually past
 due 91 days or more        0        0             0            2      0            0
Troubled debt
 restructured loans       512       41            45          336     25           32
                         ------    ---         -----       ------    ---         ----
      Total              $1,220    $58          $100       $1,410    $44         $125
                         ======    ===          ====       ======    ===         ====

______________
*  Certain amounts for 1992 have been restated to conform with
presentations   adopted in 1993.

At December 31, 1993, there were no commitments to lend additional funds to borrowers whose loans were on non-accrual status or were restructured.

    An analysis of First Nationwide's allowance for losses on loans is as follows for the years indicated (in millions):

                                     Real     Consumer
                                    Estate   and Other     Commercial    Total
                                    ------   --------      ----------    -----
Balance, December 31, 1990         $267       $16           $  3          $ 286

  Additions                        254         5              14           273
  Charge-offs                     (121)      (14)            (10)         (145)
  Recoveries                         2         3               -             5
                                  ----       ---            ----          ----
Balance, December 31, 1991         402        10               7           419

  Additions                        121         3               4           128
  Charge-offs                     (135)       (5)             (6)         (146)
  Recoveries                         2         1               1             4
                                  ----       ---            ----          ----
Balance, December 31, 1992         390         9               6           405

  Additions                        137         3               -           140
  Charge-offs                     (152)       (5)             (6)         (163)
  Recoveries                        12         1               1            14
                                  ----       ---             ---          ----
Balance, December 31, 1993        $387       $ 8             $ 1          $396
                                  ====       ===             ===          ====

       Federally chartered savings and loan institutions are regulated principally by the Office of Thrift Supervision
("OTS"), a bureau of the Department of Treasury. Deposit insurance for these institutions is provided by the Federal
Deposit Insurance Corporation ("FDIC").  Regulated areas include:
capital requirements, payments of dividends, transactions with affiliates and activities that might create a serious risk to insured institutions.

    The Bank is subject to regular concurrent examinations of its operations by the OTS and the FDIC, the most recent of which were completed in December 1993. In response to examiners' concerns expressed in recent examinations, the

Item 1. Business (Continued)

Bank has taken positive steps to improve asset quality and other areas of its operations. The Bank filed its response to the most recent OTS examination report in January 1994. Pursuant to an agreement with the OTS, the FDIC did not issue a separate examination report.

   For a discussion of the losses incurred by First Nationwide in 1993 and 1992, see Item 7. "Management's Discussion and
Analysis of Financial Condition and Results of Operations."

    Ford presently is investigating strategic actions with respect to First Nationwide. Such actions could include the sale of a substantial portion of the Bank's assets. It is premature at this time, however, to determine whether any actions will occur and what impact, if any, such actions could have on Ford's financial results.

The Hertz Corporation

     On March 8, 1994, Ford purchased from Commerzbank
Aktiengesellschaft, a German bank, additional shares of common stock of Hertz aggregating 5% of the total outstanding voting stock, thereby bringing Ford's ownership of the total voting stock of Hertz to 54% from 49%. Since the Company was a principal shareholder of Hertz prior to the purchase from Commerzbank, no significant change in the relationship between Ford and Hertz is expected. The effect of this transaction on Ford's consolidated financial statements is not expected to be material. Hertz had been accounted for on an equity basis;
following the purchase, Hertz's operating results, assets, liabilities, and cash flows will be consolidated in Ford's financial statements, as part of the Financial Services business segment. Hertz is engaged principally in the business of renting automobiles and renting and leasing trucks, without drivers, in or through approximately 5,200 locations throughout the U.S. and in over 140 foreign countries.

Ford Holdings, Inc.

    Ford Holdings was incorporated on September 1, 1989 for the principal purpose of acquiring, owning and managing certain assets of Ford. All the outstanding common stock of Ford
Holdings, representing 75% of the combined voting power of all classes of capital stock, is owned, directly or indirectly, by Ford. The balance of the capital stock, consisting of shares of Flexible Rate Auction Preferred Stock (Exchange), Series A
Cumulative Preferred Stock, Series B Cumulative Preferred Stock and Series C Cumulative Preferred Stock, is held by persons other than Ford and accounts for the remaining 25% of the total voting power. Ford Holdings' primary activities consist of consumer and commercial financing operations, insurance underwriting and equipment leasing through its wholly owned subsidiaries, The
Associates, American Road and USL Capital.

Item 1. Business (Continued)

Associates First Capital Corporation

      The Associates conducts its operations primarily through its principal operating subsidiary, Associates Corporation of North America. The Associates' primary business activities are consumer finance, commercial finance and insurance underwriting.
The consumer finance operation is engaged in making and investing in residential real estate-secured loans to individuals, making secured and unsecured installment loans to individuals, purchasing consumer retail installment obligations, investing in credit card receivables, financing manufactured housing purchases and providing other consumer financial services. The commercial finance operation is principally engaged in financing sales of transportation and industrial equipment and leasing, and providing other financial services, including automobile club, mortgage banking, and relocation services. The insurance operation is engaged in underwriting credit life, credit accident and health, property, casualty and accidental death and dismemberment insurance, principally for customers of the finance operations of The Associates.

      The Associates' finance receivables were as follows at the dates indicated (in millions):

                                                             December 31,
                                                         --------------------
                                                         1993            1992
                                                         ----            ----
Consumer finance
  Residential real estate-secured receivables            $10,626          $ 9,820
  Direct installment and credit card receivables           6,060            5,277
  Manufactured housing and other
   installment receivables                                 3,810            2,846
                                                          ------          -------
     Total consumer finance receivables                   20,496           17,943
Commercial finance
  Heavy-duty truck receivables                             4,334            3,500
  Other industrial equipment receivables                   4,743            4,172
                                                          ------          --------
        Total commercial finance receivables               9,077            7,672
                                                          ------          -------
Gross receivables                                         29,573           25,615
Unearned finance income                                   (3,208)          (2,781)
                                                          ------          -------
Net finance receivables                                  $26,365          $22,834
                                                         =======          =======

Allowance for losses on finance receivables             $   809           $   699

      Credit loss experience, net of recoveries, of The
Associates' finance business was as follows for the years indicated (dollar amounts in millions):

                                             Years Ended or at December 31,
                                             ------------------------------
                                             1993        1992        1991
                                             ----       -----        ----
     NET CREDIT LOSSES
       Consumer finance
        Amount                             $ 372       $ 383        $ 354
        % of average net receivables        2.19%       2.64%        2.84%
        % of receivables liquidated         3.41        4.57         5.65
       Commercial finance
        Amount                             $  22       $  42        $  35
        % of average net receivables         .30%        .64%         .60%
        % of receivables liquidated          .26         .61          .61
       Total net credit losses
        Amount                             $ 394       $ 425        $ 389
        % of average net receivables        1.61%       2.02%        2.13%
        % of receivables liquidated         2.03        2.80         3.24
     ALLOWANCE FOR LOSSES
       Balance at end of period            $ 809       $ 699        $ 591
        % of net receivables                3.07%       3.06%        2.93%

     The following table shows total balances delinquent sixty days and more by type of business at the dates indicated (dollar amounts in millions):

                       Consumer Finance     Commercial Finance           Total
                     -------------------   -------------------    -------------------
                     Balances Delinquent   Balances Delinquent    Balances Delinquent
                      60 Days and More       60 Days and More       60 Days and More
                     ------------------    -------------------   --------------------
                      Gross       % of       Gross       % of     Gross        % of
                      Amount  Outstandings   Amount  Outstandings Amount   Outstandings
                      ------  ------------   ------  -----------  ------   ------------
At December 31,
          1993       $380      1.85%          $48     .53%         $428    1.45%
          1992        359      2.00            63     .82           422    1.65

      An analysis of The Associates' allowance for losses on finance receivables is as follows for the years indicated (in millions):

                                       1993     1992        1991
                                       ----     ----        ----
   Beginning balance                  $699      $591       $450
     Additions                         477       513        434
     Recoveries                         88        72         54
     Losses                           (482)     (497)      (443)
     Other adjustments, primarily
       reserves of acquired
       businesses                       27        20         96
                                      ----      ----       ----
   Ending balance                     $809      $699       $591
                                      ====      ====       ====

Item 1. Business (Continued)

The American Road Insurance Company

     American Road was incorporated as a wholly owned subsidiary of Ford Credit in 1959 and was transferred to Ford Holdings in 1989. The operations of American Road consist primarily of underwriting floor plan insurance related to substantially all new vehicle inventories of dealers financed at wholesale by Ford
Credit in the United States and Canada, credit life and disability insurance in connection with retail vehicle financing, and insurance related to retail contracts sold by automobile dealers to cover vehicle repairs. In addition, Ford Life
Insurance Company ("Ford Life"), a wholly owned subsidiary of American Road, offers single premium deferred annuities which are sold primarily through banks and brokerage firms. The obligations of Ford Life, including annuities, are guaranteed by American Road.

       In the second quarter of 1992, Ford Credit discontinued purchasing collateral protection insurance ("CPI") from American
Road for vehicles financed at retail by Ford Credit. As a result, total premiums written by American Road in 1992 were down
38% from 1991. The discontinuance of Ford Credit's purchase of CPI was a significant factor in American Road's 1992 profit decline from 1991 and had a negative but smaller impact on 1993 earnings. American Road exited the CPI market for vehicles and homes financed by other institutions by the end of 1993.

USL Capital Corporation

     USL Capital, a diversified commercial leasing and financing
Organization, originally incorporated in 1956, was acquired by Ford in 1987 and was transferred to Ford Holdings in 1989. In
November 1993, the corporation's name was changed from United
States Leasing International, Inc. to USL Capital Corporation.
The primary operations of USL Capital include the leasing, financing, and management of office, manufacturing and other general-purpose business equipment; commercial fleets of automobiles, vans, and trucks; large-balance transportation equipment (principally commercial aircraft, rail, and marine equipment); industrial and energy facilities; and essential-use equipment for state and local governments. It also provides intermediate-term, first-mortgage loans on commercial properties and invests in corporate preferred stock and debt instruments.
Certain of these financing transactions are carried on the books of Ford affiliates.

Item 1. Business (Continued)

      The following table sets forth certain information regarding USL Capital's earning assets, credit losses, and delinquent accounts at the dates indicated (dollar amounts in millions):

                                                             December 31,
                                                    ----------------------------
                                                    1993         1992        1991
                                                   -----         ----        ----

   Total earning assets
     Investments in finance leases - net           $2,364         $2,075     $1,463
     Investments in operating leases - net            695            558        492
     Investments in leveraged leases - net            191              4          -
     Notes receivable                                 721            502        416
     Investment in securities                         563            329        236
     Inventory held for sale or lease                  55             97        100
     Investments in associated companies               18             20         20
                                                   ------         ------     ------
          Total                                    $4,607         $3,585     $2,727
                                                   ======         ======     ======
   Allowance for doubtful accounts
     Beginning balance                             $   40         $   30     $   25
     Additions                                         25             19         11
     Deductions                                       (10)            (9)        (6)
                                                   ------         ------     ------
          Ending balance                           $   55         $   40     $   30
                                                   ======         ======     ======
   Allowance for doubtful accounts
     as a percent of earning assets                   1.2%           1.1%       1.1%

   Total balance over 90 days past due
     at year end                                     $ 44           $ 49       $ 23
   Percent of earning assets                          1.0%           1.4%       0.8%


                             Governmental Standards


    A number of governmental standards and regulations relating to safety, corporate average fuel economy ("CAFE"), emissions control, noise control, damageability and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale in the United States and Europe. In addition, manufacturing and assembly facilities in the United States and Europe are subject to stringent standards regulating air emissions, water discharges and the handling and disposal of hazardous substances. Such facilities in the United States also are subject to a comprehensive federal-state permit program relating to air emissions. Many of the standards will become increasingly stringent. Moreover, additional and even more stringent standards and regulations, notably car and truck emissions and CAFE standards, may be made applicable to future model vehicles as well as to existing and future facilities. The technological feasibility of achieving compliance with some of these standards and regulations has not been established on a commercial basis. Assuming that compliance with all applicable standards and regulations can be achieved within the prescribed time frame, it will be extremely costly and it could be necessary for Ford to take such actions as curtailing or eliminating production of certain cars, trucks and engines. Such actions could have substantial adverse effects on Ford's sales volume and profits.

      Mobile Source Emissions Control -- As amended in November 1990, the Federal Clean Air Act (the "Clean Air Act" or the "Act") imposes significantly more stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States than those previously in effect. The effective dates of these standards, some of which have phase-in periods, vary depending upon the type of vehicle, but begin to apply as early as the 1994 model year. In addition, the Act doubles the length of the "useful life" during which compliance with the applicable standards must be achieved. Passenger cars, for example, must comply for 10 years or 100,000 miles, whichever first occurs.
The Act prohibits, among other things, the sale in or importation into the United States of any new motor vehicle or engine which is not covered by a certificate of conformity issued by the United States Environmental Protection Agency (the "EPA").

      The Act also may require production of certain new cars and trucks capable of operating on fuels other than gasoline or diesel fuel ("alternative fuels") under a pilot test program to be conducted in California beginning in the 1996 model year. Under this pilot program, each manufacturer will be required to sell its pro rata share of 150,000 vehicles in each of the 1996, 1997 and 1998 model years and its pro rata share of 300,000 vehicles in each model year thereafter. The Act also authorizes certain states to establish programs to encourage the purchase of such vehicles.

       Motor vehicle emissions standards even more stringent than those referred to above will become effective as early as the 2003 model year, unless the EPA determines that such standards are not necessary, technologically feasible or cost-effective.

    The Act authorizes California to establish unique emissions control standards that, in the aggregate, are at least as stringent as the federal standards if it secures the requisite waiver of federal preemption from the EPA. The Health and Safety Code of the State of California prohibits, among other things, the sale to an ultimate purchaser who is a resident of or doing business in California of a new motor vehicle or engine which is intended for use or registration in that state which has not been certified by the California Air Resources Board (the "CARB").
The CARB received a waiver from the EPA for a series of passenger car and light truck emissions standards (the "low emission vehicle", or "LEV", standards), effective beginning between the 1994 and 2003 model years, that are more stringent than those prescribed by the Act for the corresponding periods of time. These California standards are intended to promote the development of various classes of low emission vehicles. California also requires that a specified percentage of each manufacturer's vehicles produced for sale in California, beginning at 2% in 1998 and increasing to 10% in 2003, must be "zero-emission vehicles" ("ZEVs"), which produce no emissions of regulated pollutants.

     Electric vehicles are the only presently known type of zero-emission vehicles. However, despite intensive research activities, technologies have not been identified that would allow manufacturers to produce a commercially viable electric vehicle. To comply with the mandate, manufacturers may have to offer substantial discounts on electric vehicles, selling them well below cost, or increase the price or curtail the sale of non-electric vehicles. The California emissions standards present significant technological challenges to manufacturers and compliance may require costly actions that would have a substantial adverse effect on Ford's sales volume and profits.

    The Act also permits other states with air quality problems to adopt new motor vehicle emissions standards identical to those adopted by California, if such states lawfully adopt such standards two years before commencement of the affected model year. In October 1991, a group of twelve northeastern states and the District of Columbia, the Ozone Transport Commission (the "OTC"), organized under provisions of the Act and executed a Memorandum of Understanding under which they agreed to propose adoption of the California LEV standards. On February 1, 1994, the OTC voted to recommend to the EPA that it require all member states to adopt the California LEV standards in their state implementation programs. The EPA must act on the petition within nine months after its receipt. Adoption of the California LEV standards by any state will present challenges and potential adverse effects similar to those that will be experienced in California, which may be further aggravated by conditions in a particular state.

     In November 1990, the Department of Environmental Conservation (the "DEC") of the State of New York adopted regulations, effective beginning in the 1993 model year, that are intended to require that vehicles sold in that state comply with California's 1993 model year (pre-LEV) emissions standards. In May 1992, the DEC adopted regulations purporting to implement the California LEV standards beginning in the 1994 model year. The American Automobile Manufacturers Association ("AAMA"), of which Ford is a member, and the Association of International Automobile Manufacturers ("AIAM") challenged the legality of the DEC's adoption of the LEV standards, as inconsistent with its legal authority under the Act. A ruling by the U.S. District Court in Binghamton, New York, that the DEC's adoption of the LEV standards violated certain provisions of the Act (and was, therefore, invalid) was appealed to the U.S. Court of Appeals for the Second Circuit (the "Second Circuit Court"). On February 4, 1994, the Second Circuit Court upheld certain aspects of the State of New York's adoption of the California LEV standards, including the ZEV sales mandate. However, the Second Circuit Court also held that the standard would not apply to 1995 model year vehicles, thereby making the standard applicable to 1996 and beyond model year vehicles. A 1990 Massachusetts law, as implemented by regulations issued in 1992, purports to adopt the California LEV standards beginning in the 1995 model year. A special study commission established by the Massachusetts legislature to re-evaluate adoption of the California Act and standards recommended proceeding with their adoption. The AAMA and AIAM are challenging the adoption of the standards in the U.S. District Court in Massachusetts.

      Under the Act, if the EPA determines that a substantial number of any class or category of vehicles, although properly maintained and used, do not conform to applicable emissions standards, a manufacturer may be required to recall and remedy such nonconformity at its expense. Further, if the EPA determines through testing of production vehicles that emission control performance requirements are not met, it can halt shipment of motor vehicles of the configuration tested. California has similar, and in some respects greater, authority to order manufacturers to recall vehicles. Ford has been required, and may in the future be required, to recall vehicles for such purposes from time to time. The costs of related repairs or inspections associated with such recalls can be substantial.

      The European Union has established standards which, in many cases, will require motor vehicle emissions control equipment similar to that used in the U.S. These standards, which are of generally equivalent stringency to 1983 model year U.S. standards for gasoline-powered vehicles and 1987 model year standards for diesel-powered vehicles, are applicable to vehicles type-approved after July 1, 1992, and registered after December 31, 1992. The EU Council of Ministers has unanimously adopted a common position approving a proposal by the European Commission to adopt more stringent motor vehicle emission standards. Under the European Union's new co-decision procedure, the Council's common position must be referred to the European Parliament (which may accept, modify or reject the proposal) for further action before the proposal can be adopted. Under the co-decision procedure, adoption is expected to be completed in the first half of 1994. The proposed standards would apply to vehicle homologations (i.e., the European regulatory certification process) beginning January 1, 1996 and to new vehicle registrations beginning January 1, 1997 and are of generally equivalent numerical stringency to those which begin to apply in the U.S. for the 1994 model year. The common position also provides for the European Commission to propose by the end of 1994 supplementary reductions in motor vehicle emissions that would take effect beginning January 1, 2000. Such supplemental reductions would be a function of technical progress achieved between now and 2000. When the more stringent standards are adopted, European Union member countries would be permitted to provide "green" incentives for the purchase of vehicles that comply with the new standards before their effective date. Certain other European countries also have established, and may in the future establish, unique automotive emissions standards.

       Certain European countries, including member countries of the European Union, are conducting in-use emissions testing to ascertain compliance of motor vehicles with applicable emissions standards. These actions could lead to recalls of vehicles and the future costs of related repairs or inspections could be substantial.

       Motor Vehicle Safety -- Under the National Traffic and
Motor Vehicle Safety Act of 1966, as amended (the "Safety Act"), the National Highway Traffic Safety Administration (the "Safety Administration") is required to establish appropriate federal motor vehicle safety standards that are practicable, meet the need for motor vehicle safety and are stated in objective terms. Since 1968 the Safety Act has prohibited the sale in the United States of any new motor vehicle or item of motor vehicle equipment that does not conform to applicable federal motor vehicle safety standards. The Safety Administration has announced its intention to establish additional such standards in the near future, which Ford supports in principle. Ford expects to be able to comply with those standards but only at significantly increased costs, because doing so will tend to conflict with the need to reduce vehicle weight in order to meet stringent emissions and fuel economy standards. The Safety Administration also is required to make a determination on the basis of its investigation whether motor vehicles or equipment contain defects related to motor vehicle safety or fail to comply with applicable safety standards and, generally, to require the manufacturer to remedy any such condition at its own expense.
The same obligation is imposed on a manufacturer which obtains knowledge that any motor vehicle manufactured by it contains a defect determined in good faith by it to be related to motor vehicle safety. There currently are pending before the Safety Administration a number of major investigations relating to alleged safety defects or alleged noncompliance with applicable safety standards in vehicles built, imported or sold by Ford. The cost of recall programs to remedy safety defects or noncompliance, should any be determined to exist as a result of certain of such investigations, could be substantial.

     The European Union, individual Member States within the European Union and other countries in Europe also have safety standards applicable to motor vehicles and are likely to adopt additional or more stringent standards in the future. The cost of complying with these standards, as well as the cost of any recall programs to remedy safety defects or noncompliance, could be substantial.

      Motor Vehicle Fuel Economy -- Passenger cars and trucks rated at less than 8,500 pounds gross vehicle weight are required by regulations issued by the Safety Administration pursuant to the Motor Vehicle Information and Cost Savings
Act (the "Cost Savings Act") to meet separate minimum CAFE standards. Failure to meet the CAFE standard in any model year, after taking into account all available credits, is deemed to be unlawful conduct and would subject a manufacturer to the imposition of a civil penalty equivalent to $5 for each one-tenth of a mile per gallon
("mpg") under the applicable standard multiplied by the number of vehicles in the class (i.e., domestic cars, domestic trucks, imported cars or imported trucks) produced in that model year.
Each such class of vehicle may earn credits either as a result of exceeding the standard in one or more of the preceding three model years ("carryforward credits") or pursuant to a plan, approved by the Safety Administration, under which a manufacturer expects to exceed the standard in one or more of the three succeeding model years ("carryback credits") but credits earned by a class may not be applied to any other class of vehicles.

     The Cost Savings Act established a passenger car CAFE standard of 27.5 mpg for the 1985 and later model years, which the Safety Administration asserts it has the authority to amend to a level it determines to be the "maximum feasible" level (considering the following factors: technological feasibility, economic practicality, the effect of other federal motor vehicle standards on fuel economy, and the need of the nation to conserve energy). Pursuant to the Cost Savings Act, the Safety Administration established CAFE standards applicable to 1994 and 1995 model year light trucks (under 8,500 lbs. GVW) at 20.5 mpg and 20.6 mpg, respectively (on a combined two-wheel drive/four-wheel drive basis). It also has issued a Notice of Proposed Rulemaking ("NPRM") proposing to set standards for light trucks within the range of 20.5 mpg to 21.5 mpg for model years 1996 and 1997.

      If the Safety Administration sets light truck standards for the 1996 and 1997 model years within the range proposed in the NPRM referred to above, Ford expects to be able to comply with the CAFE standards applicable to its 1994 through 1997 model year "domestic" and "import" cars and light trucks, although it may be necessary to use credits to do so.

       Despite Ford's expectations of compliance, however, there are factors that could jeopardize its ability to comply. These factors include the possibility of changes in market conditions, including a shift in demand for larger vehicles and a decline in demand for small and middle-size vehicles; or conversely, a shortage of reasonably priced gasoline resulting in a decreased demand for more profitable vehicles and a corresponding increase in demand for relatively less profitable vehicles.

      It is anticipated that efforts may be made to raise the CAFE standard because of concerns for CO2 emissions, energy security or other reasons. President Clinton's Climate Change Action Plan sets a goal to improve new vehicle fuel efficiency in an amount equivalent to at least 2% per year over a 10 to 15 year period, using a combination of regulatory and non-regulatory measures. If the entire goal, or a substantial portion of the goal, is to be achieved through higher CAFE standards, Ford would find it necessary to take various costly actions that would have substantial adverse effects on its sales volume and profits. For example, Ford could find it necessary to curtail or eliminate production of larger family-size and luxury passenger cars and full-size light trucks, restrict offerings of engines and popular options, and continue or increase market support programs for its most fuel-efficient passenger cars and light trucks.

      The Energy Tax Act of 1978, as amended, imposes a federal excise tax on automobiles which do not achieve prescribed fuel economy levels. Additional legislative proposals could be introduced that, if enacted, would increase excise taxes or create economic disincentives to purchase any except the least fuel consuming vehicles. Because of the uncertainties and variables inherent in testing for fuel economy and the uncertain effect on fuel economy of other government requirements, it is not possible to predict the amount of excise tax, if any, which may be incurred.

      Stationary Source Air Pollution Control -- Pursuant to the Clean Air Act the states are required to amend their implementation plans to require more stringent limitations on the quantity of pollutants which may be emitted into the atmosphere, and other controls, to achieve national ambient air quality standards established by the EPA. In addition, the Act requires reduced emissions of substances that are classified as hazardous or that contribute to acid deposition, imposes comprehensive permit requirements for manufacturing facilities in addition to those required by various states, and expands federal authority to impose severe penalties and criminal sanctions. The Act requires the EPA and the states to adopt regulations, and allows states to adopt standards more stringent than those required by the Act. The costs to comply with these provisions of the Act cannot presently be quantified but could be substantial. In addition, the enormous complexity and time-consuming nature of the comprehensive federal-state permit program provided for by the Act may reduce operational flexibility and may delay or prevent future competitive upgrading of Ford's production facilities in the United States.

      Water Pollution Control -- Pursuant to the Federal Clean Water Act (the "Clean Water Act"), Ford has been issued National Pollutant Discharge Elimination System permits which establish certain pollution control standards for its manufacturing facilities that discharge wastewater into public waters. Ford, among many other companies, also is required to comply with certain standards and obtain permits relating to discharges into municipal sewerage systems. The EPA also requires management standards and, in some cases, permits for the discharge of storm water. The standards under the Clean Water Act are established by the EPA and by the state where a facility is located. Many states have requirements that go beyond those established under the Clean Water Act. These various requirements may necessitate the addition of costly control equipment.

      The EPA recently issued proposed regulations, pursuant to the Great Lakes Critical Programs Act of 1990, that would require more restrictive standards for discharges into waters that impact the Great Lakes. Ford and many others have expressed opposition to these proposed regulations which, if adopted, could require the addition of costly control equipment.

     Hazardous Waste Control -- Pursuant to the Federal Resource Conservation and Recovery Act ("RCRA"), the EPA has issued regulations establishing certain procedures and standards for persons who generate, transport, treat, store, or dispose of hazardous wastes. These regulations also require permits for treatment, storage, and disposal facilities and corrective action for prior releases at sites where permits are issued. The EPA has delegated permit authority to states with programs equivalent to RCRA, and states may adopt even more extensive requirements. The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the "Superfund Act"), requires disclosure of certain releases from Ford facilities into the environment, creates potential liability for remediation costs at sites where Ford waste was disposed and for damage to natural resources resulting from a release, and provides for citizens' suits for failure to comply with final requirements of orders or regulations. A number of states have enacted separate state laws of this type. In addition, under the Federal Toxic Substances Control Act ("TSCA"), the EPA evaluates environmental and health effects of existing chemicals and new substances. Pursuant to TSCA, the EPA has banned production of polychlorinated biphenyls and regulates their use in transformers, capacitors and other equipment that may be located at Ford's facilities.

      European Pollution and Waste Control -- The European Union, individual Member States within the European Union and other countries in Europe also have requirements governing air and water pollution and hazardous waste control and are likely to adopt additional or more stringent requirements in the future. The cost of complying with these standards could be substantial.

    Ozone Depleting Chemicals -- An international agreement,
the Montreal Protocol on Substances that Deplete the Ozone Layer, as amended (the "Montreal Protocol"), and the Clean Air Act require a phaseout beginning in 1993 of certain chemicals deemed to be ozone-depleting, including chlorofluorocarbons ("CFCs"), in both products and manufacturing processes. The EPA Administrator is required by the Clean Air Act to adopt regulations that are consistent with the Montreal Protocol. In February 1992, acting under provisions of the Clean Air Act, former President Bush announced the acceleration of the phase-out of CFCs by requiring the elimination of production of CFCs by December 31, 1995 (except for amounts necessary for essential uses and for servicing existing equipment) and directing CFC producers to reduce their production in each of the years 1992-1995 to one-half of 1986 production levels. In November 1992, the phaseout schedule for CFC production under the Montreal Protocol was accelerated even further, requiring CFC producers to reduce their production in 1994 and 1995 to one-quarter of 1986 production levels and requiring a complete phaseout of CFC production by January 1, 1996, except for production or importation of CFC's
for "essential uses" only.   The Act also specifies mandatory
recycling of CFCs during vehicle air conditioning service.

     The Company expects that its vehicle air-conditioning systems and most of its manufacturing operations will become free of CFCs within the mandated phaseout and elimination schedule for these chemicals, but some continued need for them will exist to service existing equipment and vehicles.

     Several states (e.g., Vermont and Maine) have enacted laws requiring a complete ban on CFCs in mobile air conditioners prior to imposition of the phaseout mandated by the Act. As a result, the Company may not be able to offer certain vehicles for sale with air conditioners in those states.

     The European Union also has adopted provisions accelerating the Montreal Protocol schedule for CFC reduction. Under the proposal adopted by the European Council, CFCs and certain other ozone depleting chemicals must be completely phased out by January 1, 1995. In addition, the EU Council of Environmental Ministers have agreed to accelerate by 15 years the timetable agreed to in the Montreal Protocol for restrictions on the use and sale of hydrochlorofluoro-carbons ("HCFCs"). The use of HCFCs within the European Union must now be reduced by 35% from their peak 1995 usage by 2004 before being phased out completely by 2015. The Montreal Protocol establishes a final phase-out by 2030.

       Pollution Control Costs -- During the period 1994 through 1998, Ford expects that approximately $700 million will be spent on its North American facilities (primarily all in the U.S.) to comply with air and water pollution and hazardous waste control standards which now are in effect or are scheduled to come into effect. Of this total, Ford estimates that approximately $140 million will be spent in 1994 and $150 million will be spent in 1995.


                            Employment Data

     In 1993, Ford's worldwide employment decreased 1% to 322,213 from 325,333 in 1992. The decrease in average employment for 1993 resulted primarily from the ongoing cost-reduction programs in Europe. Worldwide payrolls were $13.8 billion in 1993, unchanged from 1992.

   Average employment by geographic area in 1993 compared with 1992 levels was as follows:

                                     1993          1992
       United States               166,943       158,377
       Canada                       15,747        14,863
       Europe                       99,527       109,156
       Latin-America                27,259        29,668
       Asia Pacific                 12,737        13,269
                                   -------       -------
            Total                  322,213       325,333
                                   =======       =======

      For further information regarding employment statistics of
Ford, see Item 6. "Selected Financial Data".   For information
concerning employee retirement benefits, see Note 8 of Notes to Financial Statements.

      Substantially all hourly employees of Ford in the United States are included in collective bargaining units represented by unions. Approximately 99% of these unionized hourly employees are represented by the United Automobile Workers (the "UAW"). Approximately 3% of salaried employees are represented by unions. Most hourly employees and many nonmanagement salaried employees of subsidiaries outside the United States also are represented by unions. Affiliates of Ford also are parties to collective bargaining agreements in Britain, Spain, Germany and France.

    Collective bargaining agreements between Ford and the UAW and between Ford of Canada and the Canadian Automobile Workers were entered into in 1993 and are scheduled to expire in September 1996.


                         Research and Development

      Ford and certain of its subsidiaries have staffs of professional employees whose activities are directed primarily to the improvement of the performance (including fuel efficiency), safety and comfort of the products of those companies and to the development of new products, and also have staffs of scientists engaged in basic research. Extensive engineering, research and design facilities are maintained for these purposes. Principal among them are the engineering, research and design centers of Ford at Dearborn, Michigan; of Ford of Britain at Dunton, England; and of Ford of Germany at Merkenich, Germany.

     In 1993, 1992 and 1991, $5 billion, $4.3 billion, and $3.7 billion, respectively, were charged to income of Ford and its consolidated subsidiaries for Ford-sponsored research and development activities relating to the development of new products and services and the improvement of existing products and services. In addition, $55 million, $46 million and $44 million were charged to income in 1993, 1992 and 1991, respectively, for customer-sponsored research and development activities.

Item 2.  Properties

       Ford's United States manufacturing and assembly facilities, substantially all of which are owned by Ford and its subsidiaries, are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, electronic components plants, transmission and axle plants, glass plants and industrial equipment plants. A major portion of the distribution centers, warehouses and sales offices is owned by Ford, with the remainder being leased.

      In addition, Ford's foreign subsidiaries maintain and operate manufacturing plants, assembly facilities, parts distribution centers and engineering centers outside the United
States, substantially all of which are owned by such subsidiaries.

      The furniture, equipment and other physical property owned by Ford's Financial Services operations are not significant in relation to their total assets.

Item 3. Legal Proceedings

       Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company and its subsidiaries, including those arising out of alleged defects in the Company's products, governmental regulations relating to safety, emissions and fuel economy, financial services, intellectual property rights, product warranties and environmental matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions or other relief which, if granted, would require very large expenditures. See
Item 1, "Business--Governmental Standards". Included among the foregoing matters are the following:

     Product Matters -- Three suits purporting to be nationwide class actions were filed by some of the plaintiffs of a previously dismissed federal action that allege claims that are substantially the same as those in the dismissed federal action -
- - i.e., that they are or were purchasers or owners of or passengers in 1976 through 1979 model year Ford vehicles equipped with certain automatic transmissions who have incurred property damage, personal injury, economic losses or liability for such losses by reason of an alleged tendency of the vehicles to slip from park to reverse. A judgment dismissing the first such suit by the Superior Court for the District of Columbia was vacated by the local Court of Appeals for the District of Columbia, and renewed motions to dismiss are under consideration by the Superior Court. The second suit was filed in the Court of Common Pleas in Philadelphia, Pennsylvania, and has been stayed pending the entry of final and non-appealable orders in the action referred to in the immediately preceding sentence. The third suit was filed in the Circuit Court of Cook County, Illinois. That court granted the Company's motion to stay proceedings indefinitely and the plaintiffs have appealed that ruling to the Appellate Court of Illinois for the First Judicial District-Third Division.

       Ford is a defendant in various actions for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years. The damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $439 million at January 1, 1994.

       Ford is a defendant in various actions involving the alleged propensity of Bronco II utility vehicles to roll over.
The damages specified in these actions, including both actual and punitive damages, aggregated approximately $367 million at January 1, 1994.

      In some of the actions described in the foregoing paragraphs no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum. In addition to the pending actions, accidents have occurred and claims have arisen which also may result in lawsuits in which such a defect may be alleged.

      Ford is a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and
other products containing  asbestos.   Damages specified by
plaintiffs in complaints in these actions, including both actual and punitive damages, aggregated approximately $163 million at January 1, 1994. (In some of these actions no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum.) As distinguished from most lawsuits against Ford, in most of these asbestos-related cases, Ford is but one of many defendants, and many of these co-defendants have substantial resources.

     Environmental Matters -- Ford has received notices from two government environmental enforcement agencies concerning two separate matters, each potentially involving monetary sanctions exceeding $100,000. One agency believes a Ford facility may have violated regulations relating to the management of certain of the facility's wastes and the other agency believes a Ford facility may violate or may have violated limits established by regulations or permits for emissions or discharges.

     Ford has received notices under RCRA, the Superfund Act and applicable state laws that it (along with others) may be a potentially responsible party for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. Ford also may have been a generator of hazardous substances at a number of other sites. The amount of any such costs or damages for which Ford may be held responsible could be substantial. Contingent losses expected to be incurred by Ford in connection with many of these sites have been accrued and are reflected in Ford's financial statements in accordance with generally accepted accounting principles. However, for many other of these sites the remediation costs and other damages for which Ford ultimately may be responsible are not reasonably estimable because of the uncertainties with respect to factors such as Ford's connection to the site or to materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies and remediation to be undertaken (including the technologies to be required and the extent, duration and success of remediation). As a result, Ford is unable to determine or reasonably estimate the amount of costs or other damages for which it is potentially responsible in connection with these sites, although it could be substantial.

     Other Matters -- A number of claims have been made or may be asserted in the future against Ford alleging infringement of patents held by others. Ford believes that it has valid defenses with respect to the claims that have been asserted. If some of such claims should lead to litigation, however, and if the claimant were to prevail, Ford could be required to pay substantial damages.

     On August 7, 1992, Ford was sued in federal court in Nevada by an individual patent owner seeking damages and an injunction for alleged infringement of three (later amended to four) U.S. patents characterized by the individual as covering machine vision inspection technologies, including bar code reading. Ford and one of its suppliers, Motorola, have filed a declaratory judgment action in the same court to have those patents and several other patents directed to machine vision, radiation beam (e.g., laser and electron beam) uses and semiconductor manufacturing (17 patents in all) declared invalid, unenforceable and not infringed. If the patent holder were to prevail, Ford could be required to pay substantial damages of an as yet indeterminate amount and could become subject to an injunction preventing future uses of any process or product found to be covered by a valid patent.

     On March 15, 1993, Ford was served with a private purported class action lawsuit in Texas relating to allegations of paint peeling on unspecified Ford vehicles. The purported class would include all persons who purchased new or used Ford vehicles in Texas and who experienced paint peeling as a result of unspecified defects in Ford's paint process. The plaintiffs seek an unspecified amount of damages.

     Ford has been served with various private purported class action lawsuits seeking economic damages (including damages for diminution in value and rescission of purchase agreements) on behalf of Bronco II vehicle owners relating to the alleged propensity of such vehicles to roll over. The purported classes include all Bronco II owners in the United States. Each lawsuit expressly excludes personal injury claimants, whose claims are discussed above. Several of the lawsuits seek recovery of unspecified punitive damages. In addition, several of the lawsuits seek an order requiring the Company to recall and retrofit these vehicles.

     Ford of Germany and Volkswagen AG have formed a joint venture to produce a multi-purpose vehicle ("MPV") in Portugal. The Portuguese government has agreed to grant an incentive package to the joint venture. On June 15, 1993 the European Court of Justice rejected a claim filed by a French manufacturer of MPVs challenging the legality of the grant. The same manufacturer has filed an appeal with the European Court challenging the decision of the European Commission in December 1992 granting antitrust approval of the joint venture. Ford has intervened in these proceedings. If the French manufacturer succeeds in the antitrust case, which Ford considers unlikely, the joint venture could be dissolved, the grants may have to be repaid and the participants in the joint venture might have to write off substantial development costs.


Item 4.  Submission of Matters to a Vote of Security Holders

    Not required.

Item 4A.  Executive Officers of the Registrant

  The executive officers of the Registrant and their respective positions and ages at March 25, 1994 are shown in the table below:

                                                                  Present
                                                                  Position
                                                                  with the
                                                                 Registrant
       Name                         Position                     Held Since     Age

Alex Trotman..............     Chairman of the Board             November 1993   60
  (1)(2)                         of Directors, President
                                 and Chief Executive
                                 Officer
                               Director

Allan D. Gilmour..........     Vice Chairman                     January 1993    59
  (2)                          Director

Louis R. Ross.............     Vice Chairman and Chief           January 1993    62
  (2)                            Technical Officer
                               Director

Stanley A. Seneker........     Executive Vice President          October 1987    62
  (2)                           and Chief Financial Officer
                               Director

Kenneth Whipple...........     Executive Vice President--        March 1988      59
                                 Ford and President, Ford
                                 Financial Services Group

W. Wayne Booker...........     Executive Vice President--        October 1992    59
                                 International Automotive
                                 Operations

Edward E. Hagenlocker.....     Executive Vice President--        January 1993    54
                                 North American Automotive
                                 Operations

Peter J. Pestillo.........     Executive Vice President--        January 1993    56
                                 Corporate Relations

William E. Odom...........     Group Vice President--Ford        December 1993   58
                                 and Chairman of the Board
                                 of Directors and Chief
                                 Executive Officer, Ford
                                 Motor Credit Company

Robert L. Rewey...........       Group Vice President--          December 1993   55
                                   Marketing and Sales
                                   Operations

                                                                  Present
                                                                  Position
                                                                  with the
                                                                 Registrant
       Name                       Position                       Held Since     Age
Albert Caspers............        Vice President--Ford and       January 1991   61
                                   Vice President-Engineering
                                   and Vehicle Manufacturing
                                   Group, Ford of Europe
                                   Incorporated

James D. Donaldson........        Vice President--General        July 1992      51
                                   Manager, Truck Operations

Norman F. Ehlers..........        Vice President--Purchasing     January 1992   56
                                   and Supply

Edsel B. Ford II..........        Vice President--Ford and       December 1993  45
 (2)                               President and Chief
                                   Operating Officer, Ford
                                   Motor Credit Company
                                  Director

Ronald E. Goldsberry......        Vice President--General        February 1994  51
                                   Manager, Ford Customer
                                   Service Division

Elliott S. Hall...........        Vice President--Washington     July 1987      55
                                    Affairs

John A. Hall..............        Vice President--Employee       November 1993  56
                                   Relations

Kenneth K. Kohrs..........        Vice President--Car            December 1991  55
                                   Product Development

Keith C. Magee............        Vice President--General        February 1994  47
                                   Manager, Lincoln-Mercury
                                   Division

John W. Martin, Jr........        Vice President--General        April 1989     57
                                   Counsel

Oscar B. Marx III.........        Vice President--Automotive     January 1991   55
                                   Components

David N. McCammon.........        Vice President--Finance        October 1987   59
                                   and Treasurer

W. Dale McKeehan..........        Vice President--General        November 1993  56
                                   Manager, Vehicle Operations

                                                                 Present
                                                                 Position
                                                                 with the
                                                                Registrant
       Name                   Position                          Held Since     Age
John P. McTague.........      Vice President--Technical          March 1990     55
                               Affairs

Jacques A. Nasser.......      Vice President--Ford and           January 1993   46
                               Chairman of the Board,
                               Ford of Europe Incorporated

John A. Oldfield........      Vice President--Ford and           February 1994  57
                               Chairman, Aston Martin
                               Lagonda Limited

Helen O. Petrauskas.....      Vice President--Environmental      March 1983     49
                               and Safety Engineering

Murray L. Reichenstein....    Vice President--Controller         January 1991   56

John M. Rintamaki.........    Secretary                          July 1993      52

Ross H. Roberts...........    Vice President--General            May 1991       56
                               Manager, Ford Division

David W. Scott............    Vice President--Public             January 1988   53
                               Affairs

Robert P. Sparvero........    Vice President--Asia-Pacific       October 1992   53
                               Automotive Operations

John J. Telnack...........    Vice President--Corporate Design   August 1993    56

Robert H. Transou.........    Vice President-General             January 1993   54
                               Manager, Powertrain
                               Operations

Thomas J. Wagner..........    Vice President-Customer            February 1994  55
                               Communication and
                               Satisfaction

(1) Also Chairman of the Organization Review and Nominating Committee of the Board of Directors.
(2) Also a member of the Finance Committee of the Board of Directors.

      Alex Trotman, Allan D. Gilmour, Louis R. Ross, Stanley A.
Seneker and Kenneth Whipple are members of the Office of the Chief Executive of the Registrant.

      Some of the officers listed above also are members of one or more additional committees of the Registrant that are not committees of the Board of Directors.


General Notes:

      All of the above officers have been employed by the Registrant or its subsidiaries in one or more executive capacities during the past five years.

     Under the By-Laws of the Registrant the executive officers are elected by the Board of Directors at the Annual Meeting of the Board of Directors held for this purpose, each to hold office until his or her successor shall have been chosen and shall have qualified or as otherwise provided in the By-Laws.

                                     PART II


Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

     The Common Stock of Ford presently is listed on the New
York, Boston, Philadelphia, Midwest and Pacific Coast Stock Exchanges in the United States; on the Montreal and Toronto Stock Exchanges in Canada; the Tokyo Stock Exchange in Japan; and on certain stock exchanges in Belgium, France, Germany, Switzerland and the United Kingdom. Ford is considering, however, the withdrawal of its Common Stock from listing and registration on certain of these U.S. regional and foreign stock exchanges.

      The high and low sales prices for Ford Common Stock and the dividends paid per share of Common and Class B Stock for each full quarterly period in the years indicated were as follows:

                                         1993                                  1992
                        ------------------------------------     -----------------------------------
                         First     Second    Third    Fourth     First    Second     Third    Fourth
                        Quarter    Quarter   Quarter  Quarter    Quarter  Quarter    Quarter  Quarter
                        -------    ------    ------   ------     ------   -------    -------  -------
Common Stock price
 per share*
   High                 $53 1/2    $56 1/2   $57 3/4  $66 1/8    $40 5/8  $48 7/8    $46 1/4   $43 5/8
   Low                   43         49 3/4    48 3/8   54 3/4     27 3/4   37 3/4     37 7/8    34 3/8

Dividends per share of
  Common and
  Class B Stock         $0.40      $0.40     $0.40    $0.40      $0.40    $0.40      $0.40     $0.40

*Prices reflect New York Stock Exchange Composite Transactions


       As of January 31, 1994, stockholders of record of Ford included 255,378 holders of Common Stock and 107 holders of Class B Stock.

J:\10K\10kpth

Item 6.  Selected Financial Data

     The following tables set forth selected financial data and other data concerning Ford for each of the last ten years (dollar amounts in millions except per share amounts):

Summary of Operations      1993     1992     1991     1990     1989     1988    1987      1986    1985    1984
Automotive
Sales                      $91,568  $84,407  $72,051  $81,844  $82,879  $82,193  $71,797  $62,868 $52,915 $52,527
Operating income/(loss)      1,432   (1,775)  (3,769)     316    4,252    6,612    6,256    4,142   2,902   3,528
Income/(Loss) before
 income taxes and
 cumulative effects
 of changes in
 accounting principles       1,291   (1,952)  (4,052)     275    5,155    7,312    6,499    4,300   3,154   3,909
Income/(Loss) before
 cumulative effects of
 changes in accounting
 principles  (1)               940   (1,534)  (3,186)      99     3,175   4,609    3,767    2,512   2,012   2,528
Net income/(loss)              940   (8,628)  (3,186)      99     3,175   4,609    3,767    2,512   2,012   2,528

Financial Services
Revenues                   $16,953  $15,725  $16,235  $15,806   $13,267 $10,253   $8,096  $ 6,826  $4,700  $3,797
Income before income
 taxes and cumulative
 effects of changes
 in accounting principles    2,712    1,825    1,465    1,221      874    1,301    1,385    1,321     816     629
Income before cumulative
 effects of changes in
 accounting principles       1,589    1,032      928      761      660      691      858      773     504     379
Net income                   1,589    1,243      928      761      660      691      858      773     504     379

Total Company
Income/(Loss) before
 income taxes and
 cumulative effects
 of changes in accounting
 principles                 $4,003   $ (127) $ (2,587)  $1,495   $6,030   $8,343   $7,885   $5,620  $4,015 $4,539
Provision/(Credit) for
 income taxes                1,350      295     (395)     530    2,112    2,999    3,226    2,324   1,487   1,584
Minority interests             124       80       66      105       82       44       34       12      13      48

Income/(Loss) before
 cumulative effects of
 changes in accounting
 principles (1)             $2,529   $ (502) $(2,258)  $  860   $3,835   $5,300   $4,625   $3,285   $2,515 $2,907
Cumulative effects of
 changes in accounting
 principles                     -    (6,883)       -        -        -        -        -        -        -      -
 Net income/(loss)           2,529   (7,385)  (2,258)     860    3,835    5,300    4,625    3,285    2,515  2,907

Total Company Data Per
 Share of Common and
 Class B Stock  (2)
Income/(Loss) before
 cumulative effects of
 changes in accounting
 principles                 $4.55    $(1.46)  $(4.79)   $ 1.86   $8.22  $ 10.96  $  9.05  $  6.16   $4.54  $ 5.26
Income/(Loss)
  Assuming no dilution       4.55    (15.61)   (4.79)     1.86    8.22    10.96     9.05     6.16    4.54    5.26
  Assuming full dilution     4.20    (15.61)    4.79      1.84    8.12    10.80     8.92     6.05    4.40    4.97
Cash dividends               1.60      1.60     1.95      3.00    3.00     2.30     1.58     1.11    0.80    0.67
Common stock price
 range (NYSE)
    . High                 66 1/8    48 7/8   37 3/4    49 1/8  56 5/8    55      56 3/8   31 3/4  19 3/4  17 1/8
    . Low                  43        27 3/4   23 3/8    25      41 3/8    38 1/8  28 1/2   18      13 3/8  11
Average number of
 shares of Common
 and Class B Stock
  outstanding
 (in millions)                493       486     476        463     467       484     511      533     554     552


(1) 1989 includes an after-tax loss of $424 million from the sale of Rouge Steel Company.

(2) Share data have been adjusted to reflect stock dividends and stock splits.


Item 6.  Selected Financial Data (Continued)

Summary of Operations,
 cont.                     1993     1992     1991     1990     1989     1988    1987      1986    1985    1984

Total Company Balance
 Sheet Data at Year End
Assets
  Automotive             $ 61,737 $ 57,170 $ 52,397  $ 50,824 $ 45,819 $ 43,128 $ 39,734  $34,021 $29,297 $25,781
  Financial Services      137,201  123,375  122,032   122,839  115,074  100,239   76,260   59,211  45,797  26,209

    Total Assets         $198,938 $180,545 $174,429  $173,663 $160,893 $143,367 $115,994  $93,232 $75,094 $51,990
Long-term debt
  Automotive             $  7,084 $  7,068 $  6,539  $  4,553 $  1,137 $  1,336 $  2,058  $ 2,467 $ 2,459 $ 2,347
  Financial Services       47,900   42,369   43,680    40,779   37,784   30,777   26,009   19,128  13,753   8,833
Stockholders' equity (3)   15,574   14,753   22,690    23,238   22,728   21,529   18,493   14,860  12,269   9,838

Total Company Facility
 and Tooling Data
Capital expenditures
 for facilities
 (excluding special
 tools)                  $  4,339 $  3,613 $  3,611  $  4,702 $ 4,412  $  3,148 $  2,415  $ 2,179 $ 2,385 $ 2,332
Depreciation                5,456    4,658    3,956     3,185   2,720     2,458    2,107    1,859   1,559   1,405
Expenditures for
 special tools              2,475    2,177    2,236     2,556   2,354     1,634    1,343    1,285   1,417   1,223
Amortization of
 special tools              2,012    2,097    1,822     1,695   1,509     1,335    1,353    1,293     948     979

Total Company Employee
 Data - Worldwide
Payroll                  $ 13,753 $ 13,754 $ 12,850  $ 14,014 $ 13,327 $ 13,010 $ 11,683  $11,290 $10,175 $10,018
Total labor costs          20,087   19,824   17,998    18,962   18,152   18,108   16,591   15,610  14,033  13,803
Average number of
 employees                322,213  325,333  331,977   368,547  366,641  358,939  351,711  382,274 369,314 389,917

Total Company Employee
 Data - U.S. Operations
Payroll                  $  8,888 $  8,015 $  7,389  $  8,309 $  8,650  $ 8,473 $  7,762  $ 7,704 $ 7,213 $ 6,875
Average number
 of employees             166,943  158,377  156,079   179,104  188,286  185,540  180,838  181,476 172,165 178,758
Average hourly labor
 costs  (4)
  Earnings               $  20.94 $  19.92 $  19.10  $  18.44 $  17.77  $ 17.39 $  16.50  $ 16.12 $ 15.70 $ 15.06
  Benefits                  18.12    19.24    17.97     14.12    13.21    13.07    12.38    11.01   10.75    9.40

  Total hourly
   labor costs           $  39.06 $  39.16 $  39.07  $  32.56 $  30.98  $ 30.46 $  28.88  $ 27.13 $ 26.45 $ 24.46



 (3) The cumulative effects of changes in accounting principles reduced equity by $6,883 million in 1992.

 (4) Per hour worked (in dollars).  Excludes data for subsidiary companies.


                               -36-





Item 6.  Selected Financial Data (Continued)


Summary of Vehicle
 Sales (5)            1993       1992      1991        1990       1989        1988       1987       1986      1985       1984
U.S.
 Cars and Trucks (6)
  Cars
  United States     1,950,238  1,841,248  1,605,972  1,853,095  2,186,344  2,376,766  2,171,442  2,093,698  1,940,662  2,047,671
  Canada              126,297    123,551     143,57    147,712    190,037    200,629    187,840    188,887    194,540    167,295

  Total Cars        2,076,535  1,964,799  1,749,543  2,000,807  2,376,381  2,577,395  2,359,282  2,282,585  2,135,202  2,214,966


  Trucks
  United States     1,875,711  1,520,049  1,260,439  1,422,116  1,523,275  1,540,926  1,481,059  1,404,002  1,260,123  1,238,928
  Canada              125,906    109,161    103,757    112,930    136,082    145,142    151,982    126,758    119,583     94,552

 Total Trucks       2,001,617  1,629,210  1,364,196  1,535,046  1,659,357  1,686,068  1,633,041  1,530,760  1,379,706  1,333,480
  Total in U.S.
  and Canada        4,078,152  3,594,009  3,113,739  3,535,853  4,035,738  4,263,463  3,992,323  3,813,345  3,514,908  3,548,446

Cars and Trucks
 Outside
 U.S. and Canada
  Germany             831,216    923,763    969,003    979,941  1,023,380  1,008,198    899,609    862,288    769,883     789,655
  Britain             421,939    473,178    481,794    481,260    515,520    507,367    484,057    438,155    422,003     371,598
  Spain               211,413    310,957    340,796    334,665    310,481    281,679    276,448    268,114    265,783     269,021
  Mexico               90,710    126,334    111,849     84,673     86,830     62,663     34,495     43,601     70,238      50,560
  Australia           126,753    120,017    108,986    157,388    158,740    136,203    134,222    143,415    177,108     156,304
  Taiwan              113,861    113,966    102,631    104,073     99,713     79,906     59,082     34,757     23,714      33,965
  Japan                52,805     66,654     96,298    108,437     91,229     61,722     51,446     44,309     38,559      34,672
  Other Countries
    (7)                36,737     35,496     20,461     18,529     14,723     39,471    119,692    267,761    268,304     330,430
  Total Outside
    United States
    and Canada      1,885,434  2,170,365  2,231,818  2,268,966  2,300,616  2,177,209  2,059,051  2,102,400  2,035,592   2,036,205

Total Worldwide
- -Cars
and Trucks          5,963,586  5,764,374  5,345,557  5,804,819  6,336,354  6,440,672  6,051,374  5,915,745  5,550,500   5,584,651
Total
 Worldwide-Tractors
(8)                         -          -     13,243      67,50     71,690     76,514     63,914     68,336     83,848      82,511
Total Worldwide
Factory Sales       5,963,586  5,764,374  5,358,800  5,872,389  6,408,044  6,517,186  6,115,288  5,984,081  5,634,348   5,667,162

(5)  Includes units manufactured by other companies and sold by Ford.

(6) Factory sales are by source of manufacture, except that Canadian, Mexican and Australian exports to the United States are included as U.S. vehicle sales, and U.S. exports to Canada are included as Canadian vehicle sales.

(7) Includes units sold by Ford in Brazil and Argentina through June 30, 1987, and excludes units sold by Autolatina.

(8)  Ford's tractor operation, Ford New Holland, was sold on May 6, 1991.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     The Company's worldwide net income in 1993 was $2,529 million, or $4.55 per share of Common and Class B Stock, compared with a loss of $7,385 million, or $15.61 per share in 1992. Sales and revenues totaled $108.5 billion in 1993, up 8% from 1992. Factory unit sales of cars and trucks were 5,964,000, up 200,000 or 3%.

     In 1992, Ford adopted new accounting standards for postretirement benefits (principally retiree health care) and income taxes that resulted in a one-time charge to net income in 1992 for prior years of $6,883 million. Excluding the one-time effects of these accounting changes, the Company incurred a net loss of $502 million or $1.46 per share in 1992.

     The Company's financial results in 1993 showed substantial improvement compared with 1992. Improvements in U.S. Automotive operations included the favorable effects of higher industry volume, higher share, and improved margins. Automotive operations outside the U.S. also improved, despite lower industry volumes in Europe. Earnings from Financial Services operations were a record and increased 54% compared with 1992.

     The Company continued its product development and cost reduction programs to strengthen its competitive position. In 1993, capital spending for new products and facilities was $6.8 billion, up $1 billion from 1992. Automotive debt at the end of 1993 was $8,016 million, down $301 million from year-end 1992. Cash and marketable securities for the Company's Automotive segment totaled $9,752 million, up $717 million from year-end 1992.

     In 1994, the Company expects continued improvements in operating results from cost reduction efforts, new product introductions, and a moderate rate of economic growth in the United States. The Company expects sales for the U.S. car and truck industry to reach about 15 million units in 1994. Several new products will be introduced in 1994, including the Ford Windstar, Ford Aspire, Ford Contour and Mercury Mystique. Per-unit U.S. marketing costs for Ford, which declined in 1993, should decline further in 1994 as industry sales increase and new products are introduced.

     The Company expects industry sales in Europe to be up slightly in 1994, compared with 1993. As a result of an expected continuation of the gradual economic recovery in Great Britain and the restructuring actions undertaken in Europe during 1993, the operating results of European Automotive operations are projected to improve in 1994, compared with 1993. In Latin America, the near-term business outlook is favorable, but business conditions have historically been volatile and subject to rapid change.

Fourth Quarter of 1993

     In the fourth quarter of 1993, the Company's worldwide net income was $719 million or $1.30 per share of Common and Class B Stock, compared with a loss of $840 million, or $1.85 per share in the fourth quarter of 1992.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Worldwide Automotive operations earned $297 million in the fourth quarter of 1993, compared with a loss of $1,037 million a year ago. U.S. Automotive operations earned $669 million in the fourth quarter of 1993, compared with a loss of $128 million a year ago, while Automotive operations outside the U.S. incurred a loss of $372 million, compared with a loss of $909 million a year ago. Financial Services earned $422 million in the fourth quarter of 1993, compared with $197 million a year ago.

     Net income for Automotive operations outside the U.S. were adversely affected in the fourth quarter of 1993 by restructuring actions at Jaguar ($109 million) and Ford of Australia ($57 million), offset partially by the favorable one-time effects of a reduction in German tax rates ($59 million). Automotive operations in the U.S. were favorably affected by the gain on the sale of Ford's North American automotive seating and seat trim business
($73 million). The loss a year ago included one-time European restructuring charges of $334 million for Automotive operations and $85 million for Financial Services operations.

     The following discussion of the results of operations excludes the one-time effects associated with accounting changes in 1992 as discussed above. The consolidated financial statements on pages FS-1 through FS-28 should be read as an integral part of this review.


RESULTS OF OPERATIONS:  1993 COMPARED WITH 1992

Automotive Operations

     Net income from Ford's worldwide Automotive operations was $940 million in 1993 on sales of $91.6 billion. In 1992, worldwide Automotive operations incurred a loss of $1,534 million (excluding the accounting changes) on sales of $84.4 billion.

     In the U.S., Ford's Automotive operations earned $1,482 million on sales of $61.6 billion, compared with a loss of $405 million in 1992 on sales of $51.9 billion. Higher vehicle production, reflecting higher industry sales and a higher Ford market share, accounted for most of the improvement. Improved margins, reflecting mainly favorable material costs, manufacturing efficiencies, and lower marketing costs, were offset partially by higher costs for new products and related facilities. Results in 1993 included the one-time favorable effect of tax legislation ($171 million) for the restatement of U.S. deferred tax balances for the Federal income tax rate increase from 34% to 35% and the gain on the sale of Ford's North American automotive seating and seat trim business ($73 million). On an ongoing basis, the effect of the tax rate change on future tax expense will be unfavorable.

     In 1993, the U.S. economy continued to grow at a modest rate. In the eleven quarters since the recovery began in the Spring of 1991, the rate of growth in the gross domestic product (GDP) has averaged 2.7%, 60% of the rate over the comparable period during the last six recoveries. Slow growth has helped reduce interest rates and inflation to low levels. Industry sales of cars and trucks in the United States have gradually increased from
12.5 million units in 1991 to 14.2 million units in

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

1993. Over this period, Ford's combined U.S. car and truck market share has improved -- from 23.2% in 1991 to 25.5% in 1993 -- to the highest level since 1978. The Company also has benefited from reduced marketing incentives, lower supplier cost increases, and other cost efficiencies.

     Full year U.S. car and truck industry volumes increased from
13.1 million units in 1992 to 14.2 million units in 1993. Over 70% of the increase in industry sales was attributable to trucks (including minivans, compact utility vehicles, and compact pickups). Ford's share of the U.S. car market (including Jaguar) was 22.3%, up 5/10 of a point from 1992. The Company's U.S. truck share was 30.5%, up 8/10 of a point from 1992. The improved market share for cars and trucks reflected strong product acceptance.

     Outside the U.S., Ford's Automotive operations lost $542 million in 1993 on sales of $30.0 billion, compared with a loss of $1,129 million in 1992 on sales of $32.5 billion. Results improved despite a weak economy in Europe that resulted in the lowest level of industry sales in eight years. Savings from cost reduction actions in Europe and improved results in Latin America, reflecting primarily higher industry volume in Brazil, more than offset the effects of lower volume in Europe. The loss in 1993 included restructuring charges at Jaguar ($174 million), primarily for resourcing stamping and restructuring other operations to improve efficiency, and at Ford of Australia ($57 million) related to discontinuing production of the Capri and Laser models, offset partially by the favorable one-time effect of a reduction in German tax rates ($59 million). Losses in 1992 included restructuring charges of $334 million.

     Ford's European Automotive operations (excluding Jaguar) lost
$407 million, compared with a loss of $647 million in 1992. The improvement reflected nonrecurrence of the one-time restructuring charge ($334 million) in the fourth quarter of 1992, primarily for planned reductions in employment levels. Lower vehicle production, reflecting lower industry sales (down 16%), higher costs for new products, and the unfavorable effect of fluctuations in foreign currency exchange rates were partially offset by manufacturing efficiencies and other cost improvements.

     Car and truck industry sales in Europe were 12.5 million units in 1993, compared with 15 million units in 1992. Ford's European car market share (including Jaguar) was 11.8% in 1993, up 3/10 of a point from 1992. Ford's European truck share improved 9/10 of a point to 12.6%.

Financial Services Operations

     The Company's Financial Services operations earned a record
$1,589 million in 1993, up $557 million from 1992. Higher volume, reduced interest rates and operating costs, and lower credit losses contributed to record earnings at Financial Services operations, including Ford Credit, The Associates, and USL Capital. Results in 1993 included an unfavorable one-time effect of $31 million from tax legislation in the U.S. Results in 1992 of $1,032 million excluded a favorable effect of $211 million associated with one-time accounting changes, mainly for income taxes, but include organizational restructuring charges relating to European Financial Services operations ($85 million).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Ford Credit's consolidated net income was a record $1,194 million in 1993, up $302 million or 34% from 1992 and included income from its financing operations and its equity in the net income of affiliated companies, primarily Ford Holdings. Ford Holdings is a holding company that owns primarily The Associates, American Road and USL Capital (formerly U.S. Leasing). Ford Credit's financing operations earned a record $996 million in 1993, up $259 million from 1992. Operating improvements resulted primarily from higher levels of earning assets, lower credit losses and higher gains on the sales of receivables, offset partially by the unfavorable effect of tax legislation in the U.S. and lower net interest margins. In addition, international operations managed by Ford Credit earned $199 million in 1993, up $11 million from 1992, primarily reflecting improved net interest margins and lower credit losses offset partially by the unfavorable effect of exchange rates.

     The Associates earned a record $470 million in the U.S. in 1993, up $77 million from 1992. The improvement was more than explained by improved credit loss performance and higher levels of earning assets. In addition, international operations managed by The Associates earned $38 million in 1993, the same as in 1992.

     First Nationwide incurred a loss of $55 million in 1993, compared with a loss of $81 million in 1992. The improvement resulted primarily from reduced borrowing costs, continued improvements in operating costs, a lower adjustment in 1993 to the carrying value of derivative securities and the gain on sale of certain branches. These factors were partially offset by lower levels of earning assets, lower yields from the reinvestment of FDIC proceeds, and a reduction in income tax benefits.

     First Nationwide's 1993 revenues included $72 million from the Federal Savings and Loan Insurance Corporation Resolution Fund (FSLIC/RF), compared with $221 million in 1992. These revenues represented reimbursements for losses or guaranteed yields on covered assets paid pursuant to First Nationwide's agreements with FSLIC/RF to acquire certain savings and loan institutions, as described below in the discussion of 1992 compared with 1991.

     USL Capital earned a record $77 million in 1993, up $17 million from 1992. The improvement resulted primarily from higher earning assets and continued operating cost reductions. American Road earned $79 million in 1993, compared with $47 million in 1992. The increase resulted primarily from improved underwriting experience in extended service plan and floor plan products, partially offset by lower investment income.


HISTORICAL REFERENCE:  1992 COMPARED WITH 1991

Automotive Operations

         In 1992, Ford's worldwide Automotive operations lost $1,534 million on sales of $84.4 billion. The losses include the portion of one-time European restructuring charges relating to Automotive operations
($334 million). As noted previously, these results exclude the one-time effects of accounting changes adopted in 1992. In 1991, the Company's Automotive operations lost $3.2 billion on sales of $72.1 billion.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     In the U.S., Ford's Automotive operations lost $405 million in 1992 on sales of $51.9 billion, compared with a loss of $2.2 billion in 1991 on sales of $40.6 billion. Higher vehicle production, reflecting higher industry sales and a higher Ford market share, accounted for most of the improvement. Improved margins, reflecting mainly lower supplier cost increases and lower marketing costs, were offset partially by the ongoing effect of the accounting change for retiree health care and by revised accruals for estimates of costs for prior model-year customer satisfaction claims.

     Full year U.S. car and truck industry volumes increased from
12.5 million units in 1991 to 13.1 million units in 1992. Ford's share of the U.S. car market was 21.8%, up 1.7 percentage points from 1991, primarily reflecting record sales of the Ford Taurus. The Company's U.S. truck share was 29.7%, up 8/10 of a point from 1991, reflecting strong performance of the Econoline Van and Club Wagon, Explorer, and the new Mercury Villager minivan. The strong share performance and improved industry sales helped to reduce U.S. marketing costs from 16% of revenue in 1991 to 12% of revenue in 1992.

     Outside the U.S., Ford's Automotive operations lost $1,129 million in 1992 on sales of $32.5 billion, compared with a loss of $970 million in 1991 on sales of $31.4 billion. One-time restructuring charges and lower volume in Europe more than accounted for the decline. Partially offsetting these adverse factors were lower costs in Europe and improved operating results in Latin America and Asia-Pacific.

     Ford's European Automotive operations (excluding Jaguar operating results and acquisition costs) lost $647 million in 1992, compared with a loss of $478 million in 1991. The decline was more than accounted for by the one-time restructuring charge and lower volume, primarily reflecting lower Ford car market share. Ford's 1992 European car market share was 11.5%, down 6/10 of a percentage point from 1991, reflecting mainly reduced sales of the Sierra which was replaced by the all-new Mondeo in early 1993. Ford's European truck share improved 1.3 points to 11.7%. Car and truck industry sales in Europe were 15 million units in 1992. Manufacturing efficiencies and other cost improvements were offset partially by higher marketing incentives and the unfavorable effect of fluctuations in foreign currency exchange rates, primarily the devaluation of the Italian lira and British pound compared with the German mark.

Financial Services Operations

     The Company's Financial Services operations earned $1,032 million in 1992, up $105 million or 11% from 1991. Results in 1992 exclude a favorable effect of $211 million associated with one-time effects of accounting changes, mainly for income taxes, but include organizational restructuring charges relating to European Financial Services operations ($85 million). The increase resulted primarily from lower credit losses and improved net interest margins, offset in part by adjustments to the carrying value of derivative securities, lower gains from sales of receivables and a decline in insurance underwriting and investment income. Depreciation costs increased in 1992 as a result of continued growth in operating leases at Ford Credit; the related lease revenues more than offset the increased depreciation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Ford Credit's consolidated net income was $892 million in 1992, up $143 million or 19% from 1991 and included income from its financing operations and its equity in the net income of affiliated companies, primarily Ford Holdings. Ford Credit's financing operations earned
$737 million in 1992, up $179 million from 1991. The improvement in 1992 was more than explained by lower credit losses and improved net interest margins, offset partially by lower gains from sales of receivables. In addition, international operations managed by Ford Credit earned
$188 million in 1992, up $23 million from 1991, primarily reflecting higher levels of receivables and lower credit losses.

     The Associates earned $393 million in the U.S. in 1992, up $46 million from 1991. The improvement resulted primarily from higher levels of receivables and improved net interest margins. In addition, international operations managed by The Associates earned $38 million in 1992, compared with $25 million in 1991.

     First Nationwide incurred a loss of $81 million in 1992, compared with a loss of $73 million in 1991. The decline resulted primarily from a lower level of earning assets, reductions in the carrying value of derivative securities, lower yields from reinvestment of proceeds received from a settlement with FSLIC/RF discussed below, and lower gains on sales of mortgage securities. These factors were offset partially by reduced borrowing costs, lower credit loss provisions, and continued reductions in operating costs.

     First Nationwide's 1992 revenues included $221 million from FSLIC/RF, compared with $310 million in 1991. These revenues represented reimbursements for losses or guaranteed yields on covered assets paid pursuant to First Nationwide's agreements with FSLIC/RF to acquire certain savings and loan institutions. During the second quarter of 1992, First Nationwide entered into a settlement agreement with the Resolution Trust Corporation ("RTC") which substantially terminated the assistance agreements between First Nationwide and the FSLIC/RF relating to the acquisitions. The proceeds from the assets that were reacquired by the FSLIC/RF as part of the agreement were used to reduce associated debt and to reinvest in other earning assets. Although the settlement is not expected to have a material effect on the longer-term earnings of First Nationwide, 1992 earnings were reduced because yields obtained from the reinvestment of the settlement proceeds were lower than yields obtained from the previously held assets.

     American Road earned $47 million in 1992, compared with $126 million in 1991. The decline resulted primarily from discontinuance of the sale of collateral protection insurance to Ford Credit and lower investment income. USL Capital earned $60 million in 1992, up $5 million from 1991.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations

     Cash and marketable securities of the Company's Automotive operations were $9,752 million at December 31, 1993, up $717 million from December 31, 1992. The Company paid $1,086 million in cash dividends on its capital stock during 1993. In 1993, the Company contributed $1 billion to its pension funds.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Automotive capital expenditures were $6.7 billion in 1993, up
$1 billion from 1992. Over the last five years (1989 through 1993), the Company's worldwide capital spending totaled $32 billion. During the next several years, the pace of spending for product change at Ford will continue at similar or higher levels.

     At December 31, 1993, Automotive debt totaled $8,016 million, which was 34% of total capitalization (stockholders' equity and Automotive debt), compared with $8,317 million, or 36% of total capitalization, at year-end 1992.

     At December 31, 1993, Ford (parent company only) had long-term contractually committed credit agreements for use in the U.S. under which $4.8 billion is available from various banks at least through June 30, 1998. The entire $4.8 billion may be used, at Ford's option, by either Ford or Ford Credit. As of December 31, 1993, these facilities were unused.

     Outside the U.S., Ford has additional long-term contractually committed credit-line facilities of approximately $2.4 billion. These facilities are available in varying amounts from 1994 through 1998; none had been utilized at December 31, 1993.

Financial Services Operations

     The Financial Services operations rely heavily on their ability to raise substantial amounts of funds in capital markets in addition to collections on loans and retained earnings. The levels of funds for certain Financial Services operations are affected by certain transactions with Ford, such as capital contributions, dividend payments and the timing of payments for income taxes. Their ability to obtain funds also is affected by their debt ratings which, for certain operations, are closely related to the financial condition and outlook for Ford and the nature and availability of support facilities, such as revolving credit and receivables sales agreements.

     Ford Credit's outstanding commercial paper totaled $24.5 billion at December 31, 1993. Support facilities represent additional sources of funds, if required. At December 31, 1993, Ford Credit had approximately $15.4 billion of contractually committed facilities for use in the United States, 84% of which are available through June 30, 1998. These facilities included $12.5 billion of revolving credit agreements with banks (which included $4.8 billion of Ford bank lines that may be used either by Ford or Ford Credit at Ford's option) and $2.9 billion of agreements to sell retail automotive receivables. At December 31, 1993, all of the U.S. facilities were unused. In addition, at December 31, 1993, international subsidiaries and other credit operations managed by Ford Credit had $14.2 billion of support facilities available outside the U.S., approximately 44% of which were contractually committed. At December 31, 1993, approximately 42% of these support facilities outside the U.S. were in use.

     First Nationwide's principal sources of funds include borrowings, collections on loans, proceeds from the sale of loans, and customers' deposits. In addition, the Federal Home Loan Bank System provides both short- and long-term alternative sources of funds. Other sources include the sale of mortgage pass-through securities and

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

reverse repurchase agreements. Federal regulations require that an insured institution maintain certain regulatory capital requirements. New minimum regulatory capital standards were established in 1989 and will be phased in through 1994. First Nationwide Bank met all of the minimum capital requirements in effect at December 31, 1993.

     At December 31, 1993, The Associates had contractually committed lines of credit with banks of $3.1 billion, with various maturities ranging from January 30, 1994 to December 31, 1994, none of which was utilized at December 31, 1993. Also, at December 31, 1993, The Associates had
$4.1 billion of contractually committed revolving credit facilities with banks, with maturity dates ranging from February 1, 1994 through October 1, 1997, and $1 billion of contractually committed receivables sale facilities, $500 million of which are available through April 15, 1994 and $500 million of which are available through April 30, 1995; none of these facilities was in use at December 31, 1993. At December 31, 1993, foreign operations managed by The Associates had $195 million of support facilities available outside the U.S., approximately 64% of which were contractually committed. At December 31, 1993, about 15% of these support facilities outside the U.S. were in use.

     At December 31, 1993, Ford Holdings had outstanding debt of
$1.9 billion, all of which was long-term. All of the Ford Holdings debt held by nonaffiliated persons is guaranteed by Ford. Ford Holdings had no contractually committed lines of credit at December 31, 1993. In 1993, Ford Holdings sold 1,728 shares of its Series B Cumulative Preferred Stock having an aggregate liquidation preference of $173 million and 2,000 shares of its Series C Cumulative Preferred Stock having an aggregate liquidation preference of $200 million.

     American Road's principal sources of funds are insurance premiums, annuity deposits and investment income. American Road had no debt or credit lines at December 31, 1993.

     At December 31, 1993, USL Capital had $1.4 billion of contractually committed credit facilities, 70% of which are available through September 1998. These facilities included $200 million of contractually committed receivables sale facilities, of which about 86% were in use at December 31, 1993. At December 31, 1993, foreign operations managed by USL Capital had approximately $90 million of contractually committed support facilities available outside the U.S., of which about 75% were in use at December 31, 1993.


NEW ACCOUNTING STANDARDS

     In November 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits", which requires companies to account for employee benefits on an accrual basis for periods when employees are no longer actively employed but have not yet reached retirement. The effect on the Company's financial statements was not material.

     In May 1993, the FASB issued SFAS 114, "Accounting by Creditors for Impairment of a Loan". The standard requires that impaired loans be measured based on the

Item 7. Managment's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


present value of expected future cash flows discounted at the loan's effective interest rate. The Company does not plan to adopt this standard until January 1, 1995, and the effect is not expected to be material.

     In May 1993, the FASB issued SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". The standard establishes financial accounting and reporting requirements for investments in equity securities (excluding those accounted for under the equity method and investments in consolidated subsidiaries) that have readily determinable fair values and for all investments in debt securities. The Company has adopted this standard effective January 1, 1994, and the effect is not expected to be material.

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements and Notes to Financial Statements of the Registrant and the Report of Independent Accountants that are filed as part of this Report are listed under Item 14. "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and are set forth on pages FS-1 through FS-28 immediately following the signature pages of this Report.

     Selected quarterly financial data of Ford and its consolidated subsidiaries for 1992 and 1993 are set forth in Note 17 of Notes to Financial Statements.

Item  9.  Disagreements With Accountants on Accounting and Financial
Disclosure

     Not required.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

     The information called for by Item 10 is incorporated by reference from the information under the caption "Election of Directors" in the Proxy Statement, except that the information called for by Item 10 with respect to executive officers of the Registrant appears as Item 4A under Part I of this Report.


Item 11.  Executive Compensation

     The information called for by Item 11 is incorporated by reference from the information under the captions "Compensation of Directors", "Compensation and Option Committee Report on Executive Compensation", and "Compensation of Executive Officers" in the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The information called for by Item 12 is incorporated by reference from the information on page 1 of, and under the caption "Election of Directors" in, the Proxy Statement.


Item 13.  Certain Relationships and Related Transactions

     The information called for by Item 13 is incorporated by reference from the information under the caption "Compensation of Directors" in the Proxy Statement.

                                PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.  Financial Statements - Ford Motor Company and Subsidiaries

     Consolidated Statement of Income, for the years ended December 31, 1993, 1992 and 1991.

     Consolidated Balance Sheet, December 31, 1993 and 1992.

     Consolidated Statement of Cash Flows, for the years ended December 31, 1993, 1992 and 1991.

     Consolidated Statement of Stockholders' Equity, for the years ended December 31, 1993, 1992 and 1991.

     Notes to Financial Statements

     Report of Independent Accountants

     The Financial Statements, the Notes to Financial Statements and the Report of Independent Accountants listed above are filed as part of this Report and are set forth on pages FS-1 through FS-28 immediately following the signatures pages of this Report.

(a) 2.  Financial Statement Schedules


Designation             Description
- -----------             -----------
Schedule IX             Short-Term Borrowings

Schedule X              Supplementary Income Statement Information

Supplemental
 Schedule               Condensed Financial Information of Subsidiary

     The Financial Statement Schedules listed above are filed as part of this Report and are set forth on pages FSS-1 through FSS-4 immediately following page FS-28. The schedules not filed are omitted because the information required to be contained therein is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.

(a) 3.  Exhibits

Designation         Description                         Method of Filing
- -----------         -----------                         ----------------
Exhibit 3-A        Certificate of Incorporation,        Filed as Exhibit 3-A to the
                   as amended on November 19,           Registrant's Annual Report on
                   1991 and as further amended          Form 10-K for the year ended
                   on October 28, 1992.                 December 31, 1992.*

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

Designation        Description                           Method of Filing
- -----------        -----------                           ----------------
Exhibit 3-B        By-Laws of the Registrant as          Filed with this Report.
                   amended through December 9,
                   1993.

Exhibit 4-A        Form of Deposit Agreement              Filed as Exhibit 4-E to
                   dated as of November 20, 1991          the Registrant's
                   among Ford Motor Company,              Registration Statement
                   Manufacturers Hanover Trust            No. 33-43085.*
                   Company, as Depositary, and the
                   holders from time to time of
                   Depositary Shares, each
                   representing 1/1,000 of a share
                   of the Registrant's Series A
                   Cumulative Convertible
                   Convertible Preferred Stock.

Exhibit 4-B        Form of Deposit Agreement              Filed as Exhibit 4-E to
                   dated as of October 29, 1992           the Registrant's
                   among Ford Motor Company,              Registration Statement
                   Chemical Bank, as Depositary,          No. 33-53092.*
                   and the holders from time to
                   time of Depositary Shares, each
                   representing 1/2,000 of a share
                   of the Registrant's Series B
                   Cumulative Preferred Stock.

Exhibit 10-A       Amended and Restated                   Filed with this Report.
                   Agreement dated as of July 1,
                   1993 between the Registrant
                   and Ford Credit.

Exhibit 10-B       1985 Stock Option Plan of              Filed as Exhibit 10-D to
                   the Registrant.**                      the Registrant's Annual
                                                          Report on Form 10-K
                                                          for the year ended
                                                          December 31, 1985.*

Exhibit 10-B-1     Amendment dated as of                  Filed as Exhibit 10-C-1
                   March 8, 1990 to 1985 Stock            to the Registrant's
                   Option Plan.**                         Annual Report on Form
                                                          10-K for the year ended
                                                          December 31, 1989.*

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

Designation               Description                    Method of Filing
- -----------               -----------                    ----------------
Exhibit 10-C              1980 Stock Option Plan of      Filed as Exhibit 10-E to
                          the Registrant, as amended     the Registrant's Annual
                          on October 8, 1981.**          Report on Form 10-K
                                                         for the year ended
                                                         December 31, 1981.*

Exhibit 10-C-1            Amendment dated as of          Filed as Exhibit 10-D-1
                          March 8, 1990 to 1980 Stock    to the Registrant's
                          Option Plan.**                 Annual Report on Form
                                                         10-K for the year ended
                                                         December 31, 1989.**

Exhibit 10-D              Ford Motor Company             Filed as Exhibit 10-H
                          Supplemental Compensation      to the Registrant's Annual
                          Plan as amended through        Report on Form 10-K
                          May 8, 1986.**                 for the year ended
                                                         December 31, 1986.*

Exhibit 10-D-1            Amendment to Ford Motor        Filed as Exhibit 10-F-1
                          Company Supplemental           to the Registrant's Annual
                          Compensation Plan, dated       Report on Form 10-K
                          May 12, 1988.**                for the year ended
                                                         December 31, 1988.*

Exhibit 10-D-2            Amendment to Ford Motor        Filed as Exhibit 10-D-2 to
                          Company Supplemental           the Registrant's Annual
                          Compensation Plan, dated       Report on Form 10-K for the
                          July 8, 1992.**                year ended December 31, 1992.*

Exhibit 10-E              Ford Motor Company Executive   Filed as Exhibit 10-G to
                          Separation Allowance Plan as   the Registrant's Annual
                          revised for separations on     Report on Form 10-K
                          or after January 1, 1981.**    for the year ended
                                                         December 31, 1987.*

Exhibit 10-E-1            Amendment to Ford Motor        Filed as Exhibit 10-G-1
                          Company Executive Separation   to the Registrant's Annual
                          Allowance Plan.**              Report on Form 10-K
                                                         for the year ended
                                                         December 31, 1988.*

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

Designation               Description                    Method of Filing
- -----------               -----------                    ----------------
Exhibit 10-F              Description of Company         Filed as Exhibit 10-I to
                          practices regarding club       the Registrant's Annual
                          memberships for executives.**  Report on Form 10-K
                                                         for the year ended
                                                         December 31, 1981.*

Exhibit 10-G              Description of Company         Filed as Exhibit 10-J to
                          practices regarding travel     the Registrant's Annual
                          expenses of spouses of         Report on Form 10-K
                          certain executives.**          for the year ended
                                                         December 31, 1980.*

Exhibit 10-H              Ford Motor Company Deferred    Filed as Exhibit 10-L to
                          Compensation Plan for Non-     the Registrant's Annual
                          Employee Directors, adopted    Report on Form 10-K
                          January 13, 1983.**            for the year ended
                                                         December 31, 1982.*

Exhibit 10-H-1            Deferred Compensation Plan     Filed as Exhibit 10-H-1 to
                          for Non-Employee Directors,    the Registrant's Annual
                          as amended on July 11, 1991.** Report on Form 10-K
                                                         for the year ended
                                                         December 31, 1991.*

Exhibit 10-I              Ford Motor Company Benefit     Filed as Exhibit 10-K to
                          Equalization Plan, as amended  the Registrant's Annual
                          through January 10, 1985.**    Report on Form 10-K
                                                         for the year ended
                                                         December 31, 1988.*

Exhibit 10-I-1            Description of Amendment to    Filed as Exhibit 10-K-1 to
                          Ford Motor Company Benefit     the Registrant's Annual
                          Equalization Plan adopted      Report on Form 10-K
                          on November 10, 1988.**        for the year ended
                                                         December 31, 1988.*

Exhibit 10-J              Description of Financial       Filed as Exhibit 10-N to
                          Counseling Services provided   the Registrant's Annual
                          to certain executives.**       Report on Form 10-K for
                                                         for the year ended
                                                         December 31, 1983.*


                                -51-

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

Designation              Description                     Method of Filing
- -----------              -----------                     ----------------
Exhibit 10-K             Agreement and Plan of Reor-      Filed as Exhibit 2 to
                         ganization Among Ford Motor      the Registrant's Current
                         Company and Ford Affiliate       Report on Form 8-K dated
                         Company and National Inter-      December 16, 1985.*
                         group, Inc. and NHC Corpor-
                         ation and First Nationwide
                         Financial Corporation dated
                         as of August 2, 1985.

Exhibit 10-L             1986 Long-Term Incentive Plan    Filed as Exhibit 10-Q to
                         of the Registrant.**             the Registrant's Annual
                                                          Report on Form 10-K
                                                          for the year ended
                                                          December 31, 1985.*

Exhibit 10-L-1           Amendment dated as of June 1,    Filed as Exhibit 10-N-1
                         1990 to 1986 Long-Term Incen-    to the Registrant's
                         tive Plan of the                 Annual Report on Form 10-K
                         Registrant.**                    for the year ended
                                                          December 31, 1990.*

Exhibit 10-M             Supplemental Executive           Filed as Exhibit 10-R to
                         Retirement Plan, as amended      the Registrant's Annual
                         as of December 11, 1986.**       Report on Form 10-K
                                                          December 31, 1986.*

Exhibit 10-M-1           Description of Amendment to      Filed as Exhibit 10-O-1
                         the Supplemental Executive       to the Registrant's
                         Retirement Plan, adopted         Annual Report on Form 10-K
                         July 13, 1989.**                 for the year ended
                                                          December 31, 1990.*

Exhibit 10-M-2           Description of Amendment to      Filed as Exhibit 10-M-2
                         the Supplemental Executive       to the Registrant's
                         Retirement Plan, adopted         Annual Report on Form 10-K
                         October 10, 1991.**              for the year ended
                                                          December 31, 1991.*

Exhibit 10-M-3           Description of Amendment to      Filed as Exhibit 10-M-3
                         the Supplemental Executive       to the Registrant's
                         Retirement Plan, adopted         Annual Report on Form 10-K
                         October 8, 1992.**               for the year ended
                                                          December 31, 1992.*

Exhibit 10-M-4           Description of Amendment to      Filed with this Report.
                         the Supplemental Executive
                         Retirement Plan, adopted
                         October 1, 1993.**



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

Designation               Description                    Method of Filing
- -----------               -----------                    ----------------
Exhibit 10-N              Ford Motor Company Restricted   Filed as Exhibit 10-P to
                          Stock Plan for Non-Employee     the Registrant's Annual
                          Directors adopted by the Board  Report on Form 10-K
                          of Directors on November 10,    for the year ended
                          1988, and approved by the       December 31, 1988.*
                          stockholders at the 1989
                          Annual Meeting.**

Exhibit 10-O              1990 Long-Term Incentive Plan,  Filed as Exhibit 10-R to
                          amended as of June 1, 1990, of  the Registrant's Annual
                          the Registrant.**               Report on Form 10-K
                                                          for the year ended
                                                          December 31, 1990.*

Exhibit 10-O-1            Amendment to 1990 Long-Term     Filed as Exhibit 10-P-1
                          Incentive Plan, effective as    to the Registrant's Annual
                          of October 1, 1990.**           Report on Form 10-K
                                                          for the year ended
                                                          December 31, 1991.*

Exhibit 10-P              Description of Matching Gift    Filed as Exhibit 10-Q to
                          Program for Non-Employee        the Registrant's Annual
                          Directors.**                    Report on Form 10-K
                                                          for the year ended
                                                          December 31, 1991.*

Exhibit 10-Q              Description of Non-Employee     Filed as Exhibit 10-R to
                          Directors Life Insurance        the Registrant's Annual
                          and Optional Retirement         Report on Form 10-K for
                          Plan (amended as of             the year ended December
                          January 1, 1993).**             31, 1992.*

Exhibit 10-R              Description of Non-Employee     Filed as Exhibit 10-S to
                          Directors Accidental Death,     the Registrant's Annual
                          Dismemberment and Permanent     Report on Form 10-K for
                          Total Disablement               the year ended December
                          Indemnity.**                    31, 1992.*

Exhibit 10-S              Agreement dated December 10,    Filed as Exhibit 10-T to
                          1992 between William C. Ford    the Registrant's Annual
                          and the Registrant.**           Report on Form 10-K for
                                                          the year ended December
                                                          31, 1992.*



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


Designation               Description                    Method of Filing
- -----------               -----------                    ----------------
Exhibit 10-T              Support Agreement dated as of   Filed with this Report.
                          October 1, 1993 between the
                          Registrant and Ford Credit
                          Europe.

Exhibit 10-U              Description of Amendments to    Filed with this Report.
                          Company Benefit Plans, including
                          the Supplemental Executive
                          Retirement Plan, Benefit
                          Equalization Plan and Executive
                          Separation Allowance Plan,
                          adopted December 9, 1993.**

Exhibit 11                Computation of Primary and      Filed with this Report.
                          Fully Diluted Earnings a
                          Share.


Exhibit 12                Computation of Ratio of         Filed with this Report.
                          Earnings to Combined Fixed
                          Charges and Preferred Stock
                          Dividends.

Exhibit 21                List of Subsidiaries of         Filed with this Report.
                          the Registrant as of
                          December 31, 1993.

Exhibit 23                Consent of Independent          Filed with this Report.
                          Certified Public Accountants.

Exhibit 24                Powers of Attorney.             Filed with this Report.

- -------------------
* Incorporated by reference as an exhibit hereto
** Management contract or compensatory plan or arrangement

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

     Instruments defining the rights of holders of certain issues of long-term debt of the Registrant and of certain consolidated subsidiaries and of any unconsolidated subsidiary, for which financial statements are required to be filed with this Report, have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish a copy of each of such instruments to the Commission upon request.


(b)  Reports on Form 8-K

   During the quarter ended December 31, 1993, the Registrant filed the following Current Reports on Form 8-K:

1. Current Report on Form 8-K dated September 29, 1993 that included information relating to the ratification of a new collective bargaining agreement between the Registrant and the UAW.

2. Current Report on Form 8-K dated October 27, 1993 that included information regarding the consolidated results of operations and financial condition of the Registrant and its subsidiaries for the three and nine-month periods ended or at September 30, 1993.

3. Current Report on Form 8-K dated December 1, 1993 that included information regarding certain comments made by Alex Trotman, Chairman of the Board of Directors, President and Chief Executive Officer of the Registrant.

4. Current Report on Form 8-K dated December 13, 1993 that included information regarding certain comments made by W. Wayne Booker, Executive Vice President--International Automotive Operations of the Registrant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY



By:   Murray L. Reichenstein*
     (Murray L. Reichenstein)
    Vice President--Controller
  (principal accounting officer)

Date:  March 21, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                          Title                    Date

                                          Director and
                                     Chairman of the Board
                                    of Directors, President
                                  and Chief Executive Officer
       Alex Trotman*             (principal executive officer)        March 21, 1994
      (Alex Trotman)



      Colby H. Chandler*                    Director                  March 21, 1994
     (Colby H. Chandler)



     Michael D. Dingman*                    Director                  March 21, 1994
    (Michael D. Dingman)


                                          Director, Vice
                                        President-Ford and
                                        President and Chief
                                      Operating Officer, Ford
       Edsel B. Ford II*               Motor Credit Company           March 21, 1994
      (Edsel B. Ford II)


          Signature                          Title                    Date

                                       Director and Chairman
      William Clay Ford*             of the Finance Committee        March 21, 1994
     (William Clay Ford)

                                          Director and
                                         General Manager,
    William Clay Ford, Jr.*          Climate Control Division        March 21, 1994
   (William Clay Ford, Jr.)


                                          Director and
      Allan D. Gilmour*                   Vice Chairman              March 21, 1994
     (Allan D. Gilmour)



     Roberto C. Goizueta*                   Director                 March 21, 1994
    (Roberto C. Goizueta)



   Irvine O. Hockaday, Jr.*                 Director                 March 21, 1994
  (Irvine O. Hockaday, Jr.)



          Drew Lewis*                       Director                 March 21, 1994
         (Drew Lewis)



       Ellen R. Marram*                     Director                 March 21, 1994
      (Ellen R. Marram)



      Kenneth H. Olsen*                     Director                 March 21, 1994
     (Kenneth H. Olsen)

                                       -57-


          Signature                          Title                    Date

      Carl E. Reichardt*                    Director               March 21, 1994
     (Carl E. Reichardt)


                                    Director and Vice Chairman
      Louis R. Ross*                and Chief Technical Officer    March 21, 1994
      (Louis R. Ross)
                                         Director and
                                   Executive Vice President
                                   and Chief Financial Officer
      Stanley A. Seneker*         (principal financial officer)    March 21, 1994
     (Stanley A. Seneker)



   Clifton R. Wharton, Jr.*                 Director               March 21, 1994
  (Clifton R. Wharton, Jr.)







*By:/s/John M. Rintamaki
    (John M. Rintamaki, Attorney-in-Fact)



                                           Ford Motor Company and Subsidiaries
                                                          HIGHLIGHTS
                                                         -----------

                                                    Fourth Quarter               Full Year
		 																																									       -----------------         ----------------
                                                   1993         1992         1993     1992
Worldwide factory sales of cars
 and trucks (in thousands)
- - United States                                     942         873         3,826     3,361
- - Outside United States                             512         529         2,138     2,403
                                                  ------     -------        ------    -----
  Total                                           1,454        1,402        5,964     5,764
                                                 =======     =======        ======    =====

Sales and revenues (in millions)
- - Automotive                                    $23,511     $21,498      $ 91,568   $ 84,407
- - Financial Services                              4,330       3,908        16,953     15,725
                                                -------     -------      --------   --------
   Total                                        $27,841     $25,406      $108,521   $100,132
                                                =======     =======      ========   ========

Income/(loss) before cumulative effects
 of changes in accounting principles
 (in millions)
- - Automotive                                    $   297     $(1,037)    $    940    $ (1,534)
- - Financial Services                                422         197        1,589       1,032
                                                -------     --------    --------    -------
   Total                                        $   719     $  (840)    $  2,529    $   (502)
                                                =======     =======     ========    ========

Net income/(loss) (in millions)
- - Automotive                                    $   297     $(1,037)    $    940    $ (8,628)
- - Financial Services                                422         197        1,589       1,243
                                                -------     --------    --------    -------
Total                                           $   719     $  (840)    $  2,529    $ (7,385)
                                                =======     =======     ========    ========
Capital expenditures (in millions)
- - Automotive                                    $ 1,985     $ 1,747     $  6,714    $  5,697
- - Financial Services                                 32          41          100          93
																																																-------					-------					---------			-------
   Total    																                    $ 2,017     $ 1,788     $  6,814    $  5,790
                            																			 =======     =======     ========    ========

Stockholders' equity at December 31
- - Total (in millions)                           $15,574     $14,753     $ 15,574    $ 14,753
- - After-tax return on Common and
   Class B stockholders' equity                    21.1%          *         18.6%          *

Automotive cash, cash equivalents,
 and marketable securities at
 December 31 (in millions)                      $ 9,752     $ 9,035     $  9,752    $  9,035

Automotive debt at December 31
 (in millions)                                  $ 8,016     $ 8,317     $  8,016    $  8,317

After-tax returns on sales
- - Automotive                                        1.3%          *          1.1%          *
- - Total Company                                     2.6%          *          2.4%          *

Shares of Common and Class B Stock
 (in millions)
- - Average number outstanding                        498         488          493         486
- - Number outstanding at December 31                 499         489          499         489

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income/(loss) before cumulative
 effects of changes in accounting
 principles
- - Automotive                                    $  0.45     $ (2.25)    $   1.33    $  (3.58)
- - Financial Services                               0.85        0.40         3.22        2.12

   Total                                        $  1.30     $ (1.85)    $   4.55    $  (1.46)
                                                =======     =======     ========    ========

Income/(loss)
- - Automotive                                    $  0.45     $ (2.25)    $   1.33    $ (18.16)
- - Financial Services                               0.85        0.40         3.22        2.55

   Total                                        $  1.30     $ (1.85)    $   4.55    $ (15.61)
                                                =======     =======     ========    ========

Income/(loss) assuming full dilution            $  1.19     $ (1.85)    $   4.20    $ (15.61)

Cash dividends per share of Common
 and Class B Stock                              $  0.40     $  0.40     $   1.60    $   1.60

- - - - - -
*Results in this period were a loss.



                     Ford Motor Company and Subsidiaries

                            VEHICLE FACTORY SALES
                           ----------------------

              For the Periods Ended December 31, 1993 and 1992


                                      Fourth Quarter              Full Year
                               -------------------------  ---------------------------
                                  1993        1992         1993        1992
                                  -------   -------      --------    -------
U.S. and Canada
Cars - U.S.                   458,253        446,772    1,950,238   1,841,248
     - Canada                  34,668         28,978      126,297     123,551

  Total cars                  492,921        475,750    2,076,535   1,964,799

Trucks - U.S.                 483,623        426,166    1,875,711   1,520,049
       - Canada                42,571         34,938      125,906     109,161

  Total trucks                526,194        461,104    2,001,617   1,629,210


Total U.S. and Canada       1,019,115        936,854    4,078,152   3,594,009

Outside U.S. and Canada
Germany                       192,563        201,851      831,216     923,763
Britain                        98,146         82,302      421,939     473,178
Spain                          48,208         70,739      211,413     310,957
Taiwan                         18,881         23,923      113,861     113,966
Mexico                         22,429         31,577       90,710     126,334
Australia                      33,527         32,092      126,753     120,017
Japan                          10,725         13,855       52,805      66,654
Other countries                10,562          9,177       36,737      35,496

  Total overseas              435,041        465,516    1,885,434   2,170,365


  Total worldwide vehicle
   factory sales            1,454,156      1,402,370    5,963,586   5,764,374
                            =========      =========    =========   =========




Includes units manufactured by other companies and sold by Ford. Factory sales are shown by source of manufacture, except that Canadian, Mexican and Australian exports to the United States are included as U.S. vehicle sales, and U.S. exports to Canada are included as Canadian vehicle sales.


                     Ford Motor Company and Subsidiaries

                      CONSOLIDATED STATEMENT OF INCOME
                      --------------------------------

            For the Years Ended December 31, 1993, 1992 and 1991
                                (in millions)
                                              1993        1992        1991
                                            ------      -------     --------
AUTOMOTIVE
Sales (Note 1)                              $91,568     $84,407     $72,051

Costs and expenses (Note 1)
Costs of sales                               85,168      81,748      71,827
Selling, administrative, and other expenses   4,968       4,434       3,993

  Total costs and expenses                   90,136      86,182      75,820

Operating income/(loss)                       1,432      (1,775)     (3,769)

Interest income                                 563         653         677
Interest expense                                807         860         903

  Net interest expense                         (244)       (207)       (226)
Equity in net income/(loss) of affiliated
 companies (Note 1)                             127          15         (29)
Net (expense)/revenue from transactions with
 Financial Services (Note 16)                   (24)         15         (28)

Income/(loss) before income taxes
 and cumulative effects of changes
 in accounting principles -
 Automotive                                   1,291      (1,952)     (4,052)

FINANCIAL SERVICES
Revenues (Note 1)                            16,953      15,725      16,235

Costs and expenses (Note 1)
Interest expense                              6,482       7,056       8,317
Operating and other expenses                  3,196       2,945       2,822
Provision for credit and insurance losses     1,523       1,795       2,159
Depreciation                                  3,064       2,089       1,500

  Total costs and expenses                   14,265      13,885      14,798
Net revenue/(expense) from
 transactions with
 Automotive (Note 16)                            24         (15)         28


Income before income taxes and cumulative
 effects of changes in accounting
 principles -
 Financial Services                           2,712       1,825       1,465


TOTAL COMPANY
Income/(loss) before income taxes and
 cumulative effects of changes in
 accounting principles                        4,003        (127)     (2,587)

Provision/(credit) for
 income taxes (Note 6)                        1,350         295        (395)


Income/(loss) before minority
 interests and cumulative effects
 of changes in accounting
 principles                                   2,653        (422)     (2,192)

Minority interests in net
 income of subsidiaries                         124          80          66

Income/(loss) before cumulative effects of
 changes in accounting principles             2,529        (502)     (2,258)

Cumulative effects of changes in accounting
 principles (Notes 6 and 8)                       -      (6,883)          -


Net income/(loss)                             2,529      (7,385)     (2,258)

Preferred stock dividend requirements           288         209          22


Income/(loss) attributable to Common
 and Class B Stock                          $ 2,241     $(7,594)    $(2,280)
                                            =======     =======     =======


                     Ford Motor Company and Subsidiaries

                      CONSOLIDATED STATEMENT OF INCOME
                     ---------------------------------
            For the Years Ended December 31, 1993, 1992, and 1991
                                (in millions)

                                              1993        1992       1991
                                              ----        ----       ----
Average number of shares of
 Common and Class B Stock
 outstanding                                   493          486        476

AMOUNTS PER SHARE OF COMMON
 STOCK AND CLASS B STOCK
 AFTER PREFERRED STOCK DIVIDENDS (Note 1)

Income/(loss) before cumulative
 effects of changes in
 accounting principles                      $ 4.55      $ (1.46)    $(4.79)

Cumulative effects of changes
 in accounting principles                        -       (14.15)         -
                                            ------      -------     ------

Income/(loss)                               $ 4.55      $(15.61)    $(4.79)
                                            ======      =======     ======

Income/(loss) assuming full dilution        $ 4.20      $(15.61)    $(4.79)

Cash dividends                              $ 1.60      $  1.60     $ 1.95




The accompanying notes are part of the financial statements.



                     Ford Motor Company and Subsidiaries

                         CONSOLIDATED BALANCE SHEET
                         --------------------------
                                (in millions)
                                                      December 31,  December 31,
                                                          1993          1992
                                                     -------------  -----------
ASSETS
Automotive
Cash and cash equivalents                            $  5,667       $  3,504
Marketable securities, at cost
 and accrued interest
 (approximates market, Note 2)                          4,085          5,531
                                                     --------       --------
   Total cash, cash equivalents,
   and marketable securities                            9,752          9,035

Receivables                                             2,302          2,204
Inventories (Note 4)                                    5,538          5,451
Deferred income taxes                                   2,830          2,480
Other current assets                                    1,226          1,298
Net current receivable from
 Financial Services (Note 16)                             834          1,368
                                                     --------       --------
   Total current assets                                22,482         21,836

Equity in net assets of affiliated companies (Note 1)   3,002          2,751
Net property (Note 5)                                  23,059         22,160
Deferred income taxes                                   5,427          5,015
Other assets (Notes 1 and 8)                            7,691          5,339
Net noncurrent receivable from
 Financial Services (Note 16)                              76             69
                                                      -------       --------
   Total Automotive assets                             61,737         57,170

Financial Services
Cash and cash equivalents                               2,555          3,182
Investments in securities (Note 2)                      8,219          6,874
Net receivables and lease investments (Note 3)        119,535        106,144
Other assets (Note 1)                                   6,892          7,175

   Total Financial Services assets                    137,201        123,375
                                                      -------        -------
   Total assets                                      $198,938       $180,545
                                                     ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                       $  8,769       $  7,944
Other payables                                          1,976          1,631
Accrued liabilities (Note 7)                           10,815          9,983
Income taxes payable                                      160            318
Debt payable within one year (Note 9)                     932          1,249
                                                     --------       --------
   Total current liabilities                           22,652         21,125

Long-term debt (Note 9)                                 7,084          7,068
Other liabilities (Note 7)                             25,911         21,866
Deferred income taxes                                   1,089          1,333
                                                      -------       --------
   Total Automotive liabilities                        56,736         51,392

Financial Services
Payables                                                1,881          1,514
Debt (Note 9)                                         103,960         90,188
Deposit accounts (Note 10)                             10,549         14,030
Deferred income taxes                                   2,287          1,616
Other liabilities and deferred income                   5,583          4,532
Net payable to Automotive (Note 16)                       910          1,437
                                                      -------        -------
   Total Financial Services liabilities               125,170        113,317

Preferred stockholders' equity in a
 subsidiary company (Note 1)                            1,458          1,083

Stockholders' equity
Capital stock (Notes 11 and 14)
 Preferred Stock, par value $1.00 per share (aggregate
  liquidation preference of $3.4 billion)                   *              *
 Common Stock, par value $1.00 per share
 (464 and 454 million shares issued)                      464            454
 Class B Stock, par value $1.00 per share
 (35 million shares issued)                                35             35
Capital in excess of par value of stock                 5,082          4,698
Foreign currency translation adjustments
 and other (Note 1)                                      (678)           (62)
Minimum pension liability adjustment                     (400)             -
Earnings retained for use in business                  11,071          9,628
                                                       ------          -----
   Total stockholders' equity                          15,574         14,753
                                                       ------         ------

   Total liabilities and stockholders' equity         $198,938      $180,545
                                                      ========      ========
- - - - - -
*Less than $1 million
The accompanying notes are part of the financial statements.
Certain amounts for 1992 have been reclassified to conform with presentations adopted in 1993.

                     Ford Motor Company and Subsidiaries

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
               -----------------------------------------------
            For the Years Ended December 31, 1993, 1992, and 1991
                                (in millions)
                                        1993        1992        1991
                                      ------      ---------   ---------
CAPITAL STOCK (Note 11)
Common Stock
Balance at beginning of year          $   454     $   448     $   438
Issued for employee benefit
 plans and other                           10           6          10
                                      -------     -------     -------
  Balance at end of year                  464         454         448

Class B Stock                              35          35          35

Series A Preferred Stock
Balance at beginning of year                *           *           -
Sale of Series A Preferred Stock            0           0           *
                                      -------     -------     -------
  Balance at end of year                    *           *           *

Series B Preferred Stock
Balance at beginning of year                *           -           -
Sale of Series B Preferred Stock            0           *           -
                                      -------     -------     -------
  Balance at end of year                    *           *           -

CAPITAL IN EXCESS OF PAR VALUE OF STOCK
Balance at beginning of year            4,698       3,379         766
Issued for employee benefit
 plans and other                          384         215         361
Sale of Series A Preferred Stock            0           0       2,252
Sale of Series B Preferred Stock            0       1,104           -
                                        -----       -----       -----
  Balance at end of year                5,082       4,698       3,379

FOREIGN CURRENCY TRANSLATION
ADJUSTMENTS AND OTHER (Note 1)
Balance at beginning of year              (62)        838         823
Translation adjustments during year      (508)       (975)          8
Minimum pension liability adjustment     (400)          -           -
Other                                    (108)         75           7
                                        -----       -----        ----
  Balance at end of year               (1,078)        (62)        838

EARNINGS RETAINED FOR USE IN THE
 BUSINESS
Balance at beginning of year            9,628      17,990      21,175
Net income/(loss)                       2,529      (7,385)     (2,258)
Cash dividends                         (1,086)       (977)       (927)
                                       ------      ------      ------
  Balance at end of year               11,071       9,628      17,990
                                       ------      ------      ------

Total stockholders' equity            $15,574     $14,753     $22,690
                                      =======     =======     =======

                                Common      Class B     Preferred   Preferred
SHARES OF CAPITAL STOCK         Stock        Stock        Stock       Stock
                               ---------   --------     ----------   ---------
Issued at December 31, 1990     438          35          -           -

Additions
  1991                           10           0      0.046           -
  1992                            6           0          0       0.023
  1993                           10           0          0           0
                                ---          --      -----       -----
    Net additions                26           0      0.046       0.023
                                ---          --      -----       -----
Issued at December 31, 1993     464          35      0.046       0.023
                                ======      ======   =======     =======

- - - - - -
*Less than 1 million
The accompanying notes are part of the financial statements.

                                       Ford Motor Company and Subsidiaries


                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                     -------------------------------------
                            For the Years Ended December 31, 1993, 1992, and 1991
                                                 (in millions)
                                                 1993                     1992                        1991
                                       -----------------------  -----------------------       ---------------------
                                                    Financial                 Financial                   Financial
                                       Automotive   Services    Automotive    Services       Automotive   Services

Cash and cash equivalents at
 January 1                             $  3,504     $  3,182    $  4,958      $  3,175         $  4,599      $  2,168

Cash flows from operating
 activities (Note 15)                     6,862        7,145       5,753         5,762           3,341          4,780

Cash flows from investing
 activities
 Capital expenditures                    (6,714)        (100)     (5,697)          (93)         (5,723)          (124)
 Proceeds from sale and
 leaseback of fixed assets                  884            -         263            -              619             -
 Acquisitions of other companies              0         (336)          0          (461)              0           (860)
 Proceeds from sales of subsidiaries        173            0          52             0             273              0
 Acquisitions of receivables and
  lease investments                           -     (163,858)          -      (134,619)              -       (124,606)
 Collections of receivables and
  lease investments                           -      142,844           -       123,144               -        117,581
 Purchases of securities               (100,493)     (13,741)    (50,437)      (12,877)        (56,141)       (11,876)
 Sales of securities                    101,927       12,426      49,629        12,169          52,795         14,450
 Proceeds from sales of receivables           -        4,794           -         6,465               -          4,533
 Loans originated net of principal
  payments                                    -       (1,466)          -          (938)              -           (321)
 Investing activity with Financial
  Services                                 (117)           -         709             -             837             -
 Other                                      (69)         389        (492)          372            (175)          555
                                         ------       ------       -----        -------        -------        ------
   Net cash used in investing
    activities                           (4,409)     (19,048)     (5,973)       (6,838)         (7,515)         (668)

Cash flows from financing activities
 Cash dividends                          (1,086)           -        (977)            -            (927)            -
 Sale of Preferred Stock                      0            -       1,104             -           2,252             -
 Issuance of Common Stock                   394            -         221             -             371             -
 Changes in short-term debt                 (66)       6,065        (426)        2,739             117        (3,931)
 Proceeds from issuance of other debt       424       22,128       1,865        13,382           4,808        13,889
 Principal payments on other debt          (376)     (13,791)     (1,598)      (13,122)         (2,477)       (9,981)
 Financing activity with Automotive           -          117           -          (709)              -          (837)
 Changes in customers' deposits,
  excluding interest credited                 -       (3,861)          -        (3,418)              -        (1,875)
 Receipts from annuity contracts              -          821           -           703               -            46
 Issuance of subsidiary company
  preferred stock                             -          375           -           283               -             0
 Other                                     (124)         (76)         79           (10)              3            12
                                           ----        -----       -----        ------           -----          ----
  Net cash (used in)/provided by
   financing activities                    (834)      11,778         268          (152)          4,147        (2,677)
Effect of exchange rate changes
 on cash                                     17           25        (220)          (47)            (35)           (7)
Net transactions with Automotive/
 Financial Services                         527         (527)     (1,282)        1,282             421          (421)
                                           ----       ------       -----         -----           -----         -----

   Net increase/(decrease) in
    cash and cash equivalents             2,163         (627)     (1,454)            7             359         1,007
                                       --------     --------     -------        ------           -----         -----
Cash and cash equivalents at
December 31                            $  5,667*    $  2,555    $  3,504*     $  3,182       $   4,958*      $ 3,175
                                       ========     ========     ========     ========       =========       =======

Total cash and cash equivalents                $8,222                        $6,686                      $8,133
                                               ======                        ======                      ======

- - - - - -
*Automotive cash, cash equivalents, and marketable securities on December 31 were as follows (in millions):  1993 - $9,752 ; 1992 - $9,035; 1991 - $9,753

The accompanying notes are part of the financial statements.

[TEXT]

                           Ford Motor Company and Subsidiaries

                              Notes to Financial Statements


NOTE 1.  Accounting Policies
- ----------------------------
Principles of Consolidation
- ---------------------------
The consolidated financial statements include all significant majority-owned subsidiaries and reflect the operating results, assets, liabilities and cash flows for two business segments: Automotive and Financial Services. The assets and liabilities of the Automotive segment are classified as current or noncurrent, and those of the Financial Services segment are unclassified. Affiliates that are 20% to 50% owned, principally Mazda Motor Corporation, Autolatina and AutoAlliance International Inc., and subsidiaries where control is expected to be temporary, principally investments in certain dealerships, are generally accounted for on an equity basis. For purposes of Notes to Financial Statements, "Ford" or "the company" means Ford Motor Company and its majority-owned subsidiaries unless the context requires otherwise.

Revenue Recognition - Automotive
- --------------------------------
Sales are recorded by the company when products are shipped to dealers. Provisions for approved sales incentive programs normally are recognized as sales reductions at the time of sale. Sales incentive programs approved subsequent to the time that related sales were recorded are recognized when the programs are approved.

Revenue Recognition - Financial Services
- ----------------------------------------
Revenue from finance receivables is recognized over the term of the receivable using the interest method. Certain loan origination costs are deferred and amortized over the term of the related receivable as a reduction in financing revenue. Revenue from operating leases is recognized as scheduled payments become due. Agreements between Automotive operations and certain Financial Services operations provide for interest supplements and other support to be paid by Automotive operations on certain financing and leasing transactions. Financial Services operations recognize this revenue in income over the period that the related receivables and leases are outstanding; these interest supplements and other support costs are recorded as sales reductions by the Automotive operations at the time of sale of the related vehicle.

Other Costs
- -----------
Advertising and sales promotion costs are expensed as incurred.

Anticipated costs related to product warranty are accrued at the time of sale.

Research and development costs are expensed as incurred and were $5,021 million in 1993, $4,332 million in 1992 and $3,728 million in 1991.

- ---------------------------------------

Income/(Loss) Per Share of Common and Class B Stock
- ---------------------------------------------------
Income/(loss) per share of Common and Class B Stock is calculated by dividing income/(loss) attributable to Common and Class B Stock by the average number of shares of Common Stock and Class B Stock outstanding during the applicable period.

The company has outstanding securities, primarily Series A Preferred Stock and certain convertible debt of subsidiary companies, which could be converted to Common Stock. Other obligations, such as stock options, are considered to be common stock equivalents. The calculation of income/(loss) per share of Common and Class B Stock assuming full dilution takes into account the effect of these convertible securities and common stock equivalents when the effect is material and dilutive.

Foreign-Currency Translation
- ----------------------------
Revenues, costs and expenses of foreign subsidiaries are translated to U.S. dollars at average-period exchange rates. The effect of changes in foreign exchange rates on revenues and costs was generally unfavorable in 1993, particularly in Europe.

Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end-of-period exchange rates. The effects of this translation for most foreign subsidiaries and certain other foreign currency transactions are reported in a separate component of stockholders' equity. Translation gains and losses for foreign subsidiaries that are located in highly inflationary countries or conduct a major portion of their business with the company's U.S. operations are included in income. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved.

The effect of changes in foreign exchange rates on assets and liabilities, as described above, increased net income by $419 million in 1993 and decreased the net loss by $132 million in 1992 and by $81 million in 1991. These amounts included net transaction and translation gains before taxes of $988 million in 1993, $557 million in 1992 and $662 million in 1991. These gains were offset substantially by costs of sales that reflected historical exchange rates for costs associated with inventories in countries with high inflation rates.

Goodwill
- --------
Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is being amortized using the straight-line method principally over 40 years. Total goodwill included in Automotive and Financial Services other assets at December 31, 1993 was $2.6 billion and $2.9 billion, respectively.


Preferred Stockholders' Equity in a Subsidiary Company
- ------------------------------------------------------
Preferred stockholders' equity in a subsidiary company refers to the outstanding preferred stock of Ford Holdings, Inc. ("Ford Holdings"), a subsidiary of Ford. All the outstanding common stock of Ford Holdings, representing 75% of the combined voting power of all classes of capital stock of Ford Holdings, is owned directly or indirectly by Ford. The balance of the capital stock and voting power is owned by persons other than Ford.

NOTE 2.  Marketable and Other Securities
- ----------------------------------------
Automotive
- ----------
Automotive marketable securities are recorded at cost plus accrued interest, which approximates fair value.

Financial Services
- ------------------
Investments in debt securities are recorded at amortized cost because of the ability to hold such securities until maturity and the intent to hold them for the foreseeable future. If market conditions change, however, certain of these securities may be sold prior to maturity. Marketable equity securities are recorded at fair value.

Investments in debt securities at December 31 were as follows (in millions):

                                             1993                                          1992
                            ------------------------------------         -----------------------------------------
                                      Gross       Gross                          Gross         Gross
                            Book   Unrealized  Unrealized    Fair        Book    Unrealized    Unrealized    Fair
                           Value     Gains       Losses     Value        Value     Gains        Losses       Value
                           ------   -------    --------    ------        ------   --------    ------         -----

Debt securities issued
 by the U.S. government
 and agencies            $  974   $ 27      $  1       $1,000         $  964       $17         $  1          $  980
Municipal securities        126      3         0          129             35         1            0              36
Debt securities
 issued by foreign
 governments                 88      4         1           91             35         1            0              36
Corporate securities      1,779     48        19        1,808          1,107        28           10           1,125
Mortgage-backed
 securities (including
 derivatives)             2,588     39        82        2,545          1,851        17          140           1,728
Other debt securities       192      0         1          191            407         1            3             405
                         ------   ----      ----       ------         ------       ---         ----          ------
  Total                  $5,747   $121      $104       $5,764         $4,399       $65         $154          $4,310
                         ======   ====      ====       ======         ======       ===         ====          ======


The fair value of most securities was estimated based on quoted market prices for those securities. For those securities for which there were no quoted market prices, the estimate of fair value was based on similar types of securities that are traded in the market.

The book value and fair value of investments in debt securities at December 31, by contractual maturity, are shown below (in millions). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

                                               1993              1992
                                      -----------------   -----------------
                                         Book   Fair         Book    Fair
                                         Value  Value        Value   Value
                                       -------  -----        -----   -----
Due in one year or less               $   96   $   96     $  280   $  281
Due after one year through five        1,023    1,035      1,119    1,126
Due after five years through ten years   563      580        434      443
Due after ten years                    1,477    1,508        715      732
Mortgage-backed securities
 (including derivatives)               2,588    2,545      1,851    1,728
                                      ------    -----      -----    -----
   Total                              $5,747   $5,764     $4,399   $4,310
                                      ======   ======     ======   ======

Proceeds from sales of investments in debt securities were $11.2 billion in 1993, $10.5 billion in 1992 and $13.9 billion in 1991. In 1993, gross gains of $113 million and gross losses of $20 million were realized on those sales; gross gains of $142 million and gross losses of $86 million were realized in 1992, and gross gains of $141 million and gross losses of $22 million were realized in 1991.

Investments in securities other than debt securities totaled $2,472 million at December 31, 1993 and $2,475 million at December 31, 1992. The estimated fair value in excess of book value of those securities which were practicable to value was $59 million at December 31, 1993 and $2 million at December 31, 1992. It was not practicable to calculate the fair value of certain securities totaling $660 million at December 31, 1993 and $740 million at December 31, 1992 because they represented preferred stocks of non-traded companies with whom the company does business and for which similar market-traded securities were not available for comparison.

NOTE 3.  Net Receivables and Lease Investments - Financial
         Services
- ----------------------------------------------------------
Included in net receivables and lease investments at December 31 were net finance receivables, investments in direct financing leases and investments in operating leases. The investments in direct financing and operating leases relate to the leasing of motor vehicles and various types of transportation and other equipment and facilities.

Net finance receivables at December 31 were as follows (in millions):

                                                    1993           1992
                                                   ---------    --------
Automotive                                        $ 58,738       $54,807
Real estate, mainly residential                     24,152        24,421
Other                                               24,968        19,945
                                                  ---------       ------
  Total finance receivables                        107,858        99,173
Loan origination costs                                 124           158
Unearned income                                     (9,037)       (8,325)
Allowance for credit losses                         (2,017)       (1,948)
Unearned insurance premiums and
 unpaid insurance claims related
 to finance receivables                               (139)         (199)
                                                  --------       -------
  Net finance receivables                         $ 96,789       $88,859
                                                  ========       =======

  Fair value                                      $ 98,505       $90,992

Included in finance receivables was a total of $1.5 billion for 1993 and $1.9 billion for 1992 owed by three customers with the largest receivable balances. Other finance receivables consisted primarily of commercial and consumer loans, collateralized loans, credit card receivables, general corporate obligations and accrued interest. Also included in other finance receivables at December 31, 1993 and 1992 were $2,430 million and
$1,767 million, respectively, of accounts receivable purchased by certain Financial Services operations from Automotive operations.

Contractual maturities of automotive and other finance receivables are as follows (in millions): 1994 - $41,376;
1995 - $16,316; 1996 - $11,321; thereafter - $14,693.  Experience indicates that a substantial portion of the portfolio generally is repaid before contractual maturity dates.

The fair value of most receivables was estimated by discounting future cash flows using an estimated discount rate which reflected the credit, interest rate and prepayment risks associated with similar types of instruments. For receivables with short maturities, the book value approximated fair value.

Sales of finance receivables increased net income by $60 million in 1993, $7 million in 1992 and $84 million in 1991. Allowances for anticipated credit losses are made where limited guarantee provisions of the sales contracts exist.

Investments in direct financing leases at December 31 were as follows (in millions):

                                                    1993           1992
                                                    ----           ----
Minimum lease rentals                             $ 7,382        $ 7,673
Estimated residual values                           2,764          2,395
Lease origination costs                                69             47
Unearned income                                    (2,010)        (2,169)
Allowance for credit losses                          (133)          (154)
                                                  -------          -----
  Net investments in direct
   financing leases                               $ 8,072        $ 7,792
                                                  =======        =======

Minimum direct financing lease rentals (including executory costs of $68 million) are as follows (in millions): 1994 - $2,485;
1995 - $1,731; 1996 - $1,031; 1997 - $576; thereafter - $1,627.

NOTE 3.  Net Receivables and Lease Investments - Financial Services
        (Continued)
- -------------------------------------------------------------------

Investments in operating leases at December 31 were as follows
(in millions):

                                                    1993           1992
                                                    ----           ----
Vehicles and other equipment, at cost             $18,589        $12,231
Lease origination costs                                23              8
Accumulated depreciation                           (3,736)        (2,591)
Allowance for credit losses                          (202)          (155)
                                                  -------        -------
  Net investments in operating leases             $14,674        $ 9,493
                                                  =======        =======


Future minimum rentals on operating leases are as follows (in millions): 1994 - $3,719; 1995 - $1,837; 1996 - $387; 1997 -
$77; thereafter - $118.

Depreciation expense on operating leases reflects primarily the straight-line method over the term of the leases and was as follows (in millions): 1993 - $2,984; 1992 - $2,000; 1991 -
$1,400.

Allowances For Credit Losses
- ----------------------------
Allowances for credit losses are established as required based on historical experience. Other factors that affect collectibility also are evaluated, and additional amounts may be provided. Finance receivables and lease investments are charged to the allowances for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowances for credit losses.

Changes in the allowances for credit losses were as follows (in millions):

                                     1993           1992           1991

Beginning Balance                  $2,257         $2,078         $1,847
Additions                           1,019          1,218          1,485
Net losses                           (903)          (993)        (1,304)
Other changes                         (21)           (46)            50

  Ending Balance                   $2,352         $2,257         $2,078
                                   ======         ======         ======


NOTE 4.  Inventories - Automotive
- ---------------------------------
Inventories are stated at the lower of cost or market. The cost of most U.S. inventories is determined by the last-in, first-out ("LIFO") method. The cost of the remaining inventories is determined substantially by the first-in, first-out ("FIFO") method.

If FIFO was the only method of inventory accounting used by the company, inventories would have been $1,342 million and $1,365 million higher than reported at December 31, 1993 and 1992, respectively.

The major classes of inventories at December 31 were as follows
(in millions):


                                                         1993           1992

Raw materials, work in process and supplies             $2,937         $2,959
Finished products                                        2,601          2,492
                                                        ------         ------
  Total Inventories                                     $5,538         $5,451
                                                        ======         ======
Inventories - U.S. Automotive                           $2,575         $2,401

NOTE 5.  Net Property, Depreciation and Amortization - Automotive
- -----------------------------------------------------------------
Net property, at cost, at December 31 was as follows (in millions):

                                                       1993           1992

Land                                               $    360       $    362
Buildings and land improvements                       5,923          6,059
Machinery, equipment and other                       29,655         28,294
Construction in progress                              1,551          1,493

  Total land, plant and equipment                    37,489         36,208
Accumulated depreciation                            (20,691)       (19,991)

  Net land, plant and equipment                      16,798         16,217
Unamortized special tools                             6,261          5,943

  Net Property                                     $ 23,059       $ 22,160
                                                   ========       ========


Assets placed in service before January 1, 1993 are depreciated using an accelerated method that results in accumulated depreciation of approximately two-thirds of asset cost during the first half of the asset's estimated useful life. Assets placed in service after December 31, 1992 are depreciated using the straight-line method of depreciation. This change in accounting principle was made to reflect improvements in the design and flexibility of manufacturing machinery and equipment and improvements in maintenance practices. These improvements have resulted in more uniform productive capacities and maintenance costs over the useful life of an asset, and straight-line depreciation is preferable in these circumstances. The effect of this change was not significant in 1993.

On average, buildings and land improvements are depreciated based on a 30-year life; automotive machinery and equipment are depreciated based on a 14-year life.

When plant and equipment are retired, the general policy is to charge the cost of those assets, reduced by net salvage proceeds, to accumulated depreciation. All maintenance, repair and rearrangement costs are expensed as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. Special tools are amortized over periods of time representing the productive use of those tools. Preproduction costs related to new facilities are expensed as incurred.

Depreciation and amortization expenses were as follows (in millions):

                                           1993           1992           1991

Depreciation                              $2,392         $2,569         $2,456
Amortization                               2,012          2,097          1,822
                                          ------         ------         ------
  Total                                   $4,404         $4,666         $4,278
                                          ======         ======         ======

NOTE 6.  Income Taxes
- ---------------------
The provision/(credit) for income taxes was as follows (in millions):

                                         1993          1992            1991

Currently payable/(refundable)
 U.S. federal                          $1,259         $(122)         $    92
 Foreign                                  169           427              445
 State and local                          123           104               82
                                       ------         -----          -------
  Total currently payable               1,551           409              619
Deferred tax liability/(benefit)
 U.S. federal                            (161)          434             (742)
 Foreign                                 (106)         (499)            (272)
 State and local                           66           (49)               0
                                       ------         -----           ------
  Total deferred                         (201)         (114)          (1,014)
                                       -------        ------          ------
Total provision/(credit)               $1,350         $ 295*         $  (395)
                                       ======         =====           =======

- - - - - -
*Excludes cumulative effects of changes in accounting principles

The provision/(credit) includes estimated taxes payable on that portion of retained earnings of subsidiaries expected to be received by the company. No provision was made with respect to $4.9 billion of retained earnings at December 31, 1993 which have been invested by foreign subsidiaries. These retained earnings have incurred foreign income taxes that would have the effect of reducing substantially income tax liabilities that could result from their distribution.

- --------------------------------

The company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," as of January 1, 1992. The cumulative effect of this change in accounting principle decreased the net loss in 1992 by $657 million. Financial statements for prior years were not restated to apply the provisions of SFAS 109. The adoption of SFAS 109 changes the method of accounting for income taxes from the deferred method using Accounting Principles Board Opinion No. 11 ("APB 11") to an asset and liability approach.

Under SFAS 109, deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations.

The components of deferred income tax assets and liabilities at December 31 were as follows (in millions):

                                                  1993                                 1992
                                  ----------------------------------     -----------------------------
                                  Deferred Tax       Deferred Tax        Deferred Tax       Deferred Tax
                                     Assets           Liabilities           Assets           Liabilities

Employee benefit plans            $ 5,839          $  697              $ 5,376             $  576
Dealer and customer allowances
 and claims                         3,243               -                2,864                  -
Net operating loss carryforwards    1,378               -                  909                  -
Allowance for credit losses           858               -                  840                  -
Alternative minimum tax               129               -                  426                  -
Depreciation and amortization
 (excludes leasing transactions)       30           2,574                   27              2,694
Leasing transactions                    -           3,166                    -              2,437
All other                           1,093           1,157                  732                882
                                  -------           -----                -----              -----
  Subtotal                         12,570           7,594               11,174              6,589
Valuation allowances                 (174)              -                 (181)                 -
                                  --------         ------               -------             -----
  Total deferred taxes            $12,396          $7,594              $10,993             $6,589
                                   =======         ======               ======             ======


Net foreign operating loss carryforwards for tax purposes were $3.7 billion at December 31, 1993. A significant portion of these losses have an indefinite carryforward period; the remaining losses have expiration dates beginning in 1995. For financial statement purposes, the tax benefit of operating losses is recognized as a deferred tax asset, subject to appropriate valuation allowances.

Deferred income taxes for 1991 were derived using the guidelines in APB 11. Under APB 11, deferred income taxes result from timing differences in the recognition of revenues and expenses between financial statements and tax returns. The principal sources of these differences and the related effect of each on the provision for income taxes were as follows (in millions):

                                                               1991

Depreciation and amortization (excludes
 leasing transactions)                                        $ 191
Dealer and customer allowances and claims                      (542)
Employee benefit plans                                         (442)
Net operating loss carryforwards - foreign                     (399)
Leasing transactions                                            377
Alternative minimum tax                                         (26)

Income/(loss) before income taxes and cumulative effects of changes in accounting principles for U.S. and foreign operations, excluding equity in net income/(loss) of affiliated companies, was as follows (in millions):

                                              1993        1992        1991
                                            ------      -------     -------
U.S.                                        $4,152      $   889     $(2,049)
Foreign                                       (276)      (1,031)       (509)
                                            ------      -------     -------
  Total income/(loss) before
   income taxes                             $3,876      $  (142)*   $(2,558)
                                            ======      =======     =======

- - - - - -
*Excludes cumulative effects of changes in accounting principles

- --------------------------------

A reconciliation of the provision/(credit) for income taxes compared with the amounts at the U.S. statutory tax rate is shown below (in millions):

                                             1993        1992        1991
                                            -----        -----       ----
Tax provision/(credit) at U.S.
 statutory rate of 35% for 1993
 and 34% for 1992 and 1991                  $1,357      $ (48)      $(870)

Effect of:
  Foreign taxes over U.S. tax rate             219        263         345
  State and local income taxes                 118         36          54
  Rate adjustments on U.S. and
   foreign deferred taxes                     (199)         -           -
  Income not subject to tax or
   subject to tax at reduced rates             (70)      (112)       (121)
  Other                                        (75)       156         197
                                            ------      -----       -----
  Provision/(credit) for
   income taxes                             $1,350      $ 295*      $(395)
                                            ======      =====       =====
Effective Tax Rate                            34.8%         -        15.4%

- - - - - -
*Excludes cumulative effects of changes in accounting principles


NOTE 7.  Liabilities - Automotive
- ---------------------------------
Current Liabilities
- -------------------
Included in accrued liabilities at December 31 were the following (in millions):

                                                             1993       1992
                                                           -------     ------
Dealer and customer allowances and claims                  $ 6,645     $6,266
Employee benefit plans                                       1,415      1,471
Salaries, wages, and employer taxes                            594        562
Postretirement benefits other than pensions                    674        595
Other                                                        1,487      1,089

  Total accrued liabilities                                $10,815     $9,983
                                                           =======     ======

Noncurrent Liabilities
- ----------------------
Included in other liabilities at December 31 were the following (in millions):

                                                             1993        1992
                                                           -------     -------
Postretirement benefits other than pensions                $13,288     $12,744
Dealer and customer allowances and claims                    5,170       4,348
Employee benefit plans                                       2,353       2,241
Minority interests in net assets of
 subsidiaries                                                  161         144
Unfunded pension obligation                                  2,873         136
Other                                                        2,066       2,253

  Total other liabilities                                  $25,911     $21,866
                                                           =======     =======

- - - - - -
Certain amounts for 1992 have been reclassified to conform with presentations adopted in 1993.

NOTE 8.  Employee Retirement Benefits
- -------------------------------------
Employee Retirement Plans
- -------------------------
The company has two principal retirement plans in the U.S. The Ford-UAW Retirement Plan covers hourly employees represented by the UAW, and the General Retirement Plan covers substantially all other employees of the company and several finance subsidiaries in the U.S. The hourly plan provides noncontributory benefits related to employee service. The salaried plan provides similar noncontributory benefits and contributory benefits related to pay and service. Other U.S. and non-U.S. subsidiaries have separate plans which generally provide similar types of benefits covering their employees. The company and its subsidiaries also have defined benefit plans applicable to certain executives that provide unfunded benefits.

The company's policy for funded plans is to contribute annually, at a minimum, amounts required by applicable law, regulations and union agreements. Plan assets consist principally of investments in stocks, government and other fixed income securities and real estate. The various plans generally are funded, except in Germany where this has not been the custom, and as such, an unfunded liability is recorded.

The company's pension expense, including Financial Services, reflected the following (in millions):

                                     1993                     1992                        1991
                           ------------------------  -----------------------     ---------------------
                                         Non-                     Non-                        Non-
                           U.S. Plans    U.S. Plans  U.S. Plans   U.S. Plans     U.S. Plans   U.S. Plans
                           ----------    ---------   ----------   ----------     ----------   ----------
Benefits attributed to
 employees' service         $  419   $   181     $   342        $ 213         $   311         $ 204
Interest on projected
 benefit obligations         1,517       667       1,437          698           1,413           619
Return on assets:
 Actual (gain)              (2,264)   (1,370)     (1,465)        (865)         (3,909)         (877)
 Deferred gain/(loss)          389       677        (204)         190           2,497           188
                             -----     -----       -----          ---           -----           ---
   Recognized (gain)        (1,875)     (693)     (1,669)        (675)         (1,412)         (689)
Net amortization and other     259       169         228          180             331            84
                           -------    ------      ------        -----         -------         -----
   Net pension expense     $   320    $  324      $  338        $ 416         $   643         $ 218
                           =======    =======     =======        ======        ========        ======

Costs associated with amendments made in 1993 to the Ford-UAW Retirement Plan and to the General Retirement Plan were more than offset by an increased return on assets that decreased net pension
expense in 1993 compared with 1992.   Non-U.S. pension expense also
decreased in 1993, reflecting the result of restructuring actions in Europe.

- ------------------------------------------------

The status of these plans at December 31 was as follows (in millions):

                                                   1993                          1992
                                      ----------------------------       ------------------------------
                                     Assets     Accum.                  Assets     Accum.
                                     Exceed    Benefits                 Exceed    Benefits
                                     Accum.     Exceed     Total        Accum.     Exceed     Total
                                    Benefits    Assets     Plans       Benefits    Assets     Plans

U.S. Plans

 Plan assets at fair value          $12,122    $10,779   $22,901     $11,776    $ 9,441      $21,217
 Actuarial present value of:
  Vested benefits                   $ 8,708    $ 9,962   $18,670     $ 7,546    $ 7,757      $15,303
  Accumulated benefits                9,700     12,603    22,303       8,248      9,691       17,939
  Projected benefits                 10,896     12,767    23,663       9,222      9,759       18,981

 Plan assets in excess
 of/(less than)
  projected benefits                $ 1,226   $(1,988)   $  (762)    $ 2,554    $  (318)     $ 2,236
 Unamortized
 (net asset)/net
  transition obligation a/             (760)      563       (197)       (861)       640         (221)
 Unamortized prior service
 cost b/                                538     2,053      2,591         347      1,174        1,521
 Unamortized net
 (gains)/losses c/                     (159)      297        138      (1,333)      (817)      (2,150)
                                        ---       ---      -----       -----        ----       -----
   Prepaid pension
 asset/(liability)                      845       925      1,770         707        679        1,386
 Adjustment required to
  recognize
  minimum liability d/                    -    (2,771)    (2,771)          -       (950)        (950)
                                    -------   -------    -------      -------      -----        ----
   Prepaid pension asset/
  (liability) recognized in
   the balance sheet                $   845   $(1,846)   $(1,001)     $  707      $(271)    $    436
                                    =======    =======   =======      ======      ======     =======
 Plan assets in excess
 of/(less than)
  accumulated benefits              $ 2,422   $(1,824)   $   598     $ 3,528      $(250)    $  3,278


 Assumptions:
  Discount rate                                            7.0%                                   8.0%
  Average rate of increase
 in compensation                                           5.5%                                   5.5%
  Long-term rate of return on assets                       9.5%                                   9.5%

Non-U.S. Plans
- --------------
 Plan assets at fair value         $ 5,806   $ 1,815   $ 7,621      $ 6,037        $   617     $ 6,654

 Actuarial present value of:
  Vested benefits                  $ 4,538   $ 3,888   $ 8,426      $ 4,608        $ 2,124     $ 6,732
  Accumulated benefits               4,619     4,092     8,711        4,685          2,264       6,949
  Projected benefits                 5,333     4,484     9,817        5,573          2,435       8,008

 Plan assets in excess
  of/(less than)
  projected benefits               $   473  $(2,669)   $(2,196)     $   464        $(1,818)    $(1,354)
 Unamortized (net asset)/net
  transition obligation a/            (209)     461        252           42            253         295
 Unamortized prior service cost b/     267      232        499          303             36         339
 Unamortized net (gains)/losses c/     (88)     863        775         (105)             7         (98)
                                   -------    -----     ------      -------         ------       -----
   Prepaid pension asset/(liability)   443   (1,113)      (670)         704         (1,522)       (818)
 Adjustment required to recognize
  minimum liability d/                   -   (1,164)    (1,164)           -           (126)       (126)
                                   -------    -----      -----      -------        -------     -------
   Prepaid pension asset/(liability)
    recognized in the
    balance sheet                  $   443  $(2,277)   $(1,834)      $   704       $(1,648)    $  (944)
                                    =======  =======    =======      =======       =======     =======
 Plan assets in excess
  of/(less than)
  accumulated benefits             $ 1,187   $(2,277)   $(1,090)     $ 1,352       $(1,647)    $  (295)

 Assumptions:
  Discount rate                                             7.2%                                     8.6%
  Average rate of increase
  in compensation                                           5.1%                                     6.0%
  Long-term rate of return on assets                        9.5%                                     9.6%
- - - - - -
a/The balance of the initial difference between assets and obligation deferred for recognition over a 15 year period.
b/The prior service effect of plan amendments deferred for recognition over remaining service.
c/The deferred gain or loss resulting from investments, other experience and changes in assumptions.
d/An adjustment to reflect the unfunded accumulated benefit obligation in the balance sheet for plans whose benefits exceed the assets -- in 1993 the unfunded liability in excess of $3,250 million of unamortized prior service cost and net transition obligation is recorded net of deferred taxes as a $400 million reduction in stockholders' equity.

- -------------------------------------------------

Postretirement Health Care and Life Insurance Benefits
- ------------------------------------------------------
The company and certain of its subsidiaries sponsor unfunded plans to provide selected health care and life insurance benefits for retired employees. The company's U.S. and Canadian employees may become eligible for those benefits if they retire while working for the company; however, benefits and eligibility rules may be modified from time to time. Prior to 1992, the expense recognized for postretirement health care benefits was based on actual expenditures for the year. Beginning in 1992, the estimated cost for postretirement health care benefits is accrued on an actuarially determined basis, in accordance with the requirements of Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employer's Accounting for Postretirement Benefits Other Than Pensions". Implementation of SFAS 106 has not increased the company's cash expenditures for postretirement benefits. The company elected to recognize immediately the prior-year unaccrued accumulated postretirement benefit obligation, resulting in an adverse effect on income of $7,540 million in the first quarter of 1992. The charge reflected an unaccrued retiree benefit obligation liability of $12 billion, offset partially by projected tax benefits of $4.5 billion. In addition, the loss in 1992 was increased by $455 million ($723 million before taxes) for the ongoing effect of adopting SFAS 106.

Net postretirement benefit expense included the following (in millions):

                                                         1993           1992

Benefits attributed to employees' service               $  240         $  235
Interest on accumulated benefit obligation               1,207          1,129
                                                        ------         ------
  Net postretirement benefit expense                    $1,447         $1,364
                                                        ======         ======

Retiree benefit payments were as follows (in millions): 1993 - $654; 1992 - $641; 1991 - $628.

The status of these plans, reconciled with the amounts recognized in the company's balance sheet at December 31, was as follows (in millions):

                                                  1993             1992
Accumulated postretirement
 benefit obligation:
   Retirees                                      $ 8,147        $ 7,035
  Active employees eligible to retire              2,725          2,269
  Other active employees                           5,984          5,091
                                                 -------        -------
   Total accumulated obligation                   16,856         14,395
Unamortized amendments                               387              0
Unamortized net (loss)                            (2,880)          (807)
                                                 -------        -------
  Accrued liability                              $14,363        $13,588
                                                 =======        =======
Assumptions:
  Discount rate at year-end                          7.5%           8.5%
  Present health care cost trend rate                9.7%          10.3%
  Ultimate trend rate in ten years                   5.5%           5.5%
  Weighted-average trend rate                        6.8%           6.9%

Changing the assumed health care cost trend rates by one percentage point would change the aggregate service and interest cost components of net periodic postretirement benefit cost for 1993 by $240 million and the accumulated postretirement benefit obligation at December 31, 1993 by $2.4 billion.

NOTE 9.  Debt
- -------------
Automotive
- ----------
Debt at December 31 was as follows (in millions):

                                                      1993
                                         ------------------------------      Book Value
                                        Weighted Average                     -----------------
                                        Interest Rate*      Maturity         1993    1992
                                        -------------------------------      -----    -----
Debt payable within one year
  Short-term debt                                                            $  887   $1,200
  Long-term debt payable within
   one year                                                                      45       49
                                                                             ------   ------
   Total debt payable within
   one year                                                                     932    1,249
Long-term debt
  Notes and other debt                9.0%                1995-2043           7,084    7,020
  Short-term obligations
  issued under long-term
   borrowing agreements                                                           0       48
                                                                             -------   -----
    Total long-term debt                                                       7,084   7,068
                                                                             -------   -----
     Total debt                                                               $8,016  $8,317
                                                                             =======  ======
Fair value                                                                    $9,044  $8,855
- - - - - -
*Excludes the effect of interest-rate swap agreements

The fair value of debt was estimated based on quoted market prices or current rates for similar debt with the same remaining maturities.

Long-term debt at December 31, 1993 included maturities as follows (in millions): 1994 - $45 (included in current liabilities); 1995 - $44; 1996 - $998; 1997 - $599; 1998 - $1,738; thereafter - $3,705.

Included in debt at December 31, 1993 and December 31, 1992 were obligations payable in foreign currencies of $970 million and $957 million, respectively.

Financial Services
- ------------------
Debt at December 31 was as follows (in millions):

                                            1993
                            --------------------------------                Book Value
                               Weighted Average                         ----------------
                                Interest Rate*      Maturity            1993     1992
                            -------------------    ----------           ----     ----
Debt payable within one year
  Unsecured short-term debt                                           $  2,852   $ 2,944
  Commercial paper                                                      37,793    32,192
  Other short-term debt                                                  3,111     2,213
                                                                      --------   -------
    Total short-term debt                                               43,756    37,349
  Long-term debt payable
 within one year                                                        12,304    10,470
                                                                      --------   -------
    Total debt payable
 within one year                                                        56,060    47,819
Long-term debt
  Secured indebtedness            8.0%         1995-2016                 1,821     2,292
  Unsecured senior indebtedness
    Notes and bank debt           7.1%         1995-2048                41,471    36,884
    Debentures                    9.4%         1995-2010                   916       798
    Unamortized
 premium/(discount)                                                        (55)        1
                                                                         -------   --------
    Total unsecured senior
 indebtedness                                                           42,332    37,683
Unsecured subordinated
 indebtedness
Notes                             8.9%         1995-2022                 3,634     2,077
Debentures                        8.1%         1995-2009                   141       333
Convertible debentures            4.5%         1995-1996                     1         2
Unamortized (discount)                                                     (29)      (18)
                                                                         ------    ------
      Total unsecured
 subordinated indebtedness                                               3,747     2,394
                                                                         -----     -----
        Total long-term debt                                            47,900    42,369
                                                                        ------    ------
          Total debt                                                  $103,960   $90,188
                                                                      ========   =======
Fair value                                                            $107,233     $92,409
- - - - - -
*Excludes the effect of interest-rate swap agreements

The fair value of debt was estimated based on quoted market prices or current rates for similar debt with the same remaining maturities.

- -----------------------

Information concerning short-term borrowings (excluding long-term debt payable within one year) is as follows (in millions):

                                                1993        1992        1991
                                              -------     -------     -------
Average amount of short-term
 borrowings                                   $38,353     $33,993     $32,568
Weighted average short-term
 interest rates per annum                         3.8%        5.2%        7.7%
Average remaining term of
 commercial paper at December 31               29 days     29 days     33 days

Secured indebtedness is collateralized by pledges of real estate loans, mortgage-backed certificates and municipal securities having an aggregate carrying amount of $5,926 million at December 31, 1993.

Long-term debt at December 31, 1993 included maturities as follows (in millions): 1994 - $12,304; 1995 - $9,362; 1996 - $11,042; 1997 -
$5,810; 1998 - $8,502; thereafter - $13,184.

Included in debt at December 31, 1993 and December 31, 1992 were obligations payable in foreign currencies of $12.9 billion and $14.7 billion, respectively. These obligations were issued primarily to fund foreign business operations.

Support Facilities
- ------------------
At December 31, 1993, Ford (parent company only) had long-term contractually committed credit agreements in the U.S. under which $4.8 billion is available from various banks at least through June 30, 1998. The entire $4.8 billion may be used, at Ford's option, by either Ford or Ford Credit. These facilities were unused at December 31, 1993.

Outside the U.S., Ford had additional long-term contractually committed credit-line facilities of $2.4 billion. These facilities are available in varying amounts from 1994 through 1998; these facilities were unused at December 31, 1993.

At December 31, 1993, Financial Services had $24.9 billion of support facilities (including the $4.8 billion of the Ford credit agreements) for use in the U.S., all of which were contractually committed. At December 31, 1993, less than 1% of these facilities, excluding the Ford credit agreements, were in use. At that date, an additional $14.5 billion of support facilities were available outside the U.S., of which $6.4 billion were contractually committed. At
December 31, 1993, $6 billion of these support facilities outside the U.S. were in use.

NOTE 10.  Deposit Accounts and Annuity Contracts - Financial
          Services
- ------------------------------------------------------------
Deposit accounts by category at December 31 were as follows (in millions):

                                      1993                    1992
                       ---------------------------   ---------------------------
                        Weighted Average              Weighted Average
                         Interest Rate     Amount      Interest Rate     Amount

Term accounts             5.16%          $ 5,417       5.80%           $ 8,008
Money market deposit
 accounts                 2.51%            2,786       2.95%             3,342
Passbook accounts         2.14%              840       2.98%             1,313
NOW accounts and other    0.53%            1,506       1.82%             1,367
                                          -------                      -------
  Total deposit accounts                  $10,549                      $14,030
                                          =======                      =======
Fair value                                $10,650                      $14,208

The fair value of demand deposits, savings accounts, and certain money market deposits was the amount payable on demand at December 31, 1993. The fair value of fixed-maturity certificates of deposit was estimated using the rate currently offered for deposits with similar remaining maturities.

At December 31, 1993, term accounts included scheduled maturities as follows (in millions): 1994 - $3,846; 1995 - $596; 1996 - $596; 1997 -
$214; 1998 - $145; thereafter - $20.

NOTE 10. Deposit Accounts and Annuity Contracts - Financial Services
- --------------------------------------------------------------------

The liability for annuity contracts, included in other liabilities, was $1,598 million at December 31, 1993 and $777 million at December 31, 1992, and reflected deposits received and interest credited, less related withdrawals. The weighted-average interest rate on annuity contracts outstanding at December 31, 1993 and 1992 was 6.2% and 7.3%, respectively. Interest rates offered are initially guaranteed for periods of either one or five years. Interest credited to annuity account balances is recognized as expense; surrender charges are recognized as a reduction of interest credited to annuitants. The fair value of annuity contracts at December 31, 1993 and 1992 approximated book value because the contractual interest rate due holders is reset annually for more than 97% of contracts outstanding.

NOTE 11.  Capital Stock
- -----------------------
The authorized capital stock of the company consists of Common Stock, Class B Stock and Preferred Stock. Authorized shares of stock at
December 31, 1993 were as follows: 1 billion shares of Common Stock;
88.4 million shares of Class B Stock; and 30 million shares of Preferred Stock.

At December 31, 1993, all general voting power was vested in the holders of Common Stock and the holders of Class B Stock, voting together without regard to class. At that date, the holders of Common Stock were entitled to one vote per share and, in the aggregate, had 60% of the general voting power; the holders of Class B Stock were entitled to such number of votes per share as would give them, in the aggregate, the remaining 40% of the general voting power, as provided in the company's Certificate of Incorporation.

The Certificate provides that all shares of Common Stock and Class B Stock share equally in dividends (other than dividends declared with respect to any outstanding Preferred Stock), except that any stock dividends are payable in shares of Common Stock to holders of that class and in Class B Stock to holders of that class. Upon liquidation, all shares of Common Stock and Class B Stock are entitled to share equally in the assets of the company available for distribution to the holders of such shares.

In 1991, the company sold 46,000,000 Depositary Shares, each representing 1/1,000 of a share of Series A Cumulative Convertible Preferred Stock ("Series A Preferred Stock"), for a total public offering price of $2.3 billion. As a result, 46,000 shares of Series A Preferred Stock were issued. The Series A Preferred Stock has a liquidation preference equivalent to $50 per Depositary Share and dividends accumulate on the Series A Preferred Stock at a rate equivalent to $4.20 per year per Depositary Share. The Series A Preferred Stock is convertible at the option of the holder at any time into shares of Common Stock of the company at a rate equivalent to
1.6327 shares of Common Stock for each Depositary Share (equivalent to a conversion price of $30.625 per share of Common Stock). The Series A Preferred Stock and the Depositary Shares representing such stock are not redeemable prior to December 7, 1997. On and after December 7, 1997, the Series A Preferred Stock is redeemable for cash at the company's option, in whole or in part, initially at an amount equivalent to $51.68 per Depositary Share and thereafter at prices declining to $50 per Depositary Share on and after December 1, 2001, plus, in each case, an amount equal to the sum of all accrued and unpaid dividends. At December 31, 1993, the liquidation preference of Series A Preferred Stock was $2.3 billion, and 45,994 shares were outstanding.

In 1992, the company sold 45,600,000 Depositary Shares, each representing 1/2,000 of a share of Series B Cumulative Preferred Stock ("Series B Preferred Stock"), for a total public offering price of $1.1 billion. As a result, 22,800 shares of Series B Preferred Stock were issued. The Series B Preferred Stock has a liquidation preference equivalent to $25 per Depositary Share and dividends accumulate at a rate equivalent to $2.0625 per year per Depositary Share. The Series B Preferred Stock and the Depositary Shares representing such stock are not redeemable prior to December 1, 2002. On and after December 1, 2002 and upon satisfaction of certain conditions, the Series B Preferred Stock is redeemable for cash at the option of Ford, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, plus an amount equal to the sum of all accrued and unpaid dividends. The Series B Preferred Stock does not have any sinking fund and is not convertible into any other securities. At December 31, 1993, the liquidation preference of the Series B Preferred Stock was $1.1 billion, and 22,800 shares were outstanding.

- ----------------------------------

The Series A Preferred Stock and Series B Preferred Stock rank (and any other outstanding Preferred Stock of the company would rank) senior to the Common Stock and Class B Stock in respect of dividends and liquidation rights.


NOTE 12.  Stock Options
- -----------------------
The company has stock options outstanding under the 1985 Stock Option Plan and the 1990 Long-term Incentive Plan. These plans were approved by the stockholders.

Information concerning stock options for the last three years is shown below (shares in millions):

                                               1993        1992        1991
                                              ------      ------      ------
Option price of new grants a/                 $57.69      $37.00      $30.00
                                                                        and
                                                                      $24.13
Shares subject to option
- ----------------------
Outstanding at beginning of period              20.6        16.5        13.3
New grants                                       3.6         4.8         3.6
Exercised b/                                    (3.4)       (0.5)       (0.1)
Surrendered upon exercise of stock
 appreciation rights                            (1.9)       (0.2)       (0.1)
Terminated and expired                          (0.1)          *        (0.2)
                                                ----        -----       -----
  Outstanding at end of period                  18.8 c/     20.6        16.5
  Outstanding but not exercisable               (9.7)       (9.8)       (8.1)
                                                ----        -----       -----
  Exercisable at end of period                   9.1        10.8         8.4
                                               =====       ======      ======
Shares authorized for future grants
 (as of December 31)d/                             0           0         0.9

- - - - - -
*     Less than 50,000 shares.
a/    Fair market value of Common Stock at dates of grant.
b/ At option prices ranging from $18.19 to $51.69 during 1993, from $7.03 to $30.69 during 1992, and from 4.25 to $26.84 during 1991.
c/ Including 6.0 and 12.8 million shares under the 1985 and 1990 Plans, respectively, at option prices ranging from $18.19 to $57.69 per share.
d/ In addition, up to 1% of the issued Common Stock as of December 31 of any year may be made available for stock options and other plan awards in the next succeeding calendar year. That limit may be increased up to 2% in any year, with a corresponding reduction in shares available for grants in future years.

No further grants may be made under the 1985 Plan. Grants may be made under the 1990 Plan through April 2000. In general, options granted under the 1985 Plan and options granted to date under the 1990 Plan become exercisable 25% after one year from the date of grant, 50% after two years, 75% after three years and in full after four years. Options under both Plans expire after 10 years. Certain options outstanding under the plans were granted with an equal number of accompanying stock appreciation rights which may be exercised in lieu of the options. Under the Plans, a stock appreciation right entitles the holder to receive, without payment, the excess of the fair market value of the Common Stock on the date of exercise over the option price, either in Common Stock or cash or a combination. In addition, grants of Contingent Stock Rights were made with respect to 1,163,600 shares in 1993, 632,400 shares in 1992 and 1,015,500 shares in 1991 under the 1990 Long-Term Incentive Plan (not included in the table above). The number of shares ultimately awarded will depend on the extent to which the Performance Target specified in each Right is achieved, the individual performances of the recipients and other factors.

NOTE 13.  Litigation and Claims
- -------------------------------
Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the company and its subsidiaries, including those arising out of alleged defects in the company's products, governmental regulations relating to safety, emissions and fuel economy, financial services, intellectual property rights, product warranties and environmental matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive, or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief which, if granted, would require very large expenditures.

Litigation is subject to many uncertainties, the outcome of individual litigated matters is not predictable with assurance, and it is reasonably possible that some of the foregoing matters could be decided unfavorably to the company or the subsidiary involved. Although the amount of the ultimate liability at December 31, 1993 with respect to these matters cannot be ascertained, the company believes that any resulting liability should not materially affect the consolidated financial position of the company at December 31, 1993.


NOTE 14.  Commitments and Contingencies
- ---------------------------------------
At December 31, 1993, the company had the following minimum rental commitments under non-cancelable operating leases (in millions):
1994 - $509; 1995 - $573; 1996 - $501; 1997 - $463;
1998 - $201; thereafter - $708.

These amounts include rental commitments related to the sales and leasebacks of certain Automotive machinery and equipment.

During 1993, the company and certain of its subsidiaries entered into agreements with various banks to introduce credit card programs that offer rebates which can be applied against the purchase or lease of Ford cars or trucks. The maximum amount of rebates available to qualified cardholders at December 31, 1993 was $1.7 billion. The company has provided for the estimated net cost of these programs as a vehicle marketing cost based on the estimated number of participants who will ultimately purchase vehicles.

The company and many of its subsidiaries have entered into foreign exchange agreements to manage exposure to foreign exchange rate fluctuations. These exchange agreements hedge primarily debt, firm commitments and dividends that are denominated in foreign currencies and net investments in foreign subsidiaries. Agreements entered into to manage these exposures include foreign currency forward contracts, currency swaps and foreign currency options. Gains or losses on the various agreements are either recognized during the period or included in the bases of the related transactions.

The fair value of these foreign exchange agreements generally was estimated using current market prices provided by outside quotation services. The fair value was estimated to be a net receivable of $124 million at December 31, 1993 and $302 million at December 31, 1992. In the unlikely event that a counterparty fails to meet the terms of a foreign exchange agreement, the company's market risk is limited to the currency rate differential. In the case of currency swaps, the company's market risk also may include an interest rate differential. At December 31, 1993 and 1992, the total amount of the company's foreign currency forward contracts, option contracts and currency swaps outstanding was $8.6 billion and $11.3 billion, respectively, maturing primarily through 1995.

The company and many of its subsidiaries have entered into arrangements to manage exposure to fluctuations in interest rates. These arrangements include primarily interest-rate swap agreements and, to a lesser extent, interest-rate futures contracts. The differential paid or received on interest-rate swap agreements is recognized as an adjustment to interest expense. Realized and unrealized gains and losses on interest-rate futures contracts are deferred and recognized as adjustments to interest income or expense.

- ---------------------------------------------------

The fair value of interest-rate swaps is the estimated amount the company would receive or pay to terminate the swap agreement. The fair value is calculated using information provided by outside quotation services, taking into account current interest rates and the current credit-worthiness of the swap counterparties. The fair value was estimated to be a net receivable of $585 million at December 31, 1993 and $371 million at December 31, 1992. In the unlikely event that a counterparty fails to meet the terms of an interest-rate swap agreement, the company's exposure is limited to the interest rate differential. The underlying principal amounts on which the company has interest-rate swap agreements and futures contracts outstanding aggregated $36.5 billion at December 31, 1993 and $21.1 billion at December 31, 1992.

Certain Financial Services subsidiaries make credit lines available to holders of their credit cards. At December 31, 1993 and 1992, the unused portion of available credit was approximately $9.9 billion and $5.5 billion, respectively, and is revocable under specified conditions. The fair value of unused credit lines and the potential risk of loss was not considered to be significant.

In addition, the company and its subsidiaries have entered into a variety of other financial agreements which contain potential risk of loss. These agreements include limited guarantees under sales of receivables agreements, financial guarantees, letters of credit, interest rate caps and floors and government security repurchase agreements. The fair value of these agreements and the potential risk of loss was not considered to be significant.


NOTE 15.  Cash Flows
- --------------------
The reconciliation of net income/(loss) to cash flows from operating activities is as follows (in millions):

                                              1993                     1992                           1991
                                      -------------------      ---------------------       -----------------------
                                                   Financial                 Financial                    Financial
                                       Automotive  Services    Automotive    Services      Automotive     Services
                                      ----------- -----------  -----------   -----------   ------------- -----------
Net income/(loss)                     $  940       $1,589      $(8,628)       $1,243        $(3,186)      $  927
Adjustments to reconcile net
 income/(loss) to cash flows
 from operating activities:
  Cumulative effects of changes in
   accounting principles                   -           -         7,094          (211)             -            -
  Depreciation and amortization        4,404       3,064         4,666         2,089            4,278        1,500
  (Earnings)/losses of affiliated
   companies in excess of dividends
   remitted                              (21)         (9)           16            51               83           61
  Provision for credit and
   insurance losses                        -       1,523             -         1,795                -        2,159
  Foreign currency adjustments          (650)          -          (362)            -             (331)           -
  (Credit)/provision for deferred
 income taxes                           (796)         595         (447)          333           (1,122)        108
  Gain on sales of receivables             -          (98)           -            (9)               -        (113)
  Interest credited to deposit accounts    -          380            -           571                -         873
  Changes in assets and liabilities:
    (Increase)/decrease in accounts
     receivable and other current
     assets                               34           -           103             -              673           -
    (Increase)/decrease in inventory    (275)          -           380             -               78           -
    Increase in accounts payable and
     accrued and other liabilities     3,735         594         2,617           295            3,006         142
  Changes in unearned premiums             -         (65)           -           (281)               -        (288)
  Other                                 (509)       (428)          314          (114)            (138)       (589)
                                       -----        ----         -----          ----            -----        ----
Cash flows from operating
 activities                           $6,862      $7,145      $  5,753       $ 5,762          $ 3,341      $4,780
                                     =======      =======     =======       =======         =======      =======

The company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents. The book value of these investments approximates fair value because of the short maturity. Cash flows resulting from futures contracts, forward contracts and options that are accounted for as hedges of identifiable transactions are classified in the same category as the item being hedged.

Cash paid for interest and income taxes was as follows (in millions):

                                             1993        1992        1991
                                            ------      ------      ------
Interest                                    $6,969      $8,255      $9,458
Income taxes                                 1,522          31         356

NOTE 16. Segment Information
- ----------------------------
The company operates in two principal business segments: Automotive and Financial Services. The Automotive segment consists of the manufacture, assembly and sale of cars, trucks and related parts and accessories. The Financial Services segment consists primarily of financing operations, insurance operations, savings and loan operations, and vehicle and equipment leasing operations.

Intersegment transactions represent principally transactions occurring in the ordinary course of business, borrowings and related transactions between entities in the Financial Services and Automotive segments, and interest and other support under special vehicle financing programs. These arrangements are reflected in the respective business segments.

Intercompany sales among geographic areas consist primarily of vehicles, parts and components manufactured by the company and various subsidiaries and sold to different entities within the consolidated group. Transfer prices for these transactions are established through negotiations between the affected entities.

Financial information segregated by major geographic area is as follows (in millions):

Automotive
- ----------
                                                1993       1992     1991
                                            --------    -------     --------
Sales to unaffiliated customers
 United States                              $ 61,559    $ 51,918    $ 40,627
 Europe*                                      18,507      21,579      21,012
 All other                                    11,502      10,910      10,412
                                            --------    --------    --------
   Total                                    $ 91,568    $ 84,407    $ 72,051
                                            ========    ========    ========

Intercompany sales among
 geographic areas
  United States                             $  8,721    $  6,978    $  7,094
  Europe*                                      1,690       1,717       1,619
  All other                                    9,791      10,120       8,644
                                            --------    --------    --------
    Total                                   $ 20,202    $ 18,815    $ 17,357
                                            ========    ========    ========

Total sales
  United States                             $ 70,280    $ 58,896    $ 47,721
  Europe*                                     20,197      23,296      22,631
  All other                                   21,293      21,030      19,056
  Elimination of intercompany
   sales                                     (20,202)    (18,815)    (17,357)
                                            --------     -------     ---------
    Total                                   $ 91,568    $ 84,407    $ 72,051
                                            ========    ========    ========

Operating income/(loss)
  United States                             $  1,677    $   (582)   $ (3,238)
  Europe*                                       (402)       (924)       (280)
  All Other                                      157        (269)       (251)
                                            --------    --------    --------
    Total                                   $  1,432    $ (1,775)   $ (3,769)
                                            ========    ========    ========

Net income/(loss) before
 cumulative effects of changes
 in accounting principles
  United States                             $  1,482    $   (405)   $ (2,215)
  Europe*                                       (407)       (647)       (478)
  All other                                     (135)       (482)       (492)
                                            --------    --------     --------
    Total                                   $    940    $ (1,534)   $ (3,185)
                                            ========    ========    ========

Assets at December 31
  United States                             $ 39,666    $ 34,334    $ 26,728
  Europe*                                     13,452      13,414      15,950
  All Other                                   18,248      17,534      17,938
  Net receivables from
   Financial Services                            910       1,437         156
  Elimination of intercompany
   receivables                               (10,539)     (9,549)     (8,375)
                                            --------    --------     --------
    Total                                   $ 61,737    $ 57,170    $ 52,397
                                            ========    ========    ========

Capital expenditures (facilities,
 machinery and equipment and
 tooling)
  United States                             $  4,289    $  3,018    $  3,042
  Europe*                                      1,376       1,857       1,979
  All Other                                    1,049         822         702
                                            --------    --------    --------
    Total                                   $  6,714    $  5,697    $  5,723
                                            ========    ========    ========

- - - - - -
*Excludes Jaguar
Certain amounts for 1992 and 1991 have been reclassified to conform with presentations adopted in 1993.

- ----------------------------------------

Financial Services
- ------------------
                                              1993        1992        1991
                                             -------    --------    ------
Revenues
  United States                             $ 14,102    $ 12,514    $ 13,182
  Europe                                       1,673       2,051       1,847
  All other                                    1,178       1,160       1,206
                                            --------    --------    --------
    Total                                   $ 16,953    $ 15,725    $ 16,235
                                            ========    ========    ========

Income before income taxes and
 cumulative effects of changes
 in accounting principles**
  United States                             $  2,311    $  1,452    $  1,163
  Europe                                         285         266         184
  All other                                      116         107         118
                                            --------    --------    --------
    Total                                   $  2,712    $  1,825    $  1,465
                                            ========    ========    ========
- - - - - -
**      Financial Services activities do not report operating income;
        income before income taxes is representative of operating income.

Net income before cumulative
 effects of changes in accounting
 principles
  United States                            $  1,340    $    919    $    768
  Europe                                        187          68         118
  All other                                      62          45          41
                                           --------    --------    --------
    Total                                  $  1,589    $  1,032    $    927
                                           ========    ========    ========
Assets at December 31
  United States                            $117,290    $104,749    $100,730
  Europe                                     12,132      11,512      13,662
  All other                                   7,779       7,114       7,640
                                           --------    --------    --------
    Total                                  $137,201    $123,375    $122,032
                                           ========    ========    ========

Financial Services revenues included $72 million in 1993, $221 million in 1992 and $310 million in 1991 from the Federal Savings and Loan Insurance Corporation Resolution Fund in connection with the acquisition by First Nationwide of certain savings and loan institutions. During 1992, First Nationwide entered into a settlement agreement with the Resolution Trust Corporation which substantially terminated these assistance agreements.

Note 17. Summary Quarterly Financial Data (Unaudited)
- -----------------------------------------------------
(in millions except amounts per share)

                                          1993                                          1992
                      ------------------------------------------        --------------------------------------
                        First     Second      Third     Fourth          First     Second     Third      Fourth
                       Quarter    Quarter    Quarter    Quarter         Quarter   Quarter    Quarter    Quarter
                    -------------------------------------------         -----------------------------------------
Automotive
 Sales                  $22,686   $25,264   $20,107   $23,511         $20,636     $22,903    $19,370     $21,498
 Operating income/
  (loss)                    505       787      (242)      382             243         551       (964)     (1,605)

Financial Services
 Revenues                 4,077     4,155     4,391     4,330           3,922       3,940      3,955       3,908
 Income before income
  taxes                     670       654       732       656             420         483        501         421

Total Company
 Income/(loss) before
  cumulative effects of
  changes in accounting
  principles            $  572   $   775   $   463a/  $   719b/       $   223c/   $   387    $  (272)   $   (840)d/
Cumulative effects of
 changes in accounting
 principles                 -         -          -          -          (6,883)          -          -           -

Net income/(loss)          572       775       463        719          (6,660)        387       (272)       (840)
Preferred stock dividend
 requirements               72        72        72         72              48          48         48          65

Income/(loss)
 attributable
 to Common and
 Class B Stock         $   500   $   703   $   391    $   647        $(6,708)     $   339     $ (320)    $  (905)
                       =======   =======   =======    =======        ========      =======     ========    ========

AMOUNTS PER SHARE OF
 COMMON AND CLASS B
 STOCK AFTER PREFERRED
 STOCK DIVIDENDSe/

Income/(loss) before
 cumulative effects of
 changes in accounting
 principles            $  1.02  $  1.43   $  0.79    $  1.30        $  0.36       $  0.70     $ (0.66)    $ (1.85)
Cumulative effects of
 changes in accounting
 principles                  -        -         -          -          (14.21)            -           -           -
                       -------  -------   -------     -------        -------       -------     -------     -------
Income/(loss)          $  1.02  $  1.43   $  0.79     $  1.30        $(13.85)      $  0.70     $ (0.66)    $ (1.85)
                       =======  =======   =======     =======        =======       =======     =======     =======

Income/(loss) assuming
 full dilution         $  0.95 $  1.30    $  0.76     $  1.19        $(13.85)      $  0.68     $ (0.66)    $ (1.85)

Dividends              $  0.40 $  0.40    $  0.40     $  0.40        $  0.40       $  0.40     $  0.40     $  0.40

- - - - - -
a/ Includes a one-time tax reduction of $140 million to reflect revaluation of U.S. deferred tax balances, offset partially by restructuring charges at Jaguar ($65 million).
b/ Includes restructuring charges at Jaguar ($109 million) and Ford of Australia
   ($57 million), partially offset by the favorable one-time effect of a reduction in German tax rates ($59 million) and a gain on the sale of part of Ford's North American automotive seating and seat trim business
   ($73 million).
c/ Includes a gain of $61 million on the sale of the U.S. portion of Ford's
   Dealer Computer Services business.
d/ Includes $419 million of one-time charges principally associated with restructuring actions in Europe.
e/ The sum of the per-share amounts in 1993 and 1992 is different than the amounts reported for the full year because of the effect that sales of the company's stock had on average shares for those periods.

Coopers & Lybrand                     certified public accountants



REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Ford Motor Company

We have audited the consolidated financial statements, the financial statement schedules and the supplemental schedule of condensed financial information of selected subsidiaries of Ford Motor Company and Subsidiaries listed in Items 14(a)1 and 14(a)2 of this Form 10-K. These financial statements, financial statement schedules and supplemental schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, financial statement schedules and supplemental schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ford Motor Company and Subsidiaries at December 31, 1993 and 1992 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules and supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in Notes 6 and 8 to the consolidated financial statements, the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes in 1992.

/s/ COOPERS & LYBRAND
COOPERS & LYBRAND

400 Renaissance Center
Detroit, Michigan 48243
313-446-7100
February 1, 1994
                                FS-28
                                                                Schedule IX


                              Ford Motor Company and Subsidiaries

                                     SHORT-TERM BORROWINGS

                     For the Years Ended December 31, 1993, 1992 and 1991
                                         (in millions)



                                       Weighted       Maximum       Average        Weighted
                                       Average        Amount        Amount         Average
                           Balance     Interest       Outstanding   Outstanding    Interest Rate
Category of Aggregate      at End of   Rate at End    During the    During the     During the
Short-Term Borrowings a/   Period      of Period      Period b/     Period c/      Period d/
- -----------------------    ------      -----------   -----------    -----------    --------------
AUTOMOTIVE
1993
  Bank Borrowings         $   887         5.6%       $ 1,004       $   903           7.1%

1992
  Bank Borrowings         $ 1,200         8.9%       $ 1,552       $ 1,528           8.3%

1991
  Bank Borrowings         $ 2,479        10.3%       $ 3,177       $ 2,519          10.0%

- - - - - -
a/At December 31, 1993, Ford (parent company only) had long-term contractually committed credit agreements in the U.S. under which $4.8 billion is available from various banks at least through June 30, 1998. The entire $4.8 billion may be used, at Ford's option, by either Ford or Ford Credit. These facilities were unused at December 31, 1993.

  Outside the U.S., Ford has additional long-term contractually committed credit-line facilities of approximately $2.4 billion. These facilities are available in varying amounts from 1994 through 1998; these facilities were unused at December 31, 1993.

b/For Automotive operations, the maximum amount outstanding during the period represents the maximum quarter-end balance.

c/For Automotive operations, the average amount outstanding during the period represents the average of quarter-end balances.

d/For Automotive operations, the weighted average interest rate represents total annual short-term interest expense divided by the average quarter-end short-term debt outstanding.










                                              FSS-1

                                                                  Schedule IX

                             Ford Motor Company and Subsidiaries

                              SHORT-TERM BORROWINGS (Continued)

                    For the Years Ended December 31, 1993, 1992 and 1991
                                        (in millions)

                                      Weighted      Maximum       Average       Weighted
                                      Average       Amount        Amount        Average
                          Balance     Interest      Outstanding   Outstanding   Interest Rate
Category of Aggregate     at End of   Rate at End   During the    During the    During the
Short-Term Borrowings a/  Period      of Period     Period b/     Period c/     Period d/
FINANCIAL SERVICES e/
1993
  Commercial Paper       $37,793         3.5%       $37,793       $34,199           3.4%
  Short-Term Borrowing
   Agreements                444        12.8            480           432          14.9
  Bank Debt                5,098         5.7          5,357         4,153           7.2
  Other Short-Term Debt      421         6.0          1,248           580           7.6

1992
  Commercial Paper       $31,446         3.7%       $32,888       $28,734           4.0%
  Short-Term Borrowing
   Agreements                360         6.9            413           266           7.1
  Bank Debt                3,853         9.8          4,273         3,620          11.1
  Other Short-Term Debt    1,690         6.3          3,247         2,107           6.4

1991
  Commercial Paper       $28,151         5.4%       $29,953       $27,663           6.1%
  Short-Term Borrowing
   Agreements                251         5.4          2,627         1,725           6.5
  Bank Debt                4,016         9.9          5,092         3,920          11.4
  Other Short-Term Debt    2,876         7.2          3,024         1,800           6.8

- - - - - -
a/At December 31, 1993, Financial Services had approximately $24.9 billion of support facilities (including $4.8 billion of the Ford credit lines) for use in the U.S., all of which were contractually committed.  At December 31, 1993, less than 1% of these facilities, excluding the Ford credit agreements, were in use.  At that date, an additional $14.5 billion of support facilities were available outside the U.S., of which $6.4 billion were contractually committed.  At December 31, 1993, $6 billion of these support facilities outside the U.S. were in use.

b/For Financial Services operations, the maximum amount outstanding during the period represents the maximum month-end balance.

c/For Financial Services operations, the average amount outstanding during the period represents the daily average debt outstanding.

d/For Financial Services operations, the weighted average interest rate represents total annual short-term interest expense divided by the daily average debt outstanding.

e/U.S. commercial paper, the majority of commercial paper outstanding, is comprised of short-term, unsecured promissory notes with maturities ranging from one day to 270 days. Borrowings under short-term borrowing agreements
  (STBAs) are payable on demand. Bank debt outstandings range from short-term borrowings to bank notes payable on specific dates. Other short-term debt primarily consists of notes having either a provision for optional redemption within one year or original maturities of less than one year.

                                             FSS-2


                                                                  Schedule X

                      Ford Motor Company and Consolidated Subsidiaries

                         SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                   Charged to Costs and Expenses
                                  For the Years Ended December 31

                               1993           1992           1991
                             (Mils.)        (Mils.)         (Mils.)


Maintenance, repairs and
 rearrangement expenses      $1,933.6       $1,872.0         $1,641.8

Depreciation and
 amortization of
 intangible assets,
 preoperating costs and       Not              Not              Not
 similar deferrals         significant      significant      significant

Taxes, other than payroll     Not              Not              Not
 and income taxes          significant      significant      significant

Royalties                     Not              Not               Not
                           significant      significant      significant

Advertising costs            $1,772.7       $1,702.3         $1,568.7








                                    FSS-3

                                                        Supplemental Schedule


                                      Ford Motor Company


                         CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY

                                         (in millions)




                                            December 31,      December 31,
Ford Capital B.V.                               1993              1992

Current assets                               $  919             $  894
Noncurrent assets                             5,205              5,019
                                             ------             ------
Total assets                                 $6,124             $5,913
                                             ======             ======
Current liabilities                          $  434             $  412
Noncurrent liabilities                        5,245              5,100
Minority's interest in net
 assets of subsidiaries                           7                  3
Stockholder's equity                            438                398
                                             ------             ------
Total liabilities and
 stockholder's equity                        $6,124             $5,913
                                             ======             ======


                                              1993              1992               1991
                                             -------           -------            -------
Sales and other revenue                      $1,935             $2,141             $2,117
Operating income/(loss)                           2                (30)                28
Income/(loss) before income taxes
 and cumulative effects of changes
 in accounting principles                        18                (33)                31
Net income/(loss)                                14                (19)                19






Ford Capital B.V., a wholly-owned subsidiary of Ford Motor Company, was established on February 2, 1990 primarily for the purpose of raising funds through the issuance of commercial paper and debt securities. Under a reorganization in December 1990, Ford Motor Company contributed all of its shares of the capital stock of Ford Nederland B.V., Ford Motor Company (Belgium) B.V. and Ford Motor Company A/S (Denmark) to Ford Capital B.V. This reorganization of entities under common control has been accounted for at historical cost in a manner similar to a pooling-of-interests combination from January 1, 1990 forward. Substantially all of the assets of Ford Capital B.V. represent receivables from Ford Motor Company or its consolidated subsidiaries.



                                                   FSS-4


                                  EXHIBIT INDEX

Designation               Description                    Method of Filing
- -----------      ---------------------------     ------------------------------
Exhibit 3-A     Certificate of Incorporation,    Filed as Exhibit 3-A to the
                as amended on November 19,       Registrant's Annual Report on
                1991 and as further amended      Form 10-K for the year ended
                on October 28, 1992.             December 31, 1992.

Exhibit 3-B     By-Laws of the Registrant as     Filed with this Report.
                amended through December 9,
                1993.

Exhibit 4-A     Form of Deposit Agreement        Filed as Exhibit 4-E to
                dated as of November 20, 1991    the Registrant's
                among Ford Motor Company,        Registration Statement
                Manufacturers Hanover Trust      No. 33-43085.*
                Company, as Depositary, and the
                holders from time to time of
                Depositary Shares, each
                representing 1/1,000 of a share
                of the Registrant's Series A
                Cumulative Convertible
                Convertible Preferred Stock.

Exhibit 4-B     Form of Deposit Agreement        Filed as Exhibit 4-E to
                dated as of October 29, 1992     the Registrant's
                among Ford Motor Company,        Registration Statement
                Chemical Bank, as Depositary,    No. 33-53092.*
                and the holders from time to
                time of Depositary Shares, each
                representing 1/2,000 of a share
                of the Registrant's Series B
                Cumulative Preferred Stock.

Exhibit 10-A    Amended and Restated             Filed with this Report.
                Agreement dated as of July 1,
                1993 between the Registrant
                and Ford Credit.

Exhibit 10-B    1985 Stock Option Plan of        Filed as Exhibit 10-D to
                the Registrant.**                the Registrant's Annual
                                                 Report on Form 10-K
                                                 for the year ended
                                                 December 31, 1985.*

Exhibit 10-B-1  Amendment dated as of            Filed as Exhibit 10-C-1
                March 8, 1990 to 1985 Stock      to the Registrant's
                Option Plan.**                   Annual Report on Form
                                                 10-K for the year ended
                                                 December 31, 1989.

Designation           Description                    Method of Filing
Exhibit 10-C    1980 Stock Option Plan of        Filed as Exhibit 10-E to
                the Registrant, as amended       the Registrant's Annual
                on October 8, 1981.**            Report on Form 10-K
                                                 for the year ended
                                                 December 31, 1981.*

Exhibit 10-C-1  Amendment dated as of            Filed as Exhibit 10-D-1
                March 8, 1990 to 1980 Stock      to the Registrant's
                Option Plan.**                   Annual Report on Form
                                                 10-K for the year ended
                                                 December 31, 1989.**

Exhibit 10-D    Ford Motor Company               Filed as Exhibit 10-H
                Supplemental Compensation        to the Registrant's Annual
                Plan as amended through          Report on Form 10-K
                May 8, 1986.**                   for the year ended
                                                 December 31, 1986.*

Exhibit 10-D-1  Amendment to Ford Motor          Filed as Exhibit 10-F-1
                Company Supplemental             to the Registrant's Annual
                Compensation Plan, dated         Report on Form 10-K
                May 12, 1988.**                  for the year ended
                                                 December 31, 1988.*

Exhibit 10-D-2  Amendment to Ford Motor          Filed as Exhibit 10-D-2 to
                Company Supplemental             the Registrant's Annual
                Compensation Plan, dated         Report on Form 10-K for the
                July 8, 1992.**                  year ended December 31, 1992.*

Exhibit 10-E    Ford Motor Company Executive     Filed as Exhibit 10-G to
                Separation Allowance Plan as     the Registrant's Annual
                revised for separations on       Report on Form 10-K
                or after January 1, 1981.**      for the year ended
                                                 December 31, 1987.*

Exhibit 10-E-1  Amendment to Ford Motor          Filed as Exhibit 10-G-1
                Company Executive Separation     to the Registrant's Annual
                Allowance Plan.**                Report on Form 10-K
                                                 for the year ended
                                                 December 31, 1988.*





Designation           Description                  Method of Filing
Exhibit 10-F    Description of Company           Filed as Exhibit 10-I to
                practices regarding club         the Registrant's Annual
                memberships for executives.**    Report on Form 10-K
                                                 for the year ended
                                                 December 31, 1981.*

Exhibit 10-G    Description of Company           Filed as Exhibit 10-J to
                practices regarding travel       the Registrant's Annual
                expenses of spouses of           Report on Form 10-K
                certain executives.**            for the year ended
                                                 December 31, 1980.*

Exhibit 10-H    Ford Motor Company Deferred      Filed as Exhibit 10-L to
                Compensation Plan for Non-       the Registrant's Annual
                Employee Directors, adopted      Report on Form 10-K
                January 13, 1983.**              for the year ended
                                                 December 31, 1982.*

Exhibit 10-H-1  Deferred Compensation Plan       Filed as Exhibit 10-H-1 to
                for Non-Employee Directors,      the Registrant's Annual
                as amended on July 11, 1991.**   Report on Form 10-K
                                                 for the year ended
                                                 December 31, 1991.*

Exhibit 10-I    Ford Motor Company Benefit       Filed as Exhibit 10-K to
                Equalization Plan, as amended    the Registrant's Annual
                through January 10, 1985.**      Report on Form 10-K
                                                 for the year ended
                                                 December 31, 1988.*

Exhibit 10-I-1  Description of Amendment to      Filed as Exhibit 10-K-1 to
                Ford Motor Company Benefit       the Registrant's Annual
                Equalization Plan adopted        Report on Form 10-K
                on November 10, 1988.**          for the year ended
                                                 December 31, 1988.*

Exhibit 10-J    Description of Financial         Filed as Exhibit 10-N to
                Counseling Services provided     the Registrant's Annual
                to certain executives.**         Report on Form 10-K for
                                                 for the year ended
                                                 December 31, 1983.*



Designation           Description                    Method of Filing
Exhibit 10-K    Agreement and Plan of Reor-      Filed as Exhibit 2 to
                ganization Among Ford Motor      the Registrant's Current
                Company and Ford Affiliate       Report on Form 8-K dated
                Company and National Inter-      December 16, 1985.*
                group, Inc. and NHC Corpor-
                ation and First Nationwide
                Financial Corporation dated
                as of August 2, 1985.

Exhibit 10-L    1986 Long-Term Incentive Plan    Filed as Exhibit 10-Q to
                of the Registrant.**             the Registrant's Annual
                                                 Report on Form 10-K
                                                 for the year ended
                                                 December 31, 1985.*

Exhibit 10-L-1  Amendment dated as of June 1,    Filed as Exhibit 10-N-1
                1990 to 1986 Long-Term Incen-    to the Registrant's
                tive Plan of the                 Annual Report on Form 10-K
                Registrant.**                    for the year ended
                                                 December 31, 1990.*

Exhibit 10-M    Supplemental Executive           Filed as Exhibit 10-R to
                Retirement Plan, as amended      the Registrant's Annual
                as of December 11, 1986.**       Report on Form 10-K
                                                 December 31, 1986.*

Exhibit 10-M-1  Description of Amendment to      Filed as Exhibit 10-O-1
                the Supplemental Executive       to the Registrant's
                Retirement Plan, adopted         Annual Report on Form 10-K
                July 13, 1989.**                 for the year ended
                                                 December 31, 1990.*

Exhibit 10-M-2  Description of Amendment to      Filed as Exhibit 10-M-2
                the Supplemental Executive       to the Registrant's
                Retirement Plan, adopted         Annual Report on Form 10-K
                October 10, 1991.**              for the year ended
                                                 December 31, 1991.*

Exhibit 10-M-3  Description of Amendment to      Filed as Exhibit 10-M-3
                the Supplemental Executive       to the Registrant's
                Retirement Plan, adopted         Annual Report on Form 10-K
                October 8, 1992.**               for the year ended
                                                 December 31, 1992.*



Designation          Description                       Method of Filing
Exhibit 10-M-4       Description of Amendment to      Filed with this Report.
                     the Supplemental Executive
                     Retirement Plan, adopted
                     October 1, 1993.**

Exhibit 10-N         Ford Motor Company Restricted    Filed as Exhibit 10-P to
                     Stock Plan for Non-Employee      the Registrant's Annual
                     Directors adopted by the Board   Report on Form 10-K
                     of Directors on November 10,     for the year ended
                     1988, and approved by the        December 31, 1988.*
                     stockholders at the 1989
                     Annual Meeting.**

Exhibit 10-O         1990 Long-Term Incentive Plan,   Filed as Exhibit 10-R to
                     amended as of June 1, 1990, of   the Registrant's Annual
                     the Registrant.**                Report on Form 10-K
                                                      for the year ended
                                                      December 31, 1990.*

Exhibit 10-O-1       Amendment to 1990 Long-Term      Filed as Exhibit 10-P-1
                     Incentive Plan, effective as     to the Registrant's Annual
                     of October 1, 1990.**            Report on Form 10-K
                                                      for the year ended
                                                      December 31, 1991.*

Exhibit 10-P         Description of Matching Gift     Filed as Exhibit 10-Q to
                     Program for Non-Employee         the Registrant's Annual
                     Directors.**                     Report on Form 10-K
                                                      for the year ended
                                                      December 31, 1991.*

Exhibit 10-Q         Description of Non-Employee      Filed as Exhibit 10-R to
                     Directors Life Insurance         the Registrant's Annual
                     and Optional Retirement          Report on Form 10-K for
                     Plan (amended as of              the year ended December
                     January 1, 1993).**              31, 1992.*

Exhibit 10-R         Description of Non-Employee      Filed as Exhibit 10-S to
                     Directors Accidental Death,      the Registrant's Annual
                     Dismemberment and Permanent      Report on Form 10-K for
                     Total Disablement                the year ended December
                     Indemnity.**                     31, 1992.*



Designation            Description                    Method of Filing
Exhibit 10-S    Agreement dated December 10,     Filed as Exhibit 10-T to
                1992 between William C. Ford     the Registrant's Annual
                and the Registrant.**            Report on Form 10-K for
                                                 the year ended December
                                                 31, 1992.*

Exhibit 10-T    Support Agreement dated as of    Filed with this Report.
                October 1, 1993 between the
                Registrant and Ford Credit
                Europe.

Exhibit 10-U    Description of Amendments to     Filed with this Report.
                Company Benefit Plans, including
                the Supplemental Executive
                Retirement Plan, Benefit
                Equalization Plan and Executive
                Separation Allowance Plan,
                adopted December 9, 1993.**

Exhibit 11      Computation of Primary and       Filed with this Report.
                Fully Diluted Earnings a
                Share.

Exhibit 12      Computation of Ratio of          Filed with this Report.
                Earnings to Combined Fixed
                Charges and Preferred Stock
                Dividends.

Exhibit 21      List of Subsidiaries of          Filed with this Report.
                the Registrant as of
                December 31, 1993.

Exhibit 23      Consent of Independent           Filed with this Report.
                Certified Public Accountants.

Exhibit 24      Powers of Attorney.              Filed with this Report.


* Incorporated by reference as an exhibit hereto
** Management contract or compensatory plan or arrangement
