Form 10-Q
period 1994-03-31
FORD MOTOR CO
filed 1994-05-13
CIK 37996

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q


(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1994  OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from                to


Commission file number 1-3950


                       Ford Motor Company
       (Exact name of registrant as specified in its charter)

   Incorporated in Delaware                 38-0549190
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)        Identification Number)


The American Road, Dearborn, Michigan                   48121
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code 313-322-3000


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   .  No       .


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1994, the Registrant had outstanding 465,366,362 shares of Common Stock and 35,426,038 shares of Class B Stock.







                              Page 1 of 19



          Exhibit index located on sequential page number 16
1Q-94

                              Ford Motor Company and Subsidiaries

                                          HIGHLIGHTS
                                          -----------
                                                              First Quarter
                                                        -------------------------
                                                          1994             1993
                                                        --------         --------

Worldwide factory sales of cars
 and trucks (in thousands)
- - - United States                                           1,084              922
- - - Outside United States                                     588              609
                                                          -----            -----
   Total                                                  1,672            1,531
                                                          =====            =====

Sales and revenues (in millions)
- - - Automotive                                            $26,070          $22,686
- - - Financial Services                                      4,332            4,077
                                                        -------          -------
   Total                                                $30,402          $26,763
                                                        =======          =======

Net income/(loss) (in millions)
- - - Automotive                                            $   955          $   176
- - - Financial Services                                        (51)*            396
                                                        -------          -------
   Total                                                $   904          $   572
                                                        =======          =======

Capital expenditures (in millions)
- - - Automotive                                            $ 1,641          $ 1,270
- - - Financial Services                                         59               19
                                                        -------          -------
   Total                                                $ 1,700          $ 1,289
                                                        =======          =======

Stockholders' equity at March 31
- - - Total (in millions)                                   $16,633          $15,258
- - - After-tax return on Common and
   Class B stockholders' equity                            26.3%            17.3%

Automotive cash, cash equivalents,
 and marketable securities at
 March 31 (in millions)                                 $11,573          $ 9,286

Automotive debt at March 31
 (in millions)                                          $ 7,919          $ 8,115

After-tax returns on sales
- - - Automotive                                                3.7%             0.8%
- - - Total Company                                             3.1%             2.2%

Shares of Common and Class B Stock
 (in millions)
- - - Average number outstanding                                500              490
- - - Number outstanding at March 31                            501              491

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income/(loss)
- - - Automotive                                            $  1.76          $  0.21
- - - Financial Services                                      (0.10)            0.81
                                                        -------          -------
   Total                                                $  1.66          $  1.02
                                                        =======          =======

Income assuming full dilution                           $  1.51          $  0.95

Cash dividends per share of Common
 and Class B Stock                                      $  0.40          $  0.40

- - - - - - -
*Includes a charge of $440 million related to the disposition of First Nationwide
Financial Corporation.

                                         Ford Motor Company and Subsidiaries

                                                VEHICLE FACTORY SALES
                                                ---------------------


                              For the Periods Ended March 31, 1994 and 1993


                                                              First Quarter
                                                        --------------------------
                                                           1994             1993
                                                        ---------        ---------
North America
Cars - U.S.                                               521,808          486,257
     - Canada                                              33,305           25,322
     - Mexico                                              11,655           19,643
                                                        ---------        ---------
  Total cars                                              566,768          531,222

Trucks - U.S.                                             562,503          436,204
       - Canada                                            30,044           24,458
       - Mexico                                             8,171           12,200
                                                        ---------        ---------
  Total trucks                                            600,718          472,862
                                                        ---------        ---------

  Total North America                                   1,167,486        1,004,084

Outside North America
Germany                                                   242,675          236,777
Britain                                                   108,696          118,036
Spain                                                      76,731           81,309
Taiwan                                                     29,322           36,824
Australia                                                  26,995           27,758
Japan                                                      12,152           17,886
Other countries                                             8,375            8,737
                                                        ---------        ---------

  Total outside North America                             504,946          527,327
                                                        ---------        ---------

  Total worldwide vehicle
   factory sales                                        1,672,432        1,531,411
                                                        =========        =========






Includes units manufactured by other companies and sold by Ford. Factory sales are shown by source of manufacture, except within North America. In North
America, U.S. sales include exports from Canada, Mexico, and Australia.
Canadian sales include exports from the U.S. and Mexico. Mexican sales include exports from the U.S. and Canada.

                     FORD MOTOR COMPANY AND SUBSIDIARIES

Part I.  Financial Information
- - ------------------------------



Item 1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K (the "10-K Report") for the year ended December 31, 1993. For purposes hereof, "Ford" or the "Company" means Ford Motor Company and its majority-owned subsidiaries unless the context requires otherwise.

                                  Ford Motor Company and Subsidiaries

                                   CONSOLIDATED STATEMENT OF INCOME
                                   ---------------------------------

                             For the Periods Ended March 31, 1994 and 1993
                                              (in millions)
                                                                                       First Quarter
                                                                                 -------------------------
                                                                                   1994             1993
                                                                                 --------         --------
                                                                                       (unaudited)
AUTOMOTIVE
Sales                                                                            $26,070          $22,686

Costs and expenses (Note 1)
Costs of sales                                                                    23,352           21,084
Selling, administrative, and other expenses                                        1,159            1,097
                                                                                 -------          -------
 Total costs and expenses                                                         24,511           22,181

Operating income                                                                   1,559              505

Interest income                                                                      128              131
Interest expense                                                                     176              234
                                                                                 -------          -------
 Net interest expense                                                                (48)            (103)
Equity in net income of affiliated companies                                          67                1
Net expense from transactions with Financial Services                                 (8)              (7)
                                                                                 -------          -------

Income before income taxes - Automotive                                            1,570              396

FINANCIAL SERVICES
Revenues                                                                           4,332            4,077

Costs and expenses
Interest expense                                                                   1,598            1,622
Operating and other expenses                                                         824              724
Provision for credit and insurance losses                                            344              394
Depreciation                                                                         903              674
Loss on disposition of First Nationwide Financial Corp. (Note 3)                     475                -
                                                                                 -------          -------
 Total costs and expenses                                                          4,144            3,414
Net revenue from transactions with Automotive                                          8                7
                                                                                 -------          -------

Income before income taxes - Financial Services                                      196              670
                                                                                 -------          -------

TOTAL COMPANY
Income before income taxes                                                         1,766            1,066

Provision for income taxes                                                           825              468
                                                                                 -------          -------

Income before minority interests                                                     941              598

Minority interests in net income of subsidiaries                                      37               26
                                                                                 -------          -------

Net income                                                                           904              572

Preferred stock dividend requirements                                                 72               72
                                                                                 -------          -------

Income attributable to Common and Class B Stock                                  $   832          $   500
                                                                                 =======          =======

Average number of shares of Common and Class B Stock outstanding                     500              490

AMOUNTS PER SHARE OF COMMON STOCK AND CLASS B STOCK
 AFTER PREFERRED STOCK DIVIDENDS

Income                                                                           $  1.66          $  1.02
                                                                                 =======          =======

Income assuming full dilution                                                    $  1.51          $  0.95

Cash dividends                                                                   $  0.40          $  0.40
- - - - - - -
The accompanying notes are part of the financial statements.

                                         Ford Motor Company and Subsidiaries

                                             CONSOLIDATED BALANCE SHEET
                                             ---------------------------
                                                     (in millions)
                                                                           March 31,      December 31,
                                                                             1994             1993
                                                                         ------------     ------------
                                                                         (unaudited)
ASSETS
Automotive
Cash and cash equivalents                                                $  5,646         $  5,667
Marketable securities                                                       5,927            4,085
                                                                         --------         --------
   Total cash, cash equivalents, and marketable securities                 11,573            9,752

Receivables                                                                 2,386            2,302
Inventories (Note 2)                                                        5,976            5,538
Deferred income taxes                                                       2,923            2,830
Other current assets                                                        1,235            1,226
Net current receivable from Financial Services                              1,039              834
                                                                         --------         --------
   Total current assets                                                    25,132           22,482

Equity in net assets of affiliated companies                                3,089            3,002
Net property                                                               23,692           23,059
Deferred income taxes                                                       5,120            5,427
Other assets                                                                7,683            7,691
Net noncurrent receivable from Financial Services                              78               76
                                                                         --------         --------
   Total Automotive assets                                                 64,794           61,737

Financial Services (Note 3)
Cash and cash equivalents                                                   1,617            2,555
Investments in securities                                                   5,369            8,219
Net receivables and lease investments                                     118,493          119,535
Other assets                                                                8,160            6,892
                                                                         --------         --------
   Total Financial Services assets                                        133,639          137,201
                                                                         --------         --------

   Total assets                                                          $198,433         $198,938
                                                                         ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                           $  9,953         $  8,769
Other payables                                                              2,000            1,976
Accrued liabilities                                                        10,894           10,815
Income taxes payable                                                          510              160
Debt payable within one year                                                  835              932
                                                                         --------         --------
   Total current liabilities                                               24,192           22,652

Long-term debt                                                              7,084            7,084
Other liabilities                                                          26,372           25,911
Deferred income taxes                                                         974            1,089
                                                                         --------         --------
   Total Automotive liabilities                                            58,622           56,736

Financial Services (Note 3)
Payables                                                                    2,153            1,881
Debt                                                                      109,296          103,960
Deposit accounts                                                                0           10,549
Deferred income taxes                                                       2,599            2,287
Other liabilities and deferred income                                       6,451            5,583
Net payable to Automotive                                                   1,117              910
                                                                         --------         --------
   Total Financial Services liabilities                                   121,616          125,170

Preferred stockholders' equity in subsidiary companies                      1,562            1,458

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate
  liquidation preference of $3.4 billion)                                       *                *
 Common Stock, par value $1.00 per share
  (466 and 464 million shares issued)                                         466              464
 Class B Stock, par value $1.00 per share
  (35 million shares issued)                                                   35               35
Capital in excess of par value of stock                                     5,165            5,082
Foreign currency translation adjustments and other                           (331)            (678)
Minimum pension liability adjustment                                         (406)            (400)
Earnings retained for use in business                                      11,704           11,071
                                                                         --------         --------
   Total stockholders' equity                                              16,633           15,574
                                                                         --------         --------

   Total liabilities and stockholders' equity                            $198,433         $198,938
                                                                         ========         ========

- - - - - - -
*Less than $1 million
The accompanying notes are part of the financial statements.

                                   Ford Motor Company and Subsidiaries

                             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             ----------------------------------------------
                              For the Periods Ended March 31, 1994 and 1993
                                                   (in millions)
                                                                             First Quarter 1994       First Quarter 1993
                                                                           ----------------------   ----------------------
                                                                                       Financial                Financial
                                                                           Automotive  Services     Automotive  Services
                                                                           ----------  ---------    ----------  ---------
                                                                                (unaudited)              (unaudited)
Cash and cash equivalents at January 1                                     $  5,667    $  2,555     $  3,504    $  3,182

Cash flows from operating activities before securities trading                3,814       2,228        3,062       1,602
Net (purchases)/sales of trading securities (Note 4)                         (1,924)         39            -           -
                                                                           --------    --------     --------    --------
   Net cash flows from operating activities                                   1,890       2,267        3,062       1,602

Cash flows from investing activities
 Capital expenditures                                                        (1,641)        (59)      (1,270)        (19)
 Acquisitions of receivables and lease investments                                -     (47,560)           -     (37,874)
 Collections of receivables and lease investments                                 -      39,806            -      32,744
 Purchases of securities (Note 4)                                              (112)     (3,607)     (21,233)     (4,270)
 Sales of securities (Note 4)                                                   198       3,594       22,285       3,332
 Proceeds from sales of receivables                                               -         390            -       1,947
 Loans originated net of principal payments                                       -        (204)           -        (174)
 Other                                                                          162        (252)         (45)        348
                                                                           --------    --------     --------    --------
   Net cash used in investing activities                                     (1,393)     (7,892)        (263)     (3,966)

Cash flows from financing activities
 Cash dividends                                                                (272)          -         (276)          -
 Issuance of Common Stock                                                        84           -           69           -
 Changes in short-term debt                                                     (52)      2,373         (117)       (575)
 Proceeds from issuance of other debt                                             0       6,051           65       5,977
 Principal payments on other debt                                                 0      (3,826)         (57)     (2,738)
 Changes in customers' deposits, excluding
  interest credited                                                               -        (422)           -        (979)
 Receipts from annuity contracts                                                  -         185            -         221
 Issuance of subsidiary company preferred stock                                   -           0            -         173
 Other                                                                           25          31           21          11
                                                                           --------    --------     --------    --------
   Net cash (used in)/provided by financing
    activities                                                                 (215)      4,392         (295)      2,090

Effect of exchange rate changes on cash                                         (96)         88          (42)         62
Net transactions with Automotive/
 Financial Services                                                            (207)        207       (1,158)      1,158
                                                                           --------    --------     --------    --------

   Net (decrease)/increase in cash and cash
    equivalents                                                                 (21)       (938)       1,304         946
                                                                           --------    --------     --------    --------

Cash and cash equivalents at March 31                                      $  5,646*   $  1,617     $  4,808*   $  4,128
                                                                           ========    ========     ========    ========
   Total cash and cash equivalents                                                $7,263                   $8,936
                                                                                  ======                   ======

- - - - - - -
*Automotive cash, cash equivalents, and marketable securities at March 31 were as follows (in millions):  1994 - $11,573; 1993 - $9,286

The accompanying notes are part of the financial statements.

                                      Ford Motor Company and Subsidiaries

                                        NOTES TO FINANCIAL STATEMENTS
                                        -----------------------------
                                                 (unaudited)


1.  Selected Automotive costs and expenses are summarized as follows (in millions):
    --------------------------------------
                                                                              First Quarter
                                                                         -----------------------
                                                                          1994             1993
                                                                         ------           ------
Depreciation                                                             $  581           $  610
Amortization                                                                542              534

2.Inventories are summarized as follows (in millions):
  -----------
                                                                         March 31,        December 31,
                                                                           1994               1993
                                                                         ---------        ------------
Raw materials, work in process and supplies                               $3,082             $2,937
Finished products                                                          2,894              2,601
                                                                          ------             ------
  Inventories - Automotive                                                $5,976             $5,538
                                                                          ======             ======
  Inventories - U.S. Automotive                                           $2,782             $2,575



3.  Sale of First Nationwide Bank
    -----------------------------
          On April 14, 1994, an agreement was entered into between First Nationwide Bank, a Federal Savings Bank (the "Bank") and First Madison Bank, FSB ("First Madison") for the sale of substantially all of the Bank's assets to, and the assumption of substantially all of the Bank's liabilities by, First Madison. The Bank is a wholly-owned subsidiary of First Nationwide Financial Corporation ("FNFC"), which in turn is a wholly-owned sub-sidiary of Ford.
          The transaction, which is subject to federal regulatory approvals, is expected to be completed in about six months.

          The company recognized in First Quarter 1994 earnings a pre-tax charge of $475 million and an after-tax charge of $440 million related to the disposition of FNFC, reflecting the non-recovery of goodwill and reserves for estimated losses on assets to be retained or repurchased by FNFC. These assets will be liquidated over time as market conditions permit. The tax effect of this transaction takes into account differences between the book and tax basis of certain assets for which deferred taxes were not required to be provided under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The company's income statement includes the results of operations of FNFC through March 31, 1994. The net assets of FNFC at March 31, 1994 are included in the balance sheet under Financial Services - Other Assets. Historically, FNFC (including the Bank) has not had a significant effect on Ford's operating results.


4.  Consolidated Statement of Cash Flows
    ------------------------------------
          Effective January 1, 1994, the company adopted SFAS No. 115, "Accounting for Certain investments in Debt and Equity Securities". Accordingly, the purchases and sales of trading securities are included in cash flows from operating activities. Financial statements for the prior period were not restated.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Ford Motor Company


We have reviewed the consolidated balance sheet of Ford Motor
Company and Subsidiaries at March 31, 1994 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in Form 10-Q for the quarter ended March 31, 1994.
These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1993 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 1, 1994, we expressed an unqualified opinion on those consolidated financial statements.


COOPERS & LYBRAND

Detroit, Michigan
April 27, 1994

Item 2.
Management's Discussion and Analysis of Financial Condition and
Results of Operations

Overview
- - --------
Ford Motor Company earned $904 million, or $1.66 per share of Common and Class B Stock, in the first quarter of 1994. Results included a charge to net income of $440 million related to the sale of First Nationwide Bank to First Madison Bank (discussed below). In the first quarter of 1993, the Company earned $572 million, or $1.02 per share. Worldwide sales and revenues in the first quarter of 1994 were $30.4 billion, up $3.6 billion from the first quarter of 1993. Worldwide factory unit sales of cars and trucks were 1,672,000, up 141,000 units, or 9%, from a year ago. Stockholders' equity was $16.6 billion at the end of the first quarter of 1994.

Sale of First Nationwide Bank
- - -----------------------------
On April 14, 1994, an agreement was entered into between First Nationwide Bank, a Federal Savings Bank (the "Bank") and First
Madison Bank, FSB ("First Madison") for the sale of substantially all of the Bank's assets to, and the assumption of substantially all of the Bank's liabilities by, First Madison. The Bank is a wholly-owned subsidiary of First Nationwide Financial Corporation ("FNFC"), which in turn is a wholly-owned subsidiary of Ford. The transaction, which is subject to federal regulatory approvals, is expected to be completed in about six months.

The stated sale price for the Bank is $1.1 billion, slightly higher than tangible net book value at December 31, 1993. The final settlement, depending on the actual closing date, is expected to consist of about
$750 million of cash and retention of about $350 million of assets and tax benefits that are not included in the sale. In total, Ford will retain, through FNFC, approximately $1.2 billion of commercial real estate and other assets as of the closing date. These retained assets generally are of lower quality than those included in the sale. In addition, for the three-year period ending in November 1996, First Madison has the option of requiring FNFC to repurchase up to $500 million of the loans included in the sale that become nonperforming. This repurchase obligation will be guaranteed by Ford.

The sale resulted in an after-tax charge of $440 million against Ford's earnings in the first quarter of 1994, reflecting the non-recovery of goodwill and reserves for estimated losses on the assets to be retained or repurchased by FNFC. These assets will be liquidated over time as market conditions permit. Historically, FNFC (including the Bank) has not had a significant effect on Ford's operating results.


RESULTS OF OPERATIONS:  FIRST QUARTER 1994 COMPARED
WITH FIRST QUARTER 1993

Automotive Operations
- - ---------------------
Ford's worldwide Automotive operations earned $955 million in the first quarter of 1994 on sales of $26.1 billion, compared with $176 million on sales of $22.7 billion a year ago.

In the U.S., Ford's Automotive operations earned $835 million, compared with $113 million a year ago. The increase reflected primarily higher unit volume resulting from higher industry sales.

In the first quarter of 1994, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.8 million units (9.3 million cars and 6.5 million trucks), compared with 13.4 million (8.1 million cars and 5.3 million trucks) in the first quarter of 1993. Ford's car share was 21.6% in the first quarter of 1994, down 1.9 points from the first quarter of 1993. The decline from a year ago reflected lower shares for Tempo and Topaz. Ford's truck share was 29.4% in the first quarter of 1994, up 3/10 of a point from the first quarter of 1993. Higher shares for F-Series, Villager and Aerostar contributed to the improvement. The combined car and truck share in the first quarter of 1994 was 24.8%, down 9/10 of a point from a year ago.

Outside the U.S., Automotive operations earned $120 million in the first quarter of 1994, compared with $63 million a year ago. Ford's
European Automotive operations (excluding Jaguar) earned
$108 million in the first quarter of 1994, compared with $19 million in the first quarter of 1993. The increase from a year ago reflected primarily improved margins.

In the first quarter of 1994, the seasonally-adjusted annual selling rate for the European car and truck industry was 13.2 million units, compared with 12.6 million in the first quarter of 1993. The increase from a year ago reflected primarily higher industry sales in Britain (up 17%). Ford's car share was 12.0% in the first quarter of 1994, up 1/10 of a point from the first quarter of 1993. Ford's truck share was 14.4% in the first quarter of 1994, down 8/10 of a point from the first quarter of 1993.

Financial Services Operations
- - -----------------------------
The Company's Financial Services operations lost $51 million in the first quarter of 1994, including the charge to net income of $440 million related to the sale of First Nationwide Bank (discussed above). In the first quarter of 1993, Financial Services operations earned $396 million.

Ford Credit's consolidated net income was $299 million in the first quarter of 1994, down $16 million from the first quarter of 1993, and included income from its financing operations and its equity in the net income of affiliated companies, primarily Ford Holdings. Ford Credit's financing operations earned $245 million in the first quarter of 1994, down $21 million from a year ago. Results declined as a result of lower net interest margins and the non-recurrence of a gain on the sale of receivables, offset partially by higher levels of earning assets and favorable credit loss performance. In addition, international operations managed by Ford Credit earned $63 million in the first quarter of 1994, compared with $47 million a year ago.

The Associates earned $128 million in the U.S. in the first quarter of 1994, up $17 million from the first quarter of 1993. The improvement resulted primarily from higher levels of earning assets and improved net interest margins. In addition, international operations managed by The Associates earned $18 million in the first quarter of 1994, compared with $10 million a year ago.

First Nationwide incurred a loss of $484 million in the first quarter of 1994, compared with a loss of $17 million in the first quarter of 1993. The decline reflected primarily the charge to net income of $440 million related to the sale of First Nationwide Bank.

American Road earned $17 million in the first quarter of 1994, compared with $24 million in the first quarter of 1993. The decrease resulted primarily from lower investment income, partially offset by improved underwriting experience in extended service plan, floorplan and dealer plan products. USL Capital earned $21 million in the first quarter of 1994, compared with $17 million a year ago. The improvement resulted primarily from higher earning assets and continued operating cost reductions.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations
- - ---------------------
Cash and marketable securities of the Company's Automotive operations were $11.6 billion at March 31, 1994, up $1.8 billion from December 31, 1993. The Company paid $272 million in cash dividends on its Common Stock, Class B Stock, and Preferred Stock during the first three months of 1994.

Automotive capital expenditures were $1.6 billion in the first three months of 1994, compared with $1.3 billion for the same period a year ago.

At March 31, 1994, Automotive debt totaled $7.9 billion, which was
32% of total capitalization (stockholders' equity and Automotive debt), compared with $8 billion or 34% of total capitalization at year-end
1993. The decrease in total debt is primarily the result of lower levels of short-term borrowings.

At March 31, 1994, Ford had long-term contractually committed credit agreements in the U.S. under which $4.8 billion is available from various banks at least through June 30, 1998. The entire $4.8 billion may be used, at Ford's option, by either Ford or Ford Credit. As of March 31, 1994, these facilities were unused.

Outside the U.S., Ford has additional long-term contractually committed credit-line facilities of approximately $2.4 billion. These facilities are available in varying amounts from 1994 through 1998; less than 1% had been utilized at March 31, 1994.

Financial Services Operations
- - -----------------------------
During the first quarter of 1994, Financial Services' cash and investments in securities decreased by $3.8 billion, primarily reflecting the reclassification of the net assets of FNFC to "other assets" as a result of the pending sale of First Nationwide Bank. Total debt in the first quarter of 1994 increased by $5.3 billion, primarily to fund higher receivables levels at Ford Credit.

At March 31, 1994, Financial Services had approximately $26.7 billion of support facilities (including $4.8 billion of Ford bank lines that may be used by Ford Credit at Ford's option) available for use in the U.S., all of which were contractually committed; less than 2% of these facilities were in use at that date. At March 31, 1994, an additional $17 billion of support facilities were available outside the U.S., 48% of which were contractually committed; approximately $6.4 billion of these support facilities were in use at March 31, 1994.


OTHER FINANCIAL INFORMATION

Coopers & Lybrand, Ford's independent public accountants, performed a limited review of the financial data presented on pages 5 through 8 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, Coopers & Lybrand did not express an opinion on the aforementioned data. The financial data include any material adjustments or disclosures proposed by Coopers & Lybrand as a result of their review.

Part II.  Other Information
- - ---------------------------

Item 1.  Legal Proceedings
- - --------------------------
Product Matters
- - -----------------------
With respect to the three private purported class action lawsuits involving the alleged tendency of vehicles to slip from park to reverse, referred to in the second paragraph on page 27 of the 10-K Report, the first such suit, filed in the Superior Court for the District of Columbia, recently was dismissed at the plaintiff's request and the court is reviewing the Company's petition for reimbursement of attorney fees. The second such suit, filed in the Court of Common
Pleas in Philadelphia, Pennsylvania, had been stayed pending the entry of a final order in the first suit. A motion by the Company to lift the stay is now pending before the court.

With respect to the lawsuits for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years, referred to in the third paragraph on page 27 of the 10-K Report, the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $1 billion at April 1, 1994.

With respect to the lawsuits for damages involving the alleged propensity of Bronco II utility vehicles to roll over, referred to in the fourth paragraph on page 27 of the 10-K Report, the damages specified in these actions, including both actual and punitive damages, aggregated approximately $794 million at April 1, 1994.

With respect to the lawsuits for damages involving asbestos, referred to in the sixth paragraph on page 27 of the 10-K Report, the damages specified by plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $165 million at April 1, 1994.

Environmental Matters
- - ---------------------
With respect to the notices from two government environmental enforcement agencies, each potentially involving monetary sanctions exceeding $100,000, referred to in the first full paragraph on page 28
of the 10-K Report, Ford has settled the matters.   In a separate matter
potentially involving monetary sanctions exceeding $100,000, Ford has received a notice that a government environmental enforcement agency believes a Ford facility may violate or have violated limits established by regulations or permits for emissions or discharges.

Other Matters
- - -------------
With respect to the private purported class action lawsuit relating to allegations of paint peeling on unspecified vehicles, referred to in the first paragraph on page 29 of the 10-K Report, in February 1994, plaintiffs amended their petition to cover a purported class of persons who purchased certain new or used Ford vehicles in Texas and who allegedly experienced paint delamination as a result of Ford's use of a high build electrocoat paint primer process.


Item 5.  Other Information
- - --------------------------
Governmental Standards
- - ----------------------

Mobile Source Emissions Control -- With respect to the European motor vehicle emissions standards discussed in the first paragraph on page 21 of the 10-K Report, the European Parliament adopted
Directive 94/12/EC which applies more stringent motor vehicle emission standards to vehicle homologations beginning
January 1, 1996 and to new vehicle registrations beginning
January 1, 1997. These standards are of generally equivalent numerical stringency to those which began to apply in the U.S. for the 1994 model year. The Directive also provides for the European
Commission to propose by the end of 1994 supplementary reductions in motor vehicle emissions that would take effect beginning
January 1, 2000. These supplementary reductions would be a function of technical progress achieved between now and 2000.

Motor Vehicle Fuel Economy -- With respect to the light truck CAFE standards discussed in the third full paragraph on page 22 of the 10-K Report, the Safety Administration has set the light truck CAFE standard at 20.7 mpg for both model years 1996 and 1997.


                           Supplemental Schedule



                            Ford Motor Company


               CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
               ---------------------------------------------
                               (in millions)



                                                        March 31,            December 31,
Ford Capital B.V.                                          1994                  1993
- - -----------------                                       ----------           ------------
                                                                  (unaudited)
Current assets                                            $1,015                $  919
Noncurrent assets                                          5,202                 5,205
                                                          ------                ------
  Total assets                                            $6,217                $6,124
                                                          ======                ======

Current liabilities                                       $  487                $  434
Noncurrent liabilities                                     5,240                 5,245
Minority's interest in net
 assets of subsidiaries                                       11                     7
Stockholder's equity                                         479                   438
                                                          ------                ------
   Total liabilities and
    stockholder's equity                                  $6,217                $6,124
                                                          ======                ======

                                                        First Quarter        First Quarter
                                                            1994                 1993
                                                        -------------        ------------
                                                                   (unaudited)
Sales and other revenue                                 $563                 $529
Operating income/(loss)                                   47                   (3)
Income before income taxes                                45                    0
Net income/(loss)                                         39                   (2)


Ford Capital B.V., a wholly-owned subsidiary of Ford Motor Company, was established on February 2, 1990 primarily for the purpose of raising funds through the issuance of commercial paper and debt securities. It also holds Ford Motor Company's ownership interest in Ford Nederland B.V.
(Netherlands), Ford Motor Company (Belgium) N.V., Ford Motor Company A/S
(Denmark), Ford Motor Norge A/S (Norway), and Ford Poland. Substantially all of the assets of Ford Capital B.V., other than its ownership interest in subsidiaries, represent receivables from Ford Motor Company or its consolidated subsidiaries.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits
     Please refer to the Exhibit Index on page 16.

(b)  Reports on Form 8-K

     The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 1994:

     Current Report on Form 8-K dated February 9, 1994 included information relating to Ford's 1993 financial results.

     Current Report on Form 8-K dated February 10, 1994 included the consolidated financial statements of Ford and its subsidiaries for the year ended December 31, 1993.






                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           FORD MOTOR COMPANY
                                             (Registrant)



Date:   May 13, 1994       By: /s/ M. L. Reichenstein
                               ------------------------------
                               M. L. Reichenstein
                               Vice President - Controller,
                               Ford Automotive Operations
                               (principal accounting officer)






                               EXHIBIT INDEX


                                                                              Sequential
                                                                              Page Number
Designation                              Description                         at Which Found
- - -----------                 ----------------------------------------         --------------

Exhibit 11                  Ford Motor Company and Subsidiaries                17
                            Computation of Primary and Fully Diluted
                            Earnings Per Share in Accordance with
                            Opinion 15 of the Accounting Principles
                            Board

Exhibit 12                  Ford Motor Company and Subsidiaries                18
                            Calculation of Ratio of Earnings to
                            Combined Fixed Charges and Preferred Stock
                            Dividends

Exhibit 15                  Letter of Coopers & Lybrand, Independent           19
                            Public Accountants, dated May 13, 1994
                            relating to Financial Information
