Form 10-Q
period 1994-06-30
FORD MOTOR CO
filed 1994-07-29
CIK 37996

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                 FORM 10-Q




(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  June 30, 1994     OR
                                    ------------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                to
                                    ---------------   ---------------


                  Commission file number    1-3950
                                        --------------
                        Ford Motor Company
                        ------------------
      (Exact name of registrant as specified in its charter)

   Incorporated in Delaware                   38-0549190
- ---------------------------------        -------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification Number)


The American Road, Dearborn, Michigan                   48121
- -----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code 313-322-3000
                                                  --------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   .  No       .
                                       ------      ------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1994, the Registrant had outstanding 938,141,210 shares of Common Stock and 70,852,076 shares of Class B Stock.


                          Page 1 of 23
           Exhibit index located on sequential page number 18

                    Ford Motor Company and Subsidiaries

                               HIGHLIGHTS
                               ----------

                                                        Second Quarter                      First Half
                                                  -------------------------        ---------------------------
                                                     1994             1993             1994             1993
                                                  --------         --------        ---------          -------
Worldwide factory sales of cars
 and trucks (in thousands)
- - United States                                      1,125            1,102            2,209            2,024
- - Outside United States                                686              573            1,274            1,182
                                                   -------          -------          -------          -------
   Total                                             1,811            1,675            3,483            3,206
                                                   =======          =======          =======          =======

Sales and revenues (in millions)
- - Automotive                                       $28,375          $25,264          $54,445          $47,950
- - Financial Services                                 5,397            4,155            9,729            8,232
                                                   -------          -------          -------          -------
   Total                                           $33,772          $29,419          $64,174          $56,182
                                                   =======          =======          =======          =======

Net income (in millions)
- - Automotive                                       $ 1,183          $   395          $ 2,138          $   571
- - Financial Services                                   528              380              477*             776
                                                   -------          -------          -------          -------
   Total                                           $ 1,711          $   775          $ 2,615          $ 1,347
                                                   =======          =======          =======          =======

Capital expenditures (in millions)
- - Automotive                                       $ 1,839          $ 1,634          $ 3,480          $ 2,904
- - Financial Services                                    62               23              121               42
                                                   -------          -------          -------          -------
   Total                                           $ 1,901          $ 1,657          $ 3,601          $ 2,946
                                                   =======          =======          =======          =======

Stockholders' equity at June 30
- - Total (in millions)                              $18,422          $15,683          $18,422          $15,683
- - After-tax return on Common and
   Class B stockholders' equity                       46.6%            23.4%            37.0%            20.4%

Automotive cash, cash equivalents,
 and marketable securities at
 June 30 (in millions)                             $13,665          $ 9,319          $13,665          $ 9,319

Automotive debt at June 30
 (in millions)                                     $ 7,263          $ 7,880          $ 7,263          $ 7,880

Automotive after-tax return on sales                   4.2%             1.7%             4.0%             1.3%

Shares of Common and Class B Stock
 (in millions)
- - Average number outstanding                         1,005              982            1,002              982
- - Number outstanding at June 30                      1,009              984            1,009              984

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income
- - Automotive                                       $  1.10          $  0.33          $  1.99          $  0.44
- - Financial Services                                  0.53             0.39             0.48             0.79
                                                   -------          -------          -------          -------
   Total                                           $  1.63          $  0.72          $  2.47          $  1.23
                                                   =======          =======          =======          =======

Income assuming full dilution                      $  1.44          $  0.65          $  2.20          $  1.13

Cash dividends per share of Common
 and Class B Stock                                 $ 0.225          $  0.20          $ 0.425          $  0.40

- - - - - -
*Includes a loss of $440 million related to the disposition of First Nationwide Financial Corporation.

Share data have been restated to reflect the 2-for-1 stock split that became effective June 6, 1994.

                       Ford Motor Company and Subsidiaries

                             VEHICLE FACTORY SALES
                             ---------------------
                  For the Periods Ended June 30, 1994 and 1993




                                                         Second Quarter                     First Half
                                                    -------------------------        --------------------------
                                                      1994             1993             1994            1993
                                                   ---------        ---------        --------        ----------
North America
Cars - U.S.                                          538,823          566,164        1,060,631        1,052,421
     - Canada                                         37,625           45,124           70,930           70,446
     - Mexico                                         13,750           11,211           25,405           30,854
                                                   ---------         --------        ---------        ---------
  Total cars                                         590,198          622,499        1,156,966        1,153,721

Trucks - U.S.                                        586,182          535,239        1,148,685          971,443
       - Canada                                       48,058           34,421           78,102           58,879
       - Mexico                                       11,315            8,365           19,486           20,565
                                                   ---------        ---------        ---------        ---------
  Total trucks                                       645,555          578,025        1,246,273        1,050,887
                                                   ---------        ---------        ---------        ---------

  Total North America                              1,235,753        1,200,524        2,403,239        2,204,608

Outside North America
Germany                                              279,341          219,185          522,016          455,962
Britain                                              130,958          117,405          239,654          235,441
Spain                                                 86,971           57,000          163,702          138,309
Australia                                             33,606           31,402           60,601           59,160
Taiwan                                                22,100           31,518           51,422           68,342
Japan                                                 10,686           11,284           22,838           29,170
Other countries                                       11,535            7,411           19,910           16,148
                                                   ---------        ---------        ---------        ---------

  Total outside North America                        575,197          475,205        1,080,143        1,002,532
                                                   ---------        ---------        ---------        ---------

  Total worldwide vehicle
   factory sales                                   1,810,950        1,675,729        3,483,382        3,207,140
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

                         Part I.  Financial Information
                         -----------------------------

Item 1.  Financial Statements
- -----------------------------

                      Ford Motor Company and Subsidiaries

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

                 For the Periods Ended June 30, 1994 and 1993
                                  (in millions)


                                                        Second Quarter                      First Half
                                                   -----------------------          ------------------------
                                                     1994            1993              1994             1993
                                                   --------         -------         --------         --------
                                                          (unaudited)                       (unaudited)
AUTOMOTIVE
Sales                                              $28,375          $25,264          $54,445          $47,950

Costs and expenses (Note 2)
Costs of sales                                      24,997           23,179           48,349           44,263
Selling, administrative, and
 other expenses                                      1,412            1,298            2,571            2,395
                                                  --------          -------          -------         --------
  Total costs and expenses                          26,409           24,477           50,920           46,658

Operating income                                     1,966              787            3,525            1,292

Interest income                                        163              155              291              286
Interest expense                                       163              202              339              436
                                                  --------          -------          -------          -------
  Net interest expense                                   0              (47)             (48)            (150)
Equity in net income of
 affiliated companies                                   42               10              109               11
Net expense from transactions with
 Financial Services                                     11               10               19               17
                                                  --------          -------          -------          -------

Income before income taxes - Automotive              1,997              740            3,567            1,136

FINANCIAL SERVICES
Revenues                                             5,397            4,155            9,729            8,232

Costs and expenses
Interest expense                                     1,668            1,611            3,266            3,233
Operating and other expenses                         1,223              811            2,047            1,535
Provision for credit and insurance losses              409              383              753              777
Depreciation                                         1,197              706            2,100            1,380
Loss on disposition of First Nationwide
 Financial Corp. (Note 4)                                -                -              475                -
                                                   -------          -------         -------         -------
  Total costs and expenses                           4,497            3,511            8,641            6,925
Net revenue from transactions
 with Automotive                                        11               10               19               17
                                                   -------          -------         -------         -------

Income before income taxes
 - Financial Services                                  911              654            1,107            1,324
                                                   -------          -------         -------         ---------


TOTAL COMPANY
Income before income taxes                           2,908            1,394            4,674            2,460

Provision for income taxes                           1,161              570            1,986            1,038
                                                   -------          -------          -------        ---------

Income before minority interests                     1,747              824            2,688            1,422

Minority interests in net
 income of subsidiaries                                 36               49               73               75
                                                   -------          -------          -------        ---------

Net income                                           1,711              775            2,615            1,347

Preferred stock dividend requirements                   72               72              144              144
                                                   -------          -------          -------         --------

Income attributable to Common
 and Class B Stock                                 $ 1,639          $   703          $ 2,471          $ 1,203
                                                   =======          =======         =======         =======

Average number of shares of Common
 and Class B Stock outstanding (Note 5)              1,005              982            1,002              982

AMOUNTS PER SHARE OF COMMON
 STOCK AND CLASS B STOCK AFTER
 PREFERRED STOCK DIVIDENDS

Income                                             $  1.63          $  0.72          $  2.47          $  1.23
                                                   =======          =======         =======         =======

Income assuming full dilution                      $  1.44          $  0.65          $  2.20          $  1.13

Cash dividends                                     $ 0.225          $  0.20          $ 0.425          $  0.40

- - - - - -
The accompanying notes are part of the financial statements.

Share data have been restated to reflect the 2-for-1 stock split that became effective June 6, 1994.

                         Ford Motor Company and Subsidiaries

                            CONSOLIDATED BALANCE SHEET
                            ---------------------------
                                  (in millions)

                                                                                   June 30,           December 31,
                                                                                     1994                 1993
                                                                                  ----------          ------------

ASSETS                                                                            (unaudited)
Automotive
Cash and cash equivalents                                                          $  8,414             $  5,667
Marketable securities                                                                 5,251                4,085
                                                                                   --------             --------
   Total cash, cash equivalents, and marketable securities                           13,665                9,752

Receivables                                                                           2,373                2,302
Inventories (Note 3)                                                                  5,704                5,538
Deferred income taxes                                                                 2,880                2,830
Other current assets                                                                  1,604                1,226
Net current receivable from Financial Services                                        1,247                  834
                                                                                   --------             --------
   Total current assets                                                              27,473               22,482

Equity in net assets of affiliated companies                                          3,058                3,002
Net property                                                                         24,678               23,059
Deferred income taxes                                                                 4,988                5,427
Other assets                                                                          7,772                7,691
Net noncurrent receivable from Financial Services                                        79                   76
                                                                                   --------             --------
   Total Automotive assets                                                           68,048               61,737

Financial Services (Note 4)
Cash and cash equivalents                                                             2,442                2,555
Investments in securities                                                             5,763                8,219
Net receivables and lease investments                                               120,897              119,535
Other assets                                                                         12,929                6,892
                                                                                   --------             --------
   Total Financial Services assets                                                  142,031              137,201
                                                                                   --------             --------

   Total assets                                                                    $210,079             $198,938
                                                                                   ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                     $ 10,373             $  8,769
Other payables                                                                        2,503                1,976
Accrued liabilities                                                                  11,787               10,815
Income taxes payable                                                                    662                  160
Debt payable within one year                                                            156                  932
                                                                                   --------             --------
   Total current liabilities                                                         25,481               22,652

Long-term debt                                                                        7,107                7,084
Other liabilities                                                                    27,065               25,911
Deferred income taxes                                                                 1,051                1,089
                                                                                   --------             --------
   Total Automotive liabilities                                                      60,704               56,736

Financial Services (Note 4)
Payables                                                                              2,259                1,881
Debt                                                                                116,312              103,960
Deposit accounts                                                                          0               10,549
Deferred income taxes                                                                 2,710                2,287
Other liabilities and deferred income                                                 6,880                5,583
Net payable to Automotive                                                             1,326                  910
                                                                                   --------             --------
   Total Financial Services liabilities                                             129,487              125,170
Preferred stockholders' equity in subsidiary companies                                1,466                1,458

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate
  liquidation preference of $3.4 billion)                                                 *                    *
 Common Stock, par value $1.00 per share (938 and 464 million shares issued)            938                  464
 Class B Stock, par value $1.00 per share (71 and 35 million shares issued)              71                   35
Capital in excess of par value of stock                                               4,867                5,082
Foreign currency translation adjustments and other                                     (115)                (678)
Minimum pension liability adjustment                                                   (456)                (400)
Earnings retained for use in business                                                13,117               11,071
                                                                                   --------             --------
   Total stockholders' equity                                                        18,422               15,574
                                                                                   --------             --------

   Total liabilities and stockholders' equity                                      $210,079             $198,938
                                                                                   ========             ========

- - - - - -
*Less than $1 million
The accompanying notes are part of the financial statements.

                      Ford Motor Company and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                  For the Periods Ended June 30, 1994 and 1993
                                 (in millions)

                                                                         First Half 1994          First Half 1993
                                                                      ---------------------    ---------------------
                                                                                  Financial                Financial
                                                                      Automotive   Services    Automotive   Services
                                                                      ----------  ---------    ----------  ---------
                                                                           (unaudited)              (unaudited)

Cash and cash equivalents at January 1                                $  5,667     $  2,555    $  3,504     $  3,182

Cash flows from operating activities before securities trading           8,134        4,532       5,212        3,795
Net (purchases)/sales of trading securities (Note 6)                    (1,279)         180           -            -
                                                                      --------     --------    --------     --------
   Net cash flows from operating activities                              6,855        4,712       5,212        3,795

Cash flows from investing activities
 Capital expenditures                                                   (3,480)        (121)     (2,904)         (42)
 Acquisitions of other companies                                             0            0           0          (86)
 Acquisitions of receivables and lease investments                           -      (98,778)          -      (81,062)
 Collections of receivables and lease investments                            -       82,687           -       69,048
 Acquisitions of daily rental vehicles, net of disposals                     -       (1,134)          -            0
 Purchases of securities (Note 6)                                         (113)      (6,395)    (39,781)      (6,799)
 Sales of securities (Note 6)                                              235        6,247      41,305        5,834
 Proceeds from sales of receivables                                          -        1,530           -        2,449
 Loans originated net of principal payments                                  -         (204)          -         (489)
 Investing activity with Financial Services                                 15            -        (339)           -
 Other                                                                     228         (262)       (160)         469
                                                                      --------     --------    --------     --------
   Net cash used in investing activities                                (3,115)     (16,430)     (1,879)     (10,678)

Cash flows from financing activities
 Cash dividends                                                           (569)           -        (545)           -
 Issuance of Common Stock                                                  294            -         101            -
 Changes in short-term debt                                               (735)       7,010        (344)       1,866
 Proceeds from issuance of other debt                                      128       11,234         322       12,114
 Principal payments on other debt                                          (41)      (7,156)       (277)      (6,436)
 Financing activity with Automotive                                          -          (15)          -          339
 Changes in customers' deposits, excluding
  interest credited                                                          -         (422)          -       (2,116)
 Receipts from annuity contracts                                             -          519           -          447
 Redemption of Hertz common and preferred stock (Note 7)                     -         (145)          -            -
 Issuance of subsidiary company preferred stock                              -            1           -          174
 Other                                                                       0           14          40           53
                                                                      --------     --------    --------     --------
   Net cash (used in)/provided by financing
    activities                                                            (923)      11,040        (703)       6,441

Effect of exchange rate changes on cash                                    346          149         156          119
Net transactions with Automotive/
 Financial Services                                                       (416)         416        (975)         975
                                                                      --------     --------    --------     --------
   Net increase/(decrease) in cash and cash
    equivalents                                                          2,747         (113)      1,811          652
                                                                      --------     --------    --------     --------

Cash and cash equivalents at June 30                                  $  8,414*    $  2,442    $  5,315*    $  3,834
                                                                      =========    =========   ========     ========
   Total cash and cash equivalents                                            $10,856                  $9,149
                                                                              ========                 =======

- - - - - -
*Automotive cash, cash equivalents, and marketable securities at June 30 were as follows (in millions): 1994 - $13,665; 1993 - $9,319

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

2. Selected Automotive costs and expenses are summarized as follows
   (in millions):



                                          Second Quarter                First Half
                                      ----------------------      ----------------------
                                       1994           1993         1994            1993
                                      ------         -----        ------          ------
Depreciation                          $  564         $  607       $1,145          $1,217
Amortization                             582            534        1,124           1,068

3. Inventories are summarized as follows (in millions):
   -----------

                                                                     June 30,        December 31,
                                                                       1994               1993
                                                                     --------        ------------
     Raw materials, work in process and supplies                     $2,710             $2,937
     Finished products                                                2,994              2,601
                                                                    -------             ------
        Inventories - Automotive                                     $5,704             $5,538
                                                                     ======             ======

     Inventories - U.S. Automotive                                   $2,356             $2,575

4.  Sale of First Nationwide Bank
    -----------------------------
    On April 14, 1994, an agreement was entered into between First Nationwide Bank, a Federal Savings Bank (the "Bank") and First Madison Bank, FSB ("First Madison") for the sale of substantially all of the Bank's assets to, and the assumption of substantially all of the Bank's liabilities by, First Madison. The Bank is a wholly-owned subsidiary of First Nationwide Financial Corporation ("FNFC"), which in turn is a wholly-owned subsidiary of Ford.
    The transaction, which is subject to federal regulatory approvals, is expected to be completed in the fourth quarter of 1994.

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

                       Ford Motor Company and Subsidiaries

                           NOTES TO FINANCIAL STATEMENTS
                           -----------------------------
                                   (unaudited)





5.  Stock Split
    -----------
    On April 14, 1994, the Company's Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend on the Company's Common Stock and Class B Stock. The stock split became effective June 6, 1994, and share data have been restated to reflect the 2-for-1 stock split.

6.  Consolidated Statement of Cash Flows
    ------------------------------------

    Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the purchases and sales of trading securities are included in cash flows from operating activities. Financial statements for the prior period were not restated.

7.  Acquisition of The Hertz Corporation
    ------------------------------------
    On March 8, 1994, Ford purchased from Commerzbank Aktiengesellschaft, a German bank, additional shares of common stock of Hertz aggregating 5% of the total outstanding voting stock, thereby bringing Ford's ownership of the total voting stock of Hertz to 54% from 49%. On April 29, 1994, Ford acquired 20% of Hertz' common stock from Park Ridge Limited Partnership, and Hertz redeemed the common stock (26%) and preferred stock of Hertz owned by AB Volvo for $145 million; these transactions resulted in Hertz becoming a wholly-owned subsidiary of Ford. In addition, a $150 million subordinated promissory note of Hertz held by Ford Credit was exchanged for $150 million of preferred stock of Hertz. Hertz earned $26 million in the second quarter of 1994, compared with $6 million a year ago (reflected in Ford's results on an equity basis).

Coopers                             certified public accountants
& Lybrand



                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Ford Motor Company


We have reviewed the consolidated balance sheet of Ford Motor
Company and Subsidiaries at June 30, 1994 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in Form 10-Q for the quarter ended June 30, 1994. These financial statements are the responsibility of the Company's management.

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

/s/COOPERS & LYBRAND

COOPERS & LYBRAND

Detroit, Michigan
July 27, 1994

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
- ----------------------------------------------------------

RESULTS OF OPERATIONS:  SECOND QUARTER 1994 COMPARED WITH SECOND
QUARTER 1993

Overview
- --------

Ford Motor Company earned $1,711 million, or $1.63 per share of Common and Class B stock, in the second quarter of 1994. This compares with $775 million, or $0.72 per share, in the second quarter of 1993. Fully diluted earnings per share were $1.44 in the second quarter of 1994, compared with $0.65 a year ago. The Company's worldwide sales and revenues were $33.8 billion, up
$4.4 billion from a year ago. Worldwide factory unit sales of cars and trucks were 1,811,000, up 136,000 units or 8%. Stockholders' equity was $18.4 billion at June 30, 1994.

On June 6, 1994, a 2-for-1 stock split in the form of a 100% stock dividend on the Company's outstanding Common and Class B stock became effective. Earnings per share for prior periods have been restated to reflect the stock split.

Automotive Operations
- ---------------------

Ford's worldwide Automotive operations earned $1,183 million in the second quarter of 1994 on sales of $28.4 billion, compared with earnings of $395 million on sales of $25.3 billion a year ago.

In the U.S., Ford's Automotive operations earned $907 million, compared with $367 million a year ago. The improvement reflected higher unit volume (as a result of higher truck sales) and improved margins.

In the second quarter of 1994, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.3 million units compared with 14.6 million in the second quarter of 1993. Ford's car market share was 21.5% in the second quarter of 1994, up 1/10 of a point from a year ago. Ford's truck share was 30%, down 2/10 of a point from a year ago. Ford's combined car and truck share was 25%, unchanged from a year ago.

Outside the U.S., Automotive operations earned $276 million in the second quarter of 1994, compared with $28 million a year ago. The improvement reflected primarily higher unit volume in Europe, where Automotive operations (excluding Jaguar) earned $244 million in the second quarter of 1994, compared with a loss of $66 million a year ago. Earnings were lower in Latin America, where business conditions historically have been volatile and subject to rapid change.

In the second quarter of 1994, the seasonally-adjusted annual selling rate for the European car and truck industry was
13.1 million units, compared with 12.3 million a year ago. Ford's car share was 11.6% in the second quarter of 1994, up 5/10 of a point from a year ago. Ford's truck share was 14.8%, up 2.1 points.

Financial Services Operations
- -----------------------------

The Company's Financial Services operations earned $528 million in the second quarter of 1994, compared with $380 million in the second quarter of 1993. The increase resulted primarily from improved results at Ford Credit and The Associates, the consolidation of results for Hertz, and non-recurrence of losses at First Nationwide.

Ford Credit's consolidated net income was $368 million in the second quarter of 1994, compared with $306 million a year ago, and included income from its financing operations and its equity in the net income of affiliated companies, primarily Ford Holdings. Ford Credit's financing operations earned $317 million in the second quarter of 1994, compared with $268 million a year ago. The improvement reflected higher levels of earning assets, gain on sale of an interest in Manheim Auctions (an auto auction company), and lower credit losses, offset partially by lower net interest margins. Depreciation costs increased as a result of continued growth in operating leases; the related lease revenues more than offset the increased depreciation. In addition, international operations managed by Ford Credit earned $50 million in the second quarter of 1994, equal to a year ago.

The Associates earned $121 million in the U.S. in the second quarter of 1994, compared with $111 million a year ago. The increase reflected higher levels of earning assets and improved net interest margins. In addition, international operations managed by The Associates earned $21 million in the second quarter of 1994, compared with $10 million a year ago.

On March 8, 1994, Ford purchased from Commerzbank Aktiengesellschaft, a German bank, additional shares of common stock of Hertz aggregating 5% of the total outstanding voting stock, thereby bringing Ford's ownership of the total voting stock of Hertz to 54% from 49%. On April 29, 1994, Ford acquired 20% of Hertz' common stock from Park Ridge Limited Partnership, and Hertz redeemed the common stock (26%) and preferred stock of Hertz owned by AB Volvo for $145 million; these transactions resulted in Hertz becoming a wholly-owned subsidiary of Ford. In addition, a $150 million subordinated promissory note of Hertz held by Ford Credit was exchanged for $150 million of preferred stock of Hertz. Hertz earned $26 million in the second quarter of 1994, compared with $6 million a year ago (reflected in Ford's results on an equity basis).

USL Capital earned $27 million in the second quarter of 1994, compared with $20 million a year ago. American Road earned
$13 million in the second quarter of 1994, compared with $16 million in the same period in 1993.

On April 14, 1994, an agreement was entered into for the sale of substantially all of the assets of First Nationwide Bank to First Madison Bank, referred to in the second through fourth paragraphs on page 10 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994 (the "First Quarter 10-Q Report"). The transaction, which is subject to federal regulatory approvals, is expected to be completed in the fourth quarter of 1994. In the second quarter of 1993, First Nationwide incurred a loss of $18 million.


FIRST HALF 1994 COMPARED WITH FIRST HALF 1993

Overview
- --------

Ford earned $2,615 million, or $2.47 per share of Common and Class B Stock, in the first half of 1994. Results included a charge to net income of $440 million related to the sale of First Nationwide Bank to First Madison Bank (discussed above). In the first half of 1993, the Company earned $1,347 million, or $1.23 per share. Fully diluted earnings per share were $2.20, compared with $1.13 a year ago. The Company's worldwide sales and revenues were $64.2 billion in the first half of 1994, up $8 billion from a year ago.
Worldwide factory unit sales of cars and trucks were 3,483,000, up
277,000 or 8%.

Automotive Operations
- ---------------------

Ford's worldwide Automotive operations earned $2,138 million in the first half of 1994, compared with $571 million in first half of 1993. In the U.S., Ford's Automotive operations earned
$1,742 million, compared with $480 million a year ago. The improvement reflected higher unit volume (as a result of higher industry sales) and improved margins.

In the first half of 1994, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.5 million units, compared with 14 million a year ago. Ford's car share was 21.6% in the first half of 1994, down 7/10 of a point from a year ago. The decline from a year ago reflected lower shares for Tempo and Topaz. Ford's truck share was 29.7%, unchanged from a year ago. Ford's combined car and truck share was 24.9%, down 4/10 of a point. For the full year, Ford projects U.S. industry sales of about
15.5 million cars and trucks in 1994, compared with 14.2 million units in 1993.

Outside the U.S., Automotive operations earned $396 million in the first half of 1994, compared with $91 million a year ago. The improvement reflected primarily higher unit volume, lower manufacturing costs, and improved margins in Europe. Ford's European Automotive operations (excluding Jaguar) earned
$352 million in the first half of 1994, compared with a loss of $47 million a year ago.

In the first half of 1994, the seasonally-adjusted annual selling rate for the European car and truck industry was 13.1 million units, compared with 12.4 million units a year ago. Ford's car share was 11.8%, up 3/10 of a point from a year ago. Ford's truck share was 14.7%, down 1/10 of a point from a year ago. For the full year, Ford projects European industry sales of about
13.3 million units in 1994, compared with 12.5 million units in 1993.

Financial Services Operations
- -----------------------------

The Company's Financial Services operations earned $477 million in the first half of 1994, compared with $776 million in the first half of 1993. The decline was more than explained by the charge to net income of $440 million related to the sale of First Nationwide Bank. Higher earnings at Ford Credit and The Associates and the consolidation of results for Hertz were partial offsets.

Ford Credit's consolidated net income was $667 million in the first half of 1994, compared with $621 million a year ago. Net income from financing operations was $562 million, compared with $534 million a year ago. The improvement reflected primarily the same factors as those described in the discussion of second quarter results of operations. International operations managed by Ford Credit earned $113 million in the first half of 1994, compared with $97 million a year ago.

The Associates earned $249 million in the U.S. in the first half of 1994, compared with $222 million a year ago. The improvement reflected primarily the same factors as those described in the discussion of second quarter results of operations. In addition, international operations managed by The Associates earned
$39 million in the first half of 1994, compared with $20 million a year ago.

Hertz earned $25 million in the first half of 1994, compared with $3 million a year ago (reflected in Ford's results on an equity basis).

USL Capital's net income in the first half of 1994 was $48 million, compared with $37 million a year ago. American Road earned $30 million in the first half of 1994, compared with $39 million a year ago.

First Nationwide incurred a loss of $484 million in the first half of 1994, including a charge of $440 million related to the sale of First Nationwide Bank. First Nationwide incurred a loss of
$35 million in the first half of 1993.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations
- ---------------------

Cash and marketable securities of the Company's Automotive operations were $13.7 billion at June 30, 1994, up $3.9 billion from December 31, 1993. The amount of cash and marketable securities is expected to decline during the second half of the year because of normal new-model changeover and launch and higher capital spending (discussed below). The Company paid $569 million in cash dividends on its Common Stock, Class B stock, and Preferred Stock during the first six months of 1994.

Automotive capital expenditures were $3.5 billion in the first six months of 1994, compared with $2.9 billion a year ago. Automotive capital spending is projected to increase further during the second half of the year as a result of increases in both product and non-product spending.

The higher product spending reflects a record pace of new-model introductions, while non-product spending reflects efforts to improve efficiency and quality and increase capacity for selected components and vehicles.

 Automotive debt at June 30, 1994 totaled $7.3 billion, which was 28% of total capitalization (stockholders' equity and Automotive debt), compared with $8 billion, or 34% of total capitalization, at year-end 1993. The decrease in total debt is primarily the result of lower levels of short-term borrowings.

At June 30, 1994, Ford had long-term contractually committed credit agreements in the U.S. under which $4.8 billion is available from various banks at least through June 30, 1999. The entire
$4.8 billion may be used, at Ford's option, by either Ford or Ford Credit. As of June 30, 1994, these facilities were unused. At July 1, 1994, these credit agreements were increased to $5.9 billion.

Outside the U.S., Ford has additional long-term contractually committed credit-line facilities of approximately $2.4 billion.
These facilities are available in varying amounts from 1994 through 1999; less than 1% was used at June 30, 1994.

Financial Services Operations
- -----------------------------

Financial Services' cash and investments in securities totaled $8.2 billion at June 30, 1994, down $2.6 billion from December 31, 1993. The decline reflected primarily the reclassification of First Nationwide's net assets to "other assets" as a result of the pending sale.

Net receivables and lease investments were $120.9 billion at June 30, 1994, up $1.4 billion from December 31, 1993. The increase reflected continued growth in earning assets at Ford Credit and The Associates, offset partially by the reclassification of First Nationwide's net assets.

Total debt was $116.3 billion at June 30, 1994, up $12.3 billion from December 31, 1993. The increase resulted from higher debt levels required to finance growth in earning assets at Ford Credit and The Associates, as well as the consolidation of Hertz; the reclassification of First Nationwide's net assets was a partial offset.

At June 30, 1994, Financial Services had approximately
$27.8 billion of support facilities available for use in the U.S. (including $4.8 billion of Ford bank lines that may be used by Ford Credit at Ford's option), 98% of which were contractually committed; less than 2% of these facilities were in use at that date. An additional $17.5 billion of support facilities were available outside the U.S., 47% of which were contractually committed; approximately $7.2 billion of these support facilities were in use at June 30, 1994.

                    Part II.  Other Information
                    ---------------------------

Item 1.  Legal Proceedings
- --------------------------

Product Matters
- ---------------

With respect to the lawsuits for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years, referred to in the third paragraph on page 27 of the 10-K Report and on page 13 of the First Quarter 10-Q Report, the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $905 million at June 30, 1994.

With respect to the lawsuits for damages involving the alleged propensity of Bronco II utility vehicles to roll over, referred to in the fourth paragraph on page 27 of the 10-K Report and on page 13 of the First Quarter 10-Q Report, the damages specified in these actions, including both actual and punitive damages, aggregated approximately $1.2 billion at June 30, 1994.

With respect to the lawsuits for damages involving asbestos, referred to in the sixth paragraph on page 27 of the 10-K Report and on page 13 of the First Quarter 10-Q Report, the damages specified by plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $213 million at June 30, 1994.

Environmental Matters
- ---------------------

In addition to the notice from the government environmental enforcement agency, potentially involving monetary sanctions exceeding $100,000, referred to on page 13 of the First Quarter 10-Q Report, in a separate matter potentially involving monetary sanctions exceeding $100,000, Ford has received a notice that a government environmental enforcement agency believes a Ford facility may have violated waste handling or disposal requirements.

Other Matters
- -------------

With respect to the challenge by a French manufacturer of the antitrust approval by the European Commission of the joint venture between Ford of Germany and Volkswagen AG to produce a multi-purpose vehicle, referred to in the third paragraph on page 29 of the 10-K Report, on July 15, 1994, the European Court of First Instance rejected the French manufacturer's complaint against the European Commission's decision to grant antitrust approval of the joint venture. The French manufacturer can, however, appeal this decision to the European Court of Justice.

Item 4.  Submission of Matters to a Vote of Security-Holders
- ------------------------------------------------------------

On May 12, 1994, the 1994 Annual Meeting of Stockholders of the
Company was held. Following is a brief description of the matters voted upon at the meeting and a tabulation of the voting therefor:

Election of Directors. The following persons were elected directors of the Company based on the number of votes set forth opposite their respective names:


                                                                    Number of Votes
                                                      -----------------------------------------

              Nominee                                     For                         Not For
         ------------------                           -----------                     ---------

         Colby H. Chandler                            685,603,731                     2,564,059
         Michael D. Dingman                           685,704,381                     2,463,409
         Edsel B. Ford II                             685,204,213                     2,963,577
         William C. Ford                              685,260,889                     2,906,901
         William C. Ford, Jr.                         685,561,603                     2,606,187
         Allan D. Gilmour                             685,092,197                     3,075,593
         Roberto C. Goizueta                          685,639,007                     2,528,783
         Irvine O. Hockaday, Jr.                      685,669,230                     2,498,560
         Drew Lewis                                   685,711,419                     2,456,371
         Ellen R. Marram                              685,517,232                     2,650,558
         Kenneth H. Olsen                             685,374,941                     2,792,849
         Carl E. Reichardt                            685,750,361                     2,417,429
         Louis R. Ross                                685,087,349                     3,080,441
         Stanley A. Seneker                           685,584,512                     2,583,278
         Alex Trotman                                 685,485,544                     2,682,246
         Clifton R. Wharton, Jr.                      685,048,774                     3,119,016

There were no broker non-votes with respect to the election of directors.

Proposal 1 Ratification of Selection of Independent Public Accountants. A proposal to ratify the selection of Coopers & Lybrand as independent public accountants to audit the books of account and other corporate records of the Company for 1994 was adopted, with 683,565,722 votes cast for, 1,786,393 votes cast against, 2,814,910 votes abstained and 765 broker non-votes.

Proposal 2 Approval of an Amendment to the Certificate of Incorporation to Increase the Authorized Common Stock and Class B Stock of the Company. A proposal to amend the Company's Certificate of Incorporation to increase the authorized number of shares of Common Stock and Class B Stock to 3,000,000,000 shares and 265,058,688 shares, respectively, was adopted. Votes by holders of Common Stock and Class B Stock, voting as separate classes, were as follows:

                          Common Stock          Class B Stock
                          ------------          -------------

    Votes cast for       325,527,629*             35,400,079**
    Votes cast against    49,534,219                  -0-
    Votes abstained        3,016,312                  -0-
    Broker non-votes         268,139                  -0-

    - - - - -
    *Represented 70% of the total votes that could have been cast by the holders of Common Stock issued and outstanding at the close of business on March 14, 1994
    *Represented 99.93% of the total votes that could have been cast by the holders of Class B Stock issued and outstanding at the close of business on March 14, 1994

Votes by holders of Common Stock and Class B Stock, voting together without regard to class, were 635,349,120 votes cast for (representing 81.97% of the total votes that could have been cast by holders of Common Stock and Class B Stock issued and outstanding at the close of business on March 14, 1994), 49,534, 219 votes cast against, 3,016,312 votes abstained and 268,139 broker non-votes.

Proposal 3 Relating to Rotation of the Annual Meeting Location. A proposal relating to rotating the location of the Annual Meeting of Stockholders of the Company was rejected, with 611,048,745 votes cast against, 25,526,136 votes cast for, 14,696,761 votes abstained and 36,896,148 broker non-votes.

Proposal 4 Relating to a Report on Maquiladora Operations in Mexico. A proposal requiring the Company to conduct a review and prepare a report on the Company's maquiladora operations was rejected, with 588,599,301 votes cast against, 36,499,329 votes cast for, 25,268,342 votes abstained and 37,800,818 broker non-votes.

Item 5.  Other Information
- --------------------------

Governmental Standards
- ----------------------

Mobile Source Emissions Control -- The Clean Air Act requires the EPA to promulgate a federal implementation plan ("FIP") for any state failing to adopt a state plan compliant with Clean Air Act standards. Pursuant to a court order, the EPA must promulgate an FIP for California by February 1995. The EPA recently proposed an FIP for California that includes more stringent motor vehicle requirements than those now in effect and could adversely affect Ford's sales volumes and profits. The proposed FIP contemplates stringent motor vehicle inspection and maintenance and in-use testing procedures which would make manufacturers responsible for certain repairs necessitated by consumer neglect. Implementation of this FIP could require Ford to accelerate implementation of costly and unproven low-emission technology and incur additional recall and warranty expense. It could preclude the sale in California of some Ford medium and heavy-duty truck engines.

                                                Supplemental Schedule



                           Ford Motor Company

            CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
            ---------------------------------------------

                          FORD CAPITAL B.V.
                          -----------------

                            (in millions)



                                                    June 30,            December 31,
                                                      1994                  1993
                                                   ----------           ------------
                                                             (unaudited)
Current assets                                       $1,033                $  919
Noncurrent assets                                     5,133                 5,205
                                                     ------                ------
   Total assets                                      $6,166                $6,124
                                                     ======                ======

Current liabilities                                  $  443                $  434
Noncurrent liabilities                                5,185                 5,245
Minority interests in net
 assets of subsidiaries                                  13                     7
Stockholder's equity                                    525                   438
                                                     ------                ------
   Total liabilities and
    stockholder's equity                             $6,166                $6,124
                                                     ======                ======


                                              Second Quarter  Second Quarter    First Half   First Half
                                                   1994            1993            1994         1993
                                           --------------     --------------    ----------   -----------
                                                      (unaudited)                      (unaudited)

Sales and other revenue                         $640               $440            $1,203       $969
Operating income                                  50                  5                97          2
Income before income taxes                        51                  4                96          4
Net income/(loss)                                 39                  1                78         (2)


Ford Capital B.V., a wholly-owned subsidiary of Ford Motor Company, was established on February 2, 1990 primarily for the purpose of raising funds through the issuance of commercial paper and debt securities. It also holds Ford Motor Company's ownership interest in Ford Nederland B.V. (Netherlands), Ford Motor Company (Belgium) N.V., Ford Motor Company A/S (Denmark), Ford Motor Norge A/S (Norway), Ford Poland S.A., and Ford (Poland) Distribution Sp. zo.o. Substantially all of the assets of Ford Capital B.V., other than its ownership interests in subsidiaries, represent receivables from Ford Motor Company or its consolidated subsidiaries.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits
           Please refer to the Exhibit Index on page 18.

     (b)   Reports on Form 8-K

           The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 1994:

           Current Report on Form 8-K dated April 14, 1994 included information relating to the 2-for-1 stock split in the form of a 100% stock dividend on the Company's outstanding Common and Class B stock, second quarter dividends, the sale of First Nationwide Bank and the acquisition of the remaining outstanding shares of Hertz.

           Current Report on Form 8-K dated April 21, 1994 included information relating to the Company's intention to realign its worldwide automotive business.

           Current Report on Form 8-K dated April 29, 1994 included information relating to Ford's 1994 first quarter financial results.

           Current Report on Form 8-K dated June 27, 1994 included information relating to the expected financial performance of Ford's European automotive operations for 1994.








                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     FORD MOTOR COMPANY
                               ------------------------------
                                        (Registrant)



Date:   July 29, 1994      By:     /s/ M. L. Reichenstein
        --------------        -------------------------------
                                   M. L. Reichenstein
                                   Vice President - Controller,
                                   Ford Automotive Operations
                                  (principal accounting officer)

                                EXHIBIT INDEX


                                                                                           Sequential
                                                                                            Page Number
Designation                            Description                                       at Which Found
- -----------            ---------------------------------------------                     ---------------

Exhibit 10             Description of Select Retirement Plan adopted                           19
                       on June 9, 1994*

Exhibit 11             Ford Motor Company and Subsidiaries                                 20 and 21
                       Computation of Primary and Fully Diluted
                       Earnings Per Share in Accordance with
                       Opinion 15 of the Accounting Principles
                       Board

Exhibit 12             Ford Motor Company and Subsidiaries                                     22
                       Calculation of Ratio of Earnings to
                       Combined Fixed Charges and Preferred Stock
                       Dividends

Exhibit 15             Letter of Coopers & Lybrand, Independent                                23
                       Public Accountants, dated July 29, 1994
                       relating to Financial Information



- - - - - -
*Management contract or compensatory plan or arrangement




