Form 10-Q
period 1994-09-30
FORD MOTOR CO
filed 1994-11-03
CIK 37996

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                  FORM 10-Q




(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
- ---   THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1994  OR


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
- ---   THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________ to_________


               Commission file number     1-3950
                                     ----------------


                             Ford Motor Company
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

   Incorporated in Delaware                    38-0549190
 ------------------------------             ---------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification Number)


The American Road, Dearborn, Michigan            48121
- ----------------------------------------        --------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code 313-322-3000
                                                   ------------


Indicate by checkmark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   .
No       .

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1994, the Registrant had outstanding
1,017,050,068 shares of Common Stock and 70,852,076 shares of Class B Stock.

                               Page 1 of 24
          Exhibit index located on sequential page number 17

                       Ford Motor Company and Subsidiaries

                                   HIGHLIGHTS
                                 --------------



                                              Third Quarter              Nine Months
                                           -------------------      --------------------
                                            1994        1993         1994        1993
                                           -------    --------      ------     ---------
Worldwide factory sales of cars
 and trucks (in thousands)
- - United States                           1,004         859        3,213       2,883
- - Outside United States                     522         447        1,788       1,630
                                          -----       -----        -----       -----
   Total                                  1,526       1,306        5,001       4,513
                                          =====       =====        =====       =====
Sales and revenues (in millions)
- - Automotive                            $24,926     $20,107      $79,371     $68,057
- - Financial Services                      5,696       4,391       15,425      12,623
                                        -------     -------      -------     -------
   Total                                $30,622     $24,498      $94,796     $80,680
                                        =======     =======      =======     =======

Net income (in millions)
- - Automotive                            $   601     $    72      $ 2,739         643
- - Financial Services                        523         391        1,000*      1,167
                                        -------     -------      -------     -------
   Total                                $ 1,124     $   463      $ 3,739     $ 1,810
                                        =======     =======      =======     =======

Capital expenditures
 (in millions)
- - Automotive                            $ 2,426     $ 1,807      $ 5,906     $ 4,712
- - Financial Services                         50          25          171          67
                                        -------     -------      -------     -------
   Total                                $ 2,476     $ 1,832      $ 6,077     $ 4,779
                                        =======     =======      =======     =======

Stockholders' equity at
  September 30
- - Total (in millions)                   $19,985    $15,827      $19,985      $15,827
- - After-tax return on Common and
   Class B stockholders' equity            26.7%      12.7%        33.1%        17.8%

Automotive cash, cash equivalents,
 and marketable securities at
 September 30 (in millions)             $13,915    $ 9,284      $13,915      $ 9,284

Automotive debt at September 30
 (in millions)                          $ 7,233    $ 7,887      $ 7,233      $ 7,887

Automotive after-tax return
  on sales                                  2.4%       0.4%         3.5%         1.0%

Shares of Common and Class B Stock
 (in millions)
- - Average number outstanding              1,014        988        1,006          984
- - Number outstanding at
   September 30                           1,017        994        1,017          994

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income
- - Automotive                           $  0.52    $     0       $  2.51      $  0.43
- - Financial Services                      0.52       0.40          0.99         1.19
                                       -------    -------       -------      -------
   Total                               $  1.04    $  0.40       $  3.50      $  1.62
                                       =======    =======       =======      =======

Income assuming full dilution          $  0.93    $  0.38       $  3.13      $  1.51

Cash dividends per share of Common
 and Class B Stock                     $ 0.225    $  0.20       $  0.65      $  0.60

- - - - - -
*Includes a loss of $440 million related to the disposition of Granite
Managment Corporation (formerly First Nationwide Financial Corporation).
Share data have been restated to reflect the 2-for-1 stock split that became effective June 6, 1994.
                                           -2-

                                 Ford Motor Company and Subsidiaries

                                        VEHICLE FACTORY SALES
                                       ----------------------

                          For the Periods Ended September 30, 1994 and 1993




                                                  Third Quarter                   Nine Months
                                            -------------------------     -------------------------
                                               1994           1993           1994           1993
                                            ---------      ----------     ---------       ---------
North America
Cars - U.S.                                   479,272        439,394       1,539,903      1,491,815
     - Canada                                  27,650         24,444          98,580         94,890
     - Mexico                                   9,227          8,448          34,632         39,302
                                             --------       --------      ----------      ---------
  Total cars                                  516,149        472,286       1,673,115      1,626,007

Trucks - U.S.                                 524,658        420,047       1,673,343      1,391,490
       - Canada                                36,186         25,256         114,288         84,135
       - Mexico                                11,223          8,414          30,709         28,979
                                             --------       --------      ----------      ---------
  Total trucks                                572,067        453,717       1,818,340      1,504,604
                                             --------       --------      ----------      ---------

  Total North America                       1,088,216        926,003       3,491,455      3,130,611

Outside North America
Germany                                       199,963        182,691         721,979        638,653
Britain                                       110,107         88,352         346,927        323,793
Spain                                          60,986         24,896         224,688        163,205
Australia                                      31,641         34,066          92,242         93,226
Taiwan                                         18,006         26,638          69,428         94,980
Japan                                           8,694         12,910          25,596         42,080
Other countries                                 8,518         10,027          28,428         26,175
                                            ---------       --------       ---------      ---------
  Total outside North America                 437,915        379,580       1,509,288      1,382,112
                                            ---------       --------       ---------      ---------

  Total worldwide vehicle
   factory sales                            1,526,131      1,305,583       5,000,743      4,512,723
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

                                        -3-

                                   Part I.  Financial Information
                                   ------------------------------
Item 1. Financial Statements
- ----------------------------
                                 Ford Motor Company and Subsidiaries

                                  CONSOLIDATED STATEMENT OF INCOME
                                  --------------------------------
                          For the Periods Ended September 30, 1994 and 1993
                                            (in millions)
                                                      Third Quarter                     Nine Months
                                                ------------------------        --------------------------
                                                  1994           1993              1994             1993
                                                ----------     ---------        ----------       ---------
                                                       (unaudited)                      (unaudited)
AUTOMOTIVE
Sales                                           $24,926         $20,107         $79,371         $68,057

Costs and expenses (Note 2)
Costs of sales                                   22,745          19,263          71,094          63,526
Selling, administrative, and other expenses       1,192           1,086           3,763           3,481
                                                -------         -------         -------         -------
  Total costs and expenses                       23,937          20,349          74,857          67,007

Operating income/(loss)                             989            (242)          4,514           1,050

Interest income                                     126             127             417             413
Interest expense                                    190             214             529             650
                                                -------          ------         -------         -------
  Net interest expense                              (64)            (87)           (112)           (237)
Equity in net income of affiliated companies         84             133             193             144
Net expense from transactions with
 Financial Services                                   9              10              28              27
                                                -------          ------         -------         -------
Income/(loss) before income taxes - Automotive    1,000            (206)          4,567             930

FINANCIAL SERVICES
Revenues                                          5,696           4,391          15,425          12,623

Costs and expenses
Interest expense                                  1,774           1,626           5,040           4,859
Operating and other expenses                      1,245             807           3,292           2,342
Provision for credit and insurance losses           400             409           1,153           1,186
Depreciation                                      1,390             827           3,490           2,207
Loss on disposition of Granite Management
 (First Nationwide)(Note 4)                           -               -             475               -
                                                 ------          ------         -------         -------
  Total costs and expenses                        4,809           3,669          13,450          10,594
Net revenue from transactions with Automotive         9              10              28              27
                                                 ------          ------         -------         -------

Income before income taxes - Financial Services     896             732           2,003           2,056
                                                 ------          ------         -------         --------

TOTAL COMPANY
Income before income taxes                        1,896             526           6,570           2,986

Provision for income taxes (Note 5)                 737              32           2,723           1,070
                                                 ------          ------         -------         --------

Income before minority interests                  1,159             494           3,847           1,916

Minority interests in net income of subsidiaries     35              31             108             106
                                                 ------          ------         -------         --------

Net income                                        1,124             463           3,739           1,810

Preferred stock dividend requirements                72              72             216             216
                                                 ------          ------         -------         -------

Income attributable to Common and
  Class B Stock                                 $ 1,052         $   391         $ 3,523         $ 1,594
                                                =======         =======         =======         =======

Average number of shares of Common and Class B
 Stock outstanding (Note 6)                       1,014             988           1,006             984

AMOUNTS PER SHARE OF COMMON STOCK AND CLASS B
 STOCK AFTER PREFERRED STOCK DIVIDENDS

Income                                          $  1.04         $  0.40         $  3.50         $  1.62
                                                =======         =======         =======         =======

Income assuming full dilution                   $  0.93         $  0.38         $  3.13         $  1.51

Cash dividends                                  $ 0.225         $  0.20         $  0.65         $  0.60

- - - - - -
The accompanying notes are part of the financial statements.

Share data have been restated to reflect the 2-for-1 stock split that became effective June 6, 1994.

                                                 -4-

                                     Ford Motor Company and Subsidiaries

                                         CONSOLIDATED BALANCE SHEET
                                         ---------------------------
                                                (in millions)
                                                                            September 30,       December 31,
                                                                                1994                1993
                                                                            -------------       ------------
                                                                             (unaudited)
ASSETS
Automotive
Cash and cash equivalents                                                     $  7,193            $  5,667
Marketable securities                                                            6,722               4,085
                                                                              --------            --------
   Total cash, cash equivalents, and marketable securities                      13,915               9,752

Receivables                                                                      2,552               2,302
Inventories (Note 3)                                                             6,394               5,538
Deferred income taxes                                                            2,781               2,830
Other current assets                                                             1,499               1,226
Net current receivable from Financial Services                                   1,150                 834
                                                                            ----------            ------
   Total current assets                                                         28,291              22,482

Equity in net assets of affiliated companies                                     3,244               3,002
Net property                                                                    25,989              23,059
Deferred income taxes                                                            4,992               5,427
Other assets                                                                     6,484               7,691
Net noncurrent receivable from Financial Services                                   81                  76
                                                                            ----------            ------
   Total Automotive assets                                                      69,081              61,737

Financial Services (Note 4)
Cash and cash equivalents                                                          2,042                2,555
Investments in securities                                                          6,328                8,219
Net receivables and lease investments                                            124,832              119,535
Other assets                                                                      12,536                6,892
                                                                            ------------          ----
   Total Financial Services assets                                               145,738              137,201
                                                                            ------------          ----

   Total assets                                                                 $214,819             $198,938
                                                                                ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                  $ 10,954             $  8,769
Other payables                                                                     2,212                1,976
Accrued liabilities                                                               12,835               10,815
Income taxes payable                                                                 474                  160
Debt payable within one year                                                          96                  932
                                                                            ------------          ----
   Total current liabilities                                                      26,571               22,652

Long-term debt                                                                     7,137                7,084
Other liabilities                                                                 25,769               25,911
Deferred income taxes                                                              1,009                1,089
                                                                            ------------          ----
   Total Automotive liabilities                                                   60,486               56,736

Financial Services (Note 4)
Payables                                                                           2,359                1,881
Debt                                                                             119,056              103,960
Deposit accounts                                                                       0               10,549
Deferred income taxes                                                              2,891                2,287
Other liabilities and deferred income                                              7,152                5,583
Net payable to Automotive                                                          1,231                  910
                                                                            ------------          ----
   Total Financial Services liabilities                                          132,689              125,170

Preferred stockholders' equity in subsidiary companies                             1,659                1,458

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate
  liquidation preference of $3.4 billion)                                              *                    *
 Common Stock, par value $1.00 per share (947 and 464 million shares issued)         947                  464
 Class B Stock, par value $1.00 per share (71 and 35 million shares issued)           71                   35
Capital in excess of par value of stock                                            5,139                5,082
Foreign currency translation adjustments and other                                   268                 (678)
Minimum pension liability adjustment                                                (381)                (400)
Earnings retained for use in business                                             13,941               11,071
                                                                            ------------          -----------
   Total stockholders' equity                                                     19,985               15,574
                                                                            ------------          -----------

   Total liabilities and stockholders' equity                                   $214,819             $198,938
                                                                                ========             ========

- - - - - -
*Less than $1 million
The accompanying notes are part of the financial statements.


                                       Ford Motor Company and Subsidiaries

                                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 ----------------------------------------------
                                For the Periods Ended September 30, 1994 and 1993
                                                  (in millions)
                                                                       Nine Months 1994        Nine Months 1993
                                                                    --------------------    ----------------------
                                                                                Financial                Financial
                                                                    Automotive  Services    Automotive   Services
                                                                    ----------  --------    ----------   ---------
                                                                         (unaudited)             (unaudited)

Cash and cash equivalents at January 1                              $  5,667    $  2,555    $  3,504     $  3,182

Cash flows from operating activities before securities trading        10,717       6,852       6,158        5,453
Net (purchases)/sales of trading securities (Note 7)                  (2,765)        (18)          -            -
                                                                    --------    --------    --------     --------
   Net cash flows from operating activities                            7,952       6,834       6,158        5,453

Cash flows from investing activities
 Capital expenditures                                                 (5,906)       (172)     (4,711)         (67)
 Proceeds from sale and leaseback of fixed assets                          0           -         729            -
 Acquisitions of other companies                                           -        (426)           -         (336)
 Acquisitions of receivables and lease investments                         -    (148,595)          -     (119,717)
 Collections of receivables and lease investments                          -     127,419           -      104,727
 Acquisitions of daily rental vehicles, net of disposals                   -      (1,013)          -            0
 Purchases of securities (Note 7)                                       (116)     (9,515)    (66,511)     (11,423)
 Sales of securities (Note 7)                                            252       8,970      66,073       10,114
 Proceeds from sales of receivables                                        -       2,526           -        4,207
 Loans originated net of principal payments                                -        (207)          -         (949)
 Investing activity with Financial Services                                9           -        (174)           -
 Other                                                                   407        (328)        (72)         230
                                                                      ------    --------     -------     --------
   Net cash used in investing activities                              (5,354)    (21,341)     (4,666)     (13,214)

Cash flows from financing activities
 Cash dividends                                                         (869)          -        (814)           -
 Issuance of Common Stock                                                375           -         305            -
 Changes in short-term debt                                             (795)      8,024        (356)       2,295
 Proceeds from issuance of other debt                                    158      15,265         401       17,299
 Principal payments on other debt                                        (41)    (10,262)       (292)     (10,257)
 Financing activity with Automotive                                        -          (9)          -          174
 Changes in customers' deposits, excluding
  interest credited                                                        -        (422)          -       (3,505)
 Receipts from annuity contracts                                           -         875           -          629
 Redemption of Hertz common and preferred stock (Note 8)                   -        (145)          -            -
 Issuance of subsidiary company preferred stock                            -         202           -          375
 Other                                                                   (20)        (24)       (142)          36
                                                                      ------      ------      ------      -------
   Net cash (used in)/provided by financing activities                (1,192)     13,504        (898)       7,046

Effect of exchange rate changes on cash                                  441         169         120          125
Net transactions with Automotive/Financial Services                     (321)        321        (899)         899
                                                                      ------      ------      ------      -------

   Net increase/(decrease) in cash and cash
    equivalents                                                        1,526        (513)       (185)         309
                                                                      ------      ------      ------      -------

Cash and cash equivalents at September 30                           $  7,193*   $  2,042    $  3,319*    $  3,491
                                                                    ========    ========    ========     ========


   Total cash and cash equivalents                                         $9,235                   $6,810
                                                                           ======                   ======

- - - - - -
*Automotive cash, cash equivalents, and marketable securities at
 September 30 were as follows (in millions): 1994 - $13,915; 1993 - $9,284


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

2. Selected Automotive costs and expenses are summarized as follows (in millions):


                               Third Quarter                  Nine Months
                               --------------                 ------------
                               1994      1993                 1994     1993
                              ------    ------               ------   -----
            Depreciation      $  555    $  592               $1,700   $1,809
            Amortization         408       409                1,532    1,477

3.          Inventories are summarized as follows (in millions):

                                                                      September 30,     December 31,
                                                                          1994              1993
                                                                      --------------      ------------
            Raw materials, work in process
             and supplies                                                 $3,050             $2,937
            Finished products                                              3,344              2,601
                                                                          ------             ------
            Inventories - Automotive                                      $6,394             $5,538
                                                                          ======             ======

            Inventories - U.S. Automotive                                 $2,892             $2,575

4.          Sale of Granite Savings Bank (formerly First Nationwide Bank)
            -------------------------------------------------------------
            On April 14, 1994, an agreement was entered into between Granite Savings Bank (formerly First Nationwide Bank, a Federal Savings Bank)(the "Bank") and First Madison Bank,
            FSB ("First Madison") for the sale of substantially all of the Bank's assets to, and the assumption of substantially all of the Bank's liabilities by, First Madison. The Bank is a wholly-owned subsidiary of Granite Management Corporation (formerly First Nationwide Financial Corporation)("Granite"), which in turn is a wholly-owned subsidiary of Ford. The transaction was completed on September 30, 1994.

            The Company recognized in First Quarter 1994 earnings a pre-tax charge of $475 million and an after-tax charge of $440 million related to the disposition of Granite, reflecting the non-recovery of goodwill and reserves for estimated losses on assets to be retained or repurchased by Granite. These assets will be liquidated over time as market conditions permit. The tax effect of this transaction takes into account differences between the book and tax basis of certain assets for which deferred taxes were not required to be provided under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The Company's income statement includes the results of operations of Granite through March 31, 1994. The net assets of Granite at September 30, 1994 are included in the balance sheet under Financial Services - Other Assets. Historically, Granite (including the Bank) has not had a significant effect on Ford's operating results.

5.          Income Taxes
            ------------
            On August 10, 1993 the Omnibus Budget Reconciliation Act of 1993 was enacted in the U.S. Among other changes, the Act increased the federal income tax rate for corporations by one percentage point to 35% effective January 1, 1993. Net income in the third quarter of 1993 included a reduction of $140 million in the provision for income taxes as a result of restating U.S. deferred tax balances. The favorable effect reflected the higher tax rate applied to net deferred tax assets in the U.S.

6.          Stock Split
            -----------
            On April 14, 1994, the Company's Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend on the Company's Common Stock and Class B Stock. The stock split became effective June 6, 1994, and share data have been restated to reflect the 2-for-1 stock split.

7.          Consolidated Statement of Cash Flows
            ------------------------------------
            Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the purchases and sales of trading securities are included in cash flows from operating activities. Financial statements for the prior period were not restated.

8.          Acquisition of The Hertz Corporation
            ------------------------------------
            On March 8, 1994, Ford purchased from Commerzbank Aktiengesellschaft, a German bank, additional shares of common stock of Hertz aggregating 5% of the total outstanding voting stock, thereby bringing Ford's ownership of the total voting stock of Hertz to 54% from 49%. On April 29, 1994, Ford acquired 20% of Hertz' common stock from Park Ridge Limited Partnership, and Hertz redeemed the common stock (26%) and preferred stock of Hertz owned by AB Volvo for $145 million; these transactions resulted in Hertz becoming a wholly-owned subsidiary of Ford. In addition, a $150 million subordinated promissory note of Hertz held by Ford Credit was exchanged for $150 million of preferred stock of Hertz. Hertz' earnings included in Financial Services results for the third quarter and nine months ended September 30, 1994 were $61 million and $88 million respectively, compared with $19 million and $22 million included in Automotive results for the same periods a year ago (reflecting Ford's prior equity interest in Hertz).

Coopers & Lybrand



                 REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Ford Motor Company

We have reviewed the consolidated balance sheet of Ford Motor Company and Subsidiaries at September 30, 1994 and the related consolidated statement of income and condensed consolidated statement of cash flows for the period set forth in Form 10-Q for the quarter ended September 30, 1994. These financial statements are the responsibility of the Company's management.

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


COOPERS & LYBRAND L.L.P.

Detroit, Michigan
October 26, 1994

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------

RESULTS OF OPERATIONS:  THIRD QUARTER 1994 COMPARED WITH
THIRD QUARTER 1993

Overview
- --------
Ford Motor Company earned $1,124 million, or $1.04 per share of Common and Class B Stock, in the third quarter of 1994. This compares with $463 million, or $0.40 per share, in the third quarter of 1993. Fully diluted earnings per share were $0.93 in the third quarter of 1994, compared with $0.38 a year ago. The Company's worldwide sales and revenues were $30.6 billion, up $6.1 billion from a year ago. Worldwide factory unit sales of cars and trucks were 1,526,000, up 220,000 units or 17%. Stockholders' equity was $20 billion at September 30, 1994.

In August 1993, the Omnibus Budget Reconciliation Act was enacted in the United States. Ford's results in the third quarter of 1993 were favorably affected by a reduction of $140 million in the provision for income taxes to reflect restatement of deferred tax balances.

On June 6, 1994, a 2-for-1 stock split in the form of a 100% stock dividend on the Company's outstanding Common and Class B stock became effective. Earnings per share for prior periods have been restated to reflect the stock split.

Automotive Operations
- ---------------------
Ford's worldwide Automotive operations earned $601 million in the third quarter of 1994 on sales of $24.9 billion, compared with earnings of $72 million on sales of $20.1 billion a year ago.

In the U.S., Ford's automotive operations earned
$578 million, compared with $333 million a year ago. The improvement reflected higher unit volume (as a result of higher truck sales) and improved margins offset partially by the non-recurrence of the favorable one-time effect in 1993 of tax legislation in the U.S. ($171 million).

In the third quarter of 1994, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was
14.8 million units compared with 13.9 million in the third quarter of 1993. Ford's car market share was 21.0% in the third quarter of 1994, down 9/10 of a point from a year ago, reflecting primarily lower shares for Tempo and Topaz. Ford's truck share was 31.2%, equal to a year ago. Ford's combined car and truck share was 25.2%, down 5/10 of a point from a year ago.

Outside the U.S., Automotive operations earned $23 million in the third quarter of 1994, compared with a loss of $261 million a year ago. The improvement reflected primarily higher unit volume in Europe, where Automotive operations (excluding Jaguar) earned $25 million in the third quarter of 1994, compared with a loss of $217 million a year ago.

In the third quarter of 1994, the seasonally-adjusted annual selling rate for the European car and truck industry was
13.1 million units, compared with 12.7 million a year ago. Ford's car share was 12.6% in the third quarter of 1994, up 2/10 of a point from a year ago. Ford's truck share was 14.3%, equal to a year ago.

Ford and Volkswagen are conducting a joint study of their Autolatina joint venture, which has operations in Brazil and Argentina. Since it was formed in 1987, the joint venture has been a successful and profitable participant in these volatile markets. Recent industry volume growth in Brazil and Argentina, however, has resulted in somewhat lower Autolatina market shares -- primarily because of capacity limitations and increased competitive actions. The joint study is to determine how best to respond to protect the interests of both Ford and Volkswagen, but no agreement has been reached on a course of action. It is not known at this time what effect, if any, actions that may result from the joint study will have on Ford's future earnings. Historically, Autolatina has represented a significant portion of Ford's automotive earnings outside the U.S.
and Europe.

Financial Services Operations
- -----------------------------
The Company's Financial Services operations earned
$523 million in the third quarter of 1994, compared with $391 million in the third quarter of 1993. The increase resulted primarily from improved results at Ford Credit, The Associates, and USL Capital, consolidation of results for Hertz, non-recurrence of losses at Granite Management Corporation (formerly First Nationwide) ("Granite") and non-recurrence of the one-time unfavorable effect in 1993 of tax legislation in the U.S. ($31 million).

Ford Credit's consolidated net income was $315 million in the third quarter of 1994, compared with $275 million a year ago, and included income from its financing operations and its equity in the net income of affiliated companies, primarily Ford Holdings. Ford Credit's financing operations earned $254 million in the third quarter of 1994, compared with $222 million a year ago. The improvement reflected higher levels of earning assets, lower credit losses, and non-recurrence of the one-time adjustment in 1993 for increased U.S. tax rates, partially offset by lower net interest margins and the non-recurrence of a gain from the sale of receivables. In addition, international operations managed by Ford Credit earned $62 million in the third quarter of 1994, compared with $57 million a year ago.

The Associates earned $151 million in the U.S. in the third quarter of 1994, compared with $121 million a year ago.
The increase reflected higher levels of earning assets and improved net interest margins. In addition, international operations managed by The Associates earned $17 million in the third quarter of 1994, compared with $2 million a year ago.

USL Capital earned $27 million in the third quarter of 1994, compared with $16 million a year ago. The increase reflected higher earning assets and lower operating costs. American Road earned $14 million in the third quarter of 1994, compared with $27 million in the same period in 1993. The decrease resulted primarily from reduced investment income.

In the first half of 1994, Ford acquired the remaining common stock of Hertz, and Hertz became a wholly-owned subsidiary of Ford. Financial Services results included Hertz earnings of $61 million in the third quarter of 1994. Automotive results included Hertz earnings of $19 million a year ago (reflecting Ford's prior equity interest in Hertz).

On April 14, 1994, an agreement was entered into for the sale of substantially all of the assets of Granite Savings Bank (formerly First Nationwide Bank) to First Madison Bank, referred to in the second through fourth paragraphs on page 10 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1994 (the "First Quarter 10-Q Report"). The transaction was completed on September 30, 1994. In the third quarter of 1993, Granite incurred a loss of $7 million.


FIRST NINE MONTHS 1994 COMPARED WITH FIRST NINE MONTHS 1993

Overview
- --------
Ford earned $3,739 million, or $3.50 per share of Common and Class B Stock, in the first nine months of 1994. Results included a charge to net income of $440 million related to the sale of Granite Savings Bank to First Madison Bank (discussed above). In the first nine months of 1993, the Company earned $1,810 million, or $1.62 per share, including the favorable one-time effect ($140 million) of tax legislation in the U.S. Fully diluted earnings per share were $3.13, compared with $1.51 a year ago. The Company's worldwide sales and revenues were $94.8 billion in the first nine months of 1994, up $14.1 billion from a year ago. Worldwide factory unit sales of cars and trucks were 5,001,000, up 488,000 or 11%.

Automotive Operations
- ---------------------
Ford's worldwide Automotive operations earned $2,739 million in the first nine months of 1994, compared with $643 million in first nine months of 1993. In the U.S., Ford's Automotive operations earned $2,320 million, compared with $813 million a year ago. The improvement reflected higher unit volume (as a result of higher industry sales) and improved margins.

In the first nine months of 1994, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was
15.2 million units, compared with 14 million a year ago. Ford's car share was 21.4% in the first nine months of 1994, down 8/10 of a point from a year ago. The decline from a year ago reflected lower shares for Tempo and Topaz. Ford's truck share was 30.2%, equal to a year ago. Ford's combined car and truck share was 25%, down 3/10 of a point. For the full year, Ford projects U.S. industry sales of about
15.5 million cars and trucks in 1994, compared with
14.2 million units in 1993.

Outside the U.S., Automotive operations earned $419 million in the first nine months of 1994, compared with a loss of $170 million a year ago. The improvement reflected primarily higher unit volume, lower manufacturing costs, and improved margins in Europe. Ford's European Automotive operations (excluding Jaguar) earned $377 million in the first nine months of 1994, compared with a loss of $264 million a year ago.

In the first nine months of 1994, the seasonally-adjusted annual selling rate for the European car and truck industry was 13.2 million units, compared with 12.5 million units a year ago. Ford's car share was 12.0%, up 2/10 of a point from a year ago. Ford's truck share was 14.6%, equal to a year ago. For the full year, Ford projects European industry sales of about 13.3 million units in 1994, compared with 12.5 million units in 1993.

Financial Services Operations
- -----------------------------
The Company's Financial Services operations earned
$1,000 million in the first nine months of 1994, compared with $1,167 million in the first nine months of 1993. The decline was more than explained by the charge to net income of $440 million related to the sale of Granite Savings Bank. Higher earnings at Ford Credit, The Associates, USL Capital, and the consolidation of results for Hertz were partial offsets.

Ford Credit's consolidated net income was $982 million in the first nine months of 1994, compared with $896 million a year ago. Net income from financing operations was $816 million, compared with $756 million a year ago. The improvement reflected primarily the same factors as those described in the discussion of third quarter results of operations, as well as the one-time effect of the gain on sale of an interest in Manheim Auctions (an auto auction company). International operations managed by Ford Credit earned $175 million in the first nine months of 1994, compared with $154 million a year ago.

The Associates earned $400 million in the U.S. in the first nine months of 1994 compared with $343 million a year ago.
The increase reflected higher levels of earning assets and improved net interest margins. In addition, international operations managed by The Associates earned $56 million in the first nine months of 1994, compared with $22 million a year ago.

USL Capital's net income in the first nine months of 1994 was $75 million, compared with $53 million a year ago. The increase reflected higher earning assets and lower operating costs. American Road earned $44 million in the first nine months of 1994, compared with $67 million a year ago. The decrease resulted primarily from reduced investment income, partially offset by improved underwriting experience in extended service plans.

Hertz earnings of $88 million in the first nine months of 1994 were included in Financial Services results. Earnings of $22 million a year ago were included in Automotive results (reflecting Ford's prior equity interest).

Granite incurred a loss of $484 million in the first nine months of 1994, including a charge of $440 million related to the sale of Granite Savings Bank. Granite incurred a loss of $42 million in the first nine months of 1993.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations
- ---------------------
Cash and marketable securities of the Company's Automotive operations were $13.9 billion at September 30, 1994, up
$4.1 billion from December 31, 1993. The amount of cash and marketable securities is expected to decline during the fourth quarter because of normal new-model changeover and launch and higher capital spending (discussed below). The Company paid $869 million in cash dividends on its Common Stock, Class B Stock, and Preferred Stock during the first nine months of 1994.

Automotive capital expenditures were $5.9 billion in the first nine months of 1994, compared with $4.7 billion a year ago. The rate of automotive capital spending is projected to increase during the fourth quarter as a result of increases in both product and non-product spending. The higher product spending reflects a record pace of new-model introductions, while non-product spending reflects efforts to improve efficiency and quality and increase capacity for selected components and vehicles.

Automotive debt at September 30, 1994 totaled $7.2 billion, which was 26% of total capitalization (stockholders' equity and Automotive debt), compared with $7.9 billion, or 33% of total capitalization, at year-end 1993. The decrease in total debt is primarily the result of lower levels of short-term borrowings.

At September 30, 1994, Ford had long-term contractually committed credit agreements in the U.S. under which $5.9 billion is available from various banks at least through June 30, 1999. The entire $5.9 billion may be used, at Ford's option, by either Ford or Ford Credit. As of September 30, 1994, these facilities were unused.

Outside the U.S., Ford has additional long-term contractually committed credit-line facilities of approximately $2.5 billion. These facilities are available in varying amounts from 1994 through 1999; less than 1% was used at September 30, 1994.

Financial Services Operations
- -----------------------------
Financial Services' cash and investments in securities totaled $8.4 billion at September 30, 1994, down
$2.4 billion from December 31, 1993. The decline reflected primarily the reclassification of Granite's net assets to "other assets" as a result of the sale.

Net receivables and lease investments were $124.8 billion at September 30, 1994, up $5.3 billion from December 31, 1993. The increase reflected continued growth in earning assets at Ford Credit and The Associates, offset partially by the reclassification of Granite's net assets.

Total debt was $119.1 billion at September 30, 1994, up
$15.1 billion from December 31, 1993. The increase resulted from higher debt levels required to finance growth in earning assets at Ford Credit and The Associates, as well as the consolidation of Hertz; the reclassification of Granite's net assets was a partial offset.

At September 30, 1994, Financial Services had approximately $33.3 billion of support facilities available for use in the U.S. (including $5.9 billion of Ford bank lines that may be used by Ford Credit at Ford's option), 98% of which were contractually committed; less than 1% of these facilities were in use at that date. An additional $20.5 billion of support facilities were available outside the U.S., 46% of which were contractually committed; approximately
$6.1 billion of these support facilities were in use at September 30, 1994.

Other Financial Information
- ---------------------------
Coopers & Lybrand L.L.P., Ford's independent public accountants, performed a limited review of the financial data presented on pages 4 through 8 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public
Accountants.  The review did not constitute an audit;
accordingly, Coopers & Lybrand L.L.P. did not express an opinion on the aforementioned data. The financial data include any material adjustments or disclosures proposed by Coopers & Lybrand L.L.P. as a result of their review.

                     Part II.  Other Information
                     ---------------------------

Item 1.  Legal Proceedings
- --------------------------
Product Matters
- ---------------
With respect to the lawsuits for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years, referred to in the third paragraph on page 27 of the 10-K Report, on page 13 of the First Quarter 10-Q Report and on page 14 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the "Second Quarter 10-Q Report"), the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $929 million at September 30, 1994.

With respect to the lawsuits for damages involving the alleged propensity of Bronco II utility vehicles to roll over, referred to in the fourth paragraph on page 27 of the 10-K Report, on page 13 of the First Quarter 10-Q Report and on page 14 of the Second Quarter 10-Q Report, the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $1.1 billion at September 30, 1994.

With respect to the lawsuits for damages involving asbestos, referred to in the sixth paragraph on page 27 of the 10-K Report, on page 13 of the First Quarter 10-Q Report and on page 14 of the Second Quarter 10-Q Report, the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $197 million at September 30, 1994.


Other Matters
- -------------
With respect to the private purported class action lawsuits seeking economic damages on behalf of Bronco II owners relating to the alleged propensity of such vehicles to roll over, referred to in the second paragraph on page 29 of the 10-K Report, a settlement has been reached, subject to final court approval.

Supplemental Schedule



                                        Ford Motor Company

                         CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                         ---------------------------------------------
                                        FORD CAPITAL B.V.
                                        -----------------
                                           (in millions)



                                                 September 30,            December 31,
                                                     1994                    1993
                                                 -------------            ------------
                                                             (unaudited)
Current assets                                      $1,053                   $  919
Noncurrent assets                                    5,136                    5,205
                                                    ------                   ------
  Total assets                                      $6,189                   $6,124
                                                    ======                   ======

Current liabilities                                 $  471                   $  434
Noncurrent liabilities                               5,161                    5,245
Minority interests in net
 assets of subsidiaries                                 12                        7
Stockholder's equity                                   545                      438
                                                    ------                   ------
  Total liabilities and
   stockholder's equity                             $6,189                   $6,124
                                                    ======                   ======

                                 Third Quarter  Third Quarter   Nine Months    Nine Months
                                     1994           1993           1994           1993
                                 -------------  -------------   -----------    -----------
                                           (unaudited)                  (unaudited)
Sales and other revenue              $543           $439          $1,746         $1,408
Operating income                       40             27             137             29
Income before income taxes             18             24             114             28
Net income                             13             20              91             18





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

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits
             Please refer to the Exhibit Index on page 18.

(b)          Reports on Form 8-K.

             The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 1994:

             Current Report on Form 8-K dated July 27, 1994 included information relating to Ford's 1994 second quarter financial results.






                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FORD MOTOR COMPANY
                                      (Registrant)




Date:   November 3, 1994     By:    /s/ M. L. Reichenstein
                                    M. L. Reichenstein
                                    Vice President - Controller,
                                    Ford Automotive Operations
                                    (principal accounting officer)



                                           EXHIBIT INDEX
                                           -------------

                                                                                Sequential
                                                                               Page Number
Designation                   Description                                     at Which Found
- -----------       -----------------------------------------                   --------------
Exhibit 11        Ford Motor Company and Subsidiaries                         18 and 19
                  Computation of Primary and Fully Diluted
                  Earnings Per Share in Accordance with
                  Opinion 15 of the Accounting Principles
                  Board

Exhibit 12        Ford Motor Company and Subsidiaries                            20
                  Calculation of Ratio of Earnings to
                  Combined Fixed Charges and Preferred
                  Stock Dividends

Exhibit 15        Letter of Coopers & Lybrand, Independent                       21
                  Public Accountants, dated October 31, 1994
                  relating to Financial Information

Exhibit 27.1      Financial Data Schedule - Automotive                           22
                  Segment

Exhibit 27.2      Financial Data Schedule - Financial                            23
                  Services Segment

Exhibit 27.3      Financial Data Schedule - Conglomerate                         24
                  Totals