Form 10-K
period 1994-12-31
FORD MOTOR CO
filed 1995-03-16
CIK 37996

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C.  20549

                                   FORM 10-K

(Mark One)

X    Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 (Fee Required)

For the fiscal year ended December 31, 1994 OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from ______________________ to ____________________

                         Commission file number 1-3950

                               FORD MOTOR COMPANY
             (Exact name of registrant as specified in its charter)


              Delaware                                    38-0549190
         (State of incorporation)           (I.R.S. Employer Identification No.)


    The American Road, Dearborn, Michigan                    48121
   (Address of principal executive offices)                (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  313-322-3000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   Name of each exchange on
          Title of each class                            which registered (a)
- ---------------------------------------------      ----------------------------
Common Stock, par value $1.00 per share            New York Stock Exchange
                                                   Pacific Coast Stock Exchange


Depositary Shares, each representing               New York Stock Exchange
1/1,000 of a share of Series A Cumulative
Convertible Preferred Stock, as described below

Depositary Shares, each representing               New York Stock Exchange
1/2,000 of a share of Series B Cumulative
Preferred Stock, as described below

_____________
(a) In addition, shares of Common Stock of the Registrant are listed on the Tokyo Stock Exchange in Japan and on certain stock exchanges in the United Kingdom and Continental Europe.



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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes __ X __        No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

As of February 1, 1995, the Registrant had outstanding 953,486,149 shares of Common Stock and 70,852,076 shares of Class B Stock. Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($25 1/8 a share), the aggregate market value of such Common Stock was $23,956,339,493.63. Although there is no quoted market for the Registrant's Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock. The shares of Common Stock and Class B Stock outstanding at February 1, 1995 included shares owned by persons who may be deemed to be "affiliates" of the Registrant. The Registrant does not believe, however, that any such person should be considered to be an affiliate. For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 11, 1995 (the "Proxy Statement"), which is incorporated by reference under various Items of this Report.

                     Documents Incorporated by Reference*

           Document                           Where Incorporated

1.     Proxy Statement.                       Part III (Items 10,
                                               11, 12 and 13)

__________________________
* As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference herein.





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


                                    General

     The Company's two principal business segments are Automotive and Financial Services. The activities of the Automotive segment consist of the design, manufacture, assembly and sale of cars and trucks and related parts and accessories. Substantially all of Ford's automotive products are marketed through retail dealerships, most of which are privately owned and financed.

     The Financial Services segment is comprised of the following direct subsidiaries, the activities of which include financing operations, vehicle and equipment leasing and insurance operations: Ford Motor Credit Company ("Ford Credit"), Ford Credit Europe plc ("Ford Credit Europe"), Ford Holdings, Inc. ("Ford Holdings"), The Hertz Corporation ("Hertz") and Granite Management Corporation (formerly First Nationwide Financial Corporation) ("Granite").
Ford Holdings is a holding company that owns primarily Associates First Capital Corporation ("The Associates"), USL Capital Corporation (formerly United States Leasing International, Inc.) ("USL Capital") and The American Road Insurance Company ("American Road"). In addition, there are a number of international affiliates not listed above that are consolidated in the total Financial Services results, but are managed by either Ford Credit (which manages Ford Credit Europe, as well as other international affiliates), The Associates or USL Capital.

     See Note 18 of Notes to Financial Statements and Item 6. "Selected Financial Data" for information relating to revenue, operating income or loss and assets attributable to Ford's industry segments. Also see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information with respect to revenue, net income and other matters.


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

     Unit sales of Ford vehicles vary with the level of total industry demand and Ford's share of industry sales. Ford's share is influenced by the quality, price, design, driveability, safety, reliability, economy and utility of its products compared with those offered by other manufacturers, as well as by the timing of new model introductions and capacity limitations. Ford's ability to satisfy changing consumer preferences with respect to type or size of vehicle and its design and performance characteristics can affect Ford's sales and earnings significantly.

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

     Ford has operations in over 30 countries and sells vehicles in over 200 markets. These businesses frequently have foreign currency exposures when they buy, sell, and finance in currencies other than their local currencies. Ford's primary foreign currency exposures, in terms of revenue and income, are in the German Mark, Japanese Yen, Italian Lira and French Franc. The effect of changes in exchange rates on income depends largely on the relationship between revenues and costs incurred in the local currency versus other currencies. Historically, the effect of changes in exchange rates on Ford's earnings generally has been small relative to other factors that also affect earnings (such as unit sales).


United States

     Sales Data. The following table shows U.S. industry demand for the years indicated:

                                                 U.S. Industry Retail Deliveries
                                                       (millions of units)
                                              ------------------------------------
                                                     Years Ended December 31
                                              ------------------------------------
                                              1994    1993    1992    1991    1990
                                              ----    ----    -----   ----    ----
Cars........................................   9.0     8.5     8.2     8.2     9.3
Trucks......................................   6.4     5.7     4.9     4.3     4.8
                                              ----    ----    ----    ----    ----
Total.......................................  15.4    14.2    13.1    12.5    14.1
                                              ====    ====    ====    ====    ====

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

                                     U.S. Industry Car Sales by Segment
                                 ------------------------------------------
                                          Years Ended December 31
                                 ------------------------------------------
                                  1994    1993     1992      1991     1990
                                  ----    ----     ----      ----     ----
Small...........................  31.5%   28.8%    29.3%     29.0%    28.9%
Middle..........................  48.9    52.1     51.7      51.4     51.8
Large...........................   8.2     8.5      9.2       9.6      9.1
Luxury..........................  11.4    10.6      9.8      10.0     10.2
                                 -----   -----    -----     -----    -----
Total U.S. Industry Car Sales... 100.0%  100.0%   100.0%    100.0%   100.0%
                                 =====   =====    =====     =====    =====


                                      Ford Car Sales by Segment in U.S.
                                 ------------------------------------------
                                          Years Ended December 31
                                 ------------------------------------------
                                  1994    1993     1992      1991     1990
                                  ----    ----     ----      ----     ----
Small...........................  35.0%   29.0%    26.6%     31.2%    31.1%
Middle..........................  45.3    51.7     53.4      47.3     44.8
Large...........................  10.3     9.9     10.5      10.1     11.2
Luxury..........................   9.4     9.4      9.5      11.4     12.9
                                 -----   -----    -----     -----    -----
Total Ford U.S. Car Sales....... 100.0%  100.0%   100.0%    100.0%   100.0%
                                 =====   =====    =====     =====    =====

     As shown in the first table above, the percentages of industry sales in the various car segments have remained relatively stable since 1990. As shown in the second table above, Ford's proportion of sales in 1994 has increased in the small segment and decreased in the middle segment, reflecting lower sales of Tempo and Topaz models, which were discontinued in 1994.

                                     U.S. Industry Truck Sales by Segment
                                 ------------------------------------------
                                           Years Ended December 31
                                 ------------------------------------------
                                  1994    1993     1992      1991     1990
                                  ----    ----     ----      ----     ----
Compact pickup..................  18.5%   18.9%    20.8%     22.4%    22.9%
Compact van/utility.............  40.4    41.1     40.1      38.8     34.7
Full-Size pickup................  26.3    24.8     24.2      25.1     26.0
Full-Size van/utility...........   9.9    10.6     10.6       9.4     11.4
Medium/Heavy....................   4.9     4.6      4.3       4.3      5.0
                                 -----   -----    -----     -----    -----
Total U.S. Industry Truck Sales. 100.0%  100.0%   100.0%    100.0%   100.0%
                                 =====   =====    =====     =====    =====


                                     Ford Truck Sales by Segment in U.S.
                                 ------------------------------------------
                                           Years Ended December 31
                                 ------------------------------------------
                                  1994    1993     1992      1991     1990
                                  ----    ----     ----      ----     ----
Compact pickup..................  17.8%   19.7%    17.0%     18.5%    19.8%
Compact van/utility.............  33.5    32.6     33.5      31.5     25.3
Full-Size pickup................  33.4    32.6     33.6      35.8     36.8
Full-Size van/utility...........  12.5    12.4     13.1      11.7     14.9
Medium/Heavy....................   2.8     2.7      2.8       2.5      3.2
                                 -----   -----    -----     -----    -----
Total Ford U.S. Truck Sales..... 100.0%  100.0%   100.0%    100.0%   100.0%
                                 =====   =====    =====     =====    =====

     As shown in the tables above, for both the industry and Ford, the compact van/utility segment has grown significantly since 1990, while the full-size segments (pickups and van/utility) have declined slightly as a percentage of total truck sales.

     Market Share Data. The following tables show changes in car and truck market shares of United States and foreign-based manufacturers for the years indicated:

                                                 U.S. Car Market Shares*
                                         --------------------------------------
                                                 Years Ended December 31
                                         --------------------------------------

                                          1994    1993    1992    1991    1990
                                          ----    ----    ----    ----    ----
U.S. Manufacturers (Including Imports)
  Ford.................................   21.8%   22.3%   21.8%   20.1%   21.1%
  General Motors.......................   34.0    34.1    34.6    35.6    35.6
  Chrysler.............................    9.0     9.8     8.3     8.6     9.2
                                         -----   -----   -----   -----   -----
    Total U.S. Manufacturers...........   64.8    66.2    64.7    64.3    65.9
Foreign-Based Manufacturers**
  Japanese.............................   29.6    29.1    30.1    30.2    27.9
  All Other............................    5.6     4.7     5.2     5.5     6.2
                                         -----   -----   -----   -----   -----
     Total Foreign-Based Manufacturer..   35.2    33.8    35.3    35.7    34.1
                                         -----   -----   -----   -----   -----
     Total U.S. Car Retail Deliveries..  100.0%  100.0%  100.0%  100.0%  100.0%
                                         =====   =====   =====   =====   =====

                                                U.S. Truck Market Shares*
                                         --------------------------------------
                                                 Years Ended December 31
                                         --------------------------------------
                                          1994    1993    1992    1991    1990
                                          ----    ----    ----    ----    ----
U.S. Manufacturers (Including Imports)
  Ford.................................   30.1%   30.5%   29.7%   28.9%   29.3%
  General Motors.......................   30.9    31.4    32.2    32.9    34.3
  Chrysler.............................   21.7    21.4    21.1    18.5    17.3
  Navistar International...............    1.3     1.3     1.3     1.4     1.5
  All Other............................    1.8     1.6     1.4     1.3     1.4
                                         -----   -----   -----   -----   -----
    Total U.S. Manufacturers...........   85.8    86.2    85.7    83.0    83.8

Foreign-Based Manufacturers**
  Japanese.............................   13.5    13.2    13.8    16.5    15.6
  All Other............................    0.7     0.6     0.5     0.5     0.6
                                         -----   -----   -----   -----   -----
    Total Foreign-Based Manufacturers..   14.2    13.8    14.3    17.0    16.2
                                         -----   -----   -----   -----   -----
    Total U.S. Truck Retail Deliveries.  100.0%  100.0%  100.0%  100.0%  100.0%
                                         =====   =====   =====   =====   =====

                                      U.S. Combined Car and Truck Market Shares*
                                      ------------------------------------------
                                                Years Ended December 31
                                      ------------------------------------------
                                          1994    1993    1992    1991    1990
                                          ----    ----    ----    ----    ----
U.S. Manufacturers (Including Imports)
  Ford.................................   25.2%   25.5%   24.7%   23.2%   23.9%
  General Motors.......................   32.7    33.1    33.7    34.6    35.2
  Chrysler.............................   14.3    14.4    13.1    12.0    12.0
  Navistar International...............    0.5     0.5     0.5     0.5     0.5
  All Other............................    0.8     0.7     0.5     0.5     0.5
                                         -----   -----   -----   -----   -----
    Total U.S. Manufacturers...........   73.5    74.2    72.5    70.8    72.1

Foreign-Based Manufacturers**
  Japanese.............................   22.9    22.8    24.0    25.5    23.7
  All Other............................    3.6     3.0     3.5     3.7     4.2
                                         -----   -----   -----   -----   -----
    Total Foreign-Based Manufacturers..   26.5    25.8    27.5    29.2    27.9
                                         -----   -----   -----   -----   -----
    Total U.S. Car and Truck Retail
    Deliveries........................   100.0%  100.0%  100.0%  100.0%  100.0%
- --------------------                     =====   =====   =====   =====   =====

* All U.S. retail sales data are based on publicly available information from the American Automobile Manufacturers Association, the media and trade publications.
** Share data include cars and trucks assembled and sold in the U.S. by Japanese-based manufacturers selling through their own dealers as well as vehicles imported by them into the U.S. "All Other" includes primarily companies based in various European countries and in Korea and Taiwan.

     Japanese Competition.   The market share of Ford and other domestic
manufacturers in the U.S. is affected by sales from Japanese manufacturers. As shown in the table above, the share of the U.S. combined car and truck industry held by the Japanese manufacturers increased from 23.7% in 1990 to 25.5% in 1991, but declined to 22.9% in 1994, reflecting in part the effects of the strengthening of the Japanese yen on the prices of vehicles produced by the Japanese manufacturers.

     In the 1980s and continuing in the 1990s, Japanese manufacturers added assembly capacity in North America (frequently referred to as "transplants") in response to a variety of factors, including export restraints, the significant growth of Japanese car sales in the U.S. and international trade considerations. In response to the strengthening of the Japanese yen to the U.S. dollar, Japanese manufacturers are continuing to add production capacity (particularly in the profitable truck segments) in the United States. Production in the U.S. by Japanese transplants reached about 2.4 million units in 1994 and is expected to increase gradually over the next several years.

     Marketing Incentives and Fleet Sales. As a result of intense competition from new product offerings (from both domestic and foreign manufacturers) and the desire to maintain economic production levels, automotive manufacturers that sell vehicles in the U.S. have provided marketing incentives (price discounts) to retail and fleet customers (i.e., daily rental companies, commercial fleets, leasing companies and governments). Marketing incentives are particularly prevalent during periods of economic downturns, when excess capacity in the industry tends to exist.

     Ford's U.S. and Canada marketing costs as a percentage of gross sales revenue for each of 1994, 1993 and 1992 were: 8.5%, 9.9% and 10.9%, respectively. During the 1983-1988 period, such costs as a percentage of sales revenue were in the 4% to 7% range. In 1991, marketing costs peaked at 14% of gross revenues. "Marketing costs" include (i) marketing incentives such as retail rebates and special financing rates, (ii) reserves for residual guaranties on retail vehicle leases; (iii) reserves for costs and/or losses associated with obligatory repurchases of certain vehicles sold to daily rental companies and (iv) costs for advertising and sales promotions.

     Sales by Ford to fleet customers were as follows for the years indicated:

                                                                           Ford Fleet Sales
                                                            ---------------------------------------------
                                                                        Years Ended December 31
                                                            ---------------------------------------------
                                                            1994      1993      1992      1991      1990
                                                            ----      ----      ----      ----      ----
          Units Sold.....................                 924,000   881,000   882,000   782,000   821,000
          Percent of Ford's
            Total Car and Truck Sales....                      24%       25%       28%       27%       24%

Fleet sales generally are less profitable than retail sales and sales to daily rental companies generally are less profitable than sales to other fleet purchasers. The mix between sales to daily rental companies and other fleet sales has been about evenly split in recent years.

     Warranty Coverages. In recent years, due to competitive pressures, vehicle manufacturers have both expanded the coverages and extended the terms of warranties on vehicles sold in the U.S. Ford presently provides warranty coverage on most vehicles sold by it in the U.S that extends for 36 months or 36,000 miles (whichever occurs first) and covers nearly all components of the vehicle. Different warranty coverages are provided on vehicles sold outside the U.S. In addition, as discussed below under "Governmental Standards - Mobile Source Emissions Control", the Federal Clean Air Act requires a useful life of 10 years or 100,000 miles (whichever occurs first) for emissions equipment on vehicles sold in the U.S. As a result of these coverages and the increased concern for customer satisfaction, costs for warranty repairs, emissions equipment repairs and customer satisfaction actions ("warranty costs") can be substantial. Estimated warranty costs for each vehicle sold by Ford are accrued at the time of sale. Such accruals, however, are subject to adjustment from time to time depending on actual experience.

Europe

     Europe is the largest market for the sale of Ford cars and trucks outside the United States. The automotive industry in Europe is intensely competitive; for the past 12 years, the top six manufacturers have each achieved a car market share in about the 10% to 16% range. (Manufacturers' shares, however, vary considerably by country.) This competitive environment is expected to intensify further as Japanese manufacturers, which together had a European car market share of 11% for 1994, increase their production capacity in Europe and import restrictions on Japanese built-up vehicles gradually are removed in total by December 31, 1999.

     In 1994, European car industry sales were 11.8 million cars, up 6% from 1993 levels. Truck sales were 1.4 million units, up 6% from 1993 levels. Ford's European car share for 1994 was 11.8%, compared with 11.5% for 1993, and its European truck share for 1994 was 14.7%, compared with 14.6% for 1993.

     For Ford, Great Britain and Germany are the most important markets within Europe, although the Southern European countries are becoming increasingly significant. Any adverse change in the British or German market has a significant effect on total automotive profits. For 1994 compared with 1993, total industry sales were up 8% in Great Britain and unchanged in Germany.

Other Foreign Markets

     Mexico and Canada. Mexico and Canada also are important markets for Ford. Generally, industry conditions in Canada closely follow conditions in the U.S. market. In 1994, industry sales of cars and trucks in Canada were up 5% from 1993 levels, slightly less than the increase of 8% in the U.S. over the same period. Mexico has been a growing market. In 1994, industry sales were up 2% to 619,000 units. However, substantial devaluation of the Mexican peso in late 1994 created a high level of uncertainty regarding economic activity in Mexico. Although the long-term outlook remains positive, industry volume is expected to be down substantially in 1995. Ongoing financial effects of the devaluation on Ford are expected to be unfavorable; the magnitude of these will be dependent in large part upon overall economic conditions and the extent to which the Mexican government permits price increases.

     The North American Free Trade Agreement ("NAFTA") became effective January 1, 1994. NAFTA unites Canada, Mexico and the United States into the world's largest trading region by phasing out regulations which restricted trade between Mexico and the U.S. and Canada. The Company believes that NAFTA will benefit the economies of the three countries and the North American automobile industry in particular. In 1994, Ford had 28,448 export sales to Mexico, compared with none in 1993.

     South America. Brazil, Argentina and Venezuela are the principal markets for Ford in South America. The economic environment in those countries has been volatile in recent years, leading to large variations in profitability. Results also have been influenced by government actions to reduce inflation and public deficits, and improve the balance of payments. In 1994, Ford's profitability in the region improved compared with 1993, primarily reflecting strong results in Brazil and Argentina. Autolatina (Ford's joint venture with Volkswagen AG in Brazil and Argentina) remained the market leader in Brazil. Industry sales in Brazil and Argentina were at record levels in 1994. In Brazil, the economic plan implemented in late 1993 has had a stabilizing effect on the Brazilian economy and has reduced inflation, but the ongoing success of the plan remains uncertain. In addition, duties on vehicles imported into Brazil have declined progressively from 85% in 1990 to 32% in 1995. As a result, imports have been and are expected to continue to gain a progressively larger share of the car market in Brazil.

     Ford and Volkswagen have agreed on a separation process leading toward dissolution of Autolatina in Brazil and Argentina by year-end 1995. See Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information concerning this plan for dissolution. Ford's future results in the region largely will be dependent on the political and economic environments in Brazil and Argentina, which historically have been unpredictable.

     Asia-Pacific. In the Asia-Pacific region, Australia, Taiwan and Japan are the principal markets for Ford products. In 1994, Ford was the car market share leader in Australia with a 22.9% car market share and a 20.3% combined car and truck market share. In Taiwan (where sales of built-up vehicles manufactured in Japan are prohibited), Ford had a combined car and truck market share in 1994 of 16.3%. Ford's principal competition in the Asia-Pacific region has been the Japanese manufacturers. It is anticipated that the continuing relaxation of import restrictions (including duty reductions) in Australia and Taiwan will intensify competition in those markets.

     Ford believes that the Asia-Pacific region offers many important opportunities for the future. Ford believes that China is strategically important to Ford's long-term success in the Asia-Pacific region. Ford China Operations was established in 1994 to coordinate all of Ford's activities in China. In 1994, Ford invested in automotive component manufacturing joint ventures in China (automotive interior trim, automotive glass and automotive electronic/audio components) and purchased a 6.5% equity interest in Mahindra and Mahindra Limited, an automotive and tractor manufacturer in India. Ford is continuing to investigate additional automotive component manufacturing and vehicle assembly opportunities in those markets as well as others. In addition, Ford is expanding the number of right-hand-drive vehicles it will offer in Japan, including the Probe, Explorer and Taurus models.

     Ford's relationship with Mazda Motor Corporation, in which it has held a 25% ownership interest since 1979, has been a key element of Ford's presence in the Asia-Pacific region. Recent management appointments by Mazda of Ford-nominated executives have been made to improve coordination of business and product plans in the Asia-Pacific region.

     Africa. In late 1994, Ford re-entered the South African market by acquiring a 45% equity interest in South African Motor Corporation (Pty.) Limited ("SAMCOR"). SAMCOR is an assembler of Ford and other manufacturers' vehicles in South Africa.

                         Financial Services Operations

Ford Motor Credit Company

     Ford Credit is a wholly owned subsidiary of Ford. It provides wholesale financing and capital loans to franchised Ford dealers and other dealers associated with such franchisees and purchases retail installment sale contracts and retail leases from them. Ford Credit also makes loans to vehicle leasing companies, the majority of which are affiliated with such dealers. In addition, a wholly owned subsidiary of Ford Credit provides these financing services in the U.S. to other vehicle dealers. More than 80% of all new vehicles financed by Ford Credit are manufactured by Ford or its affiliates.
In addition to vehicle financing, Ford Credit makes loans to affiliates of Ford, finances certain receivables of Ford and its subsidiaries and offers diversified financing services which are managed by USL Capital, a wholly owned subsidiary of Ford Holdings. Ford Credit also manages the activities of a number of international credit affiliates of Ford and the insurance business of American Road, a wholly owned subsidiary of Ford Holdings.

     Ford Credit financed the following percentages of new Ford cars and trucks sold or leased at retail and sold at wholesale in the United States during each of the past five years:

                                       Years ended December 31
                                -------------------------------------

                                1994    1993    1992    1991    1990
                                ----    ----    ----    ----    ----
      Retail*.................  36.6%   38.5%   37.7%   35.2%   31.4%
      Wholesale...............  81.5    81.4    77.6    74.9    71.0

      _________________________
      * As a percentage of total sales and leases, including cash sales.

     Ford Credit's finance receivables and investments in operating leases were as follows at the dates indicated (in millions):

                                                              December 31,
                                                       --------------------------
                                                          1994             1993
                                                       ---------        ---------
       Finance receivables
            Retail                                      $40,567          $38,609
            Wholesale                                    15,253           11,699
            Diversified                                   2,738            2,626
            Other                                         4,264            3,681
                                                        -------          -------
              Total finance receivables                  62,822           56,615

       Loan origination costs, net                          156              125
       Unearned income                                   (5,371)          (5,263)
       Allowance for credit losses                         (660)            (718)
                                                        -------          -------
              Finance receivables, net                  $56,947          $50,759
                                                        =======          =======

       Investments in operating leases                  $24,853          $15,773
       Accumulated depreciation                          (4,603)          (2,974)
       Allowance for credit losses                         (256)            (198)
                                                        -------          -------
              Investments in operating
               leases, net                              $19,994          $12,601
                                                        =======          =======

     Installments on finance receivables, including interest, past-due 60 days or more and the aggregate receivable balances related to such past-due installments were as follows at the dates indicated (in millions):

                             December 31, 1994          December 31, 1993
                          -----------------------    -----------------------
                          Installments   Balances    Installments   Balances
                          ------------   --------    ------------   --------
      Retail                  $27         $183           $10         $ 98
      Diversified               5            8            13           56
      Other                     1            7            24           95
                              ---         ----           ---         ----
             Total            $33         $198           $47         $249
                              ===         ====           ===         ====

     The following table sets forth information concerning Ford Credit's credit loss experience with respect to the various categories of financing during the years indicated (dollar amounts in millions):

                                                          Years Ended or at December 31,
                                                          ------------------------------
                                                           1994        1993        1992
                                                          ------      ------      ------
      Net losses
             Retail*                                       $221        $213        $298
             Wholesale                                        1          (4)         15
             Diversified                                      2          14          23
             Other                                            5           5           6
                                                           ----        ----        ----
      Total                                                $229        $228        $342
                                                           ====        ====        ====


       Net losses as a percentage of
         average receivables
          Retail*                                          0.38%       0.46%       0.75%
          Total finance receivables*                       0.30        0.35        0.60
       Provision for credit losses                         $247        $270        $418
       Allowance for credit losses                          916         916         916
       Allowance as a percent of
         net receivables*                                  1.18%       1.42%       1.66%

       _______________________
       *Includes investments in operating leases.

     An analysis of Ford Credit's allowance for credit losses on finance receivables and operating leases is as follows for the years indicated (in millions):

                                                           1994        1993        1992
                                                          ------      ------      ------
       Beginning balance                                  $ 916       $ 916       $ 825
             Additions                                      247         270         418
             Deductions
               Losses                                       378         392         476
               Recoveries                                  (149)       (164)       (134)
                                                          -----       -----       -----
                Net losses                                  229         228         342
       Other changes, including
         reclassifications and
         amounts related to finance
         receivables sold                                    18          42         (15)
                                                          -----       -----       -----
             Net deductions                                 247         270         327
                                                          -----       -----       -----
       Ending balance                                     $ 916       $ 916       $ 916
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

     The long-term senior debt of Ford and Ford Credit is rated "a1" and "A+" and Ford Credit's commercial paper is rated "Prime-1" and "A-1" by Moody's Investors Service, Inc. and Standard & Poor's Ratings Group, respectively.

     Ford and Ford Credit have a profit maintenance agreement which provides for payments by Ford to the extent required to maintain Ford Credit's earnings at specified minimum levels. No payments were required under the agreement during the period 1988 through 1994.

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

     Ford Credit Europe's finance receivables and investments in operating leases were as follows at the dates indicated (in millions):

                                                              December 31,
                                                       --------------------------
                                                          1994             1993
                                                       ---------        ---------
       Finance receivables
            Retail                                      $ 9,356          $ 7,143
            Wholesale                                     4,615            3,724
            Other                                           234              100
                                                        -------          -------
              Total finance receivables                  14,205           10,967

       Loan origination costs, net                           85               63
       Unearned income                                   (1,159)            (955)
       Allowance for credit losses                         (162)            ( 89)
                                                        -------          -------
              Finance receivables, net                  $12,969          $ 9,986
                                                        =======          =======

       Investments in operating leases                  $ 1,010          $   818
       Accumulated depreciation                            (231)            (212)
       Allowance for credit losses                           (7)              (1)
                                                        -------          -------
              Investments in operating
               leases, net                              $   772          $   605
                                                        =======          =======

     An analysis of Ford Credit Europe's allowance for credit losses in finance receivables and operating leases is as follows for the years indicated (in millions):

                                                           1994        1993        1992
                                                          ------      ------      ------
       Beginning balance                                   $ 90        $123        $145
             Additions                                       50          46          62
             Net losses                                     (66)        (72)        (51)
             Other changes                                   95          (7)        (33)
                                                           ----        ----        ----
       Ending balance                                      $169        $ 90        $123
                                                           ====        ====        ====

Ford Holdings, Inc.

     Ford Holdings was incorporated on September 1, 1989 for the principal purpose of acquiring, owning and managing certain assets of Ford. All the outstanding common stock of Ford Holdings, representing 75% of the combined voting power of all classes of capital stock, is owned, directly or indirectly, by Ford. The balance of the capital stock, consisting of preferred stock, is held by persons other than Ford and accounts for the remaining 25% of the total voting power. Ford Holdings' primary activities consist of consumer and commercial financing operations, insurance underwriting and equipment leasing through its wholly owned subsidiaries, The Associates, American Road and USL Capital.

Associates First Capital Corporation

     The Associates conducts its operations primarily through its principal operating subsidiary, Associates Corporation of North America. The Associates' primary business activities are consumer finance, commercial finance and insurance underwriting. The consumer finance operation is engaged in making and investing in residential real estate-secured loans to individuals, making secured and unsecured installment loans to individuals, purchasing consumer retail installment obligations, investing in credit card receivables, financing manufactured housing purchases and providing other consumer financial services. The commercial finance operation is principally engaged in financing sales of transportation and industrial equipment and leasing, and providing other financial services, including automobile club and relocation services. The insurance operation is engaged in underwriting credit life, credit accident and health, property, casualty and accidental death and dismemberment insurance, principally for customers of the finance operations of The Associates.

     The Associates' finance receivables were as follows at the dates indicated (in millions):

                                                                       December 31,
                                                                -------------------------
                                                                   1994            1993
                                                                ---------       ---------
     Consumer finance
       Residential real estate-secured receivables                $12,003         $10,626
       Direct installment and credit card receivables               7,200           6,060
       Manufactured housing and other
        installment receivables                                     4,864           3,810
                                                                  -------         -------
             Total consumer finance receivables                    24,067          20,496
     Commercial finance
       Heavy-duty truck receivables                                 5,001           4,334
       Other industrial equipment receivables                       5,877           4,743
                                                                  -------         -------
             Total commercial finance receivables                  10,878           9,077
                                                                  -------         -------
     Gross receivables                                             34,945          29,573
     Unearned finance income                                       (3,769)         (3,208)
                                                                  -------         -------
     Net finance receivables                                      $31,176         $26,365
                                                                  =======         =======

     Allowance for losses on finance receivables                  $   944         $   809

     Credit loss experience, net of recoveries, of The Associates' finance business was as follows for the years indicated (dollar amounts in millions):

                                                 Years Ended or at December 31,
                                                 ------------------------------
                                                  1994        1993        1992
                                                 ------      ------      ------
     NET CREDIT LOSSES
       Consumer finance
        Amount                                   $ 456       $ 372       $ 383
        % of average net receivables              2.33%       2.19%       2.64%
        % of receivables liquidated               3.09        3.41        4.57
       Commercial finance
        Amount                                   $   8       $  22       $  42
        % of average net receivables               .09%        .30%        .64%
        % of receivables liquidated                .08         .26         .61
       Total net credit losses
        Amount                                   $ 464       $ 394       $ 425
        % of average net receivables              1.62%       1.61%       2.02%
        % of receivables liquidated               1.84        2.03        2.80
     ALLOWANCE FOR LOSSES
       Balance at end of period                  $ 944       $ 809       $ 699
        % of net receivables                      3.03%       3.07%       3.06%

     The following table shows total gross balances contractually delinquent sixty days and more by type of business at the dates indicated (dollar amounts in millions):

                        Consumer Finance     Commercial Finance           Total
                      -------------------   --------------------   -------------------

                      Balances Delinquent   Balances Delinquent    Balances Delinquent
                       60 Days and More       60 Days and More       60 Days and More
                      -------------------   --------------------   -------------------
                      Gross       % of      Gross       % of       Gross       % of
                      Amount  Outstandings  Amount  Outstandings   Amount Outstandings
                      ------  ------------  ------  ------------   ------ ------------
      At December 31,
      1994             $443      1.84%       $31        .28%        $474     1.36%
      1993              363      1.77         48        .53          411     1.39

     An analysis of The Associates' allowance for losses on finance receivables is as follows for the years indicated (in millions):

                                                 1994         1993        1992
                                                ------       ------      ------
   Beginning balance                             $809         $699        $591
     Additions                                    577          477         513
     Recoveries                                   101           88          72
     Losses                                      (565)        (482)       (497)
     Other adjustments, primarily
       reserves of acquired businesses             22           27          20
                                                 ----         ----        ----
   Ending balance                                $944         $809        $699
                                                 ====         ====        ====


USL Capital Corporation

     USL Capital, a diversified commercial leasing and financing organization, originally incorporated in 1956, was acquired by Ford in 1987 and was transferred to Ford Holdings in 1989. The primary operations of USL Capital include the leasing, financing, and management of office, manufacturing and other general-purpose business equipment; commercial fleets of automobiles, vans, and trucks; large-balance transportation equipment (principally commercial aircraft, rail, and marine equipment); industrial and energy facilities; and essential-use equipment for state and local governments. It also provides intermediate-term, first-mortgage loans on commercial properties and invests in corporate preferred stock and senior and subordinated debt instruments. Certain of these financing transactions are carried on the books of Ford affiliates.

     The following table sets forth certain information regarding USL Capital's earning assets, credit losses, and delinquent accounts at the dates indicated (dollar amounts in millions):

                                                                          December 31,
                                                                 --------------------------------
                                                                   1994       1993         1992
                                                                 --------   --------     --------
   Total earning assets
     Investments in finance leases - net                          $2,435     $2,364       $2,075
     Investments in operating leases - net                           712        695          558
     Investments in leveraged leases - net                           266        191            4
     Notes receivable                                                825        721          502
     Investments in securities                                       700        563          329
     Inventory held for sale or lease                                 87         55           97
     Investments in associated companies                              18         18           20
                                                                  ------     ------       ------
         Total                                                    $5,043     $4,607       $3,585
                                                                  ======     ======       ======

   Allowance for doubtful accounts
     Beginning balance                                            $   55     $   40       $   30
     Additions                                                         8         25           19
     Deductions                                                       (5)       (10)          (9)
                                                                  ------     ------       ------
         Ending balance                                           $   58     $   55       $   40
                                                                  ======     ======       ======

   Allowance for doubtful accounts
     as a percent of earning assets                                  1.2%       1.2%         1.1%

   Total balance over 90 days past due
     at year end                                                  $   37     $   44       $   49
   Percent of earning assets                                         0.7%       1.0%         1.4%


The American Road Insurance Company

     American Road was incorporated as a wholly owned subsidiary of Ford Credit in 1959 and was transferred to Ford Holdings in 1989. The operations of American Road consist primarily of underwriting floor plan insurance related to substantially all new vehicle inventories of dealers financed at wholesale by Ford Credit in the United States and Canada, credit life and disability insurance in connection with retail vehicle financing, and insurance related to retail contracts sold by automobile dealers to cover vehicle repairs. In addition, Ford Life Insurance Company ("Ford Life"), a wholly owned subsidiary of American Road, offers deferred annuities which are sold primarily through banks and brokerage firms. The obligations of Ford Life, including annuities, are guaranteed by American Road. In addition, American Road has agreed to maintain Ford Life's surplus and capital at levels necessary to meet applicable insurance regulations.

     The following table summarizes the revenues and net income of American Road (in millions):

              Premiums     Investment      Annuities and                   Net
               Earned        Income         Other Income      Total      Income
               ------        ------         ------------      -----      ------
    1994       $376          $ 41              $159           $576        $ 58(a)
    1993        465           141               130            736          79
    1992        519           175                42            736          63(b)
    1991        706           211                 2            919         126
    1990        764           149                 4            917         103
    _____________

    (a) Includes an increase of $26 million for nonrecurring recovery of income taxes in 1994 from prior years.
    (b) Includes an increase of $16 million resulting from the cumulative effect of adopting new accounting rules on income taxes.

     The detail of premiums earned by American Road was as follows (in millions):

                                   1994     1993     1992     1991     1990
                                   ----     ----     ----     ----     ----
     Extended service contracts    $148     $211     $217     $318     $355
     Physical damage                119      139      176      227      228
     Credit life and disability     109      115      126      161      181
                                   ----     ----     ----     ----     ----
          Total                    $376     $465     $519     $706     $764
                                   ====     ====     ====     ====     ====


The Hertz Corporation

     On March 8, 1994, Ford purchased from Commerzbank Aktiengellschaft, a German bank, additional shares of common stock of Hertz aggregating 5% of the total outstanding voting stock, thereby bringing Ford's ownership of the total voting stock of Hertz to 54% from 49%. On April 29, 1994, Ford acquired 20% of Hertz' common stock from Park Ridge Limited Partnership, and Hertz redeemed the common stock (26%) and preferred stock of Hertz owned by AB Volvo for $145 million. These transactions resulted in Hertz becoming a wholly owned subsidiary of Ford. In addition, a $150 million subordinated promissory note of Hertz held by Ford Credit was exchanged for $150 million of preferred stock of Hertz. Because the Company was a principal shareholder of Hertz prior to these transactions, there was no significant change in the relationship between Ford and Hertz. Prior to these transactions, Hertz had been accounted for on an equity basis as part of the Automotive segment. Hertz' operating results, assets, liabilities and cash flows were consolidated as part of the Financial Services segment effective March 31, 1994.

     Hertz was incorporated in 1967 and is a successor to corporations which were engaged in the automobile and truck leasing and rental business since 1924. Hertz' affiliates, independent licensees and associates are engaged principally in the business of renting automobiles and renting and leasing trucks, without drivers, in the U.S. and in over 150 foreign countries. Collectively, they operate what Hertz believes is the largest rent-a-car business in the world and one of the largest one-way truck rental businesses in the U.S. In addition, through its wholly owned subsidiary, Hertz Equipment Rental Corporation, Hertz operates what it believes to be the largest business in the U.S. involving the rental, lease and sale of construction and materials handling equipment. Other activities of Hertz include the sale of its used vehicles, the leasing of automobiles, and providing claim management and telecommunications services in the U.S.

     Revenue earning equipment is used in the rental of vehicles and construction equipment and the leasing of vehicles under closed-end leases where the disposition of the vehicles upon termination of the lease is for the account of Hertz.

     The cost and accumulated depreciation of revenue earning equipment were as follows for the nine months ended December 31, 1994 (in millions):

                                        Revenue Earning Equipment
                                 ----------------------------------------
                                            Accumulated
                                    Cost    Depreciation   Net Book Value
                                 ---------  ------------   --------------
    Balance, March 31, 1994      $ 4,211       $ 441         $ 3,770

         Additions                 5,002         554           4,448
         Retirements and other    (4,402)       (444)         (3,958)
                                 -------       -----         -------

    Balance, December 31, 1994   $ 4,811       $ 551         $ 4,260
                                 =======       =====         =======

Granite Management Corporation

     Granite, a savings and loan holding company organized in Delaware in 1959, was acquired by Ford in December 1985. It is a wholly owned subsidiary of Ford.

     Until September 30, 1994, the principal asset of Granite was the capital stock of First Nationwide Bank, A Federal Savings Bank, since known as Granite Savings Bank (the "Bank"). On September 30, 1994, substantially all of the assets of the Bank were sold to, and substantially all of the liabilities of the Bank were assumed by, First Madison Bank, FSB ("First Madison").

     The stated sale price for the Bank was $1.1 billion, slightly higher than tangible net book value at December 31, 1993. In total, Ford retained, through Granite, approximately $1.2 billion of commercial real estate and other assets as of the closing date. These retained assets generally are of lower quality than those included in the sale. In addition, for the three-year period ending in November 1996, First Madison has the option of requiring Granite to repurchase up to $500 million of the assets included in the sale that become nonperforming. This repurchase obligation is guaranteed by Ford.

     The sale of the Bank resulted in an after-tax charge of $440 million against Ford's 1994 first quarter earnings, reflecting the nonrecovery of goodwill and reserves for estimated losses on the assets retained and to be repurchased by Granite. These assets will be liquidated over time as market conditions permit. Historically, Granite (including the Bank) has not had a significant effect on Ford's operating results.


                             Governmental Standards


      A number of governmental standards and regulations relating to safety, corporate average fuel economy ("CAFE"), emissions control, noise control, damageability and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale in the United States, Europe and elsewhere. In addition, manufacturing and assembly facilities in the United States, Europe and elsewhere are subject to stringent standards regulating air emissions, water discharges and the handling and disposal of hazardous substances. Such facilities in the United States also are subject to a comprehensive federal-state permit program relating to air emissions.

     Mobile Source Emissions Control -- United States Requirements. As amended in November 1990, the Federal Clean Air Act (the "Clean Air Act" or the "Act") imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States. In addition, the Act requires that emissions equipment for vehicles sold in the U.S. have a minimum "useful life" during which compliance with the applicable standards must be achieved. Passenger cars, for example, must comply for 10 years or 100,000 miles, whichever first occurs. The Act prohibits, among other things, the sale in or importation into the United States of any new motor vehicle or engine which is not covered by a certificate of conformity issued by the United States Environmental Protection Agency (the "EPA").

     The Act also may require production of certain new cars and trucks capable of operating on fuels other than gasoline or diesel fuel ("alternative fuels") under a pilot test program to be conducted in California beginning in the 1996 model year. Under this pilot program, each manufacturer will be required to sell its pro rata share of 150,000 alternate fuel vehicles in each of the 1996, 1997 and 1998 model years and its pro rata share of 300,000 alternate fuel vehicles in each model year thereafter. The Act also authorizes certain states to establish programs to encourage the purchase of such vehicles.

     Motor vehicle emissions standards even more stringent than those presently in effect will become effective as early as the 2004 model year, unless the EPA determines that such standards are not necessary, technologically feasible or cost-effective.

     The Act authorizes California to establish unique emissions control standards that, in the aggregate, are at least as stringent as the federal standards if it secures the requisite waiver of federal preemption from the EPA. The Health and Safety Code of the State of California prohibits, among other things, the sale to an ultimate purchaser who is a resident of or doing business in California of a new motor vehicle or engine which is intended for use or registration in that state which has not been certified by the California Air Resources Board (the "CARB"). The CARB received a waiver from the EPA for a series of passenger car and light truck emissions standards (the "low emission vehicle", or "LEV", standards), effective beginning between the 1994 and 2003 model years, that are significantly more stringent than those prescribed by the Act for the corresponding periods of time. These California standards are intended to promote the development of various classes of low emission vehicles. California also requires that a specified percentage of each manufacturer's vehicles produced for sale in California, beginning at 2% in 1998 and increasing to 10% in 2003, must be "zero-emission vehicles" ("ZEVs"), which produce no emissions of regulated pollutants.

     Electric vehicles are the only presently known type of zero-emission vehicles. However, despite intensive research activities, technologies have not been identified that would allow manufacturers to produce an electric vehicle that either meets customer expectations or is commercially viable.
Such vehicles likely will run on lead-acid batteries with a limited range (well under 100 miles per recharge in optimal conditions), have a long recharge time (up to 8 hours), lack substantial infrastructure support (home and public facilities for recharging) and have a significant cost premium over conventional vehicles. To comply with the mandate, manufacturers may have to offer substantial discounts on electric vehicles, selling them well below cost, or increase the price or curtail the sale of nonelectric vehicles.

     As part of its State Implementation Plan ("SIP"), California is considering more stringent standards for medium duty trucks. Adoption of such standards could require Ford to accelerate implementation of costly and unproven technology and incur additional recall and warranty expenses or preclude the sale in California of some medium duty trucks. Further action by California on SIP provisions could similarly impact light duty vehicles and heavy trucks.

     The California emissions standards present significant technological challenges to manufacturers and compliance may require costly actions that would have a substantial adverse effect on Ford's sales volume and profits.

     The Act also permits other states which do not meet national ambient air quality standards to adopt new motor vehicle emissions standards identical to those adopted by California, if such states lawfully adopt such standards two years before commencement of the affected model year. A group of twelve northeastern states and the District of Columbia, the Ozone Transport Commission (the "OTC"), organized under provisions of the Act, petitioned the EPA to require California LEV standards in that region. There are major problems with transferring California standards to the Northeast -- many dealers sell vehicles in neighboring states and the range of present ZEVs is greatly diminished (by more than 50 percent) in cold weather. Also, the Northeast states have refused to adopt the California reformulated (i.e., cleaner burning) gasoline requirement -- the absence of which makes the task of meeting standards even more difficult. California LEV standards (including the ZEV requirements) already have been adopted in New York and Massachusetts.

     To mitigate these problems, the automobile industry proposed to voluntarily meet emissions standards nationwide that are more stringent than those required by the Act. The proposal was based on using technology developed to meet the California LEV standards, but adjusting for the absence of the California reformulated gasoline and ZEV requirements. While there was a general receptivity to the industry's proposal, some of the states are insisting on either a ZEV mandate or a guarantee that "advanced technology" vehicles will be sold in their states.

     In December 1994, the EPA granted the OTC petition to impose California LEV standards, while at the same time urging states and manufacturers to agree on a national approach which the EPA described as "environmentally superior" to the California standards. The states will have until February 1996 to decide between the two approaches.

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

     European Requirements. The European Union has established standards which, in many cases, require motor vehicle emissions control equipment similar to that used in the U.S. These standards are of generally equivalent stringency to 1983 model year U.S. standards for gasoline-powered vehicles and 1987 model year standards for diesel-powered vehicles. New more stringent vehicle emissions standards were established by the European Union in March 1994. These new standards apply to new vehicle homologations beginning January 1, 1996 and to new vehicle registrations beginning January 1, 1997 and are of generally equivalent numerical stringency to 1994 model year U.S. standards. The European Commission also is examining proposals for more stringent emissions standards and enforcement procedures (the "Stage III Directive"). It is proposed that the Stage III Directive would become effective beginning in 2000 for new vehicle homologations and 2001 for new vehicle registrations. European Union member countries are permitted to provide "green" incentives for the purchase of vehicles that comply with the new standards before their effective date. Certain other European countries also have established, and may in the future establish, unique automotive emissions standards.

     Certain European countries, including member countries of the European Union, are conducting in-use emissions testing to ascertain compliance of motor vehicles with applicable emissions standards. These actions could lead to recalls of vehicles and the future costs of related repairs or inspections could be substantial.

     Motor Vehicle Safety -- Under the National Traffic and Motor Vehicle Safety Act of 1966, as amended (the "Safety Act"), the National Highway Traffic Safety Administration (the "Safety Administration") is required to establish appropriate federal motor vehicle safety standards that are practicable, meet the need for motor vehicle safety and are stated in objective terms. The Safety Act prohibits the sale in the United States of any new motor vehicle or item of motor vehicle equipment that does not conform to applicable federal motor vehicle safety standards. Compliance with many safety standards is costly because doing so tends to conflict with the need to reduce vehicle weight in order to meet stringent emissions and fuel economy standards. The Safety Administration also is required to make a determination on the basis of its investigation whether motor vehicles or equipment contain defects related to motor vehicle safety or fail to comply with applicable safety standards and, generally, to require the manufacturer to remedy any such condition at its own expense. The same obligation is imposed on a manufacturer which learns that motor vehicles manufactured by it contain a defect which the manufacturer decides in good faith is related to motor vehicle safety. There currently are pending before the Safety Administration a number of major investigations relating to alleged safety defects or alleged noncompliance with applicable safety standards in vehicles built, imported or sold by Ford. The cost of recall programs to remedy safety defects or noncompliance, should any be determined to exist as a result of certain of such investigations, could be substantial.

     Canada, the European Union, individual member countries within the European Union and other countries in Europe, Latin America and the Asia-Pacific markets also have safety standards applicable to motor vehicles and are likely to adopt additional or more stringent standards in the future. The cost of complying with these standards, as well as the cost of any recall programs to remedy safety defects or noncompliance, could be substantial.

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

     The Cost Savings Act established a passenger car CAFE standard of 27.5 mpg for the 1985 and later model years, which the Safety Administration asserts it has the authority to amend to a level it determines to be the "maximum feasible" level (considering the following factors: technological feasibility, economic practicality, the effect of other federal motor vehicle standards on fuel economy, and the need of the nation to conserve energy). Pursuant to the Cost Savings Act, the Safety Administration has established CAFE standards applicable to light trucks (under 8,500 lbs. GVW) for the following model years (on a combined two-wheel drive/four-wheel drive basis): 1995 - 20.6 mpg, 1996
- - 20.7 mpg and 1997 - 20.7 mpg.

     Although Ford expects to be able to comply with the foregoing CAFE standards, there are factors that could jeopardize its ability to comply. These factors include the possibility of changes in market conditions, including a shift in demand for larger vehicles and a decline in demand for small and middle-size vehicles; or conversely, a shortage of reasonably priced gasoline resulting in a decreased demand for more profitable vehicles and a corresponding increase in demand for relatively less profitable vehicles.

     It is anticipated that efforts may be made to raise the CAFE standard because of concerns for CO2 emissions, energy security or other reasons. President Clinton's Climate Change Action Plan ("CCAP") sets a goal to improve new vehicle fuel efficiency in an amount equivalent to at least 2% per year over a 10 to 15 year period, using a combination of regulatory and nonregulatory measures. The Safety Administration is considering significant increases in the truck CAFE standard for the 1988 - 2006 model years that could be as high as 28 mpg by the 2006 model year. If the CCAP goals are partially or fully implemented through increases in the CAFE standard, or if significant increases in car or light truck CAFE standards for subsequent model years otherwise are imposed, Ford would find it necessary to take various costly actions that would have substantial adverse effects on its sales volume and profits. For example, Ford could find it necessary to curtail or eliminate production of larger family-size and luxury passenger cars and full-size light trucks, restrict offerings of engines and popular options, and continue or increase market support programs for its most fuel-efficient passenger cars and light trucks.

     The European Union and its member countries also are examining measures to reduce C02 emissions, some of which may affect the automotive industry. These may include proposals: to limit CO2 exhaust emissions for vehicles to 120g/km by 2005 (which translates into fuel economy requirements of approximately 5L/100 km for gasoline engines and 4.5L/100 km for diesel engines); to improve fuel economy for vehicles by as much as 15% over the 1995-2005 period and/or by as much as 25% in one or more markets over the 1990-2005 period; and for member countries to increase fuel taxes. Some of these proposals, if adopted, would result in Ford having to take costly actions that could have substantial adverse effects on its sales volume and profits.

     The U.S. Energy Tax Act of 1978, as amended, imposes a federal excise tax on automobiles which do not achieve prescribed fuel economy levels. Additional legislative proposals could be introduced that, if enacted, would increase excise taxes or create economic disincentives to purchase any except the least fuel consuming vehicles. Because of the uncertainties and variables inherent in testing for fuel economy and the uncertain effect on fuel economy of other government requirements, it is not possible to predict the amount of excise tax, if any, which may be incurred.

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

    European Stationary Source Environmental Control -- The European Union (now including Finland, Sweden and Austria) by Directives and Regulations, and individual member countries by legislation and regulations, impose requirements on waste and hazardous wastes, incineration, packaging, landfill, soil pollution, integrated pollution control, air emissions standards, import/export and use of dangerous substances, air and water quality standards, noise, environmental management systems, energy efficiency, emissions reporting, and planning and permitting. Additional or more stringent requirements (including tax measures and civil liability schemes for cleaning polluted sites) are likely to be adopted in the future. The cost of complying with these standards could be substantial.

     Climate Change Convention -- In response to the requirements of the United Nations Climate Change Convention held in Brazil in 1992, national governments are examining ways to reduce potential global warming risks. These actions may restrict the use of certain chemicals that are used as refrigerants (in vehicles and buildings) and cleaning solvents, such as R-134a.

     Worldwide Regulatory Compatibility -- Ford's efforts to develop new markets and increase imports are impeded by incompatible automotive safety, environmental and other product regulatory standards. At present, differing standards either restrict the vehicles Ford can export to serve new markets or increase the cost and complexity to do so. Also, vehicle safety is a priority with customers in North America, Europe and key Asia-Pacific markets and better global understanding of real-world accidents and injuries is a competitive necessity.

     The "traditional" and developed automotive markets have developed their own bodies of regulation. In Europe, two sets of vehicle regulations exist:
1) European Union directives, which must be accepted by the member countries; and 2) United Nations Economic Commission for Europe (ECE) regulations, which may be accepted by the member countries. Although European Union directives and ECE regulations generally are aligned, some variations exist in the manner in which they are interpreted and enforced by each member country. The United States and Canada use a substantially different regulatory system, and Japan and Australia use a hybrid of the ECE system.

     The ECE regulations are generally recognized outside the above markets. Countries in the process of defining motor vehicle regulations, such as China, India, Malaysia and Russia, are adopting ECE (versus U.S.) regulations. As a result, U.S.-built vehicles have to be modified for these markets.

     The U.S. and Europe have shown limited willingness to accept each other's regulations, and negotiations for acceptance of U.S. regulations as being functionally equivalent to the ECE standards in emerging markets have had limited success.

     Pollution Control Costs -- During the period 1995 through 1999, Ford expects that approximately $800 million will be spent on its North American and European facilities to comply with air and water pollution and hazardous waste control standards which now are in effect or are scheduled to come into effect. Of this total, Ford estimates that approximately $170 million will be spent in 1995 and $220 million will be spent in 1996.


                                Employment Data

     In 1994, Ford's worldwide average employment increased to 337,778 from 321,925 in 1993. The increase in average employment for 1994 resulted primarily from the inclusion of Hertz as a consolidated subsidiary beginning April 1, 1994. Worldwide payrolls were $15.8 billion in 1994, an increase of $2.1 billion from 1993.

     Average employment by geographic area in 1994 compared with 1993 levels was as follows:

                                                1994           1993
                                              -------        -------
             United States                    180,460        166,593
             Canada                            16,840         15,747
             Europe                           102,738         99,527
             Latin-America                     24,605         27,321
             Asia Pacific                      13,135         12,737
                                              -------        -------
                 Total                        337,778        321,925
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


                            Research and Development

     Ford and certain of its subsidiaries have staffs of professional employees whose activities are directed primarily to the improvement of the performance (including fuel efficiency), safety and comfort of the products of those companies and to the development of new products, and also have staffs of scientists engaged in basic research. Extensive engineering, research and design facilities are maintained for these purposes. Principal among them are the engineering, research and design centers of Ford at Dearborn, Michigan; of Ford Motor Company, Limited at Dunton, England; and of Ford Werke A.G. at Merkenich, Germany.

     In 1994, 1993 and 1992, $5.2 billion, $5.0 billion and $4.3 billion, respectively, were charged to income of Ford and its consolidated subsidiaries for Ford-sponsored research and development activities relating to the development of new products and services and the improvement of existing products and services. In addition, $38 million, $55 million and $46 million were charged to income in 1994, 1993 and 1992, respectively, for customer-sponsored research and development activities.

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

Item 3. Legal Proceedings

     Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company and its subsidiaries, including those arising out of alleged defects in the Company's products, governmental regulations relating to safety, emissions and fuel economy, financial services, employment-related matters, intellectual property rights, product warranties and environmental matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions or other relief which, if granted, would require very large expenditures. See Item 1, "Business--Governmental Standards". Included among the foregoing matters are the following:

     Product Matters -- Ford is a defendant in various actions for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years. The damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $1 billion at December 31, 1994.

     Ford is a defendant in various actions involving the alleged propensity of Bronco II utility vehicles to roll over. The damages specified in these actions, including both actual and punitive damages, aggregated approximately $911 million at December 31, 1994.

     In some of the actions described in the foregoing paragraphs no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum. In addition to the pending actions, accidents have occurred and claims have arisen which also may result in lawsuits in which such a defect may be alleged.

     Ford is a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and other products
containing asbestos.   Damages specified by plaintiffs in complaints in these
actions, including both actual and punitive damages, aggregated approximately $214 million at December 31, 1994. (In some of these actions no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum.) As distinguished from most lawsuits against Ford, in most of these asbestos-related cases, Ford is but one of many defendants, and many of these co-defendants have substantial resources.

     Environmental Matters -- Ford has received a notice from a government environmental enforcement agency concerning a matter which potentially involves monetary sanctions exceeding $100,000. The agency believes a Ford facility may have violated regulations relating to the management of certain of the facility's wastes.

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

     In 1992, Ford was sued in federal court in Nevada by an individual patent owner seeking damages and an injunction for alleged infringement of four U.S. patents characterized by the individual as covering machine vision inspection technologies, including bar code reading. Ford filed a declaratory judgment action in the same court to have those patents and several other patents directed to machine vision and laser uses declared invalid, unenforceable and not infringed. The individual counterclaimed, alleging infringement of the patents added by Ford and several additional patents. If the patent holder were to prevail, Ford could be required to pay substantial damages of an as yet indeterminate amount and could become subject to an injunction preventing future uses of any process or product found to be covered by a valid patent.

     Currently pending against Ford are three purported class action lawsuits that allege defects in the paint processes used with respect to certain vehicles manufactured by Ford. One lawsuit, pending in Texas state court, is limited to Texas purchasers who allegedly experienced paint chipping or peeling. The other two lawsuits (one pending in federal court in Louisiana, and one pending in federal court in Alabama) are nationwide in scope and also allege defects claimed to result in paint chipping and peeling. All three lawsuits appear to be focusing on vehicles painted with high-build electrocoat systems and seek unspecified compensatory and punitive damages and unspecified injunctive relief. Cumulatively, the three lawsuits apparently cover certain F-Series/Bronco, Ranger/Bronco II and Mustang vehicles for several model years beginning in 1984. If the plaintiffs were to prevail in these lawsuits, Ford could be required to pay substantial damages.

     Ford has been served with various private purported class action lawsuits seeking economic damages (including damages for diminution in value and rescission of purchase agreements) on behalf of Bronco II vehicle owners relating to the alleged propensity of such vehicles to roll over. The purported classes include all Bronco II owners in the United States. Each lawsuit expressly excludes personal injury claimants, whose claims are discussed above. Several of the lawsuits seek recovery of unspecified punitive damages. In addition, several of the lawsuits seek an order requiring the Company to recall and retrofit these vehicles. A settlement has been reached in each of these matters, subject to final court approval.

     The Federal Trade Commission and the Department of Justice have advised Ford that they are investigating the retail vehicle financing credit practices of Ford and Ford Credit for compliance with the Equal Credit Opportunity Act and Regulation B thereunder.

Item 4.  Submission of Matters to a Vote of Security Holders

             Not required.

Item 4A.  Executive Officers of the Registrant

     The executive officers of the Registrant and their respective positions and ages at March 25, 1995 are shown in the table below:

                                                                            Present
                                                                            Position
                                                                            with the
                                                                           Registrant
       Name                               Position                         Held Since                    Age
       ----                               --------                         ----------                    ---
Alex Trotman                        Chairman of the Board                  November 1993                 61
  (1)(2)                             of Directors, President
                                     and Chief Executive
                                     Officer
                                    Director

Louis R. Ross                       Vice Chairman and Chief                January 1993                  63
  (2)                                Technical Officer
                                    Director

W. Wayne Booker                     Executive Vice President--             October 1992                  60
                                     International Automotive
                                     Operations

Edward E. Hagenlocker               Executive Vice President               May 1994                      55
                                     (President, Ford Automotive
                                     Operations)

Peter J. Pestillo                   Executive Vice President--             January 1993                  57
                                     Corporate Relations

Kenneth Whipple                     Executive Vice President               March 1988                    60
                                     (President, Ford
                                     Financial Services Group)

John M. Devine                      Group Vice President and               October 1994                  50
                                    Chief Financial Officer

Jacques A. Nasser                   Group Vice President--                 May 1994                      47
                                    Product Development

William E. Odom                     Group Vice President--Ford             December 1993                 59
                                     and Chairman of the Board
                                     of Directors and Chief
                                     Executive Officer, Ford
                                     Motor Credit Company




                                                                            Present
                                                                            Position
                                                                            with the
                                                                           Registrant
       Name                                    Position                    Held Since                    Age
       ----                                    --------                    ----------                    ---
Robert L. Rewey                     Group Vice President--                 December 1993                 56
                                     Marketing and Sales
                                     Operations

Robert H. Transou                   Group Vice President--                 May 1994                      55
                                     Manufacturing

Albert Caspers                      Vice President--Ford and               May 1994                      62
                                     Chairman of the Board of
                                     Directors, Ford of Europe
                                     Incorporated

Kenneth R. Dabrowski                Vice President-- Commercial            May 1994                      51
                                     Truck Vehicle Center

James D. Donaldson                  Vice President--Large Front            May 1994                      52
                                     Wheel Drive Vehicle Center

Norman F. Ehlers                    Vice President--Facilities,            May 1994                      57
                                     Materials and Services
                                     Purchasing

James E. Englehart                  Vice President--Light Truck            May 1994                      58
                                     Vehicle Center

Edsel B. Ford II                    Vice President--Ford and               December 1993                 46
  (2)                                President and Chief
                                     Operating Officer, Ford
                                     Motor Credit Company
                                    Director

Ronald E. Goldsberry                Vice President--General                February 1994                 52
                                     Manager, Ford Customer
                                     Service Division

Elliott S. Hall                     Vice President--Washington             July 1987                     56
                                     Affairs

John A. Hall                        Vice President--Employee               November 1993                 57
                                     Relations





                                                                            Present
                                                                            Position
                                                                            with the
                                                                           Registrant
       Name                               Position                         Held Since                    Age
       ----                               --------                         ----------                    ---
John T. Huston                      Vice President--Powertrain             May 1994                      52
                                     Operations

Kenneth K. Kohrs                    Vice President--Real Wheel             May 1994                      56
                                     Drive Car Vehicle Center

Malcolm S. Macdonald                Treasurer                              January 1995                  55

Frank E. Macher                     Vice President--General Manager,       May 1994                      54
                                     Automotive Components Division

Keith C. Magee                      Vice President--General                February 1994                 48
                                     Manager, Lincoln-Mercury
                                     Division

John W. Martin, Jr                  Vice President--General                April 1989                    58
                                     Counsel

Carlos E. Mazzorin                  Vice President--Production             May 1994                      53
                                     Purchasing

David N. McCammon                   Vice President--Finance                October 1987                  60

W. Dale McKeehan                    Vice President--Vehicle                May 1994                      57
                                     Operations

John P. McTague                     Vice President--Technical              March 1990                    56
                                     Affairs

John A. Oldfield                    Vice President--Ford and               February 1994                 58
                                     Chairman, Aston Martin
                                     Lagonda Limited

Richard Parry-Jones                 Vice President--Small/Medium           May 1994                      43
                                     Vehicle Center

Helen O. Petrauskas                 Vice President--Environmental          March 1983                    50
                                     and Safety Engineering

Murray L. Reichenstein              Vice President--Controller             January 1991                  57





                                                                            Present
                                                                            Position
                                                                            with the
                                                                           Registrant
       Name                               Position                         Held Since                    Age
       ----                               --------                         ----------                    ---
Neil W. Ressler                     Vice President--Advanced               May 1994                      55
                                     Vehicle Technology

John M. Rintamaki                   Secretary                              July 1993                     53

Ross H. Roberts                     Vice President--General                May 1991                      57
                                     Manager, Ford Division

Robert P. Sparvero                  Vice President                         January 1995                  54

David W. Scott                      Vice President--Communications         December 1994                 54

Charles W. Szuluk                   Vice President--Process                May 1994                      52
                                     Leadership

John J. Telnack                     Vice President--Design                 August 1993                   57

Thomas J. Wagner                    Vice President--Customer               February 1994                 56
                                     Communication and
                                     Satisfaction

Dennis W. Wilkie                    Vice President--Business               December 1994                 52
                                     Development Office


__________________
(1) Also Chairman of the Organization Review and Nominating Committee of the Board of Directors.
(2)   Also a member of the Finance Committee of the Board of Directors.

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

                                    PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

     The Common Stock of Ford presently is listed on the New York and Pacific Coast Stock Exchanges in the United States; the Tokyo Stock Exchange in Japan; and on certain stock exchanges in Belgium, France, Germany, Switzerland and the United Kingdom. Ford is considering, however, the withdrawal of its Common Stock from listing and registration on certain of these foreign stock exchanges.

     The high and low sales prices for Ford Common Stock and the dividends paid per share of Common and Class B Stock for each full quarterly period in the years indicated were as follows (in each case, adjusted to reflect a 2-for-1 stock split in the form of a 100% stock dividend on Ford's Common and Class B Stock effective June 6, 1994):

                                               1994                                1993
                               ----------------------------------  ----------------------------------
                               First    Second   Third    Fourth   First    Second   Third    Fourth
                               Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
                               -------  -------  -------  -------  -------  -------  -------  -------
Common Stock price per share*
     High                      $35 1/16 $31 1/8  $32 3/4  $30      $26 3/4  $28 1/4  $28 7/8  $33 1/16
     Low                        28 1/2   26 3/4   26 1/8   25 5/8   21 1/2   24 7/8   24 3/16  27 3/8
Dividends per share of
 Common and Class B Stock      $0.20    $0.225   $0.225   $0.26    $0.20    $0.20    $0.20    $0.20

___________________________
*Prices reflect New York Stock Exchange Composite Transactions

     As of February 1, 1995, stockholders of record of Ford included 260,260 holders of Common Stock and 109 holders of Class B Stock.

Item 6.  Selected Financial Data

     The following tables set forth selected financial data and other data concerning Ford for each of the last ten years (dollar amounts in millions except per share amounts):


SUMMARY OF OPERATIONS            1994       1993      1992      1991     1990       1989     1988       1987      1986      1985
                                 ----       ----      ----      ----     ----       ----     ----       ----      ----      ----
AUTOMOTIVE
Sales                         $107,137    $91,568   $84,407   $72,051   $81,844   $82,879   $82,193   $71,797   $62,868   $52,915
Operating income/(loss)          5,826      1,432    (1,775)   (3,769)      316     4,252     6,612     6,256     4,142     2,902
Income/(Loss) before income
  taxes and cumulative
  effects of changes in
  accounting principles          5,997      1,291    (1,952)   (4,052)      275     5,155     7,312     6,499     4,300     3,154
Income/(Loss) before
  cumulative effects of
  changes in accounting
  principles (1)                 3,824        940    (1,534)   (3,186)       99     3,175     4,609     3,767     2,512     2,012
Net income/(loss)                3,824        940    (8,628)   (3,186)       99     3,175     4,609     3,767     2,512     2,012


FINANCIAL SERVICES
Revenues                       $21,302    $16,953   $15,725   $16,235   $15,806   $13,267   $10,253   $ 8,096   $ 6,826   $ 4,700
Income before income taxes
  and cumulative effects
  of changes in accounting
  principles                     2,792      2,712     1,825     1,465     1,221       874     1,031     1,385     1,321       861
Income before cumulative
  effects of changes in
  accounting principles          1,484      1,589     1,032       928       761       660       691       858       773       504
Net income                       1,484      1,589     1,243       928       761       660       691       858       773       504


TOTAL COMPANY
Income/(Loss) before
  income taxes and
  cumulative effects of
  changes in accounting
  principles                   $ 8,789    $ 4,003   $  (127)  $(2,587)  $ 1,495   $ 6,030   $ 8,343   $ 7,885   $ 5,620   $ 4,015
Provision/(Credit) for
  income taxes                   3,329      1,350       295      (395)      530     2,112     2,999     3,226     2,324     1,487
Minority interests                 152        124        80        66       105        82        44        34        12        13

Income/(Loss) before
  cumulative effects of
  changes in accounting
  principles (1)                $5,308    $ 2,529   $  (502)  $(2,258)  $   860   $ 3,835   $ 5,300   $ 4,625   $ 3,285   $ 2,515
Cumulative effects of
  changes in accounting
  principles                         -          -    (6,883)        -         -         -         -         -         -         -
Net income/(loss)                5,308      2,529    (7,385)   (2,258)      860     3,835     5,300     4,625     3,285     2,515


TOTAL COMPANY DATA PER
  SHARE OF COMMON AND
  CLASS B STOCK  (2)
Income/(Loss) before
  cumulative effects
  of changes in
  accounting principles         $ 4.97    $  2.27   $ (0.73)  $ (2.40)  $  0.93   $  4.11   $  5.48   $  4.53   $  3.08   $  2.27
Income/(Loss)
  Assuming no dilution            4.97       2.27     (7.81)    (2.40)     0.93      4.11      5.48      4.53      3.08      2.27
  Assuming full dilution          4.44       2.10     (7.81)    (2.40)     0.92      4.06      5.40      4.46      3.03      2.20
Cash dividends                    0.91       0.80      0.80      0.98      1.50      1.50      1.15      0.79      0.56      0.40
Common stock price range
  (NYSE)
   . High                      35 1/16    33 1/16    24 1/2    18 7/8    24 5/8    28 3/8    27 1/2    28 1/4    15 7/8     9 7/8
   . Low                       25 5/8     21 1/2     13 7/8    11 3/4    12 1/2    20 3/4    19 1/8    14 1/4     9         6 3/4
Average number of shares
  of Common and Class B
  stock outstanding
  (in millions)                  1,010        986       972       952       926       934       968     1,022     1,066     1,108

- ------------------------
(1) 1989 includes an after-tax loss of $424 million from the sale of Rouge Steel Company.
(2) Share data have been adjusted to reflect stock dividends and stock splits.

SUMMARY OF OPERATIONS, CONT.   1994      1993       1992       1991      1990      1989      1988      1987      1986       1985
                               ----      ----       ----       ----      ----      ----      ----      ----      ----       ----
TOTAL COMPANY BALANCE
  SHEET DATA AT YEAR END
Assets
  Automotive                $ 68,371   $ 61,737   $ 57,170   $ 52,397  $ 50,824  $ 45,819  $ 43,128  $ 39,734  $ 34,021   $ 29,297
  Financial Services         150,983    137,201    123,375    122,032   122,839   115,074   100,239    76,260    59,211     45,797
    Total Assets            $219,354   $198,938   $180,545   $174,429  $173,663  $160,893  $143,367  $115,994  $ 93,232   $ 75,094
Long-term debt
  Automotive                $  7,103   $  7,084   $  7,068   $  6,539  $  4,553  $  1,137  $  1,336  $  2,058  $  2,467   $  2,459
  Financial Services          58,104     47,900     42,369     43,680    40,779    37,784    30,777    26,009    19,128     13,753
Stockholders' equity  (3)     21,659     15,574     14,753     22,690    23,238    22,728    21,529    18,493    14,860     12,269

TOTAL COMPANY FACILITY
  AND TOOLING DATA
Capital expenditures for
  facilities (excluding
  special tools)            $  5,236   $  4,339   $  3,613   $  3,611  $  4,702  $  4,412  $  3,148  $  2,415  $  2,179   $  2,385
Depreciation                   7,207      5,456      4,658      3,956     3,185     2,720     2,458     2,107     1,859      1,559
Expenditures for special
  tools                        3,310      2,475      2,177      2,236     2,556     2,354     1,634     1,343     1,285      1,417
Amortization of special
  tools                        2,129      2,012      2,097      1,822     1,695     1,509     1,335     1,353     1,293        948

TOTAL COMPANY EMPLOYEE
  DATA - WORLDWIDE
Payroll                     $ 15,785   $ 13,750   $ 13,754   $ 12,850  $ 14,014  $ 13,327  $ 13,010  $ 11,670  $ 11,290   $ 10,175
Total labor costs             22,896     20,065     19,850     17,998    18,962    18,152    18,108    16,567    15,610     14,033
Average number of employees  337,778    321,925    325,333    331,977   369,547   366,641   358,939   350,320   382,274    369,314

TOTAL COMPANY EMPLOYEE
  DATA - U.S. OPERATIONS
Payroll                     $ 10,396   $  8,888   $  8,015   $  7,389  $  8,309  $  8,650  $  8,473  $  7,762  $  7,704   $  7,213
Average number of employees  180,460    166,593    158,377    156,079   180,104   188,286   185,540   180,838   181,476    172,165
Average hourly labor
  costs  (4)
  Earnings                  $  21.81   $  20.94   $  19.92   $  19.10  $  18.44  $  17.77  $  17.39  $  16.50  $  16.12   $  15.70
  Benefits                     19.12      18.12      19.24      17.97     14.12     13.21     13.07     12.38     11.01      10.75

  Total hourly labor costs  $  40.93   $  39.06   $  39.16   $  37.07  $  32.56  $  30.98  $  30.46  $  28.88  $  27.13   $  26.45

- -----------------
(3) The cumulative effects of changes in accounting principles reduced equity by $6,883 million in 1992.
(4)     Per hour worked (in dollars).  Excludes data for subsidiary companies.

SUMMARY OF VEHICLE SALES  (5)
(UNITS IN THOUSANDS)               1994      1993       1992      1991      1990      1989      1988      1987      1986     1985
                                   ----      ----       ----      ----      ----      ----      ----      ----      ----     ----
NORTH AMERICA  (6)
   CARS
    United States                  2,077     1,950     1,841     1,605     1,847     2,186     2,377     2,171     2,094     1,941
    Canada                           124       130       128       154       143       189       204       198       194       195
    Mexico                            49        51        67        55        51        47        32        17        21        36

    TOTAL CARS                     2,250     2,131     2,036     1,814     2,041     2,422     2,613     2,386     2,309     2,172

   TRUCKS
    United States                  2,199     1,874     1,520     1,260     1,420     1,523     1,541     1,481     1,404     1,260
    Canada                           156       126       108       104       114       138       145       151       127       120
    Mexico                            42        39        59        57        37        40        31        18        23        34

    TOTAL TRUCKS                   2,397     2,039     1,687     1,421     1,571     1,701     1,717     1,650     1,554     1,414

    TOTAL NORTH AMERICA            4,647     4,170     3,723     3,235     3,612     4,123     4,330     4,036     3,863     3,586


OUTSIDE NORTH AMERICA
    Germany                          938       831       924       969       980     1,023     1,008       900       862       770
    Britain                          463       422       473       482       481       516       507       484       438       422
    Spain                            302       211       311       341       335       310       282       276       268       266
    Australia                        130       127       120       109       157       159       136       134       143       177
    Taiwan                            86       114       114       103       104       100        80        59        35        24
    Japan                             34        53        67        96       108        91        62        51        44        39
    Other Countries  (7)              39        37        35        20        19        15        39       120       268       268

    TOTAL OUTSIDE NORTH AMERICA    1,992     1,795     2,044     2,120     2,184     2,214     2,114     2,024     2,058     1,966

TOTAL WORLDWIDE - CARS AND TRUCKS  6,639     5,965     5,767     5,355     5,796     6,337     6,444     6,060     5,921     5,552
TOTAL WORLDWIDE - TRACTORS  (8)        0         0         0        13        68        72        77        64        68        84
TOTAL WORLDWIDE FACTORY SALES      6,639     5,965     5,767     5,368     5,864     6,409     6,521     6,124     5,989     5,636

- ------------------------
   (5)  Includes units manufactured by other companies and sold by Ford.
   (6) Factory sales are shown by source of manufacture, except within North America. In North America, U.S. sales include exports from Canada, Mexico and Australia, Canadian sales include exports from the U.S. and Mexico and Mexican sales include exports from the U.S. and Canada
   (7) Unit sales for Brazil and Argentina are included through June 30, 1987. Excludes units sold by Autolatina, a joint venture in Brazil and Argentina in which Ford holds a 49% interest.
   (8)  Ford's tractor operation, Ford New Holland, was sold on May 6, 1991.

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

OVERVIEW

     The Company's worldwide net income in 1994 was a record $5,308 million, or $4.97 per share of Common and Class B Stock, compared with earnings of $2,529 million, or $2.27 per share in 1993. Fully diluted earnings per share were $4.44, compared with $2.10 a year ago. Sales and revenues totaled $128.4 billion in 1994, up 18% from 1993. Factory unit sales of cars and trucks were 6,639,000, up 674,000 or 11%.

     On June 6, 1994, a 2-for-1 stock split in the form of a 100% stock dividend on the Company's outstanding Common and Class B Stock became effective. Earnings per share for prior periods have been restated to reflect the stock split.

     The Company's financial results in 1994 showed substantial improvement compared with 1993. Improvements in U.S. Automotive operations included the favorable effects of higher industry volume and improved margins. Automotive operations outside the U.S. also improved. The improvement reflected primarily higher unit volume, lower manufacturing costs, and improved margins in Europe. Earnings from Financial Services operations were down $105 million compared with 1993, which was more than explained by a $440 million write-off for the disposition of First Nationwide Bank, discussed below. The write-off was offset largely by substantially improved earnings at the other operations.

     The Company continued to strengthen its competitive position through cost reduction programs and the development of new products. In 1994, capital spending for new products and facilities was up $1.7 billion from 1993. Automotive debt at the end of 1994 was $7.3 billion, down $0.7 billion from year-end 1993. Cash and marketable securities for the Company's Automotive segment totaled $12.1 billion, up $2.3 billion from year-end 1993.

     In 1994, the Company announced a reorganization of its Automotive operations, called "Ford 2000." Ford 2000 is a fundamental change intended to provide customers with a wider array of vehicles in more markets, assure full competitiveness in vehicle design, quality and value, and substantially reduce the cost of operating Ford's automotive business. The new structure reduces duplication of effort and facilitates best practices around the world by merging Ford's North American Automotive Operations, European Automotive Operations, and Automotive Components Group into a single organization, Ford Automotive Operations. The new organization became effective on January 1, 1995.

Fourth Quarter of 1994

     In the fourth quarter of 1994, the Company's worldwide net income was $1,569 million or $1.47 per share of Common and Class B Stock, compared with $719 million, or $0.65 per share in the fourth quarter of 1993.

     Worldwide Automotive operations earned $1,085 million in the fourth quarter of 1994, compared with $297 million a year ago. U.S. Automotive operations earned $720 million in the fourth quarter of 1994, compared with $669 million a year ago. The improved results for U.S. Automotive operations reflected higher industry volume. Automotive operations outside the U.S. earned $365 million, compared with a loss of $372 million a year ago. The improvement for Automotive operations outside the U.S. reflected higher unit volumes and lower manufacturing costs in Europe, improved operating results and nonrecurrence of restructuring charges at Jaguar and Ford of Australia, and a one-time gain of $110 million from the recent devaluation of the Mexican peso. Ford's European Automotive operations (excluding Jaguar) earned $11 million in the fourth quarter compared with a loss of $143 million in 1993.

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations (Continued)

     Financial Services earned a record $484 million in the fourth quarter of 1994, compared with $422 million a year ago.

     The consolidated financial statements on pages FS-1 through FS-30 should be read as an integral part of this review.

RESULTS OF OPERATIONS:  1994 COMPARED WITH 1993

Automotive Operations

     Net income from Ford's worldwide Automotive operations was $3,824 million in 1994 on sales of $107.1 billion, compared with $940 million in 1993 on sales of $91.6 billion.

     In the U.S., Ford's Automotive operations earned $3,040 million on sales of $73 billion, compared with $1,482 million in 1993 on sales of $61.6 billion. Higher vehicle production, reflecting increased industry sales, accounted for most of the improvement. Improved margins, reflecting mainly favorable material costs, manufacturing efficiencies, and lower marketing costs, were offset partially by higher costs for new products and related facilities. Results in 1993 included the one-time favorable effect of tax legislation ($171 million) for the restatement of U.S. deferred tax balances, and the gain on the sale of Ford's North American automotive seating and seat trim business ($73 million).

     The U.S. economy continued to grow at a modest rate in 1994, helping to maintain interest rates and inflation at comparatively low levels. Full-year U.S. car and truck industry volumes increased from 14.2 million units in 1993 to 15.4 million units in 1994. Over 70% of the increase in industry sales was attributable to trucks (including minivans, compact utility vehicles, full-size pickups, and compact pickups). Ford's share of the U.S. car market was 21.6%, down half of a point from 1993, reflecting lower shares for Tempo and Topaz, which were discontinued in 1994. The Company's U.S. truck share was 30.1%, down 4/10 of a point from 1993, reflecting capacity constraints on Explorer.

     Outside the U.S., Ford's Automotive operations earned $784 million in 1994 on sales of $34.1 billion, compared with a loss of $542 million in 1993 on sales of $30 billion. The improvement reflected primarily higher unit volumes, lower manufacturing costs, and improved margins in Europe. Ford's European Automotive operations (excluding Jaguar) earned $388 million, compared with a loss of $407 million in 1993. Results outside the U.S. in 1993 included restructuring charges at Jaguar ($174 million) and at Ford of Australia ($57 million), offset partially by the favorable one-time effect of a reduction in German tax rates ($59 million).

     Car and truck industry sales in Europe were 13.2 million units in 1994, compared with 12.6 million units in 1993. Ford's European car market share was 11.8% in 1994, up 3/10 of a point from 1993. Ford's European truck share improved 2/10 of a point to 14.8%.

     Ford and Volkswagen AG have agreed on a separation process leading toward dissolution of their Autolatina joint venture in Brazil and Argentina by year-end 1995. Since it was formed in 1987, the joint venture has been a successful and profitable participant in these volatile markets. Recent industry volume growth in Brazil and Argentina, however, has resulted in somewhat lower Autolatina market shares -- primarily because of capacity limitations and increased competitive action. It is not known at this time what effect, if any, the dissolution of Autolatina will have on Ford's future earnings. Historically, earnings in Brazil and Argentina have represented a significant portion of Ford's Automotive earnings outside the U.S. and Europe.

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations (Continued)

Financial Services Operations

     The Company's Financial Services operations earned $1,484 million in 1994, down $105 million from 1993. The decline was more than explained by the charge to net income of $440 million in 1994 related to the disposition of First Nationwide Bank. This charge, however, was offset largely by record earnings at Ford Credit, The Associates, USL Capital, and the consolidation of results for Hertz. Results in 1993 included an unfavorable one-time effect of $31 million from tax legislation in the U.S.

     Ford Credit's consolidated net income was a record $1,313 million in 1994, up $119 million from 1993. Ford Credit's financing operations earned a record $1,080 million in 1994, up $84 million from 1993. The improvements reflected primarily higher levels of earning assets, the one-time effect of the gain on sale of an interest in Manheim Auctions, Inc. (an auto auction company), the nonrecurrence of the one-time tax adjustment in 1993 for increased U.S. tax rates, and improved cost performance; partial offsets included lower net interest margins and lower gains from the sale of receivables. Ford Credit results also include $233 million from equity in the net income of affiliated companies, primarily Ford Holdings. Ford Holdings is a holding company that owns primarily The Associates, American Road, and USL Capital. Depreciation costs increased as a result of continued growth in operating leases; the related lease revenues more than offset the increased depreciation. The international operations managed by Ford Credit earned $241 million in 1994, up $42 million from 1993, reflecting primarily higher levels of earning assets and lower credit losses.

     The Associates earned a record $548 million in the U.S. in 1994, up $78 million from 1993. The increase reflected higher levels of earning assets and improved net interest margins. The international operations managed by The Associates earned $76 million in 1994, up $38 million from 1993, reflecting primarily higher levels of earning assets.

     USL Capital earned a record $109 million in 1994, up $32 million from 1993. The increase reflected higher earning assets, lower operating costs, and the nonrecurrence of the one-time tax adjustment in 1993 for increased U.S. tax rates. American Road earned $58 million in 1994, compared with $79 million in 1993. The decrease reflected primarily reduced investment income from capital gains.

     In April 1994, Hertz became a wholly-owned subsidiary of Ford. In 1994, Financial Services net income included $92 million for Hertz. In 1993, Automotive net income included $26 million for Hertz (reflecting Ford's prior equity interest).

     On September 30, 1994, substantially all of the assets of First Nationwide Bank, since known as Granite Savings Bank (the "Bank"), were sold to, and substantially all of the Bank's liabilities were assumed by, First Madison Bank, FSB ("First Madison"). The Bank is a wholly-owned subsidiary of Granite Management Corporation (formerly First Nationwide Financial Corporation) ("Granite"), which in turn is a wholly-owned subsidiary of Ford. In 1994, Granite incurred a loss of $484 million including a charge of $440 million related to the disposition of the Bank, reflecting the nonrecovery of goodwill and reserves for estimated losses on assets not included in the sale. Granite incurred a loss of $55 million in 1993.

HISTORICAL REFERENCE:  1993 COMPARED WITH 1992

     The Company's worldwide net income in 1993 was $2,529 million, or $2.27 per share of Common and Class B Stock, compared with a loss of $7,385 million, or $7.81 per share in 1992. Sales and revenues totaled $108.5 billion in 1993, up 8% from 1992. Factory unit sales of cars and trucks were 5,964,000, up 200,000 or 3%.

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations (Continued)

     In 1992, Ford adopted new accounting standards for postretirement benefits (principally retiree health care) and income taxes that resulted in a one-time charge to net income in 1992 for prior years of $6,883 million. Excluding the one-time effects of these accounting changes, the Company incurred a net loss of $502 million or $0.73 per share in 1992.

     The Company's financial results in 1993 showed substantial improvement compared with 1992. Improvements in U.S. Automotive operations included the favorable effects of higher industry volume, higher share, and improved margins. Automotive operations outside the U.S. also improved despite lower industry volumes in Europe. Earnings from Financial Services operations were a record and increased 54% compared with 1992.

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

     Full-year U.S. car and truck industry volumes increased from 13.1 million units in 1992 to 14.2 million units in 1993. Over 70% of the increase in industry sales was attributable to trucks (including minivans, compact utility vehicles, full-size pickups, and compact pickups). Ford's share of the U.S. car market was 22.3%, up half of a point from 1992. The Company's U.S. truck share was 30.5%, up 8/10 of a point from 1992.

     Outside the U.S., Ford's Automotive operations lost $542 million in 1993 on sales of $30 billion, compared with a loss of $1,129 million in 1992 on sales of $32.5 billion. Results improved despite a weak economy in Europe that resulted in the lowest level of industry sales in eight years. Savings from cost reduction actions in Europe and improved results in Latin America, reflecting primarily higher industry volume in Brazil, more than offset the effects of lower volume in Europe. The loss in 1993 included restructuring charges at Jaguar ($174 million) and at Ford of Australia ($57 million), offset partially by the favorable one-time effect of a reduction in German tax rates ($59 million). Losses in 1992 included a one-time restructuring charge of $334 million for planned reductions in employment levels in the Company's European Automotive operations.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations (Continued)

     Car and truck industry sales in Europe were 12.6 million units in 1993, compared with 15 million units in 1992. Ford's European car market share was 11.7% in 1993, up 2/10 of a point from 1992. Ford's European truck share improved 9/10 of a point to 12.6%.

Financial Services Operations

     The Company's Financial Services operations earned a record $1,589 million in 1993, up $557 million from 1992. Higher volume, reduced interest rates, lower operating costs and credit losses contributed to record earnings at Financial Services operations, including Ford Credit, The Associates, and USL Capital. Results in 1993 included an unfavorable one-time effect of $31 million from tax legislation in the U.S. Results in 1992 of $1,032 million excluded a favorable effect of $211 million associated with one-time accounting changes, mainly for income taxes, but include organizational restructuring charges relating to European Financial Services operations ($85 million).

     Ford Credit's consolidated net income was a record $1,194 million in 1993, up $302 million from 1992. Ford Credit's financing operations earned a record $996 million in 1993, up $259 million from 1992. Operating improvements resulted primarily from higher levels of earning assets, lower credit losses and higher gains on the sales of receivables, offset partially by the unfavorable effect of tax legislation in the U.S. and lower net interest margins. Ford Credit results also include $198 million from equity in the net income of affiliated companies, primarily Ford Holdings. The international operations managed by Ford Credit earned $199 million in 1993, up $11 million from 1992, primarily reflecting improved net interest margins and lower credit losses offset partially by the unfavorable effect of exchange rates.

     The Associates earned a record $470 million in the U.S. in 1993, up $77 million from 1992. The improvement was more than explained by improved credit losses and higher levels of earning assets. The international operations managed by The Associates earned $38 million in 1993, the same as in 1992.

     USL Capital earned a record $77 million in 1993, up $17 million from 1992. The improvement resulted primarily from higher earning assets and continued
operating cost reductions.    American Road earned $79 million in 1993,
compared with $47 million in 1992. The increase resulted primarily from improved underwriting experience in extended service plan and floor plan products.

     Granite incurred a loss of $55 million in 1993, compared with a loss of $81 million in 1992. The improvement resulted primarily from reduced borrowing costs, continued improvements in operating costs, a lower adjustment in 1993 to the carrying value of derivative securities and the gain on sale of certain branches. These factors were partially offset by lower levels of earning assets, lower yields from the reinvestment of FDIC proceeds, and a reduction in income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations

     Cash and marketable securities of the Company's Automotive operations were $12.1 billion at December 31, 1994, up $2.3 billion from December 31, 1993.
The Company paid $1.2 billion in cash dividends on its capital stock and contributed $1.7 billion to its U.S. pension plans and $300 million to its non-U.S. plans during 1994.

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations (Continued)

     Automotive capital expenditures were $8.3 billion in 1994, up $1.6 billion from 1993. During the next several years, the pace of spending for product change at Ford is expected to be at similar or higher levels.

     At December 31, 1994, Automotive debt totaled $7.3 billion, which was 25% of total capitalization (stockholders' equity and Automotive debt), compared with $8 billion, or 34% of total capitalization, at year-end 1993.

     At December 31, 1994, Ford (parent company only) had long-term contractually committed credit agreements in the U.S. under which $5.9 billion is available from various banks at least through June 30, 1999. The entire $5.9 billion may be used, at Ford's option, by either Ford or Ford Credit. As of December 31, 1994, these facilities were unused.

     Outside the U.S., Ford has additional long-term contractually committed credit-line facilities of approximately $2.5 billion. These facilities are available in varying amounts from 1995 through 1999; less than 1% was used at December 31, 1994.

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

     Ford Credit's outstanding commercial paper totaled $33.2 billion at December 31, 1994. Support facilities represent additional sources of funds, if required. At December 31, 1994, Ford Credit had approximately $21.1 billion of contractually committed facilities for use in the U.S., 76% of which are available through June 30, 1999. These facilities included $18.2 billion of revolving credit agreements with banks (which included $5.9 billion of Ford bank lines that may be used either by Ford or Ford Credit at Ford's option) and $2.9 billion of agreements to sell retail automotive receivables. At December 31, 1994, all of the U.S. facilities were unused. At December 31, 1994, international subsidiaries and other credit operations managed by Ford Credit had $8.1 billion of contractually committed support facilities available outside the U.S. At December 31, 1994, approximately 12% of these facilities were in use.

     At December 31, 1994, Ford Holdings had outstanding debt of $1.9 billion, all of which was long term. All of the Ford Holdings debt held by nonaffiliated persons is guaranteed by Ford. Ford Holdings had no contractually committed lines of credit at December 31, 1994. In 1994, Ford Holdings sold 2,000 shares of its Series D Cumulative Preferred Stock having an aggregate liquidation preference of $200 million, and sold 2,150 shares of its Flexible Rate Auction Preferred Stock, Series L, M, and N, having an aggregate liquidation preference of $215 million.

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations (Continued)

     At December 31, 1994, The Associates had contractually committed lines of credit with banks of $3.8 billion, with various maturities ranging from January 4, 1995 to December 31, 1995, none of which were utilized at December 31, 1994. Also, at December 31, 1994, The Associates had $4.4 billion of contractually committed revolving credit facilities with banks, with maturity dates ranging from February 1, 1995 through January 1, 2000, and $1 billion of contractually committed receivables sale facilities, $500 million of which are available through April 30, 1995 and $500 million of which are available through April 15, 1997; none of these facilities were in use at December 31, 1994. At December 31, 1994, foreign operations managed by The Associates had approximately $260 million of contractually committed support facilities available outside the U.S., of which about 20% were in use at December 31, 1994.

     At December 31, 1994, USL Capital had $1.5 billion of contractually committed credit facilities, 69% of which are available through September 1999. These facilities included $120 million of contractually committed receivables sale facilities, of which 100% were in use at December 31, 1994. At December 31, 1994, foreign operations managed by USL Capital had approximately $30 million of contractually committed support facilities available outside the U.S., of which about 84% were in use at December 31, 1994.

     American Road's principal sources of funds are insurance premiums, annuity deposits and investment income. American Road had no debt or credit lines at December 31, 1994.

     At December 31, 1994, Hertz had $2 billion of contractually committed credit facilities in the U.S., none of which were utilized at December 31, 1994. These facilities included $750 million and $1 billion of agreements with banks, which mature June 30, 1995 and June 30, 1999, respectively, and a $250 million revolving credit facility with Ford. At December 31, 1994, Hertz' foreign operations had approximately $488 million of contractually committed support facilities available outside the U.S., of which about 75% were in use at December 31, 1994.

ACCOUNTING CHANGES

      The Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board is considering an accounting issue that, depending on its outcome, could result in a significant one-time effect on Ford's reported financial results, but not its cash flow. The issue concerns timing of revenue recognition where a manufacturer sells a product to a dealer who in turn enters into an operating lease for the product with a retail customer, and the lease and title to the product are then sold by the dealer to the manufacturer (or a finance subsidiary of the manufacturer). Ford recognizes revenue upon the sale of vehicles to dealers, including vehicles that ultimately are leased under Ford Credit's retail leasing program. If the EITF decides that later timing of revenue recognition is required, Ford likely would be required to defer a substantial amount of revenue and income from these transactions, but without any impact on cash flow.

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements and Notes to Financial Statements of the Registrant and the Report of Independent Accountants that are filed as part of this Report are listed under Item 14. "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and are set forth on pages FS-1 through FS-31 immediately following the signature pages of this Report.

     Selected quarterly financial data of Ford and its consolidated subsidiaries for 1993 and 1994 are set forth in Note 19 of Notes to Financial Statements.


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


Item 13.  Certain Relationships and Related Transactions

     The information called for by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.    Financial Statements - Ford Motor Company and Subsidiaries

          Consolidated Statement of Income, for the years ended December 31, 1994, 1993 and 1992.

          Consolidated Balance Sheet, December 31, 1994 and 1993.

          Consolidated Statement of Cash Flows, for the years ended December 31, 1994, 1993 and 1992.

          Consolidated Statement of Stockholders' Equity, for the years ended December 31, 1994, 1993 and 1992.

          Notes to Financial Statements

          Report of Independent Accountants

     The Financial Statements, the Notes to Financial Statements and the Report of Independent Accountants listed above are filed as part of this Report and are set forth on pages FS-1 through FS-31 immediately following the signatures pages of this Report.

(a) 2.  Financial Statement Schedules

Designation                              Description
- -----------                              -----------

Supplemental
 Schedule               Condensed Financial Information of Subsidiary

     The Financial Statement Schedule listed above is filed as part of this Report and is set forth on page FSS-1 immediately following page FS-31. The schedules not filed are omitted because the information required to be contained therein is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.

(a) 3.  Exhibits

Designation               Description                                           Method of Filing
- -----------               -----------                                           ----------------

Exhibit 3-A      Restated Certificate of Incorporation,            Filed as Exhibit 4.1 to the Registrant's
                 of the Registrant dated June 6, 1994.             Registration Statement No. 33-55171.*

Exhibit 3-B      By-Laws of the Registrant as                      Filed as Exhibit 3-B to the Registrant's
                 amended through December 9, 1993.                 Annual Report on Form 10-K for the year
                                                                   ended December 31, 1993.*



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

Designation               Description                                          Method of Filing
- -----------               -----------                                          ----------------

Exhibit 4-A      Form of Deposit Agreement dated as of             Filed as Exhibit 4-E to the Registrant's
                 November 20, 1991 among Ford Motor                Registration Statement No. 33-43085.*
                 Company, Manufacturers Hanover Trust
                 Company, as Depositary, and the holders
                 from time to time of Depositary Shares,
                 each representing 1/1,000 of a share of
                 the Registrant's Series A  Cumulative
                 Convertible Preferred Stock.

Exhibit 4-B      Form of Deposit Agreement dated as of             Filed as Exhibit 4-E to the Registrant's
                 October 29, 1992 among Ford Motor                 Registration Statement No. 33-53092.*
                 Company, Chemical Bank, as Depositary,
                 and the holders from time to time of
                 Depositary Shares, each representing
                 1/2,000 of a share of the Registrant's
                 Series B Cumulative Preferred Stock.

Exhibit 10-A     Amended and Restated Agreement dated              Filed as Exhibit 10-A to the Registrant's
                 as of July 1, 1993 between the                    Annual Report on Form 10-K for the year
                 Registrant and Ford Credit.                       ended December 31, 1993.*

Exhibit 10-B     1985 Stock Option Plan of the Registrant.**       Filed as Exhibit 10-D to the Registrant's
                                                                   Annual Report on Form 10-K for the year
                                                                   ended December 31, 1985.*

Exhibit 10-B-1   Amendment dated as of March 8, 1990               Filed as Exhibit 10-C-1 to the Registrant's
                 to 1985 Stock Option Plan.**                      Annual Report on Form 10-K for the year
                                                                   ended December 31, 1989.*

Exhibit 10-C     Ford Motor Company Supplemental                   Filed as Exhibit 10-H to the Registrant's
                 Compensation Plan as amended through              Annual Report on Form 10-K for the year
                 May 8, 1986.**                                    ended December 31, 1986.*

Exhibit 10-C-1   Amendment to Ford Motor Company                   Filed as Exhibit 10-F-1 to the Registrant's
                 Supplemental Compensation Plan, dated             Annual Report on Form 10-K for the year
                 May 12, 1988.**                                   ended December 31,1988.*

Exhibit 10-C-2   Amendment to Ford Motor Company                   Filed as Exhibit 10-D-2 to the Registrant's
                 Supplemental Compensation Plan, dated             Annual Report on Form 10-K for the year
                 July 8, 1992**                                    ended December 31, 1992.*

Exhibit 10-D     Ford Motor Company Executive Separation           Filed with this Report.
                 Allowance Plan as amended through
                 December 9, 1993 for separations on
                 or after January 1, 1981.**





Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

Designation               Description                                                    Method of Filing
- -----------               -----------                                                    ----------------

Exhibit 10-E     Description of Company practices regarding        Filed as Exhibit 10-I to the Registrant's
                 club memberships for executives.**                Annual Report on Form 10-K for the year
                                                                   ended December 31, 1981.*

Exhibit 10-F     Description of Company practices regarding        Filed as Exhibit 10-J to the Registrant's
                 travel expenses of spouses of certain             Annual Report on Form 10-K for the year
                 executives.**                                     ended December 31, 1980.*

Exhibit 10-G     Ford Motor Company Deferred Compensation          Filed as Exhibit 10-L to the Registrant's
                 Plan for Non-Employee Directors, adopted          Annual Report on Form 10-K for the year
                 January 13, 1983.**                               ended December 31, 1982.*

Exhibit 10-G-1   Deferred Compensation Plan for Non-               Filed as Exhibit 10-H-1 to the Registrant's
                 Employee Directors, as amended on                 Registrant's Annual Report on Form 10-K
                 July 11, 1991.**                                  for the year ended December 31, 1991.*

Exhibit 10-H     Ford Motor Company Benefit Equalization           Filed with this Report.
                 Plan, as amended as of January 1,
                 1989.**


Exhibit 10-I     Description of Financial Counseling               Filed as Exhibit 10-N to the Registrant's
                 Services provided to certain executives.**        Annual Report on Form 10-K for the year
                                                                   ended December 31, 1983.*

Exhibit 10-J     1986 Long-Term Incentive Plan of the              Filed as Exhibit 10-Q to the Registrant's
                 Registrant.**                                     Annual Report on Form 10-K for the year
                                                                   ended December 31, 1985.*

Exhibit 10-J-1   Amendment dated as of June 1, 1990 to             Filed as Exhibit 10-N-1 to the Registrant's
                 1986 Long-Term Incentive Plan of the              Annual Report on Form 10-K for the year
                 Registrant.**                                     ended December 31, 1990.*

Exhibit 10-K     Supplemental Executive Retirement Plan,           Filed with this Report.
                 as restated and incorporating amendments
                 through December 9, 1993.**

Exhibit 10-L     Ford Motor Company Restricted Stock               Filed as Exhibit 10-P to the Registrant's
                 Plan for Non-Employee Directors adopted           Annual Report on Form 10-K for the year
                 by the Board of Directors on November 10,         ended December 31, 1988.*
                 1988, and approved by the stockholders at
                 the 1989 Annual Meeting.**

Exhibit 10-M     1990 Long-Term Incentive Plan, amended            Filed as Exhibit 10-R to the Registrant's
                 as of June 1, 1990.**                             Annual Report on Form 10-K for the year
                                                                   ended December 31, 1990.*



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

Designation               Description                                                    Method of Filing
- -----------               -----------                                                    ----------------

Exhibit 10-M-1   Amendment to 1990 Long-Term Incentive             Filed as Exhibit 10-P-1 to the Registrant's
                 Plan, effective as of October 1, 1990.**          Annual Report on Form 10-K for the year
                                                                   ended December 31, 1991.*

Exhibit 10-N     Description of Matching Gift Program for          Filed as Exhibit 10-Q to the Registrant's
                 Non-Employee Directors.**                         Annual Report on Form 10-K for the year
                                                                   ended December 31, 1991.*

Exhibit 10-O     Non-Employee Directors Life Insurance             Filed with this Report.
                 and Optional Retirement Plan (as
                 (amended as of January 1, 1993).**

Exhibit 10-P     Description of Non-Employee Directors             Filed as Exhibit 10-S to the Registrant's
                 Accidental Death, Dismemberment and               Annual Report on Form 10-K for the year
                 Permanent Total Disablement Indemnity.**          ended December 31, 1992.*

Exhibit 10-Q     Agreement dated December 10, 1992                 Filed as Exhibit 10-T to the Registrant's
                 between William C. Ford and the                   Annual Report on Form 10-K for the year
                 Registrant.**                                     ended December 31, 1992.*

Exhibit 10-R     Support Agreement dated as of October 1,          Filed as Exhibit 10-T to the Registrant's
                 1993 between the Registrant and Ford              Annual Report on Form 10-K for the year
                 Credit Europe.                                    ended December 31, 1993.*

Exhibit 10-S     Description of Select Retirement Plan             Filed as Exhibit 10 to the Registrant's
                 adopted on June 9, 1994.**                        Quarterly Report on Form 10-Q for the
                                                                   quarter ended June 30, 1994.*

Exhibit 11       Computation of Primary and Fully Diluted          Filed with this Report.
                 Earnings a Share.

Exhibit 12       Computation of Ratio of Earnings to               Filed with this Report.
                 Combined Fixed Charges and Preferred
                 Stock Dividends.

Exhibit 21       List of Subsidiaries of the Registrant            Filed with this Report.
                 as of December 31, 1994.

Exhibit 23       Consent of Independent Certified Public           Filed with this Report.
                 Accountants.

Exhibit 24       Powers of Attorney.                               Filed with this Report.


- --------------------------

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


(b)  Reports on Form 8-K

     During the quarter ended December 31, 1994, the Registrant filed the following Current Reports on Form 8-K:


1. Current Report on Form 8-K dated October 26, 1994 that included information regarding the consolidated results of operations and financial condition of the Registrant and its subsidiaries for the three and nine-month periods ended or at September 30, 1994.

2. Current Report on Form 8-K dated November 18, 1994 that included information regarding foreign currency and interest rate exposures of the Registrant.

3. Current Report on Form 8-K dated December 1, 1994 that included information regarding an agreement between the Registrant and Volkswagen AG to dissolve their Autolatina joint venture in Brazil and Argentina.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY



By:   Murray L. Reichenstein*
      -----------------------
      (Murray L. Reichenstein)
      Vice President--Controller
      (principal accounting officer)

Date:  March 15, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                            Title                                                               Date
          ---------                            -----                                                               ----

                                               Director and
                                               Chairman of the Board
                                               of Directors, President
                                               and Chief Executive Officer
      Alex Trotman*                            (principal executive officer)                                 March 15, 1995
- --------------------------------
     (Alex Trotman)



      Colby H. Chandler*                       Director                                                      March 15, 1995
- --------------------------------
     (Colby H. Chandler)



      Michael D. Dingman*                      Director                                                      March 15, 1995
- --------------------------------
     (Michael D. Dingman)


                                               Director, Vice
                                               President-Ford and
                                               President and Chief
                                               Operating Officer, Ford
      Edsel B. Ford II*                        Motor Credit Company                                          March 15, 1995
- --------------------------------
     (Edsel B. Ford II)






          Signature                            Title                                                                Date
          ---------                            -----                                                                ----

      William Clay Ford*                       Director                                                      March 15, 1995
- --------------------------------
     (William Clay Ford)

                                               Director and
                                               Chairman of the
      William Clay Ford, Jr.*                  Finance Committee                                             March 15, 1995
- --------------------------------
     (William Clay Ford, Jr.)



      Roberto C. Goizueta*                     Director                                                      March 15, 1995
- --------------------------------
     (Roberto C. Goizueta)



      Irvine O. Hockaday, Jr.*                 Director                                                      March 15, 1995
- --------------------------------
     (Irvine O. Hockaday, Jr.)



      Marie-Josee Kravis*                      Director                                                      March 15, 1995
- --------------------------------
     (Marie-Josee Kravis)



      Drew Lewis*                              Director                                                      March 15, 1995
- --------------------------------
     (Drew Lewis)



      Ellen R. Marram*                         Director                                                      March 15, 1995
- --------------------------------
     (Ellen R. Marram)



      Kenneth H. Olsen*                        Director                                                      March 15, 1995
- --------------------------------
     (Kenneth H. Olsen)





          Signature                            Title                                                               Date
          ---------                            -----                                                               ----

      Carl E. Reichardt*                       Director                                                          March 15, 1995
- ------------------------------
     (Carl E. Reichardt)


                                               Director and Vice Chairman
      Louis R. Ross*                           and Chief Technical Officer                                       March 15, 1995
- ------------------------------
     (Louis R. Ross)



      Clifton R. Wharton, Jr.*                 Director                                                          March 15, 1995
- ------------------------------
     (Clifton R. Wharton, Jr.)



      John M. Devine*                          Group Vice President and
- ------------------------------                 Chief Financial Officer
     (John M. Devine)                          (principal financial officer)                                     March 15, 1995


*By:/s/ John M. Rintamaki
    ---------------------
       (John M. Rintamaki)
        Attorney-in-Fact





                      Ford Motor Company and Subsidiaries

                                   HIGHLIGHTS





                                                         Fourth Quarter                      Full Year
                                                   -------------------------         -------------------------
                                                     1994             1993             1994             1993
                                                   --------         --------         --------         --------
Worldwide factory sales of cars
 and trucks (in thousands)
- - United States                                      1,062              941             4,276            3,824
- - Outside United States                                584              512             2,363            2,141
                                                     -----            -----             -----            -----
     Total                                           1,646            1,453             6,639            5,965
                                                     =====            =====             =====            =====

Sales and revenues (in millions)
- - Automotive                                       $27,766          $23,511          $107,137         $ 91,568
- - Financial Services                                 5,877            4,330            21,302           16,953
                                                   -------          -------          --------         --------
   Total                                           $33,643          $27,841          $128,439         $108,521
                                                   =======          =======          ========         ========

Net income (in millions)
- - Automotive                                       $ 1,085          $   297          $  3,824         $    940
- - Financial Services                                   484              422             1,484*           1,589
                                                   -------          -------          --------         --------
     Total                                         $ 1,569          $   719          $  5,308         $  2,529
                                                   =======          =======          ========         ========

Capital expenditures (in millions)
- - Automotive                                       $ 2,404          $ 1,985          $  8,310         $  6,714
- - Financial Services                                    65               32               236              100
                                                   -------          -------          --------         --------
   Total                                           $ 2,469          $ 2,017          $  8,546         $  6,814
                                                   =======          =======          ========         ========

Stockholders' equity at December 31
- - Total (in millions)                              $21,659          $15,574          $ 21,659         $ 15,574
- - After-tax return on Common and
   Class B stockholders' equity                       34.5%            21.1%             33.6%            18.6%

Automotive cash, cash equivalents,
 and marketable securities at
 December 31 (in millions)                         $12,083          $ 9,752          $ 12,083         $  9,752

Automotive debt at December 31
 (in millions)                                     $ 7,258          $ 8,016          $  7,258         $  8,016

Automotive after-tax returns on sales                  3.9%             1.3%              3.6%             1.1%

Shares of Common and Class B Stock
 (in millions)
- - Average number outstanding                         1,020              996             1,010              986
- - Number outstanding at December 31                  1,023              998             1,023              998

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income
- - Automotive                                       $  1.00          $  0.23          $   3.50         $   0.66
- - Financial Services                                  0.47             0.42              1.47             1.61
                                                   -------          -------          --------         --------
   Total                                           $  1.47          $  0.65          $   4.97         $   2.27
                                                   =======          =======          ========         ========

Income assuming full dilution                      $  1.31          $  0.60          $   4.44         $   2.10

Cash dividends per share of Common
 and Class B Stock                                 $  0.26          $  0.20          $   0.91         $   0.80

- - - - - -
*Includes a loss of $440 million related to the disposition of Granite Savings
  Bank (formerly First Nationwide Bank)


Share data have been restated to reflect the 2-for-1 stock split that became effective June 6, 1994.

                      Ford Motor Company and Subsidiaries

                             VEHICLE FACTORY SALES


                For the Periods Ended December 31, 1994 and 1993
                                 (in thousands)


                                                         Fourth Quarter                      Full Year
                                                   --------------------------        --------------------------
                                                     1994             1993             1994             1993
                                                   ---------        ---------        ---------        ---------
NORTH AMERICA
Cars - U.S.                                            537              458            2,077            1,950
     - Canada                                           33               35              124              130
     - Mexico                                           15               12               49               51
                                                     -----            -----            -----            -----
  Total cars                                           585              505            2,250            2,131

Trucks - U.S.                                          525              483            2,199            1,874
       - Canada                                         42               42              156              126
       - Mexico                                         12               10               42               39
                                                     -----            -----            -----            -----
  Total trucks                                         579              535            2,397            2,039
                                                     -----            -----            -----            -----

Total North America                                  1,164            1,040            4,647            4,170

OUTSIDE NORTH AMERICA
Germany                                                216              193              938              831
Britain                                                115               98              463              422
Spain                                                   77               48              302              211
Australia                                               38               34              130              127
Taiwan                                                  17               19               86              114
Japan                                                    8               11               34               53
Other countries                                         11               10               39               37
                                                     -----            -----            -----            -----

  Total outside North America                          482              413            1,992            1,795
                                                     -----            -----            -----            -----

  Total worldwide vehicle
   factory sales                                     1,646            1,453            6,639            5,965
                                                     =====            =====            =====            =====





Includes units manufactured by other companies and sold by Ford. Factory sales are shown by source of manufacture, except within North America. In North America, U.S. sales include exports from Canada, Mexico, and Australia. Canadian sales include exports from the U.S. and Mexico. Mexican sales include exports from the U.S. and Canada.

                      Ford Motor Company and Subsidiaries

                        CONSOLIDATED STATEMENT OF INCOME

              For the Years Ended December 31, 1994, 1993 and 1992
                                 (in millions)

                                                                      1994             1993             1992
                                                                    --------         --------         --------
AUTOMOTIVE
SALES (NOTE 1)                                                      $107,137         $91,568          $84,407

COSTS AND EXPENSES (Note 1)
Costs of sales                                                        96,180          85,168           81,748
Selling, administrative, and other expenses                            5,131           4,968            4,434
                                                                    --------         -------          -------
  Total costs and expenses                                           101,311          90,136           86,182

OPERATING INCOME/(LOSS)                                                5,826           1,432           (1,775)

Interest income                                                          665             563              653
Interest expense                                                         721             807              860
                                                                    --------         -------          -------
  Net interest expense                                                   (56)           (244)            (207)
Equity in net income of affiliated companies (Note 1)                    271             127               15
Net (expense)/revenue from transactions with
 Financial Services (Note 18)                                            (44)            (24)              15
                                                                    --------         -------          -------

INCOME/(LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECTS OF
 CHANGES IN ACCOUNTING PRINCIPLES - AUTOMOTIVE                         5,997           1,291           (1,952)

FINANCIAL SERVICES
REVENUES (Note 1)                                                     21,302          16,953           15,725

COSTS AND EXPENSES (Note 1)
Interest expense                                                       7,023           6,482            7,056
Depreciation                                                           4,910           3,064            2,089
Operating and other expenses                                           4,607           3,196            2,945
Provision for credit and insurance losses                              1,539           1,523            1,795
Loss on disposition of Granite Savings Bank (formerly
 First Nationwide Bank) (Note 16)                                        475               -                -
                                                                    --------         -------          -------
  Total costs and expenses                                            18,554          14,265           13,885
Net revenue/(expense) from transactions with Automotive (Note 18)         44              24              (15)
                                                                    --------         -------          -------

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECTS OF
 CHANGES IN ACCOUNTING PRINCIPLES - FINANCIAL SERVICES                 2,792           2,712            1,825
                                                                    --------         -------          -------

TOTAL COMPANY
INCOME/(LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECTS OF
 CHANGES IN ACCOUNTING PRINCIPLES                                      8,789           4,003             (127)

Provision for income taxes (Note 6)                                    3,329           1,350              295
                                                                    --------         -------          -------

INCOME/(LOSS) BEFORE MINORITY INTERESTS AND CUMULATIVE EFFECTS
 OF CHANGES IN ACCOUNTING PRINCIPLES                                   5,460           2,653             (422)

Minority interests in net income of subsidiaries                         152             124               80
                                                                    --------         -------          -------

Income/(loss) before cumulative effects of changes in
 accounting principles                                                 5,308           2,529             (502)

Cumulative effects of changes in accounting
 principles (Notes 6 and 8)                                                -               -           (6,883)
                                                                    --------         -------          -------

NET INCOME/(LOSS)                                                      5,308           2,529           (7,385)

Preferred stock dividend requirements                                    287             288              209
                                                                    --------         -------          -------

Income/(loss) attributable to Common and Class B Stock              $  5,021         $ 2,241          $(7,594)
                                                                    ========         =======          =======

                      Ford Motor Company and Subsidiaries

                        CONSOLIDATED STATEMENT OF INCOME

             For the Years Ended December 31, 1994, 1993, and 1992
                                 (in millions)


                                                                     1994             1993             1992
                                                                    -------          -------          -------
Average number of shares of Common and Class B Stock
 outstanding                                                          1,010             986               972

AMOUNTS PER SHARE OF COMMON STOCK AND CLASS B STOCK
 AFTER PREFERRED STOCK DIVIDENDS (Note 1)

Income/(loss) before cumulative effects of changes in
 accounting principles                                              $  4.97          $ 2.27           $ (0.73)

Cumulative effects of changes in accounting principles                    -               -             (7.08)
                                                                    -------          ------           -------

INCOME/(LOSS)                                                       $  4.97          $ 2.27           $ (7.81)
                                                                    =======          ======           =======

INCOME/(LOSS) ASSUMING FULL DILUTION                                $  4.44          $ 2.10           $ (7.81)

CASH DIVIDENDS                                                      $  0.91          $ 0.80           $  0.80




The accompanying notes are part of the financial statements.

Share data have been restated to reflect the 2-for-1 stock split that became effective June 6, 1994.

                      Ford Motor Company and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                                 (in millions)

                                                                                 December 31,          December 31,
                                                                                     1994                  1993
                                                                                 ------------         -------------
ASSETS
AUTOMOTIVE
Cash and cash equivalents                                                          $  4,481             $  5,667
Marketable securities (Note 2)                                                        7,602                4,085
                                                                                   --------             --------
   Total cash, cash equivalents, and marketable securities                           12,083                9,752

Receivables                                                                           2,548                2,302
Inventories (Note 4)                                                                  6,487                5,538
Deferred income taxes                                                                 3,062                2,830
Other current assets                                                                  2,006                1,226
Net current receivable from Financial Services (Note 18)                                677                  834
                                                                                   --------             --------
   Total current assets                                                              26,863               22,482

Equity in net assets of affiliated companies (Note 1)                                 3,554                3,002
Net property (Note 5)                                                                27,048               23,059
Deferred income taxes                                                                 4,146                5,427
Other assets (Notes 1 and 8)                                                          6,760                7,691
Net noncurrent receivable from Financial Services (Note 18)                               0                   76
                                                                                   --------             --------
   Total Automotive assets                                                           68,371               61,737

FINANCIAL SERVICES
Cash and cash equivalents                                                             1,739                2,555
Investments in securities (Note 2)                                                    6,105                8,219
Net receivables and lease investments (Note 3)                                      130,356              119,535
Other assets (Note 1)                                                                12,783                6,892
                                                                                   --------             --------
   Total Financial Services assets                                                  150,983              137,201
                                                                                   --------             --------

   TOTAL ASSETS                                                                    $219,354             $198,938
                                                                                   ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
AUTOMOTIVE
Trade payables                                                                     $ 10,777             $  8,769
Other payables                                                                        2,624                1,976
Accrued liabilities (Note 7)                                                         11,599               10,815
Income taxes payable                                                                    316                  160
Debt payable within one year (Note 9)                                                   155                  932
                                                                                   --------             --------
   Total current liabilities                                                         25,471               22,652

Long-term debt (Note 9)                                                               7,103                7,084
Other liabilities (Note 7)                                                           24,920               25,911
Deferred income taxes                                                                   948                1,089
                                                                                   --------             --------
   Total Automotive liabilities                                                      58,442               56,736

FINANCIAL SERVICES
Payables                                                                              2,361                1,881
Debt (Note 9)                                                                       123,713              103,960
Deposit accounts                                                                          -               10,549
Deferred income taxes                                                                 2,958                2,287
Other liabilities and deferred income                                                 7,669                5,583
Net payable to Automotive (Note 18)                                                     677                  910
                                                                                   --------             --------
   Total Financial Services liabilities                                             137,378              125,170

Preferred stockholders' equity in a subsidiary company (Note 1)                       1,875                1,458

STOCKHOLDERS' EQUITY
Capital stock (Notes 11 and 12)
 Preferred Stock, par value $1.00 per share (aggregate liquidation
  preference of $3.4 billion)                                                             *                    *
 Common Stock, par value $1.00 per share (952 and 464 million shares issued)            952                  464
 Class B Stock, par value $1.00 per share (71 and 35 million shares issued)              71                   35
Capital in excess of par value of stock                                               5,273                5,082
Foreign currency translation adjustments and other (Note 1)                             189                 (678)
Minimum pension liability adjustment                                                      -                 (400)
Earnings retained for use in business                                                15,174               11,071
                                                                                   --------             --------
   Total stockholders' equity                                                        21,659               15,574
                                                                                   --------             --------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $219,354             $198,938
- - - - - -                                                                          ========             ========
*Less than $1 million
The accompanying notes are part of the financial statements.

                      Ford Motor Company and Subsidiaries


                      CONSOLIDATED STATEMENT OF CASH FLOWS

             For the Years Ended December 31, 1994, 1993, and 1992
                                 (in millions)


                                                            1994                      1993                     1992
                                                   ----------------------    ----------------------   ----------------------
                                                                Financial                Financial                 Financial
                                                   Automotive   Services     Automotive   Services    Automotive   Services
                                                   ----------   ---------    ----------   ---------   ----------   ---------
CASH AND CASH EQUIVALENTS AT JANUARY 1             $  5,667     $  2,555     $  3,504    $  3,182     $  4,958     $  3,175

Cash flows from operating activities (Note 17)        7,542        9,087        6,862       7,145        5,753        5,762

Cash flows from investing activities
 Capital expenditures                                (8,310)        (236)      (6,714)       (100)      (5,697)         (93)
 Proceeds from sale and leaseback of
  fixed assets                                            0            -          884           -          263            -
 Acquisitions of other companies                          0         (485)           0        (336)           0         (461)
 Proceeds from sales of subsidiaries                      0          715          173           0           52            0
 Acquisitions of receivables and lease
  investments                                             -     (202,407)           -    (163,858)           -     (134,619)
 Collections of receivables and
  lease investments                                       -      172,694            -     142,844            -      123,144
 Acquisitions of daily rental vehicles, net
  of disposals                                            -         (924)           -           -            -            -
 Purchases of securities (Note 17)                     (412)     (10,688)    (100,493)    (13,741)     (50,437)     (12,877)
 Sales and maturities of securities (Note 17)           511        9,649      101,927      12,426       49,629       12,169
 Proceeds from sales of receivables                       -        3,622            -       4,794            -        6,465
 Loans originated net of principal payments               -         (207)           -      (1,466)           -         (938)
 Investing activity with Financial Services             355            -         (117)          -          709            -
 Other                                                 (331)        (312)         (69)        389         (492)         372
                                                   --------     --------     --------    --------     --------     --------
   Net cash used in investing activities             (8,187)     (28,579)      (4,409)    (19,048)      (5,973)      (6,838)

Cash flows from financing activities
 Cash dividends                                      (1,205)           -       (1,086)          -         (977)           -
 Sale of Preferred Stock                                  0            -            0           -        1,104            -
 Issuance of Common Stock                               715            -          394           -          221            -
 Changes in short-term debt                            (795)      10,314          (66)      6,065         (426)       2,739
 Proceeds from issuance of other debt                   158       21,885          424      22,128        1,865       13,382
 Principal payments on other debt                       (75)     (14,088)        (376)    (13,791)      (1,598)     (13,122)
 Financing activity with Automotive                       -         (355)           -         117            -         (709)
 Changes in customers' deposits, excluding
  interest credited                                       -         (422)           -      (3,861)           -       (3,418)
 Receipts from annuity contracts (Note 10)                -        1,124            -         821            -          703
 Redemption of Hertz common and preferred stock
  (Note 16)                                               -         (145)           -           -            -            -
 Issuance of subsidiary company preferred stock           -          417            -         375            -          283
 Other                                                   31           13         (124)        (76)          79          (10)
                                                   --------     --------     --------     -------     --------     --------
   Net cash (used in)/provided by financing
    activities                                       (1,171)      18,743         (834)     11,778          268         (152)

Effect of exchange rate changes on cash                 397          166           17          25         (220)         (47)
Net transactions with Automotive/
 Financial Services                                     233         (233)         527        (527)      (1,282)       1,282
                                                   --------     --------     --------    --------     --------     --------

   Net (decrease)/increase in cash and cash
    equivalents                                      (1,186)        (816)       2,163        (627)      (1,454)           7
                                                   --------     --------     --------    --------     --------     --------

CASH AND CASH EQUIVALENTS AT DECEMBER 31           $  4,481     $  1,739     $  5,667    $  2,555     $  3,504     $  3,182
                                                   ========     ========     ========    ========     ========     ========


The accompanying notes are part of the financial statements.

                      Ford Motor Company and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             For the Years Ended December 31, 1994, 1993, and 1992
                                 (in millions)




                                                             1994              1993             1992
                                                           --------          --------         --------
CAPITAL STOCK (NOTE 11)
Common Stock
- ------------
Balance at beginning of year                                $   464          $   454          $   448
Stock split in form of a 100% stock dividend                    469                -                -
Issued for employee benefit plans and other                      19               10                6
                                                            -------          -------          -------
  Balance at end of year                                        952              464              454

Class B Stock
- -------------
Balance at beginning of year                                     35               35               35
Stock split in form of a 100% stock dividend                     36                -                -
                                                            -------          -------          -------
Balance at end of year                                           71               35               35

Series A Preferred Stock                                          *                *                *

Series B Preferred Stock                                          *                *                *

CAPITAL IN EXCESS OF PAR VALUE OF STOCK
Balance at beginning of year                                  5,082            4,698            3,379
Stock split in form of a 100% stock dividend                   (505)               -                -
Issued for employee benefit plans and other                     696              384              215
Sale of Series B Preferred Stock                                  0                0            1,104
                                                            -------          -------          -------
  Balance at end of year                                      5,273            5,082            4,698

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS
 AND OTHER (NOTE 1)
Balance at beginning of year                                 (1,078)             (62)             838
Translation adjustments during year                             800             (508)            (975)
Minimum pension liability adjustment                            400             (400)               -
Other                                                            67             (108)              75
                                                            -------          -------          -------
  Balance at end of year                                        189           (1,078)             (62)

EARNINGS RETAINED FOR USE IN THE BUSINESS
Balance at beginning of year                                 11,071            9,628           17,990
Net income/(loss)                                             5,308            2,529           (7,385)
Cash dividends                                               (1,205)          (1,086)            (977)
                                                            -------          -------          -------
  Balance at end of year                                     15,174           11,071            9,628
                                                            -------          -------          -------

Total stockholders' equity                                  $21,659          $15,574          $14,753
                                                            =======          =======          =======

                                                                                     Series A         Series B
                                                   Common           Class B          Preferred        Preferred
SHARES OF CAPITAL STOCK                            Stock             Stock             Stock            Stock
                                                   ------           -------          ---------        ---------
Issued at December 31, 1991                           448              35              0.046                0

Additions
  1992                                                  6               0                  0            0.023
  1993                                                 10               0                  0                0
  1994 - Stock split in form of a 100% stock
          dividend                                    469              36                  -                -
       - Employee benefit plans and other              19               -                  -                -
                                                    -----              --              -----            -----
    Net additions                                     504              36              0.046            0.023
                                                    -----              --              -----            -----
Issued at December 31, 1994                           952              71              0.046            0.023
                                                    =====              ==              =====            =====

Authorized at December 31, 1994                     3,000             265                -- In total: 30 --
- - - - - -

*The balances at the beginning and end of each period were less than $1 million

The accompanying notes are part of the financial statements.

                      Ford Motor Company and Subsidiaries

                         Notes to Financial Statements


NOTE 1.  Accounting Policies

Principles of Consolidation

The consolidated financial statements include all significant majority-owned subsidiaries and reflect the operating results, assets, liabilities and cash flows for two business segments: Automotive and Financial Services. The assets and liabilities of the Automotive segment are classified as current or noncurrent, and those of the Financial Services segment are unclassified. Affiliates that are 20% to 50% owned, principally Mazda Motor Corporation, Autolatina and AutoAlliance International Inc., and subsidiaries where control is expected to be temporary, principally investments in certain dealerships, are generally accounted for on an equity basis. For purposes of Notes to Financial Statements, "Ford" or "the company" means Ford Motor Company and its majority-owned consolidated subsidiaries unless the context requires otherwise.

Revenue Recognition - Automotive

Sales are recorded by the company when products are shipped to dealers. Provisions for approved sales incentive programs normally are recognized as sales reductions at the time of revenue recognition. Provisions for sales incentive programs approved subsequent to the time that related sales were recorded are recognized when the programs are approved.

Revenue Recognition - Financial Services

Revenue from finance receivables is recognized over the term of the receivable using the interest method. Certain loan origination costs are deferred and amortized over the term of the related receivable as a reduction in financing revenue. Revenue from operating leases is recognized as scheduled payments become due. Agreements between Automotive operations and certain Financial Services operations provide for interest supplements and other support costs to be paid by Automotive operations on certain financing and leasing transactions. Financial Services operations recognize this revenue in income over the period that the related receivables and leases are outstanding; interest supplements and other support costs are recorded as sales incentives by Automotive operations.

Other Costs

Advertising and sales promotion costs are expensed as incurred. Advertising costs were $1,977 million in 1994, $1,773 million in 1993 and $1,702 million in 1992.

Anticipated costs related to product warranty are accrued at the time of sale.

Research and development costs are expensed as incurred and were $5,214 million in 1994, $5,021 million in 1993 and $4,332 million in 1992.

Income/(Loss) Per Share of Common and Class B Stock

Income/(loss) per share of Common and Class B Stock is calculated by dividing the income/(loss) attributable to Common and Class B Stock by the average number of shares of Common Stock and Class B Stock outstanding during the applicable period.

The company has outstanding securities, primarily Series A Preferred Stock, which could be converted to Common Stock. Other obligations, such as stock options, are considered to be common stock equivalents. The calculation of income/(loss) per share of Common and Class B Stock assuming full dilution takes into account the effect of these convertible securities and common stock equivalents when the effect is material and dilutive.

Derivative Financial Instruments

The company and many of its subsidiaries have entered into agreements to manage certain exposures to fluctuations in foreign exchange and interest rates. All derivative financial instruments are classified as "held for purposes other than trading"; company policy specifically prohibits the use of derivatives for speculative purposes.

Ford has operations in many countries outside the U.S., and purchases and sales of finished vehicles and production parts, debt and other payables, subsidiary dividends, and investments in subsidiaries are frequently denominated in foreign currencies. Agreements to manage foreign exchange exposure include foreign currency forward contracts, currency swaps and, to a lesser extent, foreign currency options. Gains and losses on the various agreements are recognized in income during the period of the related transactions, included in the bases of the related transactions, or, in the case of hedges of net investments in foreign subsidiaries, recognized as an adjustment to the foreign currency translation component of stockholders' equity.

Financial Services operations issue debt and other payables for which the maturity and interest rate structure differs from the invested assets to ensure continued access to capital markets and to minimize overall borrowing costs. Agreements to manage interest rate fluctuations include interest-rate swap agreements. The differential paid or received on interest-rate swap agreements is recognized as an adjustment to interest expense in the period.

Foreign-Currency Translation

Revenues, costs and expenses of foreign subsidiaries are translated to U.S. dollars at average-period exchange rates. The effect of changes in foreign exchange rates on revenues and costs was generally unfavorable in 1994.

Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at end-of-period exchange rates. The effects of this translation for most foreign subsidiaries and certain other foreign currency transactions are reported in a separate component of stockholders' equity. Translation gains and losses for foreign subsidiaries that are located in highly inflationary countries or conduct a major portion of their business with the company's U.S. operations are included in income. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of the subsidiary involved.

The effect of changes in foreign exchange rates on assets and liabilities, as described above, increased net income by $376 million in 1994 and by $419 million in 1993 and decreased the net loss by $132 million in 1992. These amounts included net transaction and translation gains before taxes of $574 million in 1994, $988 million in 1993 and $557 million in 1992. A majority of these gains were offset by higher costs of sales that resulted from the use of historical exchange rates for inventories sold during the period in countries with high inflation rates.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is amortized using the straight-line method principally over 40 years. Total goodwill included in Automotive and Financial Services other assets at December 31, 1994 was $2.4 billion and $3.3 billion, respectively.

The company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare operating income before amortization of goodwill to the amortization recorded for the operations to which the goodwill relates. The company also considers projected future operating results, trends and other circumstances in making such evaluations.

Preferred Stockholders' Equity in a Subsidiary Company

Preferred stockholders' equity in a subsidiary company refers to the outstanding preferred stock of Ford Holdings, Inc. ("Ford Holdings"), a subsidiary of Ford. All the outstanding common stock of Ford Holdings, representing 75% of the combined voting power of all classes of capital stock of Ford Holdings, is owned directly or indirectly by Ford. The balance of the capital stock, consisting of preferred stock, is owned by persons other than Ford and accounts for the remaining 25% of the combined voting power.

NOTE 2.  Marketable and Other Securities

The company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," as of January 1, 1994. The cumulative effect of this change in accounting principle on the company's financial statements was not material.

Trading securities are recorded at fair value, with unrealized gains and losses included in income. Available-for-sale securities are recorded at fair value, with unrealized gains and losses excluded from income and reported in a separate component of stockholders' equity net of tax. Held-to-maturity securities are recorded at amortized cost. Equity securities which do not have readily determinable fair values are recorded at cost. The bases of cost used in determining realized gains and losses are specific identification for Automotive operations and first-in, first-out for Financial Services operations.

The fair value of most securities was estimated based on quoted market prices. For those securities for which there were no quoted market prices, the estimate of fair value was based on similar types of securities that are traded in the market.

Expected maturities of debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

Automotive

Investments in securities at December 31, 1994 were as follows (in millions):

                                                                      Gross        Gross
                                                        Amortized   Unrealized   Unrealized   Fair
                                                          Cost        Gains        Losses     Value
                                                        ---------   ----------   ----------   ------
Trading securities                                       $7,382         $3          $56       $7,329

Available-for-sale securities
- -----------------------------
Debt securities issued by foreign governments                23          0            0           23
Corporate securities                                        231          0            1          230
                                                         ------         --          ---       ------
  Total available-for-sale securities                       254          0            1          253

Held-to-maturity securities
- ---------------------------
Corporate securities                                         20          0            0           20
                                                         ------         --          ---       ------

  Total investments in securities                        $7,656         $3          $57       $7,602
                                                         ======         ==          ===       ======

All debt securities classified as available-for-sale or held-to-maturity have contractual maturities of one year or less.

For trading securities, the net unrealized loss included in income during 1994 was $53 million.

Proceeds from sales of available-for-sale securities were $87 million in 1994; gross losses of $2 million were realized on those sales. Included in stockholders' equity at December 31, 1994 was $188 million that represented principally the company's equity interest in the unrealized gains on securities owned by certain unconsolidated subsidiaries.

Other securities classified as cash equivalents were $3.4 billion and $3.3 billion at December 31, 1994 and 1993, respectively, and consisted primarily of debt securities issued by the U.S. government and agencies and short-term time deposits.

Marketable securities at December 31, 1993 totaled $4.1 billion and were recorded at cost plus accrued interest, which approximated fair value.


Financial Services

Investments in securities at December 31, 1994 were as follows (in millions):

                                                                      Gross        Gross
                                                        Amortized   Unrealized   Unrealized   Fair
                                                          Cost        Gains        Losses     Value
                                                        ---------   ----------   ----------   ------
Trading securities                                        $  715        $ 6         $ 10      $  711

Available-for-sale securities
- -----------------------------
Debt securities issued by the U.S.
 government and agencies                                     692          1           38         655
Municipal securities                                         155          1           11         145
Debt securities issued by foreign governments                106          0           10          96
Corporate securities                                       1,929          3          152       1,780
Mortgage-backed securities                                   871          0           62         809
Other debt securities                                         22          0            0          22
Equity securities                                            172         34            6         200
                                                          ------        ---         ----      ------
  Total available-for-sale securities                      3,947         39          279       3,707

Held-to-maturity securities
- ---------------------------
Debt securities issued by the U.S.
 government and agencies                                      10          0            0          10
Municipal securities                                         783          0           12         771
Corporate securities                                         570          4           27         547
                                                          ------        ---         ----      ------
  Total held-to-maturity securities                        1,363          4           39       1,328

  Total investments in securities with
   readily determinable fair value                         6,025        $49         $328      $5,746
                                                                        ===         ====      ======

Equity securities not practicable to fair value              324
                                                          ------

    Total investments in securities                       $6,349
                                                          ======

The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, 1994, by contractual maturity, were as follows (in millions):

                                                           Available-for-sale            Held-to-maturity
                                                         ----------------------      -----------------------
                                                         Amortized                   Amortized
                                                           Cost       Fair Value        Cost       Fair Value
                                                         ---------    ----------     ----------    ----------
         Due in one year or less                         $  113       $  112         $   59        $   58
         Due after one year through five years              755          728            184           184
         Due after five years through ten years             637          596            782           768
         Due after ten years                              1,399        1,262            338           318
         Mortgage-backed securities                         871          809              -             -
         Equity securities                                  172          200              -             -
                                                         ------       ------         ------        ------
           Total                                         $3,947       $3,707         $1,363        $1,328
                                                         ======       ======         ======        ======

For trading securities, the net unrealized loss included in income during 1994 was $4 million.

Proceeds from sales of available-for-sale securities were $9.1 billion in 1994; gross gains of $24 million and gross losses of $56 million were realized on those sales. The net unrealized loss net of tax included in stockholders' equity was $155 million at December 31, 1994.

Other securities classified as cash equivalents were $1.4 billion and $1.6 billion at December 31, 1994 and 1993, respectively, and consisted primarily of short-term time deposits and corporate securities.

At December 31, 1993, investments in debt securities were recorded at amortized cost because of the ability to hold such securities until maturity and the
intent to hold them for the foreseeable future.   Marketable equity securities
were recorded at fair value.

Investments in debt securities at December 31, 1993 were as follows (in millions):

                                                                        Gross          Gross
                                                           Book       Unrealized     Unrealized
                                                           Value        Gains          Losses      Fair Value
                                                         ---------    ----------     ----------    ----------
         Debt securities issued by the U.S.
          government and agencies                        $  974         $ 27           $  1        $1,000
         Municipal securities                               126            3              0           129
         Debt securities issued by foreign
          governments                                        88            4              1            91
         Corporate securities                             1,779           48             19         1,808
         Mortgage-backed securities                       2,588           39             82         2,545
         Other debt securities                              192            0              1           191
                                                         ------         ----           ----        ------
           Total                                         $5,747         $121           $104        $5,764
                                                         ======         ====           ====        ======

The book value and fair value of investments in debt securities at December 31, 1993, by contractual maturity, were as follows (in millions):

                                                                       Book
                                                                       Value       Fair Value
                                                                      -------      ----------
         Due in one year or less                                      $   96         $   96
         Due after one year through five years                         1,023          1,035
         Due after five years through ten years                          563            580
         Due after ten years                                           1,477          1,508
         Mortgage-backed securities                                    2,588          2,545
                                                                      ------         ------
           Total                                                      $5,747         $5,764
                                                                      ======         ======

Proceeds from sales of investments in debt securities were $11.2 billion in 1993 and $10.5 billion in 1992. In 1993, gross gains of $113 million and gross losses of $20 million were realized on those sales; gross gains of $142 million and gross losses of $86 million were realized in 1992.

Other securities other than debt securities totaled $2,472 million at December 31, 1993. The estimated fair value in excess of book value of those securities which were practicable to value was $59 million at December 31, 1993. It was not practicable to calculate the fair value of certain securities totaling $660 million at December 31, 1993 because they represented preferred stocks of non-traded companies with whom the company does business and for which similar market-traded securities were not available for comparison.


NOTE 3.  Receivables

Automotive

Automotive receivables are generally short-term, and book value approximates fair value.

Financial Services

Included in net receivables and lease investments at December 31 were net finance receivables, investments in direct financing leases and investments in operating leases. The investments in direct financing and operating leases relate to the leasing of motor vehicles and various types of transportation and other equipment and facilities.

Net finance receivables at December 31 were as follows (in millions):

                                                                   1994            1993
                                                                 ---------       --------
                 Automotive                                      $ 87,858        $ 58,738
                 Real estate, mainly residential                   15,560          24,152
                 Other                                              6,237          24,968
                                                                 --------        --------
                   Total finance receivables                      109,655         107,858
                 Loan origination costs                               194             124
                 Unearned income                                   (9,656)         (9,037)
                 Allowance for credit losses                       (1,671)         (2,017)
                 Unearned insurance premiums and
                  unpaid insurance claims related
                  to finance receivables                              (90)           (139)
                                                                 --------        --------
                   Net finance receivables                       $ 98,432        $ 96,789
                                                                 ========        ========

                 Fair value                                      $ 99,609        $ 98,505

Included in finance receivables was a total of $1.3 billion for 1994 and $1.5 billion for 1993 owed by three customers with the largest receivable balances. Other finance receivables consisted primarily of commercial and consumer loans, collateralized loans, credit card receivables, general corporate obligations and accrued interest. Also included in other finance receivables at December 31, 1994 and 1993 were $3.4 billion and $2.4 billion, respectively, of accounts receivable purchased by certain Financial Services operations from Automotive operations.

Contractual maturities of automotive and other finance receivables are as follows (in millions): 1995 - $49,084; 1996 - $18,444; 1997 - $12,841;
thereafter - $13,726. Experience indicates that a substantial portion of the portfolio generally is repaid before the contractual maturity dates.

The fair value of most receivables was estimated by discounting future cash flows using an estimated discount rate which reflected the credit, interest rate and prepayment risks associated with similar types of instruments. For receivables with short maturities, the book value approximated fair value.

Sales of finance receivables increased net income by $15 million in 1994, $60 million in 1993 and $7 million in 1992.

Investments in direct financing leases at December 31 were as follows (in millions):

                                                                   1994            1993
                                                                 --------        --------
                 Minimum lease rentals                           $ 8,321         $ 7,382
                 Estimated residual values                         3,715           2,764
                 Lease origination costs                              70              69
                 Unearned income                                  (2,299)         (2,010)
                 Allowance for credit losses                        (185)           (133)
                                                                 -------         -------
                   Net investments in direct financing leases    $ 9,622         $ 8,072
                                                                 =======         =======

Minimum direct financing lease rentals (including executory costs of $36 million) are contractually due as follows (in millions): 1995 - $2,736; 1996 - $1,998; 1997 - $1,282; 1998 - $740; thereafter - $1,601.

Investments in operating leases at December 31 were as follows (in millions):

                                                                   1994            1993
                                                                 --------        --------
                 Vehicles and other equipment, at cost           $28,050         $18,589
                 Lease origination costs                              38              23
                 Accumulated depreciation                         (5,425)         (3,736)
                 Allowance for credit losses                        (361)           (202)
                                                                 -------         -------
                   Net investments in operating leases           $22,302         $14,674
                                                                 =======         =======

Future minimum rentals on operating leases are contractually due as follows (in millions): 1995 - $4,533; 1996 - $1,807;1997 - $220; 1998 - $56;
thereafter - $108.

Depreciation expense on operating leases reflects primarily the straight-line method over the term of the leases and was as follows (in millions): 1994 - $4,231; 1993 - $2,984; 1992 - $2,000.

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

Changes in the allowances for credit losses were as follows (in millions):

                                                     1994           1993           1992
                                                   -------        -------        -------
                       Beginning balance           $2,352         $2,257         $2,078
                       Additions                      988          1,019          1,218
                       Net losses                    (826)          (903)          (993)
                       Other changes                 (297)           (21)           (46)
                                                   ------         ------         ------
                          Ending balance           $2,217         $2,352         $2,257
                                                   ======         ======         ======


Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan", was issued in May 1993 and amended in October 1994 by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". The Standards require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. The company will adopt these standards as of January 1, 1995, and the effect is not expected to be material.

NOTE 4.  Inventories - Automotive

Inventories at December 31 were as follows (in millions):

                                                                         1994           1993
                                                                        ------         ------
                 Raw materials, work in process and supplies            $3,192         $2,937
                 Finished products                                       3,295          2,601
                                                                        ------         ------
                   Total inventories                                    $6,487         $5,538
                                                                        ======         ======

                 U.S. Inventories                                       $2,917         $2,575

Inventories are stated at the lower of cost or market. The cost of most U.S. inventories is determined by the last-in, first-out ("LIFO") method. The cost of the remaining inventories is determined primarily by the first-in, first-out ("FIFO") method.

If the FIFO method had been used instead of the LIFO method, inventories would have been higher by $1,383 million and $1,342 million at December 31, 1994 and 1993, respectively.

NOTE 5.  Net Property, Depreciation and Amortization - Automotive

Net property at December 31 was as follows (in millions):

                                                                   1994           1993
                                                                ---------      ---------
                 Land                                           $    359       $    360
                 Buildings and land improvements                   6,939          5,923
                 Machinery, equipment and other                   33,551         29,655
                 Construction in progress                          1,685          1,551
                                                                --------       --------
                   Total land, plant and equipment                42,534         37,489
                 Accumulated depreciation                        (22,738)       (20,691)
                                                                --------       --------
                   Net land, plant and equipment                  19,796         16,798
                 Unamortized special tools                         7,252          6,261
                                                                --------       --------
                   Net property                                 $ 27,048       $ 23,059
                                                                ========       ========


Property, equipment, and special tools are stated at cost, less accumulated depreciation. Assets placed in service before January 1, 1993 are depreciated using an accelerated method that results in accumulated depreciation of approximately two-thirds of asset cost during the first half of the asset's estimated useful life. Assets placed in service after December 31, 1992 are depreciated using the straight-line method of depreciation. This change in accounting principle was made to reflect improvements in the design and flexibility of manufacturing machinery and equipment and improvements in maintenance practices. These improvements have resulted in more uniform productive capacities and maintenance costs over the useful life of an asset, and straight-line depreciation is preferable in these circumstances.

Depreciation and amortization expenses were as follows (in millions):

                                                      1994         1993         1992
                                                     ------       ------       ------
                 Depreciation                        $2,297       $2,392       $2,569
                 Amortization                         2,129        2,012        2,097
                                                     ------       ------       ------
                   Total                             $4,426       $4,404       $4,666
                                                     ======       ======       ======


On average, buildings and land improvements are depreciated based on a 30-year life; automotive machinery and equipment are depreciated based on a 14-year life. Special tools are amortized over periods of time representing the productive use of those tools. When plant and equipment are retired, the general policy is to charge the cost of those assets, reduced by net salvage proceeds, to accumulated depreciation. Maintenance, repairs and rearrangement costs are expensed as incurred and were $2,377 million in 1994, $1,934 million in 1993 and $1,872 million in 1992. Expenditures that increase the value or productive capacity of assets are capitalized. Preproduction costs related to new facilities are expensed as incurred.

NOTE 6.  Income Taxes

Income/(loss) before income taxes and cumulative effects of changes in accounting principles for U.S. and foreign operations, excluding equity in net income of affiliated companies, was as follows (in millions):

                                                                 1994          1993        1992
                                                                ------       -------     --------
                 U.S.                                           $6,944       $4,152      $   889
                 Foreign                                         1,574         (276)      (1,031)
                                                                ------       ------      -------
                   Total income/(loss)
                    before income taxes                         $8,518       $3,876      $  (142)*
                                                                ======       ======      =======

                 - - - - -
                *Excludes cumulative effects of changes in accounting principles

The provision for income taxes was as follows (in millions):

                                                                 1994         1993        1992
                                                                ------       ------      ------
                 Currently payable/(refundable)
                   U.S. federal                                 $1,640       $1,259      $(122)
                   Foreign                                         690          169        427
                   State and local                                 165          123        104
                                                                ------       ------      -----
                     Total currently payable                     2,495        1,551        409
                 Deferred tax liability/(benefit)
                   U.S. federal                                    827         (161)       434
                   Foreign                                         (71)        (106)      (499)
                   State and local                                  78           66        (49)
                                                                ------       ------      -----
                     Total deferred                                834         (201)      (114)
                                                                ------       ------      -----
                 Total provision                                $3,329       $1,350      $ 295*
                                                                ======       ======      =====

                - - - - -
                *Excludes cumulative effects of changes in accounting principles

The provision includes estimated taxes payable on that portion of retained earnings of subsidiaries expected to be received by the company. No provision was made with respect to $3.3 billion of retained earnings at December 31, 1994 which have been invested by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings.

A reconciliation of the provision for income taxes compared with the amounts at the U.S. statutory tax rate is shown below (in millions):

                                                                 1994         1993        1992
                                                                ------       ------      ------
           Tax provision/(credit) at U.S. statutory rate
             of 35% for 1994 and 1993 and 34% for 1992          $2,981       $1,357      $ (48)

           Effect of:
             Foreign taxes over U.S. tax rate                       68          219        263
             State and local income taxes                          158          118         36
             Rate adjustments on U.S. and foreign
              deferred taxes                                         -         (199)         -
             Income not subject to tax or subject to
              tax at reduced rates                                 (62)         (70)      (112)
             Other                                                 184          (75)       156
                                                                ------       ------      -----
               Provision for income taxes                       $3,329       $1,350      $ 295*
                                                                ======       ======      =====

           Effective Tax Rate                                     39.1%        34.8%         -

           - - - - -
          *Excludes cumulative effects of changes in accounting principles

The company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," as of January 1, 1992. The adoption of SFAS 109 changed the method of accounting for income taxes from the deferred method using Accounting Principles Board Opinion No. 11 ("APB 11") to an asset and liability approach. The cumulative effect of this change in accounting principle decreased the net loss in 1992 by $657 million.

Under SFAS 109, deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred income tax assets and liabilities at December 31 were as follows (in millions):

                                                                          1994               1993
                                                                        -------            -------
               Deferred Tax Assets
               -------------------
               Employee benefit plans                                   $ 5,951            $ 5,839
               Dealer and customer allowances and claims                  3,375              3,243
               Net operating loss carryforwards                           1,152              1,378
               Allowance for credit losses                                  821                858
               Alternative minimum tax                                      318                129
               Depreciation and amortization
                (excludes leasing transactions)                              39                 30
               All other                                                  1,198              1,093
               Valuation allowances                                        (159)              (174)
                                                                        -------            -------
                  Total deferred tax assets                              12,695             12,396

               Deferred Tax Liabilities
               ------------------------
               Leasing transactions                                       3,935              3,166
               Depreciation and amortization
                (excludes leasing transactions)                           2,804              2,574
               Employee benefit plans                                     1,443                697
               All other                                                  1,336              1,157
                                                                        -------            -------
                  Total deferred tax liabilities                          9,518              7,594
                                                                        -------            -------
                     Net deferred tax assets                            $ 3,177            $ 4,802
                                                                        =======            =======

Net foreign operating loss carryforwards for tax purposes were $3.2 billion at December 31, 1994. A substantial portion of these losses has an indefinite carryforward period; the remaining losses have expiration dates beginning in 1996. For financial statement purposes, the tax benefit of operating losses is recognized as a deferred tax asset, subject to appropriate valuation allowances. The company evaluates the tax benefits of operating loss carryforwards on an ongoing basis. Such evaluations include a review of historical and consideration of projected future operating results, the eligible carryforward period and other circumstances.

NOTE 7.  Liabilities - Automotive

Current Liabilities

Included in accrued liabilities at December 31 were the following (in millions):

                                                                          1994               1993
                                                                        -------            -------
               Dealer and customer allowances and claims                $ 6,716            $ 6,645
               Employee benefit plans                                     1,786              1,415
               Postretirement benefits other than pensions                  688                674
               Salaries, wages, and employer taxes                          598                594
               Other                                                      1,811              1,487
                                                                        -------            -------
                   Total accrued liabilities                            $11,599            $10,815
                                                                        =======            =======


Noncurrent Liabilities

Included in other liabilities at December 31 were the following (in millions):

                                                                          1994               1993
                                                                        -------            -------
               Postretirement benefits other than pensions              $14,025            $13,288
               Dealer and customer allowances and claims                  6,044              5,170
               Employee benefit plans                                     2,232              2,353
               Unfunded pension obligation                                  362              2,873
               Minority interests in net assets of subsidiaries             118                161
               Other                                                      2,139              2,066
                                                                        -------            -------
                   Total other liabilities                              $24,920            $25,911
                                                                        =======            =======

NOTE 8.  Employee Retirement Benefits

Employee Retirement Plans

The company has two principal retirement plans in the U.S. The Ford-UAW Retirement Plan covers hourly employees represented by the UAW, and the General Retirement Plan covers substantially all other employees of the company and several finance subsidiaries in the U.S. The hourly plan provides noncontributory benefits related to employee service. The salaried plan provides similar noncontributory benefits and contributory benefits related to pay and service. Other U.S. and non-U.S. subsidiaries have separate plans which generally provide similar types of benefits covering their employees.
The company and its subsidiaries also have defined benefit plans applicable to certain executives which are not funded.

The company's policy for funded plans is to contribute annually, at a minimum, amounts required by applicable law, regulations and union agreements. Plan assets consist principally of investments in stocks, government and other fixed income securities and real estate. The various plans generally are funded, except in Germany, where this has not been the custom, and as noted above; in those cases, an unfunded liability is recorded. In 1994, the company contributed $1.7 billion to its U.S. plans and $300 million to its non-U.S. plans.

The company's pension expense, including Financial Services, was as follows (in millions):

                                         1994                       1993                       1992
                               ------------------------   ------------------------   ------------------------
                                               Non-                       Non-                        Non-
                               U.S. Plans   U.S. Plans    U.S. Plans   U.S. Plans    U.S. Plans    U.S. Plans
                               ----------   ----------    ----------   ----------    ----------    ----------
Benefits attributed to
 employees' service            $   526      $   236       $   419      $   181       $   342        $ 213
Interest on projected
 benefit obligation              1,639          677         1,517          667         1,437          698
Return on assets:
 Actual (gain)/loss                (74)         137        (2,264)      (1,370)       (1,465)        (865)
 Deferred gain/(loss)           (1,928)        (759)          389          677          (204)         190
                               -------      -------       -------       ------       -------        -----
   Recognized (gain)            (2,002)        (622)       (1,875)        (693)       (1,669)        (675)
Net amortization and other         452          151           259          169           228          180
                               -------      -------       -------       ------       -------        -----
   Net pension expense         $   615      $   442       $   320       $  324       $   338        $ 416
                               =======      =======       =======       ======       =======        =====


Pension expense increased in 1994 as a result of lower discount rates for both U.S. and non-U.S. plans, compared with 1993. In addition, amendments made in September 1993 to the Ford-UAW Retirement Plan and the General Retirement Plan provided benefit improvements that increased net U.S. expense in 1994.

The status of these plans at December 31 was as follows (in millions):

                                                          1994                              1993
                                             ------------------------------    ------------------------------
                                             Assets in   Accum.                Assets in   Accum.
                                             Excess of  Benefits               Excess of  Benefits
                                              Accum.    in Excess    Total      Accum.    in Excess   Total
                                             Benefits   of Assets    Plans     Benefits   of Assets   Plans
                                             ---------  ---------   --------   ---------  ---------  --------
U.S. Plans
- ----------
 Plan assets at fair value                   $23,264    $   132     $23,396    $12,122    $10,779    $22,901

 Actuarial present value of:
  Vested benefits                            $17,217    $   404     $17,621    $ 8,708    $ 9,962    $18,670
  Accumulated benefits                        20,256        453      20,709      9,700     12,603     22,303
  Projected benefits                          21,404        541      21,945     10,896     12,767     23,663

 Plan assets in excess of/(less than)
  projected benefits                         $ 1,860    $  (409)    $ 1,451    $ 1,226    $(1,988)   $  (762)
 Unamortized (net asset)/net
  transition obligation a/                      (164)        12        (152)      (760)       563       (197)
 Unamortized prior service cost b/             2,134         86       2,220        538      2,053      2,591
 Unamortized net (gains)/losses c/              (717)        56        (661)      (159)       297        138
                                             -------    -------     -------    -------    -------    -------
   Prepaid pension asset/(liability)           3,113       (255)      2,858        845        925      1,770
 Adjustment required to recognize
  minimum liability d/                             -        (77)        (77)         -     (2,771)    (2,771)
                                             -------    -------     -------    -------    -------    -------
   Prepaid pension asset/(liability)
    recognized in the balance sheet          $ 3,113    $  (332)    $ 2,781    $   845    $(1,846)   $(1,001)
                                             =======    =======     =======    =======    =======    =======
 Plan assets in excess of/(less than)
  accumulated benefits                       $ 3,008    $  (321)    $ 2,687    $ 2,422    $(1,824)   $   598

 Assumptions:
  Discount rate at year-end                                            8.25%                             7.0%
  Average rate of increase in compensation                             5.5 %                             5.5%
  Long-term rate of return on assets                                   9.0 %                             9.5%

Non-U.S. Plans
- --------------
 Plan assets at fair value                   $ 7,018    $   950     $ 7,968    $ 5,806    $ 1,815    $ 7,621

 Actuarial present value of:
  Vested benefits                            $ 5,318    $ 2,895     $ 8,213    $ 4,538    $ 3,888    $ 8,426
  Accumulated benefits                         5,419      3,053       8,472      4,619      4,092      8,711
  Projected benefits                           6,321      3,240       9,561      5,333      4,484      9,817

 Plan assets in excess of/(less than)
  projected benefits                         $   697    $(2,290)    $(1,593)   $   473    $(2,669)   $(2,196)
 Unamortized (net asset)/net
  transition obligation a/                        32        241         273       (209)       461        252
 Unamortized prior service cost b/               227        248         475        267        232        499
 Unamortized net (gains)/losses c/               (81)       (25)       (106)       (88)       863        775
                                             -------    -------     -------    -------    -------    -------
   Prepaid pension asset/(liability)             875     (1,826)       (951)       443     (1,113)      (670)
 Adjustment required to recognize
  minimum liability d/                             -       (284)       (284)         -     (1,164)    (1,164)
                                             -------    -------     -------    -------    -------    -------
   Prepaid pension asset/(liability)
    recognized in the balance sheet          $   875    $(2,110)    $(1,235)   $   443    $(2,277)   $(1,834)
                                             =======    =======     =======    =======    =======    =======
 Plan assets in excess of/(less than)
  accumulated benefits                       $ 1,599    $(2,103)    $  (504)   $ 1,187    $(2,277)   $(1,090)

 Assumptions:
  Discount rate at year-end                                             8.3%                             7.2%
  Average rate of increase in compensation                              5.2%                             5.1%
  Long-term rate of return on assets                                    9.0%                             9.5%

- - - - - -
a/ The balance of the initial difference between assets and obligation deferred for recognition over a 15 year period.
b/ The prior service effect of plan amendments deferred for recognition over remaining service.
c/ The deferred gain or loss resulting from investments, other experience and changes in assumptions.
d/ An adjustment to reflect the unfunded accumulated benefits -- at year-end 1994 this amount is offset by an intangible asset; at year-end 1993, the unfunded liability in excess of $3,250 million was recorded net of deferred taxes as a $400 million reduction in stockholders' equity.

Postretirement Health Care and Life Insurance Benefits

The company and certain of its subsidiaries sponsor unfunded plans to provide selected health care and life insurance benefits for retired employees. The company's U.S. and Canadian employees may become eligible for those benefits if they retire while working for the company; however, benefits and eligibility rules may be modified from time to time. The estimated cost for postretirement health care benefits is accrued over periods of employee service on an actuarially determined basis, in accordance with the requirements of Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other Than Pensions".

In adopting SFAS 106, the company elected to recognize immediately the prior-year unaccrued accumulated postretirement benefit obligation, resulting in an adverse effect on income of $7,540 million in the first quarter of 1992. The charge reflected an unaccrued retiree benefit obligation of $12 billion, offset partially by projected tax benefits of $4.5 billion.

Net postretirement benefit expense, including Financial Services, was as follows (in millions):

                                                                   1994           1993           1992
                                                                  ------         ------         ------
         Benefits attributed to employees' service                $  263         $  240         $  235
         Interest on accumulated benefit obligation                1,088          1,207          1,129
         Net amortization                                            (32)             -              -
                                                                  ------         ------         ------
           Net postretirement benefit expense                     $1,319         $1,447         $1,364
                                                                  ======         ======         ======

         Retiree benefit payments                                 $  639         $  654         $  641

The status of these plans at December 31 was as follows (in millions):

                                                                    1994           1993
                                                                  --------       --------
         Accumulated postretirement benefit obligation:
           Retirees                                               $ 6,720        $ 8,147
           Active employees eligible to retire                      2,282          2,725
           Other active employees                                   4,266          5,984
                                                                  -------        -------
             Total accumulated obligation                          13,268         16,856
         Unamortized prior service cost a/                            321            387
         Unamortized net gains/(losses) b/                          1,440         (2,880)
                                                                  -------        -------
           Accrued liability                                      $15,029        $14,363
                                                                  =======        =======

         Assumptions:
           Discount rate                                             8.75%           7.5%
           Present health care cost trend rate                       5.9 %           9.7%
           Ultimate trend rate in ten years                          5.5 %           5.5%
           Weighted-average trend rate                               6.6 %           6.8%

         - - - - -
         a/ The prior service effect of plan amendments deferred for recognition over remaining service to retirement eligibility.
         b/ The deferred gain or loss resulting from experience and changes in assumptions deferred for recognition over remaining service to retirement.

Changing the assumed health care cost trend rates by one percentage point would change the aggregate service and interest cost components of net postretirement benefit expense for 1994 by $180 million and the accumulated postretirement benefit obligation at December 31, 1994 by $1.6 billion.

NOTE 9.  Debt

The fair value of debt was estimated based on quoted market prices or current rates for similar debt with the same remaining maturities.

Automotive

Debt at December 31 was as follows (in millions):

                                                                     Weighted Average
                                                                       Interest Rate*          Book Value
                                                                    -------------------   -------------------
                                                       Maturity       1994       1993       1994       1993
                                                       ---------    --------   --------   --------   --------
      Debt payable within one year
      ----------------------------
      Short-term debt                                                 10.0%      7.1%     $  112     $  887
      Long-term debt payable within one year                                                  43         45
                                                                                          ------     ------
        Total debt payable within one year                                                   155        932

      Long-term debt                                   1996-2043       9.0%      9.0%      7,103      7,084
                                                                                          ------     ------

        Total debt                                                                        $7,258     $8,016
                                                                                          ======     ======

      Fair value                                                                          $7,492     $9,044

      - - - - -
     *Excludes the effect of interest-rate swap agreements

Long-term debt at December 31, 1994 included maturities as follows (in millions): 1995 - $43 (included in current liabilities); 1996 - $932; 1997 - $599; 1998 - $1,210; 1999 - $350; thereafter - $4,012.

Included in long-term debt at December 31, 1994 and 1993 were obligations of $6,567 million and $6,568 million, respectively, with fixed interest rates and $536 million and $516 million, respectively, with variable interest rates (generally based on LIBOR or other short-term rates). Obligations payable in foreign currencies at December 31, 1994 and 1993 were $994 million and $970 million, respectively.

Agreements to manage exposures to fluctuations in interest rates, which include primarily interest-rate swap agreements and futures contracts, did not materially change the overall weighted-average rate on long-term debt and effectively decreased the obligations subject to variable interest rates to $465 million at December 31, 1994.

Financial Services

Debt at December 31 was as follows (in millions):

                                                                     Weighted Average
                                                                       Interest Rate*          Book Value
                                                                    -------------------   -------------------
                                                       Maturity       1994       1993       1994       1993
                                                       ---------    --------   --------   --------   --------
      Debt payable within one year
      ----------------------------
      Unsecured short-term debt                                                           $  2,990   $  2,852
      Commercial paper                                                                      51,008     37,793
      Other short-term debt                                                                  2,301      3,111
                                                                                          --------   --------
        Total short-term debt                                         5.9%       3.9%       56,299     43,756
      Long-term debt payable within one year                                                 9,310     12,304
                                                                                          --------   --------
        Total debt payable within one year                                                  65,609     56,060

      Long-term debt
      --------------
      Secured indebtedness                             1996-2005      6.7%       8.0%           98      1,821
      Unsecured senior indebtedness
        Notes and bank debt                            1996-2048      7.1%       7.1%       54,248     41,471
        Debentures                                     1996-2010      7.8%       9.4%          560        916
        Unamortized (discount)                                                                 (61)       (55)
                                                                                          --------   --------
          Total unsecured senior indebtedness                                               54,747     42,332
      Unsecured subordinated indebtedness
        Notes                                          1996-2021      9.2%       8.9%        3,159      3,634
        Debentures                                     1996-2009      8.1%       8.1%          141        142
        Unamortized (discount)                                                                 (41)       (29)
                                                                                          --------   --------
          Total unsecured subordinated indebtedness                                          3,259      3,747
                                                                                          --------   --------
            Total long-term debt                                                            58,104     47,900
                                                                                          --------   --------
              Total debt                                                                  $123,713   $103,960
                                                                                          ========   ========

      Fair value                                                                          $122,252   $107,233

      - - - - -
      *Excludes the effect of interest-rate swap agreements

Information concerning short-term borrowings (excluding long-term debt payable within one year) is as follows (in millions):

                                                                          1994           1993           1992
                                                                        --------       --------       --------
       Average amount of short-term borrowings                          $50,106        $38,353        $33,993
       Weighted-average short-term interest rates per annum
        (average year)                                                      4.6%           3.8%           5.2%
       Average remaining term of commercial paper
        at December 31                                                  27 days        29 days        29 days

Long-term debt at December 31, 1994 included maturities as follows (in millions): 1995 - $9,310; 1996 - $12,086; 1997 - $13,106; 1998 - $9,871; 1999
- - $9,883; thereafter - $13,158.

Included in long-term debt at December 31, 1994 and 1993 were obligations of $45.9 billion and $40.7 billion, respectively, with fixed interest rates and $12.2 billion and $7.2 billion, respectively, with variable interest rates (generally based on LIBOR or other short-term rates). Obligations payable in foreign currencies at December 31, 1994 and 1993 were $12.2 billion and $12.9 billion, respectively. These obligations were issued primarily to fund foreign business operations.

Agreements to manage exposures to fluctuations in interest rates include primarily interest-rate swap agreements. These agreements decreased the overall weighted-average rate on long-term debt to 7.1%, compared with 7.2% excluding these agreements, and effectively decreased the obligations subject to variable interest rates to $7.2 billion at December 31, 1994. The weighted-average interest rate on short-term debt decreased to 5.6%, compared with 5.9% excluding these agreements.

Support Facilities

At December 31, 1994, Ford (parent company only) had long-term contractually committed credit agreements in the U.S. under which $5.9 billion is available from various banks at least through June 30, 1999. The entire $5.9 billion may be used, at Ford's option, by either Ford or Ford Credit. These facilities were unused at December 31, 1994.

Outside the U.S., Ford had additional long-term contractually committed credit-line agreements of $2.5 billion. These facilities are available in varying amounts from 1995 through 1999; $21 million were in use at December 31, 1994.

At December 31, 1994, Financial Services had $33.8 billion of contractually committed support facilities (including the $5.9 billion of the Ford credit agreements) for use in the U.S.; less than 1% of these facilities, excluding the Ford credit agreements, were in use. An additional $8.9 billion of contractually committed support facilities were available outside the U.S. at December 31, 1994; $1.4 billion of these were in use.

NOTE 10.  Annuity Contracts - Financial Services

The liability for annuity contracts, included in other liabilities, was $2,722 million at December 31, 1994 and $1,598 million at December 31, 1993, and reflected deposits received and interest credited, less related withdrawals. The weighted-average interest rate on annuity contracts outstanding at December 31, 1994 and 1993 was 6.3% and 6.2%, respectively. Interest rates offered are initially guaranteed for periods of either one or five years. Interest credited to annuity account balances is recognized as expense; surrender charges are recognized as a reduction of interest credited to annuitants. The fair value of annuity contracts at December 31, 1994 and 1993 approximated book value because the contractual interest rate due holders is reset annually for more than 97% of contracts outstanding.

NOTE 11.  Capital Stock

On April 14, 1994, the company's Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend on the company's Common Stock and Class B Stock effective June 6, 1994. Share data have been restated to reflect the split, where appropriate.

At December 31, 1994, all general voting power was vested in the holders of Common Stock and the holders of Class B Stock, voting together without regard to class. At that date, the holders of Common Stock were entitled to one vote per share and, in the aggregate, had 60% of the general voting power; the holders of Class B Stock were entitled to such number of votes per share as would give them, in the aggregate, the remaining 40% of the general voting power, as provided in the company's Certificate of Incorporation.

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

Information concerning the Preferred Stock of the company is as follows:



                                 Series A Preferred Stock                   Series B Preferred Stock
                          --------------------------------------    --------------------------------------
Year issued               1991                                      1992

Shares issued             46,000 shares                             22,800 shares

Shares sold               46,000,000 Depositary Shares, each        45,600,000 Depositary Shares, each
                          representing 1/1,000 of a share of        representing 1/2,000 of a share of
                          Series A Cumulative Convertible           Series B Cumulative Preferred Stock
                          Preferred Stock

Dividends                 $4.20 per year per Depositary Share       $2.0625 per year per Depositary Share

Conversion                Shares can be converted any time          None
                          into shares of Common Stock of the
                          company at a rate equivalent to
                          3.2654 shares of Common Stock for
                          each Depositary Share (equivalent to
                          a conversion price of $15.3121 per
                          share of Common Stock).

Redemption                Not redeemable prior to                   Not redeemable prior to
                          December 7, 1997                          December 1, 2002.

                          On and after December 7, 1997, the        On and after December 1, 2002, and
                          stock is redeemable for cash at the       upon satisfaction of certain
                          company's option, in whole or in          conditions, the stock is redeemable
                          part, initially at an amount equi-        for cash at the option of Ford, in
                          valent to $51.68 per Depositary           whole or in part, at a redemption
                          Share and thereafter at prices            price equivalent to $25 per Depositary
                          declining to $50 per Depositary           Share, plus an amount equal to the sum
                          Share on and after December 1, 2001,      of all accrued and unpaid dividends.
                          plus, in each case, an amount equal
                          to the sum of all accrued and unpaid
                          dividends.

Liquidation preference    $50 per Depositary Share                  $25 per Depositary Share
 and shares outstanding   $2.3 billion and 45,946 shares            $1.1 billion and 22,800 shares
 at December 31, 1994     outstanding                               outstanding


The Series A and Series B Preferred Stock rank (and any other outstanding Preferred Stock of the company would rank) senior to the Common Stock and Class B Stock in respect of dividends and liquidation rights.

NOTE 12.  Stock Options

The company has stock options outstanding under the 1985 Stock Option Plan and the 1990 Long-term Incentive Plan. These plans were approved by the stockholders.

Information concerning stock options, restated to reflect the 2-for-1 stock split, is as follows (shares in millions):

                                                                         1994         1993         1992
                                                                        ------       ------       ------
    Option price of new grants a/                                       $29.06       $28.84       $18.50
                                                                          and
                                                                        $28.63

    Shares subject to option
    ------------------------
    Outstanding at beginning of period                                   37.4         41.1          33.0
    New grants                                                            9.5          7.1           9.6
    Exercised b/                                                         (2.6)        (6.7)         (1.0)
    Surrendered upon exercise of stock appreciation rights               (0.9)        (3.9)         (0.5)
    Terminated and expired                                               (0.1)        (0.2)            *
                                                                        -----        -----        ------
      Outstanding at end of period                                       43.3 c/      37.4          41.1
    Outstanding but not exercisable                                     (21.3)       (19.3)        (19.5)
                                                                        -----        -----        ------
      Exercisable at end of period                                       22.0         18.1          21.6
                                                                        =====        =====        ======

    Shares authorized for future grants (as of December 31)d/               0            0            0

    - - - - -
   *  Less than 50,000 shares.
   a/ Fair market value of Common Stock at dates of grant.
   b/ At option prices ranging from $9.09 to $28.84 during 1994, $9.09 to
      $25.84 during 1993, from $3.52 to $15.34 during 1992.
   c/ Including 10.0 and 33.3 million shares under the 1985 and 1990 Plans, respectively, at option prices ranging from $9.09 to $29.06 per share.
   d/ In addition, up to 1% of the issued Common Stock as of December 31 of any year may be made available for stock options and other plan awards in the next succeeding calendar year. That limit may be increased up to 2% in any year, with a corresponding reduction in shares available for grants in future years.


No further grants may be made under the 1985 Plan. Grants may be made under the 1990 Plan through April 2000. In general, options granted under the 1985 Plan and options granted to date under the 1990 Plan become exercisable 25% after one year from the date of grant, 50% after two years, 75% after three years and in full after four years. Options under both Plans expire after 10 years. Certain options outstanding under the plans were granted with an equal number of accompanying stock appreciation rights which may be exercised in lieu of the options. Under the Plans, a stock appreciation right entitles the holder to receive, without payment, the excess of the fair market value of the Common Stock on the date of exercise over the option price, either in Common Stock or cash or a combination. In addition, grants of Contingent Stock Rights were made with respect to 709,800 shares in 1994, 2,327,200 shares in 1993, and 1,264,800 shares in 1992 under the 1990 Long-Term Incentive Plan (not included in the table above). The number of shares ultimately awarded will depend on the extent to which the Performance Target specified in each Right is achieved, the individual performances of the recipients and other factors, as determined by the Compensation and Option Committee of the Board of Directors.

NOTE 13.  Litigation and Claims

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. It is reasonably possible that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the company or the subsidiary involved and could require the company or such subsidiary to pay damages or make other expenditures in amounts or a range of amounts that at December 31, 1994 cannot reasonably be estimated. Although the final resolution of any such matters could have a material effect on the company's consolidated financial results for a particular reporting period, the company believes that, based on its analysis, any resulting liability should not materially affect the company's consolidated financial position at December 31, 1994.


NOTE 14.  Commitments and Contingencies

At December 31, 1994, the company had the following minimum rental commitments
under non-cancelable operating leases (in millions):   1995 - $713; 1996 -
$610; 1997 - $538; 1998 - $250; 1999 - $222; thereafter - $653.  These amounts include rental commitments related to the sales and leasebacks of certain Automotive machinery and equipment.

The company and certain of its subsidiaries have entered into agreements with various banks to introduce credit card programs that offer rebates which can be applied against the purchase or lease of Ford cars or trucks. The maximum amount of rebates available to qualified cardholders at December 31, 1994 and 1993 was $2.3 billion and $1.7 billion, respectively. The company has provided for the estimated net cost of these programs as a sales incentive based on the estimated number of participants who will ultimately purchase vehicles.

Certain Financial Services subsidiaries make credit lines available to holders of their credit cards. At December 31, 1994 and 1993, the unused portion of available credit was approximately $10.3 billion and $9.9 billion, respectively, and is revocable under specified conditions. The fair value of unused credit lines and the potential risk of loss was not considered to be significant.

NOTE 15.  Financial Instruments

The company adopted Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" as of December 31, 1994. Estimated fair value amounts have been determined using available market information and various valuation methods depending on the type of instrument. In evaluating the fair value information, considerable judgement is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts.

Balance Sheet Financial Instruments

Information about specific valuation techniques and related fair value detail is provided throughout the footnotes. The table below provides book value and fair value amounts (in millions) and a cross reference to the applicable Note.

                                 December 31, 1994           December 31, 1993
                               -----------------------    -----------------------
                                 Book           Fair        Book           Fair      Fair Value
                                 Value          Value       Value          Value     Reference
                               ----------     --------    ----------     --------    ----------
Automotive
- ----------
Cash & cash equivalents        $  4,481       $  4,481    $  5,667       $  5,667    Note 17
Marketable securities             7,602          7,602       4,085          4,085    Note 2
Receivables                       2,548          2,548       2,302          2,302    Note 3
Debt                              7,258          7,492       8,016          9,044    Note 9

Financial Services
- ------------------
Cash & cash equivalents        $  1,739       $  1,739    $  2,555       $  2,555    Note 17
Marketable securities             5,781          5,746       7,559          7,635    Note 2
Receivables                      98,432         99,609      96,789         98,505    Note 3
Debt                            123,713        122,252     103,960        107,223    Note 9
Annuity contracts*                2,722          2,722       1,598          1,598    Note 10

- - - - - -
* Included in Financial Services other liabilities and deferred income on the balance sheet.

Foreign Currency Instruments

The fair value of foreign currency instruments generally was estimated using current market prices provided by outside quotation services. At December 31, 1994, the fair value of net receivable contracts was $298 million, and the fair value of net payable contracts was $108 million. At December 31, 1993, the fair value for all agreements was a net receivable of $149 million. At December 31, 1994, foreign currency instruments had a deferred gain of $220 million. In the unlikely event that a counterparty fails to meet the terms of a foreign currency agreement, the company's market risk is limited to the exchange rate differential. In the case of currency swaps, the company's market risk also may include an interest rate differential. At December 31, 1994 and 1993, the total amount of the company's foreign currency forward contracts (contracts purchased and sold) and currency swaps and options outstanding was $12.6 billion and $10.9 billion, respectively, maturing primarily through 1997.

Interest-Rate Instruments

The fair value of interest-rate instruments is the estimated amount the company would receive or pay to terminate the agreement. Fair value is calculated using information provided by outside quotation services, taking into account current interest rates and the current credit-worthiness of the swap parties. At December 31, 1994, the fair value of net receivable contracts was $458 million, and the fair value of net payable contracts was $602 million. At December 31, 1993, the fair value for all agreements was a net receivable of $512 million. In the unlikely event that a counterparty fails to meet the terms of an interest-rate agreement, the company's exposure is limited to the interest rate differential. At December 31, 1994 and 1993, the underlying principal amounts on which the company has interest-rate swap agreements outstanding aggregated $53.8 billion and $36.1 billion, respectively, maturing primarily through 1999.

Other Instruments

In addition, the company and its subsidiaries have entered into a variety of other financial agreements which contain potential risk of loss. These agreements include limited guarantees under sales of receivables agreements, financial guarantees, letters of credit, interest rate caps and floors, and government security repurchase agreements. Neither the amounts of these agreements nor the potential risk of loss was considered to be significant at December 31, 1994.


Note 16.  Significant Acquisitions and Dispositions of Subsidiaries

Acquisition of the Hertz Corporation

On March 8, 1994, Ford purchased from Commerzbank Aktiengesellschaft, a German bank, additional shares of common stock of Hertz aggregating 5% of the total outstanding voting stock, thereby bringing Ford's ownership of the total voting stock of Hertz to 54% from 49%. On April 29, 1994, Ford acquired 20% of Hertz' common stock from Park Ridge Limited Partnership, and Hertz redeemed the common stock (26%) and preferred stock of Hertz owned by AB Volvo for $145 million. These transactions resulted in Hertz becoming a wholly-owned subsidiary of Ford. In addition, a $150 million subordinated promissory note of Hertz held by Ford Credit was exchanged for $150 million of preferred stock of Hertz. Prior to these transactions, Hertz had been accounted for on an equity basis as part of the Automotive segment. Hertz' operating results, assets, liabilities and cash flows are now consolidated as part of the Financial Services segment. In 1994, Financial Services net income included $92 million for Hertz. In 1993, Automotive net income included $26 million for Hertz.

Sale of First Nationwide Bank

On September 30, 1994, substantially all of the assets of First Nationwide Bank, a Federal Savings Bank, since known as Granite Savings Bank (the "Bank"), were sold to, and substantially all of the Bank's liabilities were assumed by, First Madison Bank, FSB ("First Madison"). The Bank is a wholly-owned subsidiary of Granite Management Corporation (formerly First Nationwide Financial Corporation) ("Granite"), which in turn is a wholly-owned subsidiary of Ford.

The company recognized in First Quarter 1994 earnings a pre-tax charge of $475 million ($440 million after taxes) related to the disposition of the Bank, reflecting the non-recovery of goodwill and reserves for estimated losses on assets to be retained or repurchased by Granite. These assets will be liquidated over time as market conditions permit. The tax effect of this transaction takes into account differences between the book and tax basis of certain assets for which deferred taxes were not required to be provided under SFAS No. 109, "Accounting for Income Taxes". The company's income statement includes the results of operations of Granite through March 31, 1994. The net assets of Granite at December 31, 1994 are included in the balance sheet under Financial Services - Other Assets. Historically, Granite (including the Bank) has not had a significant effect on Ford's operating results.

NOTE 17.  Cash Flows

The reconciliation of net income/(loss) to cash flows from operating activities is as follows (in millions):

                                                      1994                   1993                   1992
                                              ---------------------  ---------------------  ---------------------
                                                         Financial               Financial              Financial
                                              Automotive Services    Automotive  Services   Automotive  Services
                                              ---------- ---------   ----------  ---------  ----------  ---------
Net income/(loss)                              $3,824     $1,484      $  940      $1,589    $(8,628)     $1,243
Adjustments to reconcile net income/(loss)
 to cash flows from operating activities:
  Cumulative effects of changes in
   accounting principles                            -          -           -           -      7,094        (211)
  Depreciation and amortization                 4,426      4,910       4,404       3,064      4,666       2,089
  (Earnings)/losses of affiliated
   companies in excess of dividends
   remitted                                      (171)        (2)        (21)         (9)        16          51
  Provision for credit and
   insurance losses                                 -      1,539           -       1,523          -       1,795
  Foreign currency adjustments                   (384)         -        (650)          -       (362)          -
  Net purchases of trading securities
   (Note 2)                                    (3,616)       (41)          -           -          -           -
  Provision/(credit) for deferred income
   taxes                                          424        410        (796)        595       (447)        333
  Changes in assets and liabilities:
   (Increase)/decrease in accounts
    receivable and other current assets        (1,096)         -          34           -        103           -
   (Increase)/decrease in inventory              (894)         -        (275)          -        380           -
   Increase in accounts payable and
    accrued and other liabilities               4,949      1,077       3,735         594      2,617         295
  Other                                            80       (290)       (509)       (211)       314         167
                                               ------     ------      ------      ------    -------      ------
Cash flows from operating activities           $7,542     $9,087      $6,862      $7,145    $ 5,753      $5,762
                                               ======     ======      ======      ======    =======      ======


The company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents. The book value of these investments approximates fair value because of the short maturity. Cash flows resulting from futures contracts, forward contracts and options that are accounted for as hedges of identifiable transactions are classified in the same category as the item being hedged. With the adoption of SFAS 115 in 1994, the purchases and sales of trading securities are included in cash flows from operating activities. The purchases and sales of available-for-sale and held-to-maturity securities are included in cash flows from investing activities.

Cash paid for interest and income taxes was as follows (in millions):

                                                      1994         1993         1992
                                                     ------       ------       ------
                          Interest                   $7,718       $6,969       $8,255
                          Income taxes                2,042        1,522           31


NOTE 18. Segment Information

The company operates in two principal business segments: Automotive and Financial Services. The Automotive segment consists of the design, manufacture, assembly and sale of cars, trucks and related parts and accessories. The Financial Services segment consists primarily of financing operations, insurance operations, and vehicle and equipment leasing operations.

Intersegment transactions represent principally transactions occurring in the ordinary course of business, borrowings and related transactions between entities in the Financial Services and Automotive segments, and interest and other support under special vehicle financing programs. These arrangements are reflected in the respective business segments.

Intercompany sales among geographic areas consist primarily of vehicles, parts and components manufactured by the company and various subsidiaries and sold to different entities within the consolidated group. Transfer prices for these transactions are established by agreement between the affected entities.

Financial information segregated by major geographic area is as follows (in millions):


Automotive

                                                                1994             1993             1992
                                                              ---------        ---------        ---------
Sales to unaffiliated customers
  United States                                               $ 73,008         $ 61,559         $ 51,918
  Europe*                                                       21,784           18,507           21,579
  All other                                                     12,345           11,502           10,910
                                                              --------         --------         --------
    Total                                                     $107,137         $ 91,568         $ 84,407
                                                              ========         ========         ========

Intercompany sales among geographic areas
  United States                                               $ 11,206         $  8,721         $  6,978
  Europe*                                                        1,709            1,690            1,717
  All other                                                     11,811            9,791           10,120
                                                              --------         --------         --------
    Total                                                     $ 24,726         $ 20,202         $ 18,815
                                                              ========         ========         ========

Total sales
  United States                                               $ 84,214         $ 70,280         $ 58,896
  Europe*                                                       23,493           20,197           23,296
  All other                                                     24,156           21,293           21,030
  Elimination of intercompany sales                            (24,726)         (20,202)         (18,815)
                                                              --------         --------         --------
    Total                                                     $107,137         $ 91,568         $ 84,407
                                                              ========         ========         ========

Operating income/(loss)
  United States                                               $  4,190         $  1,677         $   (582)
  Europe*                                                          935             (402)            (924)
  All other                                                        701              157             (269)
                                                              --------         --------         --------
    Total                                                     $  5,826         $  1,432         $ (1,775)
                                                              ========         ========         ========

Net income/(loss) before cumulative effects
 of changes in accounting principles
  United States                                               $  3,040         $  1,482         $   (405)
  Europe*                                                          388             (407)            (647)
  All other                                                        396             (135)            (482)
                                                              --------         --------         --------
    Total                                                     $  3,824         $    940         $ (1,534)
                                                              ========         ========         ========

Assets at December 31
  United States                                               $ 45,554         $ 39,666         $ 34,334
  Europe*                                                       13,514           13,452           13,414
  All other                                                     20,231           18,248           17,534
  Net receivables from Financial Services                          677              910            1,437
  Elimination of intercompany receivables                      (11,605)         (10,539)          (9,549)
                                                              --------         --------         --------
    Total                                                     $ 68,371         $ 61,737         $ 57,170
                                                              ========         ========         ========

Capital expenditures (facilities, machinery
 and equipment and tooling)
  United States                                               $  5,428         $  4,289         $  3,018
  Europe*                                                        1,236            1,376            1,857
  All other                                                      1,646            1,049              822
                                                              --------         --------         --------
    Total                                                     $  8,310         $  6,714         $  5,697
                                                              ========         ========         ========

- - - - - -
*Excludes Jaguar

Financial Services

                                                                1994             1993             1992
                                                              ---------        ---------        ---------
Revenues
  United States                                               $ 17,356         $ 14,102         $ 12,514
  Europe                                                         2,336            1,673            2,051
  All other                                                      1,610            1,178            1,160
                                                              --------         --------         --------
    Total                                                     $ 21,302         $ 16,953         $ 15,725
                                                              ========         ========         ========

Income before income taxes and cumulative effects
 of changes in accounting principles**
  United States                                               $  2,185         $  2,311         $  1,452
  Europe                                                           419              285              266
  All other                                                        188              116              107
                                                              --------         --------         --------
    Total                                                     $  2,792         $  2,712         $  1,825
                                                              ========         ========         ========

- - - - - -
** Financial Services activities do not report operating income; income before income taxes is representative of operating income.

                                                                1994             1993             1992
                                                              ---------        ---------        ---------
Net income before cumulative effects of
 changes in accounting principles
  United States                                               $  1,119         $  1,340         $    919
  Europe                                                           277              187               68
  All other                                                         88               62               45
                                                              --------         --------         --------
    Total                                                     $  1,484         $  1,589         $  1,032
                                                              ========         ========         ========

Assets at December 31
  United States                                               $124,118         $117,290         $104,749
  Europe                                                        16,507           12,132           11,512
  All other                                                     10,358            7,779            7,114
                                                              --------         --------         --------
    Total                                                     $150,983         $137,201         $123,375
                                                              ========         ========         ========


Note 19. Summary Quarterly Financial Data (Unaudited)
(in millions except amounts per share)


                                                  1994                                       1993
                                  -------------------------------------      -------------------------------------
                                   First     Second     Third    Fourth       First    Second      Third    Fourth
                                  Quarter    Quarter   Quarter   Quarter     Quarter   Quarter    Quarter   Quarter
                                  -------    -------   -------   -------     -------   -------    -------   -------
Automotive
  Sales                           $26,070    $28,375   $24,926   $27,766     $22,686   $25,264    $20,107   $23,511
  Operating income/(loss)           1,559      1,966       989     1,312         505       787       (242)      382

Financial Services
  Revenues                          4,332      5,397     5,696     5,877       4,077     4,155      4,391     4,330
  Income before income taxes          196        911       896       789         670       654        732       656

Total Company
  Net income                      $   904a/  $ 1,711   $ 1,124   $ 1,569     $   572   $   775    $   463b/ $   719c/
   Preferred stock dividend
   requirements                        72         72        72        71          72        72         72        72
                                  -------    -------   -------   -------     -------   -------    -------   -------
    Income attributable
     to Common and Class B Stock  $   832    $ 1,639   $ 1,052   $ 1,498     $   500   $   703    $   391   $   647
                                  =======    =======   =======   =======     =======   =======    =======   =======


AMOUNTS PER SHARE OF COMMON
 AND CLASS B STOCK AFTER
 PREFERRED STOCK DIVIDENDSd/

  Income                          $  0.83    $  1.63   $  1.04   $  1.47     $  0.51   $  0.72    $  0.40   $  0.65
                                  =======    =======   =======   =======     =======   =======    =======   =======

  Income assuming full
   dilution                       $  0.75    $  1.44   $  0.93   $  1.31     $  0.48   $  0.65    $  0.38   $  0.60

  Dividends                       $  0.20    $  0.225  $  0.225  $  0.26     $  0.20   $  0.20    $  0.20   $  0.20

- - - - - -
a/ Includes a loss of $440 million related to the disposition of Granite
   Savings Bank (formerly First Nationwide Bank) b/ Includes a one-time tax reduction of $140 million to reflect revaluation of
   U.S. deferred tax balances, offset partially by restructuring charges at Jaguar ($65 million).
c/ Includes restructuring charges at Jaguar ($109 million) and Ford of Australia ($57 million), partially offset by the favorable one-time effect of a reduction in German tax rates ($59 million) and a gain on the sale of part of Ford's North American automotive seating and seat trim business ($73 million).
d/ The sum of the per-share amounts in 1994 and 1993 is different than the amounts reported for the full year because of the effect that sales of the company's stock had on average shares for those periods.


Share data have been restated to reflect the 2-for-1 stock split that became effective June 6, 1994.

[COOPERS & LYBRAND LETTERHEAD]




                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Ford Motor Company

We have audited the consolidated financial statements and the supplemental schedule of condensed financial information of selected subsidiaries of Ford Motor Company and Subsidiaries listed in Items 14(a)1 and 14(a)2 of this Form 10-K. These financial statements and the supplemental schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ford Motor Company and Subsidiaries at December 31, 1994 and 1993 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information presented therein.

As discussed in Notes 6 and 8 to the consolidated financial statements, the Company changed its methods of accounting for postretirement benefits other than pensions and income taxes in 1992.




COOPERS & LYBRAND, L.L.P.

COOPERS & LYBRAND, L.L.P.

400 Renaissance Center
Detroit, Michigan  48243
313-446-7100
January 27, 1995

                                                           Supplemental Schedule



                               Ford Motor Company


                 CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY

                                 (in millions)




                                                   December 31,         December 31,
Ford Capital B.V.                                      1994                 1993
- -----------------                                  ------------         ------------

Current assets                                       $1,048               $  919
Noncurrent assets                                     4,845                5,205
                                                     ------               ------
  Total assets                                       $5,893               $6,124
                                                     ======               ======

Current liabilities                                  $  486               $  434
Noncurrent liabilities                                4,909                5,245
Minority's interest in net
 assets of subsidiaries                                  12                    7
Stockholder's equity                                    486                  438
                                                     ------               ------
  Total liabilities and
   stockholder's equity                              $5,893               $6,124
                                                     ======               ======


                                                       1994                 1993                  1992
                                                   ------------         ------------          ------------

Sales and other revenue                              $2,355               $1,935                $2,141
Operating income/(loss)                                 164                    2                   (30)
Income/(loss) before income taxes
 and cumulative effects of changes
 in accounting principles                               123                   18                   (33)
Net income/(loss)                                        97                   14                   (19)





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


                                     FSS-1

                                 EXHIBIT INDEX



Designation               Description                                           Method of Filing
- -----------               -----------                                           ----------------
Exhibit 3-A      Restated Certificate of Incorporation,            Filed as Exhibit 4.1 to the Registrant's
                 of the Registrant dated June 6, 1994.             Registration Statement No. 33-55171.*

Exhibit 3-B      By-Laws of the Registrant as                      Filed as Exhibit 3-B to the Registrant's
                 amended through December 9, 1993.                 Annual Report on Form 10-K for the year
                                                                   ended December 31, 1993.*


Exhibit 4-A      Form of Deposit Agreement dated as of             Filed as Exhibit 4-E to the Registrant's
                 November 20, 1991 among Ford Motor                Registration Statement No. 33-43085.*
                 Company, Manufacturers Hanover Trust
                 Company, as Depositary, and the holders
                 from time to time of Depositary Shares,
                 each representing 1/1,000 of a share of
                 the Registrant's Series A  Cumulative
                 Convertible Preferred Stock.

Exhibit 4-B      Form of Deposit Agreement dated as of             Filed as Exhibit 4-E to the Registrant's
                 October 29, 1992 among Ford Motor                 Registration Statement No. 33-53092.*
                 Company, Chemical Bank, as Depositary,
                 and the holders from time to time of
                 Depositary Shares, each representing
                 1/2,000 of a share of the Registrant's
                 Series B Cumulative Preferred Stock.

Exhibit 10-A     Amended and Restated Agreement dated              Filed as Exhibit 10-A to the Registrant's
                 as of July 1, 1993 between the                    Annual Report on Form 10-K for the year
                 Registrant and Ford Credit.                       ended December 31, 1993.*

Exhibit 10-B     1985 Stock Option Plan of the Registrant.**       Filed as Exhibit 10-D to the Registrant's
                                                                   Annual Report on Form 10-K for the year
                                                                   ended December 31, 1985.*

Exhibit 10-B-1   Amendment dated as of March 8, 1990               Filed as Exhibit 10-C-1 to the Registrant's
                 to 1985 Stock Option Plan.**                      Annual Report on Form 10-K for the year
                                                                   ended December 31, 1989.*

Exhibit 10-C     Ford Motor Company Supplemental                   Filed as Exhibit 10-H to the Registrant's
                 Compensation Plan as amended through              Annual Report on Form 10-K for the year
                 May 8, 1986.**                                    ended December 31, 1986.*


Designation               Description                                           Method of Filing
- -----------               -----------                                           ----------------
Exhibit 10-C-1   Amendment to Ford Motor Company                   Filed as Exhibit 10-F-1 to the Registrant's
                 Supplemental Compensation Plan, dated             Annual Report on Form 10-K for the year
                 May 12, 1988.**                                   ended December 31,1988.*

Exhibit 10-C-2   Amendment to Ford Motor Company                   Filed as Exhibit 10-D-2 to the Registrant's
                 Supplemental Compensation Plan, dated             Annual Report on Form 10-K for the year
                 July 8, 1992**                                    ended December 31, 1992.*

Exhibit 10-D     Ford Motor Company Executive Separation           Filed with this Report.
                 Allowance Plan as amended through
                 December 9, 1993 for separations on
                 or after January 1, 1981.**

Exhibit 10-E     Description of Company practices regarding        Filed as Exhibit 10-I to the Registrant's
                 club memberships for executives.**                Annual Report on Form 10-K for the year
                                                                   ended December 31, 1981.*

Exhibit 10-F     Description of Company practices regarding        Filed as Exhibit 10-J to the Registrant's
                 travel expenses of spouses of certain             Annual Report on Form 10-K for the year
                 executives.**                                     ended December 31, 1980.*

Exhibit 10-G     Ford Motor Company Deferred Compensation          Filed as Exhibit 10-L to the Registrant's
                 Plan for Non-Employee Directors, adopted          Annual Report on Form 10-K for the year
                 January 13, 1983.**                               ended December 31, 1982.*

Exhibit 10-G-1   Deferred Compensation Plan for Non-               Filed as Exhibit 10-H-1 to the Registrant's
                 Employee Directors, as amended on                 Registrant's Annual Report on Form 10-K
                 July 11, 1991.**                                  for the year ended December 31, 1991.*

Exhibit 10-H     Ford Motor Company Benefit Equalization           Filed with this Report.
                 Plan, as amended as of January 1,
                 1989.**


Exhibit 10-I     Description of Financial Counseling               Filed as Exhibit 10-N to the Registrant's
                 Services provided to certain executives.**        Annual Report on Form 10-K for the year
                                                                   ended December 31, 1983.*

Exhibit 10-J     1986 Long-Term Incentive Plan of the              Filed as Exhibit 10-Q to the Registrant's
                 Registrant.**                                     Annual Report on Form 10-K for the year
                                                                   ended December 31, 1985.*


Designation               Description                                           Method of Filing
- -----------               -----------                                           ----------------
Exhibit 10-J-1   Amendment dated as of June 1, 1990 to             Filed as Exhibit 10-N-1 to the Registrant's
                 1986 Long-Term Incentive Plan of the              Annual Report on Form 10-K for the year
                 Registrant.**                                     ended December 31, 1990.*

Exhibit 10-K     Supplemental Executive Retirement Plan,           Filed with this Report.
                 as restated and incorporating amendments
                 through December 9, 1993.**

Exhibit 10-L     Ford Motor Company Restricted Stock               Filed as Exhibit 10-P to the Registrant's
                 Plan for Non-Employee Directors adopted           Annual Report on Form 10-K for the year
                 by the Board of Directors on November 10,         ended December 31, 1988.*
                 1988, and approved by the stockholders at
                 the 1989 Annual Meeting.**

Exhibit 10-M     1990 Long-Term Incentive Plan, amended            Filed as Exhibit 10-R to the Registrant's
                 as of June 1, 1990.**                             Annual Report on Form 10-K for the year
                                                                   ended December 31, 1990.*

Exhibit 10-M-1   Amendment to 1990 Long-Term Incentive             Filed as Exhibit 10-P-1 to the Registrant's
                 Plan, effective as of October 1, 1990.**          Annual Report on Form 10-K for the year
                                                                   ended December 31, 1991.*

Exhibit 10-N     Description of Matching Gift Program for          Filed as Exhibit 10-Q to the Registrant's
                 Non-Employee Directors.**                         Annual Report on Form 10-K for the year
                                                                   ended December 31, 1991.*

Exhibit 10-O     Non-Employee Directors Life Insurance             Filed with this Report.
                 and Optional Retirement Plan (as
                 (amended as of January 1, 1993).**

Exhibit 10-P     Description of Non-Employee Directors             Filed as Exhibit 10-S to the Registrant's
                 Accidental Death, Dismemberment and               Annual Report on Form 10-K for the year
                 Permanent Total Disablement Indemnity.**          ended December 31, 1992.*

Exhibit 10-Q     Agreement dated December 10, 1992                 Filed as Exhibit 10-T to the Registrant's
                 between William C. Ford and the                   Annual Report on Form 10-K for the year
                 Registrant.**                                     ended December 31, 1992.*

Exhibit 10-R     Support Agreement dated as of October 1,          Filed as Exhibit 10-T to the Registrant's
                 1993 between the Registrant and Ford              Annual Report on Form 10-K for the year
                 Credit Europe.                                    ended December 31, 1993.*

Designation               Description                                           Method of Filing
- -----------               -----------                                           ----------------
Exhibit 10-S     Description of Select Retirement Plan             Filed as Exhibit 10 to the Registrant's
                 adopted on June 9, 1994.**                        Quarterly Report on Form 10-Q for the
                                                                   quarter ended June 30, 1994.*

Exhibit 11       Computation of Primary and Fully Diluted          Filed with this Report.
                 Earnings a Share.

Exhibit 12       Computation of Ratio of Earnings to               Filed with this Report.
                 Combined Fixed Charges and Preferred
                 Stock Dividends.

Exhibit 21       List of Subsidiaries of the Registrant            Filed with this Report.
                 as of December 31, 1994.

Exhibit 23       Consent of Independent Certified Public           Filed with this Report.
                 Accountants.

Exhibit 24       Powers of Attorney.                               Filed with this Report.

__________________________
*     Incorporated by reference as an exhibit hereto
**    Management contract or compensatory plan or arrangement