Form 10-Q
period 1995-03-31
FORD MOTOR CO
filed 1995-05-11
CIK 37996

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                                   FORM 10-Q




(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended    March 31, 1995    OR
                                    --------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934
     For the transition period from             to
                                    -----------    --------------


                   Commission file number     1-3950
                                          ---------------


                              Ford Motor Company
                              ------------------
             (Exact name of registrant as specified in its charter)


   Incorporated in Delaware                    38-0549190
- -------------------------------          ----------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)           Identification Number)

The American Road, Dearborn, Michigan                  48121
- -------------------------------------                ----------
(Address of principal executive offices)             (Zip Code)

 Registrant's telephone number, including area code 313-322-3000
                                                    -------------


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1995, the Registrant had outstanding 956,037,244 shares of Common Stock and 70,852,076 shares of Class B Stock.



                              Page 1 of 21

          Exhibit index located on sequential page number 16

1Q-95

                      Ford Motor Company and Subsidiaries

                                  HIGHLIGHTS
                                  -----------




                                                    First Quarter
                                                ---------------------
                                                  1995         1994
                                                --------     --------
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- - United States                                   1,087        1,067
- - Outside United States                             683          650
                                                  -----        -----
   Total                                          1,770        1,717
                                                  =====        =====

Sales and revenues (in millions)
- - Automotive                                    $28,601      $26,070
- - Financial Services                              6,182        4,332
                                                -------      -------
   Total                                        $34,783      $30,402
                                                =======      =======

Net income (in millions)- Automotive            $ 1,141      $   973
- - Financial Services                                409          (69)*
                                                -------      -------
   Total                                        $ 1,550      $   904
                                                =======      =======

Capital expenditures (in millions)
- - Automotive                                    $ 2,131      $ 1,641
- - Financial Services                                 67           59
                                                -------      -------
   Total                                        $ 2,198      $ 1,700
                                                =======      =======

Stockholders' equity at March 31
- - Total (in millions)                           $23,552      $16,633
- - After-tax return on Common and
   Class B stockholders' equity                    30.9%        26.3%

Automotive cash, cash equivalents,
 and marketable securities at
 March 31 (in millions)                         $13,254      $11,573

Automotive debt at March 31
 (in millions)                                  $ 7,102      $ 7,919

Automotive after-tax return on sales                4.0%         3.8%

Shares of Common and Class B Stock
 (in millions)
- - Average number outstanding                      1,025        1,000
- - Number outstanding at March 31                  1,027        1,002

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income/(loss)
- - Automotive                                    $  1.04      $  0.90
- - Financial Services                               0.40        (0.07)
                                                -------      -------
   Total                                        $  1.44      $  0.83
                                                =======      =======

Income assuming full dilution                   $  1.28      $  0.75

Cash dividends per share of Common
 and Class B Stock                              $  0.26      $  0.20



- - - - - -
*Includes a loss of $440 million related to the disposition of Granite
  Savings Bank (formerly First Nationwide Bank)

Segment results for 1994 have been adjusted to reflect reclassification of certain tax amounts to conform with the 1995 presentation.

                        Ford Motor Company and Subsidiaries
                                 VEHICLE UNIT SALES
                                 ------------------
                   For the Periods Ended March 31, 1995 and 1994
                                 (in thousands)



                                                      First Quarter
                                                ------------------------
                                                  1995            1994
                                                -------         --------
[S]                                             [C]             [C]
North America
United States
 Cars                                            509             509
 Trucks                                          578             558
                                               -----           -----
  Total United States                          1,087           1,067

Canada                                            65              64
Mexico                                            11              20
                                               -----           -----

  Total North America                          1,163           1,151

Europe
Germany                                          118             110
Britain                                          104             122
Italy                                             52              54
Spain                                             48              37
France                                            44              43
Other countries                                   77              71
                                               -----           -----

  Total Europe                                   443             437

Other international
Brazil                                            62              34
Australia                                         31              25
Taiwan                                            28              32
Japan                                             16              13
Argentina                                         10              10
Other countries                                   17              15
                                               -----           -----

  Total other international                      164             129
                                               -----           -----

Total worldwide vehicle unit sales             1,770           1,717
                                               =====           =====




Vehicle unit sales are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold by other manufacturers.

First Quarter 1994 unit sales have been restated to reflect the country where sold and to include sales of all Ford-badged units. Previously, factory unit sales were reported in North America on a "where sold" basis and overseas on a "where produced" basis. Also, Ford-badged unit sales of certain unconsolidated subsidiaries (primarily Autolatina in Brazil and Argentina) were not reported previously.

                       Part I.  Financial Information
                       ------------------------------

Item 1. Financial Statements
- ----------------------------

                                    Ford Motor Company and Subsidiaries


                                     CONSOLIDATED STATEMENT OF INCOME
                                     --------------------------------

                               For the Periods Ended March 31, 1995 and 1994
                                               (in millions)


<capition>
                                                                             First Quarter
                                                                        ---------------------
                                                                         1995           1994
                                                                        -------        ------
                                                                              (unaudited)
AUTOMOTIVE
Sales                                                                 $28,601         $26,070

Costs and expenses (Note 2)
Costs of sales                                                         25,605          23,352
Selling, administrative, and other
 expenses                                                               1,214           1,159
                                                                      -------         -------
  Total costs and expenses                                             26,819          24,511

Operating income                                                        1,782           1,559

Interest income                                                           207             128
Interest expense                                                          166             176
                                                                      -------         -------
  Net interest income/(expense)                                            41             (48)
Equity in net income of affiliated
 companies                                                                 20              67
Net expense from transactions with
 Financial Services                                                       (23)             (8)
                                                                      -------         -------

Income before income taxes -
 Automotive                                                             1,820           1,570

FINANCIAL SERVICES
Revenues                                                                6,182           4,332

Costs and expenses
Interest expense                                                        2,167           1,598
Depreciation                                                            1,521             903
Operating and other expenses                                            1,336             824
Provision for credit and insurance
 losses                                                                   422             344
Loss on disposition of Granite Savings
 Bank (formerly First Nationwide Bank)
 (Note 4)                                                                   -             475
                                                                      -------         -------
  Total costs and expenses                                              5,446           4,144
Net revenue from transactions with
 Automotive                                                                23               8
                                                                      -------         -------

Income before income taxes
 - Financial Services                                                     759             196
                                                                      -------         -------

TOTAL COMPANY
Income before income taxes                                              2,579           1,766

Provision for income taxes                                                988             825
                                                                      -------         -------

Income before minority interests                                        1,591             941

Minority interests in net income of
 subsidiaries                                                              41              37
                                                                      -------         -------
                                                                                          Net income  1,550    904

Preferred stock dividend requirements                                      72              72
                                                                      -------         -------
Income attributable to Common and
 Class B Stock                                                        $ 1,478         $   832
                                                                      =======         =======
Average number of shares of Common and
 Class B Stock outstanding                                              1,025           1,000

AMOUNTS PER SHARE OF COMMON STOCK AND CLASS B
 STOCK AFTER PREFERRED STOCK DIVIDENDS

Income                                                                $  1.44         $  0.83
                                                                      =======         =======

Income assuming full dilution                                         $  1.28         $  0.75

Cash dividends                                                        $  0.26         $  0.20

The accompanying notes are part of the financial statements.

                                    Ford Motor Company and Subsidiaries

                                        CONSOLIDATED BALANCE SHEET
                                        --------------------------
                                               (in millions)

                                                                        March 31,         December 31,
                                                                          1995                1994
                                                                     -------------      --------------
ASSETS                                                                 (unaudited)
Automotive
Cash and cash equivalents                                             $  9,933            $  4,481
Marketable securities                                                    3,321               7,602
                                                                      --------            --------
   Total cash, cash equivalents,
    and marketable securities                                           13,254              12,083

Receivables                                                              3,105               2,548
Inventories (Note 3)                                                     7,331               6,487
Deferred income taxes                                                    3,080               3,062
Other current assets                                                     1,861               2,006
Net current receivable from
 Financial Services                                                        360                 677
                                                                      --------            --------
   Total current assets                                                 28,991              26,863

Equity in net assets of affiliated
 companies                                                               3,580               3,554
Net property                                                            28,428              27,048
Deferred income taxes                                                    4,426               4,146
Other assets                                                             6,837               6,760
                                                                      --------            --------
   Total Automotive assets                                              72,262              68,371

Financial Services (Note 4)
Cash and cash equivalents                                                1,795               1,739
Investments in securities                                                6,384               6,105
Net receivables and lease investments                                  138,185             130,356
Other assets                                                            13,399              12,783
                                                                      --------            --------
   Total Financial Services assets                                     159,763             150,983
                                                                      --------            --------

   Total assets                                                       $232,025            $219,354
                                                                      ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                        $ 11,925            $ 10,777
Other payables                                                           1,972               2,624
Accrued liabilities                                                     12,743              11,599
Income taxes payable                                                     1,062                 316
Debt payable within one year                                               341                 155
                                                                      --------            --------
   Total current liabilities                                            28,043              25,471

Long-term debt                                                           6,761               7,103
Other liabilities                                                       25,440              24,920
Deferred income taxes                                                    1,239                 948
                                                                      --------            --------
   Total Automotive liabilities                                         61,483              58,442

Financial Services (Note 4)
Payables                                                                 2,815               2,361
Debt                                                                   130,713             123,713
Deferred income taxes                                                    3,234               2,958
Other liabilities and deferred income                                    7,993               7,669
Net payable to Automotive                                                  360                 677
                                                                      --------            --------
   Total Financial Services liabilities                                145,115             137,378

Preferred stockholders' equity in a
 subsidiary company                                                      1,875               1,875

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate
 liquidation preference of $3.4 billion)                                     *                   *
 Common Stock, par value $1.00 per share
  (957 and 952 million shares issued)                                      957                 952
 Class B Stock, par value $1.00 per share
  (71 million shares issued)                                                71                  71
Capital in excess of par value of stock                                  5,364               5,273
Foreign currency translation
 adjustments and other                                                     774                 189
Earnings retained for use in business                                   16,386              15,174
                                                                      --------            --------
   Total stockholders' equity                                           23,552              21,659
                                                                      --------            --------
   Total liabilities and
    stockholders' equity                                              $232,025            $219,354
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


                                    Ford Motor Company and Subsidiaries

                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              ----------------------------------------------

                               For the Periods Ended March 31, 1995 and 1994
                                               (in millions)

                                                                      First Quarter 1995      First Quarter 1994
                                                                   ----------------------   ----------------------
                                                                                Financial                Financial
                                                                    Automotive  Services    Automotive   Services
                                                                   -----------  ---------   ----------   ---------
                                                                          (unaudited)              (unaudited)
Cash and cash equivalents at January 1                              $  4,481    $  1,739    $ 5,667      $  2,555

Cash flows from operating activities before securities trading         3,650       3,284      3,814         2,228
Net sales/(purchases) of trading securities                            4,289         324     (1,924)           39
                                                                    --------    --------    -------      --------
   Net cash flows from operating activities                            7,939       3,608      1,890         2,267

Cash flows from investing activities
 Capital expenditures                                                 (2,131)        (67)    (1,641)          (59)
 Acquisitions of receivables and lease investments                         -     (52,172)         -       (47,560)
 Collections of receivables and lease investments                          -      44,068          -        39,806
 Net acquisitions of daily rental vehicles                                 -        (826)         -             -
 Purchases of securities                                                 (18)     (1,818)      (112)       (3,607)
 Sales and maturities of securities                                        9       1,337        198         3,594
 Proceeds from sales of receivables                                        -           -          -           390
 Loans originated net of principal payments                                -          (2)         -          (204)
 Investing activity with Financial Services                             (174)          -          0             -
 Other                                                                  (442)       (125)       162          (252)
                                                                    --------    --------    -------      --------
   Net cash used in investing activities                              (2,756)     (9,605)    (1,393)       (7,892)

Cash flows from financing activities
 Cash dividends                                                         (338)          -       (272)            -
 Issuance of Common Stock                                                 96           -         84             -
 Changes in short-term debt                                              217       2,408        (52)        2,373
Proceeds from issuance of other debt                                       0       6,674          0         6,051
 Principal payments on other debt                                       (207)     (3,239)         0        (3,826)
Changes in customers' deposits, excluding interest credited                -           -          -          (422)
 Receipts from annuity contracts                                           -         165          -           185
 Financing activity with Automotive                                        -         174          -             0
 Other                                                                     6          25         25            31
                                                                     -------    --------    -------      --------
   Net cash (used in)/provided by financing activities                  (226)      6,207       (215)        4,392

Effect of exchange rate changes on cash                                  178         163        (96)           88
Net transactions with Automotive/Financial Services                      317        (317)      (207)          207
                                                                     -------    --------    -------      --------

   Net increase/(decrease) in cash and cash equivalents                5,452          56        (21)         (938)
                                                                     -------    --------    -------      --------

Cash and cash equivalents at March 31                               $  9,933    $  1,795    $ 5,646      $  1,617
                                                                    ========    ========    =======      ========



The accompanying notes are part of the financial statements.

                    Ford Motor Company and Subsidiaries

                       NOTES TO FINANCIAL STATEMENTS
                       -----------------------------
                                (unaudited)


1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K (the "10-K Report") for the year ended December 31, 1994. For purposes hereof, "Ford" or the "Company" means Ford Motor Company and its majority-owned subsidiaries unless the context requires otherwise.


2. Selected Automotive costs and expenses are summarized as follows (in millions):

                                              First Quarter
                                       --------------------------
                                          1995           1994
                                       -----------   ------------
          Depreciation                  $  589         $  581
          Amortization                     712            542


3. Automotive inventories are summarized as follows (in millions):

                                                 March 31,   December 31,
                                                    1995          1994
                                                 ----------  ------------
          Raw materials, work in process
           and supplies                           $3,518      $3,192
          Finished products                        3,813       3,295
                                                  ------      ------
             Total Inventories                    $7,331      $6,487
                                                  ======      ======
          U.S. Inventories                        $3,302      $2,917


4.  Sale of First Nationwide Bank
    -----------------------------

    On September 30, 1994, substantially all of the assets of First Nationwide Bank, since known as Granite Savings Bank (the "Bank"), were sold to, and substantially all of the Bank's liabilities were assumed by, First Madison Bank, FSB. The Bank is a wholly-owned subsidiary of Granite Management Corporation (formerly First Nationwide Financial Corporation) ("Granite"), which in turn is a wholly-owned subsidiary of Ford. The Company recognized in First Quarter 1994 earnings a pre-tax charge of $475 million ($440 million after taxes) related to the disposition of the Bank, reflecting the nonrecovery of goodwill and reserves for estimated losses on assets not included in the sale. The Company's income statement includes the results of operations of Granite through March 31, 1994.


5.  Acquisition of The Hertz Corporation
    ------------------------------------

    In April 1994, Hertz became a wholly-owned subsidiary of Ford. In the First Quarter of 1994, Hertz had been accounted for on an equity basis as part of the Automotive segment. Hertz' operating results, assets, liabilities, and cash flows have subsequently been consolidated as part of the Financial Services segment.

Coopers & Lybrand L.L.P.



                  REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Stockholders
Ford Motor Company


We have reviewed the consolidated balance sheet of Ford
Motor Company and Subsidiaries at March 31, 1995 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in Form 10-Q for the quarter ended March 31, 1995.
These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1994 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 27, 1995, we expressed an unqualified opinion on those consolidated financial statements.


/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
April 19, 1995

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
- ----------------------------------------------------------

RESULTS OF OPERATIONS:  FIRST QUARTER 1995 COMPARED WITH
FIRST QUARTER 1994

Overview
- --------

Ford Motor Company earned $1,550 million, or $1.44 per share of Common and Class B Stock, in the first quarter of 1995. This compares with $904 million, or $0.83 per share, in the first quarter of 1994. Ford's results a year ago included a charge of $440 million related to the disposition of First Nationwide Bank. Fully diluted earnings per share were $1.28 in the first quarter of 1995, compared with $0.75 a year ago. The Company's worldwide sales and revenues were $34.8 billion, up $4.4 billion from a year ago. Vehicle unit sales of cars and trucks were 1,770,000, up 53,000 units or 3%. Stockholders' equity was $23.6 billion at March 31, 1995.

On June 6, 1994, a 2-for-1 stock split in the form of a 100% stock dividend on the Company's outstanding Common and Class B stock became effective. Earnings per share for prior periods have been restated to reflect the stock split.

In January 1995, the Company put into effect the reorganization of its Automotive operations, called "Ford 2000". Ford 2000 is a fundamental change intended to provide customers with a wider array of vehicles in more markets, assure full competitiveness in vehicle design, quality and value, and substantially reduce the cost of operating Ford's automotive business. The new structure reduces duplication of effort and facilitates best practices around the world by merging Ford's North American Automotive Operations, European Automotive Operations, and Automotive Components Group into a single organization, Ford Automotive Operations.

Automotive Operations
- ---------------------

Net income from Ford's worldwide Automotive operations was $1,141 million in the first quarter of 1995 on sales of $28.6 billion, compared with $973 million in the first quarter of 1994 on sales of $26.1 billion.

In the U.S., Ford's Automotive operations earned $825
million in the first quarter of 1995 on sales of $19.6 billion, compared with $816 million a year ago on sales of $18 billion. The improvement reflected primarily higher volume resulting from higher market share and favorable product mix, largely offset by unfavorable exchange rates
(primarily the German Mark and Japanese Yen) and higher product costs. Changes in exchange rates also are expected to influence earnings unfavorably in the balance of the year.

In the first quarter of 1995, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was
15.2 million units, compared with 15.8 million in the first
quarter of 1994.  The Company expects U.S. car and truck industry sales to total 15.1 million units in the full year, compared with
15.4 million units in 1994.   Ford's car market share was 22.3% in the
first quarter of 1995, up 7/10 of a point from a year ago, more than explained by sales for Contour and Mystique.
Ford's truck share was 32.3%, up 2.9 points from a year ago, reflecting primarily higher sales for Windstar and F-Series trucks. Ford's combined car and truck share was 26.6%, up
1.8 points from a year ago.

Outside the U.S., Automotive operations earned $316 million in the first quarter of 1995 on sales of $9 billion, compared with $157 million a year ago on sales of $8.1 billion. The improvement reflected primarily higher earnings in Europe, where Automotive operations earned $165 million in the first quarter of 1995, compared with $53 million a year ago.

In the first quarter of 1995, the seasonally-adjusted annual selling rate for the European car and truck industry was
13.4 million units, compared with 13.2 million a year ago. Ford's car share was 12% in the first quarter of 1995, equal to a year ago. Ford's truck share was 15.9%, up 1.4 points from a year ago. Ford's combined car and truck share was 12.5%, up 3/10 of a point from 1994.

Ford and Volkswagen AG have agreed on a separation process leading toward dissolution of their Autolatina joint venture in Brazil and Argentina by year-end 1995. It is believed the effect, if any, of the dissolution of Autolatina on Ford's future earnings is not likely to be material. Historically, earnings in Brazil and Argentina have represented a significant portion of Ford's Automotive earnings outside the U.S. and Europe.

Financial Services Operations
- -----------------------------

The Company's Financial Services operations earned
$409 million in the first quarter of 1995, compared with a loss of $69 million in the first quarter of 1994. The improvement was explained by the nonrecurrence of the $440 million charge to net income in the first quarter of 1994 for the disposition of First Nationwide Bank, as well as increased earnings from ongoing operations of $38 million.

Ford Credit's consolidated net income was $288 million in the first quarter of 1995, compared with $299 million a year ago. Ford Credit's financing operations earned $229 million in the first quarter of 1995, compared with $245 million a year ago. The decrease reflected lower net interest margins and higher credit losses, partially offset by higher levels of earning assets. Depreciation costs increased as a result of continued growth in operating leases; the related lease revenues more than offset the increased depreciation. Ford Credit's results also included $59 million from equity in the net income of affiliated companies, primarily Ford Holdings. Ford Holdings is a holding company that owns primarily The Associates, American Road, and USL Capital. The international operations managed by Ford Credit, but not included in its consolidated results, earned $65 million in the first quarter of 1995, compared with $63 million a year ago, reflecting primarily higher levels of earning assets and lower credit losses.

The Associates earned a record $152 million in the U.S. in the first quarter of 1995, compared with $128 million a year ago. The increase reflected higher levels of earning assets. The international operations managed by The Associates, but not included in its consolidated results, earned $22 million in the first quarter of 1995, compared with $18 million a year ago, reflecting primarily higher levels of earning assets.

USL Capital earned a record $26 million in the first quarter of 1995, compared with $21 million a year ago. The increase reflected higher levels of earning assets and cost
improvements.   American Road earned $5 million in the first
quarter of 1995, compared with $17 million in the same period in 1994. The decrease was more than explained by lower underwriting results in extended service plan and floor plan products, and lower results for the annuities business.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations
- ---------------------

Cash and marketable securities of the Company's Automotive operations were $13.3 billion at March 31, 1995, up
$1.2 billion from December 31, 1994.  The Company paid
$338 million in cash dividends on its Common Stock, Class B
Stock, and Preferred Stock during the first three months of 1995.

Automotive capital expenditures were $2.1 billion in the first three months of 1995, up $490 million from the same period a year ago. Automotive capital spending is projected to increase during 1995 as a result of increases in both product and nonproduct spending. The higher product spending reflects a record pace of new-model introductions and increased capacity for selected components and vehicles, while the higher nonproduct spending reflects continuing efforts to improve efficiency and quality.

Automotive debt at March 31, 1995 totaled $7.1 billion, which was 23% of total capitalization (stockholders' equity and Automotive debt), compared with $7.3 billion, or 25% of total capitalization, at December 31, 1994. The decrease in Automotive debt reflected primarily a transfer of debt to a Financial Services subsidiary.

At March 31, 1995, Ford (parent company only) had long-term contractually committed credit agreements in the U.S. under which $5.9 billion is available from various banks at least through June 30, 1999. The entire $5.9 billion may be used, at Ford's option, by either Ford or Ford Credit. These facilities were unused at March 31, 1995.

Outside the U.S., Ford had additional long-term contractually committed credit-line agreements of $2.6 billion. These facilities are available in varying amounts from 1995 through 1999; less than 1% were in use at March
31, 1995.

Financial Services Operations
- -----------------------------

Financial Services' cash and investments in securities totaled $8.2 billion at March 31, 1995, up
$335 million from December 31, 1994.

Net receivables and lease investments were $138.2 billion at March 31, 1995, up $7.8 billion from December 31, 1994. The increase reflected continued growth in earning assets at Ford Credit and The Associates.

Total debt was $130.7 billion at March 31, 1995, up $7 billion from December 31, 1994. The increase resulted from higher debt levels required to finance growth in earning assets at Ford Credit and The Associates.

At March 31, 1995, Financial Services had $34 billion of contractually committed support facilities (including the $5.9 billion of the Ford credit agreements) for use in the U.S.; less than 2% of these facilities, excluding the Ford credit agreements, were in use. An additional $9.3 billion of contractually committed support facilities were available outside the U.S. at March 31, 1995; $1.9 billion of these were in use.


OTHER FINANCIAL INFORMATION

Coopers & Lybrand L.L.P., Ford's independent public accountants, performed a limited review of the financial data presented on pages 4 through 7 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public
Accountants.  The review did not constitute an audit;
accordingly, Coopers & Lybrand L.L.P. did not express an opinion on the aforementioned data. The financial data include any material adjustments or disclosures proposed by Coopers & Lybrand L.L.P. as a result of their review.

                  Part II.  Other Information
                  ---------------------------

Item 1.  Legal Proceedings
- --------------------------

Product Matters
- ---------------

With respect to the lawsuits for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years, referred to in the second paragraph on page 23 of the 10-K Report, the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $947 million at March 31, 1995.

With respect to the lawsuits for damages involving the alleged propensity of Bronco II utility vehicles to roll over, referred to in the third paragraph on page 23 of the 10-K Report, the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $1.1 billion at March 31, 1995.

With respect to the lawsuits for damages involving asbestos, referred to in the fifth paragraph on page 23 of the 10-K Report, the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $204 million at March 31, 1995.

In most of the actions described in the foregoing paragraphs, no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum. It has been Ford's experience that in cases that allege a specific amount of damages in excess of the jurisdictional minimum, such amounts, on average, bear little relation to the actual amounts of damages paid by Ford in such cases, which generally are, on average, substantially less than the amounts originally claimed.


Other Matters
- -------------

With respect to the private purported class action lawsuits seeking economic damages on behalf of Bronco II owners relating to the alleged propensity of such vehicles to roll over, referred to in the fourth full paragraph on page 24 of the 10-K Report, the court rejected the proposed settlements that had been reached and dissolved the class established for settlement purposes. The Company will proceed with its defense of the actions.


Item 5.  Other Information
- --------------------------

Governmental Standards
- ----------------------

     Mobile Source Emissions Control -- With respect to the discussion on pages 16 and 17 of the 10-K Report regarding the adoption by New York and Massachusetts of the California low emission vehicle or LEV standards, Connecticut also has adopted such standards (but without the zero emission vehicle or ZEV requirements), effective beginning with 1998 model-year vehicles.

     The Clean Air Act generally prohibits the introduction of new fuel additives unless a waiver is granted by EPA. In April 1995, the D.C. Court of Appeals ordered EPA to grant such a waiver to Ethyl Corporation for the additive MMT, over the objections of EPA and U.S. automobile manufacturers, including Ford. Although other issues must be resolved before MMT can be marketed, this decision greatly increases the likelihood that MMT will be sold as a fuel additive in the near future. Ford and other manufacturers believe that the use of MMT will impair the performance of current emissions systems and onboard diagnostics systems. If MMT becomes available as a fuel additive, this could increase the Company's future warranty costs and necessitate changes in the Company's warranties for emission control devices.

     Motor Vehicle Fuel Economy -- With respect to fuel economy measures in Europe discussed on page 19 of the 10-K Report, on March 23, 1995, the German Automobile Manufacturers Association (of which Ford Germany is a member) undertook an industry-wide voluntary agreement with the German government for reducing the average fuel consumption of new cars sold in Germany by 25% from 1990 levels by 2005, and the German government has agreed to improve traffic management systems, eliminate infrastructure bottlenecks, integrate transport modes, promote alternative fuels and improved drive systems, and introduce an emission-based road tax system. The need for and feasibility of potential changes to the undertaking, including subsequent further reductions in average fuel consumption, will be reviewed before 2000.

     Japan has adopted automobile fuel consumption goals that manufacturers must attempt to achieve by the 2000 model year. The consumption levels apply only to gasoline-powered vehicles, vary by vehicle weight, and range from 5.8 km/l to
19.2 km/l. To achieve these target fuel consumption levels for the vehicles it exports to Japan, Ford may have to take costly actions that could have substantial adverse effects on its sales volume and profits in Japan.

     Water Pollution Control -- With respect to EPA's proposed regulations under the Great Lakes Critical Programs Act of 1990 discussed on page 20 of the 10-K Report, the EPA has now adopted such regulations, which impose more restrictive standards for discharges into waters that impact the Great Lakes and which will require Ford to add costly pollution control equipment to its facilities.

                                                         Supplemental Schedule


                                        Ford Motor Company

                           CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                           ---------------------------------------------
                                           (in millions)




                                                   March 31,              December 31,
Ford Capital B.V.                                    1995                     1994
- -----------------                                ------------             ------------
                                                               (unaudited)


Current assets                                      $1,275                   $1,048
Noncurrent assets                                    4,667                    4,845
                                                    ------                   ------
  Total assets                                      $5,942                   $5,893
                                                    ======                   ======

Current liabilities                                 $  637                   $  486
Noncurrent liabilities                               4,748                    4,909
Minority interests in net
 assets of subsidiaries                                  2                       12
Stockholder's equity                                   555                      486
                                                    ------                   ------
  Total liabilities and
   stockholder's equity                             $5,942                   $5,893
                                                    ======                   ======




                                                 First Quarter            First Quarter
                                                     1995                     1994
                                                 -------------            -------------
                                                              (unaudited)

Sales and other revenue                             $  656                   $  563
Operating income                                        77                       47
Income before income taxes                              64                       45
Net income                                              56                       39





Ford Capital B.V., a wholly-owned subsidiary of Ford Motor
Company, was established on February 2, 1990 primarily for the purpose of raising funds through the issuance of commercial paper and debt securities. Under a reorganization in December 1990, Ford Motor Company contributed all of its shares of the capital stock of Ford
Nederland B.V., Ford Motor Company (Belgium) B.V., and Ford
Motor Company A/S (Denmark) to Ford Capital B.V. This reorganization of entities under common control has been accounted for at historical cost in a manner similar to a pooling-of-interests combination from January 1, 1990 forward. Substantially all of the assets of Ford Capital
B.V. represent receivables from Ford Motor Company or its consolidated subsidiaries.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a) Exhibits

         Please refer to the Exhibit Index on page 16.

     (b) Reports on Form 8-K

         The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 1995:

             Current Report on Form 8-K dated
             February 1, 1995 included information relating to Ford's 1994 financial results.

             Current Report on Form 8-K dated
             February 7, 1995 included the consolidated financial statements of Ford and its subsidiaries for the year ended
             December 31, 1994.







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






                                                    FORD MOTOR COMPANY
                                              ------------------------------
                                                       (Registrant)




Date:      May 11, 1995
       -------------------                   By:  /s/ M. L. Reichenstein
                                                ----------------------------
                                                M. L. Reichenstein
                                                Vice President -Controller,
                                                Ford Automotive Operations
                                                (principal accounting officer)


                               EXHIBIT INDEX
                               -------------


                                                                                      Sequential
                                                                                      Page Number
Designation                                Description                              at Which Found
- ------------        ----------------------------------------------------------      --------------

Exhibit 10.1        Amendment to Ford Motor Company Supplemental Compensation              17
                    Plan, effective as of March 8, 1995.*

Exhibit 10.2        Amendment to Ford Motor Company 1990 Long-Term Incentive               18
                    Plan, effective as of March 8, 1995.*

Exhibit 11          Ford Motor Company and Subsidiaries Computation of Primary             19
                    and Fully Diluted Earnings Per Share in Accordance with
                    Opinion 15 of the Accounting Principles Board.

Exhibit 12          Ford Motor Company and Subsidiaries Calculation of Ratio of            20
                    Earnings to Combined Fixed Charges and Preferred Stock
                    Dividends.

Exhibit 15          Letter of Coopers & Lybrand L.L.P., Independent Public                 21
                    Accountants, dated May 10, 1995 relating to Financial
                    Information.







- - - - - -
*Management contract or compensatory plan or arrangement