Form 10-Q
period 1995-06-30
FORD MOTOR CO
filed 1995-07-27
CIK 37996

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C. 20549

                               FORM 10-Q




(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- ----   SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended      June 30, 1995
                                      --------------------------
OR

____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to
                                      --------------    --------------


                    Commission file number    1-3950
                                            ----------


                              Ford Motor Company
                              ------------------
            (Exact name of registrant as specified in its charter)

   Incorporated in Delaware                         38-0549190
- --------------------------------                ------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 Identification Number)


  The American Road, Dearborn, Michigan                 48121
- ------------------------------------------          -------------
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
Yes  X  .  No    .
   -----     -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1995, the Registrant had outstanding 1,003,236,522 shares of Common Stock and 70,852,076 shares of Class B Stock.

             Exhibit index located on sequential page number 19
2Q-95

                        Ford Motor Company and Subsidiaries

                                     HIGHLIGHTS
                                     ----------



                                         Second Quarter             First Half
                                      --------------------     --------------------

                                        1995        1994         1995        1994
                                      --------    --------     --------    --------
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- - United States                         1,082       1,108        2,169       2,175
- - Outside United States                   729         742        1,412       1,395
                                        -----       -----        -----       -----
   Total                                1,811       1,850        3,581       3,570
                                        =====       =====        =====       =====

Sales and revenues (in millions)
- - Automotive                          $29,861     $28,375      $58,462     $54,445
- - Financial Services                    6,528       5,397       12,710       9,729
                                      -------     -------      -------     -------
   Total                              $36,389     $33,772      $71,172     $64,174
                                      =======     =======      =======     =======

Net income (in millions)
- - Automotive                          $ 1,100     $ 1,202      $ 2,241     $ 2,175
- - Financial Services                      472         509          881         440*
                                      -------     -------      -------     -------
   Total                              $ 1,572     $ 1,711      $ 3,122     $ 2,615
                                      =======     =======      =======     =======

Capital expenditures (in millions)
- - Automotive                          $ 1,819     $ 1,839      $ 3,950     $ 3,480
- - Financial Services                       80          62          147         121
                                      -------     -------      -------     -------
   Total                              $ 1,899     $ 1,901      $ 4,097     $ 3,601
                                      =======     =======      =======     =======

Stockholders' equity at June 30
- - Total (in millions)                 $25,240     $18,422      $25,240     $18,422
- - After-tax return on Common and
   Class B stockholders' equity          28.3%       46.6%        29.5%       37.0%

Automotive cash, cash equivalents,
 and marketable securities at
 June 30 (in millions)                $14,011     $13,665      $14,011     $13,665

Automotive debt at June 30
 (in millions)                        $ 6,866     $ 7,263      $ 6,866     $ 7,263

Automotive after-tax return on sales      3.7%        4.3%         3.9%        4.0%

Shares of Common and Class B Stock
 (in millions)
- - Average number outstanding            1,040       1,005        1,033       1,002
- - Number outstanding at June 30         1,074       1,009        1,074       1,009

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income
- - Automotive                          $  0.99     $  1.12      $  2.03     $  2.03
- - Financial Services                     0.46        0.51         0.86        0.44
                                      -------     -------      -------     -------
   Total                              $  1.45     $  1.63      $  2.89     $  2.47
                                      =======     =======      =======     =======

Income assuming full dilution         $  1.30     $  1.44      $  2.59     $  2.20

Cash dividends per share of Common
 and Class B Stock                    $  0.31     $ 0.225      $  0.57     $ 0.425


- - - - - -
*Includes a loss of $440 million related to the disposition of Granite Savings Bank (formerly First Nationwide Bank)

Segment results for 1994 have been adjusted to reflect reclassification of certain tax amounts to conform with the 1995 presentation.

                                           Ford Motor Company and Subsidiaries

                                                   VEHICLE UNIT SALES
                                                   ------------------
                                       For the Periods Ended June 30, 1995 and 1994
                                                     (in thousands)




                                                          Second Quarter                      First Half
                                                   ---------------------------        -------------------------
                                                      1995             1994              1995           1994
                                                   ----------       ----------        ----------      ---------
North America
United States
 Cars                                                   447               527             956             1,036
 Trucks                                                 635               581           1,213             1,139
                                                      -----             -----           -----             -----
  Total United States                                 1,082             1,108           2,169             2,175

Canada                                                   67                86             132               150
Mexico                                                    7                25              18                45
                                                      -----             -----           -----             -----

  Total North America                                 1,156             1,219           2,319             2,370

Europe
Britain                                                 162               164             266               289
Germany                                                 114                99             232               209
Italy                                                    56                52             108               106
Spain                                                    48                45              96                82
France                                                   40                51              84                94
Other countries                                          77                79             154               150
                                                      -----             -----           -----             -----

  Total Europe                                          497               490             940               930

Other international
Brazil                                                   46                43             108                77
Australia                                                35                32              66                57
Taiwan                                                   35                24              63                56
Japan                                                    14                11              30                24
Argentina                                                11                14              21                24
Other countries                                          17                17              34                32
                                                      -----             -----           -----             -----

  Total other international                             158               141             322               270
                                                      -----             -----           -----             -----


Total worldwide vehicle unit sales                    1,811             1,850           3,581             3,570
                                                      =====             =====           =====             =====


Vehicle unit sales are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.

Second Quarter 1994 and First Half 1994 unit sales have been restated to reflect the country where sold and to include sales of all Ford-badged units. Previously, factory unit sales were reported in North America on a "where sold" basis and overseas on a "where produced" basis. Also, Ford-badged unit sales of certain unconsolidated subsidiaries (primarily Autolatina -- Brazil and Argentina) were not previously reported.

                                                Part I. Financial Information
                                                 -----------------------------
Item 1.  Financial Statements
- -----------------------------

                                           Ford Motor Company and Subsidiaries

                                            CONSOLIDATED STATEMENT OF INCOME
                                            --------------------------------

                                         For the Periods Ended June 30, 1995 and 1994
                                                       (in millions)

                                                         Second Quarter                      First Half
                                                   -------------------------         -------------------------
                                                     1995             1994             1995             1994
                                                   --------         --------         --------         --------

AUTOMOTIVE
Sales                                              $29,861          $28,375          $58,462          $54,445

Costs and expenses (Note 2)
Costs of sales                                      26,503           25,000           51,984           48,245
Selling, administrative, and other expenses          1,584            1,409            2,922            2,675
                                                   -------          -------          -------          -------
  Total costs and expenses                          28,087           26,409           54,906           50,920

Operating income                                     1,774            1,966            3,556            3,525

Interest income                                        216              163              423              291
Interest expense                                       174              163              340              339
                                                   -------          -------          -------          -------
  Net interest income/(expense)                         42                0               83              (48)
Equity in net income of affiliated companies            19               42               39              109
Net expense from transactions with
 Financial Services                                    (36)             (11)             (59)             (19)
                                                   -------          -------          -------          -------

Income before income taxes - Automotive              1,799            1,997            3,619            3,567

FINANCIAL SERVICES
Revenues                                             6,528            5,397           12,710            9,729

Costs and expenses
Interest expense                                     2,344            1,668            4,511            3,266
Depreciation                                         1,600            1,197            3,121            2,100
Operating and other expenses                         1,292            1,223            2,628            2,047
Provision for credit and insurance losses              443              409              865              753
Loss on disposition of Granite Savings Bank
 (formerly First Nationwide Bank)                        -                -                -              475
                                                   -------          -------          -------          -------
  Total costs and expenses                           5,679            4,497           11,125            8,641
Net revenue from transactions with Automotive           36               11               59               19
                                                   -------          -------          -------          -------

Income before income taxes - Financial Services        885              911            1,644            1,107
                                                   -------          -------          -------          -------

TOTAL COMPANY
Income before income taxes                           2,684            2,908            5,263            4,674

Provision for income taxes                           1,053            1,161            2,041            1,986
                                                   -------          -------          -------          -------

Income before minority interests                     1,631            1,747            3,222            2,688

Minority interests in net income of subsidiaries        59               36              100               73
                                                   -------          -------          -------          -------

Net income                                           1,572            1,711            3,122            2,615

Preferred stock dividend requirements                   69               72              141              144
                                                   -------          -------          -------          -------

Income attributable to Common and Class B Stock    $ 1,503          $ 1,639          $ 2,981          $ 2,471
                                                   =======          =======          =======          =======

Average number of shares of Common and Class B
 Stock outstanding                                   1,040            1,005            1,033            1,002

AMOUNTS PER SHARE OF COMMON STOCK AND CLASS B
 STOCK AFTER PREFERRED STOCK DIVIDENDS

Income                                             $  1.45          $  1.63          $  2.89          $  2.47
                                                   =======          =======          =======          =======

Income assuming full dilution                      $  1.30          $  1.44          $  2.59          $  2.20

Cash dividends                                     $  0.31          $ 0.225          $  0.57          $ 0.425

The accompanying notes are part of the financial statements.

                                          Ford Motor Company and Subsidiaries

                                               CONSOLIDATED BALANCE SHEET
                                               --------------------------
                                                      (in millions)

                                                                                   June 30,           December 31,
                                                                                     1995                 1994
                                                                                 ------------         ------------
ASSETS                                                                            (unaudited)
Automotive
Cash and cash equivalents                                                          $  8,381             $  4,481
Marketable securities                                                                 5,630                7,602
                                                                                   --------             --------
   Total cash, cash equivalents, and marketable securities                           14,011               12,083

Receivables                                                                           3,100                2,548
Inventories (Note 3)                                                                  6,841                6,487
Deferred income taxes                                                                 3,059                3,062
Other current assets                                                                  1,851                2,006
Net current receivable from Financial Services                                          347                  677
                                                                                   --------             --------
   Total current assets                                                              29,209               26,863

Equity in net assets of affiliated companies                                          3,496                3,554
Net property                                                                         29,200               27,048
Deferred income taxes                                                                 4,305                4,146
Other assets                                                                          6,772                6,760
                                                                                   --------             --------
   Total Automotive assets                                                           72,982               68,371

Financial Services
Cash and cash equivalents                                                             2,245                1,739
Investments in securities                                                             6,961                6,105
Net receivables and lease investments                                               143,527              130,356
Other assets                                                                         14,093               12,783
                                                                                   --------             --------
   Total Financial Services assets                                                  166,826              150,983
                                                                                   --------             --------

   Total assets                                                                    $239,808             $219,354
                                                                                   ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                     $ 11,222             $ 10,777
Other payables                                                                        1,933                2,624
Accrued liabilities                                                                  12,925               11,599
Income taxes payable                                                                    996                  316
Debt payable within one year                                                            796                  155
                                                                                   --------             --------
   Total current liabilities                                                         27,872               25,471

Long-term debt                                                                        6,070                7,103
Other liabilities                                                                    25,890               24,920
Deferred income taxes                                                                 1,188                  948
                                                                                   --------             --------
   Total Automotive liabilities                                                      61,020               58,442

Financial Services
Payables                                                                              2,878                2,361
Debt                                                                                136,496              123,713
Deferred income taxes                                                                 3,540                2,958
Other liabilities and deferred income                                                 8,311                7,669
Net payable to Automotive                                                               347                  677
                                                                                   --------             --------
   Total Financial Services liabilities                                             151,572              137,378

Preferred stockholders' equity in a subsidiary company                                1,976                1,875

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate
  liquidation preference of $2.8 billion and $3.4 billion)                                *                    *
 Common Stock, par value $1.00 per share (1,004 and 952 million shares issued)        1,004                  952
 Class B Stock, par value $1.00 per share (71 million shares issued)                     71                   71
Capital in excess of par value of stock                                               5,440                5,273
Foreign currency translation adjustments and other                                    1,158                  189
Earnings retained for use in business                                                17,567               15,174
                                                                                   --------             --------
   Total stockholders' equity                                                        25,240               21,659
                                                                                   --------             --------

   Total liabilities and stockholders' equity                                      $239,808             $219,354
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

                                          Ford Motor Company and Subsidiaries

                                     CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                     ----------------------------------------------

                                       For the Periods Ended June 30, 1995 and 1994
                                                       (in millions)


                                                                         First Half 1995          First Half 1994
                                                                      ----------------------   ---------------------
                                                                                   Financial                Financial
                                                                      Automotive   Services    Automotive   Services
                                                                      ----------   ---------   ----------   --------
                                                                           (unaudited)               (unaudited)
Cash and cash equivalents at January 1                                $  4,481     $  1,739    $  5,667     $  2,555

Cash flows from operating activities before securities trading           6,058        6,373       8,134        4,532
Net sales/(purchases) of trading securities                              1,980          285      (1,279)         180
                                                                      --------     --------    --------     --------

   Net cash flows from operating activities                              8,038        6,658       6,855        4,712

Cash flows from investing activities
 Capital expenditures                                                   (3,950)        (147)     (3,480)        (121)
 Acquisitions of receivables and lease investments                           -      (50,981)          -      (45,614)
 Collections of receivables and lease investments                            -       35,105           -       29,523
 Net acquisitions of daily rental vehicles                                   -       (1,894)          -       (1,134)
 Purchases of securities                                                   (41)      (3,533)       (113)      (6,395)
 Sales and maturities of securities                                         33        2,713         235        6,247
 Proceeds from sales of receivables and lease investments                    -          634           -        1,530
 Investing activity with Financial Services                               (839)           -          15            -
 Other                                                                     179         (109)        228         (466)
                                                                      --------     --------    --------     --------

   Net cash used in investing activities                                (4,618)     (18,212)     (3,115)     (16,430)


Cash flows from financing activities
 Cash dividends                                                           (729)           -        (569)           -
 Issuance of Common Stock                                                  218            -         294            -
 Changes in short-term debt                                                696        4,207        (735)       7,010
 Proceeds from issuance of other debt                                        0       12,301         128       11,234
 Principal payments on other debt                                         (207)      (5,531)        (41)      (7,156)
 Financing activity with Automotive                                          -          839           -          (15)
 Receipts from annuity contracts                                             -          247           -          519
 Other                                                                       6          118           0         (552)
                                                                      --------     --------    --------      -------

   Net cash (used in)/provided by financing activities                     (16)      12,181        (923)      11,040

Effect of exchange rate changes on cash                                    166          209         346          149
Net transactions with Automotive/Financial Services                        330         (330)       (416)         416
                                                                      --------     --------    --------     --------


   Net increase/(decrease) in cash and cash equivalents                  3,900          506       2,747         (113)
                                                                      --------     --------    --------     --------


Cash and cash equivalents at June 30                                  $  8,381     $  2,245    $  8,414     $  2,442
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

                              Ford Motor Company and Subsidiaries

                                 NOTES TO FINANCIAL STATEMENTS
                                 -----------------------------
                                           (unaudited)


1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K (the "10-K Report") for the year ended December 31, 1994. For purposes hereof, "Ford" or the "Company" means Ford Motor Company and its majority-owned subsidiaries unless the context requires otherwise. Certain amounts for prior periods have been reclassified to conform with presentations adopted in 1995.


2.  Selected Automotive costs and expenses are summarized as follows
    (in millions):

                      Second Quarter           First Half
                    ------------------     ------------------
                     1995        1994       1995        1994
                    ------      ------     -----        -----

    Depreciation     $605        $564      $1,194      $1,145
    Amortization      629         582       1,341       1,124


3.  Automotive inventories are summarized as follows (in millions):

                                 June 30,          December 31,
                                   1995               1994
                                 --------          ------------
    Raw materials, work
     in process and supplies     $3,261              $3,192
    Finished products             3,580               3,295
                                 ------              ------
       Total inventories         $6,841              $6,487
                                 ======              ======

    U.S. inventories             $2,751              $2,917

Coopers & Lybrand L.L.P.



                           REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Ford Motor Company


We have reviewed the consolidated balance sheet of Ford Motor Company and Subsidiaries at June 30, 1995 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995. These financial statements are the responsibility of the Company's management.

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




/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
July 19, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- ------------------------------------------------------------------------

RESULTS OF OPERATIONS:  SECOND QUARTER 1995 COMPARED WITH SECOND QUARTER 1994

Overview
- --------
Ford Motor Company earned $1,572 million, or $1.45 per share of Common and Class B Stock, in the second quarter of 1995. This compares with $1,711 million, or $1.63 per share, in the second quarter of 1994. Fully diluted earnings per share were $1.30 in the second quarter of 1995, compared with $1.44 a year ago. The Company's worldwide sales and revenues were $36.4 billion, up $2.6 billion from a year ago. Vehicle unit sales of cars and trucks were 1,811,000, down 39,000 units, or 2%. Stockholders' equity was $25.2 billion at June 30, 1995.

On June 6, 1994, a 2-for-1 stock split in the form of a 100% stock dividend on the Company's outstanding Common and Class B Stock became effective.

Automotive Operations
- ---------------------

Net income from Ford's worldwide Automotive operations was $1,100 million in the second quarter of 1995 on sales of $29.9 billion, compared with $1,202 million in the second quarter of 1994 on sales of $28.4 billion.

In the U.S., Ford's Automotive operations earned $663 million in the second quarter of 1995 on sales of $19.4 billion, compared with $888 million a year ago on sales of $19.1 billion. The decline in earnings was more than explained by lower unit volume, reflecting lower industry volume and unfavorable dealer inventory changes that more than offset improved market share. Changes in exchange rates (primarily the German Mark and Japanese Yen) also reduced earnings compared with a year ago. U.S. Automotive after-tax return on sales was 3.4% in the second quarter of 1995, down 1.2 points from a year ago. The decline also reflected primarily the effects of lower unit volume and unfavorable exchange rate changes.

In the second quarter of 1995, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 14.7 million units, compared with
15.3 million units in the second quarter of 1994. Ford's car market share was 21.3% in the second quarter of 1995, down 2/10 of a point from a year ago. Ford's truck share was 32.8%, up 2.8 points from a year ago. Ford's combined car and truck share was 26.2%, up 1.2 points from a year ago. The improvement in share reflected primarily strong sales of the Explorer, Windstar, F-Series trucks and Contour/Mystique.

Outside the U.S., Automotive operations earned $437 million in the second quarter of 1995 on sales of $10.5 billion, compared with $314 million a year ago on sales of $9.3 billion. The improvement reflected primarily improved margins in Europe and higher unit volume in the Asia-Pacific region. In Europe, Automotive operations earned $319 million, compared with $167 million a year ago.

In the second quarter of 1995, the seasonally-adjusted annual selling rate for the European car and truck industry was 13.7 million units, up 480,000 units from year ago levels. Ford's car share was 11.9% in the second quarter of 1995, up 4/10 of a point from a year ago. Ford's truck share was 14.5%, down 5/10 of a point from a year ago, reflecting primarily lower fleet sales. Ford's combined car and truck share was 12.2%, up 3/10 of a point from a year ago.

It is expected that after-tax returns for the remainder of 1995 will be lower than the year ago period. Production volume in the second half of 1995 is expected to be down compared with a year ago as a result of the uncertain outlook for U.S. industry sales. This factor, combined with the timing and cost of major new product introductions in 1995 and early 1996 and the continued unfavorable effect of exchange rate changes, are expected to dampen results in the upcoming quarters.

Ford and Volkswagen AG have agreed on a separation process leading toward dissolution of their Autolatina joint venture in Brazil and Argentina by year-end 1995. Historically, earnings in Brazil and Argentina have represented a significant portion of Ford's Automotive earnings outside the U.S. and Europe. It is believed the effect, if any, of the dissolution of Autolatina on Ford's future earnings is not likely to be material. Business conditions in these markets, however, have been and are expected to continue to be volatile and subject to rapid change, which can affect future earnings.

Financial Services Operations
- -----------------------------

The Company's Financial Services operations earned $472 million in the second quarter of 1995, compared with $509 million in the second quarter of 1994. The decrease resulted primarily from the nonrecurrence of a gain on sale in 1994 of Ford Credit's interest in Manheim Auctions ($31 million).

Ford Credit's consolidated net income was $341 million in the second quarter of 1995, compared with $368 million a year ago. Ford Credit's financing operations earned $293 million in the second quarter of 1995, compared with $317 million a year ago. The decrease reflected lower net interest margins, nonrecurrence of the gain on sale of an interest in Manheim Auctions, higher credit losses, and lower gains from sale of receivables, partially offset by higher levels of earning assets. Depreciation costs increased as a result of continued growth in operating leases; the related lease revenues more than offset the increased depreciation. Ford Credit's results also included $48 million from equity in the net income of affiliated companies, primarily Ford Holdings. Ford Holdings is a holding company that owns primarily The Associates, American Road, and USL Capital. The international operations managed by Ford Credit, but not included in its consolidated results, earned $66 million in the second quarter of 1995, compared with $50 million a year ago.

The Associates earned a record $141 million in the U.S. in the second quarter of 1995, compared with $121 million a year ago. The increase reflected higher levels of earning assets and improved net interest margins. The international operations managed by The Associates, but not included in its consolidated results, earned $27 million in the second quarter of 1995, compared with $21 million a year ago.

USL Capital earned a record $30 million in the second quarter of 1995, compared with $27 million a year ago. The increase reflected higher levels of earning assets and higher gains on asset sales. Hertz earned $19 million in the second quarter of 1995, compared with $26 million in the second quarter of 1994. The decrease reflected primarily increased depreciation and borrowing costs, partially offset by higher volume in construction equipment rentals and sales. American Road incurred a loss of $9 million in the second quarter of 1995, compared with a net income of $13 million a year ago. The decrease reflected lower underwriting results in floor plan products and the dissolution of an operating subsidiary.


FIRST HALF 1995 COMPARED WITH FIRST HALF 1994

Overview
- --------

Ford earned $3,122 million, or $2.89 per share of Common and Class B Stock, in the first half of 1995. This compares with $2,615 million, or $2.47 per share, in the first half of 1994. Ford's results a year ago included a charge of $440 million related to the disposition of First Nationwide Bank. Fully diluted earnings per share were $2.59 in the first half of 1995, compared with $2.20 a year ago. The Company's worldwide sales and revenues were $71.2 billion, up $7 billion from a year ago. Vehicle unit sales of cars and trucks were 3,581,000, up 11,000 units.

Automotive Operations
- ---------------------

Net income from Ford's worldwide Automotive operations was $2,241 million in the first half of 1995 on sales of $58.5 billion, compared with $2,175 million in the first half of 1994 on sales of $54.4 billion.

In the U.S., Ford's Automotive operations earned $1,488 million in the first half of 1995 on sales of $38.9 billion, compared with $1,704 million a year ago on sales of $37.1 billion. U.S. Automotive after-tax return on sales was 3.8%, down 8/10 of a point from a year ago. The decline in earnings reflected primarily the same factors as those described in the discussion of second quarter results of operations.

In the first half of 1995, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 14.9 million units, compared with 15.5 million units a year ago. The Company expects U.S. car and truck industry sales to total 15.1 million units for the full year, compared with 15.4 million units in 1994. Ford's car share was 21.6% in the first half of 1995, up 3/10 of a point from a year ago. Ford's truck share was 32.6%, up 2.9 points from a year ago. Ford's combined car and truck share was 26.3%, up 1.4 points from a year ago.

Outside the U.S., Automotive operations earned $753 million in the first half of 1995 on sales of $19.6 billion, compared with $471 million a year ago on sales of $17.3 billion. The improvement reflected primarily higher unit volume and improved margins in Europe. Ford's European Automotive operations earned $484 million in the first half of 1995, compared with $220 million a year ago.

In the first half of 1995, the seasonally-adjusted annual selling rate for the European car and truck industry was 13.6 million units, compared with
13.2 million units a year ago. The Company expects European car and truck industry sales to total 13.4 million units for the full year, compared with
13.3 million units in 1994. Ford's car share was 12% in the first half of 1995, up 2/10 of a point from a year ago. Ford's truck share was 15.1%, up 4/10 of a point from a year ago. Ford's combined car and truck share was 12.3%, up 2/10 of a point from the first half of 1994.

Financial Services Operations
- -----------------------------

The Company's Financial Services operations earned $881 million in the first half of 1995, compared with $440 million in the first half of 1994. The improvement was explained by the nonrecurrence of the $440 million charge to net income in the first quarter of 1994 for disposition of First Nationwide Bank.

Ford Credit's consolidated net income was $629 million in the first half of 1995, compared with $667 million a year ago. Ford Credit's financing operations earned $522 million, compared with $562 million a year ago. The decrease reflected primarily the same factors as those described in the discussion of second quarter results of operations. Ford Credit's results also included $107 million from equity in the net income of affiliated companies, primarily Ford Holdings. The international operations managed by Ford Credit, but not included in its consolidated results, earned $131 million in the first half of 1995, compared with $113 million a year ago.

The Associates earned a record $293 million in the U.S. in the first half of 1995, compared with $249 million a year ago. The increase reflected higher levels of earning assets and improved net interest margins. The international operations managed by The Associates, but not included in its consolidated results, earned $49 million in the first half of 1995, compared with $39 million a year ago.

USL Capital earned a record $56 million in the first half of 1995, compared with $48 million a year ago. Hertz earned $19 million in the first half of 1995, compared with $25 million a year ago. American Road incurred a loss of $4 million in the first half of 1995, compared with earnings of $30 million in the same period in 1994. These changes reflected primarily the same factors as those described in the discussion of second quarter results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations
- ---------------------

Cash, cash equivalents and marketable securities of the Company's Automotive operations were $14 billion at June 30, 1995, up $1.9 billion from December 31, 1994. The amount of cash, cash equivalents and marketable securities is expected to decline during the second half of the year because of lower production volume and higher capital spending. The Company paid $729 million in cash dividends on its Common Stock, Class B Stock and Preferred Stock during the first six months of 1995.

Automotive capital expenditures were $4 billion in the first six months of 1995, up $470 million from the same period a year ago. Automotive capital spending is projected to increase further during the second half of the year as a result of increases in both product and nonproduct spending. The higher product spending reflects a record pace of new-model introductions and increased capacity for selected components and vehicles, while the higher nonproduct spending reflects continuing efforts to improve efficiency and quality.

Automotive debt at June 30, 1995 totaled $6.9 billion, which was 21% of total capitalization (stockholders' equity and Automotive debt), compared with $7.3 billion, or 25% of total capitalization, at December 31, 1994.

At June 30, 1995, Ford (parent company only) had long-term contractually committed credit agreements in the U.S. under which $5.9 billion were available from various banks. These facilities were unused at June 30, 1995. Outside the U.S., Ford had additional long-term contractually committed credit-line agreements of $2.6 billion at June 30, 1995; none of these were in use.

Effective July 1, 1995, most of the credit facilities discussed above were replaced with long-term contractually committed global credit agreements under which $8.4 billion is available from various banks at least through June 30, 2000. The entire $8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. In addition, Ford has the ability to transfer on a nonguaranteed basis the entire $8.4 billion in varying portions to Ford Credit and Ford Credit Europe.

Financial Services Operations
- -----------------------------

Financial Services' cash, cash equivalents and investments in securities totaled $9.2 billion at June 30, 1995, up $1.4 billion from December 31, 1994.

Net receivables and lease investments were $143.5 billion at June 30, 1995, up $13.2 billion from December 31, 1994. The increase reflected continued growth in earning assets at Ford Credit and The Associates.

Total debt was $136.5 billion at June 30, 1995, up $12.8 billion from December 31, 1994. The increase resulted from higher debt levels required to finance growth in earning assets at Ford Credit and The Associates.

At June 30, 1995, Financial Services had $34.8 billion of contractually committed support facilities (including the $5.9 billion of the Ford credit agreements) for use in the U.S.; less than 2% of these facilities, excluding the Ford credit agreements, were in use. An additional $9 billion of contractually committed support facilities were available outside the U.S. at June 30, 1995; $1.5 billion of these were in use. The majority of these facilities that were available for use by Ford Credit and Ford Credit Europe and their subsidiaries ($21.3 billion, excluding the $5.9 billion of the Ford credit agreements) have been terminated effective July 1, 1995, and have been replaced by contractually committed global credit agreements under which $19.8 billion and $4.1 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 62% and 75%, respectively, of such facilities are available through June 30, 2000. The entire $19.8 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.1 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be.


ACCOUNTING POLICIES

With respect to the accounting issue under consideration by the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board, referred to in the fifth paragraph on page 39 of the 10-K Report, the consensus reached by the EITF on Issue 95-4, "Revenue Recognition on Equipment Sold and Subsequently Repurchased Subject to an Operating Lease", at its July 21, 1995 meeting reaffirmed Ford's present accounting practice.


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

                             Part II.  Other Information
                             ---------------------------

Item 1.  Legal Proceedings
- --------------------------

Product Matters
- ---------------

With respect to the lawsuits for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years, referred to in the second paragraph on page 23 of the 10-K Report and on page 12 of Ford Motor Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995 (the "First Quarter 10-Q Report"), the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $748 million at June 30, 1995.

With respect to the lawsuits for damages involving the alleged propensity of Bronco II utility vehicles to roll over, referred to in the third paragraph on page 23 of the 10-K Report and on page 12 of the First Quarter 10-Q Report, the damages specified in these actions, including both actual and punitive damages, aggregated approximately $1.1 billion at June 30, 1995.

With respect to the lawsuits for damages involving asbestos, referred to in the fifth paragraph on page 23 of the 10-K Report and on page 12 of the First Quarter 10-Q Report, the damages specified by plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $235 million at June 30, 1995.

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

Other Matters
- -------------

With respect to the lawsuit in federal court in Nevada seeking damages and an injunction for alleged infringement of U.S. patents characterized as covering machine vision inspection technologies and other technologies, referred to in the second full paragraph on page 24 of the 10-K Report, the magistrate judge handling the case recommended to the district court judge that he enter judgment for Ford holding that the patents alleged to be infringed pertaining to machine vision inspection technologies are unenforceable. The magistrate judge found that the patent owner engaged in "undue delay" by taking 35 years to prosecute the numerous patent applications for these patents and found that the patent owner claimed the work of others as he saw the technologies develop. After a period of time for the filing of objections to the recommendation and replies to those objections, the case will be submitted to the district judge for review.

Item 4.  Submission of Matters to a Vote of Security-Holders
- ------------------------------------------------------------

On May 11, 1995, the 1995 Annual Meeting of Stockholders of the Company was held. Following is a brief description of the matters voted upon at the meeting and a tabulation of the voting therefor:

Election of Directors. The following persons were elected directors of the Company based on the number of votes set forth opposite their respective names:


                                                 Number of Votes
                                     --------------------------------------
                Nominee                     For                   Not For
          -------------------        ---------------           ------------
          [S]                        [C]                       [C]
             Colby H. Chandler            1,441,216,808           6,942,229
             Michael D. Dingman           1,441,424,206           6,734,831
             Edsel B. Ford II             1,439,833,709           8,325,328
             William C. Ford              1,439,485,133           8,673,904
             William C. Ford, Jr.         1,439,821,514           8,337,523
             Roberto C. Goizueta          1,441,577,713           6,581,324
             Irvine O. Hockaday, Jr.      1,441,742,516           6,416,521
             Marie-Josee Kravis           1,441,171,089           6,987,948
             Drew Lewis                   1,441,586,575           6,572,462
             Ellen R. Marram              1,441,572,045           6,586,992
             Kenneth H. Olsen             1,441,051,855           7,107,182
             Carl E. Reichardt            1,441,772,952           6,386,085
             Louis R. Ross                1,439,842,563           8,316,474
             Alex Trotman                 1,439,936,405           8,222,632
             Clifton R. Wharton, Jr.      1,440,779,851           7,379,186


There were no broker non-votes with respect to the election of directors.


Proposal 1 Ratification of Selection of Independent Public Accountants. A proposal to ratify the selection of Coopers & Lybrand as independent public accountants to audit the books of account and other corporate records of the Company for 1995 was adopted, with 1,437,784,919 votes cast for, 5,256,266 votes cast against, 5,111,442 votes abstained and 6,410 broker non-votes.

Proposal 2 Relating to an Amendment to the Company's Supplemental Compensation Plan. A proposal to approve limits and other terms under which certain executives of the Company may be compensated under the Company's Supplemental Compensation Plan to provide for continued deductibility of compensation that may be paid under such Plan was adopted, with 1,403,828,548 cast for, 33,527,703 votes cast against, 10,794,702 votes abstained and 8,084 broker non-votes.

Proposal 3 Relating to an Amendment to the Company's 1990 Long-Term Incentive Plan. A proposal to approve limits and other terms under which stock options may be granted to certain executives under the Company's 1990 Long-Term Incentive (LTI) Plan to provide for the continued deductibility of compensation relating to stock options granted under the LTI Plan was adopted, with 1,345,558,231 votes cast for, 77,591,691 votes cast against, 11,115,192 votes abstained and 13,893,923 broker non-votes.

Proposal 4 Relating to Rotation of the Annual Meeting Location. A proposal relating to rotating the location of the Annual Meeting of Stockholders of the Company was rejected, with 1,248,270,813 votes cast against, 55,590,690 votes cast for, 24,505,002 votes abstained and 119,792,532 broker non-votes.

Proposal 5 Relating to a Report on Maquiladora Operations in Mexico. A proposal requiring the Company to conduct a review and prepare a report on the Company's maquiladora operations was rejected, with 1,221,948,574 votes cast against, 58,312,872 votes cast for, 43,665,417 votes abstained and 124,232,174 broker non-votes.

Item 5.  Other Information
- --------------------------

Governmental Standards
- ----------------------

Mobile Source Emissions Control and Motor Vehicle Fuel Economy -- With respect to the discussion of mobile source emission requirements on page 15 of the 10-K Report and fuel economy requirements on page 18 of the 10-K Report, the EPA recently issued proposed regulations pursuant to the Clean Air Act that would change the test procedures for measuring motor vehicle emissions and fuel economy. If adopted without adequate adjustments, these regulations may require costly measures to reduce tailpipe emissions and to increase fuel economy.

                                                       Supplemental Schedule



                                         Ford Motor Company

                           CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                           ---------------------------------------------
                                            (in millions)



FORD CAPITAL B.V.
- -----------------
                                                              June 30,                December 31,
                                                                1995                      1994
                                                            ----------               ------------
                                                                       (unaudited)
Current assets                                                  $1,161                    $1,048
Noncurrent assets                                                4,679                     4,845
                                                               ------                    ------
    Total assets                                                $5,840                    $5,893
                                                               ======                    ======

Current liabilities                                             $  507                    $  486
Noncurrent liabilities                                           4,733                     4,909
Minority interests in net
 assets of subsidiaries                                             17                        12
Stockholder's equity                                               583                       486
                                                               ------                    ------
    Total liabilities and
     stockholder's equity                                       $5,840                    $5,893
                                                               ======                    ======



                                                             Second Quarter                          First Half
                                                       ------------------------               ------------------------
                                                          1995          1994                    1995            1994
                                                       ----------    ----------               ----------      --------
                                                             (unaudited)                             (unaudited)
Sales and other revenue                                    $690              $640                $1,346          $1,203
Operating income                                             52                50                   129              97
Income before income taxes                                   35                51                    99              96
Net income                                                   27                39                    83              78




Ford Capital B.V., a wholly-owned subsidiary of Ford Motor
Company, was established primarily for the purpose of raising funds through the issuance of commercial paper and debt securities. Ford Capital B.V. also holds shares of the capital stock of Ford Nederland B.V., Ford Motor Company (Belgium) B.V., and Ford Motor Company A/S (Denmark). Substantially all of the assets of Ford Capital B.V., other than its ownership interests in subsidiaries, represent receivables from Ford Motor Company or its consolidated subsidiaries.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)     Exhibits

             Please refer to the Exhibit Index on page 19.

     (b)     Reports on Form 8-K

             The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 1995:

             Current Report on Form 8-K dated April 4, 1995 included information regarding Ford's intention to restructure its North American glass operations.

             Current Report on Form 8-K dated April 19, 1995 included information relating to Ford's first quarter 1995 financial results.










                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FORD MOTOR COMPANY
                           --------------------------------------
                                       (Registrant)




Date:   July 27, 1995          By:     /s/ M. L. Reichenstein
       ---------------              ---------------------------------
                                       M. L. Reichenstein
                                       Vice President - Controller,
                                       Ford Automotive Operations
                                       (principal accounting officer)

                            EXHIBIT INDEX
                            -------------


                                                                                      Sequential
                                                                                      Page Number
Designation                              Description                                 at Which Found
- ------------             ----------------------------------------------             ---------------

Exhibit 10.1              Amendment to Ford Motor Company Supplemental
                          Compensation Plan, effective as of July 13, 1995.*       20

Exhibit 10.2              Ford Motor Company Deferred Compensation Plan,
                          effective as of July 13, 1995.*                          21-28

Exhibit 11                Ford Motor Company and Subsidiaries Computation
                          of Primary and Fully Diluted Earnings Per Share
                          in Accordance with Opinion 15 of the Accounting
                          Principles Board.                                        29-30

Exhibit 12                Ford Motor Company and Subsidiaries Calculation
                          of Ratio of Earnings to Combined Fixed Charges
                          and Preferred Stock Dividends.                           31

Exhibit 15                Letter of Coopers & Lybrand L.L.P., Independent
                          Public Accountants, dated July 27, 1995 relating
                          to Financial Information.                                32







- - - - - -
*Management contract or compensatory plan or arrangement