Form 10-Q
period 1995-09-30
FORD MOTOR CO
filed 1995-11-09
CIK 37996

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q




(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 1995        OR
                                    -----------------------------

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                to
                                 --------------    ---------------

                   Commission file number    1-3950
                                         ---------------

                            Ford Motor Company
                            ------------------
           (Exact name of registrant as specified in its charter)

      Incorporated in Delaware                38-0549190
     ---------------------------        ----------------------
   (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)        Identification Number)


The American Road, Dearborn, Michigan                   48121
---------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)


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
                                         ----       -----


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1995, the Registrant had outstanding 1,019,513,149 shares of Common Stock and 70,852,076 shares of Class B Stock.

            Exhibit index located on sequential page number 18
3Q-95

                      Ford Motor Company and Subsidiaries

                                   HIGHLIGHTS
                                   ----------




                                                Third Quarter               Nine Months
                                          -------------------------   ---------------------
                                            1995          1994          1995          1994
                                          --------      --------      --------       ------

Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- United States                               869           992          3,038        3,167
- Outside United States                       566           584          1,978        1,979
                                            -----         -----          -----        -----
   Total                                    1,435         1,576          5,016        5,146
                                            =====         =====          =====        =====


Sales and revenues (in millions)
- Automotive                              $24,437       $24,926       $ 82,899      $79,371
- Financial Services                        6,981         5,696         19,691       15,425
                                          -------       -------       --------      -------
   Total                                  $31,418       $30,622       $102,590      $94,796
                                          =======       =======       ========      =======

Net income/(loss) (in millions)
- Automotive                              $  (201)      $   619       $  2,040      $ 2,794
- Financial Services                          558           505          1,439          945*
                                          -------       -------       --------      -------
   Total                                  $   357       $ 1,124       $  3,479      $ 3,739
                                          =======       =======       ========      =======

Capital expenditures (in millions)
- Automotive                              $ 2,254       $ 2,426       $  6,204      $ 5,906
- Financial Services                           76            50            223          171
                                          -------       -------       --------      -------
   Total                                  $ 2,330       $ 2,476       $  6,427      $ 6,077
                                          =======       =======       ========      =======

Stockholders' equity at September 30
- Total (in millions)                     $24,955       $19,985       $ 24,955      $19,985
- After-tax return on Common and
   Class B stockholders' equity               5.4%         26.7%          20.9%        33.1%

Automotive cash, cash equivalents,
 and marketable securities at
 September 30 (in millions)               $12,241       $13,915       $ 12,241      $13,915

Automotive debt at September 30
 (in millions)                            $ 6,829       $ 7,233       $  6,829      $ 7,233

Automotive after-tax return on sales           **           2.5%           2.5%         3.5%

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                1,083         1,014          1,049        1,006
- Number outstanding at September 30        1,090         1,017          1,090        1,017

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income/(Loss)
- Automotive                              $ (0.24)      $  0.54       $   1.76      $  2.56
- Financial Services                         0.52          0.50           1.37         0.94
                                          -------       -------       --------      -------
   Total                                  $  0.28       $  1.04       $   3.13      $  3.50
                                          =======       =======       ========      =======

Income assuming full dilution             $  0.27       $  0.93       $   2.85      $  3.13

Cash dividends per share of Common
 and Class B Stock                        $  0.31       $ 0.225       $   0.88      $  0.65


- - - - -
*Includes a loss of $440 million related to the disposition of Granite
 Savings Bank (formerly First Nationwide Bank)

**Results in this period were a loss

Segment results for 1994 have been adjusted to reflect reclassification of certain tax amounts to conform with the 1995 presentation.


                      Ford Motor Company and Subsidiaries

                             VEHICLE UNIT SALES
                             ------------------

             For the Periods Ended September 30, 1995 and 1994
                               (in thousands)



                                                           Third Quarter                       Nine Months
                                                    ------------------------           -------------------------
                                                        1995             1994              1995                   1994
                                                    ----------       ----------        ----------       --------
North America
United States
 Cars                                                    377               470            1,333            1,506
 Trucks                                                  492               522            1,705            1,661
                                                       -----             -----            -----            -----
  Total United States                                    869               992            3,038            3,167

Canada                                                    46                56              178              206
Mexico                                                     3                20               21               65
                                                       -----             -----            -----            -----

  Total North America                                    918             1,068            3,237            3,438

Europe
Britain                                                  105               122              371              411
Germany                                                   93                73              325              282
France                                                    40                41              124              135
Spain                                                     33                40              129              122
Italy                                                     31                34              139              140
Other countries                                           58                60              212              210
                                                       -----             -----            -----            -----

  Total Europe                                           360               370            1,300            1,300

Other international
Brazil                                                    45                44              153              121
Australia                                                 41                30              107               87
Taiwan                                                    27                20               90               76
Japan                                                     14                13               44               37
Argentina                                                 13                17               34               41
Other countries                                           17                14               51               46
                                                       -----             -----            -----            -----

  Total other international                              157               138              479              408
                                                       -----             -----            -----            -----


Total worldwide vehicle unit sales                     1,435             1,576            5,016            5,146
                                                       =====             =====            =====            =====


Vehicle unit sales are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.

Third Quarter 1994 and Nine Months 1994 unit sales have been restated to reflect the country where sold and to include sales of all Ford-badged units. Previously, factory unit sales were reported in North America on a "where sold" basis and overseas on a "where produced" basis.
Also, Ford-badged unit sales of certain unconsolidated subsidiaries (primarily Autolatina -- Brazil and Argentina) were not previously reported.


                                               Part I.  Financial Information
                                               ------------------------------
Item 1.  Financial Statements
-----------------------------
                                   Ford Motor Company and Subsidiaries

                                   CONSOLIDATED STATEMENT OF INCOME
                                   --------------------------------

                            For the Periods Ended September 30, 1995 and 1994
                                                (in millions)

                                                          Third Quarter                       Nine Months
                                                    -------------------------          -------------------------
                                                       1995             1994              1995             1994
                                                    -------           -------          --------         --------
                                                            (unaudited)                        (unaudited)
AUTOMOTIVE
Sales                                                $24,437          $24,926           $82,899          $79,371

Costs and expenses (Note 2)
Costs of sales                                        23,260           22,800            75,129           71,019
Selling, administrative, and other expenses            1,381            1,137             4,418            3,838
                                                     -------          -------           -------          -------
  Total costs and expenses                            24,641           23,937            79,547           74,857

Operating (loss)/income                                 (204)             989             3,352            4,514

Interest income                                          171              126               594              417
Interest expense                                         151              190               491              529
                                                     -------          -------           -------          -------
  Net interest income/(expense)                           20              (64)              103             (112)
Equity in net (loss)/income of
 affiliated companies                                   (190)              84              (151)             193
Net expense from transactions with
 Financial Services                                      (42)              (9)             (101)             (28)
                                                     -------          -------           -------          -------

(Loss)/Income before income taxes - Automotive          (416)           1,000             3,203            4,567

FINANCIAL SERVICES
Revenues                                               6,981            5,696            19,691           15,425

Costs and expenses
Interest expense                                       2,437            1,774             6,948            5,040
Depreciation                                           1,715            1,390             4,836            3,490
Operating and other expenses                           1,421            1,245             4,049            3,292
Provision for credit and insurance losses                472              400             1,337            1,153
Loss on disposition of Granite Savings Bank
 (formerly First Nationwide Bank)                          -                -                 -              475
                                                     -------          -------           -------          -------
  Total costs and expenses                             6,045            4,809            17,170           13,450
Net revenue from transactions with Automotive             42                9               101               28
                                                     -------          -------           -------          -------

Income before income taxes - Financial Services          978              896             2,622            2,003
                                                     -------          -------           -------          -------

TOTAL COMPANY
Income before income taxes                               562            1,896             5,825            6,570

Provision for income taxes                               157              737             2,198            2,723
                                                     -------          -------           -------          -------

Income before minority interests                         405            1,159             3,627            3,847

Minority interests in net income of subsidiaries          48               35               148              108
                                                     -------          -------           -------          -------

Net income                                               357            1,124             3,479            3,739

Preferred stock dividend requirements                     55               72               196              216
                                                     -------          -------           -------          -------

Income attributable to Common and Class B Stock      $   302          $ 1,052           $ 3,283          $ 3,523
                                                     =======          =======           =======          =======

Average number of shares of Common and Class B
 Stock outstanding                                     1,083            1,014             1,049            1,006

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK
 AFTER PREFERRED STOCK DIVIDENDS

Income                                               $  0.28          $  1.04           $  3.13          $  3.50
                                                     =======          =======           =======          =======
Income assuming full dilution                        $  0.27          $  0.93           $  2.85          $  3.13

Cash dividends                                       $  0.31          $ 0.225           $  0.88          $  0.65

The accompanying notes are part of the financial statements.


                     Ford Motor Company and Subsidiaries

                       CONSOLIDATED BALANCE SHEET
                       --------------------------
                             (in millions)

                                                                                   September 30,         December 31,
                                                                                       1995                  1994
                                                                                  -------------         ------------
ASSETS                                                                              (unaudited)
Automotive
Cash and cash equivalents                                                            $  6,621              $  4,481
Marketable securities                                                                   5,620                 7,602
                                                                                     --------              --------
   Total cash, cash equivalents, and marketable securities                             12,241                12,083

Receivables                                                                             2,886                 2,548
Inventories (Note 3)                                                                    6,845                 6,487
Deferred income taxes                                                                   2,980                 3,062
Other current assets                                                                    1,917                 2,006
Net current receivable from Financial Services                                            283                   677
                                                                                     --------              --------
   Total current assets                                                                27,152                26,863

Equity in net assets of affiliated companies                                            3,454                 3,554
Net property                                                                           29,972                27,048
Deferred income taxes                                                                   4,088                 4,414
Other assets                                                                            7,149                 6,760
                                                                                     --------              --------
   Total Automotive assets                                                             71,815                68,639

Financial Services
Cash and cash equivalents                                                               1,943                 1,739
Investments in securities                                                               7,187                 6,105
Net receivables and lease investments                                                 144,117               130,356
Other assets                                                                           13,514                12,783
                                                                                     --------              --------
   Total Financial Services assets                                                    166,761               150,983
                                                                                     --------              --------

   Total assets                                                                      $238,576              $219,622
                                                                                     ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                       $ 10,637              $ 10,777
Other payables                                                                          1,994                 2,280
Accrued liabilities                                                                    13,170                11,943
Income taxes payable                                                                      431                   316
Debt payable within one year                                                              793                   155
                                                                                     --------              --------
   Total current liabilities                                                           27,025                25,471

Long-term debt                                                                          6,036                 7,103
Other liabilities                                                                      25,706                24,920
Deferred income taxes                                                                   1,166                 1,216
                                                                                     --------              --------
   Total Automotive liabilities                                                        59,933                58,710

Financial Services
Payables                                                                                2,953                 2,361
Debt                                                                                  135,912               123,713
Deferred income taxes                                                                   3,735                 2,958
Other liabilities and deferred income                                                   8,829                 7,669
Net payable to Automotive                                                                 283                   677
                                                                                     --------              --------
   Total Financial Services liabilities                                               151,712               137,378

Preferred stockholders' equity in a subsidiary company                                  1,976                 1,875

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate
  liquidation preference of $2.6 billion and $3.4 billion)                                  *                     *
 Common Stock, par value $1.00 per share (1,020 and 952 million shares issued)          1,020                   952
 Class B Stock, par value $1.00 per share (71 million shares issued)                       71                    71
Capital in excess of par value of stock                                                 5,531                 5,273
Foreign currency translation adjustments and other                                        800                   189
Earnings retained for use in business                                                  17,533                15,174
                                                                                     --------              --------
   Total stockholders' equity                                                          24,955                21,659
                                                                                     --------              --------

   Total liabilities and stockholders' equity                                        $238,576              $219,622
                                                                                     ========              ========

- - - - -
*Less than $1 million

The accompanying notes are part of the financial statements.

                                       Ford Motor Company and Subsidiaries

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  ----------------------------------------------

                                    For the Periods Ended September 30, 1995 and 1994
                                                      (in millions)


                                                                           Nine Months 1995          Nine Months 1994
                                                                       ----------------------     ---------------------
                                                                                     Financial                 Financial
                                                                        Automotive   Services     Automotive   Services
                                                                       ----------   ---------    ----------   ---------
                                                                             (unaudited)               (unaudited)

Cash and cash equivalents at January 1                                  $  4,481     $  1,739     $  5,667     $  2,555

Cash flows from operating activities before securities trading             6,796        9,171       10,717        6,852
Net sales/(purchases) of trading securities                                1,982          256       (2,765)         (18)
                                                                        --------     --------     --------     --------
   Net cash flows from operating activities                                8,778        9,427        7,952        6,834

Cash flows from investing activities
 Capital expenditures                                                     (6,204)        (223)      (5,906)        (171)
 Acquisitions of other companies                                               -            -            -         (426)
 Acquisitions of receivables and lease investments                             -      (71,414)           -      (64,310)
Collections of receivables and lease investments                               -       51,210            -       43,134
 Proceeds from sales of receivables and lease investments                      -        2,728            -        2,526
 Net acquisitions of daily rental vehicles                                     -       (1,672)           -       (1,013)
 Purchases of securities                                                     (47)      (4,748)        (116)      (9,515)
 Sales and maturities of securities                                           50        3,748          252        8,970
 Investing activity with Financial Services                                 (237)           -            9            -
 Other                                                                      (400)        (171)         407         (536)
                                                                        --------     --------     --------     --------
   Net cash used in investing activities                                  (6,838)     (20,542)      (5,354)     (21,341)

Cash flows from financing activities
 Cash dividends                                                           (1,120)           -         (869)           -
 Issuance of Common Stock                                                    326            -          375            -
 Changes in short-term debt                                                  665        2,481         (795)       8,024
 Proceeds from issuance of other debt                                          0       16,532          158       15,265
 Principal payments on other debt                                           (207)      (7,931)         (41)     (10,262)
 Financing activity with Automotive                                            -          237            -           (9)
 Receipts from annuity contracts                                               -          276            -          875
 Other                                                                         6          139          (20)        (389)
                                                                        --------     --------     --------      -------
   Net cash (used in)/provided by financing activities                      (330)      11,734       (1,192)      13,504

Effect of exchange rate changes on cash                                      136          (21)         441          169
Net transactions with Automotive/Financial Services                          394         (394)        (321)         321
                                                                        --------     --------     --------     --------

   Net increase/(decrease) in cash and cash equivalents                    2,140          204        1,526         (513)
                                                                        --------     --------     --------     --------

Cash and cash equivalents at September 30                               $  6,621     $  1,943     $  7,193     $  2,042
                                                                        ========     ========     ========     ========

The accompanying notes are part of the financial statements.
                                           -6-

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


2. Selected Automotive costs and expenses are summarized as follows (in millions):

                                  Third Quarter                  Nine Months
                             -----------------------       ----------------------

                              1995             1994          1995         1994
                             ------           ------       ------         -------
     Depreciation            $622             $555          $1,816         $1,700
     Amortization             731              408           2,072          1,532

3.   Automotive inventories are summarized as follows (in millions):

                                                                    September 30,    December 31,
                                                                       1995              1994
                                                                   --------------   -------------
     Raw materials, work in process and supplies                        $3,426             $3,192
     Finished products                                                   3,419              3,295
                                                                         ------             ------
        Total inventories                                               $6,845             $6,487
                                                                        ======             ======

     U.S. inventories                                                   $2,987             $2,917



Coopers & Lybrand L.L.P.



                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Ford Motor Company


We have reviewed the consolidated balance sheet of Ford Motor
Company and Subsidiaries at September 30, 1995 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. These financial statements are the responsibility of the Company's management.

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




/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
October 18, 1995

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
----------------------------------------------------------

RESULTS OF OPERATIONS:  THIRD QUARTER 1995 COMPARED WITH THIRD
QUARTER 1994

Overview
--------

Ford Motor Company earned $357 million, or $0.28 per share of Common and Class B Stock, in the third quarter of 1995. This compares with $1,124 million, or $1.04 per share, in the third quarter of 1994. Fully diluted earnings per share were $0.27 in the third quarter of 1995, compared with $0.93 a year ago. The Company's worldwide sales and revenues were $31.4 billion, compared with $30.6 billion a year ago. Vehicle unit sales of cars and trucks were 1,435,000, down 141,000 units, or 9%. Stockholders' equity was $25 billion at September 30, 1995.

Automotive Operations
---------------------

Ford's worldwide Automotive operations incurred a loss of $201 million in the third quarter of 1995 on sales of $24.4 billion, compared with a net income of $619 million in the third quarter of 1994 on sales of $24.9 billion. Overall, the decline in earnings reflected lower volume in the U.S. and losses in Europe and Brazil.

In the U.S., Ford's Automotive operations earned $187 million in the third quarter of 1995 on sales of $16.8 billion, compared with $553 million a year ago on sales of $17.8 billion. The decline in earnings was explained by lower unit volume (reflecting unusually high production in the year ago period and units lost because of major new product launches and component shortages) and costs associated with introducing new products (mainly the new Taurus and Sable); cost efficiencies were a partial offset. U.S. Automotive after-tax return on sales was 1.1% in the third quarter of 1995, down two points from a year ago.

In the third quarter of 1995, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.2 million units, compared with 14.8 million units in the third quarter of 1994. Ford's car market share was 19.8% in the third quarter of 1995, down one point from a year ago. Ford's truck share was 31.6%, up 4/10 of a point from a year ago. Ford's combined car and truck share was 24.7%, down 4/10 of a point from a year ago. The decline in share reflected primarily lower sales of the Taurus and Sable because of model changeover and lower sales of the Escort, offset partially by higher sales of the Explorer and F-Series trucks.

Outside the U.S., Automotive operations incurred a loss of $388 million in the third quarter of 1995 on sales of $7.6 billion, compared with a net income of $66 million a year ago on sales of $7.1 billion. The decline reflected primarily losses in Europe and Brazil.

In Europe, Automotive operations incurred a loss of $320 million, compared with a loss of $37 million a year ago. The larger loss reflected primarily lower unit volume and higher marketing costs, costs associated with introducing new products (the Galaxy minivan and Fiesta), and unfavorable foreign exchange effects.
In the third quarter of 1995, the seasonally-adjusted annual selling rate for the European car and truck industry was 13 million units, compared with 12.7 million units in the third quarter of 1994. Ford's car share was 13.3% in the third quarter of 1995, equal to a year ago. Ford's truck share was 15.4%, up one point from a year ago. Ford's combined car and truck share was 12.9%, up 1/10 of a point from a year ago.

Outside the U.S. and Europe, Ford incurred a loss of $68 million in the third quarter of 1995, compared with a profit of $103 million a year earlier. The loss was more than accounted for by operations in Brazil, where higher import duties and a market shift to small cars resulted in excess inventories and higher marketing costs. These conditions are expected to continue for the balance 1995 and into next year. Business conditions have been and are expected to continue to be volatile and subject to rapid change, which can affect Ford's future earnings.

Ford and Volkswagen AG have agreed on a separation process leading toward dissolution of their Autolatina joint venture in Brazil and Argentina, which is expected to occur by year-end 1995. Historically, earnings in Brazil and Argentina have represented a significant portion of Ford's Automotive earnings outside the U.S. and Europe. The long-term effect, if any, of the dissolution of Autolatina on Ford's future results will depend on Ford's ability to compete on its own in these historically volatile markets.

From now through early next year, Ford is launching the new Taurus, Sable, F-150 pick-up truck, Escort and Tracer in North America, and the Galaxy minivan and Fiesta in Europe. In the U.S., the new products will represent about 35% of Ford's volume compared to more typical years when new products represent about 10% to 15% of volume. In Europe, the Fiesta is Ford's highest volume product.

Worldwide Automotive results in the fourth quarter of 1995 are expected to be better than the third quarter of 1995, but worse than the fourth quarter of 1994. Lower production in North America, the continuation of major new product launches in North America (the F-150 pick-up truck) and in Europe (the Fiesta), higher costs associated with additional reductions in personnel, and continued adverse foreign exchange effects are expected to result in lower earnings in the fourth quarter compared with a year ago.

Financial Services Operations
-----------------------------

The Company's Financial Services operations earned a record
$558 million in the third quarter of 1995, compared with $505 million in the third quarter of 1994. The increase resulted primarily from record earnings at Ford Credit, The Associates, USL Capital and Hertz, offset partially by lower earnings at American Road.

Ford Credit's consolidated net income was a record $357 million in the third quarter of 1995, compared with $315 million a year ago. Ford Credit's financing operations earned $290 million in the third quarter of 1995, compared with $254 million a year ago. The increase reflected primarily higher levels of earning assets and a lower effective tax rate resulting from prior-year tax adjustments; lower net interest margins were a partial offset. Depreciation costs increased as a result of continued growth in operating leases; the related lease revenues more than offset the increased depreciation. Ford Credit's results also included $68 million from equity in the net income of affiliated companies, primarily Ford Holdings. Ford Holdings is a holding company that owns primarily The Associates, USL Capital, and American Road. The international operations managed by Ford Credit, but not included in its consolidated results, earned $69 million in the third quarter of 1995, compared with $62 million a year ago, reflecting primarily higher levels of earning assets, offset partially by lower net interest margins.

The Associates earned a record $171 million in the U.S. in the third quarter of 1995, compared with $151 million a year ago. The increase reflected higher levels of earning assets and improved net interest margins. The international operations managed by The Associates, but not included in its consolidated results, earned $32 million in the third quarter of 1995, compared with $17 million a year ago.

USL Capital earned a record $31 million in the third quarter of 1995, compared with $27 million a year ago. The improvement resulted primarily from higher levels of earning assets. Hertz earned a record $65 million in the third quarter of 1995, compared with $61 million in the third quarter of 1994. The increase reflected primarily higher volume in construction equipment rentals and sales. American Road earned $9 million in the third quarter of 1995, compared with $14 million a year ago. The decrease reflected lower investment income.

Ford has announced that it is reviewing alternative strategies for the non-automotive affiliates of the Financial Services operations. Alternatives being reviewed include the sale by Ford Holdings of a portion of The Associates and sale of all or a portion of USL Capital. No decisions have been made at this time.

Ford Holdings has announced its intention to exchange for cash its outstanding preferred stock (totaling about $2 billion) by means of a cash-out merger, subject to approval by the holders of a majority of the voting power of the outstanding capital stock of Ford Holdings. Because Ford directly or indirectly owns all the outstanding common stock of Ford Holdings, representing 75% of the combined voting power of all classes of capital stock of Ford Holdings, stockholder approval is assured. As provided in the terms of the preferred stock, Ford Holdings will pay the preferred stockholders the liquidation preference of the stock, i.e., the price at which the stock was originally issued, plus accured dividends. Ford Holdings expects to fund the cash-out merger primarily with bank loans. It is anticipated that the merger will become effective by the end of 1995. Ford Holdings has filed with the Securities and Exchange Commission (the "Commission") a Schedule 13E-3 and a Schedule 14C relating to the merger, which are being reviewed by the Commission.


FIRST NINE MONTHS 1995 COMPARED WITH FIRST NINE MONTHS 1994

Overview
--------

Ford earned $3,479 million, or $3.13 per share of Common and Class B Stock, in the first nine months of 1995. This compares with $3,739 million, or $3.50 per share, in the first nine months of 1994. Ford's results a year ago included a charge of
$440 million related to the disposition of First Nationwide Bank. Fully diluted earnings per share were $2.85 in the first nine months of 1995, compared with $3.13 a year ago. The Company's worldwide sales and revenues were $102.6 billion, up $7.8 billion from a year ago. Vehicle unit sales of cars and trucks were
5,016,000,   down 130,000 units.

Automotive Operations
---------------------

Net income from Ford's worldwide Automotive operations was $2,040 million in the first nine months of 1995 on sales of $82.9 billion, compared with $2,794 million in the first nine months of 1994 on sales of $79.4 billion.

In the U.S., Ford's Automotive operations earned $1,675 million in the first nine months of 1995 on sales of $55.7 billion, compared with $2,257 million a year ago on sales of $54.9 billion. The decline in earnings reflected primarily lower unit volume, costs associated with introducing new products, and unfavorable foreign exchange effects. U.S. Automotive after-tax return on sales was 3%, down 1.1 points from a year ago.

In the first nine months of 1995, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15 million units, compared with 15.3 million units a year ago. The Company expects U.S. car and truck industry sales to total 15.1 million units for the full year, compared with 15.4 million units in 1994. Ford's car share was 21% in the first nine months of 1995, down 2/10 of a point from a year ago. Ford's truck share was 32.2%, up 2 points from a year ago. Ford's combined car and truck share was 25.8%, up 9/10 of a point from a year ago.

Outside the U.S., Automotive operations earned $365 million in the first nine months of 1995 on sales of $27.2 billion, compared with $537 million a year ago on sales of $24.5 billion. The decline reflected primarily lower results in Brazil.

Ford's European Automotive operations earned $164 million in the first nine months of 1995, compared with $183 million a year ago. The decline reflected primarily lower unit volume. In the first nine months of 1995, the seasonally-adjusted annual selling rate for the European car and truck industry was 13.4 million units, compared with 13.2 million units a year ago. The Company expects European car and truck industry sales to total 13.4 million units for the full year, compared with 13.3 million units in 1994. Ford's car share was 12.2% in the first nine months of 1995, up 2/10 of a point from a year ago. Ford's truck share was 15.2%, up 6/10 of a point from a year ago. Ford's combined car and truck share was 12.5%, up 2/10 of a point from the first nine months of 1994.

Financial Services Operations
-----------------------------

The Company's Financial Services operations earned a record $1,439 million in the first nine months of 1995, compared with $945 million in the first nine months of 1994. The improvement was explained by the nonrecurrence of the $440 million charge to net income in the first quarter of 1994 for disposition of First Nationwide Bank, as well as increased earnings from ongoing operations.

Ford Credit's consolidated net income was a record $986 million in the first nine months of 1995, compared with $982 million a year ago. Ford Credit's financing operations earned
$812 million, compared with $816 million a year ago. The decline for financing operations reflected primarily lower net interest margins, offset partially by higher levels of earning assets. Ford Credit's results also included $175 million from equity in the net income of affiliated companies, primarily Ford Holdings. The international operations managed by Ford Credit, but not included in its consolidated results, earned $200 million in the first nine months of 1995, compared with $175 million a year ago.

The Associates earned a record $464 million in the U.S. in the first nine months of 1995, compared with $400 million a year ago. The increase reflected higher levels of earning assets and improved net interest margins. The international operations managed by The Associates, but not included in its consolidated results, earned $81 million in the first nine months of 1995, compared with $56 million a year ago.

USL Capital earned a record $87 million in the first nine months of 1995, compared with $75 million a year ago. The improvement reflected primarily higher levels of earning assets and higher gains on asset sales. Hertz earned $84 million in the first nine months of 1995, compared with $88 million a year ago. The decrease reflected primarily increased depreciation and borrowing costs. American Road earned $5 million in the first nine months of 1995, compared with $44 million a year ago. The decrease reflected lower underwriting results in floor plan products and the dissolution of an operating subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations
---------------------

Cash, cash equivalents and marketable securities of the Company's Automotive operations were $12.2 billion at September 30, 1995, up $158 million from December 31, 1994. The Company paid $1,120 million in cash dividends on its Common Stock, Class B Stock and Preferred Stock during the first nine months of 1995.

Automotive capital expenditures were $6.2 billion in the first nine months of 1995, up $298 million from the same period a year ago. Automotive capital spending is projected to increase further during the fourth quarter of 1995 compared with the third quarter of 1995 as a result of increases in both product and nonproduct spending. The higher product spending reflects a record pace of new-model introductions and increased capacity for selected components and vehicles, while the higher nonproduct spending reflects continuing efforts to improve quality and efficiency.

Automotive debt at September 30, 1995 totaled $6.8 billion, which was 21% of total capitalization (stockholders' equity and Automotive debt), compared with $7.3 billion, or 25% of total capitalization, at December 31, 1994. The decrease in Automotive debt reflected primarily the assumption of debt by a Financial Services subsidiary.

At September 30, 1995, Ford had long-term contractually committed global credit agreements under which $8.4 billion is available from various banks at least through June 30, 2000. The entire
$8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. In addition, Ford has the ability to transfer on a nonguaranteed basis the entire $8.4 billion in varying portions to Ford Credit and Ford Credit Europe. These facilities were unused at September 30, 1995.

Financial Services Operations
-----------------------------

Financial Services' cash, cash equivalents and investments in securities totaled $9.1 billion at September 30, 1995, up
$1.3 billion from December 31, 1994.

Net receivables and lease investments were $144.1 billion at September 30, 1995, up $13.8 billion from December 31, 1994. The increase reflected continued growth in earning assets at Ford
Credit and The Associates.

Total debt was $135.9 billion at September 30, 1995, up
$12.2 billion from December 31, 1994. The increase resulted from higher debt levels required to finance growth in earning assets at Ford Credit and The Associates.

At September 30, 1995, Financial Services had a total of $47.8 billion of contractually committed support facilities. Of these facilities, $23.9 billion (excluding the $8.4 billion of the Ford credit facilities) are contractually committed global credit agreements under which $19.8 billion and $4.1 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 62% and 75%, respectively, of such facilities are available through June 30, 2000. The entire $19.8 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.1 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be. At September 30, 1995, $127 million and $670 million of the Ford Credit and Ford Credit Europe global facilities, respectively, were in use.
Other than the global credit agreements, the remaining portion of the Financial Services' support facilities at September 30, 1995 consisted of $21.6 billion of contractually committed support facilities available to various affiliates in the U.S. and $2.3 billion of contractually committed support facilities available to various affiliates outside the U.S; at September 30, 1995, approximately $900 million of these facilities were in use.


ACCOUNTING CHANGES

The Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board is considering an accounting issue that concerns timing of revenue recognition when a manufacturer conditionally guarantees the resale value of a product or agrees to repurchase the product at a fixed price (Issue 95-1). For Ford, this issue affects primarily sales through dealers to certain daily rental companies where the daily rental company has an option to require Ford to repurchase vehicles. Ford recognizes revenue upon the sale of vehicles to dealers, including vehicles that subsequently are sold to daily rental companies. If the EITF determines such sales should be accounted for as operating leases, with revenue and income deferred and recognized over the term of the lease, Ford would be required to change its accounting for such transactions. The effect of this change, if required, on Ford's financial results is not expected to be material relative to full year 1995 earnings, but it could be material in the quarter in which the accounting change is made. If required, the change could be made either on a prospective basis or on a one-time cumulative basis; in either case, there would be no effect on Ford's cash flow.


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

                        Part II.  Other Information
                        ---------------------------

Item 1.  Legal Proceedings
--------------------------

Product Matters
---------------

With respect to the lawsuits for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years, referred to in the second paragraph on page 23 of the 10-K Report, on page 12 of Ford's quarterly report on Form 10-Q for the quarter ended March 31, 1995 (the "First Quarter 10-Q Report"), and on page 14 of Ford's quarterly report on Form 10-Q for the quarter ended June 30, 1995 (the "Second Quarter 10-Q Report"), the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $584 million at September 30, 1995.

With respect to the lawsuits for damages involving the alleged propensity of Bronco II utility vehicles to roll over, referred to in the third paragraph on page 23 of the 10-K Report, on page 12 of the First Quarter 10-Q Report, and on page 14 of the Second Quarter 10-Q Report, the damages specified in these actions, including both actual and punitive damages, aggregated approximately $1.2 billion at September 30, 1995.

With respect to the lawsuits for damages involving asbestos, referred to in the fifth paragraph on page 23 of the 10-K Report, on page 12 of the First Quarter 10-Q Report, and on page 14 of the Second Quarter 10-Q Report, the damages specified by plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $551 million at September 30, 1995.

In most of the actions described in the foregoing paragraphs, no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum. It has been Ford's experience that in cases that allege a specific amount of damages in excess of the jurisdictional minimum, such amounts, on average, bear little relation to the actual amounts of damages paid by Ford in such cases, which generally are, on average, substantially less than the amounts originally claimed. Ford believes that, based on its analysis, any resulting liability or loss from the foregoing matters and those matters described in the 10-K Report on pages 23 and 24 would not materially affect Ford's consolidated financial statements.

Environmental Matters
---------------------

Ford has resolved by settlement agreement the notice referred to in the first paragraph under the caption "Environmental Matters" on page 23 of the 10-K Report. In a separate matter potentially involving monetary sanctions exceeding $100,000, Ford has received a notice that a government environmental enforcement agency believes a Ford facility may have violated regulations relating to the management of certain materials.

Other Matters
-------------

With respect to the three purported class action lawsuits that allege defects in the paint processes used with respect to certain vehicles manufactured by Ford, referred to in the third full paragraph on page 24 of the 10-K Report, the two lawsuits
(one of which was pending in Louisiana and the other in Alabama) that are nationwide in scope have been consolidated for pretrial proceedings in the U.S. District Court for the Eastern District of Louisiana. In addition, two additional purported class action lawsuits alleging similar facts relating to Ford's paint processes have been filed. One such lawsuit was filed in the federal district court located in Minneapolis, Minnesota and the other was filed in state court in Milwaukee, Wisconsin. Both lawsuits will be consolidated with the two lawsuits mentioned above in the U.S. District Court for the Eastern District of Louisiana.

                                                         Supplemental Schedule

                         Ford Motor Company

          CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
          ---------------------------------------------

                           (in millions)



FORD CAPITAL B.V.
                                                     September 30,       December 31,
                                                        1995                1994
                                                    -------------       ------------
                                                               (unaudited)
Current assets                                         $1,210                 $1,048
Noncurrent assets                                       4,676                  4,845
                                                       ------                 ------
   Total assets                                        $5,886                 $5,89
                                                       ======                 ======

Current liabilities                                    $  547                 $  486
Noncurrent liabilities                                  4,719                  4,909
Minority interests in net
 assets of subsidiaries                                    21                     12
Stockholder's equity                                      599                     48
                                                       ------                 ------
   Total liabilities and
    stockholder's equity                               $5,886                 $5,893
                                                       ======                 ======


                                                       Third Quarter                   Nine Months
                                                ------------------------         ------------------------
                                                   1995          1994             1995            1994
                                                ----------    ----------         ----------     ---------
                                                       (unaudited)                      (unaudited)
Sales and other revenue                             $614           $543             $1,960         $1,746
Operating income                                      61             40                190            137
Income before income taxes                            46             18                145            114
Net income                                            25             13                108             91





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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     (a)     Exhibits

             Please refer to the Exhibit Index on page 18.

     (b)     Reports on Form 8-K

             The Registrant filed the following Current Reports on Form 8-K during the quarter ended September
             30, 1995:

             Current Report on Form 8-K dated July 19, 1995 included information relating to Ford's second quarter 1995 financial results.










                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FORD MOTOR COMPANY
                                 --------------------------------
                                           (Registrant)




Date:   November 9, 1995      By:   /s/ D. R. Coulson
       ------------------        --------------------------------
                                  D. R. Coulson
                                  Director of Accounting
                                  Ford Automotive Operations
                                  (principal accounting officer)

                                     EXHIBIT INDEX
                                     -------------



                                                                                                                        Sequential
                                                                                                                         Page Number
Designation                                   Description                                        at Which Found
------------          -----------------------------------------------------------               ------------

Exhibit 11             Ford Motor Company and Subsidiaries Computation of Primary                     19-20
                       and Fully Diluted Earnings Per Share in Accordance with
                       Opinion 15 of the Accounting Principles Board.

Exhibit 12             Ford Motor Company and Subsidiaries Calculation of Ratio of                     21
                       Earnings to Combined Fixed Charges and Preferred Stock
                       Dividends.

Exhibit 15             Letter of Coopers & Lybrand L.L.P., Independent Public                          22
                       Accountants, dated November 8, 1995 relating to Financial
                       Information.


                                            -18-