Form 10-K405
period 1995-12-31
FORD MOTOR CO
filed 1996-03-19
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                  FORM 10-K
(Mark One)

  X       Annual report pursuant to Section 13 or 15(d) of the
------    Securities Exchange Act of 1934 (Fee Required)

               For the fiscal year ended December 31, 1995
                                         -----------------
                                   OR

          Transition report pursuant to Section 13 or 15(d) of
------    the Securities Exchange Act of 1934 (No Fee Required)

   For the transition period from ______________ to______________


                       Commission file number 1-3950
                                              ------

                            FORD MOTOR COMPANY
                            ------------------
             (Exact name of registrant as specified in its charter)


           Delaware                         38-0549190
           --------                         ----------
    (State of incorporation)   (I.R.S. employer identification no.)


The American Road, Dearborn, Michigan                      48121
-------------------------------------                      -----
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:  313-322-3000
                                                     ------------
Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
         Title of each class                         which registered (a)
---------------------------------------              ---------------------------
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

_____________
(a) In addition, shares of Common Stock of the Registrant are listed on certain stock exchanges in the United Kingdom and Continental Europe.

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X      No
                                          ------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
           -------

As of February 1, 1996, the Registrant had outstanding 1,097,956,189 shares of Common Stock and 70,852,076 shares of Class B Stock. Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($30-1/2 a share), the aggregate market value of such Common Stock was $33,487,663,764.50. Although there is no quoted market for the Registrant's Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock. The shares of Common Stock and Class B Stock outstanding at February 1, 1996 included shares owned by persons who may be deemed to be "affiliates" of the Registrant. The Registrant does not believe, however, that any such person should be considered to be an affiliate. For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 9, 1996 (the "Proxy Statement"), which is incorporated by reference under various Items of this Report.


                        Document Incorporated by Reference*
                        ----------------------------------

          Document                                   Where Incorporated
          --------                                   ------------------

       Proxy Statement                                Part III (Items 10,
                                                         11, 12 and 13)

__________________________
* As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference herein.






                          [Cover page 2 of 2 pages]

                                   PART I

Item 1.  Business
-----------------

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


                               General
                               -------

     The Company's two principal business segments are Automotive and Financial Services. The activities of the Automotive segment consist of the design, manufacture, assembly and sale of cars and trucks and related parts and accessories. Substantially all of Ford's automotive products are marketed through retail dealerships, most of which are privately owned and financed.

     The primary activities of the Financial Services segment consist of financing operations, vehicle and equipment leasing and insurance operations. These activities are conducted through the Company's subsidiaries, Ford FSG, Inc. ("FFSGI"), Ford Holdings, Inc. ("Ford Holdings"), The Hertz Corporation ("Hertz") and Granite Management Corporation ("Granite"). FFSGI is a holding company that owns primarily Ford Motor Credit Company ("Ford Credit"), a majority of Ford Credit Europe plc ("Ford Credit Europe"), and Associates First Capital Corporation ("The Associates"). Ford Holdings is a holding company that owns primarily a portion of FFSGI and all of USL Capital Corporation ("USL Capital") and The American Road Insurance Company ("American Road").

     See Note 17 of Notes to Financial Statements and Item 6. "Selected Financial Data" for information relating to revenue, operating income/(loss) and assets attributable to Ford's industry segments. Also see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information with respect to revenue, net income and other matters.


                         Automotive Operations
                         ---------------------

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

---------------------------

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

     Ford has operations in over 30 countries and sells vehicles in over 200 markets. These businesses frequently have foreign currency exposures when they buy, sell, and finance in currencies other than their local currencies. Ford's primary foreign currency exposures, in terms of net corporate exposure, are in the German Mark, Japanese Yen, Italian Lira and French Franc. The effect of changes in exchange rates on income depends largely on the relationship between revenues and costs incurred in the local currency versus other currencies. Historically, the effect of changes in exchange rates on Ford's earnings generally has been small relative to other factors that also affect earnings (such as unit sales).

United States
-------------

      Sales Data. The following table shows U.S. industry demand for the years indicated:

                                                 U.S. Industry Retail Deliveries
                                                        (millions of units)
                                             --------------------------------------
                                                      Years Ended December 31
                                             --------------------------------------
                                             1995    1994     1993    1992    1991
                                             ----    ----     ----    ----    ----
Cars                                          8.6    9.0      8.5     8.2     8.2
Trucks                                        6.5    6.4      5.7     4.9     4.3
                                             ----    ----    ----    ----     ----
Total                                        15.1   15.4     14.2    13.1     12.5
                                             ====   ====     ====    ====     ====

---------------------------

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

                                             U.S. Industry Vehicle Sales by Segment
                                             --------------------------------------
                                                    Years Ended December 31
                                             --------------------------------------
                                             1995    1994     1993    1992     1991
                                             ----    ----     ----    ----     ----
CARS
Small                                        17.7%   18.4%   17.3%   18.3%    18.9%
Middle                                       28.3    28.5    31.2    32.4     33.5
Large                                         4.3     4.8     5.1     5.8      6.3
Luxury                                        6.8     6.6     6.4     6.1      6.5
                                            -----   -----   -----   -----    -----
Total U.S. Industry Car Sales                57.1    58.3    60.0    62.6     65.2
                                            -----   -----   -----   -----    -----

TRUCKS
Compact Pickup                                6.8     7.7     7.6     7.8      7.8
Compact Van/Utility                          18.0    16.9    16.5    15.0     13.5
Full-Size Pickup                             11.5    11.0     9.9     9.0      8.7
Full-Size Van/Utility                         4.4     4.1     4.2     4.0      3.3
Medium/Heavy                                  2.2     2.0     1.8     1.6      1.5
                                            -----   -----   -----   -----    -----
Total U.S. Industry Truck Sales              42.9    41.7    40.0    37.4     34.8
                                            -----   -----   -----   -----    -----

Total U.S. Industry Vehicle Sales           100.0%  100.0%   100.0%  100.0%   100.0%
                                            =====   =====    =====   =====    =====

                                             Ford Vehicle Sales by Segment in U.S.
                                             ---------------------------------------
                                                    Years Ended December 31
                                             ---------------------------------------
                                             1995    1994     1993    1992    1991
                                             ----    ----     ----    ----    ----
CARS
Small                                        15.1%   17.5%    15.1%   14.6%   17.6%
Middle                                       22.3    22.7     26.9    29.4    26.7
Large                                         4.9     5.2      5.1     5.8     5.7
Luxury                                        4.4     4.7      4.9     5.2     6.4
                                            -----   -----    -----   -----   -----
Total Ford U.S. Car Sales                    46.7    50.1     52.0    55.0    56.4
                                            -----   -----    -----   -----   -----
TRUCKS
Compact Pickup                                8.0     8.9      9.5     7.6     8.1
Compact Van/Utility                          20.1    16.7     15.6    15.1    13.7
Full-Size Pickup                             17.9    16.7     15.6    15.1    15.6
Full-Size Van/Utility                         5.9     6.2      6.0     5.9     5.1
Medium/Heavy                                  1.4     1.4      1.3     1.3     1.1
                                            -----   -----    -----   -----   -----
Total Ford U.S. Truck Sales                  53.3    49.9     48.0    45.0    43.6
                                            -----   -----    -----   -----   -----

Total Ford U.S. Vehicle Sales               100.0%  100.0%   100.0%  100.0%  100.0%
                                            =====   =====    =====   =====   =====


     As shown in the tables above, since 1991 there has been a significant shift from cars to trucks for both industry sales and Ford sales. Most of the shift reflects fewer sales of cars in the middle and large segments for the industry and in the middle, large and luxury segments for Ford and increased sales of trucks in the compact van/utility (e.g., Windstar and Explorer) and full-size pickup segments for both the industry and Ford. The increased sales of full-size pickups reflects the increased use of such vehicles for personal (rather than commercial) purposes.

---------------------------

     Market Share Data. The following tables show changes in car and truck market shares of United States and foreign-based manufacturers for the years indicated:

                                                   U.S. Car Market Shares*
                                             --------------------------------------
                                                   Years Ended December 31
                                             --------------------------------------
                                             1995    1994     1993    1992     1991
                                             ----    ----     ----    ----     ----
U.S. Manufacturers (Including Imports)
   Ford                                      20.9%   21.8%    22.3%   21.8%    20.1%
   General Motors                            33.9    34.0     34.1    34.6     35.6
   Chrysler                                   9.1     9.0      9.8     8.3      8.6
                                             ----    ----     ----    ----     ----
        Total U.S. Manufacturers             63.9    64.8     66.2    64.7     64.3

Foreign-Based Manufacturers**
   Japanese                                 29.7     29.6     29.1    30.1     30.2
   All Other                                 6.4      5.6      4.7     5.2      5.5
                                            -----   -----    -----   -----    -----
        Total Foreign-Based Manufacturers   36.1     35.2     33.8    35.3     35.7
                                            -----   -----    -----   -----    -----
        Total U.S. Car Retail Deliveries    100.0%  100.0%   100.0%  100.0%   100.0%
                                            =====   =====    =====   =====    =====

                                                    U.S. Truck Market Shares*
                                            --------------------------------------
                                                    Years Ended December 31
                                            --------------------------------------
                                            1995    1994     1993    1992     1991
                                            ----    ----     ----    ----     ----
U.S. Manufacturers (Including Imports)
   Ford                                     31.9%   30.1%    30.5%   29.7%    28.9%
   General Motors                           29.9    30.9     31.4    32.2     32.9
   Chrysler                                 21.3    21.7     21.4     21.1    18.5
   Navistar International                    1.4     1.3      1.3      1.3     1.4
   All Other                                 2.0     1.8      1.6      1.4     1.3
                                           -----    -----    -----   -----    ----
        Total U.S. Manufacturers            86.5     85.8     86.2    85.7    83.0

Foreign-Based Manufacturers**
   Japanese                                 12.7     13.5     13.2    13.8    16.5
   All Other                                 0.8      0.7      0.6     0.5     0.5
                                           -----    -----    -----   -----    ----
      Total Foreign-Based Manufacturers     13.5     14.2     13.8   14.3     17.0
                                           -----    -----    -----   -----    ----
      Total U.S. Truck Retail Deliveries   100.0%   100.0%   100.0%  100.0%  100.0%
                                           =====    =====    =====   =====   =====

                                                    U.S. Combined Car and Truck Market Shares*
                                                    ------------------------------------------
                                                                   Years Ended December 31
                                                    ------------------------------------------
                                                    1995      1994     1993     1992      1991
                                                    ----      ----     ----     ----      ----
U.S. Manufacturers (Including Imports)
   Ford                                             25.6%     25.2%    25.5%    24.7%     23.2%
   General Motors                                   32.2      32.7     33.1     33.7      34.6
   Chrysler                                         14.3      14.3     14.4     13.1      12.0
   Navistar International                            0.6       0.5      0.5      0.5       0.5
   All Other                                         0.9       0.8      0.7      0.5       0.5
                                                   -----     -----    -----     ----     -----
       Total U.S. Manufacturers                     73.6      73.5     74.2     72.5      70.8

Foreign-Based Manufacturers**
   Japanese                                         22.6      22.9     22.8     24.0      25.5
   All Other                                         3.8       3.6      3.0      3.5       3.7
                                                   -----     -----    -----    -----     -----
       Total Foreign-Based Manufacturers            26.4      26.5     25.8     27.5      29.2
                                                    -----     -----    -----   ------     ----
       Total U.S. Car and Truck Retail Deliveries   100.0%    100.0%   100.0%  100.0%    100.0%
                                                    =====     =====    =====   =====     =====

     __________________________
* All U.S. retail sales data are based on publicly available information from the American Automobile Manufacturers Association, the media and trade publications.
** Share data include cars and trucks assembled and sold in the U.S. by Japanese-based manufacturers selling through their own dealers as well as vehicles imported by them into the U.S. "All Other" includes primarily companies based in various European countries and in Korea.

---------------------------

     Japanese Competition. The market share of Ford and other domestic manufacturers in the U.S. is affected by sales from Japanese manufacturers. As shown in the table above, the share of the U.S. combined car and truck industry held by the Japanese manufacturers decreased from 25.5% in 1991 to 22.6% in 1995, reflecting in part the effects of the strengthening of the Japanese yen on the prices of vehicles produced by the Japanese manufacturers, the overall market shift from cars to trucks and improvements in the vehicles produced by U.S. manufacturers.

     In the 1980s and continuing in the 1990s, Japanese manufacturers added assembly capacity in North America (frequently referred to as "transplants") in response to a variety of factors, including export restraints, the significant growth of Japanese car sales in the U.S. and international trade considerations. In response to the strengthening of the Japanese yen to the U.S. dollar, Japanese manufacturers are continuing to add production capacity (particularly in the profitable truck segments) in the United States. Production in the U.S. by Japanese transplants reached about 2.3 million units in 1995 and is expected to increase gradually over the next several years.

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

     Ford's marketing costs in North America as a percentage of gross sales revenue for each of 1995, 1994, and 1993 were: 7.5%, 7.3%, and 8.7%, respectively. During the 1983-1988 period, such costs as a percentage of sales revenue were in the 3% to 5% range. In 1991, marketing costs peaked at 12% of gross revenues. "Marketing costs" include (i) marketing incentives such as retail rebates and special financing rates, (ii) reserves for residual guaranties on retail vehicle leases, (iii) reserves for costs and/or losses associated with obligatory repurchases of certain vehicles sold to daily rental companies and (iv) costs for advertising and sales promotions.

     Sales by Ford to fleet customers were as follows for the years indicated:

                                                                   Ford Fleet Sales
                                                    ----------------------------------------------------
                                                                  Years Ended December 31
                                                    ----------------------------------------------------
                                                     1995        1994       1993       1992       1991
                                                     ----        ----       ----       ----       ----

Units sold                                          931,000     924,000   881,000     882,000   782,000
Percent of Ford's total car and truck sales             24%        24%       25%        28%        27%

Fleet sales generally are less profitable than retail sales, and sales to daily rental companies generally are less profitable than sales to other fleet purchasers. The mix between sales to daily rental companies and other fleet sales has been about evenly split in recent years.

     Warranty Coverages. In recent years, due to competitive pressures, vehicle manufacturers have both expanded the coverages and extended the terms of warranties on vehicles sold in the U.S.
Ford presently provides warranty coverage for defects in factory-supplied materials and workmanship on all vehicles sold by it in the U.S. that extends for at least 36 months or 36,000 miles
(whichever occurs first) and covers all components of the vehicle, other than tires which are warranted by the tire manufacturers.
Different warranty coverages are provided on vehicles sold outside the U.S. In addition, as discussed below under "Governmental
Standards - Mobile Source Emissions Control", the  Federal  Clean
Air  Act  requires a useful life of 10 years or 100,000 miles
(whichever occurs first) for emissions equipment on vehicles sold in the U.S. As a result of these coverages and the increased concern for customer satisfaction, costs for warranty repairs, emissions equipment repairs and customer satisfaction actions
("warranty costs") can be substantial. Estimated warranty costs for each vehicle sold by Ford are accrued at the time of sale. Such accruals, however, are subject to adjustment from time to time depending on actual experience.

---------------------------

Europe
------

     Europe is the largest market for the sale of Ford cars and trucks outside the United States. The automotive industry in Europe is intensely competitive; for the past 12 years, the top six manufacturers have each achieved a car market share in about the 10% to 16% range. (Manufacturers' shares, however, vary considerably by country.) This competitive environment is expected to intensify further as Japanese manufacturers, which together had a European car market share of 10.9% for 1995, increase their production capacity in Europe and import restrictions on Japanese built-up vehicles gradually are removed in total by December 31, 1999.

     In 1995, European car industry sales were 11.8 million cars, equal to 1994 levels. Truck sales were 1.6 million units, up 7% from 1994 levels. Ford's European car share for 1995 was 11.9%, the same as 1994, and its European truck share for 1995 was a record 14.8%, compared with 14.7% for 1994.

     For Ford, Great Britain and Germany are the most important markets within Europe, although the Southern European countries are becoming increasingly significant. Any adverse change in the British or German market has a significant effect on total automotive profits. For 1995 compared with 1994, total industry sales were up 1% in Great Britain and up 3% in Germany.

Other Foreign Markets
---------------------

     Mexico and Canada. Mexico and Canada also are important markets for Ford. Generally, industry conditions in Canada closely follow conditions in the U.S. market. In 1995, industry sales of cars and trucks in Canada were down 7% from 1994 levels, somewhat worse than the decrease of 2% in the U.S. over the same period.
Mexico had been a growing market until late 1994. However, substantial devaluation of the Mexican Peso in late 1994 created a high level of uncertainty regarding economic activity in Mexico.
Although the long-term outlook remains positive, industry volume was down 62% in 1995. Ongoing financial effects on Ford of the devaluation are expected to be unfavorable; the magnitude of these effects will be dependent in large part upon overall economic conditions.

     South America. Brazil and Argentina are the principal markets for Ford in South America. The economic environment in those countries has been volatile in recent years, leading to large variations in profitability. Results also have been influenced by government actions to reduce inflation and public deficits, and improve the balance of payments. In 1995 , Ford's results in the region declined compared with 1994. The decrease reflected primarily losses for operations in Brazil, where higher import duties and a market shift to small cars resulted in excess dealer inventories and higher marketing costs. The lower results are expected to continue into 1996. The Company is reestablishing manufacturing capacity in Brazil for small cars, which should assist in improving the Company's competitiveness in this region longer term. Industry sales in 1995, compared with 1994, were up 19% in Brazil but down 35% in Argentina. Ford's future results in the region largely will be dependent on the political and economic environments in Brazil and Argentina, which historically have been unpredictable and are expected to continue to be volatile and subject to rapid change.

     In November 1995, Ford and Volkswagen AG dissolved their Autolatina joint venture in Brazil and Argentina. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information concerning the effects of this dissolution.

---------------------------

     Asia Pacific. In the Asia Pacific region, Australia, Taiwan and Japan are the principal markets for Ford products. In 1995, Ford was the market share leader in Australia with a 21.5% combined car and truck market share. In Taiwan (where sales of built-up vehicles manufactured in Japan are prohibited), Ford was the market share leader with a combined car and truck market share in 1995 of 18.9%. Ford's principal competition in the Asia Pacific region has been the Japanese manufacturers. It is anticipated that the continuing relaxation of import restrictions (including duty reductions) in Australia and Taiwan will intensify competition in those markets.

     The Asia Pacific region offers many important opportunities for the future. Ford believes that China is strategically important to its long-term success in the Asia Pacific region. In 1995, Ford purchased a 20% equity interest in a Chinese light truck manufacturer, Jiangling Motors Corporation, Ltd.; established a wholly owned holding company in Beijing; and invested in an aluminum radiator joint venture in China, in addition to the previously established automotive component manufacturing joint ventures in China (automotive interior trim, automotive glass and automotive electronic/audio components). In late 1995, Ford established a joint venture in Thailand with Mazda Motor Corporation ("Mazda") to manufacture pickup trucks designed by Mazda. In 1994, Ford purchased a 6.5% equity interest in Mahindra and Mahindra Limited ("Mahindra"), an automotive and tractor manufacturer in India. In 1995, Ford received governmental approval to invest in an automobile manufacturing joint venture in India with Mahindra. Ford is continuing to investigate additional automotive component manufacturing and vehicle assembly opportunities in those markets as well as others. In addition, Ford is expanding the number of right-hand-drive vehicles it will offer in Japan, including the Explorer and Taurus models.

     Africa. In late 1994, Ford re-entered the South African market by acquiring a 45% equity interest in South African Motor
Corporation (Pty.) Limited ("SAMCOR").  SAMCOR is an assembler of
Ford and other manufacturers' vehicles in South Africa.


                        Financial Services Operations
                        -----------------------------

Ford Holdings, Inc. and Ford FSG, Inc.
--------------------------------------

     Ford Holdings was incorporated in 1989 for the principal purpose of acquiring, owning and managing certain assets of Ford. In December 1995, Ford Holdings merged with Ford Holdings Capital Corporation, a wholly owned subsidiary of Ford Holdings, which resulted in the cancellation of all of the voting preferred stock of Ford Holdings. All of the outstanding common stock of Ford Holdings, representing 100% of the voting power in Ford Holdings, is owned beneficially by Ford.

     In late 1995, Ford began a reorganization of its Financial Services group in order to align more closely under a single subsidiary legal ownership of the Financial Services affiliates with management responsibility for such affiliates. As part of the reorganization, Ford Holdings formed FFSGI to own primarily all of the Financial Services affiliates. At the time, 55% of the common stock of Ford Holdings was owned by Ford and 45% was owned by Ford Credit.

     After the formation of FFSGI, Ford Holdings contributed its interest in The Associates to FFSGI in exchange for 100% of the common stock of FFSGI and the assumption by FFSGI of certain debt of Ford Holdings. Thereafter, Ford contributed to FFSGI all of its interest in Ford Credit Europe. In exchange for this contribution, Ford received a class of common stock in FFSGI that has controlling voting power of FFSGI but otherwise is equal to all other common stock of FFSGI as to the payment of dividends, etc. (the "Class F Stock"). In February 1996, substantially all of the shares of Ford Holdings common stock owned by Ford Credit were repurchased by Ford Holdings in exchange for the issuance of a promissory note by Ford Holdings. Thereafter, Ford contributed to FFSGI all of its interest in Ford Credit in exchange for additional shares of Class F Stock of FFSGI. In addition, Ford will contribute to FFSGI certain of its international Financial Services affiliates managed by Ford Credit in exchange for additional stock in FFSGI.

---------------------------

It is also expected that Ford Holdings will contribute American Road to FFSGI, which in turn is expected to contribute it to Ford Credit. The percentages of economic interests of FFSGI held by Ford and Ford Holdings are based on the relative value of the entities contributed to FFSGI by Ford and Ford Holdings.
Currently, those percentages are approximately 78% for Ford and 22% for Ford Holdings.

     On February 9, 1996, The Associates filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock representing up to a 19.8% economic interest in The Associates (the "IPO"). Substantially all of the net proceeds from the IPO are expected to be used to repay indebtedness of The Associates, which will be incurred to repay an intercompany debt owed to FFSGI in the amount of $1.75 billion. Prior to completion of the IPO, Ford expects to contribute to The Associates certain international affiliates owned by Ford but managed by The Associates. Also, as announced by Ford in the fourth quarter of 1995, Ford is investigating the sale of all or a part of USL Capital.

Ford Motor Credit Company
-------------------------

     Ford Credit is a wholly owned subsidiary of FFSGI. It provides wholesale financing and capital loans to franchised Ford dealers and other dealers associated with such franchisees and purchases retail installment sale contracts and retail leases from them. Ford Credit also makes loans to vehicle leasing companies, the majority of which are affiliated with such dealers. In addition, a wholly owned subsidiary of Ford Credit provides these financing services in the U.S. and Canada to other vehicle dealers.
More than 80% of all new vehicles financed by Ford Credit are manufactured by Ford or its affiliates. In addition to vehicle financing, Ford Credit makes loans to affiliates of Ford, finances certain receivables of Ford and its subsidiaries and offers diversified financing services which are managed by USL Capital, a wholly owned subsidiary of Ford Holdings. Ford Credit also manages the activities of a number of international credit affiliates of Ford and FFSGI. In addition, it is expected that Ford Credit will become the owner of American Road, an insurance company discussed further below. Currently, Ford Credit manages the activities of American Road.

     Ford Credit financed the following percentages of new Ford cars and trucks sold or leased at retail and sold at wholesale in the United States during each of the past five years:

                                                          Years Ended December 31
                                                  ---------------------------------------
                                                  1995     1994     1993    1992     1991
                                                  ----     ----     ----    ----     ----
         Retail*                                  36.9%    36.6%    38.5%   37.7%    35.2%
         Wholesale                                79.7     81.5     81.4    77.6     74.9

         ___________________
         * As a percentage of total sales and leases, including cash sales.

---------------------------

     Ford Credit's finance receivables and investments in operating leases were as follows at the dates indicated (in millions):

                                                   December 31,
                                              -----------------------
                                                1995           1994
                                              --------       --------
         Finance receivables
             Retail                            $43,773        $40,567
             Wholesale                          16,507         15,253
             Diversified                         2,737          2,738
             Other                               4,631          4,264
                                               -------        -------
                 Total finance receivables      67,648         62,822

         Loan origination costs, net               220            156
         Unearned income                        (6,155)        (5,371)
         Allowance for credit losses              (669)          (660)
                                               -------        -------
             Finance receivables, net          $61,044        $56,947
                                               =======        =======

         Investments in operating leases       $30,493        $24,853
         Accumulated depreciation               (5,424)        (4,603)
         Allowance for credit losses              (258)          (256)
                                                ------        -------
         Investments in operating
           leases, net                         $24,811        $19,994
                                               =======        =======

     Installments on finance receivables, including interest, past-due 60 days or more and the aggregate receivable balances related to such past-due installments were as follows at the dates indicated (in millions):

                                                        December 31, 1995          December 31, 1994
                                                     -----------------------   -------------------------
                                                     Installments   Balances   Installments     Balances
                                                     -------------  --------   -------------    --------
         Retail                                           $66        $283         $27             183
         Diversified                                       -            -           5               8
         Other                                             10          38           1               7
                                                          ---        ---          ---             ----
             Total                                        $76       $321          $33             $198
                                                          ===       ====          ===            ====


     The following table sets forth information concerning Ford
Credit's credit loss experience with respect to the various categories of financing during the years indicated (dollar amounts in millions):

                                                                         Years Ended or at December 31,
                                                                    ----------------------------------
                                                                    1995           1994           1993
                                                                    ----           ----           ----
         Net losses
           Retail*                                                  $377            $221           $213
           Wholesale                                                   8               1             (4)
           Diversified                                                 5               2             14
           Other                                                       4               5              5
                                                                    ----            ----           ----
             Total                                                  $394            $229           $228
                                                                    ====            ====           ====

         Net losses as a percentage of average receivables
           Retail*                                                  0.57%           0.38%          0.46%
           Total finance receivables*                               0.44            0.30           0.35
         Provision for credit losses                                $438            $247           $270
         Allowance for credit losses                                 927             916            916
         Allowance as a percent of net receivables*                 1.07%           1.18%          1.42%

         *Includes investments in operating leases.

---------------------------

     An analysis of Ford Credit's allowance for credit losses on finance receivables and operating leases is as follows for the years indicated (in millions):

                                                          1995     1994      1993
                                                          ----     ----      ----

           Beginning balance                              $916     $916      $916
             Additions                                     438      247       270
             Deductions
                Losses                                     557      378       392
                Recoveries                                (163)    (149)     (164)
                                                          ----     ----      ----
                  Net losses                               394      229       228
           Other changes, including
             reclassifications and
             amounts related to finance
             receivables sold                               33       18        42
                                                          ----     ----      ----
               Net deductions                              427      247       270
                                                          ----     ----      ----
           Ending balance                                 $927     $916      $916
                                                          ====     ====      ====

     Ford Credit relies heavily on its ability to raise substantial amounts of funds. These funds are obtained primarily by sales of commercial paper and issuance of term debt. Funds also are provided by retained earnings and sales of receivables. The level of funds can be affected by certain transactions with Ford, such as capital contributions and dividend payments, interest supplements and other support from Ford for vehicles financed by Ford Credit under Ford-sponsored special financing or leasing programs, and the timing of payments for the financing of dealers' wholesale inventories and for income taxes. Ford Credit's ability to obtain funds is affected by its debt ratings, which are closely related to the financial condition of and the outlook for Ford, and the nature and availability of support facilities, such as revolving credit agreements and receivables-backed facilities.

     The long-term senior debt of Ford and Ford Credit is rated
"A1" and "A+" and Ford Credit's commercial paper is rated "Prime-1" and "A-1" by Moody's Investors Service, Inc. and Standard & Poor's Ratings Group, respectively.

     Ford and Ford Credit have a profit maintenance agreement which provides for payments by Ford to the extent required to maintain Ford Credit's earnings at specified minimum levels. No payments were required under the agreement during the period 1988 through 1995.

Ford Credit Europe plc
----------------------

     In 1993, most of the European credit operations of Ford, which generally had been organized as subsidiaries of the respective automotive affiliates of Ford throughout Europe, were consolidated into a single company, Ford Credit Europe. Ford Credit Europe, which was originally incorporated in 1963 in England as a private limited company, is now owned by FFSGI and Ford Werke AG. Ford Credit Europe's primary business is to support the sale of Ford vehicles in Europe through the Ford dealer network. A variety of retail, leasing and wholesale finance plans is provided in most countries in which it operates. The business of Ford Credit Europe is substantially dependent upon Ford's automotive operations in Europe. Ford Credit Europe issues commercial paper, certificates of deposit and term debt to fund its credit operations. One of the purposes of the consolidation described above is to facilitate Ford Credit Europe's access to public debt markets. Ford Credit Europe's ability to obtain funds in these markets is affected by its credit ratings, which are closely related to the financial condition of and outlook for Ford.

---------------------------

     Ford Credit Europe's finance receivables and investments in operating leases were as follows at the dates indicated (in millions):

                                                        December 31,
                                                  -----------------------
                                                    1995            1994
                                                  -------         -------
         Finance receivables
           Retail                                 $10,638          $9,356
           Wholesale                               5,616            4,615
              Other                                  246              234
                                                  -------         -------
              Total finance receivables            16,500          14,205

         Loan origination costs, net                  107              85
         Unearned income                           (1,390)         (1,159)
         Allowance for credit losses                 (119)           (162)
                                                  -------         -------
              Finance receivables, net            $15,098         $12,969
                                                  =======         =======


         Investments in operating leases          $ 1,146         $ 1,010
         Accumulated depreciation                    (268)           (231)
         Allowance for credit losses                   (9)             (7)
                                                  -------         -------
         Investments in operating leases, net     $   869         $   772
                                                  =======         =======

     An analysis of Ford Credit Europe's allowance for credit losses in finance receivables and operating leases is as follows for the years indicated (in millions):

                                                   1995       1994       1993
                                                   ----       ----       ----

         Beginning balance                         $169        $90       $123
           Additions                                 43         50         46
           Net losses                               (92)        (5)       (72)
           Other changes*                             8         24         (7)
                                                   ----       ----       ----
         Ending balance                            $128       $169       $ 90
                                                   ====       ====       ====
         ___________________________
         * The reported amounts reflect primarily foreign currency translation adjustments.

Associates First Capital Corporation
------------------------------------

     The Associates conducts its operations primarily through its principal operating subsidiary, Associates Corporation of North America. The Associates' primary business activities are consumer finance and commercial finance. The consumer finance operation invests in home equity, personal lending and sales finance receivables, and credit card receivables primarily through a wholly owned credit card bank, in addition to providing financing in the foregoing areas and in manufactured housing. The commercial finance operation is principally engaged in financing and leasing transportation and industrial equipment, and providing other services, including automobile fleet leasing and management, relocation services and automobile club and roadside assistance services. The Associates has an insurance operation which underwrites credit life, credit accident and health, property, casualty and accidental death and dismemberment insurance, principally for customers of the finance operations. Such insurance activity is conducted by The Associates' licensed insurance agents and is managed as a separate activity. Insurance sales are dependent on the business activities and volumes of the consumer and commercial business. As mentioned above, The Associates has filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock representing up to a 19.8% economic interest in The Associates.

---------------------------

     The Associates' net finance receivables were as follows at the dates indicated (in millions):

                                                              December 31,
                                                      -------------------------
                                                        1995             1994
                                                      -------           -------
          Consumer finance
             Home equity lending                       $13,190           $11,455
             Personal lending and retail sales finance   4,753             4,189
             Credit card                                 4,858             4,035
             Manufactured housing                        2,049             1,681
                                                       -------           -------
              Total consumer finance receivables        24,850            21,360
                                                       -------           -------
          Commercial finance
             Truck and truck trailer                      7,416            6,553
             Equipment                                    3,959            2,970
             Other                                          384              293
                                                        -------          -------
               Total commercial finance receivables      11,759            9,816
                                                        -------          -------

          Net finance receivables                       $36,609          $31,176
                                                        =======          =======

     Credit loss experience, net of recoveries, of The Associates' finance business was as follows for the years indicated (dollar amounts in millions):

                                                 Years Ended or at December 31
                                               -----------------------------------
                                               1995            1994           1993
                                               ----            ----           ----
         NET CREDIT LOSSES
           Consumer finance
             Amount                            $ 547          $ 456          $ 372
             % of average net receivables       2.36%          2.33%          2.19%
             % of receivables liquidated        3.20           3.09           3.41
           Commercial finance
             Amount                            $  21          $   8          $  22
             % of average net receivables        .19%           .09%           .30%
             % of receivables liquidated         .19            .08            .26
           Total net credit losses
             Amount                            $ 568          $ 464          $ 394
             % of average net receivables       1.68%          1.62%          1.61%
             % of receivables liquidated        2.03           1.84           2.03
         ALLOWANCE FOR LOSSES
           Balance at end of period           $1,124          $ 944          $ 809
             % of net receivables               3.07%          3.03%          3.07%

     The following table shows total gross balances contractually delinquent sixty days and more by type of business at the dates indicated (dollar amounts in millions):

                                      Consumer Finance     Commercial Finance                   Total
                                     -------------------   ----------------------     ----------------------
                                     Balances Delinquent   Balances Delinquent        Balances Delinquent
                                      60 Days and More      60 Days and More           60 Days and More
                                     -------------------   ----------------------     ----------------------
                                     Gross       % of         Gross       % of        Gross        % of
                                     Amount   Outstandings    Amount   Outstandings   Amount    Outstandings
                                     ------   ------------    ------   ------------   ------    ------------
         At December 31,
         1995                      $622         2.25%       $85          0.64%       $707         1.73%
         1994                       439         1.82         31          0.28         470         1.34

---------------------------

     An analysis of The Associates' allowance for losses on finance receivables is as follows for the years indicated (in millions):

                                                            1995      1994       1993
                                                            ----      ----       ----
         Beginning balance                                  $944      $809       $699
           Additions                                         743       577        477
           Recoveries                                        116       101         88
           Losses                                           (684)     (565)      (482)
           Other adjustments, primarily
             reserves of acquired businesses                   5        22         27
                                                          ------      ----       ----
         Ending balance                                   $1,124      $944       $809
                                                          ======      ====       ====

USL Capital Corporation
------------------------

     USL Capital, a diversified commercial leasing and financing organization, originally incorporated in 1956, was acquired by Ford in 1987 and was transferred to Ford Holdings in 1989. The primary operations of USL Capital include the leasing, financing, and management of office, manufacturing and other general-purpose business equipment; commercial fleets of automobiles, vans, and trucks; large-balance transportation equipment (principally commercial aircraft, rail, and marine equipment); industrial and energy facilities; and essential-use equipment for state and local
governments.    It  also  provides intermediate-term,
first-mortgage loans on commercial properties and invests in corporate preferred stock and senior and subordinated debt instruments. Certain of these financing transactions are underwritten by Ford Credit. As mentioned above, Ford is considering the sale of all or a part of USL Capital.

     The following table sets forth certain information regarding
USL Capital's earning assets, credit losses, and delinquent accounts at the dates indicated (dollar amounts in millions):

                                                               December 31,
                                                  -----------------------------------
                                                   1995         1994            1993
                                                  ------       ------          ------
Total earning assets
   Investments in finance leases - net             $2,549       $2,435          $2,364
   Investments in operating leases - net              904          712             695
   Investments in leveraged leases - net              438          266             191
   Notes receivable                                 1,040          825             721
   Investments in securities                        1,065          700             563
   Inventory held for sale or lease                   108           87              55
   Investments in associated companies                 17           18              18
                                                   ------       ------          ------
      Total                                        $6,121       $5,043          $4,607
                                                   ======       ======          ======
Allowance for doubtful accounts
   Beginning balance                               $   58       $   55          $   40
   Additions                                            6            8              25
   Deductions                                          (4)          (5)            (10)
                                                   ------       ------          ------
        Ending balance                             $   60       $   58          $   55
                                                   ======       ======          ======

Allowance for doubtful accounts
   as a percent of earning assets                     1.0%         1.2%            1.2%

Total balance over 90 days past due
   at year end                                     $   23       $   37          $   44
Percent of earning assets                             0.4%         0.7%            1.0%

The American Road Insurance Company
-----------------------------------

     American Road was incorporated by Ford in 1959, became a wholly owned subsidiary of Ford Credit in 1966, and was transferred to Ford Holdings in 1989. It is expected that American Road will be transferred back to Ford Credit as part of the reorganization of the Financial Services group. The operations of American Road consist primarily of underwriting floor plan insurance related to substantially all new vehicle inventories of dealers financed at wholesale by Ford Credit in the United States and Canada, credit life and disability insurance in connection with retail vehicle financing, and insurance related to retail contracts sold by automobile dealers to cover vehicle repairs. In late 1995, American Road agreed to sell all of its interest in Ford Life Insurance Company ("Ford Life"), a wholly owned subsidiary of American Road, to SunAmerica Inc. At the time of the sale, Ford

---------------------------
Life's business consisted of offering deferred annuities sold primarily through banks and brokerage firms; the non-annuities portion of the business was transferred to another subsidiary of American Road prior to the sale of Ford Life.

     The following table summarizes the revenues and net income of American Road (in millions):

                                      Premiums        Investment    Annuities and                     Net
                                       Earned           Income      Other Income       Total        Income
                                      --------        ----------    -------------      -----        ------
         1995                           $310             $ 72         $ 215            $597          $ 28
         1994                            376               41           159             576            58*
         1993                            465              141           130             736            79
         1992                            519              175            42             736            63**
         1991                            706              211             2             919           126

         ----------------
         *   Includes an increase of $26 million for nonrecurring
             recovery of income taxes in 1994 from prior years.
         **  Includes an increase of $16 million resulting from the cumulative effect of adopting new accounting rules on
             income taxes.

     The detail of premiums earned by American Road was as follows
(in millions):

                                                      1995    1994     1993    1992     1991
                                                      ----    ----     ----    ----     ----

         Extended service contracts                   $ 92    $148     $211    $217     $318
         Physical damage                               113     119      139     176      227
         Credit life and disability                    105     109      115     126      161
                                                      ----    ----     ----    ----     ----
         Total                                        $310    $376     $465    $519     $706
                                                      ====    ====     ====    ====     ====

The Hertz Corporation
---------------------

     Hertz was incorporated in 1967 and is a successor to corporations which were engaged in the automobile and truck leasing and rental business since 1924. During 1994, Ford entered into various transactions which resulted in Hertz becoming a wholly owned subsidiary of Ford. Hertz, its affiliates and independent licensees are engaged principally in the business of renting automobiles and renting and leasing trucks, without drivers, in the U.S. and in approximately 150 foreign countries. Collectively, they operate what Hertz believes is the largest car rental business in the world and one of the largest one-way truck rental businesses in the U.S. In addition, through its wholly owned subsidiary, Hertz Equipment Rental Corporation, Hertz operates what it believes to be the largest business in the U.S. involving the rental, lease and sale of construction and materials handling equipment. Other activities of Hertz include the sale of its used vehicles; the leasing of automobiles in Australia and New Zealand and in Europe through an affiliate; and providing claim management and telecommunications services in the U.S.

     Revenue earning equipment is used in the rental of vehicles and construction equipment and the leasing of vehicles under closed-end leases where the disposition of the vehicles upon termination of the lease is for the account of Hertz.

---------------------------

     The cost and accumulated depreciation of revenue earning equipment were as follows for the nine months ended December 31, 1994 and the year ended December 31, 1995 (in millions):

                                                                            Revenue Earning Equipment
                                                          ----------------------------------------------------
                                                                           Accumulated
                                                          Cost            Depreciation          Net Book Value
                                                          ----            ------------          --------------

         Balance, March 31, 1994                        $ 4,211              $ 441                $ 3,770
           Additions                                      5,002                554                  4,448
           Retirements and other                         (4,402)              (444)                (3,958)
                                                         ------               ----                 ------
         Balance, December 31, 1994                       4,811                551                  4,260
           Additions                                      7,255                804                  6,451
           Retirements and other                         (7,410)              (869)                (6,541)
                                                         ------               ----                 ------
         Balance, December 31, 1995                     $ 4,656              $ 486                $ 4,170
                                                        =======              =====                =======

Granite Management Corporation
------------------------------

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

     At the time of the sale, Ford retained, through Granite, approximately $1.2 billion of commercial real estate and other assets formerly owned by the Bank. These retained assets generally were of lower quality than those included in the sale and will be liquidated over time as market conditions permit. In addition, for the three-year period ending in November 1996, First Madison has the option of requiring Granite to repurchase up to $500 million of the assets included in the sale that become nonperforming. This repurchase obligation is guaranteed by Ford. Through December 31, 1995, approximately $387 million of such assets had been repurchased by Granite. At December 31, 1995, approximately $875 million of Granite's assets remained unsold.


                         Governmental Standards
                         ----------------------

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

     Mobile Source Emissions Control - United States Requirements.
As amended in November 1990, the Federal Clean Air Act (the "Clean
Air Act" or the "Act") imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States. In addition, the Act requires that emissions equipment for vehicles sold in the U.S. have a minimum "useful life" during which compliance with the applicable standards must be achieved. Passenger cars, for example, must comply for 10 years or 100,000 miles, whichever first occurs. The Act prohibits, among other things, the sale in or importation into the U.S. of any new motor vehicle or engine which is not covered by a certificate of conformity issued by the United States Environmental Protection
Agency (the "EPA").

     The Act also may require production of certain new cars and trucks capable of operating on clean alternative fuels under a

---------------------------

pilot test program to be conducted in California beginning in the 1996 model year. Under this pilot program, each manufacturer will be required to sell its pro rata share of 150,000 alternative fuel vehicles in each of the 1996, 1997 and 1998 model years and its pro rata share of 300,000 alternative fuel vehicles in each model year thereafter. The Act also authorizes certain states to establish programs to encourage the purchase of such vehicles. Since the Act considers California's already adopted reformulated (i.e., cleaner burning) gasoline to be an alternative fuel, most manufacturers will be able to comply with this requirement in California by selling vehicles certified to California standards.

     Motor vehicle emissions standards even more stringent than those presently in effect will become effective as early as the 2004 model year, unless the EPA determines that such standards are not necessary, technologically feasible or cost-effective.

     The Act authorizes California to establish unique emissions control standards that, in the aggregate, are at least as stringent as the federal standards if it secures the requisite waiver of federal preemption from the EPA. The Health and Safety Code of the State of California prohibits, among other things, the sale to an ultimate purchaser who is a resident of or doing business in California of a new motor vehicle or engine which is intended for use or registration in that state which has not been certified by the California Air Resources Board (the "CARB"). The CARB received a waiver from the EPA for a series of passenger car and light truck emissions standards (the "low emission vehicle", or "LEV", standards), effective beginning between the 1994 and 2003 model years, that are significantly more stringent than those prescribed by the Act for the corresponding periods of time. These California standards are intended to promote the development of various classes of low emission vehicles.
California also requires that a specified percentage of each manufacturer's vehicles produced for sale in California, beginning at 2% in 1998 and increasing to 10% in 2003, must be "zero-emission vehicles" ("ZEVs"), which produce no emissions of regulated pollutants. In February 1996, CARB issued a notice for eliminating the ZEV mandate applicable before the 2003 model year. Final action on the proposed rule change is expected at the March 1996 board meeting. If CARB eliminates the mandate, manufacturers have volunteered to provide air quality benefits for California equivalent to a 49 state program (i.e., providing vehicles certified to California LEV emissions standards nationwide beginning with the 2001 model year), to continue research and development of EV technology and to provide specific numbers of advanced technology battery vehicles through demonstration programs in California.

     Electric vehicles are the only presently known type of zero-emission vehicles. However, despite intensive research activities, technologies have not been identified that would allow manufacturers to produce an electric vehicle that either meets customer expectations or is commercially viable. Such vehicles likely will run on lead-acid batteries with a limited range (well under 100 miles per recharge in optimal conditions), have a long recharge time (up to 8 hours), lack substantial infrastructure support (home and public facilities for recharging) and have a significant cost premium over conventional vehicles. The proposed elimination of the ZEV mandate and the manufacturers' voluntary program will better allow market forces to guide the introduction of ZEVs into the market. If the mandate is not changed, compliance may require manufacturers to offer substantial discounts on electric vehicles, selling them well below cost, or increase the price or curtail the sale of nonelectric vehicles.

     The California LEV standards present significant technological challenges to manufacturers and compliance may require costly actions that would have a substantial adverse effect on Ford's sales volume and profits.

     The Act also permits other states which do not meet national ambient air quality standards to adopt new motor vehicle emissions standards identical to those adopted by California, if such states lawfully adopt such standards two years before commencement of the affected model year. Twelve northeastern states and the District of Columbia organized under provisions of the Act into a group known as the Ozone Transport Commission (the "OTC") and petitioned the EPA to require California LEV standards in that region. There are major problems with transferring California standards to the Northeast - many dealers sell vehicles in neighboring states and the range of present ZEVs is greatly diminished (by more than 50 percent) in cold weather. Also, the Northeast states have refused to adopt the California reformulated gasoline requirement - the absence of which makes the task of meeting standards even more difficult. California LEV standards (including the ZEV requirements) already have been adopted in New York and Massachusetts. Connecticut also has adopted such standards, but without the ZEV requirements.

---------------------------

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

     In December 1994, the EPA granted the OTC petition to impose California LEV standards, while at the same time urging states and manufacturers to agree on a national approach which the EPA described as "environmentally superior" to the California standards. The states will have until early 1996 to include in their State Implementation Plans a California LEV program or an acceptable alternative.

     Under the Act, if the EPA determines that a substantial number of any class or category of vehicles, although properly maintained and used, do not conform to applicable emissions standards, a manufacturer may be required to recall and remedy such nonconformity at its expense. Further, if the EPA determines through testing of production vehicles that emission control performance requirements are not met, it can halt shipment of motor vehicles of the configuration tested. California has similar, and in some respects greater, authority to order manufacturers to recall vehicles. Ford may be required to recall vehicles for such purposes from time to time. In addition, as it has from time to time in the past, Ford may voluntarily recall vehicles to fix emissions-related concerns. The costs of related repairs or inspections associated with such recalls can be substantial.

     The Act generally prohibits the introduction of new fuel additives unless a waiver is granted by the EPA. In 1995, the U.S. Court of Appeals for the District of Columbia ordered the EPA to grant such a waiver to Ethyl Corporation for the additive MMT, over the objections of the EPA and U.S. automobile manufacturers, including Ford. Ethyl Corporation can now market MMT for use in unleaded gasoline. Ford and other manufacturers believe that the use of MMT will impair the performance of current emissions systems and onboard diagnostics systems. The introduction of MMT could increase Ford's future warranty costs and necessitate changes in the Company's warranties for emission control devices.

     European Requirements. Council Directive 70/220/EEC (as amended through Council Directive 94/12/EEC) and related European legislation impose limits on the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the European Union. Standards for vehicles homologated before January 1, 1996 are of generally equivalent stringency to 1983 model year U.S. standards for gasoline powered vehicles and to 1987 model year U.S. standards for diesel powered vehicles. All passenger cars homologated from January 1, 1996 and all new passenger cars registered from January 1, 1997 must comply with more stringent standards that are of generally equivalent stringency to 1994 model year U.S. standards. Similarly, new more stringent standards for light duty trucks ("LDTs") have been proposed but not yet finally enacted by the European Union. These would apply to passenger-car derived LDTs from January 1, 1997 for new homologations and October 1, 1997 for new registrations and would apply to other classes of LDTs from January 1, 1998 for new homologations and October 1, 1998 for new registrations. The European Commission is presently preparing proposals for even more stringent emissions standards and for new enforcement procedures for both passenger cars and trucks (the "Stage III Directive"). It is proposed that the Stage III Directive would become effective beginning in 2000 for new vehicle homologations and 2001 for new vehicle registrations.

     Certain European countries are conducting in-use emissions testing to ascertain compliance of motor vehicles with applicable emission standards. These actions could lead to recalls of vehicles; the future costs of related inspection or repairs could be substantial.

---------------------------

     Motor Vehicle Safety - Under the National Traffic and Motor Vehicle Safety Act of 1966, as amended (the "Safety Act"), the National Highway Traffic Safety Administration (the "Safety Administration") is required to establish appropriate federal motor vehicle safety standards that are practicable, meet the need for motor vehicle safety and are stated in objective terms. The Safety Act prohibits the sale in the United States of any new motor vehicle or item of motor vehicle equipment that does not conform to applicable federal motor vehicle safety standards. Compliance with many safety standards is costly because doing so tends to conflict with the need to reduce vehicle weight in order to meet stringent emissions and fuel economy standards. The Safety Administration also is required to make a determination on the basis of its investigation whether motor vehicles or equipment contain defects related to motor vehicle safety or fail to comply with applicable safety standards and, generally, to require the manufacturer to remedy any such condition at its own expense. The same obligation is imposed on a manufacturer which learns that motor vehicles manufactured by it contain a defect which the manufacturer decides in good faith is related to motor vehicle safety. There currently are pending before the Safety Administration a number of major investigations relating to alleged safety defects or alleged noncompliance with applicable safety standards in vehicles built, imported or sold by Ford. The cost of recall programs to remedy safety defects or noncompliance, should any be determined to exist as a result of certain of such investigations, could be substantial.

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

     Motor Vehicle Fuel Economy - Passenger cars and trucks rated at less than 8,500 pounds gross vehicle weight are required by regulations issued by the Safety Administration pursuant to the Motor Vehicle Information and Cost Savings Act (the "Cost Savings Act") to meet separate minimum CAFE standards. Failure to meet the CAFE standard in any model year, after taking into account all available credits, would subject a manufacturer to the imposition of a civil penalty of $5 for each one-tenth of a mile per gallon ("mpg") under the applicable standard multiplied by the number of vehicles in the class (i.e., trucks, domestic cars, or imported cars) produced in that model year. Each such class of vehicle may earn credits either as a result of exceeding the standard in one or more of the preceding three model years ("carryforward credits") or pursuant to a plan, approved by the Safety Administration, under which a manufacturer expects to exceed the standard in one or more of the three succeeding model years ("carryback credits"), but credits earned by a class may not be applied to any other class of vehicles.

     The Cost Savings Act established a passenger car CAFE standard of 27.5 mpg for the 1985 and later model years, which the Safety Administration asserts it has the authority to amend to a level it determines to be the "maximum feasible" level (considering the following factors: technological feasibility, economic practicality, the effect of other federal motor vehicle standards on fuel economy, and the need of the nation to conserve energy). Pursuant to the Cost Savings Act, the Safety Administration has established a 20.7 mpg CAFE standard applicable to light trucks (under 8,500 pounds gross vehicle weight on a combined two-wheel drive/four-wheel drive basis) for model years 1996 and 1997 and has proposed the same for 1998.

     The EPA issued proposed regulations pursuant to the Clean Air
Act that would change the test procedures for measuring motor vehicle emissions and fuel economy. If adopted without adequate adjustments, these regulations may require costly measures to reduce tailpipe emissions and to increase fuel economy.

     Although Ford expects to be able to comply with the foregoing CAFE standards, there are factors that could jeopardize its ability to comply. These factors include the possibility of changes in market conditions, including a shift in demand for larger vehicles and a decline in demand for small and middle-size vehicles; or

---------------------------

conversely, a shortage of reasonably priced gasoline resulting in a decreased demand for more profitable vehicles and a corresponding increase in demand for relatively less profitable vehicles.

    It is anticipated that efforts may be made to raise the CAFE standard because of concerns for carbon dioxide ("CO2") emissions, energy security or other reasons. President Clinton's Climate Change Action Plan ("CCAP") sets a goal to improve new vehicle fuel efficiency in an amount equivalent to at least 2% per year over a 10 to 15 year period, using a combination of regulatory and nonregulatory measures. The Safety Administration is considering significant increases in the truck CAFE standard for the 1999 - 2006 model years that could be as high as 28 mpg by the 2006 model year. If the CCAP goals are partially or fully implemented through increases in the CAFE standard, or if significant increases in car or light truck CAFE standards for subsequent model years otherwise are imposed, Ford would find it necessary to take various costly actions that would have substantial adverse effects on its sales volume and profits. For example, Ford could find it necessary to curtail or eliminate production of larger family-size and luxury passenger cars and full-size light trucks, restrict offerings of engines and popular options, and continue or increase market support programs for its most fuel-efficient passenger cars and light trucks.

     International concerns over global warming due to the emission of "greenhouse gasses" have given rise to strong pressures to increase fuel economy of motor vehicles as a means of limiting their emission of CO2. For example, the United Nations Climate Change Convention held in Brazil in 1992 (the "U.N. Climate Change Convention") sought to stabilize greenhouse gas emissions at 1990 levels by the year 2000. A subsequent meeting of the parties to the U.N. Climate Change Convention in Berlin in March 1995 resulted in an agreement to establish goals by 1997 for reductions in greenhouse gas emissions after the year 2000.

     In December 1994, the European Union Council of Environmental Ministers directed the European Commission to develop proposals for reducing CO2 emissions from passenger cars to 120 grams per kilometer by 2005 (which equates to 5 liters consumed per 100 kilometers for gasoline engines and 4.5 liters consumed per 100 kilometers for diesel engines). Similar proposals have been made within the European Parliament. In December 1995, the European Commission issued a communication to the Council and the Parliament proposing a package of potential measures for reducing CO2 emissions from passenger cars. These include fiscal measures (taxes and incentives), fuel economy labeling, increased research and development efforts, and a negotiated agreement with industry for reduction in CO2 emissions from new cars of 25% from 1990 levels by 2005. The proposed agreement may also include incremental targets and monitoring provisions for the years before 2005. Some of these proposals, if adopted, could require costly actions that could have substantial adverse effects on Ford's sales volumes and profits in Europe.

     On March 23, 1995, the German Automobile Manufacturers Association (of which Ford Werke A.G. is a member) undertook an industry-wide voluntary agreement with the German government to reduce the average fuel consumption of new cars sold in Germany by 25% from 1990 levels by 2005, to review before the year 2000 the need for and feasibility of further reductions in average fuel consumption, to make regular reports on fuel consumption, and to increase industry research and development efforts. At the same time, the German government undertook to improve traffic management systems, eliminate infrastructure bottlenecks, integrate transport modes, promote alternative fuels and improved drive systems, and introduce an emission-based road tax system.

     On January 26, 1996, French vehicle manufacturers made a voluntary pledge to reduce the average fuel consumption of new vehicles to a sales-weighted average of 150 grams of CO2 per kilometer by 2005, to offer at least one vehicle that emits less than 120 grams of CO2 per kilometer by 2005, to propose an objective by 2000 for further reducing CO2 emissions by 2010, and to promote alternative fuel technologies that result in reduced CO2 emissions. This pledge assumes a 50/50 mix of gasoline and diesel engined vehicles, no change in the mix of vehicles by weight and engine size class, no new regulatory requirement beyond those forecast in 1995 for the year 2000, and that oil companies and tire

---------------------------

producers will contribute to reduction in vehicle fuel consumption. The pledge of the French vehicle manufacturers may create pressure for similar pledges from automobile importers (such as Ford France S.A.).

     Other initiatives for reducing CO2 emissions from motor vehicles may be proposed by other European countries. Taken together such proposals could have substantial adverse effects on Ford's sales volumes and profits in Europe.

     Japan has adopted automobile fuel consumption goals that manufacturers must attempt to achieve by the 2000 model year. The consumption levels apply only to gasoline-powered vehicles, vary by vehicle weight, and range from 5.8 km/I to 19.2 km/l. To achieve these target fuel consumption levels for the vehicles Ford exports to Japan may require costly actions that could have substantial adverse effects on Ford's sales volume and profits in Japan.

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

     Stationary Source Air Pollution Control - Pursuant to the Clean Air Act the states are required to amend their implementation plans to require more stringent limitations on the quantity of pollutants which may be emitted into the atmosphere, and other controls, to achieve national ambient air quality standards established by the EPA. In addition, the Act requires reduced emissions of substances that are classified as hazardous or that contribute to acid deposition, imposes comprehensive permit requirements for manufacturing facilities in addition to those required by various states, and expands federal authority to impose severe penalties and criminal sanctions. The Act requires the EPA and the states to adopt regulations, and allows states to adopt standards more stringent than those required by the Act. The costs to comply with these provisions of the Act cannot presently be quantified but could be substantial. In addition, the enormous complexity and time-consuming nature of the comprehensive federal-state permit program provided for by the Act may reduce operational flexibility and may delay or prevent future competitive upgrading of Ford's production facilities in the United States.

     Water Pollution Control - Pursuant to the Federal Clean Water Act (the "Clean Water Act"), Ford has been issued National Pollutant Discharge Elimination System permits which establish
certain   pollution control standards for its manufacturing
facilities that discharge wastewater into public waters. Ford, among many other companies, also is required to comply with certain standards and obtain permits relating to discharges into municipal sewerage systems. The EPA also requires management standards and, in some cases, permits for the discharge of storm water. The standards under the Clean Water Act are established by the EPA and by the state where a facility is located. Many states have requirements that go beyond those established under the Clean Water Act. These various requirements may necessitate the addition of costly control equipment.

     The EPA recently adopted regulations, pursuant to the Great Lakes Critical Programs Act of 1990, that require more restrictive standards for discharges into waters that impact the Great Lakes. These regulations may require the addition of costly control equipment.

     Hazardous Waste Control - Pursuant to the Federal Resource Conservation and Recovery Act ("RCRA"), the EPA has issued regulations establishing certain procedures and standards for persons who generate, transport, treat, store, or dispose of hazardous wastes. These regulations also require permits for treatment, storage, and disposal facilities and corrective action for prior releases at sites where permits are issued. The EPA has delegated permit authority to states with programs equivalent to

---------------------------

RCRA, and states may adopt even more extensive requirements. The Federal Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (the "Superfund Act"), requires disclosure of certain releases from Ford facilities into the environment, creates potential liability for remediation costs at sites where Ford waste was disposed and for damage to natural resources resulting from a release, and provides for citizens' suits for failure to comply with final requirements of orders or regulations. A number of states have enacted separate state laws of this type. In addition, under the Federal Toxic Substances Control Act ("TSCA"), the EPA evaluates environmental and health effects of existing chemicals and new substances. Pursuant to TSCA, the EPA has banned production of polychlorinated biphenyls and regulates their use in transformers, capacitors and other equipment that may be located at Ford's facilities.

     European Stationary Source Environmental Control - The European Union by directives and regulations, and individual member countries by legislation and regulations, impose requirements on waste and hazardous wastes, incineration, packaging, landfill, soil pollution, integrated pollution control, air emissions standards, import/export and use of dangerous substances, air and water quality standards, noise, environmental management systems, energy efficiency, emissions reporting, and planning and permitting. Additional or more stringent requirements (including tax measures and civil liability schemes for cleaning polluted sites) are likely to be adopted in the future. The cost of complying with these standards could be substantial.

     Climate Change Convention - In response to the requirements of the U.N. Climate Change Convention, national governments are examining ways to reduce potential global warming risks. These actions may restrict the use of certain chemicals that are used as refrigerants (in vehicles and buildings), such as R-134a, and cleaning solvents.

     Worldwide Regulatory Compatibility - Ford's efforts to develop new markets and increase imports are impeded by incompatible automotive safety, environmental and other product regulatory standards. At present, differing standards either restrict the vehicles Ford can export to serve new markets or increase the cost and complexity to do so. Also, vehicle safety is a priority with customers in North America, Europe and key Asia-Pacific markets and better global understanding of real-world accidents and injuries is a competitive necessity.

     The "traditional" and developed automotive markets have developed their own bodies of regulation. Two sets of European vehicle regulations overlay those of individual European countries:
1) European Union directives and regulations, which member countries are obliged to implement; and 2) United Nations Economic Commission for Europe (ECE) regulations, which member countries have the option to implement. Although European Union directives and regulations and ECE regulations generally are aligned (the European Union directives cover about half of the 99 ECE regulations), some variations exist in the manner in which they are interpreted and enforced by each member country. The United States and Canada use a substantially different regulatory system, and Japan and Australia use a hybrid of the ECE system.

     The ECE regulations are generally recognized outside the above markets. Countries in the process of defining motor vehicle regulations, such as China, India, Malaysia and Russia, are adopting ECE (versus U.S.) regulations. As a result, U.S.-built vehicles have to be modified for these markets.

     The U.S. and Europe have so far shown limited willingness to accept each other's regulations, and negotiations for acceptance of U.S. regulations as being functionally equivalent to the ECE standards in emerging markets have had limited success.

     Pollution Control Costs - During the period 1996 through 2000, Ford expects that approximately $700 million will be spent on its North American and European facilities to comply with air and water pollution and hazardous waste control standards which now are in effect or are scheduled to come into effect. Of this total, Ford estimates that approximately $200 million will be spent in 1996 and $150 million will be spent in 1997.

---------------------------

                          Employment Data
                          ---------------

     In 1995, Ford's worldwide average employment increased to 346,990 from 337,728 in 1994. The increase in average employment for 1995 resulted primarily from the full-year (versus partial-year) inclusion of Hertz as a consolidated subsidiary. Worldwide payrolls were $16.6 billion in 1995, an increase of $719 million from 1994.

     Average employment by geographic area in 1995 compared with 1994 levels was as follows:

                                                      1995                  1994
                                                      ----                  ----
              United States                          185,960               180,460
              Canada                                  17,602                16,840
              Europe                                 105,019               102,887
              Latin America                           24,955                24,406
              Asia Pacific                            13,454                13,135
                                                     -------               -------
                   Total                             346,990               337,728
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

     Collective bargaining agreements between Ford and the UAW and between Ford of Canada and the Canadian Automobile Workers were entered into in 1993 and are scheduled to expire in September 1996.
It is not known whether Ford will be able to reach new agreements without a work stoppage. If there should be a protracted work stoppage, Ford's profits could be substantially adversely affected.

Item 1. Business (Continued)
---------------------------


                   Research and Development
                   ------------------------

     Ford and certain of its subsidiaries have staffs of professional employees whose activities are directed primarily to the improvement of the performance (including fuel efficiency), safety and comfort of the products of those companies and to the development of new products, and also have staffs of scientists engaged in basic research. Extensive engineering, research and design facilities are maintained for these purposes. Principal among them are the engineering, research and design centers of Ford at Dearborn, Michigan; of Ford Motor Company, Limited at Dunton,
England; and of Ford Werke AG. at Merkenich, Germany.

     In 1995, 1994 and 1993, $6.5 billion, $5.8 billion and $5.6 billion, respectively, were charged to income of Ford and its consolidated subsidiaries for Ford-sponsored research and development activities relating to the development of new products and services and the improvement of existing products and services.
In addition, $18 million, $38 million and $55 million were charged to income in 1995, 1994 and 1993, respectively, for customer-sponsored research and development activities.


Item 2.  Properties
-------------------

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

Item 3. Legal Proceedings
-------------------------

     Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company and its subsidiaries, including those arising out of alleged defects in the Company's products;
governmental regulations relating to safety, emissions and fuel economy; financial services; employment-related matters;
intellectual property rights; product warranties; and environmental matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions or other relief which, if granted, would require very large expenditures. See Item
1, "Business-Governmental Standards". Included among the foregoing matters are the following:

     Product Liability Matters - Ford is a defendant in various actions for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years. The damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $782 million at December 31, 1995.

     Ford is a defendant in various actions involving the alleged propensity of Bronco II utility vehicles to roll over. The damages specified in these actions, including both actual and punitive damages, aggregated approximately $1 billion at December 31, 1995.

     In most of the actions described in the foregoing paragraphs no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum. It has been Ford's experience that in cases that allege a specific amount of damages in excess of the jurisdictional minimum, such amounts, on average, bear little relation to the actual amounts of damages paid by Ford in such cases, which generally are, on average, substantially less than the amounts originally claimed. In addition to the pending actions, accidents have occurred and claims have arisen which also may result in lawsuits in which such a defect may be alleged.

     Ford is a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and
other products containing asbestos.   Damages specified by
plaintiffs in complaints in these actions, including both actual and punitive damages, aggregated approximately $977 million at
December 31, 1995.  (In some of these actions no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum.)  As distinguished from most lawsuits against Ford, in most of these asbestos-related cases, Ford is but one of many defendants, and many of these co-defendants have substantial resources.

     Environmental Matters - Ford has received two notices from a government environmental enforcement agency concerning matters which potentially involve monetary sanctions exceeding $100,000.
The agency believes that Ford facilities may have violated regulations relating to the management of certain materials or relating to certain emissions from facility operations.

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

Item 3. Legal Proceedings
-------------------------

the nature and scope of investigations, studies and remediation to be undertaken (including the technologies to be required and the extent, duration and success of remediation). As a result, Ford is unable to determine or reasonably estimate the amount of costs or other damages for which it is potentially responsible in connection with these sites, although it could be substantial.

     Other Matters - A number of claims have been made or may be asserted in the future against Ford alleging infringement of patents held by others. Ford believes that it has valid defenses with respect to the claims that have been asserted. If some of such claims should lead to litigation, however, and if the claimant were to prevail, Ford could be required to pay substantial damages.

     In 1992, Ford was sued in federal court in Nevada by an individual patent owner (Lemelson) seeking damages and an injunction for alleged infringement of four U.S. patents characterized by Lemelson as covering machine vision inspection technologies, including bar code reading. Ford filed a declaratory judgment action in the same court to have these four patents as well as others of Lemelson's patents directed to machine vision and laser uses declared invalid, unenforceable and not infringed.
Lemelson filed a counterclaim, alleging infringement of the patents added by Ford and several additional patents. If Lemelson were to prevail, Ford could be required to pay substantial damages of an as yet indeterminate amount and could become subject to an injunction preventing future use of any process or product found to be covered by a valid patent. In June of 1995, the magistrate judge handling this case recommended to the district court judge that he grant
Ford's motion for summary judgment and hold that Lemelson's patents pertaining to machine vision inspection technology are unenforceable. The magistrate judge found that Lemelson engaged in "undue delay" by taking 35 years to prosecute the numerous patent applications for these patents and that he claimed the work of others as he saw the technologies develop. In late July, after a period of time for the filing of objections to the recommendation and replies to those objections, the case was submitted to the district judge for review. Ford believes there is a high probability that the district judge will adopt the magistrate judge's recommendation and issue an order granting Ford's motion.

     Currently, there are three purported class action lawsuits pending against the Company that allege defects in the paint processes used with respect to certain vehicles manufactured by Ford. Two lawsuits, Arnold and Landry, which are nationwide in scope, have been consolidated for pretrial proceedings in the U.S.
District Court for the Eastern District of Louisiana. The other lawsuit, Sheldon, is pending in Texas state court is limited to Texas purchasers of the subject vehicles. Ford is attempting to consolidate Sheldon with the Arnold and Landry lawsuits. Three other nationwide lawsuits were dismissed pursuant to plaintiffs' motion, since such lawsuits were duplicative of Arnold and Landry.
In each pending lawsuit, the plaintiffs seek unspecified compensatory damages, as well as punitive damages, attorneys' fees and costs. The lawsuits appear to focus on vehicles painted with a high-build electrocoat primer. The vehicles in this class are:
1985 through 1991 F-Series/Broncos, 1984 through 1989 Mustangs,
1985 through 1991 Rangers, and 1985 Bronco II's.  E.I. DuPont De
Nemours and Company, PPG Industries, Inc. and BASF Corporation have been added as defendants in the Landry action. If the plaintiffs were to prevail in these lawsuits, Ford could be required to pay substantial damages.

     Nine purported class action lawsuits seeking economic damages
(including damages for diminution in value and rescission of purchase agreements) have been brought on behalf of all Bronco II owners in the United States and are currently pending against Ford.
Each lawsuit expressly excludes personal injury claimants, whose claims are discussed above. Several of the lawsuits seek recovery of unspecified punitive damages. In addition, several of the lawsuits seek an order requiring the Company to recall and retrofit these vehicles. On Ford's motion, the federal Judicial Panel on Multidistrict Litigation consolidated seven of these cases for pretrial purposes before a federal judge in Louisiana. The other two cases remain pending in state courts in Alabama and Texas. A tentative settlement was reached in these matters in 1994, but was rejected by the federal multidistrict judge. The federal plaintiffs subsequently moved for certification of a nationwide class of Bronco II owners; Ford has vigorously opposed the motion.
The plaintiffs' motion is currently pending before the federal multidistrict judge.

Item 3. Legal Proceedings
-------------------------

In early 1996, Ford was served with seven purported nationwide class action lawsuits covering purchasers of numerous Ford vehicle lines, ranging in model years from 1983 to 1993. Plaintiffs allege the ignition switch equipped on these vehicles has a design defect that can cause the switch to short circuit, resulting in smoke and fire damage to the vehicle. In 1995, Ford voluntarily recalled
248,000 vehicles in Canada equipped with the allegedly defective ignition switch. In the U.S., however, no recall campaign has been instituted to date, in part because the overall incident rate is significantly lower in the U.S. than in Canada. Plaintiffs are seeking unspecified compensatory damages, punitive damages, attorneys' fees and costs, as well as injunctive relief requiring, among other things, that Ford replace the allegedly defective ignition switch in all affected vehicles. If the plaintiffs in the purported class actions were to prevail, Ford could be required to pay substantial damages. Ford will attempt to consolidate all seven lawsuits in one federal jurisdiction and vigorously oppose class certification.

     In addition to the foregoing purported class action lawsuits, the Safety Administration and Transport Canada are investigating ignition switch fires in certain of the vehicles included in the lawsuit. If the Safety Administration and Transport Canada order
Ford to recall all or a substantial portion of the affected vehicles and retrofit them with a redesigned ignition switch, the aggregate cost would be substantial.

     The Federal Trade Commission and the Department of Justice are continuing their investigation, commenced in 1995, of the retail vehicle financing credit practices of Ford Credit for compliance with the Equal Credit Opportunity Act and Regulation B.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      Not required.



Item 4A. Executive Officers of the Registrant
---------------------------------------------

     The executive officers of the Registrant and their respective positions and ages at March 25, 1996 are shown in the table below:

                                                                     Present Position
                                                                   with the Registrant
     Name                             Position                           Held Since                   Age
     ----                             --------                           ----------                   ---
Alex Trotman                    Chairman of the Board                   November 1993                  62
  (1)(2)                          of Directors, President
                                  and Chief Executive Officer
                                Director

W. Wayne Booker                 Executive Vice President                October 1992                   61

Edward E. Hagenlocker           Executive Vice President                May 1994                       56
                                  (President, Ford Automotive
                                  Operations)

Peter J. Pestillo               Executive Vice President -              January 1993                   58
                                  Corporate Relations

Kenneth Whipple                 Executive Vice President                March 1988                     61
                                  (President, Ford
                                  Financial Services Group)

John M. Devine                  Group Vice President and                October 1994                   51
                                  Chief Financial Officer

Jacques A. Nasser               Group Vice President -                  May 1994                       48
                                  Product Development

William E. Odom                 Group Vice President, Ford;             December 1993                  60
                                  and Chairman of the Board
                                  of Directors and Chief
                                  Executive Officer, Ford
                                  Motor Credit Company

Robert L. Rewey                 Group Vice President -                  December 1993                  57
                                  Marketing and Sales

Robert H. Transou               Group Vice President -                  May 1994                       56
                                  Manufacturing

--------------------------------------------------------

                                                                     Present Position
                                                                   with the Registrant
     Name                             Position                           Held Since                   Age
     ----                             --------                           ----------                   ---
Albert Caspers                  Vice President, Ford; and               May 1994                       63
                                  Chairman of the Board of
                                  Directors, Ford of Europe
                                  Incorporated

Kenneth R. Dabrowski            Vice President -                        May 1994                        52
                                  Vehicle Center 5

James D. Donaldson              Vice President -                        May 1994                        53
                                  Vehicle Center 2

James E. Englehart              Vice President -                        May 1994                        59
                                  Vehicle Center 4

Edsel B. Ford II                Vice President and Director,            December 1993                   47
  (2)                             Ford; and President and Chief
                                  Operating Officer, Ford
                                  Motor Credit Company

Ronald E. Goldsberry            Vice President-General                  February 1994                   53
                                  Manager, Ford Customer
                                  Service Division

Elliott S. Hall                 Vice President-Washington               July 1987                       57
                                  Affairs

John T. Huston                   Vice President-Powertrain              May 1994                        53
                                   Operations

Kenneth K. Kohrs                Vice President -                        May 1994                        57
                                    Vehicle Center 3

Vaughn A. Koshkarian            Vice President (President,              August 1995                     54
                                   Ford Motor (China) Ltd.)

Robert O. Kramer                Vice President -                        October 1995                   57
                                   Human Resources

Malcolm S. Macdonald            Treasurer                               January 1995                   56

--------------------------------------------------------

                                                                      Present Position
                                                                    with the Registrant
     Name                             Position                           Held Since                   Age
     ----                             --------                           ----------                   ---
Frank E. Macher                 Vice President-General                  May 1994                       55
                                  Manager, Automotive
                                  Components Division

Keith C. Magee                  Vice President-General                  February 1994                  49
                                  Manager, Lincoln-Mercury
                                  Division

John W. Martin, Jr.             Vice President-General                  April 1989                     59
                                  Counsel

Carlos E. Mazzorin              Vice President-Purchasing               May 1994                       54

David N. McCammon               Vice President-Finance                  October 1987                   61

W. Dale McKeehan                Vice President-Vehicle                  May 1994                       58
                                  Operations

John P. McTague                 Vice President-Technical                March 1990                     57
                                  Affairs

Richard Parry-Jones             Vice President -                        May 1994                       44
                                  Vehicle Center 1

Helen O. Petrauskas             Vice President-Environmental            March 1983                     51
                                  and Safety Engineering

William F. Powers               Vice President - Research               February 1996                  55

Neil W. Ressler                 Vice President- Advanced                May 1994                       56
                                  Vehicle Technology

John M. Rintamaki               Secretary                               July 1993                      54

Ross H. Roberts                 Vice President-General                  May 1991                       58
                                  Manager, Ford Division

Dennis E. Ross                  Chief Tax Officer                       April 1995                     45

David W. Scott                  Vice President-Public Affairs           July 1986                      55


                                        -29-

--------------------------------------------------------

                                                                      Present Position
                                                                   with the Registrant
     Name                             Position                           Held Since                   Age
     ----                             --------                           ----------                   ---
Charles W. Szuluk               Vice President-Process                  May 1994                       53
                                  Leadership

John J. Telnack                 Vice President-Design                   August 1993                    58

Thomas J. Wagner                Vice President-Customer                 February 1994                  57
                                  Communication and
                                  Satisfaction

Dennis F. Wilkie                Vice President-Business                 December 1994                  53
                                  Development Office

__________________
(1) Also Chairman of the Organization Review and Nominating
    Committee of the Board of Directors.
(2) Also a member of the Finance Committee of the Board of Directors.

     Some of the officers listed above also are members of one or more additional committees of the Registrant that are not committees of the Board of Directors.

     All of the above officers, other than Mr. Ross, have been employed by the Registrant or its subsidiaries in one or more capacities during the past five years. Before joining Ford, Mr. Ross had been a partner in the New York law firm of Davis, Polk & Wardwell since 1989.

     Under the By-Laws of the Registrant the executive officers are elected by the Board of Directors at the Annual Meeting of the Board of Directors held for this purpose, each to hold office until his or her successor shall have been chosen and shall have qualified or as otherwise provided in the By-Laws.

Item 5. Market for the Registrant's Common Stock and Related
Stockholder Matters
------------------------------------------------------------

                               PART II



     The Common Stock of Ford presently is listed on the New York and Pacific Coast Stock Exchanges in the United States and on certain stock exchanges in Belgium, France, Germany, Switzerland and the United Kingdom. Ford is considering, however, the withdrawal of its Common Stock from listing and registration on certain of these foreign stock exchanges.

     The high and low sales prices for Ford Common Stock and the dividends paid per share of Common and Class B Stock for each full quarterly period in the years indicated were as follows (in each case, adjusted to reflect a 2-for-1 stock split in the form of a 100% stock dividend on Ford's Common and Class B Stock effective June 6, 1994):

                                                     1995                                        1994
                             ---------------------------------------    --------------------------------------
                              First      Second    Third     Fourth     First      Second    Third     Fourth
                              Quarter    Quarter   Quarter   Quarter    Quarter    Quarter   Quarter   Quarter
                              -------    -------   -------   -------    -------    -------   -------   -------
Common Stock price per share*
      High                    $29 1/8    $31 1/8   $32 7/8   $32 3/8    $35        $31 1/8   $32 3/4   $30
      Low                      24 3/4     25 3/4    28        27 3/4     28 1/2     26 3/4    26 1/8    25 5/8
Dividends per share of
  Common and Class B Stock    $0.26      $0.31     $0.31     $0.35      $0.20      $0.225    $0.225    $0.26

___________________________
*  Prices reflect New York Stock Exchange Composite Transactions.

     As of February 1, 1996, stockholders of record of Ford included 280,738 holders of Common Stock and 110 holders of Class B Stock.

Item 6.  Selected Financial Data
---------------------------------

     The following tables set forth selected financial data and other data concerning Ford for each of the last ten years (dollar amounts in millions except per share amounts):

SUMMARY OF OPERATIONS               1995      1994      1993      1992      1991      1990      1989      1988      1987      1986
                                    ----      ----      ----      ----      ----      ----      ----      ----      ----      ----
Automotive
Sales                           $110,496  $107,137   $91,568   $84,407    $72,051   $81,844   $82,879   $82,193   $71,797   $62,868
Operating income/(loss)            3,281     5,826     1,432    (1,775)    (3,769)      316     4,252     6,612     6,256     4,142
Income/(loss) before income
  taxes and cumulative effects
  of changes in accounting
  principles`                      3,166     5,997     1,291    (1,952)    (4,052)      275     5,156     7,312     6,499     4,299
Income/(loss) before cumulative
  effects of changes in
  accounting principles a/         2,056     3,913     1,008    (1,534)    (3,186)       99     3,175     4,609     3,767     2,512
                                   -----     -----     -----    ------    -------   -------   -------   -------   -------   -------
Net income/(loss)                  2,056     3,913     1,008    (8,628)    (3,186)       99     3,175     4,609     3,767     2,512
                                   -----     -----     -----    ------    -------   -------   -------   -------   -------   -------

Financial Services
Revenues                         $26,641   $21,302   $16,953   $15,725    $16,235   $15,806   $13,267   $10,253   $ 8,096   $ 6,826
Income before income taxes and
cumulative effects of changes in
accounting principles              3,539     2,792     2,712     1,825      1,465     1,220       874     1,031     1,386     1,321
Income before cumulative effects
  of changes in accounting
  principles b/                    2,083     1,395     1,521     1,032        928       761       660       691       858       773
                                 -------   -------   -------   -------    -------   -------   -------    ------   -------   -------
Net income                         2,083     1,395     1,521     1,243        928       761       660       691       858       773
                                 -------   -------   -------   -------    -------   -------   -------    ------   -------   -------

Total Company
Income/(loss) before income
  taxes and cumulative effects
  of changes in accounting
  principles                    $ 6,705    $ 8,789   $ 4,003    $ (127)   $(2,587)  $ 1,495   $ 6,030   $ 8,343   $ 7,885    $ 5,620
Provision/(credit) for income
  taxes                           2,379      3,329     1,350       295       (395)      530     2,113     2,999     3,226      2,323
Minority interests in net
  income of subsidiaries            187        152       124        80         66       105        82        44        34         12
                                -------     ------    ------    ------     ------   -------   -------   -------   -------    -------
Income/(loss) before cumulative
  effects of changes in
  accounting principles a/, b/    4,139      5,308     2,529       (502)   (2,258)      860     3,835     5,300     4,625      3,285
Cumulative effects of changes
  in accounting principles          _          _         _       (6,883)      _         _        _         _         _           _
                                -------    -------   -------    -------   -------   -------   -------   -------   -------    -------
Net income/(loss)               $ 4,139    $ 5,308   $ 2,529    $(7,385)  $(2,258)  $   860   $ 3,835   $ 5,300   $ 4,625    $ 3,285
                                =======    =======   =======    =======   =======   =======   =======   =======   =======    =======
Total Company Data Per Share of
  Common and Class B Stock c/
Income/(loss) before cumulative
  effects of changes in
  accounting principles          $3.58      $4.97      $2.27      (0.73)  $ (2.40)  $  0.93   $  4.11   $  5.48   $  4.53    $  3.08
Income/(loss)
 Assuming no dilution             3.58       4.97       2.27      (7.81)    (2.40)     0.93      4.11      5.48      4.53       3.08
 Assuming full dilution           3.33       4.44       2.10      (7.81)    (2.40)     0.92      4.06      5.40      4.46       3.03
Cash dividends                    1.23       0.91       0.80       0.80      0.98      1.50      1.50      1.15      0.79       0.56
Common stock price range (NYSE)
  High                          32 7/8     35        33 1/16    24 7/16     18 7/8  24 9/16   28 5/16    27 1/2   28 5/32     15 7/8
  Low                           24 3/4     25 5/8    21 1/2     13  7/8    11 11/16  12 1/2  20 11/16   19 1/32   14 7/32      9
Average number of shares of
  Common and Class B stock
  outstanding (in millions)      1,071      1,010        986        972         952      926      934       968     1,022      1,066
____________
a/ 1989 includes an after-tax loss of $424 million from the sale of Rouge
   Steel Company.
b/ 1994 includes an after-tax loss of $440 million from the sale of Granite
   Savings Bank (formerly First Nationwide Bank).
c/ Share data have been adjusted to reflect stock dividends and stock splits.





Item 6.  Selected Financial Data (Continued)
-------------------------------------------
SUMMARY OF OPERATIONS
(CONTINUED)               1995       1994       1993       1992       1991       1990       1989       1988       1987       1986
                          ----       ----       ----       ----       ----       ----       ----       ----       ----       ----
Total Company Balance
 Sheet Data at Year-End
Assets
 Automotive            $ 72,772   $ 68,639   $ 61,737   $ 57,170    $ 52,397  $ 50,824   $ 45,819    $ 43,128   $ 39,734   $ 34,021
 Financial Services     170,511    150,983    137,201    123,375     122,032   122,839    115,074     100,239     76,260     59,211
                       --------   --------   --------   --------    --------  --------   --------    --------   --------   --------
   Total  assets       $243,283   $219,622   $198,938   $180,545    $174,429  $173,663   $160,893    $143,367   $115,994   $ 93,232
Long-term debt
 Automotive            $  5,475   $  7,103   $  7,084   $  7,068    $  6,539  $  4,553   $  1,137    $  1,336   $  2,058   $  2,467
  Financial Services     68,259     58,104     47,900     42,369      43,680    40,779     37,784      30,777     26,009     19,128
Stockholders' equity d/  24,547     21,659     15,574     14,753      22,690    23,238     22,728      21,529     18,493     14,860

Total Company Facility
 and Tooling Data
Capital expenditures for
 facilities (excluding
  special tools)       $  5,455   $  5,236   $  4,339    $  3,613   $  3,611  $  4,702   $  4,412    $  3,148   $  2,415   $  2,179
Depreciation              8,954      7,207      5,456       4,658      3,956     3,185      2,720       2,458      2,107      1,859
Expenditures for
  special tools           3,542      3,310      2,475       2,177      2,236     2,556      2,354       1,634      1,343      1,285
Amortization of
  special tools           2,765      2,129      2,012       2,097      1,822     1,695      1,509       1,335      1,353      1,293

Total Company Employee
 Data - Worldwide
Payroll                $ 16,572   $ 15,853   $ 13,750    $ 13,754   $ 12,850  $ 14,014   $ 13,327    $ 13,010   $ 11,670   $ 11,290
Total labor costs        23,661     22,985     20,065      19,850     17,998    18,962     18,152      18,108     16,567     15,610
Average number of
  employees             346,990    337,728    321,925     325,333    331,977   369,547    366,641     358,939    350,320    382,274

Total Company Employee
 Data - U.S. Operations
Payroll                $ 10,482   $ 10,371   $  8,888    $  8,015   $  7,389  $  8,309    $  8,650    $ 8,473    $ 7,762    $ 7,704
Average number of
  employees             185,960    180,460    166,593     158,377    156,079   180,104     188,286    185,540    180,838    181,476
Average hourly labor
  costs e/
 Earnings              $  21.79   $ 21.81    $  20.94    $  19.92   $  19.10  $  18.44    $  17.77    $ 17.39    $ 16.50    $ 16.12
   Benefits               18.66     19.13       18.12       19.24      17.97     14.12       13.21      13.07      12.38      11.01
                       --------   -------    --------    --------   --------  --------    --------    --------   -------    -------
 Total hourly labor
  costs                $  40.45   $ 40.94    $  39.06    $  39.16   $  37.07  $  32.56    $  30.98    $ 30.46    $ 28.88    $ 27.13
                       ========   =======    ========    ========   ========  ========    ========    ========   =======    =======

_________________

d/ The cumulative effects of changes in accounting principles reduced equity by $6,883 million in 1992.
e/  Per hour worked (in dollars).  Excludes data for subsidiary companies.


                                                                         -33-

Item 6.  Selected Financial Data (Continued)
-------------------------------------------
SUMMARY OF VEHICLE UNIT SALES f/
(in thousands)                1995      1994      1993      1992      1991       1990       1989       1988       1987       1986
                              ----      ----      ----      ----      ----       ----       ----       ----       ----       ----
North America
 United States
   Cars                      1,767     2,036     1,925     1,820     1,588      1,870      2,201      2,364      2,176      2,105
   Trucks                    2,226     2,182     1,859     1,510     1,253      1,416      1,517      1,537      1,480      1,406
                             -----     -----     -----     -----     -----      -----      -----      -----      -----      -----
    Total United States      3,993     4,218     3,784     3,330     2,841      3,286      3,718      3,901      3,656      3,511

 Canada                        254       281       256       237       259        257       326        349        349        321
  Mexico                        32        92        91       126       112         89        87         63         35         44
                             -----     -----     -----     -----     -----      -----     -----      -----      -----      -----
    Total North America      4,279     4,591     4,131     3,693     3,212      3,632     4,131      4,313      4,040      3,876

Europe
 Britain                       496       520       464       420       471        607        739        753        628        596
 Germany                       409       386       340       407       501        361        326        332        328        320
 France                        165       180       150       194       190        185        192        168        162        151
 Italy                         193       179       172       266       301        219        153         98         93         85
 Spain                         160       163       117       165       128        155        173        158        159        112
 Other countries               286       281       250       270       296        289        296        290        285        300
                             -----     -----     -----     -----     -----      -----      -----      -----      -----      -----
   Total Europe              1,709     1,709     1,493     1,722     1,887      1,816      1,879      1,799      1,655      1,564

Other international
 Brazil                        201       164       151       117       137        137        157        154        129        177
 Australia                     139       125       120       105       104        134        154        132        128        139
 Taiwan                        106        97       122       119       107        115        115         88         55         31
 Japan                          57        50        53        64        83         99         82         60         49         40
 Argentina                      48        54        49        49        26         18         25         30         33         32
 Other countries                67        63        65        71        67         72         65         86         82         92
                             -----     -----     -----     -----     -----      -----      -----      -----      -----      -----
    Total other international  618       553       560       525       524        575        598        550        476        511

Total worldwide cars
  and trucks                 6,606     6,853     6,184     5,940     5,623      6,023      6,608      6,662      6,171      5,951
Total worldwide tractors g/    -         -         -         -          13         66         72         77         64         68
                             -----     -----     -----     -----     -----      -----      -----      -----      -----      -----

Total worldwide vehicle
  unit sales                 6,606     6,853     6,184     5,940     5,636      6,089      6,680      6,739      6,235      6,019
                             =====     =====     =====     =====     =====      =====      =====      =====      =====      =====
____________
f/   Vehicle unit sales are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by
     Ford and sold to other manufacturers.  Unit sales for 1986 through 1994 have been restated to reflect the country where sold and to include sales of all Ford-badged units.  Previously, factory unit sales were reported in North America on a "where sold" basis and overseas on a "where produced" basis.  Also, Ford-badged unit sales of certain unconsolidated subsidiaries (primarily Autolatina--Brazil and Argentina) were not previously reported.
g/   Ford's tractor operation, Ford New Holland, was sold on May 6, 1991.


Item 7. Managments's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------

OVERVIEW

     The Company's worldwide net income in 1995 was $4,139 million, or $3.58 per share of Common and Class B stock, compared with $5,308 million, or $4.97 per share in 1994. Fully diluted earnings per share were $3.33 in 1995, compared with $4.44 a year ago. The Company's worldwide sales and revenues were $137.1 billion in 1995, up $8.7 billion, or 7% from 1994. Vehicle unit sales of cars and trucks were 6,606,000, down 247,000 units, or 3.6%. Stockholders' equity was $24.5 billion at December 31, 1995, up $2.9 billion from December 31, 1994.

     The Company's earnings in 1995 were down from 1994, a record year, and reflected the effects of lower volumes in the U.S., costs associated with introducing new products and lower earnings at operations outside the U.S., primarily in Latin America. Earnings from Financial Services operations were up $688 million compared with 1994. The improvement reflected record earnings at Ford Credit, The Associates, USL Capital and Hertz and the nonrecurrence of a $440 million charge to net income in the first quarter of 1994 for the disposition of First Nationwide Bank.

     In 1995, Automotive capital expenditures for new products and facilities totaled $8.7 billion, up $366 million from 1994. Cash and marketable securities of the Company's Automotive operations were $12.4 billion at December 31, 1995, up $323 million from December 31, 1994. Automotive debt at December 31, 1995 totaled $7.3 billion, up $49 million from a year ago.

     In 1994, the Company announced a reorganization of its Automotive operations, called "Ford 2000." The reorganization is a fundamental change intended to provide customers with a wider array of vehicles in more markets, assure full competitiveness in vehicle design, quality and value, and substantially reduce the cost of operating Ford's automotive business. The new structure reduces duplication of effort and facilitates best practices around the world by merging Ford's North American Automotive Operations, European Automotive Operations, and Automotive Components Group into a single global organization, Ford Automotive Operations. The new organization was implemented during 1995. The major operations in Latin America and Asia Pacific will be integrated into Ford Automotive Operations during 1996.

     Ford is expanding its efforts in many new markets, particularly in the Asia Pacific region including China, India and Thailand. New market development encompasses a variety of business arrangements to establish component manufacturing and vehicle assembly capabilities. Entry into new markets is an integral part of the Company's long-term strategy to improve its global competitive position.

     The Company's Financial Statements and Notes to Financial
Statements on pages FS-1 through FS-31, including the Report of Independent Accountants, should be read as an integral part of this review.

Fourth Quarter of 1995
----------------------

     In the fourth quarter of 1995, the Company's worldwide net income was $660 million, or $0.49 per share of Common and Class B stock, compared with $1,569 million, or $1.47 per share in the fourth quarter of 1994. Fully diluted earnings per share were $0.48 in the fourth quarter of 1995, compared with $1.31 a year ago.

     Worldwide Automotive operations earned $16 million in the fourth quarter of 1995, compared with $1,119 million a year ago. U.S. Automotive operations earned $168 million in the fourth quarter of 1995, compared with $745 million a year ago. The lower results for U.S. Automotive operations reflected lower unit volume and costs associated with introducing new products. Automotive operations outside the U.S. incurred a loss of $152 million in the fourth quarter of 1995, compared with earnings of $374 million a year ago, reflecting primarily losses in Latin America and the nonrecurrence of a one-time favorable effect from devaluation of the Mexican Peso in 1994. Ford's European Automotive operations incurred a loss of $48 million in the fourth quarter of 1995, compared with a loss of $55 million a year ago.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------

     Financial Services operations earned a record $644 million in the fourth quarter of 1995, compared with $450 million a year ago. The improvement reflected primarily record earnings at Ford Credit, The Associates, USL Capital and Hertz.


RESULTS OF OPERATIONS:  1995 COMPARED WITH 1994

Automotive Operations
---------------------

     Ford's worldwide Automotive operations earned $2,056 million in 1995 on sales of $110.5 billion, compared with $3,913 million in 1994 on sales of $107.1 billion.

     In the U.S., Ford's Automotive operations earned
$1,843 million on sales of $73.9 billion, compared with $3,002 million in 1994 on sales of $73.7 billion. The decline in earnings reflected primarily lower unit volume (reflecting nonrecurrence of a dealer inventory increase in 1994 and lower industry sales) and costs associated with introducing new products (mainly the all-new Taurus, Sable and F-150 pickup truck). U.S. Automotive after-tax return on sales was 2.5% in 1995, down 1.6 points from a year ago. It is expected that results in the first half of 1996 will continue to be affected adversely by costs associated with introducing new products (the F-150 pickup truck, Escort and Tracer).

     The U.S. economy grew at a moderate rate in 1995 with interest rates and inflation at comparatively low levels. U.S. car and truck industry volumes, however, decreased from 15.4 million units in 1994 to 15.1 million units in 1995. Most of the decrease in industry sales was attributable to cars. Ford's share of the U.S. car market was 20.9%, down 9/10 of a point from 1994. Ford's U.S. truck share was 31.9%, up 1.8 points from 1994. Ford's combined U.S. car and truck share was 25.6%, up 4/10 of a point from 1994. The increase in share reflected primarily higher sales of the Explorer and F-Series trucks, offset partially by lower sales of specialty vehicles and lower availability of the Taurus and Sable due to model changeover.

     Outside the U.S., Automotive operations earned $213 million in 1995 on sales of $36.6 billion, compared with $911 million in 1994 on sales of $33.4 billion. The decline reflected primarily lower results in Latin America.

     Ford's European Automotive operations earned $116 million in 1995, compared with $128 million in 1994. The decline reflected primarily costs associated with introducing new products (the all-new Galaxy minivan and Fiesta) and the unfavorable effect of foreign exchange rate changes.

     Car and truck industry sales in Europe were 13.4 million units in 1995, compared with 13.3 million units in 1994. Ford's share of the European car market was 11.9%, equal to a year ago. Ford's European truck share was 14.8%, up 1/10 of a point from 1994. Ford's combined European car and truck share was 12.3%, up 1/10 of a point from 1994.

     Outside the U.S. and Europe, Ford earned $97 million in 1995, compared with $783 million in 1994. About half of the decrease reflected primarily unfavorable results for operations in Brazil, where higher import duties and a market shift to small cars resulted in excess dealer inventories and higher marketing costs. These conditions are expected to continue into 1996; business conditions have been and are expected to continue to be volatile and subject to rapid change, which can affect Ford's future earnings. These factors were offset partially in 1995 by a one-time gain from the dissolution of Ford's Autolatina joint venture (discussed below). The decline in earnings outside the U.S. and Europe also reflected the nonrecurrence of a one-time favorable effect for devaluation of the Mexican Peso in 1994 and lower results in Argentina.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------

     During the fourth quarter of 1995, the Company's Autolatina joint venture in Brazil and Argentina with Volkswagen AG was dissolved. The dissolution resulted in a gain of $230 million, primarily from a one-time cash compensation payment to Ford. Historically, earnings in Brazil and Argentina have represented a significant portion of Ford's Automotive earnings outside the U.S. and Europe. The long-term effect, if any, of the dissolution of Autolatina on the Company's future results will depend on Ford's ability to compete on its own in these markets. The Company is reestablishing manufacturing capacity in Brazil for small cars, which should assist in improving Ford's competitiveness.

Financial Services Operations
-----------------------------

     The Company's Financial Services operations earned a record $2,083 million in 1995, up $688 million from 1994. The improvement reflected record earnings at Ford Credit, The Associates, USL Capital and Hertz and the nonrecurrence of a $440 million charge to net income in the first quarter of 1994 for the disposition of First Nationwide Bank.

     Ford Credit's consolidated net income was a record
$1,395 million in 1995, up $82 million from 1994. The improvement reflected primarily higher levels of earning assets, favorable tax adjustments and improved cost performance, offset partially by lower net interest margins and higher credit losses. Depreciation costs increased as a result of continued growth in operating leases; the related lease revenues more than offset the increased depreciation. Ford Credit's results for 1995 included $255 million from equity in the net income of affiliated companies, primarily Ford Holdings, compared with $233 million a year ago. Ford Holdings is a holding company which, through December 1995, owned primarily The Associates, USL Capital and American Road. The international operations managed by Ford Credit, but not included in its consolidated results, earned $265 million in 1995, up
$24 million from 1994, reflecting primarily higher levels of earning assets, offset partially by lower net interest margins.

     The Associates earned a record $632 million in the U.S. in 1995, up $84 million from 1994. The increase reflected higher levels of earning assets and improved net interest margins. The international operations managed by The Associates, but not included in its consolidated results, earned $114 million in 1995, up $38 million from 1994.

     USL Capital earned a record $135 million in 1995, up
$26 million from 1994. The improvement resulted primarily from higher levels of earning assets, higher gains on asset sales and lower operating costs. Hertz earned a record $105 million in 1995, up $13 million from 1994. The increase reflected primarily higher volume in construction equipment rentals and sales, offset partially by increased depreciation and borrowing costs. American Road earned $28 million in 1995, down $30 million from 1994. The decline reflected primarily the nonrecurrence of prior year tax adjustments and a loss on disposition of the annuity business.

     In December 1995, Ford Holdings merged with Ford Holdings Capital Corporation, a subsidiary of Ford Holdings, which resulted in the cancellation of the voting preferred stock of Ford Holdings in exchange for payment by Ford Holdings of the liquidation preference of the stock plus accrued dividends (totaling about $2 billion). Ford Holdings funded the payment to the holders of the preferred stock, which occurred in January 1996, primarily with bank loans.

     In late 1995, Ford began a reorganization of its Financial Services group in order to align management responsibility more closely with the legal ownership of the Financial Services affiliates. As part of this reorganization, substantially all of the common stock of Ford Holdings owned by Ford Credit was repurchased by Ford Holdings in exchange for a promissory note.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------

Also, in February 1996, The Associates filed a registration statement with the Securities and Exchange Commission for an initial public offering of its common stock representing up to a 19.8% economic interest in The Associates. As previously announced, Ford is investigating the sale of all or a part of USL Capital. A fuller description of the reorganization is provided in
Item 1. "Business - Financial Services Operations - Ford Holdings, Inc. and Ford FSG, Inc."

HISTORICAL REFERENCE:  1994 COMPARED WITH 1993

     The Company's worldwide net income in 1994 was a record $5,308 million, or $4.97 per share of Common and Class B stock, compared with $2,529 million, or $2.27 per share in 1993. Fully diluted earnings per share were $4.44, compared with $2.10 a year ago. Sales and revenues totaled $128.4 billion in 1994, up 18% from 1993. Vehicle unit sales of cars and trucks were 6,853,000, up 669,000 units, or 11%.

     On June 6, 1994, a 2-for-1 stock split in the form of a 100% stock dividend on the Company's outstanding Common and Class B stock became effective. Earnings per share for prior periods were restated to reflect the stock split.

     The Company's financial results in 1994 showed substantial improvement compared with 1993. Improvements in U.S. Automotive operations included the favorable effects of higher industry volume and improved margins. Automotive operations outside the U.S. also improved. The improvement reflected primarily higher unit volume, lower manufacturing costs and improved margins in Europe. Earnings from Financial Services operations were down $126 million compared with 1993, which was more than explained by a $440 million write-off for the disposition of First Nationwide Bank (discussed below). The write-off was offset largely by substantially improved earnings at the other operations.

Automotive Operations
---------------------

     Net income from Ford's worldwide Automotive operations was $3,913 million in 1994 on sales of $107.1 billion, compared with $1,008 million in 1993 on sales of $91.6 billion.

      In the U.S., Ford's Automotive operations earned
$3,002 million on sales of $73.7 billion, compared with $1,442 million in 1993 on sales of $62.1 billion. Higher vehicle production, reflecting increased industry sales, accounted for most of the improvement. Improved margins, reflecting mainly favorable material costs, manufacturing efficiencies, and lower marketing costs, were offset partially by higher costs for new products and related facilities. Results in 1993 included the one-time favorable effect of tax legislation ($171 million) for the restatement of U.S. deferred tax balances, and the gain on the sale of Ford's North American automotive seating and seat trim business ($73 million).

     The U.S. economy grew at an above-trend rate in 1994, and interest rates and inflation remained at comparatively low levels. U.S. car and truck industry volumes increased from 14.2 million units in 1993 to 15.4 million units in 1994. Over 70% of the increase in industry sales was attributable to trucks (including minivans, compact utility vehicles, full-size pickups and compact pickups). Ford's share of the U.S. car market was 21.8%, down half of a point from 1993, reflecting lower shares for the Tempo and Topaz, which were discontinued in 1994. The Company's U.S. truck share was 30.1%, down 4/10 of a point from 1993, reflecting capacity constraints on the Explorer.

     Outside the U.S., Ford's Automotive operations earned
$911 million in 1994 on sales of $33.4 billion, compared with a loss of $434 million in 1993 on sales of $29.5 billion. The improvement reflected primarily higher unit volumes, lower manufacturing costs and improved margins in Europe. Ford's European Automotive operations earned $128 million in 1994, compared with a loss of $873 million in 1993. Results outside the U.S. in 1993 included restructuring charges at Jaguar
($174 million) and at Ford of Australia ($57 million), offset partially by the favorable one-time effect of a reduction in German tax rates ($59 million).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------

     Car and truck industry sales in Europe were 13.3 million units in 1994, compared with 12.6 million units in 1993. Ford's European car market share was 11.9% in 1994, up 3/10 of a point from 1993. Ford's European truck share improved 2/10 of a point to 14.7%.

Financial Services Operations
-----------------------------

     The Company's Financial Services operations earned
$1,395 million in 1994, down $126 million from 1993. The decline was more than explained by the charge to net income of $440 million in 1994 related to the disposition of First Nationwide Bank. This charge, however, was offset largely by record earnings at Ford Credit, The Associates and USL Capital, and the consolidation of results for Hertz. Results in 1993 included an unfavorable one-time effect of $31 million from tax legislation in the U.S.

     Ford Credit's consolidated net income was a record
$1,313 million in 1994, up $119 million from 1993. The improvement reflected primarily higher levels of earning assets, the one-time effect of the gain on sale of an interest in Manheim Auctions, Inc. (an auto auction company), the nonrecurrence of the one-time tax adjustment in 1993 for increased U.S. tax rates, and improved cost performance; partial offsets included lower net interest margins and lower gains from the sale of receivables. Ford Credit's results in 1994 included $233 million from equity in the net income of affiliated companies, primarily Ford Holdings, compared with $198 million a year ago. Depreciation costs increased as a result of continued growth in operating leases; the related lease revenues more than offset the increased depreciation. The international operations managed by Ford Credit, but not included in its consolidated results, earned $241 million in 1994, up $42 million from 1993, reflecting primarily higher levels of earning assets and lower credit losses.

     The Associates earned a record $548 million in the U.S. in 1994, up $78 million from 1993. The increase reflected higher levels of earning assets and improved net interest margins. The international operations managed by The Associates, but not included in its consolidated results, earned $76 million in 1994, up $38 million from 1993, reflecting primarily higher levels of earning assets.

     USL Capital earned a record $109 million in 1994, up
$32 million from 1993. The increase reflected higher earning assets, lower operating costs and the nonrecurrence of the one-time tax adjustment in 1993 for increased U.S. tax rates. American
Road earned $58 million in 1994, compared with $79 million in 1993. The decline reflected primarily reduced investment income from capital gains.

     In April 1994, Hertz became a wholly owned subsidiary of Ford. In 1994, Financial Services net income included $92 million for Hertz. In 1993, Automotive net income included $26 million for Hertz (reflecting Ford's prior equity interest).

     On September 30, 1994, substantially all of the assets of First Nationwide Bank, since known as Granite Savings Bank (the "Bank"), were sold to, and substantially all of the Bank's liabilities were assumed by, First Madison Bank, FSB. The Bank is a wholly owned subsidiary of Granite Management Corporation (formerly First Nationwide Financial Corporation) ("Granite"), which in turn is a wholly owned subsidiary of Ford. In 1994, Granite incurred a loss of $484 million including a charge of $440 million related to the disposition of the Bank, reflecting the nonrecovery of goodwill and reserves for estimated losses on assets not included in the sale. Granite incurred a loss of $55 million in 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations
---------------------

     Cash and marketable securities of the Company's Automotive operations were $12.4 billion at December 31, 1995, up $323 million from December 31, 1994. The Company paid $1.6 billion in cash dividends on its Common Stock, Class B Stock and Preferred Stock during 1995.

     Automotive capital expenditures were $8.7 billion in 1995, up $366 million from 1994. During the next several years, Ford's spending for product change is expected to be at similar levels; however, as a percent of sales, such spending is expected to be at lower levels.

     At December 31, 1995, Automotive debt totaled $7.3 billion, which was 22% of total capitalization (stockholders' equity and Automotive debt), compared with $7.3 billion, or 25% of total capitalization, at December 31, 1994.

     At December 31, 1995, Ford had long-term contractually committed global credit agreements under which $8.4 billion is available from various banks at least through June 30, 2000. The entire $8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. In addition, Ford has the ability to transfer on a nonguaranteed basis the entire $8.4 billion in varying portions to Ford Credit and Ford Credit Europe. These facilities were unused at December 31, 1995.

     In addition, at December 31, 1995, Ford Brasil Ltda. had $276 million of contractually committed credit facilities with various banks ranging in maturity from June 1996 to December 1996. None of these facilities were in use at December 31, 1995.

Financial Services Operations
-----------------------------

     The Financial Services operations rely heavily on their ability to raise substantial amounts of funds in the capital markets in addition to collections on loans and retained earnings. The levels of funds for certain Financial Services operations are affected by certain transactions with Ford, such as capital contributions, dividend payments and the timing of payments for income taxes. Their ability to obtain funds also is affected by their debt ratings which, for certain operations, are closely related to the financial condition and outlook for Ford and the nature and availability of support facilities, such as revolving credit and receivables sales agreements.

     Ford Credit's outstanding commercial paper totaled $35 billion at December 31, 1995 with an average remaining maturity of 29 days. Support facilities represent additional sources of funds, if required.

     At December 31, 1995, Financial Services had a total of $48.5 billion of contractually committed support facilities. Of these facilities, $23.8 billion (excluding the $8.4 billion of Ford credit facilities) are contractually committed global credit agreements under which $19.8 billion and $4 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 62% and 75%, respectively, of such facilities are available through June 30, 2000. The entire $19.8 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be. At December 31, 1995, none of the Ford Credit global facilities were in use; $742 million of the Ford Credit Europe global facilities were in use. In addition to the Ford, Ford Credit and Ford Credit Europe global credit agreements, at December 31, 1995, international subsidiaries and other credit operations managed by Ford Credit had $1.1 billion of contractually committed support facilities available outside the U.S. At December 31, 1995, approximately 29% of these facilities were in use.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------

     At December 31, 1995, Ford Holdings had outstanding long-term debt of $1.9 billion, of which $205 million matures in 1996. All of the Ford Holdings debt held by nonaffiliated persons is guaranteed by Ford. Ford Holdings has a $1.5 billion term loan agreement available through December 13, 1996, none of which was in use at December 31, 1995, but all of which has since been used to fund the payment to the holders of Ford Holdings' preferred stock discussed above.

     At December 31, 1995, The Associates had contractually committed lines of credit with banks of $3.9 billion, with various maturities ranging from January 31, 1996 to December 30, 1996, none of which were utilized at December 31, 1995. Also, at December 31, 1995, The Associates had $5.1 billion of contractually committed revolving credit facilities with banks, with maturity dates ranging from January 1, 1996 through April 1, 2001, and $1.3 billion of contractually committed receivables sale facilities, $275 million of which are available through April 24, 1996, $500 million of which are available through April 15, 1997, and $500 million of which are available through April 30, 1998; none of these facilities were in use at December 31, 1995. At December 31, 1995, international operations managed by The Associates, but not included in its support facilities, had about $270 million of contractually committed support facilities available outside the U.S., of which $50 million were in use at December 31, 1995.

     At December 31, 1995, USL Capital had $1.7 billion of contractually committed credit facilities, of which 71% are available through September 2000. These facilities included
$46 million of contractually committed receivables sale facilities, of which 100% were in use at December 31, 1995. At December 31, 1995, international operations managed by USL Capital, but not included in its support facilities, had about $3 million of contractually committed support facilities available outside the U.S., of which 50% were in use at December 31, 1995.

     American Road's principal sources of funds are insurance premiums and investment income. American Road had no debt and none of its own credit lines at December 31, 1995.

     At December 31, 1995, Hertz had $2 billion of contractually committed credit facilities in the U.S., none of which were utilized at December 31, 1995. These facilities included $751 million and $1 billion of agreements with banks which mature
June 27, 1996 and June 30, 2000, respectively, and a $250 million revolving credit facility with Ford which matures June 30, 1999. In addition, at December 31, 1995, international operations of Hertz had about $317 million of contractually committed support facilities available outside the U.S., of which about 53% were in use at December 31, 1995.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Financial Statements and Notes to Financial Statements of the Registrant and the Report of Independent Accountants that are filed as part of this Report are listed under Item 14.
"Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and are set forth on pages FS-1 through FS-31 immediately following the signature pages of this Report.

     Selected quarterly financial data of Ford and its consolidated subsidiaries for 1995 and 1994 are set forth in Note 18 of Notes to Financial Statements.


Item  9.  Disagreements With Accountants on Accounting and
Financial Disclosure
----------------------------------------------------------

     Not required.

                                 PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information called for by Item 10 is incorporated by reference from the information under the caption "Election of Directors" in the Proxy Statement, except that the information called for by Item 10 with respect to executive officers of the Registrant appears as Item 4A under Part I of this Report.


Item 11.  Executive Compensation
--------------------------------

     The information called for by Item 11 is incorporated by reference from the information under the captions "Compensation of Directors", "Compensation and Option Committee Report on Executive Compensation" and "Compensation of Executive Officers" in the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and
Management
-------------------------------------------------------------

     The information called for by Item 12 is incorporated by reference from the information on page 1 of, and under the caption "Election of Directors" in, the Proxy Statement.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information called for by Item 13 is incorporated by reference from the information under the caption "Certain
Relationships and Related Transactions" in the Proxy Statement.

                                PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K
-----------------------------------------------------------------

(a) 1.  Financial Statements - Ford Motor Company and Subsidiaries

        Consolidated Statement of Income for the years ended December 31, 1995, 1994 and 1993.

        Consolidated Balance Sheet at December 31, 1995 and 1994.

        Consolidated Statement of Cash Flows for the years ended
        December 31, 1995, 1994 and 1993.

        Consolidated Statement of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993.

        Notes to Financial Statements

        Report of Independent Accountants

        The Financial Statements, the Notes to Financial Statements and the Report of Independent Accountants listed above are filed as part of this Report and are set forth on pages FS-1 through FS-31 immediately following the signatures pages of this Report.

(a) 2.   Financial Statement Schedules

Designation                                  Description
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

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K (Continued)
----------------------------------------------------------------

(a) 3.  Exhibits

Designation                      Description                                     Method of Filing
-----------                      -----------                                     ----------------
Exhibit 3-A           Restated Certificate of Incorporation,              Filed as Exhibit 4.1 to the Registrant's
                      of the Registrant dated June 6, 1994.               Registration Statement No. 33-55171.*

Exhibit 3-B           By-Laws of the Registrant as                        Filed with this Report.
                      amended through January 1, 1996.

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

Exhibit 10-A          Amended and Restated Agreement dated                Filed as Exhibit 10-A to the Registrant's
                      as of July 1, 1993 between the                      Annual Report on Form 10-K for the
                      Registrant and Ford Credit.                         year ended December 31, 1993.*

Exhibit 10-B          1985 Stock Option Plan of the Registrant.**         Filed as Exhibit 10-D to the Registrant's
                                                                          Annual Report on Form 10-K for the
                                                                          year ended December 31, 1985.*

Exhibit 10-B-1        Amendment dated as of March 8, 1990                 Filed as Exhibit 10-C-1 to the
                      to 1985 Stock Option Plan.**                        Registrant's  Annual Report on Form
                                                                          10-K for the year ended December 31, 1989.*

Exhibit 10-C          Ford Motor Company Supplemental                     Filed as Exhibit 10-H to theRegistrant's
                      Compensation Plan as amended through                Annual Report on Form 10-K for the
                      May 8, 1986.**                                      year  ended December 31, 1986.*

Exhibit 10-C-1        Amendment to Ford Motor Company                     Filed as Exhibit 10-F-1 to the
                      Supplemental Compensation Plan, dated               Registrant's Annual Report on Form
                      May 12, 1988.**                                     10-K for the year ended
                                                                          December 31, 1988.*

Item 14. Exhibits, Financial Statement Schedules, and Reports
on Form 8-K (Continued)
-------------------------------------------------------------

Designation                      Description                                     Method of Filing
-----------                      -----------                                     ----------------

Exhibit 10-C-2        Amendment to Ford Motor Company                     Filed as Exhibit 10-D-2 to the
                      Supplemental Compensation Plan, dated               Registrant's  Annual Report on Form
                      July 8, 1992.**                                     10-K for the year ended December 31, 1992.*

Exhibit 10-C-3        Amendment to Ford Motor Company                     Filed as Exhibit 10.1 to the Registrant's
                      Supplemental Compensation Plan,                     Quarterly Report on Form 10-Q for the
                      effective as of March 8, 1995.**                    quarter ended March 31, 1995.*

Exhibit 10-C-4        Amendment to Ford Motor Company                     Filed as Exhibit 10.1 to the Registrant's
                      Supplemental Compensation Plan,                     Quarterly Report on Form 10-Q for the
                      effective as of July 13, 1995.**                    quarter ended June 30, 1995.*

Exhibit 10-C-5        Amendment to Ford Motor Company                     Filed with this Report.
                      Supplemental Compensation Plan,
                      effective January 10, 1996.**

Exhibit 10-D          Ford Motor Company Executive Separation             Filed as Exhibit 10-D to the Registrant's
                      Allowance Plan as amended through                   Annual Report on Form 10-K for the
                      December 9, 1993 for separations on                                  year ended December 31, 1994.*
                      or after January 1, 1981.**

Exhibit 10-E          Description of Company practices regarding          Filed as Exhibit 10-I to the Registrant's
                      club memberships for executives.**                  Annual Report on Form 10-K for the
                                                                          year ended December 31, 1981.*

Exhibit 10-F          Description of Company practices regarding          Filed as Exhibit 10-J to the Registrant's
                      travel expenses of spouses of certain               Annual Report on Form 10-K for the
                      executives.**                                       year ended December 31, 1980.*

Exhibit 10-G          Ford Motor Company Deferred Compensation            Filed as Exhibit 10-H-1 to the
                      Plan for Non-Employee Directors, as amended         Registrant's Annual Report on Form
                      on July 11, 1991.**                                 10-K for the year ended December 31,
                                                                          1991.*

Exhibit 10-G-1        Amendments to Deferred Compensation Plan            Filed with this Report.
                      for Non-Employee Directors, effective as of
                      January 1, 1996.**

Exhibit 10-H          Ford Motor Company Benefit Equalization             Filed as Exhibit 10-H to the Registrant's
                      Plan, as amended as of January 1,                   Annual Report on Form 10-K for the
                      1989.**                                             year ended December 31, 1994.*

Exhibit 10-H-1        Description of Amendments to Benefit                Filed with this Report.
                      Equalization Plan, adopted January 11,
                      1996 and January 25, 1996.**

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K (Continued)
-----------------------------------------------------------------

Designation                      Description                                     Method of Filing
-----------                      -----------                                     ----------------
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

Exhibit 10-J-1        Amendment dated as of June 1, 1990 to               Filed as Exhibit 10-N-1 to the
                      1986 Long-Term Incentive Plan of the                Registrant's Annual Report on Form
                      Registrant.**                                       10-K for the year ended December 31,
                                                                          1990.*

Exhibit 10-K          Supplemental Executive Retirement Plan,             Filed with this Report.
                      as restated and incorporating amendments
                      through December 12, 1995.**

Exhibit 10-L          Ford Motor Company Restricted Stock                 Filed as Exhibit 10-P to the Registrant's
                      Plan for Non-Employee Directors adopted             Annual Report on Form 10-K for the
                      by the Board of Directors on November 10,           year ended December 31, 1988.*
                      1988, and approved by the stockholders at
                      the 1989 Annual Meeting.**

Exhibit 10-M          1990 Long-Term Incentive Plan, amended              Filed as Exhibit 10-R to the Registrant's
                      as of June 1, 1990.**                               Annual Report on Form 10-K for the
                                                                          year ended December 31, 1990.*

Exhibit 10-M-1        Amendment to 1990 Long-Term Incentive               Filed as Exhibit 10-P-1 to the
                      Plan, effective as of October 1, 1990.**            Registrant's Annual Report on Form
                                                                          10-K for the year ended
                                                                          December 31, 1991.*

Exhibit 10-M-2        Amendment to 1990 Long-Term Incentive               Filed as Exhibit 10.2 to the Registrant's
                      Plan, effective as of March 8, 1995.**              Quarterly Report on Form 10-Q for the
                                                                                                quarter ended March 31, 1995.*

Exhibit 10-N          Description of Matching Gift Program for            Filed as Exhibit 10-Q to the Registrant's
                      Non-Employee Directors.**                           Annual Report on Form 10-K for the
                                                                          year ended December 31, 1991.*

Exhibit 10-O          Non-Employee Directors Life Insurance               Filed as Exhibit 10-O to the Registrant's
                      and Optional Retirement Plan                        Annual Report on Form 10-K for the
                      (as amended as of January 1, 1993).**               year ended December 31, 1994.*


Exhibit 10-P          Description of Non-Employee Directors               Filed as Exhibit 10-S to the Registrant's
                      Accidental Death, Dismemberment and                 Annual Report on Form 10-K for the
                      Permanent Total Disablement Indemnity.**            year ended December 31, 1992.*

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K (Continued)
----------------------------------------------------------------

Designation                      Description                                     Method of Filing
-----------                      -----------                                     ----------------

Exhibit 10-Q          Agreement dated December 10, 1992                   Filed as Exhibit 10-T to the Registrant's
                      between William C. Ford and the                     Annual Report on Form 10-K for the
                      Registrant.**                                       year ended December 31, 1992.*

Exhibit 10-R          Support Agreement dated as of October 1,            Filed as Exhibit 10-T to the Registrant's
                      1993 between the Registrant and Ford                Annual Report on Form 10-K for the
                      Credit Europe.                                      year ended December 31, 1993.*

Exhibit 10-R-1        Amendment No. 1 dated as of November                Filed with this Report.
                      15, 1995 to Support Agreement between
                      the Registrant and Ford Credit Europe.

Exhibit 10-S          Description of Select Retirement Plan               Filed as Exhibit 10 to the Registrant's
                      adopted on June 9, 1994.**                          Quarterly Report on Form 10-Q for the
                                                                          quarter ended June 30, 1994.*

Exhibit 10-T          Ford Motor Company Deferred                         Filed as Exhibit 10.2 to the Registrant's
                      Compensation Plan, effective as of                  Quarterly Report on Form 10-Q for the
                      July 13, 1995.**                                    quarter ended June 30, 1995.*

Exhibit 10-T-1        Amendments to Ford Motor Company                    Filed with this Report.
                      Deferred Compensation Plan, effective
                      as of July 13, 1995 and October 1, 1995.**

Exhibit 10-U          Description of Amendments to Supplemental           Filed with this Report.
                      Executive Retirement Plan and Executive
                      Separation Allowance Plan, adopted
                      January 25, 1996.**

Exhibit 11            Computation of Primary and Fully Diluted            Filed with this Report.
                      Earnings per Share.

Exhibit 12            Computation of Ratio of Earnings to                 Filed with this Report.
                      Combined Fixed Charges and Preferred
                      Stock Dividends.

Exhibit 21            List of Subsidiaries of the Registrant              Filed with this Report.
                      as of March 15, 1996.

Exhibit 23            Consent of Independent Certified Public             Filed with this Report.
                      Accountants.

Exhibit 24            Powers of Attorney.                                 Filed with this Report.

------------
*      Incorporated by reference as an exhibit hereto
**     Management contract or compensatory plan or arrangement

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K (Continued)
----------------------------------------------------------------

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

(b)     Reports on Form 8-K

        During the quarter ended December 31, 1995, the Registrant filed the following Current Reports on Form 8-K:


           1. Current Report on Form 8-K dated October 12, 1995 that included information regarding possible strategic actions with respect to the Registrant's Financial Services group.

           2. Current Report on Form 8-K dated October 18, 1995 that included information regarding the consolidated results of operations and financial condition of the Registrant and its subsidiaries for the three and nine-month periods ended or at September 30, 1995.

           3. Current Report on Form 8-K dated November 9, 1995 that included information regarding the Registrant's 7-1/8% Debentures due November 15, 2025.

           4. Current Report on Form 8-K dated December 11, 1995 that included information regarding extension of an exchange offer for the Registrant's Series B Cumulative Preferred Stock.

                               SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY


By:      John M. Devine*
         ---------------
         (John M. Devine)
         Group Vice President and
         Chief Financial Officer


Date:    March 19, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

        Signature                                     Title                        Date
        ---------                                     -----                        ----
      Alex Trotman*                         Director and                        March 19, 1996
----------------------------                Chairman of the Board
     (Alex Trotman)                         of Directors, President
                                            and Chief Executive Officer
                                            (principal executive officer)


     Colby H. Chandler*                     Director                            March 19, 1996
----------------------------
    (Colby H. Chandler)


      Michael D. Dingman*                   Director                            March 19, 1996
----------------------------
      (Michael D. Dingman)


      Edsel B. Ford II*                                                         March 19, 1996
----------------------------                 Director and Vice
      (Edsel B. Ford II)                     President, Ford; and
                                             President and Chief
                                             Operating Officer, Ford
                                             Motor Credit Company


     William Clay Ford*                      Director                           March 19, 1996
----------------------------
    (William Clay Ford)


    William Clay Ford, Jr.*
----------------------------                 Director and                       March 19, 1996
   (William Clay Ford, Jr.)                  Chairman of the
                                             Finance Committee

         Signature                               Title                            Date
         ---------                               -----                            ----

     Roberto C. Goizueta*                     Director                          March 19, 1996
 ----------------------------
    (Roberto C. Goizueta)


  Irvine O. Hockaday, Jr.*                    Director                          March 19, 1996
-----------------------------
  (Irvine O. Hockaday, Jr.)


    Marie-Josee Kravis*                       Director                          March 19, 1996
-----------------------------
    (Marie-Josee Kravis)


        Drew Lewis*                           Director                          March 19, 1996
-------------------------------
       (Drew Lewis)


      Ellen R. Marram*                        Director                          March 19, 1996
-------------------------------
     (Ellen R. Marram)


      Kenneth H. Olsen*                       Director                          March 19, 1996
-------------------------------
     (Kenneth H. Olsen)


      Carl E. Reichardt*                      Director                          March 19, 1996
-------------------------------
     (Carl E. Reichardt)


    John L. Thornton*                         Director                          March 19, 1996
------------------------------
    (John L. Thornton)


   Clifton R. Wharton, Jr.*                   Director                          March 19, 1996
-------------------------------
   (Clifton R. Wharton, Jr.)


    John M. Devine*
--------------------------------              Group Vice President and          March 19, 1996
    (John M. Devine)                          Chief Financial Officer
                                              (principal financial officer)


    Daniel R. Coulson*
--------------------------------               Director of Accounting           March 19, 1996
    (Daniel R. Coulson)                        (principal accounting officer)



*By:/s/ John M. Rintamaki
    -----------------------
      (John M. Rintamaki)
      Attorney-in-Fact






                                         Ford Motor Company and Subsidiaries

                                                      HIGHLIGHTS
                                                      ----------


                                                         Fourth Quarter                       Full Year
                                                   -------------------------         --------------------------
                                                     1995             1994             1995              1994
                                                   --------         --------         --------          --------
                                                         (Unaudited)
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- United States                                        955            1,051             3,993             4,218
- Outside United States                                635              656             2,613             2,635
                                                     -----            -----             -----             -----
    Total                                            1,590            1,707             6,606             6,853
                                                     =====            =====             =====             =====

Sales and revenues (in millions)
- Automotive                                       $27,597          $27,766          $110,496          $107,137
- Financial Services                                 6,950            5,877            26,641            21,302
                                                   -------          -------          --------          --------
      Total                                        $34,547          $33,643          $137,137          $128,439
                                                   =======          =======          ========          ========

Net income (in millions)
- Automotive                                       $    16          $ 1,119          $  2,056          $  3,913
- Financial Services                                   644              450             2,083             1,395*
                                                   -------          -------          --------          --------
     Total                                         $   660          $ 1,569          $  4,139          $  5,308
                                                   =======          =======          ========          ========

Capital expenditures (in millions)
- Automotive                                       $ 2,472          $ 2,404          $  8,676          $  8,310
- Financial Services                                    98               65               321               236
                                                   -------          -------          --------          --------
      Total                                        $ 2,570          $ 2,469          $  8,997          $  8,546
                                                   =======          =======          ========          ========

Stockholders' equity at December 31
- Total (in millions)                              $24,547          $21,659          $ 24,547          $ 21,659
- After-tax return on Common and
   Class B stockholders' equity                       10.9%            34.5%             18.2%             33.6%

Automotive cash, cash equivalents,
 and marketable securities at
 December 31 (in millions)                         $12,406          $12,083          $ 12,406          $ 12,083

Automotive debt at December 31
 (in millions)                                     $ 7,307          $ 7,258          $  7,307          $  7,258

Automotive after-tax returns on sales                  0.1%             4.1%              1.9%              3.7%

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                         1,136            1,020             1,071             1,010
- Number outstanding at December 31                  1,159            1,023             1,159             1,023

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income                                             $  0.49          $  1.47          $   3.58         $    4.97

Income/(Loss) assuming full dilution
- Automotive                                       $ (0.06)         $  0.93          $   1.59         $    3.25
- Financial Services                                  0.54             0.38              1.74              1.19
                                                   -------          -------          --------         ---------
   Total                                           $  0.48          $  1.31          $   3.33         $    4.44
                                                   =======          =======          ========         =========

Cash dividends                                     $  0.35          $  0.26          $   1.23         $    0.91




- - - - -
*Includes a loss of $440 million related to the disposition of Granite
 Savings Bank (formerly First Nationwide Bank)

Segment results for 1994 have been adjusted to reflect reclassification of certain tax amounts to conform with the 1995 presentation.

                                           Ford Motor Company and Subsidiaries

                                                   VEHICLE UNIT SALES
                                                   ------------------

                                    For the Periods Ended December 31, 1995 and 1994
                                                     (in thousands)



                                                          Fourth Quarter                        Full Year
                                                   ---------------------------        -------------------------
                                                       1995             1994             1995             1994
                                                   -----------      ----------        ---------        --------
                                                           (Unaudited)                       (Unaudited)
North America
United States
  Cars                                                  434              530           1,767             2,036
  Trucks                                                521              521           2,226             2,182
                                                      -----            -----           -----             -----
   Total United States                                  955            1,051           3,993             4,218

Canada                                                   76               75             254               281
Mexico                                                   11               27              32                92
                                                      -----            -----           -----             -----

   Total North America                                1,042            1,153           4,279             4,591

Europe
Britain                                                 125              109             496               520
Germany                                                  84              104             409               386
Italy                                                    54               39             193               179
France                                                   41               45             165               180
Spain                                                    31               41             160               163
Other countries                                          74               71             286               281
                                                      -----            -----           -----             -----

   Total Europe                                         409              409           1,709             1,709

Other international
Brazil                                                   48               43             201               164
Australia                                                32               38             139               125
Taiwan                                                   16               21             106                97
Japan                                                    13               13              57                50
Argentina                                                14               13              48                54
Other countries                                          16               17              67                63
                                                      -----            -----           -----             -----

   Total other international                            139              145             618               553
                                                      -----            -----           -----             -----

Total worldwide vehicle unit sales                    1,590            1,707           6,606             6,853
                                                      =====            =====           =====             =====


Vehicle unit sales are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.

Fourth Quarter and Full Year 1994 unit sales have been restated to reflect the country where sold and to include sales of all Ford-badged units. Previously, factory unit sales were reported in North America on a "where sold" basis and overseas on a "where produced" basis. Also, Ford-badged unit sales of certain unconsolidated subsidiaries
(primarily Autolatina -- Brazil and Argentina) were not previously reported.


                                           Ford Motor Company and Subsidiaries

                                             CONSOLIDATED STATEMENT OF INCOME
                                             --------------------------------

                                     For the Years Ended December 31, 1995, 1994 and 1993
                                            (in millions, except amounts per share)

                                                                      1995             1994             1993
                                                                    --------         --------         -------
AUTOMOTIVE
Sales (Note 1)                                                      $110,496         $107,137         $91,568

Costs and expenses (Note 1)
Costs of sales                                                       101,171           95,887          85,280
Selling, administrative, and other expenses                            6,044            5,424           4,856
                                                                    --------         --------         -------
  Total costs and expenses                                           107,215          101,311          90,136

Operating income                                                       3,281            5,826           1,432

Interest income                                                          800              665             563
Interest expense                                                         622              721             807
                                                                    --------         --------         -------
  Net interest income/(expense)                                          178              (56)           (244)
Equity in net (loss)/income of affiliated companies (Note 1)            (154)             271             127
Net expense from transactions with Financial Services (Note 1)          (139)             (44)            (24)
                                                                    --------         --------         -------

Income before income taxes - Automotive                                3,166            5,997           1,291

FINANCIAL SERVICES
Revenues (Note 1)                                                     26,641           21,302          16,953

Costs and expenses (Note 1)
Interest expense                                                       9,424            7,023           6,482
Depreciation                                                           6,500            4,910           3,064
Operating and other expenses                                           5,499            4,607           3,196
Provision for credit and insurance losses                              1,818            1,539           1,523
Loss on disposition of Granite Savings Bank (formerly
 First Nationwide Bank) (Note 15)                                          -              475               -
                                                                    --------         --------         -------
  Total costs and expenses                                            23,241           18,554          14,265
Net revenue from transactions with Automotive (Note 1)                   139               44              24
                                                                    --------         --------         -------

Income before income taxes - Financial Services                        3,539            2,792           2,712
                                                                    --------         --------         -------

TOTAL COMPANY
Income before income taxes                                             6,705            8,789           4,003

Provision for income taxes (Note 6)                                    2,379            3,329           1,350
                                                                    --------         --------         -------

Income before minority interests                                       4,326            5,460           2,653

Minority interests in net income of subsidiaries                         187              152             124
                                                                    --------         --------         -------

Net income                                                          $  4,139         $  5,308         $ 2,529
                                                                    ========         ========         =======
Income attributable to Common and Class B Stock
 after preferred stock dividends (Note 1)                           $  3,839         $  5,021         $ 2,241

Average number of shares of Common and Class B Stock outstanding       1,071            1,010             986

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 1)
Income                                                              $   3.58         $   4.97         $  2.27

Income assuming full dilution                                       $   3.33         $   4.44         $  2.10

Cash dividends                                                      $   1.23         $   0.91         $  0.80


The accompanying notes are part of the financial statements.

                                         Ford Motor Company and Subsidiaries

                                               CONSOLIDATED BALANCE SHEET
                                               --------------------------
                                                     (in millions)

                                                                                  December 31,         December 31,
                                                                                      1995                 1994
                                                                                 -------------        -------------
ASSETS
Automotive
Cash and cash equivalents                                                          $  5,750             $  4,481
Marketable securities (Note 2)                                                        6,656                7,602
                                                                                   --------             --------
   Total cash, cash equivalents, and marketable securities                           12,406               12,083

Receivables                                                                           3,321                2,548
Inventories (Note 4)                                                                  7,162                6,487
Deferred income taxes                                                                 2,709                3,062
Other current assets                                                                  1,483                2,006
Net current receivable from Financial Services (Note 1)                                 200                  677
                                                                                   --------             --------
   Total current assets                                                              27,281               26,863

Equity in net assets of affiliated companies (Note 1)                                 2,248                3,554
Net property (Note 5)                                                                31,273               27,048
Deferred income taxes                                                                 4,802                4,414
Other assets (Notes 1 and 8)                                                          7,168                6,760
                                                                                   --------             --------
   Total Automotive assets                                                           72,772               68,639

Financial Services
Cash and cash equivalents                                                             2,690                1,739
Investments in securities (Note 2)                                                    4,553                6,105
Net receivables and lease investments (Note 3)                                      149,694              130,356
Other assets (Note 1)                                                                13,574               12,783
                                                                                   --------             --------
   Total Financial Services assets                                                  170,511              150,983
                                                                                   --------             --------

   Total assets                                                                    $243,283             $219,622
                                                                                   ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                     $ 11,260             $ 10,777
Other payables                                                                        1,976                2,280
Accrued liabilities (Note 7)                                                         13,392               11,943
Income taxes payable                                                                    316                  316
Debt payable within one year (Note 9)                                                 1,832                  155
                                                                                   --------             --------

   Total current liabilities                                                         28,776               25,471

Long-term debt (Note 9)                                                               5,475                7,103
Other liabilities (Note 7)                                                           25,677               24,920
Deferred income taxes                                                                 1,186                1,216
                                                                                   --------             --------
   Total Automotive liabilities                                                      61,114               58,710

Financial Services
Payables                                                                              5,476                2,361
Debt (Note 9)                                                                       141,317              123,713
Deferred income taxes                                                                 3,831                2,958
Other liabilities and deferred income                                                 6,116                7,669
Net payable to Automotive (Note 1)                                                      200                  677
                                                                                   --------             --------
   Total Financial Services liabilities                                             156,940              137,378

Company-obligated mandatorily redeemable preferred securities of
 a subsidiary trust (aggregate principal amount of $632 million) (Note 1)               682                    -

Preferred stockholders' equity in a subsidiary company (Note 1)                           -                1,875

Stockholders' equity
Capital stock (Notes 10 and 11)
 Preferred Stock, par value $1.00 per share (aggregate liquidation
  preference of $1 billion and $3.4 billion)                                              *                    *
 Common Stock, par value $1.00 per share (1,089 and 952 million shares issued)        1,089                  952
 Class B Stock, par value $1.00 per share (71 million shares issued)                     71                   71
Capital in excess of par value of stock                                               5,105                5,273
Foreign currency translation adjustments and other (Note 1)                             594                  189
Earnings retained for use in business                                                17,688               15,174
                                                                                   --------             --------
   Total stockholders' equity                                                        24,547               21,659
                                                                                   --------             --------

   Total liabilities and stockholders' equity                                      $243,283             $219,622
                                                                                   ========             ========

- - - - -
*Less than $1 million
The accompanying notes are part of the financial statements.

                                        Ford Motor Company and Subsidiaries

                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                        ------------------------------------

                                 For the Years Ended December 31, 1995, 1994 and 1993
                                                    (in millions)


                                                    1995                      1994                     1993
                                           ----------------------    ---------------------    ----------------------
                                                        Financial                Financial                 Financial
                                           Automotive   Services     Automotive  Services     Automotive   Services
                                           ----------   ---------    ----------  ---------    ----------   ---------
Cash and cash equivalents at January 1     $ 4,481      $  1,739     $  5,667    $  2,555     $  3,504     $  3,182

Cash flows from operating activities
 (Note 16)                                   8,849        12,322        7,542       9,087        6,862        7,145

Cash flows from investing activities
 Capital expenditures                       (8,676)         (321)      (8,310)       (236)      (6,714)        (100)
 Proceeds from sale and leaseback of
  fixed assets                                   0             -            0           -          884            -
 Acquisitions of other companies                 0             0            0        (485)           0         (336)
 Proceeds from sales of subsidiaries             0             0            0         715          173            0
 Acquisitions of receivables and lease
  investments                                    -       (99,967)           -     (90,824)           -      (76,566)
 Collections of receivables and
  lease investments                              -        71,149            -      61,111            -       55,552
 Net acquisitions of daily rental vehicles       -        (1,459)           -        (924)           -            -
 Purchases of securities (Note 16)             (51)       (6,274)        (412)    (10,688)    (100,493)     (13,741)
 Sales and maturities of securities (Note 16)  325         5,052          511       9,649      101,927       12,426
 Proceeds from sales of receivables              -         4,360            -       3,622            -        4,794
 Loans originated net of principal payments      -            (9)           -        (207)           -       (1,466)
 Net investing activity with Financial
  Services                                     (19)            -          355           -         (117)           -
 Other                                         558          (175)        (331)       (312)         (69)         389
                                           -------      --------       ------    --------     --------     --------
   Net cash used in investing activities    (7,863)      (27,644)      (8,187)    (28,579)      (4,409)     (19,048)

Cash flows from financing activities
 Cash dividends                             (1,559)            -       (1,205)          -       (1,086)           -
 Issuance of Common Stock                      601             -          715           -          394            -
 Changes in short-term debt                    413         5,884         (795)     10,314          (66)       6,065
 Proceeds from issuance of other debt          300        23,854          158      21,885          424       22,128
 Principal payments on other debt             (177)      (11,489)         (75)    (14,088)        (376)     (13,791)
 Net financing activity with Automotive          -            19            -        (355)           -          117
 Changes in customers' deposits, excluding
  interest credited                              -             -            -        (422)           -       (3,861)
 Receipts from annuity contracts                 -           283            -       1,124            -          821
 Net (redemption)/issuance of subsidiary
  company preferred stock (Note 1)               -        (1,875)           -         417            -          375
 Other                                         121           102           31        (132)        (124)         (76)
                                           -------      --------     --------    --------     --------      -------
  Net cash (used in)/provided by financing
   activities                                 (301)       16,778       (1,171)     18,743         (834)      11,778

Effect of exchange rate changes on cash        107           (28)         397         166           17           25
Net transactions with Automotive/
 Financial Services                            477          (477)         233        (233)         527         (527)
                                           -------      --------     --------    --------     --------     --------

   Net increase/(decrease) in cash and
    cash equivalents                         1,269           951       (1,186)       (816)       2,163         (627)
                                           -------      --------     --------    --------     --------     --------

Cash and cash equivalents at December 31   $ 5,750      $  2,690     $  4,481    $  1,739     $  5,667     $  2,555
                                           =======      ========     ========    ========     ========     ========

The accompanying notes are part of the financial statements.


                                  Ford Motor Company and Subsidiaries

                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            ----------------------------------------------

                         For the Years Ended December 31, 1995, 1994 and 1993
                                            (in millions)

                                                                   1995             1994            1993
                                                                 -------          -------         -------
CAPITAL STOCK (Note 10)
Common Stock
------------
Balance at beginning of year                                     $   952          $   464         $   454
Issued for Series A Preferred Stock conversion,
 employee benefit plans and other                                    137               19              10
Stock split in form of a 100% stock dividend                           -              469               -
                                                                 -------          -------         -------
  Balance at end of year                                           1,089              952             464

Class B Stock
-------------
Balance at beginning of year                                          71               35              35
Stock split in form of a 100% stock dividend                           -               36               -
                                                                 -------          -------         -------
  Balance at end of year                                              71               71              35

Series A Preferred Stock                                               *                *               *

Series B Preferred Stock (Note 1)                                      *                *               *

CAPITAL IN EXCESS OF PAR VALUE OF STOCK
Balance at beginning of year                                       5,273            5,082           4,698
Exchange of Series B Preferred Stock (Notes 1 and 10)               (632)               -               -
Issued for Series A Preferred Stock conversion,
 employee benefit plans and other                                    464              696             384
Stock split in form of a 100% stock dividend                           -             (505)              -
                                                                 -------          -------         -------
  Balance at end of year                                           5,105            5,273           5,082

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS
 AND OTHER (Note 1)
Balance at beginning of year                                         189           (1,078)            (62)
Translation adjustments during year                                  250              800            (508)
Minimum pension liability adjustment                                (108)             400            (400)
Other                                                                263               67            (108)
                                                                 -------          -------         -------
  Balance at end of year                                             594              189          (1,078)

EARNINGS RETAINED FOR USE IN THE BUSINESS
Balance at beginning of year                                      15,174           11,071           9,628
Net income                                                         4,139            5,308           2,529
Cash dividends                                                    (1,559)          (1,205)         (1,086)
Fair value adjustment from exchange
 of Series B Preferred Stock (Note 1)                                (66)               -               -
                                                                 -------          -------         -------
  Balance at end of year                                          17,688           15,174          11,071
                                                                 -------          -------         -------

Total stockholders' equity                                       $24,547          $21,659         $15,574
                                                                 =======          =======         =======

                                                                                           Series A         Series B
                                                         Common          Class B          Preferred        Preferred
SHARES OF CAPITAL STOCK                                  Stock            Stock             Stock            Stock
                                                         ------          -------          ---------        ---------
Issued at December 31, 1992                                454              35              0.046            0.023

Additions
  1993                                                      10               0                  0                0
  1994 - Stock split in form of a 100% stock
          dividend                                         469              36                  -                -
       - Employee benefit plans and other                   19               -                  -                -
  1995 - Conversion of Series A Preferred Stock            115               -             (0.035)               -
       - Employee benefit plans and other                   22               -                  -                -
       - Exchange of Series B Preferred Stock (Note 10)      -               -                  -           (0.013)
                                                         -----             ---              -----            -----
    Net additions                                          635              36             (0.035)          (0.013)
                                                         -----             ---              -----            -----
Issued at December 31, 1995                              1,089              71              0.011            0.010
                                                         =====             ===              =====            =====

Authorized at December 31, 1995                          3,000             265                -- In total: 30 --

- - - - -
*The balances at the beginning and end of each period were less than $1 million.

The accompanying notes are part of the financial statements.

                      Ford Motor Company and Subsidiaries

                         Notes to Financial Statements


NOTE 1.  Accounting Policies
----------------------------

Principles of Consolidation
---------------------------
The consolidated financial statements include all significant majority owned subsidiaries and reflect the operating results, assets, liabilities and cash flows for two business segments:
Automotive and Financial Services. The assets and liabilities of the Automotive segment are classified as current or noncurrent, and those of the Financial Services segment are unclassified. Affiliates that are 20% to 50% owned, principally Mazda Motor Corporation and AutoAlliance International Inc., and subsidiaries where control is expected to be temporary, principally investments in certain dealerships, are generally accounted for on an equity basis. For purposes of Notes to Financial Statements, "Ford" or "the company" means Ford Motor Company and its majority owned consolidated subsidiaries unless the context requires otherwise.

Use of estimates and assumptions as determined by management is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions. Certain amounts for prior periods have been reclassified to conform with 1995 presentations.

Nature of Operations
--------------------

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

Revenue Recognition - Automotive
--------------------------------

Sales are recorded by the company when products are shipped to
dealers, except as described below.   Estimated costs for
approved sales incentive programs normally are recognized as sales reductions at the time of revenue recognition. Estimated costs for sales incentive programs approved subsequent to the time that related sales were recorded are recognized when the programs are approved.

Beginning December 1, 1995, sales through dealers to certain daily rental companies where the daily rental company has an option to require the company to repurchase vehicles, subject to certain conditions, are recognized over the period of daily rental service in a manner similar to lease accounting. This change in accounting principle was made as a result of the consensus reached on November 15, 1995 by the Emerging Issues Task Force of the Financial Accounting Standards Board on Issue 95-1 concerning the timing of revenue recognition when a manufacturer conditionally guarantees the resale value of a product or agrees to repurchase the product at a fixed price. The company elected to recognize this change in accounting principle on a prospective basis. The effect on the company's 1995 consolidated results of operations was not material, nor is it expected to have a material effect in future years. Implementation of this change will not affect the company's cash flow. Previously, the company recognized revenue for these vehicles when shipped.

----------------------------

Revenue Recognition - Financial Services
----------------------------------------

Revenue from finance receivables is recognized over the term of the receivable using the interest method. Certain loan origination costs are deferred and amortized over the term of the related receivable as a reduction in financing revenue. Revenue from operating leases is recognized as scheduled payments become due. Agreements between Automotive operations and certain Financial Services operations provide for interest supplements and other support costs to be paid by Automotive operations on certain financing and leasing transactions. Financial Services operations recognize this revenue in income over the period that the related receivables and leases are outstanding; the estimated costs of interest supplements and other support costs are recorded as sales incentives by Automotive operations.

Other Costs
-----------

Advertising and sales promotion costs are expensed as incurred.
Advertising costs were $2,024 million in 1995, $1,823 million in 1994 and $1,610 million in 1993.

Estimated costs related to product warranty are accrued at the time of sale.

Research and development costs are expensed as incurred and were $6,509 million in 1995, $5,811 million in 1994, and $5,618 million in 1993.

Income Per Share of Common and Class B Stock
--------------------------------------------

Income per share of Common and Class B Stock is calculated by dividing the income attributable to Common and Class B Stock by the average number of shares of Common Stock and Class B Stock outstanding during the applicable period.

The company has outstanding securities, primarily Series A Preferred Stock, that could be converted to Common Stock. Other obligations, such as stock options, are considered to be common stock equivalents. The calculation of income per share of Common and Class B Stock assuming full dilution takes into account the effect of these convertible securities and common stock equivalents when the effect is material and dilutive.

Income attributable to Common and Class B Stock was as follows
(in millions):

                                               1995        1994       1993
                                              ------      ------     -------
           Net income                        $4,139      $5,308      $2,529
           Less:
           Preferred stock dividend
            requirements                        234         287        288
           Fair value adjustment from
            exchange of Series B
            Preferred Stock*                     66           -          -
                                             ------      ------      -----
              Income attributable to
               Common and Class B Stock      $3,839      $5,021     $2,241
                                             ======      ======     ======

           - - - - -
           * Represents a one-time reduction of $0.06 per share of Common and Class B Stock related to the exchange of Series B Preferred Stock for company-obligated mandatorily redeemable preferred securities of a subsidiary trust; this adjustment equals the excess of the fair value of company-obligated mandatorily redeemable preferred securities at the date of issuance over the carrying amount of exchanged Series B Preferred Stock

----------------------------

Derivative Financial Instruments
--------------------------------

The company and many of its subsidiaries have entered into agreements to manage certain exposures to fluctuations in foreign exchange and interest rates. All derivative financial instruments are classified as "held for purposes other than trading;" company policy specifically prohibits the use of derivatives for speculative purposes.

Ford has operations in many countries outside the U.S., and purchases and sales of finished vehicles and production parts, debt and other payables, subsidiary dividends, and investments in subsidiaries are frequently denominated in foreign currencies. Agreements to manage foreign exchange exposures include foreign currency forward contracts, currency swaps and, to a lesser extent, foreign currency options. Gains and losses on the various agreements are recognized in income during the period of the related transactions, included in the bases of the related transactions, or, in the case of hedges of net investments in foreign subsidiaries, recognized as an adjustment to the foreign currency translation component of stockholders' equity.

Financial Services operations issue debt and other payables for which the maturity and interest rate structure differs from the invested assets to ensure continued access to capital markets and to minimize overall borrowing costs. Agreements to manage interest rate exposures include primarily interest rate swap agreements. The differential paid or received on interest rate swap agreements is recognized as an adjustment to interest expense in the period.

Foreign Currency Translation
-----------------------------

Revenues, costs and expenses of foreign subsidiaries are translated to U.S. dollars at average-period exchange rates. The effect of changes in foreign exchange rates on revenues and costs was generally unfavorable in 1995, 1994 and 1993.

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

The effect of changes in foreign exchange rates on assets and liabilities, as described above, increased net income by $13 million in 1995, $376 million in 1994, and $419 million in 1993. These amounts included net transaction and translation gains before taxes of $37 million in 1995, $574 million in 1994 and $988 million in 1993. These gains were offset by higher costs of sales that resulted from the use of historical exchange rates for inventories sold during the period in countries with high inflation rates.

Impairment of Long-Lived Assets and Certain Identifiable
Intangibles
--------------------------------------------------------

The company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare operating income before amortization of goodwill to the amortization recorded for the operations to which the goodwill relates. The company also considers projected future operating results, trends and other circumstances in making such estimates and evaluations.

Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," was issued in March 1995.
SFAS 121 requires that, effective January 1, 1996, long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. It also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The effect of adopting SFAS 121 is not expected to be material.

----------------------------

Goodwill
--------

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is amortized using the straight-line method principally over 40 years. Total goodwill included in Automotive and Financial Services other assets at December 31, 1995 was $2.3 billion and $3.2 billion, respectively.

Company-Obligated Mandatorily Redeemable Preferred Securities of
a Subsidiary Trust
----------------------------------------------------------------

On December 21, 1995, Ford Motor Company Capital Trust I (the "Trust") issued $632 million of its 9% Trust Originated Preferred Securities (the "Preferred Securities") in a one-for-one exchange for 25,273,537 shares of the company's outstanding Series B Depositary Shares ("Depositary Shares"), each representing 1/2,000 of a share of Series B Preferred Stock of Ford. Concurrent with the issuance of the Preferred Securities in exchange for Depositary Shares and the related purchase by Ford of the Trust's common securities (the "Common Securities"), the company issued to the Trust $651 million aggregate principal amount of its 9% Junior Subordinated Debentures due December 2025 (the "Debentures"). The sole assets of the Trust are and will be the Debentures. The interest and other payment dates on the Debentures correspond to the distribution and other payment dates on the Preferred Securities and Common Securities. The Debentures are redeemable, in whole or in part, at the company's option on or after December 1, 2002, at a redemption price of $25 per Debenture plus accrued and unpaid interest. If the company redeems the Debentures, or upon maturity of the Debentures, the Trust is required to redeem the Preferred Securities and Common Securities at $25 per share plus accrued and unpaid distributions.

Ford guarantees to pay in full to the holders of the Preferred Securities all distributions and other payments on the Preferred Securities to the extent not paid by the Trust only if and to the extent that Ford has made a payment of interest or principal on the Debentures. This guarantee, when taken together with Ford's obligations under the Debentures and the Indenture relating thereto and its obligations under the Declaration of Trust of the Trust, including its obligation to pay certain costs and expenses of the Trust, constitutes a full and unconditional guarantee by Ford of the Trust's obligations under the Preferred Securities.

Preferred Stockholders' Equity in a Subsidiary Company
------------------------------------------------------

During Fourth Quarter 1995, Ford Holdings, Inc. ("Ford Holdings"), a subsidiary of Ford, merged with Ford Holdings Capital Corporation, a subsidiary of Ford Holdings, which resulted in the cancellation of the voting preferred stock of Ford Holdings in exchange for payment by Ford Holdings of the liquidation preference of the stock plus accrued and unpaid dividends. Ford Holdings funded the payment to the holders of the preferred stock primarily with bank loans.

NOTE 2.  Marketable and Other Securities
----------------------------------------

Trading securities are recorded at fair value with unrealized gains and losses included in income. Available-for-sale securities are recorded at fair value with unrealized gains and losses excluded from income and reported, net of tax, in a separate component of stockholders' equity. Held-to-maturity securities are recorded at amortized cost. Equity securities which do not have readily determinable fair values are recorded at cost. The bases of cost used in determining realized gains and losses are specific identification for Automotive operations and first-in, first-out for Financial Services operations.

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

Automotive
----------

Investments in securities at December 31, 1995 were as follows (in millions):

                                                          Gross          Gross                 Memo:
                                           Amortized    Unrealized     Unrealized    Fair      Book
                                             Cost         Gains          Losses      Value     Value
                                           ---------    ----------     ----------    -----     -----
Trading securities                          $6,646        $12              $2        $6,656    $6,656
                                            ======        ===              ==        ======    ======

Investments in securities at December 31, 1994 were as follows (in millions):

                                                            Gross        Gross                Memo:
                                              Amortized  Unrealized   Unrealized     Fair     Book
                                                Cost        Gains        Losses     Value     Value
                                              ---------  ----------   ----------    ------    ------
Trading securities                            $7,382         $3          $56       $7,329     $7,329

Available-for-sale securities
-----------------------------
Debt securities issued by foreign governments     23          0            0           23         23
Corporate securities                             231          0            1          230        230
                                              ------         --          ---       -------    ------
  Total available-for-sale securities            254          0            1          253        253

Held-to-maturity securities
---------------------------
Corporate securities                             20           0            0           20         20
                                             ------          --          ---       ------     ------

  Total investments in securities            $7,656          $3          $57       $7,602     $7,602
                                             ======          ==          ===       ======     ======

All debt securities classified as available-for-sale or held-to-maturity had contractual maturities of one year or less.

Included in stockholders' equity at December 31, 1995 and 1994 was $146 million and $188 million, respectively, which represented principally the company's equity interest in the unrealized gains on securities owned by certain unconsolidated subsidiaries.

----------------------------------------

Financial Services
------------------

Investments in securities at December 31, 1995 were as follows (in millions):

                                                           Gross        Gross                Memo:
                                              Amortized  Unrealized   Unrealized   Fair      Book
                                                Cost       Gains        Losses     Value     Value
                                              --------- -----------   ---------    ------    ------

Trading securities                             $  477    $  1          $ 2         $  476    $  476

Available-for-sale securities
-----------------------------
Debt securities issued by the U.S.
 government and agencies                          574      20            0            594       594
Municipal securities                              102       3            2            103       103
Debt securities issued by foreign governments      38       1            0             39        39
Corporate securities                              579      12            9            582       582
Mortgage-backed securities                        336       4            1            339       339
Other debt securities                              13       0            0             13        13
Equity securities                                 300      58            0            358       358
                                               ------     ---          ---         ------    ------
  Total available-for-sale securities           1,942      98           12          2,028     2,028

Held-to-maturity securities
---------------------------
Debt securities issued by the U.S.
 government and agencies                           8        1            0              9         8
Municipal securities                           1,132       60            7          1,185     1,132
Corporate securities                             585       15            2            598       585
                                              ------      ---          ---         ------    ------
  Total held-to-maturity securities            1,725       76            9          1,792     1,725

  Total investments in securities with
   readily determinable fair value             4,144     $175          $23         $4,296     4,229
                                                         ====         ====         ======

Equity securities not practicable to
 fair value                                      324                                            324
                                               -----                                         ------

    Total investments in securities           $4,468                                         $4,553
                                              ======                                         ======

Investments in securities at December 31, 1994 were as follows (in millions):

                                                            Gross         Gross               Memo:
                                              Amortized   Unrealized    Unrealized   Fair     Book
                                                Cost        Gains         Losses     Value    Value
                                              --------    ----------    ----------   -----    -------
Trading securities                            $  715         $ 6           $ 10     $  711     $  711

Available-for-sale securities
-----------------------------
Debt securities issued by the U.S.
 government and agencies                         692           1            38         655        655
Municipal securities                             155           1            11         145        145
Debt securities issued by foreign governments    106           0            10          96         96
Corporate securities                           1,929           3           152       1,780      1,780
Mortgage-backed securities                       871           0            62         809        809
Other debt securities                             22           0             0          22         22
Equity securities                                172          34             6         200        200
                                              ------         ---          ----      ------     ------

  Total available-for-sale securities          3,947          39           279       3,707      3,707

Held-to-maturity securities
---------------------------
Debt securities issued by the U.S.
 government and agencies                          10           0             0          10         10
Municipal securities                             783           0            12         771        783
Corporate securities                             570           4            27         547        570
                                              ------         ---          ----      ------     ------
  Total held-to-maturity securities            1,363           4            39       1,328      1,363

  Total investments in securities with
   readily determinable fair value             6,025         $49          $328      $5,746      5,781
                                                             ===          ====      ======

Equity securities not practicable to
 fair value                                     324                                               324
                                             ------                                            ------

    Total investments in securities          $6,349                                                                $6,105
                                             ======                                            ======

----------------------------------------

Financial Services (Cont'd)
------------------

The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, 1995, by contractual maturity, were as follows (in millions):

                                                 Available-for-sale       Held-to-maturity
                                                ---------------------  ----------------------
                                                Amortized                Amortized
                                                  Cost     Fair Value     Cost     Fair Value
                                                ---------  ----------  ----------  ----------
     Due in one year or less                    $  173     $  173      $   50      $   47
     Due after one year through five years         522        534         281         285
     Due after five years through ten years        449        454       1,317       1,381
     Due after ten years                           283        293          77          79
     Mortgage-backed securities                    215        216           -           -
     Equity securities                             300        358           -           -
                                                ------     ------      ------      ------
       Total                                    $1,942     $2,028      $1,725      $1,792
                                                ======     ======      ======      ======

The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31, 1994, by contractual maturity, were as follows (in millions):


                                                 Available-for-sale       Held-to-maturity
                                              -----------------------  ----------------------
                                              Amortized                Amortized
                                                Cost     Fair Value      Cost     Fair Value
                                              ---------  ------------  ---------  -----------
     Due in one year or less                  $  113     $  112      $   59      $   58
     Due after one year through five years       755        728         184         184
     Due after five years through ten years      637        596         782         768
     Due after ten years                       1,399      1,262         338         318
     Mortgage-backed securities                  871        809           -           -
     Equity securities                           172        200           -           -
                                              ------     ------      ------      ------
       Total                                  $3,947     $3,707      $1,363      $1,328
                                              ======     ======      ======      ======

Proceeds from sales of available-for-sale securities were $2.4 billion in 1995 and $9.1 billion in 1994; gross gains of $39 million and gross losses of $18 million were realized on those sales in 1995, and gross gains of $24 million and gross losses of $56 million were realized on those sales in 1994. Stockholders' equity included, net of tax, a net unrealized gain of $56 million at December 31, 1995 and a net unrealized loss of $155 million at December 31, 1994. Proceeds from sales of investments in debt securities were $11.2 billion in 1993; gross gains of $113 million and gross losses of $20 million were realized on those sales.

NOTE 3.  Receivables - Financial Services
-----------------------------------------

Included in net receivables and lease investments at December 31 were net finance receivables, investments in direct financing leases and investments in operating leases. The investments in direct financing and operating leases relate to the leasing of vehicles, various types of transportation and other equipment, and facilities.

Net finance receivables at December 31 were as follows (in millions):

                                                      1995          1994
                                                    --------      --------
            Automotive                              $ 98,162      $ 87,858
            Real estate, mainly residential           17,577        15,560
            Other                                      7,732         6,237
                                                    --------      --------
              Total finance receivables              123,471       109,655
            Loan origination costs                       268           194
            Unearned income                          (11,045)       (9,656)
            Allowance for credit losses               (1,947)       (1,762)
            Unearned insurance premiums and
             unpaid insurance claims related
             to finance receivables                       (2)          (90)
                                                    --------      --------
                Net finance receivables             $110,745      $ 98,341
                                                    ========      ========

            Fair value                              $112,798      $ 99,518


Included in finance receivables at December 31, 1995 and 1994 were a total of $1.3 billion owed by three customers with the largest receivable balances. Other finance receivables consisted primarily of commercial and consumer loans, collateralized loans, credit card receivables, general corporate obligations and accrued interest. Also included in other finance receivables at December 31, 1995 and 1994 were $3.5 billion and $3.4 billion, respectively, of accounts receivable purchased by certain Financial Services operations from Automotive operations.

Contractual maturities of automotive and other finance receivables are as follows (in millions): 1996 - $53,718;
1997 - $20,569; 1998 - $14,160; thereafter - $17,447.
Experience indicates that a substantial portion of the portfolio generally is repaid before the contractual maturity dates.

The fair value of most receivables was estimated by discounting future cash flows using an estimated discount rate that reflected the credit, interest rate and prepayment risks associated with similar types of instruments. For receivables with short maturities, the book value approximated fair value.

Sales of finance receivables increased net income by $69 million in 1995, $15 million in 1994 and $60 million in 1993.

Investments in direct financing leases at December 31 were as follows (in millions):

                                                         1995           1994
                                                       -------       --------
       Minimum lease rentals                           $ 9,385        $ 8,321
       Estimated residual values                         3,960          3,715
       Lease origination costs                              81             70
       Unearned income                                  (2,439)        (2,299)
       Allowance for credit losses                        (155)          (185)
                                                       -------        -------
         Net investments in direct financing leases    $10,832        $ 9,622
                                                       =======        =======

Minimum direct financing lease rentals (including executory costs of $31 million) are contractually due as follows (in millions):
1996 - $3,093; 1997 - $2,346; 1998 - $1,489; 1999 - $893; thereafter - $1,595.

-----------------------------------------

Investments in operating leases at December 31 were as follows (in millions):

                                                        1995           1994
                                                       -------        -------
       Vehicles and other equipment, at cost            $34,855        $28,050
       Lease origination costs                               50             38
       Accumulated depreciation                          (6,499)        (5,425)
       Allowance for credit losses                         (289)          (270)
                                                        -------        -------
           Net investments in operating leases          $28,117        $22,393
                                                        =======        =======

Minimum rentals on operating leases are contractually due as follows (in millions): 1996 - $6,364; 1997 - $2,694; 1998 -
$431; 1999 - $131; thereafter - $222.

Depreciation expense for assets subject to operating leases is provided primarily on the straight-line method over the term of the lease in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Gains and losses upon disposal of the asset also are included in depreciation expense. Depreciation expense was as follows (in millions): 1995 - $5,508; 1994 - $4,231; 1993 - $2,984.

Allowances for credit losses are estimated and established as required based on historical experience. Other factors that affect collectibility also are evaluated, and additional amounts may be provided. Finance receivables and lease investments are charged to the allowances for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowances for credit losses.

Changes in the allowances for credit losses were as follows (in millions):

                                                1995       1994        1993
                                               -------    ------      ------
          Beginning balance                    $ 2,217    $2,352      $2,257
          Additions                              1,327       988       1,019
          Net losses                           (1,120)      (826)       (903)
          Other changes                           (33)      (297)        (21)
                                              -------     ------      ------
            Ending balance                    $ 2,391     $2,217      $2,352
                                              =======     ======      ======

Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," was issued in May 1993 and amended in October 1994 by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." The Standards require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. The company adopted these standards as of January 1, 1995, and the effect was not material.


NOTE 4.  Inventories - Automotive
---------------------------------

Inventories at December 31 were as follows (in millions):

                                                               1995       1994
                                                              ------     ------
           Raw materials, work in process and supplies        $3,717     $3,192
           Finished products                                   3,445      3,295
                                                              ------     ------
              Total inventories                               $7,162     $6,487
                                                              ======     ======

           U.S. inventories                                   $2,662     $2,917

Inventories are stated at the lower of cost or market. The cost of most U.S. inventories is determined by the last-in, first-out ("LIFO") method. The cost of the remaining inventories is determined primarily by the first-in, first-out ("FIFO") method.

If the FIFO method had been used instead of the LIFO method, inventories would have been higher by $1,406 million and $1,383 million at December 31, 1995 and 1994, respectively.

NOTE 5.  Net Property, Depreciation and Amortization - Automotive
-----------------------------------------------------------------

Net property at December 31 was as follows (in millions):

                                                         1995         1994
                                                       --------     --------
            Land                                       $    381     $    359
            Buildings and land improvements               7,539        6,939
            Machinery, equipment and other               38,954       33,551
            Construction in progress                      1,609        1,685
                                                       --------     --------
              Total land, plant and equipment            48,483       42,534
            Accumulated depreciation                    (25,313)     (22,738)
                                                       --------     --------
              Net land, plant and equipment              23,170       19,796
            Unamortized special tools                     8,103        7,252
                                                       --------     --------
              Net property                             $ 31,273     $ 27,048
                                                       ========     ========

Property, equipment and special tools are stated at cost, less accumulated depreciation and amortization. Property and equipment placed in service before January 1, 1993 are depreciated using an accelerated method that results in accumulated depreciation of approximately two-thirds of asset cost during the first half of the estimated useful life of the asset. Property and equipment placed in service after December 31, 1992 are depreciated using the straight-line method of depreciation over the estimated useful life of the asset. On average, buildings and land improvements are depreciated based on a 30-year life; machinery and equipment are depreciated based on a 14-year life. Special tools are amortized using an accelerated method over periods of time representing the estimated productive life of those tools.

Depreciation and amortization expenses were as follows (in millions):

                               1995         1994         1993
                              ------       ------       ------
     Depreciation             $2,454       $2,297       $2,392
     Amortization              2,765        2,129        2,012
                              ------       ------       ------
          Total               $5,219       $4,426       $4,404
                              ======       ======       ======

When property and equipment are retired, the general policy is to charge the cost of those assets, reduced by net salvage proceeds, to accumulated depreciation. Maintenance, repairs, and rearrangement costs are expensed as incurred and were $2,529 million in 1995, $2,377 million in 1994, and $1,934 million in 1993. Expenditures that increase the value or productive capacity of assets are capitalized. Preproduction costs related to new facilities are expensed as incurred.


NOTE 6.  Income Taxes
---------------------

Income/(loss) before income taxes for U.S. and foreign operations, excluding equity in net (loss)/income of affiliated companies, was as follows (in millions):

                                           1995       1994        1993
                                          ------     ------      ------
               U.S.                       $5,521     $6,944      $4,152
               Foreign                     1,338      1,574        (276)
                                          ------     ------      ------
                 Total income
                  before income taxes     $6,859     $8,518      $3,876
                                          ======     ======      ======

The provision for income taxes was estimated as follows (in millions):

                                              1995       1994        1993
                                             ------     ------      ------
           Currently payable
             U.S. federal                    $  971     $1,640      $1,259
             Foreign                            578        690         169
             State and local                     17        165         123
                                             ------     ------      ------
               Total currently payable        1,566      2,495       1,551
           Deferred tax liability/(benefit)
             U.S. federal                       731        827        (161)
             Foreign                            (10)       (71)       (106)
             State and local                     92         78          66
                                             ------     ------      ------
               Total deferred                   813        834        (201)
                                             ------     ------      ------
           Total provision                   $2,379     $3,329      $1,350
                                             ======     ======      ======

---------------------

The provision includes estimated taxes payable on that portion of retained earnings of subsidiaries expected to be received by the company. No provision was made with respect to $2.6 billion of retained earnings at December 31, 1995 that have been invested by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings.

A reconciliation of the provision for income taxes compared with the amounts at the U.S. statutory tax rate is shown below (in millions):

                                                         1995       1994         1993
                                                        -------    -------     -------
       Tax provision at U.S. statutory rate of 35%       $2,400     $2,981      $1,357

       Effect of:
         Foreign taxes over U.S. tax rate                   100         68         219
         State and local income taxes                        71        158         118
         Rate adjustments on U.S. and foreign
          deferred taxes                                      -          -        (199)
         Income not subject to tax or subject to
          tax at reduced rates                              (47)       (62)        (70)
         Other                                             (145)       184         (75)
                                                         ------     ------      ------
           Provision for income taxes                    $2,379     $3,329      $1,350
                                                         ======     ======      ======

       Effective tax rate                                  34.7%      39.1%       34.8%

Deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations and net operating losses of subsidiaries. The components of deferred income tax assets and liabilities at December 31 were as follows (in millions):

                                                        1995           1994
                                                      --------       --------
       Deferred tax assets
       -------------------
       Employee benefit plans                         $ 6,672         $ 5,951
       Dealer and customer allowances and claims        3,750           3,375
       Allowance for credit losses                        921             821
       Net operating loss carryforwards                   844           1,152
       Alternative minimum tax                            440             318
       Depreciation and amortization
        (excludes leasing transactions)                     -              39
       All other                                        1,711           1,466
       Valuation allowances                              (158)           (159)
                                                      -------         -------
          Total deferred tax assets                    14,180          12,963

       Deferred tax liabilities
       ------------------------
       Leasing transactions                             4,933           3,935
       Depreciation and amortization
        (excludes leasing transactions)                 3,626           2,804
       Employee benefit plans                           1,486           1,443
       All other                                        1,920           1,604
                                                      -------         -------
          Total deferred tax liabilities               11,965           9,786
                                                      -------         -------

            Net deferred tax assets                   $ 2,215         $ 3,177
                                                      =======         =======

Foreign net operating loss carryforwards for tax purposes were $2.4 billion at December 31, 1995. A substantial portion of these losses has an indefinite carryforward period; the remaining losses have expiration dates beginning in 1996. For financial statement purposes, the tax benefit of operating losses is recognized as a deferred tax asset, subject to appropriate valuation allowances. The company evaluates the tax benefits of operating loss carryforwards on an ongoing basis. Such evaluations include a review of historical and consideration of projected future operating results, the eligible carryforward period and other circumstances.

NOTE 7.  Liabilities - Automotive
---------------------------------

Current Liabilities
-------------------

Included in accrued liabilities at December 31 were the following
(in millions):

                                                              1995         1994
                                                            --------     -------
       Dealer and customer allowances and claims             $ 7,824     $ 7,115
       Employee benefit plans                                  2,225       2,130
       Salaries, wages, and employer taxes                       843         598
       Postretirement benefits other than pensions               782         688
       Other                                                   1,718       1,412
                                                             -------      ------
           Total accrued liabilities                         $13,392     $11,943
                                                             =======     =======

Noncurrent Liabilities
----------------------

Included in other liabilities at December 31 were the following (in millions):

                                                              1995         1994
                                                             -------     --------
       Postretirement benefits other than pensions           $14,533      $14,025
       Dealer and customer allowances and claims               5,514        6,044
       Employee benefit plans                                  2,657        2,232
       Unfunded pension obligation                               627          362
       Minority interests in net assets of subsidiaries          121          118
       Other                                                   2,225        2,139
                                                             -------      -------
           Total other liabilities                           $25,677      $24,920
                                                             =======      =======


NOTE 8.  Employee Retirement Benefits
-------------------------------------

Employee Retirement Plans
-------------------------

The company has two principal retirement plans in the U.S. The Ford-UAW Retirement Plan covers hourly employees represented by the UAW, and the General Retirement Plan covers substantially all other employees of the company and several finance subsidiaries in the U.S. The hourly plan provides noncontributory benefits related to employee service. The salaried plan provides similar noncontributory benefits and contributory benefits related to pay and service. Other U.S. and non-U.S. subsidiaries have separate plans that generally provide similar types of benefits covering their employees. The company and its subsidiaries also have defined benefit plans applicable to certain executives which are not funded.

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

The company's pension expense, including Financial Services, was as follows (in millions):

                                       1995                     1994                     1993
                             ----------------------   ------------------------  ------------------------
                                           Non-                       Non-                      Non-
                             U.S. Plans  U.S. Plans   U.S. Plans   U.S. Plans   U.S. Plans    U.S. Plans
                             ----------  ----------   ----------   ----------   ----------    ----------
Benefits attributed to
 employees' service         $   435     $   208      $   526        $ 236     $   419       $   181
Interest on projected
 benefit obligation           1,776         785        1,639          677       1,517           667
Return on assets:
 Actual (gain)/loss          (5,696)     (1,201)         (74)         137      (2,264)       (1,370)
 Deferred gain/(loss)         3,565         435       (1,928)        (759)        389           677
                            -------     -------      -------        -----     -------       -------
   Recognized (gain)         (2,131)       (766)      (2,002)        (622)     (1,875)         (693)
Net amortization and other      408         234          452          151         259           169
                            -------     -------      -------        -----     -------       -------
   Net pension expense      $   488     $   461      $   615        $ 442     $   320       $   324
                            =======     =======      =======        =====     =======       =======

Discount rate for expense      8.25%        8.3%         7.0%         7.2%        8.0%          8.6%

Assumed long-term rate
 of return on assets           9.0 %        9.0%         9.0%         9.0%        9.5%          9.5%

-------------------------------------

Pension expense in 1995 decreased for U.S. plans primarily as a result of higher discount rates, and increased for non-U.S. plans primarily as a result of benefit improvements and unfavorable exchange rates. Pension expense increased in 1994 as a result of lower discount rates for both U.S. and non-U.S. plans. In addition, amendments made in September 1993 to the Ford-UAW Retirement Plan and the General Retirement Plan provided benefit improvements that increased U.S. expense in 1995 and 1994.

The status of these plans at December 31 was as follows (in millions):


                                                      1995                            1994
                                         ------------------------------  -------------------------------
                                         Assets in   Accum.              Assets in    Accum.
                                         Excess of  Benefits             Excess of    Benefits
                                          Accum.    in Excess  Total      Accum.      in Excess   Total
                                         Benefits   of Assets  Plans     Benefits     of Assets   Plans
                                         ---------  --------- --------   ---------    ---------  -------
U.S. Plans
----------
 Plan assets at fair value               $27,921    $   154   $28,075    $23,264       $   132   $23,396

 Actuarial present value of:
  Vested benefits                        $20,641    $   516   $21,157    $17,217       $   404   $17,621
  Accumulated benefits                    23,980        568    24,548     20,256           453    20,709
  Projected benefits                      25,607        670    26,277     21,404           541    21,945
 Plan assets in excess of/(less than)
  projected benefits                     $ 2,314    $  (516)  $ 1,798    $ 1,860       $  (409)  $ 1,451
 Unamortized (net asset)/net
  transition obligation a/                  (142)        10      (132)      (164)           12      (152)
 Unamortized prior service cost b/         1,808         60     1,868      2,134            86     2,220
 Unamortized net (gains)/losses c/          (758)       144      (614)      (717)           56      (661)
                                         -------    -------   -------    -------       -------   -------
   Prepaid pension asset/(liability)       3,222       (302)    2,920      3,113          (255)    2,858
 Adjustment required to recognize
  minimum liability d/                         -       (114)     (114)         -           (77)      (77)
                                         -------    -------   -------    -------        -------  -------
 Prepaid pension asset/(liability)
    recognized in the balance sheet      $ 3,222    $  (416)  $ 2,806    $ 3,113       $  (332)  $ 2,781
                                         =======    =======   =======    =======       =======   =======

 Plan assets in excess of/(less than)
  accumulated benefits                   $ 3,941    $  (414)  $ 3,527    $ 3,008       $  (321)  $ 2,687

 Assumptions:
  Discount rate at year-end                                       7.0%                              8.25%
  Average rate of increase in compensation                        5.5%                              5.5 %

Non-U.S. Plans
--------------
 Plan assets at fair value               $ 8,447    $   938   $ 9,385    $ 7,018       $   950   $ 7,968

 Actuarial present value of:
  Vested benefits                        $ 6,468    $ 3,478   $ 9,946    $ 5,318       $ 2,895   $ 8,213
  Accumulated benefits                     6,556      3,506    10,062      5,419         3,053     8,472
  Projected benefits                       7,751      3,654    11,405      6,321         3,240     9,561
 Plan assets in excess of/(less than)
  projected benefits                     $   696    $(2,716)  $(2,020)   $   697       $(2,290)  $(1,593)
 Unamortized net transition obligation a/     63        230       293         32           241       273
 Unamortized prior service cost b/           330        170       500        227           248       475
 Unamortized net (gains)/losses c/          (184)       255        71        (81)          (25)     (106)
                                         -------    -------   -------    -------       -------   -------
   Prepaid pension asset/(liability)         905     (2,061)   (1,156)       875        (1,826)     (951)
 Adjustment required to recognize
  minimum liability d/                         -       (517)     (517)         -          (284)     (284)
                                          -------    -------   -------    -------      -------   -------
   Prepaid pension asset/(liability)
    recognized in the balance sheet      $   905    $(2,578)  $(1,673)   $   875       $(2,110)   $(1,235)
                                         =======    =======   =======    =======       =======    =======

 Plan assets in excess of/(less than)
  accumulated benefits                   $ 1,891    $(2,568)  $  (677)   $ 1,599       $(2,103)  $  (504)

 Assumptions:
  Discount rate at year-end                                       7.6%                               8.3%
  Average rate of increase in compensation                        5.1%                               5.2%
- - - - -

a/ The balance of the initial difference between assets and obligation deferred for recognition over a 15-year period.
b/ The prior service effect of plan amendments deferred for recognition over remaining service.
c/ The deferred gain or loss resulting from investments, other experience and changes in assumptions.
d/ An adjustment to reflect the unfunded accumulated benefit obligation in the balance sheet for plans whose benefits exceed the assets -- at year-end 1995, the unfunded liability in excess of $448 million is recorded net of deferred taxes as a $108 million reduction in stockholders' equity, and at year-end 1994, the unfunded liability was offset by an intangible asset.

-------------------------------------

Postretirement Health Care and Life Insurance Benefits
------------------------------------------------------

The company and certain of its subsidiaries sponsor unfunded plans to provide selected health care and life insurance benefits for retired employees. The company's U.S. and Canadian employees may become eligible for these benefits if they retire while working for the company; however, benefits and eligibility rules may be modified from time to time. The estimated cost for postretirement health care benefits is accrued over periods of employee service on an actuarially determined basis.

Net postretirement benefit expense, including Financial Services, was as follows (in millions):

                                                          1995          1994           1993
                                                         -------       -------       -------
       Benefits attributed to employees' service          $  223        $  263        $  240
       Interest on accumulated benefit obligation          1,160         1,088         1,207
        Net amortization                                     (68)          (32)            -
                                                          ------        ------        ------
         Net postretirement benefit expense               $1,315        $1,319        $1,447
                                                          ======        ======        ======

       Retiree benefit payments                           $  698        $  639        $  654

The status of these plans at December 31 was as follows (in millions):

                                                               1995          1994
                                                             -------       -------
       Accumulated postretirement benefit obligation:
         Retirees                                            $ 8,413       $ 6,720
         Active employees eligible to retire                   3,014         2,282
         Other active employees                                5,717         4,266
                                                             -------       -------
           Total accumulated obligation                       17,144        13,268
       Unamortized prior service cost a/                         270           321
       Unamortized net (losses)/gains b/                      (1,756)        1,440
                                                             -------       -------
         Accrued liability                                   $15,658       $15,029
                                                             =======       =======

       Assumptions:
         Discount rate                                           7.25%         8.75%
         Present health care cost trend rate                     9.5 %         5.9 %
         Ultimate trend rate in ten years                        5.5 %         5.5 %
         Weighted-average trend rate                             6.6 %         6.6 %

- - - - -
a/ The prior service effect of plan amendments deferred for recognition over remaining service to retirement eligibility.
b/ The deferred gain or loss resulting from experience and changes in assumptions deferred for recognition over remaining service to retirement.

Changing the assumed health care cost trend rates by one percentage point is estimated to change the aggregate service and interest cost components of net postretirement benefit expense for 1995 by about $245 million and the accumulated postretirement benefit obligation at December 31, 1995 by about $2 billion. Health care trend rates, together with other assumptions, are subject to review annually in the first quarter. Based on estimates of recent experience and the general health care cost trend outlook, it is expected that these rates will be lowered.

NOTE 9.  Debt
-------------

The fair value of debt was estimated based on quoted market prices or current rates for similar debt with the same remaining maturities.

Automotive
----------

Debt at December 31 was as follows (in millions):

                                                        Weighted Average
                                                          Interest Rate*           Book Value
                                                        -------------------  -------------------
                                             Maturity     1995       1994      1995       1994
                                             ---------  --------   --------  --------  ---------
     Debt payable within one year
     ----------------------------
     Short-term debt                                    6.6%       10.0%     $  872     $  112
     Long-term debt payable within one year                                     960         43
                                                                             ------     ------
       Total debt payable within one year                                     1,832        155

     Long-term debt                         1997-2043   9.2%        9.0%      5,475      7,103
                                                                             ------     ------

       Total debt                                                            $7,307     $7,258
                                                                             ======     ======

     Fair value                                                              $8,160     $7,492
- - - - -

     *Excludes the effect of interest rate swap agreements

Long-term debt at December 31, 1995 included maturities as follows (in millions): 1996 - $960 (included in current liabilities); 1997 - $580; 1998 - $351; 1999 - $53; 2000 -
$1,003; thereafter - $3,488.

Included in long-term debt at December 31, 1995 and 1994 were obligations of $5,031 million and $6,567 million, respectively, with fixed interest rates and $444 million and $536 million, respectively, with variable interest rates (generally based on LIBOR or other short-term rates). Obligations payable in foreign currencies at December 31, 1995 and 1994 were $968 million and $994 million, respectively.

Agreements to manage exposures to fluctuations in interest rates, which include primarily interest rate swap agreements and futures contracts, did not materially change the overall weighted-average rate on long-term debt and effectively decreased the obligations subject to variable interest rates to $287 million at December 31, 1995 and $465 million at December 31, 1994.

Financial Services
------------------

Debt at December 31 was as follows (in millions):
                                                           Weighted Average
                                                            Interest Rate*         Book Value
                                                          -------------------  -------------------

                                               Maturity     1995       1994      1995      1994
                                               ---------  --------   --------  --------  ---------
     Debt payable within one year
     ----------------------------
     Unsecured short-term debt                                                 $   3,032  $  2,990
     Commercial paper                                                             56,002    51,008
     Other short-term debt                                                         1,927     2,301
                                                                               ---------  --------
       Total short-term debt                               5.7%       5.9%        60,961    56,299
     Long-term debt payable within one year                                       12,097     9,310
                                                                               ---------  --------
       Total debt payable within one year                                         73,058    65,609

     Long-term debt
     --------------
     Secured indebtedness                    1997-2005    7.7%       6.7%            89         98
     Unsecured senior indebtedness
       Notes and bank debt                   1997-2048    6.9%       7.1%        64,810     54,248
       Debentures                            1997-2010    7.4%       7.8%           591        560
       Unamortized (discount)                                                        (5)       (61)
                                                                               --------   --------
          Total unsecured senior indebtedness                                    65,396     54,747
     Unsecured subordinated indebtedness
       Notes                                 1997-2021    8.8%       9.2%         2,665      3,159
       Debentures                            1997-2009    8.1%       8.1%           141        141
       Unamortized (discount)                                                       (32)       (41)
                                                                               --------   --------
         Total unsecured subordinated
           indebtedness                                                           2,774      3,259
                                                                               --------   --------
           Total long-term debt                                                  68,259     58,104
                                                                               --------   --------
             Total debt                                                        $141,317   $123,713
                                                                               ========   ========

     Fair value                                                                $144,730   $122,252
- - - - -

     *Excludes the effect of interest rate swap agreements

-------------

Financial Services (Cont'd)
------------------

Information concerning short-term borrowings (excluding long-term debt payable within one year) is as follows (in millions):

                                                                    1995           1994           1993
                                                                   --------      --------      ---------
      Average amount of short-term borrowings                      $60,203       $50,106        $38,353
      Weighted-average short-term interest rates per annum
       (average year)                                                 6.0%          4.6%           3.8%
      Average remaining term of commercial paper
       at December 31                                             34 days       27 days         29 days

Long-term debt at December 31, 1995 included maturities as follows (in millions): 1996 - $12,097; 1997 - $14,326; 1998 - $13,696;
1999 - $11,485; 2000 - $12,306; thereafter - $16,446.

Included in long-term debt at December 31, 1995 and 1994 were obligations of $53.2 billion and $45.9 billion, respectively, with fixed interest rates and $15.1 billion and $12.2 billion, respectively, with variable interest rates (generally based on LIBOR or other short-term rates). Obligations payable in foreign currencies at December 31, 1995 and 1994 were $21 billion and $12.2 billion, respectively. These obligations were issued primarily to fund foreign business operations.

Agreements to manage exposures to fluctuations in interest rates include primarily interest rate swap agreements. At December 31, 1995, these agreements did not change the overall weighted-average rate on long-term debt of 7% excluding these agreements, and effectively decreased the obligations subject to variable interest rates to $11.9 billion. At December 31, 1995, the weighted-average interest rate on short-term debt increased to 5.8%, compared with 5.7% excluding these agreements. At
December 31, 1994, these agreements decreased the overall weighted-average rate on long-term debt to 7.1%, compared with 7.2% excluding these agreements, and effectively decreased the obligations subject to variable rates to $7.2 billion. At December 31, 1994, the weighted-average interest rate on short-term debt decreased to 5.6%, compared with 5.9% excluding these agreements.

Support Facilities
------------------

At December 31, 1995, Ford had long-term contractually committed global credit agreements under which $8.4 billion is available from various banks at least through June 30, 2000. The entire $8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. In addition, Ford has the ability to transfer on a nonguaranteed basis the entire $8.4 billion in varying portions to Ford Credit and Ford Credit Europe. These facilities were unused at December 31, 1995.

At December 31, 1995, Financial Services had a total of $48.5 billion of contractually committed support facilities. Of these facilities, $23.8 billion (excluding the $8.4 billion of Ford credit facilities) are contractually committed global credit agreements under which $19.8 billion and $4 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 62% and 75%, respectively, of such facilities are available through June 30, 2000. The entire $19.8 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit
Europe, as the case may be. At December 31, 1995, none of the Ford Credit global facilities were in use; $742 million of the Ford Credit Europe global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services support facilities at December 31, 1995 consisted of $22 billion of contractually committed support facilities available to various affiliates in the U.S. and $2.7 billion of contractually committed support facilities available to various affiliates outside the U.S.;
at December 31, 1995, about $1 billion of these facilities were in use.

NOTE 10.  Capital Stock
------------------------

At December 31, 1995, all general voting power was vested in the holders of Common Stock and the holders of Class B Stock, voting together without regard to class. At that date, the holders of Common Stock were entitled to one vote per share and, in the aggregate, had 60% of the general voting power; the holders of Class B Stock were entitled to such number of votes per share as would give them, in the aggregate, the remaining 40% of the general voting power, as provided in the company's Certificate of Incorporation.

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

On April 14, 1994, the company's Board of Directors declared a 2-for-1 stock split in the form of a 100% stock dividend on the company's Common Stock and Class B Stock effective June 6, 1994. Share data were restated to reflect the split, where appropriate.

Information concerning the Preferred Stock of the company is as follows:

                                            Series A                                 Series B
                              Cumulative Convertible Preferred Stock         Cumulative Preferred Stock
                              --------------------------------------   ---------------------------------------


Liquidation preference      $50 per Depositary Share                   $25 per Depositary Share
 and shares outstanding     $534 million and 10,681 shares             $508 million and 10,163 shares
 at December 31, 1995       outstanding (10,680,665 Depositary         outstanding (20,326,463 Depositary
                            Shares)                                    Shares)

Dividends                   $4.20 per year per Depositary Share       $2.0625 per year per Depositary Share

Conversion                  Shares can be converted at any time       None
                            into shares of Common Stock of the
                            company at a rate equivalent to
                            3.2654 shares of Common Stock for
                            each Depositary Share (equivalent to
                            a conversion price of $15.3121 per
                            share of Common Stock)

Redemption                  Not redeemable prior to                   Not redeemable prior to
                            December 7, 1997                          December 1, 2002

                            On and after December 7, 1997, the        On and after December 1, 2002, and
                            stock is redeemable for cash at the       upon satisfaction of certain
                            company's option, in whole or in          conditions, the stock is redeemable
                            part, initially at an amount equi-        for cash at the option of Ford, in
                            valent to $51.68 per Depositary           whole or in part, at a redemption
                            Share and thereafter at prices            price equivalent to $25 per Depositary
                            declining to $50 per Depositary           Share, plus an amount equal to the sum
                            Share on and after December 1, 2001,      of all accrued and unpaid dividends
                            plus, in each case, an amount equal
                            to the sum of all accrued and unpaid      25,273,537 Depositary Shares were
                            dividends                                 exchanged during 1995 (see Note 1,
                                                                      "Company-Obligated Mandatorily
                                                                      Redeemable Preferred Securities of a
                                                                      Subsidiary Trust")

The Series A and Series B Preferred Stock rank (and any other outstanding Preferred Stock of the company would rank) senior to the Common Stock and Class B Stock in respect of dividends and liquidation rights.

NOTE 11.  Stock Options
-----------------------

The company has stock options outstanding under the 1985 Stock
Option Plan and the 1990 Long-Term Incentive Plan. These plans were approved by the stockholders.

Information concerning stock options is as follows (shares in millions):


                                                           1995      1994      1993
                                                          ------    ------    -------

   Option price of new grants a/                           $32.00,   $29.06    $28.84
                                                           $29.50,    and
                                                           $28.06    $28.63
                                                             and
                                                           $28.56

   Shares subject to option
   ------------------------
   Outstanding at beginning of period                        43.3     37.4       41.1
   New grants                                                 9.7      9.5        7.1
   Exercised b/                                              (3.4)    (2.6)      (6.7)
   Surrendered upon exercise of stock appreciation rights    (0.9)    (0.9)      (3.9)
   Terminated and expired                                    (0.2)    (0.1)      (0.2)
                                                            -----    -----      -----
     Outstanding at end of period                            48.5 c/  43.3       37.4
   Outstanding but not exercisable                          (22.6)   (21.3)     (19.3)
                                                            -----    -----      -----
     Exercisable at end of period                            25.9     22.0       18.1
                                                            =====    =====      =====

   Shares authorized for future grants (as of
    December 31) d/                                             0        0          0

- - - - -
  a/ Fair market value of Common Stock at dates of grant.
  b/ At option prices ranging from $9.09 to $29.06 during 1995, $9.09 to $28.84 during 1994, and $9.09 to $25.84 during 1993.
  c/ Including 7.6 million and 40.9 million shares under the 1985 and 1990 Plans, respectively, at option prices ranging from $13.42 to $32.00 per share.
  d/ In addition, up to 1% of the issued Common Stock as of December 31 of any year may be made available for stock options and other plan awards in the next succeeding calendar year. That limit may be increased up to 2% in any year, with a corresponding reduction in shares available for grants in future years. At December 31, 1995, this reduction aggregated 2.4 million shares.

No further grants may be made under the 1985 Plan. Grants may be made under the 1990 Plan through April 2000. In general, options granted under the 1985 Plan and options granted to date under the 1990 Plan become exercisable 25% after one year from the date of grant, 50% after two years, 75% after three years and in full after four years. Options under both Plans expire after 10 years. Certain options outstanding under the Plans were granted with an equal number of accompanying stock appreciation rights that may be exercised in lieu of the options. Under the Plans, a stock appreciation right entitles the holder to receive, without payment, the excess of the fair market value of the Common Stock on the date of exercise over the option price, either in Common Stock or cash or a combination. In addition, grants of Contingent Stock Rights were made with respect to 884,500 shares in 1995, 709,800 shares in 1994, and 2,327,200 shares in 1993 under the 1990 Long-Term Incentive Plan (not included in the table above). The number of shares ultimately awarded will depend on the extent to which the Performance Target specified in each Right is achieved, the individual performance of the recipients and other factors, as determined by the Compensation and Option Committee of the Board of Directors.

Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", was issued in October 1995. SFAS 123 permits entities to record expense for employee stock compensation plans based on fair value at date of grant. The company, however, plans to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees."

NOTE 12.  Litigation and Claims
-------------------------------

Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the company and its subsidiaries, including those arising out of alleged defects in the company's products;
governmental regulations relating to safety, emissions and fuel economy; financial services; employment related matters; intellectual property rights; product warranties; and environmental matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive, or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief which, if granted, would require very large expenditures.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance.
Reserves have been established by the company for certain of the matters discussed in the foregoing paragraph where losses are deemed probable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to the company or the subsidiary involved and could require the company or such subsidiary to pay damages or make other expenditures in amounts or a range of amounts that cannot reasonably be at December 31, 1995. The company does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.


NOTE 13.  Commitments and Contingencies
---------------------------------------

At December 31, 1995, the company had the following minimum rental commitments under non-cancelable operating leases (in millions):
1996 - $740; 1997 - $689; 1998 - $363; 1999 - $310; 2000 - $251;
thereafter - $456. These amounts include rental commitments related to the sales and leasebacks of certain Automotive machinery and equipment.

The company and certain of its subsidiaries have entered into agreements with various banks to provide credit card programs that offer rebates that can be applied against the purchase or lease of Ford cars or trucks. The maximum amount of rebates available to qualified cardholders at December 31, 1995 and 1994 was $3.1 billion and $2.3 billion, respectively. The company has provided for the estimated net cost of these programs as a sales incentive based on the estimated number of participants who ultimately will purchase vehicles.

Certain Financial Services subsidiaries make credit lines available to holders of their credit cards. At December 31, 1995 and 1994, the unused portion of available credit was approximately $19.3 billion and $10.3 billion, respectively, and is revocable under specified conditions. The fair value of unused credit lines and the potential risk of loss were not considered to be material.

NOTE 14.  Financial Instruments
-------------------------------

Estimated fair value amounts have been determined using available market information and various valuation methods depending on the type of instrument. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange.

Balance Sheet Financial Instruments
-----------------------------------

Information about specific valuation techniques and related estimated fair value detail is provided throughout the footnotes. The table below provides book value and estimated fair value amounts (in millions) and a cross reference to the applicable Note.

                                    December 31, 1995           December 31, 1994
                                  -----------------------    ----------------------
                                    Book          Fair         Book          Fair       Fair Value
                                    Value         Value        Value         Value      Reference
                                  ---------     --------     ---------     --------     ----------
      Automotive
      ----------
      Marketable securities       $  6,656      $  6,656     $  7,602      $  7,602     Note 2
      Debt                           7,307         8,160        7,258         7,492     Note 9

      Financial Services
      ------------------
      Marketable securities       $  4,229      $  4,296     $  5,781      $  5,746     Note 2
      Receivables                  110,745       112,798       98,341        99,518     Note 3
      Debt                         141,317       144,730      123,713       122,252     Note 9

Foreign Currency Instruments
----------------------------

The fair value of foreign currency instruments generally was estimated using current market prices provided by outside quotation services. At December 31, 1995 and 1994, the fair value of net receivable contracts was $373 million and $298 million, respectively, and the fair value of net payable contracts was $316 million and $108 million, respectively. At December 31, 1995 and 1994, foreign currency instruments had a net deferred loss of $111 million and a net deferred gain of $59 million, respectively. In the unlikely event that a counterparty fails to meet the terms of a foreign currency agreement, the company's market risk is limited to the exchange rate differential. In the case of currency swaps, the company's market risk also may include an interest rate differential. At December 31, 1995 and 1994, the total amount of the company's foreign currency forward contracts (contracts purchased and sold) and currency swaps and options outstanding was $24.5 billion and $12.6 billion, respectively, maturing primarily through 1996.

Interest Rate Instruments
-------------------------

The fair value of interest rate instruments is the estimated amount the company would receive or pay to terminate the agreement. Fair value is calculated using information provided by outside quotation services, taking into account current interest rates and the current credit-worthiness of the swap parties. At December 31, 1995 and 1994, the fair value of net receivable contracts was $739 million and $452 million, respectively, and the fair value of net payable contracts was $430 million and $596 million, respectively. In the unlikely event that a counterparty fails to meet the terms of an interest rate agreement, the company's exposure is limited to the interest rate differential. At December 31, 1995 and 1994, the underlying principal amounts on which the company has interest rate swap agreements outstanding aggregated $66.3 billion and $52.7 billion, respectively, maturing primarily through 2001.

Other Financial Agreements
--------------------------

At December 31, 1995, the company had guaranteed $1.2 billion of debt of unconsolidated subsidiaries, affiliates and others. The potential risk of loss under other financial agreements was not material.

NOTE 15.  Acquisitions and Dispositions
---------------------------------------

Dissolution of Autolatina Joint Venture
---------------------------------------

During 1995, the company's joint venture with Volkswagen AG in Brazil and Argentina was dissolved. The dissolution resulted in a gain of $230 million, primarily from a one-time cash compensation payment to Ford. Prior to dissolution, the company held a 49% interest in Autolatina and accounted for it on an equity basis. The company's income statement for 1995 included Ford's equity share in the net loss of the Autolatina joint venture through the dissolution date together with the gain on dissolution. The assets and liabilities of the new entities in Brazil and Argentina were consolidated in the company's balance sheet at December 31, 1995.

Historically, earnings in Brazil and Argentina have represented a significant portion of Ford's Automotive earnings outside the U.S. and Europe. The long-term effect, if any, of the dissolution of Autolatina on the company's future results will depend on Ford's ability to compete on its own in these markets.

Sale of Annuity Business
------------------------

During 1995, the company agreed to sell its annuity business to SunAmerica, Inc. for $173 million. The sale is expected to be completed in early 1996. The company recognized a one-time charge related to the sale that was not material. The company's income statement included the results of operations of the annuity business through December 31, 1995. Net assets of the annuity business at December 31, 1995 were included in the balance sheet under Financial Services - Other Assets; at December 31, 1994, the assets and liabilities were consolidated as part of the Financial Services segment.

Sale of First Nationwide Bank
-----------------------------

On September 30, 1994, substantially all of the assets of First Nationwide Bank, since known as Granite Savings Bank (the "Bank"), were sold to, and substantially all of the Bank's liabilities were assumed by, First Madison Bank. The Bank is a wholly owned subsidiary of Granite Management Corporation (formerly First Nationwide Financial Corporation) ("Granite"), which in turn is a wholly owned subsidiary of Ford.

The company recognized in First Quarter 1994 earnings a pre-tax charge of $475 million ($440 million after taxes) related to the disposition of the Bank, reflecting the non-recovery of goodwill and reserves for estimated losses on assets not included in the sale. The company's income statement included the results of operations of Granite through March 31, 1994. The remaining net assets of Granite at December 31, 1995 and 1994 were included in the balance sheet under Financial Services - Other Assets.

Acquisition of The Hertz Corporation
------------------------------------

In April 1994, The Hertz Corporation ("Hertz") became a wholly owned subsidiary of Ford. In 1993 and First Quarter 1994, Hertz was accounted for on an equity basis as part of the Automotive segment. In the balance of 1994 and in 1995, the operating results, assets, liabilities and cash flows of Hertz were consolidated as part of the Financial Services segment.

NOTE 16.  Cash Flows
--------------------

The reconciliation of net income to cash flows from operating activities is as follows (in millions):

                                                     1995                   1994                   1993
                                             --------------------   ---------------------   ---------------------
                                                        Financial               Financial               Financial
                                             Automotive Services    Automotive  Services    Automotive  Services
                                             ---------  ---------   ----------  ---------   ----------  ---------
Net income                                    $2,056    $ 2,083      $3,913     $1,395      $1,008       $1,521
Adjustments to reconcile net income
 to cash flows from operating activities:
  Depreciation and amortization                5,219      6,500       4,426      4,910       4,404        3,064
  Losses/(Earnings) of affiliated
   companies in excess of dividends
   remitted                                      191          7        (171)        (2)        (21)          (9)
  Provision for credit and
   insurance losses                                -      1,818           -      1,539           -        1,523
  Foreign currency adjustments                   (64)         -        (384)         -        (650)           -
  Net sales/(purchases) of trading
   securities                                    672        239      (3,616)       (41)          -            -
  Provision/(Credit) for deferred income
   taxes                                          88        725         424        410        (796)         595
Changes in assets and liabilities:
   Decrease/(Increase) in accounts
    receivable and other current assets          129          -      (1,096)         -          34            -
   (Increase) in inventory                       (46)         -        (894)         -        (275)           -
   Increase in accounts payable and
    accrued and other liabilities                730      1,461       4,949      1,077       3,735          594
  Other                                         (126)      (511)         (9)      (201)       (577)        (143)
                                              ------    -------      ------     ------      ------       ------
Cash flows from operating activities          $8,849    $12,322      $7,542     $9,087      $6,862       $7,145
                                              ======    =======      ======     ======      ======       ======


The company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits and government, agency and corporate obligations, to be cash equivalents. Automotive cash equivalents at December 31, 1995 and 1994 were $4.7 billion and $3.4 billion, respectively;
Financial Services cash equivalents at December 31, 1995 and 1994 were $1.8 billion and $1.4 billion, respectively. Cash flows resulting from futures contracts, forward contracts and options that are accounted for as hedges of identifiable transactions are classified in the same category as the item being hedged. With the adoption of Statement of Financial Accounting Standards No.
115, "Accounting for Certain Investments in Debt and Equity
Securities," as of January 1, 1994, purchases, sales and maturities of trading securities are included in cash flows from operating activities. Purchases, sales and maturities of available-for-sale and held-to-maturity securities are included in cash flows from investing activities.

Cash paid for interest and income taxes was as follows (in millions):

                                         1995        1994        1993
                                       ------       ------      -------
            Interest                   $9,586       $7,718      $6,969
            Income taxes                1,425        2,042       1,522





NOTE 17.  Segment Information
-----------------------------

Financial information segregated by major geographic area is as follows (in millions):



Automotive
----------
                                                           1995              1994             1993
                                                         ---------        ---------        ---------
Sales to unaffiliated customers
  United States                                           $ 73,870         $ 73,759         $ 62,108
  Europe                                                    26,132           22,623           19,468
  All other                                                 10,494           10,755            9,992
                                                          --------         --------         --------
    Total                                                 $110,496         $107,137         $ 91,568
                                                          ========         ========         ========

Intercompany sales among geographic areas*
  United States                                           $ 10,438         $ 11,206         $  9,320
  Europe                                                     2,765            2,303            2,269
  All other                                                 12,060           11,217            8,613
                                                          --------         --------         --------
    Total                                                 $ 25,263         $ 24,726         $ 20,202
                                                          ========         ========         ========

Total sales
  United States                                           $ 84,308         $ 84,965         $ 71,428
  Europe                                                    28,897           24,926           21,737
  All other                                                 22,554           21,972           18,605
  Elimination of intercompany sales                        (25,263)         (24,726)         (20,202)
                                                          --------         --------         --------
    Total                                                 $110,496         $107,137         $ 91,568
                                                          ========         ========         ========

Operating income/(loss)
  United States                                           $  2,409         $  4,131         $  1,677
  Europe                                                        20              611             (531)
  All other                                                    852            1,084              286
                                                          --------          -------         --------
    Total                                                 $  3,281         $  5,826         $  1,432
                                                          ========         ========         ========

Net income/(loss)
  United States                                           $  1,843         $  3,002         $  1,442
  Europe                                                       116              128             (873)
  All other                                                     97              783              439
                                                          --------         --------         --------
    Total                                                 $  2,056         $  3,913         $  1,008
                                                          ========         ========         ========

Assets at December 31
  United States                                           $ 45,841         $ 45,889         $ 39,959
  Europe                                                    17,010           16,880           16,210
  All other                                                 18,842           16,798           15,197
  Net receivable from Financial Services                       200              677              910
  Elimination of intercompany receivables                   (9,121)         (11,605)         (10,539)
                                                          --------         --------         --------
    Total                                                 $ 72,772         $ 68,639         $ 61,737
                                                          ========         ========         ========

Capital expenditures (facilities, machinery
 and equipment and tooling)
  United States                                           $  5,296         $  5,429         $  4,289
  Europe                                                     1,892            1,393            1,490
  All other                                                  1,488            1,488              935
                                                          --------         --------         --------
    Total                                                 $  8,676         $  8,310         $  6,714
                                                          ========         ========         ========

- - - - -
* Intercompany sales among geographic areas consist primarily of vehicles, parts and components manufactured by the company and various subsidiaries and sold to different entities within the consolidated group; transfer prices for these transactions are established by agreement between the affected entities


Financial Services
------------------
                                                          1995             1994             1993
                                                        --------         --------         ---------
Revenues
  United States                                         $ 21,383         $ 17,356         $ 14,102
  Europe                                                   3,144            2,336            1,673
  All other                                                2,114            1,610            1,178
                                                        --------         --------         --------
    Total                                               $ 26,641         $ 21,302         $ 16,953
                                                        ========         ========         ========

Income before income taxes**
  United States                                         $  2,822         $  2,185         $  2,311
  Europe                                                     493              419              285
  All other                                                  224              188              116
                                                        --------         --------         --------
    Total                                               $  3,539         $  2,792         $  2,712
                                                        ========         ========         ========

- - - - -
   ** Financial Services activities do not report operating income; income before income taxes is representative of operating income

-----------------------------

Financial Services (Cont'd)
------------------

                                                          1995              1994             1993
                                                        --------         --------         ---------
Net income
  United States                                          $  1,718         $  1,119         $  1,340
  Europe                                                      321              218              140
  All other                                                    44               58               41
                                                         --------         --------         --------
    Total                                                $  2,083         $  1,395         $  1,521
                                                         ========         ========         ========


Assets at December 31
  United States                                          $137,154          $124,120         $117,290
  Europe                                                   20,237            16,507           12,132
  All other                                                13,120            10,356            7,779
                                                         --------          --------         --------
    Total                                                $170,511          $150,983         $137,201
                                                         ========          ========         ========

NOTE 18.  Summary Quarterly Financial Data (Unaudited)
------------------------------------------------------
(in millions, except amounts per share)

                                             1995                                  1994
                              ------------------------------------   ------------------------------------
                              First    Second     Third    Fourth    First    Second    Third    Fourth
                              Quarter  Quarter    Quarter  Quarter   Quarter  Quarter   Quarter  Quarter
                              -------  -------    -------  -------   -------  -------   -------  --------
Automotive
  Sales                       $28,601  $29,861    $24,437  $27,597   $26,070   $28,375   $24,926  $27,766
  Operating income/(loss)       1,782    1,774       (204)     (71)    1,559     1,966       989    1,312

Financial Services
  Revenues                      6,182    6,528      6,981    6,950     4,332     5,397     5,696    5,877
  Income before income taxes      759      885        978      917       196       911       896      789

Total Company
  Net income                  $ 1,550  $ 1,572    $   357  $   660   $   904a/ $ 1,711   $ 1,124  $ 1,569
  Less:
  Preferred stock dividend
   requirements                    72       69         55       38        72        72        72       71
  Fair value adjustment
   from exchange of
   Series B Preferred Stock         -        -          -       66         -         -         -        -
                               ------  -------    -------  -------   -------   -------   -------  -------
    Income attributable
     to Common and
     Class B Stock            $ 1,478  $ 1,503    $   302  $   556   $   832   $ 1,639   $ 1,052  $ 1,498
                              =======  =======    =======  =======   =======   =======   =======  =======

AMOUNTS PER SHARE OF COMMON
 AND CLASS B STOCK AFTER
 PREFERRED STOCK DIVIDENDS b/

  Income                      $  1.44  $  1.45    $  0.28  $  0.49   $  0.83   $  1.63   $  1.04  $  1.47

  Income assuming full
   dilution                   $  1.28  $  1.30    $  0.27  $  0.48   $  0.75   $  1.44   $  0.93  $  1.31

  Cash dividends              $  0.26  $  0.31    $  0.31  $  0.35   $  0.20   $ 0.225   $ 0.225  $  0.26

- - - - -
a/ Includes a loss of $440 million related to the disposition of Granite Savings Bank (formerly First Nationwide Bank).
b/ The sum of the per share amounts in 1995 and 1994 is different than the amounts reported for the full year because of the effect that issuances of the company's stock had on average shares for those periods.

Coopers & Lybrand L.L.P.

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Ford Motor Company

We have audited the consolidated financial statements and the supplemental schedule of condensed financial information of selected subsidiaries of Ford Motor Company and Subsidiaries listed in Items 14(a)1 and 14(a)2 of this Form 10-K. These financial statements and the supplemental schedule are the responsibility of the Company's managment. Our responsibility is to express an opinion on these financial statements and supplemental schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures inthe financial statemetnts. An audit also includes assessing the accounting pirnciples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ford Motor Company and Subsidiaries at December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information presented therein.



/s/Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.

400 Renaissance Center
Detroit, Michigan  48243
313-446-7100
January 26, 1996

                                                         Supplemental Schedule



                                   Ford Motor Company

                          CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                          ---------------------------------------------
                                         (in millions)



FORD CAPITAL B.V.
-----------------
                                    December 31,    December 31,
                                        1995             1994
                                    ------------    -------------
Current assets                        $1,251           $1,048
Noncurrent assets                      4,662            4,845
                                      ------           ------
 Total assets                         $5,913           $5,893
                                      ======           ======
Current liabilities                   $  626           $  486
Noncurrent liabilities                 4,661            4,909
Minority interests in net
 assets of subsidiaries                   22               12
Stockholder's equity                     604              486
                                      ------           ------
Total liabilities and
 stockholder's equity                 $5,913           $5,893
                                      ======           ======

                                1995           1994            1993
                             ----------     ----------      ----------
Sales and other revenue        $2,623         $2,355          $1,935
Operating income                  224            164               2
Income before income taxes        166            123              18
Net income                        116             97              14



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

Designation                         Description                                 Method of Filing
-----------                         -----------                                 ----------------
Exhibit 3-A           Restated Certificate of Incorporation,              Filed as Exhibit 4.1 to the Registrant's
                      of the Registrant dated June 6, 1994.               Registration Statement No. 33-55171.*

Exhibit 3-B           By-Laws of the Registrant as                        Filed with this Report.
                      amended through January 1, 1996.

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

Exhibit 10-A          Amended and Restated Agreement dated                Filed as Exhibit 10-A to the Registrant's
                      as of July 1, 1993 between the                      Annual Report on Form 10-K for the
                      Registrant and Ford Credit.                         year ended December 31, 1993.*

Exhibit 10-B          1985 Stock Option Plan of the Registrant.**         Filed as Exhibit 10-D to the Registrant's
                                                                                                Annual Report on Form 10-K for the
                                                                                                year ended December 31, 1985.*

Exhibit 10-B-1        Amendment dated as of March 8, 1990                 Filed as Exhibit 10-C-1 to the
                      to 1985 Stock Option Plan.**                        Registrant's  Annual Report on Form
                                                                          10-K for the year ended December 31, 1989.*

Exhibit 10-C          Ford Motor Company Supplemental                     Filed as Exhibit 10-H to the Registrant's
                      Compensation Plan as amended through                Annual Report on Form 10-K for the
                      May 8, 1986.**                                      year  ended December 31, 1986.*

Exhibit 10-C-1        Amendment to Ford Motor Company                     Filed as Exhibit 10-F-1 to the
                      Supplemental Compensation Plan, dated               Registrant's Annual Report on Form
                      May 12, 1988.**                                     10-K for the year ended
                                                                                                December 31, 1988.*

Exhibit 10-C-2        Amendment to Ford Motor Company                     Filed as Exhibit 10-D-2 to the
                      Supplemental Compensation Plan, dated               Registrant's  Annual Report on Form
                      July 8, 1992.**                                     10-K for the year ended December 31,                1992.*



Designation                       Description                                   Method of Fililng
-----------                       -----------                                   -----------------
Exhibit 10-C-3        Amendment to Ford Motor Company                     Filed as Exhibit 10.1 to the Registrant's
                      Supplemental Compensation Plan,                     Quarterly Report on Form 10-Q for the
                      effective as of March 8, 1995.**                    quarter ended March 31, 1995.*

Exhibit 10-C-4        Amendment to Ford Motor Company                     Filed as Exhibit 10.1 to the Registrant's
                      Supplemental Compensation Plan,                     Quarterly Report on Form 10-Q for the
                      effective as of July 13, 1995.**                    quarter ended June 30, 1995.*

Exhibit 10-C-5        Amendment to Ford Motor Company                     Filed with this Report.
                      Supplemental Compensation Plan,
                      effective January 10, 1996.**

Exhibit 10-D          Ford Motor Company Executive Separation             Filed as Exhibit 10-D to the Registrant's
                      Allowance Plan as amended through                   Annual Report on Form 10-K for the
                      December 9, 1993 for separations on                 year ended December 31, 1994.*
                      or after January 1, 1981.**

Exhibit 10-E          Description of Company practices regarding          Filed as Exhibit 10-I to the Registrant's
                      club memberships for executives.**                  Annual Report on Form 10-K for the
                                                                                                year ended December 31, 1981.*

Exhibit 10-F          Description of Company practices regarding          Filed as Exhibit 10-J to the Registrant's
                      travel expenses of spouses of certain               Annual Report on Form 10-K for the
                      executives.**                                       year ended December 31, 1980.*

Exhibit 10-G          Ford Motor Company Deferred Compensation            Filed as Exhibit 10-H-1 to the
                      Plan for Non-Employee Directors, as amended         Registrant's Annual Report on Form
                      on July 11, 1991.**                                 10-K for the year ended December 31,
                                                                                                1991.*

Exhibit 10-G-1        Amendments to Deferred Compensation Plan            Filed with this Report.
                      for Non-Employee Directors, effective as of
                      January 1, 1996.*

Exhibit 10-H          Ford Motor Company Benefit Equalization             Filed as Exhibit 10-H to the Registrant's
                      Plan, as amended as of January 1,                   Annual Report on Form 10-K for the
                      1989.**                                             year ended December 31, 1994.*

Exhibit 10-H-1        Description of Amendments to Benefit                Filed with this Report.
                      Equalization Plan, adopted January 11,
                      1996 and January 25, 1996.**

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

Designation                      Description                                    Method of Filing
-----------                      -----------                                    ----------------

Exhibit 10-J-1        Amendment dated as of June 1, 1990 to               Filed as Exhibit 10-N-1 to the
                      1986 Long-Term Incentive Plan of the                Registrant's Annual Report on Form
                     Registrant.**                                        10-K   for the year ended December 31,
                                                                                                1990.*

Exhibit 10-K          Supplemental Executive Retirement Plan,             Filed with this Report.
                      as restated and incorporating amendments
                      through December 12, 1995.**

Exhibit 10-L          Ford Motor Company Restricted Stock                 Filed as Exhibit 10-P to the Registrant's
                      Plan for Non-Employee Directors adopted             Annual Report on Form 10-K for the
                      by the Board of Directors on November 10,           year ended December 31, 1988.*
                      1988, and approved by the stockholders at
                      the 1989 Annual Meeting.**

Exhibit 10-M          1990 Long-Term Incentive Plan, amended              Filed as Exhibit 10-R to the Registrant's
                      as of June 1, 1990.**                               Annual Report on Form 10-K for the
                                                                                                year ended December 31, 1990.*

Exhibit 10-M-1        Amendment to 1990 Long-Term Incentive               Filed as Exhibit 10-P-1 to the
                      Plan, effective as of October 1, 1990.**            Registrant's Annual Report on Form
                                                                                                10-K for the year ended
                                                                                                December 31, 1991.*

Exhibit 10-M-2        Amendment to 1990 Long-Term Incentive               Filed as Exhibit 10.2 to the Registrant's
                      Plan, effective as of March 8, 1995.**              Quarterly Report on Form 10-Q for the
                                                                                                quarter ended March 31, 1995.*

Exhibit 10-N          Description of Matching Gift Program for            Filed as Exhibit 10-Q to the Registrant's
                      Non-Employee Directors.**                           Annual Report on Form 10-K for the
                                                                                                year ended December 31, 1991.*

Exhibit 10-O          Non-Employee Directors Life Insurance               Filed as Exhibit 10-O to the Registrant's
                      and Optional Retirement Plan                        Annual Report on Form 10-K for the
                      (as amended as of January 1, 1993).**               year ended December 31, 1994.*

Exhibit 10-P          Description of Non-Employee Directors               Filed as Exhibit 10-S to the Registrant's
                      Accidental Death, Dismemberment and                 Annual Report on Form 10-K for the
                      Permanent Total Disablement Indemnity.**            year ended December 31, 1992.*

Exhibit 10-Q          Agreement dated December 10, 1992                   Filed as Exhibit 10-T to the Registrant's
                      between William C. Ford and the                     Annual Report on Form 10-K for the
                      Registrant.**                                       year ended December 31, 1992.*

Exhibit 10-R          Support Agreement dated as of October 1,            Filed as Exhibit 10-T to the Registrant's
                      1993 between the Registrant and Ford                Annual Report on Form 10-K for the
                      Credit Europe.                                      year ended December 31, 1993.*

Exhibit 10-R-1        Amendment No. 1 dated as of November                Filed with this Report.
                      15, 1995 to Support Agreement between
                      the Registrant and Ford Credit Europe.



Exhibit 10-S          Description of Select Retirement Plan               Filed as Exhibit 10 to the Registrant's
                      adopted on June 9, 1994.**                          Quarterly Report on Form 10-Q for the
                                                                          quarter ended June 30, 1994.*

Exhibit 10-T          Ford Motor Company Deferred                         Filed as Exhibit 10.2 to the Registrant's
                      Compensation Plan, effective as of                  Quarterly Report on Form 10-Q for the
                      July 13, 1995.**                                    quarter ended June 30, 1995.*

Exhibit 10-T-1        Amendments to Ford Motor Company                    Filed with this Report.
                      Deferred Compensation Plan, effective
                      as of July 13, 1995 and October 1, 1995.**

Exhibit 10-U          Description of Amendments to Supplemental           Filed with this Report.
                      Executive Retirement Plan and Executive
                      Separation Allowance Plan, adopted
                      January 25, 1996.**

Exhibit 11            Computation of Primary and Fully Diluted            Filed with this Report.
                      Earnings per Share.

Exhibit 12            Computation of Ratio of Earnings to                 Filed with this Report.
                      Combined Fixed Charges and Preferred
                      Stock Dividends.

Exhibit 21            List of Subsidiaries of the Registrant              Filed with this Report.
                      as of December 31, 1995.

Exhibit 23            Consent of Independent Certified Public             Filed with this Report.
                      Accountants.

Exhibit 24            Powers of Attorney.                                 Filed with this Report.

--------------
*      Incorporated by reference as an exhibit hereto
**     Management contract or compensatory plan or arrangement