Form 10-Q
period 1996-03-31
FORD MOTOR CO
filed 1996-05-13
CIK 37996

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549

                             FORM 10-Q




(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- ---  SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended     March 31, 1996        OR
                                    -------------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                    ----------    ---------



              Commission file number     1-3950
                                     ---------------


                          Ford Motor Company
                          ------------------
        (Exact name of registrant as specified in its charter)

   Incorporated in Delaware                    38-0549190
- -------------------------------          ----------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)           Identification Number)

The American Road, Dearborn, Michigan                  48121
- --------------------------------------                --------
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1996, the Registrant had outstanding 1,103,722,406 shares of Common Stock and 70,852,076 shares of Class B Stock.

          Exhibit index located on sequential page number 17

                       Ford Motor Company and Subsidiaries

                                 HIGHLIGHTS
                                 ----------

                                                                           First Quarter
                                                                   --------------------------
                                                                     1996              1995
                                                                   --------          --------
                                                                         (unaudited)
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- - United States                                                        940             1,087
- - Outside United States                                                698               683
                                                                     -----             -----
   Total                                                             1,638             1,770
                                                                     =====             =====

Sales and revenues (in millions)
- - Automotive                                                       $29,333           $28,601
- - Financial Services                                                 6,928             6,182
                                                                   -------           -------
   Total                                                           $36,261           $34,783
                                                                   =======           =======

Net income (in millions)
- - Automotive                                                       $   142           $ 1,141
- - Financial Services                                                   511               409
                                                                   -------           -------
   Total                                                           $   653           $ 1,550
                                                                   =======           =======

Capital expenditures (in millions)
- - Automotive                                                       $ 1,789           $ 2,131
- - Financial Services                                                   113                67
                                                                   -------           -------
   Total                                                           $ 1,902           $ 2,198
                                                                   =======           =======

Stockholders' equity at March 31
- - Total (in millions)                                              $24,540           $23,552
- - After-tax return on Common and
   Class B stockholders' equity                                       10.7%             30.9%

Automotive cash, cash equivalents
 and marketable securities at
 March 31 (in millions)                                            $12,937           $13,254

Automotive debt at March 31
 (in millions)                                                     $ 7,175           $ 7,102

Automotive after-tax return on sales                                   0.5%              4.0%

Shares of Common and Class B Stock
 (in millions)
- - Average number outstanding                                         1,168             1,025
- - Number outstanding at March 31                                     1,175             1,027

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income                                                             $  0.54           $  1.44

Income assuming full dilution
- - Automotive                                                       $  0.11           $  0.94
- - Financial Services                                                  0.42              0.34
                                                                   -------           -------
   Total                                                           $  0.53           $  1.28
                                                                   =======           =======

Cash dividends                                                     $  0.35           $  0.26



                              Ford Motor Company and Subsidiaries

                                      VEHICLE UNIT SALES
                                      ------------------

                        For the Periods Ended March 31, 1996 and 1995
                                       (in thousands)


                                                                         First Quarter
                                                                   -----------------------
                                                                     1996            1995
                                                                   -------         -------
                                                                         (unaudited)
North America
United States
 Cars                                                                 378             509
 Trucks                                                               562             578
                                                                    -----           -----
  Total United States                                                 940           1,087

Canada                                                                 50              65
Mexico                                                                 12              11
                                                                    -----           -----

  Total North America                                               1,002           1,163

Europe
Germany                                                               118             118
Britain                                                               118             104
Italy                                                                  56              52
France                                                                 51              44
Spain                                                                  48              48
Other countries                                                        84              77
                                                                    -----           -----

  Total Europe                                                        475             443

Other international
Brazil                                                                 47              62
Australia                                                              32              31
Taiwan                                                                 31              28
Japan                                                                  16              16
Argentina                                                              16              10
Other countries                                                        19              17
                                                                    -----           -----

  Total other international                                           161             164
                                                                    -----           -----

Total worldwide vehicle unit sales                                  1,638           1,770
                                                                    =====           =====



Vehicle unit sales are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.

                                 Part I.  Financial Information
                                 ------------------------------

Item 1.  Financial Statements
- -----------------------------


                                Ford Motor Company and Subsidiaries

                                  CONSOLIDATED STATEMENT OF INCOME
                                  --------------------------------

                            For the Periods Ended March 31, 1996 and 1995
                                          (in millions)


                                                                         First Qurter
                                                                   ------------------------
                                                                     1996            1995
                                                                   --------        --------
                                                                         (unaudited)
AUTOMOTIVE
Sales                                                              $29,333          $28,601

Costs and expenses (Note 2)
Costs of sales                                                      27,546           25,431
Selling, administrative and other expenses                           1,472            1,388
                                                                   -------          -------
  Total costs and expenses                                          29,018           26,819

Operating income                                                       315            1,782

Interest income                                                        184              207
Interest expense                                                       172              166
                                                                   -------          -------
  Net interest income                                                   12               41
Equity in net (loss)/income of affiliated companies                    (52)              20
Net expense from transactions with Financial Services                  (20)             (23)
                                                                   -------          -------

Income before income taxes - Automotive                                255            1,820

FINANCIAL SERVICES
Revenues                                                             6,928            6,182

Costs and expenses
Interest expense                                                     2,421           2,167
Depreciation                                                         1,691           1,521
Operating and other expenses                                         1,428           1,336
Provision for credit and insurance losses                              576             422
                                                                   -------         -------
  Total costs and expenses                                           6,116           5,446
Net revenue from transactions with Automotive                           20              23
                                                                   -------         -------

Income before income taxes - Financial Services                        832             759
                                                                   -------         -------

TOTAL COMPANY
Income before income taxes                                           1,087           2,579

Provision for income taxes                                             413             988
                                                                   -------         -------

Income before minority interests                                       674           1,591

Minority interests in net income of subsidiaries                        21              41
                                                                   -------         -------

Net income                                                         $   653         $ 1,550
                                                                   =======         =======

Income attributable to Common and Class B Stock
 after preferred stock dividends                                   $   634         $ 1,478

Average number of shares of Common and Class B
 Stock outstanding                                                   1,168           1,025

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

Income                                                             $  0.54         $  1.44

Income assuming full dilution                                      $  0.53         $  1.28
Cash dividends                                                     $  0.35         $  0.26


The accompanying notes are part of the financial statements.

                                        Ford Motor Company and Subsidiaries

                                              CONSOLIDATED BALANCE SHEET
                                              --------------------------
                                                  (in millions)
                                                                              March 31,             December 31,
                                                                                   1996                 1995
                                                                               ------------         ------------
ASSETS                                                                        (unaudited)
Automotive
Cash and cash equivalents                                                        $  6,074             $  5,750
Marketable securities                                                               6,863                6,656
                                                                                 --------             --------
   Total cash, cash equivalents and marketable securities                          12,937               12,406

Receivables                                                                         3,463                3,321
Inventories (Note 3)                                                                7,182                7,162
Deferred income taxes                                                               2,952                2,709
Other current assets                                                                2,206                1,483
Net current receivable from Financial Services                                        134                  200
                                                                                 --------             --------
   Total current assets                                                            28,874               27,281

Equity in net assets of affiliated companies                                        2,157                2,248
Net property                                                                       31,446               31,273
Deferred income taxes                                                               4,584                4,802
Other assets                                                                        7,285                7,168
                                                                                 --------             --------
   Total Automotive assets                                                         74,346               72,772

Financial Services
Cash and cash equivalents                                                           2,066                2,690
Investments in securities                                                           4,470                4,553
Net receivables and lease investments                                             153,467              149,694
Other assets                                                                       13,655               13,574
                                                                                 --------             --------
   Total Financial Services assets                                                173,658              170,511
                                                                                 --------             --------

   Total assets                                                                  $248,004             $243,283
                                                                                 ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                   $ 11,635             $ 11,260
Other payables                                                                      1,704                1,976
Accrued liabilities                                                                13,584               13,392
Income taxes payable                                                                  351                  316
Debt payable within one year                                                        1,676                1,832
                                                                                 --------             --------
   Total current liabilities                                                       28,950               28,776

Long-term debt                                                                      5,499                5,475
Other liabilities                                                                  27,631               25,677
Deferred income taxes                                                               1,206                1,186
                                                                                 --------             --------
   Total Automotive liabilities                                                    63,286               61,114

Financial Services
Payables                                                                            3,479                5,476
Debt                                                                              145,628              141,317
Deferred income taxes                                                               4,123                3,831
Other liabilities and deferred income                                               6,133                6,116
Net payable to Automotive                                                             134                  200
                                                                                 --------             --------
   Total Financial Services liabilities                                           159,497              156,940

Company-obligated mandatorily redeemable preferred securities of
 a subsidiary trust (aggregate principal amount of $632 million)                      681                  682

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate liquidation
  preference of $833 million and $1,042 million)                                        *                    *
 Common Stock, par value $1.00 per share (1,105 and 1,089 million shares issued)    1,105                1,089
 Class B Stock, par value $1.00 per share (71 million shares issued)                   71                   71
Capital in excess of par value of stock                                             5,129                5,105
Foreign currency translation adjustments and other                                    322                  594
Earnings retained for use in business                                              17,913               17,688
                                                                                 --------             --------
   Total stockholders' equity                                                      24,540               24,547
                                                                                 --------             --------

   Total liabilities and stockholders' equity                                    $248,004             $243,283
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

                                     Ford Motor Company and Subsidiaries

                               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               ----------------------------------------------

                               For the Periods Ended March 31, 1996 and 1995
                                                 (in millions)


                                                                       First Quarter 1996       First Quarter 1995
                                                                     ----------------------   ----------------------
                                                                                 Financial                Financial
                                                                     Automotive  Services     Automotive  Services
                                                                     ----------  ---------    ----------  ---------
                                                                           (unaudited)              (unaudited)

Cash and cash equivalents at January 1                                $ 5,750    $  2,690      $ 4,481    $  1,739

Cash flows from operating activities before securities trading          2,916       3,014        3,650       3,284
Net (purchases)/sales of trading securities                              (197)        281        4,289         324
                                                                      -------    --------      -------    --------
   Net cash flows from operating activities                             2,719       3,295        7,939       3,608

Cash flows from investing activities
 Capital expenditures                                                  (1,789)       (113)      (2,131)        (67)
 Acquisitions of receivables and lease investments                          -     (28,164)           -     (23,988)
 Collections of receivables and lease investments                           -      20,949            -      15,839
 Net acquisitions of daily rental vehicles                                  -        (989)           -        (781)
 Purchases of securities                                                  (10)     (3,433)         (18)     (1,818)
 Sales and maturities of securities                                         0       3,217            9       1,337
 Proceeds from sales of receivables                                         -       1,775            -           0
 Net investing activity with Financial Services                            (3)          -         (174)          -
 Other                                                                    (97)        209         (442)       (127)
                                                                      -------    --------      -------    --------
   Net cash used in investing activities                               (1,899)     (6,549)      (2,756)     (9,605)

Cash flows from financing activities
 Cash dividends                                                          (428)          -         (338)          -
 Issuance of Common Stock                                                  40           -           96           -
 Changes in short-term debt                                              (158)         34          217       2,408
 Proceeds from issuance of other debt                                      14       6,126            0       6,674
 Principal payments on other debt                                          (3)     (3,462)        (207)     (3,239)
 Net financing activity with Automotive                                     -           3            -         174
 Other                                                                      1          43            6         190
                                                                      -------    --------      -------    --------
   Net cash (used in)/provided by financing activities                   (534)      2,744         (226)      6,207

Effect of exchange rate changes on cash                                   (28)        (48)         178         163
Net transactions with Automotive/Financial Services                        66         (66)         317        (317)
                                                                      -------    --------      -------    --------

   Net increase/(decrease) in cash and cash equivalents                   324        (624)       5,452          56
                                                                      -------    --------      -------    --------

Cash and cash equivalents at March 31                                 $ 6,074    $  2,066      $ 9,933    $  1,795
                                                                      =======    ========      =======    ========

The accompanying notes are part of the financial statements.

                                    Ford Motor Company and Subsidiaries
                                        NOTES TO FINANCIAL STATEMENTS
                                        -----------------------------

                                                (unaudited)


1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K (the "10-K Report") for the year ended December 31, 1995. For purposes hereof, "Ford" or the "Company" means Ford Motor Company and its majority owned subsidiaries unless the context requires otherwise. Certain amounts for prior periods have been reclassified.


2.  Selected Automotive costs and expenses are summarized as follows
    (in millions):

                                                    First Quarter
                                            ----------------------------
                                               1996              1995
                                            ----------        ----------

    Depreciation                              $636              $589
    Amortization                               764               712


3.  Automotive inventories are summarized as follows (in millions):

                                                     March 31,    December 31,
                                                       1996           1995
                                                   ------------   ------------

    Raw materials, work in process and supplies      $3,564          $3,717
    Finished products                                 3,618           3,445
                                                     ------         -------
       Total inventories                             $7,182          $7,162
                                                     ======         =======

    U.S. inventories                                 $2,902          $2,662

                        Coopers & Lybrand L.L.P. letterhead



                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Ford Motor Company


We have reviewed the consolidated balance sheet of Ford Motor Company and Subsidiaries at March 31, 1996 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in the Ford Motor Company Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1996, we expressed an unqualified opinion on those consolidated financial statements.





/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
April 15, 1996

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations
- ----------------------------------------------------------

RESULTS OF OPERATIONS:  FIRST QUARTER 1996 COMPARED WITH FIRST
QUARTER 1995

Overview
- --------

Ford Motor Company earned $653 million, or $0.54 per share of Common and Class B Stock, in the first quarter of 1996. This compares with $1,550 million, or $1.44 per share, in the first quarter of 1995. Fully diluted earnings per share were $0.53 in the first quarter of 1996, compared with $1.28 a year ago. The Company's worldwide sales and revenues were $36.3 billion, up $1.5 billion from a year ago. Vehicle unit sales of cars and trucks were 1,638,000, down 132,000 units or 7%. Stockholders' equity was $24.5 billion at March 31, 1996, about equal to December 31, 1995.


Automotive Operations
- ---------------------

Ford's worldwide Automotive operations earned $142 million in the first quarter of 1996 on sales of $29.3 billion, compared with $1,141 million in the first quarter of 1995 on sales of $28.6 billion. Overall, the decline reflected lower unit volume from dealer inventory rebalancing, costs associated with introducing high volume new products in North America and Europe, and lower results in Brazil.

In the U.S., Automotive operations earned $48 million in the first quarter of 1996 on sales of $18.7 billion, compared with $825 million a year ago on sales of $19.6 billion. The decline in earnings was explained by lower unit volume (reflecting dealer inventory rebalancing) and costs associated with introducing high volume new products (the F-150 pickup truck, Taurus and Sable); cost efficiencies were a partial offset. U.S. Automotive after-tax return on sales was 0.3% in the first quarter of 1996, down 3.9 points from a year ago.

In the first quarter of 1996, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.7 million units, compared with 15.2 million units in the first quarter of 1995. The Company expects U.S. car and truck industry sales to total 15.4 million units in the full year, compared with
15.1 million units in 1995. Ford's car share was 21.4% in the first quarter of 1996, down 9/10 of a point from the first quarter a year ago, but up half a point from full year 1995. Ford's truck share was 31.4%, down 9/10 of a point from a year ago, and down half a point from full year 1995. Ford's combined car and truck market share was 25.8%, down 8/10 of a point from a year ago, but up 2/10 of a point from full year 1995.

Outside the U.S., Automotive operations earned $94 million in the first quarter of 1996 on sales of $10.6 billion, compared with $316 million a year ago on sales of $9 billion. The decline reflected primarily lower results in Brazil and Europe.

European Automotive operations earned $73 million in the first quarter of 1996, compared with $165 million in the first quarter of 1995. The decline reflected primarily costs associated with introducing the all-new Fiesta.

In the first quarter of 1996, the seasonally-adjusted annual selling rate for the European car and truck industry was
14.2 million units, compared with 13.4 million units in the first quarter of 1995. The Company expects European car and truck industry sales to total 13.8 million units in the full year, compared with 13.4 million units in 1995. Ford's car share was 12% in the first quarter of 1996, down 1/10 of a point from the first quarter a year ago, but up 1/10 of a point from full year 1995. Ford's truck share was 13.2%, down 2.4 points from a year ago, and down 1.6 points from full year 1995. Ford's combined car and truck market share was 12.2%, down 3/10 of a point from a year ago, and down 1/10 of a point from full year 1995.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations  (Continued)
- ----------------------------------------------------------

Outside the U.S. and Europe, Automotive operations earned $21 million in the first quarter of 1996, compared with $151 million a year ago. The decrease reflected primarily unfavorable results for operations in Brazil, which continue to be affected by the lack of a domestically produced small car. The Company has reestablished manufacturing capacity in Brazil for small cars and plans to introduce a version of the Ford Fiesta in the second quarter of 1996, which should assist in improving Ford's performance in Brazil in the second half of 1996.

Financial Services Operations
- -----------------------------

The Company's Financial Services operations earned a record $511 million in the first quarter of 1996, compared with $409 million in the first quarter of 1995. The improvement reflected record earnings at The Associates and USL Capital, higher earnings at Ford Credit, and the elimination of dividend payments to holders of Ford Holdings' voting preferred stock (see below).

Ford Credit's consolidated net income was $293 million in the first quarter of 1996, compared with $288 million a year ago. The increase reflected higher levels of earning assets and improved net interest margins, offset partially by higher credit losses. Depreciation costs increased as a result of continued growth in operating leases; the related lease revenues more than offset the increased depreciation. Ford Credit's results in the first quarter of 1996 included $49 million from equity in the net income of affiliated companies, primarily Ford Holdings, compared with $59 million a year ago. International operations managed by Ford Credit, but not included in its consolidated results, earned $68 million in the first quarter of 1996, compared with $65 million a year ago.

The Associates, including its international affiliates, earned a record $192 million in the first quarter of 1996, compared with $168 million a year ago. The increase reflected higher levels of earning assets, improved net interest margins and improved operating cost performance, offset partially by higher credit losses.

USL Capital earned a record $40 million in the first quarter of 1996, compared with $26 million a year ago. The increase reflected higher gains on asset sales and higher levels of earning assets. Hertz earned $9 million, up $9 million from a year ago. American Road earned $5 million, equal to a year ago.

Financial Services Reorganization - Recent Developments
- -------------------------------------------------------

In late 1995, Ford began a reorganization of its Financial Services group in order to align more closely under a single subsidiary legal ownership of the Financial Services affiliates with management responsibility for such affiliates. As part of the reorganization, Ford Holdings formed Ford FSG, Inc. ("FFSGI") to own primarily all of the Financial Services affiliates. In December 1995, Ford Holdings merged with Ford Holdings Capital Corporation, a wholly owned subsidiary of Ford Holdings, which resulted in the cancellation of all of the voting preferred stock of Ford Holdings. At the time, 55% of the common stock of Ford Holdings was owned by Ford and 45% was owned by Ford Credit.

After the formation of FFSGI, Ford Holdings contributed its interest in The Associates to FFSGI in exchange for 100% of the common stock of FFSGI and the assumption by FFSGI of certain debt of Ford Holdings. Thereafter, Ford contributed to FFSGI all of its interest in Ford Credit Europe. In exchange for this contribution, Ford received a class of common stock of FFSGI that has controlling voting power of FFSGI but otherwise is equal to all other common stock of FFSGI as to the payment of dividends, etc. (the "Class F Stock").

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations  (Continued)
- ----------------------------------------------------------

In February 1996, substantially all of the shares of Ford Holdings' common stock owned by Ford Credit were repurchased by Ford Holdings in exchange for the issuance of a promissory note by Ford Holdings. Accordingly, Ford Credit's results in the first quarter of 1996 included the equity in the net income of Ford Holdings through February 1996. Thereafter, in February 1996, Ford contributed to FFSGI all of its interest in Ford Credit in exchange for additional shares of Class F Stock of FFSGI. Also, in March 1996, Ford Holdings contributed American Road to FFSGI, which in turn contributed it to Ford Credit. Accordingly, the assets and liabilities of American Road were included in Ford Credit's consolidated balance sheet at March 31, 1996; beginning April 1, 1996, the results of operations and cash flows of American Road will be included in Ford Credit's consolidated statements of income and cash flows. In addition, in May 1996, Ford contributed to FFSGI certain of its international Financial Services affiliates managed by Ford Credit in exchange for additional stock of FFSGI. The percentage of economic interests of FFSGI held by Ford and Ford Holdings are based upon the relative value of the entities contributed to FFSGI by Ford and Ford Holdings. Currently, those percentages are approximately 80% for Ford and 20% for Ford Holdings.

In early May 1996, The Associates completed an initial public offering of its common stock representing a 19.3% economic interest in The Associates (the "IPO"). Substantially all of the net proceeds from the IPO were used to repay indebtedness of The Associates, which was incurred to repay an intercompany debt owed to FFSGI in the amount of $1.75 billion. Prior to the completion of the IPO, Ford contributed to The Associates certain international affiliates owned by Ford but managed by The Associates. The Company expects to recognize a gain in the second quarter from the IPO.

As announced by Ford in the fourth quarter of 1995, Ford is investigating the sale of all or part of USL Capital.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations
- ---------------------

Automotive cash and marketable securities were $12.9 billion at March 31, 1996, up $531 million from December 31, 1995. The Company paid $428 million in cash dividends on its Common Stock, Class B Stock and Preferred Stock during the first three months of 1996.

Automotive capital expenditures were $1.8 billion in the first three months of 1996, down $342 million from the same period a year ago. For the full year 1996, Ford's spending for product change is projected to be about the same compared with 1995; however, as a percent of sales, such spending is expected to be at lower levels.

Automotive debt at March 31, 1996 totaled $7.2 billion, which was 22% of total capitalization (stockholders' equity and Automotive debt), compared with $7.3 billion, also 22% of total capitalization, at December 31, 1995.

At March 31, 1996, Ford had long-term contractually committed global credit agreements under which $8.4 billion is available from various banks at least through June 30, 2000. The entire
$8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. In addition, Ford has the ability to transfer on a nonguaranteed basis the entire $8.4 billion in varying portions to Ford Credit and Ford Credit Europe. These facilities were unused at March 31, 1996.

In addition, at March 31, 1996, Ford Brasil Ltda. had $198 million of contractually committed credit facilities with various banks ranging in maturity from June 1996 to December 1996. None of these facilities were in use at March 31, 1996.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations  (Continued)
- ----------------------------------------------------------

Financial Services Operations
- -----------------------------

Financial Services cash and investments in securities totaled
$6.5 billion at March 31, 1996, down $707 million from December 31,
1995.

Net receivables and lease investments were $153.5 billion at March 31, 1996, up $3.8 billion from December 31, 1995. The increase reflected continued growth in earning assets at Ford Credit and The Associates.

Total debt was $145.6 billion at March 31, 1996, up $4.3 billion from December 31, 1995. The increase resulted from higher debt levels required to finance growth in earning assets at The Associates and Ford Credit, and to fund the payment to holders of Ford Holdings' voting preferred stock; the preferred stock was cancelled in December 1995.

At March 31, 1996, Financial Services had a total of $49.3 billion of contractually committed support facilities. Of these facilities, $23.8 billion (excluding the $8.4 billion of Ford credit facilities) are contractually committed global credit agreements under which $19.8 billion and $4 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 62% and 75%, respectively, of such facilities are available through June 30, 2000. The entire $19.8 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be. At March 31, 1996, none of the Ford Credit global facilities were in use; $709 million of the Ford Credit Europe global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services support facilities at March 31, 1996 consisted of $22.8 billion of contractually committed support facilities available to various affiliates in the U.S. and $2.7 billion of contractually committed support facilities available to various affiliates outside the U.S.; at March 31, 1996, approximately $1.2 billion of these facilities were in use.


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

                         Part II.  Other Information
                         ---------------------------

Item 1.  Legal Proceedings
- --------------------------

Product Matters
- ---------------

With respect to the lawsuits for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years, referred to in the second paragraph on page 24 of the 10-K Report, the damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $658 million at March 31, 1996.

With respect to the lawsuits for damages involving the alleged propensity of Bronco II utility vehicles to roll over, referred to in the third paragraph on page 24 of the 10-K Report, the damages specified in these actions, including both actual and punitive damages, aggregated approximately $1.1 billion at March 31, 1996.

With respect to the lawsuits for damages involving asbestos, referred to in the fifth paragraph on page 24 of the 10-K Report, the damages specified by plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $1.7 billion at March 31, 1996.

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

Other Matters
- -------------

With respect to the patent infringement lawsuit in federal court in Nevada in which an individual patent owner is seeking damages and an injunction for alleged infringement of four U.S. patents characterized as covering machine vision inspection technologies, including bar code reading, referred to in the second full paragraph on page 25 of the 10-K Report, on April 11, 1996, the district court judge issued an order adopting the magistrate judge's recommendation and granting Ford's motion to dismiss the case. The judge indicated that he will issue a separate opinion supporting the order and issue a judgment "in due course."

With respect to the seven purported nationwide class action lawsuits involving an alleged defective ignition switch equipped on numerous Ford vehicle lines, referred to in the first paragraph on page 26 of the 10-K Report, an eighth such suit has been filed.

With respect to the investigations by the Safety Administration and Transport Canada of ignition switch fires in certain Ford vehicles, referred to in the second paragraph on page 26 of the 10-K Report, Ford has agreed to notify owners of approximately 8.7 million 1988-
1993 model year vehicles (including 248,000 vehicles previously recalled in Canada) of a safety recall to replace the ignition switch equipped on such vehicles. Ford does not expect the aggregate cost of the recall to have a significant effect on 1996 results.

Item 5.  Other Information
- --------------------------

Governmental Standards
- ----------------------

Mobile Source Emissions Control -- With respect to the discussion of California vehicle emission control standards on page 16 of the 10-K Report, the California Air Resources Board took action at its March 1996 board meeting approving the elimination of the "zero-emission vehicles" mandate until the 2003 model year. This will become final after submission and review by California's Office of Administrative Law.

Motor Vehicle Fuel Economy -- With respect to the discussion of light truck corporate average fuel economy ("CAFE") on page 18 of the 10-K Report, the Safety Administration has established the referenced 20.7 miles per gallon CAFE standard for model years 1996 through 1998.

Other Matters
- -------------

Mazda Motor Corporation -- As announced on April 12, 1996, Ford has agreed to increase its investment in Mazda Motor Corporation ("Mazda") from its existing 24.5% ownership interest to a 33.4% ownership interest by purchasing from Mazda newly-issued shares of common stock of Mazda for an aggregate purchase price of approximately $500 million. In connection with this agreement, which is subject to governmental approvals, Mazda has agreed to coordinate more closely with Ford its strategies and plans, particularly in the areas of product development, manufacturing and distribution of vehicles, so as to improve the competitiveness and economies of scale of both companies. Henry Wallace, a former Ford executive and currently an executive vice president of Mazda, has been elected as Mazda's president effective in late June 1996.
Ford and Mazda will remain separate companies with separate identities. Ford will not be responsible for any of Mazda's liabilities, debts or other obligations, and Mazda's operating results and financial position will not be consolidated with those of Ford; Mazda will continue to be reflected in Ford's consolidated financial statements on an equity basis.

                                                         Supplemental Schedule

                                         Ford Motor Company

                            CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                            ---------------------------------------------
                                           (in millions)




                                                    March 31,              December 31,
Ford Capital B.V.                                     1996                     1995
- -----------------                                 ------------             ------------
                                                              (unaudited)

Current assets                                       $1,448                   $1,251
Noncurrent assets                                     4,635                    4,662
                                                     ------                   ------
  Total assets                                       $6,083                   $5,913
                                                     ======                   ======

Current liabilities                                  $1,435                   $  626
Noncurrent liabilities                                4,059                    4,661
Minority interests in net
 assets of subsidiaries                                  19                       22
Stockholder's equity                                    570                      604
                                                     ------                   ------
  Total liabilities and
   stockholder's equity                              $6,083                   $5,913
                                                     ======                   ======




                                                  First Quarter            First Quarter
                                                      1996                     1995
                                                  -------------            -------------
                                                               (unaudited)

Sales and other revenue                               $822                     $656
Operating (loss)/income                                 (3)                      77
(Loss)/income before income taxes                      (17)                      64
Net (loss)/income                                      (29)                      56





Ford Capital B.V., a wholly owned subsidiary of Ford Motor Company, was established primarily for the purpose of raising funds through the issuance of commercial paper and debt securities. Ford Capital B.V. also holds shares of the capital stock of Ford Nederland B.V., Ford Motor Company (Belgium) B.V., and Ford Motor Company A/S (Denmark). Substantially all of the assets of Ford Capital B.V., other than its ownership interests in subsidiaries, represent receivables from Ford Motor Company or its consolidated subsidiaries.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

      (a) Exhibits

          Please refer to the Exhibit Index on page 17.

      (b) Reports on Form 8-K

          The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 1996:

             Current Report on Form 8-K dated January 31, 1996 included information relating to Ford's 1995 financial results.

             Current Report on Form 8-K dated February 12, 1996 included the consolidated financial statements of Ford and its subsidiaries for the year ended December 31, 1995.





                                       SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FORD MOTOR COMPANY
                                -------------------------------------
                                            (Registrant)


Date:    May 13, 1996           By:    /s/ D. R. Coulson
                                   ----------------------------------
                                     D. R. Coulson
                                     Director of Accounting
                                     Ford Automotive Operations
                                     (principal accounting officer)

                                     EXHIBIT INDEX
                                     -------------



                                                                                       Sequential
                                                                                       Page Number
Designation                                 Description                               at Which Found
- -----------          -----------------------------------------------------------      --------------
Exhibit 11           Ford Motor Company and Subsidiaries Computation of Primary             18
                     and Fully Diluted Earnings Per Share in Accordance with
                     Opinion 15 of the Accounting Principles Board.

Exhibit 12           Ford Motor Company and Subsidiaries Calculation of Ratio of            19
                     Earnings to Combined Fixed Charges and Preferred Stock
                     Dividends.

Exhibit 15           Letter of Coopers & Lybrand L.L.P., Independent Public                 20
                     Accountants, dated May 10, 1996 relating to Financial
                     Information.

