Form 10-Q
period 1996-06-30
FORD MOTOR CO
filed 1996-08-01
CIK 37996

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                 FORM 10-Q




(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
- ---  THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended        June 30, 1996         OR
                                  --------------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
- ---  THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                to
                                 -------------     -------------

                     Commission file number 1-3950
                                            ------

                            FORD MOTOR COMPANY
                            -------------------
          (Exact name of registrant as specified in its charter)


         Incorporated in Delaware                  38-0549190
      -------------------------------         ----------------------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)         Identification Number)


        The American Road, Dearborn, Michigan            48121
        ---------------------------------------------------------
        (Address of principal executive offices)      (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1996, the Registrant had outstanding 1,111,830,290 shares of Common Stock and 70,852,076 shares of Class B Stock.


                                   Page 1 of 23


               Exhibit index located on sequential page number 19

                                      Ford Motor Company and Subsidiaries

                                                   HIGHLIGHTS
                                                   ----------




                                                  Second Quarter                  First Half
                                             -----------------------       -----------------------
                                               1996           1995           1996           1995
                                             --------       --------       --------       --------
                                                   (unaudited)                   (unaudited)
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- - United States                                1,067          1,082           2,007          2,169
- - Outside United States                          743            729           1,441          1,412
                                               -----          -----           -----          -----
   Total                                       1,810          1,811           3,448          3,581
                                               =====          =====           =====          =====

Sales and revenues (in millions)
- - Automotive                                 $30,726        $29,861         $60,059        $58,462
- - Financial Services                           7,211          6,528          14,139         12,710
                                             -------        -------         -------        -------
   Total                                     $37,937        $36,389         $74,198        $71,172
                                             =======        =======         =======        =======

Net income (in millions)
- - Automotive                                 $ 1,108        $ 1,100         $ 1,250        $ 2,241
- - Financial Services                             795            472           1,306            881
                                             -------        -------         -------        -------
   Total                                     $ 1,903        $ 1,572         $ 2,556        $ 3,122
                                             =======        =======         =======        =======

Capital expenditures (in millions)
- - Automotive                                 $ 1,779        $ 1,819         $ 3,568        $ 3,950
- - Financial Services                              87             80             200            147
                                             -------        -------         -------        -------
   Total                                     $ 1,866        $ 1,899         $ 3,768        $ 4,097
                                             =======        =======         =======        =======

Stockholders' equity at June 30
- - Total (in millions)                        $25,840        $25,240         $25,840        $25,240
- - After-tax return on Common and
   Class B stockholders' equity                 30.9%          28.3%           21.0%          29.5%

Automotive cash and marketable
 securities at June 30 (in millions)         $15,240        $14,011         $15,240        $14,011

Automotive debt at June 30
 (in millions)                               $ 6,828        $ 6,866         $ 6,828        $ 6,866

Automotive after-tax return on sales             3.7%           3.7%            2.1%           3.9%

Shares of Common and Class B Stock
 (in millions)
- - Average number outstanding                   1,178          1,040           1,173          1,033
- - Number outstanding at June 30                1,182          1,074           1,182          1,074

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income                                       $  1.60        $  1.45         $  2.15        $  2.89

Income assuming full dilution
- - Automotive                                 $  0.91        $  0.90         $  1.02        $  1.85
- - Financial Services                            0.65           0.40            1.08           0.74
                                             -------        -------         -------        -------
   Total                                     $  1.56        $  1.30         $  2.10        $  2.59
                                             =======        =======         =======        =======

Cash dividends                               $  0.35        $  0.31         $  0.70        $  0.57


                                               Ford Motor Company and Subsidiaries

                                                          VEHICLE UNIT SALES
                                                          ------------------

                                         For the Periods Ended June 30, 1996 and 1995
                                                          (in thousands)



                                                           Second Quarter                        First Half
                                                   -----------------------------        ----------------------------
                                                      1996               1995              1996               1995
                                                   ----------         ----------        ----------          --------
                                                            (unaudited)                          (unaudited)
North America
United States
 Cars                                                   463                447               841               956
 Trucks                                                 604                635             1,166             1,213
                                                      -----              -----             -----             -----
  Total United States                                 1,067              1,082             2,007             2,169

Canada                                                   72                 67               122               132
Mexico                                                   14                  7                26                18
                                                      -----              -----             -----             -----

  Total North America                                 1,153              1,156             2,155             2,319

Europe
Britain                                                 158                162               276               266
Germany                                                 128                114               246               232
France                                                   54                 40               105                84
Italy                                                    43                 56                99               108
Spain                                                    39                 48                87                96
Other countries                                          85                 77               169                          154
                                                      -----              -----             -----             -----

  Total Europe                                          507                497               982               940

Other international
Brazil                                                   46                 46                93               108
Australia                                                35                 35                67                66
Taiwan                                                   21                 35                52                63
Japan                                                    12                 14                28                30
Argentina                                                15                 11                31                21
Other countries                                          21                 17                40                34
                                                      -----              -----             -----             -----

  Total other international                             150                158               311               322
                                                      -----              -----             -----             -----


Total worldwide vehicle unit sales                    1,810              1,811             3,448             3,581
                                                      =====              =====             =====             =====



Vehicle unit sales are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.

                                                 Part I. Financial Information
                                                 -----------------------------

Item 1. Financial Statements
- ----------------------------

                                                                    Ford Motor Company and Subsidiaries

                                                                     CONSOLIDATED STATEMENT OF INCOME
                                                                     --------------------------------

                                                               For the Periods Ended June 30, 1996 and 1995
                                                                              (in millions)

                                                           Second Quarter                           First Half
                                                      -------------------------            --------------------------
                                                        1996             1995                1996              1995
                                                      --------          -------            --------          --------
                                                             (unaudited)                           (unaudited)
AUTOMOTIVE
Sales                                                 $30,726           $29,861            $60,059           $58,462

Costs and expenses (Note 2)
Costs of sales                                         27,469            26,452             55,015            51,883
Selling, administrative and other expenses              1,633             1,635              3,105             3,023
                                                      -------           -------            -------           -------
  Total costs and expenses                             29,102            28,087             58,120            54,906

Operating income                                        1,624             1,774              1,939             3,556

Interest income                                           217               216                401               423
Interest expense                                          210               174                382               340
                                                      -------           -------            -------           -------
  Net interest income                                       7                42                 19                83
Equity in net income of affiliated companies               77                19                 25                39
Net expense from transactions with
 Financial Services                                       (17)              (36)               (37)              (59)
                                                      -------           -------            -------           -------

Income before income taxes - Automotive                 1,691             1,799              1,946             3,619

FINANCIAL SERVICES
Revenues                                                7,211             6,528             14,139            12,710

Costs and expenses
Interest expense                                        2,439             2,344              4,860             4,511
Depreciation                                            1,675             1,600              3,366             3,121
Operating and other expenses                            1,507             1,292              2,935             2,628
Provision for credit and insurance losses                 610               443              1,186               865
Write-down of investment in
 Budget Rent a Car Corporation (Note 3)                   700                 -                700                 -
                                                      -------           -------            -------           -------
  Total costs and expenses                              6,931             5,679             13,047            11,125
Net revenue from transactions with Automotive              17                36                 37                59
Gain on sale of The Associates'
 common stock (Note 4)                                    650                 -                650                 -
                                                      -------           -------            -------           -------

Income before income taxes - Financial Services           947               885              1,779             1,644
                                                      -------           -------            -------           -------

TOTAL COMPANY
Income before income taxes                              2,638             2,684              3,725             5,263

Provision for income taxes                                694             1,053              1,107             2,041
                                                      -------           -------            -------           -------

Income before minority interests                        1,944             1,631              2,618             3,222

Minority interests in net income of subsidiaries           41                59                 62               100
                                                      -------           -------            -------           -------

Net income                                            $ 1,903           $ 1,572            $ 2,556           $ 3,122
                                                      =======           =======            =======           =======

Income attributable to Common and Class B Stock
 after preferred stock dividends                      $ 1,887           $ 1,503            $ 2,521           $ 2,981

Average number of shares of Common and Class B
 Stock outstanding                                      1,178             1,040              1,173             1,033

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

Income                                                $  1.60           $  1.45            $  2.15           $  2.89

Income assuming full dilution                         $  1.56           $  1.30            $  2.10           $  2.59

Cash dividends                                        $  0.35           $  0.31            $  0.70           $  0.57



The accompanying notes are part of the financial statements.

                                                                 Ford Motor Company and Subsidiaries

                                                                  CONSOLIDATED BALANCE SHEET
                                                                  --------------------------
                                                                         (in millions)

                                                                                    June 30,             December 31,
                                                                                      1996                   1995
                                                                                  ------------           ------------

ASSETS                                                                            (unaudited)
Automotive
Cash and cash equivalents                                                             $  6,499               $  5,750
Marketable securities                                                                    8,741                  6,656
                                                                                      --------               --------
   Total cash and marketable securities                                                 15,240                 12,406

Receivables                                                                              3,104                  3,321
Inventories (Note 5)                                                                     6,908                  7,162
Deferred income taxes                                                                    3,091                  2,709
Other current assets                                                                     3,164                  1,483
Net current receivable from Financial Services                                             455                    200
                                                                                      --------               --------
   Total current assets                                                                 31,962                 27,281

Equity in net assets of affiliated companies                                             2,542                  2,248
Net property                                                                            31,768                 31,273
Deferred income taxes                                                                    4,590                  4,802
Other assets                                                                             7,004                  7,168
                                                                                      --------               --------
   Total Automotive assets                                                              77,866                 72,772

Financial Services
Cash and cash equivalents                                                                2,654                  2,690
Investments in securities                                                                3,602                  4,553
Net receivables and lease investments                                                  162,490                149,694
Other assets                                                                            13,954                 13,574
                                                                                      --------               --------
   Total Financial Services assets                                                     182,700                170,511
                                                                                      --------               --------

   Total assets                                                                       $260,566               $243,283
                                                                                      ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                        $ 12,241               $ 11,260
Other payables                                                                           1,867                  1,976
Accrued liabilities                                                                     16,687                 13,392
Income taxes payable                                                                       608                    316
Debt payable within one year                                                             1,913                  1,832
                                                                                      --------               --------
   Total current liabilities                                                            33,316                 28,776

Long-term debt                                                                           4,915                  5,475
Other liabilities                                                                       26,676                 25,677
Deferred income taxes                                                                    1,078                  1,186
                                                                                      --------               --------
   Total Automotive liabilities                                                         65,985                 61,114

Financial Services
Payables                                                                                 3,716                  5,476
Debt                                                                                   151,866                141,317
Deferred income taxes                                                                    4,283                  3,831
Other liabilities and deferred income                                                    7,740                  6,116
Net payable to Automotive                                                                  455                    200
                                                                                      --------               --------
   Total Financial Services liabilities                                                168,060                156,940

Company-obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures
 of the Company (Note 6)                                                                   681                    682

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate
  liquidation preference of $770 million and $1,042 million)                                 *                      *
 Common Stock, par value $1.00 per share (1,112 and 1,089 million shares issued)         1,112                  1,089
 Class B Stock, par value $1.00 per share (71 million shares issued)                        71                     71
Capital in excess of par value of stock                                                  5,198                  5,105
Foreign currency translation adjustments and other                                          72                    594
Earnings retained for use in business                                                   19,387                 17,688
                                                                                      --------               --------
   Total stockholders' equity                                                           25,840                 24,547
                                                                                      --------               --------

   Total liabilities and stockholders' equity                                         $260,566               $243,283
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

                                              Ford Motor Company and Subsidiaries

                                        CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                        ----------------------------------------------

                                         For the Periods Ended June 30, 1996 and 1995
                                                         (in million)

                                                                                First Half 1996            First Half 1995
                                                                             ----------------------     -----------------------
                                                                                          Financial                   Financial
                                                                             Automotive   Services      Automotive    Services
                                                                             ----------   ---------     ----------    ---------
                                                                                  (unaudited)                  (unaudited)

Cash and cash equivalents at January 1                                         $ 5,750     $  2,690       $ 4,481      $  1,739

Cash flows from operating activities before securities trading                   8,497        6,236         6,058         6,373
Net (purchases)/sales of trading securities                                     (2,085)        (242)        1,980           285
                                                                               -------     --------       -------      --------
   Net cash flows from operating activities                                      6,412        5,994         8,038         6,658

Cash flows from investing activities
 Capital expenditures                                                           (3,568)        (200)       (3,950)         (147)
 Acquisitions of receivables and lease investments                                   -      (57,024)            -       (51,051)
 Collections of receivables and lease investments                                    -       39,628             -        35,105
 Net acquisitions of daily rental vehicles                                           -       (1,946)            -        (1,824)
 Purchases of securities                                                            (6)      (4,757)          (41)       (3,533)
 Sales and maturities of securities                                                  7        4,327            33         2,713
 Proceeds from sales of receivables and lease investments                            -        2,764             -           634
 Net investing activity with Financial Services                                      9            -          (839)            -
 Other                                                                            (557)          96           179          (109)
                                                                               -------     --------       -------      --------
   Net cash used in investing activities                                        (4,115)     (17,112)       (4,618)      (18,212)

Cash flows from financing activities
 Cash dividends                                                                   (857)           -          (729)            -
 Issuance of Common Stock                                                          116            -           218             -
 Issuance of Common Stock of a subsidiary (Note 4)                                   -        1,897             -             -
 Changes in short-term debt                                                        176        4,890           696         4,207
 Proceeds from issuance of other debt                                                0       11,239             0        12,301
 Principal payments on other debt                                                 (651)      (7,051)         (207)       (5,531)
 Net financing activity with Automotive                                              -           (9)            -           839
 Other                                                                             (13)          29             6           365
                                                                               -------     --------       -------      --------
   Net cash (used in)/provided by financing activities                          (1,229)      10,995           (16)       12,181

Effect of exchange rate changes on cash                                            (64)        (168)          166           209
Net transactions with Automotive/Financial Services                               (255)         255           330          (330)
                                                                               -------     --------       -------      --------

   Net increase/(decrease) in cash and cash equivalents                            749          (36)        3,900           506
                                                                               -------     --------       -------      --------

Cash and cash equivalents at June 30                                           $ 6,499     $  2,654       $ 8,381      $  2,245
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

2.  Selected Automotive costs and expenses are summarized as follows
    (in millions):

                              Second Quarter                First Half
                          -----------------------     -----------------------
                           1996             1995       1996             1995
                          ------           ------     ------           ------

      Depreciation         $643             $605      $1,279           $1,194
      Amortization          686              629       1,450            1,341


3. Write-down of Investment in Budget Rent a Car Corporation - The Company recorded a pre-tax charge in second quarter 1996 totaling $700 million ($437 million after taxes) to recognize the estimated value of its outstanding notes receivable from, and preferred stock investment in, Budget Rent a Car Corporation ("BRAC"). The write-down resulted from conclusions reached in a recent study of Ford's rental car business strategy. In accordance with SFAS 114, the notes receivable write-down reflected primarily the unsecured portion of financing provided to BRAC by Ford. The preferred stock write-down reflected recognition of the fair value of Ford's investment. Subject to governmental review, the Company also intends to acquire all of the outstanding common stock of BRAC at a future date.


4. Sale of The Associates' Common Stock - During May 1996, The Associates completed an initial public offering of its common stock representing a 19.3% economic interest in The Associates (the "IPO"). The Company recorded in second quarter 1996 a non-operating gain of $650 million resulting from the IPO, to recognize the excess of the net proceeds from the IPO over the proportionate share of the Company's investment in The Associates. The gain was not subject to income taxes.


5.    Automotive inventories are summarized as follows (in millions):

                                                   June 30,     December 31,
                                                    1996            1995
                                                  ---------     ------------

      Raw materials, work in process and supplies    $3,355          $3,717
      Finished products                               3,553           3,445
                                                     ------          ------
         Total inventories                           $6,908          $7,162
                                                     ======          ======

      U.S. inventories                               $2,338          $2,662


6. Company-Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust - The sole asset of Ford Motor Company Capital Trust I (the "Trust"), which is the obligor on the Preferred Securities of such Trust, is $632 million principal amount of 9% Junior Subordinated Debentures due 2025 of Ford Motor Company.

[Coopers & Lybrand L.L.P. letterhead]



                    REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Ford Motor Company


We have reviewed the consolidated balance sheet of Ford Motor Company and Subsidiaries at June 30, 1996 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in the Ford Motor Company Quarterly Report on Form 10-Q for the quarter ended June 30, 1996. These financial statements are the responsibility of the Company's management.

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

Detroit, Michigan
July 15, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- ------------------------------------------------------------------------

RESULTS OF OPERATIONS:  SECOND QUARTER 1996 COMPARED WITH SECOND QUARTER 1995

Overview
- --------

Ford earned $1,903 million, or $1.56 per share of Common and Class B Stock (fully diluted), in second quarter 1996. This compares with $1,572 million, or $1.30 per share (fully diluted), in second quarter 1995. Results in second quarter 1996 included a one-time net gain of $213 million, or $0.18 per share, relating to gain on sale of The Associates' common stock and write-down of Ford's investment in Budget Rent a Car Corporation ("BRAC") (discussed below). The Company's worldwide sales and revenues were $37.9 billion, up $1.5 billion from a year ago. Vehicle unit sales of cars and trucks were 1,810,000, down 1,000 units. Stockholders' equity was $25.8 billion at June 30, 1996, compared with $24.5 billion at December 31, 1995.

Automotive Operations
- ---------------------

Ford's worldwide Automotive operations earned $1,108 million in second quarter 1996 on sales of $30.7 billion, compared with $1,100 million in second quarter 1995 on sales of $29.9 billion. After-tax return on sales was 3.7% in second quarter 1996, equal to a year ago.

In the U.S., Automotive operations earned $697 million in second quarter 1996 on sales of $19.5 billion, compared with $663 million a year ago on sales of $19.4 billion. Despite a small decline in unit sales, the increase in earnings was explained by higher margins (reflecting improved sales mix) and increased operating cost efficiencies; higher product costs were a partial offset.

In second quarter 1996, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.5 million units, compared with 14.7 million units in second quarter 1995. Ford's combined car and truck market share was 24.8% in second quarter 1996, down 1.4 points from a year ago, and down 8/10 of a point from full year 1995, reflecting primarily planned lower sales to daily rental companies.

Outside the U.S., Automotive operations earned $411 million in second quarter 1996 on sales of $11.2 billion, compared with $437 million a year ago on sales of $10.5 billion. The decline reflected primarily lower results in Europe and a loss in Brazil, offset partially by increased earnings at most other activities.

European Automotive operations earned $196 million in second quarter 1996, compared with $319 million in second quarter 1995. The decline reflected primarily a leaner product line mix and higher product costs.

In second quarter 1996, the seasonally-adjusted annual selling rate for the European car and truck industry was 14.3 million units, compared with 13.7 million units in second quarter 1995. Ford's combined car and truck market share was 12% in second quarter 1996, down 2/10 of a point from a year ago, and down 3/10 of a point from full year 1995.

In the Asia Pacific region, Ford earned $174 million in second quarter 1996, compared with $78 million a year ago. The improvement reflected primarily Ford's equity in net income of Mazda. In South America, Ford had a loss of $69 million in second quarter 1996, compared with a profit of $19 million a year ago. The lower results reflected primarily a loss for operations in Brazil, which continued to be affected by the lack of a domestically produced small car. The Company has reestablished manufacturing capacity in Brazil for small cars and, during May 1996, began producing a version of the Ford Fiesta. This should assist in improving Ford's performance in Brazil in second half 1996, compared with first half 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
- -------------------------------------------------------------------------

Financial Services Operations
- -----------------------------

The Company's Financial Services operations earned $795 million in second quarter 1996, compared with $472 million in second quarter 1995. Results in second quarter 1996 included a one-time net gain of $213 million relating to gain on sale of The Associates' common stock and write-down of Ford's investment in BRAC (discussed below). Excluding the one-time net gain, Financial Services operations earned a record $582 million. The improvement also reflected record earnings at The Associates, USL Capital and Hertz, offset partially by lower results at Ford Credit.

Ford Credit's consolidated net income was $332 million in second quarter 1996, compared with $341 million a year ago. The decrease resulted primarily from an increase in credit losses and the absence of the equity in net income of Ford Holdings (reflecting repurchase in first quarter 1996 by Ford Holdings of substantially all of the shares of Ford Holdings' common stock owned by Ford Credit). Improved net interest margins and higher levels of earning assets were partial offsets. Depreciation costs increased as a result of continued growth in operating leases; the related lease revenues more than offset the increased depreciation. International operations managed by Ford Credit, but not included in its consolidated results, earned $61 million in second quarter 1996, compared with $66 million a year ago.

The Associates earned a record $200 million in second quarter 1996 (Ford's share was $177 million), compared with $162 million a year ago. The increase reflected higher levels of earning assets, improved operating cost performance and improved net interest margins, offset partially by higher credit losses.

USL Capital earned a record $41 million in second quarter 1996, compared with $30 million a year ago. The increase reflected higher levels of earning assets, higher gains on asset sales and improved net interest margins.

Hertz earned a record $40 million in second quarter 1996, compared with $20 million a year ago. The increase reflected rate increases in car rental operations, higher volume in car rental and construction equipment rental and sales operations, and lower interest costs.

One-Time Actions
- ----------------

The Company recorded a pre-tax charge in second quarter 1996 totaling $700 million ($437 million after taxes) to recognize the estimated value of its outstanding notes receivable from, and preferred stock investment in, BRAC.
The write-down resulted from conclusions reached in a recent study of Ford's rental car business strategy. In accordance with SFAS 114, the notes receivable write-down reflected primarily the unsecured portion of financing provided to BRAC by Ford. The preferred stock write-down reflected recognition of the fair value of Ford's investment. Subject to governmental review, the Company also intends to acquire all of the outstanding common stock of BRAC at a future date.

During May 1996, The Associates completed an initial public offering of its common stock representing a 19.3% economic interest in The Associates (the "IPO"). The Company recorded in second quarter 1996 a non-operating gain of $650 million resulting from the IPO, to recognize the excess of the net proceeds from the IPO over the proportionate share of the Company's investment in The Associates. The gain was not subject to income taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
- -------------------------------------------------------------------------

On July 1, 1996, USL Capital sold its vehicle fleet leasing business to The Associates for $901 million and, on July 31, 1996, sold its rail services business to First Union Rail Corp. for $957 million (subject to post-closing adjustments). In addition, during July 1996, USL Capital sold assets in its municipal and corporate financing business valued at about 1.2 billion, and assets valued at about $1 billion were sold from Ford Credit's portfolio of municipal and corporate securities that had been managed by USL Capital. Also, Ford and BankAmerica Corporation recently announced that an agreement had been reached (1) for the sale of all the assets of USL Capital's transportation and industrial financing business to BankAmerica Leasing and Capital Corporation for approximately $1.8 billion and (2) for affiliates of Ford Credit, USL Capital and BankAmerica to enter into a partnership to which will be contributed approximately $1.7 billion of nonautomotive financing assets currently owned by Ford Credit and managed by USL Capital. During second half 1996, USL Capital intends to sell its remaining businesses.
The effect of these transactions, including the sale of USL Capital's remaining businesses, on the Company's consolidated financial statements is not expected to be material.

The Company recently announced plans to offer special early retirement and voluntary separation packages to selected U.S. salaried employees over the next several months. These programs are voluntary -- no layoffs of salaried employees are planned. There will be a charge to earnings in second half 1996 for these programs; the amount will depend on the number and timing of acceptances but is presently estimated to range from $200 million to $300 million after taxes.

Outlook
- -------

Results for second quarter 1996 are higher compared with the year ago period for the first time in four quarters. Results were dampened in second half 1995 and first half 1996 primarily by costs associated with high-volume product launches and the effect of dealer inventory rebalancing. At this point, the peak in launch costs has passed, ongoing cost reductions are taking effect, and dealer inventories are in line with industry demand. It is expected that the economy will continue to be healthy, with a sustainable rate of growth and moderate inflation. The Company expects U.S. car and truck industry sales to total 15.5 million units in the full year, compared with 15.1 million units in 1995. In Europe, car and truck industry sales are expected to total 14 million units, compared with 13.4 million units in 1995. Stable external factors, in combination with the continued success of a strong product line-up and ongoing efforts to improve profitability, are expected to result in earnings for the second half and full year that are higher than the year ago period.

Factors that could affect these projections unfavorably include an unexpected decline in the U.S. economy (or other major markets) resulting in lower industry volumes, a significant increase in interest rates, significant changes in currency exchange rates, or work stoppages resulting from the failure to negotiate new labor agreements with the United Automobile Workers or the Canadian Automobile Workers.


FIRST HALF 1996 COMPARED WITH FIRST HALF 1995

Overview
- --------

Ford earned $2,556 million, or $2.10 per share of Common and Class B Stock (fully diluted), in first half 1996. This compares with $3,122 million, or $2.59 per share (fully diluted), in first half 1995. Results in first half 1996 included a one-time net gain of $213 million relating to gain on sale of The Associates' common stock and write-down of Ford's investment in BRAC (discussed above). The Company's worldwide sales and revenues were $74.2 billion, up $3 billion from a year ago. Vehicle unit sales of cars and trucks were 3,448,000, down 133,000 units or 4%.

Automotive Operations
- ---------------------

Ford's worldwide Automotive operations earned $1,250 million in first half 1996 on sales of $60.1 billion, compared with $2,241 million in first half 1995 on sales of $58.5 billion. After-tax return on sales was 2.1% in first half 1996, down 1.8 points from a year ago.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
- -------------------------------------------------------------------------

In the U.S., Automotive operations earned $745 million in first half 1996 on sales of $38.3 billion, compared with $1,488 million a year ago on sales of $38.9 billion. The decline in earnings was explained by lower unit volume (reflecting dealer inventory rebalancing) and costs associated with introducing high-volume new products; increased operating cost efficiencies were a partial offset.

In first half 1996, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.6 million units, compared with 14.9 million units a year ago. Ford's combined car and truck market share was 25.3% in first half 1996, down 1.2 points from a year ago, and down 3/10 of a point from full year 1995, reflecting primarily planned lower sales to daily rental companies.

Outside the U.S., Automotive operations earned $505 million in first half 1996 on sales of $21.8 billion, compared with $753 million a year ago on sales of $19.6 billion. The decline reflected primarily lower results in Europe and a loss in Brazil.

European Automotive operations earned $269 million in first half 1996, compared with $484 million in first half 1995. The decline reflected primarily a leaner product line mix and costs associated with introducing high-volume new products.

In first half 1996, the seasonally-adjusted annual selling rate for the European car and truck industry was 14.2 million units, compared with 13.6 million units a year ago. Ford's combined car and truck market share was 12.1% in first half 1996, down 2/10 of a point from a year ago and full year 1995.

Outside the U.S. and Europe, Automotive operations earned $236 million in first half 1996, compared with $269 million a year ago. The decrease reflected primarily a loss for operations in Brazil, as described in the discussion of second quarter results of operations.

Financial Services Operations
- -----------------------------

The Company's Financial Services operations earned $1,306 million in first half 1996, compared with $881 million in first half 1995. Results in first half 1996 included a one-time net gain of $213 million relating to gain on sale of The Associates' common stock and write-down of Ford's investment in BRAC (discussed above). The improvement also reflected record earnings at The Associates and USL Capital, and higher earnings at Hertz, offset partially by lower results at Ford Credit.

Ford Credit's consolidated net income was $625 million in first half 1996, compared with $629 million a year ago. The decrease reflected primarily the same factors as those described in the discussion of second quarter results of operations. Ford Credit's results in first half 1996 included $49 million from equity in the net income of affiliated companies, primarily Ford Holdings, compared with $107 million a year ago. International operations managed by Ford Credit, but not included in its consolidated results, earned $129 million in first half 1996, compared with $131 million a year ago.

The Associates earned a record $392 million in first half 1996 (Ford's share was $369 million), compared with $330 million a year ago. USL Capital earned a record $81 million in first half 1996, compared with $56 million a year ago. Hertz earned $48 million in first half 1996, compared with $19 million a year ago. These changes reflected primarily the same factors as those described in the discussion of second quarter results of operations.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations
- ---------------------

Automotive cash and marketable securities were $15.2 billion at June 30, 1996, up $2.8 billion from December 31, 1995. The amount of cash and marketable securities is expected to decline during third quarter 1996 because of planned lower production volume, reflecting normal seasonal factors. The

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
- -------------------------------------------------------------------------

Company paid $857 million in cash dividends on its Common Stock, Class B Stock and Preferred Stock during first half 1996.

Automotive capital expenditures were $3.6 billion in first half 1996, down $382 million from the same period a year ago. For full year 1996, Ford's spending for product change is projected to be about the same compared with 1995; however, as a percent of sales, such spending is expected to be at lower levels.

Automotive debt at June 30, 1996 totaled $6.8 billion, which was 20% of total capitalization (stockholders' equity and Automotive debt), compared with $7.3 billion, or 22% of total capitalization, at December 31, 1995.

At July 1, 1996, Ford had long-term contractually committed global credit agreements under which $8.3 billion is available from various banks through June 30, 2001. The entire $8.3 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. In addition, Ford has the ability to transfer on a nonguaranteed basis the entire $8.3 billion in varying portions to Ford Credit and Ford Credit Europe. These facilities were unused at July 1, 1996.

Financial Services Operations
- -----------------------------

Financial Services cash and investments in securities totaled $6.3 billion at June 30, 1996, down $987 million from December 31, 1995.

Net receivables and lease investments were $162.5 billion at June 30, 1996, up $12.8 billion from December 31, 1995. The increase reflected continued growth in earning assets at Ford Credit and The Associates.

Total debt was $151.9 billion at June 30, 1996, up $10.5 billion from December 31, 1995. The increase resulted from higher debt levels required to finance growth in earning assets at Ford Credit, The Associates and Hertz, and to fund the payment to holders of Ford Holdings' voting preferred stock; the preferred stock was canceled in December 1995.

At July 1, 1996, Financial Services had a total of $49.8 billion of contractually committed support facilities. Of these facilities, $23.6 billion (excluding the $8.3 billion of Ford credit facilities) are contractually committed global credit agreements under which $19.3 billion and $4.3 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 62% and 76%, respectively, of such facilities are available through June 30, 2001. The entire $19.3 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.3 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be. At July 1, 1996, none of the Ford Credit global facilities were in use; $669 million of the Ford Credit Europe global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services support facilities at July 1, 1996 consisted of $23.6 billion of contractually committed support facilities available to various affiliates in the U.S. and $2.6 billion of contractually committed support facilities available to various affiliates outside the U.S.; at July 1, 1996, approximately $1.8 billion of these facilities were in use.


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

Part II.  Other Information
- ---------------------------

Item 1.  Legal Proceedings
- --------------------------

With respect to the patent infringement lawsuit in federal court in Nevada in which an individual patent owner (Lemelson) is seeking damages and an injunction for alleged infringement of four U.S. patents characterized as covering machine vision inspection technologies, including bar code reading, referred to in the second full paragraph on page 25 of the 10-K Report and on page 13 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, on June 5, 1996, Lemelson filed a motion for reconsideration of the district court judge's entry of an order which adopted the magistrate judge's recommendation and granted Ford's motion to dismiss the case.

With respect to the purported class action lawsuits seeking economic damages that have been brought on behalf of all Bronco II owners in the U.S., referred to in the fourth full paragraph on page 25 of the 10-K Report, there are currently ten such suits pending. The federal Panel on Multidistrict Litigation has consolidated seven of the lawsuits. Of the three cases that have not been consolidated, one of the cases remains pending in state court in Alabama, one of the lawsuits is pending in a Texas state court, and the remaining case is on appeal in Eleventh Circuit U.S. Court of Appeals.

With respect to the seven purported class action lawsuits involving an alleged defective ignition switch equipped on numerous Ford vehicle lines, referred to in the first paragraph on page 26 of the 10-K Report, six additional such suits have been filed. Two of the lawsuits purport to include a statewide class, and the remaining eleven lawsuits are nationwide in scope. Six of the lawsuits have been consolidated for class certification proceedings in federal court in Camden, New Jersey. Five of the cases are pending in various federal courts around the country, and Ford has moved to have them consolidated with the six cases pending in the New Jersey federal court. One of the cases is pending in state court in Texas after being remanded from a federal Texas court and one is pending in state court in Alabama.

Six purported class action lawsuits, one filed in February 1996 and five in June 1996, have been brought on behalf of purchasers or lessees of Ford manufactured vehicles with distributor-mounted thick film ignition (TFI) modules. The plaintiffs allege that vehicles with the distributor-mounted TFI modules are defective due to a propensity to fail when subjected to overheating, which causes the engine to stumble, stall, or not start. The lawsuits were filed in state courts in Tennessee, California, Washington, Illinois, Maryland, and Alabama. The lawsuits in Washington, Illinois, Maryland and Alabama have been removed to federal court. The California lawsuit was removed, but was subsequently remanded to state court. The plaintiffs seek pre- and post-judgment interest, attorney fees, disgorgement of all "ill gotten profits", compensatory damages, punitive damages and the recall and retrofit of all vehicles with the allegedly defective TFI modules. If the plaintiffs were to prevail in these lawsuits, Ford could be required to pay substantial damages.

Item 4.  Submission of Matters to a Vote of Security-Holders
- ------------------------------------------------------------

On May 9, 1996, the 1996 Annual Meeting of Stockholders of the Company was held. Following is a brief description of the matters voted upon at the meeting and a tabulation of the voting therefor:

Election of Directors. The following persons were elected directors of the Company based on the number of votes set forth opposite their respective names:

                                            Number of Votes
                                ------------------------------------
          Nominee                    For                     Not For
     ---------------------      -------------              ---------
     Michael D. Dingman         1,520,946,391              7,386,069
     Edsel B. Ford II           1,521,588,893              6,743,567
     William C. Ford            1,521,193,767              7,138,693
     William C. Ford, Jr.       1,521,612,825              6,719,635
     Roberto C. Goizueta        1,521,464,317              6,868,143
     Irvine O. Hockaday, Jr.    1,521,826,159              6,506,301
     Marie-Josee Kravis         1,520,737,056              7,595,404
     Drew Lewis                 1,521,417,918              6,914,542
     Ellen R. Marram            1,521,546,656              6,785,804
     Carl E. Reichardt          1,521,628,394              6,704,066
     John L. Thornton           1,520,879,376              7,453,084
     Alex Trotman               1,519,885,617              8,446,843
     Clifton R. Wharton, Jr.    1,520,093,823              8,238,677

There were no broker non-votes with respect to the election of directors.

Proposal 1 Ratification of Selection of Independent Public Accountants.
- ----------------------------------------------------------------------
A proposal to ratify the selection of Coopers & Lybrand L.L.P. as independent public accountants to audit the books of account and other corporate records of the Company for 1996 was adopted, with 1,513,853,386 votes cast for, 9,695,155 votes cast against, 4,783,918 votes abstained and 1 broker non-vote.

Proposal 2 Relating to the Establishment of Term Limits for Outside Directors.
- -----------------------------------------------------------------------------
A proposal relating to the establishment of term limits for outside directors was rejected, with 1,337,119,540 votes cast against, 64,357,817 votes cast for, 13,468,393 votes abstained and 113,386,710 broker non-votes.

Proposal 3 Relating to the Discontinuance of Options, Rights and Stock Appreciation Rights for Management and the Board of Directors.
- ----------------------------------------------------------------------
A proposal relating to the discontinuance of all options, rights, and stock appreciation rights for management and the Board of Directors was rejected, with 1,338,892,123 votes cast against, 60,923,824 votes cast for, 15,099,803 votes abstained and 113,416,710 broker non-votes.

Proposal 4 Relating to Salary Increases and Stock Option Grants in the Event the Dividend is Cut.
- ----------------------------------------------------------------------------
A proposal relating to salary increases and stock option grants for executive officers and directors in the event of a decrease in the dividend was rejected, with 1,318,726,375 votes cast against, 79,093,741 votes cast for, 17,121,858 votes abstained and 113,390,486 broker non-votes.

Proposal 5 Relating to a Report on the Company's Standards for its International Operations.
- ------------------------------------------------------------------
A proposal relating to a report on the Company's standards for its international operations was rejected, with 1,307,662,845 votes cast against, 52,052,193 votes cast for, 55,243,964 votes abstained and 113,373,458 broker non-votes.

Proposal 6 Relating to the MacBride Principals.
- ----------------------------------------------
A proposal relating to the MacBride Principles for employment in Northern Ireland was rejected, with 1,290,723,910 votes cast against, 81,753,818 votes cast for, 42,247,438 votes abstained and 113,607,294 broker non-votes.

Item 5.  Other Information
- --------------------------

Governmental Standards
- ----------------------

Mobile Source Emissions Control -- European Requirements. With respect to the discussion of European vehicle emission control standards on page 17 of the 10-K Report, the European Commission published a draft Stage III Directive on June 19, 1996. This draft includes a new framework for emission-related fiscal incentives for the early introduction of vehicles capable of meeting Stage III standards before 2000 and vehicles capable of meeting newly proposed and even more stringent indicative limit values before 2005. The draft directive provides that prior to December 31, 1998 a technical feasibility and cost-effectiveness study will be conducted to determine appropriate mandatory standards for 2005.

Motor Vehicle Fuel Economy. With respect to the international concerns over global warming due to the emission of "greenhouse gasses", such as carbon dioxide ("CO2") emitted by motor vehicles, discussed on page 19 of the 10-K Report, during a July 1996 meeting of the parties to the U.N. Climate Control Convention, the U.S. indicated its conceptual support for amending the agreement among the parties to incorporate binding emission reduction levels. If such an amendment were adopted, it could require Ford to curtail or eliminate the production and sale of large and luxury cars and most truck models, which would have a substantial adverse effect on Ford's sales volumes and profits.

With respect to the discussion of European proposals to reduce the average CO2 emissions from new cars on pages 19-20 of the 10-K Report, the Council of Environmental Ministers of June 25-26, 1996 declared that an agreement with the automobile industry in combination with market incentives and consumer information should be priority actions for reducing CO2 emissions. The Council affirmed as a medium-term objective an average of CO2-emission value for new cars of 120 grams per kilometer. Recognizing that this may not be achievable by 2005, the Council directed the European Commission to consider intermediate objectives for 2005 and extension of the 120 grams per kilometers target until 2010. The Council also directed the European Commission to report back by the end of 1996 on the progress of discussions with the automobile industry about a possible agreement for reducing average new car CO2 emissions limit values.

With respect to the discussion of the voluntary pledge offered by French automobile manufacturers for the reduction of average CO2 emissions from new cars on page 19 of the 10-K Report, the French government has not accepted the pledge offered by the French automobile manufacturers, but is continuing discussions with them on appropriate strategies for CO2 reductions.



                                                         Supplemental Schedule



                                                   Ford Motor Company

                                   CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                                   ---------------------------------------------
                                                     (in millions)



Ford Capital B.V.
- -----------------
                                               June 30,           December 31,
                                                 1996                 1995
                                               --------           ------------
                                                        (unaudited)
Current assets                                  $1,745                 $1,251
Noncurrent assets                                3,496                  4,662
                                                ------                 ------
 Total assets                                   $5,241                 $5,913
                                                ======                 ======

Current liabilities                             $1,116                 $  626
Noncurrent liabilities                           3,561                  4,661
Minority interests in net
 assets of subsidiaries                             12                     22
Stockholder's equity                               552                    604
                                                ------                 ------
 Total liabilities and
  stockholder's equity                          $5,241                 $5,913
                                                ======                 ======


                                         Second Quarter                  First Half
                                    ------------------------      -----------------------
                                      1996            1995          1996           1995
                                    --------        --------      --------       --------
                                          (unaudited)                (unaudited)

Sales and other revenue              $753            $690         $1,575         $1,346
Operating income                       14              52             11            129
Income/(loss) before income taxes       1              35            (16)            99
Net (loss)/income                     (14)             27            (43)            83





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

                                        -17-

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     (a)  Exhibits
          --------

          Please refer to the Exhibit Index on page 19.

     (b)  Reports on Form 8-K
          --------------------

          The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 1996:

          Current Report on Form 8-K dated April 12, 1996 included information regarding Ford's increase in ownership of Mazda Motor Corporation.

          Current Report on Form 8-K dated April 17, 1996 included information relating to Ford's first quarter 1996 financial results.

          Current Report on Form 8-K dated May 23, 1996 included information regarding Ford's announcement of an agreement to sell all of the assets of USL Capital's Rail Services to First Union Corp.




                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        FORD MOTOR COMPANY
                                        ------------------
                                          (Registrant)



Date:  August 1, 1996                   By:  /s/ D. R. Coulson
       --------------                      ------------------------------
                                             D. R. Coulson
                                             Director of Accounting
                                             Ford Automotive Operations
                                             (principal accounting officer)



                             EXHIBIT INDEX
                             -------------



                                                                  Sequential
                                                                  Page Number
Designation                    Description                      at Which Found
- -----------                    -----------                      --------------

Exhibit 11    Ford Motor Company and Subsidiaries Computation        20-21
              of Primary and Fully Diluted Earnings Per Share
              in Accordance with Opinion 15 of the Accounting
              Principles Board.

Exhibit 12    Ford Motor Company and Subsidiaries Calculation         22
              of Ratio of Earnings to Combined Fixed Charges
              and Preferred Stock Dividends.

Exhibit 15    Letter of Coopers & Lybrand L.L.P., Independent         23
              Public Accountants, dated July 30, 1996 relating to
              Financial Information.




