Form 10-Q
period 1996-09-30
FORD MOTOR CO
filed 1996-10-30
CIK 37996

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q




(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the quarterly period ended      September 30, 1996        OR
                                    ------------------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------

                          Commission file number 1-3950
                                                 ------

                               FORD MOTOR COMPANY
                               ------------------
             (Exact name of registrant as specified in its charter)


        Incorporated in Delaware                       38-0549190
     ------------------------------              ----------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)              Identification Number)


                  The American Road, Dearborn, Michigan 48121
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

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
                                             ---    ---
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1996, the Registrant had outstanding 1,114,618,895 shares of Common Stock and 70,852,076 shares of Class B Stock.








                                  Page 1 of 24


               Exhibit index located on sequential page number 18



                                                 Ford Motor Company and Subsidiaries

                                                             HIGHLIGHTS
                                                             ----------





                                                           Third Quarter                       Nine Months
                                                     --------------------------         --------------------------
                                                       1996              1995             1996              1995
                                                     --------          --------         --------          --------
                                                            (unaudited)                        (unaudited)
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- United States                                          884               869             2,891             3,038
- Outside United States                                  568               566             2,009             1,978
                                                       -----             -----             -----             -----
   Total                                               1,452             1,435             4,900             5,016
                                                       =====             =====             =====             =====

Sales and revenues (in millions)
- Automotive                                         $26,459           $24,437          $ 86,518          $ 82,899
- Financial Services                                   7,501             6,981            21,640            19,691
                                                     -------           -------          --------          --------
   Total                                             $33,960           $31,418          $108,158          $102,590
                                                     =======           =======          ========          ========

Net income/(loss) (in millions)
- Automotive                                         $    15           $  (201)         $  1,265          $  2,040
- Financial Services                                     671*              558             1,977*            1,439
                                                     -------           -------          --------          --------
   Total                                             $   686           $   357          $  3,242          $  3,479
                                                     =======           =======          ========          ========

Capital expenditures (in millions)
- Automotive                                         $ 2,358           $ 2,254          $  5,926          $  6,204
- Financial Services                                     149                76               349               223
                                                     -------           -------          --------          --------
   Total                                             $ 2,507           $ 2,330          $  6,275          $  6,427
                                                     =======           =======          ========          ========

Stockholders' equity at September 30
- Total (in millions)                                $26,152           $24,955          $ 26,152          $ 24,955
- After-tax return on Common and
   Class B stockholders' equity                         10.5%              5.4%             17.4%             20.9%

Automotive cash and marketable
 securities at September 30 (in millions)            $12,960           $12,241          $ 12,960          $ 12,241

Automotive debt at September 30
 (in millions)                                       $ 7,296           $ 6,829          $  7,296          $  6,829

Automotive after-tax return on sales                     0.1%               **               1.5%              2.5%

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                           1,183             1,083             1,177             1,049
- Number outstanding at September 30                   1,185             1,090             1,185             1,090

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income/(loss) assuming full dilution
- Automotive                                         $  0.00           $ (0.19)         $   1.02          $   1.65
- Financial Services                                    0.56              0.46              1.64              1.20
                                                     -------           -------          --------          --------
   Total                                             $  0.56           $  0.27          $   2.66          $   2.85
                                                     =======           =======          ========          ========


Cash dividends                                       $ 0.385           $  0.31          $  1.085          $   0.88

- - - - -
*Results in third quarter 1996 and nine months 1996 included a gain on disposition of substantially all of USL Capital's assets ($76 million and $95 million, respectively); results in nine months 1996 included a write-down relating to Ford's investment in Budget Rent a Car Corporation ($437 million)
and a gain on sale of The Associates' common stock ($650 million)

**Results in this period were a loss



                                                 Ford Motor Company and Subsidiaries

                                                         VEHICLE UNIT SALES
                                                         ------------------

                                          For the Periods Ended September 30, 1996 and 1995
                                                           (in thousands)



                                                            Third Quarter                       Nine Months
                                                     ----------------------------       --------------------------
                                                        1996              1995             1996             1995
                                                     ----------        ----------       ----------        --------
                                                              (unaudited)                        (unaudited)
North America
United States
 Cars                                                    387                377           1,228             1,333
 Trucks                                                  497                492           1,663             1,705
                                                       -----              -----           -----             -----
  Total United States                                    884                869           2,891             3,038

Canada                                                    52                 46             174               178
Mexico                                                    13                  3              39                21
                                                       -----              -----           -----             -----

  Total North America                                    949                918           3,104             3,237

Europe
Britain                                                  100                105             376               371
Germany                                                   84                 93             330               325
France                                                    42                 40             147               124
Italy                                                     30                 31             129               139
Spain                                                     27                 33             114               129
Other countries                                           67                 58             236               212
                                                       -----              -----           -----             -----

  Total Europe                                           350                360           1,332             1,300

Other international
Brazil                                                    49                 45             142               153
Australia                                                 40                 41             107               107
Taiwan                                                    20                 27              72                90
Japan                                                     13                 14              41                44
Argentina                                                 12                 13              43                34
Other countries                                           19                 17              59                51
                                                       -----              -----           -----             -----

  Total other international                              153                157             464               479
                                                       -----              -----           -----             -----


Total worldwide vehicle unit sales                     1,452              1,435           4,900             5,016
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


                         Part I. Financial Information
                         ------------------------------

Item 1.  Financial Statements
-----------------------------



                                                 Ford Motor Company and Subsidiaries

                                                  CONSOLIDATED STATEMENT OF INCOME
                                                  --------------------------------


                                          For the Periods Ended September 30, 1996 and 1995
                                                            (in millions)

                                                           Third Quarter                       Nine Months
                                                     --------------------------         --------------------------
                                                       1996              1995             1996              1995
                                                     --------          --------         --------          --------
                                                            (unaudited)                        (unaudited)
AUTOMOTIVE
Sales                                                $26,459           $24,437          $86,518           $82,899

Costs and expenses (Note 2)
Costs of sales                                        24,926            23,271           79,941            75,154
Selling, administrative and other expenses             1,514             1,370            4,619             4,393
                                                     -------           -------          -------           -------
  Total costs and expenses                            26,440            24,641           84,560            79,547

Operating income/(loss)                                   19              (204)           1,958             3,352

Interest income                                          188               171              589               594
Interest expense                                         155               151              537               491
                                                     -------           -------          -------           -------
  Net interest income                                     33                20               52               103
Equity in net loss of affiliated companies               (68)             (190)             (43)             (151)
Net expense from transactions with
 Financial Services                                      (25)              (42)             (62)             (101)
                                                     -------           -------          -------           -------

(Loss)/income before income taxes - Automotive           (41)             (416)           1,905             3,203

FINANCIAL SERVICES
Revenues                                               7,501             6,981           21,640            19,691

Costs and expenses
Interest expense                                       2,458             2,437            7,318             6,948
Depreciation                                           1,768             1,715            5,134             4,836
Operating and other expenses                           1,559             1,421            4,522             4,049
Provision for credit and insurance losses                708               472            1,894             1,337
Asset write-downs and dispositions (Note 3)             (235)                -              437                 -
                                                     -------           -------          -------           -------
  Total costs and expenses                             6,258             6,045           19,305            17,170
Net revenue from transactions with Automotive             25                42               62               101
Gain on sale of The Associates'
 common stock (Note 4)                                     -                 -              650                 -
                                                     -------           -------          -------           -------

Income before income taxes - Financial Services        1,268               978            3,047             2,622
                                                     -------           -------          -------           -------

TOTAL COMPANY
Income before income taxes                             1,227               562            4,952             5,825

Provision for income taxes                               474               157            1,581             2,198
                                                     -------           -------          -------           -------

Income before minority interests                         753               405            3,371             3,627

Minority interests in net income of subsidiaries          67                48              129               148
                                                     -------           -------          -------           -------

Net income                                           $   686           $   357          $ 3,242           $ 3,479
                                                     =======           =======          =======           =======

Income attributable to Common and Class B Stock
 after preferred stock dividends                     $   670           $   302          $ 3,191           $ 3,283

Average number of shares of Common and Class B
 Stock outstanding                                     1,183             1,083            1,177             1,049

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

Income                                               $  0.57           $  0.28          $  2.71           $  3.13

Income assuming full dilution                        $  0.56           $  0.27          $  2.66           $  2.85

Cash dividends                                       $ 0.385           $  0.31          $ 1.085           $  0.88


The accompanying notes are part of the financial statements.



                                                 Ford Motor Company and Subsidiaries

                                                     CONSOLIDATED BALANCE SHEET
                                                     --------------------------
                                                            (in millions)

                                                                                    September 30,         December 31,
                                                                                         1996                 1995
                                                                                    -------------         ------------
                                                                                     (unaudited)
ASSETS
Automotive
Cash and cash equivalents                                                             $  3,461              $  5,750
Marketable securities                                                                    9,499                 6,656
                                                                                      --------              --------
   Total cash and marketable securities                                                 12,960                12,406

Receivables                                                                              3,525                 3,321
Inventories (Note 5)                                                                     7,671                 7,162
Deferred income taxes                                                                    3,287                 2,709
Other current assets                                                                     3,526                 1,483
Net current receivable from Financial Services                                             109                   200
                                                                                      --------              --------
   Total current assets                                                                 31,078                27,281

Equity in net assets of affiliated companies                                             2,484                 2,248
Net property                                                                            32,605                31,273
Deferred income taxes                                                                    4,703                 4,802
Other assets                                                                             7,196                 7,168
                                                                                      --------              --------
   Total Automotive assets                                                              78,066                72,772

Financial Services
Cash and cash equivalents                                                                5,295                 2,690
Investments in securities                                                                3,594                 4,553
Net receivables and lease investments                                                  158,386               149,694
Other assets                                                                            13,160                13,574
                                                                                      --------              --------
   Total Financial Services assets                                                     180,435               170,511
                                                                                      --------              --------

   Total assets                                                                       $258,501              $243,283
                                                                                      ========              ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                        $ 11,729              $ 11,260
Other payables                                                                           1,876                 1,976
Accrued liabilities                                                                     17,058                13,392
Income taxes payable                                                                       600                   316
Debt payable within one year                                                             2,125                 1,832
                                                                                      --------              --------
   Total current liabilities                                                            33,388                28,776

Long-term debt                                                                           5,171                 5,475
Other liabilities                                                                       26,497                25,677
Deferred income taxes                                                                    1,468                 1,186
                                                                                      --------              --------
   Total Automotive liabilities                                                         66,524                61,114

Financial Services
Payables                                                                                 3,927                 5,476
Debt                                                                                   148,320               141,317
Deferred income taxes                                                                    4,206                 3,831
Other liabilities and deferred income                                                    8,583                 6,116
Net payable to Automotive                                                                  109                   200
                                                                                      --------              --------
   Total Financial Services liabilities                                                165,145               156,940

Company-obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures
 of the Company (Note 6)                                                                   680                   682

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate
  liquidation preference of $724 million and $1,042 million)                                 *                     *
 Common Stock, par value $1.00 per share (1,115 and 1,089 million shares issued)         1,115                 1,089
 Class B Stock, par value $1.00 per share (71 million shares issued)                        71                    71
Capital in excess of par value of stock                                                  5,202                 5,105
Foreign currency translation adjustments and other                                         163                   594
Earnings retained for use in business                                                   19,601                17,688
                                                                                      --------              --------
   Total stockholders' equity                                                           26,152                24,547
                                                                                      --------              --------

   Total liabilities and stockholders' equity                                         $258,501              $243,283
                                                                                      ========              ========


- - - - -
*Less than $1 million

The accompanying notes are part of the financial statements.

                                                                      5


                                                 Ford Motor Company and Subsidiaries

                                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           ----------------------------------------------

                                          For the Periods Ended September 30, 1996 and 1995
                                                            (in millions)


                                                                           Nine Months 1996          Nine Months 1995
                                                                         ----------------------    ----------------------
                                                                                      Financial                 Financial
                                                                         Automotive   Services     Automotive   Services
                                                                         ----------   ---------    ----------   ---------
                                                                              (unaudited)               (unaudited)
Cash and cash equivalents at January 1                                    $ 5,750     $  2,690      $ 4,481     $  1,739

Cash flows from operating activities before securities trading              8,462       10,839        6,796        9,171
Net (purchases)/sales of trading securities                                (2,844)      (1,230)       1,982          256
                                                                          -------     --------      -------     --------
   Net cash flows from operating activities                                 5,618        9,609        8,778        9,427

Cash flows from investing activities
 Capital expenditures                                                      (5,926)        (349)      (6,204)        (223)
 Acquisitions of receivables and lease investments                              -      (82,293)           -      (71,557)
 Collections of receivables and lease investments                               -       62,469            -       51,210
 Net acquisitions of daily rental vehicles                                      -       (1,995)           -       (1,529)
 Net proceeds from USL Capital asset sales (Note 3)                             -        1,157            -            -
 Purchases of securities                                                       (6)      (8,362)         (47)      (4,748)
 Sales and maturities of securities                                             7       10,266           50        3,748
 Proceeds from sales of receivables and lease investments                       -        1,011            -        2,728
 Net investing activity with Financial Services                              (254)           -         (237)           -
 Other                                                                       (523)        (204)        (400)        (171)
                                                                          -------     --------      -------     --------
   Net cash used in investing activities                                   (6,702)     (18,300)      (6,838)     (20,542)

Cash flows from financing activities
 Cash dividends                                                            (1,328)           -       (1,120)           -
 Issuance of Common Stock                                                     124            -          326            -
 Issuance of Common Stock of a subsidiary (Note 4)                              -        1,897            -            -
 Changes in short-term debt                                                   395        1,465          665        2,481
 Proceeds from other debt                                                     300       18,650            0       16,532
 Principal payments on other debt                                            (671)     (10,407)        (207)      (7,931)
 Net financing activity with Automotive                                         -          254            -          237
 Other                                                                        (43)        (266)           6          415
                                                                          -------     --------      -------      -------
   Net cash (used in)/provided by financing activities                     (1,223)      11,593         (330)      11,734

Effect of exchange rate changes on cash                                       (73)        (206)         136          (21)
Net transactions with Automotive/Financial Services                            91          (91)         394         (394)
                                                                          -------     --------      -------     --------

   Net (decrease)/increase in cash and cash equivalents                    (2,289)       2,605        2,140          204
                                                                          -------     --------      -------     --------

Cash and cash equivalents at September 30                                 $ 3,461     $  5,295      $ 6,621     $  1,943
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

2.   Selected Automotive costs and expenses are summarized as follows
     (in millions):

                                  Third Quarter              Nine Months
                               -------------------       -------------------
                                1996         1995         1996         1995
                               ------       ------       ------       ------

         Depreciation           $687         $622        $1,966       $1,816
         Amortization            828          731         2,278        2,072


3.   Asset Write-downs and Dispositions

     During third quarter 1996, USL Capital concluded a series of transactions for the sale of substantially all of its assets, as well as certain assets owned by Ford Credit and managed by USL Capital. Proceeds from the sale were used to pay down related liabilities and debt.

     The Company recorded a pre-tax charge in second quarter 1996 to recognize the estimated value of its outstanding notes receivable from, and preferred stock investment in, Budget Rent a Car Corporation ("BRAC"). The write-down resulted from conclusions reached in a study of Ford's rental car business strategy. In accordance with SFAS 114, the notes receivable write-down reflected primarily the unsecured portion of financing provided to BRAC by Ford. The preferred stock write-down reflected recognition of the fair value of Ford's investment. The Company previously announced its intention to acquire all of the outstanding common stock of BRAC at a future date, subject to governmental review.

     The effect of the USL Capital disposition and BRAC write-down on the Company's results from operations are summarized below (in millions):

                                                        Third Quarter 1996                     Nine Months 1996
                                                     ------------------------           -----------------------------
                                                        Income           Net            Income/(loss)       Net
                                                     Before Taxes      Income           Before Taxes    Income/(loss)
                                                     ------------      ------           ------------    -------------

         USL Capital disposition                         $235            $76               $ 263           $  95
         Budget Rent a Car Corporation write-down           -              -                (700)           (437)
                                                         ----            ---               -----           -----
              Total                                      $235            $76               $(437)          $(342)
                                                         ====            ===               =====           =====

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)


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


5.   Automotive inventories are summarized as follows (in millions):


                                                        September 30,    December 31,
                                                            1996             1995
                                                        -------------    ------------

         Raw materials, work in process and supplies       $3,758            $3,717
         Finished products                                  3,913             3,445
                                                           ------            ------
            Total inventories                              $7,671            $7,162
                                                           ======            ======


         U.S. inventories                                  $2,929            $2,662

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

[Coopers & Lybrand L.L.P. letterhead]



                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Ford Motor Company


We have reviewed the consolidated balance sheet of Ford Motor Company and Subsidiaries at September 30, 1996 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in the Ford Motor Company Quarterly Report on Form 10-Q for the quarter ended September 30, 1996. These financial statements are the responsibility of the Company's management.

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




/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
October 16, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

RESULTS OF OPERATIONS:  THIRD QUARTER 1996 COMPARED WITH THIRD QUARTER 1995

Overview
--------

Ford earned $686 million, or $0.56 per share of Common and Class B Stock (fully diluted), in third quarter 1996. This compares with $357 million, or $0.27 per share (fully diluted), in third quarter 1995. Results in third quarter 1996 included the net favorable effect of two one-time actions (discussed below) totaling $37 million, or $0.03 per share. The Company's worldwide sales and revenues were $34 billion, up $2.5 billion from a year ago. Vehicle unit sales of cars and trucks were 1,452,000, up 17,000 units or 1%. Stockholders' equity was $26.2 billion at September 30, 1996, compared with $24.5 billion at December 31, 1995.

Automotive Operations
---------------------

Ford's worldwide Automotive operations earned $15 million in third quarter 1996 on sales of $26.5 billion, compared with a loss of $201 million in third quarter 1995 on sales of $24.4 billion. Improved Automotive results in the U.S. were offset partially by increased losses in other markets.

In the U.S., Automotive operations earned a record $634 million in third quarter 1996 on sales of $17.7 billion, compared with $187 million a year ago on sales of $16.8 billion. The increase in earnings was explained by higher margins (reflecting improved sales mix), improved material costs and other operating cost efficiencies, offset partially by higher product costs. Results in third quarter 1996 included an initial charge of $39 million for special early retirements and voluntary separation packages to selected U.S. salaried employees.

In third quarter 1996, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.4 million units, compared with 15.2 million units in third quarter 1995. Ford's combined car and truck market share was 24.5% in third quarter 1996, down 3/10 of a point from a year ago. Lower shares of small and specialty cars were offset partially by strong acceptance of new product offerings.

Outside the U.S., Automotive operations had a loss of $619 million in third quarter 1996 on sales of $8.8 billion, compared with a loss of $388 million a year ago on sales of $7.6 billion. The decline reflected primarily increased losses in Europe and Brazil.

European Automotive operations had a loss of $472 million in third quarter 1996, compared with a loss of $320 million in third quarter 1995. The higher loss reflected costs associated with launching new products, adverse vehicle mix and volume, and continued high marketing costs. High-volume launches are largely completed. In addition, Ford is continuing to focus on cost reductions, and its recently launched new products will strengthen its product offerings in Europe.

In third quarter 1996, the seasonally-adjusted annual selling rate for the European car and truck industry was 14.6 million units, compared with 13.3 million units in third quarter 1995. Ford's combined car and truck market share was 11.8% in third quarter 1996, down one point from a year ago, and down half a point from full year 1995, reflecting primarily planned lower sales to daily rental companies.

In South America, Ford had a loss of $226 million in third quarter 1996, compared with a loss of $102 million a year ago. The decline reflected primarily higher losses for operations in Brazil as a result of a long and costly launch process following the dissolution of the Autolatina joint venture with Volkswagen AG and higher levels of marketing costs. Losses in Brazil are expected to continue in fourth quarter 1996 and in 1997. To improve the competitiveness of its product offerings in Brazil, Ford plans to have three new products (the Fiesta, Escort and Ranger) available for sale throughout most of 1997 and expects to introduce in 1997 a new, Brazilian-produced small car -- the Ka.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

Financial Services Operations
-----------------------------
The Company's Financial Services operations earned a record $671 million in third quarter 1996, compared with $558 million in third quarter 1995. The improvement reflected a one-time gain on sale of USL Capital's assets (discussed below) and record earnings at The Associates and Hertz, offset partially by lower results at Ford Credit.

Ford Credit's consolidated net income was $299 million in third quarter 1996, compared with $357 million a year ago. The decrease resulted primarily from higher credit losses and the effects of the recent Financial Services reorganization (referred to on page 11 of Ford's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996). An improved net interest margin was a partial offset. Credit losses as a percent of average net finance receivables (including net investment in operating leases) were 0.89% in third quarter 1996, compared with 0.48% in third quarter 1995. Ford Credit expects that the upward trend in credit losses will continue through the remainder of 1996. International operations managed by Ford Credit, but not included in its consolidated results, earned $61 million in third quarter 1996, compared with $69 million a year ago.

The Associates earned a record $230 million in third quarter 1996 (Ford's share was $186 million), compared with $197 million a year ago. The increase reflected primarily higher levels of earning assets, offset partially by higher credit losses.

Hertz earned a record $74 million in third quarter 1996, compared with $65 million a year ago. The increase reflected primarily higher volume in car rental and construction equipment rental and sales operations.

During third quarter 1996, USL Capital concluded a series of transactions for the sale of substantially all of its assets, as well as certain assets owned by Ford Credit and managed by USL Capital. Proceeds from the sale were used to pay down related liabilities and debt. These transactions resulted in a gain in third quarter 1996 of $235 million before taxes ($76 million after taxes). Excluding the one-time gain on sale of assets, USL Capital earned $18 million in third quarter 1996, compared with $31 million a year ago. The decline reflected the absence of earnings from operations sold during the quarter.

Outlook
-------

It is expected that the U.S. economy will continue to be healthy into 1997, with a sustainable rate of growth and moderate inflation. The Company expects U.S. car and truck industry sales to total 15.5 million units in full year 1996, compared with 15.1 million units in 1995. In Europe, car and truck industry sales are expected to total 14.2 million units in full year 1996, compared with
13.4 million units in 1995. Earnings for fourth quarter 1996 are expected to be higher than earnings in fourth quarter 1995 (despite expected additional charges of $300 million to $400 million after taxes for early retirement programs), but earnings for full year 1996 might be lower than earnings in full year 1995.

Factors that could result in lower industry volumes than expected and, in turn, lower earnings include an unexpected decline in the U.S. economy (or other major markets), an outbreak of hostilities in the Middle East resulting in higher fuel prices, or increases in interest rates. Other factors that could adversely affect Ford's earnings include unfavorable market reception to new products, production or launch problems associated with new products, or significant escalation in marketing incentives.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

FIRST NINE MONTHS 1996 COMPARED WITH FIRST NINE MONTHS 1995

Overview
--------

Ford earned $3,242 million, or $2.66 per share of Common and Class B Stock (fully diluted), in first nine months 1996. This compares with $3,479 million, or $2.85 per share (fully diluted), in first nine months 1995. Results in first nine months 1996 included a net one-time gain of $308 million, or $0.25 per share, relating to gain on sale of The Associates' common stock, write-down of Ford's investment in Budget Rent a Car Corporation ("BRAC") (discussed below), and gain on sale of USL Capital's assets. The Company's worldwide sales and revenues were $108.2 billion, up $5.7 billion from a year ago. Vehicle unit sales of cars and trucks were 4,900,000, down 116,000 units or 2%.

During May 1996, The Associates completed an initial public offering of its common stock representing a 19.3% economic interest in The Associates (the "IPO"). Ford recorded in second quarter 1996 a non-operating gain of $650 million resulting from the IPO, to recognize the excess of the net proceeds from the IPO over the proportionate share of Ford's investment in The Associates. The gain was not subject to income taxes.

The Company recorded a pre-tax charge in second quarter 1996 totaling $700 million ($437 million after taxes) to recognize the estimated value of its outstanding notes receivable from, and preferred stock investment in, BRAC. The write-down resulted from conclusions reached in a study of Ford's rental car business strategy. In accordance with SFAS 114, the notes receivable write-down reflected primarily the unsecured portion of financing provided to BRAC by Ford. The preferred stock write-down reflected recognition of the fair value of Ford's investment. The Company previously announced its intention to acquire all of the outstanding common stock of BRAC at a future date, subject to governmental review.

Automotive Operations
---------------------

Ford's worldwide Automotive operations earned $1,265 million in first nine months 1996 on sales of $86.5 billion, compared with $2,040 million in first nine months 1995 on sales of $82.9 billion. After-tax return on sales was 1.5% in first nine months 1996, down one point from a year ago.

In the U.S., Automotive operations earned $1,379 million in first nine months 1996 on sales of $55.9 billion, compared with $1,675 million a year ago on sales of $55.7 billion. The decline in earnings was explained by lower unit volume (reflecting lower market share and dealer inventory rebalancing) and costs associated with launching high-volume new products. Increased operating cost efficiencies and improved sales mix were partial offsets.

In first nine months 1996, the seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.6 million units, compared with 15 million units a year ago. Ford's combined car and truck market share was 25% in first nine months 1996, down 9/10 of a point from a year ago, and down 6/10 of a point from full year 1995, reflecting primarily planned lower sales to daily rental companies and reduced marketing support for low margin small cars.

Outside the U.S., Automotive operations had a loss of $114 million in first nine months 1996 on sales of $30.6 billion, compared with a profit of $365 million a year ago on sales of $27.2 billion. The decline reflected primarily lower results in Brazil and Europe.

European Automotive operations had a loss of $203 million in first nine months 1996, compared with a profit of $164 million in first nine months 1995. The lower results reflected primarily costs associated with launching new products and adverse product line mix.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

In first nine months 1996, the seasonally-adjusted annual selling rate for the European car and truck industry was 14.3 million units, compared with 13.4 million units a year ago. Ford's combined car and truck market share was 12% in first nine months 1996, down half a point from a year ago, and down 3/10 of a point from full year 1995.

Outside the U.S. and Europe, Automotive operations earned $89 million in first nine months 1996, compared with $201 million a year ago. The decline reflected primarily costs associated with launching new products and other costs associated with new operations in Brazil and other emerging markets.

Financial Services Operations
-----------------------------

The Company's Financial Services operations earned $1,977 million in first nine months 1996, compared with $1,439 million in first nine months 1995. Results in first nine months 1996 included a net one-time gain of $308 million relating to gain on sale of The Associates' common stock, write-down of Ford's investment in BRAC, and gain on sale of USL Capital's assets ($95 million). The improvement also reflected record earnings at The Associates and Hertz, offset partially by lower results at Ford Credit.

Ford Credit's consolidated net income was $924 million in first nine months 1996, compared with $986 million a year ago. The decrease reflected primarily the same factors as those described in the discussion of third quarter results of operations. International operations managed by Ford Credit, but not included in its consolidated results, earned $190 million in first nine months 1996, compared with $200 million a year ago.

The Associates earned a record $623 million in first nine months 1996 (Ford's share was $555 million), compared with $529 million a year ago. Hertz earned a record $123 million in first nine months 1996, compared with $84 million a year ago. These changes reflected primarily the same factors as those described in the discussion of third quarter results of operations. Excluding a one-time gain on sale of USL Capital's assets, USL Capital earned $99 million in first nine months 1996, compared with $87 million a year ago.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations
---------------------

Automotive cash and marketable securities were $13 billion at September 30, 1996, up $554 million from December 31, 1995. The Company paid $1,328 million in cash dividends on its Common Stock, Class B Stock and Preferred Stock during first nine months 1996.

Automotive capital expenditures were $5.9 billion in first nine months 1996, down $278 million from the same period a year ago. For full year 1996, Ford's spending for product change is projected to be about the same compared with 1995; however, as a percent of sales, such spending is expected to be at lower levels.

Automotive debt at September 30, 1996 totaled $7.3 billion, which was 21% of total capitalization (stockholders' equity and Automotive debt), compared with $7.3 billion, or 22% of total capitalization, at December 31, 1995.

At October 1, 1996, Ford had long-term contractually committed global credit agreements under which $8.4 billion is available from various banks through June 30, 2001. The entire $8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. In addition, Ford has the ability to transfer on a nonguaranteed basis the entire $8.4 billion in varying portions to Ford Credit and Ford Credit Europe. These facilities were unused at October 1, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

Financial Services Operations
-----------------------------

Financial Services cash and investments in securities totaled $8.9 billion at September 30, 1996, up $1.6 billion from December 31, 1995, reflecting primarily net proceeds from the sale of USL Capital's assets.

Net receivables and lease investments were $158.4 billion at September 30, 1996, up $8.7 billion from December 31, 1995. The increase reflected continued growth in earning assets at Ford Credit and The Associates, offset partially by the sale of USL Capital's assets.

Total debt was $148.3 billion at September 30, 1996, up $7 billion from December 31, 1995. The increase resulted from higher debt levels required to finance growth in earning assets at The Associates, Ford Credit and Hertz, offset partially by a decrease in debt at USL Capital as a result of the sale of USL Capital's assets.

At October 1, 1996, Financial Services had a total of $48.9 billion of contractually committed support facilities. Of these facilities, $24 billion (excluding the $8.4 billion of Ford's credit facilities) are contractually committed global credit agreements under which $19.7 billion and $4.3 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 62% and 76%, respectively, of such facilities are available through June 30, 2001. The entire $19.7 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.3 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be. At October 1, 1996, none of the Ford Credit global facilities were in use; $544 million of the Ford Credit Europe global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services support facilities at October 1, 1996 consisted of $22.3 billion of contractually committed support facilities available to various affiliates in the U.S. and $2.6 billion of contractually committed support facilities available to various affiliates outside the U.S.; at October 1, 1996, approximately $1.3 billion of these facilities were in use.

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

                           Part II. Other Information
                           --------------------------

Item 5.  Other Information
--------------------------

Ford and the United Automobile Workers ("UAW") have entered into a new collective bargaining agreement that will expire on September 14, 1999. The new agreement includes provisions that will increase Ford's labor costs by approximately 4% per year over the term of the contract, in respect of its employees who are UAW members. Ford's existing agreement with the Canadian Automobile Workers ("CAW") was scheduled to expire on September 14, 1996, but has been extended pending negotiations of a new agreement. It is not known whether Ford will be able to reach a new agreement with the CAW without a work stoppage. If there should be a protracted work stoppage, Ford's profits could be substantially adversely affected.

                                                                        Supplemental Schedule



                                                         Ford Motor Company

                                            CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                                            ---------------------------------------------
                                                            (in millions)



Ford Capital B.V.
-----------------
                                                     September 30,         December 31,
                                                         1996                  1995
                                                     ------------          ------------
                                                                (unaudited)
Current assets                                          $1,772                $1,251
Noncurrent assets                                        3,378                 4,662
                                                        ------                ------
   Total assets                                         $5,150                $5,913
                                                        ======                ======


Current liabilities                                     $1,005                $  626
Noncurrent liabilities                                   3,552                 4,661
Minority interests in net
 assets of subsidiaries                                     18                    22
Stockholder's equity                                       575                   604
                                                        ------                ------
   Total liabilities and
    stockholder's equity                                $5,150                $5,913
                                                        ======                ======



                                                       Third Quarter                     Nine Months
                                                 ------------------------          -----------------------
                                                    1996          1995                1996          1995
                                                 ----------    ----------          ----------    ---------
                                                        (unaudited)                      (unaudited)
Sales and other revenue                             $508           $614              $2,083        $1,960
Operating income                                      45             61                  56           190
Income before income taxes                            30             46                  14           145
Net income/(loss)                                     21             25                 (22)          108


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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
     (a)   Exhibits
           --------

           Please refer to the Exhibit Index on page 18.

     (b)   Reports on Form 8-K
           -------------------

           The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 1996:

           Current Report on Form 8-K dated July 11, 1996 relating to a dividend increase and other one-time actions.

           Current Report on Form 8-K dated July 17, 1996 relating to Ford's second quarter 1996 financial results.

           Current Report on Form 8-K dated August 6, 1996 relating to Ford's 7 1/2% debentures due August 1, 2026 in the aggregate principal amount of $250 million.

           Current Report on Form 8-K dated September 9, 1996 relating to Ford's operations in Brazil.

           Current Report on Form 8-K dated September 30, 1996 relating to the new collective bargaining agreement between Ford and the United Automobile Workers union.






                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 FORD MOTOR COMPANY
                                        ----------------------------------
                                                   (Registrant)








Date:  October 30, 1996                By:     /s/ D. R. Coulson
      ------------------                    -----------------------------------
                                                D. R. Coulson
                                                Director of Accounting
                                                Ford Automotive Operations
                                                (principal accounting officer)

                                  EXHIBIT INDEX
                                  -------------
                                                                 Sequential
                                                                Page Number
Designation                    Description                     at Which Found
-----------    ------------------------------------------      --------------


Exhibit 10.1   Amendment to Ford Motor Company Restricted                19
               Stock Plan for Non-Employee Directors, effective as of August 1, 1996.

Exhibit 10.2   Amendments to Ford Motor Company Deferred Compensation    20
               Plan, effective as of October 1, 1996.

Exhibit 11     Ford Motor Company and Subsidiaries Computation           21-22
               of Primary and Fully Diluted Earnings Per Share in Accordance with Opinion 15 of the Accounting
               Principles Board.

Exhibit 12     Ford Motor Company and Subsidiaries Calculation           23
               of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 15     Letter of Coopers & Lybrand L.L.P., Independent Public    24
               Accountants, dated October 30, 1996 relating to
               Financial Information.