Form 10-K405
period 1996-12-31
FORD MOTOR CO
filed 1997-03-18
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K
(Mark One)

  X      Annual report pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934 (No Fee Required)

                   For the fiscal year ended December 31, 1996

                                       OR

         Transition report pursuant to Section 13 or 15(d) of the Securities
 ---     Exchange Act of 1934 (No Fee Required)

          For the transition period from              to
                                         ------------    --------------

                          Commission file number 1-3950

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

                                  313-322-3000
                                  ------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:


                                                     Name of each exchange on
         Title of each class                           which registered (a)
---------------------------------------             --------------------------

Common Stock, par value $1.00 per share             New York Stock Exchange
                                                    Pacific Coast Stock Exchange

Depositary Shares, each representing                New York Stock Exchange
1/1,000 of a share of Series A Cumulative
Convertible Preferred Stock, as described below

Depositary Shares, each representing                New York Stock Exchange
1/2,000 of a share of Series B Cumulative
Preferred Stock, as described below
_______________
(a) In addition, shares of Common Stock of the Registrant are listed on certain stock exchanges in the United Kingdom and Continental Europe.

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No
                                             ----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
            ----
As of February 28, 1997, the Registrant had outstanding 1,118,857,214 shares of Common Stock and 70,852,076 shares of Class B Stock. Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($32-7/8 a share), the aggregate market value of such Common Stock was $36,782,430,910.20. Although there is no quoted market for the Registrant's Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock. The shares of Common Stock and Class B Stock outstanding at February 28, 1997 included shares owned by persons who may be deemed to be "affiliates" of the Registrant. The Registrant does not believe, however, that any such person should be considered to be an affiliate. For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 8, 1997 (the "Proxy Statement"), which is incorporated by reference under various Items of this Report.

                       Document Incorporated by Reference*
                       ----------------------------------


           Document                                      Where Incorporated
           --------                                      ------------------
       Proxy Statement                                    Part III (Items 10,
                                                            11, 12 and 13)
-------------------------
 * As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference herein.






                            [Cover page 2 of 2 pages]

                                     PART I


Item 1.  Business
-----------------

     Ford Motor Company (referred to herein as "Ford", the "Company" or the "Registrant") was incorporated in Delaware in 1919 and acquired the business of a Michigan company, also known as Ford Motor Company, incorporated in 1903 to produce automobiles designed and engineered by Henry Ford. Ford is the world's largest producer of trucks and the second largest producer of cars and trucks combined. Ford also is one of the largest providers of financial services worldwide.


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

     The primary activities of the Financial Services segment consist of financing operations, vehicle and equipment leasing and rental operations, and insurance operations. These activities are conducted primarily through the following subsidiaries: Ford Motor Credit Company ("Ford Credit"), Associates First Capital Corporation ("The Associates") and The Hertz Corporation ("Hertz").

     See Note 17 (pages FS-31 and FS-32) of the Notes to Financial Statements and Item 6. "Selected Financial Data" for information relating to revenue, operating income/(loss) and assets attributable to Ford's industry segments. Also see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information with respect to revenue, net income and other matters.



                              Automotive Operations
                              ---------------------

     The worldwide automotive industry is affected significantly by a number of factors over which the industry has little control, including general economic conditions.

     In the United States, the automotive industry is a highly-competitive, cyclical business characterized by a wide variety of product offerings. The level of industry demand (retail deliveries of cars and trucks) can vary substantially from year to year. In any year, demand is dependent to a large extent on general economic conditions, the cost of purchasing and operating cars and trucks and the availability and cost of credit and of fuel. Industry demand also reflects the fact that cars and trucks are durable items, the replacement of which can be postponed.

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

----------------------------

     The worldwide automotive industry also is affected significantly by a substantial amount of costly government regulation. In the United States and Europe, for example, government regulation has arisen primarily out of concern for the environment, for greater vehicle safety and for improved fuel economy. Many governments also regulate local content and/or impose import requirements as a means of creating jobs, protecting domestic producers or influencing their balance of payments.

     Unit sales of Ford vehicles vary with the level of total industry demand and as a result of Ford's share of industry sales. Ford's share is influenced by the quality, price, design, driveability, safety, reliability, economy and utility of its products compared with those offered by other manufacturers, as well as by the timing of new model introductions and capacity limitations. Ford's ability to satisfy changing consumer preferences with respect to type or size of vehicle and its design and performance characteristics can affect Ford's sales and earnings significantly.

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

United States
-------------

     Sales Data. The following table shows U.S. industry demand for the years indicated:

                                                                         U.S. Industry Retail Deliveries
                                                                               (millions of units)
                                                                     ---------------------------------------
                                                                             Years Ended December 31
                                                                     ---------------------------------------
                                                                     1996     1995    1994     1993     1992
                                                                     ----     ----    ----     ----     ----
Cars.............................................................     8.6      8.6     9.0      8.5      8.2
Trucks...........................................................     6.9      6.5     6.4      5.7      4.9
                                                                     ----     ----    ----     ----     ----

Total............................................................    15.5     15.1    15.4     14.2     13.1
                                                                     ====     ====    ====     ====     ====

----------------------------

     Ford classifies cars by small, middle, large and luxury segments and trucks by compact pickup, compact bus/van/utility, full-size pickup, full-size bus/van/utility and medium/heavy segments. The large and luxury car segments and the compact bus/van/utility, full-size pickup and full-size bus/van/utility truck segments include the industry's most profitable vehicle lines. The term "bus" as used herein refers to vans designed to carry passengers. The following tables show the proportion of retail car and truck sales by segment for the industry (including Japanese and other foreign-based manufacturers) and Ford for the years indicated:

                                                                    U.S. Industry Vehicle Sales by Segment
                                                                    ----------------------------------------
                                                                            Years Ended December 31
                                                                    ----------------------------------------
                                                                    1996      1995    1994     1993     1992
                                                                    ----      ----    ----     ----     ----
CARS
Small............................................................    19.1%    19.6%   20.1%    19.8%    20.4%
Middle...........................................................    25.6     26.4    26.8     28.8     30.0
Large............................................................     3.9      4.3     4.8      5.0      5.8
Luxury...........................................................     6.7      6.8     6.6      6.4      6.4
                                                                    -----    -----   -----    -----    -----
Total U.S. Industry Car Sales....................................    55.3     57.1    58.3     60.0     62.6
                                                                    -----    -----   -----    -----    -----

TRUCKS
Compact Pickup...................................................     6.2      6.8     7.7      7.6      7.8
Compact Bus/Van/Utility..........................................    19.0     18.0    16.9     16.5     15.0
Full-Size Pickup.................................................    12.6     11.5    11.0      9.9      9.0
Full-Size Bus/Van/Utility........................................     5.0      4.4     4.1      4.2      4.0
Medium/Heavy.....................................................     1.9      2.2     2.0      1.8      1.6
                                                                    -----    -----   -----    -----    -----
Total U.S. Industry Truck Sales..................................    44.7     42.9    41.7     40.0     37.4
                                                                    -----    -----   -----    -----    -----
Total U.S. Industry Vehicle Sales................................   100.0%   100.0%  100.0%   100.0%   100.0%
                                                                    =====    =====   =====    =====    =====


                                                                     Ford Vehicle Sales by Segment in U.S.
                                                                     ---------------------------------------
                                                                            Years Ended December 31
                                                                     ---------------------------------------

                                                                     1996     1995    1994     1993     1992
                                                                     ----     ----    ----     ----     ----
CARS
Small............................................................    13.4%    15.1%   17.5%    15.1%    14.6%
Middle...........................................................    22.1     22.3    22.7     26.9     29.4
Large............................................................     5.3      4.9     5.2      5.1      5.8
Luxury...........................................................     4.1      4.4     4.7      4.9      5.2
                                                                    -----    -----   -----    -----    -----
Total Ford U.S. Car Sales........................................    44.9     46.7    50.1     52.0     55.0
                                                                    -----    -----   -----    -----    -----

TRUCKS
Compact Pickup...................................................     7.4      8.0     8.9      9.5      7.6
Compact Bus/Van/Utility..........................................    20.0     20.1    16.7     15.6     15.1
Full-Size Pickup.................................................    20.0     17.9    16.7     15.6     15.1
Full-Size Bus/Van/Utility........................................     6.6      5.9     6.2      6.0      5.9
Medium/Heavy*....................................................     1.1      1.4     1.4      1.3      1.3
                                                                    -----    -----   -----    -----    -----
Total Ford U.S. Truck Sales......................................    55.1     53.3    49.9     48.0     45.0
                                                                    -----    -----   -----    -----    -----

Total Ford U.S. Vehicle Sales....................................   100.0%   100.0%  100.0%   100.0%   100.0%
                                                                    =====    =====   =====    =====    =====

----------------------
*As announced on February 19, 1997, Ford and Freightliner Corporation
 ("Freightliner") have signed a letter of intent relating to the purchase by Freightliner of technology, unique tooling and assembly equipment for Ford's heavy trucks. The potential sale covers the United States, Canadian, Mexican and Australian markets. The transaction is subject to the signing of definitive agreements and regulatory approvals.

     As shown in the tables above, since 1992 there has been a significant shift from cars to trucks for both industry sales and Ford sales. Most of the shift reflects fewer sales of cars in the middle and large segments for the industry and in the middle, large and luxury segments for Ford and increased sales of trucks in the compact bus/van/utility (e.g., Windstar and Explorer/Mountaineer), full-size bus/van/utility (e.g., Expedition) and full-size pickup (e.g., F-Series) segments for both the industry and Ford.

---------------------------

     Market Share Data. The following tables show changes in car and truck market shares of U.S. and foreign-based manufacturers for the years indicated:

                                                                             U.S. Car Market Shares*
                                                                     ----------------------------------------
                                                                             Years Ended December 31
                                                                     ----------------------------------------
                                                                     1996     1995    1994     1993     1992
                                                                     ----     ----    ----     ----     ----
U.S. Manufacturers (Including Imports)
   Ford..........................................................    20.6%    20.9%   21.8%    22.3%    21.8%
   General Motors................................................    32.3     33.9    34.0     34.1     34.6
   Chrysler......................................................     9.8      9.1     9.0      9.8      8.3
                                                                    -----    -----   -----    -----    -----
     Total U.S. Manufacturers....................................    62.7     63.9    64.8     66.2     64.7

Foreign-Based Manufacturers**
   Japanese......................................................    30.0     29.7    29.6     29.1     30.1
   All Other.....................................................     7.3      6.4     5.6      4.7      5.2
                                                                    -----    -----   -----    -----    -----
     Total Foreign-Based Manufacturers...........................    37.3     36.1    35.2     33.8     35.3
                                                                    -----    -----   -----    -----    -----
     Total U.S. Car Retail Deliveries............................   100.0%   100.0%  100.0%   100.0%   100.0%
                                                                    =====    =====   =====    =====    =====


                                                                            U.S. Truck Market Shares*
                                                                     ----------------------------------------
                                                                            Years Ended December 31
                                                                     ----------------------------------------
                                                                     1996     1995    1994     1993     1992
                                                                     ----     ----    ----     ----     ----
U.S. Manufacturers (Including Imports)
   Ford..........................................................    31.1%    31.9%   30.1%    30.5%    29.7%
   General Motors................................................    29.0     29.9    30.9     31.4     32.2
   Chrysler......................................................    23.4     21.3    21.7     21.4     21.1
   Navistar International........................................     1.3      1.4     1.3      1.3      1.3
   All Other.....................................................     1.8      2.0     1.8      1.6      1.4
                                                                    -----    -----   -----    -----    -----
     Total U.S. Manufacturers....................................    86.6     86.5    85.8     86.2     85.7

Foreign-Based Manufacturers**
   Japanese......................................................    12.7     12.7    13.5     13.2     13.8
   All Other.....................................................     0.7      0.8     0.7      0.6      0.5
                                                                    -----    -----   -----    -----    -----
     Total Foreign-Based Manufacturers...........................    13.4     13.5    14.2     13.8     14.3
                                                                    -----    -----   -----    -----    -----
     Total U.S. Truck Retail Deliveries..........................   100.0%   100.0%  100.0%   100.0%   100.0%
                                                                    =====    =====   =====    =====    =====

                                                                  U.S. Combined Car and Truck Market Shares*
                                                                  ------------------------------------------
                                                                           Years Ended December 31
                                                                  ------------------------------------------
                                                                     1996     1995    1994     1993     1992
                                                                     ----     ----    ----     ----     ----
U.S. Manufacturers (Including Imports)
   Ford..........................................................    25.2%    25.6%   25.2%    25.5%    24.7%
   General Motors................................................    30.8     32.2    32.7     33.1     33.7
   Chrysler......................................................    15.9     14.3    14.3     14.4     13.1
   Navistar International........................................     0.6      0.6     0.5      0.5      0.5
   All Other.....................................................     0.7      0.9     0.8      0.7      0.5
                                                                    -----    -----   -----    -----    -----
     Total U.S. Manufacturers....................................    73.2     73.6    73.5     74.2     72.5

Foreign-Based Manufacturers**
   Japanese......................................................    22.4     22.6    22.9     22.8     24.0
   All Other.....................................................     4.4      3.8     3.6      3.0      3.5
                                                                    -----    -----   -----    -----    -----
     Total Foreign-Based Manufacturers...........................    26.8     26.4    26.5     25.8     27.5
                                                                    -----    -----   -----    -----    -----
     Total U.S. Car and Truck Retail Deliveries..................   100.0%   100.0%  100.0%   100.0%   100.0%
                                                                    =====    =====   =====    =====    =====

------------------
* All U.S. retail sales data are based on publicly available information from the American Automobile Manufacturers Association, the media and trade publications.
** Share data include cars and trucks assembled and sold in the U.S. by Japanese-based manufacturers selling through their own dealers as well as vehicles imported by them into the U.S. "All Other" includes primarily companies based in various European countries and in Korea.

---------------------------

     Japanese Competition. The market share of Ford and other domestic manufacturers in the United States is affected by sales from Japanese manufacturers. As shown in the table above, the share of the U.S. combined car and truck industry held by the Japanese manufacturers decreased from 24% in 1992 to 22.4% in 1996. This trend reflects in part the effects of the strengthening prior to 1996 of the Japanese yen on the prices of vehicles produced by the Japanese manufacturers, the overall market shift from cars to trucks and improvements in the vehicles produced by U.S. manufacturers. Recently, however, the Japanese yen has weakened against the dollar, which could result in increased sales of Japanese vehicles in the United States.

     In the 1980s and continuing in the 1990s, Japanese manufacturers added assembly capacity in North America (frequently referred to as "transplants") in response to a variety of factors, including export restraints, movements in the exchange rate between the Japanese yen and the U.S. dollar, the significant growth of Japanese car sales in the United States and international trade considerations. Ford estimates that production in the United States by Japanese transplants was approximately 2.3 million units in 1996.

     Marketing Incentives and Fleet Sales. As a result of intense competition from new product offerings (from both domestic and foreign manufacturers) and the desire to maintain economic production levels, automotive manufacturers that sell vehicles in the United States have provided marketing incentives (price discounts) to retail and fleet customers (i.e., daily rental companies, commercial fleets, leasing companies and governments). Marketing incentives are particularly prevalent during periods of economic downturns, when excess capacity in the industry tends to increase.

     Ford's marketing costs in the United States as a percentage of gross sales revenue for each of 1996, 1995, and 1994 were 8.0%, 8.2%, and 7.8%, respectively. "Marketing costs" include (i) marketing incentives on vehicles such as retail rebates and costs for special financing rates, (ii) reserves for residual guaranties on retail vehicle leases, (iii) reserves for costs and/or losses associated with obligatory repurchases of certain vehicles sold to daily rental companies and (iv) costs for advertising and sales promotions for vehicles.

      Sales by Ford to fleet customers were as follows for the years indicated:

                                                                        Ford Fleet Sales
                                                      -----------------------------------------------------

                                                                     Years Ended December 31
                                                      -----------------------------------------------------
                                                         1996       1995        1994      1993        1992
                                                         ----       ----        ----      ----        ----

Units sold...........................................  936,000    971,000     924,000    881,000    882,000
Percent of Ford's total car and truck sales..........     24%        25%        24%         25%        28%


Fleet sales generally are less profitable than retail sales, and sales to daily rental companies generally are less profitable than sales to other fleet purchasers. The mix between sales to daily rental companies and other fleet sales has been about evenly split in recent years.

     Warranty Coverage. In recent years, due to competitive pressures, vehicle manufacturers have both expanded the coverage and extended the terms of warranties on vehicles sold in the United States. Ford presently provides warranty coverage for defects in factory-supplied materials and workmanship on all vehicles sold by it in the United States that extends for at least 36 months or 36,000 miles (whichever occurs first) and covers all components of the vehicle, other than tires which are warranted by the tire manufacturers. Different warranty coverage is provided on vehicles sold outside the United States. In addition, as discussed below under "Governmental Standards - Mobile Source Emissions Control", the Federal Clean Air Act requires a useful life of 10 years or 100,000 miles (whichever occurs first) for emissions equipment on vehicles sold in the United States. As a result of the coverage of these warranties and the increased concern for customer satisfaction, costs for warranty repairs, emissions equipment repairs and customer satisfaction actions ("warranty costs") can be substantial. Estimated warranty costs for each vehicle sold by Ford are accrued at the time of sale. Such accruals, however, are subject to adjustment from time to time depending on actual experience.

----------------------------

Europe
------
     Europe is the largest market for the sale of Ford cars and trucks outside the United States. The automotive industry in Europe is intensely competitive; for the past 12 years, the top six manufacturers have each achieved a car market share in about the 10% to 17% range. (Manufacturers' shares, however, vary considerably by country.) This competitive environment is expected to intensify further as Japanese manufacturers, which together had a European car market share of 10.8% for 1996, increase their production capacity in Europe and import restrictions on Japanese built-up vehicles gradually are removed in total by December 31, 1999. Ford estimates that in 1996 the European automotive industry had excess capacity of approximately 6 million units (based on a comparison of European domestic demand and capacity).

     In 1996, European car industry sales were 12.6 million units, up 6% from 1995 levels. Truck sales were 1.7 million units, up 6% from 1995 levels. Ford's European car share for 1996 was 11.6%, down 2/10 of a point from 1995, and its European truck share for 1996 was 13.1%, down 1.4 points from 1995.

     For Ford, Great Britain and Germany are the most important markets within Europe, although the Southern European countries are becoming increasingly significant. Any adverse change in the British or German market has a significant effect on total automotive profits. For 1996 compared with 1995, total industry sales were up 4% in Great Britain and up 5% in Germany.

Other Foreign Markets
---------------------

     Mexico and Canada. Mexico and Canada also are important markets for Ford. Generally, industry conditions in Canada closely follow conditions in the U.S. market. In 1996, industry sales of cars and trucks in Canada were 1.2 million units, up 3.2% from 1995 levels. Mexico had been a growing market until late 1994. However, substantial devaluation of the Mexican peso in late 1994 created a high level of uncertainty regarding economic activity in Mexico. In 1996, the Mexican economy began its recovery and industry volume was 331,000 units, up 42% from 1995 levels.

     South America. Brazil and Argentina are the principal markets for Ford in South America. The economic environment in those countries has been volatile in recent years, leading to large variations in profitability. Results also have been influenced by government actions to reduce inflation and public deficits, and improve the balance of payments. Industry sales were 1.7 million units in Brazil in 1996, up 4% from 1995, and 376,000 units in Argentina in 1996, up 15% from 1995. Prior to 1995, the Company operated in this region through Autolatina, a joint venture with Volkswagen AG. This joint venture was dissolved in the fourth quarter of 1995, and Ford is in the process of reestablishing operations in Brazil and Argentina.

     Asia Pacific. In the Asia Pacific region, Australia, Taiwan and Japan are the principal markets for Ford products with industry volumes in 1996 of 650,000, 471,000 and 7.1 million units, respectively. In 1996, Ford was the market share leader in Australia with a 20.3% combined car and truck market share. In Taiwan (where sales of built-up vehicles manufactured in Japan are prohibited), Ford had the second highest market share with a combined car and truck market share in 1996 of 17.5%. Ford's principal competition in the Asia Pacific region has been the Japanese manufacturers. It is anticipated that the continuing relaxation of import restrictions (including duty reductions) in Australia and Taiwan will intensify competition in those markets. In May 1996, Ford increased its ownership interest in Mazda Motor Corporation to 33.4%, as further discussed in Note 15 (page FS-29) of the Notes to Financial Statements included with this Report.

     Africa. Ford operates in the South African market through South African Motor Corporation (Pty.) Limited ("SAMCOR") in which Ford has a 45% equity interest. SAMCOR is an assembler of Ford and other manufacturers' vehicles in South Africa. In 1996 industry volume in South Africa was 393,000 units, up 4% from 1995 levels.

---------------------------

                          Financial Services Operations
                          -----------------------------

Reorganization
--------------

     Beginning in late 1995 and continuing through 1996, Ford reorganized its Financial Services operations in order to align more closely legal ownership of the Financial Services affiliates with management responsibility for such affiliates. As a result of the reorganization, Ford Credit and The Associates became subsidiaries of a newly formed subsidiary called Ford FSG, Inc. ("FFSGI"). Also, The Associates completed an initial public offering of its common stock representing a 19.3% economic interest in The Associates. In addition, USL Capital Corporation ("USL Capital"), a subsidiary engaged in commercial financing activities, completed the sale of substantially all of its assets, as well as certain assets owned by Ford Credit and managed by USL Capital.

Ford Motor Credit Company
-------------------------

     Ford Credit is an indirect wholly owned subsidiary of Ford. Ford Credit and its subsidiaries provide wholesale financing and capital loans throughout the world to Ford retail dealerships and associated non-Ford dealerships, most of which are privately owned and financed, and purchase retail installment sale contracts and retail leases from them. Ford Credit also makes loans to vehicle leasing companies, the majority of which are affiliated with such dealerships. In addition, subsidiaries of Ford Credit provide these financing services in the United States, Europe, Canada and Australia to non-Ford dealerships. A substantial majority of all new vehicles financed by Ford Credit and its subsidiaries are manufactured by Ford and its affiliates. Ford Credit also provides retail financing for used vehicles built by Ford and other manufacturers. In addition to vehicle financing, Ford Credit makes loans to affiliates of Ford and finances certain receivables of Ford and its subsidiaries.

     In March 1996, an affiliate of Ford contributed The American Road Insurance Company ("American Road") to Ford Credit. The operations of American Road and its subsidiaries are conducted in the United States and Canada and consist of extended service plan contracts for new and used vehicles manufactured by affiliated and nonaffiliated companies, primarily originating from Ford dealers, physical damage insurance covering vehicles and equipment financed at wholesale by Ford Credit, and the reinsurance of credit life and credit disability insurance for retail purchasers of vehicles and equipment. Also, in December 1996, FFSGI contributed a majority interest (78%) in Ford Credit Europe plc ("Ford Credit Europe") to Ford Credit. Substantially all of the minority interest in Ford Credit Europe continues to be beneficially owned by Ford. Ford Credit Europe's primary business is to support the sale of Ford vehicles in Europe through the Ford dealer network. A variety of retail, leasing and wholesale finance plans is provided in most countries in which it operates. The financial information presented below relating to Ford Credit includes the results of Ford Credit Europe for all dates and periods for which the information is provided.

     Ford Credit financed the following percentages of new Ford cars and trucks sold or leased at retail and sold at wholesale in the United States and Europe, respectively, during years indicated:

                                                                         Years Ended December 31
                                                                     ---------------------------------
                                                                     1996          1995          1994
                                                                     ----          ----          ----
         United States
         -------------
         Retail*.................................................    37.8%         36.9%         36.6%
         Wholesale...............................................    79.5          79.7          81.5

         Europe
         ------
         Retail*.................................................    29.1          30.2          29.4
         Wholesale...............................................    90.8          89.2          88.3

         -----------
         * As a percentage of total sales and leases, including cash sales.


----------------------------

     Ford Credit's finance receivables and investments in operating leases were as follows at the dates indicated (in millions):

                                                                                         December 31,
                                                                                  -------------------------
                                                                                    1996            1995
                                                                                  -------         ---------
         Finance receivables
              Retail                                                              $53,099          $47,689
              Wholesale                                                            22,706           22,123
              Diversified                                                             515            2,242
              Other                                                                 5,428            5,111
                                                                                  -------          -------
                  Total finance receivables,
                    net of unearned income                                         81,748           77,165

              Less: allowance for credit losses                                      (900)            (788)
                                                                                  -------          -------

                  Finance receivables, net                                        $80,848          $76,377
                                                                                  =======          =======

         Investments in operating leases
              Vehicles, at cost                                                   $36,951          $31,848
              Lease origination costs                                                  60               45
                  Less:  Accumulated depreciation                                  (6,049)          (5,946)
                         Allowance for credit losses                                 (317)            (267)
                                                                                  -------          -------

                      Net investment in operating leases                          $30,645          $25,680
                                                                                  =======          =======

     Installments on finance receivables, including interest, past-due 60 days or more and the aggregate receivable balances related to such past-due installments were as follows at the dates indicated (in millions):

                                                          December 31, 1996               December 31, 1995
                                                       -------------------------     ----------------------------

                                                        Installments   Balances       Installments      Balances
                                                        ------------   --------       ------------      --------
         Retail                                            $283          $807            $178             $458
         Wholesale                                           12            53              22               26
         Diversified                                          -             -               -                -
         Other                                               22            86              11               45
                                                           ----          ----            ----             ----
              Total                                        $317          $946            $211             $529
                                                           ====          ====            ====             ====


     The following table sets forth information concerning Ford Credit's credit loss experience with respect to the various categories of financing during the years indicated (dollar amounts in millions):

                                                                         Years Ended or at December 31,
                                                                       -----------------------------------
                                                                       1996           1995            1994
                                                                       ----           ----            ----
         Net losses
           Retail*                                                     $804           $467            $226
           Wholesale                                                     19             10             (10)
           Diversified                                                    1              5               2
           Other                                                          6              4               5
                                                                       ----           ----            ----
              Total                                                    $830           $486            $223
                                                                       ====           ====            ====

         Net losses as a percentage of average net receivables*
           Retail                                                      1.03%          0.68%           0.39%
           Total finance receivables                                   0.78           0.51            0.27

         Provision for credit losses                                  $ 993          $ 480           $ 294
         Allowance for credit losses                                  1,218          1,055           1,084
         Allowance as a percentage of net receivables*                 1.14%          1.10%           1.33%

-----------------------
*Includes investments in operating leases.

----------------------------

     An analysis of Ford Credit's allowance for credit losses on finance receivables and operating leases is as follows for the years indicated (in millions):

                                                                       1996            1995            1994
                                                                       ----            ----            ----

         Balance, beginning of year                                   $1,055          $1,084         $1,005
           Additions                                                     993             480            294
           Deductions
              Losses                                                   1,021             687            444
              Recoveries                                                (191)           (201)          (221)
                                                                      ------          ------         ------
                Net losses                                               830             486            223
           Other changes, principally
              amounts relating to finance
              receivables and operating
              leases sold                                                -                23             (8)
                                                                      ------          ------         ------
                Net deductions                                           830             509            215
                                                                      ------          ------         ------
         Balance, end of year                                         $1,218          $1,055         $1,084
                                                                      ======          ======         ======


     Ford Credit and Ford Credit Europe rely heavily on their ability to raise substantial amounts of funds. These funds are obtained primarily by sales of commercial paper, the issuance of term debt and, in the case of Ford Credit Europe, certificates of deposit. Funds also are provided by retained earnings and sales of receivables. The level of funds can be affected by certain transactions with Ford, such as capital contributions and dividend payments, interest supplements and other support from Ford for vehicles financed and leased by Ford Credit or Ford Credit Europe under Ford-sponsored special financing or leasing programs. Funds can also be affected by the timing of payments for the financing of dealers' wholesale inventories and for income taxes.

     The ability of Ford Credit and Ford Credit Europe to obtain funds is affected by their credit ratings, which are closely related to the financial condition of and the outlook for Ford, and the nature and availability of support facilities, such as revolving credit agreements and receivables sales facilities. The long-term senior debt of each of Ford, Ford Credit and Ford Credit Europe is rated "A1" and "A+" and the commercial paper of each of Ford Credit and Ford Credit Europe is rated "Prime-1" and "A-1" by Moody's Investors Service and Standard & Poor's Ratings Group, respectively.

     Ford and Ford Credit are parties to a profit maintenance agreement which provides for payments by Ford to the extent required to maintain Ford Credit's earnings at specified minimum levels. In addition, Ford and Ford Credit Europe are parties to a support agreement which requires Ford to retain a certain direct or indirect ownership interest in Ford Credit Europe and to make (or cause Ford Credit to make) payments to the extent required to maintain Ford Credit Europe's net worth at specified minimum levels. No payments were required under either of these agreements during the period 1988 through 1996.

Associates First Capital Corporation
------------------------------------

     The Associates is a leading, diversified consumer and commercial finance organization which provides finance, leasing and related services to individual consumers and businesses in the United States and internationally. The Associates' consumer finance operations consist of a variety of specialized consumer financing products and services including home equity lending, personal installment lending, retail sales financing and credit cards. The commercial operations primarily provide retail financing, leasing and wholesale financing for heavy-duty and medium-duty trucks and truck trailers, construction, material handling and other industrial equipment and manufactured housing. The Associates also provides a number of other products and services, including credit-related and non-credit-related insurance to its consumer and commercial customers as well as certain fee-based services such as auto fleet leasing and management, small business administration lending, relocation services and auto club and roadside assistance services. As mentioned above, in 1996 The Associates completed an initial public offering of its common stock representing a 19.3% economic interest in The Associates.

---------------------------

     The Associates' net finance receivables were as follows at the dates indicated (in millions):

                                                                                         December 31,
                                                                                  -------------------------
                                                                                    1996            1995
                                                                                  -------         ---------
          Consumer finance
              Home equity lending                                                 $16,691          $14,316
              Personal lending and retail sales finance                             7,425            6,225
              Credit card                                                           6,024            4,985
              Manufactured housing                                                  1,263            2,049
                                                                                  -------          -------
                  Total consumer finance receivables                               31,403           27,575
                                                                                  -------          -------

          Commercial finance
              Truck and truck trailer                                               8,598            7,724
          Equipment   4,572                                                         3,782
              Other                                                                 1,940              621
                                                                                  -------          -------
                  Total commercial finance receivables                             15,110           12,127
                                                                                  -------          -------

          Net finance receivables                                                 $46,513          $39,702
                                                                                  =======          =======


     The following table sets forth information as of the dates shown regarding The Associates' net credit losses, allowance for losses and contractual delinquency.

                                                                           Years Ended or at December 31
                                                                       -------------------------------------
                                                                        1996           1995            1994
                                                                        ----           ----            ----
         Net credit losses
              Amount (in millions)                                     $ 885          $ 624          $ 509
              As a percentage of average net receivables
                Consumer                                               2.80%           2.35%          2.30%
                Commercial                                             0.33           0.19            0.09
                     Total                                             2.03%           1.70%          1.64%
         Allowance for losses to net finance receivables               3.36%           3.20%          3.15%

         60+ days contractual delinquency
              Amount (in millions)                                     $1,107         $ 755          $ 510
              As a percentage of finance receivables
                Consumer                                               2.77%           2.19%          1.80%
                Commercial                                             1.05           0.64            0.28
                     Total                                             2.20%           1.71%          1.35%

       An analysis of The Associates' allowance for losses on finance receivables is as follows for the years indicated (in millions):

                                                                         1996           1995           1994
                                                                         ----           ----           ----

         Beginning balance                                             $1,269         $1,062          $893
           Additions                                                    1,087            834           647
         Recoveries                                                       147            133           118
         Losses                                                        (1,033)          (757)         (627)
           Other adjustments, primarily
              reserves of acquired businesses                              93             (3)           31
                                                                       ------        -------        ------
         Ending balance                                                $1,563        $ 1,269        $1,062
                                                                       ======        =======        ======

                                         -10-

---------------------------


The Hertz Corporation
---------------------

     Hertz and its affiliates and independent licensees operate what Hertz believes is the largest car rental business in the world based upon revenues and volume of rental transactions and the largest industrial and construction equipment rental business in the United States based upon revenues. Hertz, together with its affiliates and independent licensees, rents and leases cars, rents industrial and construction equipment and operates its other businesses from approximately 5,500 locations throughout the United States and in approximately 140 foreign countries and jurisdictions.

     In January 1997, Ford announced that it was reviewing strategic options regarding Hertz, including a partial sale. Consistent with this announcement, on February 28, 1997, Hertz filed a registration statement with the Securities and Exchange Commission relating to a proposed public offering of less than 20% of Hertz' common stock.



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

     Mobile Source Emissions Control - U.S. Requirements. The Federal Clean Air Act (the "Clean Air Act" or the "Act") imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States. Concurrently, each passenger car sold in the United States must comply with these standards for 10 years or 100,000 miles, whichever first occurs. More stringent emissions standards will become effective as early as the 2004 model year, unless the U.S. Environmental Protection Agency (the "EPA") decides otherwise. In October 1996, the EPA issued regulations that changed the test procedures for measuring motor vehicle emissions. If adequate fuel economy adjustment factors are not proposed and adopted, these regulations may require costly measures to increase fuel economy.

     The Act also requires production of new vehicles capable of operating on clean alternative fuels under a pilot test program begun in California in 1996. Under this pilot program, each manufacturer is required to sell a certain number of alternative fuel vehicles each model year. Since California's reformulated (i.e., cleaner burning) gasoline is an alternative fuel under the Act, most manufacturers have complied with this requirement by selling vehicles certified to California standards.

     Pursuant to the Act, California has received a waiver from the EPA to establish unique emissions control standards. New vehicles and engines sold in California must be certified by the California Air Resources Board (the "CARB"). The CARB's emissions requirements (the "California program") for model years 1994 through 2003 require manufacturers to meet a non-methane organic gasses fleet average requirement and are significantly more stringent than those prescribed by the Act for the corresponding periods of time. California initially required that a specified percentage of each manufacturer's vehicles produced for sale in California, beginning at 2% in 1998 and increasing to 10% in 2003, must be zero-emission vehicles ("ZEVs"), which produce no emissions of regulated pollutants. In March 1996, however, the CARB eliminated the ZEV mandate until the 2003 model year. Around the same time, vehicle manufacturers voluntarily entered into an agreement with CARB to provide air quality benefits for California equivalent to a 49 state program (i.e., equivalent to providing vehicles certified to the California low emission vehicle standard nationwide

----------------------------

beginning with the 2001 model year), to continue research and development of ZEV technology and to provide specific numbers of advanced technology battery vehicles through demonstration programs in California.

     Electric vehicles are the only presently known type of zero-emission vehicles. However, despite intensive research activities, technologies have not been identified that would allow manufacturers to produce an electric vehicle that either meets most customers' expectations or is commercially viable. Compliance with the ZEV mandate may require manufacturers to curtail the sale of nonelectric vehicles or to offer substantial discounts on electric vehicles, selling them well below cost, while increasing the price on nonelectric vehicles. The California program and ZEV mandates present significant technological challenges to manufacturers and compliance may require costly actions that would have a substantial adverse effect on Ford's sales volume and profits.

     The Act also permits other states which do not meet national ambient air quality standards to adopt the California program no later than two years before the affected model year. Under the Act, twelve northeastern states and the District of Columbia form a group known as the Ozone Transport Commission (the "OTC"). Based on an OTC recommendation, the EPA required each OTC jurisdiction to adopt the California program. The OTC jurisdictions also may adopt California's ZEV mandates, if any, but were not required to do so by the EPA. On March 11, 1997, the Circuit Court of Appeals for the District of Columbia vacated the EPA's rule requiring the OTC jurisdictions to adopt the California program. That decision did not affect California programs, including ZEV mandates, already adopted by individual states. There are major problems with transferring California standards to the Northeast - many dealers sell vehicles in neighboring states and the driving range of present ZEVs is greatly diminished (by more than 50 percent) in cold weather. Also, the Northeast states have refused to adopt the California reformulated gasoline requirement, which makes the task of meeting standards even more difficult. The California program has been adopted in New York and Massachusetts and is currently in effect for model years 1996 and beyond. In addition, these two states have adopted ZEV mandates beginning in model year 1998. Connecticut has adopted the California program beginning in model year 1998. Rhode Island and Vermont have adopted the California program beginning in model year 1999 (with a ZEV mandate to be required in Vermont after certain determinations with respect to the advancement of ZEV technology have been made). Maine, Maryland and New Jersey have laws requiring adoption of the California program and ZEV mandates after certain conditions, relating to actions which may be taken by other OTC jurisdictions, have been triggered.

     Under the Act, the EPA and CARB can require manufacturers to recall and repair non-conforming vehicles. The EPA, through its testing of production vehicles, can also halt the shipment of non-conforming vehicles. Ford may be required to recall, or may voluntarily recall, vehicles for such purposes in the future. The costs of related repairs or inspections associated with such recalls can be substantial.

     The Act generally prohibits the introduction of new fuel additives unless a waiver is granted by the EPA. In 1995, the EPA was ordered by a federal court to grant such a waiver to Ethyl Corporation for the additive MMT. Ford and other manufacturers believe that the use of MMT will impair the performance of current emissions systems and onboard diagnostics systems. Widespread use of MMT could increase Ford's future warranty costs and necessitate changes in the Company's warranties for emission control devices.

     European Requirements. European Union directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the European Union. European standards are generally less stringent than comparable U.S. standards. In June 1996, the European Commission published a draft proposal for new more stringent European emissions standards for 2000 (the "Stage III Directive"). That draft includes a new framework for emission-related fiscal incentives for the early introduction of vehicles capable of meeting Stage III standards before 2000 and vehicles capable of meeting newly proposed and even more stringent standards before 2005. The draft directive provides that prior to December 31, 1998 a technical feasibility and cost-effectiveness study will be conducted to review appropriate mandatory standards for 2005.

----------------------------

     Certain European countries are conducting in-use emissions testing to ascertain compliance of motor vehicles with applicable emissions standards. These actions could lead to recalls of vehicles; the future costs of related inspection or repairs could be substantial.

     Motor Vehicle Safety - The National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act") prohibits the sale in the United States of any new motor vehicle or item of motor vehicle equipment that does not conform to motor vehicle safety standards established by the National Highway Traffic Safety Administration (the "Safety Administration"). Compliance with many safety standards is costly because they tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. The Safety Administration can order recalls of vehicles and equipment that it finds do not conform to safety standards. A manufacturer is also obligated to recall its vehicles if it determines that they contain a safety defect. There currently are pending before the Safety Administration a number of investigations relating to alleged safety defects or noncompliance with safety standards in vehicles built, imported or sold by Ford. The cost of recall programs to remedy safety defects or noncompliance, should any be determined to exist as a result of such investigations, could be substantial.

     Recently, the Safety Administration adopted a final rule that permits vehicle manufacturers to reduce the inflation power in air bags in future models. This final rule will allow Ford and other manufacturers to utilize designs intended to reduce the risk of air bag deployment related injuries. The Safety Administration is also considering proposals relating to air bag deactivation and so-called "smart air bags", including air bags that automatically adjust their inflation to the size or position of the occupant.

     Canada, the European Union, individual member countries within the European Union and other countries in Europe, South America and the Asia Pacific markets also have safety standards applicable to motor vehicles and are likely to adopt additional or more stringent standards in the future.

     Motor Vehicle Fuel Economy - U.S. Requirements. Under the Motor Vehicle Information and Cost Savings Act (the "Cost Savings Act") vehicles must meet minimum CAFE standards set by the Safety Administration. A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the three succeeding model years.

     The Cost Savings Act established a passenger car CAFE standard of 27.5 mpg for the 1985 and later model years, which the Safety Administration believes it has the authority to amend to a level it determines to be the maximum feasible level. The Safety Administration has established a 20.7 mpg CAFE standard applicable to light trucks for model years 1996 through 1998.

     Ford expects to be able to comply with the foregoing CAFE standards, in some cases using credits from prior or succeeding years. However, an increase in demand for larger vehicles and a decline in demand for small and middle-size vehicles could jeopardize its ability to comply.

     It is anticipated that efforts may be made to raise the CAFE standard because of concerns for carbon dioxide ("CO2") emissions, energy security or other reasons. President Clinton's Climate Change Action Plan ("CCAP") sets a goal to improve new vehicle fuel efficiency in an amount equivalent to at least 2% per year over a 10 to 15 year period. In addition, international concerns over global warming due to the emission of "greenhouse gasses" have given rise to strong pressures to increase fuel economy. During a July 1996 meeting of the parties to the United Nations Climate Change Convention, the United States indicated its conceptual support for amending the agreement among the parties to incorporate binding emission reduction levels. If the CCAP goals are partially or fully implemented through increases in the CAFE standard, or if significant increases in car or light truck CAFE standards for subsequent model years otherwise are imposed, Ford would find it necessary to take various costly actions that would have substantial adverse effects on its sales volume and profits. For example, Ford might have to curtail or eliminate production of larger family-size and luxury cars and full-size light trucks, restrict offerings of engines and popular options, and continue or increase market support programs for its most fuel-efficient cars and light trucks.

----------------------------


     Foreign Requirements. In June 1996, the European Union Council of Environmental Ministers affirmed as a medium-term objective an average of CO2-emission value for new cars of 120 grams per kilometer. Recognizing that this may not be achievable by 2005, the Council directed the European Commission to consider intermediate objectives for 2005 and extension of the 120 grams per kilometers target until 2010. The European Parliament has requested the Commission to consider proposals to reduce the average CO2 emissions of new cars to 90 grams per kilometer by 2005. If adopted, certain of the proposals being considered could require costly actions that could have substantial adverse effects on Ford's sales volumes and profits in Europe.

     In March 1995, members of the German Automobile Manufacturers Association (including Ford Werke AG) made a voluntary pledge to reduce by 2005 the average fuel consumption of new cars sold in Germany by 25% from 1990 levels, to review before the year 2000 the need for and feasibility of further reductions in average fuel consumption, to make regular reports on fuel consumption, and to increase industry research and development efforts toward this end.

     Other initiatives for reducing CO2 emissions from motor vehicles are being considered by other European countries. Taken together such proposals could have substantial adverse effects on Ford's sales volumes and profits in Europe.

     Japan has adopted automobile fuel consumption goals that manufacturers must attempt to achieve by the 2000 model year. The consumption levels apply only to gasoline-powered vehicles, vary by vehicle weight, and range from 5.8 km/I to
19.2 km/l.

     U.S. Stationary Source Air Pollution Control - The Clean Air Act limits various emissions into the atmosphere from stationary sources as well as mobile sources, and allows states to adopt even more stringent standards. The Act imposes comprehensive permit requirements for manufacturing facilities in addition to those required by various states. Regulations continue to be promulgated under the Act, and the costs to comply with the Act could be substantial. In addition, the enormous complexity and time-consuming nature of the comprehensive permit program provided for by the Act may reduce operational flexibility and may interfere with future competitive upgrading of Ford's U.S. production facilities.

     U.S. Water Pollution Control - Pursuant to the Federal Water Pollution Control Act (the "Clean Water Act"), Ford is required to obtain permits for its manufacturing facilities that regulate the facilities' discharge of wastewater into public waters and municipal sewerage systems. The EPA also requires management standards and, in some cases, permits for the discharge of storm water. The standards under the Clean Water Act are established by the EPA and by the state where a facility is located. Many states have requirements that go beyond those established under the Clean Water Act.

     The EPA also adopted regulations, pursuant to the Great Lakes Critical Programs Act of 1990, that require more restrictive standards for discharges into waters that impact the Great Lakes. These regulations may require the addition of costly control equipment.

     U.S. Hazardous Substance and Waste Control - Pursuant to the Federal Resource Conservation and Recovery Act ("RCRA"), the EPA has issued regulations establishing certain procedures and standards for persons who generate, transport, treat, store, or dispose of hazardous wastes and requiring corrective action for prior releases. States may adopt even more extensive requirements. The Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") requires notification regarding certain releases into the environment, and creates potential liability for remediation costs for and damage to natural resources at sites where Ford waste was taken for treatment or disposal. A number of states have enacted separate laws of this type. In

----------------------------

addition, under the Federal Toxic Substances Control Act ("TSCA"), the EPA evaluates environmental and health effects of existing chemicals and new substances. Pursuant to TSCA, the EPA regulates the use of polychlorinated biphenyls in transformers, capacitors and other equipment that may be located at Ford's U.S. facilities.

     European Stationary Source Environmental Control - The European Union and individual member countries impose requirements on waste and hazardous wastes, incineration, packaging, landfill, soil pollution, integrated pollution control, air emissions standards, import/export and use of dangerous substances, air and water quality standards, noise, environmental management systems, energy efficiency, emissions reporting, and planning and permitting. Additional or more stringent requirements (including tax measures and civil liability schemes for cleaning polluted sites) are likely to be adopted in the future. The cost of complying with these standards could be substantial.

     The European Commission is currently studying proposals to introduce an obligation for motor vehicle manufacturers to take back end-of-life vehicles on a cost-free basis, to impose requirements on the proportion of the vehicle that may be disposed of in landfills and the proportion that must be reused or recycled, and to ban the use of certain substances in vehicles. Such proposals could, if adopted, impose a substantial cost on manufacturers. The German Automobile Association (including Ford Werke AG) and the German Automobile Importers Association have made a voluntary pledge to establish a nationwide infrastructure network to take back passenger cars that are at least 12 years old (and meet certain other requirements) on a cost-free basis to their owners.

     Pollution Control Costs - During the period 1997 through 2001, Ford expects that approximately $700 million will be spent on its North American and European facilities to comply with air and water pollution and hazardous waste control standards which now are in effect or are scheduled to come into effect. Of this total, Ford estimates that approximately $100 million will be spent in 1997 and $85 million will be spent in 1998.

     Worldwide Regulatory Compatibility - Ford's efforts to develop new markets and increase imports are impeded by incompatible automotive safety, environmental and other product regulatory standards. At present, differing standards either restrict the vehicles Ford can export to serve new markets or increase the cost and complexity to do so.

----------------------------

                                 Employment Data
                                 ---------------

     Average employment of Ford's Automotive and Financial Services operations by geographic area was as follows for the years indicated:

                                                                      1996                   1995
                                                                      ----                   ----

                           United States                            189,718                186,387
                           Europe                                   106,156                105,018
                           Other                                     56,699                 55,584
                                                                    -------                -------

                               Total excluding Ford
                                 Argentina and Brazil               352,573                346,989
                                                                    -------                -------

                           Ford Argentina and Brazil                 19,129                 n/a
                                                                    -------

                               Total                                371,702                346,989
                                                                    =======                =======

     In 1996, average Ford employment, excluding operations in Argentina and Brazil, increased 1.6 percent reflecting primarily growth in the Company's Financial Services operations.

     In 1996, following the dissolution of Autolatina, an unconsolidated joint venture, Ford re-established wholly owned operations in Argentina and Brazil. In prior years, Autolatina employees were not included in Ford worldwide employment statistics.

     For further information regarding employment statistics of Ford, see Item
6. "Selected Financial Data". For information concerning employee retirement benefits, see Note 8 of Notes to Financial Statements.

     Substantially all hourly employees of Ford in the United States are included in collective bargaining units represented by unions. Approximately 99% of these unionized hourly employees are represented by the United Automobile Workers (the "UAW"). Approximately 3% of salaried employees are represented by unions. Most hourly employees and many nonmanagement salaried employees of subsidiaries outside the United States also are represented by unions. Affiliates of Ford also are parties to collective bargaining agreements in Britain, France, Germany and Spain. Collective bargaining agreements between Ford and the UAW and between Ford of Canada and the Canadian Automobile Workers were entered into in 1996 and are scheduled to expire in September 1999.

     Ford has not experienced work stoppages at its facilities in recent years, but work stoppages have occurred in supplier facilities. Any protracted work stoppages in the future, whether in Ford's facilities or those of certain suppliers, could substantially adversely affect Ford's results of operations.

----------------------------

                            Research and Development
                            ------------------------

     Ford and certain of its subsidiaries have staffs of professional employees whose activities are directed primarily to the improvement of the performance (including fuel efficiency), safety and comfort of the products of those companies and to the development of new products, and also have staffs of scientists engaged in basic research. Extensive engineering, research and design facilities are maintained for these purposes. Principal among them are the engineering, research and design centers of Ford at Dearborn, Michigan; of Ford Motor Company, Limited at Dunton, England; and of Ford Werke AG at Merkenich, Germany.

     In 1996, 1995 and 1994, $6.8 billion, $6.6 billion and $5.8 billion, respectively, were charged to income of Ford and its consolidated subsidiaries for Ford-sponsored research and development activities relating to the development of new products and services and the improvement of existing products and services. The increase from 1995 to 1996 was more than explained by the inclusion of research and development expense for new entities in Brazil and Argentina and support for new markets. In addition, $42 million, $18 million and $38 million were charged to income in 1996, 1995 and 1994, respectively, for customer-sponsored research and development activities.



Item 2.  Properties
-------------------

     Ford's U.S. manufacturing and assembly facilities, substantially all of which are owned by Ford and its subsidiaries, are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, electronic components plants, transmission and axle plants, glass plants and industrial equipment plants. A major portion of the distribution centers, warehouses and sales offices is owned by Ford, with the remainder being leased.

     In addition, Ford's foreign subsidiaries maintain and operate manufacturing plants, assembly facilities, parts distribution centers and engineering centers outside the United States, substantially all of which are owned by such subsidiaries.

     The furniture, equipment and other physical property owned by Ford's Financial Services operations are not material in relation to their total assets.

Item 3.  Legal Proceedings
--------------------------

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

     Product Liability Matters - Ford is a defendant in various actions for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years. The damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $797 million at December 31, 1996.

     Ford is a defendant in various actions involving the alleged propensity of Bronco II utility vehicles to roll over. The damages specified in these actions, including both actual and punitive damages, aggregated approximately $1.2 billion at December 31, 1996.

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

     Ford is a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and other products containing asbestos. Damages specified by plaintiffs in complaints in these actions, including both actual and punitive damages, aggregated approximately $393 million at December 31, 1996. (In some of these actions no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum.) As distinguished from most lawsuits against Ford, in most of these asbestos-related cases, Ford is but one of many defendants, and many of these co-defendants have substantial resources.

     Environmental Matters - Ford has received notices from government environmental enforcement agencies concerning two matters which potentially involve monetary sanctions exceeding $100,000. The agencies believe that Ford facilities may have violated regulations relating to the management of certain materials or relating to certain emissions from facility operations.

     Ford has received notices under RCRA, CERCLA and applicable state laws that it (along with others) may be a potentially responsible party for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. Ford also may have been a generator of hazardous substances at a number of other sites. The amount of any such costs or damages for which Ford may be held responsible could be substantial. Contingent losses expected to be incurred by Ford in connection with many of these sites have been accrued and are reflected in Ford's financial statements in accordance with generally accepted accounting principles. However, for many sites the remediation costs and other damages for which Ford ultimately may be responsible are not reasonably estimable because of uncertainties with respect to factors such as Ford's connection to the site or to materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies and remediation to be undertaken (including the technologies to be

Item 3.  Legal Proceedings
--------------------------

required and the extent, duration and success of remediation). As a result, Ford is unable to determine or reasonably estimate the amount of costs or other damages for which it is potentially responsible in connection with these sites, although it could be substantial.

     Other Matters - A number of claims have been made or may be asserted in the future against Ford alleging infringement of patents held by others. Ford believes that it has valid defenses with respect to the claims that have been asserted. If some of such claims should lead to litigation, however, and if the claimant were to prevail, Ford could be required to pay substantial damages.

     In 1992, Ford was sued in federal court in Nevada by an individual patent owner (Lemelson) seeking damages and an injunction for alleged infringement of four U.S. patents characterized by Lemelson as covering machine vision inspection technologies, including bar code reading. Ford filed a declaratory judgment action in the same court to have these four patents as well as others of Lemelson's patents directed to machine vision and laser uses declared invalid, unenforceable and not infringed. Lemelson filed a counterclaim alleging infringement of the patents added by Ford and several additional patents. In April 1996, the district court judge issued an order adopting the magistrate judge's recommendation and granting Ford's motion to dismiss the case and hold that Lemelson's patents pertaining to machine vision inspection technology are unenforceable. The patents were held unenforceable because Lemelson engaged in "undue delay" by taking 35 years or more to prosecute the numerous patent applications for these patents and claimed the work of others as he saw the technologies develop. The judge indicated that he will issue a separate opinion supporting the order and issue a judgment in due course. In June 1996, Lemelson filed two motions for reconsideration of the district court's order and oral arguments were heard on February 27, 1997. If Lemelson were to prevail, Ford could be required to pay substantial damages of an as yet indeterminate amount and could become subject to an injunction preventing future use of any process or product found to be covered by a valid patent.

     Currently, there are six purported class action lawsuits pending against the Company that allege defects in the paint processes used with respect to certain vehicles manufactured by Ford. Four lawsuits are nationwide in scope, three of which have been consolidated for pretrial proceedings in the U.S. District Court for the Eastern District of Louisiana and one of which was filed in federal court in Mississippi. A fifth case recently filed in Kansas federal court is a statewide action. The Company is seeking to have the Mississippi and Kansas cases consolidated with the other three in Louisiana. The sixth lawsuit is pending in Texas state court and is limited to Texas purchasers of the subject vehicles. In each pending lawsuit, the plaintiffs seek unspecified compensatory damages, as well as punitive damages, attorneys' fees and costs. The lawsuits appear to focus on vehicles painted with a high-build electrocoat primer, with two of the federal court cases alleging defects with respect to unspecified water-based primers. The vehicles in the high-build electrocoat category are: 1984 through 1993 F-Series/Broncos, 1984 through 1989 Mustangs, 1984 through 1992 Rangers, 1984 through 1989 Bronco II's and 1984 through 1994 heavy trucks. The vehicles in the water-based primer category are unspecified 1984 through 1996 model year vehicles. In July 1996, the federal court dismissed virtually all claims in the two cases then consolidated before it, but with leave to amend certain claims. The plaintiffs have since amended their complaints and Ford has filed motions to dismiss these cases. In January 1997, the court in the Texas case granted a portion of the Company's motion for summary judgment but certified two classes of plaintiffs for trial. Ford is appealing the class certification order. Were plaintiffs to prevail in these lawsuits, Ford could be required to pay substantial damages.

     Nine purported class action lawsuits seeking economic damages (including damages for diminution in value and rescission of purchase agreements) have been brought on behalf of all Bronco II owners in the United States and are currently pending against Ford. Each lawsuit expressly excludes personal injury claimants, whose claims are discussed above. Several of the lawsuits seek recovery of unspecified punitive damages. In addition, several of the lawsuits seek an order requiring the Company to recall and retrofit these vehicles. The Federal Judicial Panel on Multidistrict Litigation consolidated seven of these cases for pretrial purposes in federal court in Louisiana. The other two cases remain pending in state courts in Alabama and Texas. A tentative settlement was reached in these matters in 1994, but was rejected by the Louisiana federal court. In

Item 3.  Legal Proceedings
--------------------------

late 1996, the parties submitted a revised settlement proposal, but the Louisiana federal court rejected that proposal in February 1997. In March 1997, the court denied plaintiffs' motion for certification of a 49-state class, ruling that only individualized adjudications of the merits of plaintiffs' claims would provide a fair and efficient resolution of these matters. While the court has denied class certification, the seven lawsuits are still pending before it. Ford has filed summary judgment motions in these cases and plans to file similar motions in the Alabama and Texas lawsuits.

     Currently pending are thirteen purported nationwide class action lawsuits and one purported statewide class action lawsuit covering purchasers of numerous Ford vehicle lines, ranging in model years from 1983 to 1993, that are equipped with an allegedly defective ignition switch. Plaintiffs claim that the ignition switch in these vehicles has a design defect that can cause the switch to short circuit, resulting in smoke and fire damage to the vehicle. In two of the class actions, plaintiffs purport to represent a class of owners who have allegedly experienced a related fire incident. Plaintiffs seek unspecified compensatory damages, punitive damages, attorneys' fees, and costs, as well as injunctive relief requiring, among other things, that Ford replace the allegedly defective ignition switch in all affected vehicles. Thirteen of the lawsuits have been consolidated for initial pretrial proceedings (including a class certification determination) in federal court in New Jersey. The remaining lawsuit was pending in state court in Texas but has been removed and conditionally transferred to the federal court in New Jersey. If the plaintiffs in the purported class actions were to prevail, Ford could be required to pay substantial damages.

     In 1995, Ford voluntarily recalled 248,000 vehicles in Canada equipped with the allegedly defective ignition switch. In addition, in 1996, Ford recalled an additional 8.5 million vehicles in the U.S. and Canada. Investigations concerning the ignition switch being conducted by the Safety Administration and Transport Canada were closed in 1996 because the agencies were satisfied that the prior recalls were adequate to reduce the risk of fire in the population of vehicles using the same or similar ignition switch. The Safety Administration and Transport Canada continue to monitor this issue.

     In 1996, six purported class action lawsuits were brought on behalf of purchasers or lessees of Ford-manufactured vehicles with distributor-mounted thick film ignition (TFI) modules. The plaintiffs allege that vehicles with the distributor-mounted TFI modules are defective due to a propensity to stumble, stall or not start. The cases are currently pending in state courts in Alabama, California, Illinois, Maryland, Tennessee and Washington. The cases pending in Alabama and Tennessee courts have been conditionally certified as nationwide class actions. The lawsuit in California purports to represent a state-wide class, and the remaining three cases purport to be regional class actions. The parties have agreed to stay proceedings in all but the California action through the hearing on plaintiffs' motion for class certification and completion of discovery in the California case. The plaintiffs seek pre- and post-judgment interest, attorney fees, disgorgement of profits, compensatory damages, punitive damages, notice to the public and the recall and retrofit of all vehicles with the allegedly defective TFI modules. If the plaintiffs were to prevail in these lawsuits, Ford could be required to pay substantial damages.

     The Federal Trade Commission and the Department of Justice are continuing their investigation, commenced in 1995, of the retail vehicle financing credit practices of Ford Credit for compliance with the Equal Credit Opportunity Act and Regulation B.



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

                  Not required.

Item 4A.  Executive Officers of the Registrant
----------------------------------------------



     The executive officers of the Registrant and their respective positions and ages at March 15, 1997 are shown in the table below:

                                                                          Present Position
                                                                         with the Registrant
     Name                              Position                             Held Since                    Age
     ----                              --------                             ----------                    ---

Alex Trotman                     Chairman of the Board                     November 1993                   63
  (1)(2)                           of Directors, President
                                   and Chief Executive Officer
                                 Director

W. Wayne Booker                  Vice Chairman                             November 1996                   62

Edward E. Hagenlocker            Vice Chairman                             November 1996                   57

John M. Devine                   Executive Vice President and              November 1996                   52
                                   Chief Financial Officer

Jacques A. Nasser                Executive Vice President                  November 1996                   49
                                   (President, Ford
                                        Automotive Operations)

Peter J. Pestillo                Executive Vice President-                 January 1993                    58
                                   Corporate Relations

Kenneth Whipple                  Executive Vice President,                 March 1988                      62
                                   Ford (President, Ford
                                   Financial Services Group);
                                   and Chairman of the Board
                                   of Directors and Chief
                                   Executive Officer, Ford
                                   Motor Credit Company

James E. Englehart               Group Vice President-                     November 1996                   60
                                   Product Development

Robert L. Rewey                  Group Vice President-                     December 1993                   58
                                   Marketing and Sales

Charles W. Szuluk                Group Vice President-                     November 1996                   54
                                   Automotive Products
                                   Operations

----------------------------------------------------------

                                                                          Present Position
                                                                         with the Registrant
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---
Robert H. Transou                Group Vice President-                     May 1994                        57
                                   Manufacturing

Kenneth R. Dabrowski             Vice President-                           November 1996                   53
                                   Quality and Process
                                      Leadership

James D. Donaldson               Vice President-                           November 1996                   54
                                   Truck Vehicle Center

Edsel B. Ford II                 Vice President and Director,              December 1993                   48
  (2)                              Ford; and President and Chief
                                   Operating Officer, Ford
                                   Motor Credit Company

Ronald E. Goldsberry             Vice President-General                    February 1994                   54
                                   Manager, Ford Customer
                                   Service Division

Elliott S. Hall                  Vice President-                           July 1987                       58
                                   Washington Affairs

John T. Huston                    Vice President-                          May 1994                        54
                                    Powertrain Operations

I. Martin Inglis                 Vice President-Product                    November 1996                   46
                                   and Business Strategy

Kenneth K. Kohrs                 Vice President-                           November 1996                   58
                                    Large and Luxury Car
                                    Vehicle Center

Vaughn A. Koshkarian             Vice President, Ford;                     August 1995                     56
                                    and President, Ford Motor
                                    (China) Ltd.

Robert O. Kramer                 Vice President-                           October 1995                    58
                                    Human Resources

Malcolm S. Macdonald             Treasurer                                 January 1995                    56


-----------------------------------------------------------


                                                                          Present Position
                                                                         with the Registrant
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---
Keith C. Magee                   Vice President-European                   April 1996                      50
                                   Marketing and Sales

John W. Martin, Jr.              Vice President-                           April 1989                      60
                                   General Counsel

Carlos E. Mazzorin               Vice President-Purchasing                 May 1994                        55

W. Dale McKeehan                 Vice President-                           May 1994                        59
                                   Vehicle Operations

John P. McTague                  Vice President-                           March 1990                      58
                                   Technical Affairs

James G. O'Connor                Vice President-                           April 1996                      54
                                   General Manager,
                                   Lincoln-Mercury Division

James J. Padilla                 Vice President, Ford; and                 November 1996                   50
                                   President, Ford Brazil
                                   and Argentina

Richard Parry-Jones              Vice President-                           November 1996                   45
                                   Small and Medium Car
                                   Vehicle Center

Helen O. Petrauskas              Vice President-Environmental              March 1983                      52
                                   and Safety Engineering

William F. Powers                Vice President-Research                   February 1996                   56

Neil W. Ressler                  Vice President-Advanced                   May 1994                        57
                                   Vehicle Technology

John M. Rintamaki                Secretary                                 July 1993                       55

Ross H. Roberts                  Vice President-General                    May 1991                        59
                                   Manager, Ford Division

Dennis E. Ross                   Chief Tax Officer                         April 1995                      46


----------------------------------------------------------

                                                                          Present Position
                                                                         with the Registrant
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---
David W. Scott                   Vice President-Public Affairs             July 1986                       56

John J. Telnack                  Vice President-Design                     August 1993                     59

Thomas J. Wagner                 Vice President-Customer                   February 1994                   58
                                   Communication and
                                   Satisfaction

Henry D. G. Wallace              Vice President                            July 1996                       51

Robert J. Womac                  Vice President-General                    November 1996                   53
                                   Manager, Automotive
                                   Components Division

---------------
(1) Also Chairman of the Organization Review and Nominating Committee of the Board of Directors.
(2)   Also a member of the Finance Committee of the Board of Directors.

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

                                     PART II



Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters
------------------------------------------------------------------------

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

     The high and low sales prices for Ford Common Stock and the dividends paid per share of Common and Class B Stock for each full quarterly period in the years indicated were as follows:


                                                1996                                           1995
                               ---------------------------------------     ---------------------------------------
                               First      Second     Third     Fourth      First      Second     Third     Fourth
                               Quarter    Quarter    Quarter   Quarter     Quarter    Quarter    Quarter   Quarter
                               -------    -------    -------   -------     -------    -------    -------   -------

Common Stock price per share*
      High                     $34 7/8    $37 1/4    $34 1/4   $33 7/8     $29 1/8    $31 1/8    $32 7/8   $32 3/8
      Low                       27 1/4     31 1/2     29 7/8    30 3/8      24 3/4     25 3/4     28        27 3/4
Dividends per share of
 Common and Class B Stock      $0.35      $0.35      $0.385    $0.385      $0.26      $0.31      $0.31     $0.35

------------------------
*  Prices reflect New York Stock Exchange Composite Transactions.

     As of February 28, 1997, stockholders of record of Ford included 252,137 holders of Common Stock and 108 holders of Class B Stock.

Item 6.  Selected Financial Data
--------------------------------

         The following tables set forth selected financial data and other data concerning Ford for each of the last eleven years (dollar amounts in millions except per share amounts):


SUMMARY OF OPERATIONS                 1996      1995     1994     1993    1992     1991    1990    1989     1988     1987     1986
                                      ----      ----     ----     ----    ----     ----    ----    ----     ----     ----     ----
Automotive
Sales                               $118,023  $110,496 $107,137 $91,568 $84,407  $72,051  $81,844 $82,879 $82,193  $71,797  $62,868
Operating income/(loss)                2,516     3,281    5,826   1,432  (1,775)  (3,769)     316   4,252   6,612    6,256    4,142
Income/(loss) before income taxes
  and cumulative effects of changes
  in accounting principles             2,571     3,166    5,997   1,291  (1,952)  (4,052)     275   5,156   7,312    6,499    4,299
Income/(loss) before cumulative
  effects of changes in accounting
  principles a/, c/                    1,655     2,056    3,913   1,008  (1,534)  (3,186)      99   3,175   4,609    3,767    2,512
                                    --------  -------- -------- ------- -------  -------  ------- ------- -------  -------  -------
Net income/(loss)                      1,655     2,056    3,913   1,008  (8,628)  (3,186)      99   3,175   4,609    3,767    2,512

Financial Services
Revenues                             $28,968   $26,641  $21,302 $16,953 $15,725  $16,235  $15,806 $13,267 $10,253   $8,096   $6,826
Income before income taxes and
  cumulative effects of changes in
  accounting principles                4,222     3,539    2,792   2,712   1,825    1,465   1,220      874   1,031    1,386    1,321
Income before cumulative effects of
  changes in accounting principles
  b/, d/                               2,791     2,083    1,395   1,521   1,032      928     761      660     691      858      773
                                    --------  -------- -------- ------- -------  -------  ------  ------- -------  -------  -------

Net income                             2,791     2,083    1,395   1,521   1,243      928     761      660     691      858      773

Total Company
Income/(loss) before income taxes
   and cumulative effects of
   changes in accounting principles $  6,793  $  6,705 $  8,789 $ 4,003 $  (127) $(2,587) $1,495  $ 6,030 $ 8,343  $ 7,885  $ 5,620
Provision/(credit) for income taxes    2,166     2,379    3,329   1,350     295     (395)    530    2,113   2,999    3,226    2,323
Minority interests in net income of
  subsidiaries                           181       187      152     124      80       66     105       82      44       34       12
                                    --------  -------- -------- ------- -------  -------  ------  ------- -------  -------  -------

Income/(loss) before cumulative
  effects of changes in accounting
  principles a/, b/, c/, d/            4,446     4,139    5,308   2,529    (502)  (2,258)    860    3,835   5,300    4,625    3,285
Cumulative effects of changes in
   accounting principles                 -         -        -       -    (6,883)     -        -       -       -        -        -
                                    --------  -------- -------- ------- -------  -------  ------  ------- -------  -------  -------

Net income/(loss)                   $  4,446  $  4,139 $  5,308 $ 2,529 $(7,385) $(2,258) $  860  $ 3,835 $ 5,300  $ 4,625  $ 3,285
                                    ========  ======== ======== ======= =======  =======  ======  ======= =======  =======  =======


Total Company Data Per Share of
   Common and Class B Stock e/
Income/(loss) before cumulative
   effects of changes in
   accounting principles               $3.72     $3.58    $4.97   $2.27  $(0.73)  $(2.40)  $0.93    $4.11   $5.48   $4.53     $3.08
Income/(loss)
   Assuming no dilution                 3.72      3.58     4.97    2.27   (7.81)   (2.40)   0.93     4.11    5.48    4.53      3.08
   Assuming full dilution               3.64      3.33     4.44    2.10   (7.81)   (2.40)   0.92     4.06    5.40    4.46      3.03
Cash dividends                          1.47      1.23     0.91    0.80    0.80     0.98    1.50     1.50    1.15    0.79      0.56
Common stock price range (NYSE)
    High                              37-1/4    32-7/8   35     33-1/16 24-7/16   18-7/8 24-9/16  28-5/16  27-1/2 28-5/32    15-7/8
    Low                               27-1/4    24-3/4   25-5/8  21-1/2  13-7/8 11-11/16  12-1/2 20-11/16 19-1/32 14-7/32     9
Average number of shares of Common
    and Class B stock outstanding
    (in millions)                      1,179     1,071    1,010     986     972      952     926      934    968    1,022     1,066

--------
a/ 1989 includes an after-tax loss of $424 million from the sale of Rouge Steel
   Company.
b/ 1994 includes an after-tax loss of $440 million from the sale of Granite
   Savings Bank (formerly First Nationwide Bank).
c/ 1995 includes a gain of $230 million from the dissolution of Autolatina, the
   Company's joint venture with Volkswagen AG in Brazil and Argentina.
d/ 1996 includes gains of $650 million on the sale of The Associates' common stock and $95 million on the sale of USL Capital's assets, offset partiall by a net write-down of $233 million for Budget Rent a Car Corporation.
e/ Share data have been adjusted to reflect stock dividends and stock splits.



-------------------------------------------

SUMMARY OF OPERATIONS
(CONTINUED)                   1996       1995     1994       1993      1992       1991    1990     1989     1988     1987     1986
                              ----       ----     ----       ----      ----       ----    ----     ----     ----     ----     ----

Total Company Balance
   Sheet Data at Year-End
Assets
   Automotive               $ 79,658  $ 72,772  $ 68,639  $ 61,737  $ 57,170  $ 52,397 $ 50,824 $ 45,819 $ 43,128 $ 39,734 $ 34,021
   Financial Services        183,209   170,511   150,983   137,201   123,375   122,032  122,839  115,074  100,239   76,260   59,211
     Total assets            262,867  $243,283  $219,622  $198,938  $180,545  $174,429 $173,663 $160,893 $143,367 $115,994 $ 93,232
Long-term debt
   Automotive               $  6,495  $  5,475  $  7,103  $  7,084  $  7,068  $  6,539 $  4,553 $  1,137 $  1,336 $  2,058 $  2,467
   Financial Services         70,641    68,259    58,104    47,900    42,369    43,680   40,779   37,784   30,777   26,009   19,128
Stockholders' equity f/       26,762    24,547    21,659    15,574    14,753    22,690   23,238   22,728   21,529   18,493   14,860

Total Company Facility
   and Tooling Data
Capital expenditures for
   facilities (excluding
     special tools)         $  5,362 $  5,455  $  5,236  $  4,339    $ 3,613  $  3,611 $  4,702 $  4,412 $  3,148 $  2,415 $  2,179
Depreciation                   9,519    8,954     7,207     5,456      4,658     3,956    3,185    2,720    2,458    2,107    1,859
Expenditures for special
   tools                       3,289    3,542     3,310     2,475      2,177     2,236    2,556    2,354    1,634    1,343    1,285
Amortization of special
   tools                       3,272    2,765     2,129     2,012      2,097     1,822    1,695    1,509    1,335    1,353    1,293

Total Company Employee
   Data - Worldwide
Payroll                     $ 17,609 $ 16,567  $ 15,853  $ 13,750   $ 13,754  $ 12,850 $ 14,014 $ 13,327 $ 13,010 $ 11,670 $ 11,290
Total labor costs             25,687   23,758    22,985    20,065     19,850    17,998   18,962   18,152   18,108   16,567   15,610
Average number of
   employees                 371,702  346,989   337,728   321,925    325,333   331,977  369,547  366,641  358,939  350,320  382,274

Total Company Employee
   Data - U.S. Operations
Payroll                     $ 10,961 $ 10,488   $10,381  $  8,899   $  8,019  $  7,393 $  8,313 $  8,654 $  8,477 $  7,765 $  7,706
Average number of
  employees                  189,718  186,387   180,861   166,995    158,501   156,203  180,228  188,402  185,651  180,944  181,576

Average hourly labor costs
  g/
   Earnings                 $  22.30 $  21.79  $  21.81  $  20.94   $  19.92  $  19.10 $  18.44 $  17.77 $  17.39 $  16.50 $  16.12
   Benefits                    19.47    18.66     19.13     18.12      19.24     17.97    14.12    13.21    13.07    12.38    11.01
                            -------- --------  --------  --------   --------  -------- -------- -------- -------- -------- --------
   Total hourly labor costs $  41.77 $  40.45  $  40.94  $  39.06   $  39.16  $  37.07 $  32.56 $  30.98 $  30.46 $  28.88 $  27.13
                            ======== ========  ========  ========   ========  ======== ======== ======== ======== ======== ========

----------
f/ The cumulative effects of changes in accounting principles reduced equity by
   $6,883 million in 1992.
g/ Per hour worked (in dollars).  Excludes data for subsidiary companies.


-------------------------------------------

SUMMARY OF VEHICLE UNIT SALES h/
(in thousands)

                                      1996     1995     1994   1993    1992     1991   1990      1989     1988     1987     1986
                                      ----     ----     ----   ----    ----     ----   ----      ----     ----     ----     ----
North America
    United States
      Cars                            1,656   1,767    2,036  1,925   1,820    1,588   1,870    2,201    2,364    2,176    2,105
      Trucks                          2,241   2,226    2,182  1,859   1,510    1,253   1,416    1,517    1,537    1,480    1,406
                                      -----   -----    -----  -----   -----    -----   -----    -----    -----    -----    -----
       Total United States            3,897   3,993    4,218  3,784   3,330    2,841   3,286    3,718    3,901    3,656    3,511

    Canada                              258     254      281    256     237      259     257      326      349      349      321
    Mexico                               67      32       92     91     126      112      89       87       63       35       44
                                      -----   -----    -----  -----   -----    -----   -----    -----    -----    -----    -----
       Total North America            4,222   4,279    4,591  4,131   3,693    3,212   3,632    4,131    4,313    4,040    3,876

Europe
    Britain                             516     496      520    464     420      471     607      739      753      628      596
    Germany                             436     409      386    340     407      501     361      326      332     328       320
    France                              194     165      180    150     194      190     185      192      168      162      151
    Italy                               180     193      179    172     266      301     219      153       98       93       85
    Spain                               155     160      163    117     165      128     155      173      158      159      112
    Other countries                     339     286      281    250     270      296     289      296      290      285      300
                                      -----   -----    -----  -----   -----    -----   -----    -----    -----    -----    -----
      Total Europe                    1,820   1,709    1,709  1,493   1,722    1,887   1,816    1,879    1,799    1,655    1,564

Other international
    Brazil                              190     201      164    151     117      137     137      157      154      129      177
    Australia                           138     139      125    120     105      104     134      154      132      128      139
    Taiwan                               86     106       97    122     119      107     115      115       88       55       31
    Argentina                            64      48       54     49      49       26      18       25       30       33       32
    Japan                                52      57       50     53      64       83      99       82       60       49       40
    Other countries                      81      67       63     65      71       67      72       65       86       82       92
                                      -----   -----    -----  -----   -----    -----   -----   ------    -----    -----    -----
      Total other international         611     618      553    560     525      524     575      598      550      476      511

Total worldwide cars and trucks       6,653   6,606    6,853  6,184   5,940    5,623   6,023    6,608    6,662    6,171    5,951
Total worldwide tractors i/             -      -        -        -      -         13      66       72       77       64       68
                                      -----   -----    -----  -----   -----    -----   -----    -----    -----    -----    -----

Total worldwide vehicle
  unit sales                          6,653   6,606    6,853  6,184   5,940    5,636   6,089    6,680    6,739    6,235    6,019
                                      =====   =====    =====  =====   =====    =====   =====    =====    =====    =====    =====

-----------
h/ Vehicle unit sales are reported  worldwide on a "where sold" basis and include sales of all Ford-badged  units, as well as units manufactured by
   Ford and sold to other manufacturers.
i/ Ford's tractor operation, Ford New Holland, was sold on May 6, 1991.


                                     -28-

Item 7.  Management's Discussion and Analysis of Financial Condition and
Results of Operations
--------------------------------------------------------------------------------

OVERVIEW

     The Company's worldwide net income was $4,446 million in 1996, or $3.64 per share of Common and Class B Stock (fully diluted), compared with $4,139 million, or $3.33 per share (fully diluted) in 1995. Results in 1996 and 1995 included several one-time actions (see below). Income per share in 1995 also included a one-time reduction of $0.06 per share related to the exchange of Series B Preferred Stock for company-obligated mandatorily redeemable preferred securities of a subsidiary trust.

     The Company's earnings in 1996 were up $307 million from 1995, reflecting primarily improved Automotive results in North America and one-time actions and record operating earnings in Financial Services; higher operating losses in South America and Europe and a one-time charge for employee separation programs were partial offsets. The Company's worldwide sales and revenues were $147 billion in 1996, up $9.9 billion or 7% from 1995. Vehicle unit sales of cars and trucks were 6,653,000, up 47,000 units. Stockholders' equity was $26.8 billion at December 31, 1996, compared with $24.5 billion at December 31, 1995.

     In 1996, Automotive capital expenditures for new products and facilities totaled $8.2 billion, down $467 million from 1995. Automotive cash and marketable securities were $15.4 billion at December 31, 1996, up $3 billion from December 31, 1995. Automotive debt at December 31, 1996 totaled $8.2 billion, up $849 million from a year ago. Automotive net cash was $7.2 billion at December 31, 1996.

     The Company has completed launches of its highest-volume products in North America (F-Series, Taurus, Sable and Escort) and Europe (Mondeo and Fiesta). Important new products were launched during 1996 and have received strong customer reception, including the Expedition, Ka and Jaguar XK8.

     The Company's Financial Statements and Notes to Financial Statements on pages FS-1 through FS-33, including the Report of Independent Accountants, should be read as an integral part of this review.

Fourth Quarter 1996
-------------------

     In fourth quarter 1996, Ford earned $1,204 million, or $0.99 per share of Common and Class B Stock (fully diluted), compared with $660 million, or $0.48 per share (fully diluted) in fourth quarter 1995. Results in fourth quarter 1996 and 1995 included several one-time actions (see below). Income per share in fourth quarter 1995 also included a one-time reduction of $0.06 per share related to the exchange of Series B Preferred Stock.

     The Company's net income for fourth quarter 1996 and 1995 was as follows (in millions):


                                                            Net Income/(Loss)
                                                           ---------------------
                                                           Fourth       Fourth
                                                           Quarter      Quarter
                                                            1996         1995
                                                           -------      -------
                      U.S. Automotive                    $  628          $ 168

                      Automotive Outside U.S.
                      - Europe                              (88)           (48)
                      - South America                      (287)          (112)
                      - Other                               137              8
                                                         ------          -----
                       Total Automotive Outside U.S.       (238)          (152)
                                                         ------          -----

                        Total Automotive                    390             16
                                                         ------          -----

                      Financial Services                    814            644
                                                         ------          -----
                        Total Company                    $1,204          $ 660
                                                         ======          =====

     Earnings for Automotive operations in the U.S. improved in fourth quarter 1996, compared with fourth quarter 1995, as a result of higher margins (reflecting improved sales mix and cost reductions) and

Item 7.  Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)
--------------------------------------------------------------------------------

higher volume (up 51,000 units), offset partially by higher product costs and costs for employee separation programs.

     Higher losses incurred by Automotive operations in Europe were more than explained by higher costs for employee separation programs. Higher losses incurred in South America resulted primarily from the nonrecurrence of a gain in fourth quarter 1995 from the dissolution of the Autolatina joint venture, as well as costs for employee separation programs; higher margins and volume were partial offsets.

     Higher earnings for Financial Services operations reflected a partial reversal of a second quarter 1996 provision for losses on notes receivable from Budget Rent A Car Corporation and record earnings at The Associates and Hertz, offset partially by lower earnings at Ford Credit and the effect of the sale of USL Capital's assets.


ONE-TIME ACTIONS

     Net income in 1996 and 1995 included several one-time actions, as follows (in millions):

                                                               Fourth Quarter                 Full Year
                                                            -------------------         ---------------------
                                                              1996        1995           1996           1995
                                                            -------      ------         ------         ------
         Automotive
         - Employee separation programs                     $ (336)      $(129)         $(436)         $(146)
         - Autolatina dissolution                                -         230              -            230

         Financial Services
         - Sale of The Associates' common stock                  -           -            650              -
         - Sale of USL Capital's assets                          -           -             95              -
         - Net write-down for Budget Rent a
            Car Corporation                                    204           -           (233)             -
                                                            ------       -----          -----          -----
           Total Company                                    $ (132)      $ 101          $  76          $  84
                                                            ======       =====          =====          =====

           Per share                                        $(0.11)      $0.03*         $0.06          $0.02*

         -------------------
         *Includes $0.06 per share reduction for exchange of Series B Preferred
          Stock

See Note 15 (pages FS-28 and FS-29) of the Notes to Financial Statements for further information on these one-time actions.


RESULTS OF OPERATIONS

     The Company's net income for worldwide Automotive operations in 1996, 1995 and 1994, was as follows (in millions):

                                                                   Net Income/(Loss)
                                                           ---------------------------------
                                                            1996         1995          1994
                                                           ------       ------        ------
         U.S. Automotive                                   $2,007       $1,843        $3,002

         Automotive Outside U.S.
         - Europe                                            (291)         116           128
         - South America                                     (642)         (94)          496
         - Other                                              581          191           287
                                                           ------       ------        ------
          Total Automotive Outside U.S.                      (352)         213           911
                                                           ------       ------        ------
            Total Automotive                               $1,655       $2,056        $3,913
                                                           ======       ======        ======

Item 7.  Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)
--------------------------------------------------------------------------------

     The Company's net income for worldwide Financial Services operations in 1996, 1995 and 1994, was as follows (in millions):

                                                                   Net Income/(Loss)
                                                           ---------------------------------
                                                            1996         1995          1994
                                                           ------       ------        ------
         Ford Credit                                       $1,441       $1,579        $1,487
         The Associates                                       857*         723           603
         USL Capital                                          191          135           109
         Hertz                                                159          105            92
         One-Time Actions                                     512            0          (440)
         Minority Interests, Eliminations and Other          (369)        (459)         (456)
                                                           ------       ------        ------
           Total Financial Services                        $2,791       $2,083        $1,395
                                                           ======       ======        ======
         __________________
         *Ford's share was $745 million

1996 COMPARED WITH 1995

Automotive Operations
---------------------

     Earnings for Automotive operations in the U.S. were up $164 million in 1996 compared with a year ago. The increase resulted from higher margins (reflecting improved sales mix and cost reductions), offset partially by higher product costs and costs for employee separation programs. The after-tax return on sales was 2.7% in 1996, up 2/10 of a point from a year ago.

     The U.S. economy continued to grow at a moderate rate in 1996, with interest rates and inflation at comparatively low levels. Car and truck industry volumes totaled 15.5 million units in 1996, compared with 15.1 million units in 1995. The increase in industry sales was more than explained by higher truck industry sales. Ford's U.S. car market share was 20.6%, down 3/10 of a point from 1995. Ford's U.S. truck share was 31.1%, down 8/10 of a point from 1995. Ford's combined U.S. car and truck share was 25.2%, down 4/10 of a point from 1995. Reduced sales of lower margin fleet vehicles account for the decline. The Company expects car and truck industry sales in 1997 to be about equal to 1996.

     Unfavorable results for Automotive operations in Europe, compared with a year ago, reflected costs associated with launching new products, adverse vehicle mix, higher marketing costs, and costs for employee separation programs, offset partially by higher volume. In 1996, the European automotive industry experienced increased competition as a result of industry overcapacity, as well as a market shift to lower profit smaller cars. This trend is expected to continue in 1997 and beyond. Ford is continuing to focus on cost reductions, including vehicle cost reductions, and the rationalization of manufacturing capacity. Its recently launched new products (the Fiesta, Ka and an updated Mondeo) will strengthen Ford's European product offerings.

     European car and truck industry volumes totaled 14.3 million units in 1996, compared with 13.4 million units in 1995. Ford's European car market share was 11.6%, down 2/10 of a point from 1995. Ford's European truck share was 13.1%, down 1.4 points from 1995. Ford's combined European car and truck share was 11.8%, down 4/10 of a point from 1995, reflecting primarily reduced sales of lower margin fleet vehicles. Car and truck industry sales in 1997 are expected to be about equal to 1996.

     Higher losses in 1996 incurred by Automotive operations in South America reflected primarily higher losses for operations in Brazil as a result of a long and costly launch process following the dissolution of the Autolatina joint venture with Volkswagen AG. Costs for employee separation programs, in addition to increased competition and a market shift to smaller (Fiesta-sized) cars that resulted in lower market share, also affected results unfavorably. The Company is in the process of reestablishing operations in Brazil and Argentina. Losses in Brazil are expected to continue in 1997. To improve the competitiveness of its product offerings in Brazil, Ford will have several new products (the Ka, Fiesta,

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------
Escort and Ranger) available for sale throughout most of 1997. In addition, Ford is focusing on further facility rationalization in the region.

Comparison of Automotive Sales and Total Costs and Expenses
-----------------------------------------------------------

     Automotive sales totaled $118 billion in 1996, up 6.8% from 1995. Sales in the U.S. were $76 billion in 1996 compared with $73.9 billion in 1995, and sales outside the U.S. were $42 billion in 1996 compared with $36.6 billion in 1995. Total costs and expenses were $115.5 billion in 1996, up 7.7% from 1995. Approximately half of the increase in sales and total costs and expenses was attributable to the inclusion in the Company's consolidated results of operations, beginning in 1996, of the sales and total costs and expenses for new entities in Brazil and Argentina resulting from the dissolution of the Autolatina joint venture. Amounts for 1995 exclude these new entities. The balance of the increase in sales and total costs and expenses was attributable primarily to the effects of higher unit volume and a richer sales mix, as well as costs for employee separation programs.

     Research and development expense totaled $6,821 million in 1996, up 3% from 1995. The increase was more than explained by the inclusion of research and development expense for new entities in Brazil and Argentina and support for new markets.

Financial Services Operations
-----------------------------

     Earnings for Financial Services operations were up $708 million in 1996, compared with a year ago, including $512 million from the one-time actions described above. Improvements from operations totaled $196 million.

     Ford Credit's earnings in 1996 include a majority ownership (78%) of Ford Credit Europe, and results for 1995 and 1994 have been restated to reflect this ownership change. Lower consolidated net income at Ford Credit in 1996, compared with 1995, resulted primarily from the absence of equity in the net income of Ford Holdings, Inc. ("Ford Holdings") (reflecting the repurchase in first quarter 1996 by Ford Holdings of substantially all of the shares of Ford Holdings' stock owned by Ford Credit), higher credit losses and higher loss reserve requirements; higher levels of earning assets and improved net interest margins were partial offsets. Ford Holdings is a holding company which owns primarily USL Capital and, until December 1995, also owned The Associates. Depreciation costs increased as a result of continued growth in operating leases; the related lease revenues more than offset the increased depreciation. Credit losses as a percent of average net finance receivables (including net investment in operating leases) were 0.78% in 1996, compared with 0.51% in 1995. Ford Credit believes the higher levels of credit losses may continue in 1997.

     Record earnings at The Associates reflected primarily higher levels of earning assets, lower operating costs and improved net interest margins, offset partially by higher credit losses. Credit losses as a percent of average net finance receivables were 2.03% in 1996, compared with 1.70% in 1995. The Associates also believes the higher levels of credit losses may continue.

     Record earnings at Hertz reflected primarily higher volume in car rental and equipment rental operations.

HISTORICAL REFERENCE:  1995 COMPARED WITH 1994

     The Company's worldwide net income was $4,139 million in 1995, or $3.33 per share of Common and Class B Stock (fully diluted), compared with $5,308 million, or $4.44 per share (fully diluted) in 1994. The Company's worldwide sales and revenues were $137.1 billion in 1995, up $8.7 billion, or 7% from

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

1994. Vehicle unit sales of cars and trucks were 6,606,000, down 247,000 units, or 3.6%. Stockholders' equity was $24.5 billion at December 31, 1995, up $2.9 billion from December 31, 1994.


     The Company's earnings in 1995 were down from 1994, a record year, and reflected the effects of lower volumes in the U.S., costs associated with introducing new products and lower earnings at operations outside the U.S., primarily in South America. Results in 1995 included costs for employee separation programs ($146 million). Earnings from Financial Services operations were up $688 million compared with 1994. The improvement reflected record earnings at Ford Credit, The Associates, USL Capital and Hertz and the nonrecurrence of a $440 million charge to net income in 1994 for the disposition of First Nationwide Bank.

Automotive Operations
---------------------

     Earnings for Automotive operations in the U.S. declined in 1995, compared with 1994, primarily as a result of lower unit volume (reflecting nonrecurrence of a dealer inventory increase in 1994 and lower industry sales) and costs associated with introducing new products (mainly the all-new Taurus, Sable and F-150 pickup truck). U.S. Automotive after-tax return on sales was 2.5% in 1995, down 1.6 points from a year ago.

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

     Lower results for Automotive operations in Europe reflected primarily costs associated with introducing new products (the all-new Galaxy minivan and Fiesta) and the unfavorable effect of changes in foreign currency exchange rates.

     Car and truck industry sales in Europe were 13.4 million units in 1995, compared with 13.3 million units in 1994. Ford's share of the European car market was 11.8%, equal to a year ago. Ford's European truck share was 14.5%, up 1/10 of a point from 1994. Ford's combined European car and truck share was 12.2%, up 1/10 of a point from 1994.

     Outside the U.S. and Europe, Ford earned $97 million in 1995, compared with $783 million in 1994. About half of the decrease reflected primarily unfavorable results for operations in Brazil, where higher import duties and a market shift to small cars resulted in excess dealer inventories and higher marketing costs. These factors were offset partially in 1995 by a one-time gain from the dissolution of Ford's Autolatina joint venture. The decline in earnings outside the U.S. and Europe also reflected the nonrecurrence of a one-time favorable effect for devaluation of the Mexican Peso in 1994 and lower results in Argentina.

     During fourth quarter 1995, the Company's Autolatina joint venture in Brazil and Argentina with Volkswagen AG was dissolved. The dissolution resulted in a gain of $230 million, primarily from a one-time cash compensation payment to Ford.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

Financial Services Operations
-----------------------------

     The increase in Ford Credit's consolidated net income in 1995, compared with 1994, resulted primarily from higher levels of earning assets, favorable cost performance and lower taxes, offset partially by lower net interest margins and higher credit losses. Depreciation costs increased as a result of continued growth in operating leases; the related lease revenues more than offset the increased depreciation. Ford Credit's results for 1995 included $255 million from equity in the net income of affiliated companies, primarily Ford Holdings, compared with $233 million a year ago.

     Record earnings at The Associates reflected primarily higher levels of earning assets and improved net interest margins.

     Record earnings at Hertz reflected primarily higher volume in equipment rentals, offset partially by increased depreciation and borrowing costs.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations
---------------------

     Automotive cash and marketable securities were $15.4 billion at December 31, 1996, up $3 billion from December 31, 1995. The Company paid $1.8 billion in cash dividends on its Common Stock, Class B Stock and Preferred Stock during 1996.

     Automotive capital expenditures were $8.2 billion in 1996, down $467 million from 1995. Automotive capital expenditures as a percentage of sales was 7% in 1996, down 9/10 of a point from 1995. During the next several years, Ford's spending for product change is expected to be at similar or higher levels; however, as a percentage of sales, spending is expected to be at similar or lower levels.

     Automotive debt at December 31, 1996 totaled $8.2 billion, which was 23% of total capitalization (stockholders' equity and Automotive debt), compared with $7.3 billion, or 22% of total capitalization, at December 31, 1995.

     For a discussion of Ford's support facilities at December 31, 1996, see
Note 9 (page FS-23) of the Notes to Financial Statements.

Financial Services Operations
-----------------------------

     The Financial Services operations rely heavily on their ability to raise substantial amounts of funds in the capital markets in addition to collections on loans and retained earnings. The levels of funds for certain Financial Services operations are affected by transactions with Ford, such as capital contributions, dividend payments and the timing of payments for income taxes. The ability to obtain funds also is affected by debt ratings which, for certain operations, are closely related to the financial condition and outlook for Ford and the nature and availability of support facilities, such as revolving credit and receivables sales facilities.

     Ford Credit's outstanding commercial paper totaled $38 billion at December 31, 1996 with an average remaining maturity of 34 days. Support facilities represent additional sources of funds, if required.

     For a discussion of support facilities of Ford Credit and other Financial Services subsidiaries at December 31, 1996, see Note 9 (page FS-23) of the Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

Derivative Financial Instruments
--------------------------------

     Ford is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices. For Automotive operations, purchases and sales of finished vehicles and production parts, debt and other payables, subsidiary dividends, and investments in subsidiaries are frequently denominated in foreign currencies, thereby creating exposures to changes in exchange rates. In addition, Ford also is exposed to changes in prices of commodities used in its Automotive operations. Financial Services operations issue debt and other payables with various maturity and interest rate structures to ensure funding over business and economic cycles and to minimize overall borrowing costs. The maturity and interest rate structures frequently differ from the invested assets. Exposures to fluctuations in interest rates are created by the difference in maturities of liabilities versus the maturities of assets.

     These financial exposures are monitored and managed by the Company as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results. The effect of changes in exchange rates, interest rates and commodity prices on Ford's earnings generally has been small relative to other factors that also affect earnings, such as unit sales and operating margins. For more information on these financial exposures, see
Note 1 (page FS-9) and Note 14 (page FS-27) of the Notes to Financial
Statements.


YEAR 2000 DATE CONVERSION

     The Company has established a central office to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. These actions are necessary to ensure that the systems and applications will recognize and process the year 2000 and beyond. Major areas of potential business impact have been identified and are being dimensioned, and initial conversion efforts are underway. The Company also is communicating with suppliers, dealers, financial institutions and others with which it does business to coordinate year 2000 conversion. The total cost of compliance and its effect on the Company's future results of operations is being determined as part of the detailed conversion planning.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Financial Statements and Notes to Financial Statements of the Registrant and the Report of Independent Accountants that are filed as part of this Report are listed under Item 14. "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and are set forth on pages FS-1 through FS-33 immediately following the signature pages of this Report.

     Selected quarterly financial data of Ford and its consolidated subsidiaries for 1996 and 1995 are set forth in Note 18 of the Notes to Financial Statements.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

         Not required.

                                    PART III



Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information called for by Item 10 is incorporated by reference from the information under the captions "Election of Directors" and "Management Stock Ownership" in the Proxy Statement, except that the information called for by
Item 10 with respect to executive officers of the Registrant appears as Item 4A under Part I of this Report.


Item 11.  Executive Compensation
--------------------------------

     The information called for by Item 11 is incorporated by reference from the information under the following captions in the Proxy Statement: "Compensation of Directors", "Compensation and Option Committee Report on Executive Compensation", "Compensation of Executive Officers", "Stock Options", "Contingent Stock Rights and Restricted Stock Units", "Stock Performance Graphs" and "Retirement Plans".



Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information called for by Item 12 is incorporated by reference from the information under the caption "Management Stock Ownership" in the Proxy Statement.



Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information called for by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) 1. Financial Statements - Ford Motor Company and Subsidiaries

       Consolidated Statement of Income for the years ended December 31, 1996, 1995 and 1994.

       Consolidated Balance Sheet at December 31, 1996 and 1995.

       Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

       Consolidated Statement of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

       Notes to Financial Statements

       Report of Independent Accountants

     The Financial Statements, the Notes to Financial Statements and the Report of Independent Accountants listed above are filed as part of this Report and are set forth on pages FS-1 through FS-33 immediately following the signatures pages of this Report.

(a) 2. Financial Statement Schedules

Designation                                 Description
-----------                                 -----------
Supplemental
 Schedule                  Condensed Financial Information of Subsidiary

     The Financial Statement Schedule listed above is filed as part of this Report and is set forth on page FSS-1 immediately following page FS-33. The schedules not filed are omitted because the information required to be contained therein is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)
--------------------------------------------------------------------------

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

Exhibit 3-B          By-Laws of the Registrant as                        Filed with this Report.
                     amended through October 10, 1996.

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

Exhibit 10-A         Amended and Restated Profit                         Filed as Exhibit 10-A to the Registrant's
                     Maintenance Agreement dated as of                   Annual Report on Form 10-K for the
                     July 1, 1993 between the Registrant                 year ended December 31, 1993.*
                     and Ford Credit.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)
--------------------------------------------------------------------------

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

Exhibit 10-C-2A      Amendment to Ford Motor Company                     Filed with this Report.
                     Supplemental Compensation Plan,
                     effective as of March 9, 1994.**

Exhibit 10-C-3       Amendment to Ford Motor Company                     Filed as Exhibit 10.1 to the Registrant's
                     Supplemental Compensation Plan,                     Quarterly Report on Form 10-Q for the
                     effective as of March 8, 1995.**                    quarter ended March 31, 1995.*

Exhibit 10-C-4       Amendment to Ford Motor Company                     Filed as Exhibit 10.1 to the Registrant's
                     Supplemental Compensation Plan,                     Quarterly Report on Form 10-Q for the
                     effective as of July 13, 1995.**                    quarter ended June 30, 1995.*

Exhibit 10-C-5       Amendment to Ford Motor Company                     Filed as Exhibit 10-C-5 to the
                     Supplemental Compensation Plan,                     Registrant's Annual Report on Form
                     effective January 10, 1996.**                       10-K for the year ended December 31,
                                                                         1995.*

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

Exhibit 10-G-1       Amendments to Deferred Compensation Plan            Filed as Exhibit 10-G-1 to the
                     for Non-Employee Directors, effective as of         Registrant's Annual Report on Form
                     January 1, 1996.**                                  10-K for the year ended December 31,
                                                                         1995.*

Exhibit 10-G-2       Amendment to Deferred Compensation Plan             Filed with this Report.
                     for Non-Employee Directors, effective as of
                     November 14, 1996.**

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)
--------------------------------------------------------------------------


Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------
Exhibit 10-H         Ford Motor Company Benefit Equalization             Filed as Exhibit 10-H to the Registrant's
                     Plan, as amended as of January 1,                   Annual Report on Form 10-K for the
                     1989.**                                             year ended December 31, 1994.*

Exhibit 10-H-1       Description of Amendments to Benefit                Filed as Exhibit 10-H-1 to the
                     Equalization Plan, adopted January 11,              Registrant's Annual Report on Form
                     1996 and January 25, 1996.**                        10-K for the year ended December 31,
                                                                         1995.*

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

Exhibit 10-J-1       Amendment dated as of June 1, 1990 to               Filed as Exhibit 10-N-1 to the
                     1986 Long-Term Incentive Plan of the                Registrant's Annual Report on Form 10-K
                     Registrant.**                                       for the year ended December 31,
                                                                         1990.*

Exhibit 10-K         Supplemental Executive Retirement Plan,             Filed as Exhibit 10-K to the
                     as restated and incorporating amendments            Registrant's Annual Report on Form
                     through December 12, 1995.**                        10-K for the year ended December 31,
                                                                         1995.*

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

Exhibit 10-L-1       Amendment to Restricted Stock Plan for              Filed as Exhibit 10.1 to the Registrant's
                     Non-Employee Directors, effective as of             Quarterly Report on Form 10-Q for the
                     August 1, 1996.**                                   quarter ended September 30, 1996.*

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)
--------------------------------------------------------------------------



Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------
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

Exhibit 10-R-1       Amendment No. 1 dated as of November                Filed as Exhibit 10-R-1 to the
                     15, 1995 to Support Agreement between               Registrant's Annual Report on Form
                     the Registrant and Ford Credit Europe.              10-K for the year ended December 31,
                                                                         1995.*

Exhibit 10-S         Select Retirement Plan                              Filed with this Report.
                     adopted on June 9, 1994.**

Exhibit 10-T         Ford Motor Company Deferred                         Filed as Exhibit 10.2 to the Registrant's
                     Compensation Plan, effective as of                  Quarterly Report on Form 10-Q for the
                     July 13, 1995.**                                    quarter ended June 30, 1995.*

Exhibit 10-T-1       Amendments to Deferred Compensation                 Filed as Exhibit 10-T-1 to the
                     Plan, effective as of July 13, 1995 and             Registrant's Annual Report on Form
                     October 1, 1995.**                                  10-K for the year ended December 31,
                                                                         1995.*

Exhibit 10-T-2       Amendments to Deferred Compensation                 Filed as Exhibit 10.2 to the Registrant's
                     Plan, effective as of October 1, 1996.**            Quarterly Report on Form 10-Q for the
                                                                         quarter ended September 30, 1996.*

Exhibit 10-U         Description of Amendments to Supplemental           Filed as Exhibit 10-U to the Registrant's
                     Executive Retirement Plan and Executive             Annual Report on Form 10-K for the
                     Separation Allowance Plan, adopted                  year ended December 31, 1995.*
                     January 25, 1996.**

Exhibit 10-U-2       Description of Amendment to Supplemental            Filed with this Report.
                     Executive Retirement Plan and Executive
                     Separation Allowance Plan, effective as of
                     July 1, 1996.**

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)
--------------------------------------------------------------------------



Designation                       Description                                     Method of Filing
-----------                       -----------                                     ----------------
Exhibit 11           Computation of Primary and Fully Diluted            Filed with this Report.
                     Earnings per Share.

Exhibit 12           Computation of Ratio of Earnings to                 Filed with this Report.
                     Combined Fixed Charges and Preferred
                     Stock Dividends.

Exhibit 21           List of Subsidiaries of the Registrant              Filed with this Report.
                     as of March 15, 1997.

Exhibit 23           Consent of Independent Certified Public             Filed with this Report.
                     Accountants.

Exhibit 24           Powers of Attorney.                                 Filed with this Report.

-----------
*     Incorporated by reference as an exhibit hereto
**    Management contract or compensatory plan or arrangement

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

(b)      Reports on Form 8-K

         During the quarter ended December 31, 1996, the Registrant filed the following Current Reports on Form 8-K:

1.       Current Report on Form 8-K dated September 30, 1996 (filed October 2,
         1996) concerning the new collective bargaining agreement with the UAW.

2. Current Report on Form 8-K dated October 10, 1996 concerning formation of the new Automotive Products Operations.

3. Current Report on Form 8-K dated October 16, 1996 regarding the consolidated results of operations and financial condition of the Registrant and its subsidiaries for the three and nine-month periods ended or at September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY


By:           John M. Devine*
         -----------------------
             (John M. Devine)
         Executive Vice President and
         Chief Financial Officer


Date:    March 18, 1997

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


         Signature                                         Title                                Date
         ---------                                         -----                                ----

       Alex Trotman*                            Director and
 ----------------------------                   Chairman of the Board
      (Alex Trotman)                            of Directors, President
                                                and Chief Executive Officer
                                                (principal executive officer)

       Michael D. Dingman*                      Director and
-----------------------------                   Chairman of the
      (Michael D. Dingman)                      Compensation and
                                                Option Committee

        Edsel B. Ford II*                       Director and Vice
-----------------------------                   President, Ford; and
        (Edsel B. Ford II)                      President and Chief                       March 18, 1997
                                                Operating Officer, Ford
                                                Motor Credit Company

       William Clay Ford*                       Director
-----------------------------
      (William Clay Ford)


     William Clay Ford, Jr.*                    Director and
-----------------------------                   Chairman of the
    (William Clay Ford, Jr.)                    Finance Committee


      Roberto C. Goizueta*                      Director
-----------------------------
      (Roberto C. Goizueta)




         Signature                                         Title                                Date
         ---------                                         -----                                ----
     Irvine O. Hockaday, Jr.*                   Director and
------------------------------                  Chairman of the
    (Irvine O. Hockaday, Jr.)                   Audit Committee

       Marie-Josee Kravis*
------------------------------                  Director
      (Marie-Josee Kravis)


------------------------------                  Director
          (Drew Lewis)


        Ellen R. Marram*
------------------------------                  Director
        (Ellen R. Marram)


       Homer A Neal*                            Director
------------------------------
      (Homer A. Neal)

       Carl E. Reichardt*                       Director                                  March 18, 1997
------------------------------
       (Carl E. Reichardt)


       John L. Thornton*                        Director
------------------------------
      (John L. Thornton)


     Clifton R. Wharton, Jr.*                   Director
------------------------------
     (Clifton R. Wharton, Jr.)


      John M. Devine*                           Executive Vice President and
------------------------------                  Chief Financial Officer
      (John M. Devine)                          (principal financial officer)

      William J. Cosgrove*
------------------------------                  Corporate Controller
     (William J. Cosgrove)                      (principal accounting officer)


*By: /s/ John M. Rintamaki
    -----------------------
     (John M. Rintamaki)
       Attorney-in-Fact



                                           Ford Motor Company and Subsidiaries

                                                             HIGHLIGHTS
                                                             ----------



                                                           Fourth Quarter                       Full Year
                                                     --------------------------         ---------------------------
                                                       1996              1995             1996               1995
                                                     --------          --------         --------           --------
                                                            (Unaudited)
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
 (Unaudited)
- United States                                        1,006               955             3,897              3,993
- Outside United States                                  747               635             2,756              2,613
                                                       -----             -----             -----              -----
   Total                                               1,753             1,590             6,653              6,606
                                                       =====             =====             =====              =====

Sales and revenues (in millions)
- Automotive                                         $31,505           $27,597          $118,023           $110,496
- Financial Services                                   7,328             6,950            28,968             26,641
                                                     -------           -------          --------           --------
   Total                                             $38,833           $34,547          $146,991           $137,137
                                                     =======           =======          ========           ========

Net income (in millions)*
- Automotive                                         $   390           $    16          $  1,655           $  2,056
- Financial Services                                     814               644             2,791              2,083
                                                     -------           -------          --------           --------
   Total                                             $ 1,204           $   660          $  4,446           $  4,139
                                                     =======           =======          ========           ========

Capital expenditures (in millions)
- Automotive                                         $ 2,413           $ 2,472          $  8,209           $  8,676
- Financial Services                                      93                98               442                321
                                                     -------           -------          --------           --------
   Total                                             $ 2,506           $ 2,570          $  8,651           $  8,997
                                                     =======           =======          ========           ========

Automotive capital expenditures
 as a percentage of sales                                7.7%              9.0%              7.0%               7.9%

Stockholders' equity at December 31
- Total (in millions)                                $26,762           $24,547          $ 26,762           $ 24,547
- After-tax return on Common and
   Class B stockholders' equity                         18.4%             10.9%             17.6%              18.2%

Automotive cash and marketable securities
 at December 31 (in millions)                        $15,414           $12,406          $ 15,414           $ 12,406

Automotive debt at December 31
 (in millions)                                       $ 8,156           $ 7,307          $  8,156           $  7,307

After-tax return on sales
- U.S. Automotive                                        3.2%              0.9%              2.7%               2.5%
- Total Automotive                                       1.3               0.1               1.4                1.9

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                           1,187             1,136             1,179              1,071
- Number outstanding at December 31                    1,188             1,159             1,188              1,159

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income/(loss) assuming full dilution
- Automotive                                         $  0.32           $ (0.06)         $   1.33           $   1.59
- Financial Services                                    0.67              0.54              2.31               1.74
                                                     -------           -------          --------           --------
   Total                                             $  0.99           $  0.48          $   3.64           $   3.33
                                                     =======           =======          ========           ========

Cash dividends                                       $ 0.385           $  0.35          $   1.47           $   1.23



- - - - -
*One-time factors included in net income
   (in millions):

  Automotive
  - Employee separation programs                     $  (336)          $  (129)         $   (436)          $   (146)
  - Autolatina dissolution                                 -               230                 -                230

  Financial Services
  - Sale of The Associates' common stock                   -                 -               650                  -
  - Sale of USL Capital's assets                           -                 -                95                  -
  - Net write-down for Budget Rent a Car
     Corporation                                         204                 -              (233)                 -
                                                     -------           -------          --------           --------
   Total                                             $  (132)          $   101          $     76           $     84
                                                     =======           =======          ========           ========


                                                 Ford Motor Company and Subsidiaries

                                                         VEHICLE UNIT SALES
                                                         ------------------

                                          For the Periods Ended December 31, 1996 and 1995
                                                           (in thousands)



                                                            Fourth Quarter                       Full Year
                                                     ---------------------------        ---------------------------
                                                        1996              1995            1996               1995
                                                     ----------        ---------        ---------         ---------
                                                             (Unaudited)                        (Unaudited)
NORTH AMERICA
United States
  Cars                                                    428               434           1,656              1,767
  Trucks                                                  578               521           2,241              2,226
                                                        -----             -----           -----              -----
   Total United States                                  1,006               955           3,897              3,993

Canada                                                     84                76             258                254
Mexico                                                     28                11              67                 32
                                                        -----             -----           -----              -----

   Total North America                                  1,118             1,042           4,222              4,279

EUROPE
Britain                                                   140               125             516                496
Germany                                                   106                84             436                409
France                                                     47                41             194                165
Italy                                                      51                54             180                193
Spain                                                      41                31             155                160
Other countries                                           103                74             339                286
                                                        -----             -----           -----              -----

   Total Europe                                           488               409           1,820              1,709

OTHER INTERNATIONAL
Brazil                                                     48                48             190                201
Australia                                                  31                32             138                139
Taiwan                                                     14                16              86                106
Argentina                                                  21                14              64                 48
Japan                                                      11                13              52                 57
Other countries                                            22                16              81                 67
                                                        -----             -----           -----              -----
   Total other international                              147               139             611                618
                                                        -----             -----           -----              -----

Total worldwide vehicle unit sales                      1,753             1,590           6,653              6,606
                                                        =====             =====           =====              =====



Vehicle unit sales are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.



                                                 Ford Motor Company and Subsidiaries

                                                  CONSOLIDATED STATEMENT OF INCOME
                                                  --------------------------------

                                        For the Years Ended December 31, 1996, 1995 and 1994
                                               (in millions, except amounts per share)

                                                                         1996             1995              1994
                                                                       --------         --------          --------
AUTOMOTIVE
Sales (Note 1)                                                         $118,023         $110,496          $107,137

Costs and expenses (Notes 1 and 15):
Costs of sales                                                          108,882          101,171            95,887
Selling, administrative and other expenses                                6,625            6,044             5,424
                                                                       --------         --------          --------
   Total costs and expenses                                             115,507          107,215           101,311

Operating income                                                          2,516            3,281             5,826

Interest income                                                             841              800               665
Interest expense                                                            695              622               721
                                                                       --------         --------          --------
   Net interest income/(expense)                                            146              178               (56)
Equity in net (loss)/income of affiliated companies (Note 1)                 (6)            (154)              271
Net expense from transactions with Financial Services (Note 1)              (85)            (139)              (44)
                                                                       --------         --------          --------

Income before income taxes - Automotive                                   2,571            3,166             5,997

FINANCIAL SERVICES
Revenues (Note 1)                                                        28,968           26,641            21,302

Costs and expenses (Note 1):
Interest expense                                                          9,704            9,424             7,023
Depreciation                                                              6,875            6,500             4,910
Operating and other expenses                                              6,217            5,499             4,607
Provision for credit and insurance losses                                 2,564            1,818             1,539
Asset write-downs and dispositions (Note 15)                                121                -               475
                                                                       --------         --------          --------
   Total costs and expenses                                              25,481           23,241            18,554
Net revenue from transactions with Automotive (Note 1)                       85              139                44
Ga in on sale of The Associates' common stock (Note 15)                     650                -                 -
                                                                       --------         --------          --------

Income before income taxes - Financial Services                           4,222            3,539             2,792
                                                                       --------         --------          --------

TOTAL COMPANY
Income before income taxes                                                6,793            6,705             8,789

Provision for income taxes (Note 6)                                       2,166            2,379             3,329
                                 -                                     --------         --------          --------

Income before minority interests                                          4,627            4,326             5,460

Minority interests in net income of subsidiaries                            181              187               152
                                                                       --------         --------          --------

Net income                                                             $  4,446         $  4,139          $  5,308
                                                                       ========         ========          ========

Income attributable to Common and Class B Stock
 after preferred stock dividends (Note 1)                              $  4,381         $  3,839          $  5,021

Average number of shares of Common and Class B Stock outstanding          1,179            1,071             1,010

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 1)
Income                                                                 $   3.72         $   3.58          $   4.97

Income assuming full dilution                                          $   3.64         $   3.33          $   4.44

Cash dividends                                                         $   1.47         $   1.23          $   0.91

The accompanying notes are part of the financial statements.


                                                 Ford Motor Company and Subsidiaries

                                                     CONSOLIDATED BALANCE SHEET
                                                     --------------------------
                                                            (in millions)
                                                                                     December 31,          December 31,
                                                                                         1996                  1995
                                                                                    -------------         -------------
ASSETS
Automotive:
Cash and cash equivalents                                                             $  3,578              $  5,750
Marketable securities (Note 2)                                                          11,836                 6,656
                                                                                      --------              --------
   Total cash and marketable securities                                                 15,414                12,406

Receivables                                                                              3,635                 3,321
Inventories (Note 4)                                                                     6,656                 7,162
Deferred income taxes                                                                    3,296                 2,709
Other current assets (Note 1)                                                            3,193                 1,483
Net current receivable from Financial Services (Note 1)                                      0                   200
                                                                                      --------              --------
   Total current assets                                                                 32,194                27,281

Equity in net assets of affiliated companies (Note 1)                                    2,483                 2,248
Net property (Note 5)                                                                   33,527                31,273
Deferred income taxes                                                                    4,429                 4,802
Other assets (Notes 1 and 8)                                                             7,025                 7,168
                                                                                      --------              --------
   Total Automotive assets                                                              79,658                72,772

Financial Services:
Cash and cash equivalents                                                                3,689                 2,690
Investments in securities (Note 2)                                                       2,307                 4,553
Net receivables and lease investments (Note 3)                                         161,906               149,694
Other assets (Note 1)                                                                   14,834                13,574
Net receivable from Automotive (Note 1)                                                    473                     0
                                                                                      --------              --------
   Total Financial Services assets                                                     183,209               170,511
                                                                                      --------              --------

   Total assets                                                                       $262,867              $243,283
                                                                                      ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive:
Trade payables                                                                        $ 11,735              $ 11,260
Other payables                                                                           2,206                 1,976
Accrued liabilities (Note 7)                                                            16,587                13,392
Income taxes payable                                                                       508                   316
Debt payable within one year (Note 9)                                                    1,661                 1,832
Net current payable to Financial Services (Note 1)                                         473                     0
                                                                                      --------              --------
   Total current liabilities                                                            33,170                28,776

Long-term debt (Note 9)                                                                  6,495                 5,475
Other liabilities (Note 7)                                                              26,793                25,677
Deferred income taxes                                                                    1,225                 1,186
                                                                                      --------              --------
   Total Automotive liabilities                                                         67,683                61,114

Financial Services:
Payables                                                                                 4,695                 5,476
Debt (Note 9)                                                                          150,205               141,317
Deferred income taxes                                                                    4,338                 3,831
Other liabilities and deferred income                                                    8,504                 6,116
Net payable to Automotive (Note 1)                                                           0                   200
                                                                                      --------              --------
   Total Financial Services liabilities                                                167,742               156,940

Company-obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures
 of the Company (Note 1)                                                                   680                   682

Stockholders' equity:
Capital stock (Notes 10 and 11)
 Preferred Stock, par value $1.00 per share (aggregate
  liquidation preference of $694 million and $1,042 million)                                 *                     *
 Common Stock, par value $1.00 per share
  (1,118 million and 1,089 million shares issued)                                        1,118                 1,089
 Class B Stock, par value $1.00 per share (71 million shares issued)                        71                    71
Capital in excess of par value of stock                                                  5,268                 5,105
Foreign currency translation adjustments and other (Note 1)                                (29)                  594
Earnings retained for use in business                                                   20,334                17,688
                                                                                      --------              --------
   Total stockholders' equity                                                           26,762                24,547
                                                                                      --------              --------

   Total liabilities and stockholders' equity                                         $262,867              $243,283
                                                                                      ========              ========
- - - - -
*Less than $500,000
The accompanying notes are part of the financial statements.


                                                 Ford Motor Company and Subsidiaries

                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                ------------------------------------

                                        For the Years Ended December 31, 1996, 1995 and 1994
                                                            (in millions)


                                                      1996                       1995                      1994
                                             -----------------------    ----------------------    ----------------------
                                                           Financial                 Financial                 Financial
                                             Automotive    Services     Automotive   Services     Automotive   Services
                                             ----------    ---------    ----------   ---------    ----------   ---------

Cash and cash equivalents at January 1       $ 5,750       $   2,690    $ 4,481      $  1,739     $ 5,667      $  2,555

Cash flows from operating activities
 (Note 16)                                     6,576          12,681      8,849        12,322       7,542         9,087

Cash flows from investing activities
 Capital expenditures                         (8,209)           (442)    (8,676)         (321)     (8,310)         (236)
 Purchase of leased assets                      (195)              -          0             -           0             -
 Acquisitions of other companies                   0            (166)         0             0           0          (485)
 Acquisitions of receivables and lease
  investments                                      -        (109,087)         -       (99,967)          -       (90,824)
 Collections of receivables and
  lease investments                                -          82,398          -        71,149           -        61,111
 Net acquisitions of daily rental vehicles         -          (1,759)         -        (1,459)          -          (924)
 Net proceeds from USL Capital asset
  sales (Note 15)                                  -           1,157          -             -           -             -
 Purchases of securities (Note 16)                (6)         (8,020)       (51)       (6,274)       (412)      (10,688)
 Sales and maturities of securities (Note 16)      7           9,863        325         5,052         511         9,649
 Proceeds from sales of receivables and
  lease investments                                -           2,867          -         4,360           -         3,622
 Net investing activity with Financial
  Services                                       416               -        (19)            -         355             -
 Other                                          (586)            (45)       558          (184)       (331)          196
                                             -------       ---------    -------      --------     -------      --------
   Net cash used in investing activities      (8,573)        (23,234)    (7,863)      (27,644)     (8,187)      (28,579)

Cash flows from financing activities
 Cash dividends                               (1,800)              -     (1,559)            -      (1,205)            -
 Issuance of Common Stock                        192               -        601             -         715             -
 Issuance of Common Stock of a
  subsidiary (Note 15)                             -           1,897          -             -           -              -
 Changes in short-term debt                      151           3,474        413         5,884        (795)       10,314
 Proceeds from other debt                      1,688          22,342        300        23,854         158        21,885
 Principal payments on other debt             (1,031)        (14,428)      (177)      (11,489)        (75)      (14,088)
 Net financing activity with Automotive            -            (416)         -            19           -          (355)
 Receipts from annuity contracts                   -               -          -           283           -         1,124
 Net (redemption)/issuance of subsidiary
  company preferred stock (Note 1)                 -               -          -        (1,875)          -           417
 Other                                            37            (528)       121           102          31          (554)
                                             -------       ---------    -------      --------     -------      --------
   Net cash (used in)/provided by financing
    activities                                  (763)         12,341       (301)       16,778      (1,171)       18,743

Effect of exchange rate changes on cash          (85)           (116)       107           (28)        397           166
Net transactions with Automotive/
 Financial Services                              673            (673)       477          (477)        233          (233)
                                             -------       ---------    -------      --------     -------      --------

   Net (decrease)/increase in cash and
    cash equivalents                          (2,172)            999      1,269           951      (1,186)         (816)
                                             -------       ---------    -------      --------     -------      --------

Cash and cash equivalents at December 31     $ 3,578       $   3,689    $ 5,750      $  2,690     $ 4,481      $  1,739
                                             =======       =========    =======      ========     =======      ========


The accompanying notes are part of the financial statements.


                                                 Ford Motor Company and Subsidiaries

                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           ----------------------------------------------

                                        For the Years Ended December 31, 1996, 1995 and 1994
                                                            (in millions)

                                                                     1996              1995              1994
                                                                   -------           -------           --------
CAPITAL STOCK (Note 10)
Common Stock:
Balance at beginning of year                                       $ 1,089           $   952           $   464
Issued for Series A Preferred Stock conversion,
 employee benefit plans and other                                       29               137                19
Stock split in form of a 100% stock dividend                             -                 -               469
                                                                   -------           -------           -------
  Balance at end of year                                             1,118             1,089               952

Class B Stock:
Balance at beginning of year                                            71                71                35
Stock split in form of a 100% stock dividend                             -                 -                36
                                                                   -------           -------           -------
  Balance at end of year                                                71                71                71

Series A Preferred Stock                                                 *                 *                 *

Series B Preferred Stock (Note 1)                                        *                 *                 *

CAPITAL IN EXCESS OF PAR VALUE OF STOCK
Balance at beginning of year                                         5,105             5,273             5,082
Exchange of Series B Preferred Stock (Notes 1 and 10)                    -              (632)                -
Issued for Series A Preferred Stock conversion,
 employee benefit plans and other                                      163               464               696
Stock split in form of a 100% stock dividend                             -                 -              (505)
                                                                   -------           -------           -------
  Balance at end of year                                             5,268             5,105             5,273

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS
 AND OTHER (Note 1)
Balance at beginning of year                                           594               189            (1,078)
Translation adjustments during year                                   (408)              250               800
Minimum pension liability adjustment                                  (159)             (108)              400
Other                                                                  (56)              263                67
                                                                   -------           -------           -------
  Balance at end of year                                               (29)              594               189

EARNINGS RETAINED FOR USE IN THE BUSINESS
Balance at beginning of year                                        17,688            15,174            11,071
Net income                                                           4,446             4,139             5,308
Cash dividends                                                      (1,800)           (1,559)           (1,205)
Fair value adjustment from exchange
 of Series B Preferred Stock (Note 1)                                    -               (66)                -
                                                                   -------           -------           -------
  Balance at end of year                                            20,334            17,688            15,174
                                                                   -------           -------           -------

Total stockholders' equity                                         $26,762           $24,547           $21,659
                                                                   =======           =======           =======

                                                                                              Series A         Series B
                                                            Common          Class B           Preferred        Preferred
SHARES OF CAPITAL STOCK                                     Stock            Stock              Stock            Stock
                                                            ------          -------           ---------        ---------
Issued at December 31, 1993                                   464              35               0.046            0.023

Additions
  1994 - Stock split in form of a 100% stock dividend         469              36                   -                -
       - Employee benefit plans and other                      19               -                   -                -
  1995 - Conversion of Series A Preferred Stock               115               -              (0.035)               -
       - Employee benefit plans and other                      22               -                   -                -
       - Exchange of Series B Preferred Stock (Note 10)         -               -                   -           (0.013)
  1996 - Conversion of Series A Preferred Stock                23               -              (0.007)               -
       - Employee benefit plans and other                       6               -                   -                -
                                                            -----             ---               -----
    Net additions                                             654              36              (0.042)          (0.013)
                                                            -----             ---               -----            -----
Issued at December 31, 1996                                 1,118              71               0.004            0.010
                                                            =====             ===               =====            =====


Authorized at December 31, 1996                             3,000             265                 -- In total: 30 --
- - - - -
*The balances at the beginning and end of each period were less than $500,000

The accompanying notes are part of the financial statements.


                       Ford Motor Company and Subsidiaries

                          Notes to Financial Statements


NOTE 1.  Accounting Policies
----------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include all significant majority-owned subsidiaries and reflect the operating results, assets, liabilities and cash flows for two business segments: Automotive and Financial Services. The assets and liabilities of the Automotive segment are classified as current or noncurrent, and those of the Financial Services segment are unclassified. Affiliates that are 20% to 50% owned, principally Mazda Motor Corporation and AutoAlliance International Inc., and subsidiaries where control is expected to be temporary, principally investments in certain dealerships, are accounted for on an equity basis. For purposes of Notes to Financial Statements, "Ford" or "the company" means Ford Motor Company and its majority-owned consolidated subsidiaries unless the context requires otherwise. Certain amounts for prior periods have been reclassified to conform with 1996 presentations. Automotive revenues and costs for 1996 include new entities in Brazil and Argentina resulting from the dissolution of Autolatina; amounts for 1995 and 1994 exclude these entities (Note 15).

Use of estimates and assumptions as determined by management is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions.

Nature of Operations
--------------------

The company operates in two principal business segments. The Automotive segment consists of the design, manufacture, assembly and sale of cars, trucks and related parts and accessories. The Financial Services segment consists primarily of financing operations, vehicle and equipment leasing and rental operations, and insurance operations.

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

Beginning December 1, 1995, sales through dealers to certain daily rental companies where the daily rental company has an option to require Ford to repurchase vehicles, subject to certain conditions, are recognized over the period of daily rental service in a manner similar to lease accounting. This change in accounting principle was made in accordance with the Emerging Issues Task Force consensus on Issue 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Residual Value." Ford elected to recognize this change in accounting principle on a prospective basis; the effect on the company's consolidated results of operations was not material. Previously, the company recognized revenue for these vehicles when shipped. The carrying value of these vehicles, included in other current assets, was $1,803 million at December 31, 1996.

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

Other Costs
-----------

Advertising and sales promotion costs are expensed as incurred. Advertising costs were $2,155 million in 1996, $2,024 million in 1995 and $1,823 million in 1994.

Estimated costs related to product warranty are accrued at the time of sale.

Research and development costs are expensed as incurred and were $6,821 million in 1996, $6,624 million in 1995 and $5,811 million in 1994. The increase from 1995 to 1996 was more than explained by the inclusion of research and development expense for new entities in Brazil and Argentina and support for new markets.

Income Per Share of Common and Class B Stock
--------------------------------------------

Income per share of Common and Class B Stock is calculated by dividing the income attributable to Common and Class B Stock by the average number of shares of Common and Class B Stock outstanding during the applicable period.

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

Income attributable to Common and Class B Stock was as follows (in millions):

                                                      1996            1995           1994
                                                     ------          ------         ------
                  Net income                         $4,446          $4,139         $5,308
                  Less:
                  Preferred stock dividend
                   requirements                          65             234            287
                  Fair value adjustment from
                   exchange of Series B
                   Preferred Stock*                       -              66              -
                                                     ------          ------         ------
                     Income attributable to
                      Common and Class B Stock       $4,381          $3,839         $5,021
                                                     ======          ======         ======

                  - - - - -
                  * Represents a one-time reduction of $0.06 per share of Common and Class B Stock to reflect the excess of the fair value of company-obligated mandatorily redeemable preferred securities of a subsidiary trust at date of issuance over the carrying amount of exchanged Series B Preferred Stock

----------------------------

Derivative Financial Instruments
--------------------------------

Ford has operations in over 30 countries and sells vehicles in over 200 markets, and is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices. These financial exposures are monitored and managed by the company as an integral part of the company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the company's results. The company uses derivative financial instruments to manage the exposures to fluctuations in exchange rates, interest rates and commodity prices. All derivative financial instruments are classified as "held for purposes other than trading"; company policy specifically prohibits the use of leveraged derivatives or use of any derivatives for speculative purposes.

Ford's primary foreign currency exposures, in terms of net corporate exposure, are in the German Mark, Japanese Yen, British Pound Sterling, Brazilian Real and Spanish Peseta. Agreements to manage foreign currency exposures include forward contracts, swaps and options. The company uses these derivative instruments to hedge assets and liabilities denominated in foreign currencies, firm commitments and certain investments in foreign subsidiaries. Gains and losses on hedges of firm commitments are deferred and recognized with the related transactions. In the case of hedges of net investments in foreign subsidiaries, gains and losses are recognized as an adjustment to the foreign currency translation component of stockholders' equity. All other gains and losses are recognized in cost of sales for Automotive and interest expense for Financial Services. These instruments usually mature in two years or less for Automotive exposures and longer for Financial Services exposures, consistent with the underlying transactions. The effect of changes in exchange rates may not be fully offset by gains or losses on currency derivatives, depending on the extent to which the exposures are hedged.

Interest rate swap agreements are used to manage the effects of interest rate fluctuations by changing the interest rate characteristics of debt to match the interest rate characteristics of corresponding assets. These instruments mature primarily through 2001, consistent with the underlying debt. The differential paid or received on interest rate swaps is recognized on an accrual basis as an adjustment to interest expense. Gains and losses on terminated interest rate swaps are amortized and reflected in interest expense over the remaining term of the underlying debt.

Ford has a commodity hedging program that uses primarily forward contracts and options to manage the effects of changes in commodity prices on Automotive results. The financial instruments used in this program mature in two years or less, consistent with the related purchase commitments. Gains and losses are recognized in cost of sales during the settlement period of the related transactions.

----------------------------

Foreign Currency Translation
----------------------------

Revenues, costs and expenses of foreign subsidiaries are translated to U.S. dollars at average-period exchange rates. The effect of changes in exchange rates on revenues and costs was generally unfavorable in 1996, 1995 and 1994.

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

The effect of changes in exchange rates on assets and liabilities, as described above, decreased net income by $156 million in 1996, and increased net income by $13 million in 1995 and $376 million in 1994. These amounts included a pre-tax net transaction and translation loss of $300 million in 1996, and gains of $37 million in 1995 and $574 million in 1994.

Impairment of Long-Lived Assets and Certain Identifiable Intangibles
--------------------------------------------------------------------

The company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," as of January 1, 1996. The effect of adopting this standard was not material.

The company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare operating income before amortization of goodwill to the amortization recorded for the operations to which the goodwill relates. The company also evaluates the carrying value of long-lived assets and long-lived assets to be disposed of for potential impairment on an ongoing basis. The company considers projected future operating results, trends and other circumstances in making such estimates and evaluations.

Goodwill
--------

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is amortized using the straight-line method principally over 40 years. Total goodwill included in Automotive and Financial Services other assets at December 31, 1996 was $2.3 billion and $2.9 billion, respectively.

----------------------------

Company-Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust
-----------------------------------------------------------------------------

During 1995, Ford Motor Company Capital Trust I (the "Trust") issued $632 million of its 9% Trust Originated Preferred Securities (the "Preferred Securities") in a one-for-one exchange for 25,273,537 shares of the company's outstanding Series B Depositary Shares ("Depositary Shares"). Concurrent with the exchange and the related purchase by Ford of the Trust's common securities (the "Common Securities"), the company issued to the Trust $651 million aggregate principal amount of its 9% Junior Subordinated Debentures due December 2025 (the "Debentures"). The sole assets of the Trust are and will be the Debentures. The Debentures are redeemable, in whole or in part, at the company's option on or after December 1, 2002, at a redemption price of $25 per Debenture plus accrued and unpaid interest. If the company redeems the Debentures, or upon maturity of the Debentures, the Trust is required to redeem the Preferred Securities and Common Securities at $25 per share plus accrued and unpaid distributions.

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

The fair value of most securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Expected maturities of debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

----------------------------------------

Automotive
----------

Investments in securities at December 31 were as follows (in millions):

                                                         Gross         Gross                    Memo:
                                          Amortized    Unrealized    Unrealized     Fair        Book
                                            Cost         Gains         Losses       Value       Value
                                          ---------    ----------    ----------    -------     -------
         1996
         ----
         Trading securities                $11,812        $25            $1        $11,836     $11,836

         1995
         ----
         Trading securities                $ 6,646        $12            $2        $ 6,656     $ 6,656

Included in stockholders' equity at December 31, 1996 and 1995 was $96 million and $146 million, respectively, which represented the company's equity interest in the unrealized gains on securities owned by certain unconsolidated affiliates.

Financial Services
------------------

Investments in securities at December 31, 1996 were as follows (in millions):

                                                                         Gross        Gross                Memo:
                                                           Amortized   Unrealized   Unrealized    Fair     Book
                                                             Cost        Gains        Losses      Value    Value
                                                           ---------   ----------   ----------   ------   -------

Trading securities                                           $  410       $  3          $ 1      $  412   $  412

Available-for-sale securities
Debt securities issued by the U.S.
 government and agencies                                        429          6            2         433      433
Municipal securities                                             14          -            -          14       14
Debt securities issued by foreign governments                    42          1            -          43       43
Corporate securities                                            505          3            5         503      503
Mortgage-backed securities                                      682          3            5         680      680
Other debt securities                                             2          -            -           2        2
Equity securities                                               107         89            3         193      193
                                                             ------       ----          ---      ------   ------
  Total available-for-sale securities                         1,781        102           15       1,868    1,868

Held-to-maturity securities
Debt securities issued by the U.S.
 government and agencies                                          9          -            -           9        9
Corporate securities                                             13          -            -          13       13
                                                             ------       ----          ---      ------   ------
  Total held-to-maturity securities                              22          -            -          22       22

  Total investments in securities with
   readily determinable fair value                            2,213       $105          $16      $2,302    2,302
                                                                          ====          ===      ======

Equity securities not practicable to fair value                   5                                            5
                                                             ------                                       ------

    Total investments in securities                          $2,218                                       $2,307
                                                             ======                                       ======

----------------------------------------

Financial Services (continued)
------------------

Investments in securities at December 31, 1995 were as follows (in millions):

                                                                         Gross        Gross                Memo:
                                                           Amortized   Unrealized   Unrealized    Fair     Book
                                                             Cost        Gains        Losses      Value    Value
                                                           ---------   ----------   ----------   ------   ------
Trading securities                                           $  477       $  1          $ 2      $  476   $  476

Available-for-sale securities
-----------------------------
Debt securities issued by the U.S.
 government and agencies                                        574         20            0         594      594
Municipal securities                                            102          3            2         103      103
Debt securities issued by foreign governments                    38          1            0          39       39
Corporate securities                                            579         12            9         582      582
Mortgage-backed securities                                      336          4            1         339      339
Other debt securities                                            13          0            0          13       13
Equity securities                                               300         58            0         358      358
                                                             ------       ----          ---      ------   ------
  Total available-for-sale securities                         1,942         98           12       2,028    2,028

Held-to-maturity securities
---------------------------
Debt securities issued by the U.S.
 government and agencies                                          8          1            0           9        8
Municipal securities                                          1,132         60            7       1,185    1,132
Corporate securities                                            585         15            2         598      585
                                                             ------       ----          ---      ------   ------
  Total held-to-maturity securities                           1,725         76            9       1,792    1,725

  Total investments in securities with
   readily determinable fair value                            4,144       $175          $23      $4,296    4,229
                                                                          ====          ===      ======

Equity securities not practicable to fair value                 324                                          324
                                                             ------                                       -------

    Total investments in securities                          $4,468                                       $4,553
                                                             ======                                       ======

     The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31 by contractual maturity, were as follows (in millions):

                                                              Available-for-sale            Held-to-maturity
                                                            -----------------------     -------------------------
                                                            Amortized                   Amortized
                                                               Cost      Fair Value        Cost        Fair Value
         1996                                               ---------    ----------     ----------     ----------
         ----
         Due in one year or less                            $   70       $   70            $ 5            $ 5
         Due after one year through five years                 503          508             14             14
         Due after five years through ten years                355          353              1              1
         Due after ten years                                    64           64              2              2
         Mortgage-backed securities                            682          680              -              -
         Equity securities                                     107          193              -              -
                                                            ------       ------            ---            ---
           Total                                            $1,781       $1,868            $22            $22
                                                            ======       ======            ===            ===

        1995
        ----
         Due in one year or less                            $  173       $  173         $   50         $   47
         Due after one year through five years                 522          534            281            285
         Due after five years through ten years                433          438          1,317          1,381
         Due after ten years                                   178          186             77             79
         Mortgage-backed securities                            336          339              -              -
         Equity securities                                     300          358              -              -
                                                            ------       ------         ------         ------
           Total                                            $1,942       $2,028         $1,725         $1,792
                                                            ======       ======         ======         ======

Proceeds from sales of available-for-sale securities were $8.4 billion in 1996, $2.4 billion in 1995 and $9.1 billion in 1994. In 1996, gross gains of $43 million and gross losses of $21 million were realized on those sales; gross gains of $39 million and gross losses of $18 million were realized in 1995, and gross gains of $24 million and gross losses of $56 million were realized in 1994. Stockholders' equity included, net of tax, net unrealized gains of $54 million and $56 million at December 31, 1996 and 1995, respectively.

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

Net finance receivables at December 31 were as follows (in millions):

                                                                     1996             1995
                                                                   --------         --------
                  Retail                                           $ 61,197         $ 55,742
                  Wholesale                                          25,066           23,911
                  Diversified                                           473            2,617
                  Real estate, mainly residential                    18,940           16,900
                  Other finance receivables                          16,624           13,470
                                                                   --------         --------
                    Total finance receivables                       122,300          112,640
                  Allowance for credit losses                        (2,364)          (1,947)
                  Other                                                  76               52
                                                                   --------         --------
                    Net finance and other receivables              $120,012         $110,745
                                                                   ========         ========

                  Net finance receivables subject to
                   fair value*                                     $119,708         $108,595
                  Fair value                                       $120,980         $110,648

                  - - - - -
                  *Excludes certain diversified and other receivables of $304 million and $2,150 million at December 31, 1996 and 1995,
                   respectively

     Included in finance receivables at December 31, 1996 and 1995 were a total of $1.2 billion and $1.3 billion, respectively, owed by three customers with the largest receivable balances. Other finance receivables consisted primarily of commercial and consumer loans, collateralized loans, credit card receivables, general corporate obligations and accrued interest. Also included in other finance receivables at December 31, 1996 and 1995 were $4 billion and $3.5 billion, respectively, of accounts receivable purchased by certain Financial Services operations from Automotive operations.

     Contractual maturities of total finance receivables are as follows (in millions): 1997 - $55,123; 1998 - $20,648; 1999 - $14,294; thereafter - $32,235.
Experience indicates that a substantial portion of the portfolio generally is repaid before the contractual maturity dates.

     The fair value of most receivables was estimated by discounting future cash flows using an estimated discount rate that reflected the credit, interest rate and prepayment risks associated with similar types of instruments. For receivables with short maturities, the book value approximated fair value.

Sales of finance receivables increased net income by $56 million in 1996, $69 million in 1995 and $15 million in 1994.

     Investments in direct financing leases at December 31 were as follows (in millions):

                                                                     1996             1995
                                                                    ------          -------
                  Minimum lease rentals, net
                   of unearned income                               $6,816          $ 7,287
                  Estimated residual values                          2,938            3,700
                  Allowance for credit losses                         (114)            (155)
                                                                    ------          -------
                    Net investments in direct financing leases      $9,640          $10,832
                                                                    ======          =======

     Minimum direct financing lease rentals (including executory costs of $26 million) are contractually due as follows (in millions): 1997 - $4,145; 1998 - $2,761; 1999 - $1,671; 2000 - $806; 2001 - $287; thereafter - $110.

-----------------------------------------

Investments in operating leases at December 31 were as follows (in millions):

                                                                     1996             1995
                                                                   -------          -------
                  Vehicles and other equipment, at cost            $38,722          $34,855
                  Lease origination costs                               57               50
                  Accumulated depreciation                          (6,204)          (6,499)
                  Allowance for credit losses                         (321)            (289)
                                                                   -------          -------
                    Net investments in operating leases            $32,254          $28,117
                                                                   =======          =======

     Minimum rentals on operating leases are contractually due as follows (in millions): 1997 - $11,365; 1998 - $10,535; 1999 - $1,185; 2000 - $247; 2001 -
$50; thereafter - $300.

     Depreciation expense for assets subject to operating leases is provided primarily on the straight-line method over the term of the lease in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Gains and losses upon disposal of the asset also are included in depreciation expense. Depreciation expense was as follows (in millions): 1996 - $5,867; 1995 - $5,508; 1994 - $4,231.

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


Changes in the allowances for credit losses were as follows (in millions):

                                                       1996            1995          1994
                                                     -------         -------        ------
                         Beginning balance           $ 2,391         $ 2,217        $2,352
                         Additions                     2,092           1,327           988
                         Net losses                   (1,720)         (1,120)         (826)
                         Other changes                    36             (33)         (297)
                                                     -------         -------        ------
                           Ending balance            $ 2,799         $ 2,391        $2,217
                                                     =======         =======        ======

     Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in June 1996, effective for transfers and servicing of financial assets and extinguishments of liabilities after December 31, 1996. The company will adopt this standard on January 1, 1997. The effect of adopting SFAS 125 is not expected to be material.

     The company adopted Statement of Financial Accounting Standards No. 114 ("SFAS 114"), "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," as of
January 1, 1995. The effect of adopting these standards, which require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, was not material.

NOTE 4.  Inventories - Automotive
---------------------------------

Inventories at December 31 were as follows (in millions):

                                                                            1996           1995
                                                                           ------         ------
                  Raw materials, work in process and supplies              $3,374         $3,717
                  Finished products                                         3,282          3,445
                                                                           ------         ------
                    Total inventories                                      $6,656         $7,162
                                                                           ======         ======

                  U.S. inventories                                         $2,280         $2,662

Inventories are stated at the lower of cost or market. The cost of most
U.S. inventories is determined by the last-in, first-out ("LIFO") method. The cost of the remaining inventories is determined primarily by the first-in, first-out ("FIFO") method.

If the FIFO method had been used instead of the LIFO method, inventories would have been higher by $1,445 million and $1,406 million at December 31, 1996 and 1995, respectively.


NOTE 5.  Net Property, Depreciation and Amortization - Automotive
-----------------------------------------------------------------

Net property at December 31 was as follows (in millions):

                                                                    1996            1995
                                                                  --------        --------
                  Land                                            $    415        $    381
                  Buildings and land improvements                    8,679           7,539
                  Machinery, equipment and other                    40,702          38,954
                  Construction in progress                           1,902           1,609
                                                                  --------        --------
                    Total land, plant and equipment                 51,698          48,483
                  Accumulated depreciation                         (26,176)        (25,313)
                                                                  --------        --------
                    Net land, plant and equipment                   25,522          23,170
                  Unamortized special tools                          8,005           8,103
                                                                  --------        --------
                    Net property                                  $ 33,527        $ 31,273
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

Depreciation and amortization expenses were as follows (in millions):

                                                        1996          1995         1994
                                                       ------        ------       ------
                  Depreciation                         $2,644        $2,454       $2,297
                  Amortization                          3,272         2,765        2,129
                                                       ------        ------       ------
                    Total                              $5,916        $5,219       $4,426
                                                       ======        ======       ======

When property and equipment are retired, the general policy is to charge the cost of those assets, reduced by net salvage proceeds, to accumulated depreciation. Maintenance, repairs and rearrangement costs are expensed as incurred and were $2,325 million in 1996, $2,206 million in 1995 and $2,065 million in 1994. Expenditures that increase the value or productive capacity of assets are capitalized. Preproduction costs related to new facilities are expensed as incurred.

NOTE 6.  Income Taxes
---------------------

Income before income taxes for U.S. and foreign operations, excluding equity in net (loss)/income of affiliated companies, was as follows (in millions):

                                                                   1996          1995         1994
                                                                  ------        ------       ------
                  U.S.                                            $6,283        $5,521       $6,944
                  Foreign                                            516         1,338        1,574
                                                                  ------        ------       ------
                    Total income before income taxes              $6,799        $6,859       $8,518
                                                                  ======        ======       ======

The provision for income taxes was estimated as follows (in millions):

                                                                   1996          1995         1994
                                                                  ------        -----        -----
                  Currently payable
                    U.S. federal                                  $  655        $  971       $1,640
                    Foreign                                          756           578          690
                    State and local                                  151            17          165
                                                                  ------        ------       ------
                      Total currently payable                      1,562         1,566        2,495
                  Deferred tax liability/(benefit)
                    U.S. federal                                     642           731          827
                    Foreign                                         (117)          (10)         (71)
                    State and local                                   79            92           78
                                                                  ------        ------       ------
                      Total deferred                                 604           813          834
                                                                  ------        ------       ------
                  Total provision                                 $2,166        $2,379       $3,329
                                                                  ======        ======       ======


The provision includes estimated taxes payable on that portion of retained earnings of subsidiaries expected to be received by the company. No provision was made with respect to $1.9 billion of retained earnings at December 31, 1996 that have been invested by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings.

A reconciliation of the provision for income taxes compared with the amounts at the U.S. statutory tax rate is shown below (in millions):

                                                                   1996          1995         1994
                                                                  ------        ------       ------
           Tax provision at U.S. statutory rate of 35%            $2,380        $2,400       $2,981

           Effect of:
              Tax on foreign income                                  162           187          126
              State and local income taxes                           150            71          158
              The Associates IPO                                    (228)            -            -
              Other income not subject to tax or
               subject to tax at reduced rates                       (33)          (47)         (62)
              Other                                                 (265)         (232)         126
                                                                  ------        ------       ------
                Provision for income taxes                        $2,166        $2,379       $3,329
                                                                  ======        ======       ======

           Effective tax rate                                       31.9%         34.7%        39.1%


---------------------

Deferred income taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations and net operating losses of subsidiaries. The components of deferred income tax assets and liabilities at December 31 were as follows (in millions):

                                                                             1996                1995
                                                                           -------             -------
                Deferred tax assets
                -------------------
                Employee benefit plans                                     $ 6,989             $ 6,672
                Dealer and customer allowances and claims                    4,073               3,750
                Net operating loss carryforwards                             1,493                 844
                Allowance for credit losses                                  1,162                 921
                Alternative minimum tax                                        153                 440
                All other                                                    1,155               1,711
                Valuation allowances                                          (396)               (158)
                                                                           -------             -------
                   Total deferred tax assets                                14,629              14,180

                Deferred tax liabilities
                ------------------------
                Leasing transactions                                         5,488               4,933
                Depreciation and amortization
                 (excluding leasing transactions)                            3,865               3,626
                Employee benefit plans                                       1,275               1,486
                All other                                                    2,118               1,920
                                                                           -------             -------
                   Total deferred tax liabilities                           12,746              11,965
                                                                           -------             -------

                      Net deferred tax assets                              $ 1,883             $ 2,215
                                                                           =======             =======

Foreign net operating loss carryforwards for tax purposes were $4.3 billion at December 31, 1996. A substantial portion of these losses has an indefinite carryforward period; the remaining losses have expiration dates beginning in 1997. For financial statement purposes, the tax benefit of operating losses is recognized as a deferred tax asset, subject to appropriate valuation allowances. The company evaluates the tax benefits of operating loss carryforwards on an ongoing basis. Such evaluations include a review of historical and consideration of projected future operating results, the eligible carryforward period and other circumstances.

NOTE 7.  Liabilities - Automotive
---------------------------------

Current Liabilities
-------------------

Included in accrued liabilities at December 31 were the following (in millions):

                                                                             1996                1995
                                                                           -------             -------
                Dealer and customer allowances and claims                  $ 8,738             $ 7,824
                Employee benefit plans                                       2,185               2,225
                Deferred revenue                                             2,078                 228
                Salaries, wages and employer taxes                             983                 843
                Postretirement benefits other than pensions                    761                 782
                Other                                                        1,842               1,490
                                                                           -------             -------
                    Total accrued liabilities                              $16,587             $13,392
                                                                           =======             =======

Noncurrent Liabilities
----------------------

Included in other liabilities at December 31 were the following (in millions):

                                                                             1996                1995
                                                                           -------             -------
                Postretirement benefits other than pensions                $15,189             $14,533
                Dealer and customer allowances and claims                    5,919               5,514
                Employee benefit plans                                       2,982               2,657
                Unfunded pension obligation                                  1,126                 631
                Minority interests in net assets of subsidiaries                93                 121
                Other                                                        1,484               2,221
                                                                           -------             -------
                    Total other liabilities                                $26,793             $25,677
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

The company's pension expense, including Financial Services, was as follows (in millions):

                                          1996                        1995                        1994
                                ------------------------    ------------------------    -------------------------
                                                 Non-                        Non-                        Non-
                                U.S. Plans    U.S. Plans    U.S. Plans    U.S. Plans    U.S. Plans    U.S. Plans
                                ----------    ----------    ----------    ----------    ----------    ----------
Benefits attributed to
 employee service               $   532         $ 261       $   435       $   208       $   526         $ 236
Interest on projected
 benefit obligation               1,838           819         1,776           785         1,639           677
Return on assets:
 Actual (gain)/loss              (4,112)         (958)       (5,696)       (1,201)          (74)          137
 Deferred gain/(loss)             1,802           168         3,565           435        (1,928)         (759)
                                -------         -----       -------       -------       -------         -----

   Recognized (gain)             (2,310)         (790)       (2,131)         (766)       (2,002)         (622)
Net amortization and other          608           237           408           234           452           151
                                -------         -----       -------       -------       -------         -----
   Net pension expense          $   668         $ 527       $   488       $   461       $   615         $ 442
                                =======         =====       =======       =======       =======         =====

Discount rate for expense           7.0%          7.6%         8.25%          8.3%          7.0%          7.2%

Assumed long-term rate
 of return on assets                9.0%          9.2%          9.0%          9.0%          9.0%          9.0%


-------------------------------------

Pension expense in 1996 increased for U.S. and non-U.S. plans as a result of employee separation programs and lower discount rates. Pension expense in 1995 decreased for U.S. plans primarily as a result of higher discount rates, and increased for non-U.S. plans primarily as a result of benefit improvements and unfavorable exchange rate changes. In addition, amendments made in September 1996 to the Ford-UAW Retirement Plan and the General Retirement Plan provide pension benefit improvements for present and future retirees that will increase the company's pension expense in future years compared with 1996.

The status of these plans at December 31 was as follows (in millions):

                                                            1996                               1995
                                               ------------------------------     -----------------------------
                                               Assets in    Accum.                Assets in    Accum.
                                               Excess of   Benefits               Excess of   Benefits
                                                Accum.     in Excess   Total       Accum.     in Excess   Total
                                               Benefits    of Assets   Plans      Benefits    of Assets   Plans
                                               ---------   ---------  --------    ---------   ---------  -------
U.S. Plans
 Plan assets at fair value                     $30,931     $     2    $30,933     $27,921     $   154    $28,075
 Actuarial present value of:
  Vested benefits                              $22,363     $   568    $22,931     $20,641     $   516    $21,157
  Accumulated benefits                          25,908         569     26,477      23,980         568     24,548
  Projected benefits                            27,557         688     28,245      25,607         670     26,277
 Plan assets in excess of/(less than)
  projected benefits                           $ 3,374     $  (686)   $ 2,688     $ 2,314     $  (516)   $ 1,798
 Unamortized (net asset)/net
  transition obligation a/                        (122)         12       (110)       (142)         10       (132)
 Unamortized prior service cost b/               2,789          82      2,871       1,808          60      1,868
 Unamortized net (gains)/losses c/              (3,082)        160     (2,922)       (758)        144       (614)
                                               -------     -------    -------     -------     -------    -------
   Prepaid pension asset/(liability)             2,959        (432)     2,527       3,222        (302)     2,920
 Adjustment required to recognize
  minimum liability d/                               -        (136)      (136)          -        (114)      (114)
                                               -------     -------    -------     -------     -------    -------
   Prepaid pension asset/(liability)
    recognized in the balance sheet            $ 2,959     $  (568)   $ 2,391     $ 3,222     $  (416)   $ 2,806
                                               =======     =======    =======     =======     =======    =======
 Plan assets in excess of/(less than)
  accumulated benefits                         $ 5,023     $  (567)   $ 4,456     $ 3,941     $  (414)   $ 3,527

 Assumptions:
  Discount rate at year-end                                              7.25%                               7.0%
  Average rate of increase in compensation                                5.5%                               5.5%

Non-U.S. Plans
--------------
 Plan assets at fair value                     $ 8,052     $ 2,846    $10,898     $ 8,447     $   938    $ 9,385
 Actuarial present value of:
  Vested benefits                              $ 5,682     $ 5,263    $10,945     $ 6,468     $ 3,478    $ 9,946
  Accumulated benefits                           5,966       5,556     11,522       6,556       3,506     10,062
  Projected benefits                             6,951       5,914     12,865       7,751       3,654     11,405
 Plan assets in excess of/(less than)
  projected benefits                           $ 1,101     $(3,068)   $(1,967)    $   696     $(2,716)   $(2,020)
 Unamortized (net asset)/net
  transition obligation a/                        (149)        421        272          63         230        293
 Unamortized prior service cost b/                 391         151        542         330         170        500
 Unamortized net (gains)/losses c/                (670)        774        104        (184)        255         71
                                               -------     -------    -------     -------     -------    -------
   Prepaid pension asset/(liability)               673      (1,722)    (1,049)        905      (2,061)    (1,156)
 Adjustment required to recognize
  minimum liability d/                               -        (990)      (990)          -        (517)      (517)
                                               -------     -------    -------     -------     -------    -------
   Prepaid pension asset/(liability)
    recognized in the balance sheet            $   673     $(2,712)   $(2,039)    $   905     $(2,578)   $(1,673)
                                               =======     =======    =======     =======     =======    =======
 Plan assets in excess of/(less than)
  accumulated benefits                         $ 2,086     $(2,710)   $  (624)    $ 1,891     $(2,568)   $  (677)

 Assumptions:
  Discount rate at year-end                                               7.1%                               7.6%
  Average rate of increase in compensation                                5.2%                               5.1%

- - - - -
     a/ The balance of the initial difference between assets and obligation deferred for recognition over a 15-year period.
     b/ The prior service effect of plan amendments deferred for recognition over remaining service.
     c/ The deferred gain or loss resulting from investments, other experience and changes in assumptions.
     d/ An adjustment to reflect the unfunded accumulated benefit obligation in the balance sheet for plans whose benefits exceed the assets. At December 31, 1996, the unfunded liability in excess of $651 million resulted in an increase in the charge to stockholders' equity of $159 million net of deferred taxes; at December 31, 1995, the charge to stockholders' equity was $108 million.

-------------------------------------

Postretirement Health Care and Life Insurance Benefits
------------------------------------------------------

The company and certain of its subsidiaries sponsor unfunded plans to provide selected health care and life insurance benefits for retired employees. The company's U.S. and Canadian employees may become eligible for these benefits if they retire while working for the company; however, benefits and eligibility rules may be modified from time to time. The estimated cost for these benefits is accrued over periods of employee service on an actuarially determined basis.

Net postretirement benefit expense, including Financial Services, was as follows (in millions):

                                                                      1996           1995           1994
                                                                     ------         ------         ------
         Benefits attributed to employee service                     $  268         $  223         $  263
         Interest on accumulated benefit obligation                   1,195          1,160          1,088
         Net amortization and other                                     (69)           (68)           (32)
                                                                     ------         ------         ------
           Net postretirement benefit expense                        $1,394         $1,315         $1,319
                                                                     ======         ======         ======

         Retiree benefit payments                                    $  730         $  698         $  639

The status of these plans at December 31 was as follows (in millions):

                                                                       1996           1995
                                                                     -------        -------
         Accumulated postretirement benefit obligation:
           Retirees                                                  $ 8,614        $ 8,413
           Active employees eligible to retire                         3,047          3,014
           Other active employees                                      4,842          5,717
                                                                     -------        -------
             Total accumulated obligation                             16,503         17,144
         Unamortized prior service cost*                                 256            270
         Unamortized net losses**                                       (438)        (1,756)
                                                                     -------        -------
           Accrued liability                                         $16,321        $15,658
                                                                     =======        =======

         Assumptions:
           Discount rate                                                 7.5%          7.25%
           Present health care cost trend rate                           6.6%          9.5 %
           Ultimate trend rate in ten years                              5.0%          5.5 %
           Weighted-average trend rate                                   5.7%          6.6 %

         - - - - -
          *  The prior service effect of plan amendments deferred for recognition over remaining service to retirement eligibility
         **  The deferred gain or loss resulting from experience and changes in assumptions deferred for recognition over remaining service to retirement

Changing the assumed health care cost trend rates by one percentage point is estimated to change the aggregate service and interest cost components of net postretirement benefit expense for 1996 by about $200 million and the accumulated postretirement benefit obligation at December 31, 1996 by about
$2 billion.

NOTE 9.  Debt
-------------

The fair value of debt was estimated based on quoted market prices or current rates for similar debt with the same remaining maturities.

Automotive
----------

Debt at December 31 was as follows (in millions):
                                                                       Weighted Average
                                                                         Interest Rate*            Book Value
                                                                      -------------------     ------------------
                                                          Maturity      1996        1995       1996       1995
                                                          ---------   --------    --------    -------    -------
       Debt payable within one year
       ----------------------------
       Short-term debt                                                   6.2%       6.6%      $1,021     $  872
       Long-term debt payable within one year                                                    640        960
                                                                                              ------     ------
         Total debt payable within one year                                                    1,661      1,832

       Long-term debt                                     1998-2046      8.6%       9.2%       6,495      5,475
                                                                                              ------     ------

         Total debt                                                                           $8,156     $7,307
                                                                                              ======     ======

       Fair value                                                                             $8,680     $8,160
       - - - - -
       *Excludes the effect of interest rate swap agreements

Long-term debt at December 31, 1996 included maturities as follows (in millions): 1997 - $640 (included in current liabilities); 1998 - $401; 1999 - $148; 2000 - $1,006; 2001 - $893; thereafter - $4,047.

Included in long-term debt at December 31, 1996 and 1995 were obligations of $5,961 million and $5,031 million, respectively, with fixed interest rates and $534 million and $444 million, respectively, with variable interest rates (generally based on LIBOR or other short-term rates). Obligations payable in foreign currencies at December 31, 1996 and 1995 were $756 million and $968 million, respectively.

Agreements to manage exposures to fluctuations in interest rates, which include primarily interest rate swap agreements and futures contracts, did not materially change the overall weighted-average interest rate on long-term debt and effectively decreased the obligations subject to variable interest rates to $363 million at December 31, 1996 and $287 million at December 31, 1995.

Financial Services
------------------

Debt at December 31 was as follows (in millions):
                                                                       Weighted Average
                                                                         Interest Rate*            Book Value
                                                                      -------------------     -------------------
                                                          Maturity      1996        1995        1996       1995
                                                          ---------   --------    --------    --------   --------
       Debt payable within one year
       ----------------------------
       Unsecured short-term debt                                                              $  2,489   $  3,032
       Commercial paper                                                                         57,726     56,002
       Other short-term debt                                                                     4,757      1,927
                                                                                              --------   --------
         Total short-term debt                                          5.6%        5.7%        64,972     60,961
       Long-term debt payable within one year                                                   14,592     12,097
                                                                                              --------   --------
         Total debt payable within one year                                                     79,564     73,058

       Long-term debt
       Secured indebtedness                               1998-2021     8.5%        7.7%            70         89
       Unsecured senior indebtedness
         Notes and bank debt                              1998-2048     6.7%        6.9%        66,893     64,810
         Debentures                                       1998-2010     5.6%        7.4%         1,787        591
         Unamortized (discount)                                                                    (19)        (5)
                                                                                              --------   --------
           Total unsecured senior indebtedness                                                  68,661     65,396
       Unsecured subordinated indebtedness
         Notes                                            1998-2021     8.8%        8.8%         1,500      2,665
         Debentures                                       1998-2009     7.3%        8.1%           425        141
         Unamortized (discount)                                                                    (15)       (32)
                                                                                              --------   --------
           Total unsecured subordinated indebtedness                                             1,910      2,774
                                                                                              --------   --------
             Total long-term debt                                                               70,641     68,259
                                                                                              --------   --------
               Total debt                                                                     $150,205   $141,317
                                                                                              ========   ========

       Fair value                                                                             $150,939   $144,730
       - - - - -
       *Excludes the effect of interest rate swap agreements

-------------

Financial Services (continued)
------------------

Information concerning short-term borrowings (excluding long-term debt payable within one year) is as follows (in millions):

                                                                             1996           1995            1994
                                                                           -------        -------         -------
        Average amount of short-term borrowings                            $62,529        $60,203         $50,106
        Weighted-average short-term interest rates per annum
         (average year)                                                        5.7%           6.0%            4.6%
        Average remaining term of commercial paper
         at December 31                                                    33 days        34 days         27 days


Long-term debt at December 31, 1996 included maturities as follows (in millions): 1997 - $14,592; 1998 - $14,742; 1999 - $14,473; 2000 - $12,442; 2001
- $11,211; thereafter - $17,773.

Included in long-term debt at December 31, 1996 and 1995 were obligations of $55.8 billion and $53.2 billion, respectively, with fixed interest rates and $14.8 billion and $15.1 billion, respectively, with variable interest rates (generally based on LIBOR or other short-term rates). Obligations payable in foreign currencies at December 31, 1996 and 1995 were $28 billion and $21 billion, respectively. These obligations were issued primarily to fund foreign business operations.

Agreements to manage exposures to fluctuations in interest rates include primarily interest rate swap agreements. At December 31, 1996, these agreements decreased the weighted-average interest rate on long-term debt to 6.4%, compared with 6.7% excluding these agreements, and effectively decreased the obligations subject to variable interest rates to $13.6 billion; the weighted-average interest rate on short-term debt increased to 5.7%, compared with 5.6% excluding these agreements. At December 31, 1995, these agreements did not materially change the overall weighted-average interest rate on long-term debt of 7% and effectively decreased the obligations subject to variable rates to $11.9 billion; the weighted-average interest rate on short-term debt increased to 5.8%, compared with 5.7% excluding these agreements.

Support Facilities
------------------

At December 31, 1996, Ford had long-term contractually committed global credit agreements under which $8.4 billion is available from various banks through June 30, 2001. The entire $8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. In addition, Ford has the ability to transfer on a nonguaranteed basis the entire $8.4 billion in varying portions to Ford Motor Credit Company ("Ford Credit"), a subsidiary of Ford, and to Ford Credit Europe plc ("Ford Credit Europe"), a subsidiary of Ford Credit. These facilities were unused at December 31, 1996.

At December 31, 1996, Financial Services had a total of $49.8 billion of contractually committed support facilities. Of these facilities, $24.5 billion (excluding the $8.4 billion of Ford's credit facilities) are contractually committed global credit agreements under which $19.6 billion and $4.9 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 62% and 76%, respectively, of such facilities are available through June 30, 2001. The entire $19.6 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.9 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be. At December 31, 1996, $165 million of the Ford Credit global facilities were in use; $709 million of the Ford Credit Europe global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services support facilities at December 31, 1996 consisted of $22.6 billion of contractually committed support facilities available to various affiliates in the U.S. and $2.7 billion of contractually committed support facilities available to various affiliates outside the U.S.; at December 31, 1996, approximately $1.4 billion of these facilities were in use.

NOTE 10.  Capital Stock
-----------------------

At December 31, 1996, all general voting power was vested in the holders of Common Stock and the holders of Class B Stock, voting together without regard to class. At that date, the holders of Common Stock were entitled to one vote per share and, in the aggregate, had 60% of the general voting power; the holders of Class B Stock were entitled to such number of votes per share as would give them, in the aggregate, the remaining 40% of the general voting power, as provided in the company's Certificate of Incorporation.

The Certificate of Incorporation provides that all shares of Common Stock and Class B Stock share equally in dividends (other than dividends declared with respect to any outstanding Preferred Stock), except that any stock dividends are payable in shares of Common Stock to holders of that class and in Class B Stock to holders of that class. Upon liquidation, all shares of Common Stock and Class B Stock are entitled to share equally in the assets of the company available for distribution to the holders of such shares.

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

Information concerning the Preferred Stock of the company is as follows:

                                          Series A                              Series B
                           Cumulative Convertible Preferred Stock       Cumulative Preferred Stock
                           -------------------------------------- ---------------------------------------

Liquidation preference     $50 per Depositary Share                      $25 per Depositary Share
 and shares outstanding    $186 million and 3,721 shares                 $508 million and 10,163 shares
 at December 31, 1996      outstanding (3,720,647 Depositary             outstanding (20,326,463 Depositary
                           Shares)                                       Shares)

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

Redemption                 Not redeemable prior to                       Not redeemable prior to
                           December 7, 1997                              December 1, 2002

                           On and after December 7, 1997, the            On and after December 1, 2002, and
                           stock is redeemable for cash at the           upon satisfaction of certain
                           company's option, in whole or in              conditions, the stock is redeemable
                           part, initially at an amount                  for cash at the option of Ford, in
                           equivalent to $51.68 per Depositary           whole or in part, at a redemption
                           Share and thereafter at prices                price equivalent to $25 per Depositary
                           declining to $50 per Depositary               Share, plus an amount equal to the sum
                           Share on and after December 1, 2001,          of all accrued and unpaid dividends
                           plus, in each case, an amount equal
                           to the sum of all accrued and unpaid          25,273,537 Depositary Shares were
                           dividends                                     exchanged during 1995 (see Note 1,
                                                                         "Company-Obligated Mandatorily
                                                                         Redeemable Preferred Securities of a
                                                                         Subsidiary Trust")


The Series A and Series B Preferred Stock rank (and any other outstanding Preferred Stock of the company would rank) senior to the Common Stock and Class B Stock in respect of dividends and liquidation rights.

NOTE 11.  Stock Options
-----------------------

The company has stock options outstanding under the 1985 Stock Option Plan and the 1990 Long-Term Incentive Plan. These Plans were approved by the stockholders. No further grants may be made under the 1985 Plan. Grants may be made under the 1990 Plan through April 2000. In general, options granted under the 1985 Plan and options granted to date under the 1990 Plan become exercisable 25% after one year from the date of grant, 50% after two years, 75% after three years and in full after four years. Options under both Plans expire after 10 years. Certain options outstanding under the Plans were granted with an equal number of accompanying stock appreciation rights which may be exercised in lieu of the options. Under the Plans, a stock appreciation right entitles the holder to receive, without payment, the excess of the fair market value of the Common Stock on the date of exercise over the option price, either in Common Stock or cash or a combination. In addition, grants of Contingent Stock Rights were made with respect to 865,100 shares in 1996, 884,500 shares in 1995 and 709,800 shares in 1994 under the 1990 Long-Term Incentive Plan (not included in the tables below). The number of shares ultimately awarded will depend on the extent to which the Performance Target specified in each Right is achieved, individual performance of the recipients and other factors, as determined by the Compensation and Option Committee of the Board of Directors.

There were no shares authorized for future grants at December 31, 1996, 1995 and 1994. Up to 1% of Common Stock issued as of December 31 of any year may be made available for stock options and other plan awards in the next succeeding calendar year. That limit may be increased up to 2% in any year, with a corresponding reduction in shares available for grants in future years. At December 31, 1996, this reduction aggregated to 279,420 shares.

Information concerning stock options is as follows (shares in millions):


                                                  1996                   1995                 1994
                                           -----------------      -----------------    ------------------
                                                     Weighted-             Weighted-            Weighted-
                                                      Average              Average               Average
                                                     Exercise             Exercise              Exercise
    Shares subject to option                Shares    Price       Shares    Price      Shares     Price
    ------------------------                ------  ---------     ------  ---------    ------   ---------
    Outstanding at beginning of period       48.5     $25.22       43.3     $23.24      37.4      $21.42
    New grants (based on fair value of
     Common Stock at dates of grant)          8.0      32.69        9.7      32.00       9.5       29.06
    Exercised*                               (5.2)     20.32       (3.4)     19.62      (2.6)      19.71
    Surrendered upon exercise of stock
     appreciation rights                     (0.7)     23.03       (0.9)     23.19      (0.9)      21.59
    Terminated and expired                   (0.3)     31.14       (0.2)     28.05      (0.1)      22.71
                                            -----                 -----                -----
    Outstanding at end of period             50.3 **   26.93       48.5      25.22      43.3       23.24
    Outstanding but not exercisable         (21.5)                (22.6)               (21.3)
                                            -----                 -----                -----
      Exercisable at end of period           28.8      23.61       25.9      21.77      22.0       21.04
                                            =====                 =====                =====


    - - - - -
     * Exercised at option prices ranging from $13.42 to $29.06 during 1996, $9.09 to $29.06 during 1995, and $9.09 to $28.84 during 1994
    ** Included 4.8 and 45.5 million shares under the 1985 and 1990 Plans, respectively, at option prices ranging from $13.42 to $32.75 per share. At December 31, 1996, the weighted-average remaining exercise period relating to the outstanding options was 6.9 years

The estimated fair value as of date of grant of options granted in 1996 and 1995, using the Black-Scholes option-pricing model, was as follows:

                                                              1996          1995
                                                             ------        -----
               Estimated fair value per share of
                options granted during the year              $6.93         $7.16

               Assumptions:
                Annualized dividend yield                      4.3%          3.9%
                Common Stock price volatility                 25.2%         26.2%
                Risk-free rate of return                       6.2%          5.8%
                Expected option term (in years)                  5             5


-----------------------

The company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective with the 1996 financial statements, but elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options granted in 1996 and 1995, consistent with the methodology in SFAS 123, the pro forma effects on the company's net income and income per share would not have been material.


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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the company for certain of the matters discussed in the foregoing paragraph where losses are deemed probable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to the company or the subsidiary involved and could require the company or such subsidiary to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 1996. The company does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.


NOTE 13.  Commitments and Contingencies
---------------------------------------

At December 31, 1996, the company had the following minimum rental commitments under non-cancelable operating leases (in millions): 1997 - $776; 1998 - $416; 1999 - $395; 2000 - $269; 2001 - $206; thereafter - $915. These amounts include rental commitments related to the sale and leaseback of certain Automotive machinery and equipment.

The company and certain of its subsidiaries have entered into agreements with various banks to provide credit card programs that offer rebates that can be applied against the purchase or lease of Ford vehicles. The maximum amount of rebates available to qualified cardholders at December 31, 1996 and 1995 was $4.1 billion and $3.1 billion, respectively. The company has provided for the estimated net cost of these programs as a sales incentive based on the estimated number of participants who ultimately will purchase vehicles.

Certain Financial Services subsidiaries make credit lines available to holders of their credit cards. At December 31, 1996 and 1995, the unused portion of available credit was approximately $18.8 billion and $17.3 billion, respectively, and is revocable under specified conditions. The fair value of unused credit lines and the potential risk of loss were not considered to be material.

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

Balance Sheet Financial Instruments
-----------------------------------

Information about specific valuation techniques and estimated fair values is provided throughout the Notes to Financial Statements. Book value and estimated fair value amounts at December 31 were as follows (in millions):

                                              1996                        1995
                                    -----------------------     -----------------------
                                      Book           Fair         Book            Fair       Fair Value
                                      Value          Value        Value           Value      Reference
                                    ---------      --------     --------        --------     ----------
       Automotive
       ----------
       Marketable securities        $ 11,836       $ 11,836     $  6,656        $  6,656       Note 2
       Debt                            8,156          8,680        7,307           8,160       Note 9

       Financial Services
       ------------------
       Marketable securities        $  2,302       $  2,302     $  4,229        $  4,296       Note 2
       Receivables                   119,708        120,980      108,595         110,648       Note 3
       Debt                          150,205        150,939      141,317         144,730       Note 9


Foreign Currency and Interest Rate Instruments
----------------------------------------------

The fair value of foreign currency and interest rate instruments was estimated using current market prices provided by outside quotation services. The estimated fair value, notional amount and deferred loss at December 31 were as follows (in millions):

                                                            1996                                1995
                                               ------------------------------     ------------------------------
                                                Fair    Notional    Deferred       Fair     Notional    Deferred
                                               Value     Amount*    (Loss)**      Value      Amount*    (Loss)**
                                               ------   --------   ----------     ------    --------   ---------

       Foreign currency instruments                     $29,700      $(132)                 $24,500      $(118)
       - Assets                                $  259                              $373
       - Liabilities                            1,168                               316

       Interest rate instruments                         76,200           -                  64,600          -
       - Assets                                   436                               739
       - Liabilities                              319                               430

       - - - - -
        * The notional amount represents the contract amount, not the amount at risk
       ** Deferred losses are offset by unrecognized gains on the underlying transactions or commitments

Counterparty Credit Risk
------------------------

Ford manages its foreign currency and interest rate counterparty credit risks by limiting exposure to and by monitoring the financial condition of each counterparty. The amount of exposure Ford may have to a single counterparty on a worldwide basis is limited by company policy. In the unlikely event that a counterparty fails to meet the terms of a foreign currency or an interest rate instrument, the company's risk is limited to the fair value of the instrument.

Other Financial Agreements
--------------------------

At December 31, 1996, the notional amount of commodity hedging contracts outstanding totaled $300 million; the notional amount at December 31, 1995 was not material. The company also had guaranteed $1.1 billion of debt of unconsolidated subsidiaries, affiliates and others. The risk of loss under these financial agreements is not material.

NOTE 15.  Acquisitions, Dispositions and Restructuring
------------------------------------------------------

Asset Write-Downs and Dispositions - Financial Services
-------------------------------------------------------

During third quarter 1996, USL Capital Corporation ("USL Capital'), a subsidiary of Ford Holdings, concluded a series of transactions for the sale of substantially all of its assets, as well as certain assets owned by Ford Credit and managed by USL Capital. Proceeds from the sale were used to pay down related liabilities and debt.

The company recorded a pre-tax charge in 1996 totaling $384 million
($233 million after taxes) to recognize the estimated value of its outstanding notes receivable from, and preferred stock investment in, Budget Rent a Car Corporation ("BRAC"). The initial provision taken in second quarter 1996 totaling $700 million ($437 million after taxes) resulted from conclusions reached in a study of Ford's rental car business strategy. In accordance with SFAS 114, the notes receivable provision reflected primarily the unsecured portion of financing provided to BRAC by Ford. The preferred stock write-down reflected recognition of the fair value of Ford's investment at the time. In fourth quarter 1996, the notes receivable provision was reduced by $316 million ($204 million after taxes), reflecting a strengthening of the rental car business, recent sales of rental car franchises, and increased investor interest that led to a reassessment of the value of notes receivable from BRAC to Ford. In connection with a January 1997 agreement by Team Rental Group, Inc. ("Team Rental") to acquire all of the outstanding common stock of BRAC, a portion of Ford's loans to BRAC will be forgiven and the remainder will be repaid or purchased in cash and Team Rental common stock. In addition, the BRAC preferred stock held by Ford will be redeemed. Ford will own approximately 22% of Team Rental when the transaction is completed.

During September 1994, substantially all of the assets of First Nationwide Bank, since known as Granite Savings Bank (the "Bank"), were sold to, and substantially all of the Bank's liabilities were assumed by, First Madison Bank. The Bank is a wholly-owned subsidiary of Granite Management Corporation (formerly First Nationwide Financial Corporation) ("Granite"), which in turn is a wholly-owned subsidiary of Ford. The company recognized in first quarter 1994 earnings a charge related to the disposition of the Bank, reflecting the nonrecovery of goodwill and reserves for estimated losses on assets not included in the sale. The company's income statement included the results of operations of Granite through March 31, 1994. The remaining net assets of Granite at December 31, 1996 and 1995 were included in the balance sheet under Financial Services - Other Assets.

The effect of the USL Capital disposition, BRAC write-down and Bank disposition on the company's results from operations are summarized below (in millions):

                                                                1996                              1994
                                                    ----------------------------      -----------------------------
                                                    Income/(loss)       Net               Loss
                                                    Before Taxes     Income/(loss)    Before Taxes      Net Loss
                                                    -------------    -------------    ------------    ------------
   Sale of USL Capital's assets                    $ 263                 $  95           $   -           $   -
   Write-down for Budget Rent a Car Corporation     (384)                 (233)              -               -
   First Nationwide Bank disposition                   -                     -            (475)           (440)
                                                   -----                 -----           -----           -----
        Total                                      $(121)                $(138)          $(475)          $(440)
                                                   =====                 =====           =====           =====

Sale of The Associates' Common Stock
------------------------------------

During May 1996, Associates First Capital Corporation ("The Associates"), a subsidiary of Ford, completed an initial public offering of its common stock representing a 19.3% economic interest in The Associates (the "IPO"). Ford recorded in second quarter 1996 a non-operating gain of $650 million resulting from the IPO, to recognize the excess of the net proceeds from the IPO over the proportionate share of Ford's investment in The Associates. The gain was not subject to income taxes.

------------------------------------------------------

Investment in Mazda Motor Corporation
-------------------------------------

During May 1996, Ford increased its investment in Mazda Motor Corporation ("Mazda") from its existing 24.5% ownership interest to a 33.4% ownership interest by purchasing from Mazda newly-issued shares of common stock for an aggregate purchase price of $484 million. In connection with the purchase of shares, Mazda agreed to coordinate more closely with Ford its strategies and plans, particularly in the areas of product development, manufacturing and distribution of vehicles, so as to improve the competitiveness and economies of scale of both companies. Ford and Mazda remain separate public companies with separate identities. Ford is not responsible for any of Mazda's liabilities, debts or other obligations, and Mazda's operating results and financial position are not consolidated with those of Ford; Mazda continues to be reflected in Ford's consolidated financial statements on an equity basis.

Dissolution of Autolatina Joint Venture
---------------------------------------

During fourth quarter 1995, the company's joint venture with Volkswagen AG in Brazil and Argentina was dissolved. The dissolution resulted in a gain of $230 million, primarily from a one-time cash compensation payment to Ford. Prior to dissolution, the company held a 49% interest in Autolatina and accounted for it on an equity basis. Effective December 31, 1995, the assets and liabilities of the new entities in Brazil and Argentina were consolidated in the company's balance sheet; revenues and costs for 1996 were consolidated in the company's income statement. Automotive revenues and costs for 1995 and 1994 exclude these entities; the company's income statement for 1995 and 1994 included Ford's equity share in the results of the Autolatina joint venture.

Sale of Annuity Business
------------------------

During 1995, the company agreed to sell its annuity business to SunAmerica, Inc. for $173 million. The sale was completed in early 1996. The company recognized a one-time charge related to the sale that was not material. The company's income statement included the results of operations of the annuity business through December 31, 1995. Net assets of the annuity business were included in the balance sheet under Financial Services - Other Assets at December 31, 1995.

Acquisition of The Hertz Corporation
------------------------------------

During April 1994, The Hertz Corporation ("Hertz") became a wholly-owned subsidiary of Ford. The operating results, assets, liabilities and cash flows of Hertz are consolidated as part of the Financial Services segment.

Employee Separation Programs
----------------------------

Costs for special voluntary employee separation programs reduced the company's Automotive net income for 1996 and 1995 by $436 million and $146 million, respectively. These programs affected about 3,500 salaried employees in 1996, primarily in the U.S.; there also were reductions in hourly employment outside the U.S. Costs for voluntary separation programs are recognized in expense when employees accept offers of early retirement or termination and the costs can be reasonably estimated.

NOTE 16.  Cash Flows
--------------------

The reconciliation of net income to cash flows from operating activities is as follows (in millions):

                                                        1996                    1995                    1994
                                                ---------------------   ---------------------   ----------------------
                                                            Financial               Financial               Financial
                                                Automotive  Services    Automotive  Services    Automotive  Services
                                                ----------  ---------   ----------  ---------   ----------  ----------
Net income                                       $ 1,655    $ 2,791      $2,056     $ 2,083      $ 3,913     $1,395
Adjustments to reconcile net income
 to cash flows from operating activities:
  Depreciation and amortization                    5,916      6,875       5,219       6,500        4,426      4,910
  Losses/(earnings) of affiliated
   companies in excess of dividends
   remitted                                           44        (16)        191           7         (171)        (2)
  Provision for credit and
   insurance losses                                    -      2,564           -       1,818            -      1,539
  Foreign currency adjustments                       156          -         (64)          -         (384)         -
  Net (purchases)/sales of trading
   securities                                     (5,180)        62         672         239       (3,616)       (41)
  Provision for deferred income taxes                 74        530          88         725          424        410
  Gain on sale of The Associates'
   common stock (Note 15)                              -       (650)          -           -            -          -
  Changes in assets and liabilities:
   (Increase)/decrease in accounts
    receivable and other current assets           (2,183)         -         129           -       (1,096)         -
   Decrease/(increase) in inventory                  553          -         (46)          -         (894)         -
   Increase in accounts payable and
    accrued and other liabilities                  5,447      1,303         730       1,461        4,949      1,077
  Other                                               94       (778)       (126)       (511)          (9)      (201)
                                                 -------    -------      ------     -------      -------     ------
Cash flows from operating activities             $ 6,576    $12,681      $8,849     $12,322      $ 7,542     $9,087
                                                 =======    =======      ======     =======      =======     ======

The company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits and government, agency and corporate obligations, to be cash equivalents. Automotive cash equivalents at December 31, 1996 and 1995 were $2.8 billion and $4.7 billion, respectively; Financial Services cash equivalents at December 31, 1996 and 1995 were
$2.8 billion and $1.8 billion, respectively. Cash flows resulting from futures contracts, forward contracts and options that are accounted for as hedges of identifiable transactions are classified in the same category as the item being hedged. Purchases, sales and maturities of trading securities are included in cash flows from operating activities. Purchases, sales and maturities of available-for-sale and held-to-maturity securities are included in cash flows from investing activities.

Cash paid for interest and income taxes was as follows (in millions):

                                                         1996         1995         1994
                                                       -------       ------       -------
                           Interest                    $10,250       $9,586       $7,718
                           Income taxes                  1,285        1,425        2,042


NOTE 17.  Segment Information
-----------------------------

The company's major geographic areas are the United States and Europe. Other geographic areas (primarily Canada, Mexico, South America and Asia Pacific) individually are not material. Financial information segregated by major geographic area is as follows (in millions):

Automotive
----------                                                         1996             1995              1994
                                                                 --------         --------          --------
Sales to unaffiliated customers
   United States                                                 $ 76,048         $ 73,870          $ 73,759
Europe                                                             27,006           26,132            22,623
   All other                                                       14,969           10,494            10,755
                                                                 --------         --------          --------
Total                                                            $118,023         $110,496          $107,137
                                                                 ========         ========          ========

Intercompany sales among geographic areas*
  United States                                                  $ 11,232         $ 10,438          $ 11,206
  Europe                                                            2,900            2,765             2,303
  All other                                                        14,812           12,060            11,217
                                                                 --------         --------          --------
    Total                                                        $ 28,944         $ 25,263          $ 24,726
                                                                 ========         ========          ========

Total sales
  United States                                                  $ 87,280         $ 84,308          $ 84,965
  Europe                                                           29,906           28,897            24,926
  All other                                                        29,781           22,554            21,972
  Elimination of intercompany sales                               (28,944)         (25,263)          (24,726)
                                                                 --------         --------          --------
    Total                                                        $118,023         $110,496          $107,137
                                                                 ========         ========          ========

Operating income/(loss)
  United States                                                  $  2,800         $  2,409          $  4,131
  Europe                                                             (497)              20               611
  All other                                                           213              852             1,084
                                                                 --------         --------          --------
    Total                                                        $  2,516         $  3,281          $  5,826
                                                                 ========         ========          ========

Net income/(loss)
  United States                                                  $  2,007         $  1,843          $  3,002
  Europe                                                             (291)             116               128
  All other                                                           (61)              97               783
                                                                 --------         --------          --------
    Total                                                        $  1,655         $  2,056          $  3,913
                                                                 ========         ========          ========

Assets at December 31
  United States                                                  $ 51,681         $ 45,841          $ 45,889
  Europe                                                           18,440           17,010            16,880
  All other                                                        21,951           18,842            16,798
  Net receivables from Financial Services                               0              200               677
  Elimination of intercompany receivables                         (12,414)          (9,121)          (11,605)
                                                                 --------         --------          --------
    Total                                                        $ 79,658         $ 72,772          $ 68,639
                                                                 ========         ========          ========

Capital expenditures (facilities, machinery
 and equipment and tooling)
  United States                                                  $  4,493         $  5,296          $  5,429
  Europe                                                            1,905            1,892             1,393
  All other                                                         1,811            1,488             1,488
                                                                 --------         --------          --------
    Total                                                        $  8,209         $  8,676          $  8,310
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

Financial Services
------------------                                                 1996             1995              1994
                                                                 --------         --------          --------
Revenues
  United States                                                  $ 22,839         $ 21,383          $ 17,356
  Europe                                                            3,472            3,144             2,336
    All other                                                       2,657            2,114             1,610
                                                                 --------         --------          --------
    Total                                                        $ 28,968         $ 26,641          $ 21,302
                                                                 ========         ========          ========

Income before income taxes**
  United States                                                  $  3,363         $  2,822          $  2,185
  Europe                                                              454              493               419
    All other                                                         405              224               188
                                                                 --------         --------          --------
    Total                                                        $  4,222         $  3,539          $  2,792
                                                                 ========         ========          ========

- - - - -
** Financial Services activities do not report operating income; income before income taxes is representative of operating income

-----------------------------

Financial Services (continued)
------------------

                                                                   1996             1995              1994
                                                                 --------         --------          --------
Net income
  United States                                                  $  2,216         $  1,718          $  1,119
  Europe                                                              268              321               218
    All other                                                         307               44                58
                                                                 --------         --------          --------
    Total                                                        $  2,791         $  2,083          $  1,395
                                                                 ========         ========          ========

Assets at December 31
  United States                                                  $144,494         $137,154          $124,120
    Europe                                                         22,788           20,237            16,507
  All other                                                        15,927           13,120            10,356
                                                                 --------         --------          --------
    Total                                                        $183,209         $170,511          $150,983
                                                                 ========         ========          ========



NOTE 18.  Summary Quarterly Financial Data (Unaudited)
------------------------------------------------------
(in millions, except amounts per share)

                                                  1996                                         1995
                                 ---------------------------------------      ----------------------------------------
                                  First      Second     Third     Fourth       First     Second      Third     Fourth
                                 Quarter     Quarter   Quarter    Quarter     Quarter    Quarter    Quarter    Quarter
                                 -------     -------   -------    -------     -------    -------    -------    -------
Automotive
   Sales                         $29,333    $30,726    $26,459    $31,505     $28,601    $29,861    $24,437    $27,597
   Operating income/(loss)           315      1,624         19        558       1,782      1,774       (204)       (71)
Financial Services
   Revenues                        6,928      7,211      7,501      7,328       6,182      6,528      6,981      6,950
   Income before income taxes        832        947      1,268      1,175         759        885        978        917

Total Company
   Net income*                   $   653    $ 1,903    $   686    $ 1,204     $ 1,550    $ 1,572    $   357    $   660
Less:
  Preferred stock dividend
    requirements                      19         16         16         14          72         69         55         38
   Fair value adjustment
    from exchange of
    Series B Preferred Stock           -          -          -          -           -          -          -         66
                                 -------    -------    -------    -------     -------    -------    -------    -------
   Income attributable
    to Common and
   Class B Stock                 $   634    $ 1,887    $   670    $ 1,190     $ 1,478    $ 1,503    $   302    $   556
                                 =======    =======    =======    =======     =======    =======    =======    =======

AMOUNTS PER SHARE OF COMMON
 AND CLASS B STOCK AFTER
 PREFERRED STOCK DIVIDENDS**

   Income                        $  0.54    $  1.60    $  0.57    $  1.00     $  1.44    $  1.45    $  0.28    $  0.49

   Income assuming full
    dilution                        0.53       1.56       0.56       0.99        1.28       1.30       0.27       0.48

   Cash dividends                   0.35       0.35      0.385      0.385        0.26       0.31       0.31       0.35

- - - - -
 *  One-time factors included in net income:
    - Employee separation
       programs                      (28)       (21)       (51)      (336)          -         (9)        (8)      (129)
    - Autolatina dissolution           -          -          -          -           -          -          -        230
    - Sale of The Associates'
       common stock                    -        650          -          -           -          -          -          -
    - Sale of USL Capital's
       assets                          -         19         76          -           -          -          -          -
    - Write-down for Budget
       Rent a Car Corporation          -       (437)         -        204           -          -          -          -

** The sum of the income per share amounts in 1996 and 1995 is different from the amount reported for the full year because of the effect that issuances of the company's stock had on average shares outstanding for those periods


                        REPORT OF INDEPENDENT ACCOUNTANTS


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ford Motor Company and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the supplemental schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information presented therein.


/s/Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.

400 Renaissance Center
Detroit, Michigan  48243
313-446-7100
January 27, 1997

                                                                                              Supplemental Schedule




                                                         Ford Motor Company

                                            CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                                            ---------------------------------------------

                                                            (in millions)



FORD CAPITAL B.V.
-----------------
                                                            December 31,           December 31,
                                                               1996                    1995
                                                            ------------           ------------
Current assets                                                $1,660                  $1,251
Noncurrent assets                                              3,491                   4,662
                                                              ------                  ------
   Total assets                                               $5,151                  $5,913
                                                              ======                  ======

Current liabilities                                           $1,116                  $  626
Noncurrent liabilities                                         3,544                   4,661
Minority interests in net
 assets of subsidiaries                                           18                      22
Stockholder's equity                                             473                     604
                                                              ------                  ------
   Total liabilities and
    stockholder's equity                                      $5,151                  $5,913
                                                              ======                  ======


                                                    1996                   1995                   1994
                                                 ----------             ----------             ----------
Sales and other revenue                            $2,760                 $2,623                 $2,355
Operating income                                       73                    224                    164
Income before income taxes                             18                    166                    123
Net (loss)/income                                      (4)                   116                     97



Ford Capital B.V., a wholly-owned subsidiary of Ford Motor Company, was established primarily for the purpose of raising funds through the issuance of commercial paper and debt securities. Ford Capital B.V. also holds shares of the capital stock of Ford Nederland B.V., Ford Motor Company (Belgium) N.V.,
Ford Motor Company A/S (Denmark), Ford Poland S.A., and Ford Distribution Sp. z.o.o., Ltd. Substantially all of the assets of Ford Capital B.V., other than its ownership interests in subsidiaries, represent receivables from Ford Motor Company or its consolidated subsidiaries.





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

Exhibit 3-B          By-Laws of the Registrant as                        Filed with this Report.
                     amended through October 10, 1996.

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

Exhibit 10-A         Amended and Restated Profit                         Filed as Exhibit 10-A to the Registrant's
                     Maintenance Agreement dated as of                   Annual Report on Form 10-K for the
                     July 1, 1993 between the Registrant and             year ended December 31, 1993.*
                     Ford Credit.

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

                                                 EXHIBIT INDEX (continued)

Designation                      Description                                   Method of Filing
-----------                      -----------                                   ----------------

Exhibit 10-C-2A      Amendment to Ford Motor Company                     Filed with this Report.
                     Supplemental Compensation Plan,
                     effective as of March 9, 1994.**

Exhibit 10-C-3       Amendment to Ford Motor Company                     Filed as Exhibit 10.1 to the Registrant's
                     Supplemental Compensation Plan,                     Quarterly Report on Form 10-Q for the
                     effective as of March 8, 1995.**                    quarter ended March 31, 1995.*

Exhibit 10-C-4       Amendment to Ford Motor Company                     Filed as Exhibit 10.1 to the Registrant's
                     Supplemental Compensation Plan,                     Quarterly Report on Form 10-Q for the
                     effective as of July 13, 1995.**                    quarter ended June 30, 1995.*

Exhibit 10-C-5       Amendment to Ford Motor Company                     Filed as Exhibit 10-C-5 to the
                     Supplemental Compensation Plan,                     Registrant's Annual Report on Form
                     effective January 10, 1996.**                       10-K for the year ended December 31,
                                                                         1995.*

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

Exhibit 10-G-1       Amendments to Deferred Compensation Plan            Filed as Exhibit 10-G-1 to the Registrant's
                     for Non-Employee Directors, effective as of         Annual Report on Form 10-K for the year
                     January 1, 1996.**                                  ended December 31, 1995.*

Exhibit 10-G-2       Amendment to Deferred Compensation Plan             Filed with this Report.
                     for Non-Employee Directors, effective as of
                     November 14, 1996.**

Exhibit 10-H         Ford Motor Company Benefit Equalization             Filed as Exhibit 10-H to the Registrant's
                     Plan, as amended as of January 1,                   Annual Report on Form 10-K for the
                     1989.**                                             year ended December 31, 1994.*

                                               EXHIBIT INDEX (continued)

Designation                      Description                                   Method of Filing
-----------                      -----------                                   ----------------


Exhibit 10-H-1       Description of Amendments to Benefit                Filed as Exhibit 10-H-1 to the Registrant's
                     Equalization Plan, adopted January 11,              Annual Report on Form 10-K for the year
                     1996 and January 25, 1996.**                        ended December 31, 1995.*

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

Exhibit 10-J-1       Amendment dated as of June 1, 1990 to               Filed as Exhibit 10-N-1 to the
                     1986 Long-Term Incentive Plan of the                Registrant's Annual Report on Form 10-K
                     Registrant.**                                       for the year ended December 31, 1990.*

Exhibit 10-K         Supplemental Executive Retirement Plan,             Filed as Exhibit 10-K to the Registrant's
                     as restated and incorporating amendments            Annual Report on Form 10-K for the year
                     through December 12, 1995.**                        ended December 31, 1995.*

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

Exhibit 10-L-1       Amendment to Restricted Stock Plan for              Filed as Exhibit 10.1 to the Registrant's
                     Non-Employee Directors, effective as of             Quarterly Report on Form 10-Q for the
                     August 1, 1996.**                                   quarter ended September 30, 1996.*

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


                                               EXHIBIT INDEX (continued)

Designation                      Description                                   Method of Filing
-----------                      -----------                                   ----------------


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

Exhibit 10-R-1       Amendment No. 1 dated as of November                Filed as Exhibit 10-R-1 to the Registrant's
                     15, 1995 to Support Agreement between               Annual Report on Form 10-K for the year
                     the Registrant and Ford Credit Europe.              ended December 31, 1995.*

Exhibit 10-S         Select Retirement Plan                              Filed with this Report.
                     adopted on June 9, 1994.**

Exhibit 10-T         Ford Motor Company Deferred                         Filed as Exhibit 10.2 to the Registrant's
                     Compensation Plan, effective as of                  Quarterly Report on Form 10-Q for the
                     July 13, 1995.**                                    quarter ended June 30, 1995.*

Exhibit 10-T-1       Amendments to Deferred Compensation                 Filed as Exhibit 10-T-1 to the Registrant's
                     Plan, effective as of July 13, 1995 and             Annual Report on Form 10-K for the year
                     October 1, 1995.**                                  ended December 31, 1995.*

Exhibit 10-T-2       Amendments to Deferred Compensation                 Filed as Exhibit 10.2 to the Registrant's
                     Plan, effective as of October 1, 1996.**            Quarterly Report on Form 10-Q for the
                                                                         quarter ended September 30, 1996.*

Exhibit 10-U         Description of Amendments to Supplemental           Filed as Exhibit 10-U to the Registrant's
                     Executive Retirement Plan and Executive             Annual Report on Form 10-K for the year
                     Separation Allowance Plan, adopted                  ended December 31, 1995.*
                     January 25, 1996.**

Exhibit 10-U-2       Description of Amendment to Supplemental            Filed with this Report.
                     Executive Retirement Plan and Executive
                     Separation Allowance Plan, effective as of
                     July 1, 1996.**

Exhibit 11           Computation of Primary and Fully Diluted            Filed with this Report.
                     Earnings per Share.

                                              EXHIBIT INDEX (continued)

Designation                      Description                                   Method of Filing
-----------                      -----------                                   ----------------


Exhibit 12           Computation of Ratio of Earnings to                 Filed with this Report.
                     Combined Fixed Charges and Preferred
                     Stock Dividends.

Exhibit 21           List of Subsidiaries of the Registrant              Filed with this Report.
                     as of March 15, 1997.

Exhibit 23           Consent of Independent Certified Public             Filed with this Report.
                     Accountants.

Exhibit 24           Powers of Attorney.                                 Filed with this Report.

---------------
*     Incorporated by reference as an exhibit hereto
**    Management contract or compensatory plan or arrangement

