Form 10-Q
period 1997-03-31
FORD MOTOR CO
filed 1997-05-08
CIK 37996

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q




(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the quarterly period ended          March 31, 1997           OR
                                    ---------------------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    --------------


                         Commission file number 1-3950
                                                ------



                               Ford Motor Company
                               ------------------
             (Exact name of registrant as specified in its charter)

                      Incorporated in Delaware 38-0549190
                      -----------------------------------
                (State or other jurisdiction of (I.R.S. Employer
              incorporation or organization) Identification Number)

                  The American Road, Dearborn, Michigan 48121
                  -------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1997, the Registrant had outstanding 1,119,979,990 shares of Common Stock and 70,852,076 shares of Class B Stock.




                                  Page 1 of 19


               Exhibit index located on sequential page number 16



                                                 Ford Motor Company and Subsidiaries

                                                             HIGHLIGHTS
                                                             ----------

                                                                             First Quarter
                                                                       -------------------------
                                                                         1997             1996
                                                                       --------         --------
                                                                              (unaudited)
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- United States                                                            979              940
- Outside United States                                                    702              698
                                                                         -----            -----
   Total                                                                 1,681            1,638
                                                                         =====            =====

Sales and revenues (in millions)
- Automotive                                                           $28,925          $28,297
- Financial Services                                                     7,277            6,928
                                                                       -------          -------
   Total                                                               $36,202          $35,225
                                                                       =======          =======

Net income (in millions)
- Automotive                                                           $ 1,004          $   142
- Financial Services                                                       465              511
                                                                       -------          -------
   Total                                                               $ 1,469          $   653
                                                                       =======          =======

Capital expenditures (in millions)
- Automotive                                                           $ 1,613          $ 1,789
- Financial Services                                                       126              113
                                                                       -------          -------
   Total                                                               $ 1,739          $ 1,902
                                                                       =======          =======

Automotive capital expenditures as a
 percentage of sales                                                       5.6%             6.3%

Stockholders' equity at March 31
- Total (in millions)                                                  $27,252          $24,540
- After-tax return on Common and
   Class B stockholders' equity                                           22.1%            10.7%

Automotive cash and marketable securities
 at March 31 (in millions)                                             $15,967          $12,937

Automotive debt at March 31
 (in millions)                                                         $ 8,202          $ 7,175

After-tax return on sales
- U.S. Automotive                                                          4.5%             0.3%
- Total Automotive                                                         3.5              0.6

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                                             1,190            1,168
- Number outstanding at March 31                                         1,191            1,175

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income assuming full dilution
- Automotive                                                           $  0.82          $  0.11
- Financial Services                                                      0.38             0.42
                                                                       -------          -------
   Total                                                               $  1.20          $  0.53
                                                                       =======          =======

Cash dividends                                                         $ 0.385          $  0.35


                                                 Ford Motor Company and Subsidiaries

                                                         VEHICLE UNIT SALES
                                                         ------------------

                                            For the Periods Ended March 31, 1997 and 1996
                                                           (in thousands)


                                                                            First Quarter
                                                                       -----------------------
                                                                        1997            1996
                                                                       -------         -------
                                                                             (unaudited)
North America
United States
 Cars                                                                     367             378
 Trucks                                                                   612             562
                                                                        -----           -----
  Total United States                                                     979             940

Canada                                                                     69              50
Mexico                                                                     18              12
                                                                        -----           -----

  Total North America                                                   1,066           1,002

Europe
Germany                                                                   115             118
Britain                                                                    98             118
Italy                                                                      64              56
Spain                                                                      46              48
France                                                                     36              51
Other countries                                                            97              84
                                                                        -----           -----

  Total Europe                                                            456             475

Other international
Brazil                                                                     53              47
Australia                                                                  30              32
Taiwan                                                                     25              31
Argentina                                                                  17              16
Japan                                                                      10              16
Other countries                                                            24              19
                                                                        -----           -----

  Total other international                                               159             161
                                                                        -----           -----

Total worldwide vehicle unit sales                                      1,681           1,638
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

Item 1. Financial Statements
----------------------------

                                                 Ford Motor Company and Subsidiaries


                                                  CONSOLIDATED STATEMENT OF INCOME
                                                  --------------------------------

                                            For the Periods Ended March 31, 1997 and 1996
                                                            (in millions)


                                                                             First Quarter
                                                                       -------------------------
                                                                         1997             1996
                                                                       --------         --------
                                                                              (unaudited)
AUTOMOTIVE
Sales                                                                  $28,925          $28,297

Costs and expenses (Note 2)
Costs of sales                                                          25,683           26,510
Selling, administrative and other expenses                               1,538            1,472
                                                                       -------          -------
  Total costs and expenses                                              27,221           27,982

Operating income                                                         1,704              315

Interest income                                                            249              184
Interest expense                                                           194              172
                                                                       -------          -------
  Net interest income                                                       55               12
Equity in net (loss) of affiliated companies                              (144)             (52)
Net expense from transactions with Financial Services                      (19)             (20)
                                                                       -------          -------

Income before income taxes - Automotive                                  1,596              255

FINANCIAL SERVICES
Revenues                                                                 7,277            6,928

Costs and expenses
Interest expense                                                         2,356            2,421
Depreciation                                                             1,765            1,691
Operating and other expenses                                             1,500            1,428
Provision for credit and insurance losses                                  845              576
                                                                       -------          -------
  Total costs and expenses                                               6,466            6,116
Net revenue from transactions with Automotive                               19               20
                                                                       -------          -------

Income before income taxes - Financial Services                            830              832
                                                                       -------          -------

TOTAL COMPANY
Income before income taxes                                               2,426            1,087

Provision for income taxes                                                 898              413
                                                                       -------          -------

Income before minority interests                                         1,528              674

Minority interests in net income of subsidiaries                            59               21
                                                                       -------          -------

Net income                                                             $ 1,469          $   653
                                                                       =======          =======

Income attributable to Common and Class B Stock
 after preferred stock dividends                                       $ 1,455          $   634

Average number of shares of Common and Class B
 Stock outstanding                                                       1,190            1,168

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

Income                                                                 $  1.22          $  0.54

Income assuming full dilution                                          $  1.20          $  0.53

Cash dividends                                                         $ 0.385          $  0.35


The accompanying notes are part of the financial statements.


                                                 Ford Motor Company and Subsidiaries


                                                     CONSOLIDATED BALANCE SHEET
                                                     --------------------------
                                                            (in millions)
                                                                                      March 31,           December 31,
                                                                                        1997                  1996
                                                                                    ------------          ------------
ASSETS                                                                               (unaudited)
Automotive
Cash and cash equivalents                                                             $  3,299              $  3,578
Marketable securities                                                                   12,668                11,836
                                                                                      --------              --------
   Total cash and marketable securities                                                 15,967                15,414

Receivables                                                                              3,375                 3,133
Inventories (Note 3)                                                                     7,237                 6,656
Deferred income taxes                                                                    3,195                 3,296
Other current assets                                                                     2,925                 3,193
Net current receivable from Financial Services                                             525                     0
                                                                                      --------              --------
   Total current assets                                                                 33,224                31,692

Equity in net assets of affiliated companies                                             2,290                 2,483
Net property                                                                            33,039                33,527
Deferred income taxes                                                                    4,484                 4,429
Other assets                                                                             7,385                 7,527
                                                                                      --------              --------
   Total Automotive assets                                                              80,422                79,658

Financial Services
Cash and cash equivalents                                                                2,499                 3,689
Investments in securities                                                                2,515                 2,307
Net receivables and lease investments                                                  161,615               161,906
Other assets                                                                            14,906                14,834
Net receivable from Automotive                                                               0                   473
                                                                                      --------              --------
   Total Financial Services assets                                                     181,535               183,209
                                                                                      --------              --------

   Total assets                                                                       $261,957              $262,867
                                                                                      ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                        $ 11,298              $ 11,735
Other payables                                                                           2,229                 2,206
Accrued liabilities                                                                     16,242                16,587
Income taxes payable                                                                       977                   508
Debt payable within one year                                                             1,756                 1,661
Net current payable to Financial Services                                                    0                   473
                                                                                      --------              --------
   Total current liabilities                                                            32,502                33,170

Long-term debt                                                                           6,446                 6,495
Other liabilities                                                                       27,400                26,793
Deferred income taxes                                                                    1,199                 1,225
                                                                                      --------              --------
   Total Automotive liabilities                                                         67,547                67,683

Financial Services
Payables                                                                                 5,059                 4,695
Debt                                                                                   149,669               150,205
Deferred income taxes                                                                    3,619                 4,338
Other liabilities and deferred income                                                    7,606                 8,504
Net payable to Automotive                                                                  525                     0
                                                                                      --------              --------
   Total Financial Services liabilities                                                166,478               167,742

Company-obligated mandatorily redeemable preferred securities of a subsidiary
 trust holding junior subordinated debentures of the Company (Note 5)                      680                   680

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate liquidation
  preference of $671 million and $694 million)                                               *                     *
 Common Stock, par value $1.00 per share
  (1,121 and 1,118 million shares issued)                                                1,121                 1,118
 Class B Stock, par value $1.00 per share (71 million shares issued)                        71                    71
Capital in excess of par value of stock                                                  5,288                 5,268
Foreign currency translation adjustments and other                                        (559)                  (29)
Earnings retained for use in business                                                   21,331                20,334
                                                                                      --------              --------
   Total stockholders' equity                                                           27,252                26,762
                                                                                      --------              --------

   Total liabilities and stockholders' equity                                         $261,957              $262,867
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


                                                 Ford Motor Company and Subsidiaries

                                           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           ----------------------------------------------

                                            For the Periods Ended March 31, 1997 and 1996
                                                            (in millions)


                                                                           First Quarter 1997        First Quarter 1996
                                                                         ----------------------    ----------------------
                                                                                      Financial                 Financial
                                                                         Automotive   Services     Automotive   Services
                                                                         ----------   ---------    ----------   ---------
                                                                               (unaudited)               (unaudited)

Cash and cash equivalents at January 1                                    $ 3,578     $  3,689      $ 5,750     $  2,690

Cash flows from operating activities before securities trading              3,161        2,342        2,916        3,014
Net (purchases)/sales of trading securities                                  (832)          37         (197)         281
                                                                          -------     --------      -------     --------
   Net cash flows from operating activities                                 2,329        2,379        2,719        3,295

Cash flows from investing activities
 Capital expenditures                                                      (1,613)        (126)      (1,789)        (113)
 Acquisitions of receivables and lease investments                              -      (26,481)           -      (28,164)
 Collections of receivables and lease investments                               -       21,192            -       20,949
 Net acquisitions of daily rental vehicles                                      -         (528)           -         (989)
 Purchases of securities                                                        0       (1,054)         (10)      (3,433)
 Sales and maturities of securities                                             0          793            0        3,217
 Proceeds from sales of receivables and lease investments                       -          807            -        1,775
 Net investing activity with Financial Services                               364            -           (3)           -
 Other                                                                         78          151          (97)         209
                                                                          -------     --------      -------     --------
   Net cash used in investing activities                                   (1,171)      (5,246)      (1,899)      (6,549)
Cash flows from financing activities
 Cash dividends                                                              (472)          (7)        (428)           -
 Issuance of Common Stock                                                      23            -           40            -
 Changes in short-term debt                                                  (101)       1,033         (158)          34
 Proceeds of other debt                                                       210        3,842           14        6,126
 Principal payments on other debt                                             (64)      (3,839)          (3)      (3,462)
 Net financing activity with Automotive                                         -         (364)           -            3
 Other                                                                          0          106            1           43
                                                                          -------     --------      -------     --------
   Net cash (used in)/provided by financing activities                       (404)         771         (534)       2,744

Effect of exchange rate changes on cash                                       (35)         (92)         (28)         (48)
Net transactions with Automotive/Financial Services                          (998)         998           66          (66)
                                                                          -------     --------      -------     --------

   Net (decrease)/increase in cash and cash equivalents                      (279)      (1,190)         324         (624)
                                                                          -------     --------      -------     --------

Cash and cash equivalents at March 31                                     $ 3,299     $  2,499      $ 6,074     $  2,066
                                   ==                                     =======     ========      =======     ========



The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)


1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K (the "10-K Report") for the year ended December 31, 1996. For purposes hereof, "Ford" or the "Company" means Ford Motor Company and its majority owned subsidiaries unless the context requires otherwise. Certain amounts for prior periods have been reclassified to conform with 1997 presentations, including additional elimination of intercompany sales.


2.   Selected Automotive costs and expenses are summarized as follows
     (in millions):

                                                                                First Quarter
                                                                       ----------------------------
                                                                          1997              1996
                                                                       ----------       -----------
     Depreciation                                                         $683             $636
     Amortization                                                          787              764

3.   Automotive inventories are summarized as follows (in millions):

                                                                         March 31,      December 31,
                                                                           1997             1996
                                                                       ------------     ------------

     Raw materials, work in process and supplies                          $3,831          $3,374
     Finished products                                                     3,406           3,282
                                                                          ------          ------
        Total inventories                                                 $7,237          $6,656
                                                                          ======          ======

     U.S. inventories                                                     $2,795          $2,280

4. Company-Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust - The sole asset of Ford Motor Company Capital Trust I (the "Trust"), which is the obligor on the Preferred Securities of such Trust, is $632 million principal amount of 9% Junior Subordinated Debentures due 2025 of Ford Motor Company.

[Coopers & Lybrand L.L.P. letterhead]









                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Stockholders
Ford Motor Company


We have reviewed the consolidated balance sheet of Ford Motor Company and Subsidiaries at March 31, 1997 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in the Ford Motor Company Quarterly Report on Form 10-Q for the quarter ended March 31, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated
January 27, 1997, we expressed an unqualified opinion on those consolidated financial statements.





/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
April 16, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

OVERVIEW

The company's worldwide net income was $1,469 million in first quarter 1997, or $1.20 per share of Common and Class B Stock (fully diluted), compared with $653 million, or $0.53 per share (fully diluted) in first quarter 1996. The company's worldwide sales and revenues were $36.2 billion, up $1 billion from a year ago. Vehicle unit sales of cars and trucks were 1,681,000, up 43,000 units. Stockholders' equity was $27.3 billion at March 31, 1997, up $490 million compared with December 31, 1996.

During first quarter 1997, the company announced several adjustments to capacity: eliminating a shift at its Halewood plant in Britain; idling the passenger car system at its Lorain, Ohio assembly plant; and, in Brazil, closing two foundries and an engine plant and downsizing the Ipiranga Truck Plant. Ford also announced steps to improve product mix by discontinuing Ford Aspire, Probe, Thunderbird and Aerostar, and Mercury Cougar. A one-time charge relating to most of these actions will be reflected in second quarter results.

Although first quarter results were favorable, there are a number of cautionary factors going forward -- rising U.S. interest rates, the value of the yen, overall European market conditions, and increasing competition worldwide could affect results unfavorably in the balance of the year.


RESULTS OF OPERATIONS

The company's net income for worldwide Automotive operations in the first quarter 1997 and 1996 was as follows (in millions):

                                                            Net Income/(Loss)
                                                          ---------------------
                                                           1997           1996
                                                          ------         ------
            U.S. Automotive                               $  836          $ 48

            Automotive Outside U.S.
            - Europe                                         105            73
            - South America                                  (47)          (60)
            - Other                                          110            81
                                                          ------          ----
             Total Automotive Outside U.S.                   168            94
                                                          ------          ----
               Total Automotive                           $1,004          $142
                                                          ======          ====

The company's net income for worldwide Financial Services operations in first quarter 1997 and 1996 was as follows (in millions):

                                                            Net Income/(Loss)
                                                          ---------------------
                                                           1997           1996
                                                          ------         ------
            Ford Credit                                    $276           $339
            The Associates                                  238*           192
            USL Capital                                       -             40
            Hertz                                            20              9
            Minority Interests, Eliminations and Other      (69)           (69)
                                                           ----           ----
              Total Financial Services                     $465           $511
                                                           ====           ====
            - - - - -
            *Ford's share was $192 million


FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

Automotive Operations
---------------------

Ford's worldwide Automotive operations earned $1,004 million in first quarter 1997 on sales of $28.9 billion, compared with $142 million in first quarter 1996 on sales of $28.3 billion. Overall, the increase reflected primarily improved earnings in all regions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

Earnings for Automotive operations in the U.S. were up $788 million in first quarter 1997 compared with a year ago. The increase reflected primarily higher margins resulting from cost reductions and vehicle mix improvements. U.S. Automotive after-tax return on sales was 4.5% in first quarter 1997, up 4.2 points from a year ago.

The U.S. economy continued to grow at a moderate rate in first quarter 1997, with interest rates and inflation at comparatively low levels. The seasonally-adjusted annual selling rate for the U.S. car and truck industry was
15.9 million units in the first quarter, up from 15.7 million units in first quarter 1996. The company expects car and truck industry sales in 1997 to be about equal to 1996. Ford's combined U.S. car and truck share was 25.1%, down 7/10 of a point from a year ago, reflecting lower sales of models that will be discontinued later this year, and about equal to full year 1996.

The improvement for Automotive operations in Europe, compared with a year ago, reflected primarily cost reductions and lower taxes. The European automotive industry continues to be extremely competitive as a result of excess capacity; this trend is expected to continue in 1997 and beyond.

The seasonally-adjusted annual selling rate for the European car and truck industry was 14.5 million units in first quarter 1997, about equal to first quarter 1996. Ford's combined European car and truck market share was 11.4%, down 7/10 of a point from a year ago, reflecting the highly competitive market, and down 4/10 of a point from full year 1996.

The loss in first quarter 1997 incurred by Automotive operations in South America was lower than the loss a year ago. The improvement reflected primarily higher volume. Losses in South America are expected to continue in 1997, as modernization of the product line in Brazil and Argentina is completed. Ford will have several new products (the Ka, Fiesta, Escort and Ranger) available for sale throughout most of 1997.

Financial Services Operations
-----------------------------

Earnings for Financial Services operations were down $46 million in first quarter 1997, compared with record earnings a year ago. The reduction reflects the absence of earnings from USL Capital, substantially all of the assets of which were sold last year, and a decline in earnings at Ford Credit.

Ford Credit's earnings were down $63 million from a year ago, reflecting primarily higher credit losses and loss reserve requirements, the effect of Ford's restructuring of its financial services operations, and higher taxes. Higher levels of earning assets and improved operating cost performance were partial offsets. Ford Credit's earnings in the first quarter include a majority ownership (78%) of Ford Credit Europe, and results for first quarter 1996 have been restated to reflect this ownership change. Credit losses as a percent of average net finance receivables (including net investment in operating leases) were 0.86% in first quarter 1997, compared with 0.63% in the first quarter a year ago, reflecting an increase in repossession rates and higher losses per repossession. Higher loss reserves reflect anticipation of actual losses continuing above prior years' levels. Net financing margins remained essentially unchanged; improved yields and lower borrowing costs were offset by increased depreciation expense for leased vehicles, reflecting primarily lower-than-anticipated residual values on off-lease vehicles.

Record earnings at The Associates reflected primarily higher levels of earning assets, lower operating costs and improved net interest margins, offset partially by higher credit losses. Credit losses as a percent of average net finance receivables were 2.31% in the first quarter, compared with 1.74% a year ago. The Associates believes the higher levels of credit losses may continue.

Record earnings at Hertz reflected primarily higher revenues in U.S. car rental operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations
---------------------

Automotive cash and marketable securities were $16 billion at March 31, 1997, up $553 million from December 31, 1996. The company paid $472 million in cash dividends on its Common Stock, Class B Stock and Preferred Stock during the first three months of 1997.

Automotive capital expenditures were $1.6 billion in the first three months of 1997, down $176 million from the same period a year ago. For full year 1997, Ford's capital spending is expected to be at essentially similar levels compared with 1996; however, as a percentage of sales, spending is expected to be at similar or lower levels.

Automotive debt at March 31, 1997 totaled $8.2 billion, which was 23% of total capitalization (stockholders' equity and Automotive debt), essentially unchanged from year-end 1996.

At March 31, 1997, Ford had long-term contractually committed global credit agreements under which $8.4 billion is available from various banks at least through June 30, 2001. The entire $8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. Ford also has the ability to transfer on a nonguaranteed basis the entire $8.4 billion in varying portions to Ford Credit and Ford Credit Europe. In addition, at March 31, 1997, Ford Brasil Ltda. had $377 million of contractually committed credit facilities with various banks ranging in maturity from April 1997 to March 1998. These facilities were unused at March 31, 1997.

Financial Services Operations
-----------------------------

Financial Services cash and investments in securities totaled $5 billion at March 31, 1997, down $982 million from December 31, 1996.

Net receivables and lease investments were $161.6 billion at March 31, 1997, down $291 million from December 31, 1996.

Total debt was $149.7 billion at March 31, 1997, down $536 million from December 31, 1996.

Outstanding commercial paper at March 31, 1997 totaled $38.1 billion at Ford Credit, $17.9 billion at The Associates, and $2.4 billion at Hertz, with an average remaining maturity of 26 days, 22 days, and 24 days, respectively.

At March 31, 1997, Financial Services had a total of $42 billion of contractually committed support facilities (excluding the $8.4 billion available under Ford's global credit agreements). Of these facilities, $24.2 billion are contractually committed global credit agreements under which $19.6 billion and $4.6 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 62% and 76%, respectively, of such facilities are available through June 30, 2001. The entire $19.6 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.6 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be. At March 31, 1997, $76 million of the Ford Credit global facilities were in use and $637 million of the Ford Credit Europe global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services support facilities at March 31, 1997 consisted of $16 billion of contractually committed support facilities available to various affiliates in the U.S. and $1.8 billion of contractually committed support facilities available to various affiliates outside the U.S.; at March 31, 1997, approximately $1.1 billion of these facilities were in use. Furthermore, banks provide $1.6 billion of liquidity facilities to support the asset-backed commercial paper program of a Ford Credit sponsored special purpose entity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

ACCOUNTING CHANGES

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", was issued by the Financial Accounting Standards Board in February 1997. Adoption of SFAS 128, effective for periods ending after December 15, 1997, is not expected to have a material effect on reported earnings.


INITIAL PUBLIC OFFERING OF COMMON STOCK OF HERTZ CORPORATION

In April 1997, Hertz completed an initial public offering of its common stock representing an 18.5% interest in Hertz (the "IPO"). Substantially all of the net proceeds from the IPO was used to reduce short-term indebtedness (commercial paper) of Hertz. Hertz had increased its outstanding commercial paper to repay an intercompany debt owed to Ford in the amount of $460 million. A gain from the IPO will be reflected in Ford's second quarter results.


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

                           Part II. Other Information
                           --------------------------

Item 1.  Legal Proceedings
--------------------------

In April 1997, Ford became the subject of an administrative enforcement proceeding before a Department of Labor administrative law judge challenging Ford's compliance with obligations imposed by Executive Order 11246, as amended, in connection with Ford's federal government contracts. Executive Order 11246 prohibits employment discrimination by government contractors and subcontractors. In this proceeding, the Office of Federal Contract Compliance Programs ("OFCCP") claims that, during 1993, Ford's Kentucky Truck Plant used a hiring process for entry-level laborer positions that discriminated against female applicants. OFCCP further claims that Ford failed to make available required records and otherwise cooperate fully with the agency during a compliance review that was begun in early 1993. OFCCP is seeking orders from the court canceling Ford's contracts with the federal government and debarring Ford from future federal government contract work, in addition to an order awarding back pay to the "affected class of women". If OFCCP prevails, Ford's results of operations could be substantially adversely affected.

Also filed in April 1997 was a new purported class action lawsuit involving the Bronco II. This lawsuit was filed in federal court in the Southern District of West Virginia and purports to represent a class of former plaintiffs in formerly pending Bronco II personal injury cases. Plaintiffs allege that Ford and a Ford expert on the design history of the Bronco II conspired to fraudulently conceal documents that would establish (a) that Ford paid such expert to offer false testimony in favor of Ford regarding the design of the Bronco II, and (b) that Ford knew the design of the Bronco II rendered the vehicle unstable and prone to rollover under normal driving conditions. Plaintiffs seek compensatory and punitive damages, prejudgment interest, costs, and attorneys' fees. If the plaintiffs were to prevail in this lawsuit, Ford could be required to pay substantial damages.

Finally, two purported class actions relating to airbags were also filed in April 1997. These lawsuits, which are in state courts in Louisiana and Texas, allege that motor vehicle airbags are defective because they cause injury to children and small adults. The actions are brought on behalf of (a) all residents of Louisiana and Texas, who purchased airbag-equipped automobiles and
(b) purchasers throughout the United States who purchased such vehicles in Louisiana or Texas. These actions are brought against the following defendants:
Volvo of North America, Inc., General Motors Corporation, Ford Motor Company, Chrysler Corporation, Spinato Chrysler Plymouth, Inc. d/b/a Bergeron Volvo, other corporations whose identities are unknown (e.g., all other automobile manufacturers), and all unidentified automobile dealers throughout the states of Louisiana and Texas. Plaintiffs' claims in both cases are based on the anticipated action by the National Highway Traffic Safety Administration ("NHTSA") to allow deactivation of airbags at the owners' request. Plaintiffs claim that it will be necessary to have the airbags deactivated pursuant to the guidelines established by NHTSA to ensure occupant safety, and that they will have been deprived of a purported safety device for which they paid. Plaintiffs seek damages including recovery of the cost of the airbags. Were plaintiffs to prevail in these lawsuits, Ford could be required to pay substantial damages.



                                                                                           Supplemental Schedule

                                                         Ford Motor Company

                                            CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                                            ---------------------------------------------
                                                            (in millions)




                                                       March 31,                December 31,
Ford Capital B.V.                                        1997                       1996
-----------------                                    ------------               ------------
                                                                  (unaudited)
Current assets                                          $2,002                     $1,660
Noncurrent assets                                        3,083                      3,491
                                                        ------                     ------
  Total assets                                          $5,085                     $5,151
                                                        ======                     ======

Current liabilities                                     $1,461                     $1,116
Noncurrent liabilities                                   3,136                      3,544
Minority interests in net
 assets of subsidiaries                                     18                         18
Stockholder's equity                                       470                        473
                                                        ------                     ------
  Total liabilities and
   stockholder's equity                                 $5,085                     $5,151
                                                        ======                     ======


                                                     First Quarter              First Quarter
                                                         1997                       1996
                                                     -------------              -------------
                                                                  (unaudited)

Sales and other revenue                                  $744                       $822
Operating income/(loss)                                    34                         (3)
Income/(loss) before income taxes                          21                        (17)
Net income/(loss)                                           8                        (29)






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

      (b) Reports on Form 8-K

          The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 1997:

               Current Report on Form 8-K dated January 9, 1997 included information relating to Ford's review of strategic options with respect to Hertz.

               Current Report on Form 8-K dated January 29, 1997 included information relating to Ford's 1996 financial results.

               Current Report on Form 8-K dated February 3, 1997 included the consolidated financial statements of Ford and its subsidiaries for the year ended December 31, 1996.

               Current Report on Form 8-K dated February 19, 1997 included information relating to Ford's planned sale of its heavy-truck business to Freightliner Corporation.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                FORD MOTOR COMPANY
                                            -------------------------
                                                  (Registrant)




Date:    May 8, 1997                        By:  /s/ W. J. Cosgrove
     ------------------                        ----------------------
                                                 W. J. Cosgrove
                                                 Corporate Controller
                                                 (principal accounting officer)




                                  EXHIBIT INDEX
                                  -------------





                                                                                         Sequential
                                                                                         Page Number
Designation                                  Description                               at Which Found
------------          ----------------------------------------------------------       --------------

Exhibit 11            Ford Motor Company and Subsidiaries Computation of Primary            17
                      and Fully Diluted Earnings Per Share in Accordance with
                      Opinion 15 of the Accounting Principles Board.

Exhibit 12            Ford Motor Company and Subsidiaries Calculation of Ratio of           18
                      Earnings to Combined Fixed Charges and Preferred Stock
                      Dividends.

Exhibit 15            Letter of Coopers & Lybrand L.L.P., Independent Public                19
                      Accountants, dated May 8, 1997 relating to Financial
                      Information.

