Form 10-Q
period 1997-06-30
FORD MOTOR CO
filed 1997-08-07
CIK 37996

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q






(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

    For the quarterly period ended        June 30, 1997        OR
                                  ----------------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to
                                   -----------------  ----------------

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
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1997, the Registrant had outstanding 1,123,519,937 shares of Common Stock and 70,852,076 shares of Class B Stock.

               Exhibit index located on sequential page number 19

                                            Ford Motor Company and Subsidiaries

                                                         HIGHLIGHTS
                                                         ----------



                                                        Second Quarter                            First Half
                                                   -------------------------              --------------------------
                                                     1997              1996                  1997              1996
                                                   -------          --------              --------           -------
                                                          (unaudited)                             (unaudited)
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- United States                                      1,110             1,067                 2,089             2,007
- Outside United States                                769               743                 1,471             1,441
                                                     -----             -----                 -----             -----
   Total                                             1,879             1,810                 3,560             3,448
                                                     =====             =====                 =====             =====

Sales and revenues (in millions)
- Automotive                                       $32,805           $31,762               $61,730           $60,059
- Financial Services                                 7,460             7,211                14,737            14,139
                                                   -------           -------               -------           -------
   Total                                           $40,265           $38,973               $76,467           $74,198
                                                   =======           =======               =======           =======

Net income (in millions)
- Automotive                                       $ 1,735           $ 1,108               $ 2,739           $ 1,250
- Financial Services                                   795               795                 1,260             1,306
                                                   -------           -------               -------           -------
   Total                                           $ 2,530           $ 1,903               $ 3,999           $ 2,556
                                                   =======           =======               =======           =======

Capital expenditures (in millions)
- Automotive                                       $ 1,872           $ 1,779               $ 3,485           $ 3,568
- Financial Services                                   140                87                   266               200
                                                   -------           -------               -------           -------
   Total                                           $ 2,012           $ 1,866               $ 3,751           $ 3,768
                                                   =======           =======               =======           =======

Automotive capital expenditures as a
 percentage of sales                                   5.7%              5.6%                  5.6%              5.9%

Stockholders' equity at June 30
- Total (in millions)                              $29,113           $25,840               $29,113           $25,840
- After-tax return on Common and
   Class B stockholders' equity                       36.5%             30.9%                 29.5%             21.0%

Automotive cash and marketable
 securities at June 30 (in millions)               $18,184           $15,240               $18,184           $15,240

Automotive debt at June 30
 (in millions)                                     $ 8,319           $ 6,828               $ 8,319           $ 6,828

After-tax return on sales
- U.S. Automotive                                      5.5%              3.5%                  5.1%              2.0%
- Total Automotive                                     5.3               3.5                   4.5               2.1

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                         1,193             1,178                 1,191             1,173
- Number outstanding at June 30                      1,194             1,182                 1,194             1,182

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income assuming full dilution
- Automotive                                       $  1.41           $  0.91               $  2.22           $  1.02
- Financial Services                                  0.65              0.65                  1.03              1.08
                                                   -------           -------               -------           -------
   Total                                           $  2.06           $  1.56               $  3.25           $  2.10
                                                   =======           =======               =======           =======

Cash dividends                                     $  0.42           $  0.35               $ 0.805           $  0.70


                                            Ford Motor Company and Subsidiaries

                                                    VEHICLE UNIT SALES
                                                    ------------------
                                       For the Periods Ended June 30, 1997 and 1996
                                                      (in thousands)



                                                   Second Quarter                           First Half
                                               ----------------------                -----------------------
                                                1997            1996                  1997             1996
                                               ------          ------                ------           ------
                                                    (unaudited)                             (unaudited)

North America
United States
 Cars                                            439              463                   806              841
 Trucks                                          671              604                 1,283            1,166
                                               -----            -----                 -----            -----
  Total United States                          1,110            1,067                 2,089            2,007

Canada                                            86               72                   155              122
Mexico                                            19               14                    37               26
                                               -----            -----                 -----            -----

  Total North America                          1,215            1,153                 2,281            2,155

Europe
Britain                                          138              158                   236              276
Germany                                          108              128                   223              246
Italy                                             71               43                   135               99
France                                            40               54                    76              105
Spain                                             38               39                    84               87
Other countries                                   85               85                   182              169
                                               -----            -----                 -----            -----

  Total Europe                                   480              507                   936              982

Other international
Brazil                                            77               46                   130               93
Australia                                         36               35                    66               67
Argentina                                         20               15                    37               31
Taiwan                                            17               21                    42               52
Japan                                             11               12                    21               28
Other countries                                   23               21                    47               40
                                               -----            -----                 -----            -----

  Total other international                      184              150                   343              311
                                               -----            -----                 -----            -----

Total worldwide vehicle unit sales             1,879            1,810                 3,560            3,448
                                               =====            =====                 =====            =====



Vehicle unit sales are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers


                                                  Part I. Financial Information
                                                  -----------------------------

Item 1. Financial Statements
----------------------------

                                                Ford Motor Company and Subsidiaries

                                                  CONSOLIDATED STATEMENT OF INCOME
                                                  --------------------------------

                                           For the Periods Ended June 30, 1997 and 1996
                                                           (in millions)

                                                                   Second Quarter                    First Half
                                                              -----------------------         -----------------------
                                                                1997            1996             1997           1996
                                                              -------        --------         --------       --------
                                                                    (unaudited)                      (unaudited)
AUTOMOTIVE
Sales                                                         $32,805        $31,762          $61,730         $60,059

Costs and expenses (Note 2)
Costs of sales                                                 28,659         28,505           54,342          55,015
Selling, administrative and other expenses                      1,702          1,633            3,240           3,105
                                                              -------        -------          -------         -------
  Total costs and expenses                                     30,361         30,138           57,582          58,120

Operating income                                                2,444          1,624            4,148           1,939

Interest income                                                   300            217              549             401
Interest expense                                                  206            210              400             382
                                                              -------        -------          -------         -------
  Net interest income                                              94              7              149              19
Equity in net income/(loss) of affiliated companies                79             77              (65)             25
Net expense from transactions with
 Financial Services                                               (34)           (17)             (53)            (37)
                                                              -------        -------          -------         -------

Income before income taxes - Automotive                         2,583          1,691            4,179           1,946

FINANCIAL SERVICES
Revenues                                                        7,460          7,211           14,737          14,139

Costs and expenses
Interest expense                                                2,422          2,439            4,778           4,860
Depreciation                                                    1,774          1,675            3,539           3,366
Operating and other expenses                                    1,574          1,507            3,074           2,935
Provision for credit and insurance losses                         794            610            1,639           1,186
Write-down of investment in
 Budget Rent a Car Corporation                                      -            700                -             700
                                                              -------        -------          -------         -------
  Total costs and expenses                                      6,564          6,931           13,030          13,047
Net revenue from transactions with Automotive                      34             17               53              37
Gain on sale of Common Stock
 of a subsidiary (Note 3)                                         269            650              269             650
                                                              -------        -------          -------         -------

Income before income taxes - Financial Services                 1,199            947            2,029           1,779
                                                              -------        -------          -------         -------

TOTAL COMPANY
Income before income taxes                                      3,782          2,638            6,208           3,725
Provision for income taxes                                      1,182            694            2,080           1,107
                                                              -------        -------          -------         -------
Income before minority interests                                2,600          1,944            4,128           2,618
Minority interests in net income of subsidiaries                   70             41              129              62
                                                              -------        -------          -------         -------
Net income                                                    $ 2,530        $ 1,903          $ 3,999         $ 2,556
                                                              =======        =======          =======         =======
Income attributable to Common and Class B Stock
 after preferred stock dividends                              $ 2,516        $ 1,887          $ 3,971         $ 2,521

Average number of shares of Common and Class B
 Stock outstanding                                              1,193          1,178            1,191           1,173

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

Income                                                        $  2.11        $  1.60          $  3.33         $  2.15

Income assuming full dilution                                 $  2.06        $  1.56          $  3.25         $  2.10

Cash dividends                                                $  0.42        $  0.35          $ 0.805         $  0.70


The accompanying notes are part of the financial statements.



                                            Ford Motor Company and Subsidiaries

                                                CONSOLIDATED BALANCE SHEET
                                                --------------------------
                                                        (in millions)

                                                                                          June 30,         December 31,
                                                                                            1997               1996
                                                                                         ----------        ------------
ASSETS                                                                                   (unaudited)
Automotive
Cash and cash equivalents                                                                 $  3,206          $  3,578
Marketable securities                                                                       14,978            11,836
                                                                                          --------          --------
   Total cash and marketable securities                                                     18,184            15,414

Receivables                                                                                  3,364             3,133
Inventories (Note 5)                                                                         6,136             6,656
Deferred income taxes                                                                        3,182             3,296
Other current assets                                                                         3,610             3,193
Net current receivable from Financial Services                                                 190                 0
                                                                                          --------          --------
   Total current assets                                                                     34,666            31,692

Equity in net assets of affiliated companies                                                 2,283             2,483
Net property                                                                                33,491            33,527
Deferred income taxes                                                                        4,267             4,429
Other assets                                                                                 8,621             7,527
                                                                                          --------          --------
   Total Automotive assets                                                                  83,328            79,658

Financial Services
Cash and cash equivalents                                                                    1,859             3,689
Investments in securities                                                                    2,719             2,307
Net receivables and lease investments                                                      168,319           161,906
Other assets                                                                                15,191            14,834
Net receivable from Automotive                                                                   0               473
                                                                                          --------          --------
   Total Financial Services assets                                                         188,088           183,209
                                                                                          --------          --------

   Total assets                                                                           $271,416          $262,867
                                                                                          ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                            $ 11,521          $ 11,735
Other payables                                                                               2,435             2,206
Accrued liabilities                                                                         17,387            16,587
Income taxes payable                                                                         1,213               508
Debt payable within one year                                                                 1,624             1,661
Net current payable to Financial Services                                                        0               473
                                                                                          --------          --------
   Total current liabilities                                                                34,180            33,170

Long-term debt                                                                               6,695             6,495
Other liabilities                                                                           27,960            26,793
Deferred income taxes                                                                        1,162             1,225
                                                                                          --------          --------
   Total Automotive liabilities                                                             69,997            67,683

Financial Services
Payables                                                                                     4,258             4,695
Debt                                                                                       155,531           150,205
Deferred income taxes                                                                        3,912             4,338
Other liabilities and deferred income                                                        7,736             8,504
Net payable to Automotive                                                                      190                 0
                                                                                         ---------          --------
   Total Financial Services liabilities                                                    171,627           167,742

Company-obligated mandatorily redeemable preferred securities of a subsidiary
 trust holding solely junior subordinated debentures of the Company (Note 6)                   679               680

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate
  liquidation preference of $655 million and $694 million)                                       *                 *
 Common Stock, par value $1.00 per share (1,125 and 1,118 million shares issued)             1,125             1,118
 Class B Stock, par value $1.00 per share (71 million shares issued)                            71                71
Capital in excess of par value of stock                                                      5,339             5,268
Foreign currency translation adjustments and other                                            (768)              (29)
Earnings retained for use in business                                                       23,346            20,334
                                                                                          --------          --------
   Total stockholders' equity                                                               29,113            26,762
                                                                                          --------          --------

   Total liabilities and stockholders' equity                                             $271,416          $262,867
                                                                                          ========          ========

- - - - -
*Less than $1 million

The accompanying notes are part of the financial statements.

                                               Ford Motor Company and Subsidiaries

                                         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                         ----------------------------------------------
                                          For the Periods Ended June 30, 1997 and 1996
                                                          (in millions)


                                                                           First Half 1997               First Half 1996
                                                                      ------------------------       ------------------------
                                                                                     Financial                      Financial
                                                                      Automotive     Services       Automotive      Services
                                                                      ----------     ---------      ----------      ---------
                                                                              (unaudited)                   (unaudited)
Cash and cash equivalents at January 1                                 $ 3,578        $  3,689        $ 5,750        $  2,690

Cash flows from operating activities before securities trading           7,675           5,559          8,497           6,236
Net (purchases)/sales of trading securities                             (3,142)           (309)        (2,085)           (242)
                                                                       -------        --------        -------        --------
   Net cash flows from operating activities                              4,533           5,250          6,412           5,994

Cash flows from investing activities
 Capital expenditures                                                   (3,485)           (266)        (3,568)           (200)
 Acquisitions of receivables and lease investments                           -         (58,064)             -         (57,024)
 Collections of receivables and lease investments                            -          43,026              -          39,628
 Net acquisitions of daily rental vehicles                                   -          (1,329)             -          (1,946)
 Purchases of securities                                                     0          (1,783)            (6)         (4,757)
 Sales and maturities of securities                                          0           2,167              7           4,327
 Proceeds from sales of receivables and lease investments                    -           1,547              -           2,764
 Net investing activity with Financial Services                              7               -              9               -
 Other                                                                      35             (95)          (557)             96
                                                                       -------        --------        -------        --------
   Net cash used in investing activities                                (3,443)        (14,797)        (4,115)        (17,112)

Cash flows from financing activities
 Cash dividends                                                           (987)              -           (857)              -
 Issuance of Common Stock                                                   77               -            116               -
 Issuance of Common Stock of a subsidiary (Note 3)                           -             453              -           1,897
 Changes in short-term debt                                               (380)          2,406            176           4,890
 Proceeds from issuance of other debt                                    1,150          12,313              0          11,239
 Principal payments on other debt                                         (606)         (8,042)          (651)         (7,051)
 Net financing activity with Automotive                                      -              (7)             -              (9)
 Other                                                                       0             (10)           (13)             29
                                                                       -------        --------        -------        --------
   Net cash (used in)/provided by financing activities                    (746)          7,113         (1,229)         10,995

Effect of exchange rate changes on cash                                    (53)            (59)           (64)           (168)
Net transactions with Automotive/Financial Services                       (663)            663           (255)            255
                                                                       -------        --------        -------        --------

   Net (decrease)/increase in cash and cash equivalents                   (372)         (1,830)           749             (36)
                                                                       -------        --------        -------        --------

Cash and cash equivalents at June 30                                   $ 3,206        $  1,859        $ 6,499        $  2,654
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


2.   Selected Automotive costs and expenses are summarized as follow
     (in millions):


                             Second Quarter                  First Half
                          --------------------          --------------------
                            1997        1996              1997        1996
                          --------    --------          --------    --------
       Depreciation        $667        $643              $1,350      $1,279
       Amortization         719         686               1,506       1,450


3. Sale of The Hertz Corporation ("Hertz") Common Stock - During April 1997, Hertz completed an initial public offering ("IPO") of its common stock representing a 19.1% economic interest in Hertz. The Company recognized in second quarter earnings a non-operating gain of $269 million resulting from the IPO; the gain was not subject to income taxes.


4. Restructurings and Dispositions - The Company recorded a pre-tax charge in second quarter totaling $272 million ($169 million after taxes) reflecting actions that will be completed during 1997 and 1998. These include primarily the discontinuation of passenger car production at the Lorain Assembly Plant resulting in a write-down of surplus assets. The charge also included employee termination costs related to the elimination of a shift at the Halewood (England) Plant, and a loss on the sale of the Heavy Truck business.


5.   Automotive inventories are summarized as follows (in millions):


                                               June 30,          December 31,
                                                 1997                1996
                                              ----------         ------------
     Raw materials, work in process
      and supplies                              $2,986              $3,374
     Finished products                           3,150               3,282
                                                ------              ------
        Total inventories                       $6,136              $6,656
                                                ======              ======

     U.S. inventories                           $1,976              $2,280


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

 [Coopers & Lybrand L.L.P. letterhead]



                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Ford Motor Company


We have reviewed the consolidated balance sheet of Ford Motor Company and Subsidiaries at June 30, 1997 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in the Ford Motor Company Quarterly Report on Form 10-Q for the quarter ended June 30, 1997. These financial statements are the responsibility of the Company's management.

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

Detroit, Michigan
July 14, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

OVERVIEW

The company's worldwide net income was $2,530 million in second quarter 1997, or $2.06 per share of Common and Class B Stock (fully diluted), compared with $1,903 million, or $1.56 per share (fully diluted) in second quarter 1996. The company's worldwide sales and revenues were $40.3 billion, up $1.3 billion from a year ago. Vehicle unit sales of cars and trucks were 1,879,000, up 69,000 units. Stockholders' equity was $29.1 billion at June 30, 1997, up $2.4 billion compared with December 31, 1996. Results in second quarter and first half 1997 and 1996 included several one-time actions (see below).

Although second quarter results were a record for the company, there are some cautions for second half 1997. There is some risk that U.S. industry volumes will soften, particularly if interest rates rise. In addition, the industry is experiencing immense competitive pressure in North America and Europe, including escalating marketing incentives and the prospect of many new competitive product entries scheduled for the remainder of the year.


ONE-TIME ACTIONS

Net income in second quarter 1997 and 1996 and first half 1997 and 1996 included several one-time actions, as follows (in millions):

                                                     Second Quarter                 First Half
                                                   -------------------         ---------------------
                                                    1997         1996           1997           1996
                                                   ------       ------         ------         ------
Automotive
- Restructuring actions                            $(169)       $ (21)         $(169)         $ (49)

Financial Services
- Sale of The Hertz Corporation common stock         269            -            269              -
- Sale of The Associates' common stock                 -          650              -            650
- Sale of USL Capital's assets                         -           19              -             19
- Net write-down for Budget Rent a
   Car Corporation                                     -         (437)             -           (437)
                                                   -----        -----          -----          -----
 Total Financial Services                            269          232            269            232
                                                   -----        -----          -----          -----

  Total Company                                    $ 100        $ 211          $ 100          $ 183
                                                   =====        =====          =====          =====

  Per share                                        $0.08        $0.17          $0.08          $0.15

See Note 3 and Note 4 (page 7) of the Notes to Financial Statements for further information on second quarter 1997 one-time actions.


RESULTS OF OPERATIONS

The company's net income for worldwide Automotive operations in second quarter 1997 and 1996 and first half 1997 and 1996 was as follows (in millions):

                                    Second Quarter              First Half
                                   -----------------         ----------------
                                    1997       1996           1997      1996
                                   ------     ------         ------    ------
 U.S. Automotive                   $1,192     $  697         $2,028    $  745

 Automotive Outside U.S.
 - Europe                             157        196            262       269
 - South America                       25        (69)           (22)     (129)
 - Other                              361        284            471       365
                                   ------     ------         ------    ------
  Total Automotive Outside U.S.       543        411            711       505
                                   ------     ------         ------    ------

   Total Automotive                $1,735     $1,108         $2,739    $1,250
                                   ======     ======         ======    ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

The company's net income for worldwide Financial Services operations in second quarter 1997 and 1996 and first half 1997 and 1996 was as follows (in millions):

                                          Second Quarter       First Half
                                         ---------------    ----------------
                                          1997      1996      1997      1996
                                         -----     -----    ------    ------
     Ford Credit                          $279      $376    $  555    $  715
     The Associates                        245       200       483       392
     USL Capital                             -        41         -        81
     Hertz                                  54        40        74        48
     One-Time Actions                      269       232       269       232
     Minority Interests, Eliminations,
      and Other                            (52)      (94)     (121)     (162)
                                          ----      ----    ------    ------
       Total Financial Services           $795      $795    $1,260    $1,306
                                          ====      ====    ======    ======


     Memo:  Ford's share of earnings in
     ----------------------------------
      The Associates                      $197      $177      $389      $369
      Hertz                                 45        40        65        48


SECOND QUARTER 1997 COMPARED WITH SECOND QUARTER 1996

Automotive Operations
---------------------

Ford's worldwide Automotive operations earned $1,735 million in second quarter 1997 on sales of $32.8 billion, compared with $1,108 million in second quarter 1996 on sales of $31.8 billion. The increase in earnings was explained primarily by improved results in the U.S.

Earnings for Automotive operations in the U.S. were up $495 million in second quarter 1997 compared with a year ago. The increase reflected primarily continuing cost and quality improvements, and improving product mix. A partial offset was higher restructuring costs. U.S. Automotive after-tax return on sales was 5.5% in second quarter 1997, up 2 points from a year ago.

The U.S. economy slowed somewhat in second quarter 1997, compared with a strong first quarter. Interest rates and inflation remained at relatively low levels. The seasonally-adjusted annual selling rate for the U.S. car and truck industry was 14.8 million units in second quarter, down from 15.6 million units in second quarter 1996. The company expects car and truck industry sales in full-year 1997 to be slightly lower than 1996. Ford's combined U.S. car and truck share was 25.6%, up 8/10 of a point from a year ago, reflecting strong acceptance of new products, and up 4/10 of a point from full year 1996.

Lower earnings for Automotive operations in Europe reflected lower volume and higher marketing and restructuring costs, offset partially by lower operating costs. The European automotive industry continues to be extremely competitive as a result of excess industry capacity; this trend is expected to continue in second half 1997 and beyond.

The seasonally-adjusted annual selling rate for the European car and truck industry was 14.6 million units in second quarter 1997, up from 14.3 million units in second quarter 1996. Ford's combined European car and truck market share was 11.6% in second quarter 1997, down 4/10 of a point from a year ago, reflecting the highly competitive market, and down 2/10 of a point from full year 1996. The company expects car and truck industry sales in full-year 1997 to be about equal to 1996.

Automotive operations in South America earned a profit in second quarter 1997, compared with a loss a year ago. The improvement reflected primarily higher industry volumes and market share, lower material costs and favorable tax adjustments, offset partially by price reductions in response to the highly competitive market. For full year 1997, Ford still expects to incur a loss in South America.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

Financial Services Operations
-----------------------------

Earnings for Financial Services operations in second quarter 1997 were equal to a year ago. Excluding one-time actions shown above, earnings were down $37 million. The reduction reflects a decline in earnings at Ford Credit, and the absence of earnings from USL Capital, substantially all of the assets of which were sold last year.

Ford Credit's earnings were down $97 million from a year ago, reflecting primarily higher credit losses and loss reserve requirements, higher taxes and lower net financing margins. Higher levels of earning assets were a partial offset. Credit losses as a percent of average net finance receivables (including net investment in operating leases) were 0.76% in second quarter 1997, compared with 0.60% in second quarter a year ago, reflecting an increase in repossession rates and higher losses per repossession. Net financing margins have deteriorated from a year ago. Higher depreciation costs on leased vehicles (reflecting lower-than-anticipated residuals) were offset partially by improved yields and borrowing costs (6.5% net borrowing rate in 1997 compared with 6.68% in 1996). Higher depreciation costs on leased vehicles are expected to continue to depress Ford Credit's earnings in second half 1997.

Record earnings at the Associates in second quarter 1997 reflected primarily higher levels of earning assets, lower operating costs, and improved net interest margins, offset partially by higher credit losses. Credit losses as a percent of average net receivables were 2.45% in second quarter 1997, compared with 1.95% in second quarter 1996. The Associates believes the higher levels of credit losses may continue.

Record earnings at Hertz reflected strong rental demand and price improvement in the domestic car rental market.


FIRST HALF 1997 COMPARED WITH FIRST HALF 1996

Ford earned $3,999 million, or $3.25 per share of Common and Class B Stock (fully diluted), in first half 1997, compared with $2,556 million, or $2.10 per share (fully diluted) in first half 1996. Results for first half 1997 and first half 1996 included several one-time actions (see above). The company's worldwide sales and revenues were $76.5 billion, up $2.3 billion from a year ago. Vehicle unit sales of cars and trucks were 3,560,000, up 112,000 units.

Automotive Operations
---------------------

Ford's worldwide Automotive operations earned $2,739 million in first half 1997 on sales of $61.7 billion, compared with $1,250 million in first half 1996 on sales of $60.1 billion. The increase was explained primarily by improved earnings in the U.S.

Earnings on Automotive operations in the U.S. were up $1,283 million in first half 1997 compared with a year ago. The increase reflected primarily higher margins from on-going cost and quality improvements, vehicle mix improvements and higher volumes. A partial offset was higher restructuring costs. U.S. Automotive after-tax return on sales was 5.1% in first half 1997, up 3.1 points from a year ago.

The seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.3 million units in first half 1997, compared with 15.6 million units in first half 1996. Ford's combined U.S. car and truck market share was 25.3%, equal to a year ago, and up 1/10 of a point from full year 1996.

Earnings on Automotive operations in Europe in first half 1997 were down $7 million from a year ago, reflecting primarily lower volumes and one-time restructuring costs, offset largely by lower operating costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

The seasonally-adjusted annual selling rate for the European car and truck industry was 14.4 million units in first half 1997, up from 14.2 million units in first half 1996. Ford's combined European car and truck market share was 11.5% in first half 1997, down 6/10 of a point from a year ago, reflecting the highly competitive market, and down 3/10 of a point from full year 1996.

Lower losses in first half 1997 incurred by Automotive operations in South America, compared to a year ago, reflected primarily higher volume and lower material costs, offset partially by price reductions in response to the highly competitive market.

Financial Services Operations
-----------------------------

Earnings for Financial Services operations were down $46 million in first half 1997, compared with a year ago. Results in first half 1997 and first half 1996 included the one-time actions shown above; excluding these one-time actions, earnings were down $83 million.

Lower consolidated net income at Ford Credit in first half 1997, compared with first half 1996, resulted primarily from the same factors as those described in the discussion of second quarter results of operations.

Higher earnings at The Associates and at Hertz in first half 1997, compared with first half 1996, reflected primarily the same factors as those described in the discussion of second quarter results of operations.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations
---------------------

Automotive cash and marketable securities were $18.2 billion at June 30, 1997, up $2.8 billion from December 31, 1996. The amount of cash and marketable securities is expected to decline during third quarter 1997, reflecting normal seasonal patterns. The company paid $987 million in cash dividends on its Common Stock, Class B Stock and Preferred Stock during first half 1997.

Automotive capital expenditures were $3.5 billion in first half 1997, down $83 million from the same period a year ago. For full year 1997, Ford's capital spending is expected to be about the same as it was in 1996; however, as a percentage of sales, spending is expected to be lower.

Automotive debt at June 30, 1997 totaled $8.3 billion, which was 22% of total capitalization (stockholders' equity and Automotive debt), essentially unchanged from year-end 1996.

At July 1, 1997, Ford had long-term contractually committed global credit agreements under which $8.4 billion is available from various banks at least through June 30, 2002. The entire $8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. Ford also has the ability to transfer on a nonguaranteed basis $8.1 billion of such credit lines in varying portions to Ford Credit and Ford Credit Europe. In addition, at July 1, 1997, $510 million of contractually committed credit facilities were available to various Automotive affiliates outside the U.S. Approximately $60 million of these facilities were in use at July 1, 1997.

Financial Services Operations
-----------------------------

Financial Services cash and investments in securities totaled $4.6 billion at June 30, 1997, down $1.4 billion from December 31, 1996.

Net receivables and lease investments were $168.3 billion at June 30, 1997, up $6.4 billion from December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

Total debt was $155.5 billion at June 30, 1997, up $5.3 billion from December 31, 1996.

Outstanding commercial paper at June 30, 1997 totaled $38.5 billion at Ford Credit, $19.3 billion at The Associates, and $2 billion at Hertz, with an average remaining maturity of 35 days, 23 days, and 24 days, respectively.

At July 1, 1997, Financial Services had a total of $42.5 billion of contractually committed support facilities (excluding the $8.1 billion available under Ford's global credit agreements). Of these facilities, $24 billion are contractually committed global credit agreements under which $19.3 billion and $4.7 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 61% and 77%, respectively, of such facilities are available through June 30, 2002. The entire $19.3 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.7 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be. At July 1, 1997, $73 million of the Ford Credit global facilities were in use and $627 million of the Ford Credit Europe global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services support facilities at July 1, 1997 consisted of $16.4 billion of contractually committed support facilities available to various affiliates in the U.S, and $2.1 billion of contractually committed support facilities available to various affiliates outside the U.S.; at July 1, 1997, approximately $1.3 billion of these facilities were in use. Furthermore, banks provide $1.6 billion of liquidity facilities to support the asset-backed commercial paper program of a Ford Credit sponsored special purpose entity.


ACCOUNTING CHANGES

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, was issued by the Financial Accounting Standards Board in June 1997. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Ford will adopt SFAS 130 beginning January 1, 1998. The effect of adopting this standard is not expected to be material.

Statement of Financial  Accounting  Standards No. 131 ("SFAS 131"),  Disclosures
about Segments of an Enterprise and Related Information, was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Ford will adopt SFAS 131 beginning January 1, 1998. The effect of adopting this standard is not expected to be material.


OTHER FINANCIAL INFORMATION

Coopers & Lybrand L.L.P., Ford's independent public accountants, performed a limited review of the financial data presented on pages 4 through 7 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, Coopers & Lybrand L.L.P. did not express an opinion on the aforementioned data. The financial data include any material adjustments or disclosures proposed by Coopers & Lybrand L.L.P. as a result of its review.

                           Part II. Other Information
                           --------------------------

Item 1.  Legal Proceedings
--------------------------

Environmental Matters
---------------------

In the sixth paragraph on page 18 of Ford's Annual Report on Form 10-K for the year ended December 31, 1996 (the "10-K Report"), Ford referred to two environmental matters involving governmental agencies and potential monetary sanctions exceeding $100,000. In July 1997, one of those matters was resolved. However, there since has arisen a new environmental investigation by a governmental agency which involves possible sanctions in excess of $100,000.

The Corporation for Clean Air, Inc. ("CCA", a California non-profit group) has filed a lawsuit in California against Ford and numerous other engine and vehicle manufacturers and owners of vehicle fleets, under California's Safe Drinking Water and Toxic Enforcement Act ("Proposition 65"). Under Proposition 65 any business that knowingly and intentionally exposes any person to certain carcinogens and reproductive toxins must provide that person with an advance clear and reasonable warning, unless the business can prove that the exposures are insignificant. CCA's complaint alleges that manufacturers and fleet owners of diesel powered vehicles are exposing California's citizens to diesel exhaust in violation of Proposition 65. Maximum penalties under Proposition 65 are $2,500 per vehicle per day of violation.


Other Matters
-------------

In the second paragraph on page 19 of the 10-K Report, Ford discussed the suit by an individual patent owner (Lemelson) alleging Ford's infringement of certain patents concerning machine vision inspection technologies. Ford reported that the district court judge had dismissed the case based on one of Ford's defenses. That defense was that the patents were unenforceable because Lemelson engaged in "undue delay" in taking 35 years and more to prosecute the patent applications. In April 1997, however, the judge reversed his decision and granted Lemelson's motion to dismiss the "undue delay" defense by Ford. At Ford's request, the judge certified the issue for appeal and stayed all further proceedings until the appeal is concluded. In June Ford filed a petition with the Court of Appeals for the Federal Circuit in Washington, D.C. requesting an appeal; Ford awaits a decision on its petition.

With respect to the paint-related class actions discussed in the third paragraph on page 19 of the 10-K Report, the plaintiffs voluntarily dismissed in May 1997 one of the nationwide cases (Jones) that had been consolidated in federal court in Louisiana. In addition, in July 1997 a statewide class action (Stallbaumer) that had been filed in Kansas, but was subsequently consolidated with the cases in Louisiana, was also voluntarily dismissed by the plaintiffs.

In the first paragraph on page 20 of the 10-K Report, Ford discussed various class actions relating to an allegedly defective ignition switch. In June 1997, State Farm Insurance Company moved to intervene as a named plaintiff in one of the purported nationwide class actions. State Farm argued that it acquired subrogation rights because of payments to members of the putative class arising out of vehicle fires allegedly caused by the purportedly defective ignition switch. Ford will oppose this motion.

With respect to the airbag class actions reported in the third paragraph on page 13 of Ford's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, an additional class action was filed in state court in Alabama, bringing the total of such lawsuits to three. Plaintiffs in these lawsuits seek economic damages, claiming that the airbags in their vehicles are defective because they can injure children and small adults. The Alabama court has conditionally certified a nationwide class of owners of Ford, Chrysler, and General Motors 1993 to 1996 model passenger vehicles and 1993 to 1997 model light trucks, vans, and sport utility vehicles containing front passenger air bags.

--------------------------------------

In July 1997 two new purported nationwide class actions were filed in state courts (and subsequently removed to Federal courts) in Illinois and Washington against Ford and Citibank on behalf of all persons who are holders of Ford Citibank Visa credit cards. The actions allege damages in an amount up to $3,500 for each cardholder who obtained a Ford Citibank credit card in reliance on the rebate program and who is precluded from accumulating discounts toward the purchase or lease of new Ford vehicles after December 1997 as a result of the termination of the rebate program. Plaintiffs contend that defendants deceptively breached their contract by unilaterally terminating the program, that defendants have been unjustly enriched as a result of the interest charges and fees collected from cardholders, and further, that defendants conspired to deprive plaintiffs of the benefits of their credit card agreement. Plaintiffs seek compensatory damages, or alternatively, reinstatement of the rebate program, and punitive damages, costs, expenses and attorneys' fees.

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

On May 8, 1997, the 1997 Annual Meeting of Stockholders of the Company was held. Following is a brief description of the matters voted upon at the meeting and a tabulation of the voting therefor:

Election of Directors. The following persons were elected directors of the Company based on the number of votes set forth opposite their respective names:

                                               Number of Votes
                                    -----------------------------------
          Nominee                        For                  Not For
   -----------------------          -------------            ----------
   Michael D. Dingman               1,701,038,351            14,454,457
   Edsel B. Ford II                 1,702,531,899            12,960,909
   William C. Ford                  1,701,835,075            13,657,733
   William C. Ford, Jr.             1,702,265,852            13,226,956
   Roberto C. Goizueta              1,701,465,392            14,027,416
   Irvine O. Hockaday, Jr.          1,702,509,753            12,983,055
   Marie-Josee Kravis               1,701,520,716            13,972,092
   Ellen R. Marram                  1,701,999,724            13,493,084
   Homer A. Neal                    1,701,216,106            14,276,702
   Carl E. Reichardt                1,701,864,682            13,628,126
   John L. Thornton                 1,698,858,480            16,634,328
   Alex Trotman                     1,699,569,389            15,923,419

There were no broker non-votes with respect to the election of directors.

Proposal 1  Ratification  of  Selection of  Independent  Public  Accountants.
----------------------------------------------------------------------------
A proposal to ratify the selection of Coopers & Lybrand as independent public accountants to audit the books of account and other corporate records of the Company for 1997 was adopted, with 1,697,643,329 votes cast for, 12,011,826 votes cast against, 5,837,653 votes abstained and no broker non-votes.

Proposal 2 Relating to the Establishment of Term Limits for Outside Directors.
-----------------------------------------------------------------------------
A proposal relating to the establishment of term limits for outside directors was rejected, with 1,490,883,812 votes cast against, 70,059,001 votes cast for, 12,560,570 votes abstained and 141,989,425 broker non-votes.

Proposal 3 Relating to the Discontinuance of Options, Rights and Stock Appreciation Rights for Management and the Board of Directors.
--------------------------------------------------------------------------------
A proposal relating to the discontinuance of all options, rights, and stock appreciation rights for management and the Board of Directors was rejected, with 1,483,310,593 votes cast against, 74,989,306 votes cast for, 15,203,484 votes abstained and 141,989,425 broker non-votes.

Proposal 4 Relating to Salary Increases and Stock Option Grants in the Event the Dividend is Cut.
--------------------------------------------------------------------------------
A proposal relating to salary increases and stock option grants for executive officers and directors in the event of a decrease in the dividend was rejected, with 1,459,930,880 votes cast against, 99,577,416 votes cast for, 13,995,087 votes abstained and 141,989,425 broker non-votes.

Proposal 5 Relating to a Proposed Review of Executive  Compensation.
-------------------------------------------------------------------
A proposal relating to a review and report on the Company's executive compensation was rejected, with 1,409,600,413 votes cast against, 118,080,448 votes cast for, 45,822,522 votes abstained and 141,989,425 broker non-votes.

Proposal 6 Relating to Independent Directors.
--------------------------------------------
A proposal relating to independent directors was rejected, with 1,447,481,344 votes cast against, 108,075,782 votes cast for, 17,946,257 votes abstained and 141,989,425 broker non-votes.


                                                                                                        Supplemental Schedule

                                                          Ford Motor Company

                                             CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                                             ---------------------------------------------
                                                             (in millions)


Ford Capital B.V.
-----------------
                                                           June 30,                  December 31,
                                                             1997                        1996
                                                          ----------                 ------------
                                                                       (unaudited)
Current assets                                              $1,338                      $1,660
Noncurrent assets                                            3,110                       3,491
                                                            ------                      ------
  Total assets                                              $4,448                      $5,151
                                                            ======                      ======

Current liabilities                                         $1,579                      $1,116
Noncurrent liabilities                                       2,391                       3,544
Minority interests in net
 assets of subsidiaries                                         16                          18
Stockholder's equity                                           462                         473
                                                            ------                      ------
  Total liabilities and
   stockholder's equity                                     $4,448                      $5,151
                                                            ======                      ======



                                                      Second Quarter                       First Half
                                                 ------------------------          ------------------------
                                                   1997            1996              1997           1996
                                                 --------        --------          --------        --------
                                                        (unaudited)                       (unaudited)
Sales and other revenue                            $637            $753             $1,381          $1,575
Operating income                                     12              14                 46              11
Income/(loss) before income taxes                     0               1                 21             (16)
Net (loss)                                          (11)            (14)                (3)            (43)




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

     (b)   Reports on Form 8-K
           -------------------
           The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 1997:

           Current Report on Form 8-K dated April 16, 1997 included information relating to Ford's first quarter 1997 financial results.
















                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  FORD MOTOR COMPANY
                                               ------------------------
                                                      (Registrant)








Date:   August 7, 1997                       By:  /s/ W. J. Cosgrove
        --------------                          ------------------------
                                                  W. J. Cosgrove
                                                  Corporate Controller
                                                  (principal accounting officer)

                                                    EXHIBIT INDEX
                                                    -------------


                                                                                                 Sequential
                                                                                                 Page Number
 Designation                                   Description                                     at Which Found
-------------       -----------------------------------------------------------------          --------------
Exhibit 11          Ford Motor Company and Subsidiaries Computation of Primary                     20-21
                    and Fully Diluted Earnings Per Share in Accordance with
                    Opinion 15 of the Accounting Principles Board.

Exhibit 12          Ford Motor Company and Subsidiaries Calculation of Ratio of                      22
                    Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 15          Letter of Coopers & Lybrand L.L.P., Independent Public                           23
                    Accountants, dated August 7, 1997, relating to Financial
                    Information.












                                                            -19-