Form 10-Q
period 1997-09-30
FORD MOTOR CO
filed 1997-11-05
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q






(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
----  EXCHANGE ACT OF 1934
      For the quarterly period ended        September 30, 1997        OR
                                     --------------------------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
      For the transition period from                 to
                                     ---------------    ---------------

                          Commission file number 1-3950
                                                 ------

                               FORD MOTOR COMPANY
                               ------------------
             (Exact name of registrant as specified in its charter)


           Incorporated in Delaware                             38-0549190
       ---------------------------------                -----------------------
        (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                   Identification Number)


        The American Road, Dearborn, Michigan                       48121
        -----------------------------------------------------------------------
        (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code:    313-322-3000
                                                             -----------------


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1997, the Registrant had outstanding 1,129,141,882 shares of Common Stock and 70,852,076 shares of Class B Stock.

               Exhibit index located on sequential page number 19

                                                Ford Motor Company and Subsidiaries

                                                            HIGHLIGHTS
                                                            ----------



                                                         Third Quarter                             Nine Months
                                                   ----------------------------            ----------------------------
                                                      1997              1996                 1997              1996
                                                   -----------        ---------            ----------        ----------
                                                           (unaudited)                            (unaudited)
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- United States                                         940               884                 3,029             2,891
- Outside United States                                 656               568                 2,123             2,009
                                                      -----             -----                 -----             -----
   Total                                              1,596             1,452                 5,152             4,900
                                                      =====             =====                 =====             =====

Sales and revenues (in millions)
- Automotive                                       $ 28,196           $26,459              $ 89,926          $ 86,518
- Financial Services                                  7,900             7,501                22,637            21,640
                                                   --------           -------              --------           -------
   Total                                           $ 36,096           $33,960              $112,563          $108,158
                                                   ========           =======              ========          ========

Net income (in millions)
- Automotive                                       $    634           $    15              $  3,373          $  1,265
- Financial Services                                    491               671                 1,751             1,977
                                                   --------           -------              --------          --------
   Total                                           $  1,125           $   686              $  5,124          $  3,242
                                                   ========           =======              ========          ========


Capital expenditures (in millions)
- Automotive                                       $  2,268           $ 2,228              $  5,753          $  5,796
- Financial Services                                    147               149                   413               349
                                                   --------           -------              --------          --------
   Total                                           $  2,415           $ 2,377              $  6,166          $  6,145
                                                   ========           =======              ========          ========

Automotive capital expenditures as a
 percentage of sales                                    8.0%              8.4%                  6.4%              6.7%

Stockholders' equity at September 30
- Total (in millions)                              $ 29,677           $26,152              $ 29,677          $ 26,152
- After-tax return on Common and
   Class B stockholders' equity                        15.4%             10.5%                 24.6%             17.4%

Automotive net cash at September 30
 (in millions)
- Cash and marketable securities                   $ 19,320           $12,960              $ 19,320          $ 12,960
- Debt                                                8,207             7,296                 8,207             7,296
                                                   --------           -------              --------          --------
   Automotive net cash                             $ 11,113           $ 5,664              $ 11,113          $  5,664
                                                   ========           =======              ========          ========

After-tax return on sales
- U.S. Automotive                                       2.6%              3.7%                  4.3%              2.5%
- Total Automotive                                      2.3%              0.1%                  3.8%              1.5%

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                          1,198             1,183                 1,193             1,177
- Number outstanding at Sept. 30                      1,200             1,185                 1,200             1,185

Common Stock price (per share)
- High                                             $46-1/8            $34-1/4              $ 46-1/8          $ 37-1/4
- Low                                               38-3/16            30                    30                27-1/4

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income assuming full dilution
- Automotive                                       $   0.51           $  0.00              $   2.72          $   1.02
- Financial Services                                   0.39              0.56                  1.43              1.64
                                                   --------           -------              --------          --------
   Total                                           $   0.90           $  0.56              $   4.15          $   2.66
                                                   ========           =======              ========          ========

Cash dividends                                     $  0.420           $ 0.385              $  1.225          $  1.085



                                                Ford Motor Company and Subsidiaries

                                                        VEHICLE UNIT SALES
                                                        ------------------

                                         For the Periods Ended September 30, 1997 and 1996
                                                          (in thousands)



                                                     Third Quarter                            Nine Months
                                               -------------------------              -------------------------
                                                1997              1996                  1997             1996
                                               --------         --------              --------         --------
                                                    (unaudited)                             (unaudited)
North America
United States
 Cars                                            399              387                 1,205            1,228
 Trucks                                          541              497                 1,824            1,663
                                               -----            -----                 -----            -----
  Total United States                            940              884                 3,029            2,891

Canada                                            73               52                   228              174
Mexico                                            20               13                    57               39
                                               -----            -----                 -----            -----

  Total North America                          1,033              949                 3,314            3,104

Europe
Britain                                          106              100                   342              376
Germany                                          100               84                   323              330
Italy                                             43               30                   178              129
France                                            36               42                   112              147
Spain                                             28               27                   112              114
Other countries                                   45               67                   227              236
                                               -----            -----                 -----            -----

  Total Europe                                   358              350                 1,294            1,332

Other international
Brazil                                            65               44*                  165*             114*
Argentina                                         45               17*                  108*              71*
Australia                                         35               40                   101              107
Taiwan                                            20               20                    62               72
Japan                                              9               13                    30               41
Other countries                                   31               19                    78               59
                                               -----            -----                 -----            -----

  Total other international                      205              153                   544              464
                                               -----            -----                 -----            -----

Total worldwide vehicle unit sales             1,596            1,452                 5,152            4,900
                                               =====            =====                 =====            =====




Vehicle unit sales generally are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers

*Adjusted to reflect change in reporting practice


                                                   Part I. Financial Information
                                                   -----------------------------

Item 1.  Financial Statements
-----------------------------
                                                Ford Motor Company and Subsidiaries
                                                 CONSOLIDATED STATEMENT OF INCOME
                                                 --------------------------------
                                         For the Periods Ended September 30, 1997 and 1996
                                                           (in millions)

                                                                    Third Quarter                    Nine Months
                                                              --------------------------      --------------------------
                                                                1997            1996             1997            1996
                                                              ----------     -----------      -----------     ----------
                                                                     (unaudited)                     (unaudited)
AUTOMOTIVE
Sales                                                         $28,196        $26,459          $89,926         $86,518

Costs and expenses (Note 2)
Costs of sales                                                 25,681         24,926           80,023          79,941
Selling, administrative and other expenses                      1,669          1,514            4,909           4,619
                                                              -------        -------          -------         -------
  Total costs and expenses                                     27,350         26,440           84,932          84,560

Operating income                                                  846             19            4,994           1,958

Interest income                                                   253            188              802             589
Interest expense                                                  192            155              592             537
                                                              -------        -------          -------         -------
  Net interest income                                              61             33              210              52
Equity in net income/(loss) of affiliated companies                 0            (68)             (65)            (43)
Net expense from transactions with
 Financial Services                                               (15)           (25)             (68)            (62)
                                                              -------        -------          -------         -------

Income/(loss) before income taxes - Automotive                    892            (41)           5,071           1,905

FINANCIAL SERVICES
Revenues                                                        7,900          7,501           22,637          21,640

Costs and expenses
Interest expense                                                2,430          2,458            7,208           7,318
Depreciation                                                    2,011          1,768            5,550           5,134
Operating and other expenses                                    1,727          1,559            4,801           4,522
Provision for credit and insurance losses                         835            708            2,474           1,894
Budget Rent a Car write-down and sale of
 USL Capital                                                        -           (235)               -             437
                                                              -------        -------          --------        -------
  Total costs and expenses                                      7,003          6,258           20,033          19,305
Net revenue from transactions with Automotive                      15             25               68              62
Gain on sale of Common Stock
 of a subsidiary (Note 3)                                           -              -              269             650
                                                              -------        -------          -------         -------

Income before income taxes - Financial Services                   912          1,268            2,941           3,047
                                                              -------        -------          -------         -------

TOTAL COMPANY
Income before income taxes                                      1,804          1,227            8,012           4,952
Provision for income taxes                                        595            474            2,675           1,581
                                                              -------        -------          -------         -------
Income before minority interests                                1,209            753            5,337           3,371
Minority interests in net income of subsidiaries                   84             67              213             129
                                                              -------        -------          -------         -------
Net income                                                    $ 1,125        $   686          $ 5,124         $ 3,242
                                                              =======        =======          =======         =======
Income attributable to Common and Class B Stock
 after preferred stock dividends                              $ 1,112        $   670          $ 5,083         $ 3,191

Average number of shares of Common and Class B
 Stock outstanding                                              1,198          1,183            1,193           1,177

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

Income                                                        $  0.93        $  0.57          $  4.26         $  2.71

Income assuming full dilution                                 $  0.90        $  0.56          $  4.15         $  2.66

Cash dividends                                                $ 0.420        $ 0.385          $ 1.225         $ 1.085


The accompanying notes are part of the financial statements.




                                                Ford Motor Company and Subsidiaries

                                                    CONSOLIDATED BALANCE SHEET
                                                    --------------------------
                                                           (in millions)

                                                                                          September 30,     December 31,
                                                                                              1997              1996
                                                                                         ----------------   -------------
                                                                                           (unaudited)
ASSETS
Automotive
Cash and cash equivalents                                                                 $  5,027           $  3,578
Marketable securities                                                                       14,293             11,836
                                                                                          --------           --------
   Total cash and marketable securities                                                     19,320             15,414

Receivables                                                                                  3,220              3,133
Inventories (Note 5)                                                                         6,320              6,656
Deferred income taxes                                                                        3,262              3,296
Other current assets                                                                         4,085              3,193
Net current receivable from Financial Services                                                 443                  0
                                                                                          --------           --------
   Total current assets                                                                     36,650             31,692

Equity in net assets of affiliated companies                                                 2,056              2,483
Net property                                                                                34,282             33,527
Deferred income taxes                                                                        4,154              4,429
Other assets                                                                                 8,298              7,527
                                                                                          --------           --------
   Total Automotive assets                                                                  85,440             79,658

Financial Services
Cash and cash equivalents                                                                    2,117              3,689
Investments in securities                                                                    2,155              2,307
Net receivables and lease investments                                                      169,914            161,906
Other assets                                                                                14,597             14,834
Net receivable from Automotive                                                                   0                473
                                                                                          --------           --------
   Total Financial Services assets                                                         188,783            183,209
                                                                                          --------           --------

   Total assets                                                                           $274,223           $262,867
                                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                            $ 11,942           $ 11,735
Other payables                                                                               2,395              2,206
Accrued liabilities                                                                         18,352             16,587
Income taxes payable                                                                         1,718                508
Debt payable within one year                                                                 1,587              1,661
Net current payable to Financial Services                                                        0                473
                                                                                          --------           --------
   Total current liabilities                                                                35,994             33,170

Long-term debt                                                                               6,620              6,495
Other liabilities                                                                           28,126             26,793
Deferred income taxes                                                                        1,175              1,225
                                                                                          --------           --------
   Total Automotive liabilities                                                             71,915             67,683

Financial Services
Payables                                                                                     4,130              4,695
Debt                                                                                       155,407            150,205
Deferred income taxes                                                                        4,006              4,338
Other liabilities and deferred income                                                        7,966              8,504
Net payable to Automotive                                                                      443                  0
                                                                                          --------           --------
   Total Financial Services liabilities                                                    171,952            167,742

Company-obligated mandatorily redeemable preferred securities of a subsidiary
 trust holding solely junior subordinated debentures of the Company (Note 6)                   679                680

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate liquidation preference
  of $642 million and $694 million)                                                              *                  *
 Common Stock, par value $1.00 per share (1,131 and 1,118 million shares issued)             1,131              1,118
 Class B Stock, par value $1.00 per share (71 million shares issued)                            71                 71
Capital in excess of par value of stock                                                      5,484              5,268
Foreign currency translation adjustments and other                                            (963)               (29)
Earnings retained for use in business                                                       23,954             20,334
                                                                                          --------           --------
   Total stockholders' equity                                                               29,677             26,762
                                                                                          --------           --------

   Total liabilities and stockholders' equity                                             $274,223           $262,867
                                                                                          ========           ========
- - - -
*Less than $1 million

The accompanying notes are part of the financial statements.



                                                Ford Motor Company and Subsidiaries

                                          CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                          ----------------------------------------------

                                         For the Periods Ended September 30, 1997 and 1996
                                                           (in millions)


                                                                           Nine Months 1997               Nine Months 1996
                                                                      ----------------------------   ---------------------------
                                                                                       Financial                     Financial
                                                                       Automotive      Services       Automotive      Services
                                                                      -------------   ------------   -------------   -----------
                                                                              (unaudited)                   (unaudited)

Cash and cash equivalents at January 1                                 $ 3,578        $  3,689        $ 5,750        $  2,690

Cash flows from operating activities before securities trading          11,835           9,449          8,462          10,839
Net (purchases)/sales of trading securities                             (2,075)            136         (2,844)         (1,230)
                                                                       -------        --------        -------        --------
   Net cash flows from operating activities                              9,760           9,585          5,618           9,609

Cash flows from investing activities
 Capital expenditures                                                   (5,753)           (413)        (5,796)           (349)
 Purchase of leased assets                                                (332)              -           (130)              -
 Acquisitions of receivables and lease investments                           -         (86,947)             -         (82,293)
 Collections of receivables and lease investments                            -          67,246              -          62,469
 Net acquisitions of daily rental vehicles                                   -          (1,231)             -          (1,995)
 Net proceeds from USL Capital asset sales                                   -               -              -           1,157
 Purchases of securities                                                     0          (2,329)            (6)         (8,362)
 Sales and maturities of securities                                          0           2,835              7          10,266
 Proceeds from sales of receivables and lease investments                    -           1,578              -           1,011
 Net investing activity with Financial Services                            (23)              -           (254)              -
 Other                                                                      72            (150)          (523)           (204)
                                                                       -------        --------        -------        --------
   Net cash used in investing activities                                (6,036)        (19,411)        (6,702)        (18,300)

Cash flows from financing activities
 Cash dividends                                                         (1,503)            (25)        (1,328)              -
 Issuance of Common Stock                                                  229               -            124               -
 Issuance of Common Stock of a subsidiary (Note 3)                           -             453              -           1,897
 Changes in short-term debt                                               (568)          1,376            395           1,465
 Proceeds from issuance of other debt                                    1,225          17,823            300          18,650
 Principal payments on other debt                                         (655)        (12,250)          (671)        (10,407)
 Net financing activity with Automotive                                      -              23              -             254
 Other                                                                      (8)             (5)           (43)           (266)
                                                                       -------        --------        -------        --------
   Net cash (used in)/provided by financing activities                  (1,280)          7,395         (1,223)         11,593

Effect of exchange rate changes on cash                                    (79)            (57)           (73)           (206)
Net transactions with Automotive/Financial Services                       (916)            916             91             (91)
                                                                       -------        --------        -------        --------

   Net (decrease)/increase in cash and cash equivalents                  1,449          (1,572)        (2,289)          2,605
                                                                       -------        --------        -------        --------

Cash and cash equivalents at September 30                              $ 5,027        $  2,117        $ 3,461        $  5,295
                                                                       =======        ========        =======        ========


The accompanying notes are part of the financial statements.

                      Ford Motor Company and Subsidiaries

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 (unaudited)


1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K (the "10-K Report") for the year ended December 31, 1996. For purposes hereof, "Ford" or the "Company" means Ford Motor Company and its majority owned subsidiaries unless the context requires otherwise. Certain amounts for prior periods have been reclassified to conform with 1997 presentations.

2. Selected Automotive costs and expenses are summarized as follows (in millions):

                                             Third Quarter                        Nine Months
                                          ---------------------              ---------------------
                                            1997        1996                   1997         1996
                                          ---------    --------              ---------    --------
       Depreciation                        $701         $687                 $2,051       $1,966
       Amortization                         824          828                  2,330        2,278


3. Sale of Common Stock of a Subsidiary - During April 1997, The Hertz Corporation ("Hertz") completed an initial public offering ("IPO") of its common stock representing a 19.1% economic interest in Hertz. The Company recognized in second quarter earnings a non-operating gain of $269 million resulting from the IPO; the gain was not subject to income taxes. During May 1996, The Associates completed an IPO of its common stock representing a 19.3% economic interest in The Associates; this resulted in a non-operating gain of $650 million.

4. Significant Items - The Company recorded a pre-tax charge in second quarter totaling $272 million ($169 million after taxes) reflecting actions that will be completed during 1997 and 1998. These include primarily the discontinuation of passenger car production at the Lorain Assembly Plant resulting in a write-down of surplus assets. The charge also included employee termination costs related to the elimination of a shift at the Halewood (England) Plant, and a loss on the sale of the Heavy Truck business.

5.   Automotive inventories are summarized as follows (in millions):

                                                                     September 30,       December 31,
                                                                         1997                1996
                                                                     -------------       -------------
     Raw materials, work in process and supplies                         $3,340              $3,374
     Finished products                                                    2,980               3,282
                                                                         ------              ------
        Total inventories                                                $6,320              $6,656
                                                                         ======              ======

     U.S. inventories                                                    $2,336              $2,280


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

[Coopers & Lybrand L.L.P. letterhead]



                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Ford Motor Company


We have reviewed the consolidated balance sheet of Ford Motor Company and Subsidiaries at September 30, 1997 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in the Ford Motor Company Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. These financial statements are the responsibility of the Company's management.

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

Detroit, Michigan
October 13, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

OVERVIEW

The company's worldwide net income was a record $1,125 million in third quarter 1997, or $0.90 per share of Common and Class B Stock (fully diluted), compared with $686 million, or $0.56 per share (fully diluted) in third quarter 1996. The company's worldwide sales and revenues were $36.1 billion, up $2.1 billion from a year ago. Vehicle unit sales of cars and trucks were 1,596,000, up 144,000 units. Stockholders' equity was $29.7 billion at September 30, 1997, up $2.9 billion compared with December 31, 1996.


RESULTS OF OPERATIONS

The company's net income for worldwide Automotive operations in third quarter 1997 and 1996 and first nine months 1997 and 1996 was as follows (in millions):


                                              Third Quarter          Nine Months
                                            ----------------      ----------------
                                             1997      1996        1997       1996
                                            ------    ------      ------    ------
         U.S. Automotive                    $ 485     $ 634       $2,513    $1,379

         Automotive Outside U.S.
         - Europe                            (147)     (472)         115      (203)
         - South America                      133      (226)         111      (355)
         - Other                              163        79          634       444
                                            -----     -----       ------    ------
          Total Automotive Outside U.S.       149      (619)         860      (114)
                                            -----     -----       ------    ------

           Total Automotive                 $ 634     $  15       $3,373    $1,265
                                            =====     =====       ======    ======

The company's net income for worldwide Financial Services operations in third quarter 1997 and 1996 and first nine months 1997 and 1996 was as follows
(in millions):

                                                Third Quarter           Nine Months
                                              -----------------    -------------------
                                                1997      1996      1997         1996
                                              -------    ------    ------       ------
        Ford Credit                            $ 258     $ 341     $  813       $1,056
         The Associates                          271       230        754          623
         USL Capital                               -       117          -          198
         Hertz                                    93        74        167          123
         One-Time Actions
         - Gain on sale of Common Stock
           of The Associates and Hertz             -         -        269          650
         - Budget Rent a Car write-down
           and sale of USL Capital                 -        76          -         (342)
         Minority Interests, Eliminations,
          and Other                             (131)     (167)      (252)        (331)
                                               -----     -----     ------       ------
           Total Financial Services            $ 491     $ 671     $1,751       $1,977
                                               =====     =====     ======       ======

         Memo:  Ford's share of earnings in
         ----------------------------------
          The Associates                        $219      $186     $  608       $  555
          Hertz                                   75        74        140          123

THIRD QUARTER 1997 COMPARED WITH THIRD QUARTER 1996

Automotive Operations
---------------------

Ford's worldwide Automotive operations earned $634 million in third quarter 1997 on sales of $28.2 billion, compared with $15 million in third quarter 1996 on sales of $26.5 billion. Overall, the increase was more than explained by improved results in South America and Europe.

Earnings for Automotive operations in the U.S. were down $149 million in third quarter 1997 compared with a year ago. The decrease reflected primarily a lower 1996 effective tax rate and higher marketing costs, offset partially by improved volumes and vehicle mix. The U.S. Automotive after-tax return on sales was 2.6% in third quarter 1997, down 1.1 points from a year ago.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

The seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.8 million units in third quarter 1997, up from 15.4 million units in third quarter 1996. The company expects car and truck industry sales for full-year 1997 to be about equal to 1996. Ford's combined U.S. car and truck share was 24.6% in third quarter 1997, up 1/10 of a point from a year ago.

Lower losses for Automotive operations in Europe reflected primarily lower operating costs (at constant volume and mix). The European automotive industry continues to be extremely competitive as a result of excess industry capacity; this trend is expected to continue in fourth quarter 1997 and beyond.

The seasonally-adjusted annual selling rate for the European car and truck industry was 15.7 million units in third quarter 1997, up from 14.6 million units in third quarter 1996. The company expects car and truck industry sales for full-year 1997 to be slightly above 1996. Ford's combined European car and truck market share was 11.4% in third quarter 1997, down 6/10 of a point from a year ago. The lower European market share resulted primarily from aggressive marketing efforts by competitors in Germany.

Automotive operations in South America earned a profit in third quarter 1997, compared with a loss a year ago. The improvement reflected primarily lower costs (at constant volume and mix), higher volumes, and a favorable tax rate.

Financial Services Operations
-----------------------------

Financial Services operations earned $491 million in third quarter 1997, down $180 million compared with a year ago. Excluding a $76-million gain on sale of USL Capital assets in third quarter 1996, earnings were down $104 million. The net reduction reflects a decline in earnings at Ford Credit and the absence of earnings from USL Capital.

Ford Credit's earnings were down $83 million from a year ago, reflecting primarily lower net margins, higher credit losses and loss reserve requirements, and higher operating costs. Higher levels of earning assets were a partial offset. Net financing margins have deteriorated from a year ago, reflecting higher depreciation costs on leased vehicles and higher borrowing costs (6.49% net borrowing rate in 1997 compared with 6.41% in 1996). Higher depreciation costs on leased vehicles (reflecting lower-than-anticipated residuals) are expected to continue to depress Ford Credit's earnings in fourth quarter 1997. Credit losses as a percent of average net finance receivables (including net investment in operating leases) were 0.85% in third quarter 1997, compared with 0.82% in third quarter a year ago; the increase reflected higher losses per repossession offset partially by a decrease in repossession rates.

Earnings at the Associates in third quarter 1997 were an all-time record for any quarter. Compared with third quarter 1996, the improved earnings reflected primarily higher levels of earning assets and improved net interest margins, offset partially by higher credit losses. Credit losses as a percent of average net finance receivables were 2.45% in third quarter 1997, compared with 2.14% in third quarter 1996, reflecting primarily losses in unsecured portfolios. Unsecured losses have been driven by increases in consumer bankruptcy filings. The Associates believes the higher levels of credit losses may continue.

Earnings at Hertz in third quarter 1997 also were an all-time record for any quarter. Compared with third quarter 1996, improved earnings reflected continued strong performance in the U.S. car rental market both in terms of increased transaction volume and more favorable pricing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

FIRST NINE MONTHS 1997 COMPARED WITH FIRST NINE MONTHS 1996

Ford earned a record $5,124 million, or $4.15 per share of Common and Class B Stock (fully diluted), in first nine months 1997, compared with $3,242 million, or $2.66 per share (fully diluted), in first nine months 1996. One-time actions at Financial Services operations in first nine months 1997 and 1996 are included in the table above. Results for Automotive operations for first nine months 1997 included a $169 million charge for manufacturing restructuring actions. Automotive results for first nine months 1996 included a $100 million charge for employee separation programs.

The company's worldwide sales and revenues in first nine months 1997 were $112.6 billion, up $4.4 billion from a year ago. Vehicle unit sales of cars and trucks were 5,152,000, up 252,000 units.

Automotive Operations
---------------------

Ford's worldwide Automotive operations earned $3,373 million in first nine months 1997 on sales of $89.9 billion, compared with $1,265 million in first nine months 1996 on sales of $86.5 billion. The increase was explained primarily by improved earnings in all major regions.

Earnings on Automotive operations in the U.S. were up $1,134 million in first nine months 1997 compared with a year ago. The increase reflected primarily higher margins from on-going cost and quality improvements, and vehicle mix improvements. The U.S. Automotive after-tax return on sales was 4.3% in first nine months 1997, up 1.8 points from a year ago.

The seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.5 million units in first nine months 1997, compared with 15.6 million units in first nine months 1996. Ford's combined U.S. car and truck market share was 25.1%, up 1/10 of a point compared with a year ago, and down 1/10 of a point from full year 1996.

Earnings on Automotive operations in Europe in first nine months 1997 were up $318 million from a year ago, reflecting primarily lower operating costs (at constant volume and mix), offset partially by lower volumes.

The seasonally-adjusted annual selling rate for the European car and truck industry was 14.8 million units in first nine months 1997, up from 14.3 million units in first nine months 1996. Ford's combined European car and truck market share was 11.5% in first nine months 1997, down half of a point from a year ago, and down 3/10 of a point from full year 1996.

Automotive operations in South America earned a profit in first nine months 1997, compared with a loss a year ago. The improvement reflected primarily improved volume and mix, lower material costs (at constant volume and mix), and a favorable tax rate.

Financial Services Operations
-----------------------------

Earnings for Financial Services operations were $1,751 million in first nine months 1997, down $226 million compared with a year ago. Results in first nine months 1997 and first nine months 1996 included the one-time actions shown in the table above; excluding these items, earnings were down $187 million.

Lower consolidated net income at Ford Credit in first nine months 1997, compared with first nine months 1996, resulted primarily from higher credit losses and loss reserve requirements, lower net margins (resulting from the same factors as described in the discussion of third quarter results of operations), and higher taxes. Higher levels of earning assets were a partial offset.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

Higher earnings at The Associates and at Hertz in first nine months 1997, compared with first nine months 1996, reflected primarily the same factors as those described in the discussion of third quarter results of operations.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations
---------------------

Automotive cash and marketable securities were $19.3 billion at September 30, 1997, up $3.9 billion from December 31, 1996. The company paid $1,503 million in cash dividends on its Common Stock, Class B Stock and Preferred Stock during first nine months 1997.

Automotive capital expenditures were $5.8 billion in first nine months 1997, down $43 million from the same period a year ago. For full year 1997, Ford's capital spending is expected to be about the same as it was in 1996; however, as a percentage of sales, spending is expected to be lower.

Automotive debt at September 30, 1997 totaled $8.2 billion, which was 22% of total capitalization (stockholders' equity and Automotive debt), compared with 23% of total capitalization at year-end 1996.

At September 30, 1997, Ford had long-term contractually committed global credit agreements under which $8.3 billion is available from various banks at least through June 30, 2002. The entire $8.3 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. Ford also has the ability to transfer on a nonguaranteed basis $8 billion of such credit lines in varying portions to Ford Credit and Ford Credit Europe. In addition, at September 30, 1997, $465 million of contractually committed credit facilities were available to various Automotive affiliates outside the U.S. Approximately $71 million of these facilities were in use at September 30, 1997.

Financial Services Operations
-----------------------------

Financial Services cash and investments in securities totaled $4.3 billion at September 30, 1997, down $1.7 billion from December 31, 1996.

Net receivables and lease investments were $169.9 billion at September 30, 1997, up $8 billion from December 31, 1996.

Total debt was $155.4 billion at September 30, 1997, up $5.2 billion from December 31, 1996.

Outstanding commercial paper at September 30, 1997 totaled $35.2 billion at Ford Credit, $19.5 billion at The Associates, and $1.4 billion at Hertz, with an average remaining maturity of 31 days, 24 days, and 27 days, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

At September 30, 1997, Financial Services had a total of $42 billion of contractually committed support facilities (excluding the $8 billion available under Ford's global credit agreements). Of these facilities, $23.8 billion are contractually committed global credit agreements under which $19.2 billion and $4.6 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 61% and 77%, respectively, of such facilities are available through June 30, 2002. The entire $19.2 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.6 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be. At September 30, 1997, $100 million of the Ford Credit global facilities were in use and $363 million of the Ford Credit Europe global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services support facilities at September 30, 1997 consisted of $16.1 billion of contractually committed support facilities available to various affiliates in the U.S, and $2.1 billion of contractually committed support facilities available to various affiliates outside the U.S.; at September 30, 1997, approximately $1.3 billion of these facilities were in use. Furthermore, banks provide $1.6 billion of liquidity facilities to support the asset-backed commercial paper program of a Ford Credit sponsored special purpose entity.

Debt Rating Revision
--------------------

On October 8, 1997, Standard & Poor's Rating Group ("S&P") announced that it had lowered certain debt ratings of Ford and certain of its subsidiaries as a result of Ford's announced plan to spin off The Associates (discussed below). Among others, Ford's, Ford Credit's and Ford Credit Europe's senior long-term debt ratings were lowered from A+ to A, and Hertz' senior long-term debt and commercial paper ratings were lowered from A- and A-1 to BBB+ and A-2, respectively. The debt ratings of The Associates and its subsidiaries were affirmed by S&P.

Also on October 8, 1997, Moody's Investor Service confirmed all of the debt ratings of Ford and its subsidiaries, including the senior long-term debt ratings of A1 for Ford, Ford Credit, and Ford Credit Europe and A3 for Hertz, and the commercial paper rating of Prime-1 for Ford Credit, Ford Credit Europe and Hertz.


DISTRIBUTION OF INTEREST IN ASSOCIATES FIRST CAPITAL CORPORATION

On October 8, 1997, Ford announced its plan to "spin off" or distribute its 80.7% interest in The Associates to Ford Common and Class B stockholders. The spin-off is subject to the receipt of a ruling from the U.S. Internal Revenue Service that the transaction will be tax-free to Ford and its stockholders. The ruling process is expected to take several months. Upon receipt of a favorable ruling, Ford plans to distribute its 279.5 million shares of The Associates to Ford stockholders in proportion to their ownership of Common and Class B stock.

In 1996 and in first nine months 1997, The Associates contributed 16.8% and 11.9%, respectively, to Ford's consolidated earnings. Generally, the earnings of The Associates have been retained by The Associates to fund its growth.


ACCOUNTING CHANGES

Brazil has been considered a highly inflationary economy since the implementation of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation". The instability of the local currency in a hyperinflationary economy precludes its use as the functional currency for the measurement of business operations. Ford has used the U.S. dollar as the functional currency for its Brazilian operations during this hyperinflationary period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

Beginning January 1, 1998, Brazil will no longer be considered a highly inflationary economy. The U.S. dollar will continue to be the designated functional currency for Ford's Brazilian operations in 1998 based on the primary economic environment in which the operations are conducted. Therefore, the change to a non-highly inflationary designation will have no effect on Ford's consolidated financial statements in 1998.

The designated functional currency for Ford Brazil will be reviewed periodically.


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

                           Part II. Other Information
                           --------------------------

Item 1.  Legal Proceedings
--------------------------

Environmental Matters
---------------------

Bridgend Plant. Britain's Environment Agency recently began prosecuting Ford's British subsidiary, Ford Motor Company Limited ("Ford Britain"), for an alleged discharge into the River Ewenny in September 1995 of pollutive matter from Ford Britain's plant in Bridgend. Fines in excess of the equivalent of $100,000 could be imposed and Ford Britain may be required to pay for the cost of restocking the river with fish.

Other Matters
-------------

Lemelson Patent Case. (Previously discussed in the second paragraph on page 19 of Ford's Annual Report on Form 10-K for the year ended December 31, 1996 (the "10-K Report") and the third paragraph on page 14 of Ford's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the "Second Quarter 10-Q Report").) In August 1997, the Court of Appeals for the Federal Circuit in Washington, D.C. denied Ford's request to hear an appeal at this time of the District Court's decision to dismiss Ford's defense that Lemelson engaged in undue delay in prosecuting the patent applications. Lemelson has requested that the case be scheduled for an immediate trial, but Ford has moved to have the case sent back to the magistrate judge for consideration of Ford's eleven pending motions for summary judgment. A hearing to resolve these issues is expected to be scheduled soon. In October 1997, Mr. Lemelson died; Ford anticipates that the partnership which owns Mr. Lemelson's patents will be substituted as a party to the lawsuit.

Paint Class Actions. (Previously discussed in the third paragraph on page 19 of the 10-K Report and the fourth paragraph on page 14 of the Second Quarter 10-Q Report.) The federal court in Louisiana granted in part and denied in part Ford's most recent motion to dismiss one of the purported nationwide class actions (Landry) relating to alleged defects in paint processes. The court permitted certain plaintiffs to amend their complaint, and Ford will be filing another motion to dismiss some of the claims in the amended complaint. Plaintiffs in that case also have moved for class certification; Ford will oppose that motion.

Bronco II Class Actions. (Previously discussed in the fourth paragraph on page 19 of the 10-K Report.) Two of the purported Bronco II class actions consolidated before the Louisiana federal court have been dismissed. The first (Kloster) was voluntarily dismissed by the plaintiffs in August 1997; the second (Washington) was dismissed by the court in September 1997. Ford has motions for summary judgment pending in the five remaining federal cases. With respect to the case pending in Alabama state court (Rice), the court recently denied Ford's motion to vacate the conditional class certification order and certified a class of Alabama-only owners of Bronco II vehicles. Ford will seek Alabama Supreme Court review of this ruling. The Alabama court also denied Ford's motion for summary judgment. Because the court believed such motion involved a controlling question of law on which there was substantial grounds for difference of opinion, it asked the Alabama Supreme Court to review the ruling. Class action proceedings at the trial level were stayed pending this review. The other purported class action remains pending in Texas state court. Also continuing is the purported class action in West Virginia relating to alleged concealment of Bronco II documents (previously discussed in the second paragraph on page 13 of Ford's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (the "First Quarter 10-Q Report")).

--------------------------------------

Ignition Switch Class Actions. (Previously discussed in the first paragraph on page 20 of the 10-K Report and the fifth paragraph on page 14 of the Second Quarter 10-Q Report.) In August 1997, the federal court in New Jersey denied the plaintiffs' motion for class certification in all fourteen cases relating to allegedly defective ignition switches. The court held that whether an ignition switch is defective depends on facts particular to each vehicle and other claimant-specific issues. The court also held that the National Highway Traffic Safety Administration ("NHTSA") is the appropriate forum for addressing whether a defect exists. Also, in September 1997, the court dismissed all of plaintiffs' non-incident claims except the breach of contact, voiding of sale, and strict liability claims of the Louisiana plaintiffs. Plaintiffs have filed a motion to remand the cases to the courts from which they originated. Plaintiffs also have moved to overturn the court's denial of class certification on the basis that the court lacked subject matter jurisdiction once the federal law claims were dismissed. Ford will move for summary judgment in each of the individual actions. The court's denial of class certification in these actions moots the petition of State Farm Insurance Company to intervene and assert subrogation rights relating to payments made to members of one of the purported classes.

TFI Module Class Actions. (Previously discussed in the third paragraph on page 20 of the 10-K Report.) The California court certified a class of plaintiffs consisting of California residents who are owners (original or current) or lessees of 1983 through 1995 model year vehicles equipped with distributor-mounted thick film ignition (TFI) modules. The court's ruling is conditional, and evidence developed during discovery may later indicate that class certification is inappropriate. Ford will appeal the decision and, if necessary, move the court to decertify the class before the trial date has been set. In related developments, Ford has urged NHTSA to review allegations by plaintiffs and NHTSA's former chief investigator that Ford improperly withheld information and documents during prior NHTSA investigations into this matter. In September 1997, NHTSA issued a Special Order requiring Ford to respond to those allegations under oath, and Ford has done so.

Airbag Class Actions. (Previously discussed in the last paragraph on page 13 of the First Quarter 10-Q Report and the last paragraph on page 14 of the Second Quarter 10-Q Report.) The purported airbag class actions in Louisiana and Texas were removed to federal court and consolidated for pretrial proceedings in the Eastern District of Louisiana pursuant to the multidistrict litigation rules. The other class action remains pending in Alabama state court. In a related development, NHTSA is expected to issue a rule that will increase the availability of airbag deactivation. Ford understands that the rule is being reviewed by the federal Office of Management and Budget. An important unresolved issue is whether vehicle owners can self-certify that they meet certain criteria to have "on-off" switches installed in their vehicles. Presently, each vehicle owner must ask NHTSA for an exemption to have such switches installed.

Ford Citibank Visa Class Actions. (Previously discussed on page 15 of the Second Quarter 10-Q Report.) Three additional purported nationwide class actions were filed in state courts in Alabama, New York and Oregon on behalf of cardholders challenging the termination of the Ford Citibank Visa credit card rebate program. These cases, along with the previously pending cases in Illinois and Washington, were removed to federal courts. Ford has requested the Judicial Panel on Multidistrict Litigation to consolidate and transfer the cases to a single federal court in Washington for pretrial proceedings. In the Alabama action, the court has conditionally certified a class consisting of Alabama residents.

Flat Glass Class Actions. Since July 1997, eight purported nationwide class actions have been brought on behalf of purchasers of flat glass alleging that Ford and other manufacturers fixed prices and allocated markets in violation of federal antitrust laws. The cases are pending in federal courts in California, Illinois, Minnesota and Pennsylvania. The other defendants include Pilkington plc; Libbey-Owens Ford Co., Inc.; AFG Industries; PPG Industries, Inc.; Asahi Glass Co., Ltd.; and Guardian Industries Corp. There are sixteen similar cases pending in various courts in which Ford is not named as a defendant. Motions are pending to consolidate all of the federal cases in a single federal court for pretrial proceedings under the multidistrict litigation rules. Plaintiffs in the actions involving Ford are seeking economic and treble damages.

                                                                                  Supplemental Schedule



                                                    Ford Motor Company

                                           CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                                           ---------------------------------------------
                                                           (in millions)


Ford Capital B.V.
-----------------
                                                            September 30,             December 31,
                                                                1997                      1996
                                                           ---------------           --------------
                                                                          (unaudited)

Current assets                                                $2,037                     $1,660
Noncurrent assets                                              2,396                      3,491
                                                              ------                     ------
  Total assets                                                $4,433                     $5,151
                                                              ======                     ======

Current liabilities                                           $1,962                     $1,116
Noncurrent liabilities                                         1,992                      3,544
Minority interests in net
 assets of subsidiaries                                           16                         18
Stockholder's equity                                             463                        473
                                                              ------                     ------
  Total liabilities and
   stockholder's equity                                       $4,433                     $5,151
                                                              ======                     ======


                                                           Third Quarter                Nine Months
                                                        ---------------------      ---------------------
                                                         1997         1996          1997          1996
                                                        --------    ---------      --------    ---------
                                                            (unaudited)                 (unaudited)

Sales and other revenue                                $505          $508         $1,886       $2,083

Operating income                                         12            45             58           56
Income before income taxes                                3            30             24           14
Net income/(loss)                                         0            21             (3)         (22)




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

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

     (a)   Exhibits
           --------

           Please refer to the Exhibit Index on page 19.

     (b)   Reports on Form 8-K
           -------------------

           The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 1997:

           Current Report on Form 8-K dated July 16, 1997 included information relating to Ford's second quarter 1997 financial results.












                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   FORD MOTOR COMPANY
                                       ----------------------------------------
                                                      (Registrant)








Date:   November 5, 1997               By:    /s/  W. J. Cosgrove
        ----------------                  -------------------------------------
                                          W. J. Cosgrove
                                          Corporate Controller
                                         (principal accounting officer)

                                  EXHIBIT INDEX
                                  -------------



                                                                                                 Sequential
                                                                                                Page Number
 Designation                                  Description                                     at Which Found
-------------         ----------------------------------------------------------             ------------------
Exhibit 11            Ford Motor Company and Subsidiaries Computation of Primary                    20-21
                      and Fully Diluted Earnings Per Share in Accordance with
                      Opinion 15 of the Accounting Principles Board.

Exhibit 12            Ford Motor Company and Subsidiaries Calculation of Ratio of                     22
                      Earnings to Combined Fixed Charges and Preferred Stock Dividends.

Exhibit 15            Letter of Coopers & Lybrand L.L.P., Independent Public                          23
                      Accountants, dated November 5, 1997, relating to Financial
                      Information.

                                                  -19-