Form 10-K405
period 1997-12-31
FORD MOTOR CO
filed 1998-03-18
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K
(Mark One)

  X       Annual report pursuant to Section 13 or 15(d) of the Securities
----      Exchange Act of 1934 (No Fee Required)

          For the fiscal year ended December 31, 1997

          or

          Transition report pursuant to Section 13 or 15(d) of the Securities
----      Exchange Act of 1934 (No Fee Required)

          For the transition period from         to
                                         -------    -------

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

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
         Title of each class                         which registered (a)
         -------------------                       ------------------------
Common Stock, par value $1.00 per share            New York Stock Exchange
                                                   Pacific Coast Stock Exchange

Depositary Shares, each representing               New York Stock Exchange
1/2,000 of a share of Series B Cumulative
Preferred Stock, as described below

---------------
(a) In addition, shares of Common Stock of the Registrant are listed on certain stock exchanges in the United Kingdom and Continental Europe.

                            [Cover page 1 of 2 pages]

Securities registered pursuant to Section 12(g) of the Act:

Series B Cumulative Preferred Stock, par value $1.00 per share, with an annual dividend rate of $4,125 per share and a liquidation preference of $50,000 per share.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    No
                                             ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----

As of February 27, 1998, the Registrant had outstanding 1,141,127,738 shares of Common Stock and 70,852,076 shares of Class B Stock. Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($56 9/16 a share), the aggregate market value of such Common Stock was $64,545,037,681. Although there is no quoted market for the Registrant's Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock. The shares of Common Stock and Class B Stock outstanding at February 27, 1998 included shares owned by persons who may be deemed to be "affiliates" of the Registrant. The Registrant does not believe, however, that any such person should be considered to be an affiliate. For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held on May 14, 1998 (the "Proxy Statement"), which is incorporated by reference under various Items of this Report.

                       Document Incorporated by Reference*
                       -----------------------------------

        Document                                      Where Incorporated
        --------                                      ------------------
      Proxy Statement                                 Part III (Items 10,
                                                         11, 12 and 13)
--------------------------
* As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference herein.


                            [Cover page 2 of 2 pages]

                                     PART I


Item 1.  Business
-----------------

     Ford Motor Company (referred to herein as "Ford", the "Company" or the "Registrant") was incorporated in Delaware in 1919 and acquired the business of a Michigan company, also known as Ford Motor Company, incorporated in 1903 to produce automobiles designed and engineered by Henry Ford. Ford is the world's largest producer of trucks and the second largest producer of cars and trucks combined. Ford and its subsidiaries also engage in automotive-related businesses, such as, financing and renting vehicles and manufacturing automotive components and systems.


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

     The primary activities of the Financial Services segment consist of financing operations, vehicle and equipment leasing and rental operations, and insurance operations. These activities are conducted primarily through the Company's subsidiaries, Ford Motor Credit Company ("Ford Credit") and The Hertz Corporation ("Hertz"). Ford also owns an 80.7% economic interest in Associates First Capital Corporation ("The Associates"), which, as Ford has recently announced, will be spun-off on April 7, 1998 to holders of Ford's Common and Class B Stock.

     See Note 17 (pages FS-32 and FS-33) of the Notes to Financial Statements and Item 6. "Selected Financial Data" for information relating to revenue, operating income/(loss) and assets attributable to Ford's industry segments. Also see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information with respect to revenue, net income and other matters.



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

     The profitability of vehicle sales is affected by many factors, including unit sales volume, the mix of vehicles and options sold, the level of "incentives" (price discounts) and other marketing costs, the costs for customer warranty claims and other customer satisfaction actions, the costs for government-mandated safety, emission and fuel economy technology and equipment, the ability to control costs and the ability to recover cost increases through higher prices. Further, because the automotive industry is capital intensive, it operates with a relatively high percentage of fixed costs which can result in large changes in earnings from relatively small changes in unit volume.

United States
-------------

     Sales Data. The following table shows U.S. industry demand for the years indicated:

                                                                 U. S. Industry Retail Deliveries
                                                                       (millions of units)
                                                                     Years Ended December 31,
                                                 -----------------------------------------------------------------
                                                   1997          1996          1995         1994           1993
                                                 ---------     ---------     ---------    ----------     ---------
Cars........................................         8.3           8.6           8.6          9.0            8.5
Trucks......................................         7.2           6.9           6.5          6.4            5.7
                                                    ----          ----           ---         ----           ----
Total.......................................        15.5          15.5          15.1         15.4           14.2
                                                    ====          ====          ====         ====           ====

----------------------------

     Ford classifies cars by small, middle, large and luxury segments and trucks by compact pickup, compact bus/van/utility, full-size pickup, full-size bus/van/utility and medium/heavy segments. The large and luxury car segments and the compact bus/van/utility, full-size pickup and full-size bus/van/utility truck segments include the industry's most profitable vehicle lines. The term "bus" as used herein refers to vans designed to carry passengers. The following tables show the proportion of retail car and truck sales by segment for the industry (including Japanese and other foreign-based manufacturers) and Ford for the years indicated:

                                                             U. S. Industry Vehicle Sales by Segment
                                                 -----------------------------------------------------------------
                                                                     Years Ended December 31,
                                                 -----------------------------------------------------------------
                                                   1997          1996          1995         1994           1993
                                                 ---------     ---------     ---------    ----------     ---------
CARS
Small.......................................        18.1%         19.1%         19.6%        20.1%          19.8%
Middle......................................        24.7          25.6          26.4         26.8           28.8
Large.......................................         3.9           3.9           4.3          4.8            5.0
Luxury......................................         6.7           6.7           6.8          6.6            6.4
                                                  ------        ------        ------       ------         ------
Total U.S. Industry Car Sales...............        53.4          55.3          57.1         58.3           60.0
                                                  ------        ------        ------       ------         ------

TRUCKS
Compact Pickup..............................         6.4           6.2           6.8          7.7            7.6
Compact Bus/Van/Utility.....................        20.0          19.0          18.0         16.9           16.5
Full-Size Pickup............................        12.0          12.6          11.5         11.0            9.9
Full-Size Bus/Van/Utility...................         6.1           5.0           4.4          4.1            4.2
Medium/Heavy................................         2.1           1.9           2.2          2.0            1.8
                                                  ------        ------        ------       ------         ------
Total U.S. Industry Truck Sales.............        46.6          44.7          42.9         41.7           40.0
                                                  ------        ------        ------       ------         ------

Total U.S. Industry Vehicle Sales                  100.0%        100.0%        100.0%       100.0%         100.0%
                                                   =====         =====         =====        =====          =====

                                                              Ford Vehicle Sales by Segment in U.S.
                                                 -----------------------------------------------------------------
                                                                     Years Ended December 31,
                                                 -----------------------------------------------------------------
                                                   1997          1996          1995         1994           1993
                                                 ---------     ---------     ---------    ----------     ---------
CARS
Small.......................................        12.7%         13.4%         15.1%        17.5%          15.1%
Middle......................................        19.6          22.1          22.3         22.7           26.9
Large.......................................         5.6           5.3           4.9          5.2            5.1
Luxury......................................         4.1           4.1           4.4          4.7            4.9
                                                  ------        ------        ------       ------         ------
Total Ford U.S. Car Sales...................        42.0          44.9          46.7         50.1           52.0
                                                  ------        ------        ------       ------         ------

TRUCKS
Compact Pickup..............................         7.7           7.4           8.0          8.9            9.5
Compact Bus/Van/Utility.....................        18.9          20.0          20.1         16.7           15.6
Full-Size Pickup............................        19.3          20.0          17.9         16.7           15.6
Full-Size Bus/Van/Utility...................        11.0           6.6           5.9          6.2            6.0
Medium/Heavy*...............................         1.1           1.1           1.4          1.4            1.3
                                                  ------        ------        ------       ------         ------
Total Ford U.S. Truck Sales.................        58.0          55.1          53.3         49.9           48.0
                                                  ------        ------        ------       ------         ------

Total Ford U.S. Vehicle Sales...............       100.0%        100.0%        100.0%       100.0%         100.0%
                                                   =====         =====         =====        =====          =====

---------------------
*In May 1997, Ford and Freightliner Corporation ("Freightliner") entered into an agreement for the sale to Freightliner of Ford's heavy truck business in North America and Australia. Ford ceased production of heavy trucks in North America in December 1997. The transfer of the North American heavy truck business is expected to be completed by the end of the first quarter of 1998, and the transfer of the Australian business is expect to be completed by year-end 1998.

     As shown in the tables above, since 1993 there has been a steady shift from cars to trucks for both industry sales and Ford sales. Most of the shift reflects fewer sales of cars in the middle and large segments for the industry and in the small and middle segments for Ford, as well as increased sales of trucks in all segments with the exception of compact pickups and medium/heavy trucks.

----------------------------

     Market Share Data. The following tables show changes in car and truck market shares of U.S. and foreign-based manufacturers for the years indicated:

                                                                     U.S. Car Market Shares*
                                                 -----------------------------------------------------------------
                                                                     Years Ended December 31,
                                                 -----------------------------------------------------------------
                                                   1997          1996          1995         1994           1993
                                                 ---------     ---------     ---------    ----------     ---------
U.S. Manufacturers (Including Imports)
   Ford.....................................        19.7%         20.6%         20.9%        21.8%          22.3%
   General Motors...........................        32.2          32.3          33.9         34.0           34.1
   Chrysler.................................         8.9           9.8           9.1          9.0            9.8
                                                   -----         -----         -----        -----          -----
      Total U.S. Manufacturers..............        60.8          62.7          63.9         64.8           66.2

Foreign-Based Manufacturers**
   Japanese.................................        30.9          30.0          29.7         29.6           29.1
   All Other................................         8.3           7.3           6.4          5.6            4.7
                                                   -----         -----         -----        -----          -----
      Total Foreign-Based Manufacturers.....        39.2          37.3          36.1         35.2           33.8
                                                   -----         -----         -----        -----          -----
      Total U.S. Car Retail Deliveries......       100.0%        100.0%        100.0%       100.0%         100.0%
                                                   =====         =====         =====        =====          =====

                                                                    U.S. Truck Market Shares*
                                                 -----------------------------------------------------------------
                                                                     Years Ended December 31,
                                                 -----------------------------------------------------------------
                                                   1997          1996          1995         1994           1993
                                                 ---------     ---------     ---------    ----------     ---------
U.S. Manufacturers (Including Imports)
   Ford.....................................        31.2%         31.1%         31.9%        30.1%          30.5%
   General Motors...........................        28.8          29.0          29.9         30.9           31.4
   Chrysler.................................        21.7          23.4          21.3         21.7           21.4
   Navistar International...................         1.3           1.3           1.4          1.3            1.3
   All Other................................         1.8           1.8           2.0          1.8            1.6
                                                   -----         -----         -----        -----          -----
      Total U.S. Manufacturers..............        84.8          86.6          86.5         85.8           86.2

Foreign-Based Manufacturers**
   Japanese.................................        14.2          12.7          12.7         13.5           13.2
   All Other................................         1.0           0.7           0.8          0.7            0.6
                                                   -----         -----         -----        -----          -----
      Total Foreign-Based Manufacturers.....        15.2          13.4          13.5         14.2           13.8
                                                   -----         -----         -----        -----          -----
      Total U.S. Truck Retail Deliveries....       100.0%        100.0%        100.0%       100.0%         100.0%
                                                   =====         =====         =====        =====          =====

                                                            U.S. Combined Car and Truck Market Shares*
                                                 -----------------------------------------------------------------
                                                                     Years Ended December 31,
                                                 -----------------------------------------------------------------
                                                   1997          1996          1995         1994           1993
                                                 ---------     ---------     ---------    ----------     ---------
U.S. Manufacturers (Including Imports)
   Ford.....................................        25.0%         25.2%         25.6%        25.2%          25.5%
   General Motors...........................        30.6          30.8          32.2         32.7           33.1
   Chrysler.................................        14.8          15.9          14.3         14.3           14.7
   Navistar International...................         0.6           0.6           0.6          0.5            0.5
   All Other................................         0.9           0.7           0.9          0.8            0.7
                                                   -----         -----         -----        -----          -----
      Total U.S. Manufacturers..............        71.9          73.2          73.6         73.5           74.2

Foreign-Based Manufacturers**
   Japanese.................................        23.2          22.4          22.6         22.9           22.8
   All Other................................         4.9           4.4           3.8          3.6            3.0
                                                   -----         -----         -----        -----          -----
      Total Foreign-Based Manufacturers.....        28.1          26.8          26.4         26.5           25.8
                                                   -----         -----         -----        -----          -----
      Total U.S. Car and Truck Retail
      Deliveries ...........................       100.0%        100.0%        100.0%       100.0%         100.0%
                                                   =====         =====         =====        =====          =====

--------------------------
* All U.S. retail sales data are based on publicly available information from the American Automobile Manufacturers Association, the media and trade publications.
** Share data include cars and trucks assembled and sold in the U.S. by Japanese-based manufacturers selling through their own dealers as well as vehicles imported by them into the U.S. "All Other" includes primarily companies based in various European countries and in Korea.

----------------------------

     Japanese Competition. The market share of Ford and other domestic manufacturers in the United States is affected by sales from Japanese manufacturers. As shown in the table above, the share of the U.S. combined car and truck industry held by the Japanese manufacturers decreased from 22.8% in 1993 to 22.4% in 1996. This trend reflected in part the effects of a strengthening Japanese yen, which put an upward pressure on the prices of vehicles produced by Japanese manufacturers, as well as the overall market shift from cars to trucks and improvements in vehicles produced by U.S. manufacturers. During 1997, however, the share of the U.S. combined car and truck market held by Japanese manufacturers increased to 23.2% as the Japanese yen weakened against the dollar. The recent disruption in Asian financial markets and associated further weakening of the yen creates additional competitive pressures in the United States by Japanese manufacturers.

     In the 1980s and continuing in the 1990s, Japanese manufacturers added assembly capacity in North America (frequently referred to as "transplants") in response to a variety of factors, including export restraints, movements in the exchange rate between the Japanese yen and the U.S. dollar, the significant growth of Japanese car sales in the United States and international trade considerations. Ford estimates that production in the United States by Japanese transplants was approximately 2.3 million units in 1997.

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

     Ford's marketing costs in the United States as a percentage of gross sales revenue for each of 1997, 1996, and 1995 were 8.7%, 8.0%, and 8.2%, respectively. "Marketing costs" include (i) marketing incentives on vehicles such as retail rebates and costs for special financing rates, (ii) reserves for residual support on retail vehicle leases, (iii) reserves for costs and/or losses associated with obligatory repurchases of certain vehicles sold to daily rental companies and (iv) costs for advertising and sales promotions for vehicles.

     Sales by Ford to fleet customers were as follows for the years indicated:

                                                                         Ford Fleet Sales
                                                 -----------------------------------------------------------------
                                                                     Years Ended December 31,
                                                 -----------------------------------------------------------------
                                                   1997          1996          1995         1994           1993
                                                 ---------     ---------     ---------    ----------     ---------
Units sold..................................     923,000       936,000       971,000      924,000        881,000
Percent  of  Ford's  total  U.S.  car
 and truck sales............................       24%           24%           25%          24%            25%


Fleet sales generally are less profitable than retail sales, and sales to daily rental companies generally are less profitable than sales to other fleet purchasers. The mix between sales to daily rental companies and other fleet sales has been about evenly split in recent years.

     Warranty Coverage. Ford presently provides warranty coverage for defects in factory-supplied materials and workmanship on all vehicles (other than medium/heavy trucks) sold by it in the United States that extends for at least 36 months or 36,000 miles (whichever occurs first) and covers all components of the vehicle, other than tires which are warranted by the tire manufacturers. In general, different warranty coverage is provided on medium/heavy trucks and on vehicles sold outside the United States. In addition, as discussed below under "Governmental Standards - Mobile Source Emissions Control", the Federal Clean Air Act requires a useful life of 10 years or 100,000 miles (whichever occurs first) for emissions equipment on most light duty vehicles sold in the United States. As a result of the coverage of these warranties and the increased concern for customer satisfaction, costs for warranty repairs, emissions equipment repairs and customer satisfaction actions ("warranty costs") can be substantial. Estimated warranty costs for each vehicle sold by Ford are accrued at the time of sale. Such accruals, however, are subject to adjustment from time to time depending on actual experience.

----------------------------

Europe
------

     Europe is the largest market for the sale of Ford cars and trucks outside the United States. The automotive industry in Europe is intensely competitive; for the past 12 years, the top six manufacturers have each achieved a car market share in about the 10% to 17% range. (Manufacturers' shares, however, vary considerably by country.) This competitive environment is expected to intensify further as Japanese manufacturers, which together had a European car market share of 11% for 1997, increase their production capacity in Europe and import restrictions on Japanese built-up vehicles gradually are removed in total by December 31, 1999. Ford estimates that in 1997 the European automotive industry had excess capacity of approximately 5.5 million units (based on a comparison of European domestic demand and capacity).

     In 1997, European car industry sales were 13.2 million units, up 5% from 1996 levels. Truck sales were 1.8 million units, up 6% from 1996 levels. Ford's European car share for 1997 was 11.2%, down 3/10 of a point from 1996, and its European truck share for 1997 was 12.2%, down 9/10 of a point from 1996.

     For Ford, Great Britain and Germany are the most important markets within Europe, although the Southern European countries are becoming increasingly significant. Any adverse change in the British or German market has a significant effect on total automotive profits. For 1997 compared with 1996, total industry sales were up 7% in Great Britain and up 7% in Germany.

     A single currency called the euro will be introduced in Europe on January 1, 1999. The increased price transparency resulting from the use of a single currency may affect the ability of Ford and other companies to price their products differently in the various European markets. A possible result of this price harmonization is lower average prices for products sold in these markets.

Other Foreign Markets
---------------------

     Mexico and Canada. Mexico and Canada also are important markets for Ford. In 1997, industry sales of cars and trucks in Canada were 1.4 million units, up 18% from 1996 levels. The increase reflected economic growth and low Canadian interest rates. Mexico had been a growing market until late 1994. However, substantial devaluation of the Mexican peso in late 1994 created a high level of uncertainty regarding economic activity in Mexico. In 1996 and 1997, the Mexican economy recovered. In 1997, industry volume was 496,000 units, up 50% from 1996 levels.

     South America. Brazil and Argentina are the principal markets for Ford in South America. The economic environment in those countries has been volatile in recent years, leading to large variations in profitability. Results also have been influenced by government actions to reduce inflation and public deficits, and improve the balance of payments. Industry sales in 1997 were 1.9 million units in Brazil, up 11% from 1996, and 426,000 units in Argentina, up 13% from 1996. Brazilian government austerity measures in late 1997 adversely impacted industry vehicle sales in that country and are expected to continue to affect industry sales in 1998.

     Asia Pacific. In the Asia Pacific region, Australia, Taiwan and Japan are the principal markets for Ford products. Industry volumes in 1997 in this region were as follows: 722,000 units in Australia (up 11.1% from 1996), 482,000 units in Taiwan (up 2.3% from 1996) and 6.7 million units in Japan (down 5% from
1996). In 1997, Ford was the market share leader in Australia with an 18% combined car and truck market share. In Taiwan (where sales of built-up vehicles manufactured in Japan are prohibited), Ford had a combined car and truck market share in 1997 of 16.1%. Ford's combined car and truck market share in Japan has never exceeded 1%. Ford's principal competition in the Asia Pacific region has been the Japanese manufacturers. It is anticipated that the continuing relaxation of import restrictions (including duty reductions) in Australia and Taiwan will intensify competition in those markets.

---------------------------

     The financial crisis that began in Thailand in mid-year 1997, and spread to the neighboring Southeast Asian nations, particularly Indonesia, has resulted in a significant reduction of vehicle sales for the region. These markets had been expanding, but economic growth is now expected to remain subdued during a period of restructuring. Ford is positioning itself to actively participate in these markets in recognition of their long-term growth opportunities.

     Africa. Ford operates in the South African market through South African Motor Corporation (Pty.) Limited ("SAMCOR") in which Ford has a 45% equity interest. SAMCOR is an assembler of Ford and other manufacturers' vehicles in South Africa. In 1997, industry volume in South Africa was 367,000 units, down 7% from 1996 levels.


                          Financial Services Operations


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

     Outside the United States, Ford Credit Europe plc ("Ford Credit Europe") is Ford Credit's largest operation. Ford Credit Europe is owned by Ford Credit (70.4%), Ford Werke AG (19.6%) and Ford (10%). Ford Credit Europe's primary business is to support the sale of Ford vehicles in Europe through the Ford dealer network. A variety of retail, leasing and wholesale finance plans is provided in most countries in which it operates.

     Ford Credit also conducts insurance operations through The American Road Insurance Company ("American Road") and its subsidiaries in the United States and Canada. American Road's business consists of extended service plan contracts for new and used vehicles manufactured by affiliated and nonaffiliated companies, primarily originating from Ford dealers, physical damage insurance covering vehicles and equipment financed at wholesale by Ford Credit, and the reinsurance of credit life and credit disability insurance for retail purchasers of vehicles and equipment.

     Ford Credit financed the following percentages of new Ford cars and trucks sold or leased at retail and sold at wholesale in the United States and Europe, respectively, during the years indicated:

                                                              Years Ended December 31,
                                                 ---------------------------------------------------
                                                     1997                1996              1995
                                                 --------------     ---------------    -------------
       United States
         Retail*............................          37.5%              37.6%              36.9%
         Wholesale..........................          79.8               79.5               79.7

         Europe
         Retail*............................          29.1               29.3               30.2
         Wholesale..........................          95.0               90.8               89.2

         -------------------
         * As a percentage of total sales and leases, including cash sales.

-----------------------------

     Ford Credit's finance receivables and retained interest in sold receivables and investments in operating leases were as follows at the dates indicated (in millions):

                                                                                   December 31,
                                                                       --------------------------------------
                                                                             1997                 1996
                                                                       -----------------    -----------------
         Finance receivables and retained interest in
          sold receivables
              Retail                                                       $55,601              $53,141
              Wholesale                                                     21,605               22,706
              Other                                                          5,276                5,901
                                                                           -------              -------
                  Total finance receivables, net of unearned income         82,482               81,748
              Less:  allowance for credit losses                            (1,170)                (900)
                                                                           -------              -------
                  Finance receivables, net                                  81,312               80,848
              Retained interest in sold receivables                            999                1,124
                                                                           -------              -------
                  Finance receivables, net and retained interest
                    in sold receivables                                    $82,311              $81,972
                                                                           =======              =======

         Investments in operating leases
              Vehicles, at cost                                            $41,926              $36,951
              Lease origination costs                                           65                   60
                  Less:  Accumulated depreciation                           (6,943)              (6,049)
                         Allowance for credit losses                          (302)                (317)
                                                                           -------              -------

                      Net investment in operating leases                   $34,746              $30,645
                                                                           =======              =======

     The aggregated receivable balances related to accounts past due 60 days or more were as follows at the dates indicated (in millions):

                                                                                   December 31,
                                                                       --------------------------------------
                                                                            1997                   1996
                                                                       ---------------        ---------------
         Retail                                                             $497                   $807
         Wholesale                                                            35                     53
         Other                                                                59                     86
                                                                            ----                   ----
               Total                                                        $591                   $946
                                                                            ====                   ====

     The following table sets forth information concerning Ford Credit's credit loss experience with respect to the various categories of financing during the years indicated (in millions):

                                                                         Years Ended or at December 31,
                                                                -------------------------------------------------
                                                                    1997              1996              1995
                                                                -------------     -------------     -------------
         Net losses/(recoveries)
             Retail*                                              $1,004             $  804            $  467
             Wholesale                                                (1)                19                10
             Other                                                     4                  7                 9
                                                                  ------             ------            ------
                Total                                             $1,007             $  830            $  486
                                                                  ======             ======            ======

         Net losses as a percentage of average net
           receivables*
             Retail                                                 1.17%              1.03%             0.68%
             Total finance receivables                              0.89               0.78              0.51

         Provision for credit losses                              $1,338             $  993            $  480
         Allowance for credit losses                               1,471              1,218             1,055
         Allowance as a percentage of net receivables*              1.27%              1.09%             1.03%

----------------
*Includes investments in operating leases.

----------------------------

     An analysis of Ford Credit's allowance for credit losses on finance receivables and operating leases is as follows for the years indicated (in millions):

                                                                    1997              1996              1995
                                                                -------------     -------------     -------------
         Balance, beginning of year                                $1,218            $1,055            $1,084
           Additions                                                1,338               993               480
           Deductions
              Losses                                                1,239             1,021               687
              Recoveries                                             (232)             (191)             (201)
                                                                   ------            ------            ------
                Net losses                                          1,007               830               486
         Other changes, principally
           amounts relating to finance
           receivables and operating
           leases sold                                                 78                 -                23
                                                                   ------            ------            ------
              Net deductions                                        1,085               830               509
                                                                   ------            ------            ------
         Balance, end of year                                      $1,471            $1,218            $1,055
                                                                   ======            ======            ======

     Ford Credit and Ford Credit Europe rely heavily on their ability to raise substantial amounts of funds. These funds are obtained primarily by the sale of commercial paper, the issuance of term debt and, in the case of Ford Credit Europe, certificates of deposit. Funds also are provided by retained earnings and sales of receivables. The level of funds can be affected by certain transactions with Ford, such as capital contributions and dividend payments, interest supplements and other support from Ford for vehicles financed and leased by Ford Credit or Ford Credit Europe under Ford-sponsored special financing or leasing programs. Funds also can be affected by the timing of payments for the financing of dealers' wholesale inventories and for income taxes.

     The ability of Ford Credit and Ford Credit Europe to obtain funds is affected by their credit ratings, which are closely related to the financial condition of and the outlook for Ford, and the nature and availability of support facilities, such as revolving credit agreements and receivables sales facilities. The long-term senior debt of each of Ford, Ford Credit and Ford Credit Europe is rated "A1" and "A" and the commercial paper of each of Ford Credit and Ford Credit Europe is rated "Prime-1" and "A-1" by Moody's Investors Service and Standard & Poor's Ratings Group, respectively.

     Ford and Ford Credit are parties to a profit maintenance agreement which provides for payments by Ford to the extent required to maintain Ford Credit's earnings at specified minimum levels. In addition, Ford and Ford Credit Europe are parties to a support agreement which requires Ford to retain a certain direct or indirect ownership interest in Ford Credit Europe and to make (or cause Ford Credit to make) payments to the extent required to maintain Ford Credit Europe's net worth at specified minimum levels. No payments were required under either of these agreements during the period 1988 through 1997.


The Hertz Corporation
---------------------

     Hertz and its affiliates and independent licensees operate what Hertz believes is the largest car rental business in the world based upon revenues and volume of rental transactions and the largest industrial and construction equipment rental business in the United States based upon revenues. Hertz, together with its affiliates and independent licensees, rents and leases cars, rents industrial and construction equipment and operates its other businesses from approximately 5,500 locations throughout the United States and in approximately 140 foreign countries and jurisdictions. In April 1997, Hertz completed an initial public offering of common stock representing a 19.1% economic interest in Hertz.
                                         -9-

----------------------------

Associates First Capital Corporation
------------------------------------

     The Associates is a leading, diversified consumer and commercial finance organization which provides finance, leasing and related services to individual consumers and businesses in the United States and internationally. On March 2, 1998, Ford's Board of Directors approved the spin-off of The Associates by declaring a dividend pursuant to which all of Ford's 279.5 million shares of The Associates will be distributed to Ford Common and Class B stockholders in proportion to their ownership of Common and Class B Stock. The distribution will be made on April 7, 1998 to holders of record on March 12, 1998.

     In 1996 and 1997, The Associates contributed 16.8% and 12%, respectively, to Ford's consolidated earnings. Generally, the earnings of The Associates have been retained by The Associates to fund its growth.


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

     Mobile Source Emissions Control -- U.S. Requirements. The Federal Clean Air Act (the "Clean Air Act" or the "Act") imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States. Concurrently, most light duty vehicles sold in the United States must comply with these standards for 10 years or 100,000 miles, whichever first occurs. More stringent emissions standards will become effective as early as the 2004 model year, unless the U.S. Environmental Protection Agency (the "EPA") decides otherwise.

     Pursuant to the Act, California has received a waiver from the EPA to establish unique emissions control standards. New vehicles and engines sold in California must be certified by the California Air Resources Board (the "CARB"). The CARB's emissions requirements (the "California program") for model years 1994 through 2003 require manufacturers to meet a non-methane organic gasses fleet average requirement and are significantly more stringent than those prescribed by the Act for the corresponding periods of time. California initially required that a specified percentage of each manufacturer's vehicles produced for sale in California, beginning at 2% in 1998 and increasing to 10% in 2003, must be zero-emission vehicles ("ZEVs"), which produce no emissions of regulated pollutants. In 1996, however, the CARB eliminated the ZEV mandate until the 2003 model year. Around the same time, vehicle manufacturers voluntarily entered into an agreement with CARB to provide air quality benefits for California equivalent to a 49 state program (i.e., equivalent to providing vehicles certified to the California low emission vehicle standard nationwide beginning with the 2001 model year), to continue research and development of ZEV technology and to provide specific numbers of advanced technology battery vehicles through demonstration programs in California.

     Electric vehicles are the only presently known type of zero-emission vehicles. However, despite intensive research activities, technologies have not been identified that would allow manufacturers to produce an electric vehicle that either meets most customers' expectations or is commercially viable. Compliance with the ZEV mandate may require manufacturers to curtail the sale of non-electric vehicles or to offer substantial discounts on electric vehicles, selling them well below cost, while increasing the price on non-electric vehicles. The California program and ZEV mandates present significant

---------------------------

technological challenges to manufacturers and compliance may require costly actions that would have a substantial adverse effect on Ford's sales volume and profits.

     The Act also permits other states which do not meet national ambient air quality standards to adopt the California program no later than two years before the affected model year. Under the Act, twelve northeastern states and the District of Columbia formed a group known as the Ozone Transport Commission (the "OTC"). Based on an OTC recommendation, the EPA required each OTC jurisdiction to adopt the California program. The OTC jurisdictions also may adopt California's ZEV mandates, if any, but were not required to do so by the EPA. In March 1997, the Circuit Court of Appeals for the District of Columbia vacated the EPA's rule requiring the OTC jurisdictions to adopt the California program. That decision did not affect California programs, including ZEV mandates, already adopted by individual states. There are major problems with transferring California standards to the Northeast -- many dealers sell vehicles in neighboring states and the driving range of present ZEVs is greatly diminished (by more than 50 percent) in cold weather. Also, the Northeast states have refused to adopt the California reformulated gasoline requirement, which makes the task of meeting standards even more difficult.

     The California program was adopted in New York and Massachusetts and is currently in effect for model years 1996 and beyond. In addition, these two states adopted ZEV mandates beginning with model year 1998. New York's mandate retains the now rescinded California ZEV requirements. The automotive industry is seeking to have New York's pre-2003 model year ZEV mandate declared invalid, and the case is now pending before the U.S. Court of Appeals for the Second Circuit. Massachusetts has attempted to adopt as a standard the ZEV obligations relating to California to which the auto manufacturers voluntarily agreed with CARB. A federal district court has invalidated these regulations, but Massachusetts has appealed the decision to the U.S. Court of Appeals for the First Circuit. Connecticut adopted the California program beginning with model year 1998. Rhode Island and Vermont have adopted the California program beginning in model year 1999 (with a ZEV mandate to be required in Vermont after certain determinations with respect to the advancement of ZEV technology have been made). Maine has adopted the California program beginning with the 2001 model year. Maryland and New Jersey have laws requiring adoption of the California program and ZEV mandates after certain conditions, relating to actions which may be taken by other OTC jurisdictions, have been met.

     In response to OTC actions, the automotive industry proposed a National Low Emissions Vehicle (NLEV) program, which the EPA promulgated as a rule and which has been agreed to by all manufacturers and all OTC jurisdictions except Maine, Massachusetts, New York and Vermont. This NLEV program will require manufacturers to sell low emission vehicles in the participating OTC jurisdictions beginning with the 1999 model year, and throughout the remainder of the country beginning with the 2001 model year. The OTC jurisdictions which have agreed to the NLEV program will for its duration substitute the NLEV program for any of their other emissions programs for passenger cars and light duty gasoline trucks. California and the non-participating OTC jurisdictions will retain their California-based programs. A petition seeking judicial review of the EPA's rule establishing NLEV has been filed by a coalition of environmental groups. The petition alleges that the rule violates the Clean Air Act.

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

----------------------------

     In January 1998, Ford announced that it would voluntarily re-engineer all of its 1999 model year sports utility vehicles and its 1999 model year Windstar minivan to emit 70% less pollutants than the level required by the Clean Air Act. Ford is certifying those vehicles under the Act's Clean Fuel Fleet Program.

     European Requirements. European Union directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the European Union. In June 1996, the European Commission published a draft proposal for new more stringent European emissions standards for 2000 (the "Stage III Directive"). That draft includes a new framework for emission-related fiscal incentives for the early introduction of vehicles capable of meeting Stage III standards before 2000 and vehicles capable of meeting newly proposed and even more stringent standards before 2005. The common position of the European Council of Environment Ministers (the "Environment Council") published in November 1997 provides that the European Commission should propose mandatory standards for 2005 by June 30, 1999 based on a study that would address air quality needs, vehicle and engine technology developments, the need for and availability of clean fuels, and other issues. The European Parliament has proposed various amendments to the Environment Council's common position that would make the proposed Stage III Directive even more stringent. The Environment Council and the European Parliament are expected to convene a conciliation committee to agree on the final form for the Stage III Directive.

     Certain European countries are conducting in-use emissions testing to ascertain compliance of motor vehicles with applicable emissions standards. These actions could lead to recalls of vehicles; the future costs of related inspection or repairs could be substantial.

     Motor Vehicle Safety -- The National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act") regulates motor vehicles and motor vehicle equipment in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration (the "Safety Administration"). Meeting or exceeding many safety standards is costly because they tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. There currently are pending before the Safety Administration a number of investigations relating to alleged safety defects in Ford vehicles. A manufacturer is also obligated to recall vehicles if it determines they contain a defect relating to motor vehicle safety or do not comply with a safety standard. Should Ford or the Safety Administration determine that either a safety defect or a noncompliance exists with respect to certain of Ford's vehicles, the costs of such recall campaigns could be substantial.

     In 1997, the Safety Administration amended a standard to permit vehicle manufacturers to reduce the inflation power in air bags in future models to further reduce the risk of air bag deployment-related injuries. Ford will incorporate lower output air bags in its 1998 and later model year vehicles. In 1997, the Safety Administration also adopted a rule permitting vehicle owners meeting certain criteria to have their air bags deactivated or have "on-off" switches installed in their vehicles. In June 1998, the Safety Administration is expected to initiate rulemaking relating to advanced air bags.

     The issue of truck-to-car compatibility in relation to collisions has received significant media attention recently and has been the subject of a Safety Administration report. Ford and its suppliers are continuing to work on this complex issue, and Ford will participate with the Safety Administration in a conference on this subject in early summer 1998. Government regulation to address vehicle compatibility also is possible.

     Canada, the European Union, individual member countries within the European Union and other countries in Europe, South America and the Asia Pacific markets also have safety standards applicable to motor vehicles and are likely to adopt additional or more stringent standards in the future.

     Motor Vehicle Fuel Economy -- U.S. Requirements. Under the Motor Vehicle Information and Cost Savings Act (the "Cost Savings Act") vehicles must meet minimum CAFE standards set by the Safety Administration. A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the three succeeding model years.

----------------------------

     The Cost Savings Act established a passenger car CAFE standard of 27.5 mpg for the 1985 and later model years, which the Safety Administration believes it has the authority to amend to a level it determines to be the maximum feasible level. The Safety Administration has established a 20.7 mpg CAFE standard applicable to light trucks.

     Ford expects to be able to comply with the foregoing CAFE standards, in some cases using credits from prior or succeeding years. However, a continued increase in demand for larger vehicles coupled with a decline in demand for small and middle-size vehicles could jeopardize its ability to comply.

     It is anticipated that efforts may be made to raise the CAFE standard because of concerns for carbon dioxide ("CO2") emissions, energy security or other reasons. President Clinton's Climate Change Action Plan ("CCAP") sets a goal to improve new vehicle fuel efficiency in an amount equivalent to at least 2% per year over a 10 to 15 year period. In addition, international concerns over global warming due to the emission of "greenhouse gasses" have given rise to strong pressures to increase fuel economy. During the December 1997 meeting of the parties to the United Nations Climate Change Convention in Kyoto, Japan, the United States agreed to reduce greenhouse gas emissions by 7% below their 1990 levels during the 2008-2012 period (the "Kyoto Protocol"). The Kyoto Protocol is not yet binding on the United States, pending signature by the President and ratification by the Senate. If the CCAP or Kyoto Protocol goals are partially or fully implemented through increases in the CAFE standard, or if significant increases in car or light truck CAFE standards for subsequent model years otherwise are imposed, Ford would find it necessary to take various costly actions that would have substantial adverse effects on its sales volume and profits. For example, Ford might have to curtail or eliminate production of larger family-size and luxury cars and full-size light trucks, restrict offerings of engines and popular options, and continue or increase market support programs for its most fuel-efficient cars and light trucks.

     Foreign Requirements. The European Union is also a party to the Kyoto Protocol and has agreed to reduce greenhouse gas emissions by 8% below their 1990 levels during the 2008-2012 period. In December 1997, the Environment Council reaffirmed its goal to reduce average CO2 emissions from new cars to 120 grams per kilometer by 2010 (at the latest) and invited European motor vehicle manufacturers to negotiate further with the European Commission on a satisfactory voluntary environmental agreement to help achieve this goal. In addition, the Environment Council directed the European Commission to propose legislation with binding CO2 limit values if such an agreement is determined to be unachievable. On March 10, 1998, representatives of the European automotive manufacturers association met with the European Environment Commissioner to present an industry proposal that would (among other things) reduce the average CO2 emissions of new cars sold in the European Union to 140 grams per kilometer by 2008, review in 2002-2003 the feasibility of further reductions for 2012, and offer for sale by 2000 vehicles that produce no more than 120 grams of CO2 per kilometer. This proposal assumes (among other things) that no negative measures will be implemented against diesel-fueled cars and the full availability of improved fuels with low sulphur content by 2005. The European Environment Commissioner will review the proposal with the member countries at a forthcoming Environment Council meeting. The European Parliament has considered even more stringent proposals for reducing CO2 emissions from new cars. If adopted, certain of the proposals being considered could have substantial adverse effects on Ford's sales volumes and profits in Europe.

     In 1995, members of the German Automobile Manufacturers Association (including Ford Werke AG) made a voluntary pledge to reduce by 2005 the average fuel consumption of new cars sold in Germany by 25% from 1990 levels, to review before the year 2000 the need for and feasibility of further reductions in average fuel consumption, to make regular reports on fuel consumption, and to increase industry research and development efforts toward this end.

     Other initiatives for reducing CO2 emissions from motor vehicles are being considered by other European countries. Taken together such proposals could have substantial adverse effects on Ford's sales volumes and profits in Europe.

----------------------------

     Japan has adopted automobile fuel consumption goals that manufacturers must attempt to achieve by the 2000 model year. The consumption levels apply only to gasoline-powered vehicles, vary by vehicle weight, and range from 5.8 km/I to
19.2 km/l.

     U.S. Stationary Source Air Pollution Control -- The Clean Air Act limits various emissions into the atmosphere from stationary sources as well as mobile sources, and allows states to adopt even more stringent standards. The Act imposes comprehensive permit requirements for manufacturing facilities in addition to those required by various states. Regulations continue to be promulgated under the Act, and the costs to comply with the Act could be substantial. In addition, the enormous complexity and time-consuming nature of the comprehensive permit program provided for by the Act may reduce operational flexibility and may interfere with future competitive upgrading of Ford's U.S. production facilities.

     U.S. Water Pollution Control -- Pursuant to the Federal Water Pollution Control Act (the "Clean Water Act"), Ford is required to obtain permits for its manufacturing facilities that regulate the facilities' discharge of wastewater into public waters and municipal sewerage systems. The EPA also requires management standards and, in some cases, permits for the discharge of storm water. The standards under the Clean Water Act are established by the EPA and by the state where a facility is located. Many states have requirements that go beyond those established under the Clean Water Act.

     The EPA also adopted regulations, pursuant to the Great Lakes Critical Programs Act of 1990, that require more restrictive standards for discharges into waters that impact the Great Lakes. These regulations may require the addition of costly control equipment.

     U.S. Hazardous Substance and Waste Control -- Pursuant to the Federal Resource Conservation and Recovery Act ("RCRA"), the EPA has issued regulations establishing certain procedures and standards for persons who generate, transport, treat, store, or dispose of hazardous wastes and requiring corrective action for prior releases. States may adopt even more extensive requirements. The Federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") requires notification regarding certain releases into the environment, and creates potential liability for remediation costs and for damage to natural resources at sites where Ford waste was taken for treatment or disposal. A number of states have enacted separate laws of this type. In addition, under the Federal Toxic Substances Control Act ("TSCA"), the EPA evaluates environmental and health effects of existing chemicals and new substances. Pursuant to TSCA, the EPA regulates the use of polychlorinated biphenyls in transformers, capacitors and other equipment that may be located at Ford's U.S. facilities.

     European Stationary Source Environmental Control -- The European Union and individual member countries impose requirements on waste and hazardous wastes, incineration, packaging, landfill, soil pollution, integrated pollution control, air emissions standards, import/export and use of dangerous substances, air and water quality standards, noise, environmental management systems, energy efficiency, emissions reporting, and planning and permitting. Additional or more stringent requirements (including tax measures and civil liability schemes for cleaning polluted sites) are likely to be adopted in the future. The cost of complying with these standards could be substantial.

     The European Commission has published a draft proposal to introduce an obligation for motor vehicle manufacturers to take back end-of-life vehicles on a cost-free basis beginning in 2003, to impose requirements on the proportion of the vehicle that may be disposed of in landfills and the proportion that must be reused or recycled beginning in 2005, and to ban the use of certain substances in vehicles beginning in 2003. Such proposals could, if adopted, impose a substantial cost on manufacturers. The German Automobile Association (including Ford Werke AG) and the German Automobile Importers Association made a voluntary pledge to establish a nationwide infrastructure network to take back passenger cars that are at least 12 years old (and meet certain other requirements) on a cost-free basis to their owners.

     Pollution Control Costs -- During the period 1998 through 2002, Ford expects that approximately $550 million will be spent on its North American and European facilities to comply with air and water pollution and hazardous waste control standards which now are in effect or are scheduled to come into effect. Of this total, Ford estimates that approximately $100 million will be spent in 1998 and $120 million will be spent in 1999.

----------------------------

     Worldwide Regulatory Compatibility -- Ford's efforts to develop new markets and increase imports are impeded by incompatible automotive safety, environmental and other product regulatory standards. At present, differing standards either restrict the vehicles Ford can export to serve new markets or increase the cost and complexity to do so.



                                 Employment Data


     Average employment for Ford by geographic area was as follows for the years indicated:

                                                                             1997                 1996
                                                                       -----------------    -----------------
         United States                                                     189,787              189,718
         Europe                                                            104,014              106,156
         Other                                                              70,091               75,828
                                                                           -------              -------

              Total                                                        363,892              371,702
                                                                           =======              =======

     In 1997, average Ford employment decreased 2.1 percent reflecting reduced Automotive employment offset partially by increased employment in the Company's Financial Services operations.

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

     Ford has not experienced significant work stoppages at its facilities in recent years, but work stoppages have occurred in supplier facilities. Any protracted work stoppages in the future, whether in Ford's facilities or those of certain suppliers, could substantially adversely affect Ford's results of operations.

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

     In 1997, 1996 and 1995, $6.3 billion, $6.8 billion and $6.6 billion, respectively, were charged to income of Ford and its consolidated subsidiaries for Ford-sponsored research and development activities relating to the development of new products and services and the improvement of existing products and services. In addition, $20 million, $42 million and $18 million were charged to income in 1997, 1996 and 1995, respectively, for customer-sponsored research and development activities.




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

Product Liability Matters
-------------------------

     Occupant Restraint Systems. Ford is a defendant in various actions for damages arising out of automobile accidents where plaintiffs claim that the injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years. The damages specified by the plaintiffs in these actions, including both actual and punitive damages, aggregated approximately $1 billion at December 31, 1997.

     Bronco II. Ford is a defendant in various actions involving the alleged propensity of Bronco II utility vehicles to roll over. The damages specified in these actions, including both actual and punitive damages, aggregated approximately $979 million at December 31, 1997.

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

     Asbestos. Ford is a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and other products containing asbestos. Damages specified by plaintiffs in complaints in these actions, including both actual and punitive damages, aggregated approximately $1.4 billion at December 31, 1997. (In some of these actions no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum.) As distinguished from most lawsuits against Ford, in most of these asbestos-related cases, Ford is but one of many defendants, and many of these co-defendants have substantial resources.

Environmental Matters
---------------------

     General. Ford has received notices from government environmental enforcement agencies concerning four matters which potentially involve monetary sanctions exceeding $100,000. The agencies believe that Ford facilities may have violated regulations relating to the management of certain materials or relating to certain emissions from facility operations. In Ford's prior reports, Ford included another environmental matter that related to certain emissions from one of its facilities. That matter was resolved in February 1998, with Ford paying a civil penalty of $135,000.

-------------------------------------

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

     CCA Lawsuit. The Corporation for Clean Air, Inc., a California non-profit group ("CCA"), filed a lawsuit in California against Ford and numerous other engine and vehicle manufacturers and owners of vehicle fleets, under California's Safe Drinking Water and Toxic Enforcement Act ("Proposition 65"). Under Proposition 65 any business that knowingly and intentionally exposes any person to certain carcinogens and reproductive toxins must provide that person with an advance clear and reasonable warning, unless the business can prove that the exposures are insignificant. CCA's complaint alleges that manufacturers and fleet owners of diesel powered vehicles are exposing California's citizens to diesel exhaust in violation of Proposition 65. Maximum penalties under Proposition 65 are $2,500 per vehicle per day of violation.

     Bridgend Plant. In November 1997, the Cardiff Crown Court imposed a fine of 10,000 Pounds Sterling on Ford's British subsidiary, Ford Motor Company, Limited ("Ford Britain"), for the discharge of certain pollutants into the River Ewenny by Ford Britain's Bridgend plant in September 1995. Ford Britain was also required to pay the United Kingdom Environmental Agency's costs of approximately 11,000 Pounds Sterling and to pay for the restocking of fish in the river.

Class Actions
-------------

     Described below are various class action lawsuits in which Ford has been named a defendant. Class action lawsuits can involve very large classes of plaintiffs, such as statewide or nationwide classes, if plaintiffs persuade the court to grant class certification. Ford believes it has valid defenses in each of these cases; however, if plaintiffs were to prevail in any of these lawsuits, Ford could be required to pay substantial damages.

     Paint. Pending against the Company are five purported class actions alleging defects in the paint processes used on more than nine million vehicles manufactured by the Company in model years 1984 through 1993. One case (Landry) is nationwide in scope and is pending in the U.S. District Court for the Eastern District of Louisiana. In January 1998, plaintiffs in Landry filed a motion for class certification, which Ford opposed. Of the five cases that were consolidated with Landry for pretrial proceedings, two were dismissed, and the plaintiffs in the other three did not file motions for class certification within the court-ordered deadline. In the remaining case (Sheldon), a Texas state court certified two subclasses of Texas residents for trial. The Texas Court of Appeals affirmed the class certification order. In its opinion, the Court of Appeals approved of a bifurcated trial process that would require class members to prove causation and damages in separate trials following a classwide trial on the existence of a defect and the Company's knowledge thereof. Ford will appeal the class certification to the Texas Supreme Court. In each pending lawsuit, the plaintiffs seek unspecified compensatory damages, as well as punitive damages, attorneys' fees and costs.

     Bronco II. Currently pending against Ford are two state and one federal purported class actions filed by Bronco II owners seeking recovery for economic injury attributable to the alleged rollover propensity of these vehicles. Each lawsuit expressly excludes personal injury claimants, whose claims are discussed

-------------------------------------

above. Some of the lawsuits also seek recovery of unspecified punitive damages and an order requiring the Company to recall and retrofit these vehicles. Seven federal Bronco II cases had originally been consolidated for pretrial purposes in a Louisiana federal court. After the court denied plaintiffs' motion for class certification in these cases, six of the cases were dismissed either by the court or voluntarily by the plaintiffs. Plaintiffs in these cases have appealed the court's dismissal orders and denial of class certification to the U.S. Court of Appeals for the Fifth Circuit. Ford's motion for summary judgment is pending in the remaining federal case. The two state court cases are pending in Alabama and Texas. The Texas case is dormant. In October 1997, the Alabama court denied Ford's motion to dismiss plaintiffs' fraud claims and certified a class consisting of Alabama residents who owned a Bronco II vehicle any time between August 26, 1993 and May 31, 1997. The Alabama Supreme Court agreed to hear Ford's interlocutory appeal of the trial court's denial of Ford's motion to dismiss, but it has not yet ruled on Ford's petition to appeal the trial court's class certification order. The trial court proceedings are stayed pending the Supreme Court's decision on Ford's interlocutory appeal.

     A separate purported class action involving the Bronco II (Goff) is pending against Ford in federal court in the Southern District of West Virginia. The lawsuit purports to represent a class of former plaintiffs in Bronco II personal injury cases that have been settled or tried. Plaintiffs allege that Ford and a Ford expert on the design history of the Bronco II conspired to fraudulently conceal documents that would establish (a) that Ford paid the expert to offer false testimony in favor of Ford regarding the design of the Bronco II, and (b) that Ford knew the design of the Bronco II rendered the vehicle unstable and prone to rollover under normal driving conditions. Plaintiffs seek compensatory and punitive damages, prejudgment interest, costs and attorneys' fees. Plaintiffs also seek to prevent Ford from using as a defense in this case releases obtained in settled Bronco II personal injury lawsuits and defense verdicts in tried Bronco II personal injury lawsuits. Plaintiffs' motion for class certification and Ford's motion to dismiss are pending.

     Ignition Switch. In 1996, the Company was served with fourteen purported class action lawsuits alleging that certain 1983 to 1993 model year vehicles were equipped with defective ignition switches that could cause an electrical short circuit, resulting in smoke and fire damage. Most of the suits were brought on behalf of plaintiffs who have not experienced a problem, but who claim that their vehicles have diminished value because of the allegedly defective switches. Some of the lawsuits were purportedly brought on behalf of plaintiffs who claim to have suffered fire or smoke damage to their vehicles. Plaintiffs seek unspecified compensatory damages, punitive damages, attorneys' fees and costs, as well as injunctive relief requiring, among other things, that Ford replace the allegedly defective ignition switch in all affected vehicles. All fourteen lawsuits were consolidated for pretrial proceedings in federal court in New Jersey. In August 1997, the court denied plaintiffs' motion for class certification. In September 1997, the court dismissed all of the claims brought by the non-incident class members except the implied warranty claims brought under Louisiana law and the breach of contract claims. In October 1997, plaintiffs filed a motion with the court to remand all of the lawsuits to state courts and to vacate the court's ruling denying nationwide class certification and dismissing most of the underlying claims. The court deferred ruling on the matter pending additional discovery in the case.

     In a related matter, State Farm Mutual Automobile Insurance Company ("State Farm") filed a lawsuit in federal court in California in January 1998 against Ford and United Technologies Automotive, Inc. State Farm seeks damages for insurance claims it paid to cover vehicle damage caused by allegedly defective ignition switches, the deductible amounts paid by its insureds, other compensatory damages, and attorney's fees and costs. Ford has moved to dismiss State Farm's claims. Upon Ford's notice of the State Farm action, the Judicial Panel on Multidistrict Litigation conditionally transferred the action to the New Jersey federal court where the ignition switch class actions are pending. State Farm opposed the transfer.

     TFI Module. Six purported class actions are pending in state courts on behalf of owners and lessees of 1983 through 1995 model year Ford vehicles containing a distributor-mounted thick film ignition (TFI) module. The plaintiffs allege that distributor-mounted TFI modules are defective because they have a high propensity to fail due to exposure to engine heat, causing the engine to stumble, stall, or not start. The plaintiffs in these cases seek pre- and post-judgment interest, attorneys' fees, disgorgement of profits, compensatory damages, punitive damages, notice to the public, and the recall and retrofit of all vehicles with the allegedly defective TFI modules. The cases are

-------------------------------------

pending in Alabama, California, Illinois, Maryland, Tennessee and Washington. The Alabama and Tennessee cases were conditionally certified as nationwide class actions (excluding California). The cases in Illinois, Maryland and Washington purport to be regional class actions, and the California case is statewide in scope. The California case is the "lead" case and proceedings in the other cases are stayed. The California court has certified a class of California residents who currently own or lease the subject vehicles and California residents who purchased such vehicles when they were new. The court also certified a sub-class of consumers pursuing Consumer Legal Remedies Act claims. In February 1998, the court ordered Ford to produce at its expense a mailing list for purposes of class notification. The court reserved final decision on all other aspects of class notice, but has indicated its intention to order the parties to share the costs of notice. Ford estimates the costs of such notice to be approximately $1 million to $2 million. Ford appealed the California court's class certification and class notice orders, but the appellate court has declined to hear Ford's appeals. Ford has filed a motion for leave to appeal these orders to the California Supreme Court. If leave to appeal is denied, Ford will have the right to appeal those orders after entry of any final judgment in the case.

     In related developments, Ford urged the Safety Administration to review allegations by plaintiffs and the Safety Administration's former chief investigator that Ford improperly withheld information and documents during prior Safety Administration investigations into this matter. In September 1997, the Safety Administration issued a Special Order requiring Ford to respond to those allegations under oath, and Ford did so.

     Air Bag. Three purported class action lawsuits were filed in Alabama, Louisiana and Texas state courts alleging that air bags are defective because they can cause injury, particularly to children and small adults. The Alabama action appears to be nationwide in scope and purports to represent owners of 1993 through 1996 (and some 1997) model year cars and light trucks with passenger air bags. The Louisiana and Texas actions purport to represent residents who purchased vehicles with driver and/or passenger air bags, and nonresidents who purchased such vehicles in those states. The Alabama action names as defendants Ford, General Motors Corporation, Chrysler Corporation, and an Alabama automobile dealership. The Louisiana action was brought against the same manufacturers, as well as Volvo of North America, Inc., Nissan Motor Corporation, Toyota Motor Corporation, Honda Motor Company, Ltd. and various dealerships. The Texas action was brought against Ford, General Motors, Chrysler and Volvo. However, in February 1998, plaintiffs in the Texas case filed an amended complaint that did not name Ford as a defendant. The Louisiana and Texas actions were removed to federal court and consolidated for pretrial proceedings. Plaintiffs allege that their vehicles are unsuitable for transporting children and small adults and, therefore, are not worth the purchase price they paid. They seek compensatory damages, including the alleged diminution in value of their vehicles and in the Alabama and Louisiana cases, the cost to disable the air bags or "repair" the vehicles.

     Ford/Citibank Visa. Following the June 1997 announcement of the termination of the Ford/Citibank credit card rebate program, five purported nationwide class actions and one purported statewide class action were filed against Ford; Citibank is also a defendant in some of these actions. The actions allege damages in an amount up to $3,500 for each cardholder who obtained a Ford/Citibank credit card in reliance on the rebate program and who is precluded from accumulating discounts toward the purchase or lease of new Ford vehicles after December 1997 as a result of the termination of the rebate program. Plaintiffs contend that defendants deceptively breached their contract by unilaterally terminating the program, that defendants have been unjustly enriched as a result of the interest charges and fees collected from cardholders, and further, that defendants conspired to deprive plaintiffs of the benefits of their credit card agreement. Plaintiffs seek compensatory damages, or alternatively, reinstatement of the rebate program, and punitive damages, costs, expenses and attorneys' fees. The five purported nationwide class actions were filed in state courts in Alabama, Illinois, New York, Oregon and Washington, and the purported statewide class action was filed in a California state court. The Alabama court has conditionally certified a class consisting of Alabama residents. Ford removed all of the cases to federal court and requested that the Judicial Panel on Multidistrict Litigation consolidate and transfer the cases to federal court in Washington for pretrial proceedings. Five of the cases were consolidated and transferred to federal court in Washington. Ford's request to consolidate and transfer the remaining case is pending. The plaintiff in the Oregon case has moved to remand the case to state court.

-------------------------------------

     Flat Glass. The Company has been named as a defendant in thirteen purported class actions brought on behalf of purchasers of flat glass alleging that Ford and other manufacturers fixed prices and allocated markets in violation of federal and state antitrust laws. Eleven of the class actions are nationwide in scope and are pending in federal court and the other two class actions are statewide in scope and are pending in state courts. The other defendants include Pilkington plc; Libbey-Owens Ford Co., Inc.; AFG Industries; PPG Industries, Inc.; Asahi Glass Co., Ltd.; and Guardian Industries Corp. There are nineteen similar purported class actions pending in various courts in which the Company is not currently named as a defendant. A total of 27 federal cases have been consolidated in a single federal court in Pennsylvania for pretrial proceedings under the multidistrict litigation rules. In the actions involving Ford, the plaintiffs are seeking economic and treble damages.

     Lease Residual. In January 1998 in connection with a case pending in Illinois state court, Ford and Ford Credit were served with a summons and intervention counterclaim complaint relating to Ford Credit's leasing practices (Higginbotham v. Ford Credit). The counterclaim plaintiff, Carla Higginbotham, is a member of a class that has been conditionally certified for settlement purposes in Shore v. Ford Credit. In the Shore case, Ford Credit commenced an action for deficiency against Virginia Shore, a Ford Credit lessee. Shore counterclaimed for purported violations of the Truth-in-Leasing Act (alleging that certain lease charges were excessive) and the Truth-in-Lending Act (alleging that the lease lacked clarity). Shore purported to represent a class of all similarly situated lessees. Ford was not a party to the Shore case. Higginbotham objected to the proposed settlement of the Shore case, intervened as a named defendant, filed separate counterclaims against Ford Credit, and joined Ford as an additional counterclaim defendant. Higginbotham asserts claims against Ford Credit for violations of the Consumer Leasing Act, declaratory judgment concerning the enforceability of early termination provisions in Ford Credit's leases, and fraud. She also asserts a claim against Ford Credit and Ford for conspiracy to violate the Truth-in-Lending Act. The Higginbotham counterclaims allege that Ford Credit inflates the residual values of its leased vehicles, which results in lower monthly lease payments but higher termination fees for lessees who exercise their right of early termination. Higginbotham claims that the early termination fees were not adequately disclosed on the lease form and that the fees are excessive and illegal because of the allegedly inflated residual values. She also alleges that Ford dictated the residual values to Ford Credit and thereby participated in an unlawful conspiracy.

Other Matters
-------------

     Patents--General. A number of claims have been made or may be asserted in the future against Ford alleging infringement of patents held by others. Ford believes that it has valid defenses with respect to the claims that have been asserted. If some of such claims should lead to litigation, however, and if the claimant were to prevail, Ford could be required to pay substantial damages.

     Lemelson Patent Case. In 1992, Ford was sued in federal court in Nevada by an individual patent owner (Lemelson) seeking damages and an injunction for alleged infringement of four U.S. patents characterized by Lemelson as covering machine vision inspection technologies, including bar code reading. Ford filed a declaratory judgment action in the same court to have these four patents as well as others of Lemelson's patents directed to machine vision and laser uses declared invalid, unenforceable and not infringed. Lemelson filed a counterclaim alleging infringement of the patents added by Ford and several additional patents. In 1995, Ford filed twelve summary judgment motions to dispose of large portions of the case. One motion to have the case dismissed was granted in 1996 and reversed in 1997. The U.S. Court of Appeals refused to hear Ford's appeal of the 1997 reversal until the case is tried. Ford and Lemelson then filed opposing motions for further proceedings. Lemelson requested that the case be scheduled for an immediate trial. Ford moved to have the case sent back to the magistrate judge for consideration of Ford's eleven pending motions for summary judgment. Mr. Lemelson died in October 1997. In January 1998 the court permitted the Lemelson Medical, Education & Research Foundation, Limited Partnership to be substituted as party to the lawsuit. The court also granted Ford's motion to have the case remanded back to the magistrate judge for further proceedings to recommend disposition of Ford's remaining summary judgment motions. If Lemelson were to prevail in this lawsuit, Ford could be required to pay substantial damages of an as yet indeterminate amount and could become subject to an injunction preventing future use of any process or product found to be covered by a valid patent.

-------------------------------------

     OFCCP Proceeding. In April 1997, Ford became the subject of a Department of Labor administrative enforcement proceeding challenging Ford's compliance with obligations imposed by Executive Order 11246, which prohibits employment discrimination and requires affirmative action by government contractors and subcontractors. The Office of Federal Contract Compliance Programs ("OFCCP") claims that Ford's Kentucky Truck Plant used a hiring process in 1993 for entry-level hourly laborer positions that discriminated against female applicants. OFCCP further claims that Ford failed to make available required records and otherwise cooperate with the agency during a 1993 compliance review. OFCCP seeks to cancel Ford's government contracts and to bar Ford from obtaining future government contracts and seeks an order awarding back pay to the "affected class of women." If OFCCP prevails, Ford's results of operations could be substantially adversely effected. Ford believes that, although the offer rate for women at the Kentucky Truck Plant was less than the percentage of female applicants in the 1993 interview process, there are sound gender-neutral explanations for this difference. The Department of Labor has indicated it has similar concerns about the hourly hiring practices at other Ford facilities and would like to resolve those concerns as part of a resolution of the Kentucky Truck proceeding.

     FTC Investigation. The Federal Trade Commission and the Department of Justice are continuing their investigation, commenced in 1995, of the retail vehicle financing credit practices of Ford Credit for compliance with the Equal Credit Opportunity Act and Regulation B.



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Not required.

Item 4A.  Executive Officers of the Registrant
----------------------------------------------

     The executive officers of the Registrant and their respective positions and ages at March 15, 1998 are shown in the table below:

                                                                          Present Position
                                                                        with the Registrant
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---
Alex Trotman                     Chairman of the Board                     November 1993                   64
  (1)(2)                           of Directors, President
                                   and Chief Executive Officer
                                 Director

W. Wayne Booker                  Vice Chairman                             November 1996                   63

Edward E. Hagenlocker            Vice Chairman (Chairman,                  November 1996                   58
                                   Visteon Automotive Systems)

John M. Devine                   Executive Vice President and              November 1996                   53
                                   Chief Financial Officer

Jacques A. Nasser                Executive Vice President                  November 1996                   50
                                   (President, Ford
                                   Automotive Operations)

Peter J. Pestillo                Executive Vice President--                January 1993                    59
                                   Corporate Relations

Kenneth Whipple                  Executive Vice President,                 March 1988                      63
                                   Ford (President, Ford
                                   Financial Services Group);
                                   and Chairman of the Board
                                   of Directors and Chief
                                   Executive Officer, Ford
                                   Motor Credit Company

Richard Parry-Jones              Group Vice President--                    January 1998                    46
                                   Product Development

Robert L. Rewey                  Group Vice President--                    December 1993                   59
                                   Marketing, Sales and Service

Charles W. Szuluk                Group Vice President                      November 1996                   55
                                   (President, Visteon
                                   Automotive Systems)

---------------------------------------------------------

                                                                          Present Position
                                                                        with the Registrant
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---
Robert H. Transou                Group Vice President--                    May 1994                        58
                                   Manufacturing

Gurminder S. Bedi                Vice President--                          November 1997                   50
                                   Truck Vehicle Center

William W. Boddie                Vice President--                          January 1998                    52
                                   Small and Medium Car
                                   Vehicle Center

Kenneth R. Dabrowski             Vice President --                         November 1996                   54
                                   Quality and Process
                                      Leadership

James D. Donaldson               Vice President, Ford: and                 November 1997                   55
                                   President, Ford of Europe
                                    Incorporated

Wayne S. Doran                   Vice President, Ford; and                 November 1997                   63
                                   Chairman of the Board of
                                   Directors, Ford Motor Land
                                   Development Corporation

Edsel B. Ford II                 Vice President and Director,              December 1993                   49
  (2)                              Ford; and President and Chief
                                   Operating Officer, Ford
                                   Motor Credit Company

Ronald E. Goldsberry             Vice President--General                   February 1994                   55
                                   Manager, Ford Customer
                                   Service Division

Elliott S. Hall                  Vice President--                          October 1997                    59
                                   Civic and External Affairs

John T. Huston                    Vice President--                         May 1994                        55
                                    Powertrain Operations

I. Martin Inglis                 Vice President--Product                   November 1996                   47
                                   and Business Strategy

Kenneth K. Kohrs                 Vice President--                          November 1996                   59
                                    Large and Luxury Car
                                    Vehicle Center

Vaughn A. Koshkarian             Vice President, Ford; and                 August 1995                     57
                                   Chairman of the Board of
                                   Directors and Chief Operating
                                   Officer, Ford Motor (China) Ltd.

---------------------------------------------------------

                                                                          Present Position
                                                                        with the Registrant
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---
Robert O. Kramer                 Vice President--                          October 1995                    59
                                   Human Resources

Roman J. Krygier                 Vice President--Advanced                  November 1997                   55
                                   Manufacturing Engineering

Malcolm S. Macdonald             Vice President and                        January 1995                    57
                                    Treasurer

John W. Martin, Jr.              Vice President--                          April 1989                      61
                                   General Counsel

J.C. Mays                        Vice President--Design                    October 1997                    43

Carlos E. Mazzorin               Vice President--Purchasing                May 1994                        56

John P. McTague                  Vice President--                          March 1990                      59
                                   Technical Affairs

James E. Miller                  Vice President                            November 1997                   51

Janet G. Mullins                 Vice President--                          January 1998                    48
                                   Washington Affairs

James G. O'Connor                Vice President--                          April 1996                      55
                                   General Manager,
                                   Lincoln-Mercury Division

James J. Padilla                 Vice President, Ford; and                 November 1996                   51
                                   President, Ford Brazil
                                   and Argentina

Helen O. Petrauskas              Vice President--Environmental             March 1983                      53
                                   and Safety Engineering

William F. Powers                Vice President--Research                  February 1996                   57

Neil W. Ressler                  Vice President--Advanced                  May 1994                        58
                                   Vehicle Technology

John M. Rintamaki                Secretary                                 July 1993                       56

Ross H. Roberts                  Vice President--General                   May 1991                        60
                                   Manager, Ford Division

Dennis E. Ross                   Vice President and                        April 1995                      47
                                   Chief Tax Officer

---------------------------------------------------------

                                                                         Present Position
                                                                        with the Registrant
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---
David W. Scott                   Vice President--Public Affairs             July 1986                       57

William A. Swift                 Vice President and Controller--            January 1998                    54
                                   Ford Automotive Operations

David W. Thursfield              Vice President--                           January 1998                    52
                                   Vehicle Operations

Henry D. G. Wallace              Vice President (Chief Financial            November 1997                   52
                                   Officer and Vice President,
                                   European Strategic Planning)

Robert J. Womac                  Vice President (Executive                  November 1996                   54
                                   Vice President, Operations,
                                   Visteon Automotive Systems)

------------------
(1) Also Chairman of the Organization Review and Nominating Committee of the Board of Directors.
(2) Also a member of the Finance Committee of the Board of Directors.

     Some of the officers listed above also are members of one or more additional committees of the Registrant that are not committees of the Board of Directors.

     All of the above officers, other than Messrs. Mays and Ross, have been employed by the Registrant or its subsidiaries in one or more capacities during the past five years. Immediately prior to joining Ford, Mr. Mays served as Vice President of Design Development at SHR Perceptual Management in Scottsdale, Arizona. Previously, and since 1993, Mr. Mays was design director responsible for worldwide design strategy, development and execution for Audi AG in Germany. Before joining Ford, Mr. Ross had been a partner in the New York law firm of Davis, Polk & Wardwell since 1989.

     Under the By-Laws of the Registrant the executive officers are elected by the Board of Directors at the Annual Meeting of the Board of Directors held for this purpose, each to hold office until his or her successor shall have been chosen and shall have qualified or as otherwise provided in the By-Laws.

                                    PART II



Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters
-------------------------------------------------------------------------

     The Common Stock of Ford presently is listed on the New York and Pacific Coast Stock Exchanges in the United States and on certain stock exchanges in Belgium, France, Germany, Switzerland and the United Kingdom. Ford is in the process of delisting its stock from stock exchanges in Belgium, France, Germany and Switzerland.

     The high and low sales prices for Ford Common Stock and the dividends paid per share of Common and Class B Stock for each full quarterly period in the years indicated were as follows:

                                                  1997                                          1996
                                 ---------------------------------------       --------------------------------------
                                  First     Second     Third     Fourth         First     Second     Third     Fourth
                                 Quarter   Quarter    Quarter    Quarter       Quarter   Quarter    Quarter   Quarter
                                 -------   -------    -------    -------       -------   -------    -------   -------
Common Stock price per share*
        High                    $35        $39 1/2   $46 1/8    $50 1/4       $34 7/8    $37 1/4   $34 1/4    $33 7/8
        Low                      30 3/4     30        38 3/16    41 1/2        27 1/4     31 1/2    29 7/8     30 3/8
Dividends per share of
   Common and Class B Stock     $0.385     $0.42     $0.42      $0.42         $0.35      $0.35     $0.385     $0.385

---------------------------
*  Prices reflect New York Stock Exchange Composite Transactions.

     As of February 27, 1998, stockholders of record of Ford included 241,815 holders of Common Stock and 109 holders of Class B Stock.

Item 6.  Selected Financial Data
--------------------------------

     The following tables set forth selected financial data and other data concerning Ford for each of the last eleven years (dollar amounts in millions except per share amounts):

SUMMARY OF OPERATIONS                1997     1996     1995      1994    1993     1992     1991     1990     1989     1988     1987
                                     ----     ----     ----      ----    ----     ----     ----     ----     ----     ----     ----
Automotive
Sales                              $122,935 $118,023 $110,496 $107,137 $91,568  $84,407  $72,051  $81,844  $82,879  $82,193  $71,797
Operating income/(loss)               6,946    2,516    3,281    5,826   1,432   (1,775)  (3,769)     316    4,252    6,612    6,256
Income/(loss) before income taxes
  and cumulative effects of
  changes in accounting principles    7,082    2,571    3,166    5,997   1,291   (1,952)  (4,052)     275    5,156    7,312    6,499
Income/(loss) before cumulative
  effects of changes in accounting
  principles a/, c/                   4,714    1,655    2,056    3,913   1,008   (1,534)  (3,186)      99    3,175    4,609    3,767
                                   -------- -------- -------- -------- -------  -------  -------  -------  -------  -------  -------
Net income/(loss)                     4,714    1,655    2,056    3,913   1,008   (8,628)  (3,186)      99    3,175    4,609    3,767
                                   -------- -------- -------- -------- -------  -------  -------  -------  -------  -------  -------
Financial Services
Revenues                           $ 30,692 $ 28,968 $ 26,641 $ 21,302 $16,953  $15,725  $16,235  $15,806  $13,267  $10,253  $ 8,096
Income before income taxes and
  cumulative effects of changes
  in accounting principles            3,857    4,222    3,539    2,792   2,712    1,825    1,465    1,220      874    1,031    1,386
Income before cumulative effects
  of changes in accounting
  principles b/, d/, e/               2,206    2,791    2,083    1,395   1,521    1,032      928      761      660      691      858
                                   -------- -------- -------- -------- -------  -------  -------  -------  -------  -------  -------
Net income                            2,206    2,791    2,083    1,395   1,521    1,243      928      761      660      691      858
                                   -------- -------- -------- -------- -------  -------  -------  -------  -------  -------  -------

Total Company
Income/(loss) before income taxes
  and cumulative effects of
  changes in accounting principles $ 10,939 $  6,793 $  6,705 $  8,789 $ 4,003  $  (127) $(2,587) $ 1,495  $ 6,030  $ 8,343  $ 7,885
Provision/(credit) for income
  taxes                               3,741    2,166    2,379    3,329   1,350      295     (395)     530    2,113    2,999    3,226
Minority interests in net income
  of subsidiaries                       278      181      187      152     124       80       66      105       82       44       34
                                   -------- -------- -------- -------- -------   ------  -------  -------  -------  -------  -------
Income/(loss) before cumulative
  effects of changes in accounting
  principles a/, b/, c/, d/, e/       6,920    4,446    4,139    5,308   2,529     (502)  (2,258)     860    3,835    5,300    4,625
Cumulative effects of changes in
   accounting principles                  -        -        -        -       -   (6,883)       -        -        -        -       -
                                   -------- -------- -------- -------- -------  -------  -------  -------  -------  -------  -------
Net income/(loss)                  $  6,920 $  4,446 $  4,139 $  5,308 $ 2,529  $(7,385) $(2,258) $   860  $ 3,835  $ 5,300  $ 4,625
                                   ======== ======== ======== ======== =======  =======  =======  =======  =======  =======  =======


Total Company Data Per Share
   of Common and Class B Stock f/
Income/(loss) before cumulative
   effects of changes in
   accounting principles           $   5.75 $   3.73 $   3.58 $   4.97 $  2.27  $ (0.73) $ (2.40) $  0.93  $  4.11  $  5.48  $  4.53
Income/(loss)
  Basic                                5.75     3.73     3.58     4.97    2.27    (7.81)   (2.40)    0.93     4.11     5.48     4.53
  Diluted                              5.62     3.64     3.33     4.44    2.10    (7.81)   (2.40)    0.92     4.06     5.40     4.46
Cash dividends                        1.645     1.47     1.23     0.91    0.80     0.80     0.98     1.50     1.50     1.15     0.79
Common stock price range (NYSE)
  High                               50-1/4   37-1/4   32-7/8   35     33-1/16  24-7/16 18-7/8    24-9/16 28-5/16   27-1/2   28-5/32
  Low                                30       27-1/4   24-3/4   25-5/8 21-1/2   13-7/8  11-11/16  12-1/2  20-11/16  19-1/32  14-7/32
Average number of shares of Common
  and Class B stock outstanding
  (in millions)                      1,195      1,179   1,071    1,010     986      972      952      926      934      968    1,022

- - - - -
a/ 1989 includes an after-tax loss of $424 million from the sale of Rouge Steel Company.
b/ 1994 includes an after-tax loss of $440 million from the sale of Granite Savings Bank (formerly First Nationwide Bank).
c/ 1995 includes a gain of $230 million from the dissolution of Autolatina, the company's joint venture with Volkswagen AG in Brazil and Argentina.
d/ 1996 includes gains of $650 million on the sale of The Associates' common stock and $95 million on the sale of USL Capital's assets, offset partially by a net write-down of $233 million for Budget Rent a Car Corporation.
e/   1997 includes a gain of $269 million on the sale of Hertz common stock.
f/   Share data have been adjusted to reflect stock dividends and stock splits.

--------------------------------------------

SUMMARY OF OPERATIONS          1997      1996      1995      1994      1993     1992      1991     1990    1989      1988      1987
(continued)                    ----      ----      ----      ----      ----     ----      ----     ----    ----      ----      ----
Total Company Balance
   Sheet Data at Year-End
Assets
   Automotive                $ 85,079  $ 79,658  $ 72,772  $ 68,639  $ 61,737 $ 57,170 $ 52,397 $ 50,824 $ 45,819  $ 43,128 $ 39,734
   Financial Services         194,018   183,209   170,511   150,983   137,201  123,375  122,032  122,839  115,074   100,239   76,260
                             --------  --------  --------  --------  -------- -------- -------- -------- --------  -------- --------
     Total assets            $279,097  $262,867  $243,283  $219,622  $198,938 $180,545 $174,429 $173,663 $160,893  $143,367 $115,994
Long-term debt
   Automotive                $  7,047  $  6,495  $  5,475  $  7,103  $  7,084 $  7,068 $  6,539 $  4,553 $  1,137  $  1,336 $  2,058
   Financial Services          73,198    70,641    68,259    58,104    47,900   42,369   43,680   40,779   37,784    30,777   26,009
Stockholders' equity  g/       30,734    26,762    24,547    21,659    15,574   14,753   22,690   23,238   22,728    21,529   18,493

Total Company Facility
   and Tooling Data
Capital expenditures for
   facilities (excluding
   special tools)            $  5,695  $  5,362  $  5,455  $  5,236  $  4,339 $  3,613 $  3,611 $  4,702 $  4,412  $  3,148 $  2,415
Depreciation                   10,404     9,519     8,954     7,207     5,456    4,658    3,956    3,185    2,720     2,458    2,107
Expenditures for special
   tools                        3,022     3,289     3,542     3,310     2,475    2,177    2,236    2,556    2,354     1,634    1,343
Amortization of special
   tools                        3,179     3,272     2,765     2,129     2,012    2,097    1,822    1,695    1,509     1,335    1,353

Total Company Employee
   Data - Worldwide
Payroll                      $ 17,187  $ 17,616  $ 16,567  $ 15,853  $ 13,750 $ 13,754 $ 12,850 $ 14,014 $ 13,327  $ 13,010 $ 11,670
Total labor costs              25,546    25,689    23,758    22,985    20,065   19,850   17,998   18,962   18,152    18,108   16,567
Average number of employees   363,892   371,702   346,989   337,728   321,925  325,333  331,977  369,547  366,641   358,939  350,320

Total Company Employee
   Data - U.S. Operations
Payroll                      $ 10,840  $ 10,961  $ 10,488  $ 10,381  $  8,889 $  8,019 $  7,393 $  8,313 $  8,654  $  8,477 $  7,765
Average number of employees   189,787   189,718   186,387   180,861   166,995  158,501  156,203  180,228  188,402   185,651  180,944

Average hourly labor
  costs h/
   Earnings                  $  22.97  $  22.30  $  21.79  $  21.81  $  20.94 $  19.92 $  19.10 $  18.44 $  17.77  $  17.39 $  16.50
   Benefits                     20.48     19.47     18.66     19.13     18.12    19.24    17.97    14.12    13.21     13.07    12.38
                             --------  --------   -------  --------  -------- -------- -------- -------- --------  -------- --------
   Total hourly labor
    costs                    $  43.45  $  41.77  $  40.45  $  40.94  $  39.06 $  39.16 $  37.07 $  32.56 $  30.98  $  30.46 $  28.88
                             ========  ========  ========  ========  ======== ======== ======== ======== ========  ======== ========
- - - - -

g/ The cumulative effects of changes in accounting principles reduced equity by $6,883 million in 1992.
h/   Per hour worked (in dollars). Excludes data for subsidiary companies.

--------------------------------------------


SUMMARY OF VEHICLE UNIT SALES i/
(in thousands)                     1997    1996     1995   1994    1993     1992     1991     1990     1989     1988    1987
                                   ----    ----     ----   ----    ----     ----     ----     ----     ----     ----    ----
North America
    United States
      Cars                         1,614   1,656    1,767  2,036   1,925    1,820   1,588    1,870    2,201    2,364    2,176
      Trucks                       2,402   2,241    2,226  2,182   1,859    1,510   1,253    1,416    1,517    1,537    1,480
                                   -----   -----    -----  -----   -----    -----   -----    -----    -----    -----    -----
      Total United States          4,016   3,897    3,993  4,218   3,784    3,330   2,841    3,286    3,718    3,901    3,656

    Canada                           319     258      254    281     256      237     259      257      326      349      349
    Mexico                            97      67       32     92      91      126     112       89       87       63       35
                                   -----   -----   ------  -----   -----    -----   -----    -----    -----    -----    -----
      Total North America          4,432   4,222    4,279  4,591   4,131    3,693   3,212    3,632    4,131    4,313    4,040

Europe
    Britain                          466     516      496    520     464      420     471      607      739      753      628
    Germany                          460     436      409    386     340      407     501      361      326      332      328
    Italy                            248     180      193    179     172      266     301      219      153       98       93
    Spain                            155     155      160    163     117      165     128      155      173      158      159
    France                           153     194      165    180     150      194     190      185      192      168      162
    Other countries                  318     339      286    281     250      270     296      289      296      290      285
                                   -----   -----   ------  -----   -----    -----   -----    -----    -----    -----    -----
      Total Europe                 1,800   1,820    1,709  1,709   1,493    1,722   1,887    1,816    1,879    1,799    1,655

Other international
    Brazil                           214     190      201    164     151      117     137      137      157      154      129
    Argentina                        143      64       48     54      49       49      26       18       25       30       33
    Australia                        132     138      139    125     120      105     104      134      154      132      128
    Taiwan                            79      86      106     97     122      119     107      115      115       88       55
    Japan                             40      52       57     50      53       64      83       99       82       60       49
    Other countries                  103      81       67     63      65       71      67       72       65       86       82
                                   -----   -----      ---    ---     ---      ---     ---      ---     ----      ---      ---
      Total other
       international                 711     611      618    553     560      525     524      575      598      550      476

Total worldwide cars and
  trucks                           6,943   6,653    6,606  6,853   6,184    5,940   5,623    6,023    6,608    6,662    6,171
Total worldwide tractors j/            -       -        -      -       -        -      13       66       72       77       64
                                   -----   -----    -----  -----   -----    -----   -----    -----    -----    -----    -----

Total worldwide vehicle
  unit sales                       6,943   6,653    6,606  6,853   6,184    5,940   5,636    6,089    6,680    6,739    6,235
                                   =====   =====    =====  =====   =====    =====   =====    =====    =====    =====    =====

- - - - -
i/ Vehicle unit sales generally are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.
j/   Ford's tractor operation, Ford New Holland, was sold on May 6, 1991.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

OVERVIEW

     The Company's worldwide net income was a record $6,920 million in 1997, or $5.62 per diluted share of Common and Class B Stock, compared with $4,446 million, or $3.64 per diluted share in 1996.

     The Company's earnings in 1997 were up $2,474 million or 56% from 1996, reflecting primarily improved Automotive operating results in North America, South America and Europe, offset partially by lower earnings in Financial Services. The Company's worldwide sales and revenues were a record $153.6 billion in 1997, up $6.6 billion or 5% from 1996. Vehicle unit sales of cars and trucks were a record 6,943,000, up 290,000 units or 4% from a year ago. Stockholders' equity was $30.7 billion at December 31, 1997, compared with $26.8 billion at December 31, 1996.

     In 1997, Automotive capital expenditures for new products and facilities totaled $8.1 billion, down $67 million from 1996. Automotive cash and marketable securities were a record $20.8 billion at December 31, 1997, up $5.4 billion from December 31, 1996. Automotive debt at December 31, 1997 totaled $8.1 billion, unchanged from a year ago. Automotive net cash was a record $12.7 billion at December 31, 1997.

     The Company's Financial Statements and Notes to Financial Statements on pages FS-1 through FS-34, including the Report of Independent Accountants, should be read as an integral part of this review.

Fourth Quarter 1997
-------------------

     In fourth quarter 1997, Ford earned a record $1,796 million, or $1.45 per diluted share of Common and Class B Stock, compared with $1,204 million, or $0.99 per diluted share in fourth quarter 1996.

     The Company's net income for fourth quarter 1997 and 1996 was as follows (in millions):

                                                                        Net Income/(Loss)
                                                           ---------------------------------------------
                                                                 Fourth                   Fourth
                                                                 Quarter                  Quarter
                                                                  1997                     1996
                                                           --------------------     --------------------
                  U.S. Automotive                                 $1,193                  $   628

                  Automotive Outside U.S.
                  - Europe                                           158                      (88)
                  - South America                                    (71)                    (287)
                  - Other                                             61                      137
                                                                  ------                  -------
                  Total Automotive Outside U.S.                      148                     (238)
                                                                  ------                  -------

                  Total Automotive                                 1,341                      390

                  Financial Services                                 455                      814
                                                                  ------                   ------
                    Total Company                                 $1,796                   $1,204
                                                                  ======                   ======

     Earnings for Automotive operations in the U.S. improved in fourth quarter 1997, compared with fourth quarter 1996, primarily as a result of cost reductions (at constant volume and mix).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

     Automotive operations in Europe earned a profit in fourth quarter 1997, compared with a loss a year ago. The improvement reflected primarily increased volume and nonrecurrence of 1996 separation costs. Lower losses in South America in fourth quarter 1997 reflected primarily nonrecurrence of 1996 separation costs, improved volume and mix, and cost reductions.

     Lower earnings for Financial Services operations reflected nonrecurrence of 1996 one-time actions and a higher effective tax rate.


RESULTS OF OPERATIONS

     The Company's full year net income for worldwide Automotive operations in 1997, 1996 and 1995, was as follows (in millions):

                                                                          Net Income/(Loss)
                                                      -----------------------------------------------------------
                                                           1997                 1996                  1995
                                                      ----------------     ----------------     -----------------
         U.S. Automotive                                  $3,706               $2,007               $1,843

         Automotive Outside U.S.
         - Europe                                            273                 (291)                 116
         - South America                                      40                 (642)                 (94)
         - Other                                             695                  581                  191
                                                          ------               ------               ------
         Total Automotive Outside U.S.                     1,008                 (352)                 213
                                                          ------               ------               ------
           Total Automotive                               $4,714               $1,655               $2,056
                                                          ======               ======               ======

     The Company's full year net income for worldwide Financial Services operations in 1997, 1996 and 1995, was as follows (in millions):

                                                                          Net Income/(Loss)
                                                      -----------------------------------------------------------
                                                           1997                 1996                  1995
                                                      ----------------     ----------------     -----------------
         Ford Credit                                      $1,031               $1,441               $1,579
         The Associates                                    1,032                  857                  723
         USL Capital                                           -                  191                  135
         Hertz                                               202                  159                  105
         One-Time Actions
         - Gain on sale of Common Stock
           of The Associates and Hertz                       269                  650                    -
         - Sale of USL Capital assets                          -                   95                    -
         - Budget Rent a Car write-down                        -                 (233)                   -
         Minority Interests, Eliminations and Other         (328)                (369)                (459)
                                                          ------               ------               ------
           Total Financial Services                       $2,206               $2,791               $2,083
                                                          ======               ======               ======

         Memo:  Ford's share of earnings in
         ----------------------------------
         The Associates                                  $   832              $   745              $   723
         Hertz                                               168                  159                  105


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-----------------------------------------------------------------------

1997 COMPARED WITH 1996

Automotive Operations
---------------------

     Earnings for Automotive operations in the U.S. were a record $3,706 million, up $1,699 million in 1997 compared with a year ago. The increase reflected higher margins from ongoing cost, quality, and vehicle mix improvements. The after-tax return on sales was 4.6% in 1997, up 1.9 points from a year ago.

     The U.S. economy continued on a path of strong growth, low unemployment, and moderate inflation in 1997. Car and truck industry volumes totaled 15.5 million units in 1997, about the same level as 1996. Ford's combined U.S. car and truck share was 25%, down 2/10 of a point from 1996.

     Automotive operations in Europe returned to profitability in 1997 with earnings of $273 million compared with a loss of $291 million a year ago. The improvement reflected primarily lower operating costs (at constant volume and mix), offset partially by lower volume.

     European car and truck industry volumes totaled 15 million units in 1997, compared with 14.3 million units in 1996. Ford's combined European car and truck share was 11.4%, down 4/10 of a point from 1996.

     Automotive operations in South America returned to profitability, earning $40 million in 1997 compared with a loss of $642 million a year ago. Higher earnings reflected primarily improved volume and mix, and lower material costs (at constant volume and mix). In 1997, car and truck industry volumes in Brazil (the largest market in South America) totaled 1.9 million units. Ford's combined car and truck market share in Brazil was 14.5% in 1997, up 3.8 points from 1996.

Automotive Sales and Total Costs
--------------------------------

     Automotive sales totaled $123 billion in 1997, up 4.2% from 1996. Sales in the U.S. were $81 billion in 1997 compared with $76 billion in 1996; sales outside the U.S. totaled $42 billion in 1997, unchanged from 1996. Total costs and expenses were $116 billion in 1997, up $482 million or 4/10 of one percent from 1996. The increases in sales and total costs and expenses were attributable to the effects of higher unit volume and a richer sales mix. Adjusted for constant volume and mix, total automotive costs declined $3 billion in 1997.

Financial Services Operations
-----------------------------

     Earnings for Financial Services operations in 1997 were down $585 million, compared with a year ago. Excluding the one-time actions in 1997 and 1996 shown above, results from operations were down $342 million from a year ago.

     Lower earnings at Ford Credit in 1997, compared with 1996, resulted primarily from lower net financing margins, higher credit losses and loss reserve requirements, and a higher effective tax rate; improved operating costs and higher financing volumes were a partial offset. Net financing margins decreased from a year ago, reflecting higher depreciation costs on leased vehicles (as a result of lower-than-anticipated residuals). These factors have continued to adversely affect Ford Credit's earnings in 1998. Credit losses as a percent of average net finance receivables (including net investment in operating leases) were 0.89% in 1997, compared with 0.78% a year ago, reflecting higher losses per repossession.

     Record earnings at The Associates reflected primarily higher levels of earning assets and improved net interest margins, offset partially by higher credit losses. Credit losses as a percent of average net finance receivables were 2.40% in 1997, compared with 2.03% in 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-----------------------------------------------------------------------

     Record earnings at Hertz reflected continued strong performance in the U.S. car rental market both in terms of increased transaction volume and more favorable pricing.

1996 COMPARED WITH 1995

     The Company's worldwide net income was $4,446 million in 1996, or $3.64 per diluted share of Common and Class B Stock, compared with $4,139 million, or $3.33 per diluted share in 1995. The Company's worldwide sales and revenues were $147 billion in 1996, up $9.9 billion, or 7% from 1995. Vehicle unit sales of cars and trucks were 6,653,000, up 47,000 units. Stockholders' equity was $26.8 billion at December 31, 1996, compared with $24.5 billion at December 31, 1995.

     The Company's earnings in 1996 were up $307 million from 1995, reflecting primarily improved Automotive results in North America and one-time actions and record operating earnings in Financial Services; higher operating losses in South America and Europe and a one-time charge for employee separation programs were partial offsets.

Automotive Operations
---------------------

     Earnings for Automotive operations in the U.S. were up $164 million in 1996 compared with 1995. The increase resulted from higher margins (reflecting improved sales mix and cost reductions), offset partially by higher product costs and costs for employee separation programs. The after-tax return on sales was 2.7% in 1996, up 2/10 of a point from 1995.

     The U.S. economy grew at a moderate rate in 1996, with interest rates and inflation at comparatively low levels. Car and truck industry volumes totaled
15.5 million units in 1996, compared with 15.1 million units in 1995. The increase in industry sales was more than explained by higher truck industry sales. Ford's combined U.S. car and truck share was 25.2%, down 4/10 of a point from 1995. Reduced sales of lower margin fleet vehicles accounted for the decline.

     Unfavorable results for Automotive operations in Europe in 1996, compared with 1995, reflected costs associated with launching new products, adverse vehicle mix, higher marketing costs, and costs for employee separation programs, offset partially by higher volume. In 1996, the European automotive industry experienced increased competition as a result of industry overcapacity, as well as a market shift to lower profit smaller cars.

     European car and truck industry volumes totaled 14.3 million units in 1996, compared with 13.4 million units in 1995. Ford's combined European car and truck share was 11.8%, down 4/10 of a point from 1995, reflecting primarily reduced sales of lower margin fleet vehicles.

     Higher losses in 1996 incurred by Automotive operations in South America reflected primarily higher losses for operations in Brazil as a result of a long and costly launch process following the dissolution of the Autolatina joint venture with Volkswagen AG. Costs for employee separation programs, in addition to increased competition and a market shift to smaller (Fiesta-sized) cars that resulted in lower market share, also affected results unfavorably. The Company reestablished operations in Brazil and Argentina in 1996.

Financial Services Operations
-----------------------------

     Earnings for Financial Services operations were up $708 million in 1996, compared with 1995, including $512 million from one-time actions for the sale of The Associates' common stock, the sale of USL Capital's assets, and the net write-down for Budget Rent A Car Corporation. Improvements from operations totaled $196 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-----------------------------------------------------------------------

     Ford Credit's earnings in 1996 include a majority ownership (78%) of Ford Credit Europe, and results for 1995 were restated to reflect this ownership change. Lower consolidated net income at Ford Credit in 1996, compared with 1995, resulted primarily from the absence of equity in the net income of Ford Holdings (reflecting the repurchase in first quarter 1996 by Ford Holdings of substantially all of the shares of Ford Holdings' stock owned by Ford Credit), higher credit losses and higher loss reserve requirements; higher levels of earning assets and improved net interest margins were partial offsets. (Ford Holdings is a holding company which in 1996 owned primarily USL Capital and, until December 1995, also owned The Associates. Presently, Ford Holdings primarily owns a minority interest in Ford FSG, Inc.) Depreciation costs increased as a result of continued growth in operating leases; the related lease revenues more than offset the increased depreciation. Credit losses as a percent of average net finance receivables (including net investment in operating leases) were 0.78% in 1996, compared with 0.51% in 1995.

     Record earnings at The Associates in 1996 reflected primarily higher levels of earning assets, lower operating costs and improved net interest margins, offset partially by higher credit losses. Credit losses as a percent of average net finance receivables were 2.03% in 1996, compared with 1.70% in 1995.

     Record earnings at Hertz in 1996 reflected primarily higher volume in U.S. car rental and equipment rental operations, compared with 1995.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations
---------------------

     Automotive cash and marketable securities were $20.8 billion at December 31, 1997, up $5.4 billion from December 31, 1996. The Company paid $2 billion in cash dividends on its Common Stock, Class B Stock and Preferred Stock during 1997.

     Automotive capital expenditures totaled $8.1 billion in 1997, down $67 million from 1996. Capital expenditures were 6.6% of sales in 1997, down 4/10 of a point from 1996. Ford's spending in 1998 for product change is expected to be at lower levels.

     Automotive debt at December 31, 1997 totaled $8.1 billion, which was 21% of total capitalization (stockholders' equity and Automotive debt), down from 23% of total capitalization a year ago.

     For a discussion of Ford's support facilities at December 31, 1997, see
Note 9 (pages FS-22 and FS-23) of the Notes to Financial Statements.

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

     Outstanding commercial paper at December 31, 1997 totaled $40.9 billion at Ford Credit, $19.5 billion at The Associates, and $1.4 billion at Hertz, with an average remaining maturity of 24 days, 28 days, and 18 days, respectively. Support facilities represent additional sources of funds, if required.

Item 7. Management's Discussion and Analysis of Financial Contition and Results of Operations (Continued)
-----------------------------------------------------------------------


     For a discussion of support facilities of Ford Credit and other Financial Services subsidiaries at December 31, 1997, see Note 9 (pages FS-22 and FS-23) of the Notes to Financial Statements.


SPIN-OFF OF THE ASSOCIATES

     On March 2, 1998, the Board of Directors of the Company approved the spin-off of The Associates by declaring a dividend on Ford's outstanding shares of Common and Class B Stock consisting in the aggregate of Ford's 80.7% interest (279.5 million shares) in The Associates. The Board of Directors also declared a dividend in cash on shares of the Company stock held in employee savings plans equal to the market value of The Associates stock to be distributed per share of the Company's Common and Class B Stock. Both the spin-off dividend and the cash dividend are payable on April 7, 1998 to stockholders of record on March 12, 1998.

     Holders of Ford Common and Class B Stock on the record date will be entitled to receive 0.262085 shares of The Associates common stock for each share of Ford stock. Based on the closing sale price of The Associates stock of $81.25 per share on March 2, 1998, the total value of the distribution (including the cash dividend) will be $25.8 billion or $21.30 per share of Ford stock. The actual value of the total distribution will depend on the market value of The Associates stock on the distribution date.

     As a result of the spin-off of The Associates, Ford will realize a one-time, non-taxable gain of about $16.5 billion in first quarter 1998.

     In 1996 and 1997, The Associates contributed 16.8% and 12%, respectively, to Ford's consolidated earnings. Generally, the earnings of The Associates have been retained by The Associates to fund its growth.


YEAR 2000 DATE CONVERSION

     An issue affecting Ford and most other companies is whether computer systems and applications will recognize and process the year 2000 and beyond. Ford has a central office to coordinate the identification, evaluation and implementation of changes to systems and applications to achieve compliance with the year 2000 date conversion. The Company is in the process of assessing and implementing necessary changes for all areas of the Company's business which could be impacted; these include such areas as business computer systems, technical infrastructure, dealership systems, plant floor equipment, building infrastructure, end-user computing, affiliates, suppliers and vehicle components.

     The Company has investigated the impact of the year 2000 issue on its vehicle components and does not anticipate any effect on the operational safety or performance of its vehicles. The electronic functionality of such components generally is based on engine cycles or the time elapsed since the vehicle was started, not any particular date. While the Company will continue to investigate its vehicle components, at present it does not anticipate any significant exposure related to the year 2000 issue for its current or future products.

     Ford has established accelerated conversion centers in various regions of the world, and is using these centers, as well as external resources, to address the year 2000 issue. The Company plans to have necessary modifications made to most of its critical systems and applications by the end of 1998 and to complete testing during 1999. The Company, however, has little to no control over whether its suppliers or dealers will make the appropriate modifications to their systems and applications on a timely basis. Ford is working actively through the Automotive Industry Action Group with other manufacturers in assessing and monitoring supplier readiness. In addition, Ford will rely to a certain extent on equipment suppliers for the modifications that must be made to certain Ford manufacturing equipment.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-----------------------------------------------------------------------


     Based on assessments completed to date and compliance plans in process, Ford does not expect that the year 2000 issue, including the cost of making its critical systems and applications compliant, will have a material effect on its business operations, consolidated financial condition, cash flows, or results of operations. However, if appropriate modifications are not made by the Company's suppliers or dealers on a timely basis, or if the Company's actual costs or timing for the year 2000 date conversion differ materially from its present estimates, the Company's operations and financial results could be significantly adversely affected.


NEW ACCOUNTING STANDARDS AND INTERPRETATIONS

New Standards
-------------

     Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," was issued by the Financial Accounting Standards Board in February 1997. Ford adopted SFAS 128 effective with the 1997 financial statements.

     Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," was issued by the Financial Accounting Standards Board in June 1997. This Statement requires all items that must be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. Ford will adopt SFAS 130 for 1998.

     Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," was issued by the Financial Accounting Standards Board in June 1997. This Statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Ford will adopt SFAS 131 for 1998. Management is evaluating the impact, if any, the Standard will have on the Company's present segment reporting.

Interpretations
---------------

     Brazil has been considered a highly inflationary economy since the implementation of Statement of Financial Accounting Standards No. 52 ("SFAS 52"), "Foreign Currency Translation," for fiscal years beginning on or after December 15, 1982. The instability of the local currency in a hyperinflationary economy precludes its use as the functional currency for the measurement of business operations. Ford has used the U.S. dollar as the functional currency for its Brazilian operations during this hyperinflationary period.

     Beginning January 1, 1998, Brazil no longer is considered a highly inflationary economy under SFAS 52. The U.S. dollar will continue to be the designated functional currency for Ford's Brazilian operations in 1998 because business transactions primarily are U.S. dollar based. Therefore, the change to a non-highly inflationary designation will have no effect on Ford's consolidated financial statements in 1998.

     The designated functional currency for Ford Brazil will be reviewed periodically.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-----------------------------------------------------------------------

OUTLOOK

Industry Sales Volumes
----------------------

     The Company's outlook for car and truck industry sales in 1998 in its major markets is as follows:

         United States     -  The Company expects car and truck industry
                              sales in the U.S. in 1998 to be slightly lower than the 15.5 million units in 1997.

         Europe            -  European car and truck industry sales in 1998
                              are expected to be about equal to 1997, or about 15 million units.

         Brazil            -  Fiscal austerity measures implemented in late
                              1997 by the Brazilian government are expected to adversely impact 1998 car and truck industry sales in the region.

1998 Financial Targets
----------------------

     Ford's management has set and communicated certain Automotive financial targets for 1998. While the Company hopes to achieve these goals, they should not be interpreted as projections, expectations or forecasts of 1998 results. The Automotive financial targets for 1998 are as follows:

                                                              1998 Target
                                                      ----------------------------
                   Automotive
                   ----------
                   North America                      5% return on sales
                   Europe                             Profitable
                   South America                      Breakeven
                                                      (present status is a loss)
                   Total costs                        Down $1 billion from 1997
                                                      (at constant volume and mix)
                   Capital spending                   Lower than 1997



Risk Factors
------------

     Statements included in this report may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation: greater price competition in the U.S. and Europe resulting from further weakening of Asian currencies or industry overcapacity; a significant decline in U.S. or European industry sales resulting from slowing economic growth; economic difficulties in South America resulting from Brazilian government austerity programs; a market shift from truck sales in the U.S.; lower-than-anticipated residual values for leased vehicles; increased safety or emissions regulation resulting in higher costs and/or sales restrictions; work stoppages at key Company or supplier facilities; and the discovery of defects in vehicles resulting in recall campaigns or litigation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     Ford is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices. For Automotive operations, purchases and sales of finished vehicles and production parts, debt and other payables, subsidiary dividends, and investments in subsidiaries are frequently denominated in foreign currencies, thereby creating exposures to changes in exchange rates. In addition, Ford also is exposed to changes in prices of commodities used in its Automotive operations. To ensure funding over business and economic cycles and to minimize overall borrowing costs, Financial Services operations issue debt and other payables with various maturity and interest rate structures. The maturity and interest rate structures frequently differ from the invested assets. Exposures to fluctuations in interest rates are created by the difference in maturities of liabilities versus the maturities of assets.

     These financial exposures are monitored and managed by the Company as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results. The effect of changes in exchange rates, interest rates and commodity prices on Ford's earnings generally has been small relative to other factors that also affect earnings, such as unit sales and operating margins. For more information on these financial exposures, see
Note 1 (pages FS-9 and FS-10) and Note 14 (pages FS-27 and FS-28) of the Notes to Financial Statements.

     The Company's interest rate risk and its foreign currency exchange rate risk (risks related to commodity derivative positions are not material) is quantified as follows.

          Interest Rate Risk -- Interest rate swaps (including those with a currency swap component) are used by Ford, primarily in its Financial Services operations, to mitigate the effects of interest rate fluctuations on earnings by changing the characteristics of debt to match the characteristics of assets. The Company uses a model to assess the sensitivity of its earnings to changes in market interest rates. The model recalculates earnings by adjusting the rates associated with variable rate instruments on the repricing date and adjusting the rates on fixed rate instruments scheduled to mature in the subsequent twelve months, effective on their scheduled maturity date. Interest income and interest expense are then recalculated based on the revised rates. Assuming an instantaneous increase or decrease of one percentage point in interest rates applied to all financial instruments and leased assets, Ford's after-tax earnings would change by $30 million over a 12-month period.

          Foreign Currency Risk -- The Company principally uses derivative financial instruments to hedge assets, liabilities and firm commitments denominated in foreign currencies. The Company uses a value-at-risk (VAR) analysis to assess its exposure to changes in foreign currency exchange rates. The primary assumptions used in the VAR analysis are as follows:

          - A Monte Carlo simulation was used to calculate changes in the value of currency derivative instruments (forwards and options) and all significant underlying exposures. The simulation generated currency rate scenarios over an 18-month exposure horizon and a one-month holding period.

--------------------------------------------------------------------------------

          - The VAR analysis calculates the potential risk, with a 99% confidence level, on firm commitment exposures (cash flows), including the effects of foreign currency derivatives. (Translation exposures were not included in the VAR analysis.) The model assumes currency prices are generally normally distributed and draws volatility data from the currency markets.

          - Estimates of correlations of market factors primarily are drawn from the JP Morgan RiskMetrics(TM) dataset as of December 31, 1997.


Based on the overall Company currency exposure at December 31, 1997, including derivative positions, currency movements are projected to affect pre-tax cash flow by less than $250 million, with a 99% confidence level.




Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Financial Statements and Notes to Financial Statements of the Registrant and the Report of Independent Accountants that are filed as part of this Report are listed under Item 14. "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and are set forth on pages FS-1 through FS-34 immediately following the signature pages of this Report.

     Selected quarterly financial data of Ford and its consolidated subsidiaries for 1997 and 1996 are set forth in Note 18 of the Notes to Financial Statements.




Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

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

                                     PART IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------


(a) 1.   Financial Statements - Ford Motor Company and Subsidiaries
-------------------------------------------------------------------

         Consolidated Statement of Income for the years ended December 31, 1997, 1996 and 1995.

         Consolidated Balance Sheet at December 31, 1997 and 1996.

         Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

         Consolidated Statement of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

         Notes to Financial Statements

         Report of Independent Accountants

     The Financial Statements, the Notes to Financial Statements and the Report of Independent Accountants listed above are filed as part of this Report and are set forth on pages FS-1 through FS-34 immediately following the signatures pages of this Report.


(a) 2.   Financial Statement Schedules
--------------------------------------

Designation                                 Description
-----------                                 -----------

Supplemental
 Schedule                  Condensed Financial Information of Subsidiary

     The Financial Statement Schedule listed above is filed as part of this Report and is set forth on page FSS-1 immediately following page FS-34. The schedules not filed are omitted because the information required to be contained therein is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)
-------------------------------------------------------------------------

(a) 3.   Exhibits
-----------------

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

Exhibit 3-B          By-Laws of the Registrant as                        Filed with this Report.
                     amended through August 1, 1997.

Exhibit 4            Form of Deposit Agreement dated as of               Filed as Exhibit 4-E to the Registrant's
                     October 29, 1992 among Ford Motor                   Registration Statement No. 33-53092.*
                     Company, Chemical Bank, as Depositary,
                     and the holders from time to time of
                     Depositary Shares, each representing
                     1/2,000 of a share of the Registrant's
                     Series B Cumulative Preferred Stock.

Exhibit 10-A         Amended and Restated Profit                         Filed as Exhibit 10-A to the Registrant's
                     Maintenance  Agreement dated as of                  Annual Report on Form 10-K for the
                     July 1, 1993 between the Registrant                 year ended December 31, 1993.*
                     and Ford Credit.

Exhibit 10-B         Ford Motor Company 1985 Stock                       Filed as Exhibit 10-D to the Registrant's
                     Option Plan.**                                      Annual Report on Form 10-K for the
                                                                         year ended December 31, 1985.*

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

Exhibit 10-B-2       Amendment to 1985 Stock Option Plan,                Filed as Exhibit 4.C to Amendment No.
                     effective as of January 8, 1998.**                  1 to the Registrant's Registration
                                                                         Statement No. 33-9722.*

Exhibit 10-C         Ford Motor Company Supplemental                     Filed as Exhibit 10-H to the Registrant's
                     Compensation Plan as amended through                Annual Report on Form 10-K for the
                     May 8, 1986.**                                      year ended December 31, 1986.*

Exhibit 10-C-1       Amendment to Supplemental                           Filed as Exhibit 10-F-1 to the
                     Compensation Plan, dated May 12, 1988.**            Registrant's Annual Report on Form
                                                                         10-K for the year ended Decmeber 31, 1988.*

                                               -43-

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-K (Continued)
-------------------------------------------------------------------------

Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------
Exhibit 10-C-2       Amendment to Supplemental                           Filed as Exhibit 10-D-2 to the
                     Compensation Plan, dated                            Registrant's  Annual Report on Form
                     July 8, 1992.**                                     10-K for the year ended December 31,
                                                                         1992.*

Exhibit 10-C-2A      Amendment to Supplemental                           Filed as Exhibit 10-C-2A to the
                     Compensation Plan, effective as of                  Registrant's Annual Report on Form
                     March 9, 1994.**                                    10-K for the year ended December 31,
                                                                         1996.*

Exhibit 10-C-3       Amendment to Supplemental                           Filed as Exhibit 10.1 to the Registrant's
                     Compensation Plan, effective as of                  Quarterly Report on Form 10-Q for the
                     March 8, 1995.**                                    quarter ended March 31, 1995.*

Exhibit 10-C-4       Amendment to Supplemental                           Filed as Exhibit 10.1 to the Registrant's
                     Compensation Plan, effective as of                  Quarterly Report on Form 10-Q for the
                     July 13, 1995.**                                    quarter ended June 30, 1995.*

Exhibit 10-C-5       Amendment to Supplemental                           Filed as Exhibit 10-C-5 to the
                     Compensation Plan, effective as of                  Registrant's Annual Report on Form
                     January 10, 1996.**                                 10-K for the year ended December 31,
                                                                         1995.*

Exhibit 10-C-6       Amendments to Supplemental                          Filed with this Report.
                     Compensation Plan, effective as of
                     October 1, 1997.**

Exhibit 10-C-7       Amendment to Supplemental                           Filed with this Report.
                     Compensation Plan, effective as of
                     December 22, 1997.**

Exhibit 10-C-8       Amendment to Supplemental                           Filed with this Report.
                     Compensation Plan, effective as of
                     May 14, 1998 (subject to
                     shareholder approval).**

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)
-------------------------------------------------------------------------


Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------
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

Exhibit 10-G-2        Amendment to Deferred Compensation Plan             Filed as Exhibit 10-G-2 to the
                      for Non-Employee Directors, effective as of         Registrant's Annual Report on Form
                      November 14, 1996.**                                10-K for the year ended December 31,
                                                                          1996.*

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

Exhibit 10-J          Ford Motor Company 1986 Long-Term                   Filed as Exhibit 10-Q to the Registrant's
                      Incentive Plan.**                                   Annual Report on Form 10-K for the
                                                                          year ended December 31, 1985.*

Exhibit 10-J-1        Amendment dated as of June 1, 1990 to               Filed as Exhibit 10-N-1 to the
                      1986 Long-Term Incentive Plan. **                   Registrant's Annual Report on Form 10-K
                                                                          for the year ended December 31, 1990.*

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

Exhibit 10-M          Ford Motor Company 1990 Long-Term                   Filed as Exhibit 10-R to the Registrant's
                      Incentive Plan, amended as of June 1,               Annual Report on Form 10-K for the
                      1990.**                                             year ended December 31, 1990.*


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)
-------------------------------------------------------------------------

Designation                        Description                                       Method of Filing
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

Exhibit 10-M-3       Amendment to 1990 Long-Term                         Filed with this Report.
                     Incentive Plan, effective as of
                     October 1, 1997.**

Exhibit 10-M-4       Amendment to 1990 Long-Term                         Filed with this Report
                     Incentive Plan, effective as of
                     January 1, 1998 (subject to
                     shareholder approval).**

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

Exhibit 10-S         Select Retirement Plan                              Filed as Exhibit 10-S to the Registrant's
                     adopted on June 9, 1994.**                          Annual Report on Form 10-K for the
                                                                         year ended December 31, 1996.*

Exhibit 10-T         Ford Motor Company Deferred                         Filed as Exhibit 10.2 to the Registrant's
                     Compensation Plan, effective as of                  Quarterly Report on Form 10-Q for the
                     July 13, 1995.**                                    quarter ended June 30, 1995.*


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)
-------------------------------------------------------------------------

Designation                     Description                                        Method of Filing
-----------                     -----------                                        ----------------
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

Exhibit 10-T-3        Amendment to Deferred Compensation                 Filed as Exhibit 4.4 to the
                      Plan, effective as of October 1, 1997.**           Registrant's Registration
                                                                         Statement No. 333-47733.*

Exhibit 10-T-4        Amendments to Deferred Compensation                Filed as Exhibit 4.5 to the
                      Plan, effective as of January 1, 1998              Registrant's Registration
                      (subject to shareholder approval).**               Statement No. 333-47733.*

Exhibit 10-U          Description of Amendments to Supplemental          Filed as Exhibit 10-U to the Registrant's
                      Executive Retirement Plan and Executive            Annual Report on Form 10-K for the
                      Separation Allowance Plan, adopted                 year ended December 31, 1995.*
                      January 25, 1996.**

Exhibit 10-U-2       Description of Amendment to Supplemental            Filed as Exhibit 10-U-2 to the
                     Executive Retirement Plan and Executive             Registrant's Annual Report on
                     Separation Allowance Plan, effective as of          Form 10-K for the year
                     ended July 1, 1996.**                               December 31, 1996.*

Exhibit 10-V         Ford Motor Company Annual Incentive                 Filed with this Report.
                     Compensation Plan, effective as of
                     January 1, 1998 (subject to shareholder
                     approval).**

Exhibit 10-W         Ford Motor Company 1998 Long-Term                   Filed with this Report.
                     Incentive Plan, effective as of
                     January 1, 1998 (subject to shareholder
                     approval).**

Exhibit 12           Computation of Ratio of Earnings to                 Filed with this Report.
                     Combined Fixed Charges and Preferred
                     Stock Dividends.

Exhibit 21           List of Subsidiaries of the Registrant              Filed with this Report.
                     as of March 15, 1998.

Exhibit 23           Consent of Independent Certified Public             Filed with this Report.
                     Accountants.

Exhibit 24           Powers of Attorney.                                 Filed with this Report.

--------------------------
* Incorporated by reference as an exhibit hereto (file number reference 1-3950, unless otherwise indicated)
** Management contract or compensatory plan or arrangement

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)
-------------------------------------------------------------------------

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


(b)   Reports on Form 8-K
-------------------------

     During the quarter ended December 31, 1997, the Registrant filed the following Current Reports on Form 8-K:

1. Current Report on Form 8-K dated October 8, 1997 concerning the Registrant's plan to spin off The Associates.

2. Current Report on Form 8-K dated October 9, 1997 concerning certain lowered debt ratings of the Registrant and certain of its affiliates.

3. Current Report on Form 8-K dated October 15, 1997 regarding the consolidated results of operations and financial condition of the Registrant and its subsidiaries for the three and nine-month periods ended or at September 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY


By:       John M. Devine*
    ----------------------------
         (John M. Devine)
    Executive Vice President and
       Chief Financial Officer


Date:    March 17, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


         Signature                              Title                            Date
         ---------                              -----                            ----
       Alex Trotman*                  Director and                            March 17, 1998
------------------------------        Chairman of the Board
      (Alex Trotman)                  of Directors, President
                                      and Chief Executive Officer
                                      (principal executive officer)

     Michael D. Dingman*              Director and                            March 17, 1998
------------------------------        Chairman of the
    (Michael D. Dingman)              Compensation and
                                      Option Committee

     Edsel B. Ford II*                Director and Vice                       March 17, 1998
------------------------------        President, Ford; and
     (Edsel B. Ford II)               President and Chief
                                      Operating Officer, Ford
                                      Motor Credit Company

      William Clay Ford*              Director                                March 17, 1998
------------------------------
      (William Clay Ford)


    William Clay Ford, Jr.*           Director and                            March 17, 1998
------------------------------        Chairman of the Finance
    (William Clay Ford, Jr.)          Committee and the
                                      Environmental and Public
                                      Policy Committee




         Signature                            Title                                 Date
         ---------                            -----                                 ----
    Irvine O. Hockaday, Jr.*          Director and                             March 17, 1998
-----------------------------         Chairman of the
   (Irvine O. Hockaday, Jr.)          Audit Committee


    Marie-Josee Kravis*               Director                                 March 17, 1998
-----------------------------
   (Marie-Josee Kravis)


      Ellen R. Marram*                Director                                 March 17, 1998
-----------------------------
     (Ellen R. Marram)


      Homer A Neal*                   Director                                 March 17, 1998
-----------------------------
      (Homer A. Neal)


     Carl E. Reichardt*               Director                                 March 17, 1998
-----------------------------
     (Carl E. Reichardt)


      John L. Thornton*               Director                                 March 17, 1998
-----------------------------
     (John L. Thornton)


      John M. Devine*                 Executive Vice President and             March 17, 1998
-----------------------------         Chief Financial Officer
     (John M. Devine)                 (principal financial officer)


      William J. Cosgrove*            Corporate Controller                     March 17, 1998
-----------------------------         (principal accounting officer)
     (William J. Cosgrove)


*By: /s/ John M. Rintamaki
    -------------------------
     (John M. Rintamaki)
      Attorney-in-Fact


                                         Ford Motor Company and Subsidiaries

                                                     HIGHLIGHTS
                                                     ----------

                                                          Fourth Quarter                             Full Year
                                                  ----------------------------            -----------------------------
                                                    1997              1996                  1997               1996
                                                  ---------         ----------            ----------         ----------
                                                           (unaudited)
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- United States                                       987             1,006                  4,016              3,897
- Outside United States                               804               747                  2,927              2,756
                                                    -----             -----                  -----              -----
   Total                                            1,791             1,753                  6,943              6,653
                                                    =====             =====                  =====              =====

Sales and revenues (in millions)
- Automotive                                      $31,897           $31,505               $122,935           $118,023
- Financial Services                                8,055             7,328                 30,692             28,968
                                                  -------           -------               --------           --------
   Total                                          $39,952           $38,833               $153,627           $146,991
                                                  =======           =======               ========           ========

Net income (in millions)
- Automotive                                      $ 1,341           $   390               $  4,714           $  1,655
- Financial Services                                  455               814                  2,206              2,791
                                                  -------           -------               --------           --------
   Total                                          $ 1,796           $ 1,204               $  6,920           $  4,446
                                                  =======           =======               ========           ========

Capital expenditures (in millions)
- Automotive                                      $ 2,389           $ 2,413               $  8,142           $  8,209
- Financial Services                                  162                93                    575                442
                                                  -------           -------               --------           --------
   Total                                          $ 2,551           $ 2,506               $  8,717           $  8,651
                                                  =======           =======               ========           ========

Automotive capital expenditures as a
 percentage of sales                                  7.5%              7.7%                   6.6%               7.0%

Stockholders' equity at December 31
- Total (in millions)                             $30,734           $26,762               $ 30,734           $ 26,762
- After-tax return on Common and
   Class B stockholders' equity                      24.1%             18.4%                  24.4%              17.6%

Automotive net cash at December 31
 (in millions)
- Cash and marketable securities                  $20,835           $15,414               $ 20,835           $ 15,414
- Debt                                              8,176             8,156                  8,176              8,156
                                                  -------           -------               --------           --------
   Automotive net cash                            $12,659           $ 7,258               $ 12,659           $  7,258
                                                  =======           =======               ========           ========

After-tax return on sales
- U.S. Automotive                                     5.8%              3.2%                   4.6%               2.7%
- Total Automotive                                    4.2%              1.3%                   3.9%               1.4%

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                        1,201             1,187                  1,195              1,179
- Number outstanding at December 31                 1,202             1,188                  1,202              1,188

Common Stock price (per share)
- High                                            $50-1/4           $33-7/8               $ 50-1/4           $ 37-1/4
- Low                                              41-1/2            30-3/8                 30                 27-1/4

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income assuming dilution
- Automotive                                      $  1.08           $  0.32               $   3.82           $   1.33
- Financial Services                                 0.37              0.67                   1.80               2.31
                                                  -------           -------               --------           --------
   Total                                          $  1.45           $  0.99               $   5.62           $   3.64
                                                  =======           =======               ========           ========

Cash dividends                                    $ 0.420           $ 0.385               $  1.645           $   1.47




                                         Ford Motor Company and Subsidiaries

                                                 VEHICLE UNIT SALES
                                                 ------------------

                                  For the Periods Ended December 31, 1997 and 1996
                                                   (in thousands)



                                                     Fourth Quarter                            Full Year
                                               -------------------------              -------------------------
                                                1997             1996                  1997             1996
                                               --------         --------              --------         --------
                                                      (unaudited)                             (unaudited)
North America
United States
 Cars                                            409              428                 1,614            1,656
 Trucks                                          578              578                 2,402            2,241
                                               -----            -----                 -----            -----
  Total United States                            987            1,006                 4,016            3,897

Canada                                            91               84                   319              258
Mexico                                            40               28                    97               67
                                               -----            -----                 -----            -----

  Total North America                          1,118            1,118                 4,432            4,222

Europe
Britain                                          124              140                   466              516
Germany                                          137              106                   460              436
Italy                                             70               51                   248              180
Spain                                             43               41                   155              155
France                                            41               47                   153              194
Other countries                                   91              103                   318              339
                                               -----            -----                 -----            -----

  Total Europe                                   506              488                 1,800            1,820

Other international
Brazil                                            49               48                   214              190
Argentina                                         35               21                   143               64
Australia                                         31               31                   132              138
Taiwan                                            17               14                    79               86
Japan                                             10               11                    40               52
Other countries                                   25               22                   103               81
                                               -----            -----                 -----            -----

  Total other international                      167              147                   711              611
                                               -----            -----                 -----            -----

Total worldwide vehicle unit sales             1,791            1,753                 6,943            6,653
                                               =====            =====                 =====            =====


Vehicle unit sales generally are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.


                                         Ford Motor Company and Subsidiaries
                                          CONSOLIDATED STATEMENT OF INCOME
                                          --------------------------------
                                For the Years Ended December 31, 1997, 1996 and 1995
                                       (in millions, except amounts per share)

                                                                          1997            1996            1995
                                                                       ------------    -----------    -------------
AUTOMOTIVE
Sales (Note 1)                                                           $122,935        $118,023       $110,496

Costs and expenses (Notes 1 and 15):
Costs of sales                                                            108,907         108,882        101,171
Selling, administrative and other expenses                                  7,082           6,625          6,044
                                                                         --------        --------       --------
  Total costs and expenses                                                115,989         115,507        107,215

Operating income                                                            6,946           2,516          3,281

Interest income                                                             1,116             841            800
Interest expense                                                              788             695            622
                                                                         --------        --------       --------
  Net interest income                                                         328             146            178
Equity in net loss of affiliated companies (Note 1)                           (88)             (6)          (154)
Net expense from transactions with
 Financial Services (Note 1)                                                 (104)            (85)          (139)
                                                                         --------        --------       --------

Income before income taxes - Automotive                                     7,082           2,571          3,166

FINANCIAL SERVICES
Revenues (Note 1)                                                          30,692          28,968         26,641

Costs and expenses (Note 1):
Interest expense                                                            9,712           9,704          9,424
Depreciation                                                                7,645           6,875          6,500
Operating and other expenses                                                6,621           6,217          5,499
Provision for credit and insurance losses                                   3,230           2,564          1,818
Asset write-downs and dispositions (Note 15)                                    -             121              -
                                                                         --------        --------       --------
  Total costs and expenses                                                 27,208          25,481         23,241
Net revenue from transactions with Automotive (Note 1)                        104              85            139
Gain on sale of Common Stock of a subsidiary (Note 15)                        269             650              -
                                                                         --------        --------       --------

Income before income taxes - Financial Services                             3,857           4,222          3,539
                                                                         --------        --------       --------

TOTAL COMPANY
Income before income taxes                                                 10,939           6,793          6,705
Provision for income taxes (Note 6)                                         3,741           2,166          2,379
                                                                         --------        --------       --------
Income before minority interests                                            7,198           4,627          4,326
Minority interests in net income of subsidiaries                              278             181            187
                                                                         --------        --------       --------
Net income                                                               $  6,920        $  4,446       $  4,139
                                                                         ========        ========       ========
Income attributable to Common and Class B Stock
 after preferred stock dividends (Note 1)                                $  6,866        $  4,381       $  3,839

Average number of shares of Common and Class B
 Stock outstanding (Note 1)                                                 1,195           1,179          1,071

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 1)

Basic income                                                             $   5.75        $   3.73       $   3.58

Diluted income                                                           $   5.62        $   3.64       $   3.33

Cash dividends                                                           $  1.645        $   1.47       $   1.23



The accompanying notes are part of the financial statements.


                                         Ford Motor Company and Subsidiaries

                                             CONSOLIDATED BALANCE SHEET
                                             --------------------------
                                                    (in millions)

                                                                                           December 31,      December 31,
                                                                                              1997              1996
                                                                                         ---------------    -------------

ASSETS
Automotive
Cash and cash equivalents                                                                 $  6,316           $  3,578
Marketable securities (Note 2)                                                              14,519             11,836
                                                                                          --------           --------
   Total cash and marketable securities                                                     20,835             15,414

Receivables                                                                                  3,097              3,133
Inventories (Note 4)                                                                         5,468              6,656
Deferred income taxes                                                                        3,249              3,296
Other current assets (Note 1)                                                                3,782              3,193
Net current receivable from Financial Services (Note 1)                                        416                  0
                                                                                          --------           --------
   Total current assets                                                                     36,847             31,692

Equity in net assets of affiliated companies (Note 1)                                        1,951              2,483
Net property (Note 5)                                                                       34,594             33,527
Deferred income taxes                                                                        3,712              4,429
Other assets (Notes 1 and 8)                                                                 7,975              7,527
                                                                                          --------           --------
   Total Automotive assets                                                                  85,079             79,658

Financial Services
Cash and cash equivalents                                                                    1,618              3,689
Investments in securities (Note 2)                                                           2,207              2,307
Net receivables and lease investments (Note 3)                                             176,416            163,030
Other assets (Note 1)                                                                       13,777             13,710
Net receivable from Automotive (Note 1)                                                          0                473
                                                                                          --------           --------
   Total Financial Services assets                                                         194,018            183,209
                                                                                          --------           --------

   Total assets                                                                           $279,097           $262,867
                                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                            $ 11,997           $ 11,735
Other payables                                                                               2,557              2,206
Accrued liabilities (Note 7)                                                                16,250             16,587
Income taxes payable                                                                         1,358                508
Debt payable within one year (Note 9)                                                        1,129              1,661
Net current payable to Financial Services (Note 1)                                               0                473
                                                                                          --------           --------
   Total current liabilities                                                                33,291             33,170

Long-term debt (Note 9)                                                                      7,047              6,495
Other liabilities (Note 7)                                                                  28,899             26,793
Deferred income taxes                                                                        1,210              1,225
                                                                                          --------           --------
   Total Automotive liabilities                                                             70,447             67,683

Financial Services
Payables                                                                                     4,539              4,695
Debt (Note 9)                                                                              160,071            150,205
Deferred income taxes                                                                        4,347              4,338
Other liabilities and deferred income                                                        7,865              8,504
Net payable to Automotive (Note 1)                                                             416                  0
                                                                                          --------           --------
   Total Financial Services liabilities                                                    177,238            167,742

Company-obligated mandatorily redeemable preferred securities of a subsidiary
 trust holding solely junior subordinated debentures of the Company (Note 1)                   678                680


Stockholders' equity
Capital stock (Notes 10 and 11)
 Preferred Stock, par value $1.00 per share (aggregate liquidation preference
  of $637 million and $694 million)                                                              *                  *
 Common Stock, par value $1.00 per share (1,132 and 1,118 million shares issued)             1,132              1,118
 Class B Stock, par value $1.00 per share (71 million shares issued)                            71                 71
Capital in excess of par value of stock                                                      5,564              5,268
Foreign currency translation adjustments and other (Note 1)                                 (1,267)               (29)
Earnings retained for use in business                                                       25,234             20,334
                                                                                          --------           --------
   Total stockholders' equity                                                               30,734             26,762
                                                                                          --------           --------

   Total liabilities and stockholders' equity                                             $279,097           $262,867
                                                                                          ========           ========
- - - -
*Less than $500,000

The accompanying notes are part of the financial statements.


                                         Ford Motor Company and Subsidiaries

                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                        ------------------------------------

                                For the Years Ended December 31, 1997, 1996 and 1995
                                                    (in millions)

                                                1997                          1996                          1995
                                     ----------------------------  ----------------------------  ---------------------------
                                                      Financial                     Financial                    Financial
                                      Automotive      Services      Automotive      Services      Automotive      Services
                                     --------------  ------------  --------------  ------------  -------------   -----------
Cash and cash equivalents at          $ 3,578        $   3,689      $ 5,750        $  2,690       $ 4,481         $ 1,739
January 1

Cash flows from operating activities
 (Note 16)                             13,984           13,650        6,576          12,681         8,849          12,322

Cash flows from investing activities
 Capital expenditures                  (8,142)            (575)      (8,209)           (442)       (8,676)           (321)
 Purchase of leased assets               (332)               -         (195)              -             0               -
 Acquisitions of other companies            0              (40)           0            (166)            0               0
 Acquisitions of receivables and
  lease investments                         -         (117,895)           -        (109,087)            -         (99,967)
 Collections of receivables and
  lease investments                         -           86,842            -          82,398             -          71,149
 Net acquisitions of daily rental
  vehicles                                  -             (958)           -          (1,759)            -          (1,459)
 Net proceeds from USL Capital
  asset sales (Note 15)                     -                -            -           1,157             -               -
 Purchases of securities (Note 16)        (43)          (3,067)          (6)         (8,020)          (51)         (6,274)
 Sales and maturities of securities
  (Note 16)                                13            3,520            7           9,863           325           5,052
 Proceeds from sales of receivables
  and lease investments                     -            5,197            -           2,867             -           4,360
 Net investing activity with
  Financial Services                      258                -          416               -           (19)              -
 Other                                   (285)            (569)        (586)            (45)          558            (184)
                                      -------         --------      -------        --------       -------         -------
   Net cash used in investing
     activities                        (8,531)         (27,545)      (8,573)        (23,234)       (7,863)        (27,644)

Cash flows from financing activities
 Cash dividends                        (2,020)               -       (1,800)              -        (1,559)              -
 Issuance of Common Stock                 310                -          192               -           601               -
 Issuance of Common Stock of a
  subsidiary (Note 15)                      -              453            -           1,897             -               -
 Changes in short-term debt              (430)           6,210          151           3,474           413           5,884
 Proceeds from issuance of other debt   1,100           22,923        1,688          22,342           300          23,854
 Principal payments on other debt        (668)         (18,215)      (1,031)        (14,428)         (177)        (11,489)
 Net financing activity with
  Automotive                                -             (258)           -            (416)            -              19
 Receipts from annuity contracts            -                -            -               -             -             283
 Net redemption of subsidiary
  company preferred stock (Note 1)          -                -            -               -             -          (1,875)
 Other                                      1             (206)          37            (528)          121             102
                                      -------         --------      -------        --------       -------         -------
   Net cash (used in)/provided by
    financing activities               (1,707)          10,907         (763)         12,341          (301)         16,778

Effect of exchange rate changes on
 cash                                    (119)              28          (85)           (116)          107             (28)
Net transactions with Automotive/
 Financial Services                      (889)             889          673            (673)          477            (477)
                                      -------         --------      -------         -------       -------         -------

   Net increase/(decrease) in cash
 and cash equivalents                   2,738           (2,071)      (2,172)            999         1,269             951
                                      -------         --------      -------         -------       -------         -------

Cash and cash equivalents at
 December 31                          $ 6,316         $  1,618      $ 3,578         $ 3,689       $ 5,750         $ 2,690
                                      =======         ========      =======         =======       =======         =======

 The accompanying notes are part of the financial statements.



                                         Ford Motor Company and Subsidiaries
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   ----------------------------------------------
                                For the Years Ended December 31, 1997, 1996 and 1995
                                                    (in millions)

                                                                           1997           1996           1995
                                                                       -----------    ----------     ----------
CAPITAL STOCK (Note 10) Common Stock:
Balance at beginning of year                                           $ 1,118          $ 1,089       $   952
Issued for Series A Preferred Stock conversion,
 employee benefit plans and other                                           14               29           137
                                                                       -------          -------       -------
  Balance at end of year                                                 1,132            1,118         1,089

Class B Stock:
Balance at beginning of year                                                71               71            71
Changes during year                                                          -                -             -
                                                                       -------          -------       -------
  Balance at end of year                                                    71               71            71

Series A Preferred Stock                                                     *                *             *

Series B Preferred Stock (Note 1)                                            *                *             *

CAPITAL IN EXCESS OF PAR VALUE OF STOCK
Balance at beginning of year                                             5,268            5,105         5,273
Exchange of Series B Preferred Stock (Notes 1 and 10)                        -                -          (632)
Issued for Series A Preferred Stock conversion,
 employee benefit plans and other                                          296              163           464
                                                                       -------          -------       -------
  Balance at end of year                                                 5,564            5,268         5,105

FOREIGN CURRENCY TRANSLATION ADJUSTMENTS
 AND OTHER (Note 1)
Balance at beginning of year                                               (29)             594           189
Translation adjustments during year                                     (1,038)            (408)          250
Minimum pension liability adjustment                                       (70)            (159)         (108)
Other                                                                     (130)             (56)          263
                                                                       -------          -------       -------
  Balance at end of year                                                (1,267)             (29)          594

EARNINGS RETAINED FOR USE IN THE BUSINESS
Balance at beginning of year                                            20,334           17,688        15,174
Net income                                                               6,920            4,446         4,139
Cash dividends                                                          (2,020)          (1,800)       (1,559)
Fair value adjustment from exchange of
 Series B Preferred Stock (Note 1)                                           -                -           (66)
                                                                       -------          -------       -------
  Balance at end of year                                                25,234           20,334        17,688
                                                                       -------          -------       -------

Total stockholders' equity                                             $30,734          $26,762       $24,547
                                                                       =======          =======       =======


                                                                                            Series A        Series B
                                                                 Common       Class B       Preferred       Preferred
                                                                 Stock         Stock         Stock           Stock
                                                                 -----         -----         -----           -----
SHARES OF CAPITAL STOCK
Issued at December 31, 1994                                        952            71         0.046           0.023

Additions
  1995 - Conversion of Series A Preferred Stock                    115             -        (0.035)              -
       - Employee benefit plans and other                           22             -             -               -
       - Exchange of Series B Preferred Stock (Note 10)              -             -             -          (0.013)
  1996 - Conversion of Series A Preferred Stock                     23             -        (0.007)              -
       - Employee benefit plans and other                            6             -             -               -
  1997 - Conversion of Series A Preferred Stock                      4             -        (0.001)              -
       - Employee benefit plans and other                           10             -             -               -
                                                                 -----            --        ------          ------
    Net additions                                                  180             -        (0.043)         (0.013)
                                                                 -----            --        ------          ------
Issued at December 31, 1997                                      1,132            71         0.003           0.010
                                                                 =====            ==        ======          ======


Authorized at December 31, 1997                                  3,000           265           -- In total: 30 --

- - - - -

*The balances at the beginning and end of each period were less than $500,000.


The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries

                          Notes to Financial Statements


NOTE 1.  Accounting Policies
----------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include all significant majority-owned subsidiaries and reflect the operating results, assets, liabilities and cash flows for two business segments: Automotive and Financial Services. The assets and liabilities of the Automotive segment are classified as current or noncurrent, and those of the Financial Services segment are unclassified. Affiliates that are 20% to 50% owned, principally Mazda Motor Corporation and AutoAlliance International Inc., and subsidiaries where control is expected to be temporary, principally investments in certain dealerships, are accounted for on an equity basis. Use of estimates and assumptions as determined by management is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions. For purposes of Notes to Financial Statements, "Ford" or "the company" means Ford Motor Company and its majority-owned consolidated subsidiaries unless the context requires otherwise. Certain amounts for prior periods are reclassified, if required, to conform with present period presentations.

Automotive revenues and costs for 1997 and 1996 include new entities in Brazil and Argentina resulting from the dissolution of Autolatina; amounts for 1995 exclude these entities (Note 15).

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

Beginning December 1, 1995, sales through dealers to certain daily rental companies where the daily rental company has an option to require Ford to repurchase vehicles, subject to certain conditions, are recognized over the period of daily rental service in a manner similar to lease accounting. This change in accounting principle was made in accordance with the Emerging Issues Task Force consensus on Issue 95-1, "Revenue Recognition on Sales with a Guaranteed Minimum Residual Value." Ford elected to recognize this change in accounting principle on a prospective basis; the effect on the company's consolidated results of operations was not material. Previously, the company recognized revenue for these vehicles when shipped. The carrying value of these vehicles, included in other current assets, was $2,170 million at December 31, 1997, and $1,803 million at December 31, 1996.

----------------------------

Revenue Recognition - Financial Services
----------------------------------------

Revenue from finance receivables is recognized over the term of the receivable using the interest method. Certain loan origination costs are deferred and amortized over the term of the related receivable as a reduction in financing revenue. Revenue from operating leases is recognized as scheduled payments become due. Agreements between Automotive operations and certain Financial Services operations provide for interest supplements and other support costs to be paid by Automotive operations on certain financing and leasing transactions. Financial Services operations recognize this revenue in income over the period that the related receivables and leases are outstanding; the estimated costs of interest supplements and other support costs are recorded as sales incentives by Automotive operations in the same manner as sales incentives described above.

Other Costs
-----------

Advertising and sales promotion costs are expensed as incurred. Advertising costs were $2,315 million in 1997, $2,155 million in 1996 and $2,024 million in 1995.

Estimated costs related to product warranty are accrued at the time of sale.

Research and development costs are expensed as incurred and were $6,327 million in 1997, $6,821 million in 1996 and $6,624 million in 1995.

Income Per Share of Common and Class B Stock
--------------------------------------------

The company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," for financial statements for the year ended December 31, 1997. Adoption of this standard did not have a material effect on reported income per share.

Basic income per share of Common and Class B Stock is calculated by dividing the income attributable to Common and Class B Stock by the average number of shares of Common and Class B Stock outstanding during the applicable period, adjusted for issuable shares and uncommitted ESOP shares.

The company had Series A Preferred Stock convertible to Common Stock. Other obligations, such as stock options, are considered to be potentially dilutive common stock. The calculation of diluted income per share of Common and Class B Stock takes into account the effect of these convertible securities and potentially dilutive common stock.

----------------------------

Income per share of Common and Class B Stock were as follows (in millions):

                                                       1997                  1996                   1995
                                                 --------------         --------------        ---------------
                                                 Income  Shares         Income  Shares        Income   Shares
                                                 ------  ------         ------  ------        ------   ------
Net income                                       $6,920   1,195         $4,446   1,179         $4,139   1,071
Preferred stock dividend requirements               (54)      -            (65)      -           (234)      -
Exchange adjustment of Series B Pref. Stock*          -       -              -       -            (66)      -
Issuable and uncommitted ESOP shares                  -      (1)             -      (4)             -       0
                                                 ------  ------         ------  ------         ------  ------
Basic income and shares                          $6,866   1,194         $4,381   1,175         $3,839   1,071

Basic Income Per Share                           $ 5.75                 $ 3.73                 $ 3.58
----------------------


Basic income and shares                          $6,866   1,194         $4,381   1,175         $3,839   1,071
Net dilutive effect of options                        -      20              -      16              -      15
Convertible preferred stock and other                 8      10             24      19            141     110
                                                 ------  ------         ------  ------         ------  ------
Diluted income and shares                        $6,874   1,224         $4,405   1,210         $3,980   1,196

Diluted Income Per Share                         $ 5.62                 $ 3.64                 $ 3.33
------------------------

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

----------------------------

Interest rate swap agreements are used to manage the effects of interest rate fluctuations by changing the interest rate characteristics of debt to match the interest rate characteristics of corresponding assets. These instruments mature consistent with underlying debt issues as identified in Note 9. The differential paid or received on interest rate swaps is recognized on an accrual basis as an adjustment to interest expense. Gains and losses on terminated interest rate swaps are amortized and reflected in interest expense over the remaining term of the underlying debt.

Ford has a commodity hedging program that uses primarily forward contracts and options to manage the effects of changes in commodity prices on Automotive results. The financial instruments used in this program mature in two years or less, consistent with the related purchase commitments. Gains and losses are recognized in cost of sales during the settlement period of the related transactions.

Foreign Currency Translation
----------------------------

Assets and liabilities of foreign subsidiaries generally are translated to U.S. dollars at end-of-period exchange rates. The effects of this translation for most foreign subsidiaries are reported in a separate component of stockholders' equity. Remeasurement of assets and liabilities of foreign subsidiaries that use the U.S. dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of all foreign subsidiaries are translated to U.S. dollars at average-period exchange rates and are recognized as part of revenues, costs and expenses. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of the subsidiary involved.

Net transaction gains and losses, as described above, decreased net income by $164 million in 1997 and by $156 million in 1996, and increased net income by $13 million in 1995.

Impairment of Long-Lived Assets and Certain Identifiable Intangibles
--------------------------------------------------------------------

The company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare operating income before amortization of goodwill to the amortization recorded for the operations to which the goodwill relates. The company also evaluates the carrying value of long-lived assets and long-lived assets to be disposed of for potential impairment periodically. The company considers projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations.

Goodwill
--------

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is amortized using the straight-line method principally over 40 years. Total goodwill included in Automotive other assets was $2.1 billion at December 31, 1997, and $2.3 billion at December 31, 1996. Total goodwill included in Financial Services other assets was $2.7 billion at December 31, 1997, and $2.9 billion at December 31, 1996.

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

Automotive
----------

Investments in securities at December 31 were as follows (in millions):

                                                                         Gross        Gross                 Memo:
                                                           Amortized   Unrealized   Unrealized    Fair      Book
                                                             Cost        Gains        Losses      Value     Value
                                                           ---------   ----------   ----------   -------   -------
1997
----
Trading securities                                         $14,114         $29         $ -       $14,143   $14,143
Available-for-sale securities - Corporate securities           395           -          19           376       376
                                                           -------         ---         ---       -------   -------
  Total investment in securities                           $14,509         $29         $19       $14,519   $14,519
                                                           =======         ===         ===       =======   =======

1996
Trading securities                                         $11,812         $25         $ 1       $11,836   $11,836


----------------------------------------

During 1997, $365 million of bonds issued by affiliates were reclassified from equity in net assets of affiliated companies to available-for-sale marketable securities. In 1997, proceeds from sales of available-for-sale securities were $8 million; no gross gains or losses were realized on those sales. Stockholders' equity included, net of tax, net unrealized gains of $28 million in 1997 and $96 million in 1996 on securities owned by certain unconsolidated affiliates. The available-for-sale securities at December 31 by contractual maturity were due between one and five years.

Financial Services
------------------

Investments in securities at December 31, 1997 were as follows (in millions):

                                                                         Gross        Gross                 Memo:
                                                           Amortized   Unrealized   Unrealized    Fair      Book
                                                             Cost        Gains        Losses      Value     Value
                                                           ---------   ----------   ----------   -------   -------
Trading securities                                           $  267       $ 4           $1       $  270    $  270

Available-for-sale securities
-----------------------------
Debt securities issued by the U.S.
 government and agencies                                        385         4            1          388       388
Municipal securities                                             13         -            -           13        13
Debt securities issued by foreign governments                    36         -            -           36        36
Corporate securities                                            489         7            1          495       495
Mortgage-backed securities                                      837         8            1          844       844
Other debt securities                                            14         -            -           14        14
Equity securities                                                53        65            2          116       116
                                                             ------       ---           --       ------    ------
  Total available-for-sale securities                         1,827        84            5        1,906     1,906

Held-to-maturity securities
---------------------------
Debt securities issued by the U.S.
 government and agencies                                          7         -            -            7         7
Corporate securities                                             15         -            -           15        15
Other debt securities                                             3         -            -            3         3
                                                             ------       ---           --       ------    ------
  Total held-to-maturity securities                              25         -            -           25        25

  Total investments in securities with
   readily determinable fair value                            2,119       $88           $6       $2,201     2,201
                                                                          ===           ==       ======

Equity securities not practicable to fair value                   6                                             6
                                                             ------                                        ------

    Total investments in securities                          $2,125                                        $2,207
                                                             ======                                        ======

Investments in securities at December 31, 1996 were as follows (in millions):

                                                                         Gross        Gross                Memo:
                                                           Amortized   Unrealized   Unrealized    Fair     Book
                                                             Cost        Gains        Losses      Value    Value
                                                           ---------   ----------   ----------   -------  ------
Trading securities                                           $  410       $  3          $ 1      $  412   $  412

Available-for-sale securities
-----------------------------
Debt securities issued by the U.S.
 government and agencies                                        429          6            2         433      433
Municipal securities                                             14          -            -          14       14
Debt securities issued by foreign governments                    42          1            -          43       43
Corporate securities                                            505          3            5         503      503
Mortgage-backed securities                                      682          3            5         680      680
Other debt securities                                             2          -            -           2        2
Equity securities                                               107         89            3         193      193
                                                             ------       ----          ---      ------   ------
  Total available-for-sale securities                         1,781        102           15       1,868    1,868

Held-to-maturity securities
---------------------------
Debt securities issued by the U.S.
 government and agencies                                          9          -            -           9        9
Corporate securities                                             13          -            -          13       13
                                                             ------       ----          ---      ------   ------
  Total held-to-maturity securities                              22          -            -          22       22

  Total investments in securities with
   readily determinable fair value                            2,213       $105          $16      $2,302    2,302
                                                                          ====          ===      ======

Equity securities not practicable to fair value                   5                                            5
                                                             ------                                       ------

    Total investments in securities                          $2,218                                       $2,307
                                                             ======                                       ======

----------------------------------------

Financial Services (continued)
------------------

The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31 by contractual maturity, were as follows (in millions):

                                                              Available-for-sale            Held-to-maturity
                                                            -----------------------     -------------------------
                                                            Amortized                   Amortized
         1997                                                  Cost      Fair Value        Cost        Fair Value
         ----                                               ---------    ----------     ----------     ----------
         Due in one year or less                            $  100       $  101            $14            $14
         Due after one year through five years                 443          446             10             10
         Due after five years through ten years                273          276              -              -
         Due after ten years                                   121          124              1              1
         Mortgage-backed securities                            837          843              -              -
         Equity securities                                      53          116              -              -
                                                            ------       ------            ---            ---
           Total                                            $1,827       $1,906            $25            $25
                                                            ======       ======            ===            ===

         1996
         ----
         Due in one year or less                            $   70       $   70            $ 5            $ 5
         Due after one year through five years                 503          508             14             14
         Due after five years through ten years                355          353              1              1
         Due after ten years                                    64           64              2              2
         Mortgage-backed securities                            682          680              -              -
         Equity securities                                     107          193              -              -
                                                            ------       ------            ---            ---
           Total                                            $1,781       $1,868            $22            $22
                                                            ======       ======            ===            ===

Proceeds from sales of available-for-sale securities were $2.9 billion in 1997, $8.4 billion in 1996 and $2.4 billion in 1995. In 1997, gross gains of $98 million and gross losses of $8 million were realized on those sales; gross gains of $43 million and gross losses of $21 million were realized in 1996, and gross gains of $39 million and gross losses of $18 million were realized in 1995. Stockholders' equity included, net of tax, net unrealized gains of $50 million and $54 million at December 31, 1997 and 1996, respectively.


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

Net finance receivables at December 31 were as follows (in millions):

                                                                     1997             1996
                                                                   --------         --------
                  Retail                                           $ 65,661         $ 61,197
                  Wholesale                                          24,520           25,066
                  Real estate, mainly residential                    21,065           18,940
                  Other finance receivables                          19,482           17,097
                                                                   --------         --------
                    Total finance receivables                       130,728          122,300
                  Allowance for credit losses                        (3,021)          (2,364)
                                                                   --------         --------
                    Total net finance receivables                   127,707          119,936
                  Retained interest in sold receivables                 999            1,124
                  Other                                                  85               76
                                                                   --------         --------
                    Net finance and other receivables and
                     retained interest in sold receivables         $128,791         $121,136
                                                                   ========         ========

                  Net finance receivables subject to
                   fair value*                                     $128,594         $120,832
                  Fair value                                       $131,976         $122,104
                  - - - - -

                  *Excludes certain diversified and other receivables of $197 million and $304 million at December 31, 1997 and 1996, respectively

-----------------------------------------

Included in finance receivables at December 31, 1997 and 1996 were a total of $1 billion and $1.2 billion, respectively, owed by three customers with the largest receivable balances. Other finance receivables consisted primarily of commercial and consumer loans, collateralized loans, credit card receivables, general corporate obligations and accrued interest. Also included in other finance receivables at December 31, 1997 and 1996 were $3.7 billion and $4 billion, respectively, of accounts receivable purchased by certain Financial Services operations from Automotive operations.

Contractual maturities of total finance receivables are as follows (in millions): 1998 - $62,057; 1999 - $22,318; 2000 - $13,625; thereafter - $32,728.
Experience indicates that a substantial portion of the portfolio generally is repaid before the contractual maturity dates.

The fair value of most receivables was estimated by discounting future cash flows using an estimated discount rate that reflected the credit, interest rate and prepayment risks associated with similar types of instruments. For receivables with short maturities, the book value approximated fair value.

Investments in direct financing leases at December 31 were as follows (in millions):

                                                                      1997            1996
                                                                    -------         -------
                  Minimum lease rentals, net
                   of unearned income                               $ 7,874          $6,816
                  Estimated residual values                           2,923           2,938
                  Allowance for credit losses                          (143)           (114)
                                                                    -------          ------
                    Net investments in direct financing leases      $10,654          $9,640
                                                                    =======          ======

Minimum direct financing lease rentals are contractually due as follows (in millions): 1998 - $2,843; 1999 - $2,152; 2000 - $1,551; 2001 - $843;
2002 - $347; thereafter - $138.

Investments in operating leases at December 31 were as follows (in millions):

                                                                     1997             1996
                                                                   -------          -------
                  Vehicles and other equipment, at cost            $44,705          $38,722
                  Lease origination costs                               65               57
                  Accumulated depreciation                          (7,487)          (6,204)
                  Allowance for credit losses                         (312)            (321)
                                                                   -------          -------
                    Net investments in operating leases            $36,971          $32,254
                                                                   =======          =======

Minimum rentals on operating leases are contractually due as follows (in millions): 1998 - $12,773; 1999 - $9,183; 2000 - $1,462; 2001 - $156;
2002 - $73; thereafter - $349.

Depreciation expense for assets subject to operating leases is provided primarily on the straight-line method over the term of the lease in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Gains and losses upon disposal of the asset also are included in depreciation expense. Depreciation expense was as follows (in millions): 1997 - $6,505; 1996 - $5,867; 1995 - $5,508.

Allowances for credit losses are estimated and established as required based on historical experience and other factors that affect collectibility. Finance receivables and lease investments are charged to the allowances for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowances for credit losses.

-----------------------------------------

Changes in the allowances for credit losses were as follows (in millions):

                                                       1997            1996           1995
                                                     -------         -------        -------
                         Beginning balance           $ 2,799         $ 2,391        $ 2,217
                         Additions                     2,759           2,092          1,327
                         Net losses                   (2,246)         (1,720)        (1,120)
                         Other changes                   164              36            (33)
                                                     -------         -------        -------
                           Ending balance            $ 3,476         $ 2,799        $ 2,391
                                                     =======         =======        =======

Statement of Financial Accounting Standards No. 125 ("SFAS 125") for sales of receivables was adopted January 1, 1997, and the effect was not material.


NOTE 4.  Inventories - Automotive
---------------------------------

Inventories at December 31 were as follows (in millions):

                                                                            1997           1996
                                                                           ------         ------
                  Raw materials, work in process and supplies              $2,875         $3,374
                  Finished products                                         2,593          3,282
                                                                           ------         ------
                    Total inventories                                      $5,468         $6,656
                                                                           ======         ======

                  U.S. inventories                                         $1,993         $2,280

Inventories are stated at the lower of cost or market. The cost of most U.S. inventories is determined by the last-in, first-out ("LIFO") method. The cost of the remaining inventories is determined primarily by the first-in, first-out ("FIFO") method.

If the FIFO method had been used instead of the LIFO method, inventories would have been higher by $1,397 million and $1,445 million at December 31, 1997 and 1996, respectively.


NOTE 5.  Net Property, Depreciation and Amortization - Automotive
-----------------------------------------------------------------

Net property at December 31 was as follows (in millions):

                                                                    1997            1996
                                                                  --------        --------
                  Land                                            $    393        $    415
                  Buildings and land improvements                    8,803           8,679
                  Machinery, equipment and other                    41,510          40,702
                  Construction in progress                           2,377           1,902
                                                                  --------        --------
                    Total land, plant and equipment                 53,083          51,698
                  Accumulated depreciation                         (26,004)        (26,176)
                                                                  --------        --------
                    Net land, plant and equipment                   27,079          25,522
                  Special tools, net of amortization                 7,515           8,005
                                                                  --------        --------
                    Net property                                  $ 34,594        $ 33,527
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

-----------------------------------------------------------------------------

Depreciation and amortization expenses were as follows (in millions):

                                                        1997          1996         1995
                                                       ------        ------       ------
                  Depreciation                         $2,759        $2,644       $2,454
                  Amortization                          3,179         3,272        2,765
                                                       ------        ------       ------
                    Total                              $5,938        $5,916       $5,219
                                                       ======        ======       ======

When property and equipment are retired, the general policy is to charge the cost of those assets, reduced by net salvage proceeds, to accumulated depreciation. Maintenance, repairs and rearrangement costs are expensed as incurred and were $2,294 million in 1997, $2,325 million in 1996 and $2,206 million in 1995. Expenditures that increase the value or productive capacity of assets are capitalized. Preproduction costs related to new facilities are expensed as incurred.


NOTE 6.  Income Taxes
---------------------

Income before income taxes for U.S. and foreign operations, excluding equity in net (loss)/income of affiliated companies, was as follows (in millions):

                                                                    1997         1996         1995
                                                                  -------       ------       ------
                  U.S.                                            $ 8,622       $6,283       $5,521
                  Foreign                                           2,404          516        1,338
                                                                  -------       ------       ------
                    Total income before income taxes              $11,026       $6,799       $6,859
                                                                  =======       ======       ======

The provision for income taxes was estimated as follows (in millions):

                                                                   1997          1996         1995
                                                                  ------        ------       ------
                  Currently payable
                    U.S. federal                                  $2,130        $  655       $  971
                    Foreign                                          830           756          578
                    State and local                                  (25)          151           17
                                                                  ------        ------       ------
                      Total currently payable                      2,935         1,562        1,566
                  Deferred tax liability/(benefit)
                    U.S. federal                                     536           642          731
                    Foreign                                           78          (117)         (10)
                    State and local                                  192            79           92
                                                                  ------        ------       ------
                      Total deferred                                 806           604          813
                                                                  ------        ------       ------
                  Total provision                                 $3,741        $2,166       $2,379
                                                                  ======        ======       ======

The provision includes estimated taxes payable on that portion of retained earnings of subsidiaries expected to be received by the company. No provision was made with respect to $2.1 billion of retained earnings at December 31, 1997 that have been retained for use by foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liability for the undistributed foreign earnings.

A reconciliation of the provision for income taxes compared with the amounts at the U.S. statutory tax rate is shown below (in millions):

                                                                   1997          1996         1995
                                                                  ------        ------       ------
           Tax provision at U.S. statutory rate of 35%            $3,859        $2,380       $2,400

           Effect of:
              Tax on foreign income                                  (30)          162          187
              State and local income taxes                           109           150           71
              The Associates IPO                                       -          (228)           -
              Hertz IPO                                              (94)            -            -
              Other income not subject to tax or
               subject to tax at reduced rates                       (10)          (33)         (47)
              Other                                                  (93)         (265)        (232)
                                                                  ------        ------       ------
                Provision for income taxes                        $3,741        $2,166       $2,379
                                                                  ======        ======       ======

           Effective tax rate                                       33.9%         31.9%        34.7%


---------------------

Deferred income taxes reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations and net operating losses of subsidiaries. The components of deferred income tax assets and liabilities at December 31 were as follows (in millions):

                                                                             1997                1996
                                                                           -------             -------
                Deferred tax assets
                Employee benefit plans                                     $ 6,378             $ 6,989
                Dealer and customer allowances and claims                    4,320               4,073
                Net operating loss carryforwards                               802                 887
                Allowance for credit losses                                  1,270               1,162
                All other                                                    1,697               1,308
                Valuation allowances                                          (251)               (396)
                                                                           -------             -------
                   Total deferred tax assets                                14,216              14,023

                Deferred tax liabilities
                Leasing transactions                                         5,588               5,488
                Depreciation and amortization
                 (excluding leasing transactions)                            4,011               3,259
                Employee benefit plans                                         997               1,275
                All other                                                    2,490               2,118
                                                                           -------             -------
                   Total deferred tax liabilities                           13,086              12,140
                                                                           -------             -------

                      Net deferred tax assets                              $ 1,130             $ 1,883
                                                                           =======             =======

Foreign net operating loss carryforwards for tax purposes were $2.3 billion at December 31, 1997. A substantial portion of these losses has an indefinite carryforward period; the remaining losses have expiration dates beginning in 2000. For financial statement purposes, the tax benefit of operating losses is recognized as a deferred tax asset, subject to appropriate valuation allowances. The company evaluates the tax benefits of operating loss carryforwards on an ongoing basis. Such evaluations include a review of historical and projected future operating results, the eligible carryforward period and other circumstances.

NOTE 7.  Liabilities - Automotive
---------------------------------

Current Liabilities
-------------------

Included in accrued liabilities at December 31 were the following (in millions):

                                                                             1997                1996
                                                                           -------             -------
                Dealer and customer allowances and claims                  $ 8,059             $ 8,738
                Employee benefit plans                                       2,154               2,185
                Deferred revenue                                             2,566               2,078
                Salaries, wages and employer taxes                             759                 983
                Postretirement benefits other than pensions                    640                 761
                Other                                                        2,072               1,842
                                                                           -------             -------
                    Total accrued liabilities                              $16,250             $16,587
                                                                           =======             =======


Noncurrent Liabilities
----------------------
Included in other liabilities at December 31 were the following (in millions):

                                                                             1997                1996
                                                                           -------             -------
                Postretirement benefits other than pensions                $15,407             $15,189
                Dealer and customer allowances and claims                    7,049               5,919
                Employee benefit plans                                       3,137               2,982
                Unfunded pension obligation                                  1,009               1,126
                Minority interests in net assets of subsidiaries                94                  93
                Other                                                        2,203               1,484
                                                                           -------             -------
                    Total other liabilities                                $28,899             $26,793
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

The company's policy for funded plans is to contribute annually, at a minimum, amounts required by applicable law, regulations and union agreements. Plan assets consist principally of investments in stocks, and government and other fixed income securities. The various plans generally are funded, except in Germany, where this has not been the custom, and as noted above; in those cases, an unfunded liability is recorded.

The company's pension expense, including Financial Services, was as follows (in millions):

                                          1997                        1996                        1995
                                ------------------------    ------------------------    ------------------------
                                                 Non-                        Non-                        Non-
                                U.S. Plans    U.S. Plans    U.S. Plans    U.S. Plans    U.S. Plans    U.S. Plans
                                ----------    ----------    ----------    ----------    ----------    ----------
Benefits attributed to
 employee service               $   551       $   331       $   532         $ 261       $   435       $   208
Interest on projected
 benefit obligation               1,993           857         1,838           819         1,776           785
Return on assets:
 Actual (gain)/loss              (5,933)       (1,533)       (4,112)         (958)       (5,696)       (1,201)
 Deferred gain/(loss)             3,428           602         1,802           168         3,565           435
                                -------       -------       -------         -----       -------       -------
   Recognized (gain)             (2,505)         (931)       (2,310)         (790)       (2,131)         (766)
Net amortization and other          523           209           608           237           408           234
                                -------       -------       -------         -----       -------       -------
   Net pension expense          $   562       $   466       $   668         $ 527       $   488       $   461
                                =======       =======       =======         =====       =======       =======

Discount rate for expense          7.25%          7.1%          7.0%          7.6%         8.25%          8.3%

Assumed long-term rate
 of return on assets                9.0%          9.2%          9.0%          9.2%          9.0%          9.0%


-------------------------------------

Pension expense in 1997 decreased for U.S. and non-U.S. plans as a result of increased return on plan assets and the year-to-year change in the cost of employee separation programs, offset by higher costs for pension benefit improvements and, for non-U.S. plans, lower discount rates. Pension expense in 1996 increased for U.S. and non-U.S. plans as a result of employee separation programs and lower discount rates.

The status of these plans at December 31 was as follows (in millions):

                                                            1997                               1996
                                               ------------------------------     ------------------------------
                                               Assets in    Accum.                            Assets in    Accum.
                                               Excess of   Benefits               Excess of   Benefits
                                                Accum.     in Excess   Total       Accum.     in Excess   Total
                                               Benefits    of Assets   Plans      Benefits    of Assets   Plans
                                               ---------   ---------  -------     ---------   ---------  -------
U.S. Plans
 Plan assets at fair value                     $35,607     $    76    $35,683     $30,931     $     2    $30,933
 Actuarial present value of:
  Vested benefits                              $25,049     $   683    $25,732     $22,363     $   568    $22,931
  Accumulated benefits                          28,363         688     29,051      25,908         569     26,477
  Projected benefits                            30,128         795     30,923      27,557         688     28,245
 Plan assets in excess of/(less than)
  projected benefits                           $ 5,479     $  (719)   $ 4,760     $ 3,374     $  (686)   $ 2,688
 Unamortized (net asset)/net
  transition obligation a/                         (98)         11        (87)       (122)         12       (110)
 Unamortized prior service cost b/               2,339          54      2,393       2,789          82      2,871
 Unamortized net (gains)/losses c/              (5,011)        210     (4,801)     (3,082)        160     (2,922)
                                               -------     -------    -------     -------     -------    -------
   Prepaid pension asset/(liability)             2,709        (444)     2,265       2,959        (432)     2,527
 Adjustment required to recognize
  minimum liability d/                               -        (170)      (170)          -        (136)      (136)
                                               -------     -------    -------     -------     -------    -------
   Prepaid pension asset/(liability)
    recognized in the balance sheet            $ 2,709     $  (614)   $ 2,095     $ 2,959     $  (568)   $ 2,391
                                               =======     =======    =======     =======     =======    =======
 Plan assets in excess of/(less than)
  accumulated benefits                         $ 7,244     $  (612)   $ 6,632     $ 5,023     $  (567)   $ 4,456

 Assumptions:
  Discount rate at year-end                                              6.75%                              7.25%
  Average rate of increase in compensation                                5.5%                               5.5%

Non-U.S. Plans
--------------
 Plan assets at fair value                     $ 9,056     $ 2,631    $11,687     $ 8,052     $ 2,846    $10,898
 Actuarial present value of:
  Vested benefits                              $ 6,735     $ 4,747    $11,482     $ 5,682     $ 5,263    $10,945
  Accumulated benefits                           6,855       5,024     11,879       5,966       5,556     11,522
  Projected benefits                             7,953       5,358     13,311       6,951       5,914     12,865
 Plan assets in excess of/(less than)
  projected benefits                           $ 1,103     $(2,727)   $(1,624)    $ 1,101     $(3,068)   $(1,967)
 Unamortized (net asset)/net
  transition obligation a/                        (114)        326        212        (149)        421        272
 Unamortized prior service cost b/                 442         128        570         391         151        542
 Unamortized net (gains)/losses c/                (790)        727        (63)       (670)        774        104
                                               -------     -------    -------     -------     -------    -------
   Prepaid pension asset/(liability)               641      (1,546)      (905)        673      (1,722)    (1,049)
 Adjustment required to recognize
  minimum liability d/                               -        (849)      (849)          -        (990)      (990)
                                               -------     -------    -------     -------     -------    -------
   Prepaid pension asset/(liability)
    recognized in the balance sheet            $   641     $(2,395)   $(1,754)    $   673     $(2,712)   $(2,039)
                                               =======     =======    =======     =======     =======    =======
 Plan assets in excess of/(less than)
  accumulated benefits                         $ 2,201     $(2,393)   $  (192)    $ 2,086     $(2,710)   $  (624)

 Assumptions:
  Discount rate at year-end                                               6.5%                               7.1%
  Average rate of increase in compensation                                5.1%                               5.2%



- - - - -
a/ The balance of the initial difference between assets and obligation deferred for recognition over a 15-year period.
b/ The prior service effect of plan amendments deferred for recognition over remaining service.
c/ The deferred gain or loss resulting from investments, other experience and changes in assumptions.
d/ An adjustment to reflect the unfunded accumulated benefit obligation in the balance sheet for plans whose benefits exceed the assets. At December 31, 1997, the unfunded liability in excess of $500 million resulted in an increase in the charge to stockholders' equity of $70 million net of deferred taxes; at December 31, 1996, the charge to stockholders' equity was $159 million.

-------------------------------------

Postretirement Health Care and Life Insurance Benefits
------------------------------------------------------

The company and certain of its subsidiaries sponsor unfunded plans to provide selected health care and life insurance benefits for retired employees. The company's U.S. and Canadian employees may become eligible for these benefits if they retire while working for the company; however, benefits and eligibility rules may be modified from time to time. The estimated cost for these benefits is accrued over periods of employee service on an actuarially determined basis. In June 1997, the company prepaid certain 1998 and 1999 hourly health benefits by contributing $1,590 million to a Voluntary Employees' Beneficiary Association
(VEBA) trust; $736 million of this amount applies to retirees.

Net postretirement benefit expense, including Financial Services, was as follows (in millions):

                                                                       1997           1996           1995
                                                                     --------       --------       -------
         Benefits attributed to employee service                     $   242        $   268        $  223
         Interest on accumulated benefit obligation                    1,161          1,195         1,160
         Net amortization and other                                      (31)           (69)          (68)
                                                                     -------        -------        ------
           Net postretirement benefit expense                        $ 1,372        $ 1,394        $1,315
                                                                     =======        =======        ======

         Retiree benefit payments                                    $   793        $   730        $  698


The status of these plans at December 31 was as follows (in millions):

                                                                       1997           1996
                                                                     --------       --------
         Accumulated postretirement benefit obligation:
           Retirees                                                  $10,098        $ 8,614
           Active employees eligible to retire                         3,027          3,047
           Other active employees                                      4,397          4,842
                                                                     -------        -------
             Total accumulated obligation                             17,522         16,503
         Unamortized prior service cost*                                 162            256
         Unamortized net losses**                                       (757)          (438)
         Less VEBA assets at fair value                                 (736)             -
                                                                     -------        -------
           Accrued liability                                         $16,191        $16,321
                                                                     =======        =======

         Assumptions:
           Discount rate                                                 7.0%           7.5%
           Present health care cost trend rate                           6.6%           6.6%
           Ultimate trend rate in ten years                              5.0%           5.0%
           Weighted-average trend rate                                   5.5%           5.7%

         - - - - -
          *  The prior service effect of plan amendments deferred for recognition over remaining service to retirement eligibility
         **  The deferred gain or loss resulting from experience and changes in assumptions deferred for recognition over remaining service to retirement

Changing the assumed health care cost trend rates by one percentage point is estimated to change the aggregate service and interest cost components of net postretirement benefit expense for 1997 by about $190 million and the accumulated postretirement benefit obligation at December 31, 1997 by about $2 billion.

NOTE 9.  Debt
-------------

The fair value of debt was estimated based on quoted market prices or current rates for similar debt with the same remaining maturities.

Automotive
----------

Debt at December 31 was as follows (in millions):

                                                                       Weighted Average
                                                                         Interest Rate*            Book Value
                                                                       ------------------     -----------------
                                                          Maturity      1997        1996       1997       1996
                                                          --------     ------      ------     ------     ------
       Debt payable within one year
       ----------------------------
       Short-term debt                                                   7.9%       6.2%      $  592     $1,021
       Long-term debt payable within one year                                                    537        640
                                                                                              ------     ------
         Total debt payable within one year                                                    1,129      1,661

       Long-term debt                                     1999-2097      8.5%       8.6%       7,047      6,495
                                                                                              ------     ------

         Total debt                                                                           $8,176     $8,156
                                                                                              ======     ======

       Fair value                                                                             $8,988     $8,680
       - - - - -
       *Excludes the effect of interest rate swap agreements

Long-term debt at December 31, 1997 included maturities as follows (in millions): 1998 - $537 (included in current liabilities); 1999 - $144; 2000 - $984; 2001 - $1,138; 2002 - $436; thereafter - $4,345.

Included in long-term debt at December 31, 1997 and 1996 were obligations of $6,864 million and $5,961 million, respectively, with fixed interest rates and $183 million and $534 million, respectively, with variable interest rates (generally based on LIBOR or other short-term rates). Obligations payable in foreign currencies at December 31, 1997 and 1996 were $372 million and $756 million, respectively.

Agreements to manage exposures to fluctuations in interest rates, which include primarily interest rate swap agreements and futures contracts, did not change the overall weighted-average interest rate on long-term debt and the obligations subject to variable interest rates of $183 million at December 31, 1997. At December 31, 1996, these agreements decreased the weighted-average interest rate on long-term debt and effectively decreased the obligations subject to variable rates to $363 million.

Financial Services
------------------

Debt at December 31 was as follows (in millions):

                                                                       Weighted Average
                                                                         Interest Rate*            Book Value
                                                                       ------------------      -----------------
                                                          Maturity      1997        1996        1997       1996
                                                         ---------     ------      ------      ------     ------
       Debt payable within one year
       ----------------------------
       Unsecured short-term debt                                                              $  3,684   $  2,489
       Commercial paper                                                                         63,834     57,726
       Other short-term debt                                                                     3,985      4,757
                                                                                              --------   --------
         Total short-term debt                                          6.0%        5.6%        71,503     64,972
       Long-term debt payable within one year                                                   15,370     14,592
                                                                                              --------   --------
         Total debt payable within one year                                                     86,873     79,564

       Long-term debt
       --------------
       Secured indebtedness                               1999-2005     9.3%        8.5%            64         70
       Unsecured senior indebtedness
         Notes and bank debt                              1999-2048     6.6%        6.7%        67,477     66,893
         Debentures                                       2006-2037     5.6%        5.6%         2,313      1,787
         Unamortized (discount)                                                                     (6)       (19)
                                                                                              --------   --------
           Total unsecured senior indebtedness                                                  69,784     68,661
       Unsecured subordinated indebtedness
         Notes                                            2002-2021     8.5%        8.8%         2,946      1,500
         Debentures                                         2009        7.3%        7.3%           425        425
         Unamortized (discount)                                                                    (21)       (15)
                                                                                              --------   --------
           Total unsecured subordinated indebtedness                                             3,350      1,910
                                                                                              --------   --------
             Total long-term debt                                                               73,198     70,641
                                                                                              --------   --------
               Total debt                                                                     $160,071   $150,205
                                                                                              ========   ========

       Fair value                                                                             $161,872   $150,939
       - - - - -
       *Excludes the effect of interest rate swap agreements

-------------

Financial Services (continued)
------------------

Information concerning short-term borrowings (excluding long-term debt payable within one year) is as follows (in millions):

                                                                             1997           1996            1995
                                                                           --------       --------        --------
        Average amount of short-term borrowings                            $65,592        $62,529         $60,203
        Weighted-average short-term interest rates per annum
         (average year)                                                        5.3%           5.7%            6.0%
        Average remaining term of commercial paper
         at December 31                                                    30 days        33 days         34 days

Long-term debt at December 31, 1997 included maturities as follows (in millions): 1998 - $15,370; 1999 - $16,343; 2000 - $13,474; 2001 - $12,258; 2002
- 13,475; thereafter - $17,648.

Included in long-term debt at December 31, 1997 and 1996 were obligations of $56.7 billion and $55.8 billion, respectively, with fixed interest rates and $16.5 billion and $14.8 billion, respectively, with variable interest rates (generally based on LIBOR or other short-term rates). Obligations payable in foreign currencies at December 31, 1997 and 1996 were $27 billion and $28 billion, respectively. These obligations were issued primarily to fund foreign business operations.

Outstanding commercial paper at December 31, 1997 totaled $40.9 billion at Ford Credit, $19.5 billion at The Associates, and $1.4 billion at Hertz, with an average remaining maturity of 24 days, 28 days, and 18 days, respectively.

Agreements to manage exposures to fluctuations in interest rates include primarily interest rate swap agreements. At December 31, 1997, these agreements decreased the weighted-average interest rate on long-term debt to 6.5%, compared with 6.6% excluding these agreements, and effectively decreased the obligations subject to variable interest rates to $11.8 billion; the weighted-average interest rate on short-term debt excluding these agreements did not change materially. At December 31, 1996, these agreements decreased the weighted-average interest rate on long-term debt to 6.4%, compared with 6.7% excluding these agreements, and effectively decreased the obligations subject to variable rates to $13.6 billion; the weighted-average interest rate on short-term debt increased to 5.7%, compared with 5.6% excluding these agreements.

Support Facilities
------------------

At December 31, 1997 Ford had long-term contractually committed global credit agreements under which $8.3 billion is available from various banks at least through June 30, 2002. The entire $8.3 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. Ford also has the ability to transfer on a nonguaranteed basis $8 billion of such credit lines in varying portions to Ford Motor Credit Company ("Ford Credit"), a subsidiary of Ford, and to Ford Credit Europe plc ("Ford Credit Europe"), a subsidiary of Ford Credit. In addition, at December 31, 1997, $471 million of contractually committed credit facilities were available to various Automotive affiliates outside the U.S. Approximately $66 million of these facilities were in use at December 31, 1997.

-------------

At December 31, 1997, Financial Services had a total of $42.9 billion of contractually committed support facilities (excluding the $8 billion available under Ford's global credit agreements). Of these facilities, $23.8 billion are contractually committed global credit agreements under which $19.2 billion and $4.6 billion are available to Ford Credit and Ford Credit Europe, respectively, from various banks; 61% and 77%, respectively, of such facilities are available through June 30, 2002. The entire $19.2 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.6 billion may be used, at Ford Credit Europe's option, by any subsidiary of Ford Credit Europe. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or Ford Credit Europe, as the case may be. At December 31, 1997, $154 million of the Ford Credit global facilities were in use; $597 million of the Ford Credit Europe global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services support facilities at December 31, 1997 consisted of $17 billion of contractually committed support facilities available to various affiliates in the U.S. and $2.1 billion of contractually committed support facilities available to various affiliates outside the U.S.; at December 31, 1997, approximately $1 billion of these facilities were in use. Furthermore, banks provide $1.6 billion of liquidity facilities to support the asset-backed commercial paper program of a Ford Credit sponsored special purpose entity.

NOTE 10.  Capital Stock
-----------------------

At December 31, 1997, all general voting power was vested in the holders of Common Stock and the holders of Class B Stock, voting together without regard to class. At that date, the holders of Common Stock were entitled to one vote per share and, in the aggregate, had 60% of the general voting power; the holders of Class B Stock were entitled to such number of votes per share as would give them, in the aggregate, the remaining 40% of the general voting power, as provided in the company's Certificate of Incorporation.

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

Information concerning the Preferred Stock of the company is as follows:


                                         Series A                                     Series B
                           Cumulative Convertible Preferred Stock            Cumulative Preferred Stock
                           --------------------------------------       ------------------------------------
Liquidation preference      $50 per Depositary Share                     $25 per Depositary Share
 and shares outstanding     $129 million and 2,580 shares                $508 million and 10,163 shares
 at December 31, 1997       outstanding (2,579,962 Depositary            outstanding (20,326,463 Depositary
                            Shares)                                      Shares)

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

Redemption                 Not redeemable prior to                       Not redeemable prior to
                           December 7, 1997                              December 1, 2002

                           On or after December 7, 1997, the             On and after December 1, 2002, and
                           stock is redeemable for cash at the           upon satisfaction of certain
                           company's option, in whole or in              conditions, the stock is redeemable
                           part, initially at an amount                  for cash at the option of Ford, in
                           equivalent to $51.68 per Depositary           whole or in part, at a redemption
                           Share and thereafter at prices                price equivalent to $25 per Depositary
                           declining to $50 per Depositary               Share, plus an amount equal to the sum
                           Share on and after December 1, 2001,          of all accrued and unpaid dividends
                           plus, in each case, an amount equal
                           to the sum of all accrued and unpaid          25,273,537 Depositary Shares were
                           dividends                                     exchanged during 1995 (see Note 1,
                                                                         "Company-Obligated Mandatorily
                                                                         Redeemable Preferred Securities of a
                                                                         Subsidiary Trust")

On January 9, 1998, all outstanding shares of Series A Preferred Stock were redeemed at an amount equivalent to $51.68 per Depositary Share plus unpaid dividends.

On January 22, 1998, the company announced an offer to purchase all Depositary Shares representing its Series B Cumulative Preferred Stock at a price of $31.40 per Depositary Share. The offer to purchase was in effect until February 26, 1998.

The Series B Preferred Stock ranks (and any other outstanding Preferred Stock of the company would rank) senior to the Common Stock and Class B Stock in respect of dividends and liquidation rights.

NOTE 11.  Stock Options
-----------------------

The company has stock options outstanding under the 1985 Stock Option Plan and the 1990 Long-Term Incentive Plan. These Plans were approved by the stockholders. No further grants may be made under the 1985 Plan. Grants may be made under the 1990 Plan through April 2000. Options granted in 1997 and subsequent years under the 1990 Plan become exercisable 33% after one year from the date of grant, 67% after two years and in full after three years. In general, options granted under the 1985 Plan and options granted prior to 1997 under the 1990 Plan become exercisable 25% after one year from the date of grant, 50% after two years, 75% after three years and in full after four years. Options under both Plans expire after 10 years. Certain options outstanding under the Plans were granted an equal number of accompanying stock appreciation rights which may be exercised in lieu of the options. Under the Plans, a stock appreciation right entitles the holder to receive, without payment, the excess of the fair market value of the Common Stock on the date of exercise over the option price, either in Common Stock or cash or a combination. In addition, grants of Contingent Stock Rights were made with respect to 936,300 shares in 1997, 865,100 shares in 1996 and 884,500 shares in 1995 under the 1990 Long-Term Incentive Plan (not included in the tables below). The number of shares ultimately awarded will depend on the extent to which the Performance Target specified in each Right is achieved, individual performance of the recipients and other factors, as determined by the Compensation and Option Committee of the Board of Directors.

Under the 1990 Plan, up to 1% of Common Stock issued as of December 31 of any year may be made available for stock options and other plan awards in the next succeeding calendar year. That limit may be increased up to 2% in any year, with a corresponding reduction in shares available for grants in future years. Any unused portion of the 1% limit for any calendar year may be carried forward and made available for Plan awards in succeeding calendar years. At December 31, 1997, the number of unused shares carried forward aggregated to 1,130,322 shares.

Information concerning stock options is as follows (shares in millions):

                                                  1997                   1996                 1995
                                            ------------------    ------------------   ------------------
                                                     Weighted-             Weighted-            Weighted-
                                                      Average              Average               Average
                                                     Exercise             Exercise              Exercise
    Shares subject to option                Shares    Price       Shares    Price      Shares     Price
    ------------------------                ------   ---------    ------  ----------   ------   ---------
    Outstanding at beginning of period       50.3     $26.93       48.5     $25.22      43.3      $23.24
    New grants (based on fair value of
     Common Stock at dates of grant)          8.6      32.05        8.0      32.69       9.7       32.00
    Exercised*                               (8.3)     23.19       (5.2)     20.32      (3.4)      19.62
    Surrendered upon exercise of stock
     appreciation rights                     (0.4)     22.44       (0.7)     23.03      (0.9)      23.19
    Terminated and expired                   (0.2)     30.86       (0.3)     31.14      (0.2)      28.05
                                            -----                 -----                -----
    Outstanding at end of period             50.0**    28.44       50.3      26.93      48.5       25.22
    Outstanding but not exercisable         (21.6)                (21.5)               (22.6)
                                            -----                 -----                -----
      Exercisable at end of period           28.4      25.84       28.8      23.61      25.9       21.77
                                            =====                 =====                =====

    - - - - -
     * Exercised at option prices ranging from $15.00 to $32.69 during 1997, $13.42 to $29.06 during 1996, and $9.09 to $29.06 during 1995
    ** Included 2.0 and 48.0 million shares under the 1985 and 1990 Plans, respectively, at option prices ranging from $15.00 to $45.84 per share. At December 31, 1997, the weighted-average remaining exercise period relating to the outstanding options was 6.9 years

The estimated fair value as of date of grant of options granted in 1997, 1996 and 1995, using the Black-Scholes option-pricing model, was as follows:

                                                              1997          1996          1995
                                                             ------        ------        ------
               Estimated fair value per share of
                options granted during the year              $5.76         $6.93         $7.16

               Assumptions:
                Annualized dividend yield                      4.8%          4.3%          3.9%
                Common Stock price volatility                 22.1%         25.2%         26.2%
                Risk-free rate of return                       6.7%          6.2%          5.8%
                Expected option term (in years)                  5             5             5

-----------------------

The company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," effective with 1996 financial statements, but elected to continue to measure compensation cost using the intrinsic value method, in accordance with APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Accordingly, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options granted in 1997, 1996 and 1995, the company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                            1997                      1996                       1995
                                    -------------------       -------------------        -------------------
                                       As         Pro            As         Pro             As         Pro
                                    Reported     Forma*       Reported     Forma*        Reported     Forma*
                                    --------     ------       --------     ------        --------     ------
Net income (in millions)             $6,920      $6,892        $4,446      $4,428         $4,139      $4,138

Income per share
----------------
    Basic                            $ 5.75      $ 5.73        $ 3.73      $ 3.71         $ 3.58      $ 3.58
    Diluted                          $ 5.62      $ 5.60        $ 3.64      $ 3.63         $ 3.33      $ 3.33

- - - - -
* The pro forma disclosures may not be representative of the effects on reported net income and income per share for future periods because only stock options that were granted beginning in 1995 are included in the above table. The estimated fair value, before tax, of options granted in 1997, 1996 and 1995 was $48 million, $54 million and $68 million respectively.

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the company for certain of the matters discussed in the foregoing paragraph where losses are deemed probable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to the company or the subsidiary involved and could require the company or such subsidiary to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 1997. The company does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.


NOTE 13.  Commitments and Contingencies
---------------------------------------

At December 31, 1997, the company had the following minimum rental commitments under non-cancelable operating leases (in millions): 1998 - $524; 1999 - $400; 2000 - $301; 2001 - $182; 2002 - $132; thereafter -$254. These amounts include rental commitments related to the sale and leaseback of certain Automotive machinery and equipment.

Ford in the U.S. and Ford of Canada have entered into agreements with banks to provide credit card programs that offer rebates that can be applied against the purchase or lease of Ford vehicles. The maximum amount of rebates available to qualified cardholders at December 31, 1997 and 1996 was $1.8 billion and $1.6 billion, respectively. The company has provided for the estimated net cost of these programs as a sales incentive based on the estimated number of participants who ultimately will purchase vehicles. The U.S. program was discontinued December 31, 1997; rebates earned prior to program discontinuance will be valid for up to five years following the calendar year in which earned, subject to certain restrictions.

Certain Financial Services subsidiaries make credit lines available to holders of their credit cards. At December 31, 1997 and 1996, the unused portion of available credit was approximately $29.3 billion and $18.8 billion, respectively, and is revocable under specified conditions. The fair value of unused credit lines and the potential risk of loss were not considered to be material.


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

-------------------------------

Balance Sheet Financial Instruments
-----------------------------------

Information about specific valuation techniques and estimated fair values is provided throughout the Notes to Financial Statements. Book value and estimated fair value amounts at December 31 were as follows (in millions):

                                              1997                        1996
                                    -----------------------     ------------------------
                                      Book           Fair         Book            Fair       Fair Value
                                      Value          Value        Value           Value      Reference
                                    --------        -------     --------         -------     -----------
       Automotive
       Marketable securities        $ 14,519       $ 14,519     $ 11,836        $ 11,836       Note 2
       Debt                            8,176          8,988        8,156           8,680       Note 9

       Financial Services
       Marketable securities        $  2,201       $  2,201     $  2,302        $  2,302       Note 2
       Receivables                   128,594        131,976      120,832         122,104       Note 3
       Debt                          160,071        161,872      150,205         150,939       Note 9

Foreign Currency and Interest Rate Instruments
----------------------------------------------

The fair value of foreign currency and interest rate instruments was estimated using current market prices provided by outside quotation services. The estimated fair value, notional amount and deferred loss at December 31 were as follows (in millions):

                                                      1997                               1996
                                               -------------------               -------------------
                                                Fair     Deferred                Fair       Deferred
                                               Value       (Loss)*               Value       (Loss)*
                                               ------    ---------               ------     --------
       Foreign currency instruments                        $(63)                             $(132)
       - Assets                                $  289                            $  259
       - Liabilities                            1,207                             1,168

       Interest rate instruments                              -                                 -
       - Assets                                   548                               436
       - Liabilities                              182                               319

       - - - - -
       * Deferred losses are offset by unrecognized gains on the underlying transactions or commitments

The notional amount represents the contract amount, not the amount at risk. The notional amount for foreign currency instruments was $30,977 million at December 31 1997, and $29,700 million at December 31, 1996. The notional amount for interest rate instruments was $90,428 million at December 31, 1997, and $76,200 million at December 31, 1996.

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

Other Financial Agreements
--------------------------

At December 31, 1997, the notional amount of commodity hedging contracts outstanding totaled $496 million; the notional amount at December 31, 1996 was $505 million. The company also had guaranteed $860 million of debt of unconsolidated subsidiaries, affiliates and others. The risk of loss under these financial agreements is not material.

NOTE 15.  Acquisitions, Dispositions and Restructuring
------------------------------------------------------

Asset Write-Downs and Dispositions - Financial Services
-------------------------------------------------------

During third quarter 1996, Ford Leasing Corporation, then known as USL Capital Corporation ("USL Capital'), a subsidiary of Ford Holdings, concluded a series of transactions for the sale of substantially all of its assets, as well as certain assets owned by Ford Credit and managed by USL Capital. Proceeds from the sale were used to pay down related liabilities and debt.

The company recorded a pre-tax charge in 1996 totaling $384 million ($233 million after taxes) to recognize the estimated value of its outstanding notes receivable from, and preferred stock investment in, Budget Rent a Car Corporation ("BRAC"). The initial provision taken in second quarter 1996 totaling $700 million ($437 million after taxes) resulted from conclusions reached in a study of Ford's rental car business strategy. In accordance with SFAS 114, the notes receivable provision reflected primarily the unsecured portion of financing provided to BRAC by Ford. The preferred stock write-down reflected recognition of the fair value of Ford's investment at the time. In fourth quarter 1996, the notes receivable provision was reduced by $316 million ($204 million after taxes), reflecting a strengthening of the rental car business, recent sales of rental car franchises, and increased investor interest that led to a reassessment of the value of notes receivable from BRAC to Ford. During 1997, Team Rental Group, Inc. ("Team Rental") acquired all of the outstanding common stock of BRAC; Ford became the owner of approximately 22% of Team Rental as a result of the partial repayment in Team Rental stock of Ford's loans to BRAC. In fourth quarter 1997, Ford sold its shares of Budget Group (formerly "Team Rental") stock. The gain on sale was not material.

The effect of the USL Capital disposition and BRAC write-down on the company's results from operations are summarized below (in millions):

                                                                          1996
                                                              -----------------------------
                                                              Income/(Loss)       Net
                                                              Before Taxes    Income/(Loss)
                                                              -------------   -------------
         Sale of USL Capital's assets                            $ 263          $  95
         Write-down for Budget Rent a Car Corporation             (384)          (233)
                                                                 -----          -----
              Total                                              $(121)         $(138)
                                                                 =====          =====

Sale of Common Stock of a Subsidiary
------------------------------------

During April 1997, The Hertz Corporation ("Hertz"), a subsidiary of Ford, completed an initial public offering ("IPO") of its common stock representing a 19.1% economic interest in Hertz. Ford recorded in second quarter 1997 a non-operating gain of $269 million resulting from the IPO; the gain was not subject to income taxes.

During May 1996, Associates First Capital Corporation ("The Associates"), a subsidiary of Ford, completed an IPO of its common stock representing a 19.3% economic interest in The Associates. Ford recorded in second quarter 1996 a non-operating gain of $650 million resulting from the IPO; the gain was not subject to income taxes.

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

-----------------------------------------------------

Dissolution of Autolatina Joint Venture
---------------------------------------

During fourth quarter 1995, the company's joint venture with Volkswagen AG in Brazil and Argentina (Autolatina) was dissolved. The dissolution resulted in a gain of $230 million, primarily from a one-time cash compensation payment to Ford. Prior to dissolution, the company held a 49% interest in Autolatina and accounted for it on an equity basis. Effective December 31, 1995, the assets and liabilities of the new entities in Brazil and Argentina were consolidated in the company's balance sheet; revenues and costs for 1996 were consolidated in the company's income statement. Automotive revenues and costs for 1995 exclude these entities; the company's income statement for 1995 included Ford's equity share in the results of the Autolatina joint venture.

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

Restructurings
--------------

The company recorded a pre-tax charge in second quarter 1997 totaling $272 million ($169 million after taxes) reflecting actions that will be completed during 1997 and 1998. These include primarily the discontinuation of passenger car production at the Lorain Assembly Plant resulting in a write-down of surplus assets. The charge also included employee termination costs related to the elimination of a shift at the Halewood (England) Plant, and a loss on the sale of the Heavy Truck business.

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

NOTE 16.  Cash Flows
--------------------

The reconciliation of net income to cash flows from operating activities is as follows (in millions):

                                                        1997                    1996                    1995
                                                ---------------------   ---------------------   ---------------------
                                                            Financial               Financial               Financial
                                                Automotive  Services    Automotive  Services    Automotive  Services
                                                ----------  ---------   ----------  ---------   ----------  ---------
Net income                                       $ 4,714    $ 2,206      $ 1,655    $ 2,791      $ 2,056    $ 2,083
Adjustments to reconcile net income
 to cash flows from operating activities:
  Depreciation and amortization                    5,938      7,645        5,916      6,875        5,219      6,500
  Losses/(earnings) of affiliated
   companies in excess of dividends
   remitted                                          127         (1)          44        (16)         191          7
  Provision for credit and
   insurance losses                                    -      3,230            -      2,564            -      1,818
  Foreign currency adjustments                       (27)         -          156          -          (64)         -
  Net (purchases)/sales of trading
   securities                                     (2,307)        67       (5,180)        62          672        239
  Provision for deferred income taxes                908       (102)          74        530           88        725
  Gain on sale of common stock of a
   subsidiary (Note 15)                                -       (269)           -       (650)           -          -
  Changes in assets and liabilities:
   (Increase)/decrease in accounts
    receivable and other current assets             (179)       256       (2,183)    (1,328)         129       (843)
   Decrease/(increase) in inventory                1,234          -          553          -          (46)         -
   Increase/(decrease) in accounts payable
    and accrued and other liabilities              3,854       (121)       5,447      1,303          730      1,461
  Other                                             (278)       739           94        550         (126)       332
                                                 -------    -------      -------    -------      -------    -------
Cash flows from operating activities             $13,984    $13,650      $ 6,576    $12,681      $ 8,849    $12,322
                                                 =======    =======      =======    =======      =======    =======

The company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits and government, agency and corporate obligations, to be cash equivalents. Automotive cash equivalents at December 31, 1997 and 1996 were $5.8 billion and $2.8 billion, respectively; Financial Services cash equivalents at December 31, 1997 and 1996 were $0.8 billion and $2.8 billion, respectively. Cash flows resulting from futures contracts, forward contracts and options that are accounted for as hedges of identifiable transactions are classified in the same category as the item being hedged. Purchases, sales and maturities of trading securities are included in cash flows from operating activities. Purchases, sales and maturities of available-for-sale and held-to-maturity securities are included in cash flows from investing activities.

Cash paid for interest and income taxes was as follows (in millions):

                                                         1997          1996        1995
                                                       -------       -------      ------
                           Interest                    $10,430       $10,250      $9,586
                           Income taxes                  1,301         1,285       1,425


NOTE 17.  Segment Information
-----------------------------

The company's major geographic areas are the United States and Europe. Other geographic areas (primarily Canada, Mexico, South America and Asia Pacific) individually are not material. Financial information segregated by major geographic area is as follows (in millions):


Automotive
----------                                                         1997             1996              1995
                                                                 --------         --------          --------
Sales to unaffiliated customers
   United States                                                 $ 81,313         $ 76,048          $ 73,870
   Europe                                                          24,424           27,006            26,132
   All other                                                       17,198           14,969            10,494
                                                                 --------         --------          --------
Total                                                            $122,935         $118,023          $110,496
                                                                 ========         ========          ========

Intercompany sales among geographic areas*
  United States                                                  $ 14,893         $ 11,232          $ 10,438
  Europe                                                            3,602            2,900             2,765
  All other                                                        15,500           14,812            12,060
                                                                 --------         --------          --------
    Total                                                        $ 33,995         $ 28,944          $ 25,263
                                                                 ========         ========          ========

Total sales
  United States                                                  $ 96,206         $ 87,280          $ 84,308
  Europe                                                           28,026           29,906            28,897
  All other                                                        32,698           29,781            22,554
  Elimination of intercompany sales                               (33,995)         (28,944)          (25,263)
                                                                 --------         --------          --------
    Total                                                        $122,935         $118,023          $110,496
                                                                 ========         ========          ========

Operating income/(loss)
  United States                                                  $  5,433         $  2,800          $  2,409
  Europe                                                              343             (497)               20
  All other                                                         1,170              213               852
                                                                 --------          -------          --------
    Total                                                        $  6,946         $  2,516          $  3,281
                                                                 ========         ========          ========

Net income/(loss)
  United States                                                  $  3,706         $  2,007          $  1,843
  Europe                                                              273             (291)              116
  All other                                                           735              (61)               97
                                                                 --------         --------          --------
    Total                                                        $  4,714         $  1,655          $  2,056
                                                                 ========         ========          ========

Assets at December 31
  United States                                                  $ 52,301         $ 48,064          $ 43,421
  Europe                                                           16,306           15,121            15,137
  All other                                                        16,472           16,473            14,214
                                                                 --------         --------          --------
     Total                                                       $ 85,079         $ 79,658          $ 72,772
                                                                 ========         ========          ========

Capital expenditures (facilities, machinery
 and equipment and tooling)
  United States                                                  $  4,494         $  4,493          $  5,296
  Europe                                                            2,411            1,905             1,892
  All other                                                         1,237            1,811             1,488
                                                                 --------         --------          --------
    Total                                                        $  8,142         $  8,209          $  8,676
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


Financial Services
------------------                                                 1997             1996              1995
                                                                 --------         --------          -------
Revenues
  United States                                                  $ 24,268         $ 22,839          $ 21,383
  Europe                                                            3,194            3,472             3,144
  All other                                                         3,230            2,657             2,114
                                                                 --------         --------          --------
    Total                                                        $ 30,692         $ 28,968          $ 26,641
                                                                 ========         ========          ========

Income before income taxes**
  United States                                                  $  2,837         $  3,363          $  2,822
  Europe                                                              506              454               493
  All other                                                           514              405               224
                                                                 --------         --------          --------
    Total                                                        $  3,857         $  4,222          $  3,539
                                                                 ========         ========          ========

- - - - -
** Financial Services activities do not report operating income; income before income taxes is representative of operating income

-----------------------------

Financial Services (continued)
------------------

                                                                   1997             1996              1995
                                                                 --------         --------          --------
Net income
  United States                                                  $  1,656         $  2,216          $  1,718
  Europe                                                              331              268               321
  All other                                                           219              307                44
                                                                 --------         --------          --------
    Total                                                        $  2,206         $  2,791          $  2,083
                                                                 ========         ========          ========

Assets at December 31
  United States                                                  $154,263         $144,494          $137,154
  Europe                                                           20,850           22,788            20,237
  All other                                                        18,905           15,927            13,120
                                                                 --------         --------          --------
    Total                                                        $194,018         $183,209          $170,511
                                                                 ========         ========          ========


NOTE 18.  Summary Quarterly Financial Data (Unaudited)
------------------------------------------------------
(in millions, except amounts per share)

                                                  1997                                         1996
                                 ----------------------------------------     ----------------------------------------
                                  First      Second     Third     Fourth       First     Second      Third     Fourth
                                 Quarter     Quarter   Quarter    Quarter     Quarter    Quarter    Quarter    Quarter
                                 -------     -------   -------    -------     -------    -------    -------    -------
Automotive
   Sales                         $30,037*   $32,805    $28,196    $31,897     $28,297*   $31,762*   $26,459    $31,505
   Operating income/(loss)         1,704      2,444        846      1,952         315      1,624         19        558

Financial Services
   Revenues                        7,277      7,460      7,900      8,055       6,928      7,211      7,501      7,328
   Income before income taxes        830      1,199        912        916         832        947      1,268      1,175

Total Company
   Net income                    $ 1,469    $ 2,530    $ 1,125    $ 1,796     $   653    $ 1,903    $   686    $ 1,204
Less:
  Preferred stock dividend
    requirements                      14         14         13         13          19         16         16         14
                                 -------    -------    -------    -------     -------    -------    -------    -------
   Income attributable
    to Common and
    Class B Stock                $ 1,455    $ 2,516    $ 1,112    $ 1,783     $   634    $ 1,887    $   670    $ 1,190
                                 =======    =======    =======    =======     =======    =======    =======    =======

AMOUNTS PER SHARE OF COMMON
 AND CLASS B STOCK AFTER
 PREFERRED STOCK DIVIDENDS**

   Basic income                  $  1.23    $  2.11    $  0.93    $  1.48     $  0.54    $  1.61    $  0.57    $  1.01

   Diluted income                   1.20       2.06       0.91       1.45        0.53       1.56       0.56       0.99

   Cash dividends                  0.385       0.42       0.42       0.42        0.35       0.35      0.385      0.385

- - - - -

 * Restated to reflect accounting adjustments to revenues (and costs) with no effect on operating or net income

** Amounts for prior periods have been restated, where applicable, to reflect adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share"

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Ford Motor Company

We have audited the consolidated balance sheet of Ford Motor Company and Subsidiaries at December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ford Motor Company and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.
400 Renaissance Center
Detroit, Michigan  48243
313-446-7100
January 26, 1998

                                                                                  Supplemental Schedule




                                                 Ford Motor Company

                                    CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                                    ---------------------------------------------
                                                    (in millions)



FORD CAPITAL B.V.
                                                            December 31,           December 31,
                                                                1997                   1996
                                                            ------------           ------------
Current assets                                                $2,046                  $1,660
Noncurrent assets                                              2,390                   3,491
                                                              ------                  ------
   Total assets                                               $4,436                  $5,151
                                                              ======                  ======

Current liabilities                                           $1,551                  $1,116
Noncurrent liabilities                                         2,433                   3,544
Minority interests in net
 assets of subsidiaries                                           14                      18
Stockholder's equity                                             438                     473
                                                              ------                  ------
   Total liabilities and
    stockholder's equity                                      $4,436                  $5,151
                                                              ======                  ======



                                                    1997                   1996                   1995
                                                 ----------             ----------             ----------
Sales and other revenue                            $2,527                 $2,760                 $2,623
Operating income                                       47                     73                    224
Income before income taxes                              4                     18                    166
Net (loss)/income                                     (21)                    (4)                   116




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

Exhibit 3-B          By-Laws of the Registrant as                        Filed with this Report.
                     amended through August 1, 1997.

Exhibit 4            Form of Deposit Agreement dated as of               Filed as Exhibit 4-E to the Registrant's
                     October 29, 1992 among Ford Motor                   Registration Statement No. 33-53092.*
                     Company, Chemical Bank, as Depositary,
                     and the holders from time to time of
                     Depositary Shares, each representing
                     1/2,000 of a share of the Registrant's
                     Series B Cumulative Preferred Stock.

Exhibit 10-A         Amended and Restated Profit                         Filed as Exhibit 10-A to the Registrant's
                     Maintenance  Agreement dated as of                  Annual Report on Form 10-K for the
                     July 1, 1993 between the Registrant                 year ended December 31, 1993.*
                     and Ford Credit.

Exhibit 10-B         Ford Motor Company 1985 Stock                       Filed as Exhibit 10-D to the Registrant's
                     Option Plan.**                                      Annual Report on Form 10-K for the
                                                                         year ended December 31, 1985.*

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

Exhibit 10-B-2       Amendment to 1985 Stock Option Plan,                Filed as Exhibit 4.C to Amendment No.
                     effective as of January 8, 1998.**                  1 to the Registrant's Registration
                                                                         Statement No. 33-9722.*

Exhibit 10-C         Ford Motor Company Supplemental                     Filed as Exhibit 10-H to the Registrant's
                     Compensation Plan as amended through                Annual Report on Form 10-K for the
                     May 8, 1986.**                                      year ended December 31, 1986.*

Exhibit 10-C-1       Amendment to Supplemental                           Filed as Exhibit 10-F-1 to the
                     Compensation Plan, dated May 12, 1988.**            Registrant's Annual Report on Form
                                                                         10-K for the year ended Decmeber 31, 1988.*

Exhibit 10-C-2       Amendment to Supplemental                           Filed as Exhibit 10-D-2 to the
                     Compensation Plan, dated                            Registrant's  Annual Report on Form
                     July 8, 1992.**                                     10-K for the year ended December 31,
                                                                         1992.*



Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------

Exhibit 10-C-2A      Amendment to Supplemental                           Filed as Exhibit 10-C-2A to the
                     Compensation Plan, effective as of                  Registrant's Annual Report on Form
                     March 9, 1994.**                                    10-K for the year ended December 31,
                                                                         1996.*

Exhibit 10-C-3       Amendment to Supplemental                           Filed as Exhibit 10.1 to the Registrant's
                     Compensation Plan, effective as of                  Quarterly Report on Form 10-Q for the
                     March 8, 1995.**                                    quarter ended March 31, 1995.*

Exhibit 10-C-4       Amendment to Supplemental                           Filed as Exhibit 10.1 to the Registrant's
                     Compensation Plan, effective as of                  Quarterly Report on Form 10-Q for the
                     July 13, 1995.**                                    quarter ended June 30, 1995.*

Exhibit 10-C-5       Amendment to Supplemental                           Filed as Exhibit 10-C-5 to the
                     Compensation Plan, effective as of                  Registrant's Annual Report on Form
                     January 10, 1996.**                                 10-K for the year ended December 31,
                                                                         1995.*

Exhibit 10-C-6       Amendments to Supplemental                          Filed with this Report.
                     Compensation Plan, effective as of
                     October 1, 1997.**

Exhibit 10-C-7       Amendment to Supplemental                           Filed with this Report.
                     Compensation Plan, effective as of
                     December 22, 1997.**

Exhibit 10-C-8       Amendment to Supplemental                           Filed with this Report.
                     Compensation Plan, effective as of
                     May 14, 1998 (subject to
                     shareholder approval).**

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

                            EXHIBIT INDEX (Continued)


Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------
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

Exhibit 10-G-2        Amendment to Deferred Compensation Plan             Filed as Exhibit 10-G-2 to the
                      for Non-Employee Directors, effective as of         Registrant's Annual Report on Form
                      November 14, 1996.**                                10-K for the year ended December 31,
                                                                          1996.*

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

Exhibit 10-J          Ford Motor Company 1986 Long-Term                   Filed as Exhibit 10-Q to the Registrant's
                      Incentive Plan.**                                   Annual Report on Form 10-K for the
                                                                          year ended December 31, 1985.*

Exhibit 10-J-1        Amendment dated as of June 1, 1990 to               Filed as Exhibit 10-N-1 to the
                      1986 Long-Term Incentive Plan. **                   Registrant's Annual Report on Form 10-K
                                                                          for the year ended December 31, 1990.*

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

Exhibit 10-M          Ford Motor Company 1990 Long-Term                   Filed as Exhibit 10-R to the Registrant's
                      Incentive Plan, amended as of June 1,               Annual Report on Form 10-K for the
                      1990.**                                             year ended December 31, 1990.*


                            EXHIBIT INDEX (Continued)

Designation                        Description                                       Method of Filing
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

Exhibit 10-M-3       Amendment to 1990 Long-Term                         Filed with this Report.
                     Incentive Plan, effective as of
                     October 1, 1997.**

Exhibit 10-M-4       Amendment to 1990 Long-Term                         Filed with this Report
                     Incentive Plan, effective as of
                     January 1, 1998 (subject to
                     shareholder approval).**

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

Exhibit 10-S         Select Retirement Plan                              Filed as Exhibit 10-S to the Registrant's
                     adopted on June 9, 1994.**                          Annual Report on Form 10-K for the
                                                                         year ended December 31, 1996.*

Exhibit 10-T         Ford Motor Company Deferred                         Filed as Exhibit 10.2 to the Registrant's
                     Compensation Plan, effective as of                  Quarterly Report on Form 10-Q for the
                     July 13, 1995.**                                    quarter ended June 30, 1995.*


                           EXHIBIT INDEX (Continued)

Designation                     Description                                        Method of Filing
-----------                     -----------                                        ----------------
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

Exhibit 10-T-3       Amendment to Deferred Compensation                  Filed as Exhibit 4.4 to the
                     Plan, effective as of October 1, 1997.**            Registrant's Registration
                                                                         Statement No. 333-47733.*

Exhibit 10-T-4       Amendments to Deferred Compensation                 Filed as Exhibit 4.5 to the
                     Plan, effective as of January 1, 1998               Registrant's Registration
                     (subject to shareholder approval).**                Statement No. 333-47733.*

Exhibit 10-U         Description of Amendments to Supplemental           Filed as Exhibit 10-U to the Registrant's
                     Executive Retirement Plan and Executive             Annual Report on Form 10-K for the
                     Separation Allowance Plan, adopted                  year ended December 31, 1995.*
                     January 25, 1996.**

Exhibit 10-U-2       Description of Amendment to Supplemental            Filed as Exhibit 10-U-2 to the
                     Executive Retirement Plan and Executive             Registrant's Annual Report on
                     Separation Allowance Plan, effective as of          Form 10-K for the year
                     ended July 1, 1996.**                               December 31, 1996.*

Exhibit 10-V         Ford Motor Company Annual Incentive                 Filed with this Report.
                     Compensation Plan, effective as of
                     January 1, 1998 (subject to shareholder
                     approval).**

Exhibit 10-W         Ford Motor Company 1998 Long-Term                   Filed with this Report.
                     Incentive Plan, effective as of
                     January 1, 1998 (subject to shareholder
                     approval).**

Exhibit 12           Computation of Ratio of Earnings to                 Filed with this Report.
                     Combined Fixed Charges and Preferred
                     Stock Dividends.

Exhibit 21           List of Subsidiaries of the Registrant              Filed with this Report.
                     as of March 15, 1998.

Exhibit 23           Consent of Independent Certified Public             Filed with this Report.
                     Accountants.

Exhibit 24           Powers of Attorney.                                 Filed with this Report.

--------------------------
*  Incorporated by reference as an exhibit hereto (file number reference 1-3950, unless otherwise indicated)
** Management contract or compensatory plan or arrangement