Form 10-Q
period 1998-03-31
FORD MOTOR CO
filed 1998-05-12
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q






(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
----  EXCHANGE ACT OF 1934
      For the quarterly period ended        March 31, 1998        OR
                                     --------------------------------

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
                                                             -----------------


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| . No .

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1998, the Registrant had outstanding 1,142,136,738 shares of Common Stock and 70,852,076 shares of Class B Stock.



              Exhibit index located on sequential page number 17



                                                Ford Motor Company and Subsidiaries

                                                            HIGHLIGHTS
                                                            ----------



                                                                                          First Quarter
                                                                                  ----------------------------
                                                                                      1998            1997
                                                                                  ------------    ------------
                                                                                           (unaudited)
     Worldwide vehicle unit sales of cars and trucks
      (in thousands)
     - North America                                                                  1,059           1,066
     - Outside North America                                                            662             615
                                                                                      -----           -----
         Total                                                                        1,721           1,681
                                                                                      =====           =====

     Sales and revenues (in millions)
     - Automotive                                                                 $  29,076       $  30,037
     - Financial Services                                                             7,508           7,277
                                                                                  ---------       ---------
         Total                                                                    $  36,584       $  37,314
                                                                                  =========       =========

     Net income (in millions)
     - Automotive                                                                 $   1,235       $   1,004
     - Financial Services (including income of
       The Associates through March 12, 1998)                                           456             465
                                                                                  ---------       ---------
         Subtotal                                                                     1,691           1,469
     - Gain on spin-off of The Associates                                            15,955               -
                                                                                  ---------       ---------
         Total                                                                    $  17,646       $   1,469
                                                                                  =========       =========

     Capital expenditures (in millions)
     - Automotive                                                                 $   2,101       $   1,613
     - Financial Services                                                                98             126
                                                                                  ---------       ---------
         Total                                                                    $   2,199       $   1,739
                                                                                  =========       =========

     Automotive capital expenditures as a percentage
      of sales                                                                          7.2%            5.4%

     Stockholders' equity at March 31
     - Total (in millions)                                                        $  21,497       $  27,252
     - After-tax return on Common and Class B
       stockholders' equity                                                            24.8%           22.1%

     Automotive net cash at March 31
      (in millions)
     - Cash and marketable securities                                             $  21,277       $  15,967
     - Debt                                                                           8,178           8,202
                                                                                  ---------       ---------
         Automotive net cash                                                      $  13,099       $   7,765
                                                                                  =========       =========

     After-tax return on sales
     - North American Automotive                                                        5.0%            4.9%
     - Total Automotive                                                                 4.3%            3.4%

     Shares of Common and Class B Stock (in millions)
     - Average number outstanding                                                     1,210           1,190
     - Number outstanding at March 31                                                 1,213           1,191

     Common Stock price (per share)
      (adjusted to reflect The Associates spin-off)
     - High                                                                       $43-7/8         $23-3/8
     - Low                                                                         28-15/32        20-35/64

     AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK
      AFTER PREFERRED STOCK DIVIDENDS

     Income assuming dilution
     - Automotive                                                                 $    0.99       $    0.82
     - Financial Services (including income of
       The Associates through March 12, 1998)                                          0.37            0.38
                                                                                  ---------       ---------
         Subtotal                                                                      1.36            1.20
     - Premium on Series B Preferred Stock repurchase                                 (0.07)              -
     - Gain on spin-off of The Associates                                             12.94               -
                                                                                  ---------       ---------
         Total                                                                    $   14.23       $    1.20
                                                                                  =========       =========

     Cash dividends                                                               $    0.42       $   0.385



                                            Ford Motor Company and Subsidiaries

                                                     VEHICLE UNIT SALES
                                                     ------------------

                                       For the Periods Ended March 31, 1998 and 1997
                                                       (in thousands)



                                                                                            First Quarter
                                                                                       ---------------------
                                                                                         1998         1997
                                                                                       ---------    --------
                                                                                            (unaudited)

           North America
           United States
            Cars                                                                         391          367
            Trucks                                                                       564          612
                                                                                       -----        -----
             Total United States                                                         955          979

           Canada                                                                         76           69
           Mexico                                                                         28           18
                                                                                       -----        -----

             Total North America                                                       1,059        1,066

           Europe
           Britain                                                                       142           98
           Germany                                                                       106          115
           Italy                                                                          70           64
           France                                                                         39           36
           Spain                                                                          37           46
           Other countries                                                               100           97
                                                                                       -----        -----

             Total Europe                                                                494          456

           Other international
           Brazil                                                                         42           41*
           Argentina                                                                      30           29*
           Australia                                                                      30           30
           Taiwan                                                                         29           25
           Japan                                                                           8           10
           Other countries                                                                29           24
                                                                                       -----        -----

             Total other international                                                   168          159
                                                                                       -----        -----

           Total worldwide vehicle unit sales                                          1,721        1,681
                                                                                       =====        =====



          Vehicle unit sales generally are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers

         *Adjusted to reflect change in reporting practice



                                               Part I. Financial Information
                                               -----------------------------
Item 1.  Financial Statements
-------  --------------------
                                            Ford Motor Company and Subsidiaries
                                              CONSOLIDATED STATEMENT OF INCOME
                                              --------------------------------
                                       For the Periods Ended March 31, 1998 and 1997
                                                       (in millions)

                                                                                              First Quarter
                                                                                        -------------------------
                                                                                           1998           1997
                                                                                        -----------    ----------
                                                                                              (unaudited)
     AUTOMOTIVE
     Sales                                                                              $29,076        $30,037

     Costs and expenses (Note 2)
     Costs of sales                                                                      25,584         26,795
     Selling, administrative and other expenses                                           1,686          1,538
                                                                                        --------       -------
       Total costs and expenses                                                          27,270         28,333

     Operating income                                                                     1,806          1,704

     Interest income                                                                        322            249
     Interest expense                                                                       199            194
                                                                                        --------       -------
       Net interest income                                                                  123             55
     Equity in net loss of affiliated companies                                             (10)          (144)
     Net expense from transactions with
      Financial Services                                                                    (48)           (19)
                                                                                        -------        -------

     Income before income taxes - Automotive                                              1,871          1,596

     FINANCIAL SERVICES
     Revenues                                                                             7,508          7,277

     Costs and expenses
     Interest expense                                                                     2,370          2,356
     Depreciation                                                                         2,037          1,765
     Operating and other expenses                                                         1,583          1,500
     Provision for credit and insurance losses                                              708            845
                                                                                        -------        -------
       Total costs and expenses                                                           6,698          6,466
     Net revenue from transactions with Automotive                                           48             19
     Gain on spin-off of The Associates (Note 3)                                         15,955              -
                                                                                        -------        -------

     Income before income taxes - Financial Services                                     16,813            830
                                                                                        -------        -------

     TOTAL COMPANY
     Income before income taxes                                                          18,684          2,426
     Provision for income taxes                                                             972            898
                                                                                        -------        -------
     Income before minority interests                                                    17,712          1,528
     Minority interests in net income of subsidiaries                                        66             59
                                                                                        -------        -------
     Net income                                                                         $17,646        $ 1,469
                                                                                        =======        =======

     Income attributable to Common and Class B Stock
      after preferred stock dividends                                                   $17,551        $ 1,455

     Average number of shares of Common and Class B
      Stock outstanding                                                                   1,210          1,190

     AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

     Basic income (Note 4)                                                              $ 14.48        $  1.23

     Diluted income (Note 4)                                                            $ 14.23        $  1.20

     Cash dividends                                                                     $  0.42        $ 0.385

    The accompanying notes are part of the financial statements.


                                            Ford Motor Company and Subsidiaries

                                                 CONSOLIDATED BALANCE SHEET
                                                 --------------------------
                                                       (in millions)

                                                                                             March 31,       December 31,
                                                                                               1998              1997
                                                                                         ----------------   --------------
                                                                                           (unaudited)
ASSETS
Automotive
Cash and cash equivalents                                                                 $  6,804           $  6,316
Marketable securities                                                                       14,473             14,519
                                                                                          --------           --------
   Total cash and marketable securities                                                     21,277             20,835

Receivables                                                                                  2,993              3,097
Inventories (Note 5)                                                                         6,340              5,468
Deferred income taxes                                                                        3,174              3,249
Other current assets                                                                         3,703              3,782
Net current receivable from Financial Services                                                   0                416
                                                                                          --------           --------
   Total current assets                                                                     37,487             36,847

Equity in net assets of affiliated companies                                                 1,874              1,951
Net property                                                                                35,438             34,594
Deferred income taxes                                                                        3,643              3,712
Other assets                                                                                 7,062              7,975
                                                                                          --------           --------
   Total Automotive assets                                                                  85,504             85,079

Financial Services
Cash and cash equivalents                                                                    1,424              1,618
Investments in securities                                                                    1,117              2,207
Net receivables and lease investments                                                      124,062            176,416
Other assets                                                                                11,128             13,777
Net receivable from Automotive                                                                   3                  0
                                                                                          --------           --------
   Total Financial Services assets                                                         137,734            194,018
                                                                                          --------           --------

   Total assets                                                                           $223,238           $279,097
                                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                            $ 11,850           $ 11,997
Other payables (Note 3)                                                                      5,428              2,557
Accrued liabilities                                                                         17,539             16,250
Income taxes payable                                                                         1,366              1,358
Debt payable within one year                                                                   801              1,129
Net current payable to Financial Services                                                        3                  0
                                                                                          --------           --------
   Total current liabilities                                                                36,987             33,291

Long-term debt                                                                               7,377              7,047
Other liabilities                                                                           28,663             28,899
Deferred income taxes                                                                        1,203              1,210
                                                                                          --------           --------
   Total Automotive liabilities                                                             74,230             70,447

Financial Services
Payables                                                                                     3,975              4,539
Debt                                                                                       113,375            160,071
Deferred income taxes                                                                        4,430              4,347
Other liabilities and deferred income                                                        5,053              7,865
Net payable to Automotive                                                                        0                416
                                                                                          --------           --------
   Total Financial Services liabilities                                                    126,833            177,238

Company-obligated mandatorily redeemable preferred securities of a subsidiary
 trust holding solely junior subordinated debentures of the Company (Note 6)                   678                678

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate liquidation preference
  of $177 million and $637 million)                                                              *                  *
 Common Stock, par value $1.00 per share (1,144 and 1,132 million shares issued)             1,144              1,132
 Class B Stock, par value $1.00 per share (71 million shares issued)                            71                 71
Capital in excess of par value of stock                                                      5,225              5,564
Accumulated other comprehensive income                                                      (1,416)            (1,228)
ESOP loan and other                                                                           (346)               (39)
Earnings retained for use in business                                                       16,819             25,234
                                                                                          --------           --------
   Total stockholders' equity                                                               21,497             30,734
                                                                                          --------           --------

   Total liabilities and stockholders' equity                                             $223,238           $279,097
                                                                                          ========           ========


The accompanying notes are part of the financial statements.

- - - -
*Less than $1 million



                                            Ford Motor Company and Subsidiaries

                                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       ----------------------------------------------

                                       For the Periods Ended March 31, 1998 and 1997
                                                       (in millions)


                                                                          First Quarter 1998             First Quarter 1997
                                                                      ----------------------------   ---------------------------
                                                                                       Financial                      Financial
                                                                       Automotive      Services       Automotive      Services
                                                                      -------------   ------------   -------------   -----------
                                                                              (unaudited)                   (unaudited)

Cash and cash equivalents at January 1                                 $ 6,316        $  1,618        $ 3,578         $ 3,689

Cash flows from operating activities before securities trading           3,138           4,463          3,161           2,342
Net sales/(purchases) of trading securities                                108            (113)          (832)             37
                                                                       -------        --------        -------         -------
   Net cash flows from operating activities                              3,246           4,350          2,329           2,379

Cash flows from investing activities
 Capital expenditures                                                   (2,101)            (98)        (1,613)           (126)
 Purchase of leased assets                                                (110)              -              -               -
 Acquisitions of receivables and lease investments                           -         (27,772)             -         (26,481)
 Collections of receivables and lease investments                            -          19,289              -          21,192
 Net acquisitions of daily rental vehicles                                   -            (611)             -            (528)
 Purchases of securities                                                  (123)           (569)             0          (1,054)
 Sales and maturities of securities                                         62             491              0             793
 Proceeds from sales of receivables and lease investments                    -           2,368              -             807
 Net investing activity with Financial Services                            403               -            364               -
 Other                                                                     269            (661)            78             151
                                                                       -------        --------        -------         -------
   Net cash used in investing activities                                (1,600)         (7,563)        (1,171)         (5,246)

Cash flows from financing activities
 Cash dividends                                                           (519)             (1)          (472)             (7)
 Issuance of Common Stock                                                   93               -             23               -
 Preferred stock - Series B repurchase, Series A redemption               (420)              -              -               -
 Changes in short-term debt                                                 76           1,882           (101)          1,033
 Proceeds from issuance of other debt                                      337           7,996            210           3,842
 Principal payments on other debt                                         (812)         (5,650)           (64)         (3,839)
 Net financing activity with Automotive                                      -            (403)             -            (364)
 Spin-off of The Associates cash                                             -            (508)             -               -
 Other                                                                    (323)             53              0             106
                                                                       -------        ---------       -------         -------
   Net cash (used in)/provided by financing activities                  (1,568)          3,369           (404)            771

Effect of exchange rate changes on cash                                     (9)             69            (35)            (92)
Net transactions with Automotive/Financial Services                        419            (419)          (998)            998
                                                                       -------        -------- -      -------         -------

   Net increase/(decrease) in cash and cash equivalents                    488            (194)          (279)         (1,190)
                                                                       --------       --------        -------         -------

Cash and cash equivalents at March 31                                  $ 6,804        $  1,424        $ 3,299         $ 2,499
                                                                       =======        ========        =======         =======



The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)


1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K (the "10-K Report") for the year ended December 31, 1997. For purposes hereof, "Ford" or the "Company" means Ford Motor Company and its majority owned subsidiaries unless the context requires otherwise. Certain amounts for prior periods are reclassified, if required, to conform with 1998 presentations.

2. Selected Automotive costs and expenses are summarized as follows (in millions):


                                                                          First Quarter
                                                                       --------------------
                                                                         1998        1997
                                                                       --------    --------
       Depreciation                                                     $680        $683
       Amortization                                                      718         787

3. Spin-off of The Associates - On March 2, 1998, the Board of Directors of the Company approved the spin-off of The Associates by declaring a dividend on Ford's outstanding shares of Common and Class B Stock consisting of Ford's 80.7% interest (279.5 millions shares) in The Associates. The Board of Directors also declared a dividend in cash on shares of Company stock held in U.S. employee savings plans equal to the market value of The Associates stock to be distributed per share of the Company's Common and Class B Stock. Both the spin-off dividend and the cash dividend were paid on April 7, 1998 to stockholders of record on March 12, 1998.

     Holders of Ford Common and Class B Stock on the record date received
     0.262085 shares of The Associates common stock for each share of Ford stock, and participants in U.S. employee savings plans on the record date received $22.12 in cash per share of Ford stock, based on the volume-weighted average price of The Associates stock of $84.3849 per share on April 7, 1998. The total value of the distribution (including the $3.2 billion cash dividend) was $26.8 billion or $22.12 per share of Ford stock.

     As a result of the spin-off of The Associates, Ford realized a gain of $15,955 million based on the fair value of The Associates as of the record date, March 12, 1998, in first quarter 1998. Ford has received a ruling from the U.S. Internal Revenue Service that the distribution qualifies as a tax-free transaction for U.S. federal income tax purposes.

     The Company's results in first quarter 1998 include Ford's share of The Associates earnings through the record date, March 12 ($177 million). The balance sheet at March 31, 1998 no longer includes The Associates. Other payables includes a $3.2 billion dividend payable generated by the cash dividend to participants in U.S. employee savings plans.

4. Income Per Share of Common and Class B Stock - Basic income per share of Common and Class B Stock is calculated by dividing the income attributable to Common and Class B Stock by the average number of shares of Common and Class B Stock outstanding during the applicable period, adjusted for issuable shares and uncommitted ESOP shares.

     The company had Series A Preferred Stock convertible to Common Stock until January 9, 1998. Other obligations, such as stock options, are considered to be dilutive potential common stock. The calculation of diluted income per share of Common and Class B Stock takes into account the effect of dilutive potential common stock.

     Income per share of Common and Class B Stock was as follows (in millions, except per share amounts):

                                                         First Quarter 1998         First Quarter 1997
                                                       -----------------------     ----------------------
                                                         Income       Shares         Income      Shares
                                                       -----------  ----------     ----------  ----------

      Net income                                       $17,646        1,210         $1,469       1,190
      Preferred stock dividend requirements                (95)           -            (14)          -
      Issuable and uncommitted ESOP shares                   -            2              -          (3)
                                                       -------        -----         ------       -----
      Basic income and shares                          $17,551        1,212         $1,455       1,187

      Basic income per share                           $ 14.48                      $ 1.23
      ----------------------

      Basic income and shares                          $17,551        1,212         $1,455       1,187
      Net dilutive effect of options                         -           20              -          14
      Convertible preferred stock and other                  0            1              4          12
                                                       -------        -----         ------       -----
      Diluted income and shares                        $17,551        1,233         $1,459       1,213

      Diluted income per share                         $ 14.23                      $ 1.20
      ------------------------


                                                                       -7-


                                          Ford Motor Company and Subsidiaries

                                              NOTES TO FINANCIAL STATEMENTS
                                              -----------------------------

                                                       (unaudited)


5. Automotive inventories are summarized as follows (in millions):

                                                                         March 31,         December 31,
                                                                           1998                1997
                                                                      -------------       -------------
     Raw materials, work in process and supplies                         $3,357              $2,875
     Finished products                                                    2,983               2,593
                                                                         ------              ------
        Total inventories                                                $6,340              $5,468
                                                                         ======              ======

     U.S. inventories                                                    $2,617              $1,993


6. Company-Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust - The sole asset of Ford Motor Company Capital Trust I (the "Trust"), which is the obligor on the Preferred Securities of such Trust, is $632 million principal amount of 9% Junior Subordinated Debentures due 2025 of Ford Motor Company.

7. Changes in stockholders' equity for the three months ended March 31, 1998 were as follows (in millions):


                                                                 Earnings                                                Capital
                                                                 Retained        Accum.                                 in Excess
                                                                 for Use         Other                                   of Par
                                                                  in the         Compr.                     Capital     Value of
                                                   Total         Business        Income         Other        Stock        Stock
                                               -------------- --------------- -------------  ------------ ------------ ------------


Balance at January 1                             $ 30,734        $ 25,234       $(1,228)        $ (39)       $1,203      $5,564

Comprehensive income
  Net income                                       17,646          17,646
  Other comprehensive income                         (188)                         (188)
                                                 --------
  Total comprehensive income                       17,458


Common stock issued for Series A Preferred
  Stock conversion, employee benefit plans
  and other                                            93                                                        12          81
Associates spin-off to Ford Common
 stockholders                                     (22,298)        (22,298)
Associates spin-off cash distribution to
 savings plans                                     (3,242)         (3,242)
Preferred stock - Series B repurchase and
 Series A redemption                                 (420)                                                                 (420)
ESOP loan and other                                  (309)             (2)                       (307)
Quarterly cash dividends                             (519)           (519)
                                                 --------        --------       -------         -----        ------      ------
Balance at March 31                              $ 21,497        $ 16,819       $(1,416)        $(346)       $1,215      $5,225
                                                 ========        ========       =======         =====        ======      ======

[Coopers & Lybrand L.L.P. letterhead]



                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Ford Motor Company


We have reviewed the consolidated balance sheet of Ford Motor Company and Subsidiaries at March 31, 1998 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in the Ford Motor Company Quarterly Report on Form 10-Q for the quarter ended March 31, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1998, we expressed an unqualified opinion on those consolidated financial statements.




/s/ COOPERS & LYBRAND L.L.P.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
April 15, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

OVERVIEW

The company's worldwide operating earnings were $1,691 million in first quarter 1998, or $1.36 per diluted share of Common and Class B Stock in first quarter 1998, compared with $1,469 million, or $1.20 per diluted share in first quarter 1997.

These operating results exclude a one-time gain of $15,955 million, or $12.94 per diluted share, resulting from the spin-off of The Associates (discussed below), and a one-time earnings per share reduction of $0.07 per share resulting from the premium paid to repurchase the company's Series B Cumulative Preferred Stock. Including both one-time factors, the company's reported first quarter earnings were $17,646 million, or $14.23 per diluted share. The company's results in first quarter 1998 include Ford's share of The Associates' earnings through March 12, the record date for the spin-off of The Associates.

The company's worldwide sales and revenues were $36.6 billion in first quarter 1998, down $730 million from first quarter 1997. Vehicle unit sales of cars and trucks were 1,721,000, up 40,000 units or 2% from a year ago. Stockholders' equity was $21.5 billion at March 31, 1998, compared with $30.7 billion at December 31, 1997. The reduction in stockholders' equity reflects primarily The Associates spin-off.


RESULTS OF OPERATIONS

The company's net income for worldwide Automotive operations in first quarter 1998 and 1997 was as follows (in millions):

                                                               First Quarter           1998
                                                           ---------------------       O/(U)
                                                             1998         1997         1997
                                                           --------     --------      -------
         North America Automotive                           $1,010       $1,020         $(10)

         Automotive Outside North America
         - Europe                                              230          105          125
         - South America                                       (45)         (47)           2
         - Other                                                40          (74)         114
                                                            ------       ------         ----
          Total Automotive Outside North America               225          (16)         241
                                                            ------       ------         ----
              Total Automotive                              $1,235       $1,004         $231
                                                            ======       ======         ====


The company's net income for worldwide Financial Services operations in first quarter 1998 and 1997 was as follows (in millions):


                                                               First Quarter           1998
                                                           ---------------------       O/(U)
                                                             1998         1997         1997
                                                           --------     --------     --------
         Ford Credit                                       $   278       $  276      $     2
         The Associates                                        220*         238          (18)
         Hertz                                                  35           20           15
         Minority Interests, Eliminations and Other            (77)         (69)          (8)
                                                           -------       ------      -------
           Financial Services (excluding the gain
            on The Associates spin-off)                        456          465           (9)
         Gain on Spin-Off of The Associates                 15,955            -       15,955
                                                           -------       ------      -------
              Total Financial Services                     $16,411       $  465      $15,946
                                                           =======       ======      =======

         Memo:  Ford's share of earnings in
         The Associates                                   $    177*      $  192          (15)
         Hertz                                                  29           20            9
         - - - - -
         * Through March 12, 1998

                                                                 -10-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997

Automotive Operations
---------------------

Ford's worldwide Automotive operations earned $1,235 million in first quarter 1998 on sales of $29.1 billion, compared with earnings of $1,004 million on sales of $30 billion in first quarter 1997. Increased earnings in first quarter 1998 compared with first quarter 1997 reflect primarily continued cost reductions, the effects of improved product mix, and higher volumes outside North America. Adjusted for constant volume and mix, total automotive costs were down $400 million compared with first quarter a year ago.

Earnings for Automotive operations in North America were $1,010 million in first quarter 1998, down $10 million compared with first quarter a year ago. Cost reductions in North America were offset by higher marketing costs. The after-tax return on sales was 5%, up 1/10 of a point from first quarter 1997.

The U.S. economy continued on a path of strong growth, low unemployment, and moderate inflation in first quarter 1998. The seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.3 million units in first quarter 1998, down from 15.9 million units in first quarter 1997. The company expects car and truck industry sales for full-year 1998 to be slightly lower than the
15.5 million units in 1997. Ford's combined U.S. car and truck share was 24.5%, down 6/10 of a point from first quarter a year ago.

Automotive operations in Europe earned $230 million in first quarter 1998, up $125 million compared with first quarter a year ago. The improvement reflected primarily higher volumes and lower operating costs, offset partially by increased marketing costs.

The seasonally-adjusted annual selling rate for the European car and truck industry was 15.5 million units in first quarter 1998, compared with 14.3 million units in first quarter 1997. European car and truck industry sales in full-year 1998 are expected to be about equal to or slightly higher than the 15 million units in 1997. Ford's combined European car and truck share was 11.5% in first quarter 1998, unchanged from first quarter a year ago.

Automotive operations in South America lost $45 million in first quarter 1998, compared with a loss of $47 million in first quarter a year ago. In first quarter 1998, the seasonally-adjusted annual selling rate for the Brazilian car and truck industry totaled 1.6 million units, compared with 1.8 million units in first quarter a year ago. For full-year 1998, the company expects the car and truck industry in Brazil to be lower than the 1.9 million units in 1997. Ford's combined car and truck share in Brazil was 13.7% in first quarter 1998, up 2.7 points from first quarter 1997.

Financial Services Operations
-----------------------------

Operating results for Financial Services operations in first quarter 1998 were $456 million, down $9 million compared with first quarter a year ago. Including the gain on the spin-off of The Associates in first quarter 1998, results were $16,411 million, up $15,946 million from first quarter 1997. Excluding Ford's share of The Associates operating income in first quarter 1998 ($177 million through March 12) and the gain on the spin-off, operating results were $279 million, compared with $273 million in first quarter 1997 on a comparable basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------

Earnings at Ford Credit in first quarter 1998 were $278 million, up $2 million compared with first quarter a year ago. The increase reflects primarily a smaller increase in credit loss reserve requirements and higher levels of earning assets compared with a year ago; lower net financing margins, higher credit losses, and higher operating costs were partial offsets. Net financing margins decreased in first quarter 1998 compared with first quarter a year ago, reflecting primarily higher depreciation expense for leased vehicles, offset partially by lower borrowing costs. Higher depreciation expense for leased vehicles reflects primarily lower-than-anticipated residual values on leased vehicles, and is expected to adversely affect Ford Credit's earnings for the remainder of 1998. As a result, based on the present outlook, the goal of 10 percent or greater earnings growth for Ford Credit in 1998 will be very difficult to achieve.

Earnings at Hertz in first quarter 1998 were a record $35 million (of which $29 million was Ford's share), up $15 million from the same period a year ago. The increase reflects primarily higher revenues in U.S. car rental operations.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Operations
---------------------

Automotive cash and marketable securities were $21.3 billion at March 31, 1998, up $442 million from December 31, 1997. The company paid $519 million in cash dividends on its Common Stock, Class B Stock and Preferred Stock during first quarter 1998. As described below, in connection with The Associates spin-off, a $3.2 billion cash dividend on shares of Ford stock held in U.S. employee savings plans was paid on April 7, 1998.

Automotive capital expenditures totaled $2.1 billion in first quarter 1998, up $488 million from first quarter 1997. Capital expenditures were 7.2% of sales in first quarter 1998, up 1.8 points from first quarter 1997.

Automotive debt at March 31, 1998 totaled $8.2 billion, which was 28% of total capitalization (stockholders' equity and Automotive debt), compared with $8.1 billion, or 21% of total capitalization at December 31, 1997. The increase in the ratio in 1998 reflects the reduction in stockholders' equity resulting from The Associates spin-off.

For a discussion of support facilities available to the company's Automotive and Financial Services operations, see Note 9 of the company's Notes to Financial Statements for the year ended December 31, 1997, which are included in the company's Annual Report on Form 10-K for such year.

Financial Services Operations
-----------------------------

The company's balance sheet at March 31, 1998 does not include The Associates, which explains primarily the declines discussed below.

Financial Services cash and investments in securities totaled $2.5 billion at March 31, 1998, down $1.3 billion from December 31, 1997.

Net receivables and lease investments were $124.1 billion at March 31, 1998, down $52.3 billion from December 31, 1997.

Total debt was $113.4 billion at March 31, 1998, down $46.7 billion from December 31, 1997.

Outstanding commercial paper at March 31, 1998 totaled $42.3 billion at Ford Credit, and $1.5 billion at Hertz, with an average remaining maturity of 22 days and 42 days, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------

SPIN-OFF OF THE ASSOCIATES

On March 2, 1998, the Board of Directors of the company approved the spin-off of The Associates by declaring a dividend on Ford's outstanding shares of Common and Class B Stock consisting of Ford's 80.7% interest (279.5 millions shares) in The Associates. The Board of Directors also declared a dividend in cash on shares of company stock held in U.S. employee savings plans equal to the market value of The Associates stock to be distributed per share of the company's Common and Class B Stock. Both the stock dividend and the cash dividend were paid on April 7, 1998 to stockholders of record on March 12, 1998.

Holders of Ford Common and Class B Stock on the record date received 0.262085 shares of The Associates common stock for each share of Ford stock, and participants in U.S. employee savings plans who held Ford stock in such plans on the record date received $22.12 in cash per share of Ford stock, which amount was based on the volume-weighted average price of The Associates stock of $84.3849 per share on the New York Stock Exchange on April 7, 1998. The total value of the distribution (including the $3.2 billion cash dividend) was $26.8 billion or $22.12 per share of Ford stock.

As a result of the spin-off of The Associates, Ford realized a gain of $15,955 million based on the fair value of The Associates as of the record date, March 12, 1998. Ford has received a ruling from the U.S. Internal Revenue Service that the distribution qualifies as a tax-free transaction for U.S. federal income tax purposes.

The company's results in first quarter 1998 include Ford's share of The Associates earnings through the record date, March 12 ($177 million). The balance sheet at March 31, 1998 does not include The Associates, but it includes in "Other payables" a $3.2 billion dividend payable generated by the cash dividend to participants in U.S. employee savings plans.


NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," effective for 1998, establishes standards for reporting information about operating segments in annual financial statements and, beginning in 1999, requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Ford will adopt SFAS 131 for its financial statements for the year ending December 31, 1998. Management is evaluating the impact, if any, the Statement will have on the company's present segment reporting.

Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued by the Financial Accounting Standards Board in February 1998. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This Statement standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets, and eliminates certain disclosures. Restatement of disclosures for earlier periods is required. The Statement is effective for Ford's financial statements for the year ended December 31, 1998.

Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued by the American Institute of Certified Public Accountants in March 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Effective for fiscal years beginning after December 15, 1998, this SOP requires capitalization of certain internal-use computer software costs. Presently, Ford expenses the costs of developing or obtaining internal-use software.

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




                           Part II. Other Information
                           --------------------------

Item 5.  Other Information

Final regulations implementing the Fastener Quality Act of 1990 are applicable to certain fasteners (i.e., nuts, bolts, washers and screws) manufactured after July 26, 1998. The regulations impose burdensome and costly testing, certification and record keeping requirements which are not compatible with quality assurance systems used in the automotive industry. Unless the regulations are delayed or modified, there is a risk that fastener manufacturers that supply Ford and its suppliers will not be able to timely comply with the regulations. As a result, Ford's ability to produce vehicles could be adversely affected.

                                                                                       Supplemental Schedule



                                                Ford Motor Company

                                   CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                                   ---------------------------------------------
                                                   (in millions)


       Ford Capital B.V.
       -----------------
                                                                       March 31,         December 31,
                                                                         1998                1997
                                                                    ---------------    ---------------
                                                                                (unaudited)

       Current assets                                                  $1,696               $2,046
       Noncurrent assets                                                2,399                2,390
                                                                       ------               ------
         Total assets                                                  $4,095               $4,436
                                                                       ======               ======

       Current liabilities                                             $1,200               $1,551
       Noncurrent liabilities                                           2,435                2,433
       Minority interests in net
        assets of subsidiaries                                             16                   14
       Stockholder's equity                                               444                  438
                                                                       ------               ------
         Total liabilities and
          stockholder's equity                                         $4,095               $4,436
                                                                       ======               ======


                                                                               First Quarter
                                                                    ----------------------------------
                                                                         1998                 1997
                                                                    ---------------      -------------
                                                                                (unaudited)

       Sales and other revenue                                           $641                 $744
       Operating income                                                    27                   34
       Income before income taxes                                          18                   21
       Net income                                                           6                    8





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

     (b)   Reports on Form 8-K

           The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 1998:

              Current Report on Form 8-K dated January 27, 1998 included information relating to Ford's 1997 financial results.

              Current Report on Form 8-K dated February 2, 1998 included the consolidated financial statements of Ford and its subsidiaries for the year ended December 31, 1997.

              Current Report on Form 8-K dated March 3, 1998 included information relating to the timing of Ford's spin-off of The Associates and the related cash dividend to U.S. employee savings plans.

              Current Report on Form 8-K dated March 13, 1998 included information relating to the distribution ratio for Ford's spin-off of The Associates.





                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                FORD MOTOR COMPANY
                                     -------------------------------------------

                                                   (Registrant)




Date:   May 12, 1998                 By:    /s/  W. J. Cosgrove
        ------------                    ----------------------------------------
                                                 W. J. Cosgrove
                                                 Corporate Controller
                                                 (principal accounting officer)

                                            EXHIBIT INDEX



    Designation                                Description
    -----------------------    -------------------------------------------------

    Exhibit 3.1 Restated Certificate of Incorporation of Ford Motor Company dated April 9, 1998.

    Exhibit 3.2                By-Laws of Ford Motor Company as amended through
                               March 12, 1998.

    Exhibit 12 Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

    Exhibit 15 Letter of Coopers & Lybrand L.L.P., Independent Public Accountants, dated May 12, 1998, relating to Financial Information.

    Exhibit 27.1               Restated Financial Data Schedule,
                               Conglomerate Totals, for the Nine Months Ended September 30, 1997 (included with electronic EDGAR filing only).

    Exhibit 27.2 Restated Financial Data Schedule, Automotive Segment, for the Nine Months Ended September 30, 1997 (included with electronic EDGAR filing only).

    Exhibit 27.3 Restated Financial Data Schedule, Financial Services Segment, for the Nine Months Ended September 30, 1997 (included with electronic EDGAR filing only).

    Exhibit 27.4 Restated Financial Data Schedule, Conglomerate Totals, for the Six Months Ended June 30, 1997 (included with electronic EDGAR filing only).

    Exhibit 27.5 Restated Financial Data Schedule, Automotive Segment, for the Six Months Ended June 30, 1997 (included with electronic EDGAR filing only).

    Exhibit 27.6 Restated Financial Data Schedule, Financial Services Segment, for the Six Months Ended June 30, 1997 (included with electronic EDGAR filing only).

    Exhibit 27.7 Restated Financial Data Schedule, Conglomerate Totals, for the Three Months Ended March 31, 1997 (included with electronic EDGAR filing only).

    Exhibit 27.8 Restated Financial Data Schedule, Conglomerate Totals, for the Year Ended December 31, 1996 (included with electronic EDGAR filing only).

    Exhibit 27.9 Restated Financial Data Schedule, Conglomerate Totals, for the Nine Months Ended September 30, 1996 (included with electronic EDGAR filing only).