Form 10-Q
period 1998-06-30
FORD MOTOR CO
filed 1998-07-15
CIK 37996

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q




(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the quarterly period ended         June 30, 1998             OR
                                    ---------------------------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    --------------


                         Commission file number 1-3950
                                                ------



                                  Ford Motor Company
                                  ------------------
             (Exact name of registrant as specified in its charter)

                   Incorporated in Delaware             38-0549190
                 ------------------------------------------------------
                (State or other jurisdiction of     (I.R.S. Employer
                incorporation or organization)    Identification Number)


                  The American Road, Dearborn, Michigan     48121
                  ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1998, the Registrant had outstanding 1,140,779,222 shares of Common Stock and 70,852,076 shares of Class B Stock.




                Exhibit index located on sequential page number 24

                                            Ford Motor Company and Subsidiaries

                                                         HIGHLIGHTS

                                                                Second Quarter                         First Half
                                                           ----------------------------          --------------------------
                                                              1998            1997                  1998            1997
                                                           ------------    ------------          -----------    -----------
                                                                   (unaudited)                          (unaudited)
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- North America                                                1,121           1,215                 2,180          2,281
- Outside North America                                          665             664                 1,327          1,279
                                                               -----           -----                 -----          -----
    Total                                                      1,786           1,879                 3,507          3,560
                                                               =====           =====                 =====          =====

Sales and revenues (in millions)
- Automotive                                               $  31,309       $  32,805             $  60,385      $  62,842
- Financial Services                                           5,980           7,460                13,488         14,737
                                                           ---------       ---------             ---------      ---------
    Total                                                  $  37,289       $  40,265             $  73,873      $  77,579
                                                           =========       =========             =========      =========

Net income (in millions)
- Automotive                                               $   2,051       $   1,735             $   3,286      $   2,739
- Financial Services (excl. The Associates)                      330             598                   609            871
                                                           -----------     ---------             ---------      ---------
   Subtotal                                                    2,381           2,333                 3,895          3,610
- The Associates                                                   -             197                   177            389
- Gain on spin-off of The Associates                               -               -                15,955              -
                                                           ---------       ---------             ---------      ---------
    Total                                                  $   2,381       $   2,530             $  20,027      $   3,999
                                                           =========       =========             =========      =========

Capital expenditures (in millions)
- Automotive                                               $   1,659       $   1,872             $   3,760      $   3,485
- Financial Services                                             153             140                   251            266
                                                           ---------       ---------             ---------      ---------
    Total                                                  $   1,812       $   2,012             $   4,011      $   3,751
                                                           =========       =========             =========      =========

Automotive capital expenditures as a
 percentage of sales                                             5.3%            5.7%                  6.2%           5.5%

Stockholders' equity at June 30
- Total (in millions)                                      $  23,070       $  29,113             $  23,070      $  29,113
- After-tax return on Common and
   Class B stockholders' equity                                 43.0%           36.5%                 33.2%          29.5%

Automotive net cash at June 30
 (in millions)
- Cash and marketable securities                           $  22,276       $  18,184             $  22,276      $  18,184
- Debt                                                         8,220           8,319                 8,220          8,319
                                                           ---------       ---------             ---------      ---------
   Automotive net cash                                     $  14,056       $   9,865             $  14,056      $   9,865
                                                           =========       =========             =========      =========

After-tax return on sales
- North American Automotive                                      7.3%            6.2%                  6.2%           5.5%
- Total Automotive                                               6.6%            5.3%                  5.5%           4.4%

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                                   1,212           1,193                 1,211          1,191
- Number outstanding at June 30                                1,212           1,194                 1,212          1,194

Common Stock price (per share)
(adjusted to reflect The Associates
 spin-off)
- High                                                     $59-1/8         $26-25/64             $59-1/8        $26-25/64
- Low                                                       41-27/64        20-3/64               28-15/32       20-3/64

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income assuming dilution
- Automotive                                               $    1.65       $    1.41             $    2.65      $    2.24
- Financial Services (excl. The Associates)                     0.26            0.49                  0.49           0.71
                                                           ---------       ---------             ---------      ---------
   Subtotal                                                     1.91            1.90                  3.14           2.95
- The Associates                                                   -            0.16                  0.14           0.32
- Premium on Series B Preferred Stock repurchase                   -               -                 (0.07)             -
- Gain on spin-off of The Associates                               -               -                 12.90              -
                                                           ---------       ---------             ---------      ---------
    Total                                                  $    1.91       $    2.06             $   16.11      $    3.27
                                                           =========       =========             =========      =========

Cash dividends                                             $    0.42       $    0.42             $    0.84      $   0.805



                                                                 -2-

                                            Ford Motor Company and Subsidiaries

                                                     VEHICLE UNIT SALES
                                                     ------------------

                                        For the Periods Ended June 30, 1998 and 1997
                                                       (in thousands)



                                                    Second Quarter                            First Half
                                               -------------------------              -------------------------
                                                 1998             1997                  1998             1997
                                               --------         --------              --------         --------
                                                    (unaudited)                             (unaudited)
North America
United States
 Cars                                            367              439                   758              806
 Trucks                                          662              671                 1,226            1,283
                                               -----            -----                 -----            -----
  Total United States                          1,029            1,110                 1,984            2,089

Canada                                            65               86                   141              155
Mexico                                            27               19                    55               37
                                               -----            -----                 -----            -----

  Total North America                          1,121            1,215                 2,180            2,281

Europe
Britain                                          149              138                   291              236
Germany                                          117              108                   223              223
Italy                                             48               71                   118              135
France                                            43               40                    82               76
Spain                                             45               38                    82               84
Other countries                                   98               85                   198              182
                                               -----            -----                 -----            -----

  Total Europe                                   500              480                   994              936

Other international
Brazil                                            52               59*                   94              100*
Argentina                                         29               38*                   59               67*
Australia                                         34               36                    64               66
Taiwan                                            19               17                    48               42
Japan                                              6               11                    14               21
Other countries                                   25               23                    54               47
                                               -----            -----                 -----            -----

  Total other international                      165              184                   333              343
                                               -----            -----                 -----            -----

Total worldwide vehicle unit sales             1,786            1,879                 3,507            3,560
                                               =====            =====                 =====            =====



*Adjusted to reflect change in reporting practice

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

                                               Part I. Financial Information
                                               -----------------------------
Item 1.  Financial Statements
-----------------------------

                                            Ford Motor Company and Subsidiaries
                                              CONSOLIDATED STATEMENT OF INCOME
                                              --------------------------------
                                        For the Periods Ended June 30, 1998 and 1997
                                                       (in millions)

                                                                   Second Quarter                     First Half
                                                              --------------------------      --------------------------
                                                                1998            1997             1998            1997
                                                              ----------     -----------      -----------     ----------
                                                                     (unaudited)                     (unaudited)
AUTOMOTIVE
Sales                                                         $31,309        $32,805          $60,385         $62,842

Costs and expenses (Note 2)
Costs of sales                                                 26,317         28,659           51,787*         55,454
Selling, administrative and other expenses                      2,070          1,702            3,870*          3,240
                                                              -------        -------          --------        -------
  Total costs and expenses                                     28,387         30,361           55,657          58,694

Operating income                                                2,922          2,444            4,728           4,148

Interest income                                                   318            300              640             549
Interest expense                                                  208            206              407             400
                                                              -------        -------          -------         -------
  Net interest income                                             110             94              233             149
Equity in net income/(loss) of affiliated companies                18             79                8             (65)
Net expense from transactions with
 Financial Services                                               (39)           (34)             (87)            (53)
                                                              --------       -------          -------         -------

Income/(loss) before income taxes - Automotive                  3,011          2,583            4,882           4,179

FINANCIAL SERVICES
Revenues                                                        5,980          7,460           13,488          14,737

Costs and expenses
Interest expense                                                1,825          2,422            4,195           4,778
Depreciation                                                    2,158          1,774            4,195           3,539
Operating and other expenses                                    1,086          1,574            2,669           3,074
Provision for credit and insurance losses                         360            794            1,068           1,639
                                                              -------        -------          -------         -------
  Total costs and expenses                                      5,429          6,564           12,127          13,030
Net revenue from transactions with Automotive                      39             34               87              53
Gain on spin-off of The Associates (Note 3)                         -              -           15,955               -
Gain on sale of Common Stock of a subsidiary
 (Note 4)                                                           -            269                -             269
                                                              -------        -------          -------         -------

Income before income taxes - Financial Services                   590          1,199           17,403           2,029
                                                              -------        -------          -------         -------

TOTAL COMPANY
Income before income taxes                                      3,601          3,782           22,285           6,208
Provision for income taxes                                      1,192          1,182            2,164           2,080
                                                              -------        -------          -------         -------
Income before minority interests                                2,409          2,600           20,121           4,128
Minority interests in net income of subsidiaries                   28             70               94             129
                                                              -------        -------          -------         -------
Net income                                                    $ 2,381        $ 2,530          $20,027         $ 3,999
                                                              =======        =======          =======         =======
Income attributable to Common and Class B Stock
 after preferred stock dividends                              $ 2,377        $ 2,516          $19,928         $ 3,971

Average number of shares of Common and Class B
 Stock outstanding                                              1,212          1,193            1,211           1,191

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

Basic Income (Note 5)                                         $  1.96        $  2.11          $ 16.47         $  3.34

Diluted Income (Note 5)                                       $  1.91        $  2.06          $ 16.11         $  3.27

Cash dividends                                                $  0.42        $  0.42          $  0.84         $ 0.805

- - - -
* First quarter data has been restated to reflect accounting adjustments between cost of sales and administrative expense with no effect on operating or net income

The accompanying notes are part of the financial statements.


                                            Ford Motor Company and Subsidiaries

                                                 CONSOLIDATED BALANCE SHEET
                                                 --------------------------
                                                       (in millions)

                                                                                             June 30,        December 31,
                                                                                               1998              1997
                                                                                         ----------------   --------------
                                                                                           (unaudited)
ASSETS
Automotive
Cash and cash equivalents                                                                 $  4,890           $  6,316
Marketable securities                                                                       17,386             14,519
                                                                                          --------           --------
   Total cash and marketable securities                                                     22,276             20,835

Receivables                                                                                  2,821              3,097
Inventories (Note 6)                                                                         5,551              5,468
Deferred income taxes                                                                        3,234              3,249
Other current assets                                                                         3,882              3,782
Net current receivable from Financial Services                                                   0                416
                                                                                          --------           --------
   Total current assets                                                                     37,764             36,847

Equity in net assets of affiliated companies                                                 2,264              1,951
Net property                                                                                35,847             34,594
Deferred income taxes                                                                        3,562              3,712
Other assets                                                                                 7,484              7,975
                                                                                          --------           --------
   Total Automotive assets                                                                  86,921             85,079

Financial Services
Cash and cash equivalents                                                                    1,797              1,618
Investments in securities                                                                    1,454              2,207
Net receivables and lease investments                                                      124,863            175,417
Other assets                                                                                13,194             14,776
Net receivable from Automotive                                                                  42                  0
                                                                                          --------           --------
   Total Financial Services assets                                                         141,350            194,018
                                                                                          --------           --------

   Total assets                                                                           $228,271           $279,097
                                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                            $ 11,985           $ 11,997
Other payables                                                                               2,450              2,557
Accrued liabilities                                                                         18,296             16,250
Income taxes payable                                                                         2,049              1,358
Debt payable within one year                                                                   855              1,129
Net current payable to Financial Services                                                       42                  0
                                                                                          --------           --------
   Total current liabilities                                                                35,677             33,291

Long-term debt                                                                               7,365              7,047
Other liabilities                                                                           29,991             28,899
Deferred income taxes                                                                        1,253              1,210
                                                                                          --------           --------
   Total Automotive liabilities                                                             74,286             70,447

Financial Services
Payables                                                                                     4,528              4,539
Debt                                                                                       115,750            160,071
Deferred income taxes                                                                        4,550              4,347
Other liabilities and deferred income                                                        5,409              7,865
Net payable to Automotive                                                                        0                416
                                                                                          --------           --------
   Total Financial Services liabilities                                                    130,237            177,238

Company-obligated mandatorily redeemable preferred securities of a subsidiary
 trust holding solely junior subordinated debentures of the Company (Note 7)                   678                678

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate liquidation preference
  of $177 million and $637 million)                                                              *                  *
 Common Stock, par value $1.00 per share (1,150 and 1,132 million shares issued)             1,150              1,132
 Class B Stock, par value $1.00 per share (71 million shares issued)                            71                 71
Capital in excess of par value of stock                                                      5,337              5,564
Accumulated other comprehensive income                                                      (1,496)            (1,228)
ESOP loan and treasury stock                                                                  (680)               (39)
Earnings retained for use in business                                                       18,688             25,234
                                                                                          --------           --------
   Total stockholders' equity                                                               23,070             30,734
                                                                                          --------           --------

   Total liabilities and stockholders' equity                                             $228,271           $279,097
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



                                            Ford Motor Company and Subsidiaries

                                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       ----------------------------------------------

                                        For the Periods Ended June 30, 1998 and 1997
                                                       (in millions)


                                                                            First Half 1998               First Half 1997
                                                                      ----------------------------   ---------------------------
                                                                                       Financial                     Financial
                                                                       Automotive      Services       Automotive      Services
                                                                      -------------   ------------   -------------   -----------
                                                                              (unaudited)                   (unaudited)

Cash and cash equivalents at January 1                                 $ 6,316        $  1,618        $ 3,578        $  3,689

Cash flows from operating activities before securities trading           9,989           8,148          7,675           5,559
Net (purchases)/sales of trading securities                             (2,936)            (43)        (3,142)           (309)
                                                                       -------        --------        -------        --------
   Net cash flows from operating activities                              7,053           8,105          4,533           5,250

Cash flows from investing activities
 Capital expenditures                                                   (3,760)           (251)        (3,485)           (266)
 Purchase of leased assets                                                (110)              -              -               -
 Acquisitions of receivables and lease investments                           -         (45,322)             -         (58,064)
 Collections of receivables and lease investments                            -          29,787              -          43,026
 Net acquisitions of daily rental vehicles                                   -          (1,855)             -          (1,329)
 Purchases of securities                                                  (341)         (1,416)             0          (1,783)
 Sales and maturities of securities                                        410             988              0           2,167
 Proceeds from sales of receivables and lease investments                    -           5,448              -           1,547
 Net investing activity with Financial Services                            786               -              7               -
 Other                                                                     (89)           (629)            35             (95)
                                                                       -------        ---------       -------        --------
   Net cash used in investing activities                                (3,104)        (13,250)        (3,443)        (14,797)

Cash flows from financing activities
 Cash dividends                                                         (4,274)              -           (987)              -
 Issuance of Common Stock                                                  210               -             77               -
 Issuance of Common Stock of a subsidiary (Note 4)                           -               -              -             453
 Purchase of Ford treasury stock                                          (389)              -              -               -
 Preferred stock - Series B repurchase, Series A redemption               (420)              -              -               -
 Changes in short-term debt                                                180           3,871           (380)          2,406
 Proceeds from issuance of other debt                                      337          14,820          1,150          12,313
 Principal payments on other debt                                       (1,182)        (11,507)          (606)         (8,042)
 Net financing activity with Automotive                                      -            (786)             -              (7)
 Spin-off of The Associates cash                                             -            (508)             -               -
 Other                                                                    (269)           (172)             0             (10)
                                                                       -------        --------        -------        --------
   Net cash (used in)/provided by financing activities                  (5,807)          5,718           (746)          7,113

Effect of exchange rate changes on cash                                    (26)             64            (53)            (59)
Net transactions with Automotive/Financial Services                        458            (458)          (663)            663
                                                                       -------        --------        -------        --------

   Net (decrease)/increase in cash and cash equivalents                 (1,426)            179           (372)         (1,830)
                                                                       -------        --------        -------        --------

Cash and cash equivalents at June 30                                   $ 4,890        $  1,797        $ 3,206        $  1,859
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

                                           Ford Motor Company and Subsidiaries

                                              NOTES TO FINANCIAL STATEMENTS
                                              -----------------------------
                                                       (unaudited)


1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K (the "10-K Report") for the year ended December 31, 1997. For purposes hereof, "Ford" or the "Company" means Ford Motor Company and its majority owned subsidiaries unless the context requires otherwise. Certain amounts for prior periods have been reclassified, if required, to conform with 1998 presentations.

2. Selected Automotive costs and expenses are summarized as follows (in millions):

                                             Second Quarter                      First Half
                                          ---------------------              ---------------------
                                            1998        1997                   1998         1997
                                          ---------    --------              ---------    --------
       Depreciation                        $679         $667                 $1,359       $1,350
       Amortization                         620          719                  1,338        1,506

3. Spin-off of The Associates - On March 2, 1998, the Board of Directors of the Company approved the spin-off of The Associates by declaring a dividend on Ford's outstanding shares of Common and Class B Stock consisting of Ford's 80.7% interest (279.5 million shares) in The Associates. The Board of Directors also declared a dividend in cash on shares of Company stock held in U.S. employee savings plans equal to the market value of The Associates stock distributed per share of the Company's Common and Class B Stock. Both the spin-off dividend and the cash dividend were paid on April 7, 1998 to stockholders of record on March 12, 1998.

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

     As a result of the spin-off of The Associates, Ford realized a gain of $15,955 million in first quarter 1998 based on the fair value of The Associates as of the record date, March 12, 1998. Ford has received a ruling from the U.S. Internal Revenue Service that the distribution qualifies as a tax-free transaction for U.S. federal income tax purposes.

     The Company's results in first half 1998 include Ford's share of The Associates earnings through the record date, March 12, 1998 ($177 million).

                                           Ford Motor Company and Subsidiaries

                                              NOTES TO FINANCIAL STATEMENTS
                                              -----------------------------
                                                       (unaudited)


3.  Spin-off of The Associates (continued)
     Pro forma condensed income statement information of Ford and its consolidated subsidiaries for the quarters ended March 31, June 30, September 30, and December 31, 1997, the year ended December 31, 1997, and the quarter ended March 31, 1998, reflecting Ford's results of operations without The Associates for those time periods, is as follows:


                                                                      1997                                      1998
                                         ----------------------------------------------------------------    -----------
                                            First       Second       Third        Fourth         Full           First
                                           Quarter      Quarter     Quarter      Quarter         Year          Quarter
                                         ------------ ------------ -----------  -----------   -----------    -----------

      Sales and revenues                   $35,387      $38,216      $33,978      $37,767      $145,348        $34,834
      Costs and expenses                    33,241       35,256       32,659       35,366       136,522         32,567
                                           -------      -------      -------      -------      --------        -------
      Operating income                       2,146        2,960        1,319        2,401         8,826          2,267
      Net interest income                       55           94           61          118           328            123
      Equity in net income/(loss)
        of affiliated companies               (144)          79            -          (23)          (88)           (10)
      Gain on sale of common stock
        of a subsidiary                          -          269            -            -           269              -
                                           --------     --------     --------     --------     ---------       -------

      Income before income taxes             2,057        3,402        1,380        2,496         9,335          2,380
      Provision for income taxes               758        1,038          433          904         3,133            843
                                           --------     --------     --------     --------     ---------       -------
      Income before minority interest        1,299        2,364          947        1,592         6,202          1,537
      Minority interest in net income
        of subsidiaries                         13           22           32           11            78             23
                                           --------     --------     --------     --------     ---------       -------
      Net income                           $ 1,286      $ 2,342      $   915      $ 1,581      $  6,124        $ 1,514
                                           ========     ========     ========     ========     =========       =======

      Amounts per share of Common
        and Class B Stock
          Basic income                     $  1.07      $  1.95      $  0.75      $  1.30      $   5.08        $  1.17
          Diluted income                      1.05         1.91         0.74         1.27          4.97           1.15


       Before adjustment for goodwill
       amortization

        Net income                         $ 1,277      $ 2,333      $   906      $ 1,572      $  6,088        $ 1,514


        Amounts per share of Common
         and Class B Stock
          Basic income                     $  1.06      $  1.95      $  0.75      $  1.30      $   5.05        $  1.17
          Diluted income                      1.04         1.90         0.73         1.27          4.94           1.15



4. Sale of Common Stock of a Subsidiary - During April 1997, The Hertz Corporation ("Hertz") completed an initial public offering ("IPO") of its common stock representing a 19.1% economic interest in Hertz. The Company recognized in second quarter earnings a non-operating gain of $269 million resulting from the IPO; the gain was not subject to income taxes.

5. Income Per Share of Common and Class B Stock - Basic income per share of Common and Class B Stock is calculated by dividing the income attributable to Common and Class B Stock by the average number of shares of Common and Class B Stock outstanding during the applicable period, adjusted for issuable shares and uncommitted ESOP shares.

     The calculation of diluted income per share of Common and Class B Stock takes into account the effect of dilutive potential common stock. Obligations, such as stock options and securities convertible into common stock, are considered to be dilutive potential common stock. The company had Series A Preferred Stock convertible to Common Stock until January 9, 1998.

                                           Ford Motor Company and Subsidiaries

                                              NOTES TO FINANCIAL STATEMENTS
                                              -----------------------------
                                                       (unaudited)


5.   Income Per Share of Common and Class B Stock (Continued)

     Income per share of Common and Class B Stock was as follows (in millions, except per share amounts):


                                                        Second Quarter 1998        Second Quarter 1997
                                                       ----------------------     ----------------------
                                                         Income       Shares        Income       Shares
                                                       -----------  ---------     ----------   ---------
      Net income                                       $ 2,381       1,212         $2,530        1,193
      Preferred stock dividend requirements                 (4)          -            (14)           -
      Issuable and uncommitted ESOP shares                   -          (2)             -           (2)
                                                       -------       -----         ------        -----
      Basic income and shares                          $ 2,377       1,210         $2,516        1,191

      Basic income per share                           $  1.96                     $ 2.11
      ----------------------

      Basic income and shares                          $ 2,377       1,210         $2,516        1,191
      Net dilutive effect of options                         -          33              -           19
      Convertible preferred stock and other                  -           -              1           10
                                                       -------       -----         ------        -----
      Diluted income and shares                        $ 2,377       1,243         $2,517        1,220

      Diluted income per share                         $  1.91                     $ 2.06
      ------------------------


                                                          First Half 1998            First Half 1997
                                                       ----------------------     -----------------------
                                                         Income      Shares         Income       Shares
                                                       -----------  ---------     ----------   ----------
      Net income                                       $20,027       1,211         $3,999        1,191
      Preferred stock dividend requirements                (99)          -            (28)           -
      Issuable and uncommitted ESOP shares                   -          (1)             -           (2)
                                                       -------       -----         ------        -----
      Basic income and shares                          $19,928       1,210         $3,971        1,189

      Basic income per share                           $ 16.47                     $ 3.34
      ----------------------

      Basic income and shares                          $19,928       1,210         $3,971        1,189
      Net dilutive effect of options                         -          26              -           17
      Convertible preferred stock and other                  -           1              5           11
                                                       -------       -----         ------        -----
      Diluted income and shares                        $19,928       1,237         $3,976        1,217

      Diluted income per share                         $ 16.11                     $ 3.27
      ------------------------


6. Automotive inventories are summarized as follows (in millions):

                                                                       June 30,          December 31,
                                                                         1998                1997
                                                                     ------------      ---------------
     Raw materials, work in process and supplies                         $2,738              $2,875
     Finished products                                                    2,813               2,593
                                                                         ------              ------
        Total inventories                                                $5,551              $5,468
                                                                         ======              ======

     U.S. inventories                                                    $1,735              $1,993

7. Company-Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust - The sole asset of Ford Motor Company Capital Trust I (the "Trust"), which is the obligor on the Preferred Securities of such Trust, is $632 million principal amount of 9% Junior Subordinated Debentures due 2025 of Ford Motor Company.

                                           Ford Motor Company and Subsidiaries

                                              NOTES TO FINANCIAL STATEMENTS
                                              -----------------------------
                                                       (unaudited)


8. Comprehensive Income - Ford adopted Statement of Financial Accounting Standards No. 131, "Reporting Comprehensive Income," as of January 1, 1998. Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains and losses on investments in equity securities.
     Total comprehensive income is summarized as follows (in millions):

                                                  Second Quarter                     First Half
                                               ---------------------            ----------------------
                                                 1998         1997                 1998         1997
                                               --------     --------            ---------     --------
       Net income                              $2,381       $2,530              $20,027       $3,999
       Other comprehensive income                 (80)        (209)                (268)        (739)
                                               ------       ------              -------       ------
         Total comprehensive income            $2,301       $2,321              $19,759       $3,260
                                               ======       ======              =======       ======

 [PricewaterhouseCoopers LLP letterhead]



                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Ford Motor Company


We have reviewed the consolidated balance sheet of Ford Motor Company and Subsidiaries at June 30, 1998 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in the Ford Motor Company Quarterly Report on Form 10-Q for the quarter ended June 30, 1998. These financial statements are the responsibility of the Company's management.

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




/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
July 14, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

OVERVIEW

The company's worldwide net income was $2,381 million in second quarter 1998, or $1.91 per diluted share of Common and Class B Stock, compared with $2,530 million, or $2.06 per diluted share in second quarter 1997. Excluding The Associates' earnings contribution of $197 million, and a net one-time gain of $100 million, Ford's second quarter 1997 operating earnings were $2,233 million, or $1.82 per diluted share. The company's worldwide sales and revenues were $37.3 billion in second quarter 1998, down $3 billion from a year ago. Vehicle unit sales of cars and trucks were 1,786,000, down 93,000 units. Stockholders' equity was $23.1 billion at June 30, 1998, down $7.7 billion compared with December 31, 1997, reflecting primarily The Associates spin-off.


RESULTS OF OPERATIONS

The company's worldwide net income for the Automotive sector in second quarter 1998 and 1997 and first half 1998 and 1997 was as follows (in millions):

                                          Second Quarter                    First Half
                                 -----------------------------      ---------------------------
                                                        1998                              1998
                                                        O/(U)                             O/(U)
                                    1998      1997      1997          1998      1997      1997
                                 ---------  --------   -------      --------  -------   -------
North American Automotive         $ 1,655    $1,441    $ 214         $2,665   $2,461     $204

Automotive Outside North America
- Europe                              310       157      153            540      262      278
- South America                        14        25      (11)           (31)     (22)      (9)
- Other                                72       112      (40)           112       38       74
                                   ------    ------    -----         ------   ------     ----
 Total Automotive Outside
  North America                       396       294      102            621      278      343
                                   ------    ------    -----         ------   ------     ----
    Total Automotive Sector        $2,051    $1,735    $ 316         $3,286   $2,739     $547
                                   ======    ======    =====         ======   ======     ====

The Automotive sector includes Automotive operations and Visteon Automotive Systems, the company's automotive systems enterprise.

The company's worldwide net income for the Financial Services group in second quarter 1998 and 1997 and first half 1998 and 1997 was as follows (in millions):


                                          Second Quarter                       First Half
                                  --------------------------------     ---------------------------
                                                             1998                           1998
                                                             O/(U)                          O/(U)
                                    1998      1997           1997        1998      1997     1997
                                  --------  --------       -------     --------  -------  --------
Ford Credit                         $300      $279          $  21      $   578   $  555   $    23
Hertz                                 75        54             21          110       74        36
Gain on Hertz IPO                      -       269           (269)           -      269      (269)
Minority interests, Eliminations,
 and Other                           (45)       (4)           (41)         (79)     (27)      (52)
                                    ----      ----          -----      -------   ------    ------
   Financial Services (excluding
    The Associates)                  330       598           (268)         609      871      (262)
The Associates                         -       197           (197)         177*     389      (212)
Gain on spin-off of
 The Associates                        -         -              -       15,955        -    15,955
                                    ----      ----          -----      -------   ------   -------
     Total Financial Services       $330      $795          $(465)     $16,741   $1,260   $15,481
                                    ====      ====          =====      =======   ======   =======



Memo: Ford's share of earnings in
Hertz                               $ 60      $ 45          $  15      $    89   $   65   $    24

- - - - -
* Through March 12, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

SECOND QUARTER 1998 COMPARED WITH SECOND QUARTER 1997

Automotive Sector
-----------------

Worldwide earnings for Ford's Automotive sector were $2,051 million in second quarter 1998 on sales of $31.3 billion, compared with $1,735 million in second quarter 1997 on sales of $32.8 billion. Excluding a one-time charge of $169 million for restructuring actions in second quarter 1997, earnings in second quarter 1998 increased $147 million compared with a year ago. The improvement in earnings reflects primarily continued cost reductions and improved product mix, offset partially by lower market share and higher marketing incentives. Adjusted for constant volume and mix, total automotive costs were down $900 million compared with second quarter a year ago. In second half 1998, a sizable restructuring charge is expected to be incurred for a voluntary retirement/separation program to be offered to employees in the coming months.

Automotive sector earnings in North America were $1,655 million in second quarter 1998, up $214 million compared with a year ago. The increase reflected primarily cost reductions and nonrecurrence of second quarter 1997 restructuring actions, offset partially by lower market share. The after-tax return on sales was 7.3% in second quarter 1998, up 1.1 points from a year ago.

The seasonally-adjusted annual selling rate for the U.S. car and truck industry was 16.5 million units in second quarter 1998, up from 14.8 million units in second quarter 1997. The company expects car and truck industry sales for full-year 1998 to be slightly higher than the 15.5 million units in 1997. Ford's combined U.S. car and truck share was 24% in second quarter 1998, down 1.6 points from a year ago, reflecting primarily the discontinuation of five low-margin vehicle lines and reduced low-margin fleet business.

Automotive sector earnings in Europe were $310 million, up $153 million compared with second quarter a year ago. The improvement reflected primarily cost reductions and higher dealer stocks. Higher marketing incentives were a partial offset.

The seasonally-adjusted annual selling rate for the European car and truck industry was 15.4 million units in second quarter 1998, up from 14.6 million units in second quarter 1997. European car and truck industry sales for full-year 1998 are expected to be higher than the 15 million units in 1997. Ford's combined European car and truck market share was 10.4% in second quarter 1998, down 1.3 points from a year ago. The decline reflects primarily new model launches by competitors and Ford production constraints.

Automotive sector earnings in South America were $14 million in second quarter 1998, down $11 million compared with second quarter a year ago. In second quarter 1998, the seasonally-adjusted annual selling rate for the Brazilian car and truck industry totaled 1.7 million units, compared with 2.1 million units in second quarter a year ago. For full-year 1998, the company expects car and truck industry sales in Brazil to be lower than the 1.9 million units in 1997. Ford's combined car and truck share in Brazil was 13.8% in second quarter 1998, down 4/10 of a point from second quarter 1997.

Visteon earned $241 million on revenues of $4,725 million in second quarter 1998, compared with $210 million on revenues of $4,720 million in second quarter a year ago. The improvement in earnings reflects primarily continuing cost reductions. The after-tax return on sales was 5.1% in second quarter 1998, up 7/10 of a point from a year ago.

Financial Services Group
------------------------

With the completion of The Associates spin-off, Financial Services group earnings now reflect primarily the results of Ford Credit and Ford's share of the earnings of Hertz.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

Earnings at Ford Credit in second quarter 1998 were $300 million, up $21 million compared with second quarter a year ago. The increase reflects primarily improved yields, lower credit loss reserve requirements, and increased gains on receivable sales. Higher depreciation expense for leased vehicles (reflecting lower-than-anticipated residual values on leased vehicles) and increased operating costs were partial offsets. Compared with a year ago, lower financing margins resulted from higher depreciation expense for leased vehicles, which is expected to continue to adversely affect Ford Credit's earnings for the remainder of 1998.

Earnings at Hertz in second quarter 1998 were a record $75 million (of which $60 million was Ford's share), up $21 million from the same period a year ago. The increase reflects primarily higher revenues in U.S. car rental operations.


FIRST HALF 1998 COMPARED WITH FIRST HALF 1997

The company's operating earnings were $3,895 million, or $3.14 per diluted share of Common and Class B Stock, in first half 1998, compared with $3,510 million, or $2.87 per diluted share, in first half 1997 excluding The Associates.

Operating results in first half 1998 exclude a one-time gain of $15,955 million, or $12.90 per diluted share, resulting from the spin-off of The Associates, and a one-time earnings per share reduction of $0.07 per share resulting from the premium paid to repurchase the company's Series B Cumulative Preferred Stock. Results in first half 1997 include a one-time gain of $269 million on the initial public offering of the common stock of Hertz, offset partially by a one-time charge of $169 million for restructuring actions. Including one-time factors, the company's reported earnings in first half 1998 were $20,027 million, or $16.11 per diluted share, compared with $3,999 million, or $3.27 per diluted share, in first half 1997. The company's results in first half 1998 include Ford's share of The Associates' earnings through March 12, the record date for the spin-off of The Associates.

The company's worldwide sales and revenues in first half 1998 were $73.9 billion, down $3.7 billion from a year ago. Vehicle unit sales of cars and trucks were 3,507,000, down 53,000 units.

Automotive Sector
-----------------

Worldwide earnings for Ford's Automotive sector were $3,286 million in first half 1998 on sales of $60.4 billion, compared with $2,739 million in first half 1997 on sales of $62.8 billion. The increase was more than explained by cost reductions.

Earnings for the Automotive sector in North America were $2,665 million in first half 1998, up $204 million from first half 1997. The increase reflected primarily cost reductions, higher industry volume, vehicle mix improvements, and nonrecurrence of 1997 restructuring actions, offset partially by lower market share and increased marketing incentives. The North American Automotive after-tax return on sales was 6.2% in first half 1998, up 7/10 of a point from a year ago.

The seasonally-adjusted annual selling rate for the U.S. car and truck industry was 16 million units in first half 1998, compared with 15.3 million units in first half 1997. Ford's combined U.S. car and truck market share was 24.2%, down
1.2 points compared with a year ago, reflecting primarily the discontinuation of five low-margin vehicle lines and reduced low-margin fleet business.

Automotive sector earnings in Europe in first half 1998 were $540 million, up $278 million from first half a year ago, reflecting primarily cost reductions and improved volume and mix, offset partially by higher marketing incentives.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

The seasonally-adjusted annual selling rate for the European car and truck industry was 15.6 million units in first half 1998, up from 14.4 million units in first half 1997. Ford's combined European car and truck market share was 11% in first half 1998, down 6/10 of a point from a year ago.

Automotive sector losses in South America were $31 million in first half 1998, compared with a loss of $22 million in first half a year ago. In first half 1998, the seasonally-adjusted annual selling rate for the Brazilian car and truck industry totaled 1.6 million units, compared with 2 million units in first half 1997. Ford's combined car and truck share in Brazil was 13.7% in first half 1998, up one point from first half 1997.

Visteon earned $430 million on revenues of $9,103 million in first half 1998, compared with $356 million on revenues of $8,873 million in first half a year ago. The improvement in earnings reflects primarily continuing cost reductions. The after-tax return on sales was 4.7% in first half 1998, up 7/10 of a point from a year ago.

Financial Services Group
------------------------

Higher earnings at Ford Credit and Hertz in first half 1998, compared with first half 1997, reflected primarily the same factors as those described in the discussion of second quarter results of operations.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

Automotive cash and marketable securities were $22.3 billion at June 30, 1998, up $1.4 billion from December 31, 1997. The company paid $1 billion in quarterly cash dividends on its Common Stock, Class B Stock and Preferred Stock during first half 1998, and $3.2 billion in cash dividends related to The Associates spin-off .

Automotive capital expenditures were $3.8 billion in first half 1998, up $275 million from the same period a year ago. Capital expenditures were 6.2% of sales in first half 1998, up 7/10 of a point from first half a year ago.

Automotive debt at June 30, 1998 totaled $8.2 billion, which was 26% of total capitalization (stockholders' equity and Automotive debt), compared with 21% of total capitalization at year-end 1997. The increase in the ratio in 1998 reflects the reduction in stockholders' equity resulting from The Associates spin-off.

At July 1, 1998, Ford had long-term contractually committed global credit agreements under which $8.5 billion is available from various banks; 94% of such commitments are available through June 30, 2003. The entire $8.5 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. Ford also has the ability to transfer on a nonguaranteed basis $8.3 billion of such credit lines in varying portions to Ford Credit and FCE Bank plc (formerly known as Ford Credit Europe plc). In addition, at July 1, 1998, $485 million of contractually committed credit facilities were available to various Automotive affiliates outside the U.S. Approximately $74 million of these facilities were in use at July 1, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

Financial Services Group
------------------------

The Associates spin-off explains primarily the declines discussed below.

Financial Services cash and investments in securities totaled $3.3 billion at June 30, 1998, down $574 million from December 31, 1997.

Net receivables and lease investments were $124.9 billion at June 30, 1998, down $50.6 billion from December 31, 1997.

Total debt was $115.8 billion at June 30, 1998, down $44.3 billion from December 31, 1997.

Outstanding commercial paper at June 30, 1998 totaled $40.9 billion at Ford Credit and $2 billion at Hertz, with an average remaining maturity of 22 days and 24 days, respectively.

At July 1, 1998, Financial Services had a total of $27.9 billion of contractually committed support facilities (excluding the $8.3 billion available under Ford's global credit agreements). Of these facilities, $23.9 billion are contractually committed global credit agreements under which $19.1 billion and $4.8 billion are available to Ford Credit and FCE Bank, respectively, from various banks; 58% and 75%, respectively, of such facilities are available through June 30, 2003. The entire $19.1 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.8 billion may be used, at FCE Bank's option, by any subsidiary of FCE Bank. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or FCE Bank, as the case may be. At July 1, 1998, $205 million of the Ford Credit global facilities were in use and $738 million of the FCE Bank global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services support facilities at July 1, 1998 consisted of $2.1 billion of contractually committed support facilities available to Hertz in the U.S., and $1.9 billion of contractually committed support facilities available to various affiliates outside the U.S.; at July 1, 1998, approximately $967 million of these facilities were in use. Furthermore, banks provide $1.5 billion of liquidity facilities to support the asset-backed commercial paper program of a Ford Credit sponsored special purpose entity.


NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge), (b) a hedge of the exposure to variable cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Ford anticipates having each of these types of hedges, and will comply with requirements of SFAS 133 when adopted.

This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Ford expects to adopt SFAS 133 beginning January 1, 2000. The effect of adopting SFAS 133 is not expected to be material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," was issued by the American Institute of Certified Public Accountants in April 1998. Effective for fiscal years beginning after December 15, 1998, this SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires start-up activities and organization costs to be expensed as incurred. Presently, Ford expenses start-up costs and organization costs as incurred.


OTHER FINANCIAL INFORMATION

PricewaterhouseCoopers LLP, Ford's independent public accountants, performed a limited review of the financial data presented on pages 4 through 10 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. The financial data include any material adjustments or disclosures proposed by PricewaterhouseCoopers LLP as a result of their review.

                           Part II. Other Information
                           --------------------------


Item 1.  Legal Proceedings
--------------------------

Environmental Matters
---------------------

Mobile Source Emissions Alleged Violation. In June 1998, the United States Department of Justice (the "DOJ"), at the request of the Environmental Protection Agency (the "EPA"), lodged a complaint against Ford. The complaint alleged that certain vehicles produced by Ford contained an engine control strategy that was not fully explained in the certification application and, in some applications, was an impermissible "defeat device" because it would result in higher emissions of nitrogen oxides under certain operating conditions. The vehicles in question included certain 1997 model year Econolines and 1991 through 1995 model year Escorts. The DOJ, EPA and Ford agreed upon a consent decree which was filed the same day as the complaint. Under the terms of the consent decree Ford denies any wrongdoing and will pay $2.5 million in civil penalties, spend $1.5 million on supplemental environmental projects, recall the Econolines for recalibration (costing approximately $1.3 million) and retire 2,500 tons of nitrogen oxide emissions credits (at an estimated cost of $2.5 million). A notice of settlement was published in the Federal Register on July 1 and allows for a thirty-day comment period on the proposed settlement. The consent decree should be entered shortly after the government has reviewed and considered the comments, absent any major concerns by the government. These same issues have been resolved with the State of California by an agreement which requires Ford to recall the California Econolines (the cost of which is included in the above description of the federal settlement) and to pay $350,000 in civil penalties.


Class Actions
-------------

Lease Agreement Disclosure. Six purported class actions recently were filed against Ford Credit and its subsidiary, Primus Automotive Financial Services, Inc., in state courts in Arkansas, Georgia, Minnesota, Ohio, Oregon and Wisconsin. The lawsuits, each of which purports to be brought on behalf of a statewide class, allege that Ford Credit and Primus leasing contracts improperly failed to disclose certain acquisition or administrative fees that are included in the amount of a customer's monthly lease payment. Plaintiffs seek compensatory damages in the amount of all such undisclosed fees, an injunction prohibiting the companies from continuing the practice of not disclosing such fees, attorneys' fees, interest, costs and, in some cases, punitive damages. Ford Credit and Primus believe that their leasing contracts conform with applicable federal and state laws and will move to dismiss the lawsuits. However, if plaintiffs were to prevail in these actions, Ford Credit and Primus could be required to pay substantial damages.

Lifetime Service Guarantee. In June 1998, Edward Elbert commenced a purported class action against the Company in California state court with respect to the Company's termination of the Lifetime Service Guarantee program as of January 1, 1992. The program, which ran from 1983 until its termination, provided new vehicle buyers with a lifetime warranty on replaced parts for, and repairs on, their vehicles that were not otherwise warrantied and were performed by a participating dealer. Mr. Elbert alleges that the program constituted a product warranty that could not be terminated. He alleges claims for violation of the federal Magnuson-Moss Warranty Act, breach of contract, negligent misrepresentation, violation of the California Song-Beverly Consumer Warranty Act, violation of the California Consumers Legal Remedies Act ("CLRA"), violations of the California Unfair Competition Law ("UCL"), and declaratory relief. The Magnuson-Moss and declaratory relief claims are alleged on behalf of a purported national class. The breach of contract, negligent misrepresentation, and Song-Beverly claims are alleged on behalf of a purported subclass of California residents. The CLRA and UCL claims are alleged on behalf of "the general public" ostensibly under "private attorney general" provisions in those statutes. Plaintiff claims compensatory, exemplary, and punitive damages, attorneys' fees, civil penalties, disgorgement, and interest in unspecified amounts. He is also seeking an injunction to compel the Company to reinstate the Lifetime Service Guarantee program. Ford believes it has valid defenses to the plaintiff's claims; however, if plaintiff were to prevail in their lawsuit, Ford could be required to pay substantial damages and possibly incur substantial future costs.

--------------------------

Paint. (Previously discussed in the last paragraph on page 18 of Ford's Annual Report on Form 10-K for the year ended December 31, 1997 (the "10-K Report").) In April 1998, the Louisiana federal court heard oral argument on plaintiffs' motion for nationwide class certification in the Landry case. The court deferred ruling on the motion and requested additional briefing from the parties on the feasibility of trying the case as a class action. During the second quarter two new purported class actions concerning alleged defects in paint processes were filed against the Company. The first, Nienhuis, was filed in Illinois state court in May 1998. This case raises the same allegations as in the other paint cases with respect to a somewhat larger group of vehicles. This action seeks a nationwide class or, alternatively, a class of Illinois residents. Ford has removed the action to federal court, and the Judicial Panel on Multidistrict Litigation has conditionally transferred the action to the Louisiana federal court where Landry is pending. The other new case, Clayman, was filed in Pennsylvania state court in June 1998. The action asserts allegations similar to the other cases on behalf of a proposed class of Pennsylvania residents.

Bronco II. (Previously discussed in the second paragraph on page 19 of the 10-K Report.) The federal court in West Virginia denied plaintiffs' motion for class certification in the Goff case. The court also dismissed the claims of one plaintiff and ordered the other plaintiff to file a more definite statement of the fraud allegations. Trial of the remaining plaintiff's claims is scheduled for November 1998.

Ignition Switch. (Previously discussed in the third paragraph on page 19 of the 10-K Report.) In June 1998, the federal court in New Jersey indicated that it would issue a written order denying the plaintiffs' motion to remand all of the lawsuits to state courts and to vacate the court's rulings denying nationwide class certification and dismissing most of the claims of the plaintiffs who have had no "incidents" with their vehicles. In May 1998, plaintiffs who claim to have had "incidents" with their vehicles filed an amended complaint on behalf of a proposed class of all persons who have experienced "incidents" in a subject vehicle, attempting to consolidate all such claims in a single action. The complaint proposes alternative classes and several subclasses. Plaintiffs have indicated that the proposed classes and subclasses may be amended following further discovery. Over the past several weeks, Ford has been served with three new purported class actions concerning ignition switch issues. Two of the cases were filed in Illinois and California state courts and propose to include individuals or entities that own or currently lease Illinois and California-registered vehicles, respectively, equipped with allegedly defective ignition switches that have not been recalled by the Company. The third case was filed in another Illinois state court and proposes to include individuals or entities nationwide that currently own or that have previously owned vehicles equipped with allegedly defective ignitions switches that have been recalled by the Company.

TFI Module. (Previously discussed in the first and second paragraphs on page 20 of the 10-K Report.) The California Supreme Court has declined to hear Ford's appeal of the trial court's class certification and class notice orders. Ford will have the right to appeal those orders after entry of any adverse final judgment in the case. In addition, the trial court modified its earlier class notice order and indicated that it will require plaintiffs to bear most of the expense of disseminating notice to the class. In related developments, in June 1998 the Chief Counsel of the National Highway Traffic Safety Administration (the "Safety Administration") released a letter rejecting many of the allegations made by the plaintiffs and the Safety Administration's former chief investigator that Ford improperly withheld information and documents during prior investigations of the TFI module. The Chief Counsel's letter did, however, state that Ford had failed to produce six documents responsive to agency information requests. The Safety Administration declined to impose a civil penalty but directed Ford to alter its approach to responding to agency information requests. The Safety Administration also declined to consider whether the receipt of the six documents would have caused the agency to alter its decision to close the TFI-related investigations without action.

--------------------------

Airbag. (Previously discussed in the third paragraph on page 20 of the 10-K Report.) The Company moved for dismissal or summary judgment on claims asserted by plaintiffs in the Louisiana case (which was consolidated in federal court) and in the Alabama case. In May 1998, the federal court in Louisiana dismissed all claims asserted in that case. The deadline for appeal of this dismissal has passed, and the plaintiffs have not filed a notice of appeal. In the Alabama lawsuit, the trial court denied Ford's motion for change of venue and Ford has petitioned the Alabama Supreme Court for review. The trial court has stayed the case pending a decision by the Alabama Supreme Court on the venue issue. Ford's motion to dismiss the Alabama action is pending.


Other Matters
-------------

Lemelson Patent Case. (Previously discussed in the last paragraph on page 21 of the 10-K Report.) Ford and the Lemelson interests settled their patent litigation in May 1998. The settlement with Lemelson resolves all issues involved in the lawsuit and provides Ford with a license under more than 200 Lemelson patents that currently exist, as well as future Lemelson patents that may issue. The amount of the settlement payment, which is required to be kept confidential by the terms of the settlement, is not material. The settlement also includes an option for Ford suppliers to settle their individual differences with Lemelson at royalty rates that are significantly better than those offered to others in the past.


Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

On May 14, 1998, the 1998 Annual Meeting of Stockholders of the Company was held. Following is a brief description of the matters voted upon at the meeting and a tabulation of the voting therefor:

Proposal 1 Election of Directors. The following persons were elected directors of the Company based on the number of votes set forth opposite their respective names:

                                                                Number of Votes
                                                     ---------------------------------------
               Nominee                                    For                      Not For
         ------------------------                    -------------                ----------
         Michael D. Dingman                          1,723,594,962                12,007,994
         Edsel B. Ford II                            1,724,795,208                10,807,748
         William C. Ford                             1,724,394,522                11,208,434
         William C. Ford, Jr.                        1,724,634,448                10,968,508
         Irvine O. Hockaday, Jr.                     1,724,890,703                10,712,253
         Marie-Josee Kravis                          1,724,037,150                11,565,806
         Ellen R. Marram                             1,724,939,214                10,663,742
         Homer A. Neal                               1,724,046,895                11,556,061
         Carl E. Reichardt                           1,722,497,672                13,105,284
         John L. Thornton                            1,721,296,822                14,306,134
         Alex Trotman                                1,724,267,682                11,335,274

There were no broker non-votes with respect to the election of directors.

Proposal 2 Ratification of Selection of Independent Public Accountants. A proposal to ratify the selection of PricewaterhouseCoopers LLP (successor to Coopers & Lybrand L.L.P.) as independent public accountants to audit the books of account and other corporate records of the Company for 1998 was adopted, with 1,726,819,761 votes cast for, 4,388,477 votes cast against, 4,394,718 votes abstained and no broker non-votes.

------------------------------------------------------------

Proposal 3 Relating to the Company's Annual Incentive Compensation Plan. A proposal relating to the approval of Annual Incentive Awards to Certain Executives under the Company's Annual Incentive Compensation Plan and termination of the Company's Supplemental Compensation Plan was adopted, with 1,671,842,967 votes cast for, 53,146,694 votes cast against, 10,613,295 votes abstained and no broker non-votes.

Proposal 4 Relating to the Company's 1998 Long-Term Incentive Plan. A proposal relating to the approval of stock options and stock awards to certain executives under the Company's 1998 Long-Term Incentive Plan was adopted, with 1,229,983,439 votes cast for, 386,267,273 votes cast against, 13,113,261 votes abstained and 106,238,983 broker non-votes.

Proposal 5 Relating to the Company's Savings and Stock Investment Plan. A proposal relating to the approval of an amendment to the Company's Savings and Stock Investment Plan for Salaried Employees was adopted, with 1,690,793,269 votes cast for, 28,544,032 votes cast against, 16,265,655 votes abstained and no broker non-votes.

Proposal 6 Relating to Political Non-partisanship. A proposal relating to the affirmation of the Company's Political Non-partisanship was rejected, with 1,525,194,983 votes cast against, 50,217,254 votes cast for, 42,569,912 votes abstained and 117,620,807 broker non-votes.

Proposal 7 Relating to the Company's Dealings with China and the former Soviet Union. A proposal relating to the Company's dealings with China and the former Soviet Union was rejected, with 1,519,731,025 votes cast against, 46,616,777 votes cast for, 51,634,347 votes abstained and 117,620,807 broker non-votes.

Proposal 8 Relating to a Report on Global Warming. A proposal relating to a Company report on Global Warming was rejected, with 1,530,749,878 votes cast against, 47,957,192 votes cast for, 39,275,079 votes abstained and 117,620,807 broker non-votes.

Proposal 9 Relating to a Proposed Review of Executive Compensation. A proposal relating to a review and report on the Company's executive compensation was rejected, with 1,503,703,516 votes cast against, 69,737,461 votes cast for, 44,541,172 votes abstained and 117,620,807 broker non-votes.

Proposal 10 Relating to Independent Directors on Key Board Committees. A proposal relating to independent directors on key board committees was rejected, with 1,358,955,615 votes cast against, 234,217,230 votes cast for, 24,796,804 votes abstained and 117,633,307 broker non-votes.


Item 5.  Other Information
--------------------------

Fastener Quality Act. (Previously discussed in the second paragraph on page 14 of Ford's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.) The effective date for the implementation of the Fastener Quality Act of 1990 has been administratively extended to October 24, 1998. Congress is considering a bill which would delay the effective date of the Act by up to one year and would require the Secretary of Commerce to review the Act and make recommendations regarding necessary and appropriate changes to the Act. The House of Representatives has passed the bill, and it is currently pending in the Senate.


                                                                                 Supplemental Schedule



                                                Ford Motor Company

                                   CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                                   ---------------------------------------------
                                                   (in millions)


Ford Capital B.V.
                                                               June 30,                 December 31,
                                                                 1998                       1997
                                                           --------------             --------------
                                                                         (unaudited)

Current assets                                                $1,280                     $2,046
Noncurrent assets                                              2,391                      2,390
                                                              ------                     ------
  Total assets                                                $3,671                     $4,436
                                                              ======                     ======

Current liabilities                                           $  766                     $1,551
Noncurrent liabilities                                         2,437                      2,433
Minority interests in net
 assets of subsidiaries                                           15                         14
Stockholder's equity                                             453                        438
                                                              ------                     ------
  Total liabilities and
   stockholder's equity                                       $3,671                     $4,436
                                                              ======                     ======



                                                           Second Quarter               First Half
                                                        ---------------------      --------------------
                                                          1998         1997          1998        1997
                                                        --------    ---------      --------    --------
                                                            (unaudited)                 (unaudited)

Sales and other revenue                                  $638        $637         $1,279       $1,381

Operating income                                            3          12             30           46
Income before income taxes                                 12           0             30           21
Net income/(loss)                                           8         (11)            14           (3)





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

     (a)   Exhibits
           --------

           Please refer to the Exhibit Index on page 24.

     (b)   Reports on Form 8-K
           -------------------

           The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 1998:

           Current Report on Form 8-K dated April 7, 1998 included pro forma condensed statements of income of Ford and its consolidated subsidiaries for the year ended December 31, 1997 and the quarter ended March 31, 1998, reflecting Ford's results of operations without The Associates for those periods.

           Current Report on Form 8-K dated April 8, 1998 included information relating to Ford's completion of its distribution of The Associates stock and cash to shareholders.

           Current Report on Form 8-K dated April 16, 1998 included information relating to Ford's first quarter 1998 financial results.

           Current Report on Form 8-K dated June 23, 1998 included information relating to the reinvestment in Ford common stock by participants in U.S. employee savings plans of a portion of the cash distribution made by Ford to its U.S. employee savings plans on April 7,1998 in connection with the spin-off of The Associates.





                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               FORD MOTOR COMPANY
                                      -------------------------------------

                                                 (Registrant)



Date:   July 15, 1998                 By:    /s/  William J. Cosgrove
        -------------                    ----------------------------------
                                                  William J. Cosgrove
                                                  Corporate Controller
                                                  (principal accounting officer)

                                  EXHIBIT INDEX
                                  -------------


    Designation                                                Description
    -----------------------    -----------------------------------------------------------------------------
    Exhibit 10                 Amendments to Ford Motor Company Deferred Compensation Plan, effective as of
                               July 8, 1998.

    Exhibit 12                 Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to
                               Combined Fixed Charges and Preferred Stock Dividends.

    Exhibit 15                 Letter of PricewaterhouseCoopers LLP,
                               Independent Public Accountants, dated July 14,
                               1998, relating to Financial Information.

    Exhibit 27.1               Financial Data Schedule, Conglomerate Totals, for the Six Months Ended June 30,
                               1998 (included with electronic EDGAR filing only).

    Exhibit 27.2               Financial Data Schedule, Automotive Segment, for the Six Months Ended June 30,
                               1998 (included with electronic EDGAR filing only).

    Exhibit 27.3               Financial Data Schedule, Financial Services Segment, for the Six Months Ended
                               June 30, 1998 (included with electronic EDGAR filing only).