Form 10-Q
period 1998-09-30
FORD MOTOR CO
filed 1998-10-15
CIK 37996

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q




(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

     For the quarterly period ended          September 30, 1998           OR
                                    ---------------------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1998, the Registrant had outstanding 1,139,158,787 shares of Common Stock and 70,852,076 shares of Class B Stock.



              Exhibit index located on sequential page number 24


                                            Ford Motor Company and Subsidiaries

                                                         HIGHLIGHTS
                                                         ----------

                                                                  Third Quarter                          Nine Months
                                                           ----------------------------          --------------------------
                                                              1998            1997                 1998            1997
                                                           ------------    ------------          -----------    -----------
                                                                  (unaudited)                          (unaudited)
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- North America                                                  993           1,033                 3,174          3,314
- Outside North America                                          496             563                 1,835          1,842
                                                               -----           -----                 -----          -----
    Total                                                      1,489           1,596                 5,009          5,156
                                                               =====           =====                 =====          =====

Sales and revenues (in millions)
- Automotive                                               $  26,494       $  28,196             $  86,879      $  91,038
- Financial Services                                           6,146           7,900                19,634         22,637
                                                           ---------       ---------             ---------      ---------
    Total                                                  $  32,640       $  36,096             $ 106,513      $ 113,675
                                                           =========       =========             =========      =========

Net income (in millions)
- Automotive                                               $     646       $     634             $   3,932      $   3,373
- Financial Services (excl. The Associates)                      355             272                   964          1,143
                                                           -----------     ---------             ---------      ---------
   Subtotal                                                    1,001             906                 4,896          4,516
- The Associates                                                   -             219                   177            608
- Gain on spin-off of The Associates                               -               -                15,955              -
                                                           ---------       ---------             ---------      ---------
    Total                                                  $   1,001       $   1,125             $  21,028      $   5,124
                                                           =========       =========             =========      =========


Capital expenditures (in millions)
- Automotive                                               $   1,908       $   2,268             $   5,668      $   5,753
- Financial Services                                             147             147                   398            413
                                                           ---------       ---------             ---------      ---------
    Total                                                  $   2,055       $   2,415             $   6,066      $   6,166
                                                           =========       =========             =========      =========

Automotive capital expenditures as a
 percentage of sales                                             7.2%            8.0%                  6.5%           6.3%

Stockholders' equity at September 30
- Total (in millions)                                      $  23,718       $  29,677             $  23,718      $  29,677
- After-tax return on Common and
   Class B stockholders' equity                                 17.2%           15.4%                 28.0%          24.6%

Automotive net cash at September 30
 (in millions)
- Cash and marketable securities                           $  22,911       $  19,320             $  22,911      $  19,320
- Debt                                                         9,822           8,207                 9,822          8,207
                                                           ---------       ---------             ---------      ---------
   Automotive net cash                                     $  13,089       $  11,113             $  13,089      $  11,113
                                                           =========       =========             =========      =========

After-tax return on sales
- North American Automotive                                      4.5%            3.1%                  5.7%           4.8%
- Total Automotive                                               2.5%            2.3%                  4.6%           3.7%

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                                   1,212           1,198                 1,211          1,193
- Number outstanding at September 30                           1,210           1,200                 1,210          1,200

Common Stock price (per share)
(adjusted to reflect The Associates
 spin-off)
- High                                                     $ 61-7/16       $30-13/16             $61-7/16       $30-13/16
- Low                                                        40-5/8         25-33/64              28-15/32       20-3/64

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income assuming dilution
- Automotive                                               $    0.52       $    0.51             $    3.16      $    2.74
- Financial Services (excl. The Associates)                     0.28            0.22                  0.78           0.93
                                                           ---------       ---------             ---------      ---------
   Subtotal                                                     0.80            0.73                  3.94           3.67
- The Associates                                                   -            0.18                  0.14           0.50
- Premium on Series B Preferred Stock repurchase                   -               -                 (0.07)             -
- Gain on spin-off of The Associates                               -               -                 12.89              -
                                                           ---------       ----------            ---------     ---------
    Total                                                  $    0.80       $    0.91             $   16.90     $    4.17
                                                           =========       =========             =========     =========

Cash dividends                                             $    0.42       $    0.42             $    1.26     $   1.225


                                            Ford Motor Company and Subsidiaries

                                                     VEHICLE UNIT SALES
                                                     ------------------

                                     For the Periods Ended September 30, 1998 and 1997
                                                       (in thousands)



                                                    Third Quarter                             Nine Months
                                               -------------------------              -------------------------
                                                 1998             1997                  1998             1997
                                               --------         --------              --------         --------
                                                    (unaudited)                             (unaudited)
North America
United States
 Cars                                            377              399                 1,136            1,205
 Trucks                                          545              541                 1,770            1,824
                                               -----            -----                 -----            -----
  Total United States                            922              940                 2,906            3,029

Canada                                            51               73                   193              228
Mexico                                            20               20                    75               57
                                               -----            -----                 -----            -----

  Total North America                            993            1,033                 3,174            3,314

Europe
Britain                                          105              106                   396              342
Germany                                           78              100                   301              323
Italy                                             31               43                   149              178
France                                            35               36                   117              112
Spain                                             27               28                   109              112
Other                                             71               45                   282              227
                                               -----            -----                 -----            -----

  Total Europe                                   347              358                 1,354            1,294

Other international
Brazil                                            50               65                   144              165
Argentina                                         22               45                    81              112
Australia                                         34               35                    98              101
Taiwan                                            17               20                    65               62
Japan                                              6                9                    20               30
Other                                             20               31                    73               78
                                               -----            -----                 -----            -----

  Total other international                      149              205                   481              548
                                               -----            -----                 -----            -----

Total worldwide vehicle unit sales             1,489            1,596                 5,009            5,156
                                               =====            =====                 =====            =====


Vehicle unit sales generally are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers

Prior periods restated to correct reported unit sales



                                               Part I. Financial Information
                                               -----------------------------

Item 1.  Financial Statements
-----------------------------

                                             Ford Motor Company and Subsidiaries
                                              CONSOLIDATED STATEMENT OF INCOME
                                              --------------------------------
                                     For the Periods Ended September 30, 1998 and 1997
                                                       (in millions)

                                                                    Third Quarter                      Nine Months
                                                              --------------------------      --------------------------
                                                                1998            1997             1998            1997
                                                              ----------     -----------      -----------     ----------
                                                                     (unaudited)                     (unaudited)
AUTOMOTIVE
Sales                                                         $26,494        $28,196          $86,879         $91,038

Costs and expenses (Note 2)
Costs of sales                                                 24,139         25,681           75,926          81,135
Selling, administrative and other expenses                      1,578          1,669            5,448           4,909
                                                              -------        -------          -------         -------
  Total costs and expenses                                     25,717         27,350           81,374          86,044

Operating income                                                  777            846            5,505           4,994

Interest income                                                   322            253              962             802
Interest expense                                                  198            192              605             592
                                                              -------        -------          -------         -------
  Net interest income                                             124             61              357             210
Equity in net income/(loss) of affiliated companies                23              0               31             (65)
Net expense from transactions with
 Financial Services                                               (56)           (15)            (143)            (68)
                                                              -------        -------          -------         -------

Income before income taxes - Automotive                           868            892            5,750           5,071

FINANCIAL SERVICES
Revenues                                                        6,146          7,900           19,634          22,637

Costs and expenses
Interest expense                                                1,830          2,430            6,025           7,208
Depreciation                                                    2,220          2,011            6,415           5,550
Operating and other expenses                                    1,114          1,727            3,783           4,801
Provision for credit and insurance losses                         393            835            1,461           2,474
                                                              -------        -------          -------         -------
  Total costs and expenses                                      5,557          7,003           17,684          20,033
Net revenue from transactions with Automotive                      56             15              143              68
Gain on spin-off of The Associates (Note 3)                         -              -           15,955               -
Gain on sale of Common Stock of a subsidiary
 (Note 4)                                                           -              -                -             269
                                                              -------        -------          -------         -------

Income before income taxes - Financial Services                   645            912           18,048           2,941
                                                              -------        -------          -------         -------

TOTAL COMPANY
Income before income taxes                                      1,513          1,804           23,798           8,012
Provision for income taxes                                        482            595            2,646           2,675
                                                              -------        -------          -------         -------
Income before minority interests                                1,031          1,209           21,152           5,337
Minority interests in net income of subsidiaries                   30             84              124             213
                                                              -------        -------          -------         -------
Net income                                                    $ 1,001        $ 1,125          $21,028         $ 5,124
                                                              =======        =======          =======         =======
Income attributable to Common and Class B Stock
 after preferred stock dividends                              $   997        $ 1,112          $20,925         $ 5,083

Average number of shares of Common and Class B
 Stock outstanding                                              1,212          1,198            1,211           1,193

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

Basic Income (Note 5)                                         $  0.82        $  0.93          $ 17.29         $  4.26

Diluted Income (Note 5)                                       $  0.80        $  0.91          $ 16.90         $  4.17

Cash dividends                                                $  0.42        $  0.42          $  1.26         $ 1.225


The accompanying notes are part of the financial statements.



                                            Ford Motor Company and Subsidiaries

                                                 CONSOLIDATED BALANCE SHEET
                                                 --------------------------
                                                       (in millions)

                                                                                          September 30,      December 31,
                                                                                              1998               1997
                                                                                         ----------------   --------------
                                                                                           (unaudited)
ASSETS
Automotive
Cash and cash equivalents                                                                 $  5,147           $  6,316
Marketable securities                                                                       17,764             14,519
                                                                                          --------           --------
   Total cash and marketable securities                                                     22,911             20,835

Receivables                                                                                  3,013              3,097
Inventories (Note 6)                                                                         6,387              5,468
Deferred income taxes                                                                        3,290              3,249
Other current assets                                                                         3,918              3,782
Net current receivable from Financial Services                                                   0                416
                                                                                          --------           --------
   Total current assets                                                                     39,519             36,847

Equity in net assets of affiliated companies                                                 2,253              1,951
Net property                                                                                36,480             34,594
Deferred income taxes                                                                        2,862              3,712
Other assets                                                                                 7,128              7,975
                                                                                          --------           --------
   Total Automotive assets                                                                  88,242             85,079

Financial Services
Cash and cash equivalents                                                                    1,235              1,618
Investments in securities                                                                    1,634              2,207
Net receivables and lease investments                                                      124,519            175,417
Other assets                                                                                12,748             14,776
Net receivable from Automotive                                                                 136                  0
                                                                                          --------           --------
   Total Financial Services assets                                                         140,272            194,018
                                                                                          --------           --------

   Total assets                                                                           $228,514           $279,097
                                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                            $ 11,197           $ 11,997
Other payables                                                                               2,887              2,557
Accrued liabilities                                                                         18,441             16,250
Income taxes payable                                                                         1,865              1,358
Debt payable within one year                                                                 1,168              1,129
Net current payable to Financial Services                                                      136                  0
                                                                                          --------           --------
   Total current liabilities                                                                35,694             33,291

Long-term debt                                                                               8,654              7,047
Other liabilities                                                                           30,048             28,899
Deferred income taxes                                                                        1,137              1,210
                                                                                          --------           --------
   Total Automotive liabilities                                                             75,533             70,447

Financial Services
Payables                                                                                     4,690              4,539
Debt                                                                                       113,633            160,071
Deferred income taxes                                                                        4,719              4,347
Other liabilities and deferred income                                                        5,544              7,865
Net payable to Automotive                                                                        0                416
                                                                                          --------           --------
   Total Financial Services liabilities                                                    128,586            177,238

Company-obligated mandatorily redeemable preferred securities of a subsidiary
 trust holding solely junior subordinated debentures of the Company (Note 7)                   677                678

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate liquidation preference
  of $177 million and $637 million)                                                              *                  *
 Common Stock, par value $1.00 per share (1,151 and 1,132 million shares issued)             1,151              1,132
 Class B Stock, par value $1.00 per share (71 million shares issued)                            71                 71
Capital in excess of par value of stock                                                      5,332              5,564
Accumulated other comprehensive income                                                      (1,215)            (1,228)
ESOP loan and treasury stock                                                                  (797)               (39)
Earnings retained for use in business                                                       19,176             25,234
                                                                                          --------           --------
   Total stockholders' equity                                                               23,718             30,734
                                                                                          --------           --------

   Total liabilities and stockholders' equity                                             $228,514           $279,097
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



                                            Ford Motor Company and Subsidiaries

                                       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                       ----------------------------------------------

                                     For the Periods Ended September 30, 1998 and 1997
                                                       (in millions)


                                                                           Nine Months 1998               Nine Months 1997
                                                                      ----------------------------   ---------------------------
                                                                                       Financial                      Financial
                                                                       Automotive      Services       Automotive      Services
                                                                      -------------   ------------   -------------   -----------
                                                                              (unaudited)                   (unaudited)
Cash and cash equivalents at January 1                                 $ 6,316        $  1,618        $ 3,578        $  3,689

Cash flows from operating activities before securities trading          11,570          11,060         11,835           9,449
Net (purchases)/sales of trading securities                             (3,473)           (114)        (2,075)            136
                                                                       -------        --------        -------        --------
   Net cash flows from operating activities                              8,097          10,946          9,760           9,585

Cash flows from investing activities
 Capital expenditures                                                   (5,668)           (398)        (5,753)           (413)
 Purchase of leased assets                                                (110)              -           (332)              -
 Acquisitions of receivables and lease investments                           -         (62,031)             -         (86,947)
 Collections of receivables and lease investments                            -          44,147              -          67,246
 Net acquisitions of daily rental vehicles                                   -          (1,854)             -          (1,231)
 Purchases of securities                                                  (341)         (1,838)             0          (2,329)
 Sales and maturities of securities                                        570           1,229              0           2,835
 Proceeds from sales of receivables and lease investments                    -           8,146              -           1,578
 Net investing activity with Financial Services                            187               -            (23)              -
 Other                                                                     (80)           (768)            72            (150)
                                                                       -------        --------        -------        --------
   Net cash used in investing activities                                (5,442)        (13,367)        (6,036)        (19,411)

Cash flows from financing activities
 Cash dividends                                                         (4,787)             (4)        (1,503)            (25)
 Issuance of Common Stock                                                  207               -            229               -
 Issuance of Common Stock of a subsidiary (Note 4)                           -               -              -             453
 Purchase of Ford Treasury Stock                                          (446)              -              -               -
 Preferred stock - Series B repurchase, Series A redemption               (420)              -              -               -
 Changes in short-term debt                                                518          (1,063)          (568)          1,376
 Proceeds from issuance of other debt                                    2,279          19,245          1,225          17,823
 Principal payments on other debt                                       (1,273)        (14,745)          (655)        (12,250)
 Net financing activity with Automotive                                      -            (187)             -              23
 Spin-off of The Associates cash                                             -            (508)             -               -
 Other                                                                    (405)           (218)            (8)             (5)
                                                                       -------        --------        -------        ---------
   Net cash (used in)/provided by financing activities                  (4,327)          2,520         (1,280)          7,395

Effect of exchange rate changes on cash                                    (49)             70            (79)            (57)
Net transactions with Automotive/Financial Services                        552            (552)          (916)            916
                                                                       -------        --------        -------        --------

   Net (decrease)/increase in cash and cash equivalents                 (1,169)           (383)         1,449          (1,572)
                                                                       ------- -      --------        -------        --------

Cash and cash equivalents at September 30                              $ 5,147        $  1,235        $ 5,027        $  2,117
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

2. Selected Automotive costs and expenses are summarized as follows (in millions):


                                             Third Quarter                      Nine Months
                                          ---------------------              ---------------------
                                            1998        1997                   1998         1997
                                          ---------    --------              ---------    --------
       Depreciation                        $719         $701                 $2,078       $2,051
       Amortization                         755          824                  2,093        2,330


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

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)


3.  Spin-off of The Associates (continued)
     Pro forma condensed income statement information of Ford and its consolidated subsidiaries for the quarter and nine months ended September 30, 1997, reflecting Ford's results of operations without The Associates for those time periods, is as follows:

                                                          1997
                                              ----------------------------
                                                Third             Nine
                                               Quarter           Months
                                              -----------     ------------
       Assume separate adjustment for
          goodwill amortization:

       Net Income                               $ 915           $4,543

       Amounts per share of Common
          and Class B Stock
              Basic Income                      $0.75           $ 3.78
              Diluted Income                    $0.74           $ 3.70

       Before adjustment for goodwill
          amortization:

       Net Income                               $ 906           $4,516

       Amounts per share of Common
          and Class B Stock
              Basic Income                      $0.75           $ 3.75
              Diluted Income                    $0.73           $ 3.67



     The Company's results in Nine Months 1998 include Ford's share of The Associates earnings through the record date, March 12, 1998 ($177 million, $0.14 per diluted share).


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

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)


5.   Income Per Share of Common and Class B Stock (Continued)

     Income per share of Common and Class B Stock was as follows (in millions, except per share amounts):


                                                         Third Quarter 1998         Third Quarter 1997
                                                       -----------------------    -----------------------
                                                         Income      Shares         Income       Shares
                                                       -----------  ----------    ----------   ----------
      Net income                                       $ 1,001       1,212         $1,125        1,198
      Preferred stock dividend requirements                 (4)          -            (13)           -
      Issuable and uncommitted ESOP shares                   -          (3)             -            -
                                                       -------       -----         ------        -----
      Basic income and shares                          $   997       1,209         $1,112        1,198

      Basic income per share                           $  0.82                     $ 0.93
      ----------------------

      Basic income and shares                          $   997       1,209         $1,112        1,198
      Net dilutive effect of options                         -          31              -           23
      Convertible preferred stock and other                  -           -              2            9
                                                       -------       -----         ------        -----
      Diluted income and shares                        $   997       1,240         $1,114        1,230

      Diluted income per share                         $  0.80                     $ 0.91
      ------------------------


                                                          Nine Months 1998           Nine Months 1997
                                                       -----------------------    -----------------------
                                                         Income      Shares        Income        Shares
                                                       -----------  ----------    ----------   ----------
      Net income                                       $21,028       1,211         $5,124        1,193
      Preferred stock dividend requirements               (103)          -            (41)           -
      Issuable and uncommitted ESOP shares                   -          (1)             -           (1)
                                                       -------       -----         ------        -----
      Basic income and shares                          $20,925       1,210         $5,083        1,192

      Basic income per share                           $ 17.29                     $ 4.26
      ----------------------

      Basic income and shares                          $20,925       1,210         $5,083        1,192
      Net dilutive effect of options                         -          28              -           19
      Convertible preferred stock and other                 (1)          -              8           10
                                                       -------       -----         ------        -----
      Diluted income and shares                        $20,924       1,238         $5,091        1,221

      Diluted income per share                         $ 16.90                     $ 4.17
      ------------------------


6. Automotive inventories are summarized as follows (in millions):


                                                                     September 30,       December 31,
                                                                         1998                1997
                                                                     -------------       ------------
     Raw materials, work in process and supplies                         $3,140              $2,875
     Finished products                                                    3,247               2,593
                                                                         ------              ------
        Total inventories                                                $6,387              $5,468
                                                                         ======              ======

     U.S. inventories                                                    $2,088              $1,993


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

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)


8. Comprehensive Income - Ford adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains and losses on investments in equity securities.
     Total comprehensive income is summarized as follows (in millions):


                                                  Third Quarter                       Nine Months
                                               ---------------------            ----------------------
                                                1998         1997                 1998          1997
                                               --------     --------            ---------     --------
       Net income                              $1,001       $1,125              $21,028       $5,124
       Other comprehensive income                 281         (147)                  13         (886)
                                               ------       ------              -------       ------
         Total comprehensive income            $1,282       $  978              $21,041       $4,238
                                               ======       ======              =======       ======

 [PricewaterhouseCoopers LLP letterhead]



                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Ford Motor Company


We have reviewed the consolidated balance sheet of Ford Motor Company and Subsidiaries at September 30, 1998 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in the Ford Motor Company Quarterly Report on Form 10-Q for the quarter ended September 30, 1998. These financial statements are the responsibility of the Company's management.

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




/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
October 13, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

OVERVIEW

The company's worldwide net income was $1,001 million in third quarter 1998, or $0.80 per diluted share of Common and Class B Stock, compared with $1,125 million, or $0.91 per diluted share in third quarter 1997. Excluding The Associates' earnings contribution of $219 million, Ford's third quarter 1997 operating earnings were $906 million, or $0.73 per diluted share. The company's worldwide sales and revenues were $32.6 billion in third quarter 1998, down $3,456 million from a year ago. Vehicle unit sales of cars and trucks were 1,489,000, down 107,000 units. Stockholders' equity was $23.7 billion at September 30, 1998, down $7 billion compared with December 31, 1997, reflecting primarily The Associates spin-off.


RESULTS OF OPERATIONS

The company's worldwide net income for the Automotive sector in third quarter 1998 and 1997 and first nine months 1998 and 1997 was as follows (in millions):

                                          Third Quarter                        Nine Months
                                 -----------------------------       ---------------------------
                                                         1998                             1998
                                                         O/(U)                            O/(U)
                                    1998      1997       1997          1998      1997     1997
                                 ---------  --------   -------       --------  -------   -------
North American Automotive          $ 900     $ 620     $ 280          $3,565    $3,081    $ 484

Automotive Outside North America
- Europe                            (273)     (147)     (126)            267       115      152
- South America                      (44)      133      (177)            (75)      111     (186)
- Other                               63        28        35             175        66      109
                                   -----     -----     -----          ------    ------    -----
 Total Automotive Outside
  North America                     (254)       14      (268)            367       292       75
                                   -----     -----     -----          ------    ------    -----
    Total Automotive Sector        $ 646     $ 634     $  12          $3,932    $3,373    $ 559
                                   =====     =====     =====          ======    ======    =====

The Automotive sector includes Automotive operations and Visteon Automotive Systems, the company's automotive systems enterprise.

The company's worldwide net income for Financial Services group in third quarter 1998 and 1997 and first nine months 1998 and 1997 was as follows (in millions):

                                          Third Quarter                        Nine Months
                                 ---------------------------------    ---------------------------
                                                            1998                            1998
                                                            O/(U)                           O/(U)
                                    1998      1997          1997        1998      1997      1997
                                 ---------  --------       ------     --------  -------   -------
Ford Credit                         $272      $258          $  14     $   850    $  813    $   37
Hertz                                119        93             26         229       167        62
Gain on Hertz IPO                      -         -              -           -       269      (269)
Minority interests, Eliminations,
 and Other                           (36)      (79)            43        (115)     (106)       (9)
                                    ----      ----          -----     -------    ------   -------
   Financial Services (excluding
    The Associates)                  355       272             83         964     1,143      (179)
The Associates                         -       219           (219)        177*      608      (431)
Gain on spin-off of
 The Associates                        -         -              -      15,955         -    15,955
                                    ----      ----          -----     -------    ------   -------
     Total Financial Services       $355      $491          $(136)    $17,096    $1,751   $15,345
                                    ====      ====          =====     =======    ======   =======


Memo: Ford's share of earnings in
Hertz                               $ 96      $ 75          $  21     $   185    $  140   $    45

- - - - -
* Through March 12, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

THIRD QUARTER 1998 COMPARED WITH THIRD QUARTER 1997

Automotive Sector
-----------------

Worldwide earnings for Ford's Automotive sector were $646 million in third quarter 1998 on sales of $26.5 billion, compared with $634 million in third quarter 1997 on sales of $28.2 billion. Increased earnings reflect primarily continued cost reductions, offset partially by lower volume. Adjusted for constant volume and mix, total automotive costs were down $600 million compared with third quarter a year ago.

Automotive sector earnings in North America were $900 million in third quarter 1998, up $280 million compared with a year ago. The increase reflects primarily favorable cost performance, offset partially by lower volumes. The after-tax return on sales was 4.5% in third quarter 1998, up 1.4 points from a year ago.

The seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.3 million units in third quarter 1998, down from 15.8 million units in third quarter 1997. The company expects car and truck industry sales for full-year 1998 to be slightly higher than the 15.5 million units in 1997. Ford's combined U.S. car and truck share was 25.9% in third quarter 1998, up 1.3 points from a year ago, which was more than explained by stronger truck share.

Automotive sector losses in Europe were $273 million, $126 million worse than third quarter a year ago. The deterioration reflected costs associated with the Focus launch and lower export sales, offset partially by cost reductions.

The seasonally-adjusted annual selling rate for the European car and truck industry was 16.8 million units in third quarter 1998, up from 15.6 million units in third quarter 1997. European car and truck industry sales for full-year 1998 are expected to be about 15.6 million units. Ford's combined European car and truck market share was 10.1% in third quarter 1998, down 1.2 points from a year ago. The reduction was primarily due to the Focus launch.

Automotive sector losses in South America were $44 million in third quarter 1998, compared with a profit of $133 million in the third quarter a year ago, reflecting lower volume and higher marketing costs. Ford is reducing production in Brazil and Argentina in the fourth quarter, and is considering other actions because of anticipated weak demand through 1999.

In third quarter 1998, the seasonally-adjusted annual selling rate for the Brazilian car and truck industry totaled 1.6 million units, compared with 2.1 million units in third quarter a year ago. For full-year 1998, the company expects car and truck industry sales in Brazil to be about 1.5 million units. Ford's combined car and truck share in Brazil was 13% in third quarter 1998, down 2.7 points from third quarter 1997 reflecting an increasingly competitive environment.

Visteon earned $150 million on revenues of $4,097 million in third quarter 1998, compared with $114 million on revenues of $3,937 million in third quarter a year ago. The improvement in earnings reflects primarily cost reductions and increased revenue. The after-tax return on sales was 3.7%, up 8/10 of a point compared to the prior year.

Voluntary employee separation programs in North America and Europe have been announced. Costs for these programs will be determined and reported in fourth quarter 1998. In addition, in early October 1998, Ford and others submitted bids for Kia Motor Corporation. Ford could incur a pre-tax charge of up to $150 million with respect to its financial exposure to Kai Motor Corporation based on the outcome of the bidding. Ford also expects to incur in fourth quarter 1998 a pre-tax charge of about $100 million in connection with the transfer of its Batavia, Ohio transmission plant to the recently announced joint venture between Ford and ZF Friedrichshafen AG for the production of vehicle transmissions.

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

Earnings at Ford Credit in third quarter 1998 were $272 million, up $14 million compared with third quarter a year ago. The increase primarily reflects lower credit losses and loss reserve requirements, higher gains on receivables sales, higher financing volumes, and lower operating costs. Lower net financing margins and higher effective tax rates are partial offsets. Net financing margins decreased compared with the same period a year ago primarily reflecting increased depreciation expense for leased vehicles. Higher depreciation expense is expected to continue to affect adversely Ford Credit's earnings for the remainder of 1998.

Earnings at Hertz in third quarter 1998 were $119 million (of which $96 million was Ford's share), up $26 million from the same period a year ago. The increase reflects primarily higher revenues and improved profit margins in worldwide car rental operations.


FIRST NINE MONTHS 1998 COMPARED WITH FIRST NINE MONTHS 1997

The company's operating earnings were $4,896 million, or $3.94 per diluted share of Common and Class B Stock, in the first nine months 1998, compared with $4,516 million, or $3.67 per diluted share, in first nine months 1997 excluding The Associates.

Operating results in first nine months 1998 exclude a one-time gain of $15,955 million, or $12.89 per diluted share, resulting from the spin-off of The Associates, and a one-time earnings per share reduction of $0.07 per share resulting from the premium paid to repurchase the company's Series B Cumulative Preferred Stock. Results in first nine months 1997 include a one-time gain of $269 million on the initial public offering of the common stock of Hertz, offset partially by a one-time charge of $169 million for restructuring actions. Including one-time factors, the company's reported earnings in first nine months 1998 were $21,028 million, or $16.90 per diluted share, compared with $5,124 million, or $4.17 per diluted share, in first nine months 1997. The company's results in first nine months 1998 include Ford's share of The Associates' earnings through March 12, the record date for the spin-off of The Associates.

The company's worldwide sales and revenues in first nine months 1998 were $106.5 billion, down $7.2 billion from a year ago. Vehicle unit sales of cars and trucks were 5,009,000, down 147,000 units.

Automotive Sector
-----------------

Worldwide earnings for Ford's Automotive sector were $3,932 million in first nine months 1998 on sales of $86.9 billion, compared with $3,373 million in first nine months 1997 on sales of $91 billion. The increase was explained primarily by lower costs offset partially by increased marketing costs and lower volume.

Earnings for the Automotive sector in North America were $3,565 million in first nine months 1998, up $484 million from first nine months 1997. The increase reflects lower costs, offset partially by increased marketing costs and lower volume. The North American Automotive after-tax return on sales was 5.7% in first nine months 1998, up 9/10 of a point from a year ago.

The seasonally-adjusted annual selling rate for the U.S. car and truck industry was 15.7 million units in first nine months 1998, compared with 15.5 million units in first nine months 1997. Ford's combined U.S. car and truck market share was 24.7%, down 4/10 of a point compared with a year ago.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

Automotive sector earnings in Europe in first nine months 1998 were $267 million, up $152 million from first nine months a year ago, reflecting continued cost reductions and higher volume, offset partially by Focus launch costs and higher marketing costs.

The seasonally-adjusted annual selling rate for the European car and truck industry was 15.9 million units in first nine months 1998, up from 14.8 million units in first nine months 1997. Ford's combined European car and truck market share was 10.6% in first nine months 1998, down 9/10 of a point from a year ago.

Automotive sector losses in South America were $75 million in first nine months 1998, compared with a profit of $111 million in first nine months a year ago, reflecting primarily the same factors as those described in the discussion of third quarter results of operations.

In first nine months 1998, the seasonally-adjusted annual selling rate for the Brazilian car and truck industry totaled 1.6 million units, compared with 2 million units in first nine months 1997. Ford's combined car and truck share in Brazil was 13.5% in first nine months 1998, down 1/10 of a point from first nine months 1997.

Visteon earned $580 million on revenues of $13,168 million in first nine months 1998, compared with $470 million on revenues of $12,810 million in first nine months a year ago. The improvement in earnings reflects primarily cost reductions, increased revenue, and volume and mix. The after-tax return on sales was 4.4% in first nine months 1998, up 7/10 of a point from a year ago.

Financial Services Group
------------------------

Lower earnings for Financial Services group for first nine months 1998 reflect primarily the non-reoccurrence of the Hertz IPO. Higher earnings at Ford Credit and Hertz in first nine months 1998, compared with first nine months 1997, reflected primarily the same factors as those described in the discussion of third quarter results of operations.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

Automotive cash and marketable securities were $22.9 billion at September 30, 1998, up $2.1 billion from December 31, 1997. The company paid $1.5 billion in quarterly cash dividends on its Common Stock, Class B Stock and Preferred Stock during first nine months 1998, and an additional $3.2 billion in cash dividends related to The Associates spin-off.

Automotive capital expenditures were $5.7 billion in first nine months 1998, down $85 million from the same period a year ago. Capital expenditures were 6.5% of sales in first nine months 1998, up 2/10 of a point from first nine months a year ago.

Automotive debt at September 30, 1998 totaled $9.8 billion, which was 29% of total capitalization (stockholders' equity and Automotive debt), compared with 21% of total capitalization at year-end 1997. The Automotive sector issued $2.2 billion in new debt during the third quarter. Approximately $1 billion of debt was transferred in the third quarter to Financial Services group, at prevailing market interest rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

For a discussion of support facilities available to the company's Automotive sector and Financial Services group, see the Liquidity and Capital Resources section in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

Financial Services Group
------------------------

The Associates spin-off primarily explains the declines discussed below.

Financial Services cash and investments in securities totaled $2.9 billion at September 30, 1998, down $900 million from December 31, 1997.

Net receivables and lease investments were $124.5 billion at September 30, 1998, down $50 million from December 31, 1997.

Total debt was $113.6 billion at September 30, 1998, down $37.9 billion from December 31, 1997.

Outstanding commercial paper at September 30, 1998 totaled $37.9 billion at Ford Credit and $2 billion at Hertz, with an average remaining maturity of 29 days and 31 days, respectively.


YEAR 2000 DATE CONVERSION

General
-------

An issue affecting Ford and others is the inability of many computer systems and applications to process the year 2000 and beyond ("Y2K"). To address this problem, in 1996, Ford initiated a global Y2K program to manage Ford's overall Y2K compliance effort. As part of this program, Ford established a global Central Program Office to coordinate Ford's Y2K compliance efforts. Ford also has established a Y2K Steering Committee comprised of senior executives to address compliance issues. Ford's Y2K program has been certified by the Information Technology Association of America as meeting its Y2K best practices standards.

State of Readiness
------------------

Ford has identified the following ten distinct areas for its Y2K compliance efforts:

Business Computer Systems: These include computer systems and applications relating to operations such as financial reporting, human resources, manufacturing, marketing and sales (including vehicle ordering), product engineering and design, purchasing, and treasury. A compliance plan has been developed for each business system, with particular attention given to critical systems. Ford has contracted with outside vendors for repair and testing work for some of these systems. Critical business systems are being verified independently for compliance.

Plant Floor Equipment: Ford has implemented a process to audit equipment and machinery in its 187 manufacturing and assembly plants and parts warehouse facilities to identify and determine actions for all non-compliant hardware and software. Strategies to repair or replace such equipment as necessary have been developed with key vendors to avoid production disruptions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

Suppliers: Ford has deployed, in conjunction with an industry trade association (the Automotive Industry Action Group), a process to pursue a common Y2K compliance approach with the automotive supply industry in North America. Similar actions are underway in Europe and the rest of the world. Y2K awareness and educational sessions have been made available to first, second, and third tier suppliers. Ford does business with approximately 5,000 vehicle production and critical nonproduction suppliers. Each of these suppliers has been asked to respond to a Y2K compliance questionnaire, and a majority of them have responded. Based on these responses, the criticality of the product or service being supplied and other factors, Ford will selectively audit Y2K compliance of these suppliers.

Vehicle Components: Although testing continues, Ford has determined that onboard computer systems in Ford vehicles are unaffected by the Y2K problem. The functionality of these systems is based generally on engine cycles or the time elapsed since the vehicle was started, not any particular date.

Affiliates: Ford Credit, Hertz, and other consolidated subsidiaries, as well as nonconsolidated joint ventures, have developed plans to address Y2K compliance similar to those of Ford. Over 200 affiliates have been contacted and are being monitored to ensure plans are in place to achieve timely Y2K compliance.

Product Development Test Equipment: This includes equipment and systems for testing vehicle emissions, safety, and performance. Actions are underway with suppliers to develop repair or replacement strategies for noncompliant equipment and systems.

End-User Computing: Ford's plan to ensure Y2K compliance of desktop computers used throughout the company includes the replacement or repair of all non-compliant computers and related software.

Technical Infrastructure: A dedicated testing facility has been established to repair and test Ford's critical systems infrastructures, such as wide area networks, local area networks, electronic data centers, and E-mail systems.

Dealers: Ford is handling the compliance of all Ford-developed dealer systems, such as vehicle and parts ordering systems. Dealer compliance efforts with respect to other systems is being monitored by Ford through various dealer service providers.

Physical Properties and Infrastructures: Ford is assessing the Y2K compliance of all its significant building systems, including energy and security systems. Actions are being taken to determine energy and other utility supplier preparedness.

Set forth below is a timetable showing Ford's internal target dates for compliance and the present status of compliance (at September 30, 1998) for each of the areas mentioned above. Ford has established these target dates well before December 31, 1999 to allow sufficient time to perform enterprise-wide testing and further validation of Ford's Y2K compliance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

Present status as of September 30, 1998


                                                Y2K Program Timing
                                                ------------------

                                     1996               1997              1998          1999         2000
                                     ----               ----              ----          ----         ----

Critical Business Computer Systems            -----Plan: 100% compliant by 12/98--
                                              Present Status:  75% compliant

Critical Plant Floor Equipment                            ----Plan: 100% compliant by 6/99-------
                                                          Present Status:  75%

Production and Critical                                   ----Plan: 100% ready* by 6/99----------
Non-Production Suppliers                                  Present Status: 85%

Vehicle Components                                ----Plan: 100% compliant by 6/99---------------
                                                  Present Status: 100%

Affiliates                                                ----Plan: 100% ready* by 6/99----------
                                                          Present Status: 90%

PD Test Equipment                                            ----Plan: 100% compliant by 6/99----
                                                             Present Status: 18%

Critical End-User Computing                       ----Plan: 100% compliant by 6/99---------------
                                                  Present Status: 20%

Technical Infrastructure                       ----Plan: 100% compliant by 6/99------------------
                                               Present Status: 75%

Dealers                                                   ----Plan: 100% compliant by 6/99-------
                                                          Present Status: 90%

Physical Properties and                                   ----Plan: 100% compliant by 6/99-------
Infrastructures                                            Present Status: 70%

*"Ready" means having a comprehensive Y2K program in place and a plan that will achieve compliance before January 1, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

Y2K Costs
---------

Ford estimates that it will spend about $375 million for its Y2K compliance efforts. This amount will be incurred over about a three-year period that commenced mid-1997 and will end mid-2000. Y2K compliance costs incurred through September 30, 1998 are estimated at about $110 million. Ford's annual Y2K costs relating to information technology have represented and are expected in the future to represent about 10% of Ford's total annual information technology budget.

Y2K Risks
---------

The most reasonably likely worst case scenario for Ford with respect to the Y2K problem is the failure of a supplier, including an energy supplier, to be Y2K compliant such that its supply of needed products or services to a Ford or supplier manufacturing facility is interrupted temporarily. This could result in Ford not being able to produce one or more vehicle lines for a period of time, which in turn could result in lost sales and profits.

Y2K Contingency Plans
---------------------

Ford has established a Y2K business resumption planning committee to evaluate business disruption scenarios, coordinate the establishment of Y2K contingency plans, and identify and implement preemptive strategies. Detailed contingency plans for critical business processes will be developed by March 1999.


EURO CONVERSION

A single currency called the euro will be introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union have agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro will be established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency.

The increased price transparency resulting from the use of a single currency in the eleven participating countries may affect the ability of Ford and other companies to price their products differently in the various European markets. A possible result of this is price harmonization at lower average prices for products sold in some markets. Nevertheless, differences in national value added tax regimes, national vehicle registration taxes, customer preferences for equipment and options, sizes and types of vehicles and engines, and trade-in values may reduce the potential for price harmonization.

Conversion to the euro may reduce the amount of Ford's exposure to changes in foreign exchange rates, due to the netting effect of having assets and liabilities denominated in a single currency as opposed to the various legacy currencies. As a result, Ford's foreign exchange hedging costs could be reduced. Conversely, because there will be less diversity in Ford's exposure to foreign currencies, movements in the euro's value in U.S. dollars could have a more pronounced effect, whether positive or negative, on Ford.

Ford has budgeted up to $50 million (including contingencies) for the period from 1997 through 2003 to cover the worldwide costs of preparing for and making operational changes to accommodate introduction of the euro. Certain of Ford's business functions will introduce euro-capability as of January 1, 1999, including, for example, systems for making and receiving certain payments, pricing and invoicing. Other business functions of Ford will be converted for the euro by the end of the transition period (December 31, 2001), but may be converted earlier where operationally efficient or cost-effective, or to meet customer needs.

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

                           Part II. Other Information

Item 1.  Legal Proceedings
--------------------------

Environmental Matters
---------------------

CCA Lawsuit. (Previously discussed in the second paragraph on page 18 of Ford's Annual Report on Form 10-K for the year ended December 31, 1997 (the "10-K Report").) In August 1998, the California Superior Court granted summary judgment in favor of Ford and the other manufacturers, dismissing the lawsuit filed by The Corporation for Clean Air, Inc. ("CCA"). The court held that CCA failed to credibly dispute the manufacturers' evidence that risks from exhaust from a single diesel vehicle fell well below the level that would trigger a warning under Proposition 65. The court further held that manufacturers are not responsible for providing warnings for environmental exposure to diesel exhaust emitted from vehicles that are not under the manufacturers' control.
CCA could appeal the court's decision.

Mobile Source Emissions Alleged Violation. (Previously discussed in the first paragraph on page 18 of Ford's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "Second Quarter 10-Q Report").) In August 1998, the U.S. District Court entered the consent decree agreed upon by Ford, the Department of Justice and the Environmental Protection Agency (the "EPA") relating to an engine control strategy included in certain vehicles.


Class Actions
-------------

Paint. (Previously discussed in the last paragraph on page 18 of the 10-K Report and in the first paragraph on page 19 of the Second Quarter 10-Q Report.) In August 1998, the court in the Landry case denied plaintiffs' motion for class certification. Plaintiffs are attempting to appeal that decision. The Nienhuis case was remanded to state court and the conditional transfer order was vacated. Ford intends to appeal the remand order. Ford removed the Clayman case to federal court and is seeking to have it consolidated with Landry.

TFI Module. (Previously discussed in the first paragraph on page 20 of the 10-K Report and in the last paragraph on page 19 of the Second Quarter 10-Q Report.) A trial in the California class action relating to distributor-mounted thick film ignition modules is scheduled to begin on March 5, 1999. The case involves a class of approximately 3.4 million members. Plaintiffs in the case are claiming, among other things, statutory damages of $1,000 per class member.

Lease Agreement Disclosure. (Previously discussed in the second paragraph on page 18 of the Second Quarter 10-Q Report.) Thirteen additional purported class actions have been filed against Ford Credit and its subsidiary, Primus Automotive Financial Services, Inc. ("Primus"), bringing the total number of such lawsuits to nineteen. The lawsuits, each of which purports to be brought on behalf of a statewide class, allege that Ford Credit and Primus leasing contracts improperly failed to disclose certain acquisition or administrative fees that are included in the amount of a customer's monthly lease payment. The new lawsuits were filed in state courts in the following states: Alabama, California, Florida, Iowa, Kansas, Kentucky, Massachusetts, Missouri, New Jersey, New York, Tennessee, and Texas (2 cases).


Other Matters
-------------

OFCCP Proceeding. (Previously discussed in the first full paragraph on page 22 of the 10-K Report.) Ford and the Office of Federal Contract Compliance Programs ("OFCCP") are in the process of completing a partial consent decree that will resolve the disputes relating to Ford's cooperation in various OFCCP investigations concerning hourly hiring practices at Ford facilities. Trial before an administrative law judge on the OFCCP proceeding relating to Ford's Kentucky Truck Plant is set for April 1999.

Item 5.  Other Information
--------------------------

Mobile Source Emissions Control--U.S. Requirements. (Previously discussed on pages 10 and 11 of the 10-K Report.) The EPA has filed a report with Congress indicating that more stringent emissions standards will be required for the 2004 model year and beyond. It is anticipated that the EPA will begin the rulemaking process to propose post-2004 model year standards that are more stringent than the default standards contained in the Clean Air Act. The EPA is also expected to propose regulations which would require most light duty trucks to meet the same emissions standards as passenger cars. The proposed standards are likely to severely limit the use of diesel technology. If the standards are too stringent, it will impact Ford's ability to produce and offer a broad range of products with the characteristics and functionality that customers demand.

The California Air Resources Board (the "CARB") has proposed for adoption at a November 1998 CARB hearing, stringent new vehicle emissions standards which could begin to be phased in as early as the 2004 model year. These new standards will, among other things, treat most light duty trucks the same as passenger cars and require both types of vehicles to meet new stringent emissions requirements. It is also expected that these new standards will essentially eliminate the use of diesel technology. As noted with the EPA proposal discussed above, if CARB's new standards are set at levels that are too stringent, it will impact the ability to produce and offer a broad range of products with the characteristics and functionality that customers demand.

With respect to the automotive industry's challenge to New York's zero-emission vehicle ("ZEV") mandate, the U. S. Court of Appeals for the Second Circuit reached a decision in August 1998. The court reversed a lower court decision and ruled that New York cannot impose a ZEV sales requirement for model years 1998-2002. New York has 90 days from the entry of the decision to seek leave to file an appeal with the U.S. Supreme Court.

Mobile Source Emissions Control--European Requirements. (Previously discussed in the second paragraph on page 12 of the 10-K Report.) The European Council and the European Parliament have adopted a directive on emissions from passenger cars and light commercial trucks (the "Directive"). The Directive provides for more stringent standards to apply beginning in 2000 and even more stringent standards to apply beginning in 2005. The standards are the same as those originally proposed by the European Commission in the Stage III Directive. Among the most important differences between the Directive and the original European Commission proposal is that the 2005 standards will be mandatory, rather than indicative values that could serve as a basis for European Union member states to introduce fiscal incentives for early compliance. The Directive also provides for in-service compliance testing and recalls in the event of emissions related defects that occur in the first five years or 80,000 kilometers of vehicle life. The durability requirements will be extended to 100,000 kilometers beginning in 2005.

Motor Vehicle Safety. The National Highway Traffic Safety Administration (the "Safety Administration") is investigating the feasibility of a test to measure the propensity of a vehicle to roll over. It is uncertain that an objective meaningful stability test can be developed. Nonetheless, the Safety Administration has announced its intention to issue by the end of 1999 a final rule to require manufacturers to label vehicles based on their performance on the yet-to-be-determined stability test. Such a label could impact customer satisfaction and the sales of Ford's products.

(Previously discussed in the fifth paragraph on page 12 of the 10-K Report.) In September 1998, the Safety Administration published a proposed advanced air bag rule that would significantly affect the design and testing of new vehicles. While Ford supports efforts to further improve air bag systems, and is aggressively working with suppliers to quickly introduce new designs, Ford has many concerns about the proposed rule. These concerns include a dramatic increase in the number of required tests, complex and vague requirements, the need to incorporate new and unproven technology, and a potential increase in safety risks. If such a rule were to become effective, it could significantly increase Ford's costs, especially if it requires Ford to change its present advanced air bag design programs.

--------------------------------------

(Previously discussed in the second paragraph on page 14 of Ford's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and in the last paragraph on page 21 of the Second Quarter 10-Q Report.) Congress has passed and the President has signed a bill delaying the effective date of The Fastener Quality Act of 1990 until approximately June 1999. The bill also requires the Secretary of Commerce to review the Act and make recommendations regarding appropriate changes to the Act.

Motor Vehicle Fuel Economy - Foreign Requirements. (Previously discussed in the fourth paragraph on page 13 of the 10-K Report.) The European Union agreed on October 6, 1998 to support an environmental agreement with the European automotive manufacturers association (of which Ford is a member) on carbon dioxide ("CO2") emission reductions from new passenger cars (the "Agreement"). The Agreement establishes an emission target of 140 grams of CO2 per kilometer for the average of new cars sold in the European Union by the association's members in 2008. In addition, the Agreement provides that certain association members (including Ford) will introduce models emitting no more than 120 grams of CO2 per kilometer, and establishes an estimated target range of 165-170 grams of CO2 per kilometer for the average of new cars sold in 2003. Also in 2003, the association will review the potential for additional CO2 reductions, with a view to moving further towards the European Union's objective of 120 grams of CO2 per kilometer by 2012. The Agreement assumes (among other things) that no negative measures will be implemented against diesel-fueled cars and the full availability of improved fuels with low sulphur content in 2005. Average CO2 emissions of 140 grams per kilometer for new passenger cars corresponds to a 25% reduction in average CO2 emissions compared to 1995.

The European Environment Council declared that the Agreement is designed to make a major contribution toward the European Union's objective of reducing average CO2 emissions from new passenger cars to 120 grams per kilometer by 2010 (as it called for in June 1996). The Environment Council requested the European Commission to review in 2003 the European Union's progress toward reaching the 120 gram target by 2010, and to monitor on an annual basis the average CO2 emissions from new passenger cars and progress toward achievement of the objectives for 2000 and 2003. The Environment Council will review proposals for a community scheme to monitor CO2 emissions from new passenger cars and for providing consumer information on the fuel economy of new passenger cars at its December meeting.


                                                                    Supplemental Schedule



                                                Ford Motor Company

                                   CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                                                   (in millions)


Ford Capital B.V.
-----------------
                                                            September 30,              December 31,
                                                                1998                       1997
                                                           ----------------           --------------
                                                                         (unaudited)
Current assets                                                $  743                     $2,046
Noncurrent assets                                              2,642                      2,390
                                                              ------                     ------
  Total assets                                                $3,385                     $4,436
                                                              ======                     ======

Current liabilities                                           $  402                     $1,551
Noncurrent liabilities                                         2,471                      2,433
Minority interests in net
 assets of subsidiaries                                           15                         14
Stockholder's equity                                             497                        438
                                                              ------                     ------
  Total liabilities and
   stockholder's equity                                       $3,385                     $4,436
                                                              ======                     ======



                                                           Third Quarter                Nine Months
                                                        ---------------------      ---------------------
                                                         1998         1997          1998         1997
                                                        --------    ---------      --------    ---------
                                                            (unaudited)                 (unaudited)
Sales and other revenue                                  $478         $505         $1,757       $1,886
Operating income                                           49           12             79           58
Income before income taxes                                 49            3             79           24
Net income/(loss)                                          42            0             56           (3)


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

     (a)   Exhibits
           --------

           Please refer to the Exhibit Index on page 26.

     (b)   Reports on Form 8-K
           -------------------

           The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 1998:

           Current Report on Form 8-K dated September 11, 1998 included information regarding the retirement of Company chairman, President and Chief Executive Officer Alex Trotman, and the election of William Clay Ford, Jr. to Chairman of the Board and Jac Nasser to president and CEO.

           Current Report on Form 8-K dated September 28, 1998 included information regarding the registration of debt securities.







                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         FORD MOTOR COMPANY
                               -------------------------------------------

                                            (Registrant)








Date:   October 14, 1998       By:    /s/  William J. Cosgrove
        ----------------           ----------------------------------
                                           William J. Cosgrove
                                           Corporate Controller

                                    EXHIBIT INDEX


    Designation                                 Description
-----------------------    ----------------------------------------------------



    Exhibit 10.1 Amendments to Deferred Compensation Plan, effective as of July 8, 1998.

    Exhibit 10.2 Amendment to Deferred Compensation Plan, effective as of September 9, 1998.

    Exhibit 10.3 Amendments to Deferred Compensation Plan, effective as of October 16, 1998.

    Exhibit 12 Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

    Exhibit 15 Letter of PricewaterhouseCoopers LLP, Independent Public Accountants, dated October 13, 1998, relating to Financial Information.

    Exhibit 27.1           Financial Data Schedule, Conglomerate
                           Totals, for the Nine Months Ended September 30, 1998 (included with electronic EDGAR filing only).

    Exhibit 27.2 Financial Data Schedule, Automotive Segment, for the Nine Months Ended September 30, 1998 (included with electronic EDGAR filing only).

    Exhibit 27.3 Financial Data Schedule, Financial Services Segment, for the Nine Months Ended September 30, 1998 (included with electronic EDGAR filing only).