Form 10-Q/A
period 1998-09-30
FORD MOTOR CO
filed 1998-10-19
CIK 37996

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q/A




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

Voluntary employee separation programs in North America and Europe have been announced. Costs for these programs will be determined and reported in fourth quarter 1998. In addition, in early October 1998, Ford and others submitted bids for Kia Motor Corporation. Ford could incur a pre-tax charge of up to $150 million in fourth quarter 1998 with respect to its financial exposure to Kia Motor Corporation based on the outcome of the bidding. Ford also expects to incur in fourth quarter 1998 a pre-tax charge of about $100 million in connection with the transfer of its Batavia, Ohio transmission plant to the recently announced joint venture between Ford and ZF Friedrichshafen AG for the production of vehicle transmissions.

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

Visteon earned $580 million on revenues of $13,200 million in first nine months 1998, compared with $470 million on revenues of $12,810 million in first nine months a year ago. The improvement in earnings reflects primarily cost reductions, increased revenue, and volume and mix. The after-tax return on sales was 4.4% in first nine months 1998, up 7/10 of a point from a year ago.

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








Date:   October 19, 1998       By:    /s/  William J. Cosgrove
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