Form 10-K
period 1998-12-31
FORD MOTOR CO
filed 1999-03-17
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K
(Mark One)

  X       Annual report pursuant to Section 13 or 15(d) of the Securities
----      Exchange Act of 1934 (No Fee Required)

          For the fiscal year ended December 31, 1998

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

---------------
(a) In addition, shares of Common Stock of Ford are listed on certain stock exchanges in the United Kingdom and Continental Europe.

                            [Cover page 1 of 2 pages]

Securities registered pursuant to Section 12(g) of the Act:

Series B Cumulative Preferred Stock, par value $1.00 per share, with an annual dividend rate of $4,125 per share and a liquidation preference of $50,000 per share.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          -----

As of February 26, 1999, Ford had outstanding 1,140,797,769 shares of Common Stock and 70,852,076 shares of Class B Stock. Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($59 5/16 a share), the aggregate market value of such Common Stock was $67,663,567,674. Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock. The shares of Common Stock and Class B Stock outstanding at February 26, 1999 included shares owned by persons who may be deemed to be "affiliates" of Ford. We do not believe, however, that any such person should be considered to be an affiliate. For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford's Annual Meeting of Stockholders to be held on May 13, 1999 (our "Proxy Statement"), which is incorporated by reference under various Items of this Report.

                       Document Incorporated by Reference*
                       -----------------------------------

        Document                                      Where Incorporated
        --------                                      ------------------
      Proxy Statement                                 Part III (Items 10,
                                                         11, 12 and 13)
--------------------------
* As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.


                            [Cover page 2 of 2 pages]

                                     PART I


Item 1.  Business
-----------------

     Ford Motor Company was incorporated in Delaware in 1919. We acquired the business of a Michigan company, also known as Ford Motor Company, incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford. We are the world's largest producer of trucks and the second- largest producer of cars and trucks combined. We and our subsidiaries also engage in other businesses, such as manufacturing automotive components and systems and financing and renting vehicles and equipment.



                                    Overview


     Ford's business is divided into two business sectors, and we manage these sectors as four primary operating segments. These business sectors and operating segments are described below.

Business Sectors           Operating Segments                 Description
----------------           ------------------                 -----------
Automotive:
                            Automotive                         design, manufacture, sale and service
                                                               of cars and trucks

                            Visteon Automotive Systems         design, manufacture, sale and service of
                                                               automotive components and systems

Financial Services:
                            Ford Motor Credit Company          vehicle-related financing, leasing and insurance

                            The Hertz Corporation              rental of cars, trucks and industrial and
                                                               construction equipment, and other
                                                               activities

     We provide financial information (such as, revenues, income and assets) for each of these business sectors and operating segments in three areas of this
Report: (1) Item 6. "Selected Financial Data" on pages 32 through 34; (2) Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 35 through 48; and (3) Note 17 of our Notes to Financial Statements located at the end of this Report (pages FS-31 and FS-32). Financial information relating to certain geographic areas is also included in the above-mentioned areas of this Report

                                Automotive Sector


     Ford sells cars and trucks and automotive components and systems throughout the world. In 1998 we sold globally 6.8 million vehicles. Our automotive vehicle brands include Ford, Mercury, Lincoln, Jaguar and Aston Martin. In addition, we own 33.4% of Mazda Motor Corporation. Also, on March 1, 1999, we entered into a definitive agreement with AB Volvo to buy Volvo's worldwide passenger car business. The transaction will close following receipt of regulatory approvals.

     The worldwide automotive industry, Ford included, is affected significantly by a number of factors over which we have little control, including general economic conditions. In the United States, the automotive industry is a highly-competitive, cyclical business that has a wide variety of product offerings. Most of the cars and trucks sold in the United States are produced by us or by two other manufacturers. The number of cars and trucks sold to retail buyers (commonly referred to as "industry demand") can vary substantially from year to year. In any year, industry demand depends largely on general economic conditions, the cost of purchasing and operating cars and trucks and the availability and cost of credit and fuel. Industry demand also reflects the fact that cars and trucks are durable items that people can wait to replace.

     The automotive industry outside of the United States consists of many producers, with no single dominant producer. Certain manufacturers, however, account for the major percentage of total sales within particular countries, especially their countries of origin. Most of the factors that affect the U.S. automotive industry and its sales volumes and profitability are equally relevant outside the United States.

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

     Ford's unit sales vary with the level of total industry demand and our share of that industry demand. Our share is influenced by how our products compare with those offered by other manufacturers based on many factors, including design, driveability, price, quality, reliability, safety and utility. Our share is also affected by our timing of new model introductions and manufacturing capacity limitations. Our ability to satisfy changing consumer preferences with respect to type or size of vehicle and its design and performance characteristics can impact our sales and earnings significantly.

     The profitability of vehicle sales is affected by many factors, including the following:

     -        unit sales volume
     -        the mix of vehicles and options sold
     -        the margin of profit on each vehicle sold
     - the level of "incentives" (price discounts) and other marketing costs
     - the costs for customer warranty claims and other customer satisfaction actions
     - the costs for government-mandated safety, emission and fuel economy technology and equipment
     -        the ability to manage costs
     -        the ability to recover cost increases through higher prices

Further, because the automotive industry is capital intensive, it operates with a relatively high percentage of fixed costs, which can result in large changes in earnings from relatively small changes in unit volume.

     Following is a discussion of the automotive industry in the principal markets where we compete, as well as a discussion of our Visteon operating segment:

United States
-------------

     Sales Data. The following table shows U.S. industry retail deliveries of cars and trucks for the years indicated:


                                                                  U. S. Industry Retail Deliveries
                                                                         (millions of units)
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                     1998          1997          1996          1995          1994
                                                  ---------     ---------     ----------    ---------     ----------
Cars........................................          8.2           8.3           8.6           8.6           9.0
Trucks......................................          7.8           7.2           6.9           6.5           6.4
                                                     ----          ----           ---          ----          ----
Total.......................................         16.0          15.5          15.5          15.1          15.4
                                                     ====          ====          ====          ====          ====

     Ford classifies cars by small, middle, large and luxury segments and trucks by compact pickup, compact bus/van/utility, full-size pickup, full-size bus/van/utility and medium/heavy segments. The large and luxury car segments and the compact bus/van/utility, full-size pickup and full-size bus/van/utility truck segments include the industry's most profitable vehicle lines. The term "bus" as used in this discussion refers to vans designed to carry passengers. The following tables show the proportion of U.S. retail car and truck unit sales by segment for the industry (including Japanese and other foreign-based manufacturers) and Ford for the years indicated:



                                                               U. S. Industry Vehicle Sales by Segment
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    1998          1997          1996          1995          1994
                                                  ---------     ---------     ----------    ---------     ----------
CARS
Small.......................................         16.9%         18.1%         19.1%         19.6%         20.1%
Middle......................................         23.6          24.7          25.6          26.4          26.8
Large.......................................          3.4           3.9           3.9           4.3           4.8
Luxury......................................          7.1           6.7           6.7           6.8           6.6
                                                    -----         -----         -----         -----         -----
Total U.S. Industry Car Sales...............         51.0          53.4          55.3          57.1          58.3
                                                    -----         -----         -----         -----         -----

TRUCKS
Compact Pickup..............................          6.7           6.4           6.2           6.8           7.7
Compact Bus/Van/Utility.....................         21.1          20.0          19.0          18.0          16.9
Full-Size Pickup............................         12.4          12.0          12.6          11.5          11.0
Full-Size Bus/Van/Utility...................          6.5           6.1           5.0           4.4           4.1
Medium/Heavy................................          2.3           2.1           1.9           2.2           2.0
                                                    -----         -----         -----         -----         -----
Total U.S. Industry Truck Sales.............         49.0          46.6          44.7          42.9          41.7
                                                    -----         -----         -----         -----         -----

Total U.S. Industry Vehicle Sales...........        100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====


                                                                Ford Vehicle Sales by Segment in U.S.
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    1998          1997           1996          1995          1994
                                                  ---------     ---------     ----------    ---------     ----------
CARS
Small.......................................         13.1%         12.7%         13.4%         15.1%         17.5%
Middle......................................         16.7          19.6          22.1          22.3          22.7
Large.......................................          5.7           5.6           5.3           4.9           5.2
Luxury......................................          4.2           4.1           4.1           4.4           4.7
                                                    -----         -----         -----         -----         -----
Total Ford U.S. Car Sales...................         39.7          42.0          44.9          46.7          50.1
                                                    -----         -----         -----         -----         -----

TRUCKS
Compact Pickup..............................          8.4           7.7           7.4           8.0           8.9
Compact Bus/Van/Utility.....................         18.1          18.9          20.0          20.1          16.7
Full-Size Pickup............................         21.3          19.3          20.0          17.9          16.7
Full-Size Bus/Van/Utility...................         12.1          11.0           6.6           5.9           6.2
Medium/Heavy*...............................          0.4           1.1           1.1           1.4           1.4
                                                    -----         -----         -----         -----         -----
Total Ford U.S. Truck Sales.................         60.3          58.0          55.1          53.3          49.9
                                                    -----         -----         -----         -----         -----

Total Ford U.S. Vehicle Sales...............        100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====

--------------------------
*In 1997 Ford sold its heavy truck businesses in North America and Australia to Freightliner Corporation. Ford ceased production of heavy trucks in North America in December 1997. The transfer of the North American and Australian heavy truck businesses was completed in 1998.


     As shown in the tables above, since 1994 there has been a steady shift from cars to trucks for both industry sales and Ford sales.

     Market Share Data. The following tables show changes in car and truck market shares of U.S. and foreign-based manufacturers for the years indicated:


                                                                       U.S. Car Market Shares*
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    1998          1997          1996          1995          1994
                                                  ---------     ---------     ----------    ---------     ----------
U.S. Manufacturers (Including Imports)
   Ford.....................................         19.2%         19.7%         20.6%         20.9%         21.8%
   General Motors...........................         29.8          32.2          32.3          33.9          34.0
   Chrysler**...............................          9.1           8.9           9.8           9.1           9.0
                                                    -----         -----         -----         -----         -----
      Total U.S. Manufacturers..............         58.1          60.8          62.7          63.9          64.8

Foreign-Based Manufacturers***
   Japanese.................................         31.8          30.9          30.0          29.7          29.6
   All Other................................         10.1           8.3           7.3           6.4           5.6
                                                    -----         -----         -----         -----         -----
      Total Foreign-Based Manufacturers.....         41.9          39.2          37.3          36.1          35.2
                                                    -----         -----         -----        ------         -----
      Total U.S. Car Retail Deliveries......        100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====


                                                                      U.S. Truck Market Shares*
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    1998          1997          1996          1995          1994
                                                  ---------     ---------     ----------    ---------     ----------
U.S. Manufacturers (Including Imports)
   Ford.....................................         30.2%         31.1%         31.1%         31.9%         30.1%
   General Motors...........................         27.5          28.8          29.0          29.9          30.9
   Chrysler**...............................         22.6          21.7          23.4          21.3          21.7
   Navistar International...................          1.3           1.3           1.3           1.4           1.3
   All Other................................          2.3           1.9           1.8           2.0           1.8
                                                    -----         -----         -----         -----         -----
      Total U.S. Manufacturers..............         83.9          84.8          86.6          86.5          85.8

Foreign-Based Manufacturers***
   Japanese.................................         14.5          14.1          12.7          12.7          13.5
   All Other................................          1.6           1.1           0.7           0.8           0.7
                                                    -----         -----         -----         -----         -----
      Total Foreign-Based Manufacturers.....         16.1          15.2          13.4          13.5          14.2
                                                    -----        ------         -----         -----         -----
      Total U.S. Truck Retail Deliveries....        100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====


                                                             U.S. Combined Car and Truck Market Shares*
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    1998          1997          1996          1995           1994
                                                  ---------     ---------     ----------    ---------     ----------
U.S. Manufacturers (Including Imports)
   Ford.....................................         24.6%         25.0%         25.2%         25.6%         25.2%
   General Motors...........................         28.7          30.6          30.8          32.2          32.7
   Chrysler**...............................         15.7          14.8          15.9          14.3          14.3
   Navistar International...................          0.7           0.6           0.6           0.6           0.5
   All Other................................          1.1           0.9           0.7           0.9           0.8
                                                    -----         -----         -----         -----         -----
      Total U.S. Manufacturers..............         70.8          71.9          73.2          73.6          73.5

Foreign-Based Manufacturers***
   Japanese.................................         23.3          23.2          22.4          22.6          22.9
   All Other................................          5.9           4.9           4.4           3.8           3.6
                                                    -----         -----         -----         -----         -----
      Total Foreign-Based Manufacturers.....         29.2          28.1          26.8          26.4          26.5
                                                    -----         -----         -----         -----         -----
      Total U.S. Car and Truck Retail Deliveries    100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====

--------------------------
* All U.S. retail sales data are based on publicly available information from the American Automobile Manufacturers Association, the media and trade publications.
** Chrysler and Daimler-Benz merged in late 1998, however, they continued to report separate sales in the United States for their brands for the remainder of 1998. As such, the figures shown here for 1998 are based on separate sales figures for the full year.
*** Share data include cars and trucks assembled and sold in the U.S. by Japanese-based manufacturers selling through their own dealers as well as vehicles imported by them into the U.S. "All Other" includes primarily companies based in various European countries and in Korea.

     Marketing Incentives and Fleet Sales. Automotive manufacturers that sell vehicles in the United States frequently give purchasers price discounts or other marketing incentives. These incentives are the result of intense competition from new product offerings by both domestic and foreign manufacturers and the desire to maintain economic production levels and market shares. Manufacturers provide these incentives to both retail and fleet customers (fleet customers include daily rental companies, commercial fleet customers, leasing companies and governments). Marketing incentives generally are higher during periods of economic downturns, when excess capacity in the industry tends to increase.

     Ford's marketing costs in the United States as a percentage of gross sales revenue were as follows for the following three years: 10.4% (1998), 8.7% (1997) and 8.0% (1996). These "marketing costs" include primarily (i) marketing incentives on vehicles, such as, retail rebates and costs for special financing and lease programs, (ii) reserves for costs and/or losses associated with our required repurchase of certain vehicles sold to daily rental companies and (iii) costs for advertising and sales promotions for vehicles.

     Fleet sales generally are less profitable than retail sales, and sales to daily rental companies generally are less profitable than sales to other fleet purchasers. The mix between sales to daily rental companies and other fleet customers has been about evenly split in recent years. The table below shows our fleet sales in the United States, and the amount of those sales as a percentage of our total U.S. car and truck sales, for the last five years.

                                                                          Ford Fleet Sales
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    1998          1997          1996          1995          1994
                                                  ---------     ---------     ----------    ---------     ----------
Units sold..................................      878,000       923,000       936,000       971,000       924,000
Percent of Ford's total U.S. car and truck sales     22%           24%           24%           25%           24%


     Warranty Coverage. Ford presently provides warranty coverage for defects in factory-supplied materials and workmanship on all vehicles (other than medium trucks) sold by it in the United States. This warranty coverage extends for at least 36 months or 36,000 miles (whichever occurs first) and covers all components of the vehicle, other than tires which are warranted by the tire manufacturers. In general, different warranty coverage is provided on medium/heavy trucks and on vehicles sold outside the United States. In addition, as discussed below under "Governmental Standards - Mobile Source Emissions Control", the Federal Clean Air Act requires a useful life of 10 years or 100,000 miles (whichever occurs first) for emissions equipment on most light duty vehicles sold in the United States. As a result of the coverage of these warranties and the increased concern for customer satisfaction, costs for warranty repairs, emissions equipment repairs and customer satisfaction actions ("warranty costs") can be substantial. Estimated warranty costs for each vehicle sold by us are accrued at the time of sale. Such accruals, however, are subject to adjustment from time to time depending on actual experience.

Europe
------

     Outside of the United States, Europe is our largest market for the sale of cars and trucks. The automotive industry in Europe is intensely competitive. Over the past year, nine new or freshened vehicles were introduced in the European market by various manufacturers. For the past 12 years, the top six manufacturers have each achieved a car market share in about the 10% to 17% range. (Manufacturers' shares, however, vary considerably by country.) This competitive environment is expected to intensify further as Japanese manufacturers, which together had a European car market share of 11.5% for 1998, increase their production capacity in Europe and import restrictions on Japanese built-up vehicles are removed in total by December 31, 1999. We estimate that in 1998 the European automotive industry had excess capacity of approximately 6.2 million units (based on a comparison of European domestic demand and capacity).

     In 1998, vehicle manufacturers sold 16.1 million cars and trucks in Europe, up 7% from 1997 levels. Ford's combined car and truck market share in Europe in 1998 was 10.3%, down 1.1 percentage points from 1997.

     For Ford, Great Britain and Germany are the most important markets within Europe, although the Southern European countries are becoming increasingly significant. Any adverse change in the British or German market has a significant effect on our total automotive profits. For 1998 compared with 1997, total industry sales were up 4% in Great Britain and up 7% in Germany.

Other Foreign Markets
---------------------

     Mexico and Canada. Mexico and Canada also are important markets for us. In 1998, industry sales of new cars and trucks in Mexico were 665,000 units, up 34% from 1997 levels. In Canada, industry volume in 1998 was 1.4 million units, equal to 1997 levels. Ford's combined car and truck market shares in these markets in 1998 was 16.6% (Mexico) and 19% (Canada).

     South America. Brazil and Argentina are our principal markets in South America. The economic environment in those countries has been volatile in recent years, leading to large variations in profitability. Results also have been influenced by government actions to reduce inflation and public deficits, and improve the balance of payments. Industry sales in 1998 were 1.6 million units in Brazil, down 19% from 1997, and 455,000 units in Argentina, up 7% from 1997. Brazilian government austerity measures in 1998 adversely impacted industry vehicle sales in that country and are expected to continue to adversely affect industry sales in 1999. Ford's combined car and truck market shares in these markets in 1998 was 13.1% (Brazil) and 16.4% (Argentina).

     Asia Pacific. In the Asia Pacific region, Australia, Taiwan and Japan are our principal markets. Industry volumes in 1998 in this region were as follows:
808,000 units in Australia (up 12% from 1997), 474,000 units in Taiwan (down 2% from 1997) and 5.9 million units in Japan (down 13% from 1997). In 1998, Ford's combined car and truck market share in Australia was 15.9%. In Taiwan (where sales of built-up vehicles manufactured in Japan are prohibited), we had a combined car and truck market share in 1998 of 15.4%. Our combined car and truck market share in Japan has never exceeded 1%. Our principal competition in the Asia Pacific region has been the Japanese manufacturers. We anticipate that the continuing relaxation of import restrictions (including duty reductions) in Australia and Taiwan will intensify competition in those markets.

     The financial crisis that began in Thailand in mid-year 1997, and spread to the neighboring Southeast Asian nations, particularly Indonesia, has resulted in a significant reduction of vehicle sales for the region. These markets had been expanding, but economic growth is now expected to remain subdued during a period of restructuring. Taiwan and South Africa have also been affected by the crisis. Ford is positioning itself to participate actively in these markets in recognition of their long-term growth opportunities.

     Africa. We operate in the South African market through South African Motor Corporation (Pty.) Limited ("SAMCOR") in which we have a 45% equity interest. SAMCOR is an assembler and distributor of Ford, Mazda and Mitsubishi vehicles in South Africa. In 1998, industry volume in South Africa was 314,000 units, down 17% from 1997 levels. SAMCOR's combined car and truck market share in 1998 was 15.9% (Ford's share was 7.4%).

Industry Consolidation and Global Competition
---------------------------------------------

     The worldwide automotive industry is trending toward further consolidation, such as the recent DaimlerChrysler merger. Such consolidation could be good for the industry to the extent it reduces excess capacity. Consolidation could also result in there being fewer but stronger competitors in the industry. We believe that Ford is well-positioned and does not need to participate in the consolidation trend to compete globally. However, as with our pending transaction with Volvo, we consider opportunities with other manufacturers when we believe it would be beneficial to our business. Presently, our major competitors on a global basis are DaimlerChrysler, General Motors, Honda, Toyota and Volkswagen.



Visteon Automotive Systems
--------------------------

     Visteon is an enterprise of Ford and consists of certain subsidiaries and divisions of Ford. Visteon is a global provider of integrated systems and components to automotive manufacturers and other automotive suppliers. Visteon ranks as the second-largest automotive supplier in the world. Its seven divisions are:

          -        Chassis Systems
          -        Climate Control Systems
          -        Electronic Systems
          -        Exterior Systems
          -        Glass Systems
          -        Interior Systems
          -        Powertrain Control Systems

     Currently, most of Visteon's business is with Ford. In 1998 Visteon's mix of business was 92% Ford and 8% non-Ford (including sales by unconsolidated joint ventures, the figures are 91% Ford and 9% non-Ford). In addition, in 1998 most of Visteon's business was in North America (81%) as compared with outside North America (19%). Visteon's goal, however, is to continue to obtain new business from companies other than Ford and to further expand its business beyond North America. In 1998, 46% of Visteon's new business was from non-Ford customers and 33% was from outside North America.

         Below are some financial highlights for Visteon (in millions):


                                                                               Years Ended December 31,
                                                                         -------------------------------------
                                                                              1998                 1997
                                                                         ----------------     ----------------
         Revenue                                                             $17,762              $17,220
         Pre-Tax Income                                                        1,129                  825
         Net Income                                                              712                  518

         After-Tax Return on Sales                                              4.0%                 3.0%


                            Financial Services Sector


Ford Motor Credit Company
-------------------------

         Ford Credit is an indirect wholly owned subsidiary of Ford. Ford Credit and its subsidiaries provide wholesale financing and capital loans to Ford retail dealerships and associated non-Ford dealerships throughout the world. Most of these dealerships are privately owned. Ford Credit also purchases from these dealerships retail installment sale contracts and retail leases. In addition, it makes loans to vehicle leasing companies, the majority of which are affiliated with such dealerships. Subsidiaries of Ford Credit provide these financing services in the United States, Europe, Canada, Australia, Indonesia and India to non-Ford dealerships. A substantial majority of all new vehicles financed by Ford Credit and its subsidiaries are manufactured by Ford and our affiliates. Ford Credit also provides retail financing for used vehicles built by Ford and other manufacturers. In addition to vehicle financing, Ford Credit makes loans to affiliates of Ford and finances certain receivables of Ford and our subsidiaries.

         Outside the United States, FCE Bank plc is Ford Credit's largest operation. FCE Bank's primary business is to support the sale of Ford vehicles in Europe through the Ford dealer network. It provides a variety of retail, leasing and wholesale finance plans in most countries in which it operates.

         Ford Credit also conducts insurance operations through The American Road Insurance Company and its subsidiaries in the United States and Canada. American Road's business primarily consists of: extended service plan contracts for new and used vehicles manufactured by affiliated and nonaffiliated companies, primarily originating from Ford dealers; physical damage insurance covering vehicles and equipment financed at wholesale by Ford Credit; and the reinsurance of credit life and credit disability insurance for retail purchasers of vehicles and equipment.

         Ford Credit financed the following percentages of new Ford cars and trucks sold or leased at retail and sold at wholesale in the United States and Europe during the last three years:


                                                               Years Ended December 31,
                                                  ----------------------------------------------------
                                                       1998               1997               1996
                                                  ---------------    ---------------     -------------
         United States
         -------------
         Retail*............................           42.3%              37.5%               37.6%
         Wholesale..........................           82.5               79.8                79.5

         Europe
         ------
         Retail*............................           32.5               29.1                29.3
         Wholesale..........................           95.4               95.0                90.8

         -------------------
         * As a percentage of total sales and leases of Ford vehicles, including cash sales.

     Ford Credit's net finance receivables and net investment in operating leases were as follows at the dates indicated (in millions):

                                                                                     December 31,
                                                                         -------------------------------------
                                                                              1998                 1997
                                                                         ----------------     ----------------
         Net finance receivables
              Retail                                                         $67,733              $55,601
              Wholesale                                                       22,650               21,605
              Other                                                            6,839                5,276
                                                                             -------              -------
                  Total finance receivables, net of unearned income           97,222               82,482
              Less:  allowance for credit losses                              (1,280)              (1,170)
                                                                             -------              -------
                  Net finance receivables                                    $95,942              $81,312
                                                                             =======              =======


         Net investment in operating leases
              Vehicles, at cost                                              $42,663              $41,926
              Lease origination costs                                             63                   65
                  Less:  Accumulated depreciation                             (7,891)              (6,943)
                         Allowance for credit losses                            (268)                (302)
                                                                             -------              -------

                      Net investment in operating leases                     $34,567              $34,746
                                                                             =======              =======

         Ford Credit's total receivable balances related to accounts past due 60 days or more were as follows at the dates indicated (in millions):

                                                                                     December 31,
                                                                         -------------------------------------
                                                                              1998                  1997
                                                                         ---------------        --------------
         Retail                                                               $473                   $497
         Wholesale                                                              73                     35
         Other                                                                  32                     59
                                                                              ----                   ----
               Total                                                          $578                   $591
                                                                              ====                   ====

     The following table sets forth information concerning Ford Credit's credit loss experience with respect to the various categories and geographic regions of financing during the years indicated (in millions):

                                                                          Years Ended or at December 31,
                                                                  ------------------------------------------------
                                                                      1998             1997              1996
                                                                  -------------    -------------     -------------
         Net credit losses/(recoveries)
             Retail*                                                 $1,031           $1,004           $   804
             Wholesale                                                    9              (1)                19
             Other                                                       (1)              4                  7
                                                                     ------           ------           -------
                Total                                                $1,039           $1,007           $   830
                                                                     ======           ======           =======

                      United States                                  $  916           $  900           $   707
                      Europe                                             57               67                95
                      Other international                                66               40                28
                                                                     ------           ------           -------
                            Total                                    $1,039           $1,007           $   830
                                                                     ======           ======           =======

         Net losses as a percentage of average net receivables**
             Retail                                                    1.10%            1.17%             1.03%
             Total finance receivables                                 0.86             0.89              0.78

         Provision for credit losses                                 $1,180           $1,338           $   993
         Allowance for credit losses                                  1,548            1,471             1,218
         Allowance for credit losses
          as a percentage of net receivables**                         1.19%            1.27%             1.09%

         ------------------
         *Includes net credit losses on operating leases.
         **Includes net investment in operating leases.

     Shown below is an analysis of Ford Credit's allowance for credit losses related to finance receivables and operating leases for the years indicated (in millions):

                                                                      1998             1997              1996
                                                                  -------------    -------------     -------------
         Balance, beginning of year                                  $1,471           $1,218            $1,055
           Additions                                                  1,180            1,338               993
           Deductions
              Losses                                                  1,243            1,239             1,021
              Recoveries                                               (203)            (232)             (191)
                                                                     ------           ------            ------
                Net losses                                            1,040            1,007               830
         Other changes, principally
           amounts relating to finance
           receivables and operating
           leases sold                                                   63               78                -
                                                                     ------           ------           ------
              Net deductions                                          1,103            1,085              830
                                                                     ------           ------           ------
         Balance, end of year                                        $1,548           $1,471           $1,218
                                                                     ======           ======           ======

     Ford Credit and FCE Bank rely heavily on their ability to raise substantial amounts of funds. These funds are obtained primarily by the sale of commercial paper, the issuance of term debt and, in the case of FCE Bank, certificates of deposit. Funds also are provided by retained earnings and sales of receivables. The level of funds can be affected by certain transactions with Ford, such as capital contributions and dividend payments, interest supplements and other support from Ford for vehicles financed and leased by Ford Credit or FCE Bank under Ford-sponsored special financing or leasing programs. Funds also can be affected by the timing of payments for the financing of dealers' wholesale inventories and for income taxes.

     The ability of Ford Credit and FCE Bank to obtain funds is affected by their credit ratings and the nature and availability of support facilities, such as revolving credit agreements and receivables sales facilities. Ford Credit and FCE Bank's credit ratings are closely related to the financial condition of and the outlook for Ford. The long-term senior debt of each of Ford, Ford Credit and FCE Bank is rated "A1" (by Moody's Investors Service) and "A" (by Standard & Poor's Ratings Group). The commercial paper of each of Ford Credit and FCE Bank is rated "Prime-1" (by Moody's) and "A-1" (by S&P).

     Under a profit maintenance agreement with Ford Credit, Ford has agreed to make payments to maintain Ford Credit's earnings at certain levels. In addition, under a support agreement with FCE Bank, Ford has agreed to retain a certain direct or indirect ownership interest in FCE Bank and to make (or cause Ford Credit to make) payments to maintain FCE Bank's net worth at certain levels. No payments were required under either of these agreements during the period 1988 through 1998.

The Hertz Corporation
---------------------

     Hertz and its affiliates and independent licensees operate what Hertz believes is the largest car rental business in the world based upon revenues and volume of rental transactions. They also operate what they believe to be one of the largest industrial and construction equipment rental business in the United States based upon revenues. Hertz and its affiliates, associates and independent licensees, do the following:

          -        rent and lease cars and trucks
          -        rent industrial and construction equipment
          -        sell their used cars and equipment
          -        provide third-party claim management services
          -        provide telecommunications services

These businesses are operated from over 5,000 locations throughout the United States and in approximately 140 foreign countries and jurisdictions. In April 1997, Hertz completed an initial public offering of common stock representing a 19.1% economic interest in Hertz.

         Below are some financial highlights for Hertz (in millions):

                                                                               Years Ended December 31,
                                                                         -------------------------------------
                                                                              1998                 1997
                                                                         ----------------     ----------------
         Revenue                                                              $4,250               $3,905
         Pre-Tax Income                                                          465                  343
         Net Income                                                              277                  202


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

     Mobile Source Emissions Control -- U.S. Requirements. The Federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States. Concurrently, most light duty vehicles sold in the United States must comply with these standards for 10 years or 100,000 miles, whichever first occurs. The EPA has filed a report with Congress indicating that more stringent emissions standards will be required for the 2004 model year and beyond. It is anticipated that the EPA will begin the rulemaking process in 1999 to propose post-2004 model year standards that are more stringent than the default standards contained in the Clean Air Act. The EPA is expected to propose regulations which would require most light duty trucks to meet the same emissions standards as passenger cars. The proposed standards are likely to limit severely the use of diesel technology. If the standards are too stringent, it will impact our ability to produce and offer a broad range of products with the characteristics and functionality that customers demand.

     Pursuant to the Clean Air Act, California has received a waiver from the EPA to establish its own unique emissions control standards. New vehicles and engines sold in California must be certified by the California Air Resources Board ("CARB"). CARB's emissions requirements (the "California program") for model years 1994 through 2003 require manufacturers to meet a non-methane organic gasses fleet average requirement that are significantly more stringent than those prescribed by the Clean Air Act for the corresponding periods of time. The California program initially required that a specified percentage of each manufacturer's vehicles produced for sale in California, beginning at 2% in 1998 and increasing to 10% in 2003, must be zero-emission vehicles ("ZEVs"), which produce no emissions of regulated pollutants. In 1996, however, CARB eliminated the ZEV mandate until the 2003 model year. Around the same time, vehicle manufacturers voluntarily entered into an agreement with CARB to provide air quality benefits for California equivalent to a 49 state program (i.e., equivalent to providing vehicles certified to the California low emission vehicle standard nationwide beginning with the 2001 model year), to continue research and development of ZEV technology and to provide specific numbers of advanced technology battery vehicles through demonstration programs in California.

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

         At a November 1998 hearing, CARB adopted stringent new vehicle emissions standards that must be phased in beginning in the 2004 model year. These new standards treat most light duty trucks the same as passenger cars and require both types of vehicles to meet new stringent emissions requirements. It is also expected that these new standards will essentially eliminate the use of diesel technology. CARB's new standards present a difficult engineering and technological challenge, and may impact our ability to produce and offer a broad range of products with the characteristics and functionality that customers demand.

     The Clean Air Act also permits other states which do not meet national ambient air quality standards to adopt the California program no later than two years before the affected model year. Under the Act, twelve northeastern states and the District of Columbia formed a group known as the Ozone Transport Commission (the "OTC"). Based on an OTC recommendation, the EPA required each OTC jurisdiction to adopt the California program. The OTC jurisdictions also may adopt California's ZEV mandates, if any, but the EPA does not require them to do so. In March 1997, the Circuit Court of Appeals for the District of Columbia vacated the EPA's rule requiring the OTC jurisdictions to adopt the California program; however, that decision did not affect California programs, including ZEV mandates, already adopted by individual states. There are major problems with transferring California standards to the Northeast -- many dealers sell vehicles in neighboring states and the driving range of present ZEVs is greatly diminished (by more than 50 percent) in cold weather. Also, the Northeast states have refused to adopt the California reformulated gasoline requirement, which makes the task of meeting standards even more difficult.

     The California program was adopted in New York and Massachusetts and is currently in effect for model years 1996 and beyond. In addition, these two states adopted ZEV mandates beginning with model year 1998. In August 1998, as a result of a legal challenge from the automotive industry, New York's pre-2003 model year ZEV requirements were declared invalid by the U.S. Court of Appeals for the Second Circuit. Massachusetts has attempted to adopt as a standard ZEV obligations mirroring a voluntary agreement in California between auto manufacturers and CARB. A federal district court invalidated these regulations, but Massachusetts has appealed the decision to the U.S. Court of Appeals for the First Circuit. Connecticut adopted the California program beginning with model year 1998. Rhode Island and Vermont adopted the California program beginning with model year 1999 (with a ZEV mandate to be required in Vermont after certain determinations with respect to the advancement of ZEV technology have been made). Maine has adopted the California program beginning with the 2001 model year. Maryland and New Jersey have laws requiring adoption of the California program and ZEV mandates after certain conditions, relating to actions which may be taken by other OTC jurisdictions, have been met.

     In response to OTC actions, the automotive industry proposed a National Low Emissions Vehicle (NLEV) program, which the EPA promulgated as a rule and which has been agreed to by all manufacturers and all OTC jurisdictions except Maine, Massachusetts, New York and Vermont. This NLEV program requires manufacturers to sell low emission vehicles in the participating OTC jurisdictions beginning with the 1999 model year, and throughout the remainder of the country beginning with the 2001 model year. The OTC jurisdictions which have agreed to the NLEV program will for its duration substitute the NLEV program for any of their other emissions programs for passenger cars and light duty gasoline trucks. California and the non-participating OTC jurisdictions will retain their California-based programs. A petition seeking judicial review of the EPA's rule establishing NLEV has been filed by a coalition of environmental groups. The petition alleges that the rule violates the Clean Air Act.

     Under the Clean Air Act, the EPA and CARB can require manufacturers to recall and repair non-conforming vehicles. The EPA, through its testing of production vehicles, can also halt the shipment of non-conforming vehicles. Ford may be required to recall, or may voluntarily recall, vehicles for such purposes in the future. The costs of related repairs or inspections associated with such recalls can be substantial.

     The Clean Air Act generally prohibits the introduction of new fuel additives unless a waiver is granted by the EPA. In 1995, the EPA was ordered by a federal court to grant such a waiver to Ethyl Corporation for the additive MMT. Ford and other manufacturers believe that the use of MMT will impair the performance of current emissions systems and onboard diagnostics systems. Widespread use of MMT could increase Ford's future warranty costs and necessitate changes in our warranties for emission control devices.

     European Requirements. European Union ("EU") directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU. In 1998, the EU adopted a new directive on emissions from passenger cars and light commercial trucks. More stringent emissions standards will apply to new car certifications beginning January 1, 2000 and to new car registrations beginning January 1, 2001 ("Stage III Standards"). A second level of even more stringent emission standards will apply to new car certifications beginning January 1, 2005 and to new car registrations beginning January 1, 2006 ("Stage lV Standards"). The comparable light commercial truck Stage III Standards and Stage IV Standards would come into effect one year later than the passenger car requirements. The directive includes a framework that permits EU member states to introduce fiscal incentives to promote early compliance with the Stage III and Stage IV Standards. The directive also introduces on-board diagnostic requirements, more stringent evaporative emission requirements, and in-service compliance testing and recall provisions for emissions-related defects that occur in the first five years or 80,000 kilometers of vehicle life (extended to 100,000 kilometers in 2005). The Stage IV Standards for diesel engines are not yet technically feasible and may impact our ability to produce and offer a broad range of products with the characteristics and functionality that customers want. A related EU directive was adopted at the same time which establishes standards for cleaner fuels beginning in 2000 and even cleaner fuels in 2005. The EU is setting up a program to assess the need for further changes to vehicle emission and fuel standards after 2005.

     Certain European countries are conducting in-use emissions testing to ascertain compliance of motor vehicles with applicable emissions standards. These actions could lead to recalls of vehicles; the future costs of related inspection or repairs could be substantial.

     Motor Vehicle Safety -- The National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act") regulates motor vehicles and motor vehicle equipment in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration (the "Safety Administration"). Meeting or exceeding many safety standards is costly because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. There currently are pending before the Safety Administration a number of investigations relating to alleged safety defects in Ford vehicles. A manufacturer is also obligated to recall vehicles if it determines they do not comply with a safety standard. Should Ford or the Safety Administration determine that either a safety defect or a noncompliance exists with respect to certain of Ford's vehicles, the costs of such recall campaigns could be substantial.

     In September 1998, the Safety Administration published a proposed advanced air bag rule that would significantly affect the design and testing of new vehicles. While Ford supports efforts to further improve air bag systems, and is aggressively working with suppliers to quickly introduce new designs, we have many concerns about the proposed rule. These concerns include a dramatic increase in the number of required tests, complex and vague requirements, the need to incorporate new and unproven technology, and a potential increase in safety risks. We are moving aggressively to install even more advanced air bag restraint systems in our vehicles, but the proposed rule could substantially interfere with these plans. If such a rule were to become effective, it could significantly increase our costs, especially if it requires us to change our present advanced air bag design programs. We outlined our concerns in a December 1998 response to the Safety Administration's proposal. The Safety Administration is expected to publish a supplemental notice which likely will propose additional changes to the rule. Ford and other vehicle manufacturers will have another chance to respond to the new proposal before a final rule is published.

     The Safety Administration has published a rule requiring a revised standardized label that automakers must display prominently to warn drivers of sport utility vehicles about rollover risks. The label must be affixed to the sun visor or the driver side window of all such vehicles beginning with the model year 2000. The Safety Administration is also investigating the feasibility of a test to measure the propensity of a vehicle to roll over. It is unlikely that an objective meaningful stability test can be developed. Nonetheless, the Safety Administration has announced its intention to issue a final rule to require manufacturers to label vehicles based on their performance on the yet-to-be-determined stability test. Such a label could impact customer satisfaction and the sales of Ford products.

     The subject of truck-to-car compatibility in relation to collisions continues to receive significant media attention and the government is studying this issue. While we and our suppliers are continuing to work on this complex issue, government regulation to address vehicle compatibility also is possible.

     Final regulations implementing the Fastener Quality Act of 1990 are applicable to certain fasteners (i.e., nuts, bolts, washers and screws) manufactured after July 26, 1998. The regulations impose burdensome and costly testing, certification and record keeping requirements which are not compatible with quality assurance systems currently used in the automotive industry. Congress delayed the implementation of the Act pending a Department of Commerce report. The report, issued in February 1999, addressed automotive industry concerns by suggesting a narrowing of covered fasteners and an exemption for fasteners manufactured to industry standards. Congress is considering amendments to the Act. If amendments are adopted consistent with the principles outlined in the Commerce Department report, it would significantly lessen the burden of the legislation.

     Canada, the European Union, individual member countries within the EU and other countries in Europe, South America and the Asia Pacific markets also have safety standards applicable to motor vehicles and are likely to adopt additional or more stringent standards in the future.

     Motor Vehicle Fuel Economy -- U.S. Requirements. Under the Motor Vehicle Information and Cost Savings Act vehicles must meet minimum CAFE standards set by the Safety Administration. A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the three succeeding model years.

     The Cost Savings Act established a passenger car CAFE standard of 27.5 mpg for the 1985 and later model years, which the Safety Administration believes it has the authority to amend to a level it determines to be the maximum feasible level. The Safety Administration has established a 20.7 mpg CAFE standard applicable to light trucks.

     Ford expects to be able to comply with the foregoing CAFE standards, in some cases using credits from prior or succeeding years. In November 1998, we filed a plan to meet the 1998 light truck standards using credits to be generated in future years, and this plan has been approved by the Safety Administration. In general, a continued increase in demand for larger vehicles, coupled with a decline in demand for small and middle-size vehicles could jeopardize our long-term ability to maintain compliance with CAFE standards.

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

     Foreign Requirements. The EU is also a party to the Kyoto Protocol and has agreed to reduce greenhouse gas emissions by 8% below their 1990 levels during the 2008-2012 period. In December 1997, the European Council of Environment Ministers (the "Environment Council") reaffirmed its goal to reduce average CO2 emissions from new cars to 120 grams per kilometer by 2010 (at the latest) and invited European motor vehicle manufacturers to negotiate further with the European Commission on a satisfactory voluntary environmental agreement to help achieve this goal. In October 1998, the EU agreed to support an environmental agreement with the European Automotive Manufacturers Association (of which Ford is a member) on CO2 emission reductions from new passenger cars (the "Agreement"). The Agreement establishes an emission target of 140 grams of CO2 per kilometer for the average of new cars sold in the EU by the Association's members in 2008. In addition, the Agreement provides that certain Association members (including Ford) will introduce models emitting no more than 120 grams of CO2 per kilometer in 2000, and establishes an estimated target range of 165-170 grams of CO2 per kilometer for the average of new cars sold in 2003. Also in 2003, the Association will review the potential for additional CO2 reductions, with a view to moving further toward the EU's objective of 120 grams of CO2 per kilometer by 2012. The Agreement assumes (among other things) that no negative measures will be implemented against diesel-fueled cars and the full availability of improved fuels with low sulfur content in 2005. Average CO2 emissions of 140 grams per kilometer for new passenger cars corresponds to a 25% reduction in average CO2 emissions compared to 1995.

     The Environment Council requested the European Commission to review in 2003 the EU's progress toward reaching the 120 gram target by 2010, and to implement annual monitoring of the average CO2 emissions from new passenger cars and progress toward achievement of the objectives for 2000 and 2003.

     In February 1999, the European Commission published an amended proposal for a new EU directive on the availability of consumer information about the fuel economy and CO2 emissions of new passenger cars. Although the proposal includes certain minimum EU requirements on the information to be made available, individual Member States would be able to set national requirements for (i) labels to be displayed on passenger cars at their point of sale, (ii) guides listing all passenger cars available for sale in the EU to be available in booklet and electronic form, and (iii) posters to be displayed in dealerships ranking the fuel economy, CO2 emissions, and estimated fuel costs of passenger cars available for sale there.

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

     Other European countries are considering other initiatives for reducing CO2 emissions from motor vehicles. Taken together such proposals could have substantial adverse effects on our sales volumes and profits in Europe.

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

     U.S. Hazardous Substance and Waste Control -- Pursuant to the Federal Resource Conservation and Recovery Act, the EPA has issued regulations establishing certain procedures and standards for persons who generate, transport, treat, store, or dispose of hazardous wastes and requiring corrective action for prior releases. States may adopt even more extensive requirements. The Federal Comprehensive Environmental Response, Compensation, and Liability Act requires notification regarding certain releases into the environment, and creates potential liability for remediation costs and for damage to natural resources at sites where our waste was taken for treatment or disposal. A number of states have enacted separate laws of this type. In addition, under the Federal Toxic Substances Control Act ("TSCA"), the EPA evaluates environmental and health effects of existing chemicals and new substances. Pursuant to TSCA, the EPA regulates the use of polychlorinated biphenyls in transformers, capacitors and other equipment that may be located at our U.S. facilities.

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

     Pollution Control Costs -- During the period 1999 through 2003, we expect to spend approximately $468 million on our North American and European facilities to comply with air and water pollution and hazardous waste control standards which now are in effect or are scheduled to come into effect. Of this total, we estimate spending approximately $90 million in 1999 and $92 million in 2000.

     Worldwide Regulatory Compatibility -- Our efforts to develop new markets and increase imports are impeded by incompatible automotive safety, environmental and other product regulatory standards. At present, differing standards either restrict the vehicles we can export to serve new markets or increase the cost and complexity to do so.



                                 Employment Data


         The average number of people we employed by geographic area was as follows for the years indicated:

                                                                              1998                 1997
                                                                         ---------------     ---------------
         United States                                                       173,899              189,787
         Europe                                                              105,351              104,014
         Other                                                                65,925               70,091
                                                                             -------              -------

              Total                                                          345,175              363,892
                                                                             =======              =======

     In 1998, the average number of people we employed decreased 5.1 percent reflecting our divestiture of The Associates, offset partially by increased employment at Hertz. The above figures for 1997 include 21,161 employees at The Associates. Most of our employees work in our Automotive and Visteon operations.

     For further information regarding employment statistics of Ford, see Item
6. "Selected Financial Data" later in this Report. For information concerning employee retirement benefits, see Note 8 of our Notes to Financial Statements at the end of this Report.

     Substantially all of the hourly employees in our Automotive and Visteon operations in the United States are represented by unions and covered by collective bargaining agreements. Approximately 99% of these unionized hourly employees in our Automotive segment (as well as many of those in our Visteon segment) are represented by the United Automobile Workers (the "UAW"). Approximately 3% of our salaried employees are represented by unions. Most hourly employees and many non-management salaried employees of our subsidiaries outside the United States also are represented by unions. Collective bargaining agreements between Ford and the UAW and between Ford of Canada and the Canadian Automobile Workers were entered into in 1996 and are scheduled to expire in September 1999. We do not know whether we will be able to reach new agreements with these unions without a work stoppage occurring. If there is a work stoppage, Ford's profits could be substantially adversely affected.

     In recent years we have not had significant work stoppages at our facilities, but they have occurred in some of our suppliers' facilities. Any protracted work stoppages in the future, whether in our facilities or those of certain suppliers, could substantially adversely affect our results of operations.

                            Research and Development


     We conduct research and development primarily to improve the performance (including fuel efficiency), safety and customer satisfaction of our products, and to develop new products. We also have staffs of scientists who engage in basic research. We maintain extensive engineering, research and design facilities for these purposes, including large centers in Dearborn, Michigan; Dunton, England; and Merkenich, Germany. Most of our research and development relates to our Automotive and Visteon operating segments.

     During the last three years we took charges to our consolidated income for research and development we sponsored in the following amounts: $6.3 billion
(1998), $6.3 billion (1997) and $6.8 billion (1996). Any customer-sponsored research and development activities that we conduct are not material.



Item 2.  Properties
-------------------

     We own substantially all of our U.S. manufacturing and assembly facilities. These facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, components plants, transmission and axle plants and glass plants. We also own a majority of our distribution centers, warehouses and sales offices, with the remainder being leased.

     In addition, we maintain and operate manufacturing plants, assembly facilities, parts distribution centers and engineering centers outside the United States. We own substantially all of these facilities.

     Below is more information on the separate number of facilities operated by our Automotive and Visteon segments:

          - Automotive: Approximately 150 plants; 540 distribution, engineering and research and development centers and warehouses; and 314 owned dealerships.

          - Visteon: Approximately 60 plants and 37 sales, engineering and technical centers.

     The furniture, equipment and other physical property owned by our Financial Services operations are not material in relation to their total assets.

Item 3.  Legal Proceedings
--------------------------

     Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against us and our subsidiaries, including those arising out of the following: alleged defects in our products; governmental regulations covering safety, emissions and fuel economy; financial services; employment-related matters; dealer, supplier and other contractual relationships; intellectual property rights; product warranties; and environmental matters. Some of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive or antitrust or other multiplied damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions or other relief which, if granted, would require very large expenditures. See Item 1, "Business--Governmental Standards". Included among the foregoing matters are the following:

Product Liability Matters
-------------------------

     Occupant Restraint Systems. Ford is a defendant in various actions for damages arising out of automobile accidents where the plaintiffs claim that their injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years. For those cases in which damages have been specified, the damages specified by the plaintiffs, including both actual and punitive damages, aggregated approximately $1 billion at December 31, 1998.

     Bronco II. Ford is a defendant in various personal injury lawsuits involving the alleged propensity of Bronco II utility vehicles to roll over. For those cases in which damages have been specified, the damages specified by the plaintiffs, including both actual and punitive damages, aggregated approximately $1.8 billion at December 31, 1998.

     In most of the actions described in the two paragraphs above, no dollar amount of damages is specified or the specific amount we refer to is only the jurisdictional minimum. It has been our experience that in cases that allege a specific amount of damages in excess of the jurisdictional minimum, such amounts, on average, bear little relation to the actual amounts of damages paid by Ford in resolving such cases. The damages we pay generally are, on average, substantially less than the amounts originally claimed. In addition to the pending actions, accidents have occurred and claims have arisen which also may result in lawsuits in which the plaintiffs may allege similar defects.

     Asbestos. We are a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and other products containing asbestos. The plaintiffs in these actions seek damages, including both actual and punitive damages, of approximately $2.1 billion at December 31, 1998. (In some of these actions, the plaintiffs have not specified a dollar amount of damages or the specific amount referred to is only the jurisdictional minimum.) As distinguished from most lawsuits against us, in most of these asbestos-related cases, we are but one of many defendants, and many of our co-defendants have substantial resources.

Environmental Matters
---------------------

     General. We have received notices from government environmental enforcement agencies concerning four matters which potentially involve monetary sanctions exceeding $100,000. The agencies believe that Ford facilities may have violated regulations relating to certain emissions from facility operations.

     We have received notices under various federal and state environmental laws that we (along with others) may be a potentially responsible party for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. We also may have been a generator of hazardous substances at a number of other sites. The amount of any such costs or damages for which we may be held responsible could be substantial. The contingent losses that we expect to incur in connection with many of these sites have been accrued and those losses are reflected in our financial statements in accordance with generally accepted accounting principles. However, for many sites, the remediation costs and other damages for which we ultimately may be responsible are not reasonably estimable because of uncertainties with respect to factors such as our connection to the site or to materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies and remediation to be undertaken (including the technologies to be required and the extent, duration and success of remediation). As a result, we are unable to determine or reasonably estimate the amount of costs or other damages for which we are potentially responsible in connection with these sites, although that total could be substantial.

     CCA Lawsuit. The Corporation for Clean Air, Inc., a California non-profit group ("CCA"), filed a lawsuit in California against Ford and numerous other engine and vehicle manufacturers and owners of vehicle fleets, under California's Safe Drinking Water and Toxic Enforcement Act ("Proposition 65"). Under Proposition 65 any business that knowingly and intentionally exposes any person to certain carcinogens and reproductive toxins must provide that person with an advance clear and reasonable warning, unless the business can prove that the exposures are insignificant. CCA's complaint alleges that manufacturers and fleet owners of diesel powered vehicles are exposing California's citizens to diesel exhaust in violation of Proposition 65. Maximum penalties under Proposition 65 are $2,500 per vehicle per day of violation. In September 1998, the California Superior Court dismissed the lawsuit, finding that CCA failed to provide admissible evidence sufficient to maintain a case under Proposition 65 and that vehicle manufacturers are not responsible for providing warnings of exposures for vehicles that are not under their control. CCA has filed notice of its intent to appeal the court's decision.

Class Actions
-------------

     Ford has been named a defendant in various class action lawsuits. Class action lawsuits can involve very large groups of plaintiffs, such as statewide or nationwide classes, if plaintiffs persuade the court to grant class certification. We believe we have valid defenses in each of these cases; however, if plaintiffs were to prevail in any of these lawsuits, we could be required to pay substantial damages.

     Paint. There are four purported class actions pending against Ford alleging defects in the paint processes used on more than six million vehicles we manufactured in model years 1984 through 1993. One case (Landry) is nationwide in scope and is pending in the U.S. District Court for the Eastern District of Louisiana. In August 1998, the Landry court denied the plaintiffs' motion for class certification. In February 1999, the Court of Appeals denied plaintiffs' request to permit them to appeal the class cerrtification decision prior to trial. In another case (Sheldon), a Texas state court certified two subclasses of Texas residents for trial. The Texas Court of Appeals affirmed the class certification order and approved a bifurcated trial process that would require class members to prove causation and damages in separate trials following a classwide trial on the existence of a defect and Ford's knowledge of the defect. We appealed the class certification to the Texas Supreme Court and oral argument was heard in February 1999. We are awaiting a ruling. The third case, Nienhuis, was filed in Illinois state court in May 1998. It raises the same allegations as Landry and Sheldon with respect to a larger group of vehicles, and alleges a nationwide class or, alternatively, a class of Illinois residents. We removed the action to federal court and, in June 1998, the case was conditionally transferred to the Louisiana federal court where Landry is pending. The case was later remanded to state court, and our appeal of the remand order is pending. The fourth case, Clayman, was filed in Pennsylvania state court and asserts, on behalf of Pennsylvania residents, claims similar to those raised in Nienhuis. We removed Clayman to federal court and sought to have it consolidated with Landry in the U.S. District Court for the Eastern District of Louisiana. It too was remanded to state court. In each pending lawsuit, the plaintiffs seek unspecified compensatory damages, as well as punitive damages, attorneys' fees and costs.

     Ignition Switch. In 1996, we were served with fourteen purported class action lawsuits alleging that certain 1983 to 1993 model year vehicles were equipped with defective ignition switches that could cause an electrical short circuit, resulting in smoke and fire damage. Most of the suits were brought on behalf of plaintiffs who have not experienced a problem, but who claim that their vehicles have diminished value because of the allegedly defective switches. Some of the lawsuits were purportedly brought on behalf of plaintiffs who claim to have suffered fire or smoke damage to their vehicles. Plaintiffs seek unspecified compensatory damages, punitive damages, attorneys' fees and costs, as well as injunctive relief requiring, among other things, that Ford replace the allegedly defective ignition switch in all affected vehicles. All fourteen lawsuits were consolidated for pretrial proceedings in federal court in New Jersey. In August 1997, the court denied plaintiffs' motion for class certification. In September 1997, the court dismissed all of the claims brought by the non-incident class members except the implied warranty claims brought under Louisiana law and the breach of contract claims. In May 1998, plaintiffs in the "incident" (smoke and fire damage) cases filed an amended complaint which attempts to consolidate all such claims in a single action. The complaint proposes alternative classes and several subclasses. The plaintiffs have indicated that the proposed classes and subclasses may be amended following further discovery. In August 1998, the court reaffirmed its denial of class certification and ruled on plaintiffs' motion to remand the actions, remanding one of the fourteen consolidated actions to Alabama state court and retaining jurisdiction over the others. In October 1998, plaintiffs in the non-incident cases filed a motion to amend an earlier court ruling that dismissed with prejudice the claims under the federal Magnuson-Moss Warranty Act and requested leave to file an amended complaint restating these and other claims. The court denied the motion as to two of the plaintiffs but allowed the third plaintiff to amend the complaint to pursue breach of express warranty claims and claims for injunctive relief and/or restitution under the California Business and Professions Act.

     In a related matter, State Farm Mutual Automobile Insurance Company filed a lawsuit in federal court in California in January 1998 against Ford and United Technologies Automotive, Inc. State Farm seeks damages for insurance claims it paid to cover vehicle damage caused by allegedly defective ignition switches, the deductible amounts paid by its insureds, other compensatory damages, disgorgement of profits and attorney's fees and costs. We have moved to dismiss State Farm's claims and obtained a transfer of the action to the New Jersey federal court where the ignition switch class actions are pending. State Farm opposed the transfer. Also, a private insurer, the California State Automobile Association Inter-insurance Bureau has filed a separate action against us seeking to recover amounts it paid for 15 vehicle fire claims allegedly caused by defective ignition switches. The Bureau's lawsuit has also been transferred to the New Jersey federal court for consolidated pre-trial proceedings with the other ignition switch-related lawsuits. We have moved to dismiss the Bureau's complaint.

     TFI Module. Six purported class actions are pending in state courts on behalf of owners and lessees of 1983 through 1995 model year Ford vehicles containing a distributor-mounted thick film ignition (TFI) module. The plaintiffs allege that distributor-mounted TFI modules are defective because they have a high propensity to fail due to exposure to engine heat, causing the engine to stumble, stall, or not start. The plaintiffs in these cases seek pre- and post-judgment interest, attorneys' fees, disgorgement of profits, compensatory damages, punitive damages, notice to the public, and the recall and retrofit of all vehicles with the allegedly defective TFI modules. The cases are pending in Alabama, California, Illinois, Maryland, Tennessee and Washington. The Alabama and Tennessee cases were conditionally certified as nationwide class actions (excluding California). The cases in Illinois, Maryland and Washington purport to be regional class actions, and the California case is statewide in scope. The California case is the "lead" case and proceedings in the other cases are stayed. The court has certified a class of California residents who currently own or lease the subject vehicles and residents who purchased such vehicles when they were new. The court also certified a sub-class of consumers pursuing Consumer Legal Remedies Act claims, bringing the total class to approximately 3.2 million members. In the unlikely event that plaintiffs recovered fully on all of their claimed damages, the total award in the California action would exceed $4 billion. Trial in the California case is scheduled for April 5, 1999. The trial court recently denied Ford's motions to decertify the class and for summary judgment. We are seeking leave to appeal some of those rulings. If leave to appeal is denied, we will have the right to appeal after trial if necessary.

     Air Bag. One purported class action lawsuit is pending in Alabama state court alleging that air bags are defective because they can cause injury, particularly to children and small adults. Plaintiffs allege that their vehicles are unsuitable for transporting children and small adults and, therefore, are not worth the purchase price they paid. They seek compensatory damages, including the alleged diminution in value of their vehicles. The Alabama action appears to be nationwide in scope and purports to represent owners of 1993 through 1996 (and some 1997) model year cars and light trucks with passenger air bags. The plaintiffs named as defendants Ford, General Motors Corporation, Chrysler Corporation, and an Alabama automobile dealership. The trial court denied defendants' motion for change of venue, and the Alabama Supreme Court declined to hear an appeal on that issue. We have asked the court to reconsider that decision. Our motion to dismiss this action is pending.

     Ford/Citibank Visa. Following the June 1997 announcement of the termination of the Ford/Citibank credit card rebate program, five purported nationwide class actions and one purported statewide class action were filed against Ford; Citibank is also a defendant in some of these actions. The actions allege damages in an amount up to $3,500 for each cardholder who obtained a Ford/Citibank credit card in reliance on the rebate program and who is precluded from accumulating discounts toward the purchase or lease of new Ford vehicles after December 1997 as a result of the termination of the rebate program. Plaintiffs contend that defendants deceptively breached their contract by unilaterally terminating the program, that defendants have been unjustly enriched as a result of the interest charges and fees collected from cardholders, and further, that defendants conspired to deprive plaintiffs of the benefits of their credit card agreement. Plaintiffs seek compensatory damages, or alternatively, reinstatement of the rebate program, and punitive damages, costs, expenses and attorneys' fees. The five purported nationwide class actions were filed in state courts in Alabama, Illinois, New York, Oregon and Washington, and the purported statewide class action was filed in a California state court. The Alabama court has conditionally certified a class consisting of Alabama residents. Ford removed all of the cases to federal court, which consolidated and transferred the cases to federal court in Washington for pretrial proceedings. In September 1998, Ford and Citibank jointly filed a motion to dismiss the consolidated lawsuit pending before the court in Washington. The motion to dismiss was denied in November 1998 and the parties are currently pursuing pretrial discovery. The plaintiffs in the Oregon and Alabama cases have moved to remand their cases to state court.

     Flat Glass. Ford is a defendant in 14 purported class actions brought on behalf of purchasers of flat glass alleging that we and other manufacturers fixed prices and allocated markets in violation of federal and state antitrust laws. Twelve of the class actions are nationwide in scope and pending in federal court and the other two class actions are statewide in scope and are pending in state courts. The other defendants include Pilkington, Libbey-Owens Ford, AFG Industries, PPG Industries, Asahi Glass, and Guardian Industries. Nineteen similar purported class actions are pending in various courts in which Ford is not currently named as a defendant. A total of 28 federal cases have been consolidated in a federal court in Pennsylvania for pretrial proceedings. The parties are currently engaged in discovery related to class certification. In the actions involving Ford, the plaintiffs seek economic and treble damages.

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

Higginbotham objected to the proposed settlement of the Shore case, intervened as a named defendant, filed separate counterclaims against Ford Credit, and joined Ford as an additional counterclaim defendant. Higginbotham asserts claims against Ford Credit for violations of the Consumer Leasing Act, declaratory judgment concerning the enforceability of early termination provisions in Ford Credit's leases, and fraud. She also asserts a claim against Ford Credit and Ford for conspiracy to violate the Truth-in-Lending Act. The Higginbotham counterclaims allege that Ford Credit inflates the residual values of its leased vehicles, which results in lower monthly lease payments but higher termination fees for lessees who exercise their right of early termination. Higginbotham claims that the early termination fees were not adequately disclosed on the lease form and that the fees are excessive and illegal because of the allegedly inflated residual values. She also alleges that Ford dictated the residual values to Ford Credit and thereby participated in an unlawful conspiracy. This case was stayed pending the approval/rejection of the settlement in Shore. In November 1998, the court issued a ruling that rejected the proposed settlement in Shore. Consequently, the Higginbotham case is proceeding and Ford Credit is in the process of responding to discovery requests. Ford intends to remove the case to federal court and move to dismiss the counterclaims.

     Lease Agreement Disclosure. Twenty purported class action lawsuits have been filed in various courts against Ford Credit and, in all but three cases, Primus Automotive Financial Services, Inc., a subsidiary of Ford Credit. The lawsuits, each of which purports to be brought on behalf of a statewide class, allege that Ford Credit and Primus leasing contracts improperly failed to disclose acquisition and administrative fees that are included in the amount of a customer's monthly lease payment. Plaintiffs seek compensatory damages in the amount of all such undisclosed fees, an injunction prohibiting the companies from continuing the practice of not disclosing such fees, attorneys' fees, interest, costs and in some cases, punitive damages. We are seeking dismissal of all the lawsuits. A Georgia federal court and Alabama, Arkansas, Iowa, Minnesota, Missouri and Wisconsin state courts have recently dismissed seven of the lawsuits, finding that itemization of monthly lease charges is not required under federal or state law.

     Lifetime Service Guarantee. In June 1998, a purported class action lawsuit was filed against Ford in California state court challenging the legality of our termination of the Lifetime Service Guarantee program as of January 1, 1992. Plaintiff alleges that the program, which ran from 1983 until the program's termination date, constituted a product warranty that could not be terminated. Plaintiff alleges claims for violation of the federal Magnuson-Moss Warranty Act, breach of contract, negligent misrepresentation, violation of the California Song-Beverly Consumer Warranty Act, violation of the California Consumer Legal Remedies Act ("CLRA"), violations of the California Unfair Competition Law ("UCL") and declaratory relief. The Magnuson-Moss and declaratory relief claims are alleged on behalf of a purported nationwide class. The breach of contract, negligent misrepresentation, and Song-Beverly claims are alleged on behalf of a purported subclass of California residents. The CLRA and UCL claims are alleged on behalf of "the general public" ostensibly under "private attorney general" provisions in those statutes. Plaintiff claims compensatory, exemplary, and punitive damages, attorneys' fees, civil penalties, disgorgement, and interest in unspecified amounts, as well as an injunction compelling Ford to reinstate the Lifetime Service Guarantee program. We have removed the case to federal court in California. The parties are currently engaged in pretrial discovery.

Other Matters
-------------

     Patents. A number of claims have been made or may be asserted in the future against Ford alleging infringement of patents held by others. We believe that we have valid defenses with respect to the claims that have been asserted. If some of these claims should lead to litigation, however, and if the claimant were to prevail, we could be required to pay substantial damages.

     OFCCP Proceeding. In April 1997, the Department of Labor issued an administrative enforcement proceeding challenging our compliance with obligations imposed by Executive Order 11246, which prohibits employment discrimination and requires affirmative action by government contractors and subcontractors. The Office of Federal Contract Compliance Programs ("OFCCP") claims that our Kentucky Truck Plant used a hiring process in 1993 for entry-level hourly laborer positions that discriminated against female applicants. OFCCP seeks an order awarding back pay to the "affected class of women," a job offer to each of these persons, and retroactive seniority for each person. Ford and the OFCCP have completed a partial consent decree that resolves the disputes relating to our cooperation in various OFCCP investigations concerning hourly hiring practices at Ford facilities. Trial before an administrative law judge on the OFCCP proceeding relating to our Kentucky Truck Plant is set for August 16, 1999.

     FTC Investigation. The Federal Trade Commission and the Department of Justice are continuing their investigation, commenced in 1995, of the retail vehicle financing credit practices of Ford Credit for compliance with the Equal Credit Opportunity Act and Regulation B.

     Red Carpet Lease Terminations. We have been advised that a consortium of 37 states is investigating certain Ford Credit Red Carpet Lease ("RCL") practices and that the Florida Attorney General's Office is leading the investigation. The investigation focuses on whether Ford Credit RCL customers who want to terminate leases early and purchase the leased vehicle have been misled by the alleged improper failure to itemize (i) the cost of terminating the lease and (ii) the vehicle purchase price. We believe that Ford Credit's business practices are fair under applicable law, and we are attempting to negotiate a resolution of the matter.







Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not required.

Item 4A.  Executive Officers of Ford
------------------------------------

     Our executive officers and their positions and ages at March 15, 1999 are shown in the table below:

                                                                          Present Position
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---
Jacques A. Nasser*               President and                             January 1999                    51
                                   Chief Executive Officer
                                 (also a Director)

W. Wayne Booker                  Vice Chairman                             November 1996                   64

Peter J. Pestillo                Vice Chairman and                         January 1999                    60
                                   Chief of Staff

John M. Devine                   Executive Vice President and              November 1996                   54
                                   Chief Financial Officer

Carlos E. Mazzorin               Group Vice President--                    January 1998                    57
                                   Purchasing and
                                   Ford of Mexico

James J. Padilla                 Group Vice President--                    January 1999                    52
                                   Manufacturing

Richard Parry-Jones              Group Vice President--                    January 1998                    47
                                   Product Development
                                   and Quality

Robert L. Rewey                  Group Vice President--                    December 1993                   60
                                   Marketing, Sales and Service

Henry D. G. Wallace              Group Vice President--                    January 1999                    53
                                   Asia Pacific Operations
                                   and Associations

Gurminder S. Bedi                Vice President--                          January 1998                    51
                                   Truck Vehicle Center

William W. Boddie                Vice President--                          January 1998                    53
                                   Small and Medium Car
                                   Vehicle Center

Mei Wei Cheng                    Vice President--                          January 1999                    49
                                   (President, Ford
                                   Motor (China) Ltd.)

                                                                          Present Position
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---
William J. Cosgrove              Vice President--Business                  January 1999                    53
                                   and Product Strategy

James D. Donaldson               Vice President                            January 1998                    56
                                   (President, Ford of
                                   Europe Incorporated)

Wayne S. Doran                   Vice President                            November 1997                   64
                                   (Chairman, Ford Motor Land
                                   Development Corporation)

Louise K. Goeser                 Vice President--Quality                   March 1999                      45

Ronald E. Goldsberry             Vice President--Global                    January 1999                    56
                                   Service Business Strategy

Elliott S. Hall                  Vice President--                          July 1998                       60
                                   Dealer Development

Mark W. Hutchins                 Vice President                            July 1999                       53
                                   (President, Lincoln and Mercury)

I. Martin Inglis                 Vice President                            January 1999                    48
                                   (President, Ford South
                                   American Operations)

Michael D. Jordan                Vice President--Ford                      January 1999                    52
                                   Customer Service Division

Kenneth K. Kohrs                 Vice President                            March 1999                      60

Vaughn A. Koshkarian             Vice President--Public Affairs            January 1999                    58

Robert O. Kramer                 Vice President                            January 1999                    60

Roman J. Krygier                 Vice President--                          January 1999                    56
                                   Powertrain Operations

Malcolm S. Macdonald             Vice President and                        January 1998                    58
                                    Treasurer

J.C. Mays                        Vice President--Design                    October 1997                    44

James E. Miller                  Vice President                            January 1998                    52

Craig H. Muhlhauser              Vice President                            January 1999                    50
                                   (President, Visteon
                                   Automotive Systems)


                                                                          Present Position
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---
Janet G. Mullins                 Vice President--                          January 1998                    49
                                   Washington Affairs

David L. Murphy                  Vice President--                          January 1999                    53
                                   Human Resources

James G. O'Connor                Vice President                            June 1998                       56
                                   (President, Ford Division)

Helen O. Petrauskas              Vice President--Environmental             March 1983                      54
                                   and Safety Engineering

William F. Powers                Vice President--Research                  February 1996                   58

Neil W. Ressler                  Vice President and                        January 1999                    59
                                   Chief Technical Officer
                                   Research and Vehicle Technology

John M. Rintamaki                Vice President--General Counsel           January 1999                    57
                                   and Secretary

Ross H. Roberts                  Vice President                            June 1998                       61
                                   (President, Ford Investment
                                   Enterprises Corporation)

Dennis E. Ross                   Vice President and                        January 1998                    48
                                   Chief Tax Officer

Shamel T. Rushwin                Vice President - Advanced                 March 1999                      51
                                   Manufacturing Engineering

Nicholas V. Scheele              Vice President                            February 1999                   55

William A. Swift                 Vice President and Controller             January 1999                    55

Chris P. Theodore                Vice President - Large Luxury             March 1999                      48
                                   Vehicle Center

David W. Thursfield              Vice President--                          January 1998                    53
                                   Vehicle Operations

Robert J. Womac                  Vice President (Executive                 November 1996                   55
                                   Vice President, Operations,
                                   Visteon Automotive Systems)



                                                                          Present Position
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---
Martin B. Zimmerman              Vice President--                          January 1999                    52
                                   Governmental Affairs

Rolf Zimmermann                  Vice President                            December 1998                   52
                                   (Chairman, Ford Werke AG)

------------------
*Also a member of the Finance Committee and the Organization Review and Nominating Committee of the Board of Directors.

     Some of the officers listed above also are members of one or more additional committees of Ford that are not committees of the Board of Directors.

     All of the above officers, except those noted below, have been employed by Ford or its subsidiaries in one or more capacities during the past five years. Described below are the positions (other than those with Ford or its subsidiaries) held by those officers who have not been with Ford or its subsidiaries for five years:

- Mr. Cheng most recently was President and Regional Executive of GE Appliances Ltd. in Hong Kong. Prior to that he was President of General Electric China, and prior to that, President of AT&T China Inc.

- Ms. Goeser served at Whirlpool Corporation as General Manager, Refrigeration Product Team, Whirlpool North American Appliance Group, and before that, as Vice President, Corporate Quality.

- Mr. Mays was Vice President of Design Development at SHR Perceptual Management in Scottsdale, Arizona. Prior to that he was design director responsible for worldwide design strategy, development and execution for Audi AG.

- Mr. Muhlhauser was an officer of United Technologies Corporation and held the positions of Senior Vice President, Sales and Service-Americas, and Senior Vice President, Worldwide Aftermarket - Pratt & Whitney.

-     Mr. Ross was a partner in the New York law firm of Davis, Polk & Wardwell.

- Mr. Rushwin most recently was Vice President-International Manufacturing and Minivan Assembly Operations at DaimlerChrysler AG. His prior positions at Daimler-Chrysler AG were: General Manager-Minivan Platform Assembly and Plant Manger-Belvidere Assembly Plant.

- Mr. Theodore most recently was Senior Vice President-Platform Engineering at DaimlerChrysler AG. His prior positions at DaimlerChrysler AG were:
      Vice President-Platform Engineering, General Manager-Small Car Platform Engineering and General Manager-Minivan Platform Engineering.

     Under Ford's By-Laws the executive officers are elected by the Board of Directors at the Annual Meeting of the Board of Directors held for this purpose. Each officer is elected to hold office until his or her successor is chosen or as otherwise provided in the By-Laws.

                                     PART II



Item 5.  Market for Ford's Common Stock and Related Stockholder Matters
-----------------------------------------------------------------------

     Our Common Stock is listed on the New York and Pacific Coast Stock Exchanges in the United States and on certain stock exchanges in Belgium, France, Germany, Switzerland and the United Kingdom.

     The table below shows the high and low sales prices for our Common Stock and the dividends we paid per share of Common and Class B Stock for each quarterly period in 1998 and 1997.


                                                    1998                                         1997
                                  ---------------------------------------      ----------------------------------------
                                   First     Second     Third     Fourth        First      Second      Third     Fourth
                                  Quarter    Quarter   Quarter    Quarter      Quarter    Quarter     Quarter   Quarter
                                  --------   -------   -------    -------      -------    -------     -------   -------
Common Stock price per share*
    High                          $43-5/8   $59-1/8    $61-7/16  $59-7/8       $23-1/4   $26-15/64   $30-5/8    $33-3/8
    Low                            28-5/16   41-11/64   40-5/8    38-13/16      20-27/64  19-59/64    25-23/64   27-9/16

Dividends per share of
   Common and Class B Stock       $0.42     $0.42      $0.42     $0.46         $0.385    $0.42       $0.42      $0.42


---------------------------
* New York Stock Exchange composite interday prices as provided by the www.NYSEnet.com price history database. All prices prior to April 8, 1998 have been adjusted to reflect The Associates spin-off.

     As of February 26, 1999, stockholders of record of Ford included 223,695 holders of Common Stock and 104 holders of Class B Stock.

     During 1998 we sold 1,116,209 shares of our Common Stock in private transactions that were not registered with the Securities and Exchange Commission. These transactions were exempt from registration requirements because they were private placements under Section 4(2) of the Securities Act of 1933, as amended. These shares were sold to owners of automotive dealership businesses in exchange for those businesses. The consideration we received for the shares was equal to the market value of the shares at the time of the transactions.

Item 6.  Selected Financial Data
--------------------------------

     The following tables set forth selected financial data and other data concerning Ford for each of the last eleven years (dollar amounts in millions except per share amounts):

SUMMARY OF OPERATIONS               1998    1997     1996     1995      1994     1993    1992     1991     1990     1989     1988
                                    ----    ----     ----     ----      ----     ----    ----     ----     ----     ----     ----
Automotive Sector
Sales                            $119,083 $122,935 $118,023 $110,496 $107,137  $91,568 $84,407  $72,051  $81,844  $82,879  $82,193
Operating income/(loss)             6,685    6,946    2,516    3,281    5,826    1,432  (1,775)  (3,769)     316    4,252    6,612
Income/(loss) before income
  taxes and cumulative effects
  of changes in accounting
  principles                        6,958    7,082    2,571    3,166    5,997    1,291  (1,952)  (4,052)     275    5,156    7,312
Income/(loss) before cumulative
  effects of changes in
  accounting principles a/, c/      4,752    4,714    1,655    2,056    3,913    1,008  (1,534)  (3,186)      99    3,175    4,609
                                 -------- -------- -------- -------- --------  ------- -------  -------  -------  -------  -------
Net income/(loss)                   4,752    4,714    1,655    2,056    3,913    1,008  (8,628)  (3,186)      99    3,175    4,609
                                 -------- -------- -------- -------- --------  ------- -------  -------  -------  -------  -------
Financial Services Sector
Revenues                         $ 25,333 $ 30,692 $ 28,968 $ 26,641 $ 21,302  $16,953 $15,725  $16,235  $15,806  $13,267  $10,253
Income before income taxes and
  cumulative effects of changes
  in accounting principles         18,438    3,857    4,222    3,539    2,792    2,712   1,825    1,465    1,220      874    1,031
Income before cumulative
  effects of changes in
  accounting principles b/,
  d/, e/                           17,319    2,206    2,791    2,083    1,395    1,521   1,032      928      761      660      691
                                 -------- -------- -------- -------- --------  ------- -------  -------  -------  -------  -------
Net income                         17,319    2,206    2,791    2,083    1,395    1,521   1,243      928      761      660      691
                                 -------- -------- -------- -------- --------  ------- -------  -------  -------  -------  -------

Total Company
Income/(loss) before income
  taxes and cumulative effects
  of changes in accounting
  principles                     $ 25,396 $ 10,939 $  6,793 $  6,705 $  8,789  $ 4,003 $  (127) $(2,587) $ 1,495  $ 6,030  $ 8,343
Provision/(credit) for income
  taxes                             3,176    3,741    2,166    2,379    3,329    1,350     295     (395)     530    2,113    2,999
Minority interests in net
  income of subsidiaries              149      278      181      187      152      124      80       66      105       82       44
                                 -------- -------- -------- -------- --------  -------  ------  -------  -------  -------  -------
Income/(loss) before
  cumulative effects of
  changes in accounting
  principles a/, b/, c/, d/, e/    22,071    6,920    4,446    4,139    5,308    2,529    (502)  (2,258)     860    3,835    5,300
Cumulative effects of changes
   in accounting principles             -        -        -        -        -        -  (6,883)       -        -        -        -
                                 -------- -------- -------- -------- --------  ------- -------  -------  -------  -------  -------
Net income/(loss)                $ 22,071 $  6,920 $  4,446 $  4,139 $  5,308  $ 2,529 $(7,385)  $(2,258) $   860  $ 3,835  $ 5,300
                                 ======== ======== ======== ======== ========  ======= =======   =======  =======  =======  =======


Total Company Data Per Share
   of Common and Class B
   Stock f/
Income/(loss) before cumulative
   effects of changes in
   accounting principles            18.17 $   5.75 $   3.73 $   3.58 $   4.97 $   2.27 $  (0.73) $ (2.40) $  0.93 $   4.11 $   5.48
Income/(loss)
  Basic                             18.17     5.75     3.73     3.58     4.97     2.27    (7.81)   (2.40)    0.93     4.11     5.48
  Diluted                           17.76     5.62     3.64     3.33     4.44     2.10    (7.81)    2.40)    0.92     4.06     5.40
Cash dividends                       1.72    1.645     1.47     1.23     0.91     0.80     0.80     0.98     1.50     1.50     1.15
Common stock price range (NYSE)
  High                            61-7/16 33-3/8   24-47/64 21-53/64 23-1/4   21-61/64 16-15/64 12-17/32 16-5/16  18-51/64 18-17/64
  Low                             28-5/16 19-59/64 18-3/32  16-7/16  17-11/64 14-9/32   9-7/32   7-49/64  8-19/64 13-47/64 12-41/64
Average number of shares of
  Common and Class B Stock
  outstanding (in millions)         1,211    1,195    1,179    1,071    1,010      986      972      952      926      934      968

- - - - -
a/ 1989 includes an after-tax loss of $424 million from the sale of Rouge Steel Company.
b/ 1994 includes an after-tax loss of $440 million from the sale of Granite Savings Bank (formerly First Nationwide Bank).
c/ 1995 includes a gain of $230 million from the dissolution of Autolatina, Ford's joint venture with Volkswagen AG in Brazil and Argentina.
d/ 1996 includes gains of $650 million on the sale of The Associates' common stock and $95 million on the sale of USL Capital's assets, offset partially by a net write-down of $233 million for Budget Rent a Car Corporation.
e/   1997 includes a gain of $269 million on the sale of Hertz common stock.
f/ Share data have been adjusted to reflect stock dividends and stock splits. Common stock price range (NYSE) has been adjusted to reflect The Associates spin-off.

--------------------------------------------

SUMMARY OF OPERATIONS        1998       1997      1996      1995      1994      1993     1992      1991     1990    1989      1988
(continued)                  ----       ----      ----      ----      ----      ----     ----      ----     ----    ----      ----
Total Company Balance
   Sheet Data at Year-End
Assets
   Automotive Sector        $ 88,744  $ 85,079  $ 79,658  $ 72,772  $ 68,639  $ 61,737 $ 57,170 $ 52,397 $ 50,824 $ 45,819  $ 43,128
   Financial Services
    Sector                   148,801   194,018   183,209   170,511   150,983   137,201  123,375  122,032  122,839  115,074   100,239
                            --------  --------  --------  --------  --------  -------- -------- -------- -------- --------  --------
     Total assets           $237,545  $279,097  $262,867  $243,283  $219,622  $198,938 $180,545 $174,429 $173,663 $160,893  $143,367
Long-term debt
   Automotive Sector        $  8,713  $  7,047  $  6,495  $  5,475  $  7,103  $  7,084 $  7,068 $  6,539 $  4,553 $  1,137  $  1,336
   Financial Services
    Sector                    55,468    73,198    70,641    68,259    58,104    47,900   42,369   43,680   40,779   37,784    30,777
Stockholders' equity g/       23,409    30,734    26,762    24,547    21,659    15,574   14,753   22,690   23,238   22,728    21,529

Total Company Facility
   and Tooling Data
Capital expenditures for
   facilities (excluding
   special tools)           $  5,109  $  5,695  $  5,362  $  5,455  $  5,236  $  4,339 $  3,613 $  3,611 $  4,702 $  4,412  $  3,148
Depreciation                  11,393    10,404     9,519     8,954     7,207     5,456    4,658    3,956    3,185    2,720     2,458
Expenditures for special
   tools                       3,508     3,022     3,289     3,542     3,310     2,475    2,177    2,236    2,556    2,354     1,634
Amortization of special
   tools                       2,936     3,179     3,272     2,765     2,129     2,012    2,097    1,822    1,695    1,509     1,335

Total Company Employee
   Data - Worldwide
Payroll                     $ 16,848  $ 17,187  $ 17,616  $ 16,567  $ 15,853  $ 13,750 $ 13,754 $ 12,850 $ 14,014 $ 13,327  $ 13,010
Total labor costs             25,731    25,546    25,689    23,758    22,985    20,065   19,850   17,998   18,962   18,152    18,108
Average number of employees  345,175   363,892   371,702   346,989   337,728   321,925  325,333  331,977  369,547  366,641   358,939

Total Company Employee
   Data - U.S. Operations
Payroll                     $ 10,639  $ 10,840  $ 10,961  $ 10,488  $ 10,381  $  8,889 $  8,019 $  7,393 $  8,313 $  8,654  $  8,477
Average number of employees  173,899   189,787   189,718   186,387   180,861   166,995  158,501  156,203  180,228  188,402   185,651

Average hourly labor
  costs h/
   Earnings                 $  24.30  $  22.97  $  22.30  $  21.79  $  21.81  $  20.94 $  19.92 $  19.10 $  18.44 $  17.77  $  17.39
   Benefits                    21.42     20.60     19.47     18.66     19.13     18.12    19.24    17.97    14.12    13.21     13.07
                            --------  --------  --------   -------  --------  -------- -------- -------- -------- --------  --------
   Total hourly labor
    costs                   $  45.72  $  43.45  $  41.77  $  40.45  $  40.94  $  39.06 $  39.16 $  37.07 $  32.56 $  30.98  $  30.46
                            ========  ========  ========  ========  ========  ======== ======== ======== ======== ========  ========
- - - - -

g/ The cumulative effects of changes in accounting principles reduced equity by $6,883 million in 1992.
h/   Per hour worked (in dollars). Excludes data for subsidiary companies.

--------------------------------------------


SUMMARY OF VEHICLE UNIT SALES i/
(in thousands)                        1998     1997    1996     1995   1994    1993     1992     1991     1990     1989     1988
                                      ----     ----    ----     ----   ----    ----     ----     ----     ----     ----     ----
North America
    United States
      Cars                           1,563    1,614   1,656    1,767  2,036   1,925    1,820   1,588    1,870    2,201    2,364
      Trucks                         2,425    2,402   2,241    2,226  2,182   1,859    1,510   1,253    1,416    1,517    1,537
                                     -----    -----   -----    -----  -----   -----    -----   -----    -----    -----    -----
      Total United States            3,988    4,016   3,897    3,993  4,218   3,784    3,330   2,841    3,286    3,718    3,901

    Canada                             279      319     258      254    281     256      237     259      257      326      349
    Mexico                             103       97      67       32     92      91      126     112       89       87       63
                                     -----    -----   -----   ------  -----   -----    -----   -----    -----    -----    -----
      Total North America            4,370    4,432   4,222    4,279  4,591   4,131    3,693   3,212    3,632    4,131    4,313

Europe
    Britain                            498      466     516      496    520     464      420     471      607      739      753
    Germany                            444      460     436      409    386     340      407     501      361      326      332
    Italy                              205      248     180      193    179     172      266     301      219      153       98
    France                             155      153     194      165    180     150      194     190      185      192      168
    Spain                              171      155     155      160    163     117      165     128      155      173      158
    Other countries                    377      318     339      286    281     250      270     296      289      296      290
                                     -----    -----   -----   ------  -----   -----    -----   -----    -----    -----    -----
      Total Europe                   1,850    1,800   1,820    1,709  1,709   1,493    1,722   1,887    1,816    1,879    1,799

Other international
    Brazil                             178      214     190      201    164     151      117     137      137      157      154
    Australia                          133      132     138      139    125     120      105     104      134      154      132
    Argentina                           97      147      64       48     54      49       49      26       18       25       30
    Taiwan                              77       79      86      106     97     122      119     107      115      115       88
    Japan                               25       40      52       57     50      53       64      83       99       82       60
    Other countries                     93      103      81       67     63      65       71      67       72       65       86
                                      ----    -----   -----      ---    ---     ---      ---     ---      ---     ----      ---
      Total other
       international                   603      715     611      618    553     560      525     524      575      598      550

Total worldwide cars and
  trucks                             6,823    6,947   6,653    6,606  6,853   6,184    5,940   5,623    6,023    6,608    6,662
Total worldwide tractors j/              -        -       -        -      -       -        -      13       66       72       77
                                     -----    -----   -----    -----  -----   -----    -----   -----    -----    -----    -----

Total worldwide vehicle
  unit sales                         6,823    6,947   6,653    6,606  6,853   6,184    5,940   5,636    6,089    6,680    6,739
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

OVERVIEW

     Our worldwide net income was $22,071 million in 1998, or $17.76 per diluted share of Common and Class B Stock. This compares with the $6,920 million, or $5.62 per diluted share, we earned in 1997. Our 1998 net income includes earnings of $177 million from The Associates through March 12, 1998 and a one-time, non-cash gain of $15,955 million that resulted from our spin-off of The Associates. Excluding these amounts related to The Associates, our net income would have been $5,939 million, or $4.72 per diluted share of Common and Class B Stock, compared with 1997 net income (excluding The Associates earnings) of $6,088 million, or $4.94 per diluted share.

     Our 1998 net income also includes the following other one-time charges totaling $631 million, which we incurred in the fourth quarter:

-        $472 million for employee early retirement and separation programs,
-        $86 million for writing off our net exposure in Kia Motors Company, and
- $73 million relating to the transfer of our Batavia, Ohio transmission plant to a new joint venture company formed by us and ZF Friedrichshafen AG to manufacture continuously variable transmissions.

In addition, our earnings per share in 1998 were reduced by $0.07 for the premium paid to repurchase our Series B preferred stock. For more details regarding one-time charges see Note 15 (pages FS-28 and FS-29) of our Notes to Financial Statements.

     Our worldwide revenues were $144.4 billion in 1998, down $9.2 billion from 1997. We sold 6,823,000 cars and trucks in 1998, down 124,000 units from 1997. Our stockholders' equity was $23.4 billion at December 31, 1998, down $7.3 billion compared with December 31, 1997. This reduction primarily was a result of The Associates spin-off.


FOURTH QUARTER 1998 RESULTS OF OPERATIONS

     In the fourth quarter of 1998, we earned $1,043 million, or $0.84 per diluted share of Common and Class B Stock, compared with $1,796 million, or $1.45 per diluted share, in the fourth quarter of 1997. The one-time charges discussed above and the absence of earnings from The Associates in the fourth quarter of 1998 more than account for the earnings decline. Excluding one-time charges, our fourth quarter 1998 earnings would have been $1,674 million, or $1.35 per diluted share, compared with earnings (excluding The Associates) of $1,572 million, or $1.27 per diluted share, in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Details of our Automotive sector earnings for the fourth quarter of 1998 and 1997 are shown below (in millions):

                                                                      Fourth Quarter
                                                                     Net Income/(Loss)
                                                          ---------------------------------------
                                                                                         1998
                                                                                         O/(U)
                                                             1998          1997          1997
                                                          ----------    -----------   -----------
                   North American Automotive               $1,047        $1,353       $  (306)

                   Automotive Outside North America
                   - Europe                                   (74)          158          (232)
                   - South America                           (151)          (71)          (80)
                   - Rest of World                             (2)          (99)           97
                                                           ------        ------       -------

                     Total Automotive Outside
                       North America                         (227)          (12)        (215)
                                                           ------        ------       ------
                     Total Automotive Sector               $  820        $1,341       $ (521)
                                                           ======        ======       ======



     The decline in our fourth quarter 1998 Automotive sector earnings in North America is more than explained by one-time charges of $363 million. Without the one-time charges, our results in North America would have improved over our fourth quarter 1997 earnings by $57 million, reflecting primarily higher sales volume, offset partially by higher marketing costs.

     The decline in our fourth quarter Automotive sector earnings in Europe reflects one-time charges of $137 million, lower volume and costs associated with the Focus car line launch, offset partially by cost reductions. The earnings decline in South America was caused by one-time charges and the deteriorating economy in Brazil.

     Details of our Financial Services sector earnings for the fourth quarter of 1998 and 1997 are shown below (in millions):

                                                                      Fourth Quarter
                                                                     Net Income/(Loss)
                                                          -------------------------------------
                                                                                         1998
                                                                                         O/(U)
                                                             1998           1997         1997
                                                          ----------    -----------   ---------
                   Ford Credit                               $234          $218         $  16
                   Hertz                                       48            35            13
                   Minority Interests, Eliminations,
                      and Other (excluding
                      The Associates)                         (59)          (22)          (37)
                                                             ----          ----         -----

                        Financial Services (excluding
                            The Associates)                   223           231            (8)

                   The Associates                               -           278          (278)
                   The Associates Minority Interest             -           (54)           54
                                                             ----          ----         -----


                           Total Financial Services
                             Sector                          $223          $455         $(232)
                                                             ====          ====         =====

                   Memo:  Ford's share of earnings in
                   The Associates                         $     -          $224         $(224)
                   Hertz                                       39            28            11



Our Financial Services sector had lower fourth quarter 1998 earnings primarily because, unlike in the fourth quarter of 1997, they did not include earnings from The Associates.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FULL-YEAR 1998 RESULTS OF OPERATIONS

     Details of our full-year Automotive sector earnings for 1998, 1997 and 1996 are shown below (in millions):

                                                                         Full-Year
                                                                       Net Income/(Loss)
                                                          -------------------------------------
                                                             1998         1997          1996
                                                          ----------    ----------    ---------
                   North American Automotive               $4,612        $4,434        $2,255

                   Automotive Outside North America
                   - Europe                                   193           273          (291)
                   - South America                           (226)           40          (642)
                   - Rest of World                            173           (33)          333
                                                           ------        ------        ------

                     Total Automotive Outside
                       North America                          140           280          (600)
                                                           ------        ------        ------
                     Total Automotive Sector               $4,752        $4,714        $1,655
                                                           ======        ======        ======

     Details of our full-year Financial Services sector earnings for 1998, 1997 and 1996 are shown below (in millions):

                                                                               Full-Year
                                                                        Net Income/(Loss)
                                                          -------------------------------------
                                                            1998           1997         1996
                                                          ----------    -----------   ---------
                   Ford Credit                            $ 1,084        $1,031        $1,441
                   Hertz                                      277           202           159
                   USL Capital                                  -             -           191
                   One-Time Actions
                   - Gain on Sale of Common Stock
                     of The Associates and Hertz                -           269           650
                   - Sale of USL Capital Assets                 -             -            95
                   - Budget Rent a Car Write-down               -             -          (233)
                   Minority Interests, Eliminations,
                      and Other                              (174)         (128)         (257)
                                                          -------         -----        ------

                        Financial Services (excluding
                           The Associates)                  1,187         1,374         2,046

                   The Associates                             220*        1,032           857
                   The Associates Minority Interest           (43)         (200)         (112)
                   Gain on the Spin-off of
                      The Associates                       15,955             -             -
                                                          -------         -----        ------

                         Total Financial Services Sector  $17,319        $2,206        $2,791
                                                          =======        ======        ======

                   Memo:  Ford's share of earnings in
                   ----------------------------------
                   The Associates                          $  177*       $  832        $  745
                   Hertz                                      224           168           159

                   - - - - -
                   *Through March 12, 1998

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

1998 COMPARED WITH 1997

Automotive Sector
-----------------

     Worldwide earnings for our Automotive sector were $4,752 million in 1998 on sales of $119.1 billion, compared with $4,714 million in 1997 on sales of $122.9 billion. Excluding one-time charges, our Automotive sector earnings were $5,377 million in 1998 compared with $4,883 million in 1997. The 1997 one-time charge was for restructuring actions in the second quarter. The increase in operating earnings reflects primarily continued cost reductions and improved vehicle mix, offset partially by lower volume and higher marketing costs. Adjusted for constant volume and mix, our total costs in the Automotive sector declined $2.2 billion compared with 1997.

     Our Automotive sector earnings in North America were $4,612 million in 1998 on sales of $87 billion, compared with $4,434 million in 1997 on sales of $89 billion. Excluding one-time charges, earnings were $4,975 million, up $416 million compared with a year ago. The increase reflects primarily continued cost reductions and improved vehicle mix, offset partially by lower volumes and higher marketing costs. The after-tax return on sales for our North American Automotive sector was 5.3% in 1998. Excluding one-time charges, after-tax return on sales was 5.8%, up 6/10 of a percentage point from 1997.

     In 1998, 16 million new cars and trucks were sold in the United States, up from 15.5 million units in 1997. Our share of those unit sales was 24.6% in 1998, down 4/10 of a percentage point, more than explained by the discontinuation of low margin vehicle lines.

     Our Automotive sector earnings in Europe were $193 million in 1998, $80 million worse than a year ago. The deterioration reflected higher restructuring costs, lower export sales and costs associated with the Focus car line launch, offset partially by cost reductions.

     In 1998, 16.1 million new cars and trucks were sold in Europe, up from 15 million units in 1997. Our share of those unit sales was 10.3% in 1998, down 1.1 percentage points from a year ago. In the fourth quarter of 1998, our market share in Europe was 9.4%, down 1.7 percentage points. Our market share declined because of intense competitive conditions in Europe and limited availability of our new Focus car line during its launch.

     Our Automotive sector in South America lost $226 million in 1998, compared with a profit of $40 million in 1997. The decline was the result of lower volume and revenue resulting from weak economic conditions and charges we incurred for employee reductions, offset partially by lower costs. We reduced production in Brazil and Argentina in the fourth quarter because of anticipated weaker demand in those markets in 1999.

     In 1998, 1.6 million new cars and trucks were sold in Brazil, compared with
1.9 million in 1997. Our share of those unit sales was 13.1% in 1998, down 1.2 percentage points from a year ago. In the fourth quarter of 1998, our market share in Brazil declined to 11.8%, down 5 percentage points. These declines in market share reflect new product entries from other manufacturers and an increasingly competitive market.

     Our Visteon operations, included in our Automotive sector, earned $712 million on revenues of $17,762 million in 1998, compared with $518 million on revenues of $17,220 million in 1997. This earnings improvement reflects primarily cost reductions and increased revenue. Visteon's after-tax return on sales in 1998 was 4.0%, up one percentage point compared with the prior year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Sector
-------------------------

     Earnings of our Financial Services sector consist primarily of two segments, Ford Credit and Hertz. In 1998 we spun-off The Associates to our shareholders, resulting in a $15,955 million gain to Ford. For details of the spin-off see Note 15 (page FS-29) of our Notes to Financial Statements.

     Ford Credit's consolidated net income in 1998 was $1,084 million, up $53 million or 5% from 1997. Compared with 1997, the increase in full-year earnings primarily reflects improved credit loss performance, higher gains on receivable sales, lower effective tax rates and higher financing volumes, offset partially by lower net financing margins and higher operating costs. Lower financing margins reflect higher depreciation expense for leased vehicles as a result of lower-than-anticipated residual values.

     Earnings at Hertz in 1998 were $277 million (of which $224 million was Ford's share). In 1997, Hertz had earnings of $202 million (of which $168 million was Ford's share). The increase in earnings reflects primarily higher revenues and improved profit margins in worldwide car rental operations.


Review of 1998 Financial Targets
--------------------------------

     We set and communicated the financial targets listed below for 1998. Our results against these targets also are listed below.


                                          Full-Year 1998 Target                   1998 Result
                                      -----------------------------      ----------------------------
         Automotive Sector
         -----------------
          -  North America            5% return on sales                 5.3% return on sales
          -  Europe                   Profitable                         $193 million profit
          -  South America            Breakeven                          $226 million loss
          -  Total Costs              Down $1 billion from 1997          down $2.2 billion
                                       (at constant volume and mix)
          -  Capital Spending         Lower than 1997                    $29 million lower
          -  Visteon                  $1.5 billion in new business       $2.3 billion in new business
                                      Improve return on sales            1 percentage point improvement

         Financial Services Sector
         -------------------------
          -  Ford Credit              Grow earnings 10%+                 Up 5%
          -  Hertz                    Record earnings                    Record
                                                                         (Up $75 million from 1997)

     The Automotive sector in South America did not meet its target to break even as the result of lower volume and revenue resulting from weak economic conditions and charges we incurred for employee reductions. Ford Credit's shortfall to achieve the target to grow earnings by 10% reflected primarily the impact of lower-than-anticipated residual values.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

1997 COMPARED WITH 1996

Automotive Sector
-----------------

     Our Automotive sector earnings in North America were a record $4,434 million in 1997, up $2,179 million from 1996. The increase reflected higher margins from ongoing cost, quality, and vehicle mix improvements. Adjusted for constant volume and mix, total Automotive costs declined $3 billion in 1997. The after-tax return on sales was 5.1% in 1997, up 2.3 percentage points from 1996.

     The U.S. economy continued on a path of strong growth, low unemployment, and moderate inflation in 1997. In 1997, 15.5 million new cars and trucks were sold, about the same level as 1996. Ford's share of those unit sales was 25%, down 2/10 of a percentage point from 1996.

     Our Automotive sector operations in Europe returned to profitability in 1997 with earnings of $273 million, compared with a loss of $291 million in 1996. The improvement reflected primarily lower operating costs (at constant volume and mix), offset partially by lower volume.

     In 1997, 15 million new cars and trucks were sold, compared with 14.3 million units in 1996. Ford's share was 11.4%, down 4/10 of a percentage point from 1996.

     Our Automotive sector operations in South America were profitable, earning $40 million in 1997, compared with a loss of $642 million in 1996. Higher earnings reflected primarily improved volume and mix, and lower material costs (at constant volume and mix). In 1997, 1.9 million new cars and trucks were sold in Brazil (the largest market in South America). Ford's share of those unit sales was 14.3% in 1997, up 4.3 percentage points from 1996.


Financial Services Sector
-------------------------

     Earnings for the Financial Services sector in 1997 were down $585 million, compared with 1996. Excluding the one-time actions in 1997 and 1996 shown previously, results from operations in 1997 were down $342 million from 1996.

     Lower earnings at Ford Credit in 1997, compared with 1996, resulted primarily from lower net financing margins, higher credit losses and loss reserve requirements, and a higher effective tax rate; improved operating costs and higher financing volumes were a partial offset. Net financing margins decreased from 1996, reflecting higher depreciation costs on leased vehicles (as a result of lower-than-anticipated residuals). Credit losses as a percent of average net finance receivables (including net investment in operating leases) were 0.89% in 1997, compared with 0.78% in 1996, reflecting higher losses per repossession.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

     At December 31, 1998, our Automotive sector had $23.8 billion of cash and marketable securities, up $3.0 billion from December 31, 1997. This increase occurred even though we paid a total of $2.1 billion in regular cash dividends on our Common Stock, Class B Stock and Preferred Stock during 1998, and paid a special cash dividend of $3.2 billion related to The Associates spin-off.

     In 1998, we spent $8.1 billion for capital goods, such as machinery, equipment, tooling and facilities, used in our Automotive sector. This is down $29 million from 1997. Capital expenditures were 6.8% of sales in 1998, up 2/10 of a percentage point from a year ago.

     At December 31, 1998, our Automotive sector had total debt of $9.8 billion. This amount was 30% of our total capitalization (that is, the sum of our stockholders' equity and Automotive debt) at the end of 1998, compared with 21% of total capitalization at year-end 1997.


Financial Services Sector
-------------------------

     The Associates spin-off primarily explains the declines discussed below.

     At December 31, 1998, our Financial Services sector had cash and marketable securities totaling $2.1 billion, down $1.7 billion from December 31, 1997.

     Net receivables and lease investments were $132.6 billion at December 31, 1998, down $43 million from December 31, 1997.

     Total debt was $122.3 billion at December 31, 1998, down $37.8 billion from December 31, 1997.

     Outstanding commercial paper at December 31, 1998 totaled $46.2 billion at Ford Credit, and $2.3 billion at Hertz, with an average remaining maturity of 30 days and 52 days, respectively.

     For a discussion of the credit and other financial support facilities for our Automotive and Financial Services sectors at December 31, 1998, see Note 9 (pages FS-22 and FS-23) of our Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

YEAR 2000 DATE CONVERSION

General
-------

     An issue affecting Ford and others is the inability of many computer systems and applications to process the year 2000 and beyond ("Y2K"). To address this problem, in 1996, we initiated a global Y2K program to manage Ford's overall Y2K compliance effort. As part of this program, we established a global Central Program Office to coordinate our Y2K compliance efforts. We also have established a Y2K Steering Committee comprised of senior executives to address compliance issues. Ford's Y2K program has been certified by the Information Technology Association of America as meeting its Y2K best practices standards.

State of Readiness
------------------

     We achieved all compliance objectives that we set for ourselves for 1998, including interim 1998 objectives. We expect to complete most of the remaining remediation efforts by the end of June 1999, with the rest completed in the third quarter of 1999. We have identified the following ten distinct areas for Ford's Y2K compliance efforts:

     Business Computer Systems: These include computer systems and applications relating to operations such as financial reporting, human resources, manufacturing, marketing and sales (including vehicle ordering), product engineering and design, purchasing, and treasury. In 1997 we implemented a compliance plan focused on critical systems. By year-end 1998, all critical systems had been repaired, tested, independently verified and implemented into a production environment. In addition, we initiated an enterprise test plan for all key business processes in November 1998. As of February 28, 1999, 86% of all business computer systems were Y2K compliant.

     Plant Floor Equipment: We have implemented a process to assess equipment and machinery in our 180 manufacturing and assembly plants and parts warehouse facilities. We have implemented strategies to repair, replace, or develop contingency plans for all non-compliant hardware and software. As of February 28, 1999, 92% of our plant floor systems were Y2K compliant, and 85% of those systems that are critical were Y2K compliant.

     Suppliers: Ford has deployed, in conjunction with an industry trade association (the Automotive Industry Action Group), a process to pursue a common Y2K compliance approach with the automotive supply industry in North America. Similar actions are underway in Europe and the rest of the world. Y2K awareness and educational sessions have been made available to first, second, and third tier suppliers. Ford does business with approximately 5,000 vehicle production and critical non-production suppliers. We have asked each of these suppliers to respond to a Y2K compliance questionnaire, and a majority of them have done so. Based on these responses, the criticality of the product or service being supplied and other factors, during 1999 we will selectively audit Y2K compliance of our suppliers.

     Vehicle Components: Although testing continues, we have determined that the Y2K problem does not affect the onboard computer systems in our vehicles. The functionality of these systems is based generally on engine cycles or the time elapsed since the vehicle was started, not any particular date. We have surveyed suppliers of microprocessors and embedded system assemblies, and no problems have been identified to date. Recent internal global surveys to all Ford employees have substantiated these findings.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Affiliates: Ford Credit, Hertz, and our other consolidated subsidiaries, as well as our non-consolidated joint ventures, have developed plans to address Y2K compliance similar to those of Ford. We have contacted and are monitoring over 200 affiliates to ensure plans are in place to achieve timely Y2K compliance.

     Product Development Test Equipment: This includes equipment and systems for testing vehicle emissions, safety and performance. We are working with suppliers to replace our non-compliant systems with common global test systems where needed. As of February 28, 1999, 45% of our product development test systems were Y2K compliant, and 63% of those systems that are critical were Y2K compliant.

     End-User Computing: Desktop computers are used throughout Ford. Our plans to make these computers Y2K compliant include the replacement or repair of all non-compliant computers and related software, distribution of an assessment tool for end-user developed applications and the training of over 700 end-user program coordinators worldwide. As of February 28, 1999, 57% of critical end-user programs were Y2K compliant.

     Technical Infrastructure: We established a dedicated testing facility to repair and test our critical systems infrastructures, such as wide area networks, local area networks, electronic data centers, and e-mail systems. As of February 28, 1999, 75% of our hardware, software and global communications network were Y2K compliant.

     Dealers: We are handling the compliance of all Ford-developed dealer systems, such as vehicle and parts ordering systems. Dealer compliance efforts with respect to other systems are being monitored by us through various dealer service providers.

     Physical Properties and Infrastructures: We have assessed the impact of Y2K on all building systems globally in two phases. Phase I included energy management, fire, and security systems in our production facilities. We are correcting problems where required. Phase II of the program has expanded to include leased office facilities. These facilities have minimal Y2K issues. As of February 28, 1999, 82% of our plant, engineering support and owned office building systems were Y2K compliant. We are also confirming the Y2K preparedness of our energy and other utility suppliers.

     On the next page is a timetable showing Ford's internal target dates for compliance and the status of compliance (at February 28, 1999) for each of the areas mentioned above. We established these target dates before December 31, 1999 to allow sufficient time to perform enterprise-wide testing and further validation of our Y2K compliance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                                             Year 2000 Program Timing
                                           Status as of February 28, 1999


                                   1996           1997           1998           1999           2000
                                   ----           ----           ----           ----           ----

Business Computer Systems                  ---Plan: 100% compliant by 6/99----------------

                                                 Status: 86%(a)

Plant Floor Equipment                           ---Plan: 100% compliant by 6/99-----------

                                                      Status: 92%(b)

Production and
Critical Non-Production Suppliers              ---Plan: 100% ready (c) by 6/99------------

                                                     Status: 88%

Vehicle Components                         ---Plan: 100% compliant by 6/99----------------

                                                 Status: 100%

Affiliates                                      ---Plan: 100% ready (c) by 6/99-----------

                                                      Status:  88%

PD Test Equipment                                   ---Plan: 100% compliant by 6/99-------

                                                          Status: 45%(d)

Critical End-User Computing                ---Plan: 100% compliant by 6/99----------------

                                                 Status: 57%

Technical Infrastructure                 ---Plan: 100% compliant by 6/99------------------

                                               Status: 75%

Dealers                                         ---Plan: 100% ready (c) by 9/99----------------

                                                Status: 78%

Physical Properties and
Infrastructure                                   ---Plan: 100% compliant by 6/99----------

                                                 Status:  82%

-----------------
(a) 100% of critical business computer systems were compliant at year-end 1998.
(b) 85% of critical plant floor equipment was compliant at February 28, 1999.
(c) "Ready" means having a comprehensive Y2K program in place and a plan that will achieve compliance before January 1, 2000.
(d) 63% of critical PD test equipment was compliant at February 28, 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Y2K Costs
---------

We estimate that we will spend about $375 million for our Y2K compliance efforts. We will incur this amount over about a three-year period that commenced mid-1997 and will end mid-2000. Y2K compliance costs incurred through December 31, 1998 were about $155 million. Our annual Y2K costs relating to information technology have represented and are expected through year-end 2000 to represent about 10% of our total annual information technology budget.

Y2K Risks
---------

The most reasonably likely worst case scenario for Ford with respect to the Y2K problem is the failure of a supplier, including an energy supplier, to be Y2K compliant such that its supply of needed products or services to a Ford or supplier manufacturing facility is interrupted temporarily. This could result in Ford not being able to produce one or more vehicle lines for a period of time, which in turn could result in lost sales and profits. We are monitoring the preparedness of utility suppliers to ensure plans are in place for uninterrupted service.

Y2K Contingency Plans
---------------------

We have established a Y2K business resumption planning committee to evaluate business disruption scenarios, coordinate the establishment of Y2K contingency plans, and identify and implement preemptive strategies. The committee will develop detailed contingency plans for critical business processes by the end of March 1999 and will validate those plans by the end of June 1999.


EURO CONVERSION

A single currency called the euro was introduced in Europe on January 1, 1999. Eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency as of that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro were established as of that date. The legacy currencies will remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency.

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

Introduction of the euro may reduce the amount of Ford's exposure to changes in foreign exchange rates, due to the netting effect of having assets and liabilities denominated in a single currency as opposed to the various legacy currencies. As a result, our foreign exchange hedging costs could be reduced. Conversely, because there will be less diversity in our exposure to foreign currencies, movements in the euro's value in U.S. dollars could have a more pronounced effect, whether positive or negative, on us.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     We have budgeted up to $50 million (including contingencies) for the period from 1997 through 2003 to cover the worldwide costs of preparing for and making operational changes to accommodate introduction of the euro. Certain of our business functions have introduced euro-capability as of January 1, 1999, including, for example, systems for making and receiving certain payments, pricing and invoicing. Other business functions will be converted for the euro by the end of the transition period (December 31, 2001), but may be converted earlier where operationally efficient or cost-effective, or to meet customer needs.


DISSOLUTION OF AUTOEUROPA JOINT VENTURE

     Effective January 1, 1999, our joint venture with Volkswagen AG in Portugal (AutoEuropa) was dissolved. This action will improve our first quarter 1999 after-tax results by approximately $165 million. Prior to the dissolution, we held a 50% interest in AutoEuropa and accounted for it on an equity basis.


VOLVO

     On March 1, 1999, we entered into a definitive agreement with AB Volvo for the purchase of Volvo's worldwide passenger car business for a price of $6.45 billion. On March 8, 1999, AB Volvo's shareholders approved the transaction. The transaction will close following receipt of regulatory approvals.


ROUGE COMPLEX

     On February 1, 1999, an explosion occurred at the powerhouse of the Rouge Complex in Dearborn, Michigan, completely halting production at the powerhouse. Thirty-one people were injured or died as a result of this accident. The powerhouse supplied energy and steam to the entire Rouge Complex. We own part of the powerhouse and have manufacturing plants and an assembly plant located within the Complex. Those plants supply products to various Ford manufacturing and assembly plants worldwide. Through alternative sources of power we have resumed normal production at all of our manufacturing and assembly plants in the Rouge Complex. A significant supplier of steel to us also is located in the Rouge Complex. We do not know when that supplier will be able to fully resume its production. In the interim, we have implemented contingency plans for temporary alternative sources of steel. We have insurance, including business interruption coverage, which should limit the financial impact from the accident.


NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," was issued by the Financial Accounting Standards Board in June 1997. We adopted SFAS 131 effective with the 1998 financial statements.

     Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits," was issued by the Financial Accounting Standards Board in February 1998. We adopted SFAS 132 effective with the 1998 financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued by the American Institute of Certified Public Accountants in March 1998. This SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use, and requires capitalization of certain internal-use computer software costs. We will adopt this SOP for costs incurred beginning January 1, 1999. Adoption of this standard is expected to improve full-year 1999 after-tax results by an estimated $220 million.

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction. We anticipate having each of these types of hedges, and we will comply with the requirements of SFAS 133 when we adopt it. We expect to adopt SFAS 133 beginning January 1, 2000. We have not yet determined the effect of adopting SFAS 133.



OUTLOOK

Industry Sales Volumes
----------------------

     Our outlook for car and truck industry sales in 1999 in our major markets is as follows:


         United States     -  between 15.5 to 16 million units, compared with
                              the 16 million units sold in 1998

         Europe            -  lower than the 16.1 million units sold in 1998

         Brazil            -  substantially lower than the 1.6 million units
                              sold in 1998

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


1999 Financial Targets
----------------------

     Ford's management has set and communicated certain financial targets for 1999. While we hope to achieve these goals, they should not be interpreted as projections, expectations or forecasts of 1999 results. The financial targets for 1999 are as follows:

         Automotive Sector                                               Full-Year 1999 Target
         -----------------                          --------------------------------------------------------------
          -  North America                          After-tax return on sales greater than 5%
          -  Europe                                 Grow earnings
          -  South America                          Improve operating results*
          -  Total Costs                            Down $1 billion from 1998 (at constant volume and mix)
          -  Capital Spending                       $8.5 billion (includes capitalized software)
          -  Visteon                                Grow earnings; obtain $2 billion of new business

         Financial Services Sector
         -------------------------

          -  Ford Credit                            Grow earnings by 10%
          -  Hertz                                  Record earnings (eighth consecutive year of increased earnings)

         Total Company
         -------------

          -  Total shareholder returns              Top quartile of the S&P 500 over time

         --------------------
         * Because the Brazilian market has deteriorated more than expected in the first quarter of 1999, our current forecast is for worse operating results.



RISK FACTORS

     Statements included in this Report may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation: greater price competition in the U.S. and Europe resulting from currency fluctuations or industry overcapacity; a significant decline in U.S. or European industry sales resulting from slowing economic growth; currency fluctuations; further economic difficulties in South America, including those resulting from Brazilian government austerity programs; a market shift from truck sales in the U.S.; lower-than-anticipated residual values for leased vehicles; problems relating to the Y2K issue; increased safety or emissions regulation resulting in higher costs and/or sales restrictions; work stoppages at key Ford or supplier facilities; and the discovery of defects in vehicles resulting in recall campaigns, increased warranty costs or litigation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     Ford is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates and commodity prices.

     - Our Automotive sector frequently has expenditures denominated in foreign currencies, including the following: purchases and sales of finished vehicles and production parts; debt and other payables; subsidiary dividends; and investments in subsidiaries. These expenditures create exposures to changes in exchange rates.

     - We also are exposed to changes in prices of commodities used in our Automotive sector.

     - To ensure funding over business and economic cycles and to minimize overall borrowing costs, our Financial Services sector issues debt and other payables with various maturity and interest rate structures. The maturity and interest rate structures frequently differ from the invested assets. Exposures to fluctuations in interest rates are created by the difference in maturities of liabilities versus the maturities of assets.

     We monitor and manage these financial exposures as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results. The effect of changes in exchange rates, interest rates and commodity prices on our earnings generally has been small relative to other factors that also affect earnings, such as unit sales and operating margins. For more information on these financial exposures, see Note 1 (pages FS-9 and FS-10) and
Note 14 (pages FS-26 and FS-27) of our Notes to Financial Statements.

     Our interest rate risk and foreign currency exchange rate risk are quantified below. Our risks related to commodity derivative positions are not material.

         Interest Rate Risk -- We use interest rate swaps (including those with a currency swap component) primarily at Ford Credit to mitigate the effects of interest rate fluctuations on earnings by changing the characteristics of debt to match the characteristics of assets. All interest rate swap agreements are designated to hedge either a specific debt issue or pool of debt. We use a model to assess the sensitivity of our earnings to changes in market interest rates. The model recalculates earnings by adjusting rates associated with variable rate instruments on the repricing date and by adjusting rates on fixed rate instruments scheduled to mature in the subsequent twelve months, effective on their scheduled maturity date. Interest income and interest expense are then recalculated based on the revised rates. Assuming an instantaneous increase or decrease of one percentage point in interest rates applied to all financial instruments and leased assets, our after-tax earnings would change by $23 million over a 12-month period.

         Foreign Currency Risk - We use derivative financial instruments to hedge assets, liabilities and firm commitments denominated in foreign currencies. We use a value-at-risk (VAR) analysis to evaluate our exposure to changes in foreign currency exchange rates. The primary assumptions used in the VAR analysis are as follows:

         - A historical time series analysis (variance/covariance) is used to calculate changes in the value of currency derivative instruments (forwards and options) and all significant underlying exposures. The VAR includes an 18-month exposure horizon and a one-month holding period.

         - The VAR analysis calculates the potential risk, within a 99% confidence level, on firm commitment exposures (cash flows), including the effects of foreign currency derivatives. (Translation exposures are not included in the VAR analysis). The model generally assumes currency prices are normally distributed and draws volatility data from the currency markets.

         - Estimates of correlations of market factors primarily are drawn from the JP Morgan RiskMetricsTM datasets.

         Based on our overall currency exposure (including derivative positions) during 1998, the risk during 1998 to our pre-tax cash flow from currency movements was on average less than $300 million, with a high of $350 million and a low of $200 million. At December 31, 1998, currency movements are projected to affect our pre-tax cash flow over the next 18 months by less than $325 million, within a 99% confidence level. Compared with our projection at December 31, 1997, the 1998 VAR amount is approximately $75 million higher, primarily because of increased currency exchange rate volatility and increased exposure.



Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     Our Financial Statements, the accompanying Notes and the Report of Independent Accountants that are filed as part of this Report are listed under
Item 14. "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and are set forth on pages FS-1 through FS-33 immediately following the signature pages of this Report.

     Selected quarterly financial data for us and our consolidated subsidiaries for 1998 and 1997 is in Note 18 of our Notes to Financial Statements.




Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------

         Not required.

                                  PART III



Item 10.  Directors and Executive Officers of Ford
--------------------------------------------------

     The information required by Item 10 regarding our directors is incorporated by reference from the information under the captions "Election of Directors" and "Management Stock Ownership" in our Proxy Statement. The information required by
Item 10 regarding our executive officers appears as Item 4A under Part I of this Report.


Item 11.  Executive Compensation
--------------------------------

     The information required by Item 11 is incorporated by reference from the information under the following captions in our Proxy Statement: "Compensation of Directors", "Compensation and Option Committee Report on Executive Compensation", "Compensation of Executive Officers", "Stock Options", "Performance Stock Rights and Restricted Stock Units", "Stock Performance Graphs" and "Retirement Plans".


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information required by Item 12 is incorporated by reference from the information under the caption "Management Stock Ownership" in our Proxy Statement.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in our Proxy Statement.

                                  PART IV



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) 1.   Financial Statements - Ford Motor Company and Subsidiaries
-------------------------------------------------------------------

          Consolidated Statement of Income for the years ended December 31, 1998, 1997 and 1996.

          Consolidated Balance Sheet at December 31, 1998 and 1997.

          Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

          Consolidated Statement of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

          Notes to Financial Statements

          Report of Independent Accountants

     The Consolidated Financial Statements, the Notes to Financial Statements and the Report of Independent Accountants listed above are filed as part of this Report and are set forth on pages FS-1 through FS-33 immediately following the signatures pages of this Report.


(a) 2.   Financial Statement Schedules
--------------------------------------

Designation                                 Description
-----------                                 -----------
Supplemental
 Schedule                  Condensed Financial Information of Subsidiary

Report of Independent
 Accountants on
 Supplemental Schedule

     The Financial Statement Schedule and the Report of Independent Accountants on Supplemental Schedule listed above are filed as part of this Report and are set forth on pages FSS-1 and FSS-2 immediately following page FS-33. The schedules not filed are omitted because the information required to be contained in them is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


(a) 3. Exhibits
---------------

Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------
Exhibit 3-A          Restated Certificate of Incorporation,              Filed as Exhibit 3.1 to Ford's Quarterly
                     dated April 9, 1998.                                Report on Form 10-Q for the quarter
                                                                         ended March 31, 1998.*

Exhibit 3-B          By-Laws as amended through January 1, 1999.         Filed with this Report.


Exhibit 4            Form of Deposit Agreement dated as of               Filed as Exhibit 4-E to Ford's
                     October 29, 1992 among Ford, Chemical               Registration Statement No. 33-53092.*
                     Bank, as Depositary, and the holders from
                     time to time of Depositary Shares, each
                     representing 1/2,000 of a share of Ford's
                     Series B Cumulative Preferred Stock.

Exhibit 10-A         Amended and Restated Profit                         Filed with this Report.
                     Maintenance Agreement, dated as of
                     January 1, 1999, between Ford
                     and Ford Credit.

Exhibit 10-B         1985 Stock Option Plan.**                           Filed as Exhibit 10-D to Ford's
                                                                         Annual Report on Form 10-K for the
                                                                         year ended December 31, 1985.*

Exhibit 10-B-1       Amendment dated as of March 8, 1990                 Filed as Exhibit 10-C-1 to Ford's
                     to 1985 Stock Option Plan.**                        Annual Report on Form 10-K for
                                                                         the year ended December 31, 1989.*

Exhibit 10-B-2       Amendment to 1985 Stock Option Plan,                Filed as Exhibit 4.C to Amendment No.
                     effective as of January 8, 1998.**                  1 to Ford's Registration Statement
                                                                         No. 33-9722.*

Exhibit 10-C         Supplemental Compensation Plan                      Filed as Exhibit 10-H to Ford's
                     as amended through May 8, 1986.**                   Annual Report on Form 10-K for the
                                                                         year ended December 31, 1986.*

Exhibit 10-C-1       Amendment to Supplemental                           Filed as Exhibit 10-F-1 to Ford's
                     Compensation Plan, dated May 12, 1988.**            Annual Report on Form 10-K for the
                                                                         year ended December 31, 1988.*


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(Continued)

Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------
Exhibit 10-C-2       Amendment to Supplemental Compensation Plan,        Filed as Exhibit 10-D-2 to Ford's
                     dated July 8, 1992.**                               Annual Report on Form 10-K for the
                                                                         year ended December 31, 1992.*

Exhibit 10-C-2A      Amendment to Supplemental Compensation Plan,        Filed as Exhibit 10-C-2A to Ford's
                     effective as of March 9, 1994.**                    Annual Report on Form 10-K for the
                                                                         year ended  December 31, 1996.*

Exhibit 10-C-3       Amendment to Supplemental Compensation              Filed as Exhibit 10.1 to Ford's
                     Plan, effective as of March 8, 1995.**              Quarterly Report on Form 10-Q for the
                                                                         quarter ended March 31, 1995.*

Exhibit 10-C-4       Amendment to Supplemental                           Filed as Exhibit 10.1 to Ford's
                     Compensation Plan, effective as of                  Quarterly Report on Form 10-Q for the
                     July 13, 1995.**                                    quarter ended June 30, 1995.*

Exhibit 10-C-5       Amendment to Supplemental                           Filed as Exhibit 10-C-5 to Ford's
                     Compensation Plan, effective as of                  Annual Report on Form 10-K for the
                     January 10, 1996.**                                 year ended December 31, 1995.*

Exhibit 10-C-6       Amendments to Supplemental                          Filed as Exhibit 10-C-6 to Ford's
                     Compensation Plan, effective as of                  Annual Report on Form 10-K for the
                     October 1, 1997.**                                  year ended December 31, 1997.*

Exhibit 10-C-7       Amendment to Supplemental                           Filed as Exhibit 10-C-7 to Ford's
                     Compensation Plan, effective as of                  Annual Report on Form 10-K for the
                     December 22, 1997.**                                year ended December 31, 1997.*

Exhibit 10-C-8       Amendment to Supplemental                           Filed as Exhibit 10-C-8 to Ford's
                     Compensation Plan, effective as of                  Annual Report on Form 10-K for the
                     May 14, 1998.**                                     year ended December 31, 1997.*

Exhibit 10-C-9       Amendment to Supplemental                           Filed with this Report.
                     Compensation Plan, effective as of
                     October 16, 1998.**

Exhibit 10-D         Executive Separation Allowance Plan                 Filed as Exhibit 10-D to Ford's
                     as amended through December 9, 1993                 Annual Report on Form 10-K for the
                     for separations on or after January 1, 1981.**      year ended December 31, 1994.*

Exhibit 10-E         Description of Ford practices regarding             Filed as Exhibit 10-I to Ford's
                     club memberships for executives.**                  Annual Report on Form 10-K for the
                                                                         year ended December 31, 1981.*

Exhibit 10-F         Description of Ford practices regarding             Filed as Exhibit 10-J to Ford's
                     travel expenses of spouses of certain               Annual Report on Form 10-K for the
                     executives.**                                       year ended December 31, 1980.*

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------
Exhibit 10-G         Deferred Compensation Plan for                      Filed as Exhibit 10-H-1 to Ford's
                     Non-Employee Directors, as amended                  Annual Report on Form 10-K for the
                     on July 11, 1991.**                                 year ended December 31, 1991.*

Exhibit 10-G-1       Amendments to Deferred Compensation Plan            Filed as Ehibit 10-G-1 to Ford's
                     for Non-Employee Directors, effective as of         Annual Report on Form 10-K for the
                     January 1, 1996.**                                  year ended December 31, 1995.*

Exhibit 10-G-2       Amendment to Deferred Compensation Plan             Filed as Exhibit 10-G-2 to Ford's
                     for Non-Employee Directors, effective as of         Annual Report on Form 10-K for the
                     November 14, 1996.**                                year ended December 31, 1996.*

Exhibit 10-H         Benefit Equalization Plan, as                       Filed as Exhibit 10-H to Ford's
                     amended as of January 1, 1989.**                    Annual Report on Form 10-K for the
                                                                         year ended December 31, 1994.*

Exhibit 10-H-1       Description of Amendments to Benefit                Filed as Exhibit 10-H-1 to Ford's
                     Equalization Plan, adopted January 11,              Annual Report on Form 10-K for the
                     1996 and January 25, 1996.**                        year ended December 31, 1995.*

Exhibit 10-I         Description of financial counseling                 Filed as Exhibit 10-N to Ford's
                     services provided to certain executives.**          Annual Report on Form 10-K for the
                                                                         year ended December 31, 1983.*

Exhibit 10-J         1986 Long-Term Incentive Plan.**                    Filed as Exhibit 10-Q to Ford's
                                                                         Annual Report on Form 10-K for the
                                                                         year ended December 31, 1985.*

Exhibit 10-J-1       Amendment dated as of June 1, 1990 to               Filed as Exhibit 10-N-1 to Ford's
                     1986 Long-Term Incentive Plan. **                   Annual Report on Form 10-K for the
                                                                         year ended December 31, 1990.*

Exhibit 10-K         Supplemental Executive Retirement Plan,             Filed as Exhibit 10-K to Ford's
                     as restated and incorporating amendments            Annual Report on Form 10-K for the
                     through December 12, 1995.**                        year ended December 31, 1995.*

Exhibit 10-L         Restricted Stock Plan for Non-Employee              Filed as Exhibit 10-P to Ford's
                     Directors adopted by the Board of                   Annual Report on Form 10-K for the
                     Directors on November 10, 1988,                     year ended December 31, 1988.*
                     and approved by the stockholders at
                     the 1989 Annual Meeting.**

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)




Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------
Exhibit 10-L-1       Amendment to Restricted Stock Plan for              Filed as Exhibit 10.1 to Ford's
                     Non-Employee Directors, effective as of             Quarterly Report on Form 10-Q for the
                     August 1, 1996.**                                   quarter ended September 30, 1996.*

Exhibit 10-M         1990 Long-Term Incentive Plan,                      Filed as Exhibit 10-R to Ford's
                     amended as of June 1, 1990.**                       Annual Report on Form 10-K for the
                                                                         year ended December 31, 1990.*

Exhibit 10-M-1       Amendment to 1990 Long-Term Incentive               Filed as Exhibit 10-P-1 to Ford's
                     Plan, effective as of October 1, 1990.**            Annual Report on Form 10-K for the
                                                                         year ended December 31, 1991.*

Exhibit 10-M-2       Amendment to 1990 Long-Term Incentive               Filed as Exhibit 10.2 to Ford's
                     Plan, effective as of March 8, 1995.**              Quarterly Report on Form 10-Q for the
                                                                         quarter ended March 31, 1995.*

Exhibit 10-M-3       Amendment to 1990 Long-Term                         Filed as Exhibit 10-M-3 to Ford's
                     Incentive Plan, effective as of                     Annual Report on Form 10-K for the
                     October 1,  1997.**                                 year ended  December 31, 1997.*

Exhibit 10-M-4       Amendment to 1990 Long-Term                         Filed as Exhibit 10-M-4 to Ford's
                     Incentive Plan, effective as of                     Annual Report on Form 10-K for the
                     January 1,  1998.**                                 year ended December 31, 1997.*

Exhibit 10-N         Description of Matching Gift Program for            Filed as Exhibit 10-Q to Ford's
                     Non-Employee Directors.**                           Annual Report on Form 10-K for the
                                                                         year ended December 31, 1991.*

Exhibit 10-O         Non-Employee Directors Life Insurance               Filed as Exhibit 10-O to Ford's
                     and Optional Retirement Plan                        Annual Report on Form 10-K for the
                     (as amended as of January 1, 1993).**               year ended December 31, 1994.*

Exhibit 10-P         Description of Non-Employee Directors               Filed as Exhibit 10-S to Ford's
                     Accidental Death, Dismemberment and                 Annual Report on Form 10-K for the
                     Permanent Total Disablement Indemnity.**            year ended December 31, 1992.*

Exhibit 10-Q         Agreement dated December 10, 1992                   Filed as Exhibit 10-T to Ford's
                     between Ford and William C. Ford.**                 Annual Report on Form 10-K for the
                                                                         year ended December 31, 1992.*

Exhibit 10-R         Support Agreement dated as of October 1,            Filed as Exhibit 10-T to Ford's
                     1993 between Ford and FCE Bank.                     Annual Report on Form 10-K for the
                                                                         year ended December 31, 1993.*

Exhibit 10-R-1       Amendment No. 1 dated as of November                Filed as Exhibit 10-R-1 to Ford's
                     15, 1995 to Support Agreement between               Annual Report on Form 10-K for the
                     Ford and FCE Bank.                                  year ended December 31, 1995.*


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

Designation                     Description                                          Method of Filing
-----------                     -----------                                          ----------------
Exhibit 10-S         Select Retirement Plan                              Filed as Exhibit 10-S to Ford's
                     adopted on June 9, 1994.**                          Annual Report on Form 10-K for the
                                                                         year ended December 31, 1996.*

Exhibit 10-T         Deferred Compensation Plan,                         Filed as Exhibit 10.2 to Ford's
                     effective as of July 13, 1995.**                    Quarterly Report on Form 10-Q for the
                                                                         quarter ended June 30, 1995.*

Exhibit 10-T-1       Amendments to Deferred Compensation                 Filed as Exhibit 10-T-1 to Ford's
                     Plan, effective as of July 13, 1995 and             Annual Report on Form 10-K for the
                     October 1, 1995.**                                  year ended December 31, 1995.*

Exhibit 10-T-2       Amendments to Deferred Compensation                 Filed as Exhibit 10.2 to Ford's
                     Plan, effective as of October 1, 1996.**            Quarterly Report on Form 10-Q for the
                                                                         quarter ended September 30, 1996.*

Exhibit 10-T-3       Amendment to Deferred Compensation                  Filed as Exhibit 4.4 to Ford's
                     Plan, effective as of October 1, 1997.**            Registration Statement
                                                                         No. 333-47733.*

Exhibit 10-T-4       Amendments to Deferred Compensation                 Filed as Exhibit 4.5 to Ford's
                     Plan, effective as of January 1, 1998.**            Registration Statement
                                                                         No. 333-47733.*

Exhibit 10-T-5       Amendments to Deferred Compensation Plan,           Filed as Exhibit 10.1 to Ford's Quarterly
                     effective as of July 8, 1998.**                     Report on Form 10-Q/A for the
                                                                         quarter ended September 30, 1998.*

Exhibit 10-T-6       Amendment to Deferred Compensation Plan,            Filed as Exhibit 10.2 to Ford's Quarterly
                     effective as of September 9, 1998.**                Report on Form 10-Q/A for the
                                                                         quarter ended September 30, 1998.*

Exhibit 10-T-7       Amendments to Deferred Compensation Plan,           Filed as Exhibit 10.3 to Ford's Quarterly
                     effective as of October 16, 1998.**                 Report on Form 10-Q/A for the
                                                                         quarter ended September 30, 1998.*

Exhibit 10-T-8       Amendments to Deferred Compensation                 Filed with this Report.
                     Plan, effective as of November 11, 1998.**

Exhibit 10-U         Description of Amendments to Supplemental           Filed as Exhibit 10-U to Ford's
                     Executive Retirement Plan and Executive             Annual Report on Form 10-K for the
                     Separation Allowance Plan, adopted                  year ended December 31, 1995.*
                     January 25, 1996.**

Exhibit 10-U-2       Description of Amendment to Supplemental            Filed as Exhibit 10-U-2 to Ford's
                     Executive Retirement Plan and Executive             Annual Report on Form 10-K for the
                     Separation Allowance Plan, effective as of          year ended December 31, 1996.*
                     July 1, 1996.**


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


Designation                     Description                                          Method of Filing
-----------                     -----------                                          ----------------
Exhibit 10-U-3       Description of Amendment to Supplemental            Filed with this Report.
                     Executive Retirement Plan adopted
                     September 10, 1998. **

Exhibit 10-V         Annual Incentive Compensation Plan,                 Filed as Exhibit 10-V to Ford's
                     effective as of January 1, 1998.**                  Annual Report on Form 10-K for the
                                                                         year ended December 31, 1997.*

Exhibit 10-W         1998 Long-Term Incentive Plan,                      Filed as Exhibit 10-W to Ford's
                     effective as of January 1, 1998.**                  Annual Report on Form 10-K for the
                                                                         year ended December 31, 1997.*

Exhibit 10-W-1       Amendment to 1998 Long-Term Incentive               Filed with this Report.
                     Plan, effective as of January 1, 1999.**

Exhibit 10-X         Agreement dated January 13, 1999                    Filed with this Report.
                     between Ford and Edsel B. Ford II.**

Exhibit 12           Computation of Ratio of Earnings to                 Filed with this Report.
                     Combined Fixed Charges and Preferred
                     Stock Dividends.

Exhibit 21           List of Subsidiaries of Ford                        Filed with this Report.
                     as of March 15, 1999.

Exhibit 23           Consent of Independent Certified Public             Filed with this Report.
                     Accountants.

Exhibit 24           Powers of Attorney.                                 Filed with this Report.

--------------------------
*     Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated)
**    Management contract or compensatory plan or arrangement



     Instruments defining the rights of holders of certain issues of long-term debt of Ford and of certain consolidated subsidiaries and of any unconsolidated subsidiary, for which financial statements are required to be filed with this Report, have not been filed as exhibits to this Report because the authorized principal amount of any one of such issues does not exceed 10% of the total assets of Ford and our subsidiaries on a consolidated basis. Ford agrees to furnish a copy of each of such instruments to the Commission upon request.


(b) Reports on Form 8-K
-----------------------

     During the quarter ended December 31, 1998, Ford filed no Current Reports on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Ford has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY


By:      John M. Devine*
      -----------------------
         (John M. Devine)
      Executive Vice President and
      Chief Financial Officer


Date:    March 17, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated.


         Signature                              Title                             Date
         ---------                              -----                             ----

     William Clay Ford, Jr.*          Director, Chairman of the                 March 17, 1999
------------------------------        Board and Chairman of the
    (William Clay Ford, Jr.)          Environmental and Public
                                      Policy Committee, the Finance
                                      Committee and the Organization
                                      Review and Nominating Committee

      Jacques A. Nasser*              Director and President                    March 17, 1999
------------------------------        and Chief Executive Officer
     (Jacques A. Nasser)              (principal executive officer)


       Michael D. Dingman*            Director and Chairman of the              March 17, 1999
-------------------------------       Compensation and Option Committee
      (Michael D. Dingman)


        Edsel B. Ford II*             Director                                  March 17, 1999
-------------------------------
       (Edsel B. Ford II)


       William Clay Ford*             Director                                  March 17, 1999
-------------------------------
      (William Clay Ford)


     Irvine O. Hockaday, Jr.*         Director and Chairman of the              March 17, 1999
-------------------------------       Audit Committee
     (Irvine O. Hockaday, Jr.)



                                                       -59-


         Signature                              Title                             Date
         ---------                              -----                             ----
       Marie-Josee Kravis*            Director                                  March 17, 1999
------------------------------
      (Marie-Josee Kravis)


        Ellen R. Marram*              Director                                  March 17, 1999
------------------------------
        (Ellen R. Marram)


       Homer A Neal*                  Director                                  March 17, 1999
------------------------------
      (Homer A. Neal)


       Carl E. Reichardt*             Director                                  March 17, 1999
------------------------------
      (Carl E. Reichardt)


       John L. Thornton*              Director                                  March 17, 1999
------------------------------
       (John L. Thornton)


         John M. Devine*             Executive Vice President and               March 17, 1999
------------------------------       Chief Financial Officer
        (John M. Devine)             (principal financial officer)


        William A. Swift*            Vice President and Controller              March 17, 1999
------------------------------       (principal accounting officer)
       (William A. Swift)




*By: /s/ John M. Rintamaki
     -------------------------
     (John M. Rintamaki)
       Attorney-in-Fact




                                         Ford Motor Company and Subsidiaries
                                         -----------------------------------

                                                     HIGHLIGHTS


                                                                    Fourth Quarter                         Full Year
                                                                -----------------------             -------------------------
                                                                 1998            1997                 1998             1997
                                                                -------         -------             --------         --------
                                                                   (unaudited)
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- North America                                                 1,197           1,118                4,370           4,432
- Outside North America                                           617             673                2,453           2,515
                                                                -----           -----                -----           -----
    Total                                                       1,814           1,791                6,823           6,947
                                                                =====           =====                =====           =====

Sales and revenues (in millions)
- Automotive                                                  $32,204         $31,897             $119,083        $122,935
- Financial Services                                            5,699           8,055               25,333          30,692
                                                              -------         -------             --------        --------
    Total                                                     $37,903         $39,952             $144,416        $153,627
                                                              =======         =======             ========        ========

Net income (in millions)
- Automotive                                                  $   820         $ 1,341             $  4,752        $  4,714
- Financial Services (excl. The Associates)                       223             231                1,187           1,374
                                                              -------         -------             --------        --------
   Subtotal                                                     1,043           1,572                5,939           6,088
- The Associates                                                    -             224                  177             832
- Gain on spin-off of The Associates                                -               -               15,955               -
                                                              -------         -------             --------        --------
    Total                                                     $ 1,043         $ 1,796             $ 22,071        $  6,920
                                                              =======         =======             ========        ========

Capital expenditures (in millions)
- Automotive                                                  $ 2,445         $ 2,389             $  8,113        $  8,142
- Financial Services                                              106             162                  504             575
                                                              -------         -------             --------        --------
    Total                                                     $ 2,551         $ 2,551             $  8,617        $  8,717
                                                              =======         =======             ========        ========

Automotive capital expenditures as a
 percentage of sales                                              7.6%            7.5%                 6.8%            6.6%

Stockholders' equity at December 31
- Total (in millions)                                         $23,409         $30,734             $ 23,409        $ 30,734
- After-tax return on Common and
   Class B stockholders' equity                                  17.8%           24.1%                25.4%           24.4%

Automotive net cash at December 31
 (in millions)
- Cash and marketable securities                              $23,805         $20,835             $ 23,805        $ 20,835
- Debt                                                          9,834           8,176                9,834           8,176
                                                              -------         -------             --------        --------
   Automotive net cash                                        $13,971         $12,659             $ 13,971        $ 12,659
                                                              =======         =======             ========        ========

After-tax return on sales
- North American Automotive                                       4.5%            5.9%                 5.3%            5.1%
- Total Automotive                                                2.6%            4.2%                 4.0%            3.9%

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                                    1,210           1,201                1,211           1,195
- Number outstanding at December 31                             1,209           1,202                1,209           1,202

Common Stock price (per share)
 (adjusted to reflect The Associates
 spin-off)
- High                                                        $59-7/8         $33-9/16             $61-7/16       $33-9/16
- Low                                                          38-13/16        27-23/32             28-15/32       20-3/64

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income assuming dilution
- Automotive                                                  $  0.66         $  1.08              $  3.76        $   3.82
- Financial Services (excl. The Associates)                      0.18            0.19                 0.96            1.12
                                                              -------         -------              -------        --------
   Subtotal                                                      0.84            1.27                 4.72            4.94
- The Associates                                                    -            0.18                 0.14            0.68
- Gain on spin-off of The Associates                                -               -                12.90               -
                                                              -------         --------             -------        --------
    Total                                                     $  0.84         $  1.45              $ 17.76        $   5.62
                                                              =======         =======              =======        ========

Cash dividends                                                $  0.46         $  0.42              $  1.72        $  1.645




                                         Ford Motor Company and Subsidiaries

                                                 VEHICLE UNIT SALES
                                                 ------------------
                                  For the Periods Ended December 31, 1998 and 1997
                                                   (in thousands)



                                                      Fourth Quarter                           Full Year
                                                  ----------------------                 ----------------------
                                                   1998            1997                   1998            1997
                                                  ------          ------                 ------          ------
                                                      (unaudited)                              (unaudited)
North America
United States
 Cars                                              428             409                 1,563            1,614
 Trucks                                            654             578                 2,425            2,402
                                                 -----           -----                 -----            -----
  Total United States                            1,082             987                 3,988            4,016

Canada                                              87              91                   279              319
Mexico                                              28              40                   103               97
                                                 -----           -----                 -----            -----

  Total North America                            1,197           1,118                 4,370            4,432

Europe
Britain                                            102             124                   498              466
Germany                                            143             137                   444              460
Italy                                               56              70                   205              248
France                                              54              41                   171              153
Spain                                               46              43                   155              155
Other                                               95              91                   377              318
                                                 -----           -----                 -----            -----

  Total Europe                                     496             506                 1,850            1,800

Other international
Brazil                                              34              49                   178              214
Australia                                           35              31                   133              132
Argentina                                           16              35                    97              147
Taiwan                                              12              17                    77               79
Japan                                                5              10                    25               40
Other                                               19              25                    93              103
                                                 -----           -----                 -----            -----

  Total other international                        121             167                   603              715
                                                 -----           -----                 -----            -----

Total worldwide vehicle unit sales               1,814           1,791                 6,823            6,947
                                                 =====           =====                 =====            =====





Vehicle unit sales are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.

Prior periods restated to correct reported unit sales.




                                         Ford Motor Company and Subsidiaries

                                          CONSOLIDATED STATEMENT OF INCOME
                                          --------------------------------
                                 For the Years Ended December 31, 1998, 1997 and 1996
                                      (in millions, except amounts per share)

                                                                             1998         1997          1996
                                                                           ---------    ---------     ---------
AUTOMOTIVE
Sales (Note 1)                                                             $119,083      $122,935     $118,023

Costs and expenses (Note 1 and 15):
Costs of sales                                                              104,782       108,907      108,882
Selling, administrative and other expenses                                    7,616         7,082        6,625
                                                                           --------      --------     --------
  Total costs and expenses                                                  112,398       115,989      115,507

Operating income                                                              6,685         6,946        2,516

Interest income                                                               1,331         1,116          841
Interest expense                                                                829           788          695
                                                                           --------      --------     --------
  Net interest income                                                           502           328          146
Equity in net loss of affiliated companies (Note 1)                             (38)          (88)          (6)
Net expense from transactions with
 Financial Services (Note 1)                                                   (191)         (104)         (85)
                                                                           --------      --------     --------

Income before income taxes - Automotive                                       6,958         7,082        2,571

FINANCIAL SERVICES
Revenues (Note 1)                                                            25,333        30,692       28,968

Costs and expenses (Note 1):
Interest expense                                                              8,036         9,712        9,704
Depreciation                                                                  8,589         7,645        6,875
Operating and other expenses                                                  4,618         6,621        6,217
Provision for credit and insurance losses                                     1,798         3,230        2,564
Asset write-downs and dispositions (Note 15)                                      -             -          121
                                                                           --------      --------     --------
  Total costs and expenses                                                   23,041        27,208       25,481
Net revenue from transactions with Automotive (Note 1)                          191           104           85
Gain on spin-off of The Associates (Note 15)                                 15,955             -            -
Gain on sale of Common Stock of a subsidiary (Note 15)                            -           269          650
                                                                           --------      --------     --------

Income before income taxes - Financial Services                              18,438         3,857        4,222
                                                                           --------      --------     --------

TOTAL COMPANY
Income before income taxes                                                   25,396        10,939        6,793
Provision for income taxes (Note 6)                                           3,176         3,741        2,166
                                                                           --------      --------     --------
Income before minority interests                                             22,220         7,198        4,627
Minority interests in net income of subsidiaries                                149           278          181
                                                                           --------      --------     --------
Net income                                                                 $ 22,071      $  6,920     $  4,446
                                                                           ========      ========     ========
Income attributable to Common and Class B Stock
 after preferred stock dividends (Note 1)                                  $ 21,964      $  6,866     $  4,381

Average number of shares of Common and Class B
 Stock outstanding (Note 1)                                                   1,211         1,195        1,179

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 1)

Basic income                                                               $  18.17      $   5.75     $   3.73

Diluted income                                                             $  17.76      $   5.62     $   3.64

Cash dividends                                                             $   1.72      $  1.645     $   1.47


The accompanying notes are part of the financial statements.



                                         Ford Motor Company and Subsidiaries

                                             CONSOLIDATED BALANCE SHEET
                                             --------------------------
                                                    (in millions)

                                                                                          December 31,      December 31,
                                                                                              1998              1997
                                                                                          ------------      ------------
ASSETS
Automotive
Cash and cash equivalents                                                                   $  3,685          $  6,316
Marketable securities (Note 2)                                                                20,120            14,519
                                                                                            --------          --------
   Total cash and marketable securities                                                       23,805            20,835

Receivables                                                                                    2,604             3,097
Inventories (Note 4)                                                                           5,656             5,468
Deferred income taxes                                                                          3,239             3,249
Other current assets (Note 1)                                                                  3,405             3,782
Net current receivable from Financial Services (Note 1)                                            0               416
                                                                                            --------          --------
   Total current assets                                                                       38,709            36,847

Equity in net assets of affiliated companies (Note 1)                                          2,401             1,951
Net property (Note 5)                                                                         37,320            34,594
Deferred income taxes                                                                          3,175             3,712
Other assets (Notes 1 and 8)                                                                   7,139             7,975
                                                                                            --------          --------
   Total Automotive assets                                                                    88,744            85,079

Financial Services
Cash and cash equivalents                                                                      1,151             1,618
Investments in securities (Note 2)                                                               968             2,207
Net receivables and lease investments (Note 3)                                               132,567           175,417
Other assets (Note 1)                                                                         13,227            14,776
Net receivable from Automotive (Note 1)                                                          888                 0
                                                                                            --------          --------
   Total Financial Services assets                                                           148,801           194,018
                                                                                            --------          --------

   Total assets                                                                             $237,545          $279,097
                                                                                            ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                              $ 13,368          $ 11,997
Other payables                                                                                 2,755             2,557
Accrued liabilities (Note 7)                                                                  16,925            16,250
Income taxes payable                                                                           1,404             1,358
Debt payable within one year (Note 9)                                                          1,121             1,129
Net current payable to Financial Services (Note 1)                                                70                 0
                                                                                            --------          --------
   Total current liabilities                                                                  35,643            33,291

Long-term debt (Note 9)                                                                        8,713             7,047
Other liabilities (Note 7)                                                                    30,133            28,899
Deferred income taxes                                                                            751             1,210
Net payable to Financial Services (Note 1)                                                       818                 0
                                                                                            --------          --------
   Total Automotive liabilities                                                               76,058            70,447

Financial Services
Payables                                                                                       3,555             4,539
Debt (Note 9)                                                                                122,324           160,071
Deferred income taxes                                                                          5,488             4,347
Other liabilities and deferred income                                                          6,034             7,865
Net payable to Automotive (Note 1)                                                                 0               416
                                                                                            --------          --------
   Total Financial Services liabilities                                                      137,401           177,238

Company-obligated mandatorily redeemable preferred securities of a subsidiary
 trust holding solely junior subordinated debentures of the Company (Note 1)                     677               678

Stockholders' equity
Capital stock (Notes 10 and 11)
 Preferred Stock, par value $1.00 per share (aggregate liquidation preference
  of $177 million and $637 million)                                                                *                 *
 Common Stock, par value $1.00 per share (1,151 and 1,132 million shares issued)               1,151             1,132
 Class B Stock, par value $1.00 per share (71 million shares issued)                              71                71
Capital in excess of par value of stock                                                        5,283             5,564
Accumulated other comprehensive income                                                        (1,670)           (1,228)
ESOP loan and treasury stock                                                                  (1,085)              (39)
Earnings retained for use in business                                                         19,659            25,234
                                                                                            --------          --------
   Total stockholders' equity                                                                 23,409            30,734
                                                                                            --------          --------

   Total liabilities and stockholders' equity                                               $237,545          $279,097
                                                                                            ========          ========
- - - - -
*Less than $500,000

The accompanying notes are part of the financial statements.



                                         Ford Motor Company and Subsidiaries

                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                        ------------------------------------
                                For the Years Ended December 31, 1998, 1997 and 1996
                                                    (in millions)

                                                          1998                         1997                          1996
                                                -------------------------   ---------------------------    -------------------------
                                                              Financial                      Financial                    Financial
                                                Automotive    Services      Automotive       Services      Automotive     Services
                                                ------------  -----------   ------------     ----------    ------------   ----------
Cash and cash equivalents at January 1          $ 6,316       $  1,618        $ 3,578        $  3,689       $ 5,750       $  2,690

Cash flows from operating activities
 (Note 16)                                        9,622         13,478         13,984          13,650         6,576         12,681

Cash flows from investing activities
 Capital expenditures                            (8,113)          (504)        (8,142)           (575)       (8,209)          (442)
 Purchase of leased assets                         (110)             -           (332)              -          (195)             -
 Acquisitions of other companies                      0           (344)             0             (40)            0           (166)
 Acquisitions of receivables and lease
  investments                                         -        (78,863)             -        (117,895)            -       (109,087)
 Collections of receivables and lease
  investments                                         -         49,303              -          86,842             -         82,398
 Net acquisitions of daily rental vehicles            -         (1,790)             -            (958)            -         (1,759)
 Net proceeds from USL Capital asset sales            -              -              -               -             -          1,157
 Purchases of securities (Note 16)                 (758)        (2,102)           (43)         (3,067)           (6)        (8,020)
 Sales and maturities of securities
  (Note 16)                                         590          2,271             13           3,520             7          9,863
 Proceeds from sales of receivables and
  lease investments                                   -          8,413              -           5,197             -          2,867
 Net investing activity with
  Financial Services                                642              -            258               -           416              -
 Other                                             (468)          (463)          (285)           (569)         (586)           (45)
                                                -------       --------        -------        --------       -------       --------
   Net cash used in investing activities         (8,217)       (24,079)        (8,531)        (27,545)       (8,573)       (23,234)

Cash flows from financing activities
 Cash dividends                                  (5,348)             -         (2,020)              -        (1,800)             -
 Issuance of Common Stock                           157              -            310               -           192              -
 Issuance of Common Stock of a subsidiary
  (Note 15)                                           -              -              -             453             -          1,897
 Purchase of Ford Treasury Stock                   (669)             -            (15)              -             -              -
 Preferred stock - Series B repurchase,
  Series A redemption                              (420)             -              -               -             -              -
 Changes in short-term debt                         497          7,475           (430)          6,210           151          3,474
 Proceeds from issuance of other debt             2,403         21,776          1,100          22,923         1,688         22,342
 Principal payments on other debt                (1,434)       (16,797)          (668)        (18,215)       (1,031)       (14,428)
 Net financing activity with Automotive               -           (642)             -            (258)            -           (416)
 Spin-off of The Associates cash                      -           (508)             -              -              -              -
 Other                                             (472)           (12)            16            (206)           37           (528)
                                                -------        -------        -------        --------       -------       --------
   Net cash (used in)/provided by
    financing activities                         (5,286)        11,292         (1,707)         10,907          (763)        12,341

Effect of exchange rate changes on cash             (54)           146           (119)             28           (85)          (116)
Net transactions with Automotive/
 Financial Services                               1,304         (1,304)          (889)            889           673           (673)
                                                -------       -------- -      -------        --------       -------       --------

   Net (decrease)/increase in cash and
    cash equivalents                             (2,631)          (467)         2,738          (2,071)       (2,172)           999
                                                -------       --------        -------        --------       -------       --------

Cash and cash equivalents at December 31        $ 3,685       $  1,151        $ 6,316        $  1,618       $ 3,578       $  3,689
                                                =======       ========        =======        ========       =======       ========


The accompanying notes are part of the financial statements.





                                                    Ford Motor Company and Subsidiaries

                                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              ----------------------------------------------
                                           For the Years Ended December 31, 1996, 1997 and 1998
                                                              (in millions)


                                                    Capital                     Other Comprehensive Income
                                                   in Excess               -------------------------------------
                                                    of Par                   Foreign       Minimum    Unrealized
                                       Capital     Value of     Retained     Currency      Pension      Holding
                                        Stock       Stock       Earnings   Translation    Liability    Gain/Loss   Other    Total
                                       --------    --------     --------   -----------    ---------   ----------  -------   ------
YEAR ENDED DECEMBER 31, 1996
----------------------------
Balance at beginning of year           $1,160       $5,105      $17,688    $   482          $ (108)      $220    $     -    $24,547

Comprehensive income
 Net income                                                       4,446                                                       4,446
 Foreign currency translation                                                 (408)                                            (408)
 Minimum pension liability
   (net of tax benefit of $74)                                                                (159)                            (159)
 Net unrealized holding loss,
   (net of tax benefit of $26)                                                                            (56)                  (56)
                                                                                                                            -------
  Comprehensive income                                                                                                        3,823
Common stock issued for Series A
 Preferred Stock conversion,
 employee benefit plan and other           29          163                                                                      192
Cash dividends                                                   (1,800)                                                     (1,800)
                                       ------       ------      -------    -------          ------       ----    -------    -------
Balance at end of year                 $1,189       $5,268      $20,334    $    74          $ (267)      $164    $     -    $26,762
                                       ======       ======      =======    =======          ======       ====    =======    =======

YEAR ENDED DECEMBER 31, 1997
----------------------------
Balance at beginning of year           $1,189       $5,268      $20,334    $    74          $ (267)      $164    $     -    $26,762

Comprehensive income
 Net income                                                       6,920                                                       6,920
 Foreign currency translation                                               (1,038)                                          (1,038)
 Minimum pension liability
   (net of tax benefit of $36)                                                                 (70)                             (70)
 Net unrealized holding loss
   (net of tax benefit of $47)                                                                            (91)                  (91)
                                                                                                                            -------
  Comprehensive income                                                                                                        5,721
Common stock issued for Series A
 Preferred Stock conversion,
 employee benefit plans and other          14          296                                                                      310
Treasury stock                                                                                                       (39)       (39)
Cash dividends                                                   (2,020)                                                     (2,020)
                                       ------       ------      -------    -------          ------       ----    -------    -------
Balance at end of year                 $1,203       $5,564      $25,234    $  (964)         $ (337)      $ 73    $   (39)   $30,734
                                       ======       ======      =======    =======          ======       ====    =======    =======

YEAR ENDED DECEMBER 31, 1998
----------------------------
Balance at beginning of year           $1,203       $5,564      $25,234    $  (964)         $ (337)      $ 73    $   (39)   $30,734

Comprehensive income
 Net income (excluding gain on
   spin-off of The Associates)                                    6,116                                                       6,116
 Gain on The Associates spin-off                                 15,955                                                      15,955
 Foreign currency translation                                                  (53)                                             (53)
 Minimum pension liability
   (net of tax benefit of $184)                                                               (361)                            (361)
 Net unrealized holding loss
   (net of tax benefit of $3)                                                                              (6)                   (6)
 Reclassification adjustments
   for net gains realized in
   net income (net of tax of $11)                                                                         (22)                  (22)
                                                                                                                             ------
  Comprehensive income                                                                                                       21,629
Common stock issued for Series A
  Preferred Stock conversion,
  employee benefit plans and other         19          139                                                                      158
Preferred stock-Series B
 repurchase and Series A redemption                   (420)                                                                    (420)
ESOP loan and treasury stock                                                                                      (1,046)    (1,046)
The Associates spin-off to Ford
 Common stockholders                                            (22,298)                                                    (22,298)
Cash dividends                                                   (5,348)                                                     (5,348)
                                       ------       ------      -------    --------        ------       ----     -------    -------
Balance at end of year                 $1,222       $5,283      $19,659    $ (1,017)       $ (698)      $ 45     $(1,085)   $23,409
                                       ======       ======      =======    ========        ======       ====     =======    =======


The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries

                         Notes to Financial Statements


NOTE 1.  Accounting Policies
----------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include all significant majority-owned subsidiaries and reflect the operating results, assets, liabilities and cash flows for the company's two business sectors: Automotive and Financial Services. The assets and liabilities of the Automotive sector are classified as current or noncurrent, and those of the Financial Services sector are unclassified. Affiliates that are 20% to 50% owned, principally Mazda Motor Corporation and AutoAlliance International Inc., and subsidiaries where control is expected to be temporary, principally investments in certain dealerships, are accounted for on an equity basis. Use of estimates and assumptions as determined by management is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions. For purposes of Notes to Financial Statements, "Ford" or "the company" means Ford Motor Company and its majority-owned consolidated subsidiaries unless the context requires otherwise. Certain amounts for prior periods are reclassified, if required, to conform with present period presentations.

Structure of Operations
-----------------------

The company's sectors, Automotive and Financial Services, are managed as four primary operating segments. A segment is defined as a component with business activity resulting in revenue and expense that has separate financial information evaluated regularly by the company's chief operating decision maker in determining resource allocation and assessing performance (Note 17). The Automotive sector is comprised of Automotive and Visteon. The Automotive segment consists of the design, manufacture, assembly and sale of cars and trucks; the Visteon segment consists of the design, manufacture and sale of automotive components and systems. The Financial Services sector primarily includes two segments, Ford Motor Credit Company and its subsidiaries ("Ford Credit") and The Hertz Corporation and its subsidiaries ("Hertz"). The Financial Services sector also includes less significant financial services businesses (Note 17). Ford Credit leases and finances the purchase of cars and trucks made by Ford and other companies. It also provides inventory and capital financing to retail car and truck dealerships. Hertz rents cars and trucks and industrial and construction equipment. Both Ford Credit and Hertz also have insurance operations related to their businesses.

Intersector transactions represent principally transactions occurring in the ordinary course of business, borrowings and related transactions between entities in the Financial Services and Automotive sectors, and interest and other support under special vehicle financing programs. These arrangements are reflected in the respective business sectors. Intersegment transactions are described in Note 17.

Revenue Recognition - Automotive Sector
---------------------------------------

Sales are recorded by the company when products are shipped to dealers and other customers, except as described below. Estimated costs for approved sales incentive programs normally are recognized as sales reductions at the time of revenue recognition. Estimated costs for sales incentive programs approved subsequent to the time that related sales were recorded are recognized when the programs are approved.

Sales through dealers to certain daily rental companies where the daily rental company has an option to require Ford to repurchase vehicles subject to certain conditions, are recognized over the period of daily rental service in a manner similar to lease accounting. The carrying value of these vehicles, included in other current assets, was $2.1 billion at December 31, 1998, and $2.2 billion at December 31, 1997.

----------------------------

Revenue Recognition - Financial Services Sector
-----------------------------------------------

Revenue from finance receivables is recognized over the term of the receivable using the interest method. Certain loan origination costs are deferred and amortized, using the interest method, over the term of the related receivable as a reduction in financing revenue. Revenue from operating leases is recognized as scheduled payments become due. Initial direct costs net of acquisition fees related to leases are deferred and amortized over the term of the lease. Agreements between the Automotive sector operations and certain Financial Services sector operations provide for interest supplements and other support costs to be paid by Automotive sector operations on certain financing and leasing transactions. The Financial Services sector recognizes this revenue in income over the period that the related receivables and leases are outstanding; the estimated costs of interest supplements and other support costs are recorded as sales incentives by Automotive sector operations in the same manner as sales incentives described above.

The accrual of interest on loans is discontinued at the time a loan is determined to be impaired. Subsequent amounts of interest collected are recognized in income only if full recovery of the remaining principal is expected. Other amounts collected are generally recognized first as a reduction of principal. Any remaining amounts are treated as a recovery.

The Financial Services sector periodically sells finance receivables through special purpose subsidiaries, retains the servicing rights and certain other beneficial interests, and receives a servicing fee which is recognized as collected over the remaining term of the related sold finance receivables. Estimated gains or losses from the sale of finance receivables are recognized in the period in which the sale occurs. In determining the gain or loss on each qualifying sale of finance receivables, the investment in the sold receivable pool is allocated between the portion sold and the portion retained based on their relative fair values at the date of sale.

Other Costs
-----------

Advertising and sales promotion costs are expensed as incurred. Advertising costs were $2.2 billion in 1998, $2.3 billion in 1997 and $2.2 billion in 1996.

Estimated costs related to product warranty are accrued at the time of sale.

Research and development costs are expensed as incurred and were $6.3 billion in 1998, $6.3 billion in 1997 and $6.8 billion in 1996.

Income Per Share of Common and Class B Stock
--------------------------------------------

Basic income per share of Common and Class B Stock is calculated by dividing the income attributable to Common and Class B Stock by the average number of shares of Common and Class B Stock outstanding during the applicable period, adjusted for shares issuable under employee savings and compensation plans.

The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options, considered to be potentially dilutive.

----------------------------

Income per share of Common and Class B Stock were as follows (in millions):

                                                     1998                     1997                    1996
                                              -----------------         ----------------       ------------------
                                              Income     Shares*        Income    Shares*      Income      Shares*
                                              -------    ------         ------    ------       ------      ------
Net income                                    $22,071     1,211         $6,920    1,195        $4,446      1,179
Preferred stock dividend requirements             (22)        -            (54)       -           (65)         -
Premium on Series B Tender Offer**                (85)        -              -        -             -          -
Issuable and uncommitted ESOP shares                -        (2)             -       (1)            -         (4)
                                              -------    ------         ------   ------        ------      -----
Basic income and shares                       $21,964     1,209         $6,866    1,194        $4,381      1,175

Basic Income Per Share                        $ 18.17                   $ 5.75                 $ 3.73
----------------------


Basic income and shares                       $21,964     1,209         $6,866    1,194        $4,381      1,175
Net dilutive effect of options                      -        28              -       20             -         16
Convertible preferred stock and other              (1)        -              8       10            24         19
                                              -------    ------         ------   ------        ------      -----
Diluted income and shares                     $21,963     1,237         $6,874    1,224        $4,405      1,210

Diluted Income Per Share                      $ 17.76                   $ 5.62                 $ 3.64
------------------------

- - - - -
 *Average shares outstanding
**Represents a one-time reduction of $0.07 per share of Common and Class B
  Stock resulting from the premium paid to repurchase the company's Series B Cumulative Preferred Stock.


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

Ford's primary foreign currency exposures, in terms of net corporate exposure, are in the British Pound Sterling, Japanese Yen, euro, Mexican Peso and Brazilian Real. Agreements to manage foreign currency exposures include forward contracts, swaps and options. The company uses these derivative instruments to hedge assets and liabilities denominated in foreign currencies, firm commitments and certain investments in foreign subsidiaries. Gains and losses on hedges of firm commitments are deferred and recognized with the related transactions. In the case of hedges of net investments in foreign subsidiaries, gains and losses are recognized in other comprehensive income. All other gains and losses are recognized in cost of sales for the Automotive sector and interest expense for the Financial Services sector. These instruments usually mature in two years or less for Automotive sector exposures and longer for Financial Services sector exposures, consistent with the underlying transactions. The effect of changes in exchange rates may not be fully offset by gains or losses on currency derivatives, depending on the extent to which the exposures are hedged.

Interest rate swap agreements are used to manage the effects of interest rate fluctuations by changing the interest rate characteristics of specific debt or pools of debt to match the interest rate characteristics of corresponding assets. These instruments mature consistent with underlying debt issues as identified in Note 9. The differential paid or received on interest rate swaps is recognized on an accrual basis as an adjustment to interest expense. Gains and losses on terminated interest rate swaps are amortized and reflected in interest expense over the remaining term of the underlying debt.

----------------------------

Ford has a commodity hedging program that uses primarily forward contracts and options to manage the effects of changes in commodity prices on the Automotive sector's results. The financial instruments used in this program mature in three years or less, consistent with the related purchase commitments. Gains and losses are recognized in cost of sales during the settlement period of the related transactions.

Foreign Currency Translation
----------------------------

Assets and liabilities of non-U.S. subsidiaries generally are translated to U.S. Dollars at end-of-period exchange rates. The effects of this translation for most non-U.S. subsidiaries are reported in other comprehensive income. Remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. Dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of all non-U.S. subsidiaries are translated to U.S. Dollars at average-period exchange rates and are recognized as part of revenues, costs and expenses. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of the subsidiary involved. Net transaction gains and losses, as described above, increased net income by $97 million in 1998, and decreased net income by $164 million in 1997 and $156 million in 1996.

Impairment of Long-Lived Assets and Certain Identifiable Intangibles
--------------------------------------------------------------------

The company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare operating income before amortization of goodwill to the amortization recorded for the operations to which the goodwill relates. The company also periodically evaluates the carrying value of long-lived assets and long-lived assets to be disposed of for potential impairment. The company considers projected future operating results, cash flows, trends and other circumstances in making such estimates and evaluations.

Goodwill
--------

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is amortized using the straight-line method principally over 40 years. Total goodwill included in the Automotive sector's other assets was $2.1 billion at December 31, 1998 and $2.1 billion at December 31, 1997. Total goodwill included in the Financial Services sector's other assets was $743 million at December 31, 1998 and $2.7 billion at December 31, 1997. The decrease is related to the spin-off of Associates First Capital Corporation ("The Associates", Note 15).

Company-Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust
-----------------------------------------------------------------------------

During 1995, Ford Motor Company Capital Trust I (the "Trust") issued
$632 million of its 9% Trust Originated Preferred Securities (the "Preferred Securities") in a one-for-one exchange for 25,273,537 shares of the company's outstanding Series B Depositary Shares (the "Depositary Shares"). Concurrent with the exchange and the related purchase by Ford of the Trust's common securities (the "Common Securities"), the company issued to the Trust
$651 million aggregate principal amount of its 9% Junior Subordinated Debentures due December 2025 (the "Debentures"). The sole assets of the Trust are and will be the Debentures. The Debentures are redeemable, in whole or in part, at the company's option on or after December 1, 2002, at a redemption price of $25 per Debenture plus accrued and unpaid interest. If the company redeems the Debentures, or upon maturity of the Debentures, the Trust is required to redeem the Preferred Securities and Common Securities at $25 per share plus accrued and unpaid distributions.

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

NOTE 2.  Marketable and Other Securities
----------------------------------------

Trading securities are recorded at fair value with unrealized gains and losses included in income. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of tax, in other comprehensive income. Held-to-maturity securities are recorded at amortized cost. Equity securities which do not have readily determinable fair values are recorded at cost. The basis of cost used in determining realized gains and losses is specific identification.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities, for which there are no quoted market prices, is based on similar types of securities that are traded in the market.

Expected maturities of debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

Automotive Sector
-----------------

Investments in securities at December 31 were as follows (in millions):

                                                                                                            Memo:
                                                           Amortized   Unrealized   Unrealized    Fair      Book
                                                             Cost        Gains        Losses      Value     Value
                                                           ---------   ----------   ----------   -------   -------
1998
-----
Trading securities                                         $19,534         $83         $40       $19,577   $19,577
Available-for-sale securities - Corporate securities           543           -           -           543       543
                                                           -------         ---         ---       -------   -------
  Total investments in securities                          $20,077         $83         $40       $20,120   $20,120
                                                           =======         ===         ===       =======   =======

1997
----
Trading securities                                         $14,114         $29         $ -       $14,143   $14,143
Available-for-sale securities - Corporate securities           395           -          19           376       376
                                                           -------         ---         ---       -------   -------
  Total investments in securities                          $14,509         $29         $19       $14,519   $14,519
                                                           =======         ===         ===       =======   =======


During 1997, $365 million of bonds issued by affiliates were reclassified from equity in net assets of affiliated companies to available-for-sale marketable securities; $202 million of the bonds matured in 1998. Proceeds from sales of available-for-sale securities were $586 million in 1998 and $8 million in 1997. In 1998, gross losses of $15 million were reported. Other comprehensive income included net unrealized losses of $5 million in 1998 and net unrealized gains of $28 million in 1997 on securities owned by certain unconsolidated affiliates. The available-for-sale securities at December 31, 1998 had contractual maturities between one and five years.

Financial Services Sector
-------------------------

Investments in securities at December 31, 1998 were as follows (in millions):

                                                                                                            Memo:
                                                           Amortized   Unrealized   Unrealized    Fair      Book
                                                             Cost        Gains        Losses      Value     Value
                                                           ---------   ----------   ----------    -----     -----
Trading securities                                            $231         $ 3           $4        $230      $230

Available-for-sale securities
-----------------------------
Debt securities issued by the U.S.
 government and agencies                                       153           3            -         156       156
Municipal securities                                            63           2            -          65        65
Debt securities issued by non-U.S. governments                  25           -            -          25        25
Corporate securities                                           192           3            2         193       193
Mortgage-backed securities                                     198           3            -         201       201
Equity securities                                               35          56            1          90        90
                                                              ----         ---           --        ----      ----
  Total available-for-sale securities                          666          67            3         730       730

Held-to-maturity securities
---------------------------
Debt securities issued by the U.S.
 government and agencies                                         6           -            -           6         6
Corporate securities                                             2           -            -           2         2
                                                              ----         ---           --        ----      ----
 Total held-to-maturity securities                               8           -            -           8         8

  Total investments in securities                             $905         $70           $7        $968      $968
                                                              ====         ===           ==        ====      ====


----------------------------------------

Investments in securities at December 31, 1997 were as follows (in millions):

                                                                                                            Memo:
                                                           Amortized   Unrealized   Unrealized    Fair      Book
                                                             Cost        Gains        Losses      Value     Value
                                                           ---------   ----------   ----------   ------    ------
Trading securities                                           $  267       $ 4           $1       $  270    $  270

Available-for-sale securities
-----------------------------
Debt securities issued by the U.S.
 government and agencies                                        385         4            1          388       388
Municipal securities                                             13         -            -           13        13
Debt securities issued by non-U.S. governments                   36         -            -           36        36
Corporate securities                                            489         7            1          495       495
Mortgage-backed securities                                      837         8            1          844       844
Other debt securities                                            14         -            -           14        14
Equity securities                                                53        65            2          116       116
                                                             ------       ---           --       ------    ------
  Total available-for-sale securities                         1,827        84            5        1,906     1,906

Held-to-maturity securities
---------------------------
Debt securities issued by the U.S.
 government and agencies                                          7         -            -            7         7
Corporate securities                                             15         -            -           15        15
Other debt securities                                             3         -            -            3         3
                                                             ------       ---           --       ------    ------
  Total held-to-maturity securities                              25         -            -           25        25

  Total investments in securities with
   readily determinable fair value                            2,119       $88           $6       $2,201     2,201
                                                                          ===           ==       ======

Equity securities not practicable to fair value                   6                                             6
                                                             ------                                        ------

    Total investments in securities                          $2,125                                        $2,207
                                                             ======                                        ======

The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31 by contractual maturity, were as follows (in millions):


                                                               Available-for-sale           Held-to-maturity
                                                            -----------------------     -------------------------
                                                            Amortized                   Amortized
         1998                                                  Cost      Fair Value        Cost        Fair Value
         ----                                               ---------    ----------     ---------      ----------
         Due in one year or less                             $   29       $   29           $ 1            $ 1
         Due after one year through five years                  165          167             3              3
         Due after five years through ten years                 101          102             3              3
         Due after ten years                                    138          141             1              1
         Mortgage-backed securities                             198          200             -              -
         Equity securities                                       35           91             -              -
                                                             ------       ------           ---            ---
           Total                                             $  666       $  730           $ 8            $ 8
                                                             ======       ======           ===            ===

         1997
         ----
         Due in one year or less                             $  100       $  101           $14            $14
         Due after one year through five years                  443          446            10             10
         Due after five years through ten years                 273          276             -              -
         Due after ten years                                    121          124             1              1
         Mortgage-backed securities                             837          843             -              -
         Equity securities                                       53          116             -              -
                                                             ------       ------           ---            ---
           Total                                             $1,827       $1,906           $25            $25
                                                             ======       ======           ===            ===

Proceeds from sales of available-for-sale securities were $2.1 billion in 1998, $2.9 billion in 1997 and $8.4 billion in 1996. In 1998, gross gains of $48 million and gross losses of $3 million were realized on those sales; gross gains of $98 million and gross losses of $8 million were realized in 1997 and gross gains of $43 million and gross losses of $21 million were realized in 1996.

NOTE 3.  Net Receivables and Lease Investments - Financial Services Sector
--------------------------------------------------------------------------

Receivables
-----------

Included in net receivables and lease investments at December 31 were net finance receivables, investments in direct financing leases and investments in operating leases. The investments in direct financing and operating leases relate to the leasing of vehicles, various types of transportation and other equipment, and facilities.

Net finance receivables at December 31 were as follows (in millions):

                                                                     1998             1997
                                                                   -------          --------
                  Retail                                           $60,653          $ 65,661
                  Wholesale                                         22,650            24,520
                  Real estate                                        2,507            21,065
                  Other finance receivables                          5,533            19,482
                                                                   -------          --------
                    Total finance receivables                       91,343           130,728
                  Allowance for credit losses                       (1,229)           (3,021)
                                                                   -------          --------
                    Total net finance receivables                   90,114           127,707
                  Other                                                 63                85
                                                                   -------          --------
                    Net finance and other receivables              $90,177          $127,792
                                                                   =======          ========

                  Net finance receivables subject to
                   fair value*                                     $90,010          $127,595
                  Fair value                                       $89,847          $130,978
                  - - - - -
                  *Excludes certain diversified and other receivables of
                   $167 million and $197 million at December 31, 1998 and
                   1997, respectively

Included in finance receivables at December 31, 1998 and 1997 were a total of $1.5 billion and $1 billion, respectively, owed by three customers with the largest receivable balances. Other finance receivables consisted primarily of commercial and other collateralized loans and accrued interest. Also included in other finance receivables at December 31, 1998 and 1997 were $3.9 billion and $3.7 billion, respectively, of accounts receivable purchased by certain Financial Services sector operations from Automotive sector operations. Finance receivables that originated outside the United States are $35.6 billion and $28.3 billion at December 31, 1998 and 1997, respectively.

Contractual maturities of total finance receivables are as follows (in millions): 1999 - $56,480; 2000 - $17,930; 2001 - $9,369; thereafter - $7,564.
Experience indicates that a substantial portion of the portfolio generally is repaid before the contractual maturity dates.

The fair value of most receivables was estimated by discounting future cash flows using an estimated discount rate that reflected the credit, interest rate and prepayment risks associated with similar types of instruments. For receivables with short maturities, the book value approximated fair value.

The Financial Services sector has sold receivables through special purpose subsidiaries. The servicing portfolio related to these securitized assets amounted to $13.9 billion, $10.9 billion and $10.3 billion at December 31, 1998, 1997 and 1996, respectively. The company retains certain beneficial interests in the sold receivables which are subject to limited recourse provisions. These financial instruments of $1.3 billion at December 31, 1998 and $999 million at December 31, 1997 are included in other assets.

NOTE 3.  Net Receivables and Lease Investments - Financial Services Sector
--------------------------------------------------------------------------
(continued)

Lease Investments
-----------------

Investments in direct financing leases at December 31 were as follows (in millions):

                                                                      1998             1997
                                                                     ------          -------
                  Minimum lease rentals, net
                   of unearned income                                $3,359          $ 7,874
                  Estimated residual values                           3,720            2,923
                  Allowance for credit losses                           (80)            (143)
                                                                     ------          -------
                    Net investments in direct financing leases       $6,999          $10,654
                                                                     ======          =======

Minimum direct financing lease rentals are contractually due as follows (in millions): 1999 - $1,506; 2000 - $1,019; 2001 - $599; 2002 - $202; 2003 - $33;
thereafter - less than $1 million.

Investments in operating leases, excluding daily rental, at December 31 were as follows (in millions):


                                                                      1998             1997
                                                                    -------          -------
                  Vehicles and other equipment, at cost             $43,732          $44,705
                  Lease origination costs                                63               65
                  Accumulated depreciation                           (8,136)          (7,487)
                  Allowance for credit losses                          (268)            (312)
                                                                    -------          -------
                    Net investments in operating leases             $35,391          $36,971
                                                                    =======          =======

Minimum rentals on operating leases are contractually due as follows
(in millions):  1999 - $7,150; 2000 - $3,712; 2001 - $1,629; 2002 - $224;
2003 - $76; thereafter - $121.

Depreciation expense for assets subject to operating leases is provided primarily on the straight-line method over the term of the lease in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation rates and amounts are based on assumptions as to used car prices at lease termination and the number of vehicles that will be returned to the company. Estimated and actual residual values are reviewed on a regular basis to determine that depreciation amounts are appropriate. Gains and losses upon disposal of the assets also are included in depreciation expense. Depreciation expense was as follows: $8.4 billion in 1998, $7.4 billion in 1997 and $6.6 billion in 1996.

Credit Losses
-------------

Allowances for credit losses are estimated and established as required based on historical experience and other factors that affect collectibility. The allowance for estimated credit losses includes a provision for certain non-homogeneous impaired loans. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Finance receivables and lease investments are charged to the allowances for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables and lease investments previously charged-off as uncollectible are credited to the allowances for credit losses.

Changes in the allowances for credit losses were as follows (in millions):

                                                         1998            1997           1996
                                                       -------         -------        -------
                  Beginning balance                    $ 3,476         $ 2,799        $ 2,391
                  Provision for credit losses            1,489           2,759          2,092
                  Total charge-offs and recoveries:
                    Charge-offs                         (1,640)         (2,484)        (2,058)
                    Recoveries                             262             238            338
                                                       -------         -------        -------
                    Net losses                          (1,378)         (2,246)        (1,720)
                  Other changes                         (2,010)*           164             36
                                                       -------         -------        -------
                    Ending balance                     $ 1,577         $ 3,476        $ 2,799
                                                       =======         =======        =======

                  - - - - -
                  *Other changes includes $1,892 million to reflect the spin-off of The Associates.

NOTE 4.  Inventories - Automotive Sector
----------------------------------------

Inventories at December 31 were as follows (in millions):

                                                                            1998            1997
                                                                           ------          ------
                  Raw materials, work-in-process and supplies              $2,887          $2,875
                  Finished products                                         2,769           2,593
                                                                           ------          ------
                    Total inventories                                      $5,656          $5,468
                                                                           ======          ======

                  U.S. inventories                                         $1,832          $1,993

Inventories are stated at the lower of cost or market. The cost of most U.S. inventories is determined by the last-in, first-out ("LIFO") method. The cost of the remaining inventories is determined primarily by the first-in, first-out ("FIFO") method.

If the FIFO method had been used instead of the LIFO method, inventories would have been higher by $1.2 billion and $1.4 billion at December 31, 1998 and 1997, respectively.

NOTE 5.  Net Property, Depreciation and Amortization - Automotive Sector
------------------------------------------------------------------------

Net property at December 31 was as follows (in millions):

                                                                             1998           1997
                                                                           -------        -------
                  Land                                                     $   409        $   393
                  Buildings and land improvements                            9,298          8,803
                  Machinery, equipment and other                            43,562         41,510
                  Construction in progress                                   2,774          2,377
                                                                           -------        -------
                    Total land, plant and equipment                         56,043         53,083
                  Accumulated depreciation                                 (26,840)       (26,004)
                                                                           -------        -------
                    Net land, plant and equipment                           29,203         27,079
                  Special tools, net of amortization                         8,117          7,515
                                                                           -------        -------
                    Net property                                           $37,320        $34,594
                                                                           =======        =======

Property, equipment and special tools are stated at cost, less accumulated depreciation and amortization. Property and equipment placed in service before January 1, 1993 are depreciated using an accelerated method that results in accumulated depreciation of approximately two-thirds of the asset cost during the first half of the estimated useful life of the asset. Property and equipment placed in service after December 31, 1992 are depreciated using the straight-line method of depreciation over the estimated useful life of the asset. On average, buildings and land improvements are depreciated based on a 30-year life; machinery and equipment are depreciated based on a 14-year life. Special tools are amortized using an accelerated method over periods of time representing the estimated productive life of those tools.

Depreciation and amortization expenses were as follows (in millions):

                                                        1998          1997         1996
                                                       ------        ------       ------
                  Depreciation                         $2,804        $2,759       $2,644
                  Amortization                          2,936         3,179        3,272
                                                       ------        ------       ------
                    Total                              $5,740        $5,938       $5,916
                                                       ======        ======       ======

When property and equipment are retired, the general policy is to charge the cost of those assets, reduced by net salvage proceeds, to accumulated depreciation. Maintenance, repairs and rearrangement costs are expensed as incurred and were $2.2 billion in 1998, $2.3 billion in 1997 and $2.3 billion in 1996. Expenditures that increase the value or productive capacity of assets are capitalized. Preproduction costs related to new facilities are expensed as incurred.

NOTE 6.  Income Taxes
---------------------

Income before income taxes for U.S. and non-U.S. operations, excluding equity in net income/(loss) of affiliated companies and excluding non-taxable gains from The Associates spin-off (1998) and IPO (1996) and Hertz IPO (1997), was as follows (in millions):


                                                                    1998          1997        1996
                                                                   ------       -------      ------
                  U.S.                                             $8,363       $ 8,353      $5,633
                  Non-U.S.                                          1,114         2,404         516
                                                                   ------       -------      ------
                    Total income before income taxes               $9,477       $10,757      $6,149
                                                                   ======       =======      ======

The provision for income taxes was estimated as follows (in millions):

                                                                    1998          1997        1996
                                                                   ------        ------      -----
                  Currently payable
                    U.S. federal                                   $1,588        $2,130      $  655
                    Non-U.S.                                          623           830         756
                    State and local                                    40           (25)        151
                                                                   ------        ------      ------
                      Total currently payable                       2,251         2,935       1,562
                  Deferred tax liability/(benefit)
                    U.S. federal                                      883           536         642
                    Non-U.S.                                         (109)           78        (117)
                    State and local                                   151           192          79
                                                                   ------        ------      ------
                      Total deferred                                  925           806         604
                                                                   ------        ------      ------
                        Total provision                            $3,176        $3,741      $2,166
                                                                   ======        ======      ======

Deferred taxes are provided for earnings of non-U.S. subsidiaries which are planned to be remitted. No provision for deferred taxes has been made on $2.1 billion of retained earnings (primarily prior to 1998) which are considered to be indefinitely invested in the non-U.S. subsidiaries. Deferred taxes for the undistributed earnings of non-U.S. subsidiaries are not practical to estimate.

A reconciliation of the provision for income taxes compared with the amounts at the U.S. statutory tax rate, excluding the non-taxable gains from The Associates spin-off (1998) and IPO (1996) and Hertz IPO (1997), is shown below:


                                                                     1998          1997        1996
                                                                     ----          ----        ----
           Tax provision at U.S. statutory rate of 35%                 35%           35%         35%

           Effect of:
              Tax on non-U.S. income                                    0 Pts.        0 Pts.      2 Pts.
              State and local income taxes                              1             1           2
              Other                                                    (2)           (1)         (4)
                                                                      ---           ---         ---
                Provision for income taxes                             34%           35%         35%
                                                                      ===           ===         ===

Deferred income taxes reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred income tax assets and liabilities at December 31 were as follows (in millions):

                                                                     1998          1997
                                                                   -------       -------
                Deferred tax assets
                -------------------
                Employee benefit plans                             $ 6,591       $ 6,378
                Dealer and customer allowances and claims            4,075         4,320
                Net operating loss carryforwards                       795           859
                Allowance for credit losses                          1,164         1,270
                All other                                            1,717         1,697
                Valuation allowances                                  (256)         (308)
                                                                   -------       -------
                   Total deferred tax assets                        14,086        14,216

                Deferred tax liabilities
                ------------------------
                Leasing transactions                                 6,324         5,588
                Depreciation and amortization
                 (excluding leasing transactions)                    4,221         4,011
                Employee benefit plans                                 969           997
                All other                                            2,682         2,490
                                                                   -------       -------
                   Total deferred tax liabilities                   14,196        13,086
                                                                   -------       -------

                      Net deferred tax assets/(liabilities)        $  (110)      $ 1,130
                                                                   =======       =======

                                                       FS-16

---------------------

Non-U.S. net operating loss carryforwards for tax purposes were $2.3 billion at December 31, 1998. A substantial portion of these losses has an indefinite carryforward period; the remaining losses have expiration dates beginning in 2000. For financial statement purposes, the tax benefit of operating losses is recognized as a deferred tax asset, subject to appropriate valuation allowances. The company evaluates the tax benefits of operating loss carryforwards on an ongoing basis. Such evaluations include a review of historical and projected future operating results, the eligible carryforward period and other circumstances.

NOTE 7.  Liabilities - Automotive Sector
----------------------------------------

Current Liabilities
-------------------

Included in accrued liabilities at December 31 were the following (in millions):

                                                                             1998                1997
                                                                           -------             -------
                Dealer and customer allowances and claims                  $ 8,765             $ 8,059
                Employee benefit plans                                       2,530               2,154
                Deferred revenue                                             2,447               2,566
                Salaries, wages and employer taxes                             740                 759
                Postretirement benefits other than pensions                    275                 640
                Other                                                        2,168               2,072
                                                                           -------             -------
                    Total accrued liabilities                              $16,925             $16,250
                                                                           =======             =======

Noncurrent Liabilities
----------------------
Included in other liabilities at December 31 were the following (in millions):

                                                                             1998                1997
                                                                           -------             -------
                Postretirement benefits other than pensions                $14,859             $15,407
                Dealer and customer allowances and claims                    7,401               7,049
                Employee benefit plans                                       3,762               3,137
                Unfunded pension obligation                                  1,528               1,009
                Minority interests in net assets of subsidiaries               103                  94
                Other                                                        2,480               2,203
                                                                           -------             -------
                    Total other liabilities                                $30,133             $28,899
                                                                           =======             =======

                                                  FS-17

NOTE 8.  Employee Retirement Benefits
-------------------------------------

Employee Retirement Plans
-------------------------

The company has two principal retirement plans in the U.S. The Ford-UAW Retirement Plan covers hourly employees represented by the UAW, and the General Retirement Plan covers substantially all other Ford employees of the company in the U.S. The hourly plan provides noncontributory benefits related to employee service. The salaried plan provides similar noncontributory benefits and contributory benefits related to pay and service. Other U.S. and non-U.S. subsidiaries have separate plans that generally provide similar types of benefits for their employees.

In general, the company's plans are funded with the main exceptions of the U.S. defined benefit plans for executives and certain plans in Germany; in such cases an unfunded liability is recorded.

The company's policy for funded plans is to contribute annually, at a minimum, amounts required by applicable law, regulations and union agreements. Plan assets consist principally of investments in stocks, and government and other fixed income securities.

Postretirement Health Care and Life Insurance Benefits
------------------------------------------------------

The company and certain of its subsidiaries sponsor unfunded plans to provide selected health care and life insurance benefits for retired employees. The company's U.S. and Canadian employees may become eligible for those benefits if they retire while working for the company; however benefits and eligibility rules may be modified from time to time. The estimated cost for these benefits is accrued over periods of employee service on an actuarially determined basis. In June 1997, the company prepaid certain 1998 and 1999 hourly health benefits by contributing $1.6 billion to a Voluntary Employees' Beneficiary Association ("VEBA") trust. In 1998, a further $1.7 billion was contributed to the VEBA to pre-pay hourly retiree health benefits. At December 31, 1998, $2 billion of the remaining $2.4 billion VEBA assets applied to hourly retirees.

Increasing the assumed health care cost trend rates by one percentage point is estimated to increase the aggregate service and interest cost components of net postretirement benefit expense for 1998 by about $200 million and the accumulated postretirement benefit obligation at December 31, 1998 by about $2.3 billion. A decrease of one percentage point would reduce service and interest costs by $160 million and decrease the December 31, 1998 obligation by $1.9 billion.

-------------------------------------

Employee Retirement Benefit Expense
-----------------------------------

The company's expense for pensions, retirement health care and life insurance was as follows (in millions):

                                                      Pension Benefits
                                    -------------------------------------------------
                                         U.S. Plans                   Non-U.S. Plans             Other Beneifts*
                                    -------------------------     -------------------    ---------------------------
                                     1998     1997      1996      1998   1997    1996    1998        1997       1996
                                    ------   ------    ------     ----   ----    ----    ----        ----       ----
Costs Recognized in Income
--------------------------
Service cost                        $  596   $  551    $  532     $354   $331    $261     $  265     $  242     $  268
Interest cost                        1,999    1,993     1,838      867    857     819      1,183      1,161      1,195
Expected return on plan
  assets                            (2,747)  (2,505)   (2,310)    (986)  (931)   (790)       (45)         -          -
Amortization of:
  Transition (asset)/obligation        (22)     (22)      (21)      13     61      39          -          -          -
  Plan amendments                      729      515       599      114     92     103        (42)       (44)       (48)
  (Gains)/losses and other              25       30        30      129     56      95         95         13        (21)
                                    -------  -------   -------    -----  ----    ----     -------    ------     ------
 Net pension/postretirement
   expense                          $  580   $  562    $  668     $491   $466    $527     $1,456     $1,372     $1,394
                                    =======  =======   =======    =====  =====   =====    =======    =======    ======

Discount rate for expense             6.75%    7.25%     7.00%    6.50%  7.10%   7.60%      7.00%      7.50%      7.25%
Assumed long-term rate of
  return on assets                    9.00%    9.00%     9.00%    9.20%  9.20%   9.20%      6.20%         -          -
Initial health care cost
  trend rate                             -        -         -        -      -       -       6.60%      6.60%      9.50%
Ultimate health care cost
  trend rate                             -        -         -        -      -       -       5.00%      5.00%      5.50%
Number of years to ultimate
  trend rate                             -        -         -        -      -       -         10         10         10
-  -  -  -  -
*Postretirement health care and life insurance benefits


Pension expense in 1998 increased for U.S. and non-U.S. plans primarily as a result of the year-to-year change in the cost of special employee separation programs and lower discount rates, partially offset by increased return on plan assets.

-------------------------------------

The year-end status of these plans was as follows (in millions):

                                                               Pension Benefits
                                                   ------------------------------------------
                                                       U.S. Plans            Non-U.S. Plans             Other Benefits*
                                                   ------------------      ------------------        --------------------
                                                     1998       1997        1998       1997            1998        1997
                                                   --------   -------      -------    -------        --------    --------
Change in Benefit Obligation
----------------------------
 Benefit obligation at January 1                   $30,923    $28,245      $13,311    $12,865        $ 17,522    $ 16,503
  Service cost                                         596        551          354        331             265         242
  Interest cost                                      1,999      1,993          867        857           1,183       1,161
  Amendments                                            10          4           26         91               -           -
  Special programs                                     278         79          114         37              63           -
  Net aquisitions/(sales)                             (493)        76            -          -            (130)          -
  Plan participant contributions                        45         43           91          -               -           -
  Benefits paid                                     (1,869)    (1,828)        (660)      (633)           (846)       (794)
  Foreign exchange translation                           -          -          182     (1,029)            (22)        (15)
  Actuarial loss/(gain)                              2,046      1,760        2,051        792           1,180         425
                                                   -------    -------      -------    -------        --------    --------
 Benefit obligation at December 31                 $33,535    $30,923      $16,336    $13,311        $ 19,215    $ 17,522
                                                   =======    =======      =======    =======        ========    ========

Change in Plan Assets
---------------------
 Fair value of plan assets at January 1            $35,683    $30,933      $11,687    $10,898        $    736    $      -
  Actual return on plan assets                       5,746      5,933        1,470      1,533              45           -
  Company contributions                                  2        210          219        246           1,700         736
  Special programs                                     (95)        (1)         (27)         -               -           -
  Net sales                                           (473)         -            -          -               -           -
  Plan participant contributions                        45         43           91          -               -           -
  Benefits paid                                     (1,869)    (1,828)        (660)      (633)           (480)          -
  Foreign exchange translation                           -          -           26       (652)              -           -
  Other                                                 83        393          449        295               -           -
                                                   -------    -------      -------    -------        --------    --------
 Fair value of plan assets at December 31          $39,122    $35,683      $13,255    $11,687        $  2,001    $    736
                                                   =======    =======      =======    =======        ========    ========

Funded Status of the Plan
-------------------------
  Plan assets in excess of/(less than)             $ 5,587    $ 4,760      $(3,081)   $(1,624)       $(17,214)   $(16,786)
    benefit obligations
  Unamortized:
    Transition (asset)/obligation                      (68)       (87)         744        212               -           -
    Prior service cost                               1,941      2,393          507        570            (119)       (162)
    Net (gains)/losses                              (5,704)    (4,801)         650        (63)          1,900         757
                                                   -------    -------      -------    -------        --------    --------
      Net amount recognized                        $ 1,756    $ 2,265      $(1,180)   $  (905)       $(15,433)   $(16,191)
                                                   =======    =======      =======    =======        ========    ========

Amounts Recognized in the
Balance Sheet Consists of Assets/(Liabilities)
----------------------------------------------
  Other non-current assets - Automotive**          $ 2,314    $ 2,459      $ 1,558    $ 1,600        $      -    $      -
  Accrued non-current liabilities - Automotive        (611)      (515)      (3,601)    (2,749)        (14,859)    (15,407)
  Deferred income taxes                                 34         39          376        120               -           -
  Accumulated other comprehensive income                54         63          644        274               -           -
  Other                                                (35)       219         (157)      (150)           (574)       (784)
                                                   -------    -------      -------    -------        --------    --------
    Net amount recognized                          $ 1,756    $ 2,265      $(1,180)   $  (905)       $(15,433)   $(16,191)
                                                   =======    =======      =======    =======        ========    ========
**Includes intangible asset                             16         68          404        455

Pension Plans in Which Accumulated Benefit
Obligation Exceeds Plan Assets at December 31
---------------------------------------------
  Projected benefit obligation                     $   786    $   795      $ 6,557    $ 5,358
  Accumulated benefit obligation                       689        688        6,141      5,024
  Fair value of plan assets                             14         76        2,820      2,631

Assumptions as of December 31
-----------------------------
  Discount rate                                       6.25%      6.75%        5.70%      6.50%           6.50%       7.00%
  Expected return on assets                           9.00%      9.00%        9.30%      9.20%           6.00%       6.20%
  Average rate of increase in compensation            5.20%      5.50%        5.10%      5.10%              -           -
  Initial health care cost trend rate                    -          -            -          -            7.00%       6.60%
  Ultimate health care cost trend rate                   -          -            -          -            5.00%       5.00%
  Number of years to ultimate trend rate                 -          -            -          -               9          10
-  -  -  -  -
*Postretirement health care and life insurance benefits

NOTE 9.  Debt
-------------

The fair value of debt was estimated based on quoted market prices or current rates for similar debt with the same remaining maturities.

Automotive Sector
-----------------

Debt at December 31 was as follows (in millions):

                                                                       Weighted Average
                                                                         Interest Rate*           Book Value
                                                                       ----------------       -----------------
                                                      Maturity         1998        1997        1998       1997
                                                      --------         ----        ----       -----      ------
       Debt payable within one year
       ----------------------------
       Short-term debt                                                  9.8%        7.9%      $ 1,076    $  592
       Long-term debt payable within one year                                                      45       537
                                                                                              -------    ------
         Total debt payable within one year                                                     1,121     1,129

       Long-term debt                                 2000-2097         8.0%        8.5%        8,713     7,047
                                                                                              -------    ------

           Total debt                                                                         $ 9,834    $8,176
                                                                                              =======    ======

       Fair value                                                                             $10,809    $8,988
       - - - - -
       *Excludes the effect of interest rate swap agreements; change in 1998 primarily reflects short-term debt in South America.

Long-term debt at December 31, 1998 included maturities as follows (in millions): 1999 - $45 (included in current liabilities); 2000 - $705; 2001 - $222; 2002 - $595; 2003 - $69; thereafter - $7,122.

Included in long-term debt at December 31, 1998 and 1997 were obligations of $7,944 million and $6,864 million, respectively, with fixed interest rates, and $769 million and $183 million, respectively, with variable interest rates (generally based on LIBOR or other short-term rates). Obligations payable in foreign currencies at December 31, 1998 and 1997 were $544 million and $372 million, respectively.

Agreements to manage exposures to fluctuations in interest rates, which include primarily interest rate swap agreements and futures contracts, did not change the December 31, 1998 and December 31, 1997 overall weighted-average interest rates on long-term debt or the obligations subject to variable interest rates.

Financial Services Sector
-------------------------

Debt at December 31 was as follows (in millions):


                                                                       Weighted Average
                                                                         Interest Rate*            Book Value
                                                                      ------------------      -------------------
                                                          Maturity     1998        1997         1998       1997
                                                          --------    ------      ------      --------   --------
       Debt payable within one year
       ----------------------------
       Unsecured short-term debt                                                              $  2,998   $  3,684
       Commercial paper                                                                         49,429     63,834
       Other short-term debt                                                                     4,046      3,985
                                                                                              --------   --------
         Total short-term debt                                           5.6%       6.0%        56,473     71,503
       Long-term debt payable within one year                                                   10,383     15,370
                                                                                              --------   --------
         Total debt payable within one year                                                     66,856     86,873

       Long-term debt
       --------------
       Secured indebtedness                               2000-2005     10.2%       9.3%            17         64
       Unsecured senior indebtedness
         Notes and bank debt                              2000-2078      6.2%       6.6%        50,449     67,477
         Debentures                                       2001-2006      4.0%       5.6%         1,661      2,313
         Unamortized discount                                                                      (30)        (6)
                                                                                              --------   --------
           Total unsecured senior indebtedness                                                  52,080     69,784
       Unsecured subordinated indebtedness
         Notes                                            2000-2020      7.7%       8.5%         3,381      2,946
         Debentures                                                                 7.3%             0        425
         Unamortized discount                                                                      (10)       (21)
                                                                                              --------   --------
           Total unsecured subordinated indebtedness                                             3,371      3,350
                                                                                              --------   --------
             Total long-term debt                                                               55,468     73,198
                                                                                              --------   --------
               Total debt                                                                     $122,324   $160,071
                                                                                              ========   ========

       Fair value                                                                             $124,320   $161,872
       - - - - -
       *Excludes the effect of interest rate swap agreements

                                                                FS-21

-------------

Financial Services Sector (continued)
-------------------------

Information concerning short-term borrowings (excluding long-term debt payable within one year) is as follows (in millions):

                                                                             1998           1997            1996
                                                                           -------        -------         -------
        Average amount of short-term borrowings                            $49,099        $65,592         $62,529
        Weighted-average short-term interest rates per annum
         (average year)                                                        5.7%           5.3%            5.7%
        Average remaining term of commercial paper
         at December 31                                                    31 days        30 days         33 days

Long-term debt at December 31, 1998 included maturities as follows
(in millions):  1999 - $10,383; 2000 - $11,307; 2001 - $12,363; 2002 - $8,577;
2003 - $9,958; thereafter - $13,263.

Included in long-term debt at December 31, 1998 and 1997 were obligations of $38.1 billion and $56.7 billion, respectively, with fixed interest rates and $17.3 billion and $16.5 billion, respectively, with variable interest rates (generally based on LIBOR or other short-term rates). Obligations payable in foreign currencies at December 31, 1998 and 1997 were $30 billion and $27 billion, respectively. These obligations were issued primarily to fund non-U.S. business operations.

Outstanding commercial paper at December 31, 1998 totaled $46.2 billion at Ford Credit and $2.3 billion at Hertz, with an average remaining maturity of 30 days and 52 days, respectively.

Agreements to manage exposures to fluctuations in interest rates include primarily interest rate swap agreements. At December 31, 1998, these agreements decreased the weighted-average interest rate on long-term debt to 6%, compared with 6.2% excluding these agreements, and effectively decreased the obligations subject to variable interest rates to zero; the weighted-average interest rate on short-term debt excluding these agreements did not change materially. At December 31, 1997, these agreements decreased the weighted-average interest rate on long-term debt to 6.5%, compared with 6.6% excluding these agreements, and effectively decreased the obligations subject to variable rates to $11.8 billion; the weighted-average interest rate on short-term debt excluding these agreements did not change materially.

Support Facilities
------------------

At December 31, 1998, Ford had long-term contractually committed global credit agreements under which $8.6 billion is available from various banks; 94% are available through June 30, 2003. The entire $8.6 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. Ford also has the ability to transfer on a nonguaranteed basis $8.3 billion of such credit lines in varying portions to Ford Credit and FCE Bank plc (formerly known as Ford Credit Europe plc). In addition, at December 31, 1998, $628 million of contractually committed credit facilities were available to various Automotive sector affiliates outside the U.S. Approximately $254 million of these facilities were in use at December 31, 1998.

-------------

At December 31, 1998, the Financial Services sector had a total of $28.2 billion of contractually committed support facilities (excluding the $8.3 billion available under Ford's global credit agreements). Of these facilities, $23.9 billion are contractually committed global credit agreements under which $19.2 billion and $4.7 billion are available to Ford Credit and FCE Bank plc, respectively, from various banks; 58% and 76%, respectively, of such facilities are available through June 30, 2003. The entire $19.2 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire
$4.7 billion may be used, at FCE Bank plc's option, by any subsidiary of FCE Bank plc. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or FCE Bank plc, as the case may be. At December 31, 1998, $131 million of the Ford Credit global facilities were in use and $826 million of the FCE Bank plc global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services sector support facilities at December 31, 1998 consisted of $2 billion of contractually committed support facilities available to Hertz in the U.S. and $2.3 billion of contractually committed support facilities available to various affiliates outside the U.S.; at December 31, 1998 approximately $1.3 billion of these facilities were in use. Furthermore, banks provide $1.5 billion of liquidity facilities to support the asset-backed commercial paper program of a Ford Credit sponsored special purpose entity.

NOTE 10.  Capital Stock
-----------------------

At December 31, 1998, all general voting power was vested in the holders of Common Stock and the holders of Class B Stock, voting together without regard to class. At that date, the holders of Common Stock were entitled to one vote per share and, in the aggregate, had 60% of the general voting power; the holders of Class B Stock were entitled to such number of votes per share as would give them, in the aggregate, the remaining 40% of the general voting power, as provided in the company's Restated Certificate of Incorporation.

The Restated Certificate of Incorporation provides that all shares of Common Stock and Class B Stock share equally in dividends (other than dividends declared with respect to any outstanding Preferred Stock), except that any stock dividends are payable in shares of Common Stock to holders of that class and in Class B Stock to holders of that class. Upon liquidation, all shares of Common Stock and Class B Stock are entitled to share equally in the assets of the company available for distribution to the holders of such shares.

On January 9, 1998, all outstanding shares of Series A Depositary Shares, representing 1/1,000 of a share of Series A Cumulative Convertible Preferred Stock, were redeemed at a price of $51.68 per Depositary Share plus an amount equal to accrued and unpaid dividends.

Series B Depositary Shares, representing 1/2,000 of a share of Series B Cumulative Preferred Stock, have a liquidation preference of $25 per Depositary Share. Shares outstanding at December 31, 1998 were valued at $177 million and numbered 7,096,688 Depositary Shares. Dividends are payable at a rate of $2.0625 per year per Depositary Share. Series B Cumulative Preferred Stock is not convertible into shares of Common Stock of the company. On and after December 1, 2002, and upon satisfaction of certain conditions, the stock is redeemable forcash at the option of Ford, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, plus an amount equal to the sum of all accrued and unpaid dividends.

On January 22, 1998, the company commenced an offer to purchase all Depositary Shares representing its Series B Cumulative Preferred Stock at a price of $31.40 per Depositary Share. The offer to purchase was in effect until February 26, 1998. Depositary Shares purchased totaled 13,229,775.

The Series B Cumulative Preferred Stock ranks (and any other outstanding Preferred Stock of the company would rank) senior to the Common Stock and Class B Stock in respect of dividends and liquidation rights.

-----------------------

Changes to the number of shares of capital stock issued for the periods indicated were as follows (shares in millions):

                                                                                      Series A     Series B
                                                                Common     Class B    Preferred    Preferred
                                                                 Stock      Stock       Stock        Stock
                                                                -------    -------    ---------    ---------
         Issued at December 31, 1995                             1,089        71        0.011        0.010

         Changes:
         1996 - Conversion of Series A Preferred Stock              23                 (0.007)
              - Employee benefit plans and other                     6
         1997 - Conversion of Series A Preferred Stock               4                 (0.001)
              - Employee benefit plans and other                    10
         1998 - Conversion and Redemption of Series A                8                 (0.003)
                  Preferred Stock
              - Employee benefit plans and other                    11
              - Repurchase of Series B Preferred Stock                                              (0.006)
                                                                 -----        --        -----        -----
            Net change                                              62         0       (0.011)      (0.006)
                                                                 -----        --        -----        -----
              Issued at December 31, 1998                        1,151        71        0.000        0.004
                                                                 =====        ==        =====        =====


         Authorized at December 31, 1998                         3,000       265      -- Total Preferred: 30 --

NOTE 11.  Stock Options
-----------------------

The company has stock options outstanding under the 1985 Stock Option Plan, the 1990 Long-Term Incentive Plan and 1998 Long-Term Incentive Plan. These Plans were approved by the stockholders. No further grants may be made under the 1985 Plan or 1990 Plan. Grants may be made under the 1998 Plan through April 2008. In general, options granted in 1997 under the 1990 Plan and subsequent years under the 1998 Plan become exercisable 33% after one year from the date of grant, 66% after two years and in full after three years. In general, options granted under the 1985 Plan and options granted prior to 1997 under the 1990 Plan become exercisable 25% after one year from the date of grant, 50% after two years, 75% after three years and in full after four years. Options under the Plans expire after 10 years from the date of grant. Certain participants were granted accompanying stock appreciation rights under the Plans which may be exercised in lieu of the related options. Under the Plans, a stock appreciation right entitles the holder to receive, without payment, the excess of the fair market value of the Common Stock on the date of exercise over the option price, either in Common Stock or cash or a combination. In addition, grants of Performance/Contingent Stock Rights were made with respect to 1,354,627 shares in 1998, 936,300 shares in 1997, 865,100 shares in 1996. The number of shares ultimately awarded will depend on the extent to which the Performance Targets specified in each Right is achieved, individual performance of the recipients and other factors, as determined by the Compensation and Option Committee of the Board of Directors.

Under the 1998 Plan, up to 2% of Common Stock issued as of December 31 of any year may be made available for stock options and other plan awards in the next succeeding calendar year. That limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years. Any unused portion of the 2% limit for any calendar year may be carried forward and made available for Plan awards in succeeding calendar years. At
December 31, 1998, the number of unused shares carried forward aggregated to 12,966,146 shares.

-----------------------
Information concerning stock options is as follows (shares in millions):

                                                  1998                   1997                  1996
                                            ------------------    ------------------    ------------------
                                                     Weighted-             Weighted-             Weighted-
                                                      Average              Average                Average
                                                     Exercise             Exercise               Exercise
    Shares subject to option                Shares    Price       Shares    Price       Shares     Price
    ------------------------                ------   ---------    ------  ----------    ------   ---------
    Outstanding at beginning of period       50.0    $28.44        50.3    $26.93        48.5    $25.22
    New grants (based on fair value of
     Common Stock at dates of grant)         12.7     58.07         8.6     32.05         8.0     32.69
    Associates adjustment*                   24.8         -
    Exercised**                             (13.7)    19.97        (8.3)    23.19        (5.2)    20.32
    Surrendered upon exercise of stock
     appreciation rights                     (2.5)    22.79        (0.4)    22.44        (0.7)    23.03
    Terminated and expired                   (0.4)    33.58        (0.2)    30.86        (0.3)    31.14
                                            -----                 -----                 -----
    Outstanding at end of period             70.9***  25.67        50.0     28.44        50.3     26.93
    Outstanding but not exercisable         (34.9)                (21.6)                (21.5)
                                            -----                 -----                 -----
      Exercisable at end of period           36.0     19.53        28.4     25.84        28.8     23.61
                                            =====                 =====                 =====

    - - - - -
      *Outstanding stock options and related exercise prices were adjusted to preserve the intrinsic value of options as a result of The Associates spin-off in 1998.
     **Exercised at option prices ranging from $10.43 to $32.69 during
       1998, $15.00 to $32.69 during 1997 and $13.42 to $29.06 during 1996.
    ***Included 0.7, 52.5 and 17.7 million shares under the 1985, 1990 and 1998 Plans, respectively, at option prices ranging from $10.43 to $58.63 per share. At December 31, 1998, the weighted-average remaining exercise period relating to the outstanding options was 7.1 years.

The estimated fair value as of date of grant of options granted in 1998, 1997 and 1996, using the Black-Scholes option-pricing model, was as follows:

                                                              1998          1997          1996
                                                             -----         -----         -----
               Estimated fair value per share of
                options granted during the year              $9.25         $5.76         $6.93

               Assumptions:
                Annualized dividend yield                      4.1%          4.8%          4.3%
                Common Stock price volatility                 28.1%         22.1%         25.2%
                Risk-free rate of return                       5.7%          6.7%          6.2%
                Expected option term (in years)                  5             5             5

The company measures compensation cost using the intrinsic value method. Accordingly, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options granted since 1995, the company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                            1998                       1997                      1996
                                    ---------------------      -------------------       -------------------
                                       As          Pro            As         Pro            As         Pro
                                    Reported       Forma*      Reported     Forma*       Reported     Forma*
                                    --------      -------      --------     ------       --------     ------
    Net income (in millions)         $22,071      $22,014       $6,920      $6,892        $4,446      $4,428

    Income per share
    ----------------
       Basic                         $ 18.17      $ 18.12       $ 5.75      $ 5.73        $ 3.73      $ 3.71
       Diluted                       $ 17.76      $ 17.71       $ 5.62      $ 5.60        $ 3.64      $ 3.63

- - - - -
*The pro forma disclosures may not be representative of the effects on reported net income and income per share for future periods because only stock options that were granted beginning in 1995 are included in the above table. The estimated fair value, before tax, of options granted in 1998, 1997 and 1996 was $162 million, $48 million and $54 million, respectively.

NOTE 12.  Litigation and Claims
-------------------------------

Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the company and its subsidiaries, including those arising out of alleged defects in the company's products; governmental regulations relating to safety, emissions and fuel economy; financial services; employment-related matters; dealer, supplier and other contractual relationships; intellectual property rights; product warranties; and environmental matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive, or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief which, if granted, would require very large expenditures.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the company for certain of the matters discussed in the foregoing paragraph where losses are deemed probable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to the company or the subsidiary involved and could require the company or such subsidiary to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 1998. The company does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

NOTE 13.  Commitments and Contingencies
---------------------------------------

At December 31, 1998, the company had the following minimum rental commitments under non-cancelable operating leases (in millions): 1999 - $413; 2000 - $336; 2001 - $272; 2002 - $182; 2003 - $113; thereafter - $187. These amounts include rental commitments related to the sale and leaseback of certain Automotive sector machinery and equipment.

Ford in the U.S. and Ford of Canada have entered into agreements with banks to provide credit card programs that offer rebates that can be applied against the purchase or lease of Ford vehicles. The maximum amount of rebates available to qualified cardholders at December 31, 1998 and 1997 was $1.6 billion and $1.8 billion, respectively. The company has provided for the estimated net cost of these programs as a sales incentive based on the estimated number of participants who ultimately will purchase vehicles. The U.S. program was discontinued December 31, 1997 and the Canadian program was discontinued
May 31, 1998; rebates for the U.S. program earned prior to program discontinuance will be valid for up to five years following the calendar year in which earned, subject to certain restrictions.

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

-------------------------------

Balance Sheet Financial Instruments
-----------------------------------

Information about specific valuation techniques and estimated fair values is provided throughout the Notes to Financial Statements. Book value and estimated fair value amounts at December 31 were as follows (in millions):

                                              1998                        1997
                                    -----------------------     -----------------------
                                      Book           Fair         Book            Fair       Fair Value
                                      Value          Value        Value           Value       Reference
                                    --------       --------     --------        -------      ----------
       Automotive Sector
       -----------------
       Marketable securities        $ 20,120       $ 20,120     $ 14,519        $ 14,519       Note 2
       Debt                            9,834         10,809        8,176           8,988       Note 9

       Financial Services Sector
       -------------------------
       Marketable securities        $    968       $    968     $  2,201        $  2,201       Note 2
       Receivables                    90,010         89,847      127,595         130,978       Note 3
       Debt                          122,324        124,320      160,071         161,872       Note 9

Foreign Currency and Interest Rate Instruments
----------------------------------------------

The fair value of foreign currency and interest rate instruments was estimated using current market prices provided by outside quotation services. The estimated fair value, notional amount and deferred loss at December 31 were as follows (in millions):

                                                            Fair Value
                                                        ------------------
                                                         1998        1997
                                                        ------      ------
                      Foreign currency instruments
                        Assets                           $631       $  289
                        Liabilities                       615        1,207

                      Interest rate instruments
                        Assets                            944          548
                        Liabilities                       251          182


The notional amount represents the contract amount, not the amount at risk. The notional amount for foreign currency instruments was $33.1 billion at December 31, 1998, and $31 billion at December 31, 1997. The deferred gain for foreign currency instruments was $28 million at December 31, 1998, compared to a deferred loss of $63 million at December 31, 1997. The deferred gain for 1998 is the sum of unrecognized gains and losses on the underlying transactions or commitments. The notional amount for interest rate instruments was $97.5 billion at December 31, 1998, and $90.4 billion at December 31, 1997.

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

Other Financial Agreements
--------------------------

At December 31, 1998, the notional amount of commodity hedging contracts outstanding totaled $853 million; the notional amount at December 31, 1997 was $496 million. The company also had guaranteed $826 million of debt of unconsolidated subsidiaries, affiliates and others at December 31, 1998. The risk of loss under these financial agreements is not material.

NOTE 15.  Acquisitions, Dispositions and Restructuring
------------------------------------------------------

Automotive Sector
-----------------

Restructurings
--------------

Ford recorded a pre-tax charge of $726 million ($472 million after taxes) in the fourth quarter of 1998 for retirement and separation programs. These special voluntary and involuntary programs reduce the workforce by 2,184 persons in North America (all salaried), 1,977 in Europe (1,304 hourly and 673 salaried) and 4,650 in South America (4,400 hourly and 250 salaried). The costs were charged to Automotive segment ($674 million) in cost of sales, Visteon segment ($38 million) in cost of sales, Ford Credit segment ($9 million) in operating and other expenses, and other Financial Services operations ($5 million) in operating and other expenses.

Ford recorded a pre-tax charge of $272 million ($169 million after taxes) in the second quarter of 1997, reflecting actions that were completed during 1997 and 1998. These included primarily the discontinuation of passenger car production at the Lorain Assembly Plant resulting in a write-down of surplus assets. The charge also included employee termination costs related to the elimination of a shift at the Halewood (England) Plant, and a loss on the sale of the heavy truck business.

Cost for special voluntary employee separation programs reduced the Automotive sector's net income for 1996 by $436 million. The programs affected about 3,500 salaried employees, primarily in the U.S.

Write-Down of Kia Motors Corporation
------------------------------------

During the fourth quarter of 1998, Ford recorded a pre-tax charge of $111 million ($86 million after taxes) to write-off its net exposure to Kia Motors Corporation ("Kia"). The write off of Ford's exposure was recorded in cost of sales. Ford's share of Mazda Motor Corporation's ("Mazda") exposure was recorded in equity in net income of affiliates.

Batavia/ZF Friedrichshafen AG Joint Venture
-------------------------------------------

During the fourth quarter of 1998, Ford recorded in cost of sales a pre-tax charge of $112 million ($73 million after taxes) related to the fair value transfer of its Batavia (Ohio) Transmission Plant to a new joint venture company formed by Ford and ZF Friedrichshafen AG of Germany. The transaction is expected to be completed in the first quarter of 1999. The new joint venture will be reflected in Ford's consolidated financial statements on an equity basis.

Investment in Mazda Motor Corporation
-------------------------------------

During May 1996, Ford increased its investment in Mazda from its existing
24.5% ownership interest to a 33.4% ownership interest by purchasing from Mazda newly-issued shares of common stock for an aggregate purchase price of $484 million. In connection with the purchase of shares, Mazda agreed to coordinate more closely with Ford its strategies and plans, particularly in the areas of product development, manufacturing and distribution of vehicles, so as to improve the competitiveness and economies of scale of both companies. Ford and Mazda remain separate public companies with separate identities. Ford is not responsible for any of Mazda's liabilities, debts or other obligations, and Mazda's operating results and financial position are not consolidated with those of Ford; Mazda continues to be reflected in Ford's consolidated financial statements on an equity basis.

------------------------------------------------------

Financial Services Sector
-------------------------

Associates First Capital Corporation
------------------------------------

During the second quarter of 1998, the company completed a spin-off of Ford's 80.7% (279.5 million shares) interest in The Associates. As a result of the spin-off of The Associates, Ford recorded a gain of $15,955 million in the first quarter of 1998 based on the fair value of The Associates as of the record date, March 12, 1998. The spin-off qualified as a tax-free transaction for U.S. federal income tax purposes. During the second quarter of 1996, The Associates completed an initial public offering ("IPO") of its common stock representing a 19.3% economic interest in The Associates. Ford recorded a second quarter
1996 gain of $650 million resulting from the IPO; the gain was not subject to income taxes.

Hertz Corporation
-----------------

In the second quarter of 1997, Hertz, a subsidiary of Ford, completed an IPO of its common stock representing a 19.1% economic interest in Hertz. Ford recorded a second quarter 1997 gain of $269 million resulting from the IPO; the gain was not subject to income taxes.

Ford Leasing
------------

During the third quarter of 1996, Ford Leasing Corporation, then known as USL Capital Corporation ("USL Capital"), a subsidiary of Ford Holdings, Inc., concluded a series of transactions for the sale of substantially all of its assets, as well as certain assets owned by Ford Credit and managed by USL Capital. Proceeds from the sales were used to pay down related liabilities and debt. Ford recorded a pre-tax gain of $263 million from the sales ($95 million gain after taxes).

Budget Rent-A-Car
-----------------

The company recorded a pre-tax charge in 1996 totaling $384 million
($233 million after taxes) to recognize the estimated value of its outstanding notes receivable from, and preferred stock investment in, Budget Rent-A-Car Corporation ("BRAC"). The initial provision taken in the second quarter of 1996 totaling $700 million ($437 million after taxes) resulted from conclusions reached in a study of Ford's rental car business strategy. In accordance with SFAS 114, the notes receivable provision reflected primarily the unsecured portion of financing provided to BRAC by Ford. The preferred stock write-down reflected recognition of the fair value of Ford's investment at the time. In the fourth quarter of 1996, the notes receivable provision was reduced by $316 million ($204 million after taxes), reflecting a strengthening of the rental car business, recent sales of rental car franchises, and increased investor interest that led to a reassessment of the value of the outstanding common stock of BRAC; Ford became the owner of approximately 22% of Team Rental as a result of the partial repayment in Team Rental stock of Ford's loans to BRAC. In the fourth quarter of 1997, Ford sold its shares of Budget Group (formerly "Team Rental") stock. The gain on sale was not material.

NOTE 16.  Cash Flows
--------------------

The reconciliation of net income to cash flows from operating activities is as follows (in millions):

                                                        1998                    1997                    1996
                                                --------------------    --------------------    ---------------------
                                                            Financial               Financial               Financial
                                                Automotive  Services    Automotive  Services    Automotive  Services
                                                ----------  ---------   ----------  ---------   ----------  ---------
Net income                                      $ 4,752      $17,319    $ 4,714     $ 2,206      $ 1,655    $  2,791
Adjustments to reconcile net income
 to cash flows from operating activities:
  Depreciation and amortization                   5,740        8,589      5,938       7,645        5,916       6,875
  Losses/(earnings) of affiliated
   companies in excess of dividends
   remitted                                          82           (2)       127          (1)          44         (16)
  Provision for credit and
   insurance losses                                   -        1,798          -       3,230            -       2,564
  Foreign currency adjustments                     (208)           -        (27)          -          156           -
  Net (purchases)/sales of trading
   securities                                    (5,434)        (205)    (2,307)         67       (5,180)         62
  Provision for deferred income taxes               421          504        908        (102)          74         530
  Gain on spin-off of The Associates
   (Note 15)                                          -      (15,955)         -           -            -           -
  Gain on sale of common stock of a
   subsidiary (Note 15)                               -            -          -        (269)           -        (650)
Changes in assets and liabilities:
   Decrease/(increase) in accounts
    receivable and other current assets           1,027       (1,189)      (179)        256       (2,183)     (1,328)
   (Increase)/decrease in inventory                (254)           -      1,234           -          553           -
   Increase/(decrease) in accounts payable
    and accrued and other liabilities             3,019        1,728      3,854        (121)       5,447       1,303
Other                                               477          891       (278)        739           94         550
                                                -------      -------    -------     -------      -------     -------
Cash flows from operating activities            $ 9,622      $13,478    $13,984     $13,650      $ 6,576     $12,681
                                                =======      =======    =======     =======      =======     =======


The company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits and government, agency and corporate obligations, to be cash equivalents. Automotive sector cash equivalents at December 31, 1998 and 1997 were $3.4 billion and $5.8 billion, respectively; Financial Services sector cash equivalents at December 31, 1998 and 1997 were $500 million and $800 million, respectively. Cash flows resulting from futures contracts, forward contracts and options that are accounted for as hedges of identifiable transactions are classified in the same category as the item being hedged. Purchases, sales and maturities of trading securities are included in cash flows from operating activities. Purchases, sales and maturities of available-for-sale and held-to-maturity securities are included in cash flows from investing activities.

Cash paid for interest and income taxes was as follows (in millions):

                                                        1998           1997         1996
                                                       ------        -------      ---------
                                                                                  c>
                           Interest                    $9,120        $10,430      $10,250
                           Income taxes                 2,027          1,301        1,285

NOTE 17.  Segment Information
-----------------------------

Ford adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, effective with year-end 1998. This standard requires companies to disclose selected financial data by operating segment (defined in Note 1). Ford has identified four primary operating segments: Automotive, Visteon, Ford Credit, and Hertz. Segment selection was based upon internal organizational structure, the way in which these operations are managed and their performance evaluated by management and Ford's Board of Directors, the availability of separate financial results, and materiality considerations. Segment detail is summarized as follows (in millions):


                                Automotive Sector       Financial Services Sector
                                ------------------     -----------------------------                  Total      Total
                                 Auto-                   Ford                Other        Elims/      Auto      Fin Svcs
                                 motive   Visteon       Credit     Hertz    Fin Svcs      Other       Sector     Sector
                                --------- --------     --------   -------   --------     --------    --------   --------
1998
----
Revenues
   External customer revenues   $118,017   $ 1,412 a/  $ 19,095   $ 4,241   $  1,997     $   (346)   $119,083   $ 25,333
   Intersegment revenues           3,839    16,350          208         9        272      (20,678)          0          0
                                --------   -------     --------   -------   --------     --------    --------   --------
     Total Revenues             $121,856   $17,762     $ 19,303   $ 4,250   $  2,269     $(21,024)   $119,083   $ 25,333
                                ========   =======     ========   =======   ========     ========    ========   ========
Income
   Income before taxes          $  5,829   $ 1,129     $  1,812   $   465   $ 16,161 b/  $      0    $  6,958   $ 18,438
   Provision for income taxes      1,739       420          680       188        149            0       2,159      1,017
   Net income                      4,040       712        1,084       277     16,060 b/      (102)      4,752     17,319
Other Disclosures
   Depreciation/amortization    $  5,181   $   559     $  7,327   $ 1,186   $     45     $     31    $  5,740   $  8,589
   Interest income                 1,414        58            -         -          -         (141)      1,331          -
   Interest expense                1,089       102        6,910       318      1,114         (668)        829      8,036
   Capital expenditures            7,252       861           67       317        120            0       8,113        504
   Unusual items                       0         0            0         0     15,955 b/         0           0     15,955
   Unconsolidated affiliates
     Equity in net income            (64)       26            2         0          0            0         (38)         2
     Investments in                2,191       214           76         0          0            0       2,405         76
   Total assets at year-end       83,556     9,223      137,248     8,873      6,181       (7,536)     88,744    148,801
-------------------------------------------------------------------------------------------------------------------------

1997
----
Revenues
   External customer revenues   $121,976   $ 1,217 a/  $ 17,144   $ 3,895   $  9,653     $   (258)   $122,935   $ 30,692
   Intersegment revenues           4,749    16,003          201        10        266      (21,229)          0          0
                                --------   -------     --------   -------   --------     --------    --------   --------
     Total Revenues             $126,725   $17,220     $ 17,345   $ 3,905   $  9,919     $(21,487)   $122,935   $ 30,692
                                ========   =======     ========   =======   ========     ========    ========   ========
Income
   Income before taxes          $  6,257   $   825     $  1,806   $   343   $  1,708 c/  $      0    $  7,082   $  3,857
   Provision for income taxes      2,014       308          727       142        550            0       2,322      1,419
   Net income                      4,196       518        1,031       202      1,205 c/      (232)      4,714      2,206
Other Disclosures
   Depreciation/amortization    $  5,346   $   592     $  6,188   $ 1,068   $    364     $     25    $  5,938   $  7,645
   Interest income                 1,228        17            -         -          -         (129)      1,116          -
   Interest expense                  904        82        6,268       316      3,523         (593)        788      9,712
   Capital expenditures            7,225       917           49       211        315            0       8,142        575
   Unusual items                       0         0            0         0        269 c/         0           0        269
   Unconsolidated affiliates
     Equity in net income           (117)       29            1         0          0            0         (88)         1
     Investments in                1,782       195           84         0          0            0       1,977         84
   Total assets at year-end       82,376     8,409      121,973     7,436     68,348       (9,445)     85,079    194,018
------------------------------------------------------------------------------------------------------------------------

1996
----
Revenues
   External customer revenues   $116,887   $ 1,368 a/  $ 16,476   $ 3,668   $  8,913     $   (321)   $118,023   $ 28,968
   Intersegment revenues           5,001    15,111          229        11        985      (21,337)          0          0
                                --------   -------     --------   -------   --------     --------    --------   --------
     Total Revenues             $121,888   $16,479     $ 16,705   $ 3,679   $  9,898     $(21,658)   $118,023   $ 28,968
                                ========   =======     ========   =======   ========     ========    ========   ========
Income
   Income before taxes          $  1,973   $   598     $  2,240   $   256   $  1,726 d/  $      0    $  2,571   $  4,222
   Provision for income taxes        642       220          732        98        474            0         862      1,304
   Net income                      1,274       381        1,441       159      1,318 d/      (127)      1,655      2,791
Other Disclosures
   Depreciation/amortization    $  5,406   $   510     $  5,538   $   975   $    336     $     26    $  5,916   $  6,875
   Interest income                   895        16            -         -          -          (70)        841          -
   Interest expense                  749        79        6,260       309      3,378         (376)        695      9,704
   Capital expenditures            7,240       969           44       194        204            0       8,209        442
   Unusual items                       0         0            0         0        529 d/         0           0        529
   Unconsolidated affiliates
     Equity in net income            (53)       47            0         0          1           (2)         (6)        (1)
     Investments in                2,245       206           76         0          0            0       2,451         76
   Total assets at year-end       73,976     7,906      121,696     7,649     58,694       (7,054)     79,658    183,209
- - - - -

a/ Includes sales to outside fabricators for inclusion in components sold to Ford's Automotive segment. These sales are eliminated in total Automotive sector reporting.
b/ Includes $15,955 non-cash gain (not taxed) on spin-off of The Associates in the first quarter of 1998 (Note 15).
c/ Includes $269 gain (not taxed) on Hertz IPO in the second quarter of 1997
   (Note 15).
d/ Includes $650 gain (not taxed) on The Associates IPO in the second quarter of 1996, $263 gain on sale of USL Capital assets, $384 loss resulting from the write-down of Budget Rent-A-Car notes receivable in 1996 (Note 15).

-----------------------------

"Other Financial Services" data is an aggregation of miscellaneous smaller Financial Services Sector business components, including Ford Motor Land Development Corporation, Ford Leasing Development Company, Ford Leasing Corporation, and Granite Management Corporation, and certain unusual transactions (footnoted). Also included is data for The Associates, which was spun-off from Ford in 1998.

"Eliminations/Other" data includes intersegment eliminations and minority interest calculations. Data for "Depreciation/amortization" includes depreciation of fixed assets and assets subject to operating leases and amortization of special tools. Interest income for the operating segments in the Financial Services sector is reported as "Revenue".

Information concerning principal geographic areas was as follows (in millions):

Geographic Areas
----------------
                                       United                    All         Total
                                       States       Europe      Other       Company
                                      ---------    --------    -------     ---------
1998
----
External revenues                     $100,597     $27,026     $16,793     $144,416
Net property                            25,761      11,018       7,260       44,039

1997
----
External revenues                     $105,581     $27,618     $20,428     $153,627
Net property                            23,948       9,596       7,090       40,634

1996
----
External revenues                     $ 98,887     $30,478     $17,626     $146,991
Net property                            22,950       9,720       6,868       39,538


NOTE 18.  Summary Quarterly Financial Data (Unaudited)
------------------------------------------------------
(in millions, except amounts per share)

                                                  1998                                         1997
                                 ----------------------------------------     -----------------------------------------
                                  First      Second     Third     Fourth       First     Second      Third     Fourth
                                 Quarter     Quarter   Quarter    Quarter     Quarter    Quarter    Quarter    Quarter
                                 --------   --------   -------    -------     -------    -------    -------    --------
Automotive
   Sales                         $29,076    $31,309    $26,494    $32,204     $30,037    $32,805    $28,196    $31,897
   Operating income                1,806      2,922        777      1,180       1,704      2,444        846      1,952
Financial Services
   Revenues                        7,508      5,980      6,146      5,699       7,277      7,460      7,900      8,055
   Income before income taxes     16,813        590        645        390         830      1,199        912        916

Total Company
   Net income                     17,646      2,381      1,001      1,043     $ 1,469    $ 2,530    $ 1,125    $ 1,796
   Less:
   Preferred stock dividend
    requirements                      95          4          4          4          14         14         13         13
                                 -------    -------    -------     ------     -------    -------    -------    -------
   Income attributable
   to Common and
   Class B Stock                 $17,551    $ 2,377    $   997    $ 1,039     $ 1,455    $ 2,516    $ 1,112    $ 1,783
                                 =======    =======    =======    =======     =======    =======    =======    =======

AMOUNTS PER SHARE OF COMMON
 AND CLASS B STOCK AFTER
 PREFERRED STOCK DIVIDENDS

   Basic income                  $ 14.48    $  1.96    $  0.82    $  0.86     $  1.23    $  2.11    $  0.93    $  1.48

   Diluted income                  14.23       1.91       0.80       0.84        1.20       2.06       0.91       1.45

   Cash dividends                   0.42       0.42       0.42       0.46       0.385       0.42       0.42       0.42


PricewaterhouseCoopers LLP
400 Renaissance Center
Detroit, MI 48243-1507
Telephone (313)446-7100
Facsmilie (313)446-7117


                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Ford Motor Company

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Ford Motor Company and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/PricewaterhouseCoopers LLP

400 Renaissance Center
Detroit, Michigan
January 21, 1999





                               Ford Motor Company

                  CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                  ---------------------------------------------
                                  (in millions)



FORD CAPITAL B.V.
-----------------
                                                            December 31,           December 31,
                                                               1998                    1997
                                                            ------------           ------------
Current assets                                                $  621                  $2,046
Noncurrent assets                                              2,388                   2,390
                                                              ------                  ------
   Total assets                                               $3,009                  $4,436
                                                              ======                  ======

Current liabilities                                           $  394                  $1,551
Noncurrent liabilities                                         2,430                   2,433
Minority interests in net
 assets of subsidiaries                                           15                      14
Stockholder's equity                                             170                     438
                                                              ------                  ------
   Total liabilities and
    stockholder's equity                                      $3,009                  $4,436
                                                              ======                  ======



                                                    1998                   1997                   1996
                                                 ---------              ---------              ---------
Sales and other revenue                            $2,381                 $2,527                 $2,760
Operating income                                       73                     47                     73
Income before income taxes                             63                      4                     18
Net (loss)/income                                      52                    (21)                    (4)



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






                                      FSS-1

PricewaterhouseCoopers LLP
400 Renaissance Center
Detroit, MI 48243-1507
Telephone (313)446-7100
Facsmilie (313)446-7117

                      Report of Independent Accountants on
                          Financial Statement Schedules




To the Board of Directors of
Ford Motor Company

     Our audits of the consolidated financial statements of Ford Motor Company and Subsidiaries referred to in our report dated January 21, 1999 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements of Ford Motor Company and Subsidiaries.




/s/PricewaterhouseCoopers LLP

400 Renaissance Center
Detroit, Michigan
January 21, 1999




                                   FSS-2

                                        EXHIBIT INDEX


Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------
Exhibit 3-A          Restated Certificate of Incorporation,              Filed as Exhibit 3.1 to Ford's Quarterly
                     dated April 9, 1998.                                Report on Form 10-Q for the quarter
                                                                         ended March 31, 1998.*

Exhibit 3-B          By-Laws as amended through January 1, 1999.         Filed with this Report.


Exhibit 4            Form of Deposit Agreement dated as of               Filed as Exhibit 4-E to Ford's
                     October 29, 1992 among Ford, Chemical               Registration Statement No. 33-53092.*
                     Bank, as Depositary, and the holders from
                     time to time of Depositary Shares, each
                     representing 1/2,000 of a share of Ford's
                     Series B Cumulative Preferred Stock.

Exhibit 10-A         Amended and Restated Profit                         Filed with this Report.
                     Maintenance Agreement, dated as of
                     January 1, 1999, between Ford
                     and Ford Credit.

Exhibit 10-B         1985 Stock Option Plan.**                           Filed as Exhibit 10-D to Ford's
                                                                         Annual Report on Form 10-K for the
                                                                         year ended December 31, 1985.*

Exhibit 10-B-1       Amendment dated as of March 8, 1990                 Filed as Exhibit 10-C-1 to Ford's
                     to 1985 Stock Option Plan.**                        Annual Report on Form 10-K for
                                                                         the year ended December 31, 1989.*

Exhibit 10-B-2       Amendment to 1985 Stock Option Plan,                Filed as Exhibit 4.C to Amendment No.
                     effective as of January 8, 1998.**                  1 to Ford's Registration Statement
                                                                         No. 33-9722.*

Exhibit 10-C         Supplemental Compensation Plan                      Filed as Exhibit 10-H to Ford's
                     as amended through May 8, 1986.**                   Annual Report on Form 10-K for the
                                                                         year ended December 31, 1986.*

Exhibit 10-C-1       Amendment to Supplemental                           Filed as Exhibit 10-F-1 to Ford's
                     Compensation Plan, dated May 12, 1988.**            Annual Report on Form 10-K for the
                                                                         year ended December 31, 1988.*

Exhibit 10-C-2       Amendment to Supplemental Compensation Plan,        Filed as Exhibit 10-D-2 to Ford's
                     dated July 8, 1992.**                               Annual Report on Form 10-K for the
                                                                         year ended December 31, 1992.*

Exhibit 10-C-2A      Amendment to Supplemental Compensation Plan,        Filed as Exhibit 10-C-2A to Ford's
                     effective as of March 9, 1994.**                    Annual Report on Form 10-K for the
                                                                         year ended  December 31, 1996.*



Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------

Exhibit 10-C-3       Amendment to Supplemental Compensation              Filed as Exhibit 10.1 to Ford's
                     Plan, effective as of March 8, 1995.**              Quarterly Report on Form 10-Q for the
                                                                         quarter ended March 31, 1995.*

Exhibit 10-C-4       Amendment to Supplemental                           Filed as Exhibit 10.1 to Ford's
                     Compensation Plan, effective as of                  Quarterly Report on Form 10-Q for the
                     July 13, 1995.**                                    quarter ended June 30, 1995.*

Exhibit 10-C-5       Amendment to Supplemental                           Filed as Exhibit 10-C-5 to Ford's
                     Compensation Plan, effective as of                  Annual Report on Form 10-K for the
                     January 10, 1996.**                                 year ended December 31, 1995.*

Exhibit 10-C-6       Amendments to Supplemental                          Filed as Exhibit 10-C-6 to Ford's
                     Compensation Plan, effective as of                  Annual Report on Form 10-K for the
                     October 1, 1997.**                                  year ended December 31, 1997.*

Exhibit 10-C-7       Amendment to Supplemental                           Filed as Exhibit 10-C-7 to Ford's
                     Compensation Plan, effective as of                  Annual Report on Form 10-K for the
                     December 22, 1997.**                                year ended December 31, 1997.*

Exhibit 10-C-8       Amendment to Supplemental                           Filed as Exhibit 10-C-8 to Ford's
                     Compensation Plan, effective as of                  Annual Report on Form 10-K for the
                     May 14, 1998.**                                     year ended December 31, 1997.*

Exhibit 10-C-9       Amendment to Supplemental                           Filed with this Report.
                     Compensation Plan, effective as of
                     October 16, 1998.**

Exhibit 10-D         Executive Separation Allowance Plan                 Filed as Exhibit 10-D to Ford's
                     as amended through December 9, 1993                 Annual Report on Form 10-K for the
                     for separations on or after January 1, 1981.**      year ended December 31, 1994.*

Exhibit 10-E         Description of Ford practices regarding             Filed as Exhibit 10-I to Ford's
                     club memberships for executives.**                  Annual Report on Form 10-K for the
                                                                         year ended December 31, 1981.*

Exhibit 10-F         Description of Ford practices regarding             Filed as Exhibit 10-J to Ford's
                     travel expenses of spouses of certain               Annual Report on Form 10-K for the
                     executives.**                                       year ended December 31, 1980.*

Exhibit 10-G         Deferred Compensation Plan for                      Filed as Exhibit 10-H-1 to Ford's
                     Non-Employee Directors, as amended                  Annual Report on Form 10-K for the
                     on July 11, 1991.**                                 year ended December 31, 1991.*

Exhibit 10-G-1       Amendments to Deferred Compensation Plan            Filed as Ehibit 10-G-1 to Ford's
                     for Non-Employee Directors, effective as of         Annual Report on Form 10-K for the
                     January 1, 1996.**                                  year ended December 31, 1995.*





Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------
Exhibit 10-G-2       Amendment to Deferred Compensation Plan             Filed as Exhibit 10-G-2 to Ford's
                     for Non-Employee Directors, effective as of         Annual Report on Form 10-K for the
                     November 14, 1996.**                                year ended December 31, 1996.*

Exhibit 10-H         Benefit Equalization Plan, as                       Filed as Exhibit 10-H to Ford's
                     amended as of January 1, 1989.**                    Annual Report on Form 10-K for the
                                                                         year ended December 31, 1994.*

Exhibit 10-H-1       Description of Amendments to Benefit                Filed as Exhibit 10-H-1 to Ford's
                     Equalization Plan, adopted January 11,              Annual Report on Form 10-K for the
                     1996 and January 25, 1996.**                        year ended December 31, 1995.*

Exhibit 10-I         Description of financial counseling                 Filed as Exhibit 10-N to Ford's
                     services provided to certain executives.**          Annual Report on Form 10-K for the
                                                                         year ended December 31, 1983.*

Exhibit 10-J         1986 Long-Term Incentive Plan.**                    Filed as Exhibit 10-Q to Ford's
                                                                         Annual Report on Form 10-K for the
                                                                         year ended December 31, 1985.*

Exhibit 10-J-1       Amendment dated as of June 1, 1990 to               Filed as Exhibit 10-N-1 to Ford's
                     1986 Long-Term Incentive Plan. **                   Annual Report on Form 10-K for the
                                                                         year ended December 31, 1990.*

Exhibit 10-K         Supplemental Executive Retirement Plan,             Filed as Exhibit 10-K to Ford's
                     as restated and incorporating amendments            Annual Report on Form 10-K for the
                     through December 12, 1995.**                        year ended December 31, 1995.*

Exhibit 10-L         Restricted Stock Plan for Non-Employee              Filed as Exhibit 10-P to Ford's
                     Directors adopted by the Board of                   Annual Report on Form 10-K for the
                     Directors on November 10, 1988,                     year ended December 31, 1988.*
                     and approved by the stockholders at
                     the 1989 Annual Meeting.**

Exhibit 10-L-1       Amendment to Restricted Stock Plan for              Filed as Exhibit 10.1 to Ford's
                     Non-Employee Directors, effective as of             Quarterly Report on Form 10-Q for the
                     August 1, 1996.**                                   quarter ended September 30, 1996.*

Exhibit 10-M         1990 Long-Term Incentive Plan,                      Filed as Exhibit 10-R to Ford's
                     amended as of June 1, 1990.**                       Annual Report on Form 10-K for the
                                                                         year ended December 31, 1990.*

Exhibit 10-M-1       Amendment to 1990 Long-Term Incentive               Filed as Exhibit 10-P-1 to Ford's
                     Plan, effective as of October 1, 1990.**            Annual Report on Form 10-K for the
                                                                         year ended December 31, 1991.*




Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------

Exhibit 10-M-2       Amendment to 1990 Long-Term Incentive               Filed as Exhibit 10.2 to Ford's
                     Plan, effective as of March 8, 1995.**              Quarterly Report on Form 10-Q for the
                                                                         quarter ended March 31, 1995.*

Exhibit 10-M-3       Amendment to 1990 Long-Term                         Filed as Exhibit 10-M-3 to Ford's
                     Incentive Plan, effective as of                     Annual Report on Form 10-K for the
                     October 1,  1997.**                                 year ended  December 31, 1997.*

Exhibit 10-M-4       Amendment to 1990 Long-Term                         Filed as Exhibit 10-M-4 to Ford's
                     Incentive Plan, effective as of                     Annual Report on Form 10-K for the
                     January 1,  1998.**                                 year ended December 31, 1997.*

Exhibit 10-N         Description of Matching Gift Program for            Filed as Exhibit 10-Q to Ford's
                     Non-Employee Directors.**                           Annual Report on Form 10-K for the
                                                                         year ended December 31, 1991.*

Exhibit 10-O         Non-Employee Directors Life Insurance               Filed as Exhibit 10-O to Ford's
                     and Optional Retirement Plan                        Annual Report on Form 10-K for the
                     (as amended as of January 1, 1993).**               year ended December 31, 1994.*

Exhibit 10-P         Description of Non-Employee Directors               Filed as Exhibit 10-S to Ford's
                     Accidental Death, Dismemberment and                 Annual Report on Form 10-K for the
                     Permanent Total Disablement Indemnity.**            year ended December 31, 1992.*

Exhibit 10-Q         Agreement dated December 10, 1992                   Filed as Exhibit 10-T to Ford's
                     between Ford and William C. Ford.**                 Annual Report on Form 10-K for the
                                                                         year ended December 31, 1992.*

Exhibit 10-R         Support Agreement dated as of October 1,            Filed as Exhibit 10-T to Ford's
                     1993 between Ford and FCE Bank.                     Annual Report on Form 10-K for the
                                                                         year ended December 31, 1993.*

Exhibit 10-R-1       Amendment No. 1 dated as of November                Filed as Exhibit 10-R-1 to Ford's
                     15, 1995 to Support Agreement between               Annual Report on Form 10-K for the
                     Ford and FCE Bank.                                  year ended December 31, 1995.*

Exhibit 10-S         Select Retirement Plan                              Filed as Exhibit 10-S to Ford's
                     adopted on June 9, 1994.**                          Annual Report on Form 10-K for the
                                                                         year ended December 31, 1996.*

Exhibit 10-T         Deferred Compensation Plan,                         Filed as Exhibit 10.2 to Ford's
                     effective as of July 13, 1995.**                    Quarterly Report on Form 10-Q for the
                                                                         quarter ended June 30, 1995.*

Exhibit 10-T-1       Amendments to Deferred Compensation                 Filed as Exhibit 10-T-1 to Ford's
                     Plan, effective as of July 13, 1995 and             Annual Report on Form 10-K for the
                     October 1, 1995.**                                  year ended December 31, 1995.*





Designation                     Description                                          Method of Filing
-----------                     -----------                                          ----------------

Exhibit 10-T-2       Amendments to Deferred Compensation                 Filed as Exhibit 10.2 to Ford's
                     Plan, effective as of October 1, 1996.**            Quarterly Report on Form 10-Q for the
                                                                         quarter ended September 30, 1996.*

Exhibit 10-T-3       Amendment to Deferred Compensation                  Filed as Exhibit 4.4 to Ford's
                     Plan, effective as of October 1, 1997.**            Registration Statement
                                                                         No. 333-47733.*

Exhibit 10-T-4       Amendments to Deferred Compensation                 Filed as Exhibit 4.5 to Ford's
                     Plan, effective as of January 1, 1998.**            Registration Statement
                                                                         No. 333-47733.*

Exhibit 10-T-5       Amendments to Deferred Compensation Plan,           Filed as Exhibit 10.1 to Ford's Quarterly
                     effective as of July 8, 1998.**                     Report on Form 10-Q/A for the
                                                                         quarter ended September 30, 1998.*

Exhibit 10-T-6       Amendment to Deferred Compensation Plan,            Filed as Exhibit 10.2 to Ford's Quarterly
                     effective as of September 9, 1998.**                Report on Form 10-Q/A for the
                                                                         quarter ended September 30, 1998.*

Exhibit 10-T-7       Amendments to Deferred Compensation Plan,           Filed as Exhibit 10.3 to Ford's Quarterly
                     effective as of October 16, 1998.**                 Report on Form 10-Q/A for the
                                                                         quarter ended September 30, 1998.*

Exhibit 10-T-8       Amendments to Deferred Compensation                 Filed with this Report.
                     Plan, effective as of November 11, 1998.**

Exhibit 10-U         Description of Amendments to Supplemental           Filed as Exhibit 10-U to Ford's
                     Executive Retirement Plan and Executive             Annual Report on Form 10-K for the
                     Separation Allowance Plan, adopted                  year ended December 31, 1995.*
                     January 25, 1996.**

Exhibit 10-U-2       Description of Amendment to Supplemental            Filed as Exhibit 10-U-2 to Ford's
                     Executive Retirement Plan and Executive             Annual Report on Form 10-K for the
                     Separation Allowance Plan, effective as of          year ended December 31, 1996.*
                     July 1, 1996.**

Exhibit 10-U-3       Description of Amendment to Supplemental            Filed with this Report.
                     Executive Retirement Plan adopted
                     September 10, 1998. **

Exhibit 10-V         Annual Incentive Compensation Plan,                 Filed as Exhibit 10-V to Ford's
                     effective as of January 1, 1998.**                  Annual Report on Form 10-K for the
                                                                         year ended December 31, 1997.*

Exhibit 10-W         1998 Long-Term Incentive Plan,                      Filed as Exhibit 10-W to Ford's
                     effective as of January 1, 1998.**                  Annual Report on Form 10-K for the
                                                                         year ended December 31, 1997.*





Designation                     Description                                          Method of Filing
-----------                     -----------                                          ----------------

Exhibit 10-W-1       Amendment to 1998 Long-Term Incentive               Filed with this Report.
                     Plan, effective as of January 1, 1999.**

Exhibit 10-X         Agreement dated January 13, 1999                    Filed with this Report.
                     between Ford and Edsel B. Ford II.**

Exhibit 12           Computation of Ratio of Earnings to                 Filed with this Report.
                     Combined Fixed Charges and Preferred
                     Stock Dividends.

Exhibit 21           List of Subsidiaries of Ford                        Filed with this Report.
                     as of March 15, 1999.

Exhibit 23           Consent of Independent Certified Public             Filed with this Report.
                     Accountants.

Exhibit 24           Powers of Attorney.                                 Filed with this Report.

--------------------------
*     Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated)
**    Management contract or compensatory plan or arrangement

                                             -6-