Form 10-Q
period 1999-03-31
FORD MOTOR CO
filed 1999-04-19
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q






(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
---  EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999 OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
     For the transition period from               to
                                    -------------   ------------


                          Commission file number 1-3950


                               FORD MOTOR COMPANY
             (Exact name of registrant as specified in its charter)


       Incorporated in Delaware                             38-0549190
       -------------------------------                 ---------------------
       (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                  Identification Number)


        The American Road, Dearborn, Michigan                 48121
       ---------------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code:    313-322-3000



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  .  No    .
                                      ----     ----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1999, the Registrant had outstanding 1,139,920,793 shares of Common Stock and 70,852,076 shares of Class B Stock.












                Exhibit index located on sequential page number 19

                                        Ford Motor Company and Subsidiaries

                                                    HIGHLIGHTS
                                                    ----------


                                                                                          First Quarter
                                                                                  ----------------------------
                                                                                      1999            1998
                                                                                  ------------    ------------
                                                                                           (unaudited)
   Worldwide vehicle unit sales of cars and trucks
    (in thousands)
   - North America                                                                    1,220           1,057
   - Outside North America                                                              554             670
                                                                                      -----           -----
       Total                                                                          1,774           1,727
                                                                                      =====           =====

   Sales and revenues (in millions)
   - Automotive                                                                   $  31,933       $  29,076
   - Financial Services                                                               5,952           7,508
                                                                                  ---------       ---------
       Total                                                                      $  37,885       $  36,584
                                                                                  =========       =========

   Net income (in millions)
   - Automotive                                                                   $   1,651       $   1,235
   - Financial Services (including income of
     The Associates through March 12, 1998)                                             328             456
                                                                                  ---------       ---------
       Subtotal                                                                       1,979           1,691
   - Gain on spin-off of The Associates                                                   -          15,955
                                                                                  ---------       ---------
       Total                                                                      $   1,979       $  17,646
                                                                                  =========       =========

   Capital expenditures (in millions)
   - Automotive                                                                   $   1,338       $   2,101
   - Financial Services                                                                 144              98
                                                                                  ---------       ---------
       Total                                                                      $   1,482       $   2,199
                                                                                  =========       =========

   Automotive capital expenditures as a percentage
    of sales                                                                            4.2%            7.2%

   Stockholders' equity at March 31
   - Total (in millions)                                                          $  24,747       $  21,497
   - After-tax return on Common and Class B
     stockholders' equity                                                              33.0%           24.8%

   Automotive net cash at March 31
    (in millions)
   - Cash and marketable securities                                               $  23,456       $  21,277
   - Debt                                                                            11,477           8,178
                                                                                  ---------       ---------
       Automotive net cash                                                        $  11,979       $  13,099
                                                                                  =========       =========

   After-tax return on sales
   - North American Automotive                                                          6.6%            5.0%
   - Total Automotive                                                                   5.2%            4.3%

   Shares of Common and Class B Stock (in millions)
   - Average number outstanding                                                       1,211           1,210
   - Number outstanding at March 31                                                   1,211           1,213

   Common Stock price (per share)
    (adjusted to reflect The Associates spin-off)
   - High                                                                         $66-1/2         $43-5/8
   - Low                                                                           55-1/4          28-5/16

   AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK
    AFTER PREFERRED STOCK DIVIDENDS

   Income assuming dilution
   - Automotive                                                                   $    1.33       $    0.99
   - Financial Services (including income of
     The Associates through March 12, 1998)                                            0.27            0.37
                                                                                  ---------       ---------
       Subtotal                                                                        1.60            1.36
   - Premium on Series B Preferred Stock repurchase                                       -           (0.07)
   - Gain on spin-off of The Associates                                                   -           12.94
                                                                                  ---------       ---------
       Total                                                                      $    1.60       $   14.23
                                                                                  =========       =========

   Cash dividends                                                                 $    0.46       $    0.42


                                                                -2-


                                        Ford Motor Company and Subsidiaries

                                                VEHICLE UNIT SALES
                                                ------------------

                                   For the Periods Ended March 31, 1999 and 1998
                                                  (in thousands)



                                                                                           First Quarter
                                                                                       --------------------
                                                                                         1999        1998
                                                                                       --------    --------
                                                                                            (unaudited)
         North America
         United States
          Cars                                                                           404          391
          Trucks                                                                         739          564
                                                                                       -----        -----
           Total United States                                                         1,143          955

         Canada                                                                           58           74
         Mexico                                                                           19           28
                                                                                       -----        -----

           Total North America                                                         1,220        1,057

         Europe
         Britain                                                                         126          142
         Germany                                                                          90          106
         Italy                                                                            50           70
         Spain                                                                            43           37
         France                                                                           38           39

         Other countries                                                                  99          108
                                                                                       -----        -----

           Total Europe                                                                  446          502

         Other international
         Australia                                                                        30           30
         Brazil                                                                           22           42
         Taiwan                                                                           17           29
         Argentina                                                                        14           30
         Japan                                                                             7            8
         Other countries                                                                  18           29
                                                                                       -----        -----

           Total other international                                                     108          168
                                                                                       -----        -----

         Total worldwide vehicle unit sales                                            1,774        1,727
                                                                                       =====        =====



          Vehicle unit sales generally are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.

          Prior period restated to correct reported unit sales.

                         Part 1. Financial Information
                         -----------------------------

Item 1.  Financial Statements
-----------------------------

                                        Ford Motor Company and Subsidiaries

                                         CONSOLIDATED STATEMENT OF INCOME
                                         --------------------------------
                                   For the Periods Ended March 31, 1999 and 1998
                                     (in millions, except amounts per share)

                                                                                              First Quarter
                                                                                        -----------------------
                                                                                          1999           1998
                                                                                        --------       --------
                                                                                              (unaudited)
   AUTOMOTIVE
   Sales                                                                                $31,933        $29,076

   Costs and expenses (Note 2)
   Costs of sales                                                                        27,615         25,354
   Selling, administrative and other expenses                                             1,931          1,916
                                                                                        -------        -------
     Total costs and expenses                                                            29,546         27,270

   Operating income                                                                       2,387          1,806

   Interest income                                                                          340            322
   Interest expense                                                                         293            199
                                                                                        -------        -------
     Net interest income                                                                     47            123
   Equity in net income/(loss) of affiliated                                                 50            (10)
    companies
   Net expense from transactions with
    Financial Services                                                                      (28)           (48)
                                                                                        -------        -------

   Income before income taxes - Automotive                                                2,456          1,871

   FINANCIAL SERVICES
   Revenues                                                                               5,952          7,508

   Costs and expenses
   Interest expense                                                                       1,888          2,370
   Depreciation                                                                           2,157          2,037
   Operating and other expenses                                                             997          1,583
   Provision for credit and insurance losses                                                391            708
                                                                                        -------        -------
     Total costs and expenses                                                             5,433          6,698
   Net revenue from transactions with Automotive                                             28             48
   Gain on spin-off of The Associates (Note 5)                                                -         15,955
                                                                                        -------        -------

   Income before income taxes - Financial Services                                          547         16,813
                                                                                        --------       -------

   TOTAL COMPANY
   Income before income taxes                                                             3,003         18,684
   Provision for income taxes                                                             1,005            972
                                                                                        -------        -------
   Income before minority interests                                                       1,998         17,712
   Minority interests in net income of subsidiaries                                          19             66
                                                                                        -------        -------
   Net income                                                                           $ 1,979        $17,646
                                                                                        =======        =======

   Income attributable to Common and Class B Stock
    after preferred stock dividends                                                     $ 1,975        $17,551

   Average number of shares of Common and Class B
    Stock outstanding                                                                     1,211          1,210

   AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

   Basic income (Note 6)                                                                $  1.64        $ 14.48

   Diluted income (Note 6)                                                              $  1.60        $ 14.23

   Cash dividends                                                                       $  0.46        $  0.42


   The accompanying notes are part of the financial statements.

   Prior period costs of sales and selling, administrative and other expenses restated.



                                        Ford Motor Company and Subsidiaries

                                            CONSOLIDATED BALANCE SHEET
                                            --------------------------
                                                   (in millions)

                                                                                             March 31,      December 31,
                                                                                               1999             1998
                                                                                           ------------    --------------
                                                                                            (unaudited)
ASSETS
Automotive
Cash and cash equivalents                                                                   $  4,187          $  3,685
Marketable securities                                                                         19,269            20,120
                                                                                            --------          --------
   Total cash and marketable securities                                                       23,456            23,805

Receivables                                                                                    2,668             2,604
Inventories (Note 7)                                                                           5,542             5,656
Deferred income taxes                                                                          3,169             3,239
Other current assets                                                                           3,174             3,405
Current receivable from Financial Services                                                       284                 0
                                                                                            --------          --------
   Total current assets                                                                       38,293            38,709

Equity in net assets of affiliated companies (Note 3)                                          9,210             2,401
Net property                                                                                  36,882            37,320
Deferred income taxes                                                                          3,056             3,175
Other assets                                                                                   6,999             7,139
                                                                                            --------          --------
   Total Automotive assets                                                                    94,440            88,744

Financial Services
Cash and cash equivalents                                                                      1,743             1,151
Investments in securities                                                                        804               968
Net receivables and lease investments                                                        133,976           132,567
Other assets                                                                                  14,590            13,227
Receivable from Automotive                                                                       958               888
                                                                                            --------          --------
   Total Financial Services assets                                                           152,071           148,801
                                                                                            --------          --------

   Total assets                                                                             $246,511          $237,545
                                                                                            ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                              $ 12,489          $ 13,368
Other payables                                                                                 2,290             2,755
Accrued liabilities                                                                           20,000            16,925
Income taxes payable                                                                           1,529             1,404
Debt payable within one year                                                                   1,501             1,121
Current payable to Financial Services                                                              0                70
                                                                                            --------          --------
   Total current liabilities                                                                  37,809            35,643

Long-term debt                                                                                 9,976             8,713
Other liabilities                                                                             31,240            30,133
Deferred income taxes                                                                            745               751
Payable to Financial Services                                                                    958               818
                                                                                            --------          --------
   Total Automotive liabilities                                                               80,728            76,058

Financial Services
Payables                                                                                       3,614             3,555
Debt                                                                                         124,887           122,324
Deferred income taxes                                                                          5,754             5,488
Other liabilities and deferred income                                                          5,821             6,034
Payable to Automotive                                                                            284                 0
                                                                                            --------          --------
   Total Financial Services liabilities                                                      140,360           137,401

Company-obligated mandatorily redeemable preferred securities of a subsidiary
 trust holding solely junior subordinated debentures of the Company (Note 8)                     676               677

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate liquidation preference
  of $177 million)                                                                                 *                 *
 Common Stock, par value $1.00 per share (1,151 million shares issued)                         1,151             1,151
 Class B Stock, par value $1.00 per share (71 million shares issued)                              71                71
Capital in excess of par value of stock                                                        5,147             5,283
Accumulated other comprehensive income                                                        (1,820)           (1,670)
ESOP loan and treasury stock                                                                    (879)           (1,085)
Earnings retained for use in business                                                         21,077            19,659
                                                                                            --------          --------
   Total stockholders' equity                                                                 24,747            23,409
                                                                                            --------          --------

   Total liabilities and stockholders' equity                                               $246,511          $237,545
                                                                                            ========          ========
- - - -
*Less than $1 million

The accompanying notes are part of the financial statements.



                                        Ford Motor Company and Subsidiaries

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  ----------------------------------------------
                                   For the Periods Ended March 31, 1999 and 1998
                                                  (in millions)


                                                                           First Quarter 1999             First Quarter 1998
                                                                       --------------------------     -------------------------
                                                                                        Financial                     Financial
                                                                        Automotive      Services       Automotive     Services
                                                                       ------------    ----------     ------------   ----------
                                                                              (unaudited)                    (unaudited)

Cash and cash equivalents at January 1                                  $ 3,685        $  1,151        $ 6,316       $  1,618

Cash flows from operating activities before securities trading            2,957           1,830          3,138          4,463
Net sales/(purchases) of trading securities                                 922              99            108           (113)
                                                                        -------        ---------       -------       --------
   Net cash flows from operating activities                               3,879           1,929          3,246          4,350

Cash flows from investing activities
 Capital expenditures                                                    (1,338)           (144)        (2,101)           (98)
 Purchase of leased assets                                                    0               -           (110)             -
 Acquisitions of receivables and lease investments                            -         (18,304)             -        (27,772)
 Collections of receivables and lease investments                             -          12,859              -         19,289
 Net acquisitions of daily rental vehicles                                    -            (768)             -           (611)
 Purchases of securities                                                   (392)           (309)          (123)          (569)
 Sales and maturities of securities                                         321             367             62            491
 Proceeds from sales of receivables and lease investments                     -           2,045              -          2,368
 Net investing activity with Financial Services                              39               -            403              -
 Volvo acquisition (Note 3)                                              (2,966)              -              -              -
 Other                                                                      167              (3)           269           (661)
                                                                        -------        --------        -------       --------
   Net cash used in investing activities                                 (4,169)         (4,257)        (1,600)        (7,563)

Cash flows from financing activities
 Cash dividends                                                            (561)             (1)          (519)            (1)
 Issuance/(Purchases) of Common Stock                                      (136)              -             93              -
 Preferred stock - Series B repurchase, Series A redemption                   0               -           (420)             -
 Changes in short-term debt                                                 121            (968)            76          1,882
 Proceeds from issuance of other debt                                     1,632           9,097            337          7,996
 Principal payments on other debt                                          (151)         (5,282)          (812)        (5,650)
 Net financing activity with Automotive                                       -             (39)             -           (403)
 Spin-off of The Associates cash                                              -               -              -           (508)
 Other                                                                      178               5           (323)            53
                                                                        -------        --------        -------       --------
   Net cash (used in)/provided by financing activities                    1,083           2,812         (1,568)         3,369

Effect of exchange rate changes on cash                                     (77)           (106)            (9)            69
Net transactions with Automotive/Financial Services                        (214)            214            419           (419)
                                                                        -------        --------        -------       --------

   Net increase/(decrease) in cash and cash equivalents                     502             592            488           (194)
                                                                        -------        --------        -------       --------

Cash and cash equivalents at March 31                                   $ 4,187        $  1,743        $ 6,804       $  1,424
                                                                        =======        ========        =======       ========



The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)

1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K (the "10-K Report") for the year ended
     December 31, 1998. For purposes of Notes to Financial Statements, "Ford" or the "Company" means Ford Motor Company and its majority owned subsidiaries unless the context requires otherwise. Certain amounts for prior periods were reclassified to conform with present period presentation.

     Accounting Changes
     ------------------

     In the first quarter of 1999, we adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP requires entities to capitalize certain internal-use software costs once certain criteria are met. Our practice has been to expense the costs of obtaining or developing internal-use software as incurred.

     Beginning in 1999, we changed from an accelerated method to the units-of-production method for special tooling amortization. This change is being made to recognize that special tooling retains its value more uniformly over time and more closely aligns tooling amortization with vehicle production volumes, providing a better matching of costs and revenues.

     Also beginning in 1999, we modified our plant and equipment retirement policy to reflect gains and losses in income in the year of retirement. Previously, the cost of retired assets, net of salvage proceeds, was charged to accumulated depreciation. The plant and equipment retirement change in accounting principle is being made to better reflect the results of asset disposal/sale decisions.

     Adoption of these changes did not have a material effect on our financial statements.


2. Selected Automotive costs and expenses are summarized as follows (in millions):

                                    First Quarter
                                  ------------------
                                  1999          1998
                                  ----          ----
               Depreciation       $746          $680
               Amortization        572           718

     Dissolution of AutoEuropa Joint Venture - Effective January 1, 1999, our joint venture for the production of minivans with Volkswagen AG in Portugal (AutoEuropa) was dissolved resulting in a $255 million pre-tax gain
     ($165 million after-tax).


3.   Purchase of AB Volvo's Worldwide Passenger Car Business - On
     March 31, 1999, we purchased AB Volvo's worldwide passenger car business ("Volvo Car") for approximately $6.45 billion. The acquisition price consisted of a cash payment of approximately $2 billion on March 31, 1999, a deferred payment obligation to AB Volvo of approximately $1.6 billion due March 31, 2001, and Volvo Car automotive-related net indebtedness of approximately $2.9 billion.

     In addition to the cash payment to Volvo, on March 31, 1999 approximately $1 billion was paid to reduce Volvo Car's automotive indebtedness and for acquisition-related costs. Most of the remaining automotive indebtedness of Volvo Car was repaid on April 12, 1999. The purchase price payment and debt repayments were funded from our cash reserves.

     The acquisition will be accounted for as a purchase. The assets purchased, liabilities assumed, and the results of operations of Volvo Car will be included in our financial statements on a consolidated basis beginning in the second quarter of 1999. Our investment in Volvo Car at March 31, 1999 is included in Equity in Net Assets of Affiliated Companies.


4. Purchase of Kwik-Fit Holdings plc - On April 12, 1999, we announced that we had reached an agreement with the board of Kwik-Fit Holdings plc ("Kwik-Fit") for a cash tender offer of all the outstanding capital stock of Kwik-Fit, Europe's largest independent car maintenance and repair company.

     Our offer price is (pound)5.60 (approximately the equivalent of $9.05) per share, or an aggregate of (pound)1,008 million (approximately the equivalent of $1.6 billion).

     Our offer is contingent on receipt of applicable regulatory approvals and acceptances from holders of at least 90% of the outstanding shares of Kwik-Fit. The directors of Kwik-Fit have unanimously recommended that Kwik-Fit shareholders accept our offer.

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)

5. Spin-off of The Associates - On March 2, 1998, the Board of Directors of the Company approved the spin-off of The Associates by declaring a dividend on Ford's outstanding shares of Common and Class B Stock consisting of Ford's 80.7% interest (279.5 million shares) in The Associates. The Board of Directors also declared a dividend in cash on shares of Company stock held in U.S. employee savings plans equal to the market value of The Associates stock to be distributed per share of the Company's Common and Class B Stock. Both the spin-off dividend and the cash dividend were paid on April 7, 1998 to stockholders of record on March 12, 1998.

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

     The Company's results in first quarter 1998 include Ford's share of The Associates earnings through the record date, March 12 ($177 million, or $0.14 a share).


6. Income Per Share of Common and Class B Stock - Basic income per share of Common and Class B Stock is calculated by dividing the income attributable to Common and Class B Stock by the average number of shares of Common and Class B Stock outstanding during the applicable period, adjusted for shares issuable under employee savings and compensation plans.

     The Company had Series A Preferred Stock convertible to Common Stock until January 9, 1998. Other obligations, such as stock options, are considered to be dilutive potential common stock. The calculation of diluted income per share of Common and Class B Stock takes into account the effect of dilutive potential common stock.

     Income per share of Common and Class B Stock was as follows (in millions, except per share amounts):

                                                           First Quarter 1999             First Quarter 1998
                                                          --------------------           --------------------
                                                          Income        Shares           Income        Shares
                                                          ------        ------           ------        ------
     Net income                                           $1,979        1,211            $17,646        1,210
     Preferred stock dividend requirements                    (4)           -                (95)           -
     Issuable and uncommitted ESOP shares                      -           (5)                 -            2
                                                          ------        -----            -------        -----
     Basic income and shares                              $1,975        1,206            $17,551        1,212

     Basic income per share                               $ 1.64                         $ 14.48
     ----------------------

     Basic income and shares                              $1,975        1,206            $17,551        1,212
     Net dilutive effect of options                            -           31                  -           20
     Convertible preferred stock and other                     0            0                  0            1
                                                          ------        -----            -------        -----
     Diluted income and shares                            $1,975        1,237            $17,551        1,233

     Diluted income per share                             $ 1.60                         $ 14.23
     ------------------------


7. Automotive inventories are summarized as follows (in millions):
   ----------------------


                                                      March 31,    December 31,
                                                        1999           1998
                                                      ---------    ------------
     Raw materials, work in process and supplies       $2,771        $2,887
     Finished products                                  2,771         2,769
        Total inventories                              $5,542        $5,656
                                                       ======        ======

     U.S. inventories                                  $1,988        $1,832

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

8. Company-Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust - The sole asset of Ford Motor Company Capital Trust I (the "Trust"), which is the obligor on the Preferred Securities of such Trust, is $632 million principal amount of 9% Junior Subordinated Debentures due 2025 of Ford Motor Company.


9. Comprehensive Income - Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains and losses on investments in equity securities. Total comprehensive income is summarized as follows (in millions):

                                                               First Quarter
                                                          ---------------------
                                                           1999           1998
                                                          ------        -------
         Net income                                       $1,979        $17,646
         Other comprehensive income                         (150)          (188)
                                                          ------        -------
           Total comprehensive income                     $1,829        $17,458
                                                          ======        =======


10.  Segment Information - Ford has identified four primary operating segments:
     Automotive, Visteon, Ford Credit and Hertz. Segment selection was based upon internal organizational structure, the way in which these operations are managed and their performance evaluated by management and our Board of Directors, the availability of separate financial results and materiality considerations. Segment detail is summarized as follows (in millions):

                                Automotive Sector       Financial Services Sector
                                ------------------    ------------------------------
                                                                                                     Total      Total
 First Quarter                   Auto-                  Ford                 Other       Elims/       Auto     Fin Svcs
                                 motive   Visteon      Credit     Hertz     Fin Svcs     Other       Sector     Sector
                                -------   -------     --------    ------    --------    -------     -------    --------
1999
----
Revenues
   External customer revenues   $31,597    $  417     $  4,863    $1,031    $    56     $   (79)    $31,933    $  5,952
   Intersegment revenues          1,188     4,355           57         2         71      (5,673)          0           0
                                -------    ------     --------    ------    -------     -------     -------    --------
     Total Revenues             $32,785    $4,772     $  4,920    $1,033    $   127     $(5,752)    $31,933    $  5,952
                                =======    ======     ========    ======    =======     =======     =======    ========

Net income                      $ 1,443    $  208     $    300    $   49    $   (12)    $    (9)    $ 1,651    $    328

Total assets                    $89,905    $9,771     $140,643    $9,293    $ 6,266     $(9,367)    $94,440    $152,071


1998
----
Revenues
   External customer revenues   $28,866    $  307     $  4,492    $  897    $ 2,117     $   (95)    $29,076    $  7,508
   Intersegment revenues          1,231     4,071           67         2        131      (5,502)          0           0
                                -------    ------     --------    ------    -------     -------     -------    --------
     Total Revenues             $30,097    $4,378     $  4,559    $  899    $ 2,248     $(5,597)    $29,706    $  7,508
                                =======    ======     ========    ======    =======     =======     =======    ========

Net income                      $ 1,046    $  189     $    278    $   35    $16,147 a/  $   (49)    $ 1,235    $ 16,411

Total assets                    $81,631    $8,780     $124,533    $7,665    $ 9,346     $(8,717)    $85,504    $137,734

- - - - -

a/ Includes $15,955 non-cash gain (not taxed) on spin-off of The Associates in the first quarter of 1998 (Note 5).

"Other Financial Services" data is an aggregation of miscellaneous smaller Financial Services Sector business components, including Ford Motor Land Development Corporation, Ford Leasing Development Company, Ford Leasing Corporation, and Granite Management Corporation, and certain unusual transactions (footnoted). Also included is data for The Associates, which was spun off from Ford in 1998.

"Eliminations/Other" data includes intersegment eliminations and minority interest calculations. Interest income for the operating segments in the Financial Services Sector is reported as "Revenue". Included in the Visteon segment's external customer revenues are sales to outside fabricators for inclusion in components sold to Ford's Automotive segment.

 [PricewaterhouseCoopers LLP letterhead]



                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and Stockholders
Ford Motor Company


We have reviewed the consolidated balance sheet of Ford Motor Company and Subsidiaries at March 31, 1999 and the related consolidated statement of income and condensed consolidated statement of cash flows for the periods set forth in the accompanying unaudited financial statements. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1998 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 1999, we expressed an unqualified opinion on those consolidated financial statements.




/s/ PricewaterhouseCoopers LLP

April 14, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

OVERVIEW

     Our worldwide net income was $1,979 million in the first quarter of 1999, or $1.60 per diluted share of Common and Class B Stock. Excluding a $165 million gain from the sale of our interest in AutoEuropa to Volkswagen AG, our operating income would have been $1,814 million, or $1.46 per diluted share of Common and Class B Stock. This compares with first quarter 1998 operating income of $1,514 million, or $1.22 per diluted share, excluding all income and a one-time gain related to The Associates, and a one-time earnings per share reduction of $0.07 per share resulting from the premium paid to repurchase our Series B Cumulative Preferred Stock.

     Our worldwide sales and revenues were $37.9 billion in the first quarter of 1999, up $1.3 billion from a year ago. Vehicle unit sales of cars and trucks were 1,774,000, up 47,000 units. Stockholders' equity was $24.7 billion at March 31, 1999, up $1.3 billion from December 31, 1998.

RESULTS OF OPERATIONS

     Results of our operations by major business sector are shown below (in millions). Our Automotive sector, which includes Automotive operations and Visteon Automotive Systems, earned $1,651 million in the first quarter of 1999. This compares with earnings of $1,235 million in the first quarter of 1998. Our Financial Services sector had earnings of $328 million in first quarter 1999. This compares with $279 million in the first quarter of 1998, excluding all income and a one-time gain related to The Associates detailed below.

                                                                        First Quarter
                                                                      Net Income/(Loss)
                                                              --------------------------------
                                                                                         1999
                                                                                         O/(U)
                                                               1999         1998         1998
                                                              ------      -------     --------
                  Automotive Sector                           $1,651      $ 1,235     $    416
                  Financial Services Sector                      328          279           49
                                                              ------      -------     --------

                  Total Operations                            $1,979      $ 1,514     $    465

                  Gain on Spin-Off of The Associates               -       15,955      (15,955)
                  The Associates (net of Minority Interest)        -          177         (177)
                                                              ------      -------     --------

                  Total Company                               $1,979      $17,646     $(15,667)
                                                              ======      =======     ========


FIRST QUARTER 1999 COMPARED WITH FIRST QUARTER 1998

Automotive Sector
-----------------

     Worldwide earnings for our Automotive sector were $1,651 million in the first quarter of 1999 on sales of $31.9 billion. Excluding a $165 million gain from the sale of our interest in AutoEuropa to Volkswagen AG, our first quarter 1999 earnings would have been $1,486 million, compared with earnings of $1,235 million in the first quarter of 1998 on sales of $29.1 billion. The increase in operating earnings reflects higher sales volumes in the U.S., offset partially by lower sales volumes in Europe and South America. Adjusted for constant volume and mix, total costs in the Automotive sector declined
$100 million compared with the first quarter of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

           Details of Automotive sector earnings are shown below (in millions).


                                                                         First Quarter
                                                                      Net Income/(Loss)
                                                              --------------------------------
                                                                                         1999
                                                                                         O/(U)
                                                               1999         1998         1998
                                                              ------      -------     --------
                  North American Automotive                   $1,588       $1,010        $ 578

                  Automotive Outside North America
                  - Europe                                       165          230          (65)
                  - South America                               (165)         (45)        (120)
                  - Other                                         63           40           23
                                                              ------        -----        -----
                   Total Automotive Outside
                    North America                                 63          225         (162)
                                                              ------       ------        -----
                     Total Automotive Sector                  $1,651       $1,235        $ 416
                                                              ======       ======        =====


     Automotive sector earnings in North America were $1,588 million in the first quarter of 1999 on sales of $24.4 billion, compared with $1,010 million a year ago on sales of $20.7 billion. The increase reflects primarily higher sales volume and lower costs, offset partially by higher marketing costs and lower net interest income. The after-tax return on sales for our North American Automotive sector was 6.6% in the first quarter of 1999.

     In the first quarter of 1999, 4 million new cars and trucks were sold in the United States, up from 3.6 million units a year ago. Our share of those unit sales was 24.4% in the first quarter of 1999, unchanged from a year ago.

     Our Automotive sector earnings in Europe were $165 million in the first quarter of 1999, down $65 million from a year ago. The deterioration is explained by lower sales volumes, reflecting primarily a lower market share, and higher fixed marketing costs, offset partially by the gain from the sale of our interest in AutoEuropa.

     In the first quarter of 1999, 4.4 million new cars and trucks were sold in Europe, up from 4.3 million units a year ago. Our share of those unit sales was 9.8% in the first quarter of 1999, down 1.6 percentage points from a year ago. Our market share declined because of intense competitive conditions in Europe.

     Our Automotive sector in South America lost $165 million in the first quarter of 1999, compared with a loss of $45 million a year ago. The decline was the result of lower volume and revenue, resulting from the devaluation of the Real in Brazil and weak economic conditions throughout the region, offset partially by lower costs. We are looking at all of our options to address the business equation in South America.

     In the first quarter of 1999, 276,000 new cars and trucks were sold in Brazil, compared with 384,000 a year ago. Our share of those unit sales was 9% in the first quarter of 1999, down 4.7 percentage points from a year ago. The decline in market share reflects production and transportation interruptions caused by labor disruptions, which have been resolved, and an increasingly competitive market.

     Our Visteon operations earned $208 million on revenues of $4,772 million in the first quarter of 1999, compared with earnings of $189 million on revenues of $4,378 million in the first quarter of 1998. This earnings improvement reflects primarily favorable volume and mix and material cost reductions, offset partially by lower revenue from negotiated price reductions. Visteon's after-tax return on sales in the first quarter of 1999 was 4.3%, unchanged from a year ago.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

Financial Services Sector
-------------------------

     Earnings of our Financial Services sector consist primarily of two segments, Ford Credit and Hertz. Details of Financial Services sector earnings are shown below (in millions).


                                                                        First Quarter
                                                                      Net Income/(Loss)
                                                              --------------------------------
                                                                                         1999
                                                                                         O/(U)
                                                               1999         1998         1998
                                                              ------      -------    ---------

                  Ford Credit                                   $300      $  278     $     22
                  Hertz                                           49          35           14
                  Minority Interests, Eliminations,
                   and Other (excluding The Associates)          (21)        (34)          13
                                                                ----      ------     --------
                     Financial Services (excluding
                      The Associates)                            328         279           49

                  Gain on Spin-Off of The Associates               -      15,955      (15,955)
                  The Associates (net of Minority Interest)        -         177*        (177)
                                                                ----     -------     --------

                      Total Financial Services Sector           $328     $16,411     $(16,083)
                                                                ====     =======     ========

               Memo: Ford's share of earnings in
               Hertz                                            40            29          11

               ------
               * Through March 12, 1998

     Ford Credit's consolidated net income in the first quarter of 1999 was $300 million, up $22 million or 7.9% from a year ago. The increase in earnings primarily reflects higher financing volumes, improved credit loss performance, and lower effective tax rates, offset partially by lower net financing margins. Lower financing margins reflect higher depreciation expense for leased vehicles.

     Earnings at Hertz in the first quarter of 1999 were $49 million (of which $40 million was Ford's share), compared with earnings of $35 million (of which $29 million was Ford's share) a year ago. The increase in earnings reflects primarily higher revenues and improved profit margins in worldwide car rental operations.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

     At March 31, 1999, our Automotive sector had $23.5 billion of cash and marketable securities, down $349 million from December 31, 1998. The decline was more than explained by the acquisition of Volvo Cars, offset partially by operating cash flows and a global debt issuance of $1.5 billion.

     Automotive capital expenditures, including the effect of adopting the accounting change for the capitalization of computer software (Statement of Position 98-1) discussed below, totaled $1.3 billion in the first quarter of 1999, down from $2.1 billion in the first quarter of 1998, which was unusually high. Our target for capital expenditures for 1999 remains at $8.5 billion.

     At March 31, 1999, our Automotive sector had total debt of $11.5 billion, compared with $9.8 billion at December 31, 1998. This amount was 31.7% of our total capitalization (that is, the sum of our stockholders' equity and Automotive debt) at the end of the first quarter of 1999, compared with 30% of total capitalization at December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

Financial Services Sector
-------------------------

     At March 31, 1999, our Financial Services sector had cash and marketable securities totaling $1.7 billion, up $592 million from December 31, 1998.

     Net receivables and lease investments were $134 billion at March 31, 1999, up $1.4 billion from December 31, 1998.

     Total debt was $124.9 billion at March 31, 1999, up $2.6 billion from December 31, 1998.

     Outstanding commercial paper at March 31, 1999 totaled $46.8 billion at Ford Credit, and $2.1 billion at Hertz, with an average remaining maturity of 27 days and 35 days, respectively.

     For a discussion of support facilities available to our Automotive and Financial Services sector, see Note 9 of our Notes to Financial Statements for the year ended December 31, 1998, which are included in our Annual Report on Form 10-K for 1998.

VOLVO

     On March 31, 1999, we purchased AB Volvo's worldwide passenger car business ("Volvo Car") for approximately $6.45 billion. The acquisition price consisted of a cash payment of approximately $2 billion on March 31, 1999, a deferred payment obligation to AB Volvo of approximately $1.6 billion due March 31, 2001, and Volvo Car automotive-related net indebtedness of approximately $2.9 billion.

     In addition to the cash payment to AB Volvo, on March 31, 1999 approximately $1 billion was paid to reduce Volvo Car's automotive indebtedness and for acquisition-related costs. Most of the remaining automotive indebtedness of Volvo Car was repaid on April 12, 1999. The purchase price payment and debt repayments were funded from our cash reserves.

     The acquisition will be accounted for as a purchase. The assets purchased, liabilities assumed and the results of operations of Volvo Car will be included in our financial statements on a consolidated basis beginning in the second quarter of 1999. Our investment in Volvo Car at March 31, 1999 is included in Equity in Net Assets of Affiliated Companies.

KWIK-FIT

     On April 12, 1999, we announced that we had reached an agreement with the board of Kwik-Fit Holdings plc ("Kwik-Fit) for a cash tender offer for all the outstanding capital stock of Kwik-Fit. Kwik-Fit is Europe's largest independent car maintenance and repair company, with over 1,900 service points in the United Kingdom, Ireland and continental Europe.

     Our offer price is (pound)5.60 (approximately the equivalent of $9.05) per share, or an aggregate of (pound)1,008 million (approximately the equivalent of $1.6 billion).

     Our offer is contingent on receipt of applicable regulatory approvals and acceptances from holders of at least 90% of the outstanding shares of Kwik-Fit. The directors of Kwik-Fit have unanimously recommended that Kwik-Fit shareholders accept our offer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS AND CHANGES

New Standards
-------------

     In the first quarter of 1999, we adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP requires entities to capitalize certain internal-use software costs once certain criteria are met. Our practice has been to expense the costs of obtaining or developing internal-use software as incurred. Adoption of this standard did not have a material effect on first quarter earnings.

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

Accounting Changes
------------------

     Beginning in 1999, we changed from an accelerated method to the units-of-production method for special tooling amortization. This change is being made to recognize that special tooling retains its value more uniformly over time and more closely aligns tooling amortization with vehicle production volumes, providing a better matching of costs and revenues.

     Also beginning in 1999, we modified our plant and equipment retirement policy to reflect gains and losses in income in the year of retirement. Previously, the cost of retired assets, net of salvage proceeds, was charged to accumulated depreciation. The change in accounting principle for plant and equipment retirement is being made to better reflect the results of asset disposal/sale decisions.

     Adoption of these changes did not have a material effect on our financial statements.

OTHER FINANCIAL INFORMATION

     PricewaterhouseCoopers LLP, our independent public accountants, performed a limited review of the financial data presented on pages 4 through 9 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. The financial data include any material adjustments or disclosures proposed by PricewaterhouseCoopers LLP as a result of their review.

                           Part II. Other Information

Item 1. Legal Proceedings
-------------------------

Class Actions
-------------

Air Bag. (Previously discussed in the first full paragraph on page 24 of Ford's Annual Report on Form 10-K for year ended December 31, 1998 (the "10-K Report").) Upon reconsideration of the trial court's decision to deny defendants' motion for change of venue, the Alabama Supreme Court would not overturn the trial court's ruling. Our motion to dismiss this action continues to be pending.

Lease Agreement Disclosure. (Previously discussed in the first full paragraph on page 25 of the 10-K Report.) In addition to the seven of the twenty cases discussed in the 10-K Report as having been dismissed in various state courts, the actions pending in Florida, New Jersey and Tennessee state courts were recently dismissed on the basis that itemization of monthly lease charges is not required under federal or state law.

Windstar Transmission. A purported class action has been filed in California state court alleging that 1995 Ford Windstar vehicles are defective because they contain a 3.8 liter engine with a defective transmission. Plaintiffs allege transmissions in the Windstar prematurely suffered from serious shifting problems and acceleration failures, requiring early replacement at a substantial expense to owners and lessees. They seek compensatory damages, punitive damages, attorneys' and experts' fees and additional unspecified relief. Plaintiffs do not specifically seek damages for any alleged personal injuries suffered by purported class members. The California class action is nationwide in scope and purports to represent all persons or entities in the United States who own or lease any model 1995 Ford Windstar. After Ford removed the case to federal court, the state court granted Plaintiffs' motion to remand the case back to Los Angeles County court. Ford plans to file a motion for judgment on the pleadings.



                                                                                  Supplemental Schedule



                                                Ford Motor Company

                                   CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                                   ---------------------------------------------
                                                   (in millions)


     Ford Capital B.V.
     -----------------
                                                                       March 31,         December 31,
                                                                         1999                1998
                                                                    --------------      --------------
                                                                               (unaudited)
     Current assets                                                    $  658               $  621
     Noncurrent assets                                                  2,374                2,388
                                                                       ------               ------
       Total assets                                                    $3,032               $3,009
                                                                       ======               ======

     Current liabilities                                               $  582               $  394
     Noncurrent liabilities                                             2,249                2,430
     Minority interests in net
      assets of subsidiaries                                                0                   15
     Stockholder's equity                                                 201                  170
                                                                       ------               ------
       Total liabilities and
        stockholder's equity                                           $3,032               $3,009
                                                                       ======               ======


                                                                               First Quarter
                                                                    ----------------------------------
                                                                         1999                 1998
                                                                    ---------------      -------------
                                                                                 (unaudited)
     Sales and other revenue                                             $683                 $641
     Operating income                                                      84                   27
     Income before income taxes                                            69                   18
     Net income                                                            41                    6





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

     (b)   Reports on Form 8-K
           -------------------

           The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 1999:

           Current Report on Form 8-K dated January 14, 1999 included additional detail on one-time charges expected for the fourth quarter 1998.

           Current Report on Form 8-K dated January 21, 1999 included information relating to Ford's 1998 financial results.

           Current Report on Form 8-K dated January 28, 1999 included information relating to Ford's agreement with AB Volvo to buy its worldwide passenger vehicle business.

           Current Report on Form 8-K dated February 2, 1999 included the consolidated financial statements of Ford and its subsidiaries for the year ended December 31, 1998.

           Current Report on Form 8-K dated February 5, 1999 included information regarding the registration of debt securities, and the explosion at the Rouge Complex.








                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              FORD MOTOR COMPANY
                                       --------------------------------

                                                (Registrant)




Date:      April 19, 1999               By:    /s/ W. A. Swift
           --------------                  -----------------------------
                                           W. A. Swift
                                           Vice President - Corporate Controller
                                           (principal accounting officer)



                                  EXHIBIT INDEX



  Designation                                                    Description
  -------------------------    ----------------------------------------------------------------------------



  Exhibit 12                   Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to
                               Combined Fixed Charges and Preferred Stock Dividends.

  Exhibit 15                   Letter of PricewaterhouseCoopers LLP, Independent Public Accountants, dated
                               April 19, 1999, relating to Financial Information.

  Exhibit 18                   Letter of PricewaterhouseCoopers LLP, Independent Public Accountants, dated
                               March 31, 1999 relating to changes in accounting principles.


                                                       -19-