Form 10-Q
period 1999-06-30
FORD MOTOR CO
filed 1999-07-15
CIK 37996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q






(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
 ---  EXCHANGE ACT OF 1934
      For the quarterly period ended JUNE 30, 1999 OR
                                     -------------

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from             to
                                     ------------    -------------

                          Commission file number 1-3950


                               FORD MOTOR COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Incorporated in Delaware                       38-0549190
       -------------------------------------           -----------------------
         (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                Identification Number)


         The American Road, Dearborn, Michigan                  48121
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1999, the Registrant had outstanding 1,138,917,037 shares of Common Stock and 70,852,076 shares of Class B Stock.






               Exhibit index located on sequential page number 26

                       Ford Motor Company and Subsidiaries

                                   HIGHLIGHTS
                                   ----------

                                                                   Second Quarter                         First Half
                                                            ----------------------------          ---------------------------
                                                                1999            1998                 1999            1998
                                                            ------------    ------------          ------------   ------------
                                                                   (unaudited)                            (unaudited)
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- North America                                                 1,237           1,124                 2,457          2,181
- Outside North America                                           691             669                 1,246          1,340
                                                                -----           -----                 -----          -----
    Total                                                       1,928           1,793                 3,703          3,521
                                                                =====           =====                 =====          =====

Sales and revenues (in millions)
- Automotive                                                $  35,921       $  31,309             $  67,854      $  60,385
- Financial Services                                            6,361           5,980                12,313         13,488
                                                            ---------       ---------             ---------      ---------
    Total                                                   $  42,282       $  37,289             $  80,167      $  73,873
                                                            =========       =========             =========      =========

Net income (in millions)
- Automotive                                                $   1,931       $   2,051             $   3,582      $   3,286
- Financial Services (excl. The Associates)                       407             330                   735            609
                                                            ---------       ---------             ---------      ---------
   Subtotal                                                     2,338           2,381                 4,317          3,895
- The Associates                                                    -               -                     -            177
- Gain on spin-off of The Associates                                -               -                     -         15,955
                                                            ---------       ---------             ---------      ---------
    Total                                                   $   2,338       $   2,381             $   4,317      $  20,027
                                                            =========       =========             =========      =========
Capital expenditures (in millions)
- Automotive                                                $   1,755       $   1,659             $   3,093      $   3,760
- Financial Services                                              140             153                   284            251
                                                            ---------       ---------             ---------      ---------
    Total                                                   $   1,895       $   1,812             $   3,377      $   4,011
                                                            =========       =========             =========      =========

Automotive capital expenditures as a
 percentage of sales                                              4.9%            5.3%                  4.6%           6.2%

Stockholders' equity at June 30
- Total (in millions)                                       $  26,242       $  23,070             $  26,242      $  23,070
- After-tax return on Common and
   Class B stockholders' equity                                  36.9%           43.0%                 35.0%          33.2%

Automotive net cash at June 30
 (in millions)
- Cash and marketable securities                            $  23,959       $  22,276             $  23,959      $  22,276
- Debt                                                         11,406           8,220                11,406          8,220
                                                            ---------       ---------             ---------      ---------
   Automotive net cash                                      $  12,553       $  14,056             $  12,553      $  14,056
                                                            =========       =========             =========      =========

After-tax return on sales
- North American Automotive                                       7.7%            7.3%                  7.1%           6.2%
- Total Automotive                                                5.4%            6.6%                  5.3%           5.5%

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                                    1,211           1,212                 1,211          1,211
- Number outstanding at June 30                                 1,210           1,212                 1,210          1,212

Common Stock price (per share)
(adjusted to reflect The Associates
 spin-off)
- High                                                      $  67-7/8       $  59-1/8             $  67-7/8      $  59-1/8
- Low                                                          52-5/8        41-11/64                52-5/8       28-15/32

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income assuming dilution
- Automotive                                                $    1.56       $    1.65             $    2.89      $    2.65
- Financial Services (excl. The Associates)                      0.33            0.26                  0.59           0.49
                                                            ---------       ---------             ---------      ---------
   Subtotal                                                      1.89            1.91                  3.48           3.14
- The Associates                                                    -               -                     -           0.14
- Premium on Series B Preferred Stock repurchase                    -               -                     -          (0.07)
- Gain on spin-off of The Associates                                -               -                     -          12.90
                                                            ---------       ---------             ---------      ---------
    Total                                                   $    1.89       $    1.91             $    3.48      $   16.11
                                                            =========       =========             =========      =========
Cash dividends                                              $    0.46       $    0.42             $    0.92      $    0.84

                       Ford Motor Company and Subsidiaries

                               VEHICLE UNIT SALES

                  For the Periods Ended June 30, 1999 and 1998
                                 (in thousands)



                                                      Second Quarter                           First Half
                                                 ------------------------              --------------------------
                                                  1999            1998                   1999              1998
                                                 --------        --------              --------          --------
                                                        (unaudited)                            (unaudited)
NORTH AMERICA
United States
 Cars                                              448             367                   852               758
 Trucks                                            679             662                 1,419             1,226
                                                 -----           -----                 -----             -----
  Total United States                            1,127           1,029                 2,271             1,984

Canada                                              80              68                   137               142
Mexico                                              30              27                    49                55
                                                 -----           -----                 -----             -----

  Total North America                            1,237           1,124                 2,457             2,181

EUROPE
Britain                                            136             149                   262               291
Germany                                            111             117                   201               223
Italy                                               61              48                   111               118
Spain                                               54              45                    97                82
France                                              53              42                    91                82
Other countries                                    154             103                   253               211
                                                 -----           -----                 -----             -----

  Total Europe                                     569             504                 1,015             1,007

OTHER INTERNATIONAL
Brazil                                              34              52                    56                94
Australia                                           33              34                    64                64
Taiwan                                              15              19                    32                48
Argentina                                           14              29                    29                59
Japan                                                9               6                    16                14
Other countries                                     17              25                    34                54
                                                 -----           -----                 -----             -----

  Total other international                        122             165                   231               333
                                                 -----           -----                 -----             -----

TOTAL WORLDWIDE VEHICLE UNIT SALES               1,928           1,793                 3,703             3,521
                                                 =====           =====                 =====             =====



Vehicle unit sales generally are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.

Prior period restated to correct reported unit sales.

                         Part I. Financial Information

Item 1.  Financial Statements

                      Ford Motor Company and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                  For the Periods Ended June 30, 1999 and 1998
                                 (in millions)



                                                                       Second Quarter                  First Half
                                                                --------------------------      --------------------------
                                                                   1999            1998             1999           1998
                                                                ----------     -----------      -----------     ----------
                                                                      (unaudited)                     (unaudited)
AUTOMOTIVE
SALES                                                           $ 35,921        $ 31,309        $ 67,854        $ 60,385

COSTS AND EXPENSES (Note 2)
Costs of sales                                                    30,526          26,156          58,141          51,510
Selling, administrative and other expenses                         2,497           2,231           4,428           4,147
                                                                --------        --------        --------        --------
  Total costs and expenses                                        33,023          28,387          62,569          55,657

OPERATING INCOME                                                   2,898           2,922           5,285           4,728

Interest income                                                      348             318             688             640
Interest expense                                                     346             208             639             407
                                                                --------        --------        --------        --------
  Net interest income                                                  2             110              49             233
Equity in net income/(loss) of affiliated companies                    0              18              50               8
Net expense from transactions with
 Financial Services                                                  (17)            (39)            (45)            (87)
                                                                --------        --------        --------        --------

INCOME/(LOSS) BEFORE INCOME TAXES - AUTOMOTIVE                     2,883           3,011           5,339           4,882

FINANCIAL SERVICES
REVENUES                                                           6,361           5,980          12,313          13,488

COSTS AND EXPENSES
Interest expense                                                   1,825           1,825           3,713           4,195
Depreciation                                                       2,391           2,158           4,548           4,195
Operating and other expenses                                       1,101           1,086           2,098           2,669
Provision for credit and insurance losses                            372             360             763           1,068
                                                                --------        --------        --------        --------
  Total costs and expenses                                         5,689           5,429          11,122          12,127
Net revenue from transactions with Automotive                         17              39              45              87
Gain on spin-off of The Associates (Note 6)                           --              --              --          15,955
                                                                --------        --------        --------        --------

INCOME BEFORE INCOME TAXES - FINANCIAL SERVICES                      689             590           1,236          17,403
                                                                --------        --------        --------        --------

TOTAL COMPANY
INCOME BEFORE INCOME TAXES                                         3,572           3,601           6,575          22,285
Provision for income taxes                                         1,198           1,192           2,203           2,164
                                                                --------        --------        --------        --------
INCOME BEFORE MINORITY INTERESTS                                   2,374           2,409           4,372          20,121
Minority interests in net income of subsidiaries                      36              28              55              94
                                                                --------        --------        --------        --------
NET INCOME                                                      $  2,338        $  2,381        $  4,317        $ 20,027
                                                                ========        ========        ========        ========
Income attributable to Common and Class B Stock
 after preferred stock dividends                                $  2,334        $  2,377        $  4,310        $ 19,928

Average number of shares of Common and Class B
 Stock outstanding                                                 1,211           1,212           1,211           1,211

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

BASIC INCOME (Note 7)                                           $   1.93        $   1.96        $   3.57        $  16.47

DILUTED INCOME (Note 7)                                         $   1.89        $   1.91        $   3.48        $  16.11

CASH DIVIDENDS                                                  $   0.46        $   0.42        $   0.92        $   0.84


The accompanying notes are part of the financial statements.

Prior period costs of sales and selling, administrative and other expenses were reclassified.

                       Ford Motor Company and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                                  (in millions)


                                                                                             June 30,         December 31,
                                                                                               1999               1998
                                                                                           --------------    ---------------
                                                                                            (unaudited)
ASSETS
AUTOMOTIVE
Cash and cash equivalents                                                                   $  4,392          $  3,685
Marketable securities                                                                         19,567            20,120
                                                                                            --------          --------
   Total cash and marketable securities                                                       23,959            23,805

Receivables                                                                                    3,713             2,604
Inventories (Note 8)                                                                           6,347             5,656
Deferred income taxes                                                                          3,342             3,239
Other current assets                                                                           3,952             3,405
Current receivable from Financial Services                                                       581                 0
                                                                                            --------          --------
   Total current assets                                                                       41,894            38,709

Equity in net assets of affiliated companies (Notes 4 & 5)                                     4,680             2,401
Net property                                                                                  39,775            37,320
Deferred income taxes                                                                          3,355             3,175
Other assets                                                                                  10,348             7,139
                                                                                            --------          --------
   Total Automotive assets                                                                   100,052            88,744

FINANCIAL SERVICES
Cash and cash equivalents                                                                      1,227             1,151
Investments in securities                                                                        915               968
Net receivables and lease investments                                                        141,665           132,567
Other assets                                                                                  16,694            13,227
Receivable from Automotive                                                                       752               888
                                                                                            --------          --------
   Total Financial Services assets                                                           161,253           148,801
                                                                                            --------          --------

   TOTAL ASSETS                                                                             $261,305          $237,545
                                                                                            ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
AUTOMOTIVE
Trade payables                                                                              $ 13,286          $ 13,368
Other payables                                                                                 3,979             2,755
Accrued liabilities                                                                           19,419            16,925
Income taxes payable                                                                           2,641             1,404
Debt payable within one year                                                                   1,348             1,121
Current payable to Financial Services                                                            141                70
                                                                                            --------          --------
   Total current liabilities                                                                  40,814            35,643

Long-term debt                                                                                10,058             8,713
Other liabilities                                                                             32,973            30,133
Deferred income taxes                                                                            981               751
Payable to Financial Services                                                                    611               818
                                                                                            --------          --------
   Total Automotive liabilities                                                               85,437            76,058

FINANCIAL SERVICES
Payables                                                                                       4,158             3,555
Debt                                                                                         132,226           122,324
Deferred income taxes                                                                          5,653             5,488
Other liabilities and deferred income                                                          6,332             6,034
Payable to Automotive                                                                            581                 0
                                                                                            --------          --------
   Total Financial Services liabilities                                                      148,950           137,401

Company-obligated mandatorily redeemable preferred securities of a subsidiary
 trust holding solely junior subordinated debentures of the Company (Note 9)                     676               677

STOCKHOLDERS' EQUITY
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate liquidation preference
  of $177 million)                                                                                 *                 *
 Common Stock, par value $1.00 per share (1,151 million shares issued)                         1,151             1,151
 Class B Stock, par value $1.00 per share (71 million shares issued)                              71                71
Capital in excess of par value of stock                                                        5,036             5,283
Accumulated other comprehensive income                                                        (2,173)           (1,670)
ESOP loan and treasury stock                                                                    (697)           (1,085)
Earnings retained for use in business                                                         22,854            19,659
                                                                                            --------          --------
   Total stockholders' equity                                                                 26,242            23,409
                                                                                            --------          --------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $261,305          $237,545
                                                                                            ========          ========

- - - -
*Less than $1 million

The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                  For the Periods Ended June 30, 1999 and 1998
                                  (in millions)


                                                                            First Half 1999                First Half 1998
                                                                       ---------------------------    --------------------------
                                                                                        Financial                     Financial
                                                                        Automotive      Services       Automotive     Services
                                                                       -------------   -----------    -------------  -----------
                                                                              (unaudited)                    (unaudited)

CASH AND CASH EQUIVALENTS AT JANUARY 1                                  $ 3,685        $  1,151        $ 6,316       $  1,618

Cash flows from operating activities before securities trading            9,798           4,074          9,989          8,148
Net sales/(purchases) of trading securities                                 762             (86)        (2,936)           (43)
                                                                        -------        --------        -------       --------
   Net cash flows from operating activities                              10,560           3,988          7,053          8,105

Cash flows from investing activities
 Capital expenditures                                                    (3,093)           (284)        (3,760)          (251)
 Purchase of leased assets                                                    -               -           (110)             -
 Acquisitions of receivables and lease investments                            -         (39,237)             -        (45,322)
 Collections of receivables and lease investments                             -          25,292              -         29,787
 Net acquisitions of daily rental vehicles                                    -          (1,901)             -         (1,855)
 Purchases of securities                                                   (878)           (533)          (341)        (1,416)
 Sales and maturities of securities                                         669             609            410            988
 Proceeds from sales of receivables and lease investments                     -           5,005              -          5,448
 Net investing activity with Financial Services                            (100)              -            786              -
 Cash paid for acquisitions (Notes 3-5)                                  (6,342)              -              -              -
 Other                                                                      (92)             (6)           (89)          (629)
                                                                        -------        --------        -------       --------
   Net cash used in investing activities                                 (9,836)        (11,055)        (3,104)       (13,250)

Cash flows from financing activities
 Cash dividends                                                          (1,122)             (2)        (4,274)            (3)
 Issuance/(Purchases) of Common Stock                                      (246)              -            210              -
 Preferred stock - Series B repurchase, Series A redemption                   -               -           (420)             -
 Changes in short-term debt                                                  84           6,263            180          3,871
 Proceeds from issuance of other debt                                     1,653          13,874            337         14,820
 Principal payments on other debt                                          (160)        (13,596)        (1,182)       (11,507)
 Net financing activity with Automotive                                       -             100              -           (786)
 Spin-off of The Associates cash                                              -               -              -           (508)
 Other                                                                      544             (26)          (658)          (169)
                                                                        -------        --------        -------       --------
   Net cash (used in)/provided by financing activities                      753           6,613         (5,807)         5,718

Effect of exchange rate changes on cash                                     (53)           (187)           (26)            64
Net transactions with Automotive/Financial Services                        (717)            717            458           (458)
                                                                        -------        --------        -------       --------

   Net increase/(decrease) in cash and cash equivalents                     707              76         (1,426)           179
                                                                        --------       --------        -------       --------

CASH AND CASH EQUIVALENTS AT JUNE 30                                    $ 4,392        $  1,227        $ 4,890       $  1,797
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

2. Selected Automotive costs and expenses are summarized as follows (in millions):

                                             Second Quarter                       First Half
                                          ---------------------              ---------------------
                                            1999        1998                   1999        1998
                                          ---------    --------              ---------    --------
     Depreciation                          $802         $679                 $1,548       $1,359
     Amortization                           590          620                  1,162        1,338


     Acquisition of AB Volvo's worldwide passenger car business ("Volvo Car") - Second quarter 1999 financial results include a one-time profit reduction of $146 million, or $0.11 per share of diluted Common and Class B Stock, related to the acquisition of Volvo Car. Under U.S. accounting rules, we were required to write-up inventory acquired to fair value, resulting in a one-time increase to cost of sales.

     Dissolution of AutoEuropa Joint Venture - Effective January 1, 1999, our joint venture for the production of minivans with Volkswagen AG in Portugal (AutoEuropa) was dissolved resulting in a $255 million pre-tax gain ($165 million after-tax) in the first quarter of 1999.

3. Purchase of AB Volvo's Worldwide Passenger Car Business - On March 31, 1999, we purchased Volvo Car for approximately $6.45 billion. The acquisition price consisted of a cash payment of approximately $2 billion on March 31, 1999, a deferred payment obligation to AB Volvo of approximately $1.6 billion due March 31, 2001, and Volvo Car automotive net indebtedness of approximately $2.9 billion. Most automotive indebtedness was repaid on April 12, 1999. The purchase price payment and automotive debt repayments were funded from our cash reserves.

     The acquisition has been accounted for as a purchase. The assets purchased, liabilities assumed and the results of operations, since the date of acquisition, are included in our financial statements on a consolidated basis.

     The purchase price for Volvo Car has been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired is approximately $2.5 billion and is being amortized on a straight-line basis over 40 years. The purchase price allocation included a write-up of inventory to fair value; the sale of this inventory in the second quarter of 1999 resulted in a one-time increase in cost of sales of $146 million after-tax.

     Assuming the acquisition had taken place on January 1, 1999 and 1998, unaudited pro forma revenue for Ford (Automotive and Financial Services) would have been approximately $83.5 billion and $80.1 billion for each of the six month periods ended June 30, respectively. Excluding the unfavorable inventory profit effect in the second quarter of 1999, pro forma effects on net income and earnings per share would not have been material.

4. Purchase of Kwik-Fit Holdings plc - As of June 30, 1999, we acquired approximately 96% of the outstanding stock of Kwik-Fit Holdings plc ("Kwik-Fit"). Kwik-Fit is Europe's largest independent vehicle maintenance and light repair chain, with over 1,600 service centers in the United Kingdom, Ireland and continental Europe. Our offer price is(pound)5.60 (approximately the equivalent of $9.05) per share, or an aggregate of(pound)1,013 million including acquisition-related costs (approximately the equivalent of $1.6 billion). The payments through June 30, 1999 amounted to approximately(pound)966 million which was a combination of a cash payment of (pound)862 million and a payable to certain shareholders of(pound)104 million. We expect to purchase the remaining Kwik-Fit shares by the end of July 1999. The purchase has been funded from our cash reserves.

     The acquisition will be accounted for as a purchase. The assets purchased, liabilities assumed and the results of operations of Kwik-Fit will be included in our financial statements on a consolidated basis beginning in the third quarter of 1999. Our investment in Kwik-Fit at June 30, 1999, is included in Equity in Net Assets of Affiliated Companies on our financial statements.

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS

                                   (unaudited)

5. Purchase of Plastic Omnium - On June 30, 1999, we purchased (through Visteon) Plastic Omnium's automotive interior business for approximately $500 million. The automotive interior business of Plastic Omnium has 14 facilities in four countries in Europe: France, Spain, Italy and the UK. The purchase was funded from our cash reserves.

     The acquisition will be accounted for as a purchase. The assets purchased, liabilities assumed and the results of operations of Plastic Omnium will be included in our financial statements on a consolidated basis beginning in the third quarter of 1999. Our investment in Plastic Omnium at June 30, 1999 is included in Equity in Net Assets of Affiliated Companies on our financial statements.

6. Spin-off of The Associates - On March 2, 1998, the Board of Directors of the Company approved the spin-off of The Associates by declaring a dividend on Ford's outstanding shares of Common and Class B Stock consisting of Ford's 80.7% interest (279.5 million shares) in The Associates. The Board of Directors also declared a dividend in cash on shares of Company stock held in U.S. employee savings plans equal to the market value of The Associates stock to be distributed per share of the Company's Common and Class B Stock. Both the spin-off dividend and the cash dividend were paid on April 7, 1998 to stockholders of record on March 12, 1998.

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

     As a result of the spin-off of The Associates, Ford realized a gain of $15,955 million based on the fair value of The Associates as of the record date, March 12, 1998, in the first quarter of 1998. Ford received a ruling from the U.S. Internal Revenue Service that the distribution qualified as a tax-free transaction for U.S. federal income tax purposes.

     The Company's results in the first quarter of 1998 include Ford's share of The Associates earnings through the record date, March 12 ($177 million, or $0.14 a share).

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS

                                   (unaudited)

7. Income Per Share of Common and Class B Stock - Basic income per share of Common and Class B Stock is calculated by dividing the income attributable to Common and Class B Stock by the average number of shares of Common and Class B Stock outstanding during the applicable period, adjusted for shares issuable under employee savings and compensation plans.

     The Company had Series A Preferred Stock convertible to Common Stock until January 9, 1998. Other obligations, such as stock options, are considered to be dilutive potential common stock. The calculation of diluted income per share of Common and Class B Stock takes into account the effect of dilutive potential common stock.

     Income per share of Common and Class B Stock was as follows (in millions, except per share amounts):


                                                         Second Quarter 1999        Second Quarter 1998
                                                       -----------------------    -----------------------
                                                         Income      Shares         Income       Shares
                                                       ----------  ----------     ----------   ----------
     Net income                                         $2,338       1,211        $ 2,381       1,212
     Preferred stock dividend requirements                  (4)          -             (4)          -
     Issuable and uncommitted ESOP shares                    -          (3)             -          (2)
                                                        ------       -----        -------       -----
     Basic income and shares                            $2,334       1,208        $ 2,377       1,210

     Basic income per share                             $ 1.93                    $  1.96


     Basic income and shares                            $2,334       1,208        $ 2,377       1,210
     Net dilutive effect of options                          -          29              -          33
     Convertible preferred stock and other                   -           -              -           -
                                                        ------       -----        -------       -----
     Diluted income and shares                          $2,334       1,237        $ 2,377       1,243

     Diluted income per share                           $ 1.89                    $  1.91



                                                           First Half 1999            First Half 1998
                                                       -----------------------    -----------------------
                                                         Income      Shares         Income       Shares
                                                       ----------  ----------     ----------   ----------
     Net income                                         $4,317       1,211        $20,027       1,211
     Preferred stock dividend requirements                  (7)          -            (99)          -
     Issuable and uncommitted ESOP shares                    -          (4)             -          (1)
                                                        ------       -----        -------       -----
     Basic income and shares                            $4,310       1,207        $19,928       1,210

     Basic income per share                             $ 3.57                    $ 16.47


     Basic income and shares                            $4,310       1,207        $19,928       1,210
     Net dilutive effect of options                          -          30              -          26
     Convertible preferred stock and other                   -           -              -           1
                                                        ------       -----        -------       -----
     Diluted income and shares                          $4,310       1,237        $19,928       1,237

     Diluted income per share                           $ 3.48                    $ 16.11




8. Automotive Inventories are summarized as follows (in millions):

                                                                         June 30,          December 31,
                                                                           1999                1998
                                                                        -----------        ------------
     Raw materials, work in process and supplies                           $2,642              $2,887
     Finished products                                                      3,705               2,769
                                                                           ------              ------
        Total inventories                                                  $6,347              $5,656
                                                                           ======              ======

     U.S. inventories                                                      $2,176              $1,832


9. Company-Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust - The sole asset of Ford Motor Company Capital Trust I (the "Trust"), which is the obligor on the Preferred Securities of such Trust, is $632 million principal amount of 9% Junior Subordinated Debentures due 2025 of Ford Motor Company.

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS

                                   (unaudited)

10. Comprehensive Income - Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains and losses on investments in equity securities. Total comprehensive income is summarized as follows (in millions):

                                                   Second Quarter                     First Half
                                               -----------------------           ----------------------
                                                 1999          1998                1999          1998
                                               ---------     ---------           ---------     --------
     Net income                                $2,338        $2,381              $4,317        $20,027
     Other comprehensive income                  (353)          (80)               (503)          (268)
                                               ------        ------              ------        -------
       Total comprehensive income              $1,985        $2,301              $3,814        $19,759
                                               ======        ======              ======        =======


11.  Segment Information - Ford has identified four primary operating segments:
     Automotive, Visteon, Ford Credit and Hertz. Segment selection was based upon internal organizational structure, the way in which these operations are managed and their performance evaluated by management and our Board of Directors, the availability of separate financial results and materiality considerations. Segment detail is summarized as follows (in millions):


                           Automotive Sector      Financial Services Sector
                           -----------------      --------------------------                     Total       Total
 Second Quarter             Auto-                 Ford                 Other       Elims/        Auto       Fin Svcs
                            motive  Visteon       Credit     Hertz    Fin Svcs     Other         Sector      Sector
                            ------  -------       ------     -----    --------     -----         ------      -------
1999
Revenues
   External customer       $35,545   $   449     $  4,928   $ 1,162   $   280     $    (82)     $ 35,921    $  6,361
   Intersegment              1,517     4,614           91         8        22       (6,252)            0           0
                           -------   -------     --------   -------   -------     --------      --------    --------
     Total Revenues        $37,062   $ 5,063     $  5,019   $ 1,170   $   302     $ (6,334)     $ 35,921    $  6,361
                           =======   =======     ========   =======   =======     ========      ========    ========
Net income                 $ 1,649   $   282     $    335   $    88   $     3     $    (19)     $  1,931    $    407

1998
Revenues
   External customer       $31,042   $   362     $  4,786   $ 1,045   $   145     $    (91)     $ 31,309    $  5,980
   Intersegment              1,256     4,363           65         7       (27)      (5,664)            0           0
                           -------   -------     --------   -------   -------     --------      --------    --------
     Total Revenues        $32,298   $ 4,725     $  4,851   $ 1,052   $   118     $ (5,755)     $ 31,309    $  5,980
                           =======   =======     ========   =======   =======     ========      ========    ========
Net income                 $ 1,810   $   241     $    300   $    75   $   (31)    $    (14)     $  2,051    $    330

                           Automotive Sector      Financial Services Sector
                           -----------------      -------------------------                      Total       Total
 First Half                 Auto-                  Ford                Other        Elims/        Auto      Fin Svcs
                            motive  Visteon       Credit     Hertz    Fin Svcs      Other        Sector      Sector
                            ------  --------      ------     -----    --------      -----        ------      ------
1999
Revenues
   External customer       $67,142   $   866     $  9,791   $ 2,189   $   336     $   (157)     $ 67,854    $ 12,313
   Intersegment              2,705     8,969          148        16        93      (11,931)            0           0
                           -------   -------     --------   -------   -------     --------      --------    --------
     Total Revenues        $69,847   $ 9,835     $  9,939   $ 2,205   $   429     $(12,088)     $ 67,854    $ 12,313
                           =======   =======     ========   =======   =======     ========      ========    ========
Net income                 $ 3,092   $   490     $    635   $   137   $    (9)    $    (28)     $  3,582    $    735
Total assets               $94,829   $11,208     $147,996   $10,123   $10,607     $(13,458)     $100,052    $161,253

1998
Revenues
   External customer       $59,908   $  669      $  9,278   $ 1,938   $ 2,262     $   (182)      $ 60,385   $ 13,488
   Intersegment              2,487    8,434           132        15       104      (11,172)             0          0
                           -------   ------      --------   -------   -------     --------       --------   --------
     Total Revenues        $62,395   $9,103      $  9,410   $ 1,953   $ 2,366     $(11,354)      $ 60,385   $ 13,488
                           =======   ======      ========   =======   =======     ========       ========   ========
Net income                 $ 2,856   $  430      $    578   $   110   $16,116 a/  $    (63)      $  3,286   $ 16,741
Total assets               $81,994   $9,080      $128,219   $ 8,741   $ 7,619     $ (7,382)      $ 86,921   $141,350
- - - - -

 a/ Includes $15,955 non-cash gain (not taxed) on spin-off of The Associates in the first quarter of 1998 (Note 6).

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

 [PricewaterhouseCoopers LLP letterhead]



                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Ford Motor Company


We have reviewed the consolidated balance sheet of Ford Motor Company and Subsidiaries as of June 30, 1999 and the related consolidated statement of income for each of the three-month and six-month periods ended June 30, 1999, and condensed consolidated statement of cash flows for the six-month period ended June 30, 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet at December 31, 1998 and the related consolidated statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated January 21, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ PricewaterhouseCoopers LLP

July 13, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         Unless otherwise indicated, our second quarter 1999 results and financial condition discussed below include the second quarter 1999 results and financial condition of AB Volvo's worldwide passenger car business ("Volvo Car"), which we purchased on March 31, 1999.

         Our worldwide net income was $2,338 million in the second quarter of 1999, or $1.89 per diluted share of Common and Class B Stock. These earnings include a one-time profit reduction of $146 million, or $0.11 per diluted share of Common and Class B Stock, related to the acquisition of Volvo Car. We were required to write-up Volvo Car's inventory, resulting in a one-time increase in cost of sales. Excluding the one-time profit reduction of $146 million, our second quarter 1999 operating earnings would have been $2,484 million, or $2.00 per diluted share of Common and Class B Stock. In the second quarter of 1998, earnings were $2,381 million, or $1.91 per diluted share. Our worldwide sales and revenues were $42.3 billion in the second quarter of 1999, up $5 billion from a year ago. This includes Volvo Car revenues of $3.4 billion for the second quarter of 1999. Vehicle unit sales of cars and trucks were 1,928,000, up 135,000 units. Stockholders' equity was $26.2 billion at June 30, 1999, up $2.8 billion from December 31, 1998.

SECOND QUARTER RESULTS OF OPERATIONS

         Results of our operations by major business sector for the second quarter of 1999 and 1998 are shown below (in millions).

                                                                         Second Quarter
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            1999
                                                                                           O/(U)
                                                                 1999         1998          1998
                                                              ------------ ------------  -----------
                  Automotive Sector                             $1,931       $2,051        $(120)
                  Financial Services Sector                        407          330           77
                                                                ------       ------         ----

                  Total Company                                 $2,338       $2,381        $ (43)
                                                                ======       ======        =====


Automotive Sector

           Worldwide earnings for our Automotive sector were $1,931 million in the second quarter of 1999 on sales of $35.9 billion. On an operating basis, a measure that excludes the inventory-related profit reduction for Volvo Car, our second quarter earnings would have been $2,077 million. Earnings in the second quarter of 1998 were $2,051 million on sales of $31.3 billion. Adjusted for constant volume and mix, total automotive costs were down $300 million compared with the second quarter of 1998.

           Details of second quarter Automotive sector earnings are shown below (in millions).

                                                                         Second Quarter
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            1999
                                                                                            O/(U)
                                                                  1999         1998         1998
                                                              ------------ ------------  -----------
                  North American Automotive                     $1,969       $1,655        $ 314

                  Automotive Outside North America
                  - Europe                                          89          310         (221)
                  - South America                                 (120)          14         (134)
                  - Other                                           (7)          72          (79)
                                                                -------      ------         ----
                   Total Automotive Outside
                    North America                                  (38)         396         (434)
                                                                ------       ------        -----

                     Total Automotive Sector                    $1,931       $2,051        $(120)
                                                                ======       ======        =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Automotive sector earnings in North America were $1,969 million in the second quarter of 1999 on sales of $25.8 billion. In the second quarter of 1998, earnings were $1,655 million on sales of $22.7 billion. The increase in earnings reflects primarily increased volume and lower material cost. The after-tax return on sales for our North American Automotive sector was 7.7% in the second quarter of 1999, up 4/10 of a percentage point from a year ago.

         In the second quarter of 1999, 4.7 million new cars and trucks were sold in the United States, up 200,000 units from a year ago. Our share of those unit sales was 24.7% in the second quarter of 1999, up 7/10 of a percentage point from a year ago.

         Our Automotive sector earnings in Europe were $89 million in the second quarter of 1999. Excluding the inventory-related profit reduction for Volvo Car of $125 million, our operating earnings would have been $214 million, down $96 million from a year ago. The deterioration reflects primarily lower sales volume and unfavorable mix for Ford-branded vehicles. Even with the addition of Volvo Car, it will be a challenge to achieve our 1999 milestone to grow operating earnings.

         In the second quarter of 1999, 4.4 million new cars and trucks were sold in Europe, up 300,000 units from a year ago. Our share of those unit sales was 11.5% in the second quarter of 1999, up 1.1 percentage points from a year ago. Our market share increased because of the addition of Volvo Car sales.

         Our Automotive sector in South America had losses of $120 million in the second quarter of 1999, compared with earnings of $14 million a year ago. The decline was the result of lower volumes, exchange impact of the Real devaluation and higher interest costs.

         In the second quarter of 1999, 336,000 new cars and trucks were sold in Brazil, compared with 421,000 a year ago. Our share of those unit sales was 10.5% in the second quarter of 1999, down 3.3 percentage points from a year ago. The decline in market share reflects primarily shortages of dealer stocks because of an earlier carrier strike and increased competition from new and existing manufacturers who are aggressively competing for the lower base.

         Our Visteon operations, included in our Automotive sector, earned $282 million on revenues of $5,063 million in the second quarter of 1999, compared with earnings of $241 million on revenues of $4,725 million in the second quarter of 1998. This earnings increase reflects primarily improved volume and mix and lower material costs, partially offset by price reductions to customers. Visteon's after-tax return on sales in the second quarter of 1999 was 5.7%, up 6/10 of a percentage point from a year ago.

Financial Services Sector

         Earnings of our Financial Services sector consist primarily of two segments, Ford Credit and Hertz. Details of second quarter Financial Services sector earnings are shown below (in millions).


                                                                  Second Quarter
                                                                Net Income/(Loss)
                                                       -------------------------------------
                                                                                     1999
                                                                                    O/(U)
                                                          1999          1998         1998
                                                       ----------   -----------  -----------
                  Ford Credit                             $335         $300         $35
                  Hertz                                     88           75          13
                  Minority interests, Eliminations,
                   and Other                               (16)         (45)         29
                                                          ----         ----         ---

                     Total Financial Services Sector      $407         $330         $77
                                                          ====         ====         ===

                  Memo: Ford's share of earnings in
                  Hertz                                   $ 71         $ 60         $11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Ford Credit's consolidated net income in the second quarter of 1999 was $335 million, up $35 million or 12% from a year ago. The increase in earnings reflects primarily higher financing volumes, improved credit loss performance and lower effective tax rates, offset partially by lower net financing margins.

         Earnings at Hertz in the second quarter of 1999 were $88 million (of which $71 million was Ford's share), compared with earnings of $75 million (of which $60 million was Ford's share) a year ago.

FIRST HALF RESULTS OF OPERATIONS

         Results of our operations by major business sector for the first half of 1999 and 1998 are shown below (in millions).


                                                                           First Half
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            1999
                                                                                            O/(U)
                                                                 1999         1998          1998
                                                              ------------ ------------  -----------
                  Automotive Sector                             $3,582      $ 3,286      $    296
                  Financial Services Sector                        735          609           126
                                                                ------      -------      --------


                  Total Operations                              $4,317      $ 3,895      $    422

                  Gain on Spin-Off of The Associates                 -       15,955       (15,955)
                  The Associates (net of Minority Interest)          -          177*         (177)
                                                                ------      -------      --------

                  Total Company                                 $4,317      $20,027      $(15,710)
                                                                ======      =======      ========


                  - - - - -
                  * Through March 12, 1998

         Our worldwide earnings in the first half of 1999 were $4,317 million. First half 1998 operating earnings were $3,895 million, excluding all income and a one-time gain related to The Associates. Worldwide sales and revenues in the first half of 1999 were $80.2 billion, up $6.3 billion from a year ago. Vehicle unit sales of cars and trucks were 3,703,000, up 182,000 units.

Automotive Sector

         Worldwide earnings for our Automotive sector were $3,582 million in the first half of 1999 on sales of $67.9 billion. Earnings in the first half of 1998 were $3,286 million on sales of $60.4 billion. The earnings improvement reflects primarily higher North America profits, offset partially by lower earnings in all other regions.

           Automotive sector earnings in the first half of 1999 and 1998 are shown below (in millions).

                                                                  First Half
                                                               Net Income/(Loss)
                                                    ----------------------------------------
                                                                                   1999
                                                                                   O/(U)
                                                       1999          1998          1998
                                                    ------------  ------------  ------------
                  North American Automotive           $3,557        $2,665         $892

                  Automotive Outside North America
                  - Europe                               254           540         (286)
                  - South America                       (285)          (31)        (254)
                  - Other                                 56           112          (56)
                                                      ------        ------         ----
                   Total Automotive Outside
                    North America                         25           621         (596)
                                                      ------        ------         ----

                     Total Automotive Sector          $3,582        $3,286         $296
                                                      ======        ======         ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Automotive sector earnings in North America were $3,557 million in the first half of 1999, up $892 million from the first half of 1998. The increase reflects primarily increased volume and lower material cost. The North American Automotive after-tax return on sales was 7.1% in the first half of 1999, up 9/10 of a percentage point from a year ago.

        In the first half of 1999, 8.8 million new cars and trucks were sold in the United States, up 600,000 units from a year ago. Our share of those unit sales was 24.7% in the first half of 1999, up 7/10 of a percentage point from a year ago.

         Automotive sector earnings in Europe in the first half of 1999 were $254 million, down $286 million from the first half a year ago. The deterioration is explained by lower sales volume, a less favorable mix for Ford-branded vehicles and a $125 million one-time inventory-related profit reduction for Volvo Car, partially offset by a $165 million gain from the sale of our interest in AutoEuropa to Volkswagen AG in the first quarter of 1999.

         In the first half of 1999, 9 million new cars and trucks were sold in Europe, up 600,000 units from a year ago. Our share of those unit sales was 10.7% in the first half of 1999, down 2/10 of a percentage point from a year ago. Our market share decrease reflects lower shares for Mondeo and Fiesta, partially offset by the addition of Volvo Car sales.

         Automotive sector losses in South America were $285 million in the first half of 1999, compared with losses of $31 million in the first half a year ago. In the first half of 1999, 612,000 new cars and trucks were sold in Brazil, compared with 805,000 a year ago. Our share of those unit sales was 9.7% in the first half of 1999, down 4 percentage points from a year ago.

         Visteon earned $490 million on revenues of $9,835 million in the first half of 1999, compared with $430 million on revenues of $9,103 million in the first half a year ago. The increase in earnings reflects primarily improved volume and mix and lower material costs, partially offset by price reductions to customers. The after-tax return on sales was 5% in the first half of 1999, up 3/10 of a percentage point from a year ago.

Financial Services Sector

         Higher earnings at Ford Credit and Hertz in the first half of 1999, compared with the first half of 1998, reflect primarily the same factors as those described in the discussion of second quarter results of operations. Financial Services sector earnings in the first half of 1999 and 1998 are shown below (in millions).

                                                                     First Half
                                                                 Net Income/(Loss)
                                                       ---------------------------------------
                                                                                     1999
                                                                                     O/(U)
                                                          1999         1998          1998
                                                       -----------  ------------  ------------
                  Ford Credit                             $635       $   578       $     57
                  Hertz                                    137           110             27
                  Minority interests, Eliminations,
                   and Other                               (37)          (79)            42
                                                          ----       -------       --------
                     Financial Services (excluding
                       The Associates)                     735           609            126
                  The Associates                             -           177*          (177)
                  Gain on Spin-off of
                   The Associates                            -        15,955        (15,955)
                                                          ----       -------       --------

                     Total Financial Services Sector      $735       $16,741       $(16,006)
                                                          ====       =======       =========



                  - - - - -
                  * Through March 12, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

         At June 30, 1999, our Automotive sector had $24 billion of cash and marketable securities, up $154 million from December 31, 1998.

         Automotive capital expenditures, including the effect of adopting the accounting change for the capitalization of computer software (Statement of Position 98-1), totaled $3.1 billion in the first half of 1999, down $0.7 billion from in the first half of 1998.

         At June 30, 1999, our Automotive sector had total debt of $11.4 billion, compared with $9.8 billion at December 31, 1998. This amount was 30.3% of our total capitalization (that is, the sum of our stockholders' equity and Automotive debt) at the end of the second quarter of 1999, slightly above the percent of total debt to total capitalization at December 31, 1998.

         At July 1, 1999, Ford had long-term contractually committed global credit agreements under which $8.6 billion is available from various banks; 85% are available through June 30, 2004. The entire $8.6 billion may be used, at our option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. We also have the ability to transfer on a nonguaranteed basis $8.3 billion of such credit lines in varying portions to Ford Credit and FCE Bank plc (formerly known as Ford Credit Europe plc). In addition, at July 1, 1999, $468 million of contractually committed credit facilities were available to various Automotive sector affiliates outside the U.S. Approximately $330 million of these facilities were in use at July 1, 1999.

         On July 9, 1999, we committed to issue $1.8 billion of long-term debt securities in a global public offering, which is scheduled to close on July 16, 1999.

Financial Services Sector

         At June 30, 1999, our Financial Services sector had cash and cash equivalents totaling $1.2 billion, unchanged from December 31, 1998.

         Net receivables and lease investments were $142 billion at June 30, 1999, up $9.1 billion from December 31, 1998.

         Total debt was $132.2 billion at June 30, 1999, up $9.9 billion from December 31, 1998.

         Outstanding commercial paper at June 30, 1999 totaled $52.6 billion at Ford Credit, and $2.3 billion at Hertz, with an average remaining maturity of 22 days and 24 days, respectively.

         At July 1, 1999, our Financial Services sector had a total of $26.8 billion of contractually committed support facilities (excluding the $8.3 billion available under Ford's global credit agreements). Of these facilities, $22.6 billion are contractually committed global credit agreements under which $18.2 billion and $4.4 billion are available to Ford Credit and FCE Bank plc, respectively, from various banks; 53% and 71%, respectively of such facilities are available through June 30, 2004. The entire $18.2 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.4 billion may be used, at FCE Bank plc's option, by any subsidiary of FCE Bank plc. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or FCE Bank plc, as the case may be. At July 1, 1999, $100 million of the Ford Credit global facilities were in use and $360 million of the FCE Bank plc global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services sector support facilities at July 1, 1999 consisted of $2.1 billion of contractually committed support facilities available to Hertz in the U.S. and $2.1 billion of contractually committed support facilities available to various affiliates outside the U.S.; at July 1, 1999, approximately $1 billion of these facilities were in use. Furthermore, banks provide $1,450 million of liquidity facilities to support the asset-backed commercial paper program of a Ford Credit sponsored special purpose entity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         On July 9, 1999, Ford Credit committed to issue $6.8 billion of debt securities in a global public offering, which is scheduled to close on July 16, 1999.

VOLVO CAR

         On March 31, 1999, we purchased Volvo Car for approximately $6.45 billion. The acquisition price consisted of a cash payment of approximately $2 billion on March 31, 1999, a deferred payment obligation to AB Volvo of approximately $1.6 billion due March 31, 2001, and Volvo Car automotive net indebtedness of approximately $2.9 billion. Most automotive indebtedness was repaid on April 12, 1999. The purchase price payment and automotive debt repayments were funded from our cash reserves.

         The acquisition has been accounted for as a purchase. The assets purchased, liabilities assumed and the results of operations, since the date of acquisition, are included in our financial statements on a consolidated basis.

         The purchase price for Volvo Car has been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired is approximately $2.5 billion and is being amortized on a straight-line basis over 40 years. The purchase price allocation included a write-up of inventory to fair value; the sale of this inventory in the second quarter of 1999 resulted in a one-time increase in cost of sales of $146 million after-tax.

         Assuming the acquisition had taken place on January 1, 1999 and 1998, unaudited pro forma revenue for Ford (Automotive and Financial Services) would have been approximately $83.5 billion and $80.1 billion for each of the six month periods ended June 30, respectively. Excluding the unfavorable inventory profit effect in the second quarter of 1999, pro forma effects on net income and earnings per share would not have been material

KWIK-FIT

         As of June 30, 1999, we acquired approximately 96% of the outstanding stock of Kwik-Fit Holdings plc ("Kwik-Fit"). Kwik-Fit is Europe's largest independent vehicle maintenance and light repair chain, with over 1,600 service centers in the United Kingdom, Ireland and continental Europe. Our offer price is (pound)5.60 (approximately the equivalent of $9.05) per share, or an aggregate of (pound)1,013 million including acquisition-related costs (approximately the equivalent of $1.6 billion). The payments through June 30, 1999 amounted to approximately (pound)966 million which was a combination of a cash payment of (pound)862 million and a payable to certain shareholders of (pound)104 million. We expect to purchase the remaining Kwik-Fit shares by the end of July 1999. The purchase has been funded from our cash reserves.

         The acquisition will be accounted for as a purchase. The assets purchased, liabilities assumed and the results of operations of Kwik-Fit will be included in our financial statements on a consolidated basis beginning in the third quarter of 1999. Our investment in Kwik-Fit at June 30, 1999, is included in Equity in Net Assets of Affiliated Companies on our financial statements.

PLASTIC OMNIUM

         On June 30, 1999, we purchased (through Visteon) Plastic Omnium's automotive interior business for approximately $500 million. The automotive interior business of Plastic Omnium has 14 facilities in four countries in
Europe: France, Spain, Italy and the UK. The purchase was funded from our cash reserves.

         The acquisition will be accounted for as a purchase. The assets purchased, liabilities assumed and the results of operations of Plastic Omnium will be included in our financial statements on a consolidated basis beginning in the third quarter of 1999. Our investment in Plastic Omnium at June 30, 1999 is included in Equity in Net Assets of Affiliated Companies on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

YEAR 2000 DATE CONVERSION

General

         An issue affecting Ford and others is the inability of many computer systems and applications to process the year 2000 and beyond ("Y2K"). To address this problem, in 1996, we initiated a global Y2K program to manage our overall Y2K compliance effort. As part of this program, we established a global Central Program Office to coordinate our Y2K compliance efforts. We also established a Y2K Steering Committee comprised of senior executives to address compliance issues. Our Y2K program has been certified by the Information Technology Association of America as meeting its Y2K best practices standards.

         With the acquisition of Volvo Car, we assessed Volvo Car's Y2K compliance efforts. In general, Volvo Car is following sound compliance and program management processes. Volvo Car's Y2K compliance program is on target to achieve all of its 1999 objectives.

State of Readiness

         Set forth below is a timetable showing our internal target dates for compliance and the present status of compliance (at June 30, 1999) for each of the areas of our Y2K program. (These areas are described in detail on pages 42 and 43 of our 10-K Report.) We established these target dates well before December 31, 1999 to allow sufficient time to perform enterprise-wide testing and further validation of our Y2K compliance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)




                              YEAR 2000 PROGRAM TIMING
                             Status as of June 30, 1999


                           ---------------------------------------------------------------------
                                  1996         1997         1998         1999        2000
                           ---------------------------------------------------------------------
Business Computer Systems                     Plan:  100% compliant by 6/99
                                                    Status:  97% a/


Plant Floor Equipment                         Plan:  100% compliant by 6/99
                                                    Status:  99% b/

Production and
Critical Non-Production Suppliers             Plan:  100%  ready c/ by 6/99
                                                    Status:  90%

Vehicle Components                            Plan:  100% compliant by 6/99
                                                    Status:  100%

Affiliates                                    Plan:  100% ready c/  by 6/99
                                                    Status:  100%

PD Test Equipment                             Plan:  100% compliant by 6/99
                                                    Status:  92% d/

Critical End-User Computing                   Plan:  100% compliant by 6/99
                                                    Status:  97%

Technical Infrastructure                      Plan:  100% compliant by 6/99
                                                    Status:  95%

Dealers                                           Plan:  100% ready c/  by 9/99
                                                        Status:  97%

Physical Properties and
Infrastructure                                Plan:  100% compliant by 6/99
                                                    Status:  97%



--------------------
 (a/) 98% of critical business computer systems were compliant at June 30, 1999. (b/) 99% of critical plant floor equipment was compliant at June 30, 1999.
 (c/) "Ready" means having a comprehensive Y2K program in place and a plan that will achieve compliance before January 1, 2000.
 (d/) 87% of critical PD test equipment was compliant at June 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Y2K Costs

         Including Volvo, we estimate that we will spend about $400 million for our Y2K compliance efforts. We will incur this amount over about a three-year period that commenced mid-1997 and will end mid-2000. Y2K compliance costs incurred through June 30, 1999 are estimated at about $280 million. Our annual Y2K costs relating to information technology have represented and are expected in the future to represent about 10% of our total annual information technology budget.

Y2K Contingency Plans

         We have established a Y2K business resumption planning committee to evaluate business disruption scenarios, coordinate the establishment of Y2K contingency plans, and identify and implement preemptive strategies. Detailed contingency plans for critical business processes have been developed and will be validated by September 1999. Additionally, a Global Response Center was launched as an information clearinghouse for the most current Y2K status available as we approach year-end 1999.

NEW ACCOUNTING STANDARDS

New Standards

         Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction. We anticipate having each of these types of hedges, and we will comply with the requirements of SFAS 133 when we adopt it. Based on the May 1999 announcement by the Financial Accounting Standards Board to delay the implementation date by one year, we expect to adopt SFAS 133 beginning January 1, 2001. We have not yet determined the effect of adopting SFAS 133.

OTHER FINANCIAL INFORMATION

         PricewaterhouseCoopers LLP, our independent public accountants, performed a limited review of the financial data presented on pages 2 through 10 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. The financial data include any material adjustments or disclosures proposed by PricewaterhouseCoopers LLP as a result of their review.

                           Part II. Other Information


Item 1. Legal Proceedings

Product Liability Matters

         Bronco Rollover Jury Verdict. On July 12, 1999, a state court jury in Modesto, California returned a verdict against us stemming from a 1993 accident in which three family members were killed when their 1978 Bronco rolled over. The jury concluded that we were seventy-eight percent responsible for the deaths, and awarded the family $6 million in compensatory damages and $290 million in punitive damages. We believe this result is inconsistent with the evidence introduced at trial and will appeal the verdict.

Class Actions

         TFI Module. (Previously discussed in the third full paragraph on page 23 of the 10-K Report.) Trial in the California case began on May 11, 1999. We expect a verdict in September or October.

         Windstar Transmission. (Previously discussed in the third paragraph on page 16 of Ford's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "First Quarter 10-Q Report").) Plaintiffs amended their complaint to add residents of Canada as named plaintiffs. We are preparing a motion to dismiss.

         Lease Agreement Disclosure. (Previously discussed in the first full paragraph on page 25 of the 10-K Report and the second paragraph on page 16 of the First Quarter 10-Q Report) In addition to the ten of the twenty cases discussed in the 10-K Report and First Quarter 10-Q Report as having been dismissed in various state courts, Kansas, New York and Ohio state courts have recently dismissed purported class actions alleging that Ford Credit and Primus leasing contracts improperly failed to disclose acquisition and administrative fees that are included in the amount of customer's monthly lease payment.

         Head Gaskets. On April 29, 1999, a purported nationwide class action was filed in Maryland state court alleging premature head gasket failure, resulting in coolant leakage and engine failure, in 1992-1995 Taurus/Sables, 1992-1995 Continentals, and 1995 Windstars with 3.8 liter engines. Plaintiffs seek unspecified monetary relief and an injunction requiring the Company to recall all affected vehicles. We have removed the case to federal court, but Plaintiffs are likely to move to remand to state court, and such a motion is likely to be granted. Once the issue of federal court jurisdiction is resolved, we will file a motion to dismiss the complaint.

         Retail Lessee Insurance Coverage. On May 24, 1999, Michigan Mutual Insurance Company was served with a purported class action complaint in federal court in Florida alleging that the Ford Commercial, General Liability and Business Automobile Insurance Policy, and the Personal Auto Supplement to that policy, provides uninsured/underinsured motorist coverage and medical payment coverage to retail lessees of Ford vehicles (e.g., to Red Carpet lessees). The Company is required to defend and indemnify Michigan Mutual. The complaint rests on an untenable interpretation of the Michigan Mutual policy, which was intended to cover company cars and lease evaluation vehicles. Unfortunately, however, the Florida Court of Appeals in a prior action brought by a single individual, has accepted Plaintiffs' interpretation of the policy. The Florida court's opinion should not be controlling in federal court, but it does create a substantial impediment to the early resolution of this case. The policy language was recently amended to expressly exclude retail lessees, but this amendment probably will not affect the claims of retail lessees injured before the amendment's effective date. We are considering a motion to dismiss based on the policy language attached to the complaint.

         Seat Backs. Four purported statewide class actions have been filed in state courts in Maryland, Pennsylvania, New Jersey and New York against Ford, GM and DaimlerChrysler alleging that seat backs with single recliner mechanisms are defective. The identical suits allege that the vehicles at issue have seats that are unreasonably dangerous because they are unstable and susceptible to backward collapse in rear impact collisions. The purported class in each state consists of all persons who own a class vehicle (defined as various 1993-1998 model lines for each manufacturer) and specifically excludes all persons who have suffered personal injury as a result of the rearward collapse of a seat. For each of the eight counts alleged, Plaintiffs seek monetary damages of up to $5,000 on behalf of each class member. We plan to remove the case to federal court and to file motions to dismiss all of the claims.

Environmental Matters

         CCA Lawsuit (Previously discussed in the second paragraph on page 22 of the 10-K Report). CCA has informed us that it intends to withdraw its appeal.


Item 4.  Submission of Matters to a Vote of Security-Holders

         On May 13, 1999, the 1999 Annual Meeting of Stockholders of the Company was held. Following is a brief description of the matters voted upon at the meeting and a tabulation of the voting therefor:

         Proposal 1 Election of Directors. The following persons were elected directors of the Company based on the number of votes set forth opposite their respective names:

                                                                        Number of Votes
                                                   ----------------------------------------------------------
            Nominee                                       For                                    Not For
----------------------------------                 --------------------                       ---------------
Michael D. Dingman                                 1,711,618,512                              14,046,708
Edsel B. Ford II                                   1,713,799,944                              11,865,276
William C. Ford                                    1,711,968,811                              13,696,409
William C. Ford, Jr.                               1,713,735,475                              11,929,745
Irvine O. Hockaday, Jr.                            1,713,062,885                              12,602,335
Marie-Josee Kravis                                 1,712,775,482                              12,889,738
Ellen R. Marram                                    1,712,796,630                              12,868,590
Jacques A. Nasser                                  1,711,705,773                              13,959,447
Homer A. Neal                                      1,712,889,782                              12,775,438
Carl E. Reichardt                                  1,710,486,412                              15,178,808
John L. Thornton                                   1,709,564,006                              16,101,214


There were no broker non-votes with respect to the election of directors.

         Proposal 2 Ratification of Selection of Independent Public Accountants. A proposal to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants to audit the books of account and other corporate records of the Company for 1999 was adopted, with 1,714,445,462 votes cast for, 4,936,012 votes cast against, 6,283,746 votes abstained and no broker non-votes.

         Proposal 3 Relating to Political Non-partisanship. A proposal relating to the affirmation of the Company's Political Non-partisanship was rejected, with 1,498,135,126 votes cast against, 58,164,100 votes cast for, 50,435,353 votes abstained and 118,930,641 broker non-votes.

         Proposal 4 Relating to a Report on Global Warming. A proposal relating to a Company report on Global Warming was rejected, with 1,503,797,362 votes cast against, 35,907,203 votes cast for, 67,030,013 votes abstained and 118,930,641 broker non-votes.

         Proposal 5 Relating to a Proposed Set of Global Corporate Standards. A proposal relating to a review and, where applicable, amendment of the Company's global corporate standards was rejected, with 1,493,807,040 votes cast against, 41,814,773 votes cast for, 71,112,766 votes abstained and 118,930,641 broker non-votes.

         Proposal 6 Relating to a Proposed Study to Add Ford Employee(s) to the Board of Directors. A proposal relating to a proposed study to add Ford employee(s) to the Board of Directors was rejected, with 1,530,516,619 votes cast against, 53,221,003 votes cast for, 22,996,927 votes abstained and 118,930,641 broker non-votes.

         Proposal 7 Relating to Independent Directors on Key Board Committees. A proposal relating to independent directors on key board committees was rejected, with 1,300,759,370 votes cast against, 285,135,202 votes cast for, 20,840,007 votes abstained and 118,930,641 broker non-votes.


Item 5.  Other Information

Governmental Standards

         Mobile Source Emissions Control (Previously discussed in the second paragraph on page 13 of the 10-K Report). The federal Clean Air Act imposes limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines sold in the U.S. Most light duty vehicles must comply with these standards for 10 years or 100,000 miles, whichever first occurs. In May 1999, the U.S. Environmental Protection Agency ("EPA") proposed new vehicle emissions standards for model years 2004 and beyond. The proposed standards would require that light-duty trucks meet the same emissions standards as passenger cars no later than the 2009 model year. The complexity of the proposed standards may impair our ability to certify vehicles, and likely would hinder the use of diesel technology. EPA intends to issue final standards by the end of 1999. Depending on their form and content, the final standards may impact our ability to produce and offer a broad range of products with the characteristics and functionality that customers demand.

         Motor Vehicle Safety - Fastener Quality Act (Previously discussed in the second full paragraph on page 16 of the 10-K Report). On June 8, the President signed the Fastener Quality Act Amendments Act of 1999 which exempts the majority of fasteners used by us and other vehicle manufacturers and significantly reduces the testing and record keeping requirements imposed on the remaining covered fasteners. Consistent with a favorable Commerce Department report, the new law recognizes the substantial improvements in fastener quality due to proprietary fastener standards and quality assurance systems like ISO 9000.

                                                           Supplemental Schedule



                               Ford Motor Company

                  CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                                  (in millions)



Ford Capital B.V.
                                                               June 30,              December 31,
                                                                 1999                    1998
                                                           --------------           --------------
                                                            (unaudited)
Current assets                                                $  709                     $  621
Noncurrent assets                                              2,308                      2,388
                                                              ------                     ------
  Total assets                                                $3,017                     $3,009
                                                              ======                     ======

Current liabilities                                           $  484                     $  394
Noncurrent liabilities                                         2,304                      2,430
Minority interests in net
 assets of subsidiaries                                           17                         15
Stockholder's equity                                             212                        170
                                                              ------                     ------
  Total liabilities and
   stockholder's equity                                       $3,017                     $3,009
                                                              ======                     ======



                                                            Second Quarter              First Half
                                                        ---------------------      ----------------------
                                                          1999         1998          1999         1998
                                                        --------    ---------      --------    ---------
                                                            (unaudited)                 (unaudited)
Sales and other revenue                                 $699             $638         $1,382       $1,279
Operating income                                          47                3            131           30
Income before income taxes                                35               12            104           30
Net income/(loss)                                         20                8             61           14




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

     (b)   Reports on Form 8-K

           The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 1999:

           Current Report on Form 8-K dated April 12, 1999 included information relating to Ford's agreement to acquire Kwik-Fit.

           Current Report on Form 8-K dated April 15, 1998 included information relating to Ford's first quarter 1999 financial results.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                FORD MOTOR COMPANY
                                        --------------------------------------

                                                   (Registrant)








Date:   July 15, 1999                By:   /s/ W. A. Swift
                                        --------------------------------------
                                           W. A. Swift
                                           Vice President - Corporate Controller
                                           (principal accounting officer)

                                  EXHIBIT INDEX



  Designation                                  Description
  -----------------------   ----------------------------------------------------

  Exhibit 12 Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

  Exhibit 15 Letter of PricewaterhouseCoopers LLP, Independent Public Accountants, dated July 13, 1999, relating to Financial Information.

  Exhibit 27.1 Financial Data Schedule, Automotive Sector, for the Six Months Ended June 30, 1999

  Exhibit 27.2 Financial Data Schedule, Financial Services Sector, for the Six Months Ended June 30, 1999

  Exhibit 27.3 Financial Data Schedule, Conglomerate Totals, for the Six Months Ended June 30, 1999