Form 10-Q
period 1999-09-30
FORD MOTOR CO
filed 1999-11-12
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q






                                   (Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
-----EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999 OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES -----EXCHANGE ACT OF 1934
     For the transition period from           to
                                   ----------    -----------

                          Commission file number 1-3950
                                                 ------


                               FORD MOTOR COMPANY
                               ------------------
             (Exact name of registrant as specified in its charter)


     Incorporated in Delaware                                   38-0549190
     -------------------------                                  ----------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                 Identification Number)


     The American Road, Dearborn, Michigan                           48121
     ---------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code:    313-322-3000
                                                              ------------



Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 193 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No .
                                       ---  ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1999, the Registrant had outstanding 1,137,032,916 shares of Common Stock and 70,852,076 shares of Class B Stock.























               Exhibit index located on sequential page number 25

                                                   Ford Motor Company and Subsidiaries

                                                               HIGHLIGHTS
                                                               ----------

                                                                 Third Quarter                          Nine Months
                                                            ----------------------------          ---------------------------
                                                               1999            1998                 1999            1998
                                                            ------------    ------------          ------------   ------------

                                                                   (unaudited)                          (unaudited)
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- North America                                                 1,050             993                 3,507          3,174
- Outside North America                                           549             496                 1,795          1,835
                                                                -----           -----                 -----          -----
    Total                                                       1,599           1,489                 5,302          5,009
                                                                -----           -----                 -----          -----
                                                                -----           -----                 -----          -----

Sales and revenues (in millions)
- Automotive                                                $  31,338       $  26,494             $  99,192        $86,879
- Financial Services                                            6,635           6,146                18,948         19,634
                                                            ---------       ---------             ---------      ---------
    Total                                                   $  37,973       $  32,640             $ 118,140      $ 106,513
                                                            ---------       ---------             ---------      ---------
                                                            ---------       ---------             ---------      ---------

Net income (in millions)
- Automotive                                                $     690       $     646             $   4,272      $   3,932
- Financial Services (excl. The Associates)                       424             355                 1,159            964
- The Associates                                                    -               -                     -            177
- Gain on spin-off of The Associates                                -               -                     -         15,955
                                                            ---------       ---------             ---------      ---------
    Total                                                   $   1,114       $   1,001             $   5,431      $  21,028
                                                            ---------       ---------             ---------      ---------
                                                            ---------       ---------             ---------      ---------


Capital expenditures (in millions)
- Automotive                                                $   1,931       $   1,908             $   5,024      $   5,668
- Financial Services                                              150             147                   435            398
                                                            ---------       ---------             ---------      ---------
    Total                                                   $   2,081       $   2,055             $   5,459      $   6,066
                                                            ---------       ---------             ---------      ---------
                                                            ---------       ---------             ---------      ---------

Automotive capital expenditures as a
 percentage of sales                                              6.2%            7.2%                  5.1%           6.5%

Stockholders' equity at September 30
- Total (in millions)                                       $  26,921       $  23,718             $  26,921      $  23,718

- After-tax return on Common and
   Class B stockholders' equity                                  16.8%           17.2%                 28.7%          28.0%

Automotive net cash at September 30
 (in millions)
- Cash and marketable securities                            $  25,703       $  22,911             $  25,703      $  22,911
- Debt                                                         12,819           9,822                12,819          9,822
                                                            ---------       ---------             ---------      ---------
   Automotive net cash                                      $  12,884       $  13,089             $  12,884      $  13,089
                                                            ---------       ---------             ---------      ---------
                                                            ---------       ---------             ---------      ---------

After-tax return on sales
- North American Automotive                                       4.5%            4.5%                  6.3%           5.7%
- Total Automotive                                                2.2%   *        2.5%                  4.3%   *       4.6%

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                                    1,209           1,212                 1,210          1,211
- Number outstanding at September 30                            1,208           1,210                 1,208          1,210

Common Stock price (per share)
(adjusted to reflect The Associates
 spin-off)
- High                                                      $58-5/8         $61-7/16              $67-7/8        $61-7/16
- Low                                                        46-1/4          40-5/8                46-1/4         28-15/32

AMOUNTS PER SHARE OF COMMON AND CLASS B
 STOCK AFTER PREFERRED STOCK DIVIDENDS

Income assuming dilution
- Automotive                                                $    0.56       $    0.52             $    3.45      $    3.16
- Financial Services (excl. The Associates)                      0.34            0.28                  0.94           0.78
- The Associates                                                    -               -                     -           0.14
- Premium on Series B Preferred Stock repurchase                    -               -                     -          (0.07)
- Gain on spin-off of The Associates                                -               -                     -          12.89
                                                            ---------       ---------             ---------      ---------
    Total                                                   $    0.90       $    0.80             $    4.39      $   16.90
                                                            ---------       ---------             ---------      ---------
                                                            ---------       ---------             ---------      ---------


Cash dividends                                              $    0.46       $    0.42             $    1.38      $    1.26
_ _ _ _ _
*  Total Automotive after-tax return on sales, excluding a $125 million profit reduction for Visteon postretirement health care and life insurance liabilities, was 2.6% in the third quarter of 1999 and 4.5% for the first nine months of 1999.



                                                   Ford Motor Company and Subsidiaries

                                                           VEHICLE UNIT SALES
                                                           ------------------

                                            For the Periods Ended September 30, 1999 and 1998
                                                             (in thousands)



                                                     Third Quarter                           Nine Months
                                                 ------------------------              --------------------------
                                                  1999            1998                  1999              1998
                                                 --------        --------              --------          --------
                                                      (unaudited)                            (unaudited)
North America
United States
 Cars                                              376             377                 1,228             1,136
 Trucks                                            596             545                 2,015             1,770
                                                 -----           -----                 -----             -----
  Total United States                              972             922                 3,243             2,906

Canada                                              50              51                   188               193
Mexico                                              28              20                    76                75
                                                 -----           -----                 -----             -----

  Total North America                            1,050             993                 3,507             3,174

Europe
Britain                                            134             105                   396               396
Germany                                             72              78                   273               301
Italy                                               39              31                   149               149
Spain                                               38              27                   135               109
France                                              37              35                   129               117
Other countries                                    100              71                   353               282
                                                 -----           -----                 -----             -----

  Total Europe                                     420             347                 1,435             1,354

Other international
Brazil                                              35              50                    90               144
Australia                                           32              34                    96                98
Taiwan                                              13              17                    45                65
Argentina                                           16              22                    44                81
Japan                                                8               6                    25                20
Other countries                                     25              20                    60                73
                                                 -----           -----                 -----             -----

  Total other international                        129             149                   360               481
                                                 -----           -----                 -----             -----

Total worldwide vehicle unit sales               1,599           1,489                 5,302             5,009
                                                 -----           -----                 -----             -----
                                                 -----           -----                 -----             -----


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

                                                    CONSOLIDATED STATEMENT OF INCOME
                                                    --------------------------------

                                            For the Periods Ended September 30, 1999 and 1998
                                                              (in millions)

                                                                     Third Quarter                    Nine Months
                                                               --------------------------      --------------------------
                                                                 1999            1998             1999           1998
                                                               ----------     -----------      -----------     ----------
                                                                      (unaudited)                     (unaudited)
AUTOMOTIVE
Sales                                                          $31,338        $26,494          $99,192         $86,879

Costs and expenses (Note 2)
Costs of sales                                                  28,070         23,848           86,211          75,358
Selling, administrative and other expenses                       2,258          1,869            6,686           6,016
                                                               -------        -------          -------         -------
  Total costs and expenses                                      30,328         25,717           92,897          81,374

Operating income                                                 1,010            777            6,295           5,505

Interest income                                                    356            322            1,044             962
Interest expense                                                   390            198            1,029             605
                                                               -------        -------          -------         -------
  Net interest income/(expense)                                    (34)           124               15             357
Equity in net income/(loss) of affiliated companies                 15             23               65              31
Net expense from transactions with
 Financial Services                                                (17)           (56)             (62)           (143)
                                                               -------        -------          -------         -------

Income before income taxes - Automotive                            974            868            6,313           5,750

FINANCIAL SERVICES
Revenues                                                         6,635          6,146           18,948          19,634

Costs and expenses
Interest expense                                                 1,988          1,830            5,701           6,025
Depreciation                                                     2,333          2,220            6,881           6,415
Operating and other expenses                                     1,206          1,114            3,304           3,783
Provision for credit and insurance losses                          383            393            1,146           1,461
                                                               -------        -------          -------         -------
  Total costs and expenses                                       5,910          5,557           17,032          17,684
Net revenue from transactions with Automotive                       17             56               62             143
Gain on spin-off of The Associates (Note 5)                          -              -                -          15,955
                                                               -------        -------          -------         -------

Income before income taxes - Financial Services                    742            645            1,978          18,048
                                                               -------        -------          -------         -------

TOTAL COMPANY
Income before income taxes                                       1,716          1,513            8,291          23,798
Provision for income taxes                                         569            482            2,772           2,646
                                                               -------        -------          -------         -------
Income before minority interests                                 1,147          1,031            5,519          21,152
Minority interests in net income of subsidiaries                    33             30               88             124
                                                               -------        -------          -------         -------
Net income                                                     $ 1,114        $ 1,001          $ 5,431         $21,028
                                                               -------        -------          -------         -------
                                                               -------        -------          -------         -------
Income attributable to Common and Class B Stock
 after preferred stock dividends                               $ 1,110        $   997          $ 5,420         $20,925

Average number of shares of Common and Class B
 Stock outstanding                                               1,209          1,212            1,210           1,211

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

Basic Income (Note 6)                                          $  0.92        $  0.82          $  4.49         $ 17.29

Diluted Income (Note 6)                                        $  0.90        $  0.80          $  4.39         $ 16.90

Cash dividends                                                 $  0.46        $  0.42          $  1.38         $  1.26



The accompanying notes are part of the financial statements.

Prior period costs of sales and selling, administrative and other expenses were reclassified.

                                                   Ford Motor Company and Subsidiaries

                                                       CONSOLIDATED BALANCE SHEET
                                                       --------------------------
                                                              (in millions)

                                                                                           September 30,      December 31,
                                                                                                1999              1998
                                                                                           ---------------   ----------------
                                                                                             (unaudited)

ASSETS
Automotive
Cash and cash equivalents                                                                   $  4,039          $  3,685
Marketable securities                                                                         21,664            20,120
                                                                                            --------          --------
   Total cash and marketable securities                                                       25,703            23,805

Receivables                                                                                    3,622             2,604
Inventories (Note 7)                                                                           7,218             5,656
Deferred income taxes                                                                          3,377             3,239
Other current assets                                                                           3,651             3,405
Current receivable from Financial Services                                                       910                 0
                                                                                            --------          --------
   Total current assets                                                                       44,481            38,709

Equity in net assets of affiliated companies                                                   2,514             2,401
Net property                                                                                  41,356            37,320
Deferred income taxes                                                                          3,682             3,175
Other assets                                                                                  12,538             7,139
                                                                                            --------          --------
   Total Automotive assets                                                                   104,571            88,744

Financial Services
Cash and cash equivalents                                                                      1,239             1,151
Investments in securities                                                                        733               968
Net receivables and lease investments                                                        141,139           132,567
Other assets                                                                                  17,723            13,227
Receivable from Automotive                                                                     1,985               888
                                                                                            --------          --------
   Total Financial Services assets                                                           162,819           148,801
                                                                                            --------          --------

   Total assets                                                                             $267,390          $237,545
                                                                                            --------          --------
                                                                                            --------          --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                              $ 13,356          $ 13,368
Other payables                                                                                 4,453             2,755
Accrued liabilities                                                                           20,546            16,925
Income taxes payable                                                                           1,590             1,404
Debt payable within one year                                                                   1,429             1,121
Current payable to Financial Services                                                              0                70
                                                                                            --------          --------
   Total current liabilities                                                                  41,374            35,643

Long-term debt                                                                                11,390             8,713
Other liabilities                                                                             33,509            30,133
Deferred income taxes                                                                          1,294               751
Payable to Financial Services                                                                  1,985               818
                                                                                            --------          --------
   Total Automotive liabilities                                                               89,552            76,058

Financial Services
Payables                                                                                       3,655             3,555
Debt                                                                                         131,973           122,324
Deferred income taxes                                                                          7,217             5,488
Other liabilities and deferred income                                                          6,487             6,034
Payable to Automotive                                                                            910                 0
                                                                                            --------          --------
   Total Financial Services liabilities                                                      150,242           137,401

Company-obligated mandatorily redeemable preferred securities of a subsidiary
 trust holding solely junior subordinated debentures of the Company (Note 8)                     675               677

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate liquidation preference
  of $177 million)                                                                                 *                 *
 Common Stock, par value $1.00 per share (1,151 million shares issued)                         1,151             1,151
 Class B Stock, par value $1.00 per share (71 million shares issued)                              71                71
Capital in excess of par value of stock                                                        5,017             5,283
Accumulated other comprehensive income                                                        (1,861)           (1,670)
ESOP loan and treasury stock                                                                    (865)           (1,085)
Earnings retained for use in business                                                         23,408            19,659
                                                                                            --------          --------
   Total stockholders' equity                                                                 26,921            23,409
                                                                                            --------          --------

   Total liabilities and stockholders' equity                                               $267,390          $237,545
                                                                                            --------          --------
                                                                                            --------          --------
- - - -
*Less than $1 million


The accompanying notes are part of the financial statements.

                                                   Ford Motor Company and Subsidiaries

                                             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                             ----------------------------------------------

                                            For the Periods Ended September 30, 1999 and 1998
                                                              (in millions)


                                                                            Nine Months 1999              Nine Months 1998
                                                                       ---------------------------    --------------------------
                                                                                       Financial                     Financial
                                                                        Automotive      Services       Automotive     Services
                                                                       -------------   -----------    -------------  -----------
                                                                              (unaudited)                    (unaudited)

Cash and cash equivalents at January 1                                  $  3,685       $  1,151        $ 6,316       $  1,618

Cash flows from operating activities before securities trading            11,909          7,908         11,570         11,060
Net sales/(purchases) of trading securities                               (1,248)          (148)        (3,473)          (114)
                                                                        --------       --------        -------       --------
   Net cash flows from operating activities                               10,661          7,760          8,097         10,946

Cash flows from investing activities
 Capital expenditures                                                     (5,024)          (435)        (5,668)          (398)
 Purchase of leased assets                                                     -              -           (110)             -
 Acquisitions of receivables and lease investments                             -        (61,657)             -        (62,031)
 Collections of receivables and lease investments                              -         40,800              -         44,147
 Net acquisitions of daily rental vehicles                                     -         (2,025)             -         (1,854)
 Purchases of securities                                                  (1,681)          (759)          (341)        (1,838)
 Sales and maturities of securities                                        1,385            988            570          1,229
 Proceeds from sales of receivables and lease investments                      -          9,520              -          8,146
 Net investing activity with Financial Services                             (430)             -            187              -
 Cash paid for acquisitions (Note 4)                                      (6,342)             -              -              -
 Other                                                                       286             (4)           (80)          (768)
                                                                        --------       --------        -------       --------
   Net cash used in investing activities                                 (11,806)       (13,572)        (5,442)       (13,367)

Cash flows from financing activities
 Cash dividends                                                           (1,682)            (3)        (4,787)            (4)
 Issuance/(Purchases) of Common Stock                                       (265)             -            207              -
 Preferred stock - Series B repurchase, Series A redemption                    -              -           (420)             -
 Changes in short-term debt                                                   36         (2,210)           518         (1,063)
 Proceeds from issuance of other debt                                      3,128         26,925          2,279         19,245
 Principal payments on other debt                                           (192)       (18,796)        (1,273)       (14,745)
 Net financing activity with Automotive                                        -            430              -           (187)
 Spin-off of The Associates cash                                               -              -              -           (508)
 Other                                                                       340            (62)          (851)          (218)
                                                                        --------       --------        -------       --------
   Net cash (used in)/provided by financing activities                     1,365          6,284         (4,327)         2,520

Effect of exchange rate changes on cash                                      (53)          (197)           (49)            70
Net transactions with Automotive/Financial Services                          187           (187)           552           (552)
                                                                        --------       --------        -------       --------

   Net increase/(decrease) in cash and cash equivalents                      354             88         (1,169)          (383)
                                                                        --------       --------        -------       --------

Cash and cash equivalents at September 30                               $  4,039       $  1,239        $ 5,147       $  1,235
                                                                        --------       --------        -------       --------
                                                                        --------       --------        -------       --------

The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)

1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K (the "10-K Report") for the year ended December 31, 1998. For purposes of this report, "Ford", the "Company", "we", "our", "us" or similar references means Ford Motor Company and its majority owned subsidiaries unless the context requires otherwise. Certain amounts for prior periods were reclassified to conform with present period presentation.

2. Selected Automotive costs and expenses are summarized as follows (in millions):

                              Third Quarter                  Nine Months
                           ---------------------          ---------------------
                             1999        1998               1999        1998
                           ---------    --------          ---------    --------
     Depreciation           $874         $719             $2,422       $2,078
     Amortization            627          755              1,789        2,093

     Dissolution of AutoEuropa Joint Venture - Effective January 1, 1999, our joint venture for the production of minivans with Volkswagen AG in Portugal (AutoEuropa) was dissolved resulting in a $255 million pre-tax gain ($165 million after-tax) in the first quarter of 1999.

3. Visteon Postretirement Adjustments - During the third quarter of 1999, actuarial valuations of postretirement health care and life insurance benefits for certain Visteon operations were completed by an external actuary. The valuations revealed that the operations' estimated liability for these benefits was under-accrued, beginning with the original recognition of these costs in 1992 when we adopted SFAS 106 "Employers' Accounting for Postretirement Benefits Other Then Pensions". We increased the affected operations' balance sheet liability to recognize the accrual shortfall. We reported the adjustment in total Automotive sector and reduced third quarter results by $125 million after-tax. Visteon reflected the adjustment in its results on a restated basis.

4.   Acquisitions

          Purchase of AB Volvo's Worldwide Passenger Car Business "Volvo Car" - On March 31, 1999, we purchased Volvo Car for approximately $6.45 billion. The acquisition price consisted of a cash payment of approximately $2 billion on March 31, 1999, a deferred payment obligation to AB Volvo of approximately $1.6 billion due March 31, 2001, and Volvo Car automotive net indebtedness of approximately $2.9 billion. Most automotive indebtedness was repaid on April 12, 1999. The purchase price payment and automotive debt repayments were funded from our cash reserves.

          The acquisition has been accounted for as a purchase. The assets purchased, liabilities assumed and the results of operations, since the date of acquisition, are included in our financial statements on a consolidated basis.

          The purchase price for Volvo Car has been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired is approximately $2.5 billion and is being amortized on a straight-line basis over 40 years. The purchase price allocation included a write-up of inventory to fair value; the sale of this inventory in the second quarter of 1999 resulted in a one-time increase in cost of sales of $146 million after-tax.

          Purchase of Kwik-Fit Holdings plc - During the third quarter of 1999, we completed the purchase of all the outstanding stock of Kwik-Fit Plc ("Kwik-Fit"). Kwik-Fit is Europe's largest independent vehicle maintenance and light repair chain, with over 1,600 service centers in the United Kingdom, Ireland, and continental Europe. The acquisition price was approximately $1.6 billion and consisted of cash payments of approximately $1.4 billion and loan notes to certain Kwik-Fit shareholders of approximately $0.2 billion, redeemable beginning on April 30, 2000 and on any subsequent interest payment date. The purchase price payments were funded from our cash reserves.

          The acquisition has been accounted for as a purchase. The assets purchased, liabilities assumed and the results of operations, since the date of acquisition, are included in our financial statements on a consolidated basis.

          The purchase price for Kwik-Fit has been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired is approximately $1.5 billion and is being amortized on a straight-line basis over 30 years.

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)

4.   Acquisitions (Continued)

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

          The purchase price for Plastic Omnium has been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired is approximately $300 million and is being amortized on a straight-line basis over 20 years.

     Assuming the acquisitions described above had taken place on January 1, 1999 and 1998, Ford (Automotive and Financial Services) pro forma revenue, net income, and earnings per share for the third quarter and nine months ended September 30, 1999 would not be materially affected. For the third quarter and nine months ended September 30, 1998, unaudited pro forma revenue would have been $35.9 billion and $116.6 billion, respectively.
     Net income and earnings per share for these periods would not be materially affected.

5. Spin-off of The Associates - On March 2, 1998, our Board of Directors approved the spin-off of Associates First Capital Corporation ("The Associates") by declaring a dividend on Ford's outstanding shares of Common and Class B Stock consisting of Ford's 80.7% interest (279.5 million shares) in The Associates. The Board of Directors also declared a dividend in cash on shares of Company stock held in U.S. employee savings plans equal to the market value of The Associates stock distributed per share of the Company's Common and Class B Stock. Both the spin-off dividend and the cash dividend were paid on April 7, 1998 to stockholders of record on March 12, 1998.

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

     The Company had Series A Preferred Stock convertible into Common Stock until January 9, 1998. Other obligations, such as stock options, are considered to be dilutive potential common stock. The calculation of diluted income per share of Common and Class B Stock takes into account the effect of dilutive potential common stock.

     Income per share of Common and Class B Stock was as follows (in millions, except per share amounts):

                                                         Third Quarter 1999         Third Quarter 1998
                                                       -----------------------    -----------------------
                                                         Income      Shares        Income       Shares
                                                       -----------  ----------    ----------   ----------

     Net income                                         $1,114       1,209        $ 1,001       1,212
     Preferred stock dividend requirements                  (4)          -             (4)          -
     Issuable and uncommitted ESOP shares                    -          (3)             -          (3)
                                                        ------       -----        -------       -----
     Basic income and shares                            $1,110       1,206        $   997       1,209

     Basic income per share                             $ 0.92                    $  0.82

     Basic income and shares                            $1,110       1,206        $   997       1,209
     Net dilutive effect of options                          -          25              -          31
     Convertible preferred stock and other                  (1)          -              -           -
                                                        ------       -----        -------       -----
     Diluted income and shares                          $1,109       1,231        $   997       1,240

     Diluted income per share                           $ 0.90                    $  0.80


                                                          Nine Months 1999           Nine Months 1998
                                                       -----------------------    -----------------------
                                                         Income      Shares        Income       Shares
                                                       -----------  ----------    ----------   ----------

     Net income                                         $5,431       1,210        $21,028       1,211
     Preferred stock dividend requirements                 (11)          -           (103)          -
     Issuable and uncommitted ESOP shares                    -          (4)             -          (1)
                                                        ------       -----        -------       -----
     Basic income and shares                            $5,420       1,206        $20,925       1,210

     Basic income per share                             $ 4.49                    $ 17.29

     Basic income and shares                            $5,420       1,206        $20,925       1,210
     Net dilutive effect of options                          -          29              -          28
     Convertible preferred stock and other                  (1)          -             (1)          -
                                                        ------       -----        -------       -----
     Diluted income and shares                          $5,419       1,235        $20,924       1,238

     Diluted income per share                           $ 4.39                    $ 16.90


7.   Automotive Inventories are summarized as follows (in millions):

                                                                       September 30,       December 31,
                                                                           1999                1998
                                                                       ------------        -----------
     Raw materials, work in process and supplies                           $2,989              $2,887
     Finished products                                                      4,229               2,769
                                                                           ------              ------
        Total inventories                                                  $7,218              $5,656
                                                                           ------              ------
                                                                           ------              ------

     U.S. inventories                                                      $2,400              $1,832

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


                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS

                                   (unaudited)

9. Comprehensive Income - Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains and losses on investments in equity securities. Total comprehensive income is summarized as follows (in millions):

                                                  Third Quarter                       Nine Months
                                               -----------------------           ----------------------
                                                1999          1998                1999          1998
                                               ---------     ---------           ---------     --------
     Net income                                $1,114        $1,001              $5,431        $21,028
     Other comprehensive income                   312           281                (191)            13
                                               ------        ------              ------        -------
       Total comprehensive income              $1,426        $1,282              $5,240        $21,041
                                               ------        ------              ------        -------
                                               ------        ------              ------        -------

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


                          Automotive Sector          Financial Services Sector
                         -----------------------  -----------------------------------                Total        Total
 Third Quarter             Auto-                     Ford                   Other       Elims/        Auto       Fin Svcs
                           motive     Visteon       Credit      Hertz     Fin Svcs      Other        Sector       Sector
                         ----------- -----------  ----------- --------- ------------- -----------  -----------  -----------
1999
----
Revenues
  External customer       $ 30,645     $   761     $  5,034    $ 1,339    $   258     $    (64)     $ 31,338     $  6,635
  Intersegment                 647       3,839           98          9         43       (4,636)            0            0
                          --------     -------     --------    -------    -------     --------      --------     --------
    Total Revenues        $ 31,292     $ 4,600     $  5,132    $ 1,348    $   301     $ (4,700)     $ 31,338     $  6,635
                          --------     -------     --------    -------    -------     --------      --------     --------
                          --------     -------     --------    -------    -------     --------      --------     --------
Net income                $    657     $   155     $    317    $   139    $    (6)    $   (148) b/  $    690     $    424

1998
----
Revenues
  External customer       $ 26,191     $   377     $  4,603    $ 1,220    $   316     $    (67)     $ 26,494     $  6,146
  Intersegment                 496       3,720           72          8         34       (4,330)            0            0
                          --------     -------     --------    -------    -------     --------      --------     --------
    Total Revenues        $ 26,687     $ 4,097     $  4,675    $ 1,228    $   350     $ (4,397)     $ 26,494     $  6,146
                          --------     -------     --------    -------    -------     --------      --------     --------
                          --------     -------     --------    -------    -------     --------      --------     --------
Net income                $    496     $   148     $    272    $   119    $   (13)    $    (21)     $    646     $    355

                           Automotive Sector          Financial Services Sector
                         -----------------------  -----------------------------------                Total        Total
 Nine Months               Auto-                     Ford                   Other       Elims/        Auto       Fin Svcs
                           motive     Visteon       Credit      Hertz     Fin Svcs      Other        Sector       Sector
                         ----------- -----------  ----------- ---------- ------------ -----------  -----------  -----------
1999
----
Revenues
  External customer       $ 97,787     $ 1,627     $ 14,825    $ 3,528    $   594     $   (221)     $ 99,192     $ 18,948
  Intersegment               3,352      12,808          246         25        136      (16,567)            0            0
                          --------     -------     --------    -------    -------     --------      --------     --------
    Total Revenues        $101,139     $14,435     $ 15,071    $ 3,553    $   730     $(16,788)     $ 99,192     $ 18,948
                          --------     -------     --------    -------    -------     --------      --------     --------
                          --------     -------     --------    -------    -------     --------      --------     --------
Net income                $  3,749     $   640     $    952    $   276    $   (15)    $   (171) b/  $  4,272     $  1,159
Total assets              $ 97,254     $11,941     $147,877    $10,159    $12,264     $(12,105)     $104,571     $162,819

1998
----
Revenues
  External customer       $ 86,099     $ 1,046     $ 13,881    $ 3,158    $ 2,578     $   (249)     $ 86,879     $ 19,634
  Intersegment               2,983      12,154          204         23        138      (15,502)            0            0
                          --------     -------     --------    -------    -------     --------      --------     --------
    Total Revenues        $ 89,082     $13,200     $ 14,085    $ 3,181    $ 2,716     $(15,751)     $ 86,879     $ 19,634
                          --------     -------     --------    -------    -------     --------      --------     --------
                          --------     -------     --------    -------    -------     --------      --------     --------
Net income                $  3,352     $   574     $    850    $   229    $16,103   a/$    (80)     $  3,932     $ 17,096
Total assets              $ 82,305     $ 9,509     $126,623    $ 8,951    $ 9,634     $ (8,508)     $ 88,242     $140,272
_ _ _ _ _


 a/ Includes $15,955 non-cash gain (not taxed) on spin-off of The Associates in the first quarter of 1998 (Note 5).

 b/ Includes $125 million after-tax charge related to postretirement health care and life insurance adjustments at certain Visteon operations (Note 3).

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

 [PricewaterhouseCoopers LLP letterhead]



                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
Ford Motor Company

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of September 30, 1999, the related consolidated statement of income for each of the three-month and nine-month periods ended September 30, 1999 and 1998, and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 21, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




/s/ PricewaterhouseCoopers LLP
Detroit, Michigan
October 14, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

OVERVIEW

     Our third quarter 1999 results and financial condition discussed below include the third quarter 1999 results and financial condition of AB Volvo's worldwide passenger car business ("Volvo Car"), which we purchased on March 31, 1999.

     Our worldwide net income was $1,114 million in the third quarter of 1999, or $0.90 per diluted share of Common and Class B Stock. These earnings include a non-recurring profit reduction of $125 million, or $0.10 per diluted share, to adjust postretirement healthcare and life insurance liabilities of our Visteon automotive systems operations, reflecting an actuarial valuation completed during the third quarter of 1999. (See Note 3 of the Notes to Financial Statements.) In the third quarter of 1998, earnings were $1,001 million, or $0.80 per diluted share. Our worldwide sales and revenues were $38 billion in the third quarter of 1999, up $5.3 billion from a year ago. The increase in sales and revenues reflects primarily the contribution from recent acquisitions and a richer vehicle mix. Vehicle unit sales of cars and trucks were 1,599,000, up 110,000 units. Stockholders' equity was $26.9 billion at September 30, 1999, up $3.5 billion from December 31, 1998.

THIRD QUARTER RESULTS OF OPERATIONS

     Results of our operations by business sector for the third quarter of 1999 and 1998 are shown below (in millions).

                                                                          Third Quarter
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            1999
                                                                                           O/(U)
                                                                 1999         1998          1998
                                                              ------------ ------------  -----------
                  Automotive Sector                             $  690       $  646         $ 44
                  Financial Services Sector                        424          355           69
                                                                ------       ------         ----

                  Total Company                                 $1,114       $1,001         $113
                                                                ------       ------         ----
                                                                ------       ------         ----

Automotive Sector
-----------------

     Worldwide earnings for our Automotive sector were $690 million in the third quarter of 1999, including the $125 million adjustment for retiree benefits, on sales of $31.3 billion. Earnings in the third quarter of 1998 were $646 million on sales of $26.5 billion. Adjusted for constant volume and mix, total automotive costs were down $300 million compared with the third quarter of 1998.

     Details of third quarter Automotive sector earnings are shown below (in millions).

                                                                          Third Quarter
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            1999
                                                                                           O/(U)
                                                                 1999         1998          1998
                                                              ------------ ------------  -----------
                  North American Automotive                     $1,004        $ 900        $ 104

                  Automotive Outside North America
                  - Europe                                        (171)        (273)         102
                  - South America                                  (72)         (44)         (28)
                  - Other                                           54           63           (9)
                                                                 -----        -----        -----
                   Total Automotive Outside
                    North America                                 (189)        (254)          65

                  Visteon postretirement adjustment               (125)           -         (125)
                                                                ------        -----        -----

                     Total Automotive Sector                    $  690        $ 646        $  44
                                                                ------        -----        -----
                                                                ------        -----        -----


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

     Automotive sector earnings in North America were $1,004 million in the third quarter of 1999 on sales of $22.7 billion. In the third quarter of 1998, earnings were $900 million on sales of $20.2 billion. The increase in earnings reflects primarily improved sales volume and mix of light trucks and luxury cars, offset partially by costs of $88 million for employee separation programs. The after-tax return on sales for our North American Automotive sector was 4.5% in the third quarter of 1999, unchanged from a year ago.

     In the third quarter of 1999, approximately 4.5 million new cars and trucks were sold in the United States, up 700,000 units from a year ago. Our share of those unit sales was 23.1% in the third quarter of 1999, down 2.7 percentage points from a year ago. The decline in market share reflects primarily capacity constraints on several key products due to the strong United States market and General Motors Corporation's recovery from last year's labor strike.

     Our Automotive sector losses in Europe were $171 million in the third quarter of 1999, compared with a loss of $273 million a year ago. The improved results reflect lower costs and improved share of premium vehicle segments, offset partially by lower share for Ford-branded vehicles. Based on the present forecast, we do not expect to achieve our 1999 milestone for Europe to improve operating earnings year-over-year.

     In the third quarter of 1999, approximately 4.1 million new cars and trucks were sold in Europe, up 100,000 units from a year ago. Our share of those unit sales was 11.1% in the third quarter of 1999, up 1.1 percentage points from a year ago. Our market share increase is more than accounted for by the addition of Volvo Car sales.

     The European market remains fiercely competitive as a result of industry overcapacity and we will continue to work to balance our capacity with demand. We must continue to strengthen the Ford brand and leverage our Volvo and Jaguar brands to grow their volume and profitability. We are committed to improve our business in Europe, but it will take at least 2 to 3 years before we achieve acceptable returns.

     Our Automotive sector in South America had losses of $72 million in the third quarter of 1999, compared with losses of $44 million a year ago. The deterioration in earnings reflects primarily lower industry volume driven by the weak economy in Brazil, the largest vehicle market in the region, and lower market share in Brazil.

     In the third quarter of 1999, approximately 359,000 new cars and trucks were sold in Brazil, compared with 405,000 a year ago. Our share of those unit sales was 8.7% in the third quarter of 1999, down 4.3 percentage points from a year ago. The decline in market share reflects primarily model changeover for the Fiesta and Courier, and increased competition from new and existing manufacturers who are aggressively competing for the lower industry volume.

     Our Visteon operations, included in our Automotive sector, earned $155 million on revenues of $4,600 million in the third quarter of 1999. Earnings in the third quarter of 1998 were $148 million, on revenues of $4,097 million. These earnings exclude the effect of the adjustment for retiree benefits, which has been reflected retroactively in Visteon's financial statements. The earnings increase compared with last year reflects primarily improved volume and mix, and material cost reductions, offset partially by revenue reductions, unfavorable foreign currency exchange effects, and higher interest expense. Visteon's after-tax return on sales in the third quarter of 1999 was 3.6%, unchanged from a year ago.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

Financial Services Sector
-------------------------

     Earnings of our Financial Services sector consist primarily of two segments, Ford Credit and Hertz. Details of third quarter Financial Services sector earnings are shown below (in millions).

                                                                          Third Quarter
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            1999
                                                                                           O/(U)
                                                                 1999         1998          1998
                                                              -----------  -----------   -----------
                  Ford Credit                                    $317         $272          $45
                  Hertz                                           139          119           20
                  Minority interests, Eliminations,
                   and Other                                      (32)         (36)           4
                                                                 ----         ----          ---

                     Total Financial Services Sector             $424         $355          $69
                                                                 ----         ----          ---
                                                                 ----         ----          ---

                  Memo: Ford's share of earnings in
                  Hertz                                          $113         $ 96          $17

     Ford Credit's consolidated net income in the third quarter of 1999 was $317 million, up $45 million or 16% from 1998. The increase in earnings reflects primarily higher financing volumes, improved credit loss performance and lower effective tax rates, offset partially by costs related to employee separation programs.

     Earnings at Hertz in the third quarter of 1999 were $139 million (of which $113 million was Ford's share), compared with earnings of $119 million (of which $96 million was Ford's share) a year ago.

FIRST NINE MONTHS RESULTS OF OPERATIONS

     Results of our operations by business sector for the first nine months of 1999 and 1998 are shown below (in millions).

                                                                           Nine Months
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            1999
                                                                                           O/(U)
                                                                 1999         1998          1998
                                                              ------------ ------------  -----------
                  Automotive Sector                             $4,272      $ 3,932      $    340
                  Financial Services Sector (excluding The
                    Associates)                                  1,159          964           195
                  Gain on Spin-Off of The Associates                 -       15,955       (15,955)
                  The Associates (net of Minority Interest)          -          177*         (177)
                                                                ------      -------      --------

                  Total Company                                 $5,431      $21,028      $(15,597)
                                                                ------      -------      --------
                                                                ------      -------      --------
                  _ _ _ _ _
                  * Through March 12, 1998

     Our worldwide earnings in the first nine months of 1999 were $5,431 million. Earnings in the first nine months of 1998 were $21,028 million. This includes Ford's share of the income from The Associates of $177 million and a one-time, non-cash gain of $15,955 million related to the spin-off of The Associates. Worldwide sales and revenues in the first nine months of 1999 were $118.1 billion, up $11.6 billion from a year ago. Vehicle unit sales of cars and trucks were 5,302,000, up 293,000 units.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

Automotive Sector
-----------------

     Worldwide earnings for our Automotive sector were $4,272 million in the first nine months of 1999, on sales of $99.2 billion. Earnings in the first nine months of 1998 were $3,932 million on sales of $86.9 billion. The earnings improvement reflects primarily lower costs and improved sales volume and mix, offset partially by lower net interest income and non-recurring items netting to a $106 million reduction in earnings. The non-recurring items reflect a $165 million gain from the sale of our interest in AutoEuropa to Volkswagen AG in the first quarter of 1999, more than offset by a $146 million one-time inventory-related profit reduction for Volvo Car in the second quarter of 1999, and a $125 million Visteon-related postretirement adjustment in the third quarter of 1999.

     Automotive sector earnings in the first nine months of 1999 and 1998 are shown below (in millions).

                                                                            Nine Months
                                                                         Net Income/(Loss)
                                                              ----------------------------------------
                                                                                             1999
                                                                                             O/(U)
                                                                 1999          1998          1998
                                                              ------------  ------------  ------------
                  North American Automotive                     $4,561        $3,565        $ 996

                  Automotive Outside North America
                  - Europe                                          83           267         (184)
                  - South America                                 (357)          (75)        (282)
                  - Other                                          110           175          (65)
                                                                 -----        ------        -----
                   Total Automotive Outside
                    North America                                 (164)          367         (531)

                  Visteon postretirement adjustment               (125)            -         (125)
                                                                 -----        ------        -----

                     Total Automotive Sector                    $4,272        $3,932        $ 340
                                                                 -----        ------        -----
                                                                 -----        ------        -----

     Automotive sector earnings in North America were $4,561 million in the first nine months of 1999, up $996 million from the first nine months of 1998. The increase reflects primarily increased sales volume, an improved mix of light trucks and luxury cars, and lower material cost, offset partially by lower net interest income and costs related to employee separation programs. The North American Automotive after-tax return on sales was 6.3% in the first nine months of 1999, up 6/10 of a percentage point from a year ago.

     In the first nine months of 1999, approximately 13.3 million new cars and trucks were sold in the United States, up 1.3 million units from a year ago. Our share of those unit sales was 24% in the first nine months of 1999, down 7/10 of a percentage point from a year ago. The decrease in market share reflects primarily capacity constraints on several key products due to the strong United States market and General Motors Corporation's recovery from last year's labor strike.

     Automotive sector earnings in Europe in the first nine months of 1999 were $83 million, down $184 million from the first nine months a year ago. The deterioration is explained by lower market share for Ford-branded vehicles, primarily Mondeo and Fiesta, and unfavorable vehicle mix, offset partially by lower total costs and improved share of the premium vehicle segments.

     In the first nine months of 1999, approximately 13.2 million new cars and trucks were sold in Europe, up 750,000 units from a year ago. Our share of those unit sales was 10.7% in the first nine months of 1999, unchanged from a year ago.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

     Automotive sector losses in South America were $357 million in the first nine months of 1999, compared with a loss of $75 million in the first nine months a year ago. The deterioration reflects primarily the same factors as those described in the discussion of third quarter results of operations. In the first nine months of 1999, approximately 964,000 new cars and trucks were sold in Brazil, compared with 1,210,000 a year ago. Our share of those unit sales was 9.4% in the first nine months of 1999, down 4.1 percentage points from a year ago. The decline in market share reflects primarily shortages of dealer stocks because of an earlier carrier strike and increased competition from new and existing manufacturers who are aggressively competing for the lower industry volume.

     Visteon earned $640 million on revenues of $14,435 million in the first nine months of 1999, compared with $574 million on revenues of $13,200 million in the first nine months a year ago. The increase in earnings reflects primarily improved volume and mix, material and manufacturing cost reductions, offset partially by revenue reductions and unfavorable foreign currency exchange effects. The after-tax return on sales was 4.5% in the first nine months of 1999, up 2/10 of a percentage point from a year ago.

Financial Services Sector
-------------------------

     Financial Services sector earnings in the first nine months of 1999 and 1998 are shown below (in millions).

                                                                           Nine Months
                                                                        Net Income/(Loss)
                                                              ---------------------------------------
                                                                                             1999
                                                                                            O/(U)
                                                                 1999          1998          1998
                                                              ------------  ------------  -----------
                  Ford Credit                                  $  952        $   850       $    102
                  Hertz                                           276            229             47
                  Minority interests, Eliminations,
                   and Other                                      (69)          (115)            46
                                                               ------         ------       --------
                     Financial Services (excluding
                       The Associates)                          1,159            964            195
                  The Associates                                    -            177*          (177)
                  Gain on Spin-off of
                   The Associates                                   -         15,955        (15,955)
                                                               ------        -------       --------

                     Total Financial Services Sector           $1,159        $17,096       $(15,937)
                                                               ------        -------       --------
                                                               ------        -------       --------


                  Memo: Ford's share of earnings in
                  Hertz                                        $  224        $   185       $     39
                  _ _ _ _ _
                  * Through March 12, 1998

     Ford Credit's consolidated net income for the first nine months of 1999 was $952 million, up $102 million or 12% from a year ago. The increase in earnings reflects primarily higher financing volumes, improved credit loss performance and lower effective tax rates, offset partially by lower net financing margins.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

     At September 30, 1999, our Automotive sector had $25.7 billion of cash and marketable securities, up $1.9 billion from December 31, 1998.

     Automotive capital expenditures, including the effect of adopting the accounting change for the capitalization of computer software (Statement of Position 98-1), totaled $5 billion in the first nine months of 1999, down $700 million from the first nine months of 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

     At September 30, 1999, our Automotive sector had total debt of $12.8 billion, compared with $9.8 billion at December 31, 1998. The increase in debt is more than explained by long-term debt issuances totaling $3.3 billion. Automotive debt was 32% of our total capitalization (that is, the sum of our stockholders' equity and Automotive debt) at the end of the third quarter of 1999, two percentage points above the percentage of Automotive debt to total capitalization at December 31, 1998.

     At September 30, 1999, Ford had long-term contractually committed global credit agreements under which $8.6 billion is available from various banks;
86% are available through June 30, 2004. The entire $8.6 billion may be used, at our option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. We also have the ability to transfer on a nonguaranteed basis $8.3 billion of such credit lines in varying portions to Ford Credit and FCE Bank plc (formerly known as Ford Credit Europe plc). In addition, at September 30, 1999, $297 million of contractually committed credit facilities were available to various Automotive sector affiliates outside the U.S. Approximately $142 million of these facilities were in use at September 30, 1999.

Financial Services Sector
-------------------------

     At September 30, 1999, our Financial Services sector had cash and cash equivalents totaling $1.2 billion, unchanged from December 31, 1998.

     Net receivables and lease investments were $141.1 billion at September 30, 1999, up $8.5 billion from December 31, 1998.

     Total debt was $132 billion at September 30, 1999, up $9.6 billion from December 31, 1998.

     Outstanding commercial paper at September 30, 1999 totaled $41 billion at Ford Credit, and $1.5 billion at Hertz, with an average remaining maturity of 33 days and 31 days, respectively.

     At September 30, 1999, Financial Services Sector had a total of $27.2 billion of contractually committed support facilities (excluding the $8.3 billion available under Ford's global credit agreements). Of these facilities, $23 billion are contractually committed global credit agreements under which $18.3 billion and $4.7 billion are available to Ford Credit and FCE Bank plc, respectively, from various banks; 54% and 66%, respectively of such facilities are available through June 30, 2004. The entire $18.3 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.7 billion may be used, at FCE Bank plc's option, by any subsidiary of FCE Bank plc. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or FCE Bank plc, as the case may be. At September 30, 1999, $71 million of the Ford Credit global facilities were in use and $235 million of the FCE Bank plc global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services Sector support facilities at September 30, 1999 consisted of $2.5 billion of contractually committed support facilities available to Hertz in the U.S. and $1.7 billion of contractually committed support facilities available to various affiliates outside the U.S.; at September 30, 1999, approximately $0.9 billion of these facilities were in use. Furthermore, banks provide $1,475 million of liquidity facilities to support the asset-backed commercial paper program of a Ford Credit sponsored special purpose entity.

NEW ACCOUNTING STANDARDS

New Standards
-------------

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

                           Part II. Other Information
                           --------------------------

Item 1.  Legal Proceedings
--------------------------

Product Liability Matters
-------------------------

     Bronco Rollover Jury Verdict. (Previously discussed under Product Liability Matters in the Legal Proceedings section of Ford's Quarterly Report on Form
10-Q for the quarter ended June 30, 1999 (the "Second Quarter 10-Q Report").)
On September 16, 1999, the trial court granted Ford's motion for a new trial as to punitive damages, overturning the $290 million punitive award. The court denied Ford's motion as to compensatory damages. We plan to appeal, seeking a new trial as to all issues.

Class Actions
-------------

     Flat Glass. (Previously discussed under Class Actions in the Legal Proceedings section of Ford's Annual Report on Form 10-K for year ended December 31, 1998 (the "10-K Report").) Pilkington, AFG Industries and Guardian Industries have entered into a tentative settlement agreement with plaintiffs in the consolidated case. The tentative accord requires these entities to pay $53.7 million in settlement. Ford and PPG Industries are the only remaining defendants. On October 6, 1999, the court heard oral argument concerning plaintiff's motion for class certification. On November 5, 1999, the trial judge granted plaintiffs' motion for class certification and certified two subclasses: (1) all individuals and entities who, between August 1, 1995, and December 31, 1995, purchased flat glass products in the U.S. from defendants, and (2) all individuals and entities who, between August 1, 1991 and December 31, 1995, purchased from defendants fabricated automotive replacement glass for domestic makes of cars in the U.S. We plan to appeal this ruling.

     Paint. (Previously discussed under Class Actions in the Legal Proceedings section of the 10-K Report.) There are three purported class actions currently pending against Ford alleging defects in the paint process used on several million vehicles in various model years from 1983 through 1997: Sheldon, pending in Texas state court, Nienhuis, pending in Illinois state court, and Judy, recently filed in California state court. (In the Landry case, a previously reported paint class action pending in Louisiana, the trial court refused to certify a class and the Court of Appeals refused to hear an interlocutory appeal from this order before trial. In the Clayman case, another previously reported paint class action filed in Pennsylvania state court, the trial court granted Ford's motion to dismiss.) Plaintiffs in these purported class action cases allege claims for fraud, breach of warranty, and violations of consumer protection statutes because the paint on their vehicles peeled.
They contend that their paint is defective because Ford did not use spray primer between the high-build electrocoat ("HBEC") and the color coat. The lack of spray primer allegedly causes the adhesion of the color coat to the HBEC to deteriorate after extended exposure to ultraviolet radiation from sunlight. Plaintiffs also allege that Ford knew of the defect and they seek punitive as well as compensatory damages. In Judy, Plaintiffs also seek "disgorgement" of the profits Ford allegedly gained from using the defective paint process.
Ford's motion to dismiss is pending in Judy. In Nienhuis, Plaintiff is seeking leave to voluntarily dismiss his complaint (although his attorneys might also seek leave to substitute another named plaintiff). As previously reported, the trial court in Sheldon certified two subclasses of Texas residents for trial, the Texas Court of Appeals affirmed, and the Texas Supreme Court granted review. We expect a decision from the Texas Supreme Court at any time.

     Ford/Citibank Visa. (Previously discussed under Class Actions in the Legal Proceedings section of the 10-K Report.) On October 29, 1999, the federal court dismissed the consolidated proceedings for lack of jurisdiction and sent each action back to the state court in which it originated. We have appealed this ruling.

-------------------------

     Ignition Switch. (Previously discussed under Class Actions in the Legal Proceedings section of the 10-K Report.) Most of the non-incident class actions consolidated for pretrial proceedings in New Jersey have been voluntarily dismissed; only one remains (Rick), and Plaintiff in that case is seeking to amend his complaint to strike the class action allegations. In addition, Plaintiffs have agreed to dismiss the two non-incident class actions pending in California (Stern and Carr). One non-incident class action remains pending in Illinois (Fisher); we have filed a motion for summary judgment in that case.
In the one remaining incident class, Snodgrass, Plaintiffs have filed a renewed motion to certify a class. That motion will be heard on November 19, 1999.

     In the related subrogation actions filed by State Farm and the California State Automobile Association Inter-insurance Bureau in California, and consolidated for pretrial proceedings in New Jersey, final rulings on Ford's motions to dismiss have effectively been deferred until after the cases have been remanded to California. We expect those cases to be remanded in the near future.

     Lease Agreement Disclosure. (Previously discussed under Class Actions in the Legal Proceedings sections of the 10-K Report, Ford's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 (the "First Quarter 10-Q Report") and the Second Quarter 10-Q Report.) A Michigan state court dismissed a purported class action alleging that Ford Credit and Primus leasing contracts improperly failed to disclose acquisition and administrative fees that are included in the amount of a customer's monthly lease payment.

     Air Bag. (Previously discussed under Class Actions in the Legal Proceedings sections of the 10-K Report and the First Quarter 10-Q Report.) The last remaining airbag class action has been dismissed without prejudice.

     Lease Residual. (Previously discussed under Class Actions sections of the 10-K Report.) Ford Credit and each of the individual plaintiffs have settled the individual claims arising out of Shore v. Ford Credit. The trial court in Higginbotham v.Ford Credit granted summary judgment against the Plaintiff and in favor of Ford Credit on all but one claim, and Plaintiff subsequently agreed to dismiss all of her remaining claims against Ford and Ford Credit. However, the Plaintiff is now attempting to reactivate her purported class statewide class action against Ford Credit in Florida and to relitigate the issues decided against her in Illinois. We are optimistic that the federal court in Florida will not permit this.

     Windstar Transmission. (Previously discussed under Class Actions in the Legal Proceedings sections of the First Quarter 10-Q Report and in the Second Quarter 10-Q Report.) On October 27, 1999, the trial court dismissed the non-California plaintiffs, dismissed all except one count (false advertising), and ruled that any class that might later be certified will be limited to owners who experienced a malfunction. The dismissals are without prejudice, and plaintiffs have 20 days to again amend their complaint. It is therefore possible (but not likely) that some claims could be reinstated. These rulings greatly improve our prospects for opposing class certification.

     Retail Lessee Insurance Coverage. (Previously discussed under Class Actions in the Legal Proceedings section of the Second Quarter 10-Q Report.) Ford has filed a motion for summary judgment based on the policy language and the intentions of the parties.

     Seat Backs. (Previously discussed under Class Actions in the Legal Proceedings section of the Second Quarter 10-Q Report.) A fifth statewide class action has been filed in New Hampshire. Motions to dismiss have been or will be filed in all five cases.

     Lifetime Service Guarantee. (Previously discussed under Class Actions in the Legal Proceedings section of the 10-K Report.) Plaintiffs' motion to certify a class will be heard by the trial court on November 15, 1999.

--------------------------

Environmental Matters
---------------------

     CCA Lawsuit (Previously discussed under Environmental Matters in the Legal Proceedings section of the 10-K Report). CCA has informed us that it intends to withdraw its appeal.

     Waste Disposal. The United States Environmental Protection Agency ("EPA") has initiated a civil enforcement action against Ford as a result of Ford Venezuela's shipment of industrial wastes from its Valencia Assembly Plant in Venezuela for disposal in Texas. Ford also has received a subpoena and been notified that it is the subject of a grand jury investigation based on the same facts. Ford Venezuela shipped the industrial waste to the U.S. for disposal under the more stringent U.S. disposal requirements because of the unavailability of adequate disposal facilities in Venezuela and to ensure proper disposal of the waste. Although Ford believes that the subject waste is properly classified as non-hazardous under U.S. environmental laws, the EPA contends that even if the wastes do not exhibit any hazardous characteristics, they nevertheless may be the product of a process that is automatically deemed hazardous under applicable regulations. If Ford is determined to have violated EPA regulations regarding the disposal of hazardous wastes, Ford could be required to pay substantial fines which could exceed $100,000. It is impossible at this point in the proceedings to determine what amount, if any, Ford may be required to pay.

     Permit Modification. Ford has received a letter of violation from the Michigan Department of Environmental Quality alleging that our Rawsonville Plant located in Michigan failed to obtain a necessary permit modification in connection with a change in raw material used at the facility. At the agency's request, Ford has submitted a permit modification application. The failure to obtain the permit modification could result in a fine in excess of $100,000. Settlement discussions between Ford and the agency are ongoing.

     Ohio Assembly Plant. On September 30, 1999, the EPA filed a complaint and compliance order against Ford, alleging violations of the Resource Conservation and Recovery Act ("RCRA") at Ford's Ohio Assembly Plant. The complaint included a proposed civil penalty. The most significant count in the complaint alleges that Ford failed to monitor certain paint process equipment at the plant for air emissions, in violation of RCRA requirements. Ford disputes the EPA's allegations, including factual assertions and interpretations of law, and has requested a hearing to contest the charges made in the complaint. Ford expects to prevail in the challenge to the EPA's complaint. However, if Ford is unsuccessful, liability in this case may exceed $100,000.

Other Matters
-------------

     OFCCP Proceeding. (Previously discussed under Other Matters in the Legal Proceedings section of the 10-K Report.) A tentative settlement has been reached with OFCCP. The settlement addresses all pending compliance investigations commenced by OFCCP, including the Kentucky matter. The tentative accord requires the Company to pay $3.8 million in settlement and to hire 75 hourly workers (without retroactive seniority) scattered among nine manufacturing facilities within three years.

Item 5. Other Information
------------------------=

Governmental Standards
----------------------

     Mobile Source Emissions Control. (Previously discussed in the Governmental Standards section of the 10-K Report and in the Second Quarter 10-Q Report.)
In October, the EPA proposed new post-2004 emissions standards for "heavy-duty" trucks (8,500 - 14,000 lbs. gross vehicle weight). These proposed standards are likely to pose technical challenges and may affect the competitive position of full-line vehicle manufacturers such as Ford.

-------------------------

Other Information
-----------------

     We have entered into a new collective bargaining agreement with the United Automobile Workers ("UAW") that will expire on September 14, 2003. The new UAW agreement will increase Ford's labor costs in respect of employees represented by the UAW by an average of about 5.5% per year over the term of the contract. We also have entered into a new collective bargaining agreement with the Canadian Automobile Workers ("CAW") that will expire on September 21, 2002.
The new CAW agreement will increase Ford's labor costs in respect of employees represented by the CAW by an average of about 6% per year over the term of the contract.

     All local CAW contracts are settled, but our management at several of our plants in the United States are continuing to negotiate to resolve local issues with the UAW. In addition, we will be negotiating new collective bargaining agreements with labor unions in Europe later this year. A work stoppage could occur as a result of these negotiations, which, if protracted, could substantially adversely affect Ford's profits.

     As part of the new UAW agreement, we also agreed that in connection with any spin-off, sale or other transfer of our Visteon operations: (1) all of our employees who are represented by the UAW and who work at a Visteon facility on the date of such spin-off, sale or transfer will remain Ford employees indefinitely and will continue to be covered under our master agreement with the UAW; (2) Visteon or its successor will continue to use the services of such employees after any such spin-off, sale or transfer; (3) Visteon or its successor will agree to adopt a collective bargaining agreement for hourly employees hired by it after any such spin-off, sale or transfer that has terms identical to the terms of the current master agreement between Ford and the UAW and the next two immediately succeeding master agreements between Ford and the UAW; and (4) Visteon or its successor will be required to provide any UAW-represented employees hired by it during the terms of the three master agreements mentioned above with wages, benefits and other terms and conditions of employment that are identical to those required to be provided from time to time by Ford to its UAW-represented employees for the duration of such employee's employment with, and retirement from, Visteon or such successor.


                                                                                               Supplemental Schedule



                               Ford Motor Company

                  CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                  ---------------------------------------------
                                  (in millions)


Ford Capital B.V.
                                                           September 30,              December 31,
                                                               1999                       1998
                                                           ----------------           --------------
                                                             (unaudited)

Current assets                                                $  654                     $  621
Noncurrent assets                                              2,412                      2,388
                                                              ------                     ------
  Total assets                                                $3,066                     $3,009
                                                              ------                     ------
                                                              ------                     ------

Current liabilities                                           $  613                     $  394
Noncurrent liabilities                                         2,240                      2,430
Minority interests in net
 assets of subsidiaries                                           15                         15
Stockholder's equity                                             198                        170
                                                              ------                     ------
  Total liabilities and
   stockholder's equity                                       $3,066                     $3,009
                                                              ------                     ------
                                                              ------                     ------



                                                           Third Quarter                Nine Months
                                                        ---------------------      ----------------------
                                                         1999         1998          1999         1998
                                                        --------    ---------      --------    ---------
                                                            (unaudited)                 (unaudited)

Sales and other revenue                                  $514        $478         $1,896       $1,757
Operating income/(loss)                                   (27)         49            104           79
Income/(Loss) before income taxes                         (33)         49             71           79
Net income/(loss)                                         (15)         42             46           56




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

     (a)   Exhibits
           --------

           Please refer to the Exhibit Index on page 25.

     (b)   Reports on Form 8-K
           -------------------

           The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 1999:

           Current Report on Form 8-K dated July 15, 1999 included information relating to Ford's issuance of 7.45% Notes due July 16, 2031





                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             FORD MOTOR COMPANY
                                    ----------------------------------------

                                                 (Registrant)








Date:     November 11, 1999         By:   /s/ W. A. Swift
                                       ----------------------------------
                                           W. A. Swift
                                           Vice President - Corporate Controller
                                          (principal accounting officer)


                                  EXHIBIT INDEX
                                  -------------



  Designation                                                    Description
  -------------------------    -----------------------------------------------------------------------------------------
  Exhibit 10                   Amendment to Ford Motor Company Deferred Compensation Plan, effective as of
                               October 29, 1999

  Exhibit 12                   Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to
                               Combined Fixed Charges and Preferred Stock Dividends.

  Exhibit 15                   Letter of PricewaterhouseCoopers LLP, Independent Public Accountants, dated
                               November 11, 1999, relating to Financial Information.

  Exhibit 27.1                 Financial Data Schedule, Automotive Sector, for the Nine Months Ended
                               September 30, 1999 (included with electronic EDGAR filing only).

  Exhibit 27.2                 Financial Data Schedule, Financial Services Sector, for the Nine Months Ended
                               September 30, 1999 (included with electronic EDGAR filing only).

  Exhibit 27.3                 Financial Data Schedule, Conglomerate Totals, for the Nine Months Ended
                               September 30, 1999 (included with electronic EDGAR filing only).

