Form 10-K
period 1999-12-31
FORD MOTOR CO
filed 2000-03-16
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K
(Mark One)

  X       Annual report pursuant to Section 13 or 15(d) of the Securities
----      Exchange Act of 1934 (No Fee Required)

          For the fiscal year ended December 31, 1999

          or

          Transition report pursuant to Section 13 or 15(d) of the Securities
----      Exchange Act of 1934 (No Fee Required)

          For the transition period from         to
                                         -------    -------

                          Commission file number 1-3950
                                                 ------

                               FORD MOTOR COMPANY
                               ------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                     38-0549190
         --------                                     ----------
  (State of incorporation)               (I.R.S. employer identification no.)


    One American Road, Dearborn, Michigan                    48126
    -------------------------------------                    -----
   (Address of principal executive offices)                 (Zip code)


                                  313-322-3000
                                  ------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
         Title of each class                         which registered (a)
         -------------------                       ----------------------------
Common Stock, par value $1.00 per share            New York Stock Exchange
                                                   Pacific Coast Stock Exchange

Depositary Shares, each representing               New York Stock Exchange
1/2,000 of a share of Series B Cumulative
Preferred Stock, as described below

---------------
(a) In addition, shares of Common Stock of Ford are listed on certain stock exchanges in the European Union.

                            [Cover page 1 of 2 pages]

Securities registered pursuant to Section 12(g) of the Act:

Series B Cumulative Preferred Stock, par value $1.00 per share, with an annual dividend rate of $4,125 per share and a liquidation preference of $50,000 per share.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 25, 2000, Ford had outstanding 1,135,568,311 shares of Common Stock and 70,852,076 shares of Class B Stock. Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($42 15/16 a share), the aggregate market value of such Common Stock was $48,758,464,354. Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock. The shares of Common Stock and Class B Stock outstanding at February 25, 2000 included shares owned by persons who may be deemed to be "affiliates" of Ford. We do not believe, however, that any such person should be considered to be an affiliate. For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford's Annual Meeting of Stockholders to be held on May 11, 2000 (our "Proxy Statement"), which is incorporated by reference under various Items of this Report.

                       Document Incorporated by Reference*
                       ----------------------------------

       Document                                            Where Incorporated
       -------                                             ------------------
   Proxy Statement                                          Part III (Items 10,
                                                             11, 12 and 13)

__________________________
* As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.













                            [Cover page 2 of 2 pages]

                                     PART I


Item 1. Business
----------------

     Ford Motor Company was incorporated in Delaware in 1919. We acquired the business of a Michigan company, also known as Ford Motor Company, incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford. We are the world's largest producer of trucks and the second-largest producer of cars and trucks combined. We and our subsidiaries also engage in other businesses, including manufacturing automotive components and systems and financing and renting vehicles and equipment.



                                    Overview


     Ford's business is divided into two business sectors, and we manage these sectors as four primary operating segments. These business sectors and operating segments are described below.

Business Sectors           Operating Segments                 Description
----------------           ------------------                 ------------
Automotive:
                           Automotive                         design, manufacture, sale and service
                                                              of cars and trucks

                           Visteon Automotive Systems         design, manufacture, sale and service of
                                                              automotive components and systems

Financial Services:
                           Ford Motor Credit Company          vehicle-related financing, leasing and
                                                              insurance

                           The Hertz Corporation              renting and leasing of cars and trucks and
                                                              renting industrial and construction
                                                              equipment, and other activities


     We provide financial information (such as, revenues, income and assets) for each of these business sectors and operating segments in three areas of this Report: (1) Item 6. "Selected Financial Data" on pages 36 through 38;
(2) Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 39 through 50; and (3) Note 18 of our Notes to Financial Statements located at the end of this Report (pages FS-29 and FS-30). Financial information relating to certain geographic areas is also included in the above-mentioned areas of this Report.

                                Automotive Sector


     We sell cars and trucks and automotive components and systems throughout the world. In 1999 we sold 7.2 million vehicles throughout the world. Our automotive vehicle brands include Ford, Mercury, Lincoln, Volvo, Jaguar, Aston Martin and TH!NK. In addition, we own 33.4% of Mazda Motor Corporation ("Mazda"). We completed the purchase of AB Volvo's worldwide passenger car business ("Volvo Car") on March 31, 1999. As a result, our 1999 results and financial condition include Volvo Car's results and financial condition since the date of the acquisition.

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

The automotive industry outside of the United States consists of many producers, with no single dominant producer. Certain manufacturers, however, account for the major percentage of total sales within particular countries, especially their countries of origin. Most of the factors that affect the United States automotive industry and its sales volumes and profitability are equally relevant outside the United States.

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

     Our unit sales vary with the level of total industry demand and our share of that industry demand. Our share is influenced by how our products compare with those offered by other manufacturers based on many factors, including design, driveability, price, quality, reliability, safety and utility. Our share also is affected by our timing of new model introductions and manufacturing capacity limitations. Our ability to satisfy changing consumer preferences with respect to type or size of vehicle and its design and performance characteristics can impact our sales and earnings significantly.

         The profitability of vehicle sales is affected by many factors, including the following:

          o unit sales volume
          o the mix of vehicles and options sold
          o the margin of profit on each vehicle sold
          o the level of "incentives" (price discounts) and other marketing costs
          o the costs for customer warranty claims and other customer satisfaction actions
          o the costs for government-mandated safety, emission and fuel economy technology and equipment
          o the ability to manage costs
          o the ability to recover cost increases through higher prices

Further, because the automotive industry is capital intensive, it operates with a relatively high percentage of fixed costs, which can result in large changes in earnings from relatively small changes in unit volume.

     Following is a discussion of the automotive industry in the principal markets where we compete, as well as a discussion of our Visteon operating segment, our Automotive Consumer Services Group and our ConsumerConnect e-commerce initiatives and strategy:

United States
-------------

     Sales Data. The following table shows U.S. industry retail deliveries of cars and trucks for the years indicated:

                                                                  U. S. Industry Retail Deliveries
                                                                         (millions of units)
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    1999          1998          1997          1996          1995
                                                  ---------     ---------     ----------    ---------     ----------
Cars........................................          8.7           8.2           8.3           8.6           8.6
Trucks......................................          8.7           7.8           7.2           6.9           6.5
                                                     ----          ----          ----          ----          ----
Total.......................................         17.4          16.0          15.5          15.5          15.1
                                                     ====          ====          ====          ====          ====

     We classify cars by small, middle, large and luxury segments and trucks by compact pickup, compact bus/van/utility, full-size pickup, full-size bus/van/utility and medium/heavy segments. The large and luxury car segments and the compact bus/van/utility, full-size pickup and full-size bus/van/utility truck segments include the industry's most profitable vehicle lines. The term "bus" as used in this discussion refers to vans designed to carry passengers. The following tables show the proportion of United States retail car and truck unit sales by segment for the industry (including Japanese and other foreign-based manufacturers) and Ford for the years indicated:

                                                               U. S. Industry Vehicle Sales by Segment
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    1999          1998          1997          1996          1995
                                                  ---------     ---------     ----------    ---------     ----------
CARS
Small.......................................         16.1%         16.9%         18.1%         19.1%         19.6%
Middle......................................         23.7          23.6          24.7          25.6          26.4
Large.......................................          3.0           3.4           3.9           3.9           4.3
Luxury......................................          7.1           7.1           6.7           6.7           6.8
                                                    -----         -----         -----         -----         -----
Total U.S. Industry Car Sales...............         49.9          51.0          53.4          55.3          57.1
                                                    -----         -----         -----         -----         -----

TRUCKS
Compact Pickup..............................          6.2%          6.7           6.4           6.2           6.8
Compact Bus/Van/Utility.....................         22.1          21.1          20.0          19.0          18.0
Full-Size Pickup............................         12.7          12.4          12.0          12.6          11.5
Full-Size Bus/Van/Utility...................          6.5           6.5           6.1           5.0           4.4
Medium/Heavy................................          2.6           2.3           2.1           1.9           2.2
                                                    -----         -----         -----         -----         -----
Total U.S. Industry Truck Sales.............         50.1          49.0          46.6          44.7          42.9
                                                    -----         -----         -----         -----         -----

Total U.S. Industry Vehicle Sales...........        100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====


                                                                Ford Vehicle Sales by Segment in U.S.
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    1999          1998          1997          1996          1995
                                                  ---------     ---------     ----------    ---------     ----------
CARS
Small.......................................         13.5%         13.1%         12.7%         13.4%         15.1%
Middle......................................         15.7          16.7          19.6          22.1          22.3
Large.......................................          5.7           5.7           5.6           5.3           4.9
Luxury......................................          6.0           4.2           4.1           4.1           4.4
                                                    -----         -----         -----         -----         -----
Total Ford U.S. Car Sales...................         40.9          39.7          42.0          44.9          46.7
                                                    -----         -----         -----         -----         -----

TRUCKS
Compact Pickup..............................          8.4%          8.4           7.7           7.4           8.0
Compact Bus/Van/Utility.....................         17.7          18.1          18.9          20.0          20.1
Full-Size Pickup............................         20.9          21.3          19.3          20.0          17.9
Full-Size Bus/Van/Utility...................         11.8          12.1          11.0           6.6           5.9
Medium/Heavy*...............................          0.3           0.4           1.1           1.1           1.4
                                                    -----         -----         -----        ------         -----
Total Ford U.S. Truck Sales.................         59.1          60.3          58.0          55.1          53.3
                                                    -----         -----         -----        ------         -----

Total Ford U.S. Vehicle Sales...............        100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====

---------------------------
*In 1997 Ford sold its heavy truck businesses in North America and Australia/New Zealand to Freightliner Corporation. Ford ceased production of heavy trucks in North America in December 1997. The transfer of the North American and Australian/New Zealand heavy truck businesses was completed in 1998.

     As shown in the tables above, since 1995 there has been a steady shift from cars to trucks for both industry sales and Ford sales.

     Market Share Data. The following tables show changes in car and truck United States market shares of the six leading vehicle manufacturers for the years indicated:

                                                                       U.S. Car Market Shares*
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    1999          1998          1997          1996          1995
                                                  ---------     ---------     ----------    ---------     ----------
   Ford**...................................         19.9%         20.4%         20.8%         21.6%         21.9%
   General Motors...........................         29.3          29.8          32.2          32.3          33.9
   DaimlerChrysler***.......................         10.3           10.7          10.2          10.9          10.0
   Toyota...................................         10.2          10.6           9.9           9.3           9.2
   Honda....................................          9.8          10.6          10.0           9.2           8.6
   Nissan...................................          4.6           5.0           5.7           5.9           6.0
   All Other****............................         15.9          12.9          11.2          10.8          10.4
                                                    -----         -----         -----         -----         -----
      Total U.S. Car Retail Deliveries              100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====


                                                                      U.S. Truck Market Shares*
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    1999          1998          1997          1996          1995
                                                  ---------     ---------     ----------    ---------     ----------
   Ford.....................................         28.2%         30.2%         31.1%         31.1%         31.9%
   General Motors...........................         27.8          27.5          28.8          29.0          29.9
   DaimlerChrysler***.......................         22.2          23.2          21.9          23.4          21.3
   Toyota...................................          6.7           6.3           5.7           5.3           4.5
   Honda....................................          2.6           1.9           1.5           0.8           0.8
   Nissan...................................          3.2           2.7           3.6           3.6           3.9
   All Other****............................          9.3           8.2           7.4           6.8           7.7
                                                    -----         -----         -----         -----         -----
      Total U.S. Truck Retail Deliveries....        100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====

                                                             U.S. Combined Car and Truck Market Shares*
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    1999          1998          1997          1996          1995
                                                  ---------     ---------     ----------    ---------     ----------
   Ford**...................................         24.1%         25.2%         25.6%         25.8%         26.2%
   General Motors...........................         28.5          28.7          30.6          30.8          32.2
   DaimlerChrysler***.......................         16.3          16.8          15.6          16.5          14.8
   Toyota...................................          8.5           8.5           7.9           7.5           7.2
   Honda....................................          6.2           6.3           6.0           5.5           5.3
   Nissan...................................          3.9           3.9           4.7           4.8           5.1
   All Other****............................         12.5          10.6           9.6           9.1           9.2
                                                    -----         -----         -----         -----         -----
      Total U.S. Car and Truck Retail Deliveries    100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====

__________________________
* All U.S. retail sales data are based on publicly available information from the media and trade publications.
** Ford purchased Volvo Car on March 31, 1999. The figures shown here include Volvo Car on a pro forma basis for the periods prior to its acquisition by Ford. During the period from 1995 through 1998, Volvo Car represented no more than 1.2 percentage points of total market share during any one year.
*** Chrysler and Daimler-Benz merged in late 1998. The figures shown here combine Chrysler and Daimler-Benz (excluding Freightliner and Sterling Heavy Trucks) on a pro forma basis for the periods prior to their merger.
**** "All Other" includes primarily companies based in various European countries and in Korea. The increase in combined market share shown for "All Others" reflects primarily increases in market share for Volkswagen AG and the Korean manufacturers.

     The decline in United States market share for Ford is primarily the result of capacity constraints on several key products due to strong demand in that market.

     Marketing Incentives and Fleet Sales. Automotive manufacturers that sell vehicles in the United States frequently give purchasers price discounts or other marketing incentives. These incentives are the result of competition from new product offerings by manufacturers and the desire to maintain production levels and market shares. Manufacturers provide these incentives to both retail and fleet customers (fleet customers include daily rental companies, commercial fleet customers, leasing companies and governments). Marketing incentives generally are higher during periods of economic downturns, when excess capacity in the industry tends to increase.

     Our marketing costs in the United States as a percentage of gross sales revenue were as follows for the following three years: 10.6% (1999), 10.4%
(1998) and 8.7% (1997). These "marketing costs" include primarily (i) marketing incentives on vehicles, such as retail rebates and costs for special financing and lease programs, (ii) reserves for costs and/or losses associated with our required repurchase of certain vehicles sold to daily rental companies and
(iii) costs for advertising and sales promotions for vehicles. The increase in marketing costs over the last several years is a result of intense competition in the United States market.

     Fleet sales generally are less profitable than retail sales, and sales to daily rental companies generally are less profitable than sales to other fleet purchasers. The mix between sales to daily rental companies and other fleet customers has been about evenly split in recent years. The table below shows our fleet sales in the United States, and the amount of those sales as a percentage of our total United States car and truck sales, for the last five years.

                                                                          Ford Fleet Sales
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    1999          1998          1997          1996          1995
                                                  ---------     ---------     ----------    ---------     ----------
Units sold..................................      940,000       878,000       923,000       936,000       971,000
Percent of Ford's total U.S. car and truck sales     23%           22%           24%           24%           25%

     Warranty Coverage. We presently provide warranty coverage for defects in factory-supplied materials and workmanship on all vehicles (other than medium trucks) we sell in the United States. This warranty coverage for Ford/Mercury vehicles extends for 36 months or 36,000 miles (whichever occurs first) and covers components of the vehicle, other than tires which are warranted by the tire manufacturers. The United States warranty coverage for luxury vehicles (Lincoln, Jaguar, and Volvo) extends for 48 months or 50,000 miles (whichever occurs first). In general, different warranty coverage is provided on medium/heavy trucks and on vehicles sold outside the United States. In addition, as discussed below under "Governmental Standards - Mobile Source Emissions Control", the Federal Clean Air Act requires warranty coverage for a "useful life" of 10 years or 100,000 miles (whichever occurs first) for emissions equipment on most light duty vehicles sold in the United States. As a result of these warranties and the increased concern for customer satisfaction, costs for warranty repairs, emissions equipment repairs and customer satisfaction actions ("warranty costs") can be substantial. Estimated warranty costs for each vehicle sold by us are accrued at the time of sale. Such accruals, however, are subject to adjustment from time to time depending on actual experience.

Europe
------

     Outside of the United States, Europe is our largest market for the sale of cars and trucks. The automotive industry in Europe is intensely competitive. Over the past year, 60 new or freshened vehicles were introduced in the European market by various manufacturers. For the past 13 years, the top six manufacturers have each achieved a car market share in about the 10% to 18% range. (Manufacturers' shares, however, vary considerably by country.) This competitive environment is expected to intensify further as a result of import restrictions on vehicles assembled in Japan having been removed in total on December 31, 1999, and as Japanese manufacturers, which together had a European car market share of 12% for 1999, increase their production capacity in Europe. We estimate that in 1999 the European automotive industry had excess capacity of approximately 6 million units (based on a comparison of European domestic demand and capacity).

     In 1999, vehicle manufacturers sold approximately 17 million cars and trucks in Europe, up 6% from 1998 levels. Ford's combined car and truck market share in Europe in 1999 was 10.6%, up 4/10 of one percentage point from 1998.

     Britain and Germany are our most important markets within Europe, although the Southern European countries are becoming increasingly significant. Any adverse change in the British or German market has a significant effect on our total automotive profits. For 1999 compared with 1998, total industry sales were down 2.3% in Britain and up 1.8% in Germany.

     For purposes of the figures shown in this section for 1999 and prior years, we have considered Europe to consist of the following 15 markets:
Britain, Germany, France, Italy, Spain, Austria, Belgium, Ireland, Netherlands, Portugal, Switzerland, Finland, Sweden, Denmark, and Norway. Beginning
January 1, 2000 and going forward, we will include the following four additional markets as part of the European market: Czech Republic, Greece, Hungary, and Poland.

Other Markets
-------------

     Mexico and Canada. Mexico and Canada also are important markets for us.
In 1999, industry sales of new cars and trucks in Mexico were approximately 690,000 units, up 4% from 1998 levels. In Canada, industry sales of new cars and trucks in 1999 were approximately 1.5 million units, up 7% from 1998 levels. Ford's combined car and truck market share in these markets in 1999 was 16.5% (Mexico) and 19% (Canada).

     South America. Brazil and Argentina are our principal markets in South America. The economic environment in those countries has been volatile in recent years, leading to large variations in industry sales. Results have also been influenced by the devaluation of the Brazilian currency and government actions to reduce inflation and public deficits. Industry sales in 1999 were
1.3 million units in Brazil, down about 19% from 1998, and approximately 380,000 units in Argentina, down 16% from 1998. The devaluation of the Brazilian Real and continued weak economic conditions will adversely affect industry sales in 2000. Ford's combined car and truck market share in these markets in 1999 was 9.7% (Brazil) and 15.3% (Argentina).

     Asia Pacific. In the Asia Pacific region, Australia, Taiwan and Japan are our principal markets. Industry volumes in 1999 in this region were as follows: approximately 787,000 units in Australia (down 3% from 1998), approximately 424,000 units in Taiwan (down 11% from 1998) and approximately 5.9 million units in Japan (unchanged from 1998). In 1999, Ford's combined car and truck market share in Australia was 16.1%. In Taiwan, we had a combined car and truck market share in 1999 of 12.6%. Our combined car and truck market share in Japan has been less than 1% in recent years. We own a 33.4% interest in Mazda Motor Corporation ("Mazda") and account for Mazda on an equity basis. Mazda's market share in Japan has been 5-6% in recent years. Our principal competition in the Asia Pacific region has been the Japanese manufacturers. We anticipate that the continuing relaxation of import restrictions (including duty reductions) in Australia and Taiwan will intensify competition in those markets.

     We opened a new assembly plant in India in 1999, launching an all-new small car (the IKON) designed specifically for that market. We expect India to become one of our most important markets in Asia in the future.

     Africa. We have operated in the South African market as a 45% owner in the South African Motor Corporation (Pty.) Limited ("SAMCOR"). In January 2000, Ford and its principal partner, Anglo American Corporation of South Africa Limited, announced that Ford will purchase Anglo's 45% interest in SAMCOR; 35% will be purchased during 2000 and the remaining 10% will be purchased in approximately two years. We have also agreed to purchase during 2000, the 10% interest in SAMCOR that is currently owned by the SAMCOR Employee Trust. Each of these purchases is subject to receiving prior regulatory approval.

     SAMCOR assembles and distributes Ford, Mazda, and Mitsubishi vehicles in South Africa, and is also expected to begin assembling and distributing Volvo vehicles. In addition, SAMCOR distributes Jaguar vehicles. In 1999, industry volume in South Africa was approximately 296,000 units, down 6.0% from 1998 levels. SAMCOR's combined car and truck market share in 1999 was 15% for the four brands it distributes; the share for the Ford brands was 6.1%.

Industry Consolidation and Global Competition
---------------------------------------------

     The worldwide automotive industry is trending toward further consolidation, such as the DaimlerChrysler merger, our acquisition of Volvo Car and the recently announced alliance between General Motors and Fiat. Such consolidation could be good for the industry to the extent it reduces excess capacity. Consolidation could also result in there being fewer but stronger competitors in the industry. We believe that Ford is well-positioned and does not need to participate in the consolidation trend to compete globally. However, as with our purchase of Volvo Car, we consider opportunities with other manufacturers when we believe it would be beneficial to our business. Presently, our major competitors on a global basis are DaimlerChrysler, General Motors, Honda, Toyota and Volkswagen.


Visteon Automotive Systems
--------------------------

     Visteon is an enterprise of Ford and consists of certain subsidiaries and divisions of Ford. Visteon is a global provider of integrated systems and components to automotive manufacturers and other automotive suppliers. Visteon ranks as the third-largest automotive supplier in the world based on revenues of $19.4 billion for 1999. Visteon operates in three business segments:

               o Comfort, Communication & Safety, composed of climate control systems and interior/exterior systems product groups. The climate control systems product group produces fluid transport, air handling, heat exchange and compressor products. The interior/exterior product group produces cockpit, instrument panel, interior trim and seats, lighting and bumper products.

               o Dynamics & Energy Conversion, composed of energy transformation systems and chassis systems product groups. The energy transformation systems product group produces energy management, distributed power generation, electrical conversion, and fuel storage and delivery products. The chassis systems product group produces axle and driveline, steering and chassis component products.

               o Glass, which produces vehicle glass for Ford and aftermarket customers, and also produces architectural glass.

     Currently, most of Visteon's business is with Ford. In 1999 Visteon's mix of business was 88% Ford and 12% non-Ford. In addition, in 1999 most of Visteon's business was in North America (81%). Visteon's goal, however, is to continue to obtain new business from companies other than Ford and to further expand its business beyond North America. In 1999, 38% of Visteon's new business was from non-Ford customers and 39% was from outside North America.

         Below are some financial highlights for Visteon (in millions):

                                                                               Years Ended December 31,
                                                                         -------------------------------------
                                                                              1999                 1998
                                                                         ----------------     ----------------
         Revenue                                                              19,366              $17,762
         Pre-Tax Income                                                        1,172                1,116
         Net Income                                                              735                  703

         After-Tax Return on Sales                                              3.9%                 3.9%

     We previously announced that one of our financial milestones for the year 2000 is for Visteon to achieve independence. We have taken a major step toward achieving greater independence for Visteon by starting the process of changing Visteon from an enterprise of Ford into a separate legal entity that will be a wholly-owned subsidiary of Ford.

Automotive Consumer Services Group
----------------------------------

     Automotive Consumer Services Group is a global automotive service organization within Ford that includes Ford Customer Service Division and an all-makes channel consisting of several leading automotive service brands.

     Ford Customer Service Division supports consumers of Ford vehicles through a network of franchised dealers. This is the principal source of vehicle service and customer support for Ford Motor Company vehicle owners, traditionally recognized by the Quality CareTM brand.

     In the all-makes channel, vehicle owners for all automotive brands can access services in areas of maintenance and light repair, collision repair, extended service business and recycling. Our all-makes channel of companies includes: Kwik-Fit (maintenance and light repair in Europe), Pit Stop (maintenance and light repair in Europe), Speedy (maintenance and light repair in Europe), Master Service (maintenance and light repair in Mexico), B-quik (maintenance and light repair in Thailand), Collision Team of America (collision repair in the U.S.), Howard Basford (collision repair in the U.K.), and Automobile Protection Corporation (extended service business selling all-makes policies through dealers in the U.S.). The characteristics of the all-makes channel align closely with the Group's core dealer business and expand the customer base to consumers previously outside the Ford network of service providers.

     Automotive Consumer Services Group conducts business in 38 countries and serves consumers through over 13,000 dealer outlets and over 2,000 all-makes outlets.


ConsumerConnect
---------------

     We believe we are one of the leading automotive companies in electronic commerce and have created a number of joint ventures with leading Internet and software companies that touch every aspect of our business. The most significant of these to date was announced on February 25, 2000, when Ford, General Motors and DaimlerChrysler announced plans to merge the two existing business-to-business Internet-based supplier exchanges into a single global portal, creating the world's largest virtual marketplace. This new venture will be open to all auto manufacturers, their suppliers and dealers, and eventually could be expanded to include other industries. Oracle Corporation and Commerce One, Inc. were announced as the technology partners in this venture.

     This announcement followed a number of others in which we established joint ventures or partnerships with leaders like Microsoft, Trilogy, Yahoo! an others to disseminate to consumers information about our car and truck brands, improve the purchase experience by reducing complexity and providing a more satisfying experience, attract target customers and build consumer loyalty through alliances with sites like iVillage and bolt.com and to improve our customer service centers through our joint venture with TeleTech Holdings, Inc. These and other initiatives are part of a cohesive, deliberate strategy to transform Ford into a consumer company and an automotive leader in e-commerce.

                            Financial Services Sector


Ford Motor Credit Company
-------------------------

     Ford Credit is an indirect wholly owned subsidiary of Ford. Ford Credit and its subsidiaries provide wholesale financing and capital loans to Ford retail dealerships and associated non-Ford dealerships throughout the world. Most of these dealerships are privately owned. Ford Credit also purchases from these dealerships retail installment sale contracts and retail leases. In addition, it makes loans to vehicle leasing companies, the majority of which are affiliated with such dealerships. Subsidiaries of Ford Credit provide these financing services in the United States, Europe, Canada, Australia, Indonesia, Brazil, Mexico, Argentina, Taiwan, Puerto Rico, New Zealand, Japan, Thailand, the Philippines and India to Ford and non-Ford dealerships. A substantial majority of all new vehicles financed by Ford Credit and its subsidiaries are manufactured by Ford and our affiliates. Ford Credit also provides retail financing for used vehicles built by Ford and other manufacturers. In addition to vehicle financing, Ford Credit makes loans to affiliates of Ford and finances certain receivables of Ford and our subsidiaries.

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

     Ford Credit financed the following percentages of new Ford cars and trucks sold or leased at retail and sold at wholesale in the United States and Europe during the last three years:

                                                               Years Ended December 31,
                                                  ----------------------------------------------------
                                                       1999               1998               1997
                                                  ---------------    ---------------     -------------
         United States
         -------------
         Retail*............................           47.2%              42.3%               37.5%
         Wholesale..........................           83.5               82.5                79.8

         Europe
         ------
         Retail*............................           32.8               32.5                29.1
         Wholesale..........................           96.4               95.4                95.0

         ___________________
         * As a percentage of total sales and leases of Ford vehicles, including cash sales.

     Ford Credit's net finance receivables and net investment in operating leases were as follows at the dates indicated (in millions):

                                                                                     December 31,
                                                                         -------------------------------------
                                                                              1999                 1998
                                                                         ----------------     ----------------
         Net finance receivables
              Retail                                                         $76,182              $67,733
              Wholesale                                                       26,450               22,650
              Other                                                            7,244                6,839
                                                                            --------              -------
                  Total finance receivables, net of unearned income          109,876               97,222
              Less:  allowance for credit losses                              (1,122)              (1,280)
                                                                            --------              -------
                  Net finance receivables                                   $108,754              $95,942
                                                                            ========              =======

         Net investment in operating leases
              Vehicles, at cost                                              $41,537              $42,663
              Lease origination costs                                             52                   63
                  Less:  Accumulated depreciation                             (8,397)              (7,891)
                         Allowance for credit losses                            (354)                (268)
                                                                             -------              -------


                      Net investment in operating leases                     $32,838              $34,567
                                                                             =======              =======

     Ford Credit's total receivable balances related to accounts past due 60 days or more were as follows at the dates indicated (in millions):

                                                                                     December 31,
                                                                         -------------------------------------
                                                                              1999                  1998
                                                                         ---------------        --------------
         Retail                                                               $620                   $473
         Wholesale                                                              61                     73
         Other                                                                  46                     32
                                                                              ----                   ----
               Total                                                          $727                   $578
                                                                              ====                   ====

     The following table sets forth information concerning Ford Credit's credit loss experience with respect to the various categories and geographic regions of financing during the years indicated (in millions):

                                                                          Years Ended or at December 31,
                                                                  ------------------------------------------------
                                                                      1999             1998              1997
                                                                  -------------    -------------     -------------
         Net credit losses/(recoveries)
             Retail*                                                   $995           $1,031            $1,004
             Wholesale                                                    3                9                (1)
             Other                                                        2               (1)                4
                                                                     ------           ------            ------
                Total                                                $1,000           $1,039            $1,007
                                                                     ======           ======            ======

             United States                                             $884          $   916           $   900
             Europe                                                      66               57                67
             Other international                                         50               66                40
                                                                     ------           ------            ------
                Total                                                $1,000           $1,039            $1,007
                                                                     ======           ======            ======

         Net losses as a percentage of average net receivables**
             Retail                                                    1.06%            1.10%             1.17%
             Total finance receivables                                 0.74             0.86              0.89

         Provision for credit losses                                 $1,166           $1,180            $1,338
         Allowance for credit losses                                  1,476            1,548             1,471
         Allowance for credit losses as a percentage
             of net receivables**                                     1.04%            1.19%             1.27%

------------------
*Includes net credit losses on operating leases.
**Includes net investment in operating leases.

     Shown below is an analysis of Ford Credit's allowance for credit losses related to finance receivables and operating leases for the years indicated (in millions):

                                                                      1999             1998              1997
                                                                  -------------    -------------     -------------
         Balance, beginning of year                                  $1,548           $1,471            $1,218
           Additions                                                  1,166            1,180             1,338
           Deductions
              Losses                                                  1,274            1,243             1,239
              Recoveries                                               (274)           (203)              (232)
                                                                     ------           ------            ------
                Net losses                                            1,000            1,040             1,007
         Other changes, principally
           amounts relating to finance
           receivables and operating
           leases sold                                                  238               63                78
                                                                     ------           ------            ------
              Net deductions                                          1,238            1,103             1,085
                                                                     ------           ------            ------
         Balance, end of year                                        $1,476           $1,548            $1,471
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

     The ability of Ford Credit and FCE Bank to obtain funds is affected by their credit ratings and the nature and availability of support facilities, such as revolving credit agreements and receivables sales facilities. Ford Credit and FCE Bank's credit ratings are closely related to the financial condition of and the outlook for Ford. The long-term senior debt of each of Ford, Ford Credit and FCE Bank is rated "A1" (by Moody's Investors Service) and "A+" (by Standard & Poor's Ratings Group). The commercial paper of each of Ford Credit and FCE Bank is rated "Prime-1" (by Moody's) and "A-1" (by S&P).

     Under a profit maintenance agreement with Ford Credit, Ford has agreed to make payments to maintain Ford Credit's earnings at certain levels. In addition, under a support agreement with FCE Bank, Ford Credit has agreed to maintain a controlling interest in FCE Bank and to make payments to maintain FCE Bank's net worth at certain levels. No payments were required under either of these agreements during the period 1988 through 1999.

The Hertz Corporation
---------------------

     Hertz and its affiliates and independent licensees operate what Hertz believes is the largest car rental business in the world based upon revenues. They also operate one of the largest industrial and construction equipment rental businesses in North America based upon revenues. Hertz and its affiliates, associates and independent licensees, do the following:

     o rent and lease cars and trucks
     o rent industrial and construction equipment
     o sell their used cars and equipment
     o provide third-party claim management services
     o provide telecommunications services

These businesses are operated from approximately 6,500 locations throughout the United States and in approximately 140 foreign countries and jurisdictions. In April 1997, Hertz completed an initial public offering of common stock representing a 19.1% economic interest in Hertz.

     Below are some financial highlights for Hertz (in millions):

                                                                               Years Ended December 31,
                                                                         -------------------------------------
                                                                              1999                 1998
                                                                         ----------------     ----------------
         Revenue                                                              $4,728               $4,250
         Pre-Tax Income                                                          560                  465
         Net Income                                                              336                  277

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

     Mobile Source Emissions Control - U.S. Requirements. The Federal Clean
Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States. Currently, most light duty vehicles sold in the United States must comply with these standards for 10 years or 100,000 miles, whichever first occurs. The U.S. Environmental Protection Agency ("EPA") recently has promulgated post-2004 model year standards that are more stringent than the default standards contained in the Clean Air Act. These new regulations will require most light duty trucks to meet the same emissions standards as passenger cars by the 2007 model year. The stringency of the new standards may impact our ability to produce and offer a broad range of products with the characteristics and functionality that customers demand. The new standards also are likely to limit severely the use of diesel technology. In October, 1999, EPA also proposed new post-2004 emission standards for "heavy-duty" trucks (8,500-14,000 lbs. gross vehicle weight). These proposed standards are likely to pose technical challenges and may affect the competitive position of full-line vehicle manufacturers such as Ford.

     Pursuant to the Clean Air Act, California has received a waiver from the EPA to establish its own unique emissions control standards. New vehicles and engines sold in California must be certified by the California Air Resources Board ("CARB"). CARB's emissions requirements (the "California program") for model years 1994 through 2003 require manufacturers to meet a non-methane organic gases fleet average requirement that is significantly more stringent than that prescribed by the Clean Air Act for the corresponding periods of time. The California program initially required that a specified percentage of each manufacturer's vehicles produced for sale in California, beginning at 2% in 1998 and increasing to 10% in 2003, must be zero-emission vehicles ("ZEVs"), which produce no emissions of regulated pollutants. In 1996, CARB eliminated the ZEV mandate for the 1998-2002 model years; however, the 10% mandate remains in effect for the 2003 model year. Around the same time, vehicle manufacturers voluntarily entered into agreements with CARB that would essentially: (i) provide air quality benefits for California by certifying vehicles nationwide to standards comparable to the California low emission vehicle standards beginning with the 2001 model year, (ii) continue research and development of ZEV technology, and (iii) provide specific numbers of advanced technology battery vehicles through demonstration programs in California.

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

     In late 1998, CARB adopted stringent new vehicle emissions standards that must be phased in beginning in the 2004 model year. These new standards treat most light duty trucks the same as passenger cars and require both types of vehicles to meet new stringent emissions requirements. It is also expected that these new standards will essentially eliminate the use of diesel technology. CARB's new standards present a difficult engineering and technological challenge, and may impact our ability to produce and offer a broad range of products with the characteristics and functionality that customers demand.

     The Clean Air Act also permits other states which do not meet national ambient air quality standards to adopt the California program no later than two years before the affected model year. New York, Massachusetts, Vermont, and Maine have adopted the California program (NY and MA effective in the 1998 model year; VT effective in the 2000 model year; and ME effective in the 2001 model year). Only NY and MA have adopted California's ZEV mandates (VT's law provides for possible future adoption of a ZEV mandate after certain findings have been made). Maryland and New Jersey have laws requiring adoption of the California program and ZEV mandates after certain conditions have been met. There are major problems with transferring California standards to the Northeast, including the following: 1) many dealers sell vehicles in neighboring (non-California program) states, creating confusion over which emissions warranty applies; 2) the driving range of present ZEVs is greatly diminished (by more than 50 percent) in cold weather; and 3) the Northeast states have refused to adopt the California reformulated gasoline requirement, which may impair the ability of vehicles to meet California's "in-use" standards.

     As noted previously, California eliminated its ZEV mandate for the 1998-2002 model years. New York refused to eliminate its 1998-2002 ZEV requirement despite the Clean Air Act requirement of identicality with California standards. In August 1998, as a result of a legal challenge from the automotive industry, New York's pre-2003 model year ZEV requirements were declared invalid by the U.S. Court of Appeals for the Second Circuit. Massachusetts has attempted to adopt a ZEV mandate mirroring the voluntary agreements in California between auto manufacturers and CARB. A federal district court invalidated these regulations, but Massachusetts has appealed the decision to the U.S. Court of Appeals for the First Circuit. In September 1999, responding to a referral by the Court, EPA expressed its view that the California agreements do constitute "standards" which could be adopted as regulations by Massachusetts. This issue is still in litigation.

     The automotive industry has entered into a National Low Emissions Vehicle
(NLEV) program, which the EPA promulgated as a rule and which has been agreed to by all manufacturers and all states except Maine, Massachusetts, New York and Vermont. This NLEV program requires manufacturers to sell low emission vehicles in the participating northeastern states beginning with the 1999 model year, and throughout the remainder of the country beginning with the 2001 model year.

     Under the Clean Air Act, the EPA and CARB can require manufacturers to recall and repair non-conforming vehicles. The EPA, through its testing of production vehicles, also can halt the shipment of non-conforming vehicles. Ford may be required to recall, or may voluntarily recall, vehicles for such purposes in the future. The costs of related repairs or inspections associated with such recalls can be substantial.

     The Clean Air Act generally prohibits the introduction of new fuel additives unless a waiver is granted by the EPA. In 1995, the EPA was ordered by a federal court to grant such a waiver to Ethyl Corporation for the additive MMT. Ford and other manufacturers are concerned that the widespread use of MMT may impair the performance of current and future emissions systems and onboard diagnostics systems.

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

     Motor Vehicle Safety - The National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act") regulates motor vehicles and motor vehicle equipment in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration (the "Safety Administration"). Meeting or exceeding many safety standards is costly because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. There were pending before the Safety Administration 28 investigations relating to alleged safety defects in Ford vehicles as of February 20, 2000. A manufacturer also is obligated to recall vehicles if it determines that they do not comply with a safety standard. Should Ford or the Safety Administration determine that either a safety defect or a noncompliance exists with respect to certain of Ford's vehicles, the costs of such recall campaigns could be substantial.

     In November 1999, the Safety Administration published a supplemental notice of a proposed advanced air bag rule. This proposed rule, which, among other things, requires a 30 mph, fixed barrier crash test utilizing an unbelted adult-sized male dummy, could significantly affect the design and testing of new vehicles. While Ford supports efforts to further improve air bag systems, and is working with suppliers to introduce new designs, we have concerns about the proposed rule. These concerns include a dramatic increase in the number of required tests, complex and vague requirements, the potential need to incorporate unproven technology, and a potential increase in safety risks. We are moving to install advanced air bag restraint systems in our vehicles, but the proposed rule could interfere with these plans. If certain aspects of the rule were to become effective, it could significantly increase our costs, especially if it requires us to change our present advanced air bag design programs. We outlined our concerns in a December 1999 response to the Safety Administration's proposal. Several other companies and organizations including the National Transportation Safety Board, the Insurance Institute for Highway Safety and other automobile manufacturers share many of the same concerns and have also expressed their concerns with the government. The Safety Administration is expected to publish a final rule later this year.

     The Safety Administration is investigating the feasibility of a test to measure the propensity of a vehicle to roll. It is unlikely that an objective and meaningful stability test can be developed. Nonetheless, the Safety Administration has announced its intention to issue a final rule to require manufacturers to label vehicles based on their performance on the yet-to-be-determined stability test. Such a label could impact customer satisfaction and the sales of Ford products.

     Canada, the European Union, individual member countries within the EU and other countries in Europe, South America and the Asia Pacific markets also have safety standards applicable to motor vehicles and are likely to adopt additional or more stringent standards in the future.

     Motor Vehicle Fuel Economy - U.S. Requirements. Under 49 U.S.C. Chapter 329, vehicles must meet minimum CAFE (Corporate Average Fuel Economy) standards set by the Safety Administration. A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the three succeeding model years.

     The law established a passenger car CAFE standard of 27.5 mpg for 1985 and later model years, which the Safety Administration believes it has the authority to amend to a level it determines to be the maximum feasible level. The Safety Administration has established a 20.7 mpg CAFE standard applicable to light trucks.

     Ford expects to be able to comply with the foregoing CAFE standards, in some cases using credits from prior or succeeding years. In October 1999, we filed a plan to meet the 1998 and 1999 light truck standards and the 1999 domestic passenger car standards using credits to be generated in future years. In general, a continued increase in demand for larger vehicles, coupled with a decline in demand for small and middle-size vehicles could jeopardize our long-term ability to maintain compliance with CAFE standards.

     It is anticipated that efforts may be made to raise the CAFE standard because of concerns for carbon dioxide ("CO2") emissions, energy security or other reasons. President Clinton's Climate Change Action Plan ("CCAP") sets a goal to improve new vehicle fuel efficiency in an amount equivalent to at least 2% per year over a 10 to 15 year period. In addition, international concerns over global warming due to the emission of "greenhouse gasses" have given rise to strong pressures to increase fuel economy. During the December 1997 meeting of the parties to the United Nations Climate Change Convention in Kyoto, Japan, the United States agreed to reduce greenhouse gas emissions by 7% below their 1990 levels during the 2008-2012 period (the "Kyoto Protocol"). The Kyoto Protocol is not yet binding in the United States, pending ratification by the Senate. In addition, a petition has been filed with the Environmental Protection Agency requesting that the Agency regulate CO2 emissions from motor vehicles under the Clean Air Act. EPA is expected to seek public comment on this petition in the near future.

     If the CCAP or Kyoto Protocol goals are partially or fully implemented through increases in the CAFE standard, if significant increases in car or light truck CAFE standards for subsequent model years otherwise are imposed, or if EPA attempts to regulate CO2 from motor vehicles, Ford might find it necessary to take various costly actions that could have substantial adverse effects on its sales volume and profits. For example, Ford might have to curtail production of larger family-size and luxury cars and full-size light trucks, restrict offerings of engines and popular options, and increase market support programs for its most fuel-efficient cars and light trucks.

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

     In November 1999, the European Parliament published a Directive on the availability of consumer information about the fuel economy and CO2 emissions of new passenger cars. Although the Directive includes certain minimum EU requirements on the information to be made available, individual Member States would be able to set national requirements for (i) labels to be displayed on passenger cars at their point of sale, (ii) government published guides listing information on all passenger cars available for sale in the specific EU country, and (iii) posters to be displayed in dealerships ranking the fuel economy, CO2 emissions, and estimated fuel costs of passenger cars available for sale there. Member States have until January, 2001 to implement this Directive.

     In 1995, members of the German Automobile Manufacturers Association (including Ford Werke AG) made a voluntary pledge to reduce by 2005 the average fuel economy of new cars sold in Germany by 25% from 1990 levels, to make regular reports on fuel consumption, and to increase industry research and development efforts toward this end. The German Automobile Manufacturers Association has reported that the industry is on track to meet the pledge.

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

     U.S. Water Pollution Control - Pursuant to the Federal Water Pollution Control Act (the "Clean Water Act"), Ford is required to obtain permits for its manufacturing facilities that regulate the facilities discharge of wastewater into public waters and municipal sewerage systems. The EPA also requires management standards and, in some cases, permits for the discharge of storm water. The standards under the Clean Water Act are established by the EPA and by the state where a facility is located. Many states have requirements that go beyond those established under the Clean Water Act.

     The EPA also adopted regulations, pursuant to the Great Lakes Critical Programs Act of 1990, that require more restrictive standards for discharges into waters that impact the Great Lakes. These regulations may require the addition of costly control equipment.

     U.S. Hazardous Substance and Waste Control - Pursuant to the Federal Resource Conservation and Recovery Act, the EPA has issued regulations establishing certain procedures and standards for persons who generate, transport, treat, store, or dispose of hazardous wastes and requiring corrective action for prior releases. States may adopt even more extensive requirements. The Federal Comprehensive Environmental Response, Compensation, and Liability Act requires notification regarding certain releases into the environment, and creates potential liability for remediation costs and for damage to natural resources at sites where our waste was taken for treatment or disposal. A number of states have enacted separate laws of this type. In addition, under the Federal Toxic Substances Control Act ("TSCA"), the EPA evaluates environmental and health effects of existing chemicals and new substances. Pursuant to TSCA, the EPA regulates the use of polychlorinated biphenyls in transformers, capacitors and other equipment that may be located at our U.S. facilities.

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

     End of Life Vehicle Proposal - The European Commission has published a draft proposal to introduce an obligation for motor vehicle manufacturers to take back end-of-life vehicles on a cost-free basis beginning in late 2001 for certain vehicles with full cost free take back of all vehicles in 2006, to impose requirements on the proportion of the vehicle that may be disposed of in landfills and the proportion that must be reused or recycled beginning in 2006, and to ban the use of certain substances in vehicles beginning in 2005. Such proposal could, if adopted, impose a substantial cost on manufacturers.

     The German Automobile Association (including Ford Werke AG) and the German Automobile Importers Association made a voluntary pledge to establish a nationwide infrastructure network to take back passenger cars that are at least 12 years old (and meet certain other requirements) on a cost-free basis to their owners.

     Pollution Control Costs - During the period 2000 through 2004, we expect to spend approximately $348 million on our North American and European facilities to comply with air and water pollution and hazardous waste control standards which now are in effect or are scheduled to come into effect. Of this total, we estimate spending approximately $74 million in 2000 and $73 million in 2001.

     Worldwide Regulatory Compatibility - Our efforts to develop new markets and increase imports are impeded by incompatible automotive safety, environmental and other product regulatory standards. At present, differing standards either restrict the vehicles we can export to serve new markets or increase the cost and complexity to do so.

                                Employment Data

     The average number of people we employed by geographic area was as follows for the years indicated:

                                                                              1999                 1998
                                                                         ----------------     ----------------
         United States                                                       173,064              171,269
         Europe                                                              125,733              105,351
         Other                                                                65,753               65,925
                                                                             -------              -------

              Total                                                          364,550              342,545
                                                                             =======              =======

     In 1999, the average number of people we employed increased 6.4 percent. The increase was due to a number of acquisitions during 1999, notably Volvo Car, which increased employment levels by approximately 20,000. Most of our employees work in our Automotive and Visteon operations.

     For further information regarding employment statistics of Ford, see Item
6. "Selected Financial Data" later in this Report. For information concerning employee retirement benefits, see Note 9 of our Notes to Financial Statements at the end of this Report.

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

     We have entered into a new collective bargaining agreement with the UAW that will expire on September 14, 2003. We also have entered into a new collective bargaining agreement with the Canadian Automobile Workers ("CAW") that will expire on September 21, 2002.

     All local CAW contracts are settled, but our management at several of our plants in the United States continue to negotiate to resolve local issues with the UAW. In addition, we are or will be negotiating new collective bargaining agreements with labor unions in Europe. A work stoppage could occur as a result of these negotiations, which, if protracted, could substantially adversely affect Ford's profits.

     As part of the new UAW agreement, we also agreed that in connection with any spin-off, sale or other transfer of our Visteon operations: (1) all of our employees who are represented by the UAW and who work at a Visteon facility on the date of such spin-off, sale or transfer will remain Ford employees indefinitely and will continue to be covered under our master agreement with the UAW; (2) Visteon will continue to use the services of such employees after any such spin-off, sale or transfer and will accept other UAW represented employees of Ford who are contractually entitled to fill open positions at Visteon facilities; (3) Visteon will agree to adopt a collective bargaining agreement for hourly employees hired by it after any such spin-off, sale or transfer that is an "exact mirror" of the current master agreement between Ford and the UAW and the next two immediately succeeding master agreements between Ford and the UAW; and (4) Visteon will be required to provide any UAW-represented employees hired by it during the terms of the three master agreements mentioned above, for the duration of such employee's employment with, and retirement from, Visteon, with wages, benefits and other terms and conditions of employment that are the "exact mirror" of the UAW-Ford Master Agreement.

     In recent years we have not had significant work stoppages at our facilities, but they have occurred in some of our suppliers' facilities. Any protracted work stoppages in the future, whether in our facilities or those of certain suppliers, could substantially adversely affect our results of operations.

                      Engineering, Research and Development


     We conduct engineering, research and development primarily to improve the performance (including fuel efficiency), safety and customer satisfaction of our products, and to develop new products. We also have staffs of scientists who engage in basic research. We maintain extensive engineering, research and design facilities for these purposes, including large centers in Dearborn, Michigan; Dunton, England; and Merkenich, Germany. Most of our engineering research and development relates to our Automotive and Visteon operating segments.

     During the last three years we took charges to our consolidated income for engineering, research and development we sponsored in the following amounts:
$7.1 billion (1999), $6.3 billion (1998) and $6.3 billion (1997). The increase from 1998 to 1999 is due primarily to the inclusion of Volvo Car for 1999.
Any customer-sponsored research and development activities that we conduct are not material.





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

     Below is more information on the separate number of facilities operated by our Automotive and Visteon segments:

     o Automotive: Approximately 149 plants; 540 distribution, engineering and research and development centers and warehouses; and 314 owned dealerships.

     o Visteon: Approximately 83 plants and 49 sales, engineering and technical centers.

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

Product Liability Matters
-------------------------

     Occupant Restraint Systems. Ford is a defendant in various actions for damages arising out of automobile accidents where the plaintiffs claim that their injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years. For those cases in which damages have been specified, the damages specified by the plaintiffs, including both actual and punitive damages, aggregated approximately $855 million at December 31, 1999.

     Bronco II. Ford is a defendant in various personal injury lawsuits involving the alleged propensity of Bronco II utility vehicles to roll over. For those cases in which damages have been specified, the damages specified by the plaintiffs, including both actual and punitive damages, aggregated approximately $4.1 billion at December 31, 1999.

     In most of the actions described in the two paragraphs above, no dollar amount of damages is specified or the specific amount we refer to is only the jurisdictional minimum. It has been our experience that in cases that allege a specific amount of damages in excess of the jurisdictional minimum, such amounts, on average, bear little relation to the actual amounts of damages, if any, paid by Ford in resolving such cases. Any damages we pay generally are, on average, substantially less than the amounts originally claimed. In addition to the pending actions, accidents have occurred and claims have arisen which also may result in lawsuits in which the plaintiffs may allege similar defects.

     Asbestos. We are a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and other products containing asbestos. The plaintiffs in these actions seek damages, including both actual and punitive damages, of approximately $2 billion at December 31, 1999. (In some of these actions, the plaintiffs have not specified a dollar amount of damages or the specific amount referred to is only the jurisdictional minimum.) As distinguished from most lawsuits against us, in most of these asbestos-related cases, we are but one of many defendants, and many of our co-defendants have substantial resources.

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

     MFA Grand Jury Matter. The U.S. Department of Justice ("DOJ"), the U.S. Environmental Protection Agency ("EPA") and the Federal Bureau of Investigation ("FBI") are investigating the circumstances surrounding Ford's past use of an engine control strategy that improved fuel economy, but had the side effect of increasing nitrogen oxide emissions. The investigation findings are being presented to a federal grand jury in Detroit, which will decide whether to issue a criminal indictment against Ford or Ford employees. The engine control strategy (Managed Fuel Air, or "MFA") was used on 1997 model year Econoline vans (about 60,000 vehicles). In an earlier civil investigation, Ford entered into a consent decree with DOJ and EPA and agreed to pay $8 million in fines and special projects, in addition to recalling the Econoline vans. Ford also settled similar issues with the California Air Resources Board ("CARB"). We have met with attorneys and investigators from the government and are cooperating in the investigation.

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

     On-Board Diagnostics Investigation. CARB and EPA have notified Ford that the system for monitoring fuel vapor leaks on about 6 million 1997-98 model year vehicles is inadequate and was not described fully in Ford's certification application. CARB and the EPA have requested that Ford implement a recall to reprogram the monitor. The agencies also seek civil penalties, which are likely to be substantial.

     Ohio Assembly Plant. In September 1999, the EPA filed a complaint against Ford alleging violations of the Resource Conservation and Recovery Act ("RCRA") at Ford's Ohio Assembly Plant. The violations are related to Ford's storage of hazardous waste and the absence of a leak monitoring program for paint equipment. EPA has proposed a civil penalty of $303,745. Ford could be required to implement monitoring programs at all U.S. plants at an initial cost of $700,000 and $350,000 each year thereafter.

     Rawsonville Plant. The Michigan Department of Environmental Quality ("MDEQ") alleges that Ford failed to obtain a permit modification in connection with a raw material change at the Rawsonville Plant. MDEQ proposed a $204,000 fine and installation of additional pollution control equipment. The Plant recently installed the pollution control equipment, and final settlement discussions between Ford and MDEQ are in progress.

     Michigan Truck, Dearborn and Wayne Assembly Plants. Ford received notices of violation ("NOVs") from the EPA, the MDEQ and Wayne County, Michigan, alleging regulatory violations related to volatile organic compound emissions at the Michigan Truck, Dearborn and Wayne Assembly Plants. The NOVs included allegations that the plants violated permit limitations at certain plant processes (total emissions remained well below allowable levels) and that production was increased at Michigan Truck in violation of its permit (notwithstanding written approval from the State permitting agency authorizing the production increase). In settlement of this matter, a Judicial Consent Decree is expected to be entered in the United States District Court, Eastern District of Michigan, during the first quarter of 2000. The settlement includes a $1.1 million payment divided equally between the three agencies and a supplemental environmental project involving the installation of a waterborne primer system at the new Dearborn Assembly Plant paint shop (representing an incremental investment of $10 million).


Class Actions
-------------

     Paint Class Actions. There are two purported class actions pending against Ford in Texas and Illinois alleging claims for fraud, breach of warranty, and violations of consumer protection statutes. The Texas case purports to assert claims on behalf of Texas residents who have experienced paint peeling in certain 1984 through 1992 Ford vehicles. The Illinois case purports to assert claims on behalf of residents of all states except Louisiana and Texas who have experienced paint peeling on most 1988 through 1997 Ford vehicles. Plaintiffs in both cases contend that their paint is defective and susceptible to peeling because Ford did not use spray primer between the high-build electrocoat ("HBEC") and the color coat. The lack of spray primer allegedly causes the adhesion of the color coat to the HBEC to deteriorate after extended exposure to ultraviolet radiation from sunlight. Plaintiffs in both cases seek unspecified compensatory damages (in an amount to cover the cost of repainting their vehicles and to compensate for alleged diminution in value), punitive damages, attorneys' fees and interest.

     In the Texas case, Sheldon, the trial court certified a class of Texas owners who experienced paint peeling because of the alleged defect. The order certifying the class is presently on appeal to the Texas Supreme Court. The Illinois case, Phillips, was just recently filed. We intend to pursue aggressively summary dismissal and oppose class certification.

     Ignition Switch Class Action. This litigation involves allegations that Ford concealed a defect in ignition switches in most 1983 through 1993 model vehicles that could cause short circuits, resulting in smoke and fire damage. At one time, more than a dozen class actions were pending, but now there is only one, Snodgrass, a purported nationwide class action pending in federal court in New Jersey. In that case, Plaintiffs seek damages allegedly caused by ignition switch fires. The trial court has already denied one motion for class certification. A renewed motion for class certification is pending.

     TFI Module Class Actions. There are six class actions pending in state courts in Alabama, California, Illinois, Maryland, Tennessee and Washington, alleging defects in thick film ignition modules in more than 22 million vehicles manufactured by Ford between 1983 and 1995. With minor variations based upon state law and differences in the scope of the classes alleged, all of the cases involve the same legal claims and theories. The Howard case in California, presently in trial, is the lead case; proceedings in the other five cases are stayed.

     The Howard plaintiffs assert two claims for relief: violations of the California Consumer Legal Remedies Act ("CLRA"), and violations of the California Unfair Competition Law ("UCL"). Both claims are based upon the allegation that Ford intentionally concealed a safety defect in the subject vehicles. The alleged defect is that distributor mounted TFI modules are inordinately prone to failure because they are exposed to excessive heat. Plaintiffs contend that TFI failure causes stalling at highway speeds and that stalling at highway speeds poses an unreasonable risk to motor vehicle safety. They further contend that Ford knew about the alleged defect and concealed it by withholding documents from NHTSA during investigations into stalling, secretly settling personal injury lawsuits in which TFI failure was at issue, falsely advertising its vehicles as safe, conducting an owner notification campaign on certain vehicles rather than a safety recall, and failing to report TFI warranty claims and failures to the EPA. Under the CLRA, plaintiffs seek a $1,000 statutory penalty per class member plus punitive damages. Under the UCL, plaintiffs seek a recall or "disgorgement" of the amount Ford saved by not conducting a recall. If plaintiffs are successful on all of their claims, an adverse judgment in California could be as high as $4 billion.

     A jury trial on the CLRA claims in Howard began in May 1999 and ended in November 1999 with a deadlocked jury and a mistrial; the CLRA claims will be retried, probably in 2000. Before the second trial, however, the trial judge will decide, probably in the second or third quarter of 2000, whether to order a recall or "disgorgement" under the UCL.

     Ford/Citibank Visa Class Action. Following the June 1997 announcement of the termination of the Ford/Citibank credit card rebate program, five purported nationwide class actions and one purported statewide class action were filed against Ford; Citibank is also a defendant in some of these actions. The actions allege damages in an amount up to $3,500 for each cardholder who obtained a Ford/Citibank credit card in reliance on the rebate program and who is precluded from accumulating discounts toward the purchase or lease of new Ford vehicles after December 1997 as a result of the termination of the rebate program. Plaintiffs contend that defendants deceptively breached their contract by unilaterally terminating the program, that defendants have been unjustly enriched as a result of the interest charges and fees collected from cardholders, and further, that defendants conspired to deprive plaintiffs of the benefits of their credit card agreement. Plaintiffs seek compensatory damages, or alternatively, reinstatement of the rebate program, and punitive damages, costs, expenses and attorneys' fees. The five purported nationwide class actions were filed in state courts in Alabama, Illinois, New York, Oregon and Washington, and the purported statewide class action was filed in a California state court. The Alabama court has conditionally certified a class consisting of Alabama residents. Ford removed all of the cases to federal court, which consolidated and transferred the cases to federal court in Washington for pretrial proceedings. In October 1999, the federal court dismissed the consolidated proceedings for lack of jurisdiction and sent each action back to the state court in which it originated. We have appealed this ruling.

     Flat Glass Class Actions. Ford is a defendant in 15 purported class actions brought on behalf of purchasers of flat glass (and one individual suit brought by Allstate Insurance Company) alleging that we and other manufacturers fixed prices and allocated markets in violation of federal and state antitrust laws. Twelve of the class actions are nationwide in scope and pending in federal court and the other three class actions are statewide in scope and are pending in state courts. The other defendants include Pilkington, Libbey-Owens Ford, AFG Industries, PPG Industries, Asahi Glass, and Guardian Industries. A number of similar purported class actions are pending in various courts in which Ford is not currently named as a defendant. A total of 28 federal cases have been consolidated in a federal court in Pennsylvania for pretrial proceedings. Ford and PPG Industries are the only remaining defendants in the consolidated class actions, as a result of a settlement among plaintiffs and the other defendants.

     In November 1999, the trial judge granted plaintiffs' motion for class certification and certified two subclasses: (1) all individuals and entities who, between August 1, 1995 and December 31, 1995, purchased flat glass products in the U.S. from defendants, and (2) all individuals and entities who, between August 1, 1991 and December 31, 1995, purchased fabricated automotive replacement glass for domestic makes of cars in the U.S. from defendants. In January 2000, the Third Circuit Court of Appeals denied our request that it review this ruling. The parties will now begin pretrial discovery. In the actions against Ford, the plaintiffs seek economic and treble damages.

     Lease Residual Class Action. In January 1998 in connection with a case pending in Illinois state court, Ford and Ford Credit were served with a summons and intervention counterclaim complaint relating to Ford Credit's leasing practices (Higginbotham v. Ford Credit). The counterclaim plaintiff, Carla Higginbotham, is a member of a class that has been conditionally certified for settlement purposes in Shore v. Ford Credit. In the Shore case, Ford Credit commenced an action for deficiency against Virginia Shore, a Ford Credit lessee. Shore counterclaimed for purported violations of the Truth-in-Leasing Act (alleging that certain lease charges were excessive) and the Truth-in-Lending Act (alleging that the lease lacked clarity). Shore purported to represent a class of all similarly situated lessees. Ford was not a party to the Shore case. Higginbotham objected to the proposed settlement of the Shore case, intervened as a named defendant, filed separate counterclaims against Ford Credit, and joined Ford as an additional counterclaim defendant. Higginbotham asserts claims against Ford Credit for violations of the Consumer Leasing Act, declaratory judgment concerning the enforceability of early termination provisions in Ford Credit's leases, and fraud. She also asserts a claim against Ford Credit and Ford for conspiracy to violate the Truth-in-Lending Act. The Higginbotham counterclaims allege that Ford Credit inflates the residual values of its leased vehicles, which results in lower monthly lease payments but higher termination fees for lessees who exercise their right of early termination. Higginbotham claims that the early termination fees were not adequately disclosed on the lease form and that the fees are excessive and illegal because of the allegedly inflated residual values. She also alleged that Ford dictated the residual values to Ford Credit and thereby participated in an unlawful conspiracy. This case was stayed pending the approval/rejection of the settlement in Shore.

     In November 1998, the court issued a ruling that rejected the proposed settlement in Shore. During the third quarter of 1999, however, Ford Credit reached individual settlements with the Shore plaintiffs. The Illinois court in Higginbotham found that the lease end residual value of Ms. Higginbotham's vehicle was properly valued and, as a result, Ms. Higginbotham was an inadequate representative for the class. Subsequently, Ms. Higginbotham voluntarily dismissed her intervention counterclaim without prejudice in the Illinois state court and has reactivated her initial suit in the Florida federal court, pursuing substantially similar claims on behalf of herself and others similarly situated. Consequently, the Higginbotham case is proceeding in Florida and Ford Credit is in the process of responding to discovery requests.

     Lease Agreement Disclosure Class Action. Twenty-one purported class action lawsuits have been filed in various courts against Ford Credit and, in all but three cases, Primus Automotive Financial Services, Inc., a subsidiary of Ford Credit. The lawsuits, each of which purports to be brought on behalf of a statewide class, allege that Ford Credit and Primus leasing contracts improperly failed to disclose acquisition and administrative fees that are included in the amount of a customer's monthly lease payment. Plaintiffs seek compensatory damages in the amount of all such undisclosed fees, an injunction prohibiting the companies from continuing the practice of not disclosing such fees, attorneys' fees, interest, costs and in some cases, punitive damages. Ford Credit has filed motions to dismiss in every one of these suits and was successful in getting all but one case dismissed. Plaintiffs in certain of these cases have appealed their dismissal. One case remains pending in Kentucky where we lost our motion to dismiss. We expect to file a motion for summary judgment in that case.

     Retail Lessee Insurance Coverage Class Action. On May 24, 1999, Michigan Mutual Insurance Company was served with a purported class action complaint in federal court in Florida alleging that the Ford Commercial, General Liability and Business Automobile Insurance Policy, and the Personal Auto Supplement to that policy, provides uninsured/underinsured motorist coverage and medical payments coverage to retail lessees of Ford vehicles (e.g., to Red Carpet lessees). The Company is required to defend and indemnify Michigan Mutual. The complaint rests on an untenable interpretation of the Michigan Mutual policy, which was intended to cover company cars and lease evaluation vehicles. Unfortunately, however, the Florida Court of Appeals in a prior action brought by a single individual, has accepted Plaintiffs' interpretation of the policy. The Florida court's opinion should not be controlling in federal court, but it does create a substantial impediment to the early resolution of this case. The policy language was recently amended to expressly exclude retail lessees, but this amendment probably will not affect the claims of retail lessees injured before the amendment's effective date. Ford has filed a motion for summary judgment based on the policy language and the intention of the parties. Plaintiffs recently responded to Ford's motion, cross-moved for summary judgment in their favor, moved to amend their complaint, and moved for class certification.

     3.8 Liter Engine Transmissions Class Actions. There are four purported nationwide class actions pending against Ford alleging that the transmissions of 3.8 liter engines in 1995 Windstar minivans are defective, and that Ford sold the vehicles despite knowledge of the defect. One of the cases also alleges a defect in the transmissions of 3.8 liter engines in 1990-95 Taurus/Sables and 1990-94 Lincoln Continentals. One of these cases has been pending in California state court since 1998. Motions to dismiss that complaint are pending. If the motions are denied, class certification motions could be decided during late 2000. The other three cases were filed in state courts in early 2000 (two in Illinois and one in Pennsylvania), and may be removed to federal court. The complaints assert various theories, including breach of warranty and violation of state consumer protection laws, and seek various forms of relief, including compensatory damages in an amount to cover the cost of repairing or replacing the vehicles, plus punitive damages, interest and attorneys' fees. No specific amounts are sought, except that one of the Illinois complaints seeks compensatory damages in excess of $50,000 per class member. Some of the complaints also seek an order requiring Ford to recall the vehicles.

     Seat Back Class Action. Four purported statewide class actions have been filed in state courts in Maryland, New Hampshire, New Jersey and New York against Ford, General Motors Corporation and DaimlerChrysler AG alleging that seat backs with single recliner mechanisms are defective. Plaintiffs in each of these suits allege that seats installed in "class vehicles" are defective because they have a single recliner mechanism (the device that fixes the angle of the seat back) on the outboard side and no equivalent device on the inboard side. The absence of a similar mechanism on the inboard side, combined with other flaws (such as "inadequate bracing") allegedly makes the seats unreasonably dangerous because the seat backs are "unstable and susceptible to rearward collapse in the event of a rear-end collision. The purported class in each state consists of all persons who own a class vehicle (defined as various 1993-1998 model lines for each manufacturer) and specifically excludes all persons who have suffered personal injury as a result of the rearward collapse of a seat. Plaintiffs allege causes of action for negligence, strict liability, implied warranty, fraud, and civil conspiracy. Plaintiffs also allege violations of the consumer protection statutes in the various states. For each of the eight counts alleged, Plaintiffs seek "compensatory damages measured by the cost of correcting the Defect, not to exceed $5,000 for each class vehicle." We have filed motions to dismiss each of the cases. On December 15, 1999, the trial judge in New Hampshire granted our motion to dismiss because Plaintiffs had suffered no injury. However, on January 7, 2000, the trial judge in the New Jersey case denied our motion to dismiss. We are seeking interlocutory review and, if necessary, we will file a motion for summary judgment after preliminary discovery. The motions to dismiss filed in Maryland and New York are still pending.

     Head Gasket Class Actions. In December 1999, a purported nationwide class action was filed in Illinois state court on behalf of owners and lessees of 1994-1995 vehicles with 3.8 liter engines who have paid for repairs resulting from head gasket failure. Ford removed the case to federal court. The federal court dismissed the complaint for technical reasons and granted plaintiffs leave to refile by March 1, 2000. Plaintiffs filed a motion for reconsideration, which the trial court is treating as a motion to remand to state court. That motion is pending. Coolant leakage from head gaskets was the subject of a Technical Service Bulletin in April 1998, an Owner Notification Program ("ONP") that extended warranty coverage on 1994-1995 vehicles with a 3.8 liter engine to 5 years or 60,000 miles, and a recent ONP that further extended coverage to 7 years or 100,000 miles. Plaintiffs allege that Ford's sale of the vehicles constituted violations of the Illinois and Michigan consumer protection statutes, and that Ford breached both the original warranty and the first ONP extended warranty by failing to pay for repair costs. In particular, plaintiffs point to the fact that the first ONP notification letter provided coverage to 5 years or 60,000 miles, and (inadvertently) did not contain the phrase
"whichever occurs first." Plaintiffs seek reimbursement for the cost of repairing their vehicles in addition to punitive damages.

     A second purported nationwide class action alleging defective head gaskets was filed in federal court in Ohio on February 22, 2000. The complaint includes allegations similar to those asserted in the Illinois case, and also alleges similar problems with 4.2 liter engines and certain 1996-1997 vehicles.

     Late Charges Class Actions. There are two class actions, one in California (Cumberland v. Ford Credit) and the other in Oklahoma (Crim v. Ford Credit), in which the plaintiffs are contending that Ford Motor Credit Company is engaged in unfair business practices by assessing late charges on lease accounts that bear no reasonable relation to our actual costs. In Cumberland the plaintiff has brought a purported nationwide class action filed in the Superior Court of San Francisco. Plaintiffs are seeking restitution, punitive damages and injunctive relief. Basically, the claim is that our late charge of 7 1/2 % or $50, whichever is less, is excessive. There has been extensive discovery and the court has granted nationwide class certification. In Crim, the plaintiff has made similar allegations. After granting a statewide class, the court granted our motion for summary judgment because it found that the plaintiff had voluntarily made the late payments and was therefore precluded from bringing this action. We have completed an extensive study of the costs incurred by Ford Credit on delinquent accounts and are confident that we can justify the late charge fee.

     Wartime Labor. Ford and Ford Germany are among hundreds of defendants in numerous class action lawsuits brought on behalf of millions of foreign workers forced by the Nazi government to work for industry during WWII as a result of German labor shortages. In September 1999, a New Jersey federal court dismissed one of the class action lawsuits against Ford and Ford Germany, ruling that such issues must be resolved by governments, not the courts. That lawsuit is on appeal, along with an appeal of the dismissal of another lawsuit not involving Ford. Three other lawsuits are pending against Ford in federal courts in New York and California. Ford is seeking the dismissal of those actions. In December 1999, German and U.S. negotiators announced the formation of a $5.2 billion humanitarian fund that is expected to shield companies from further lawsuits. Ford is evaluating the appropriateness of participating in the fund as a means of resolving the matter.

Other Matters
-------------

     Konrad Patent Litigation. A patent infringement suit naming Ford as a defendant has been filed in the U. S. District Court for the Eastern District of Texas by an individual, Allan Konrad, who holds three patents allegedly covering intranet/internet use. Mr. Konrad also owns a fourth patent application allegedly covering e-commerce. Thirty-eight other companies, including General Motors and DaimlerChrysler are codefendants in this litigation. The Company procures all products and services related to this infringement allegation from suppliers and believes that it is entitled to be indemnified by these suppliers for any loss that may result from this litigation.

     The technology covered in the Konrad patents relates to computer system configuration and a method of using that configuration. More specifically, a local host (personal workstation), remote host (server), a network connecting the local host to the remote host, and various computer service functionalities are claimed to be covered by these patents. Technology of this type is widely used in the Company and continued use is required.

     OFCCP Proceeding. In April 1997, the Department of Labor issued an administrative enforcement proceeding challenging our compliance with obligations imposed by Executive Order 11246, which prohibits employment discrimination and requires affirmative action by government contractors and subcontractors. The Office of Federal Contract Compliance Programs ("OFCCP") claims that our Kentucky Truck Plant used a hiring process in 1993 for entry-level hourly laborer positions that discriminated against female applicants. OFCCP sought an order awarding back pay to the "affected class of women," a job offer to each of these persons, and retroactive seniority for each person. A settlement was reached with OFCCP in February 2000. The settlement addressed all compliance investigations that had been pending, including the Kentucky matter. The accord requires the Company to pay $3.8 million in settlement and to hire 100 hourly workers (without retroactive seniority) scattered among nine manufacturing facilities within three years.

     Red Carpet Lease Terminations. The Florida Attorney General issued a subpoena asking for all Ford Credit Red Carpet Lease ("RCL") early termination accounts going back to 1991. The Florida Attorney General has been investigating leasing practices at the dealership level for years. The Attorney General is representing a consortium of 37 states. The investigation focuses on whether Ford Credit RCL customers who want to terminate leases early and purchase the leased vehicle have been misled by the dealers' alleged improper failure to itemize: (i) the cost to terminating the lease, and (ii) the vehicle purchase price. They claim that because Ford Credit requires the customer to early terminate with the originating dealer, we are conspiring with our dealer to mislead the customer. We believe that Ford Credit's business practices are fair under applicable law, and we are attempting to negotiate a resolution of the matter. There have been numerous and extensive meetings with most of the Attorneys General involved in the 37 state consortium. We are confident that an amicable resolution of this matter will be reached.





Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not required.

Item 4A.  Executive Officers of Ford
------------------------------------

     Our executive officers and their positions and ages at March 15, 2000 are shown in the table below:

                                                                          Present Position
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---
Jacques A. Nasser*               President and                             January 1999                    52
                                   Chief Executive Officer
                                   (also a Director)

W. Wayne Booker                  Vice Chairman                             November 1996                   65

Peter J. Pestillo                Vice Chairman                             January 2000                    61
                                   (Chairman and CEO,
                                   Visteon Automotive Systems)

James D. Donaldson               Group Vice President-                     January 2000                    57
                                   Global Business Development


Carlos E. Mazzorin               Group Vice President-                     January 2000                    58
                                   Global Purchasing and
                                   South America

James J. Padilla                 Group Vice President-                     January 2000                    53
                                   Global Manufacturing

Richard Parry-Jones              Group Vice President-                     January 2000                    48
                                   Global Product Development
                                   and Quality

Wolfgang Reitzle                 Group Vice President- Premier             March 1999                      50
                                   Automotive Group

Robert L. Rewey                  Group Vice President-                     January 2000                    61
                                   Global Consumer Services and
                                   North America

John M. Rintamaki                Group Vice President and                  January 2000                    58
                                   Chief of Staff

Henry D. G. Wallace              Group Vice President and                  January 2000                    54
                                   Chief Financial Officer

Gurminder S. Bedi                Vice President-                           January 2000                    52
                                   North American Truck

William W. Boddie                Vice President-                           January 2000                    54
                                   Global Core Engineering

Mei Wei Cheng                    Vice President-                           January 1999                    50
                                   (President, Ford
                                   Motor (China) Ltd.)

                                                                          Present Position
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---
William J. Cosgrove              Vice President                            July 1999                       54
                                   (Chief of Staff and Chief
                                   Financial Officer, Premier
                                   Automotive Group)

Terrell M. de Jonckheere         Vice President-Ford South                 January 2000                    55
                                   South America Operations

Wayne S. Doran                   Vice President                            November 1997                   65
                                   (Chairman, Ford Motor Land
                                   Development Corporation)

Mark Fields                      Vice President                            December 1999                   38

Bobbie A. Gaunt                  Vice President-                           July 1999                       53
                                   (President and CEO,
                                   Ford of Canada, Ltd.)

Louise K. Goeser                 Vice President-Quality                    March 1999                      46

Elliott S. Hall                  Vice President-                           July 1998                       61
                                   Dealer Development

Earl J. Hesterberg               Vice President-                           June 1999                       46
                                   (Vice President, Marketing,
                                   Sales and Service, Ford of
                                   Europe, Inc.)

Mark W. Hutchins                 Vice President-                           July 1998                       54
                                   (President, Lincoln and Mercury)

I. Martin Inglis                 Vice President- Ford                      January 2000                    49
                                   North America

Michael D. Jordan                Vice President-                           January 1999                    53
                                   (President, Automotive Consumer
                                   Services Group)

Brian P. Kelley                  Vice President- Consumer                  June 1999                       39
                                   Connect  (COO, Ford Investment
                                   Enterprises Corporation)

Vaughn A. Koshkarian             Vice President-Ford Asia                  January 2000                    59
                                   Pacific Operations

Roman J. Krygier                 Vice President-                           January 1999                    57
                                   Powertrain Operations

Martin Leach                     Vice President-                           January 2000                    42
                                   (VP, Product Development,
                                   Ford of Europe, Inc.)

                                                                          Present Position
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---
Malcolm S. Macdonald             Vice President  and                       January 1998                    59
                                    Treasurer

J.C. Mays                        Vice President-Design                     October 1997                    45

James E. Miller                  Vice President                            January 1998                    53

Craig H. Muhlhauser              Vice President                            January 1999                    51
                                   (President, Visteon
                                   Automotive Systems)

Janet G. Mullins                 Vice President-                           January 1998                    50
                                 Washington Affairs

David L. Murphy                  Vice President-                           January 1999                    54
                                   Human Resources

James G. O'Connor                Vice President                            June 1998                       57
                                   (President, Ford Division)

Helen O. Petrauskas              Vice President-Environmental              March 1983                      55
                                   and Safety Engineering

William F. Powers                Vice President-Research                   February 1996                   59

Neil W. Ressler                  Vice President and                        January 1999                    60
                                   Chief Technical Officer
                                   Research and Vehicle Technology

Dennis E. Ross                   Vice President and                        January 1998                    49
                                   Chief Tax Officer

Shamel T. Rushwin                Vice President-Vehicle                    March 1999                      52
                                    Operations

Nicholas V. Scheele              Vice President-                           February 1999                   56
                                   (Chairman, Ford of Europe, Inc.)

James C. Schroer                 Vice President- Global                    July 1999                       48
                                   Marketing

William A. Swift                 Vice President and Controller             January 1999                    56

Frank M. Taylor                  Vice President- Material                  July 1999                       52
                                   Planning and Logistics

Chris P. Theodore                Vice President- North                     January 2000                    49
                                   America Car

David W. Thursfield              Vice President-                           January 2000                    54
                                   (President, Ford of
                                   Europe, Inc.)

                                                                          Present Position
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---
Alex P. Ver                      Vice President- Advanced                  January 2000                    53
                                   Manufacturing Engineering

Jason H. Vines                   Vice President-                           February 2000                   40
                                   Communications

Donald A. Winkler                Vice President-                           October 1999                    51
                                   (Chairman and CEO, Ford
                                   Motor Credit Company)

Robert J. Womac                  Vice President (Executive                 November 1996                   56
                                   Vice President, Operations,
                                   Visteon Automotive Systems)

James A. Yost                    Vice President and Chief                  July 1999                       50
                                   Information Officer

Martin B. Zimmerman              Vice President-                           January 1999                    53
                                   Governmental Affairs

Rolf Zimmermann                  Vice President                            November 1998                   53
                                   (Chairman, Ford Werke AG)

________________________
* Also a member of the Finance Committee and the Organization Review and Nominating Committee of the Board of Directors.

     All of the above officers, except those noted below, have been employed by Ford or its subsidiaries in one or more capacities during the past five years. Described below are the positions (other than those with Ford or its subsidiaries) held by those officers who have not been with Ford or its subsidiaries for five years:

o Mr. Cheng was President and Regional Executive of GE Appliances Ltd. in Hong Kong from October 1996 until January 1998. From September 1994 until September 1996 he was President of General Electric China.

o Ms. Goeser served as General Manager, Refrigeration Product Team Whirlpool Corporation, Whirlpool North American Appliance Group, from September 1996 until March 1999. From January 1994 until September 1996, she served as Vice President, Corporate Quality, Whirlpool Corporation.

o Mr. Kelley served as Vice President and General Manager for Sales and Distribution with General Electric's Appliance Division from January 1997 until June 1999. From January 1995 until January 1997 he served as General Manager, Laundry Products, General Electric's Appliance Division and as Marketing Director, GE Brands Worldwide, General Electric Appliance Division from January 1994 until January 1995.

o Mr. Mays was Vice President of Design Development at SHR Perceptual Management in Scottsdale, Arizona from 1995 to 1997. Prior to that he was design director responsible for worldwide design strategy, development and execution for Audi AG.

o Mr. Muhlhauser was an officer of United Technologies Corporation and held the positions of Senior Vice President, Sales and Service-Americas, and Senior Vice President, Worldwide Aftermarket - Pratt & Whitney from June 1995 to July 1997.

o Dr. Reitzle was a member of the Board of Management of BMW AG, Research and Development from July 1987 to October 1995. He served as Chairman of Rover Group Board from October 1995 to March 1997 and as a member of the Board of Management of BMW AG, Market and Product from March 1998 to February 1999.

o Mr. Ross was a partner in the New York law firm of Davis, Polk & Wardwell from May 1989 to May 1995.

o Mr. Rushwin served as Vice President-International Manufacturing and Minivan Assembly Operations at DaimlerChrysler AG and its predecessors from October 1994 until March 1999.

o Mr. Taylor was Executive Director, Production Control and Logistics - General Motors Corporation Powertrain Group from March 1994 to July 1999.

o Mr. Theodore most recently was Senior Vice President-Platform Engineering at DaimlerChrysler AG and its predecessors from January 1998 until March 1999. His prior positions at DaimlerChrysler AG were General Manager-Small Car Platform Engineering from 1996 through December 1997 and General Manager-Minivan Platform Engineering from 1992 through 1996.

o Mr. Vines served as Vice President - External Affairs, Nissan North America from April 1998 until February 2000. From 1993 until 1995 while an employee of Chrysler Corporation, he served as Public Relations Executive with the American Automobile Manufacturers Association.

o Mr. Winkler was Chairman and CEO of Finance One, a finance subsidiary of Bank One Corporation and served as Executive Vice President of Bank One Corporation from 1993 to October 1999.

     Under Ford's By-Laws, the executive officers are elected by the Board of Directors at the Annual Meeting of the Board of Directors held for this purpose. Each officer is elected to hold office until his or her successor is chosen or as otherwise provided in the By-Laws.

                                     PART II



Item 5. Market for Ford's Common Stock and Related Stockholder Matters
----------------------------------------------------------------------

     Our Common Stock is listed on the New York and Pacific Coast Stock Exchanges in the United States and on certain stock exchanges in Belgium, France, Germany, Switzerland and the United Kingdom.

     The table below shows the high and low sales prices for our Common Stock and the dividends we paid per share of Common and Class B Stock for each quarterly period in 1999 and 1998.

                                                    1999                                         1998
                                  -----------------------------------------    ------------------------------------------
                                   First     Second     Third     Fourth        First      Second      Third     Fourth
                                  Quarter    Quarter   Quarter    Quarter      Quarter    Quarter     Quarter   Quarter
                                  -------    -------   -------    -------      -------    -------     -------   -------
Common Stock price per share*
    High                          $66-1/2    $67-7/8   $58-5/8    $54-7/8      $43-5/8    $59-1/8     $61-7/16  $59-7/8
    Low                            55-1/4     52-5/8    46-1/4     48-1/2       28-5/16    41-11/64    40-5/8    38-13/16

Dividends per share of
   Common and Class B Stock         $0.46    $0.46     $0.46      $0.50        $0.42      $0.42       $0.42     $0.46

______________________________
* New York Stock Exchange composite interday prices as provided by the www.NYSEnet.com price history database. All prices prior to April 8, 1998 have been adjusted to reflect The Associates spin-off.

     As of February 25, 2000, stockholders of record of Ford included 217,801 holders of Common Stock and 101 holders of Class B Stock.

     During 1999 we sold 1,001,513 shares of our Common Stock in private transactions that were not registered with the Securities and Exchange Commission. These transactions were exempt from registration requirements because they were private placements under Section 4(2) of the Securities Act of 1933, as amended. These shares were sold to owners of automotive dealership, automotive recycling and other businesses in exchange for those businesses. The consideration we received for the shares was equal to the market value of the shares at the time of the transactions.

Item 6.  Selected Financial Data
--------------------------------
     The following tables set forth selected financial data and other data concerning Ford for each of the last eleven years (dollar amounts in millions, except per share amounts):

SUMMARY OF OPERATIONS           1999     1998      1997    1996     1995     1994       1993     1992     1991      1990     1989
                                ----     ----      ----    ----     ----     ----       ----     ----     ----      ----     ----
Automotive Sector
Sales                           $136,973 $119,083 $122,935 $118,023 $110,496 $107,137   $91,568  $84,407  $72,051   $81,844  $82,879
Operating income/(loss)            8,379    6,685    6,946    2,516    3,281    5,826     1,432   (1,775)  (3,769)      316    4,252
Income/(loss) before income
  taxes and cumulative effects
   of changes in accounting
   principles                      8,447    6,958    7,082    2,571    3,166    5,997     1,291   (1,952)  (4,052)      275    5,156
Income/(loss) before cumulative
   effects of changes in
   accounting principles           5,721    4,752    4,714    1,655    2,056    3,913     1,008   (1,534)  (3,186)       99    3,175
Net income/(loss)                  5,721    4,752    4,714    1,655    2,056    3,913     1,008   (8,628)  (3,186)       99    3,175

Financial Services Sector
Revenues                        $ 25,585 $ 25,333 $ 30,692 $ 28,968 $ 26,641 $ 21,302   $16,953  $15,725  $16,235   $15,806  $13,267
Income before income taxes and
   cumulative effects of changes
   in accounting principles        2,579   18,438    3,857    4,222    3,539    2,792     2,712    1,825    1,465     1,220      874
Income before cumulative
   effects of changes in
   accounting principles a/,b/,
   c/                              1,516   17,319    2,206    2,791    2,083    1,395     1,521    1,032      928       761      660
Net income                         1,516   17,319    2,206    2,791    2,083    1,395     1,521    1,243      928       761      660
Total Company
Income/(loss) before income
   taxes and cumulative effects
   of changes in accounting
   principles                   $ 11,026 $ 25,396 $ 10,939 $  6,793 $  6,705 $  8,789   $ 4,003  $ ( 127) $(2,587)  $ 1,495  $ 6,030
Provision/(credit) for income
   taxes                           3,670    3,176    3,741    2,166    2,379    3,329     1,350      295     (395)      530    2,113
Minority interests in net
   income of subsidiaries            119      149      278      181      187      152       124       80       66       105       82
                                -------- -------- -------- -------- -------- --------   -------  -------  -------   -------  -------
Income/(loss) before
   cumulative effects of
   changes in accounting
   principles a/, b/, c/        $  7,237   22,071    6,920    4,446    4,139    5,308     2,529     (502)  (2,258)      860    3,835
Cumulative effects of changes
   in accounting principles            -        -        -        -        -        -         -   (6,883)       -         -        -
                                -------- -------- -------- -------- -------- --------   -------  -------  -------   -------  -------
Net income/(loss)                  7,237 $ 22,071 $  6,920 $  4,446 $  4,139 $  5,308   $ 2,529  $(7,385) $(2,258)  $   860  $ 3,835
                                ======== ======== ======== ======== ======== ========   =======  =======  =======   =======  =======

Total Company Data Per Share
   of Common and Class B
   Stock d/
Income/(loss) before cumulative
   effects
   of changes in accounting
   principles                   $   5.99 $  18.17 $   5.75 $   3.73 $   3.58 $   4.97   $  2.27  $ (0.73) $  (2.40) $  0.93  $  4.11
Income/(loss)
  Basic                             5.99    18.17     5.75     3.73     3.58     4.97      2.27    (7.81)    (2.40)    0.93     4.11
  Diluted                           5.86    17.76     5.62     3.64     3.33     4.44      2.10    (7.81)    (2.40)    0.92     4.06
Cash dividends                      1.88     1.72    1.645     1.47     1.23     0.91      0.80     0.80      0.98     1.50     1.50
Common stock price range (NYSE)
  High                            67-7/8 61-7/16  33-3/8   24-47/64 21-53/64 23-1/4    21-61/64 16-15/64  12-17/32 16-5/16  18-51/64
  Low                             46-1/4 28-15/32 19-59/64 18-3/32  16-7/16  17-11/64  14-9/32   9-7/32    7-49/64  8-19/64 13-47/64
Average number of shares of
  Common and Class B stock
  outstanding (in millions)        1,210    1,211    1,195    1,179    1,071    1,010       986      972       952      926      934

- - - - -
a/ 1998 includes a non-cash gain of $15,955 million that resulted from Ford's spin-off of The Associates.
b/ 1997 includes a gain of $269 million on the sale of Hertz Common Stock.
c/ 1996 includes a gain of $650 million on the sale of The Associates Common
   Stock.
d/ Share data have been adjusted to reflect stock dividends and stock splits.
   Common stock price range (NYSE) has been adjusted to reflect The Associates Spin-off.

SUMMARY OF OPERATIONS
(continued)                     1999     1998     1997     1996     1995     1994     1993     1992     1991     1990     1989
                                ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
Total Company Balance
   Sheet Data at Year-End
Assets
   Automotive Sector            $105,181 $ 88,744 $ 85,079 $ 79,658 $ 72,772 $ 68,639 $ 61,737 $ 57,170 $ 52,397 $ 50,824 $ 45,819
   Financial Services
    Sector                       171,048  148,801  194,018  183,209  170,511  150,983  137,201  123,375  122,032  122,839  115,074
                                -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
     Total assets               $276,229 $237,545 $279,097 $262,867 $243,283 $219,622 $198,938 $180,545 $174,429 $173,663 $160,893
Long-term debt                  ======== ======== ======== ======== ======== ======== ======== ======== ======== ======== ========
   Automotive Sector            $ 10,542 $  8,713 $  7,047 $  6,495 $  5,475 $  7,103 $  7,084 $  7,068 $  6,539 $  4,553 $  1,137
   Financial Services
    Sector                        67,517   55,468   73,198   70,641   68,259   58,104   47,900   42,369   43,680   40,779   37,784
Stockholders' equity e/           27,537   23,409   30,734   26,762   24,547   21,659   15,574   14,753   22,690   23,238   22,728

Total Company Facility
   and Tooling Data
Capital expenditures for
   facilities (excluding
     special tools)             $  5,088 $  5,109 $  5,695 $  5,362 $  5,455 $  5,236 $  4,339 $  3,613 $  3,611 $  4,702 $  4,412
Depreciation                      12,516   11,393   10,404    9,519    8,954    7,207    5,456    4,658    3,956    3,185    2,720
Expenditures for special
   tools                           3,447    3,508    3,022    3,289    3,542    3,310    2,475    2,177    2,236    2,556    2,354
Amortization of special
   tools                           2,427    2,936    3,179    3,272    2,765    2,129    2,012    2,097    1,822    1,695    1,509

Total Company Employee
   Data - Worldwide
Payroll                         $ 18,307 $ 16,757 $ 17,187 $ 17,616 $ 16,567 $ 15,853 $ 13,750 $ 13,754 $ 12,850 $ 14,014 $ 13,327
Total labor costs               $ 27,568 $ 25,606 $ 25,546 $ 25,689 $ 23,758 $ 22,985 $ 20,065 $ 19,850 $ 17,998 $ 18,962 $ 18,152
Average number of employees      364,550  342,545   363,892 371,702  346,989  337,728  321,925  325,333  331,977  369,547  366,641

Total Company Employee
   Data - U.S. Operations
Payroll                         $ 11,483 $ 10,548 $ 10,840 $ 10,961 $ 10,488 $ 10,381 $  8,889 $  8,019 $  7,393 $  8,313 $  8,654
Average number of employees      173,064  171,269  189,787  189,718  186,387  180,861  166,995  158,501  156,203  180,228  188,402

Average hourly labor
   costs f/
   Earnings                     $  25.58 $  24.30 $  22.95 $  22.30 $  21.79 $  21.81 $  20.94 $  19.92 $  19.10 $  18.44 $  17.77
   Benefits                        21.79    21.42    20.60    19.47    18.66    19.13    18.12    19.24    17.97    14.12    13.21
                                -------- -------- -------- -------- -------- -------- -------- -------- -------- -------- --------
   Total hourly labor
    costs                       $  47.37 $  45.72 $  43.55 $  41.77 $  40.45 $  40.94 $  39.06 $  39.16 $  37.07 $  32.56 $  30.98
                                ======== ======== ======== ======== ======== ======== ======== ======== ======== ======== ========

- - - - -
e/ The cumulative effects of changes in accounting principles reduced equity by
   $6,883 million in 1992.
f/ Per hour worked (in dollars). Excludes data for subsidiary companies.

SUMMARY OF VEHICLE UNIT SALES g/
(in thousands)

                                1999     1998     1997     1996     1995     1994     1993     1992     1991     1990     1989
                                ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
North America
    United States
      Cars                      1,725    1,563    1,614    1,656    1,767    2,036    1,925    1,820    1,588    1,870    2,201
      Trucks                    2,660    2,425    2,402    2,241    2,226    2,182    1,859    1,510    1,253    1,416    1,517
                                -----    -----    -----    -----    -----    -----    -----    -----    -----    -----    -----
      Total United States       4,385    3,988    4,016    3,897    3,993    4,218    3,784    3,330    2,841    3,286    3,718

    Canada                        288      279      319      258      254      281      256      237      259      257      326
    Mexico                        114      103       97       67       32       92       91      126      112       89       87
                                -----    -----    -----    -----    -----    -----    -----    -----    -----    -----    -----
      Total North America       4,787    4,370    4,432    4,222    4,279    4,591    4,131    3,693    3,212    3,632    4,131

Europe
    Britain                       518      498      466      516      496      520      464      420      471      607      739
    Germany                       353      444      460      436      409      386      340      407      501      361      326
    Italy                         209      205      248      180      193      179      172      266      301      219      153
    Spain                         180      155      155      155      160      163      117      165      128      155      173
    France                        172      171      153      194      165      180      150      194      190      185      192
    Other countries               528      377      318      339      286      281      250      270      296      289      296
                                -----    -----    -----    -----    -----    -----    -----    -----    -----    -----    -----
      Total Europe              1,960    1,850    1,800    1,820    1,709    1,709    1,493    1,722    1,887    1,816    1,879

Other international
    Australia                     125      133      132      138      139      125      120      105      104      134      154
    Brazil                        117      178      214      190      201      164      151      117      137      137      157
    Argentina                      60       97      147       64       48       54       49       49       26       18       25
    Taiwan                         56       77       79       86      106       97      122      119      107      115      115
    Japan                          32       25       40       52       57       50       53       64       83       99       82
    Other countries                83       93      103       81       67       63       65       71       67       72       65
                                -----    -----    -----    -----    -----    -----    -----    -----    -----    -----    -----
      Total other international   473      603      715      611      618      553      560      525      524      575      598

Total worldwide cars and trucks 7,220    6,823    6,947    6,653    6,606    6,853    6,184    5,940    5,623    6,023    6,608
                                =====    =====    =====    =====    =====    =====    =====    =====    =====    =====    =====

- - - - -
g/ Vehicle unit sales generally are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
----------------------------------------------------------------------------

OVERVIEW

     On March 31, 1999, we purchased AB Volvo's worldwide passenger car business ("Volvo Car"). Our 1999 results and financial condition discussed below include the results and financial condition of Volvo Car since the date of acquisition.

     Our worldwide net income was $7,237 million in 1999, or $5.86 per diluted share of Common and Class B Stock. Earnings in 1998 were $22,071 million, or $17.76 per diluted share. This includes a one-time, non-cash gain of $15,955 million that resulted from our spin-off of The Associates in 1998. The following unusual items were included in our 1999, 1998, and 1997 net income (in millions):

                                                                           Automotive Sector
                                                       -----------------------------------------------------------
                                                                                              Rest       Total     Financial
                                                          North                  South         of         Auto      Services
                                                         America     Europe     America      World       Sector      Sector
                                                       ----------- ---------- ------------ ----------- ----------- -----------
1999
----
- Gain from the sale of our interest in
    AutoEuropa to Volkswagen AG in the first
    quarter                                                           $ 165                              $ 165
- Inventory-related profit reduction for Volvo
    Car in the second quarter                             $ (16)      $(125)                  $ (5)      $(146)
- Visteon-related postretirement adjustment in
    the third quarter (incl. in Total Auto Sector)                                                       $(125)
- Employee separation costs in the third
    quarter                                               $ (88)                                         $ (88)     $   (23)
- Lump-sum payments relating to ratification of
    the 1999 United Auto Workers and Canadian
    Auto Workers contracts in the fourth
    quarter                                               $(103)                                         $(103)
                                                          -----       -----        -----      ----       -----      -------
  Total 1999 unusual items                                $(207)      $  40            -      $ (5)      $(297)     $   (23)
                                                          =====       =====        =====      ====       =====      =======
------------------------------------------------------------------------------------------------------------------------------
1998
----
- Non-cash gain from our spin-off of
    The Associates in the first quarter                                                                             $15,955
- Employee separation costs in the fourth
    quarter                                               $(248)      $(137)       $(81)                 $(466)     $    (6)
- Write-off of our net exposure in Kia Motors
    Company in the fourth quarter                         $ (42)                              $(44)      $ (86)
- Charge in the fourth quarter to transfer our
    Batavia, Ohio transmission plant to a new
    joint venture company formed by
    ZF Friedrichshafen AG and us to manufacture
    continuously variable transmissions                   $ (73)                                         $ (73)
                                                          -----       -----        ----      -----       -----      -------
  Total 1998 unusual items                                $(363)      $(137)       $(81)     $( 44)      $(625)     $15,949
                                                          =====       =====        ====      =====       =====      =======
------------------------------------------------------------------------------------------------------------------------------
1997
----
- Gain resulting from Hertz IPO in the second
    quarter                                                                                                         $  269
- Write-down of surplus assets in the second
    quarter resulting from the discontinuation of
    passenger car production at the Lorain
    Assembly Plant                                       $ (97)                                          $ (97)
- Employee termination costs in the second
    quarter relating to the elimination of a shift
    at the Halewood (England) Plant                                   $ (44)                             $ (44)
- Loss on the sale of the heavy truck business
    in the second quarter                                $ (28)                                          $ (28)
                                                         -----        -----       ----        ----       -----       ------
  Total 1997 unusual items                               $(125)       $( 44)         -           -       $(169)      $  269
                                                         =====        =====       ====        ====       =====       ======

For more details regarding some of these unusual items, see Note 16 (pages FS-26 through FS-28) of our Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Our worldwide revenues were $162.6 billion in 1999, up $18.2 billion from 1998. We sold 7,220,000 cars and trucks in 1999, up 397,000 units from 1998. This increase in unit sales reflects primarily the addition of Volvo Car. Our stockholders' equity was $27.5 billion at December 31, 1999, up $4.1 billion compared with December 31, 1998.


FOURTH QUARTER 1999 RESULTS OF OPERATIONS

     In the fourth quarter of 1999, we earned $1,806 million, or $1.47 per diluted share of Common and Class B Stock, compared with $1,043 million, or $0.84 per diluted share, in the fourth quarter of 1998. The increase in earnings reflects primarily the non-recurrence of 1998's unusual items and lower costs, offset partially by lump-sum payments relating to the ratification of union contracts.

     Results of our operations by business sector for the fourth quarter of 1999 and 1998 are shown below (in millions):

                                                                                  Fourth Quarter
                                                                                    Net Income
                                                                        ------------------------------------
                                                                                                   1999
                                                                                                   O/(U)
                                                                           1999        1998        1998
                                                                        ----------- ------------ -----------
                  Automotive Sector                                        $1,449      $  820       $629
                  Financial Services Sector                                   357         223        134
                                                                           ------      ------       ----

                   Total Company                                           $1,806      $1,043       $763
                                                                           ======      ======       ====

Automotive Sector
-----------------

     Worldwide earnings for our Automotive sector were $1,449 million in the fourth quarter of 1999 on sales of $37.8 billion. Earnings in the fourth quarter of 1998 were $820 million on sales of $32.2 billion.

     Details of our Automotive sector earnings for the fourth quarter of 1999 and 1998 are shown below (in millions):

                                                                                  Fourth Quarter
                                                                                 Net Income/(Loss)
                                                                        ------------------------------------
                                                                                                   1999
                                                                                                   O/(U)
                                                                           1999        1998        1998
                                                                        ----------- ------------ -----------
                  North American Automotive                                $1,576      $1,047       $529

                  Automotive Outside North America
                   -Europe                                                    (55)        (74)        19
                   -South America                                             (95)       (151)        56
                   -Rest of World                                              23          (2)        25
                                                                           ------      ------       ----
                   Total Automotive Outside
                    North America                                            (127)       (227)       100
                                                                           ------      ------       ----

                     Total Automotive Sector                               $1,449      $  820       $629
                                                                           ======      ======       ====

     The increase in our fourth quarter Automotive sector earnings in North America reflects primarily the non-recurrence of last year's unusual items, lower costs, higher volume and a more favorable vehicle mix, offset partially by the lump-sum payments relating to the ratification of union contracts.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The improved fourth quarter results in Europe reflect the non-recurrence of 1998's charge for employee separation costs, the addition of Volvo Car earnings and lower taxes, offset partially by lower volumes and market share for Ford-branded vehicles, primarily the Ka, Fiesta and Mondeo. The improvement in South America reflects primarily lower costs and the non-recurrence of the charge for employee separation costs, offset partially by lower revenue.


Financial Services Sector
-------------------------

     Details of our Financial Services sector earnings are shown below (in millions):

                                                                                  Fourth Quarter
                                                                                 Net Income/(Loss)
                                                                        ------------------------------------
                                                                                                   1999
                                                                                                   O/(U)
                                                                           1999        1998        1998
                                                                        ----------- ----------- ------------
                  Ford Credit                                               $309        $234        $ 75
                  Hertz                                                       60          48          12
                  Minority Interests, Eliminations,
                   and Other                                                 (12)        (59)         47
                                                                            ----        ----        ----

                     Total Financial Services Sector                        $357        $223        $134
                                                                            ====        ====        ====

                  Memo: Ford's share of earnings in Hertz                   $ 49        $ 39        $ 10

     Ford Credit's consolidated net income in the fourth quarter of 1999 was $309 million, up $75 million or 32% from 1998. The increase in earnings reflects primarily a higher level of finance receivables and improved credit loss performance, offset partially by higher operating costs.

     Earnings at Hertz in the fourth quarter of 1999 were $60 million (of which $50 million was Ford's share), compared with earnings of $48 million (of which $39 million was Ford's share) a year ago.


FULL-YEAR 1999 RESULTS OF OPERATIONS

     Results of our operations by business sector for the full-year 1999, 1998, and 1997 are shown below (in millions):

                                                                                     Full Year
                                                                                     Net Income
                                                                        -------------------------------------


                                                                           1999         1998         1997
                                                                        ------------ -----------  -----------
                  Automotive Sector                                        $5,721      $ 4,752      $4,714
                  Financial Services Sector (excluding The
                    Associates)                                             1,516        1,187       1,374
                  Gain on spin-off of The Associates                            -       15,955           -
                  The Associates (net of Minority Interest)                     -          177*        832
                                                                           ------      -------      ------

                   Total Company                                           $7,237      $22,071      $6,920
                                                                           ======      =======      ======

                  _ _ _ _ _
                  * Through March 12, 1998

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Review of 1999 Financial Milestones
-----------------------------------

     We established and communicated the financial milestones listed below for 1999. Our results against these milestones are listed below.

                                       Full-Year 1999 Milestone          1999 Result
                                       ------------------------          -----------
         Automotive Sector
         -----------------

          o        North America       5%+ return on sales               6.2% return on sales
          o        Europe              Grow earnings                     $165 million worse
          o        South America       Improve results                   $226 million worse
          o        Total Costs         Down $1 billion from 1998
                                       (at constant volume and mix)      Down $1 billion
          o        Capital Spending    $8.5 billion (includes
                                       capitalized software)             $7.9 billion
          o        Visteon             Grow earnings                     Earnings up 5%
                                       $2 billion of new business        $2 billion of new business

         Financial Services Sector
         -------------------------

          o        Ford Credit         Grow earnings by 10%              Earnings up 16%
          o        Hertz               Record earnings                   Record, earnings up 21%

         Total Company
         -------------

          o        Total Shareholder
                   Returns              Top quartile of S&P 500 over time
                                        o        1999                    No  (-6%)
                                        o        1998                    Yes (+89%)
                                        o        1997-1999               Yes (+41% avg.)


AUTOMOTIVE SECTOR RESULTS OF OPERATIONS

     Details of our full-year Automotive sector earnings for 1999, 1998, and 1997 are shown below (in millions):

                                                                                     Full-Year
                                                                                 Net Income/(Loss)
                                                                        ------------------------------------


                                                                           1999        1998        1997
                                                                        ---------- ------------ ------------
                  North American Automotive                                $6,137      $4,612      $4,434

                  Automotive Outside North America
                   -Europe                                                     28         193         273
                   -South America                                            (452)       (226)         40
                   -Rest of World                                             133         173         (33)
                                                                           ------      ------      ------
                   Total Automotive Outside
                    North America                                            (291)        140         280

                  Visteon-related postretirement adjustment                  (125)          -           -
                                                                           ------      ------      ------

                     Total Automotive Sector                               $5,721      $4,752      $4,714
                                                                           ======      ======      ======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


1999 Compared with 1998
-----------------------

     Worldwide earnings for our Automotive sector were $5,721 million in 1999 on sales of $137 billion, compared with $4,752 million in 1998 on sales of $119.1 billion. The increase in earnings reflects improved results in North America, offset partially by lower earnings in all other geographic markets. Adjusted for constant volume and mix, our total costs in the Automotive sector declined $1 billion compared with 1998.

     Our Automotive sector earnings in North America were $6,137 million in 1999 on sales of $100.3 billion, compared with $4,612 million in 1998 on sales of $87.4 billion. The earnings improvement reflects primarily increased sales volume, an improved mix of light trucks and luxury cars, lower costs, and the non-recurrence of 1998's unusual items, offset partially by higher interest expense, lump-sum payments related to the ratification of union contracts in 1999, and costs related to employee separation programs in 1999. The after-tax return on sales for our Automotive sector in North America was 6.2% in 1999, up 9/10 of a percentagepoint from 1998.

     In 1999, approximately 17.4 million new cars and trucks were sold in the United States, up from 16 million units in 1998. Our share of those unit sales was 23.9% in 1999, down 7/10 of a percentage point. The decrease in market share reflects primarily capacity constraints on several key products due to strong demand in the United States market.

     Our Automotive sector earnings in Europe were $28 million in 1999, a $165 million reduction from a year ago. The deterioration is explained by lower market share for Ford-branded vehicles, primarily Mondeo and Fiesta, and unfavorable vehicle mix, offset partially by the non-recurrence of 1998's employee separation costs, lower taxes, the impact of 1999's unusual items, and the addition of Volvo Car.

     In 1999, approximately 17 million new cars and trucks were sold in our fifteen primary European markets, up from 16.1 million units in 1998. Our share of those unit sales was 10.6% in 1999, up 4/10 of a percentage point from a year ago. The increase in our share is more than explained by the addition of Volvo Car.

     Our Automotive sector in South America lost $452 million in 1999, compared with a loss of $226 million in 1998. The decline in earnings reflects primarily lower industry sales, lower market share in Brazil, weak economic conditions, devaluation of the Brazilian currency, and increased competition, offset partially by lower costs and the non-recurrence of 1998's employee separation costs.

     In 1999, approximately 1.3 million new cars and trucks were sold in Brazil, compared with 1.6 million in 1998. Our share of those unit sales was 9.7% in 1999, down 3.4 percentage points from a year ago. In the fourth quarter of 1999, our market share in Brazil was 10.8%, down 8/10 of a percentage point. These declines in market share reflect increased competition from new and existing manufacturers who are aggressively competing for the lower industry volume.

     During December 1999, Ford completed the legal restructuring of its operations in Brazil, which included the realignment of its operations and the retirement of U.S. Dollar debt. Based on business changes, events in 1999, and the current business plan for Ford in Brazil, management has decided that a change in functional currency from the U.S. Dollar to the Real is required by Statement of Financial Accounting Standards No. 52 ("SFAS 52") for our Automotive Segment. The Real will be the primary currency of the environment in which Ford Brazil will operate. This change, effective January 1, 2000, will result in a one-time write-down of Ford Brazil's fixed assets and inventories of $348 million, which will be reflected in our first quarter Other Comprehensive Income shown in our Consolidated Statement of Stockholders' Equity. Visteon's Brazilian operations will continue to use the U.S. Dollar as its functional currency.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     Automotive sector earnings outside North America, Europe and South America ("Rest of World") were $133 million in 1999, compared with earnings of $173 million in 1998. The decline in earnings reflects primarily higher taxes and lower sales volume, offset partially by our share of the profit improvement at Mazda and the non-recurrence of a write-off of our net exposure to Kia Motors Company in 1998. New car and truck sales in Australia, our largest market in Rest of World, were approximately 787,000 units in 1999, down 2.6 percentage points from a year ago. In 1999, our combined car and truck market share in Australia was 16.1%, up 2/10 of a percentage point from 1998.

     Our Visteon operations, included in our Automotive sector, earned $735 million on revenues of $19,366 million in 1999, compared with $703 million on revenues of $17,762 million in 1998. This earnings improvement reflects primarily cost reductions, the consolidation of Halla Climate Control, and increased North American truck volume, offset partially by negotiated price reductions, compensation factors, and foreign currency translation. Visteon's after-tax return on sales in 1999 was 3.9%, unchanged from a year ago.

     We and Visteon are close to completing a market-pricing review begun in 1999 of various carry-over components and systems we purchase from Visteon. When the review is completed and a final pricing level is agreed to, it is expected that Visteon will reduce prices to us.


1998 Compared with 1997
-----------------------

     Our Automotive sector earnings in North America were $4,612 million in 1998 on sales of $87.4 billion, compared with $4,434 million in 1997 on sales of $88.6 billion. The increase reflects primarily continued cost reductions and improved vehicle mix, offset partially by lower volumes and higher marketing costs. The after-tax return on sales for our Automotive sector in North America was 5.3% in 1998, up 2/10 of a percentage point from 1997.

     In 1998, approximately 16 million new cars and trucks were sold in the United States, up from 15.5 million units in 1997. Our share of those unit sales was 24.6% in 1998, down 4/10 of a percentage point, more than explained by the discontinuation of low margin vehicle lines.

     Our Automotive sector earnings in Europe were $193 million in 1998, $80 million worse than in 1997. The deterioration reflected higher restructuring costs, lower export sales, and costs associated with the Focus car line launch, offset partially by cost reductions.

     In 1998, approximately 16.1 million new cars and trucks were sold in our fifteen primary European markets, up from 15 million units in 1997. Our share of those unit sales was 10.2% in 1998, down 1.2 percentage points from the prior year. In the fourth quarter of 1998, our market share in Europe was 9.4%, down 1.7 percentage points. Our market share declined because of intense competitive conditions in Europe and limited availability of our new Focus car line during its launch.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     In 1998, approximately 1.6 million new cars and trucks were sold in Brazil, compared with 1.9 million in 1997. Our share of those unit sales was 13.1% in 1998, down 1.2 percentage points from 1997. In the fourth quarter of 1998, our market share in Brazil declined to 11.6%, down 5.2 percentage points. These declines in market share reflect new product entries from other manufacturers and an increasingly competitive market.

     Automotive sector earnings in Rest of World were $173 million in 1998, up $206 million from 1997. The improvement in earnings reflects primarily foreign tax credits and our share of the profit improvement at Mazda, offset partially by a write-off of our net exposure to Kia Motors Company in 1998. New car and truck sales in Australia were approximately 808,000 units in 1998, up 11.9 percentage points from 1997. In 1998, our combined car and truck market share in Australia was 15.9%, down 2.1 percentage points from 1997.

     Our Visteon operations, included in our Automotive sector, earned $703 million on revenues of $17,762 million in 1998, compared with $511 million on revenues of $17,220 million in 1997. This earnings improvement reflects primarily cost reductions and increased revenue for customer-driven design changes. Visteon's after-tax return on sales in 1998 was 3.9%, up 9/10 of a percentage point compared with the prior year.


FINANCIAL SERVICES SECTOR RESULTS OF OPERATIONS

     Details of our full-year Financial Services sector earnings for 1999, 1998, and 1997 are shown below (in millions):

                                                                            Full-Year
                                                                        Net Income/(Loss)
                                                                -----------------------------------
                                                                   1999        1998        1997
                                                                ----------- ----------- -----------
                  Ford Credit                                      $1,261     $ 1,084     $1,031
                  Hertz                                               336         277        202
                  Gain on sale of Common Stock of Hertz                 -           -        269
                  Minority Interests, Eliminations,
                        and Other                                     (81)       (174)      (128)
                                                                   ------     -------     ------
                   Financial Services (excluding
                       The Associates)                              1,516       1,187      1,374
                  The Associates (net of Minority Interest)             -         177*       832
                  Gain on spin-off of The Associates                    -      15,955          -
                                                                   ------     -------     ------

                     Total Financial Services Sector               $1,516     $17,319     $2,206
                                                                   ======     =======     ======

                  Memo: Ford's share of earnings in Hertz          $  273     $   224     $  168

                  _ _ _ _ _
                  * Through March 12, 1998


1999 Compared with 1998
-----------------------

     Earnings of our Financial Services sector consist primarily of two segments, Ford Credit and Hertz. Ford Credit's consolidated net income in 1999 was $1,261 million, up $177 million or 16% from 1998. Compared with 1998, the increase in full-year earnings reflects primarily higher financing volumes and improved credit loss performance, offset partially by higher operating costs. Higher operating costs reflect primarily operating costs of recent acquisitions, costs associated with the restructuring of financing operations, and employee separation programs.

     Earnings at Hertz in 1999 were $336 million (of which $273 million was Ford's share). In 1998, Hertz had earnings of $277 million (of which $224 million was Ford's share). The increase in earnings reflects primarily strong demand and continuing cost efficiency improvements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


1998 Compared with 1997
-----------------------

     In 1998 we spun-off The Associates to our shareholders, resulting in a $15,955 million gain to Ford. For details of the spin-off see Note 16
(page FS-27) of our Notes to Financial Statements.

     Ford Credit's consolidated net income in 1998 was $1,084 million, up $53 million or 5% from 1997. Compared with 1997, the increase in full-year earnings reflects primarily improved credit loss performance, higher gains on receivable sales, lower effective tax rates, and higher financing volumes, offset partially by lower net financing margins and higher operating costs. Lower financing margins reflect higher depreciation expense for leased vehicles as a result of lower-than-anticipated residual values and higher residual reserves.

     Earnings at Hertz in 1998 were $277 million (of which $224 million was Ford's share). In 1997, Hertz had earnings of $202 million (of which $168 million was Ford's share). The increase in earnings reflects primarily higher revenues and improved profit margins in worldwide car rental operations.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

     At December 31, 1999, our Automotive sector had $23.6 billion of cash and marketable securities. Despite cash outflows of $6.3 billion for acquisitions and $2.3 billion in cash dividends, our cash and marketable securities only decreased by $220 million from December 31, 1998.

     In 1999, we spent $7.9 billion for capital goods, such as machinery, equipment, tooling and facilities, used in our Automotive sector. This is down $168 million from 1998. Capital expenditures were 5.8% of sales in 1999, down one percentage point from a year ago.

     At December 31, 1999, our Automotive sector had total debt of $12.1 billion. This amount was 31% of our total capitalization (that is, the sum of our stockholders' equity and Automotive debt) at the end of 1999, compared with 30% of total capitalization at year-end 1998.

Financial Services Sector
-------------------------

     At December 31, 1999, our Financial Services sector had cash and marketable securities totaling $1.6 billion, up $437 million from December 31, 1998.

     Finance receivables and net investment in operating leases were $155.8 billion at December 31, 1999, up $17.4 billion from December 31, 1998.

     Total debt was $139.9 billion at December 31, 1999, up $17.6 billion from December 31, 1998. Outstanding commercial paper at December 31, 1999 totaled $43.1 billion at Ford Credit (including $1 billion owed to Ford), and $2.5 billion at Hertz, with an average remaining maturity of 25 days and 15 days, respectively.

     For a discussion of the credit and other financial support facilities for our Automotive and Financial Services sectors at December 31, 1999, see Note 10 (page FS-21) of our Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


YEAR 2000 DATE CONVERSION

     As of December 31, 1999, all critical business systems had been remediated and tested to ensure their ability to process the year 2000 date change ("Y2K"). The remediation and testing program's scope included other impact areas as well, including suppliers, plant floor equipment, affiliates, dealers, product development test equipment, technical infrastructure, physical infrastructure, vehicle components, and end-user computing.

     We entered into the year 2000 smoothly and without disruption to the business due to Y2K. We did not experience any significant malfunctions or errors in our operating or business systems when the date changed from 1999 to 2000. Based on operations since the date change, we do not expect any significant impact to our business as a result of Y2K. Reports from our suppliers regarding Y2K have exceeded expectations and have been uniformly positive. Our business systems and technical infrastructure are processing normally.

     We estimate our total cost for Y2K compliance efforts will be about $394 million, which we will have incurred over about a three-year period that commenced mid-1997. Y2K compliance costs incurred through December 31, 1999 were about $388 million. Our annual Y2K costs relating to information technology have represented and are expected through year-end 2000 to represent about 10% of our total annual information technology budget.


EURO CONVERSION

     The increased price transparency that may result from the use of a single currency in the eleven participating countries that have adopted the euro as their common legal currency could affect the ability of Ford and other companies to price their products differently in the various European markets. A possible result of this is price harmonization at lower average prices for products sold in some markets. Nevertheless, differences in national value added tax regimes, national vehicle registration taxes, customer preferences for equipment and options, sizes and types of vehicles and engines, and trade-in values may reduce the potential for price harmonization. In the year since the euro's introduction, it is uncertain what affect, if any, the euro has had on the pricing of automobiles. Other factors, such as intense competition in the European markets and consumer preferences, also affect how our vehicles are priced. It is impossible to determine how the introduction of the euro has impacted pricing relative to these other factors.

     Introduction of the euro may reduce the amount of Ford's exposure to changes in foreign exchange rates, due to the netting effect of having imports and exports denominated in a single currency as opposed to the various legacy currencies. As a result, the complexity of our foreign exchange hedging has been reduced. Conversely, because there will be less diversity in our exposure to foreign currencies, movements in the euro's value could have a more pronounced effect, whether positive or negative, on Ford.

     We have budgeted up to $50 million (including contingencies) for the period from 1997 through 2003 to cover the worldwide costs of preparing for and making operational changes to accommodate introduction of the euro. Certain of our business functions introduced euro-capability as of January 1, 1999, including, for example, systems for making and receiving certain payments, pricing and invoicing. Other business functions will be converted for the euro by the end of the transition period (December 31, 2001), but may be converted earlier where operationally efficient or cost-effective, or to meet customer needs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


NEW ACCOUNTING STANDARDS AND CHANGES

New Standards
-------------

     In the first quarter of 1999, we adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP requires entities to capitalize certain internal-use software costs once certain criteria are met. Our practice has been to expense the costs of obtaining or developing internal-use software as incurred. Adoption of this standard did not have a material effect on earnings.

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

Accounting Changes
------------------

     Beginning in 1999, we changed from an accelerated method to the units-of-production method for special tooling amortization. This change was made to recognize that special tooling retains its value more uniformly over time and more closely aligns tooling amortization with vehicle production volumes, providing a better matching of costs and revenues.

     Also beginning in 1999, we modified our plant and equipment retirement policy to reflect gains and losses in income in the year of retirement. Previously, the cost of retired assets, net of salvage proceeds, was charged to accumulated depreciation. The change in accounting principle for plant and equipment retirement was made to better reflect the results of asset disposal/sale decisions.

     Adoption of these changes did not have a material effect on our financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


OUTLOOK

Industry Sales Volumes
----------------------

     Our outlook for car and truck (including heavy trucks) industry sales in 2000 in our major markets is as follows:

     United States  -    approximately 17 million units, compared with the 17.4
                         million units sold in 1999

     Europe         -    approximately 18 million units, compared with the 18.3
                         million units sold in 1999
                         (both figures based on 19 markets)

     Brazil         -    between 1.3 and 1.5 million units, compared with the
                         1.3 million units sold in 1999

     Australia      -    slightly lower than the 787,000 units sold in 1999


2000 Financial Milestones
-------------------------

     We have set and communicated certain financial milestones for 2000. While we hope to achieve these goals, they should not be interpreted as projections, expectations or forecasts of 2000 results. The financial milestones for 2000 are as follows:

                                                                           Full-Year 2000 Milestone
                                                --------------------------------------------------------------
         Total Company
         -------------
          o    Total Shareholder
               Returns                          Top quartile of S&P 500 over time
          o    Revenue                          Grow $5 billion

         Automotive Sector
         -----------------

          o    North America                    Record earnings
          o    Europe                           Improve results
          o    South America                    Improve results
          o    Rest of World                    Improve results
          o    Total Costs                      Reduce $1 billion (at constant volume and mix)
          o    Capital Spending                 $9 billion
          o    Visteon                          Achieve independence

         Financial Services Sector
         -------------------------

          o    Ford Credit                      Grow earnings 10% & improve returns
          o    Hertz                            Record earnings (ninth consecutive year of increased earnings)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Risk Factors
------------

     Statements included or incorporated by reference herein may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation: greater price competition in the U.S. and Europe resulting from currency fluctuations, industry overcapacity or other factors; a significant decline in industry sales, particularly in the U.S. or Europe, resulting from slowing economic growth; currency or commodity price fluctuations; further economic difficulties in South America or Asia; higher fuel prices; a market shift from truck sales in the U.S.; lower-than-anticipated residual values for leased vehicles; labor or other constraints on our ability to restructure our business; increased safety or emissions regulation resulting in higher costs and/or sales restrictions; work stoppages at key Ford or supplier facilities; and the discovery of defects in vehicles resulting in recall campaigns, increased warranty costs or litigation.






Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     Ford is exposed to a variety of market risks, including the effects of changes in interest rates, foreign currency exchange rates and commodity prices.

     o To ensure funding over business and economic cycles and to minimize overall borrowing costs, our Financial Services sector issues debt and other payables with various maturity and interest rate structures. The maturity and interest rate structures frequently differ from the invested assets. Exposures to fluctuations in interest rates are created by the difference in the interest rate structure of assets and liabilities.

     o Our Automotive sector frequently has expenditures and receipts denominated in foreign currencies, including the following: purchases and sales of finished vehicles and production parts; debt and other payables; subsidiary dividends; and investments in subsidiaries. These expenditures and receipts create exposures to changes in exchange rates.

     o We also are exposed to changes in prices of commodities used in our Automotive sector.

     We monitor and manage these financial exposures as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results. The effect of changes in exchange rates, interest rates and commodity prices on our earnings generally has been small relative to other factors that also affect earnings, such as unit sales and operating margins. For more information on these financial exposures, see Note 1 (pages FS-9 and FS-10) and
Note 15 (page FS-25) of our Notes to Financial Statements.

     Our interest rate risk, foreign currency exchange rate risk and commodity risk are quantified below.

          Interest Rate Risk -- We use interest rate swaps (including those with a currency swap component) primarily at Ford Credit to mitigate the effects of interest rate fluctuations on earnings by changing the characteristics of assets and liabilities to match each other. All interest rate swap agreements are designated to hedge either a specific balance sheet item or pool of items. We use a model to assess the sensitivity of our earnings to changes in market interest rates. The model recalculates earnings by adjusting rates associated with variable rate instruments on the repricing date and by adjusting rates on fixed rate instruments scheduled to mature in the subsequent twelve months, effective on their scheduled maturity date. Interest income and interest expense are then recalculated based on the revised rates. Assuming an instantaneous increase or decrease of one percentage point in interest rates applied to all financial instruments and leased assets, our after-tax earnings would change by $29 million over a 12-month period.

          Foreign Currency Risk -- We use derivative financial instruments to hedge assets, liabilities and firm commitments denominated in foreign currencies. Our hedging policy is defensive, based on clearly defined guidelines. Speculative actions are not permitted. We do not use complex derivative instruments such as interest only or principal only derivatives. We use a value-at-risk ("VAR") analysis to evaluate our exposure to changes in foreign currency exchange rates. The primary assumptions used in the VAR analysis are as follows:

     o A Monte Carlo simulation model is used to calculate changes in the value of currency derivative instruments (forwards and options) and all significant underlying exposures. The VAR includes an 18-month exposure and derivative hedging horizon and a one-month holding period.

     o The VAR analysis calculates the potential risk, within a 99% confidence level, on firm commitment exposures (cash flows), including the effects of foreign currency derivatives. (Translation exposures are not included in the VAR analysis). The Monte Carlo simulation model uses historical volatility and correlation estimates of the underlying assets to produce a large number of future price scenarios which have a lognormal distribution.

     o Estimates of correlations and volatilities are drawn primarily from the JP Morgan RiskMetricsTM datasets.

     Based on our overall currency exposure (including derivative positions) during 1999, the risk during 1999 to our pre-tax cash flow from currency movements was on average less than $225 million, with a high of $250 million and a low of $175 million. At December 31, 1999, currency movements are projected to affect our pre-tax cash flow over the next 18 months by less than $175 million, within a 99% confidence level. Compared with our projection at December 31, 1998, the 1999 VAR amount is approximately $150 million lower, primarily because of significantly reduced currency exchange rate volatility and higher levels of hedging, partially offset by the inclusion of Volvo currency exposures and hedges.

     Commodity Price Risk -- Ford enters into commodity forward and option contracts. Such contracts are executed to offset Ford's exposure to the potential change in prices mainly for various non-ferrous metals used in the manufacturing of automotive components. The fair value liability of such contracts, excluding the underlying exposures, as of December 31 1999 and 1998 was approximately $223 and $(48) million, respectively. The potential change in the fair value of commodity forward and option contracts, assuming a 10% change in the underlying commodity price, would be approximately $300 and $69 million at December 31, 1999 and 1998, respectively. This amount excludes the offsetting impact of the price change in the physical purchase of the underlying commodities.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     Our Financial Statements, the accompanying Notes and the Report of Independent Accountants that are filed as part of this Report are listed under
Item 14. "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and are set forth on pages FS-1 through FS-32 immediately following the signature pages of this Report.

     Selected quarterly financial data for us and our consolidated subsidiaries for 1999 and 1998 is in Note 19 of our Notes to Financial Statements.



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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) 1.   Financial Statements - Ford Motor Company and Subsidiaries
-------------------------------------------------------------------

         Consolidated Statement of Income for the years ended December 31, 1999, 1998, and 1997.

         Consolidated Balance Sheet at December 31, 1999 and 1998.

         Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998, and 1997.

         Consolidated Statement of Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997.

         Notes to Financial Statements

         Report of Independent Accountants

         The Consolidated Financial Statements, the Notes to Financial Statements and the Report of Independent Accountants listed above are filed as part of this Report and are set forth on pages FS-1 through FS-32 immediately following the signatures pages of this Report.

(a) 2.   Financial Statement Schedules
--------------------------------------

Designation                                 Description
-----------                                 -----------
Supplemental
 Schedule                  Condensed Financial Information of Subsidiary

Report of Independent Accountants
on Supplemental Schedule

         The Financial Statement Schedule and the Report of Independent Accountants on Supplemental Schedule listed above are filed as part of this Report and are set forth on pages FSS-1 and FSS-2 immediately following page FS-32. The schedules not filed are omitted because the information required to be contained in them is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.

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

Exhibit 3-B          By-Laws as amended                                  Filed as Exhibit 3-B to Ford's Annual
                     through January 1, 1999.                            Report on Form 10-K for the year
                                                                         ended December 31, 1998.*

Exhibit 4            Form of Deposit Agreement dated as of               Filed as Exhibit 4-E to Ford's
                     October 29, 1992 among Ford,                        Registration Statement No. 33-53092.*
                     Chemical Bank, as Depositary,
                     and the holders from time to time of
                     Depositary Shares, each representing
                     1/2,000 of a share of Ford's
                     Series B Cumulative Preferred Stock.

Exhibit 10-A         Amended and Restated Profit                         Filed as Exhibit 10-A to the Registrant's
                     Maintenance Agreement, dated as of                  Annual Report on Form 10-K for the
                     January 1, 1999, between Ford                       year ended December 31, 1998.*
                     and Ford Credit.

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

Exhibit 10-C         Executive Separation Allowance Plan                 Filed as Exhibit 10-D to Ford's
                     as amended through December 9, 1993                 Annual Report on Form 10-K for the
                     for separations on or after January 1, 1981.**      year ended December 31, 1994.*

Exhibit 10-D         Description of Ford practices regarding             Filed as Exhibit 10-I to Ford's
                     club memberships for executives.**                  Annual Report on Form 10-K for the
                                                                         year ended December 31, 1981.*

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------

Exhibit 10-E         Description of Ford practices regarding             Filed as Exhibit 10-J to Ford's
                     travel expenses of spouses of certain               Annual Report on Form 10-K for the
                     executives.**                                       year ended December 31, 1980.*

Exhibit 10-F         Deferred Compensation Plan for                      Filed as Exhibit 10-H-1 to Ford's
                     Non-Employee Directors, as amended                  Annual Report on Form 10-K for the
                     on July 11, 1991.**                                 year ended December 31, 1991.*

Exhibit 10-F-1       Amendments to Deferred Compensation Plan            Filed as Exhibit 10-G-1 to Ford's
                     for Non-Employee Directors, effective as of         Annual Report on Form 10-K for the
                     January 1, 1996.**                                  year ended December 31, 1995.*

Exhibit 10-F-2       Amendment to Deferred Compensation Plan             Filed as Exhibit 10-G-2 to Ford's
                     for Non-Employee Directors, effective as of         Annual Report on Form 10-K for the
                     November 14, 1996.**                                year ended December 31, 1996.*

Exhibit 10-G         Benefit Equalization Plan, as                       Filed as Exhibit 10-H to Ford's
                     amended as of January 1, 1989.**                    Annual Report on Form 10-K for the
                                                                         year ended December 31, 1994.*

Exhibit 10-G-1       Description of Amendments to Benefit                Filed as Exhibit 10-H-1 to Ford's
                     Equalization Plan, adopted January 11,              Annual Report on Form 10-K for the
                     1996 and January 25, 1996.**                        year ended December 31, 1995.*

Exhibit 10-H         Description of financial counseling                 Filed as Exhibit 10-N to Ford's
                     services provided to certain executives.**          Annual Report on Form 10-K for the
                                                                         year ended December 31, 1983.*

Exhibit 10-I         Supplemental Executive Retirement Plan,             Filed as Exhibit 10-K to Ford's
                     as restated and incorporating amendments            Annual Report on Form 10-K for the
                     through December 12, 1995.**                        year ended December 31, 1995.*

Exhibit 10-J         Restricted Stock Plan for Non-Employee              Filed as Exhibit 10-P to Ford's
                     Directors adopted by the Board of                   Annual Report on Form 10-K for the
                     Directors on November 10, 1988,                     year ended December 31, 1988.*
                     and approved by the stockholders at
                     the 1989 Annual Meeting.**

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------

Exhibit 10-J-1       Amendment to Restricted Stock Plan for              Filed as Exhibit 10.1 to Ford's
                     Non-Employee Directors, effective as of             Quarterly Report on Form 10-Q for the
                     August 1, 1996.**                                   quarter ended September 30, 1996.*

Exhibit 10-K         1990 Long-Term Incentive Plan,                      Filed as Exhibit 10-R to Ford's
                     amended as of June 1, 1990.**                       Annual Report on Form 10-K for the
                                                                         year ended December 31, 1990.*

Exhibit 10-K-1       Amendment to 1990 Long-Term Incentive               Filed as Exhibit 10-P-1 to Ford's
                     Plan, effective as of October 1, 1990.**            Annual Report on Form 10-K for the
                                                                         year ended December 31, 1991.*

Exhibit 10-K-2       Amendment to 1990 Long-Term Incentive               Filed as Exhibit 10.2 to Ford's
                     Plan, effective as of March 8, 1995.**              Quarterly Report on Form 10-Q for the
                                                                         quarter ended March 31, 1995.*

Exhibit 10-K-3       Amendment to 1990 Long-Term                         Filed as Exhibit 10-M-3 to Ford's
                     Incentive Plan, effective as of                     Annual Report on Form 10-K for the
                     October 1, 1997.**                                  year ended December 31, 1997.*

Exhibit 10-K-4       Amendment to 1990 Long-Term                         Filed as Exhibit 10-M-4 to Ford's
                     Incentive Plan, effective as of                     Annual Report on Form 10-K for the
                     January 1, 1998.**                                  year ended December 31, 1997.*

Exhibit 10-L         Description of Matching Gift Program for            Filed as Exhibit 10-Q to Ford's
                     Non-Employee Directors.**                           Annual Report on Form 10-K for the
                                                                         year ended December 31, 1991.*

Exhibit 10-M         Non-Employee Directors Life Insurance               Filed as Exhibit 10-O to Ford's
                     and Optional Retirement Plan                        Annual Report on Form 10-K for the
                     (as amended as of January 1, 1993).**               year ended December 31, 1994.*

Exhibit 10-N         Description of Non-Employee Directors               Filed as Exhibit 10-S to Ford's
                     Accidental Death, Dismemberment and                 Annual Report on Form 10-K for the
                     Permanent Total Disablement Indemnity.**            year ended December 31, 1992.*

Exhibit 10-O         Agreement dated December 10, 1992                   Filed as Exhibit 10-T to Ford's
                     between Ford and William C. Ford.**                 Annual Report on Form 10-K for the
                                                                         year ended December 31, 1992.*

Exhibit 10-P         Support Agreement dated as of October 1,            Filed as Exhibit 10-T to Ford's
                     1993 between Ford and FCE Bank.                     Annual Report on Form 10-K for the
                                                                         year ended December 31, 1993.*

Exhibit 10-P-1       Amendment No. 1 dated as of November                Filed as Exhibit 10-R-1 to Ford's
                     15, 1995 to Support Agreement between               Annual Report on Form 10-K for the
                     Ford and FCE Bank.                                  year ended December 31, 1995.*

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

Designation                     Description                                          Method of Filing
-----------                     -----------                                          ----------------

Exhibit 10-Q         Select Retirement Plan                              Filed as Exhibit 10-S to Ford's
                     adopted on June 9, 1994.**                          Annual Report on Form 10-K for the
                                                                         year ended December 31, 1996.*

Exhibit 10-R         Deferred Compensation Plan,                         Filed with this Report.
                     as amended and restated as of
                     January 1, 2000.**

Exhibit 10-S         Description of Amendments to Supplemental           Filed as Exhibit 10-U to Ford's
                     Executive Retirement Plan and Executive             Annual Report on Form 10-K for the
                     Separation Allowance Plan, adopted                  year ended December 31, 1995.*
                     January 25, 1996.**

Exhibit 10-S-2       Description of Amendment to Supplemental            Filed as Exhibit 10-U-2 to Ford's
                     Executive Retirement Plan and Executive             Annual Report on Form 10-K for the
                     Separation Allowance Plan, effective as of          year ended December 31, 1996.*
                     July 1, 1996.**

Exhibit 10-S-3       Description of Amendment to Supplemental            Filed as Exhibit 10-U-3 to Ford's
                     Executive Retirement Plan adopted                   Annual Report on Form 10-K for
                     September 10, 1998. **                              the year ended December 31, 1998.*

Exhibit 10-T         Annual Incentive Compensation Plan,                 Filed with this Report.
                     as amended and restated as of
                     January 1, 2000.**

Exhibit 10-U         1998 Long-Term Incentive Plan,                      Filed as Exhibit 10-W to Ford's
                     effective as of January 1, 1998.**                  Annual Report on Form 10-K for the
                                                                         year ended December 31, 1997.*

Exhibit 10-U-1       Amendment to 1998 Long-Term Incentive               Filed as Exhibit 10-W-1 to Ford's
                     Plan, effective as of January 1, 1999.**            Annual Report on Form 10-K for
                                                                         the year ended December 31, 1998.*

Exhibit 10-U-2       Amendment to 1998 Long-Term Incentive               Filed with this Report.
                     Plan, effective as of March 10, 2000.**

Exhibit 10-V         Agreement dated January 13, 1999                    Filed as Exhibit 10-X to Ford's
                     between Ford and Edsel B. Ford II.**                Annual Report on Form 10-K for
                                                                         the year ended December 31, 1998.*

Exhibit 12           Computation of Ratio of Earnings to                 Filed with this Report.
                     Combined Fixed Charges and Preferred
                     Stock Dividends.

Exhibit 21           List of Subsidiaries of Ford                        Filed with this Report.
                     as of March 15, 2000.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

Designation                     Description                              Method of Filing
-----------                     -----------                              ----------------
Exhibit 23           Consent of Independent Certified Public             Filed with this Report.
                     Accountants.

Exhibit 24           Powers of Attorney.                                 Filed with this Report.

-------------------------
* Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated)
**    Management contract or compensatory plan or arrangement

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


(b)      Reports on Form 8-K
----------------------------
     Ford filed the following Current Reports on Form 8-K during the quarter ended December 31, 1999:

     Current Report on Form 8-K dated October 18, 1999 included information relating to Ford's third quarter 1999 financial results.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Ford has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY


By:          Henry D. G. Wallace*
         ------------------------
         (Henry D. G. Wallace)
         Group Vice President and
           Chief Financial Officer


Date:    March 16, 2000

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

         Signature                                         Title                                Date
         ---------                                         -----                                ----


     William Clay Ford, Jr.*                    Director, Chairman of the                 March 16, 2000
    ------------------------                    Board and Chairman of the
    (William Clay Ford, Jr.)                    Environmental and Public
                                                Policy Committee, the Finance
                                                Committee and the Organization
                                                Review and Nominating Committee


       Jacques A. Nasser*                       Director and President                    March 16, 2000
    ------------------------                    and Chief Executive Officer
      (Jacques A. Nasser)                       (principal executive officer)


       Michael D. Dingman*                      Director and
    ------------------------                    Chairman of the                           March 16, 2000
      (Michael D. Dingman)                      Compensation and
                                                Option Committee


        Edsel B. Ford II*                       Director                                  March 16, 2000
    ------------------------
       (Edsel B. Ford II)


       William Clay Ford*                       Director                                  March 16, 2000
    ------------------------
      (William Clay Ford)


     Irvine O. Hockaday, Jr.*                   Director and                              March 16, 2000
    ------------------------                    Chairman of the
    (Irvine O. Hockaday, Jr.)                   Audit Committee



         Signature                                         Title                                Date
         ---------                                         -----                                ----

       Marie-Josee Kravis*                      Director                                  March 16, 2000
    ------------------------
       Marie-Josee Kravis)


        Ellen R. Marram*                        Director                                  March 16, 2000
    ------------------------
       (Ellen R. Marram)


       Homer A Neal*                            Director                                  March 16, 2000
    ------------------------
      (Homer A. Neal)


        Jorma J. Ollila*                        Director                                  March 16, 2000
    ------------------------
       (Jorma J. Ollila)


       Carl E. Reichardt*                       Director                                  March 16, 2000
    ------------------------
      (Carl E. Reichardt)


        Robert E. Rubin*                        Director                                  March 16, 2000
    ------------------------
       (Robert E. Rubin)


       John L. Thornton*                        Director                                  March 16, 2000
    ------------------------
      (John L. Thornton)


      Henry D. G. Wallace*                      Group Vice President and                  March 16, 2000
    ------------------------                    Chief Financial Officer
     (Henry D. G. Wallace)                      (principal financial officer)


        William A. Swift*                       Vice President and Controller             March 16, 2000
    ------------------------                    (principal accounting officer)
       (William A. Swift)


*By: /s/ Peter Sherry, Jr.
     ---------------------
     (Peter Sherry, Jr.)
       Attorney-in-Fact

                                      Ford Motor Company and Subsidiaries
                                      -----------------------------------

                                                  HIGHLIGHTS
                                                  ----------

                                                                  Fourth Quarter                          Full Year
                                                            ----------------------------          ---------------------------
                                                               1999            1998                  1999           1998
                                                            ------------    ------------          ------------   ------------
                                                                    (unaudited)
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- North America                                                 1,280           1,197                 4,787          4,370
- Outside North America                                           639             617                 2,433          2,453
                                                                -----           -----                 -----          -----
    Total                                                       1,919           1,814                 7,220          6,823
                                                                =====           =====                 =====          =====

Sales and revenues (in millions)
- Automotive                                                $  37,781       $  32,204             $ 136,973      $ 119,083
- Financial Services                                            6,637           5,699                25,585         25,333
                                                            ---------       ---------             ---------      ---------
    Total                                                   $  44,418       $  37,903             $ 162,558      $ 144,416
                                                            =========       =========             =========      =========

Net income (in millions)
- Automotive                                                $   1,449       $     820             $   5,721      $   4,752
- Financial Services (excl. The Associates)                       357             223                 1,516          1,187
- The Associates                                                    -               -                     -            177
- Gain on spin-off of The Associates                                -               -                     -         15,955
                                                            ---------       ---------             ---------      ---------
    Total                                                   $   1,806       $   1,043             $   7,237      $  22,071
                                                            =========       =========             =========      =========

Capital expenditures (in millions)
- Automotive                                                $   2,921       $   2,445             $   7,945      $   8,113
- Financial Services                                              155             106                   590            504
                                                            ---------       ---------             ---------      ---------
    Total                                                   $   3,076       $   2,551             $   8,535      $   8,617
                                                            =========       =========             =========      =========

Automotive capital expenditures as a
 percentage of sales                                              7.7%            7.6%                  5.8%           6.8%

Stockholders' equity at December 31
- Total (in millions)                                       $  27,537       $  23,409             $  27,537      $  23,409
- After-tax return on Common and
   Class B stockholders' equity                                  26.6%           17.8%                 28.1%          25.4%

Automotive net cash at December 31
 (in millions)
- Cash and marketable securities                            $  23,585       $  23,805             $  23,585      $  23,805
- Debt                                                         12,144           9,834                12,144          9,834
                                                            ---------       ---------             ---------      ---------
   Automotive net cash                                      $  11,441       $  13,971             $  11,441      $  13,971
                                                            =========       =========             =========      =========

After-tax return on sales
- North American Automotive                                       5.8%            4.5%                  6.2%           5.3%
- Total Automotive                                                3.9%            2.6%                  4.2%           4.0%

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                                    1,207           1,210                 1,210          1,211
- Number outstanding at December 31                             1,207           1,209                 1,207          1,209

Common Stock price (per share)
(adjusted to reflect The Associates
 spin-off)
- High                                                      $  54-7/8       $59-7/8               $  67-7/8      $61-7/16
- Low                                                          48-1/2        38-13/16                46-1/4       28-15/32

AMOUNTS PER SHARE OF COMMON AND CLASS B
 STOCK AFTER PREFERRED STOCK DIVIDENDS

Income assuming dilution
- Automotive                                                $    1.18       $    0.66             $    4.63      $    3.76
- Financial Services (excl. The Associates)                      0.29            0.18                  1.23           0.96
- The Associates                                                    -               -                     -           0.14
- Gain on spin-off of The Associates                                -               -                     -          12.90
                                                            ---------       ---------             ---------      ---------
    Total                                                   $    1.47       $    0.84             $    5.86      $   17.76
                                                            =========       =========             =========      =========

Cash dividends                                              $    0.50       $    0.46             $    1.88      $    1.72

                                      FS-1


                                      Ford Motor Company and Subsidiaries

                                              VEHICLE UNIT SALES
                                              ------------------

                                For the Periods Ended December 31, 1999 and 1998
                                                 (in thousands)



                                                      Fourth Quarter                            Full Year
                                                  ------------------------              --------------------------
                                                   1999            1998                  1999              1998
                                                  --------        --------              --------          --------
                                                        (unaudited)                            (unaudited)

North America
United States
 Cars                                               497             428                 1,725             1,563
 Trucks                                             646             654                 2,660             2,425
                                                  -----           -----                 -----             -----
  Total United States                             1,143           1,082                 4,385             3,988

Canada                                              100              87                   288               279
Mexico                                               37              28                   114               103
                                                  -----           -----                 -----             -----

  Total North America                             1,280           1,197                 4,787             4,370

Europe
Britain                                             122             102                   518               498
Germany                                              80             143                   353               444
Italy                                                59              56                   209               205
Spain                                                45              46                   180               155
France                                               44              54                   172               171
Other countries                                     175              95                   528               377
                                                  -----           -----                 -----             -----

  Total Europe                                      525             496                 1,960             1,850

Other international
Australia                                            30              35                   125               133
Brazil                                               26              34                   117               178
Argentina                                            16              16                    60                97
Taiwan                                               11              12                    56                77
Japan                                                 8               5                    32                25
Other countries                                      23              19                    83                93
                                                  -----           -----                 -----             -----

  Total other international                         114             121                   473               603
                                                  -----           -----                ------             -----

Total worldwide vehicle unit sales                1,919           1,814                 7,220             6,823
                                                  =====           =====                 =====             =====


Vehicle unit sales generally are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.

Prior periods were restated to correct reported unit sales.


                                                   Ford Motor Company and Subsidiaries

                                                    CONSOLIDATED STATEMENT OF INCOME
                                                    --------------------------------

                                          For the Years Ended December 31, 1999, 1998, and 1997
                                                 (in millions, except amounts per share)


                                                                              1999           1998           1997
                                                                           ------------   ------------   ---------
AUTOMOTIVE
Sales (Note 1)                                                             $136,973       $119,083       $122,935

Costs and expenses (Notes 1 and 16)
Costs of sales                                                              119,046        103,905        107,994
Selling, administrative and other expenses                                    9,548          8,493          7,995
                                                                           --------       --------       --------
  Total costs and expenses                                                  128,594        112,398        115,989

Operating income                                                              8,379          6,685          6,946

Interest income                                                               1,428          1,331          1,116
Interest expense                                                              1,397            829            788
                                                                           --------       --------       --------
  Net interest income                                                            31            502            328
Equity in net income/(loss) of affiliated companies (Note 1)                     82            (38)           (88)
Net expense from transactions with
 Financial Services (Note 1)                                                    (45)          (191)          (104)
                                                                           --------       --------       --------

Income before income taxes - Automotive                                       8,447          6,958          7,082

FINANCIAL SERVICES
Revenues (Note 1)                                                            25,585         25,333         30,692

Costs and expenses (Note 1)
Interest expense                                                              7,679          8,036          9,712
Depreciation                                                                  9,254          8,589          7,645
Operating and other expenses                                                  4,653          4,618          6,621
Provision for credit and insurance losses                                     1,465          1,798          3,230
                                                                           --------       --------       --------
  Total costs and expenses                                                   23,051         23,041         27,208
Net revenue from transactions with Automotive (Note 1)                           45            191            104
Gain on spin-off of The Associates (Note 16)                                      -         15,955              -
Gain on sale of Common Stock of a subsidiary (Note 16)                            -              -            269
                                                                           --------       --------       --------

Income before income taxes - Financial Services                               2,579         18,438          3,857
                                                                           --------       --------       --------

TOTAL COMPANY
Income before income taxes                                                   11,026         25,396         10,939
Provision for income taxes (Note 7)                                           3,670          3,176          3,741
                                                                           --------       --------       --------
Income before minority interests                                              7,356         22,220          7,198
Minority interests in net income of subsidiaries                                119            149            278
                                                                           --------       --------       --------
Net income                                                                 $  7,237       $ 22,071       $  6,920
                                                                           ========       ========       ========
Income attributable to Common and Class B Stock
 after Preferred Stock dividends (Note 1)                                  $  7,222       $ 21,964       $  6,866

Average number of shares of Common and Class B
 Stock outstanding (Note 1)                                                   1,210          1,211          1,195

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 1)

Basic income                                                               $   5.99       $  18.17       $   5.75

Diluted income                                                             $   5.86       $  17.76       $   5.62

Cash dividends                                                             $   1.88       $   1.72       $  1.645

The accompanying notes are part of the financial statements.

Prior period costs of sales and selling, administrative and other expenses were reclassified.


                                      Ford Motor Company and Subsidiaries

                                          CONSOLIDATED BALANCE SHEET
                                          --------------------------
                                       As of December 31, 1999 and 1998
                                                  (in millions)

                                                                                                1999              1998
                                                                                           ---------------   ----------------
ASSETS
Automotive
Cash and cash equivalents                                                                   $  4,642          $  3,685
Marketable securities (Note 2)                                                                18,943            20,120
                                                                                            --------          --------
   Total cash and marketable securities                                                       23,585            23,805

Receivables                                                                                    3,769             2,604
Inventories (Note 5)                                                                           6,435             5,656
Deferred income taxes                                                                          3,872             3,239
Other current assets (Note 1)                                                                  4,126             3,405
Current receivable from Financial Services (Note 1)                                            2,304                 0
                                                                                            --------          --------
   Total current assets                                                                       44,091            38,709

Equity in net assets of affiliated companies (Note 1)                                          2,744             2,401
Net property (Note 6)                                                                         42,317            37,320
Deferred income taxes                                                                          2,816             3,175
Other assets (Note 1)                                                                         13,213             7,139
                                                                                            --------          --------
   Total Automotive assets                                                                   105,181            88,744

Financial Services
Cash and cash equivalents                                                                      1,588             1,151
Investments in securities (Note 2)                                                               733               968
Finance receivables (Note 3)                                                                 113,298            97,176
Net investment in operating leases (Note 4)                                                   42,471            41,173
Other assets                                                                                  11,123             7,445
Receivable from Automotive (Note 1)                                                            1,835               888
                                                                                            --------          --------
   Total Financial Services assets                                                           171,048           148,801
                                                                                            --------          --------

   Total assets                                                                             $276,229          $237,545
                                                                                            ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                              $ 14,450          $ 13,368
Other payables                                                                                 4,156             2,755
Accrued liabilities (Note 8)                                                                  19,321            16,925
Income taxes payable                                                                           1,862             1,404
Debt payable within one year (Note 10)                                                         1,602             1,121
Current payable to Financial Services (Note 1)                                                     0                70
                                                                                            --------          --------
   Total current liabilities                                                                  41,391            35,643

Long-term debt (Note 10)                                                                      10,542             8,713
Other liabilities (Note 8)                                                                    33,247            30,133
Deferred income taxes                                                                          1,376               751
Payable to Financial Services (Note 1)                                                         1,835               818
                                                                                            --------          --------
   Total Automotive liabilities                                                               88,391            76,058

Financial Services
Payables                                                                                       3,550             3,555
Debt (Note 10)                                                                               139,919           122,324
Deferred income taxes                                                                          7,078             5,488
Other liabilities and deferred income                                                          6,775             6,034
Payable to Automotive (Note 1)                                                                 2,304                 0
                                                                                            --------          --------
   Total Financial Services liabilities                                                      159,626           137,401

Company-obligated mandatorily redeemable preferred securities of a subsidiary
 trust holding solely junior subordinated debentures of the Company (Note 1)                     675               677

Stockholders' equity
Capital stock (Notes 11 and 12)
 Preferred Stock, par value $1.00 per share (aggregate liquidation preference
  of $177 million)                                                                                 *                 *
 Common Stock, par value $1.00 per share (1,151 million shares issued)                         1,151             1,151
 Class B Stock, par value $1.00 per share (71 million shares issued)                              71                71
Capital in excess of par value of stock                                                        5,049             5,283
Accumulated other comprehensive income                                                        (1,923)           (1,670)
ESOP loan and treasury stock                                                                  (1,417)           (1,085)
Earnings retained for use in business                                                         24,606            19,659
                                                                                            --------          --------
   Total stockholders' equity                                                                 27,537            23,409
                                                                                            --------          --------

   Total liabilities and stockholders' equity                                               $276,229          $237,545

                                                                                            ========          ========

- - - -
*Less than $1 million

The accompanying notes are part of the financial statements.

                                      Ford Motor Company and Subsidiaries

                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                     ------------------------------------

                             For the Years Ended December 31, 1999, 1998, and 1997
                                                 (in millions)

                                                      1999                          1998                          1997
                                            ---------------------------   ---------------------------   ---------------------------

                                                             Financial                    Financial                      Financial
                                             Automotive      Services      Automotive     Services         Automotive    Services
                                            ------------   ------------   ------------   ------------   ------------   ------------

Cash and cash equivalents at January 1      $  3,685       $  1,151       $ 6,316        $  1,618       $ 3,578        $   3,689

Cash flows from operating activities
 (Note 17)                                    17,271         12,540         9,622          13,478        13,984           13,650

Cash flows from investing activities
 Capital expenditures                         (7,945)          (590)       (8,113)           (504)       (8,142)            (575)
 Purchase of leased assets                         -              -          (110)              -          (332)               -
 Acquisitions of other companies
  (Note 16)                                   (6,342)          (144)            -            (344)            -              (40)
 Acquisitions of receivables and lease
  investments                                      -        (80,422)            -         (78,863)            -         (117,895)
 Collections of receivables and lease
  investments
  investments                                      -         46,646             -          49,303             -           86,842
 Net acquisitions of daily rental vehicles         -         (1,739)            -          (1,790)            -             (958)
 Purchases of securities                      (3,609)          (900)         (758)         (2,102)          (43)          (3,067)
 Sales and maturities of securities            2,352          1,100           590           2,271            13            3,520

 Proceeds from sales of receivables and
  lease investments
  lease investments                                -          9,931             -           8,413             -            5,197
 Net investing activity with
  Financial Services
  Financial Services                           1,329              -           642               -           258               -
 Other                                           (68)           119          (468)           (463)         (285)            (569)
                                             -------        -------       -------         -------       -------          -------
   Net cash used in investing activities     (14,283)       (25,999)       (8,217)        (24,079)       (8,531)         (27,545)

Cash flows from financing activities
 Cash dividends
 Cash dividends                               (2,290)             -        (5,348)              -        (2,020)               -
 Issuance of Common Stock                        336              -           157               -           310                -
 Issuance of Common Stock of a
  subsidiary (Note 16)                             -              -             -               -             -              453
 Purchase of Ford treasury stock                (707)             -          (669)              -           (15)               -
 Preferred Stock - Series B repurchase,
  Series A redemption                              -              -          (420)              -             -                -
 Changes in short-term debt                       64          5,547           497           7,475          (430)           6,210
 Proceeds from issuance of other debt          3,428         37,184         2,403          21,776         1,100           22,923
 Principal payments on other debt             (1,182)       (28,672)       (1,434)        (16,797)         (668)         (18,215)
 Net financing activity with Automotive            -         (1,329)            -            (642)            -             (258)
 Spin-off of The Associates cash                   -              -             -            (508)            -                -
 Other                                          (254)            88          (472)            (12)           16             (206)
                                             -------        -------       -------         -------       -------          -------
   Net cash (used in)/provided by
    financing activities
    financing activities                        (605)        12,818        (5,286)         11,292        (1,707)          10,907

Effect of exchange rate changes on cash          (69)          (279)          (54)            146          (119)              28
Net transactions with Automotive/
 Financial Services
 Financial Services                           (1,357)         1,357         1,304          (1,304)         (889)             889
                                             -------        -------       -------         -------       -------          -------

   Net (decrease)/increase in cash and
    cash
equivalents
    cash equivalents                             957            437        (2,631)           (467)        2,738           (2,071)
                                             -------        -------       -------         -------       -------          -------

Cash and cash equivalents at December 31    $  4,642       $  1,588      $  3,685        $  1,151       $ 6,316         $  1,618
                                            ========       ========      ========        ========       =======         ========

The accompanying notes are part of the financial statements.


                                      Ford Motor Company and Subsidiaries

                                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                ----------------------------------------------

                             For the Years Ended December 31, 1997, 1998, and 1999
                                                  (in millions)



                                                 Capital                            Other Comprehensive Income
                                                in Excess                   -----------------------------------------
                                                 of Par                   Foreign       Minimum    Unrealized
                                      Capital   Value of    Retained      Currency      Pension      Holding
                                       Stock      Stock     Earnings    Translation    Liability    Gain/Loss    Other      Total
                                      -------   ---------   --------   -------------   ---------   ----------  ---------  ---------
YEAR ENDED DECEMBER 31, 1997
----------------------------
Balance at beginning of year          $1,189     $5,268     $20,334     $    74        $ (267)       $164      $     -    $26,762

Comprehensive income
 Net Income                                                   6,920                                                         6,920
 Foreign currency translation                                            (1,038)                                          (1,038)
 Minimum pension liability
   (net of tax benefit of $36)                                                            (70)                                (70)
 Net holding loss
   (net of tax benefit of $47)                                                                        (91)                    (91)
                                                                                                                          -------

  Comprehensive Income                                                                                                      5,721
Common Stock issued for Series A
 Preferred Stock conversion,
 employee benefit plans and other         14        296                                                                       310
Treasury stock                                                                                                    (39)        (39)
Cash Dividends                                               (2,020)                                                       (2,020)
                                      ------     ------     -------     --------       ------        ----     -------      ------
Balance at end of year                $1,203     $5,564     $25,234     $   (964)      $ (337)       $ 73     $   (39)    $30,734
                                      ======     ======     =======     ========       ======        ====     =======     =======

YEAR ENDED DECEMBER 31, 1998
----------------------------
Balance at beginning of year          $1,203     $5,564     $25,234     $   (964)      $ (337)       $ 73     $   (39)    $30,734

Comprehensive income
 Net income (excluding gain on
   spin-off of The Associates)                                6,116                                                         6,116
 Gain on The Associates spin-off                             15,955                                                        15,955
 Foreign currency translation                                                (53)                                             (53)
 Minimum pension liability
   (net of tax benefit of $184)                                                          (361)                              (361)
 Net holding loss
   (net of tax benefit of $3)                                                                         (28)                    (28)
                                                                                                                           ------
  Comprehensive income                                                                                                     21,629
Common Stock issued for Series A
  Preferred Stock conversion,
  employee benefit plans and other        19        139                                                                       158
Preferred Stock-Series B repurchase
 and Series A redemption                           (420)                                                                     (420)
ESOP loan and treasury stock                                                                                   (1,046)     (1,046)
The Associates spin-off to Ford
 Common stockholders                                        (22,298)                                                      (22,298)
Cash dividends                                               (5,348)                                                       (5,348)
                                      ------     ------     -------     --------       ------        ----     -------     -------
Balance at end of year                $1,222     $5,283     $19,659     $ (1,017)      $ (698)       $ 45     $(1,085)    $23,409
                                      ======     ======     =======     ========       ======        ====     =======     =======

YEAR ENDED DECEMBER 31, 1999
----------------------------
Balance at beginning of year          $1,222     $5,283     $19,659     $ (1,017)      $ (698)       $ 45     $(1,085)    $23,409

Comprehensive income
 Net income                                                   7,237                                                         7,237
 Foreign currency translation                                               (615)                                            (615)
 Minimum pension liability
   (net of tax of $174)                                                                   324                                 324
 Net holding gain
   (net of tax of $20)                                                                                 38                      38
                                                                                                                          -------
  Comprehensive income                                                                                                      6,984
Common Stock issued for
 employee benefit plans and other                  (234)                                                                     (234)
ESOP loan and treasury stock                                                                                     (332)       (332)
Cash dividends                                               (2,290)                                                       (2,290)
                                      ------     ------     -------     --------       ------        ----     ------      -------
Balance at end of year                $1,222     $5,049     $24,606     $ (1,632)      $ (374)       $ 83     $(1,417)    $27,537
                                      ======     ======     =======     ========       ======        ====     =======     =======

The accompanying notes are part of the financial statements.

NOTE 1. Accounting Policies
---------------------------

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

Structure of Operations
-----------------------

The company's sectors, Automotive and Financial Services, are managed as four primary operating segments. A segment is defined as a component with business activity resulting in revenue and expense that has separate financial information evaluated regularly by the company's chief operating decision maker in determining resource allocation and assessing performance (Note 18).
The Automotive sector is comprised of Automotive and Visteon. The Automotive segment consists of the design, manufacture, sale and service of cars and trucks; the Visteon segment consists of the design, manufacture and sale of automotive components and systems. The Financial Services sector primarily includes two segments, Ford Motor Credit Company and its subsidiaries
("Ford Credit") and The Hertz Corporation and its subsidiaries ("Hertz").
The Financial Services sector also includes less significant financial services businesses (Note 18). Ford Credit leases and finances the purchase of cars and trucks made by Ford and other companies. It also provides inventory and capital financing to retail car and truck dealerships. Hertz rents cars and trucks and industrial and construction equipment. Both Ford Credit and Hertz also have insurance operations related to their businesses.

Intersector transactions represent principally transactions occurring in the ordinary course of business, borrowings and related transactions between entities in the Financial Services and Automotive sectors, and interest and other support under special vehicle financing programs. These arrangements are reflected in the respective business sectors. Intersegment transactions are described in Note 18.

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

Sales through dealers to certain daily rental companies where the daily rental company has an option to require Ford to repurchase vehicles subject to certain conditions, are recognized over the period of daily rental service in a manner similar to lease accounting. The carrying value of these vehicles, included in other current assets, was $2.0 billion at December 31, 1999, and $2.1 billion at December 31, 1998.

---------------------------------------

Revenue Recognition - Financial Services Sector
-----------------------------------------------

Revenue from finance receivables is recognized over the term of the receivable using the interest method. Certain loan origination costs are deferred and amortized, using the interest method, over the term of the related receivable as a reduction in financing revenue. Revenue from operating leases is recognized on a straight-line basis over the term of the lease. Initial direct costs net of acquisition fees related to leases are deferred and amortized over the term of the lease. Agreements between the Automotive sector operations and certain Financial Services sector operations provide for interest supplements and other support costs to be paid by Automotive sector operations on certain financing and leasing transactions. The Financial Services sector recognizes this revenue in income over the period that the related receivables and leases are outstanding; the estimated costs of interest supplements and other support costs are recorded as sales incentives by Automotive sector operations in the same manner as sales incentives described above.

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

Other Costs
-----------

Advertising and sales promotion costs are expensed as incurred. Advertising costs were $2.8 billion in 1999, $2.2 billion in 1998 and $2.3 billion in 1997.

Estimated costs related to product warranty are accrued at the time of sale.

Engineering, research and development costs are expensed as incurred and were $7.1 billion in 1999, $6.3 billion in 1998 and $6.3 billion in 1997.

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

----------------------------

Income per share of Common and Class B Stock were as follows (in millions):

                                                       1999                   1998                   1997
                                                --------------------   --------------------  ---------------------
                                                 Income    Shares*      Income    Shares*     Income     Shares*
                                                --------- ----------   --------- ----------  ---------- ----------

Net income                                       $7,237    1,210       $22,071    1,211       $6,920     1,195
Preferred Stock dividend requirements               (15)       -           (22)       -          (54)        -
Premium on Series B Tender Offer**                    -        -           (85)       -            -         -
Issuable and uncommitted ESOP shares                  -       (4)            -       (2)           -        (1)
                                                 ------    -----       -------    -----       ------     -----
  Basic income and shares                        $7,222    1,206       $21,964    1,209       $6,866     1,194

Basic income per share                           $ 5.99                $ 18.17                $ 5.75
----------------------

Basic income and shares                          $7,222    1,206       $21,964    1,209       $6,866     1,194
Net dilutive effect of options                        -       27             -       28            -        20
Convertible Preferred Stock and other                (1)       -            (1)       -            8        10
                                                 ------    -----       -------    -----       ------     -----
  Diluted income and shares                      $7,221    1,233       $21,963    1,237       $6,874     1,224

Diluted income per share                         $ 5.86                $ 17.76                $ 5.62
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

Ford's primary foreign currency exposures, in terms of net corporate exposure, are in the Swedish Krona, Euro, British Pound Sterling, Japanese Yen,
Mexican Peso and Brazilian Real. Agreements to manage foreign currency exposures include forward contracts, swaps and options. The company uses these derivative instruments to hedge assets and liabilities denominated in foreign currencies, firm commitments and certain investments in foreign subsidiaries. Gains and losses on hedges of firm commitments are deferred and recognized with the related transactions. In the case of hedges of net investments in foreign subsidiaries, gains and losses are recognized in other comprehensive income to the extent they are effective as hedges. All other gains and losses are recognized in cost of sales for the Automotive sector and interest expense for the Financial Services sector. These instruments usually mature in two years or less for Automotive sector exposures and longer for Financial Services sector exposures, consistent with the underlying transactions. The effect of changes in exchange rates may not be fully offset by gains or losses on currency derivatives, depending on the extent to which the exposures are hedged.

Interest rate swap agreements are used to manage the effects of interest rate fluctuations by changing the interest rate characteristics of specific debt or pools of debt to match the interest rate characteristics of corresponding assets. These instruments mature consistent with underlying debt issues as identified in Note 10. The differential paid or received on interest rate swaps is recognized on an accrual basis as an adjustment to interest expense. Gains and losses on terminated interest rate swaps are deferred and reflected in interest expense over the remaining term of the underlying debt.

----------------------------

Ford has a commodity hedging program that uses primarily forward contracts and options to manage the effects of changes in commodity prices on the Automotive sector's results. Gains and losses are recognized in cost of sales during the settlement period of the related transactions.

Foreign Currency Translation
----------------------------

Assets and liabilities of non-U.S. subsidiaries generally are translated to U.S. Dollars at end-of-period exchange rates. The effects of this translation for most non-U.S. subsidiaries are reported in other comprehensive income. Remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. Dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of all non-U.S. subsidiaries are translated to U.S. Dollars at average-period exchange rates and are recognized as part of revenues, costs and expenses. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of the subsidiary involved. Net transaction gains and losses, as described above, increased net income by $284 million in 1999 and by $97 million in 1998, and decreased net income by $164 million in 1997.

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

Goodwill
--------

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is amortized using the straight-line method for periods of up to 40 years. Total goodwill included in the Automotive sector's other assets was $6.1 billion at December 31, 1999 and $2.1 billion at December 31, 1998. The increase is primarily related to the acquisitions of Volvo, Kwik-Fit, and Plastic Omnium (Note 16). Total goodwill included in the Financial Services sector's other assets was $970 million at December 31, 1999 and $743 million at December 31, 1998.

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

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities, for which there are no quoted market prices, is based on similar types of securities that are traded in the market. Book value approximates fair value for all securities.

Expected maturities of debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

Automotive Sector
-----------------

Investments in securities at December 31 were as follows (in millions):

                                                                                                      Book/
                                                               Amortized   Unrealized  Unrealized     Fair
                                                                 Cost         Gains      Losses       Value
                                                              -----------  ----------  ----------  ----------
     1999
     ----
     Trading securities                                         $17,243        $56        $123        $17,176
     Available-for-sale securities - Corporate securities         1,004          -           8            996
     Held-to-maturity securities                                    771          -           -            771
                                                                -------        ---        ----        -------
     Total investments in securities                            $19,018        $56        $131        $18,943
                                                                =======        ===        ====        =======

     1998
     ----
     Trading securities                                         $19,534        $83        $ 40        $19,577
     Available-for-sale securities - Corporate securities           543          -           -            543
                                                                -------        ---        ----        -------
       Total investments in securities                          $20,077        $83        $ 40        $20,120
                                                                =======        ===        ====        =======

During 1997, $365 million of bonds issued by affiliates were reclassified from equity in net assets of affiliated companies to available-for-sale marketable securities; $163 million of the bonds matured in 1999 and $202 million matured in 1998. Proceeds from sales of available-for-sale securities were $2,352 million in 1999 and $586 million in 1998. In 1999, gross gains of $11 million were reported. Other comprehensive income included net unrealized gains of $13 million in 1999 and net unrealized losses of $5 million in 1998 on securities owned by certain unconsolidated affiliates. The available-for-sale securities at December 31, 1999 had contractual maturities between one and five years.

Financial Services Sector
-------------------------

Investments in securities at December 31, 1999 were as follows (in millions):

                                                                                                         Book/
                                                               Amortized   Unrealized    Unrealized      Fair
                                                                  Cost       Gains         Losses        Value
                                                              -----------  -----------  ------------  ----------
     Trading securities                                         $190         $ -           $ -          $190

     Available-for-sale securities
     -----------------------------
     Debt securities issued by the U.S.
      government and agencies                                     89           -             3            86
     Municipal securities                                         18           -             1            17
     Debt securities issued by non-U.S. governments               19           -             -            19
     Corporate securities                                        156           -             6           150
     Mortgage-backed securities                                  202           -             7           195
     Equity securities                                            28          43             2            69
                                                                ----         ---           ---          ----
       Total available-for-sale securities                       512          43            19           536

     Held-to-maturity securities
     ---------------------------
     Debt securities issued by the U.S.
       government and agencies                                     6           -             -             6
     Corporate securities                                          1           -             -             1
                                                                ----         ---           ---          ----
       Total held-to-maturity securities                           7           -             -             7

        Total investments in securities                         $709         $43           $19          $733
                                                                ====         ===           ===          ====

---------------------------------------

Investments in securities at December 31, 1998 were as follows (in millions):

                                                                                                   Book/
                                                           Amortized   Unrealized  Unrealized      Fair
                                                             Cost         Gains      Losses        Value
                                                          ------------ ------------------------ ------------
                                                             $231         $ 3          $4          $230
     Trading securities

     Available-for-sale securities
     -----------------------------
     Debt securities issued by the U.S.
      government and agencies                                 153           3           -           156
     Municipal securities                                      63           2           -            65
     Debt securities issued by non-U.S. governments            25           -           -            25
     Corporate securities                                     192           3           2           193
     Mortgage-backed securities                               198           3           -           201
     Equity securities                                         35          56           1            90
                                                             ----         ---          --          ----
      Total available-for-sale securities                     666          67           3           730

     Held-to-maturity securities
     ---------------------------
     Debt securities issued by the U.S.
      government and agencies                                   6           -           -             6
     Corporate securities                                       2           -           -             2
                                                             ----         ---          --          ----
      Total held-to-maturity securities                         8           -           -             8

       Total investments in securities                       $905         $70          $7          $968
                                                             ====         ===          ==          ====

The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities at December 31 by contractual maturity, were as follows (in millions):

                                                              Available-for-sale       Held-to-maturity
                                                            ----------------------  ----------------------
                                                             Amortized     Fair      Amortized     Fair
                                                                Cost      Value         Cost      Value
                                                            ----------  ----------  ----------  ----------
               1999
               ----
               Due in one year or less                          $  -       $  -           $-         $-
               Due after one year through five years             119        118            3          3
               Due after five years through ten years             53         51            3          3
               Due after ten years                               110        104            1          1
               Mortgage-backed securities                        202        195            -          -
               Equity securities                                  28         68            -          -
                                                                ----       ----           --         --
                 Total                                          $512       $536           $7         $7
                                                                ====       ====           ==         ==

               1998
               ----
               Due in one year or less                          $ 29       $ 29           $1         $1
               Due after one year through five years             165        167            3          3
               Due after five years through ten years            101        102            3          3
               Due after ten years                               138        141            1          1
               Mortgage-backed securities                        198        200            -          -
               Equity securities                                  35         91            -          -
                                                                ----       ----           --         --
                 Total                                          $666       $730           $8         $8
                                                                ====       ====           ==         ==

Proceeds from sales of available-for-sale securities were $1.1 billion in 1999, $2.1 billion in 1998 and $2.9 billion in 1997. In 1999, gross gains of $33 million and gross losses of $14 million were realized on those sales; gross gains of $48 million and gross losses of $3 million were realized in 1998 and gross gains of $98 million and gross losses of $8 million were realized in 1997.

NOTE 3. Finance Receivables - Financial Services Sector
-------------------------------------------------------

Receivables
-----------

Included in finance receivables at December 31 were net finance receivables and investment in direct financing leases. The investment in direct financing leases relates to the leasing of vehicles, various types of transportation and other equipment, and facilities.

Net finance receivables at December 31 were as follows (in millions):

                                                                      1999         1998
                                                                  ------------ ------------
               Retail                                                $ 70,771     $60,653
               Wholesale                                               27,298      22,650
               Real estate                                              3,417       2,507
               Other finance receivables                                5,302       5,533
                                                                     --------     -------
                 Total finance receivables                            106,788      91,343
               Allowance for credit losses                             (1,143)     (1,229)
                                                                     --------     -------
                 Total net finance receivables                        105,645      90,114
               Other                                                      471          63
                                                                     --------     -------
                 Net finance and other receivables                   $106,116     $90,177
                                                                     ========     =======

               Net finance receivables subject to
                fair value*                                          $105,577     $90,010
               Fair value                                            $106,552     $89,847

               - - - - -
               *Excludes certain diversified and other receivables of $539 million and $167 million at December 31, 1999 and 1998, respectively

Included in finance receivables at December 31, 1999 and 1998 were a total of $2.6 billion and $1.5 billion, respectively, owed by three customers with the largest receivable balances. Other finance receivables consisted primarily of commercial and other collateralized loans and accrued interest. Also included in other finance receivables at December 31, 1999 and 1998 were $3.7 billion and $3.9 billion, respectively, of accounts receivable purchased by certain Financial Services sector operations from Automotive sector operations. Finance receivables that originated outside the United States are $35.5 billion and $35.6 billion at December 31, 1999 and 1998, respectively.

Contractual maturities of total finance receivables are as follows (in millions): 2000 - $65,017; 2001 - $20,541; 2002 - $11,375; thereafter - $9,855.
Experience indicates that a substantial portion of the portfolio generally is repaid before the contractual maturity dates.

The fair value of most receivables was estimated by discounting future cash flows using an estimated discount rate that reflected the credit, interest rate and prepayment risks associated with similar types of instruments. For receivables with short maturities, the book value approximated fair value.

The Financial Services sector has sold receivables through special purpose subsidiaries. The servicing portfolio related to these securitized assets amounted to $19.6 billion, $13.9 billion and $10.9 billion at December 31, 1999, 1998 and 1997, respectively. The company retains certain beneficial interests in the sold receivables which are subject to limited recourse provisions. These financial instruments of $3.4 billion at December 31, 1999 and $1.3 billion at December 31, 1998 are included in other assets.

Direct Financing Leases
-----------------------

Net investment in direct financing leases at December 31 was as follows (in millions):

                                                                       1999         1998
                                                                   ------------ ------------
               Total minimum lease rentals to be received             $4,782      $ 4,406
                 Less:  Unearned income                                 (916)      (1,106)
               Loan origination costs                                     84           59
                                                                      ------      -------
                 Minimum lease rentals                                 3,950        3,359
               Estimated residual values                               3,283        3,720
                 Less:  Allowance for credit losses                      (51)         (80)
                                                                      ------      -------
                 Net investment in direct financing leases            $7,182      $ 6,999
                                                                      ======      =======

Minimum direct financing lease rentals are contractually due as follows (in millions): 2000 - $1,705; 2001 - $1,327; 2002 - $1,011; 2003 - $561;
2004 - $151; thereafter - $27.

--------------------------------------------------------

Credit Losses
-------------

Allowances for credit losses are estimated and established as required based on historical experience and other factors that affect collectibility. The allowance for estimated credit losses includes a provision for certain non-homogeneous impaired loans. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Finance receivables and investment in direct financing leases are charged to the allowances for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables and investment in direct financing leases previously charged-off as uncollectible are credited to the allowances for credit losses.

Changes in the allowances for credit losses were as follows (in millions):

                                                                       1999         1998         1997
                                                                   ------------ ------------ ------------
               Beginning balance                                      $1,309      $ 3,164      $ 2,478
               Provision for credit losses                               844        1,195        2,542
               Total charge-offs and recoveries:
                 Charge-offs                                            (903)      (1,257)      (2,130)
                 Recoveries                                              173          205          168
                                                                      ------      -------      -------
                 Net losses                                             (730)      (1,052)      (1,962)
               Other changes                                            (229)      (1,998)*        106
                                                                      ------      -------      -------
                 Ending balance                                       $1,194      $ 1,309      $ 3,164
                                                                      ======      =======      =======

               - - - - -
               *Other changes includes $1,892 million to reflect the spin-off of The Associates

NOTE 4.  Net Investment in Operating Leases
-------------------------------------------

The net investment in operating leases relates to the leasing of vehicles, various types of transportation and other equipment, and facilities. The net investment in operating leases at December 31 was as follows (in millions):

                                                                       1999         1998
                                                                    ------------ ------------
               Vehicles and other equipment, at cost                 $ 53,018      $50,366
               Lease origination costs                                     56           63
               Accumulated depreciation                               (10,225)      (8,988)
               Allowances for credit losses                              (378)        (268)
                                                                     --------      -------
                 Net investment in operating leases                  $ 42,471      $41,173
                                                                     ========      =======

Minimum rentals on operating leases are contractually due as follows (in millions): 2000 - $6,936; 2001 - $4,653; 2002 - $2,372; 2003 - $300;
2004 - $144; thereafter - $275.

Depreciation expense for assets subject to operating leases is provided primarily on the straight-line method over the term of the lease in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation rates and amounts are based on assumptions as to used car prices at lease termination and the number of vehicles that will be returned to the company. Estimated and actual residual values are reviewed on a regular basis to determine that depreciation amounts are appropriate. Gains and losses upon disposal of the assets also are included in depreciation expense. Depreciation expense was as follows: $8.8 billion in 1999, $8.4 billion in 1998 and $7.4 billion in 1997.

NOTE 5.  Inventories - Automotive Sector
----------------------------------------

Inventories at December 31 were as follows (in millions):

                                                                       1999         1998
                                                                   ------------ ------------
               Raw materials, work-in-process and supplies            $2,688       $2,887
               Finished products                                       3,747        2,769
                                                                      ------       ------
                 Total inventories                                    $6,435       $5,656
                                                                      ======       ======

               U.S. inventories                                       $2,245       $1,832

Inventories are stated at the lower of cost or market. The cost of most U.S. inventories is determined by the last-in, first-out ("LIFO") method. The cost of the remaining inventories is determined primarily by the first-in, first-out ("FIFO") method.

If the FIFO method had been used instead of the LIFO method, inventories would have been higher by $1.1 billion and $1.2 billion at December 31, 1999 and 1998, respectively.

NOTE 6. Net Property, Depreciation and Amortization - Automotive Sector
-----------------------------------------------------------------------

Net property at December 31 was as follows (in millions):

                                                                       1999         1998
                                                                   ------------ ------------
               Land                                                  $    518     $    409
               Buildings and land improvements                         10,599        9,298
               Machinery, equipment and other                          47,550       43,562
               Construction in progress                                 2,081        2,774
                                                                     --------     --------
                 Total land, plant and equipment                     $ 60,748     $ 56,043
               Accumulated depreciation                               (27,832)     (26,840)
                                                                     --------     --------
                 Net land, plant and equipment                       $ 32,916     $ 29,203
               Special tools, net of amortization                       9,401        8,117
                                                                     --------     --------
                 Net property                                        $ 42,317     $ 37,320
                                                                     ========     ========

Property, equipment and special tools are stated at cost, less accumulated depreciation and amortization. Property and equipment placed in service before January 1, 1993 are depreciated using an accelerated method that results in accumulated depreciation of approximately two-thirds of the asset cost during the first half of the estimated useful life of the asset. Property and equipment placed in service after December 31, 1992 are depreciated using the straight-line method of depreciation over the estimated useful life of the asset. On average, buildings and land improvements are depreciated based on a 30-year life; machinery and equipment are depreciated based on a 14-year life. Costs of computer software developed or obtained for internal use are capitalized beginning January 1, 1999. Special tools placed in service before January 1, 1999 are amortized using an accelerated method over periods of time representing the estimated life of those tools. Special tools placed in service beginning in 1999 are amortized using the units-of-production method. For property and equipment retired before January 1, 1999, the general policy is to charge the cost of those assets, reduced by net salvage proceeds, to accumulated depreciation. For property and equipment retired after December 31, 1998, the general policy is to charge the cost of those assets, reduced by net salvage proceeds, to gain or loss on disposal of assets. These changes did not have a material impact on the financial statements.

Depreciation and amortization expenses were as follows (in millions):

                                                                  1999         1998         1997
                                                              ------------ ------------ ------------
          Depreciation                                           $3,262       $2,804       $2,759
          Amortization                                            2,427        2,936        3,179
                                                                 ------       ------       ------
            Total                                                $5,689       $5,740       $5,938
                                                                 ======       ======       =======

Maintenance, repairs and rearrangement costs are expensed as incurred and were $2.2 billion in 1999, $2.2 billion in 1998 and $2.3 billion in 1997. Expenditures that increase the value or productive capacity of assets are capitalized. Preproduction costs related to new facilities are expensed as incurred.

NOTE 7.  Income Taxes
---------------------

Income before income taxes, excluding equity in net income/(loss) of affiliated companies, the provision for income taxes, and a reconciliation of the provision for income taxes compared with the amounts at the U.S. statutory tax rate, are as follows:

                                                                  1999         1998         1997
                                                              ------------ ------------ ------------
          Income before income tax (in millions)
          --------------------------------------
          U.S.                                                  $10,273       $8,363      $ 8,353
          Non-U.S.                                                  688        1,114        2,404
                                                                -------       ------      -------
            Total income before income taxes                    $10,961       $9,477      $10,757
                                                                =======       ======      =======

          Provision for income taxes (in millions)
          ---------------------------------------
          U.S. federal                                          $   845       $  785       $1,558
          Non-U.S.                                                  839          623          830
          State and local                                           143           40          (25)
                                                                -------       ------       ------
            Total current income tax provision                    1,827        1,448        2,363
          U.S. federal                                            2,135        1,685        1,108
          Non-U.S.                                                 (482)        (109)          78
          State and local                                           190          152          192
                                                                -------       ------       ------
            Total deferred income tax provision                   1,843        1,728        1,378
                                                                -------       ------       ------
              Total provision                                   $ 3,670       $3,176       $3,741
                                                                =======       ======       ======

          Reconciliation of the income tax provision
          ------------------------------------------
          Tax provision at U.S. statutory rate of 35%                35 %         35 %         35 %

          Effect of (in points):
            Tax on non-U.S. income                                   (1)           0            0
            State and local income taxes                              2            1            1
            Other                                                    (2)          (2)          (1)
                                                                -------       ------       ------
              Provision for income taxes                             34 %         34 %         35 %
                                                                =======       ======       ======

          - - - - -
          Amounts shown exclude non-taxable gains from The Associates spin-off
          (1998) and Hertz IPO (1997)

Deferred taxes are provided for earnings of non-U.S. subsidiaries which are planned to be remitted. No provision for deferred taxes has been made on $2.1 billion of retained earnings (primarily prior to 1998) which are considered to be indefinitely invested in the non-U.S. subsidiaries. Deferred taxes for the undistributed earnings of non-U.S. subsidiaries are not practical to estimate.

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

                                                                  1999         1998
                                                               ------------ ------------
          Deferred tax assets
          -------------------
          Employee benefit plans                                $ 6,300      $ 6,591
          Dealer and customer allowances and claims               2,945        3,709
          Allowance for credit losses                             1,006        1,164
          Net operating loss carryforwards                          518          795
          All other                                               1,824        1,717
          Valuation allowances                                     (115)        (256)
                                                                -------      -------
            Total deferred tax assets                            12,478       13,720

          Deferred tax liabilities
          ------------------------
          Leasing transactions                                    6,520        6,324
          Depreciation and amortization
           (excluding leasing transactions)                       4,344        4,221
          Employee benefit plans                                    849          969
          All other                                               2,891        2,316
                                                                -------      -------
            Total deferred tax liabilities                       14,604       13,830
                                                                -------      -------
              Net deferred tax assets/(liabilities)             $(2,126)     $  (110)
                                                                =======      =======

Non-U.S. net operating loss carryforwards for tax purposes were $1.4 billion at December 31, 1999. A substantial portion of these losses has an indefinite carryforward period; the remaining losses have expiration dates beginning in 2000. The tax benefit of operating losses is recognized as a deferred tax asset, subject to appropriate valuation allowances. We evaluate the tax benefits of operating loss carryforwards on an ongoing basis. Such evaluations include a review of historical and projected future operating results, the eligible carryforward period and other circumstances.

NOTE 8.  Liabilities - Automotive Sector
----------------------------------------

Current Liabilities
-------------------

Included in accrued liabilities at December 31 were the following (in millions):

                                                                            1999         1998
                                                                        ------------ ------------
                    Dealer and customer allowances and claims             $10,245      $ 8,765
                    Employee benefit plans                                  1,913        2,530
                    Deferred revenue                                        2,326        2,447
                    Salaries, wages and employer taxes                        724          740
                    Postretirement benefits other than pensions               880          275
                    Other                                                   3,233        2,168
                                                                          -------      -------
                        Total accrued liabilities                         $19,321      $16,925
                                                                          =======      =======

Noncurrent Liabilities
----------------------

Included in other liabilities at December 31 were the following (in millions):

                                                                            1999         1998
                                                                        ------------ ------------
                    Postretirement benefits other than pensions           $15,458      $14,859
                    Dealer and customer allowances and claims               7,271        7,401
                    Employee benefit plans                                  4,525        3,762
                    Unfunded pension obligation                             1,189        1,528
                    Minority interests in net assets of subsidiaries          177          103
                    Other                                                   4,627        2,480
                                                                          -------      -------
                        Total other liabilities                           $33,247      $30,133
                                                                          =======      =======

NOTE 9.  Employee Retirement Benefits
-------------------------------------

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

Postretirement Health Care and Life Insurance Benefits
------------------------------------------------------

The company and certain of its subsidiaries sponsor unfunded plans to provide selected health care and life insurance benefits for retired employees. The company's U.S. and Canadian employees may become eligible for those benefits if they retire while working for the company; however benefits and eligibility rules may be modified from time to time. The estimated cost for these benefits is accrued over periods of employee service on an actuarially determined basis. The company has prepaid a portion of U.S. hourly retiree health benefits by contributing to a Voluntary Employees' Beneficiary Association ("VEBA") trust. At December 31, 1999, the market value of this VEBA pre-funding was $1.7 billion.

Increasing the assumed health care cost trend rates by one percentage point is estimated to increase the aggregate service and interest cost components of net postretirement benefit expense for 1999 by about $260 million and the accumulated postretirement benefit obligation at December 31, 1999 by about $2.4 billion. A decrease of one percentage point would reduce service and interest costs by $200 million and decrease the December 31, 1999 obligation by $2 billion.

-------------------------------------

Employee Retirement Benefit Expense
-----------------------------------

The company's expense for pensions, retirement health care and life insurance was as follows (in millions):

                                                         Pension Benefits
                                    ----------------------------------------------------------
                                            U.S. Plans                   Non-U.S. Plans                    Other Benefits*
                                    ----------------------------  ----------------------------    -------------------------------
                                     1999      1998      1997       1999      1998      1997          1999      1998      1997
                                    --------  --------  --------  --------  --------  --------    ---------  ---------  ---------
Costs Recognized in Income
--------------------------
Service cost                       $   662   $   596   $   551    $   436    $ 354     $ 331        $  356    $  265    $  242
Interest cost                        2,132     1,999     1,993        890      867       857         1,232     1,183     1,161
Expected return on plan
  assets                            (3,086)   (2,747)   (2,505)    (1,121)    (986)     (931)         (109)      (45)        -
Amortization of:
  Transition (asset)/obligation        (21)      (22)      (22)         9       13        61             -         -         -
  Plan amendments                      586       729       515        118      114        92           (44)      (42)      (44)
  (Gains)/losses and other             (26)       25        30        195      129        56           276        95        13
                                   -------   -------   -------    -------    -----     -----        ------    ------    ------
 Net pension/postretirement
   expense                         $   247   $   580   $   562    $   527    $ 491     $ 466        $1,711    $1,456    $1,372
                                   =======   =======   =======    =======    =====     =====        ======    ======    ======

Discount rate for expense             6.25%     6.75%     7.25%     5.70%     6.50%     7.10%         6.50%     7.00%     7.50%
Assumed long-term rate of
  return on assets                    9.00%     9.00%     9.00%     9.30%     9.20%     9.20%         6.00%     6.20%        -
Initial health care cost
  trend rate                             -         -         -         -         -         -          7.00%     6.60%     6.60%
Ultimate health care cost
  trend rate                             -         -         -         -         -         -          5.00%     5.00%     5.00%
Number of years to ultimate
  trend rate                             -         -         -         -         -         -             9        10        10

-  -  -  -  -
*Postretirement health care and life insurance benefits

Pension expense in 1999 decreased for U.S. plans primarily as a result of increased return on plan assets and the year-to-year change in the cost of special employee separation programs, partially offset by lower discount rates.

Pension expense in 1999 increased for non-U.S. plans primarily as a result of lower discount rates and inclusion of Volvo partially offset by increased return on plan assets and year-to-year change in the cost of special employee separation programs.

-------------------------------------

The year-end status of these plans was as follows (in millions):

                                                                  Pension Benefits
                                                  --------------------------------------------------
                                                        U.S. Plans              Non-U.S. Plans              Other Benefits*
                                                  ------------------------  ------------------------    ------------------------
                                                     1999        1998          1999        1998            1999        1998
                                                  -----------  -----------  -----------  -----------    -----------  -----------
Change in Benefit Obligation
----------------------------
 Benefit obligation at January 1                   $33,535     $30,923       $16,336     $13,311         $ 19,215    $ 17,522
  Service cost                                         662         596           436         354              356         265
  Interest cost                                      2,132       1,999           890         867            1,232       1,183
  Amendments                                         3,113          10           414          26               37           -
  Special programs                                     109         278            48         114               52          63
  Net aquisitions/(sales)                               74        (493)          784           -               37        (130)
  Plan participant contributions                        47          45            67          91                2           -
  Benefits paid                                     (1,977)     (1,869)         (699)       (660)            (922)       (846)
  Foreign exchange translation                           -           -          (952)        182               22         (22)
  Actuarial loss/(gain)                             (5,371)      2,046          (817)      2,051             (146)      1,180
                                                   -------     -------       -------     -------         --------    --------
 Benefit obligation at December 31                 $32,324     $33,535       $16,507     $16,336         $ 19,885    $ 19,215
                                                   =======     =======       =======     =======         ========    ========

Change in Plan Assets
---------------------
 Fair value of plan assets at January 1            $39,122     $35,683       $13,255     $11,687         $  2,001    $    736
  Actual return on plan assets                       4,329       5,746         2,134       1,470               74          45
  Company contributions                                  6           2           221         219              132       1,700
  Special programs                                     (32)        (95)            0         (27)               -           -
  Net acquisitions/(sales)                              43        (473)          671           -                -           -
  Plan participant contributions                        47          45            67          91                -           -
  Benefits paid                                     (1,977)     (1,869)         (699)       (660)            (530)       (480)
  Foreign exchange translation                           -           -          (447)         26                -           -
  Other                                                 71          83           256         449                -           -
                                                   -------     -------       -------     -------         --------    --------
 Fair value of plan assets at December 31          $41,609     $39,122       $15,458     $13,255         $  1,677    $  2,001
                                                   =======     =======       =======     =======         ========    ========

Funded Status of the Plan
-------------------------
  Plan assets in excess of/(less than)             $ 9,285     $ 5,587       $(1,049)    $(3,081)        $(18,208)   $(17,214)
    benefit obligations
  Unamortized:
    Transition (asset)/obligation                      (44)        (68)          171         744                -           -
    Prior service cost                               4,581       1,941           834         507              (38)       (119)
    Net (gains)/losses                             (12,246)     (5,704)       (1,058)        650            1,559       1,900
                                                   -------     -------       -------     -------         --------    --------
      Net amount recognized                        $ 1,576     $ 1,756       $(1,102)    $(1,180)        $(16,687)   $(15,433)
                                                   =======     =======       =======     =======         ========    ========

Amounts Recognized in the
Balance Sheet Consists of Assets/(Liabilities)
---------------------------------------------
  Prepaid assets                                   $ 2,390     $ 2,437       $ 1,070     $ 1,176         $      -    $      -
  Accrued liabilities                               (1,118)       (785)       (3,061)     (3,780)         (16,687)    (15,433)
  Intangible assets                                    170          16           519         404                -           -
  Deferred income tax                                   46          34            84         376                -           -
  Accumulated other comprehensive income                88          54           286         644                -           -
                                                   -------     -------       -------     -------         --------    --------
    Net amount recognized                          $ 1,576     $ 1,756       $(1,102)    $(1,180)        $(16,687)   $(15,433)
                                                   =======     =======       =======     =======         ========    ========

Pension Plans in Which Accumulated Benefit
Obligation Exceeds Plan Assets at December 31
---------------------------------------------
  Projected benefit obligation                     $ 1,109     $   786       $ 5,731     $ 6,557
  Accumulated benefit obligation                     1,021         689         5,377       6,141
  Fair value of plan assets                             54          14         2,845       2,820

Assumptions as of December 31
-----------------------------
  Discount rate                                       7.75%       6.25%         6.10%       5.70%            7.75%       6.50%
  Expected return on assets                           9.00%       9.00%         9.40%       9.30%            6.00%       6.00%
  Average rate of increase in compensation            5.20%       5.20%         4.90%       5.10%               -           -
  Initial health care cost trend rate                    -           -             -           -             8.75%       7.00%
  Ultimate health care cost trend rate                   -           -             -           -             5.14%       5.00%
  Number of years to ultimate trend rate                 -           -             -           -                8           9

-  -  -  -  -
*Postretirement health care and life insurance benefits

NOTE 10.  Debt
--------------

The fair value of debt was estimated based on quoted market prices or current rates for similar debt with the same remaining maturities.

Automotive Sector
----------------

Debt at December 31 was as follows (in millions):

                                                                        Weighted Average
                                                                         Interest Rate*             Book Value
                                                                     -----------------------  -----------------------
                                                         Maturity       1999        1998         1999        1998
                                                       ------------  -----------  ----------  ----------- -----------
  Debt payable within one year
  ----------------------------
  Short-term debt                                                       13.4%       9.8%       $ 1,152     $ 1,076
  Long-term debt payable within one year                                                           450          45
                                                                                               -------     -------
    Total debt payable within one year                                                           1,602       1,121

  Long-term debt                                       2001-2097        7.5%        8.0%        10,542       8,713
  --------------                                                                               -------     -------


      Total debt                                                                               $12,144     $ 9,834
                                                                                               =======     =======
  Fair value                                                                                   $13,935     $10,809

- - - - -
*Excludes the effect of interest rate swap agreements; change in 1999 primarily reflects short-term debt in South America.

Long-term debt at December 31, 1999 included maturities as follows (in millions): 2000 - $450 (included in current liabilities); 2001 - $180; 2002 - $185; 2003 - $114; 2004 - $236; thereafter - $9,827.

Included in long-term debt at December 31, 1999 and 1998 were obligations of $10,152 million and $7,944 million, respectively, with fixed interest rates, and $390 million and $769 million, respectively, with variable interest rates (generally based on LIBOR or other short-term rates). Obligations payable in foreign currencies at December 31, 1999 and 1998 were $619 million and $544 million, respectively.

Agreements to manage exposures to fluctuations in interest rates, which include primarily interest rate swap agreements and futures contracts, did not affect the December 31, 1999 and December 31, 1998 overall weighted-average interest rates on long-term debt or the obligations subject to variable interest rates.

Financial Services Sector
-------------------------

Debt at December 31 was as follows (in millions):

                                                                       Weighted Average
                                                                        Interest Rate*            Book Value
                                                                    ----------------------- -----------------------
                                                         Maturity      1999        1998        1999         1998
                                                       ------------ ----------- ----------- ----------- -----------
  Debt payable within one year
  ----------------------------
  Unsecured short-term debt                                                                 $  1,853     $  2,998
  Commercial paper                                                                            44,605       49,429
  Other short-term debt                                                                        4,970        4,046
                                                                                            --------     --------
    Total short-term debt                                              5.9%        5.6%       51,428       56,473
  Long-term debt payable within one year                                                      20,974       10,383
                                                                                            --------     --------
    Total debt payable within one year                                                        72,402       66,856

  Long-term debt
  --------------
  Secured indebtedness                                 2001-2021       8.3%       10.2%            3           17
  Unsecured senior indebtedness
    Notes and bank debt                                2001-2078       6.4%        6.2%       62,909       50,449
    Debentures                                         2001-2006       3.2%        4.0%        2,142        1,661
    Unamortized discount                                                                         (87)         (30)
                                                                                            --------     --------
      Total unsecured senior indebtedness                                                     64,964       52,080
  Unsecured subordinated indebtedness
    Notes                                              2001-2020       6.6%        7.7%        2,558        3,381
    Unamortized discount                                                                          (8)         (10)
                                                                                            --------     --------
      Total unsecured subordinated indebtedness                                                2,550        3,371
                                                                                            --------     --------
        Total long-term debt                                                                  67,517       55,468
                                                                                            --------     --------
          Total debt                                                                        $139,919     $122,324
                                                                                            ========     ========
  Fair value                                                                                $139,979     $124,320

- - - - -
*Excludes the effect of interest rate swap agreements

--------------

Information concerning short-term borrowings (excluding long-term debt payable within one year) is as follows (in millions):

                                                                  1999         1998         1997
                                                              ------------ ------------ ------------
          Average amount of short-term borrowings               $55,096      $49,099      $65,592
          Weighted-average short-term interest rates per
           annum (average year)                                    5.7%         5.7%         5.3%

          Average remaining term of commercial paper
           at December 31                                       24 days      31 days      30 days

Long-term debt at December 31, 1999 included maturities as follows (in millions): 2000 - $20,974; 2001 - $14,504; 2002 - $12,571; 2003 - $10,149;
2004 - $10,397; thereafter - $19,896.

Included in long-term debt at December 31, 1999 and 1998 were obligations of $46.5 billion and $38.1 billion, respectively, with fixed interest rates and $21 billion and $17.3 billion, respectively, with variable interest rates (generally based on LIBOR or other short-term rates). Obligations payable in foreign currencies at December 31, 1999 and 1998 were $31 billion and $30 billion, respectively. These obligations were issued primarily to fund non-U.S. business operations.

Outstanding commercial paper at December 31, 1999 totaled $42.1 billion at Ford Credit and $2.5 billion at Hertz, with an average remaining maturity of 25 days and 15 days, respectively.

Agreements to manage exposures to fluctuations in interest rates include primarily interest rate swap agreements. At December 31, 1999, these agreements decreased the weighted-average interest rate on long-term debt to 6.2% compared with 6.4% excluding these agreements, and effectively decreased the obligations subject to variable interest rates to $199 million; the weighted-average interest rate on short-term debt excluding these agreements did not change materially. At December 31, 1998, these agreements decreased the weighted-average interest rate on long-term debt to 6%, compared with 6.2% excluding these agreements, and effectively decreased the obligations subject to variable interest rates to zero; the weighted-average interest rate on short-term debt excluding these agreements did not change materially.

Support Facilities
------------------

At December 31, 1999, Ford had long-term contractually committed global credit agreements under which $8.6 billion is available from various banks; 87% are available through June 30, 2004. The entire $8.6 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. Ford also has the ability to transfer, on a nonguaranteed basis, $8.3 billion of such credit lines in varying portions to Ford Credit and FCE Bank plc (formerly known as Ford Credit Europe plc). In addition, at December 31, 1999, $336 million of contractually committed credit facilities were available to various Automotive Sector affiliates outside the U.S. Approximately $56 million of these facilities were in use at December 31, 1999.

At December 31, 1999, the Financial Services Sector had a total of $26.6 billion of contractually committed support facilities (excluding the $8.3 billion available under Ford's global credit agreements). Of these facilities, $23 billion are contractually committed global credit agreements under which $18.3 billion and $4.6 billion are available to Ford Credit and FCE Bank plc, respectively, from various banks; 54% and 66%, respectively of such facilities are available through June 30, 2004. The entire $18.3 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.6 billion may be used, at FCE Bank plc's option, by any subsidiary of FCE Bank plc. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or FCE Bank plc, as the case may be. At December 31, 1999, $80 million of the Ford Credit global facilities were in use and $165 million of the FCE Bank plc global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services Sector support facilities at December 31, 1999 consisted of $2.5 billion of contractually committed support facilities available to Hertz in the U.S. and $1.2 billion of contractually committed support facilities available to various affiliates outside the U.S.; at December 31, 1999, approximately $0.8 billion of these facilities were in use. Furthermore, banks provide $1.4 billion of liquidity facilities to support the asset-backed commercial paper program of a Ford Credit sponsored special purpose entity.

NOTE 11.  Capital Stock
-----------------------

At December 31, 1999, all general voting power was vested in the holders of Common Stock and the holders of Class B Stock, voting together without regard to class. At that date, the holders of Common Stock were entitled to one vote per share and, in the aggregate, had 60% of the general voting power; the holders of Class B Stock were entitled to such number of votes per share as would give them, in the aggregate, the remaining 40% of the general voting power, as provided in the company's Restated Certificate of Incorporation.

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

Series B Depositary Shares, representing 1/2,000 of a share of $1.00 par value Series B Cumulative Preferred Stock, have a liquidation preference of $25 per Depositary Share. Shares outstanding at December 31, 1999 numbered 7,096,688 Depositary Shares. Dividends are payable at a rate of $2.0625 per year per Depositary Share. Series B Cumulative Preferred Stock is not convertible into shares of Common Stock of the company. On and after December 1, 2002, and upon satisfaction of certain conditions, the stock is redeemable for cash at the option of Ford, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, plus an amount equal to the sum of all accrued and unpaid dividends.

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

Changes to the number of shares of capital stock issued for the periods indicated were as follows (shares in millions):

                                                                                              Preferred
                                                                Common       Class B    -------------------------
                                                                 Stock        Stock      Series A     Series B
                                                              ------------ ------------ ------------ ------------

          Issued at December 31, 1996                            1,118          71        0.004         0.010

          Changes:
          1997 - Conversion of Series A Preferred Stock              4                   (0.001)
               - Employee benefit plans and other                   10
          1998 - Conversion and Redemption of Series A               8                   (0.003)
                   Preferred Stock
               - Employee benefit plans and other                   11
               - Repurchase of Series B Preferred Stock                                                (0.006)
                                                                 -----         ---        -----         -----
             Net change                                             33           0       (0.004)       (0.006)
                                                                 -----         ---        -----         -----
               Issued at December 31, 1999                       1,151          71        0.000         0.004
                                                                 =====         ===        =====         =====


          Authorized at December 31, 1999                        3,000         265        Total Preferred: 30

NOTE 12.  Stock Options
-----------------------

The company has stock options outstanding under the 1990 Long-Term Incentive Plan and the 1998 Long-Term Incentive Plan. These Plans were approved by the stockholders. No further grants may be made under the 1990 Plan. Grants may be made under the 1998 Plan through April 2008. In general, options granted in 1997 under the 1990 Plan and subsequent years under the 1998 Plan become exercisable 33% after one year from the date of grant, 66% after two years, and in full after three years. In general, options granted prior to 1997 under the 1990 Plan become exercisable 25% after one year from the date of grant, 50% after two years, 75% after three years, and in full after four years. Options under the Plans expire after 10 years from the date of grant. Certain participants were granted accompanying Stock Appreciation Rights under the Plans which may be exercised in lieu of the related options. Under the Plans, a Stock Appreciation Right entitles the holder to receive, without payment, the excess of the fair market value of the Common Stock on the date of exercise over the option price, either in Common Stock or cash or a combination. In addition, grants of Performance/Contingent Stock Rights were made with respect to 1,179,300 shares in 1999, 1,354,627 shares in 1998, and 936,300 shares in
1997. The number of shares ultimately awarded will depend on the extent to which the performance targets specified in each Right is achieved, individual performance of the recipients, and other factors, as determined by the Compensation and Option Committee of the Board of Directors.

Under the 1998 Plan, up to 2% of Common Stock issued as of December 31 of any year may be made available for stock options and other plan awards in the next succeeding calendar year. That limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years. Any unused portion of the 2% limit for any calendar year may be carried forward and made available for Plan awards in succeeding calendar years. At December 31, 1999, the number of unused shares carried forward aggregated to 18,694,278 shares.

Information concerning stock options is as follows (shares in millions):

                                                      1999                  1998                 1997
                                              --------------------  --------------------  --------------------
                                                         Weighted-             Weighted-             Weighted-
                                                          Average               Average               Average
                                                         Exercise              Exercise              Exercise
Shares subject to option                        Shares    Price       Shares    Price       Shares    Price
------------------------                      --------- ----------  ---------- ---------  ---------- ----------
Outstanding at beginning of period              70.9      $25.67       50.0       $28.44       50.3       $26.93
New grants (based on fair value of
 Common Stock at dates of grant)                14.9       57.84       12.7        58.07        8.6        32.05
Associates adjustment*                                                 24.8
Exercised**                                     (9.1)      20.26      (13.7)       19.97       (8.3)       23.19
Surrendered upon exercise of Stock
 Appreciation Rights                            (0.8)      21.14       (2.5)       22.79       (0.4)       22.44
Terminated and expired                          (0.6)      37.10       (0.4)       33.58       (0.2)       30.86
                                                 ---                    ---                     ---
Outstanding at end of period                    75.3***    32.66       70.9        25.67       50.0        28.44
Outstanding but not exercisable                (33.5)                 (34.9)                  (21.6)
                                                ----                   ----                    ----
   Exercisable at end of period                 41.8       23.51       36.0        19.53       28.4        25.84
                                                ====                   ====                    ====

- - - - -
   *Outstanding stock options and related exercise prices were adjusted to preserve the intrinsic value of options as a result of The Associates spin-off in 1998.
  **Exercised at option prices ranging from $10.43 to $44.75 during 1999,
    $10.43 to $32.69 during 1998, and $15.00 to $32.69 during 1997.
 ***Included 43.5 and 31.8 million shares under the 1990 and 1998 Plans, respectively, at option prices ranging from $10.43 to $64.91 per share. At December 31, 1999, the weighted-average remaining exercise period relating to the outstanding options was 6.8 years.

-----------------------

The estimated fair value as of date of grant of options granted in 1999, 1998, and 1997, using the Black-Scholes option-pricing model, was as follows:

                                                                    1999        1998        1997
                                                                 ----------- ----------- -----------
          Estimated fair value per share of
           options granted during the year                         $17.53      $9.25       $5.76

          Assumptions:
           Annualized dividend yield                                3.2%        4.1%        4.8%
           Common Stock price volatility                           36.5%       28.1%       22.1%
           Risk-free rate of return                                 5.2%        5.7%        6.7%
           Expected option term (in years)                            5           5           5

The company measures compensation cost using the intrinsic value method. Accordingly, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options granted since 1995, the company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                    1999                   1998                    1997
                                            ---------------------- ---------------------- -----------------------
                                                As         Pro         As        Pro          As         Pro
                                             Reported     Forma*    Reported    Forma*     Reported     Forma*
                                            ----------- ---------- ---------- ----------- ----------- -----------
          Net income (in millions)           $7,237      $7,129     $22,071    $22,014     $6,920     $6,892

          Income per share
          ----------------
            Basic                            $ 5.99      $ 5.90     $ 18.17    $ 18.12     $ 5.75     $ 5.73
            Diluted                          $ 5.86      $ 5.77     $ 17.76    $ 17.71     $ 5.62     $ 5.60

       - - - - -
       *The pro forma disclosures may not be representative of the effects on reported net income and income per share for future periods because only stock options that were granted beginning in 1995 are included in the above table. The estimated fair value, before tax, of options granted in 1999, 1998, and 1997 was $256 million, $162 million, and $48 million, respectively.

NOTE 13.  Litigation and Claims
-------------------------------

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the company for certain of the matters discussed in the foregoing paragraph where losses are deemed probable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to the company or the subsidiary involved and could require the company or such subsidiary to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 1999. The company does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

NOTE 14. Commitments and Contingencies
--------------------------------------

At December 31, 1999, the company had the following minimum rental commitments under non-cancelable operating leases (in millions): 2000 - $437; 2001 - $346; 2002 - $278; 2003 - $157; 2004 - $107; thereafter- $238. These amounts include rental commitments related to the sale and leaseback of certain automotive sector machinery and equipment.

NOTE 15.  Financial Instruments
-------------------------------

Estimated fair value amounts have been determined using available market information and various valuation methods depending on the type of instrument. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Further, it should be noted that fair value at a particular point in time gives no indication of future gain or loss, or what the dimensions of that gain or loss are likely to be.

Balance Sheet Financial Instruments
-----------------------------------

Information about specific valuation techniques and estimated fair values is provided throughout the Notes to Financial Statements. Book value and estimated fair value amounts at December 31 were as follows (in millions):

                                                      1999                    1998
                                             ----------------------- -----------------------
                                                Book        Fair        Book        Fair      Fair Value
                                                Value      Value       Value       Value      Reference
                                             ----------- ----------- ----------- ----------- -----------
          Automotive Sector
          -----------------
          Marketable securities                 $ 18,943    $ 18,943    $ 20,120    $ 20,120     Note 2
          Debt                                    12,144      13,935       9,834      10,809     Note 10

          Financial Services Sector
          -------------------------
          Marketable securities                 $    733    $    733    $    968    $    968     Note 2
          Receivables                            105,577     106,552      90,010      89,847     Note 3
          Debt                                   139,919     139,979     122,324     124,320     Note 10

Foreign Currency and Interest Rate Instruments
----------------------------------------------

The fair value of foreign currency and interest rate instruments was estimated using current market rates provided by outside quotation services. The estimated notional amount and fair value at December 31 were as follows (in millions):

                                                                               Fair Value
                                                                       ----------------------------
          1999                                       Notional Amount       Asset       Liability
          ----                                      ------------------ -------------- -------------
          Interest rate products                        $125,329          $397         $  478
          Currency products                               44,340           674          1,664

          1998
          ----
          Interest rate products                          96,061           922            309
          Currency products                               33,066           721            704

The notional amount represents the contract amount, not the amount at risk. The deferred loss for foreign currency instruments was $285 million at December 31, 1999, compared to a deferred gain of $28 million at December 31, 1998. The deferred loss for 1999 is the sum of unrecognized gains and losses on the underlying transactions or commitments.

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

Other Financial Agreements
--------------------------

At December 31, 1999, the notional amount of commodity hedging contracts outstanding totaled $2,700 million: the notional amount at December 31, 1998 was $853 million. The company also had guaranteed $586 million of debt of unconsolidated subsidiaries, affiliates and others at December 31, 1999. The risk of loss under these financial agreements is not material.

NOTE 16.  Acquisitions, Dispositions and Restructuring
------------------------------------------------------

Automotive Sector
-----------------

Acquisitions
------------

     Purchase of AB Volvo's Worldwide Passenger Car Business ("Volvo Car") - On March 31, 1999, we purchased Volvo Car for approximately $6.45 billion
     The acquisition price consisted of a cash payment of approximately $2 billion on March 31, 1999, a deferred payment obligation to AB Volvo of approximately $1.6 billion due March 31, 2001, and Volvo Car automotive net indebtedness of approximately $2.9 billion. Most automotive indebtedness was repaid on April 12, 1999. The purchase price payment and automotive debt repayments were funded from our cash reserves.

     The acquisition has been accounted for as a purchase. The assets purchased, liabilities assumed and the results of operations, since the date of acquisition, are included in our financial statements on a consolidated basis.

     The purchase price for Volvo Car has been allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired is approximately $2.5 billion and is being amortized on a straight-line basis over 40 years. Value assigned to identified intangible assets is approximately $400 million and is being amortized on a straight-line basis over periods ranging from 12 to 40 years. The purchase price allocation included a write-up of inventory to fair value; the sale of this inventory in the second quarter of 1999 resulted in a one-time increase in cost of sales of $146 million after-tax.

     Purchase of Kwik-Fit Holdings plc - During the third quarter of 1999, we completed the purchase of all the outstanding stock of Kwik-Fit Plc ("Kwik-Fit"). Kwik-Fit is Europe's largest independent vehicle maintenance and light repair chain, with over 1,900 outlets in the United Kingdom, Ireland, and continental Europe. The acquisition price was approximately $1.6 billion and consisted of cash payments of approximately $1.4 billion and loan notes to certain Kwik-Fit shareholders of approximately $0.2 billion, redeemable beginning on April 30, 2000 and on any subsequent interest payment date. The purchase price payments were funded from our cash reserves.

     The acquisition has been accounted for as a purchase. The assets purchased, liabilities assumed and the results of operations, since June 30, 1999, are included in our financial statements on a consolidated basis.

     The purchase price for Kwik-Fit has been allocated to the assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of the net assets acquired is approximately $1.1 billion and is being amortized on a straight-line basis over 30 years. Value assigned to identified intangible assets is approximately $400 million and is being amortized on a straight-line basis over periods ranging from 10 to 30 years.

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

     The purchase price for Plastic Omnium has been allocated to the assets acquired and liabilities assumed based on estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired is approximately $300 million and is being amortized on a straight-line basis over 20 years.

------------------------------------------------------

Assuming the acquisitions described above had taken place on January 1, 1999 and 1998, our total (Automotive and Financial Services) pro forma revenue, net income, and earnings per share for the fourth quarter and twelve months ended December 31, 1999 would not have been materially affected. For the twelve month period ended December 31, 1998, unaudited pro forma revenue would have been $158.7 billion. Net income and earnings per share for this period would not be materially affected.

Dissolution of AutoEuropa Joint Venture
---------------------------------------

Effective January 1, 1999, our joint venture for the production of minivans with Volkswagen AG in Portugal (AutoEuropa) was dissolved resulting in a $255 million pre-tax gain ($165 million after-tax). The gain was recorded in the first quarter 1999 and credited to cost of sales.

Write-Down of Kia Motors Corporation
------------------------------------

During the fourth quarter of 1998, Ford recorded a pre-tax charge of $111 million ($86 million after taxes) to write-off its net exposure to Kia Motors Corporation ("Kia"). The write-off of Ford's exposure was recorded in cost of sales. Ford's share of Mazda Motor Corporation's ("Mazda") exposure was recorded in equity in net income of affiliates.

Batavia/ZF Friedrichshafen AG Joint Venture
-------------------------------------------

During the fourth quarter of 1998, Ford recorded in cost of sales a pre-tax charge of $112 million ($73 million after taxes) related to the fair value transfer of its Batavia (Ohio) Transmission Plant to a new joint venture company formed by Ford and ZF Friedrichshafen AG of Germany. The new joint venture is reflected in Ford's consolidated financial statements on an equity basis.

Restructurings
--------------

Ford recorded a pre-tax charge of $726 million ($472 million after taxes) in the fourth quarter of 1998, reflecting retirement and separation program actions that were completed during 1998 and 1999. These special voluntary and involuntary programs reduced the workforce by 2,184 persons in North America (all salaried), 1,977 in Europe (1,304 hourly and 673 salaried) and 4,650 in South America (4,400 hourly and 250 salaried). The costs were charged to the Automotive segment ($674 million) in cost of sales, Visteon segment ($38 million) in cost of sales, Ford Credit segment ($9 million) in operating and other expenses, and other Financial Services operations ($5 million) in operating and other expenses.

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

Financial Services Sector
-------------------------

Associates First Capital Corporation ("The Associates")
-------------------------------------------------------

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

-----------------------------------------------------

The Hertz Corporation ("Hertz")
-------------------------------

In the second quarter of 1997, Hertz, a subsidiary of Ford, completed an IPO of its Common Stock representing a 19.1% economic interest in Hertz. Ford recorded a second quarter 1997 gain of $269 million resulting from the IPO; the gain was not subject to income taxes.

NOTE 17. Cash Flows
-------------------

The reconciliation of net income to cash flows from operating activities is as follows (in millions):

                                                         1999                     1998                    1997
                                                ------------------------ ---------------------- -------------------------
                                                             Financial                Financial               Financial
                                                Automotive   Services    Automotive   Services   Automotive   Services
                                                ----------- ------------ ----------- ---------- ------------ ------------
Net income                                       $ 5,721     $ 1,516      $ 4,752    $ 17,319     $ 4,714     $ 2,206
Adjustments to reconcile net income
 to cash flows from operating activities:
  Depreciation and amortization                    5,895       9,298        5,844       8,624       6,020       7,764
  Losses/(earnings) of affiliated
   companies in excess of dividends
   remitted                                          (37)         25           82          (2)        127          (1)
  Provision for credit and
   insurance losses                                    -       1,465            -       1,798           -       3,230
  Foreign currency adjustments                       316           -         (208)          -         (27)          -
  Net (purchases)/sales of trading
   securities                                      2,316        (157)      (5,434)       (205)     (2,307)         67
  Provision for deferred income taxes                278       1,565          421       1,307         908        (102)
  Gain on spin-off of The Associates
   (Note 16)                                           -           -            -     (15,955)          -           -
  Gain on sale of Common Stock of a
   subsidiary (Note 16)                                -           -            -           -           -        (269)
Changes in assets and liabilities:
  Decrease/(increase) in accounts
   receivable and other current assets            (1,107)       (331)       1,027      (1,189)       (179)        256
  (Increase)/decrease in inventory                   893           -         (254)          -       1,234           -
   Increase/(decrease) in accounts payable
    and accrued and other liabilities              2,648      (1,213)       2,915         890       3,772        (240)
Other                                                348         372          477         891        (278)        739
                                                 -------     -------      -------    --------     -------     -------
Cash flows from operating activities             $17,271     $12,540      $ 9,622    $ 13,478     $13,984     $13,650
                                                 =======     =======      =======    ========     =======     =======

The company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits and government, agency and corporate obligations, to be cash equivalents. Automotive sector cash equivalents at December 31, 1999 and 1998 were $3.1 billion and $3.4 billion, respectively; Financial Services sector cash equivalents at December 31, 1999 and 1998 were $1.1 billion and $500 million, respectively. Cash flows resulting from futures contracts, forward contracts and options that are accounted for as hedges of identifiable transactions are classified in the same category as the item being hedged. Purchases, sales and maturities of trading securities are included in cash flows from operating activities. Purchases, sales and maturities of available-for-sale and held-to-maturity securities are included in cash flows from investing activities.

Cash paid for interest and income taxes was as follows (in millions):

                                                                    1999        1998        1997
                                                                 ----------- ----------- -----------
          Interest                                                 $8,524      $9,120     $10,430
          Income taxes                                              1,125       1,764       1,289

NOTE 18.  Segment Information
-----------------------------

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

                                 Automotive Sector          Financial Services Sector
                               -----------------------  -----------------------------------                Total        Total
                                 Auto-                     Ford                   Other        Elims/       Auto       Fin Svcs
                                 motive     Visteon       Credit      Hertz      Fin Svcs      Other       Sector       Sector
                               ----------- -----------  ----------- ----------- -----------  ----------- -----------  -----------
1999
----
Revenues
  External customer            $135,073     $ 2,261  a/ $ 20,020     $ 4,695     $   866     $   (357)   $136,973     $ 25,585
  Intersegment                    4,514      17,105          340          33         170      (22,162)          0            0
                               --------     -------     --------     -------     -------     --------    --------     --------
    Total Revenues             $139,587     $19,366     $ 20,360     $ 4,728     $ 1,036     $(22,519)   $136,973     $ 25,585
                               ========     =======     ========     =======     =======     ========    ========     ========
Income
  Income before taxes          $  7,467     $ 1,172     $  2,104     $   560     $   (85)    $   (192)   $  8,447     $  2,579
  Provision for income tax        2,318         422          791         224         (18)         (67)      2,673          997
  Net income                      5,111         735        1,261         336         (15)        (191)      5,721        1,516
Other Disclosures
  Depreciation/amortization    $  5,244     $   651     $  7,565  b/ $ 1,357     $   326     $     50    $  5,895     $  9,298
  Interest income                 1,584          79            -           -           -         (235)      1,428            -
  Interest expense                1,488         143        7,193         354         633         (735)      1,397        7,679
  Capital expenditures            7,069         876           82         351         157            0       7,945          590
  Unconsolidated affiliates
    Equity in net income             35          47          (25)          0           0            0          82          (25)
    Investments in                2,539         205           97           0           8            0       2,744          105
  Total assets at year-end      100,132      12,506      156,631      10,137      12,427      (15,604)    105,181      171,048

---------------------------------------------------------------------------------------------------------------------------------

1998
----
Revenues
  External customer            $118,017     $ 1,412  a/ $ 19,095     $ 4,241     $ 1,997     $   (346)   $119,083     $ 25,333
  Intersegment                    3,839      16,350          208           9         272      (20,678)          0            0
                               --------     -------     --------     -------     -------     --------    --------     --------
    Total Revenues             $121,856     $17,762     $ 19,303     $ 4,250     $ 2,269     $(21,024)   $119,083     $ 25,333
                               ========     =======     ========     =======     =======     ========    ========     ========
Income
  Income before taxes          $  5,829     $ 1,116     $  1,812     $   465     $16,161  c/ $     13    $  6,958     $ 18,438
  Provision for income tax        1,739         416          680         188         149            4       2,159        1,017
  Net income                      4,040         703        1,084         277      16,060  c/      (93)      4,752       17,319
Other Disclosures
  Depreciation/amortization    $  5,279     $   565     $  7,327  b/ $ 1,212     $    54     $     31    $  5,844     $  8,624
  Interest income                 1,453          38            -           -           -         (160)      1,331            -
  Interest expense                1,109          82        6,910         318       1,114         (668)        829        8,036
  Capital expenditures            7,252         861           67         317         120            0       8,113          504
  Gain on spin-off of
   The Associates                     0           0            0           0      15,955  c/        0           0       15,955
  Unconsolidated affiliates
    Equity in net income            (64)         26            2           0           0            0         (38)           2
    Investments in                2,187         214           76           0           0            0       2,401           76
  Total assets at year-end       83,390       9,373      137,248       8,873       6,181       (7,520)     88,744      148,801

---------------------------------------------------------------------------------------------------------------------------------

1997
----
Revenues
  External customer            $121,976     $ 1,217  a/ $ 17,144     $ 3,895     $ 9,653     $   (258)   $122,935     $ 30,692
  Intersegment                    4,749      16,003          201          10         266      (21,229)          0            0
                               --------     -------     --------     -------     -------     --------    --------     --------
    Total Revenues             $126,725     $17,220     $ 17,345     $ 3,905     $ 9,919     $(21,487)   $122,935     $ 30,692
                               ========     =======     ========     =======     =======     ========    ========     ========
Income
  Income before taxes          $  6,257     $   815     $  1,806     $   343     $ 1,708  d/ $     10    $  7,082     $  3,857
  Provision for income tax        2,014         305          727         142         550            3       2,322        1,419
  Net income                      4,196         511        1,031         202       1,205  d/     (225)      4,714        2,206
Other Disclosures
  Depreciation/amortization    $  5,430     $   590     $  6,188  b/ $ 1,088     $   463     $     25    $  6,020     $  7,764
  Interest income                 1,228          17            -           -           -         (129)      1,116            -
  Interest expense                  904          82        6,268         316       3,523         (593)        788        9,712
  Capital expenditures            7,225         917           49         211         315            0       8,142          575
  Gain on Hertz IPO                   0           0            0           0         269  d/        0           0          269
  Unconsolidated affiliates
    Equity in net income           (117)         29            1           0           0            0         (88)           1
    Investments in                1,756         195           84           0           0            0       1,951           84
  Total assets at year-end       82,306       8,471      121,973       7,436      68,348       (9,437)     85,079      194,018

- - - - -
a/ Includes sales to outside fabricators for inclusion in components sold to Ford's Automotive segment. These sales are eliminated in total Automotive sector reporting.
b/ Includes depreciation of operating leases only. Other types of Depreciation/amortization for Ford Credit are included in the Elims/Other column.
c/ Includes $15,955 non-cash gain (not taxed) on spin-off of The Associates in the first quarter of 1998 (Note 16).
d/ Includes $269 gain (not taxed) on Hertz IPO in the second quarter of 1997
   (Note 16).

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

"Eliminations/Other" data includes intersegment eliminations and minority interest calculations. Data for "Depreciation/amortization" includes depreciation of fixed assets and assets subject to operating leases, amortization of special tools, and amortization of intangible assets. Interest income for the operating segments in the Financial Services sector is reported as "Revenue".

Information concerning principal geographic areas was as follows (in millions):

               Geographic Areas             United                      All          Total
               ----------------             States        Europe       Other        Company
                                          -----------   -----------  -----------   -----------
               1999
               ----
               External revenues           $112,420      $33,182      $16,956       $162,558
               Net property                  27,738       14,372        7,642         49,752

               1998
               ----
               External revenues           $100,597      $27,026      $16,793       $144,416
               Net property                  25,761       11,018        7,260         44,039

               1997
               ----
               External revenues           $105,581      $27,618      $20,428       $153,627
               Net property                  23,948        9,596        7,090         40,634

NOTE 19.  Summary Quarterly Financial Data (Unaudited)
-----------------------------------------------------
(in millions, except amounts per share)

                                                  1999                                       1998
                                 ----------------------------------------   ----------------------------------------
                                  First     Second     Third    Fourth       First     Second     Third    Fourth
                                 Quarter   Quarter    Quarter   Quarter     Quarter   Quarter    Quarter   Quarter
                                 --------- --------- --------- ----------   --------- --------- --------- ----------
  Automotive
    Sales                          $31,933   $35,921   $31,338   $37,781      $29,076   $31,309   $26,494   $32,204
    Operating income                 2,387     2,898     1,010     2,084        1,806     2,922       777     1,180
  Financial Services
    Revenues                         5,952     6,361     6,635     6,637        7,508     5,980     6,146     5,699
    Income before income taxes         547       689       742       601       16,813       590       645       390

  Total Company
    Net income                     $ 1,979   $ 2,338   $ 1,114   $ 1,806      $17,646   $ 2,381   $ 1,001   $ 1,043
    Less:
    Preferred Stock dividend
     requirements                        4         4         4         3           95         4         4         4
                                   -------   -------   -------   -------      -------   -------   -------   -------

   Income attributable
     to Common and
     Class B Stock                 $ 1,975   $ 2,334   $ 1,110   $ 1,803      $17,551   $ 2,377   $   997   $ 1,039
                                   =======   =======   =======   =======      =======   =======   =======   =======

  AMOUNTS PER SHARE OF COMMON
    AND CLASS B STOCK AFTER
    PREFERRED STOCK DIVIDENDS

     Basic income                  $  1.64   $  1.93   $  0.92   $  1.50      $ 14.48   $  1.96   $  0.82   $  0.86

     Diluted income                   1.60      1.89      0.90      1.47        14.23      1.91      0.80      0.84

     Cash dividends                   0.46      0.46      0.46      0.50         0.42      0.42      0.42      0.46

PricewaterhouseCoopers LLP
400 Renaissance Center
Detroit, MI 48243-1507
Telephone (313)394-6000
Facsimile (313)394-6555


                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Ford Motor Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Ford Motor Company and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/PricewaterhouseCoopers LLP

January 24, 2000


                                                                                                              Supplemental Schedule



                                            Ford Motor Company

                               CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                               ---------------------------------------------

                                               (in millions)





FORD CAPITAL B.V.
-----------------
                                                           December 31,               December 31,
                                                               1999                       1998
                                                           ------------               ------------
Current assets                                                $  579                     $  621
Noncurrent assets                                              2,372                      2,388
                                                              ------                     ------
  Total assets                                                $2,951                     $3,009
                                                              ======                     ======

Current liabilities                                           $1,088                     $  394
Noncurrent liabilities                                         1,680                      2,430
Minority interests in net
 assets of subsidiaries                                            2                         15
Stockholder's equity                                             181                        170
                                                              ------                     ------
  Total liabilities and
   stockholder's equity                                       $2,951                     $3,009
                                                              ======                     ======





                                                1999                        1998                       1997
                                              --------                    --------                   --------
Sales and other revenue                        $2,556                      $2,381                     $2,527
Operating income                                  112                          73                         47
Income before income taxes                         65                          63                          4
Net (loss)/income                                  34                          52                        (21)



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

                                     FSS-1

PricewaterhouseCoopers LLP
400 Renaissance Center
Detroit, MI 48243-1507
Telephone (313)394-6000
Facsimile (313)394-6555




                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE




To the Board of Directors and Stockholders
Ford Motor Company:

Our audits of the consolidated financial statements of Ford Motor Company and Subsidiaries referred to in our report dated January 24, 2000 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction, with the consolidated financial statement of Ford Motor Company and Subsidiaries.



/s/PricewaterhouseCoopers LLP

January 24, 2000





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

Exhibit 3-B          By-Laws as amended                                  Filed as Exhibit 3-B to Ford's Annual
                     through January 1, 1999.                            Report on Form 10-K for the year
                                                                         ended December 31, 1998.*

Exhibit 4            Form of Deposit Agreement dated as of               Filed as Exhibit 4-E to Ford's
                     October 29, 1992 among Ford,                        Registration Statement No. 33-53092.*
                     Chemical Bank, as Depositary,
                     and the holders from time to time of
                     Depositary Shares, each representing
                     1/2,000 of a share of Ford's
                     Series B Cumulative Preferred Stock.

Exhibit 10-A         Amended and Restated Profit                         Filed as Exhibit 10-A to the Registrant's
                     Maintenance Agreement, dated as of                  Annual Report on Form 10-K for the
                     January 1, 1999, between Ford                       year ended December 31, 1998.*
                     and Ford Credit.

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

Exhibit 10-C         Executive Separation Allowance Plan                 Filed as Exhibit 10-D to Ford's
                     as amended through December 9, 1993                 Annual Report on Form 10-K for the
                     for separations on or after January 1, 1981.**      year ended December 31, 1994.*

Exhibit 10-D         Description of Ford practices regarding             Filed as Exhibit 10-I to Ford's
                     club memberships for executives.**                  Annual Report on Form 10-K for the
                                                                         year ended December 31, 1981.*

Exhibit 10-E         Description of Ford practices regarding             Filed as Exhibit 10-J to Ford's
                     travel expenses of spouses of certain               Annual Report on Form 10-K for the
                     executives.**                                       year ended December 31, 1980.*

Exhibit 10-F         Deferred Compensation Plan for                      Filed as Exhibit 10-H-1 to Ford's
                     Non-Employee Directors, as amended                  Annual Report on Form 10-K for the
                     on July 11, 1991.**                                 year ended December 31, 1991.*

Exhibit 10-F-1       Amendments to Deferred Compensation Plan            Filed as Exhibit 10-G-1 to Ford's
                     for Non-Employee Directors, effective as of         Annual Report on Form 10-K for the
                     January 1, 1996.**                                  year ended December 31, 1995.*



Designation                      Description                                   Method of Filing
-----------                      -----------                                   ----------------

Exhibit 10-F-2       Amendment to Deferred Compensation Plan             Filed as Exhibit 10-G-2 to Ford's
                     for Non-Employee Directors, effective as of         Annual Report on Form 10-K for the
                     November 14, 1996.**                                year ended December 31, 1996.*

Exhibit 10-G         Benefit Equalization Plan, as                       Filed as Exhibit 10-H to Ford's
                     amended as of January 1, 1989.**                    Annual Report on Form 10-K for the
                                                                         year ended December 31, 1994.*

Exhibit 10-G-1       Description of Amendments to Benefit                Filed as Exhibit 10-H-1 to Ford's
                     Equalization Plan, adopted January 11,              Annual Report on Form 10-K for the
                     1996 and January 25, 1996.**                        year ended December 31, 1995.*

Exhibit 10-H         Description of financial counseling                 Filed as Exhibit 10-N to Ford's
                     services provided to certain executives.**          Annual Report on Form 10-K for the
                                                                         year ended December 31, 1983.*

Exhibit 10-I         Supplemental Executive Retirement Plan,             Filed as Exhibit 10-K to Ford's
                     as restated and incorporating amendments            Annual Report on Form 10-K for the
                     through December 12, 1995.**                        year ended December 31, 1995.*

Exhibit 10-J         Restricted Stock Plan for Non-Employee              Filed as Exhibit 10-P to Ford's
                     Directors adopted by the Board of                   Annual Report on Form 10-K for the
                     Directors on November 10, 1988,                     year ended December 31, 1988.*
                     and approved by the stockholders at
                     the 1989 Annual Meeting.**

Exhibit 10-J-1       Amendment to Restricted Stock Plan for              Filed as Exhibit 10.1 to Ford's
                     Non-Employee Directors, effective as of             Quarterly Report on Form 10-Q for the
                     August 1, 1996.**                                   quarter ended September 30, 1996.*

Exhibit 10-K         1990 Long-Term Incentive Plan,                      Filed as Exhibit 10-R to Ford's
                     amended as of June 1, 1990.**                       Annual Report on Form 10-K for the
                                                                         year ended December 31, 1990.*

Exhibit 10-K-1       Amendment to 1990 Long-Term Incentive               Filed as Exhibit 10-P-1 to Ford's
                     Plan, effective as of October 1, 1990.**            Annual Report on Form 10-K for the
                                                                         year ended December 31, 1991.*

Exhibit 10-K-2       Amendment to 1990 Long-Term Incentive               Filed as Exhibit 10.2 to Ford's
                     Plan, effective as of March 8, 1995.**              Quarterly Report on Form 10-Q for the
                                                                         quarter ended March 31, 1995.*

Exhibit 10-K-3       Amendment to 1990 Long-Term                         Filed as Exhibit 10-M-3 to Ford's
                     Incentive Plan, effective as of                     Annual Report on Form 10-K for the
                     October 1, 1997.**                                  year ended December 31, 1997.*

Exhibit 10-K-4       Amendment to 1990 Long-Term                         Filed as Exhibit 10-M-4 to Ford's
                     Incentive Plan, effective as of                     Annual Report on Form 10-K for the
                     January 1, 1998.**                                  year ended December 31, 1997.*


Designation                      Description                                   Method of Filing
-----------                      -----------                                   ----------------

Exhibit 10-L         Description of Matching Gift Program for            Filed as Exhibit 10-Q to Ford's
                     Non-Employee Directors.**                           Annual Report on Form 10-K for the
                                                                         year ended December 31, 1991.*

Exhibit 10-M         Non-Employee Directors Life Insurance               Filed as Exhibit 10-O to Ford's
                     and Optional Retirement Plan                        Annual Report on Form 10-K for the
                     (as amended as of January 1, 1993).**               year ended December 31, 1994.*

Exhibit 10-N         Description of Non-Employee Directors               Filed as Exhibit 10-S to Ford's
                     Accidental Death, Dismemberment and                 Annual Report on Form 10-K for the
                     Permanent Total Disablement Indemnity.**            year ended December 31, 1992.*

Exhibit 10-O         Agreement dated December 10, 1992                   Filed as Exhibit 10-T to Ford's
                     between Ford and William C. Ford.**                 Annual Report on Form 10-K for the
                                                                         year ended December 31, 1992.*

Exhibit 10-P         Support Agreement dated as of October 1,            Filed as Exhibit 10-T to Ford's
                     1993 between Ford and FCE Bank.                     Annual Report on Form 10-K for the
                                                                         year ended December 31, 1993.*

Exhibit 10-P-1       Amendment No. 1 dated as of November                Filed as Exhibit 10-R-1 to Ford's
                     15, 1995 to Support Agreement between               Annual Report on Form 10-K for the
                     Ford and FCE Bank.                                  year ended December 31, 1995.*

Exhibit 10-Q         Select Retirement Plan                              Filed as Exhibit 10-S to Ford's
                     adopted on June 9, 1994.**                          Annual Report on Form 10-K for the
                                                                         year ended December 31, 1996.*

Exhibit 10-R         Deferred Compensation Plan,                         Filed with this Report.
                     amended and restated as of
                     January 1, 2000.**

Exhibit 10-S         Description of Amendments to Supplemental           Filed as Exhibit 10-U to Ford's
                     Executive Retirement Plan and Executive             Annual Report on Form 10-K for the
                     Separation Allowance Plan, adopted                  year ended December 31, 1995.*
                     January 25, 1996.**

Exhibit 10-S-2       Description of Amendment to Supplemental            Filed as Exhibit 10-U-2 to Ford's
                     Executive Retirement Plan and Executive             Annual Report on Form 10-K for the
                     Separation Allowance Plan, effective as of          year ended December 31, 1996.*
                     July 1, 1996.**

Exhibit 10-S-3       Description of Amendment to Supplemental            Filed as Exhibit 10-U-3 to Ford's
                     Executive Retirement Plan adopted                   Annual Report on Form 10-K for
                     September 10, 1998. **                              the year ended December 31, 1998.*

Exhibit 10-T         Annual Incentive Compensation Plan,                 Filed with this Report.
                     as amended and restated as of
                     January 1, 2000.**


Designation                      Description                                   Method of Filing
-----------                      -----------                                   ----------------

Exhibit 10-U         1998 Long-Term Incentive Plan,                      Filed as Exhibit 10-W to Ford's
                     effective as of January 1, 1998.**                  Annual Report on Form 10-K for the
                                                                         year ended December 31, 1997.*

Exhibit 10-U-1       Amendment to 1998 Long-Term Incentive               Filed as Exhibit 10-W-1 to Ford's
                     Plan, effective as of January 1, 1999.**            Annual Report on Form 10-K for
                                                                         the year ended December 31, 1998.*

Exhibit 10-U-2       Amendment to 1998 Long-Term Incentive               Filed with this Report.
                     Plan, effective as of March 10, 2000.**

Exhibit 10-V         Agreement dated January 13, 1999                    Filed as Exhibit 10-X to Ford's Annual
                     between Ford and Edsel B. Ford II.**                Report on Form 10-K for the year
                                                                         ended December 31, 1998.*

Exhibit 12           Computation of Ratio of Earnings to                 Filed with this Report.
                     Combined Fixed Charges and Preferred
                     Stock Dividends.

Exhibit 21           List of Subsidiaries of Ford                        Filed with this Report.
                     as of March 15, 2000.

Exhibit 23           Consent of Independent Certified Public             Filed with this Report.
                     Accountants.

Exhibit 24           Powers of Attorney.                                 Filed with this Report.

-------------------------
* Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated)
**    Management contract or compensatory plan or arrangement