Form 10-Q
period 2000-03-31
FORD MOTOR CO
filed 2000-04-28
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q






(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
---  EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000 OR
                                         --------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

          For the transition period from               to
                                    -------------   ------------


                          Commission file number 1-3950
                                                 ------

                               FORD MOTOR COMPANY
                               ------------------
             (Exact name of registrant as specified in its charter)


        Incorporated in Delaware                                  38-0549190
        ------------------------                                  ----------
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                    Identification Number)


        One American Road, Dearborn, Michigan                      48126
        --------------------------------------------------------------------
        (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code:     313-322-3000
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2000, the Registrant had outstanding 1,134,434,434 shares of Common Stock and 70,852,076 shares of Class B Stock.












               Exhibit index located on sequential page number 20
                                                               --


                                        Ford Motor Company and Subsidiaries

                                                   HIGHLIGHTS a/
                                                   ----------

                                                                                     First Quarter
                                                                              -----------------------------
                                                                                  2000            1999
                                                                              -------------   -------------
                                                                                      (unaudited)
Worldwide vehicle unit sales of cars and trucks
(in thousands)
- North America                                                                 1,309           1,220
- Outside North America                                                           602             554
                                                                                -----           -----
    Total                                                                       1,911           1,774
                                                                                =====           =====

Sales and revenues (in millions)
- Automotive                                                                  $36,175         $31,597
- Financial Services                                                            6,719           5,952
                                                                              -------         -------
    Total                                                                     $42,894         $37,549
                                                                              =======         =======

Net income (in millions)
- Automotive                                                                  $ 1,552         $ 1,446
- Financial Services                                                              380             328
                                                                              -------         -------
    Total continuing operations                                                 1,932           1,774
- Discontinued operation - Visteon                                                147             205
                                                                              -------         -------
    Total                                                                     $ 2,079         $ 1,979
                                                                              =======         =======

Capital expenditures (in millions)
- Automotive                                                                  $ 1,500         $ 1,142
- Financial Services                                                              306             144
                                                                              -------         -------
    Total                                                                     $ 1,806         $ 1,286
                                                                              =======         =======

Automotive capital expenditures as a
 percentage of sales                                                              4.1%            3.6%

Stockholders' equity at March 31
- Total (in millions)                                                         $28,419          $24,814
- After-tax return on Common and
   Class B stockholders' equity
                                                                                 25.3%           29.6%

Automotive net cash at March 31
 (in millions)
- Cash and marketable securities                                              $22,848         $22,899
- Debt                                                                         10,753          11,254
                                                                              -------         -------
   Automotive net cash                                                        $12,095         $11,645
                                                                              =======         =======

After-tax return on sales
- North American Automotive                                                       6.2%            5.8%
- Total Automotive                                                                4.3%            4.6%

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                                                     1,206           1,211
- Number outstanding at March 31                                                 1,205           1,211

Common Stock price (per share)
- High                                                                        $ 54-5/8        $ 66-1/2
- Low                                                                               41          55-1/4


AMOUNTS PER SHARE OF COMMON AND CLASS B
 STOCK AFTER PREFERRED STOCK DIVIDENDS

Income assuming dilution
- Automotive                                                                  $   1.27            1.16
- Financial Services                                                              0.31            0.27
                                                                              --------        --------
    Total continuing operations                                                   1.58            1.43
- Discontinued operation - Visteon                                                0.12            0.17
                                                                              --------        --------
    Total                                                                     $   1.70        $   1.60
                                                                              ========        ========
Cash dividends                                                                $   0.50        $   0.46

- - - - -
a/ Visteon is reflected as a discontinued operation. Visteon's results and financial condition have been excluded from all amounts except total net income and total earnings per share.

                                       Ford Motor Company and Subsidiaries

                                                VEHICLE UNIT SALES
                                                ------------------

                                   For the Periods Ended March 31, 2000 and 1999
                                                  (in thousands)



                                                                            First Quarter
                                                                     -----------------------------
                                                                         2000            1999
                                                                     -------------   -------------
                                                                             (unaudited)
North America
United States
 Cars                                                                     480             404
 Trucks                                                                   722             739
                                                                        -----           -----
  Total United States                                                   1,202           1,143

Canada                                                                     79              58
Mexico                                                                     28              19
                                                                        -----           -----
  Total North America                                                   1,309           1,220

Europe
Britain                                                                   115             126
Germany                                                                    91              90
Italy                                                                      49              50
France                                                                     42              38
Spain                                                                      40              43
Other countries                                                           140              99
                                                                        -----           -----

  Total Europe                                                            477             446

Other international
Brazil                                                                     28              22
Australia                                                                  24              30
Taiwan                                                                     22              17
Argentina                                                                  15              14
Japan                                                                       9               7
Other countries                                                            27              18
                                                                        -----           -----

  Total other international                                               125             108
                                                                        -----           -----

Total worldwide vehicle unit sales                                      1,911           1,774
                                                                        =====           =====

Vehicle unit sales generally are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.

                         Part 1. Financial Information
                         -----------------------------

Item 1. Fiancial Statements
---------------------------

                                        Ford Motor Company and Subsidiaries

                                         CONSOLIDATED STATEMENT OF INCOME
                                         --------------------------------

                                   For the Periods Ended March 31, 2000 and 1999
                                                   (in millions)

                                                                                       First Quarter
                                                                                -----------------------------
                                                                                    2000           1999
                                                                                -----------------------------
                                                                                        (unaudited)
AUTOMOTIVE (Note 4)
Sales                                                                             $36,175        $31,597

Costs and expenses (Note 3)
Costs of sales                                                                     31,578         27,737
Selling, administrative and other expenses                                          2,265          1,777
                                                                                  -------        -------
  Total costs and expenses                                                         33,843         29,514

Operating income                                                                    2,332          2,083

Interest income                                                                       368            339
Interest expense                                                                      318            285
                                                                                  -------        -------
  Net interest income                                                                  50             54
Equity in net income/(loss) of affiliated companies                                   (32)            34
Net expense from transactions with
 Financial Services                                                                   (10)           (28)
                                                                                  -------        -------

Income before income taxes - Automotive                                             2,340          2,143


FINANCIAL SERVICES
Revenues                                                                            6,719          5,952

Costs and expenses
Interest expense                                                                    2,213          1,888
Depreciation                                                                        2,208          2,157
Operating and other expenses                                                        1,211            997
Provision for credit and insurance losses                                             454            391
                                                                                  -------        -------
  Total costs and expenses                                                          6,086          5,433

Net revenue from transactions with Automotive                                          10             28
                                                                                  -------        -------
Income before income taxes - Financial Services                                       643            547
                                                                                  -------        -------

TOTAL COMPANY
Income before income taxes                                                          2,983          2,690
Provision for income taxes                                                          1,022            893
                                                                                  -------        -------
Income before minority interests                                                    1,961          1,797
Minority interests in net income of subsidiaries                                       29             23
                                                                                  -------        -------
Net income from continuing operations                                             $ 1,932        $ 1,774

Net income from discontinued operation - Visteon (Note 2)                             147            205
                                                                                  -------        -------
Net income                                                                        $ 2,079        $ 1,979
                                                                                  =======        =======
Income attributable to Common and Class B Stock
 after preferred stock dividends                                                  $ 2,075        $ 1,975

Average number of shares of Common and Class B
 Stock outstanding                                                                  1,206          1,211


AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK
Basic income from continuing operations (Note 5)                                  $  1.61        $  1.47
Diluted income from continuing operations (Note 5)                                $  1.58        $  1.43

Basic income (Note 5)                                                             $  1.73        $  1.64
Diluted income (Note 5)                                                           $  1.70        $  1.60

Cash dividends                                                                    $  0.50        $  0.46

The accompanying notes are part of the financial statements.

                                        Ford Motor Company and Subsidiaries

                                            CONSOLIDATED BALANCE SHEET
                                            --------------------------
                                                   (in millions)

                                                                                            March 31,         December 31,
                                                                                              2000                1999
                                                                                         ----------------   -----------------
                                                                                           (unaudited)
ASSETS
Automotive
Cash and cash equivalents                                                                   $  3,875           $  2,793
Marketable securities                                                                         18,973             18,943
                                                                                            --------           --------
   Total cash and marketable securities                                                       22,848             21,736

Receivables                                                                                    4,406              4,570
Inventories (Note 6)                                                                           6,557              5,684
Deferred income taxes                                                                          2,816              3,762
Other current assets                                                                           4,501              4,528
Current receivable from Financial Services                                                     1,807              2,304
                                                                                            --------           --------
   Total current assets                                                                       42,935             42,584

Equity in net assets of affiliated companies                                                   2,716              2,539
Net property                                                                                  35,831             36,528
Deferred income taxes                                                                          2,562              2,454
Net assets of discontinued operations - Visteon (Note 2)                                       1,644              1,566
Other assets                                                                                  13,421             13,530
                                                                                            --------           --------
   Total Automotive assets                                                                    99,109             99,201

Financial Services
Cash and cash equivalents                                                                      1,883              1,588
Investments in securities                                                                        488                733
Finance receivables, net                                                                     116,626            113,298
Net investment in operating leases                                                            43,890             42,471
Other assets                                                                                  10,745             11,123
Receivable from Automotive                                                                     2,283              1,835
                                                                                            --------           --------
   Total Financial Services assets                                                           175,915            171,048
                                                                                            --------           --------
   Total assets                                                                             $275,024           $270,249
                                                                                            ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                              $ 14,570           $ 14,292
Other payables                                                                                 3,537              4,156
Accrued liabilities                                                                           18,891             18,110
Income taxes payable                                                                           1,821              1,709
Debt payable within one year                                                                   1,107              1,338
Current payable to Financial Services                                                              0                  0
                                                                                            --------           --------
   Total current liabilities                                                                  39,926             39,605

Long-term debt                                                                                 9,646             10,398
Other liabilities                                                                             29,444             29,283
Deferred income taxes                                                                            439              1,223
Payable to Financial Services                                                                  2,283              1,835
                                                                                            --------           --------
   Total Automotive liabilities                                                               81,738             82,344

Financial Services
Payables                                                                                       4,191              3,550
Debt                                                                                         143,951            139,919
Deferred income taxes                                                                          7,731              7,078
Other liabilities and deferred income                                                          6,512              6,775
Payable to Automotive                                                                          1,807              2,304
                                                                                            --------           --------
   Total Financial Services liabilities                                                      164,192            159,626

Company-obligated mandatorily redeemable preferred securities of a subsidiary
 trust holding solely junior subordinated debentures of the Company (Note 7)                     675                675

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate liquidation preference of $177
million)                                                                                           *                  *
 Common Stock, par value $1.00 per share (1,151 million shares issued)                         1,151              1,151
 Class B Stock, par value $1.00 per share (71 million shares issued)                              71                 71
Capital in excess of par value of stock                                                        4,971              5,049
Accumulated other comprehensive income                                                        (2,453)            (1,856)
ESOP loan and treasury stock                                                                  (1,399)            (1,417)
Earnings retained for use in business                                                         26,078             24,606
                                                                                            --------           --------
   Total stockholders' equity                                                                 28,419             27,604
                                                                                            --------           --------
   Total liabilities and stockholders' equity                                               $275,024           $270,249
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


                                        Ford Motor Company and Subsidiaries

                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  ----------------------------------------------

                                   For the Periods Ended March 31, 2000 and 1999
                                                   (in millions)

                                                                         First Quarter 2000             First Quarter 1999
                                                                     ----------------------------   ----------------------------
                                                                                     Financial                      Financial
                                                                      Automotive      Services       Automotive      Services
                                                                     -------------  -------------   -------------  -------------
                                                                             (unaudited)                    (unaudited)
Cash and cash equivalents at January 1                                 $ 2,793        $ 1,588         $ 3,143        $ 1,151

Cash flows from operating activities before securities trading           3,443          5,342           2,480          1,830
Net sales of trading securities                                             22             73             922             99
                                                                       -------        -------         -------        -------
   Net cash flows from operating activities                              3,465          5,415           3,402          1,929

Cash flows from investing activities
 Capital expenditures                                                   (1,500)          (306)         (1,142)          (144)
 Acquisitions of receivables and lease investments                           -        (24,585)              -        (18,304)
 Collections of receivables and lease investments                            -         15,389               -         12,859
 Net acquisitions of daily rental vehicles                                   -         (1,035)              -           (768)
 Purchases of securities                                                (1,133)          (142)           (392)          (309)
 Sales and maturities of securities                                      1,100            123             321            367
 Proceeds from sales of receivables and lease investments                    -          2,807               -          2,045
 Net investing activity with Financial Services                             35              -              39              -
 Cash paid for acquisitions (Note 4)                                      (206)           (49)         (2,966)             -
 Other                                                                     (56)           240             282             (3)
                                                                       -------        -------         -------        -------
   Net cash used in investing activities                                (1,760)        (7,558)         (3,858)        (4,257)

Cash flows from financing activities
 Cash dividends                                                           (607)             -            (561)            (1)
 Net purchases of Common Stock                                             (78)             -            (136)             -
 Changes in short-term debt                                               (736)        (3,891)            121           (968)
 Proceeds from issuance of other debt                                      156         11,610           1,632          9,097
 Changes in other debt                                                    (389)             -              91              -
 Principal payments on other debt                                            -         (3,672)           (151)        (5,282)
 Net financing activity with Automotive                                      -            (35)              -            (39)
 Net cash distribution to Ford from discontinued operation                  17              -              70              -
 Other                                                                      21           (549)            178              5
                                                                       -------        -------         -------        -------
  Net cash (used in)/provided by financing activities                   (1,616)         3,463           1,244          2,812

Effect of exchange rate changes on cash                                     48            (80)            (87)          (106)
Net transactions with Automotive/Financial Services                        945           (945)           (214)           214
                                                                       -------        -------         -------        -------

   Net increase in cash and cash equivalents                             1,082            295             487            592
                                                                       -------        -------         -------        -------

Cash and cash equivalents at March 31                                  $ 3,875        $ 1,883         $ 3,630        $ 1,743
                                                                       =======        =======         =======        =======

Visteon is reflected as a discontinued operation (Note 2).

The accompanying notes are part of the financial statements.

Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)

1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K (the "10-K Report") for the year ended December 31, 1999. For purposes of this report, "Ford", the "Company", "we", "our", "us" or similar references means Ford Motor Company and its majority owned subsidiaries unless the context requires otherwise. Certain amounts for prior periods were reclassified to conform with present period presentation.

2. Discontinued Operation - On April 12, 2000, the Ford Board of Directors approved a plan for the complete separation of Visteon Corporation from Ford by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock consisting of all shares of Visteon Common Stock. Specific record and distribution dates will be established after Securities and Exchange Commission clearance. Consistent with this approved plan and to aid in comparisons, our financial statements reflect Visteon's reported net income and net assets as a "discontinued operation" for all periods shown.

     Visteon, a wholly-owned subsidiary of Ford, is a global provider of automotive systems, modules and components. Visteon operates in three business segments: Comfort, Communication & Safety; Dynamics & Energy Conversion; and Glass.

     Sales and selected income data for Visteon were (in millions):

                                                                                     First Quarter
                                                                           --------------------------------
                                                                                2000             1999
                                                                           ---------------  ---------------
                    Sales to Ford                                             $4,476           $4,356
                    Sales to non-Ford customers                                  749              416
                                                                              ------           ------
                      Total sales                                             $5,225           $4,772
                                                                              ======           ======

                    Income before income taxes                                $  237           $  313
                    Provision for income taxes                                   (86)            (112)
                    Minority interests in net (income)/loss of subsidiaries       (4)               4
                                                                              ------           ------
                      Net income                                              $  147           $  205
                                                                              ======           ======

     The net assets of Visteon were (in millions):

                                                                             March 31,       December 31,
                                                                                2000             1999
                                                                           ---------------  ---------------
                    Cash and marketable securities                          $    943         $  1,849
                    Inventories                                                  743              751
                    Other current assets                                       2,986            2,596
                                                                            --------         --------
                      Total current assets                                     4,672            5,196
                    Net property                                               5,730            5,789
                    Other assets                                               1,388            1,464
                                                                            --------         --------
                      Total assets                                            11,790           12,449

                    Current liabilities                                       (4,778)          (5,475)
                    Long-term debt                                            (1,426)          (1,358)
                    Other liabilities                                         (4,046)          (4,117)
                                                                            --------         --------
                      Total liabilities                                      (10,250)         (10,950)

                    Accumulated other comprehensive income                       104               67
                                                                            --------         --------
                      Net assets                                            $  1,644         $  1,566
                                                                            ========         ========

                                        Ford Motor Company and Subsidiaries

                                           NOTES TO FINANCIAL STATEMENTS
                                           -----------------------------

                                                    (unaudited)

3.   Selected Automotive costs and expenses are summarized as follows (in millions):

                                                                               First Quarter
                                                                           ---------------------
                                                                             2000         1999
                                                                           --------     --------
                                     Depreciation                            $694         $616
                                     Amortization                             574          561

     Dissolution of AutoEuropa Joint Venture - Effective January 1, 1999, our joint venture for the production of minivans with Volkswagen AG in Portugal (AutoEuropa) was dissolved resulting in a $255 million pre-tax gain ($165 million after-tax) in the first quarter of 1999.

4.   Acquisitions

          Purchase of AB Volvo's Worldwide Passenger Car Business ("Volvo Car")- On March 31, 1999, we purchased Volvo Car for approximately $6.45 billion. The acquisition price consisted of a cash payment of approximately $2 billion on March 31, 1999, a deferred payment obligation to AB Volvo of approximately $1.6 billion due March 31, 2001, and Volvo Car automotive net indebtedness of approximately $2.9 billion. Most automotive indebtedness was repaid on April 12, 1999. The purchase price payment and automotive debt repayments were funded from our cash reserves.

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

     Assuming these two acquisitions had taken place on January 1, 1999, Ford Automotive unaudited pro forma revenue for the first quarter ended
     March 31, 1999 would have been $35.2 billion. Net income and earnings per share for this period would not be materially affected.

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

     The calculation of diluted income per share of Common and Class B Stock takes into account the effect of dilutive potential common stock, such as stock options.

     Income per share of Common and Class B Stock from continuing operations was as follows (in millions, except per share amounts):

                                                                   First Quarter 2000         First Quarter 1999
                                                                 ------------------------   ------------------------
                                                                   Income       Shares        Income      Shares
                                                                 ------------ -----------   ----------- ------------
          Net income from continuing operations                    $1,932       1,206         $1,774      1,211
          Preferred stock dividend requirements                        (4)          -             (4)         -
          Issuable and uncommitted ESOP shares                          -          (7)             -         (5)
                                                                   ------       -----         ------      -----
          Basic income and shares from continuing operations       $1,928       1,199         $1,770      1,206

          Basic income per share from continuing operations        $ 1.61                     $ 1.47
          Basic income per share from discontinued operation         0.12                       0.17
                                                                   ------                     ------
          Basic income per share                                   $ 1.73                     $ 1.64

          Basic income and shares from continuing operations       $1,928       1,199         $1,770      1,206
          Net dilutive effect of options                                -          23              -         31
                                                                   ------       -----         ------      -----
          Diluted income and shares from continuing operations     $1,928       1,222         $1,770      1,237

          Diluted income per share from continuing operations      $ 1.58                     $ 1.43
          Diluted income per share from discontinued operation       0.12                       0.17
                                                                   ------                     ------
          Diluted income per share                                 $ 1.70                     $ 1.60

6.   Automotive Inventories are summarized as follows (in millions):

                                                                                       March 31,           December 31,
                                                                                          2000                1999
                                                                                     ----------------   -----------------
                         Raw materials, work in process and supplies                   $2,442             $2,035
                         Finished products                                              4,115              3,649
                                                                                       ------             ------
                           Total inventories                                           $6,557             $5,684
                                                                                       ======             ======

                         U.S. inventories                                              $2,287             $1,811

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

                                        Ford Motor Company and Subsidiaries

                                           NOTES TO FINANCIAL STATEMENTS
                                           -----------------------------

                                                    (unaudited)

8. Comprehensive Income - Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains and losses on investments in equity securities. Total comprehensive income is summarized as follows (in millions):

                                                                                          First Quarter
                                                                                -----------------------------------
                                                                                     2000              1999
                                                                                -----------------  ----------------
               Net income                                                         $2,079             $1,979
               Other comprehensive income                                           (596)              (108)
                                                                                  ------             ------
                 Total comprehensive income                                       $1,483             $1,871
                                                                                  ======             ======


     Effective January 1, 2000, the functional currency for Ford's automotive operations in Brazil was changed from the U.S. dollar to the Brazilian real in recognition of the primary currency of the environment in which Ford will operate. The lower translated value of fixed assets and inventories in the first quarter reduced other comprehensive income by about $350 million.

9.   Segment Information - Ford's business is divided into two business sectors
     - Automotive and Financial Services (including Ford Credit and Hertz); detail is summarized as follows (in millions):

                                                      Financial Services Sector
                                                  --------------------------------
 First Quarter                           Auto        Ford                  Other      Elims/
                                        Sector      Credit      Hertz    Fin Svcs      Other       Total
                                      ----------  ---------- ---------- ----------  ----------  ----------
          2000
          ----
          Revenues
            External customer          $ 36,175    $  5,491   $  1,131    $    98     $    (1)   $ 42,894
            Intersegment                  1,158          39          8         42      (1,247)          0
                                       --------    --------   --------    -------     -------    --------
              Total Revenues           $ 37,333    $  5,530   $  1,139    $   140     $(1,248)   $ 42,894
                                       ========    ========   ========    =======     =======    ========
          Net income  a/               $  1,552    $    353   $     56    $   (11)    $   129    $  2,079

          Total assets  a/             $102,146    $161,735   $ 10,360    $ 8,108     $(7,325)   $275,024


          1999
          ----
          Revenues
            External customer          $ 31,597    $  4,863   $  1,027    $    56     $     6    $ 37,549
            Intersegment                  1,069          57          8         47      (1,181)          0
                                       --------    --------   --------    -------     -------    --------
              Total Revenues           $ 32,666    $  4,920   $  1,035    $   103     $(1,175)   $ 37,549
                                       ========    ========   ========    =======     =======    ========
          Net income  a/               $  1,446    $    300   $     49    $   (12)    $   196    $  1,979

          Total assets  a/             $ 91,366    $140,643   $  9,293    $ 6,258     $(5,527)   $242,033

          - - - - -
          a/ Net income from discontinued operations of $147 million and $205 million for the three months ended March 31, 2000 and 1999 is included in Elims/Other. Net assets from discontinued operations of $1,644 million and $1,817 million as of March 31, 2000 and 1999 is included in Auto Sector total assets.

     "Other Financial Services" data is an aggregation of miscellaneous smaller Financial Services Sector business components, including Ford Motor Land Development Corporation, Ford Leasing Development Company, Ford Leasing Corporation and Granite Management Corporation.

     "Eliminations/Other" data includes intersegment eliminations and minority interests. Interest income for the operating segments in the Financial Services Sector is reported as "Revenue".

10. Shareholder Value Enhancement Plan - On April 12, 2000, the Ford Board of Directors approved a plan that will involve Ford shareholders exchanging their existing shares of the company's stock for new shares of the company's Common Stock and Class B Stock, plus either $20 cash per share or additional shares of equivalent value. The total cash distribution will be limited to $10 billion and, therefore, the $20 cash per share is subject to being reduced if the aggregate amount of cash elected exceeds $10 billion. Specific details, including record and effective dates of the plan, will be announced later in 2000. The plan is subject to shareholder approval.

[PricewaterhouseCoopers LLP Letterhead]


                        Report of Independent Accountants



To the Board of Directors and Stockholders
Ford Motor Company

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of March 31, 2000, and the related consolidated statement of income and condensed consolidated statement of cash flows for the three-month period ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statement of income, stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 24, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





/s/  PricewaterhouseCoopers LLP
Detroit, Michigan
April 14, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

     In addition to specific explanations discussed below, comparisons between Ford's 1999 and 2000 results are influenced by two important events:

              o On April 12, 2000, the Ford Board of Directors approved a plan for the complete separation of Visteon Corporation from Ford by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock consisting of all shares of Visteon common stock. Specific record and distribution dates will be established after Securities and Exchange Commission clearance. Throughout this discussion, Visteon is reflected as a discontinued operation. Visteon's results and financial condition have been excluded from all amounts except total net income and total earnings per share.

              o On March 31, 1999, we purchased AB Volvo's worldwide passenger car business ("Volvo Car"). Volvo Car's results and financial condition have been included in our financial statements on a consolidated basis since the second quarter of 1999.

FIRST QUARTER RESULTS OF OPERATIONS

     Worldwide net income was $2,079 million in the first quarter of 2000, or $1.70 per diluted share of Common and Class B Stock. This compares with first quarter earnings in 1999, of $1,979 million, or $1.60 per diluted share, which included a one-time gain of $165 million, or 14 cents a share, from the dissolution of AutoEuropa. Worldwide sales revenue was $42.9 billion in the first quarter of 2000, up $5.3 billion from a year ago. Unit sales of cars and trucks were 1,911,000, up 137,000 units.

     Results by business sector for the first quarter of 2000 and 1999 are shown below (in millions).

                                                                          First Quarter
                                                                           Net Income
                                                              --------------------------------------
                                                                                            2000
                                                                                            O/(U)
                                                                 2000          1999         1999
                                                              ------------  -----------  -----------
                  Automotive Sector                             $1,552        $1,446        $106
                  Financial Services Sector                        380           328          52
                                                                ------        ------        ----
                    Total continuing operations                  1,932         1,774         158

                  Discontinued operation - Visteon                 147           205         (58)
                                                                ------        ------        ----

                    Total Company                               $2,079        $1,979        $100
                                                                ======        ======        ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

Automotive Sector
-----------------

     Worldwide earnings for our Automotive sector were $1,552 million in the first quarter of 2000, on sales of $36.2 billion. Earnings in the first quarter of 1999 were $1,446 million, on sales of $31.6 billion. Adjusted for constant volume and mix, total automotive costs were unchanged compared with the first quarter of 1999.

     Details of first quarter Automotive sector earnings from continuing operations are shown below (in millions).

                                                                          First Quarter
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            2000
                                                                                           O/(U)
                                                                 2000          1999         1999
                                                              ------------  -----------  -----------
                  North American Automotive                     $1,667        $1,379        $ 288

                  Automotive outside North America
                  - Europe                                          (3)          155         (158)
                  - South America                                  (82)         (141)          59
                  - Rest of World                                  (30)           53          (83)
                                                                ------        ------        -----
                      Total Automotive outside North America      (115)           67         (182)
                                                                ------        ------        -----

                      Total Automotive Sector                   $1,552        $1,446        $ 106
                                                                ======        ======        =====

     Automotive sector earnings in North America were $1,667 million in the first quarter of 2000, on sales of $27.2 billion. In the first quarter of 1999, earnings were $1,379 million, on sales of $24.2 billion. The increase in earnings reflects primarily higher volume, improved revenue and product mix, offset partially by higher warranty costs related to the 3.8 liter engine. The after-tax return on sales for our Automotive sector in North America was 6.2% in the first quarter of 2000, up 4/10 of a percentage point from a year ago.

     In the first quarter of 2000, approximately 4.5 million new cars and trucks were sold in the United States, up 450,000 units from a year ago. Our share of those unit sales was 24% in the first quarter of 2000, down 3/10 of a percentage point from a year ago. The decline in market share reflects primarily capacity constraints due to the record first quarter industry volume.

     Our Automotive sector losses in Europe were $3 million in the first quarter of 2000, compared with earnings of $155 million a year ago. The decline in earnings reflects primarily the non-recurrence of a $165 million gain from the sale of our interest in AutoEuropa to Volkswagen AG in the first quarter of 1999 and lower volume for Ford-branded vehicles, offset partially by the inclusion of Volvo Car results in the first quarter of 2000. We have much work to do to turn around our results in Europe, including assessing our manufacturing capacity requirements and reducing our operating costs. We also are in the midst of a major product changeover for Ford-branded vehicles - we are launching an all-new Transit and Galaxy, we have a new Mondeo coming this fall, and a new B-car next year.

     In the first quarter of 2000, approximately 5 million new cars and trucks were sold in our nineteen primary European markets, up 165,000 units from a year ago. Our share of those unit sales was 9.8% in the first quarter of 2000, up 3/10 of a percentage point from a year ago. Our market share increase reflects the addition of Volvo Car sales and strong Focus and Jaguar S-TYPE sales, offset partially by lower share of other Ford-branded vehicles.

     Our Automotive sector in South America had losses of $82 million in the first quarter of 2000, compared with losses of $141 million a year ago. The improved results reflect primarily higher industry volume, continued cost reductions, and a stronger Brazilian currency.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

     In the first quarter of 2000, approximately 310,000 new cars and trucks were sold in Brazil, compared with 276,000 a year ago. Our share of those unit sales was 9.5% in the first quarter of 2000, up 5/10 of a percentage point from a year ago. The improvement in market share reflects primarily stronger demand for a freshened product line-up (Fiesta, Courier, 4-Door Ranger and new SOHC engine) and better availability of vehicles due to the non-recurrence of production losses, which resulted from labor disruptions in early 1999.

     Automotive sector losses outside North America, Europe, and South America ("Rest of World") were $30 million in the first quarter of 2000, compared with earnings of $53 million in the first quarter of 1999. The decline in earnings reflects primarily our share of the profit decline at Mazda, explained by a stronger Japanese yen.

Financial Services Sector
-------------------------

     Earnings of our Financial Services sector consist primarily of two segments, Ford Credit and Hertz. Details of first quarter Financial Services sector earnings are shown below (in millions).

                                                                          First Quarter
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            2000
                                                                                            O/(U)
                                                                 2000          1999         1999
                                                              -----------   -----------  -----------
                  Ford Credit                                    $353          $300         $53
                  Hertz                                            56            49           7
                  Minority Interests, Eliminations,
                   and Other                                      (29)          (21)         (8)
                                                                 ----          ----         ---

                     Total Financial Services Sector             $380          $328         $52
                                                                 ====          ====         ===

                  Memo: Ford's share of earnings in Hertz        $ 46          $ 40         $ 6


     Ford Credit's consolidated net income in the first quarter of 2000 was $353 million, up $53 million or 18% from 1999. The increase in earnings reflects primarily a higher level of financing receivables and improved net financing margins, offset partially by higher operating costs and slightly higher credit losses. Higher operating costs reflect primarily the servicing of a higher level of financing receivables, operating expenses of recently acquired subsidiaries, and costs associated with the restructuring of financing operations, including employee separation programs.

     Earnings at Hertz in the first quarter of 2000 were $56 million (of which $46 million was Ford's share), compared with earnings of $49 million (of which $40 million was Ford's share) a year ago. The increase in earnings reflects primarily favorable pricing and strong performance in the United States car rental market, offset partially by unfavorable pricing for worldwide industrial and construction equipment rental operations.

Discontinued Operation - Visteon
--------------------------------

     Visteon earned $147 million in the first quarter of 2000, compared with earnings of $205 million in the same period a year ago. The decline is more than explained by the impact of a one-time price reduction of five percent on products Visteon was supplying to Ford as of January 1, 2000 based on a market pricing review conducted by Ford and Visteon. The decline in earnings was offset partially by favorable volume and mix and cost efficiencies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

     At March 31, 2000, our Automotive sector had $22.8 billion of cash and marketable securities, up $1.1 billion from December 31, 1999. Automotive capital expenditures totaled $1.5 billion in the first quarter of 2000, up $358 million from the same period a year ago. In the first quarter of 2000, we paid $607 million in cash dividends.

     At March 31, 2000, our Automotive sector had total debt of $10.8 billion, compared with $11.7 billion at December 31, 1999. Automotive debt at March 31, 2000 was 27% of total capital (the sum of our stockholders' equity and Automotive debt), down three percentage points from December 31, 1999.

Financial Services Sector
-------------------------

     At March 31, 2000, our Financial Services sector had cash and cash equivalents of $1.9 billion, up $295 million from December 31, 1999. Finance receivables and net investments in operating leases were $160.5 billion at March 31, 2000, up from $155.8 billion at December 31, 1999.

     Total debt was $144 billion at March 31, 2000, up $4 billion from December 31, 1999. Outstanding commercial paper at March 31, 2000 totaled $37.3 billion at Ford Credit, and $2.1 billion at Hertz, with an average remaining maturity of 25 days and 16 days, respectively.

     For a discussion of support facilities available to our Automotive and Financial Services sectors, see Note 10 of our Notes to Financial Statements for the year ended December 31, 1999, which are included in our Annual Report on Form 10-K for 1999.

SHAREHOLDER VALUE ENHANCEMENT PLAN

     On April 12, 2000, the Ford Board of Directors approved a plan that will involve Ford shareholders exchanging their existing shares of the company's stock for new shares of the company's Common and Class B Stock, plus either $20 cash per share or additional shares of equivalent value. The total cash distribution will be limited to $10 billion and, therefore, the $20 cash per share is subject to being reduced if the aggregate amount of cash elected exceeds $10 billion. Specific details, including record and effective dates of the plan, will be announced later in 2000. The plan is subject to shareholder approval.

LAND ROVER

     On March 17, 2000, we announced that we reached a memorandum of understanding to buy Land Rover from the BMW Group for a purchase price of approximately three billion euros (equivalent to approximately $3 billion at March 31, 2000). Two-thirds of the purchase price would be paid at the time of closing. The remainder would be paid in 2005. The acquisition involves the entire Land Rover line of vehicles, including assembly and engineering facilities. It does not include Rover's passenger car business or any assumption of debt by Ford. The transaction is subject to BMW and Ford reaching a definitive agreement, due diligence, and regulatory approvals. If successful, the acquisition is expected to be completed in the second quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

NEW ACCOUNTING STANDARD

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

                           Part II. Other Information
                           --------------------------

Item 1.  Legal Proceedings
--------------------------

ENVIRONMENTAL MATTERS

     Michigan Truck, Dearborn and Wayne Assembly Plants. (Previously discussed on page 24 of our Annual Report on Form 10-K for the year ended December 31, 1999 (the "10-K Report")). On March 16, 2000, the United States District Court for the Eastern District of Michigan approved a Consent Decree memorializing a settlement of this matter that includes the payment by Ford of $1.1 million in civil penalties and Ford's agreement to install a $10 million waterborne primer system at the Dearborn Assembly Plant.

CLASS ACTIONS

     3.8 Liter Transmission Class Actions. (Previously discussed on page 27 of the 10-K Report). The three cases filed in Illinois and Pennsylvania were removed to federal court. Plaintiffs' motion to remand the Pennsylvania case was denied, but motions to remand remain pending in the two Illinois cases.

     Seat Back Class Actions. (Previously discussed on page 27 of the 10-K Report). Plaintiffs have amended their complaint in New Jersey to expand the purported class to include almost all passenger cars, vans, and SUV's manufactured after 1990 and to more generally allege that the seatbacks in these vehicles are susceptible to failure in rear end collisions. The trial court in Maryland dismissed the complaint because Plaintiffs suffered no injury. Plaintiffs have appealed that ruling to the Maryland Court of Appeals.

     Wartime Labor. (Previously discussed on page 28 of the 10-K Report). On March 28, 2000, Ford announced that its German subsidiary, Ford Werke AG, will make a significant contribution to the Remembrance, Responsibility and the Future Foundation, which was established by the German government and industry to provide humanitarian relief for civilian victims of forced and slave labor in WWII Germany. The amount of the contribution is anticipated to be about DM26 million (about US $13 million) in accordance with the Foundation's giving guidelines, but the exact amount has not been finalized.

OTHER MATTERS

     Rouge Powerhouse Insurance Litigation. Insurers of Rouge Steel Company filed two subrogation actions against Ford in March 2000. These actions seek damages for claims paid out for property damage and business interruption losses experienced by Rouge Steel Company as a result of the February 1, 1999 Rouge Powerhouse explosion. In the first action, which is pending in federal court in Michigan, Factory Mutual Insurance Company seeks recovery in excess of $134 million. In the second action, which is pending in state court in Michigan, a group of five insurers seeks recovery of $25 million. In both cases, the insurers allege that the powerhouse explosion was caused by the Company's negligence, gross negligence and/or willful and wanton misconduct. Answers to the complaints are due in May 2000.

Item 5.  Other Information
--------------------------

GOVERNMENTAL STANDARDS

     Mobil Source Emission Control - U.S. Requirements. (Previously discussed on page 28 of the 10-K Report). The U.S. Court of Appeals for the First Circuit upheld the federal district court's ruling that Massachusetts' pre-2003 model year zero-emission vehicle requirements were invalid.

                                                                                                     Supplemental Schedule



                                                    Ford Motor Company

                                      CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                                                      (in millions)

Ford Capital B.V.
----------------

                                                                   March 31,           December 31,
                                                                      2000                 1999
                                                                ---------------      ---------------
                                                                  (unaudited)
          Current assets                                             $  587               $  579
          Noncurrent assets                                           2,296                2,372
                                                                     ------               ------
            Total assets                                             $2,883               $2,951

          Current liabilities                                        $1,123               $1,088
          Noncurrent liabilities                                      1,522                1,680
          Minority interests in net
            assets of subsidiaries                                        1                    2
          Stockholder's equity                                          237                  181
                                                                     ------               ------
            Total liabilities and
            stockholder's equity                                     $2,883               $2,951
                                                                     ======               ======


                                                                           First Quarter
                                                                ------------------------------------
                                                                     2000                 1999
                                                                ---------------      ---------------
                                                                             (unaudited)
          Sales and other revenue                                   $570                 $683
          Operating income                                            62                   84
          Income before income taxes                                  51                   69
          Net income                                                  18                   41



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

     (a)   Exhibits
           --------

           Please refer to the Exhibit Index on page 20.

     (b)   Reports on Form 8-K
           -------------------

           The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2000:

           Current Report on Form 8-K dated January 14, 2000 included information relating to our financial milestones for the upcoming 12 months

           Current Report on Form 8-K dated January 26, 2000 included information relating to our 1999 earnings

           Current Report on Form 8-K dated February 4, 2000 included information relating to Consolidated Financial Statements of Ford and Subsidiaries for the year ended and at December 31, 1999, together with the Report on Examination thereof by PricewaterhouseCoopers, L.L.P.

           Current Report on Form 8-K dated March 17, 2000 included information relating to our memorandum of understanding to buy Land Rover from the BMW Group


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               FORD MOTOR COMPANY
                                       ----------------------------------

                                                 (Registrant)








Date: April 28, 2000                  By:  /s/ W. A. Swift
                                         --------------------------------
                                               W. A. Swift
                                               Vice President & Controller
                                               (principal accounting officer)

                                                    EXHIBIT INDEX
                                                    -------------


  Designation                                                    Description
  -------------------------    -----------------------------------------------------------------------------------------
  Exhibit 12                   Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to
                               Combined Fixed Charges and Preferred Stock Dividends.

  Exhibit 15                   Letter of PricewaterhouseCoopers LLP, Independent Public Accountants, dated
                               April 14, 2000, relating to Financial Information.

  Exhibit 27.1                 Financial Data Schedule, Automotive Sector, for the Three Months Ended
                               March 31, 2000 (included with electronic EDGAR filing only).

  Exhibit 27.2                 Financial Data Schedule, Financial Services Sector, for the Three Months Ended
                               March 31, 2000 (included with electronic EDGAR filing only).

  Exhibit 27.3                 Financial Data Schedule, Conglomerate Totals, for the Three Months Ended March
                               31, 2000 (included with electronic EDGAR filing only).
