Form 10-Q
period 2000-06-30
FORD MOTOR CO
filed 2000-07-31
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q






(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
---  EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000 OR
                                         --------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 2000, the Registrant had outstanding 1,134,011,618 shares of Common Stock and 70,852,076 shares of Class B Stock.








               Exhibit index located on sequential page number 24



                                                   Ford Motor Company and Subsidiaries

                                                               HIGHLIGHTS
                                                               ----------

                                                                 Second Quarter                         First Half
                                                            ----------------------------          ---------------------------
                                                               2000            1999                 2000            1999
                                                            ------------    ------------          ------------   ------------
                                                                   (unaudited)                          (unaudited)
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- North America                                                 1,304           1,237                 2,613          2,457
- Outside North America                                           687             691                 1,289          1,246
                                                                -----           -----                 -----          -----
    Total                                                       1,991           1,928                 3,902          3,703
                                                                =====           =====                 =====          =====

Sales and revenues (in millions)
- Automotive                                                $  37,366       $  35,546             $  73,541      $  67,143
- Financial Services                                            7,153           6,361                13,872         12,313
                                                            ---------       ---------             ---------      ---------
    Total                                                   $  44,519       $  41,907             $  87,413      $  79,456
                                                            =========       =========             =========      =========

Net income (loss) (in millions)
- Automotive                                                $   1,052       $   1,651             $   2,604      $   3,097
- Financial Services                                              461             407                   841            735
                                                            ---------       ---------             ---------      ---------
   Income from continuing operations                            1,513           2,058                 3,445          3,832
- Discontinued operation (Visteon)                                162             280                   309            485
- Loss on spin-off of Visteon                                  (2,252)              -                (2,252)             -
                                                            ---------       ---------             ---------      ---------
    Total                                                   $    (577)      $   2,338             $   1,502      $   4,317
                                                            =========       =========             =========      =========

Capital expenditures (in millions)
- Automotive                                                $   1,453       $   1,566             $   2,952      $   2,709
- Financial Services                                              158             140                   464            284
                                                            ---------       ---------             ---------      ---------
    Total                                                   $   1,611       $   1,706             $   3,416      $   2,993
                                                            =========       =========             =========      =========

Automotive capital expenditures as a
  percentage of sales                                             3.9%            4.4%                  4.0%           4.0%

Stockholders' equity at June 30
- Total (in millions)                                       $  24,643       $  26,327             $  24,643      $  26,327
- Annualized after-tax return on Common
    and Class B stockholders' equity                             26.6%           38.7%                 22.0%          35.0%

Automotive net cash at June 30
  (in millions)
- Cash and marketable securities                            $  25,557       $  22,395             $  25,557      $  22,395
- Debt                                                         10,804          11,177                10,804         11,177
                                                            ---------       ---------             ---------      ---------
   Automotive net cash                                      $  14,753       $  11,218             $  14,753      $  11,218
                                                            =========       =========             =========      =========

After-tax return on sales
- North American Automotive                                       6.7%            6.7%                  6.4%           6.2%
- Total Automotive                                                2.9%            4.7%                  3.6%           4.7%

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                                    1,205           1,211                 1,206          1,211
- Number outstanding at June 30                                 1,205           1,210                 1,205          1,210

Common Stock price (per share)
(adjusted to reflect Visteon spin-off)
- High                                                      $55             $65-1/4               $55            $65-1/4
- Low                                                        40-3/8          50-1/2                39-3/8         50-1/2

AMOUNTS PER SHARE OF COMMON AND
  CLASS B STOCK AFTER PREFERRED
  STOCK DIVIDENDS

Income assuming dilution
- Automotive                                                $    0.86       $    1.33             $    2.12      $    2.50
- Financial Services                                             0.38            0.33                  0.69           0.59
                                                            ---------       ---------             ---------      ---------
   Subtotal                                                      1.24            1.66                  2.81           3.09
- Discontinued operation (Visteon)                               0.13            0.23                  0.25           0.39
- Loss on spin-off of Visteon                                   (1.84)              -                 (1.84)             -
                                                            ---------       ---------             ---------      ---------
    Total                                                   $   (0.47)      $    1.89             $    1.22      $    3.48
                                                            =========       =========             =========      =========

Cash dividends                                              $    0.50       $    0.46             $    1.00      $    0.92



                                                   Ford Motor Company and Subsidiaries

                                                           VEHICLE UNIT SALES
                                                           ------------------

                                              For the Periods Ended June 30, 2000 and 1999
                                                             (in thousands)



                                                    Second Quarter                           First Half
                                                 ------------------------              --------------------------
                                                  2000            1999                  2000              1999
                                                 --------        --------              --------          --------
                                                      (unaudited)                            (unaudited)

North America
United States
 Cars                                              445             448                   925               852
 Trucks                                            742             679                 1,464             1,419
                                                 -----           -----                 -----             -----
  Total United States                            1,187           1,127                 2,389             2,271

Canada                                              80              80                   159               137
Mexico                                              37              30                    65                49
                                                 -----           -----                 -----             -----

  Total North America                            1,304           1,237                 2,613             2,457

Europe
Britain                                            139             136                   254               262
Germany                                             83             111                   174               201
Italy                                               58              61                   107               111
Spain                                               54              54                    94                97
France                                              41              53                    83                91
Other countries                                    168             154                   308               253
                                                 -----           -----                 -----             -----

  Total Europe                                     543             569                 1,020             1,015

Other international
Brazil                                              35              34                    63                56
Australia                                           37              33                    61                64
Taiwan                                              19              15                    41                32
Argentina                                           12              14                    27                29
Japan                                                8               9                    17                16
Other countries                                     33              17                    60                34
                                                 -----           -----                 -----             -----

  Total other international                        144             122                   269               231
                                                 -----           -----                 -----             -----

Total worldwide vehicle unit sales               1,991           1,928                 3,902             3,703
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


                         Part I. Financial Information
                         ------------------------------

Item 1.  Financial Statements
-----------------------------

                                                   Ford Motor Company and Subsidiaries

                                                    CONSOLIDATED STATEMENT OF INCOME
                                                    --------------------------------
                                              For the Periods Ended June 30, 2000 and 1999
                                                              (in millions)

                                                                    Second Quarter                    First Half
                                                               --------------------------      --------------------------
                                                                 2000            1999             2000           1999
                                                               ----------     -----------      -----------     ----------
                                                                      (unaudited)                     (unaudited)
AUTOMOTIVE
Sales                                                          $37,366        $35,546          $73,541         $67,143

Costs and expenses (Notes 5 & 6)
Costs of sales                                                  33,515         30,796           65,093          58,533
Selling, administrative and other expenses                       2,458          2,296            4,723           4,073
                                                               -------        -------          -------         -------
  Total costs and expenses                                      35,973         33,092           69,816          62,606

Operating income                                                 1,393          2,454            3,725           4,537

Interest income                                                    389            346              757             685
Interest expense                                                   327            337              645             622
                                                               -------        -------          -------         -------
  Net interest income                                               62              9              112              63
Equity in net income (loss) of affiliated companies                 29            (12)              (3)             22
Net revenue (expense) from transactions with
  Financial Services                                                20            (17)              10             (45)
                                                               -------        -------          -------         -------

Income before income taxes - Automotive                          1,504          2,434            3,844           4,577

FINANCIAL SERVICES
Revenues                                                         7,153          6,361           13,872          12,313

Costs and expenses
Interest expense                                                 2,311          1,825            4,524           3,713
Depreciation                                                     2,398          2,391            4,606           4,548
Operating and other expenses                                     1,249          1,101            2,460           2,098
Provision for credit and insurance losses                          411            372              865             763
                                                               -------        -------          -------         -------
  Total costs and expenses                                       6,369          5,689           12,455          11,122
Net revenue (expense) from transactions with
  Automotive                                                       (20)            17              (10)             45
                                                               -------        -------          -------         -------

Income before income taxes - Financial Services                    764            689            1,407           1,236
                                                               -------        -------          -------         -------

TOTAL COMPANY
Income before income taxes                                       2,268          3,123            5,251           5,813
Provision for income taxes                                         728          1,034            1,750           1,927
                                                               -------        -------          -------         -------
Income before minority interests                                 1,540          2,089            3,501           3,886
Minority interests in net income of subsidiaries                    27             31               56              54
                                                               -------        -------          -------         -------
Net income from continuing operations                            1,513          2,058            3,445           3,832
Net income from discontinued operation (Note 2)                    162            280              309             485
Loss on spin-off of discontinued operation (Note 2)              2,252              -            2,252               -
                                                               -------        -------          -------         -------
Net income (loss)                                              $  (577)       $ 2,338          $ 1,502         $ 4,317
                                                               =======        =======          =======         =======
Income (loss) attributable to Common and Class B
  Stock after preferred stock dividends                        $  (580)       $ 2,335          $1,495          $ 4,310

Average number of shares of Common and Class B
  Stock outstanding                                              1,205          1,211           1,206            1,211

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

Basic Income (Note 10)
    Net income (loss) from continuing operations               $  1.26        $  1.70          $  2.87         $  3.17
    Net income (loss)                                            (0.48)          1.93             1.25            3.57
Diluted Income (Note 10)
    Net income (loss) from continuing operations               $  1.24        $  1.66          $  2.81         $  3.09
    Net income (loss)                                            (0.47)          1.89             1.22            3.48

Cash dividends                                                 $  0.50        $  0.46          $  1.00         $  0.92


The accompanying notes are part of the financial statements.



                                                   Ford Motor Company and Subsidiaries

                                                       CONSOLIDATED BALANCE SHEET
                                                       --------------------------
                                                              (in millions)
                                                                                             June 30,         December 31,
                                                                                               2000               1999
                                                                                           --------------    ---------------
                                                                                            (unaudited)
ASSETS
Automotive
Cash and cash equivalents                                                                   $  6,989          $  2,793
Marketable securities                                                                         18,568            18,943
                                                                                            --------          --------
   Total cash and marketable securities                                                       25,557            21,736

Receivables                                                                                    3,897             5,267
Inventories (Note 7)                                                                           6,251             5,684
Deferred income taxes                                                                          2,886             3,762
Other current assets                                                                           5,022             3,831
Current receivable from Financial Services                                                     1,869             2,304
                                                                                            --------          --------
   Total current assets                                                                       45,482            42,584

Equity in net assets of affiliated companies (Note 3)                                          5,349             2,539
Net property                                                                                  34,677            36,528
Deferred income taxes                                                                          3,587             2,454
Net assets of discontinued operation (Note 2)                                                      -             1,566
Other assets                                                                                  12,262            13,530
                                                                                            --------          --------
   Total Automotive assets                                                                   101,357            99,201

Financial Services
Cash and cash equivalents                                                                      1,675             1,588
Investments in securities                                                                        582               733
Finance receivables, net                                                                     121,217           113,298
Net investment in operating leases                                                            46,385            42,471
Other assets                                                                                  10,919            11,123
Receivable from Automotive                                                                     2,445             1,835
                                                                                            --------          --------
   Total Financial Services assets                                                           183,223           171,048
                                                                                            --------          --------

   Total assets                                                                             $284,580          $270,249
                                                                                            ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                              $ 14,840          $ 14,292
Other payables                                                                                 3,933             3,778
Accrued liabilities                                                                           21,372            18,488
Income taxes payable                                                                           2,240             1,709
Debt payable within one year                                                                     862             1,338
                                                                                            --------          --------
   Total current liabilities                                                                  43,247            39,605

Long-term debt                                                                                 9,942            10,398
Other liabilities                                                                             31,906            29,283
Deferred income taxes                                                                            684             1,223
Payable to Financial Services                                                                  2,445             1,835
                                                                                            --------          --------
   Total Automotive liabilities                                                               88,224            82,344

Financial Services
Payables                                                                                       5,054             3,550
Debt                                                                                         149,063           139,919
Deferred income taxes                                                                          8,137             7,078
Other liabilities and deferred income                                                          6,916             6,775
Payable to Automotive                                                                          1,869             2,304
                                                                                            --------          --------
   Total Financial Services liabilities                                                      171,039           159,626

Company-obligated mandatorily redeemable preferred securities of a subsidiary
 trust holding solely junior subordinated debentures of the Company (Note 8)                    674               675

Stockholders' equity
 Capital stock
 Preferred Stock, par value $1.00 per share (aggregate liquidation preference
  of $177 million)                                                                                 *                 *
 Common Stock, par value $1.00 per share (1,151 million shares issued)                         1,151             1,151
 Class B Stock, par value $1.00 per share (71 million shares issued)                              71                71
Capital in excess of par value of stock                                                        4,936             5,049
Accumulated other comprehensive income                                                        (2,934)           (1,856)
ESOP loan and treasury stock                                                                  (1,404)           (1,417)
Earnings retained for use in business                                                         22,823            24,606
                                                                                            --------          --------
   Total stockholders' equity                                                                 24,643            27,604
                                                                                            --------          --------

   Total liabilities and stockholders' equity                                               $284,580          $270,249
                                                                                            ========          ========
- - - -

*Less than $1 million
The accompanying notes are part of the financial statements.
Visteon is reflected as a discontinued operation (Note 2)


                                                   Ford Motor Company and Subsidiaries

                                             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                             ----------------------------------------------

                                              For the Periods Ended June 30, 2000 and 1999
                                                              (in millions)


                                                                            First Half 2000                First Half 1999
                                                                       ---------------------------    --------------------------
                                                                                       Financial                     Financial
                                                                        Automotive      Services       Automotive     Services
                                                                       -------------   -----------    -------------  -----------
                                                                              (unaudited)                    (unaudited)

Cash and cash equivalents at January 1                                  $ 2,793        $  1,588        $ 3,143       $  1,151

Cash flows from operating activities before securities trading            9,181           9,466          8,572          4,074
Net sales (purchases) of trading securities                                 419              60            762            (86)
                                                                        -------        --------        -------       --------
   Net cash flows from operating activities                               9,600           9,526          9,334          3,988

Cash flows from investing activities
 Capital expenditures                                                    (2,952)           (464)        (2,709)          (284)
 Acquisitions of receivables and lease investments                            -         (44,986)             -        (39,237)
 Collections of receivables and lease investments                             -          22,211              -         25,292
 Net acquisitions of daily rental vehicles                                    -          (2,469)             -         (1,901)
 Purchases of securities                                                 (2,261)           (302)          (878)          (533)
 Sales and maturities of securities                                       2,217             312            669            609
 Proceeds from sales of receivables and lease investments                     -           7,704              -          5,005
 Net investing activity with Financial Services                              45               -           (100)             -
 Cash paid for acquisitions (Note 3)                                     (2,060)            (76)        (5,834)             -
 Other                                                                        -             190            (57)            (6)
                                                                        -------        --------         -------       -------
   Net cash used in investing activities                                 (5,011)        (17,880)        (8,909)       (11,055)

Cash flows from financing activities
 Cash dividends                                                          (1,578)              -         (1,122)            (2)
 Issuance (purchases) of Common Stock                                      (192)              -           (246)             -
 Changes in short-term debt                                                (707)         (5,588)            84          6,263
 Proceeds from issuance of other debt                                       205          22,321          1,619         13,874
 Principal payments on other debt                                          (424)         (7,574)          (117)       (13,596)
 Net debt repayments (new debt) with discontinued operations                650               -           (961)             -
 Net cash distribution (to) from discontinued operations                    (85)              -            232              -
 Net financing activity with Automotive                                       -             (45)             -            100
 Other                                                                      694             517            539            (26)
                                                                        -------        --------        -------       --------
   Net cash (used in)/provided by financing activities                   (1,437)          9,631             28          6,613

Effect of exchange rate changes on cash                                      (1)           (145)           (43)          (187)
Net transactions with Automotive/Financial Services                       1,045          (1,045)          (717)           717
                                                                        -------        --------        -------       --------

   Net increase (decrease) in cash and cash equivalents                   4,196              87           (307)            76
                                                                        -------        --------        -------       --------

Cash and cash equivalents at June 30                                    $ 6,989        $  1,675        $ 2,836       $  1,227
                                                                        =======        ========        =======       ========


Visteon is reflected as a discontinued operation (Note 2)

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

2. Discontinued Operation - On June 28, 2000, Ford distributed 130 million shares of Visteon which represented its 100% ownership interest by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock.

     Holders  of Ford  Common  and  Class B Stock on the  record  date  received
     0.130933 shares of Visteon common stock for each share of Ford stock, and participants in U.S. employee savings plans on the record date received $1.72 in cash per share of Ford stock, based on the volume-weighted average price of Visteon stock of $13.1326 per share on June 28, 2000. The total value of the distribution (including the $365 million cash dividend) was $2.1 billion or $1.72 per diluted share of Ford stock.

     As a result of the spin-off of Visteon, Ford recorded an after-tax loss of $2.3 billion. This represents the excess of the carrying value of Ford's net investment in Visteon over the market value of Visteon on the distribution date. Our financial statements have been restated to reflect Visteon as a "discontinued operation" for all periods shown. The balance sheet at June 30, 2000 no longer includes Visteon.

     Sales and selected income data for Visteon were (in millions):

                                                                   Second Quarter                 First Half
                                                              -------------------------     --------------------------
                                                                 2000           1999          2000             1999
                                                              -----------    ----------     ----------      ----------

         Revenues                                                $5,309        $5,063        $10,534          $9,835
         Income before income taxes                              $  266        $  449         $  503          $  762
         Provision for income taxes                                 (96)         (164)          (182)           (276)
         Minority interest in net income of
             subsidiaries                                            (8)           (5)           (12)             (1)
                                                                 ------        ------         ------          ------
             Net income                                          $  162        $  280         $  309          $  485
                                                                 ======        ======         ======          ======

3. Purchase of BMW's Land Rover business - On June 30, 2000, we purchased the Land Rover business from the BMW Group for a purchase price of approximately three billion euros. Approximately two-thirds of the purchase price (equivalent of $1.9 billion at June 30) was paid at time of closing. The remainder will be paid in 2005. The acquisition involves the entire Land Rover line of products, and related assembly and engineering facilities. It does not include Rover's passenger car business or financial services business.

     The acquisition will be accounted for as a purchase. The assets purchased, liabilities assumed and the results of operations of Land Rover will be included in our financial statements on a consolidated basis beginning in the third quarter of 2000. Our investment in Land Rover at June 30, 2000 is included in Equity in net assets of affiliated companies.

4. Value Enhancement Plan - In April, 2000, our Board of Directors approved in principle a recapitalization of the Company, known as the Value Enhancement Plan. The recapitalization will be effected through the merger of Ford Value Corporation, a wholly owned subsidiary of the Company, with and into the Company pursuant to a Recapitalization Agreement and Plan of Merger, dated as of June 27, 2000 (the "Agreement"). On June 27, 2000, our Board of Directors approved the Agreement. The recapitalization is subject to shareholder approval; shareholders of record on June 27, 2000 will be eligible to vote on the recapitalization at a special meeting of shareholders scheduled for August 2, 2000.

     In the recapitalization, holders of the Company's Common and Class B Stock will exchange each share of Common or Class B Stock for one share of a new class of Common or Class B Stock (depending on the class owned before the recapitalization) and, at the holders' option, one of the following: (1) $20 in cash, subject to adjustment, (2) approximately 0.748 shares of a new class of common stock with a value of $20, calculated as provided in the Agreement, or (3) a combination of cash and a new class of common stock, with an aggregate value of $20, also calculated as provided in the Agreement, with the relative cash and stock portions determined pursuant to a formula intended to result in a stockholder maintaining approximately 99% of his or her percentage ownership interest in the Company. The total cash distributed in the recapitalization will be limited to $10 billion.

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)


5. Selected Automotive costs and expenses are summarized as follows (in millions):

                                             Second Quarter                      First Half
                                          ---------------------              ---------------------
                                            2000        1999                   2000        1999
                                          ---------    --------              ---------    --------
        Depreciation                       $718         $668                 $1,412       $1,284
        Amortization                        628          572                  1,202        1,133
        Pension benefit                     (52)         103                     14          206

     Acquisition of AB Volvo's worldwide passenger car business ("Volvo Car")- Second quarter 1999 financial results include a one-time profit reduction of $146 million, or $0.11 per share of diluted Common and Class B Stock, related to the acquisition of Volvo Car. Under U.S. accounting rules, we were required to write-up inventory acquired to fair value, resulting in a one-time increase to cost of sales.

     Dissolution of AutoEuropa Joint Venture - Effective January 1, 1999, our joint venture for the production of mini-vans with Volkswagon AG in Portugal (AutoEuropa) was dissolved resulting in a $255 million pre-tax gain ($165 million after-tax) in the first quarter of 1999.

6. European Charges - Following an extensive business review of the Ford Brand operations in Europe, the Company recorded a pre-tax charge in Automotive cost of sales of $1,568 million in the second quarter of 2000. This charge included $1.1 billion for asset impairments and $468 million for restructuring costs. The effect on after-tax earnings was $1,019 million.

     The asset impairment charge, attributable to excess capacity related to Ford's performance in the competitive and regulatory environment in Europe, reflected the write-down of certain long-lived assets from their carrying value to their estimated fair value, as determined by an independent valuation of Automotive Ford Brand operations in Europe.

     The restructuring charge included employee separation costs of $426 million and other exit-related costs of $42 million. Employee separation includes a workforce reduction of about 3,300 employees (2,900 hourly and 400 salaried) related to the planned cessation of vehicle production at the Dagenham (U.K.) Body and Assembly Plant, which will occur in two phases (in the third quarter 2000 and by first quarter 2002).

7.   Automotive Inventories are summarized as follows (in millions):

                                                                       June 30,          December 31,
                                                                         2000                1999
                                                                     -----------         ------------
           Raw materials, work in process and supplies                  $2,159              $2,035
           Finished products                                             4,092               3,649
                                                                        ------              ------
              Total inventories                                         $6,251              $5,684
                                                                        ======              ======

           U.S. inventories                                             $1,944              $1,811


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

9. Comprehensive Income - Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains and losses on investments in equity securities. Total comprehensive income is summarized as follows (in millions):

                                                 Second Quarter                      First Half
                                              ------------------------          -------------------------
                                                 2000           1999               2000           1999
                                              ----------     ---------          ----------     ----------
     Net income (loss)                        $  (577)       $2,338             $ 1,502        $ 4,317
     Other comprehensive income                  (481)         (335)             (1,078)          (443)
                                              -------        ------             -------        -------
       Total comprehensive income             $(1,058)       $2,003             $   424        $ 3,874
                                              =======        ======             =======        =======


     Effective January 1, 2000, the functional currency for Ford's automotive operations in Brazil was changed from the U.S. dollar to the Brazilian real in recognition of the primary currency of the environment in which Ford will operate. The lower translated value of fixed assets and inventories in the first half reduced other comprehensive income by about $350 million.

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)


10. Income (loss) Per Share of Common and Class B Stock - Basic income per share of Common and Class B Stock is calculated by dividing the income attributable to Common and Class B Stock by the average number of shares of Common and Class B Stock outstanding during the applicable period, adjusted for shares issuable under employee savings and compensation plans.

     The calculation of diluted income per share of Common and Class B Stock takes into account the effect of dilutive potential common stock, such as stock options.

     Income (loss) per share of Common and Class B Stock was as follows (in millions, except per share amounts):

                                                                   Second Quarter 2000     Second Quarter 1999
                                                                   ---------------------  ----------------------
                                                                    Income      Shares     Income      Shares
                                                                   ----------  ---------  ----------  ----------
Net income from continuing operations                                $1,513      1,205      $2,058      1,211
Preferred stock dividend requirements                                    (3)         -          (3)         -
Issuable and uncommitted ESOP shares                                      -         (9)          -         (3)
                                                                     ------      -----      ------      -----
Basic income and shares from continuing operations                   $1,510      1,196      $2,055      1,208

Basic income per share from continuing operations                    $ 1.26                 $ 1.70
Basic income per share from discontinued operation                     0.14                   0.23
Basic loss per share on spin-off of discontinued operation            (1.88)                     -
                                                                     ------                 ------
Basic income (loss) per share                                        $(0.48)                $ 1.93

Basic income and shares from continuing operations                   $1,510      1,196      $2,055      1,208
Net dilutive effect of options                                            -         26           -         29
                                                                     ------      -----      ------      -----
Diluted income and shares from continuing operations                 $1,510      1,222      $2,055      1,237

Diluted income per share from continuing operations                  $ 1.24                 $ 1.66
Diluted income per share from discontinued operation                   0.13                   0.23
Diluted loss per share on spin-off of discontinued operation          (1.84)                     -
                                                                     ------                 ------
Diluted income (loss) per share                                      $(0.47)                $ 1.89

                                                                     First Half 2000         First Half 1999
                                                                   ---------------------  ----------------------
                                                                    Income      Shares     Income      Shares
                                                                   ----------  ---------  ----------  ----------
Net income from continuing operations                                $3,445      1,206      $3,832      1,211
Preferred stock dividend requirements                                    (7)         -          (7)         -
Issuable and uncommitted ESOP shares                                      -         (8)          -         (4)
                                                                     ------      -----      ------      -----
Basic income and shares from continuing operations                   $3,438      1,198      $3,825      1,207

Basic income per share from continuing operations                    $ 2.87                 $ 3.17
Basic income per share from discontinued operation                     0.26                   0.40
Basic loss per share on spin-off of discontinued operation            (1.88)                     -
                                                                     ------                 ------
Basic income per share                                               $ 1.25                 $ 3.57

Basic income and shares from continuing operations                   $3,438      1,198      $3,825      1,207
Net dilutive effect of options                                            -         25           -         30
                                                                     ------      -----      ------      -----
Diluted income and shares from continuing operations                 $3,438      1,223      $3,825      1,237

Diluted income per share from continuing operations                  $ 2.81                 $ 3.09
Diluted income per share from discontinued operation                   0.25                   0.39
Diluted loss per share on spin-off of discontinued operation          (1.84)                     -
                                                                     ------                 ------
Diluted income per share                                             $ 1.22                 $ 3.48

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

     11. Segment Information - Ford's business is divided into two business sectors - Automotive and Financial Services (including Ford Credit and Hertz); detail is summarized as follows (in millions):

                                               Financial Services Sector
                                            ---------------------------------
           Second                  Auto        Ford                  Other      Elims/
           Quarter                Sector      Credit      Hertz    Fin Svcs      Other        Total
                                ----------- ----------- ---------- ----------  ----------  ------------
2000
----
Revenues
  External customer             $ 37,366    $  5,778     $ 1,271    $   84     $    20     $ 44,519
  Intersegment                     1,338          41           7        62      (1,448)           -
                                --------    --------     -------    ------     -------     --------
    Total Revenues              $ 38,704    $  5,819     $ 1,278    $  146     $(1,428)    $ 44,519
                                ========    ========     =======    ======     =======     ========
Net income from continuing
  operations                    $  1,052    $    388     $   104    $  (18)    $   (13)    $  1,513

1999
----
Revenues
  External customer             $ 35,546    $  4,961     $ 1,162    $  247     $    (9)    $ 41,907
  Intersegment                     1,398          58           8        46      (1,510)           -
                                --------    --------     -------    ------     -------     --------
    Total Revenues              $ 36,944    $  5,019     $ 1,170    $  293     $(1,519)    $ 41,907
                                ========    ========     =======    ======     =======     ========
Net income from continuing
  operations                    $  1,651    $    335     $    88    $    2     $   (18)    $  2,058

                                               Financial Services Sector
                                            ---------------------------------
           First                   Auto        Ford                  Other      Elims/
           Half                   Sector      Credit     Hertz     Fin Svcs      Other       Total
                                ----------- ---------------------- ----------  ---------- -------------
2000
----
Revenues
  External customer             $ 73,541    $ 11,269    $ 2,402     $  182     $    19    $ 87,413
  Intersegment                     2,496          80         15        104      (2,695)          -
                                --------    --------    -------     ------     -------    --------
    Total Revenues              $ 76,037    $ 11,349    $ 2,417     $  286     $(2,676)   $ 87,413
                                ========    ========    =======     ======     =======    ========
Net income from continuing
  operations                    $  2,604    $    741    $   160     $  (29)    $   (31)   $  3,445

Total assets                    $104,363    $167,821    $11,451     $8,002     $(7,057)   $284,580

1999
----
Revenues
  External customer             $ 67,143    $  9,824    $ 2,189     $  303     $    (3)   $ 79,456
  Intersegment                     2,467         115         16         93      (2,691)          -
                                --------    --------    -------     ------     -------    --------
    Total Revenues              $ 69,610    $  9,939    $ 2,205     $  396     $(2,694)   $ 79,456
                                ========    ========    =======     ======     ========   ========
Net income from continuing
  operations                    $  3,097    $    635    $   137     $  (10)    $   (27)   $  3,832

Total assets a/                 $ 96,843    $147,996    $10,123     $7,684     $(6,481)   $256,165
        - - - - -


     a/ Net assets of discontinued operation of $1,938 as of June 30, 1999 is included in Auto Sector total assets.

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

[PricewaterhouseCoopers LLP letterhead]


                        Report of Independent Accountants




To the Board of Directors and Stockholders
Ford Motor Company

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of June 30, 2000, and the related consolidated statement of income for each of the three-month and six-month periods ended June 30, 2000 and 1999 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 24, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/PricewaterhouseCoopers LLP
Detroit, Michigan
July 18, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------

     In addition to specific explanations discussed below, comparisons between Ford's 2000 and 1999 second quarter and first half results are influenced by two important events:

o On June 28, 2000, Ford distributed 130 million shares of Visteon, which represented its 100% ownership interest, by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock. Throughout this discussion, Visteon is reflected as a discontinued operation. Visteon's results and financial condition have been excluded from all amounts except total net income and total earnings per share.

o On March 31, 1999, we purchased AB Volvo's worldwide passenger car business ("Volvo Car"). Volvo Car's results and financial condition have been included in our financial statements on a consolidated basis since the second quarter of 1999.

SECOND QUARTER RESULTS OF OPERATIONS

     Our worldwide results were a net loss of $577 million in the second quarter of 2000, or $(0.47) per diluted share of Common and Class B Stock. This compares with second quarter earnings in 1999 of $2,338 million, or $1.89 per diluted share (second quarter 1999 earnings included a one-time inventory-related profit reduction of $146 million for Volvo Car). Second quarter 2000 earnings include a one-time, non-cash charge of $2,252 million resulting from the spin-off of Visteon and charges of $1,019 million for asset impairment and restructuring costs related to our Ford brand operations in Europe. As supplemental information, excluding these one-time charges, our earnings in the second quarter would have been $2,694 million, or $2.20 per diluted share. Worldwide sales revenue was $44.5 billion in the second quarter of 2000, up $2.6 billion from a year ago. Unit sales of cars and trucks were 1,991,000, up 63,000 units.

     Results by business sector for the second quarter of 2000 and 1999 are shown below (in millions).

                                                            Second Quarter
                                                            Net Income/(Loss)
                                                 --------------------------------------
                                                                              2000
                                                                              O/(U)
                                                    2000          1999         1999
                                                 ------------  -----------  -----------
     Automotive Sector                             $1,052        $1,651      $  (599)
     Financial Services Sector                        461           407           54
                                                   ------        ------      --------
      Total continuing operations                   1,513         2,058         (545)

     Net income from discontinued operation           162           280         (118)
     Loss on spin-off of discontinued operation    (2,252)            -       (2,252)
                                                   ------        ------      -------

      Total Company                                $ (577)       $2,338      $(2,915)
                                                   ======        ======      =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

Automotive Sector
-----------------

     Worldwide earnings for our Automotive sector were $1,052 million in the second quarter of 2000, on sales of $37.4 billion. Earnings in the second quarter of 1999 were $1,651 million, on sales of $35.5 billion.

     Details of second quarter Automotive sector earnings from continuing operations are shown below (in millions).


                                                                         Second Quarter
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            2000
                                                                                           O/(U)
                                                                 2000          1999         1999
                                                              ------------  -----------  -----------
                  North American Automotive                      $1,843        $1,698        $ 145

                  Automotive outside North America
                  - Europe                                         (863)           81         (944)
                  - South America                                   (63)         (117)          54
                  - Rest of World                                   135           (11)         146
                                                                 ------        ------       ------
                      Total Automotive outside North America       (791)          (47)        (744)
                                                                 ------        ------       ------
                      Total Automotive Sector                    $1,052        $1,651       $ (599)
                                                                 ======        ======       ======

     Automotive sector earnings in North America were $1,843 million in the second quarter of 2000, on sales of $27.7 billion. In the second quarter of 1999, earnings were $1,698 million, on sales of $25.5 billion. The increase in earnings reflects primarily increased volume and higher net revenue. The after-tax return on sales for our Automotive sector in North America was 6.7% in the second quarter of 2000, unchanged from a year ago.

     In the second quarter of 2000, 4.9 million new cars and trucks were sold in the United States, up from 4.7 million units a year ago. Our share of those unit sales was 24.9% in the second quarter of 2000, up 2/10 of a percentage point from a year ago. The improvement in market share reflects primarily strong market acceptance of our brands.

     Our Automotive sector losses in Europe were $863 million in the second quarter of 2000, compared with earnings of $81 million a year ago (second quarter 1999 European earnings included a one-time inventory-related profit reduction of $125 million for Volvo Car). As an additional step toward our goal to improve results outside the U.S., Ford performed an extensive business review of the Ford brand operations in Europe in the second quarter of 2000. The review was performed to address the Company's performance in the competitive and regulatory environment in Europe and its concern regarding overcapacity. The review included an assessment of operating costs and Ford brand manufacturing requirements in Europe. As a result if this review, we recorded an after-tax charge of $1,019 million in the second quarter of 2000. This charge included $715 million for asset impairments and $304 million for restructuring costs. The restructuring charge included employee separation costs of $277 million and other exit-related costs of $27 million. Employee separation includes a workforce reduction of about 3,300 employees (2,900 hourly and 400 salaried) related to the planned cessation of vehicle production at the Dagenham (U.K.) Body and Assembly Plant, which will occur in two phases (in the third quarter 2000 and by first quarter 2002). Excluding this charge, our European results, as a whole, would have been a profit of $156 million.

     In the second quarter of 2000, 4.8 million new cars and trucks were sold in our nineteen primary European markets, down 25,000 units from a year ago. Our share of those unit sales was 9.6% in the second quarter of 2000, down 1.4 percentage points from a year ago, reflecting a decrease in demand for Ford branded vehicles.

     Our Automotive sector results in South America were a loss of $63 million in the second quarter of 2000, compared with a loss of $117 million a year ago. The improvement reflects primarily improved vehicle margins resulting from cost reductions, product mix, and improved pricing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

     In the second quarter of 2000, approximately 350,000 new cars and trucks were sold in Brazil, compared with 336,000 a year ago. Our share of those unit sales was 9.3% in the second quarter of 2000, down 1.1 percentage points from a year ago. The decline in market share reflects primarily aggressive marketing actions by competitors.

     Automotive sector earnings outside North America, Europe and South America ("Rest of World") were $135 million in the second quarter of 2000, compared with losses of $11 million in the second quarter of 1999. The improvement in earnings reflects primarily improved results at Mazda and other Asia Pacific operations.

Financial Services Sector
-------------------------

     Earnings of our Financial Services sector consist primarily of two segments, Ford Credit and Hertz. Details of second quarter Financial Services sector earnings are shown below (in millions).

                                                                         Second Quarter
                                                                        Net Income/(Loss)
                                                              --------------------------------------
                                                                                            2000
                                                                                           O/(U)
                                                                 2000          1999         1999
                                                              -----------   -----------  -----------
                  Ford Credit                                    $388           $335          $53
                  Hertz                                           104             88           16
                  Minority Interests, Eliminations,
                   and Other                                      (31)           (16)         (15)
                                                                 ----           ----          ---
                     Total Financial Services Sector             $461           $407          $54
                                                                 ====           ====          ===
                  Memo: Ford's share of earnings in Hertz        $ 84           $ 71          $13

     Ford Credit's consolidated net income in the second quarter of 2000 was $388 million, up $53 million or 16% from 1999. Compared with 1999, the increase in earnings reflects primarily improved net financing margins and a higher level of receivables, offset partially by higher operating costs, including employee separation programs associated with the restructuring of North American operations.

     Earnings at Hertz in the second quarter of 2000 were $104 million (of which $84 million was Ford's share), compared with earnings of $88 million (of which $71 million was Ford's share) a year ago. The increase in earnings reflects primarily strong volume performance in the worldwide car rental market.

Discontinued Operation - Visteon
--------------------------------

     Visteon's second quarter 2000 earnings were $162 million, compared with $280 million in the same period a year ago. The decrease in earnings reflects primarily a one-time price realignment of 5 percent with respect to products sold to Ford that resulted from a joint Ford-Visteon competitive pricing study.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

FIRST HALF RESULTS OF OPERATIONS

     Results of our operations by major business sector for the first half of 2000 and 1999 are shown below (in millions).

                                                                             First Half
                                                                          Net Income/(Loss)
                                                                --------------------------------------
                                                                                             2000
                                                                                             O/(U)
                                                                   2000         1999         1999
                                                                ------------ ------------ ------------
                 Automotive Sector                               $ 2,604      $ 3,097     $   (493)
                 Financial Services Sector                           841          735          106
                                                                 -------      -------     --------

                    Total continuing operations                  $ 3,445      $ 3,832     $   (387)

                 Net income from discontinued operation              309          485         (176)
                 Loss on spin-off of discontinued operation       (2,252)           -       (2,252)
                                                                 -------      -------     --------

                 Total Company                                   $ 1,502      $ 4,317     $ (2,815)
                                                                 =======      =======     ========





     Our worldwide net income in the first half of 2000 was $1,502 million, compared with first half 1999 net income of $4,317 million. First half 2000 earnings include the one-time charges of $3.3 billion included in our second quarter discussion.

     Worldwide sales and revenues in the first half of 2000 were $87.4 billion, up $8.0 billion from a year ago. Vehicle unit sales of cars and trucks were 3,902,000, up 199,000 units.

Automotive Sector
-----------------

     Worldwide earnings for our Automotive sector were $2,604 million in the first half of 2000 on sales of $73.5 billion. Earnings in the first half of 1999 were $3,097 million on sales of $67.1 billion. First half 2000 results include the one-time European charges of $1,019 million included in our second quarter discussion. Adjusted for constant volume and mix, total automotive costs were down $100 million compared with the first half of 1999.

     Automotive sector earnings in the first half of 2000 and 1999 are shown below (in millions).

                                                                  First Half
                                                               Net Income/(Loss)
                                                    ----------------------------------------
                                                                                    2000
                                                                                   O/(U)
                                                       2000           1999          1999
                                                    ------------   -----------   -----------
                  North American Automotive           $3,510         $3,077       $  433

                  Automotive Outside North America
                  - Europe                              (866)           236       (1,102)
                  - South America                       (145)          (258)         113
                  - Rest of World                        105             42           63
                                                      ------         ------       ------
                   Total Automotive Outside
                    North America                       (906)            20         (926)
                                                      ------         ------       ------

                     Total Automotive Sector          $2,604         $3,097       $ (493)
                                                      ======         ======       ======


     Automotive sector earnings in North America were $3,510 million in the first half of 2000, up $433 million from the first half of 1999. The increase reflects primarily higher net revenue and increased volume. The North American Automotive after-tax return on sales was 6.4% in the first half of 2000, up 2/10 of a percentage point from a year ago.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

In the first half of 2000, 9.4 million new cars and trucks were sold in the United States, up from 8.8 million units a year ago. Our share of those unit sales was 24.4% in the first half of 2000, down 3/10 of a percentage point from a year ago. The decline in market share reflects primarily strong industry demand and capacity limitations.

     Automotive sector losses in Europe in the first half of 2000 were $866 million, compared to earnings of $236 million in the first half of 1999. The deterioration reflects primarily the one-time after-tax charges of $1,019 million after tax in the second quarter of 2000, which is included in our second quarter discussion.

     In the first half of 2000, 9.9 million new cars and trucks were sold in our nineteen primary European markets, up 177,000 units from a year ago. Our share of those unit sales was 9.6% in the first half of 2000, down 6/10 of a percentage point from a year ago. Our market share decrease reflects increasing competitive activity impacting Fiesta and Mondeo models and limited Transit availability after the new model introduction at the end of March.

     Automotive sector results in South America were a loss of $145 million in the first half of 2000, compared with a loss of $258 million in the first half a year ago. The improvement reflects primarily improved vehicle margins resulting from cost reductions, product mix, and improved pricing. In the first half of 2000, 660,000 new cars and trucks were sold in Brazil, compared with 612,000 a year ago. Our share of those unit sales was 9.4% in the first half of 2000, down 3/10 of a percentage point from a year ago.

     Automotive sector earnings outside North America, Europe and South America ("Rest of World") were $105 million in the first half of 2000, compared with $42 million in the first half of 1999.


Financial Services Sector
-------------------------

     Higher earnings at Ford Credit and Hertz in the first half of 2000, compared with the first half of 1999, reflect primarily the same factors as those described in the discussion of second quarter results of operations. Details of Financial Services sector earnings in the first half of 2000 and 1999 are shown below (in millions).

                                                                          First Half
                                                                       Net Income/(Loss)
                                                            ----------------------------------------
                                                                                           2000
                                                                                           O/(U)
                                                               2000          1999          1999
                                                            ------------  ------------  ------------
              Ford Credit                                      $741           $635          $106
              Hertz                                             160            137            23
              Minority interests, Eliminations,
               and Other                                        (60)           (37)          (23)
                                                               ----           ----          ----
                 Total Financial Services Sector               $841           $735          $106
                                                               ====           ====          ====
              Memo:  Ford's share of earnings in Hertz         $130           $111          $ 19


Discontinued Operation - Visteon
--------------------------------

     Visteon's first half 2000 earnings were $309 million, compared with $485 million in the same period a year ago. The decrease in earnings reflects primarily the one-time price realignment of 5 percent with respect to products sold to Ford that resulted from a joint Ford-Visteon competitive pricing study.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

     At June 30, 2000, our Automotive sector had $25.6 billion of cash and marketable securities, up $3.8 billion from December 31, 1999. The increase in cash reflects primarily cash flow from operations. Automotive capital expenditures totaled $3.0 billion in the first half of 2000, up $243 million from the same period a year ago. During the first half of 2000, the Company paid quarterly cash dividends on its Common Stock, Class B Stock, and Preferred Stock totaling $1,213 million. In addition, the Company paid $365 million in cash dividends related to the Visteon spin-off.

     At June 30, 2000, our Automotive sector had total debt of $10.8 billion, compared with $11.7 billion at December 31, 1999. Automotive debt at June 30, 2000 was 31% of total capital (the sum of our stockholders' equity and Automotive debt), up one percentage point from December 31, 1999.

     At July 1, 2000, Ford had long-term contractually committed global credit agreements under which $8.4 billion is available from various banks; 87% are available through June 30, 2005. The entire $8.4 billion may be used, at our option, by any affiliate of Ford; however, any borrowing by an affiliate under these agreements will be guaranteed by Ford. We also have the ability to transfer on a non-guaranteed basis $8.1 billion of such credit lines in varying portions to Ford Credit and FCE Bank plc. In addition, at July 1, 2000, $226 million of contractually committed credit facilities were available to various Automotive sector affiliates outside the U.S. Approximately $61 million of these facilities were in use at July 1, 2000.


Financial Services Sector
-------------------------

     At June 30, 2000, our Financial Services sector had cash and cash equivalents of $1.7 billion, up $87 million from December 31, 1999. Finance receivables and net investments in operating leases were $167.6 billion at June 30, 2000, up from $155.8 billion at December 31, 1999.

     Total debt was $149.1 billion at June 30, 2000, up $9.1 billion from December 31, 1999. This includes outstanding commercial paper at June 30, 2000 of $37.3 billion at Ford Credit, and $2.3 billion at Hertz, with an average remaining maturity of 27 days and 15 days, respectively.

     At July 1, 2000, Financial Services sector had a total of $27.3 billion of contractually committed support facilities (excluding the $8.1 billion available under Ford's global credit agreements). Of these facilities, $23.7 billion are contractually committed global credit agreements under which $19.1 billion and $4.6 billion are available to Ford Credit and FCE Bank plc, respectively, from various banks; 55% and 65%, respectively, of such facilities are available through June 30, 2005. The entire $19.1 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.6 billion may be used, at FCE Bank plc's option, by any subsidiary of FCE Bank plc. Any borrowings of such subsidiaries under these agreements will be guaranteed by Ford Credit or FCE Bank plc, as the case may be. At July 1, 2000, $237 million of the Ford Credit global facilities were in use and $279 million of the FCE Bank plc global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services sector support facilities at July 1, 2000 consisted of $2.7 billion of contractually committed support facilities available to Hertz in the U.S. and $800 million of contractually committed support facilities available to various affiliates outside the U.S.; at July 1, 2000, approximately $600 million of these facilities were in use. Furthermore, banks provide $1,425 million of liquidity facilities to support the asset-backed commercial paper program of a Ford Credit sponsored special purpose entity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

VALUE ENHANCEMENT PLAN

     In  April,   2000,   our  Board  of  Directors   approved  in  principle  a
recapitalization of the Company, known as the Value Enhancement Plan. The recapitalization will be effected through the merger of Ford Value Corporation, a wholly owned subsidiary of the Company, with and into the Company pursuant to a Recapitalization Agreement and Plan of Merger, dated as of June 27, 2000 (the "Agreement"). On June 27, 2000, our Board of Directors approved the Agreement. The recapitalization is subject to shareholder approval; shareholders of record on June 27, 2000 are eligible to vote on the recapitalization at a special meeting of shareholders scheduled for August 2, 2000.

     In the recapitalization, holders of the Company's Common and Class B stock will exchange each share of Common or Class B stock for one share of a new class of Common or Class B stock (depending on the class owned before the recapitalization) and, at the holders' option, one of the following: (1) $20 in cash, subject to adjustment, (2) approximately 0.748 shares of a new class of common stock with a value of $20, calculated as provided in the Agreement, or
(3) a combination of cash and a new class of common stock, with an aggregate value of $20, also calculated as provided in the Agreement, with the relative cash and stock portions determined pursuant to a formula intended to result in a shareholder maintaining approximately 99% of his or her percentage ownership interest in the Company. The total cash distributed in the recapitalization will be limited to $10 billion.


LAND ROVER

     On June 30, 2000, we purchased the Land Rover business from the BMW Group for a purchase price of approximately three billion euros. Approximately two-thirds of the purchase price (equivalent to $1.9 billion at June 30, 2000) was paid at the time of closing. The remainder will be paid in 2005. The acquisition involves the entire Land Rover line of products, and related assembly and engineering facilities. It does not include Rover's passenger car business or financial services business.

     The acquisition will be accounted for as a purchase. The assets purchased, liabilities assumed and the results of operations of Land Rover will be included in our financial statements on a consolidated basis beginning in the third quarter of 2000. We expect the Land Rover acquisition to be accretive to earnings in 2002, but have a negative impact on earnings in the near-term. We expect the impact of the Land Rover acquisition on earnings to be adverse by approximately 10-15 cents per share in the second half of 2000, plus there is the potential for an inventory-related profit reduction in the third quarter of 2000.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000 (retroactive to January 1, 2000) and is awaiting interpretive guidance, not yet issued by the SEC, to complete its assessment of the impact SAB 101 may have on the Company's financial statements.

OTHER FINANCIAL INFORMATION

     PricewaterhouseCoopers LLP, our independent public accountants, performed a limited review of the financial data presented on pages 2 through 10 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. The financial data include any material adjustments or disclosures proposed by PricewaterhouseCoopers LLP as a result of their review

                                            Part II. Other Information


Item 1.  Legal Proceedings
--------------------------

Class Actions
-------------

     Paint Class Actions. (Previously discussed on page 24 of Ford's Annual Report on Form 10-K for year ended December 31, 1999 (the "10-K Report").) On May 11, 2000, the Texas Supreme Court in the Sheldon case reversed the trial court, decertified the class, and remanded the case to the trial court for further proceedings.

     Ignition Switch Class Action. (Previously discussed on page 24 of the 10-K Report.) The renewed motion for class certification in Snodgrass has been denied. Plaintiffs' motion for reconsideration is pending.

     Flat Glass Class Action. (Previously discussed on page 25 of the 10-K Report.) In connection with the spin-off by Ford to its stockholders of Ford's ownership interest in Visteon Corporation ("Visteon"), as between Ford and Visteon, Visteon has agreed to assume responsibility for the defense of, and any prospective liability that may result from, these lawsuits.

     Seat Back Class Actions. (Previously discussed on page 27 of the 10-K Report and on page 17 of Ford's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the "First Quarter 10-Q Report").) The New Jersey Supreme Court has refused to review the denial of our motion to dismiss in that state. However, the trial courts in Maryland and New York have each granted our motions to dismiss. Plaintiffs have filed appeals in both cases.

     Head Gasket Class Action. (Previously discussed on page 27 of the 10-K Report) The Illinois case has been remanded to state court. A third purported class action has been filed in Indiana. Plaintiffs in the Indiana case allege that the 3.8 liter engine in the 1996 Windstar was identical to the engines used in vehicles covered by the Owner Notification Program ("ONP") that extended warranty coverage on 1994-1995 vehicles with the 3.8 liter engine to 5 years or 60,000 miles. The action essentially challenges the Company's failure to include 1996 Windstars in the ONP.

     Late Charges Class Action. (Previously discussed on page 28 of the 10-K Report) As previously reported, a California trial court certified a nationwide class action on behalf of persons alleging that Ford Credit lease contract late fees are excessive. The California Supreme Court recently declined to review the trial court's certification order, and trial is expected to commence in 2001.

     Wartime Labor. (Previously discussed on page 28 of the 10-K Report and on page 17 the First Quarter 10-Q Report.) On July 17, 2000, the U.S., Germany and other countries signed agreements establishing a DM10 billion Foundation to provide humanitarian assistance to victims of the WWII Nazi forced labor program and other wrongdoing. Separately, the U.S. and Germany signed an Executive Agreement pursuant to which the U.S. will seek the dismissal of any lawsuits against German companies and their affiliates for wrongs arising out of WWII and the Nazi era. It is anticipated that the Agreement will result in the dismissal of all class action litigation against Ford and Ford Germany, relating to the use of civilian forced labor at the Cologne plant during WWII.

     5.4 Liter Engine Class Action. A purported class action was filed in April 2000 in New Jersey alleging that Ford fraudulently sold F-Series trucks with defective 5.4 liter engines. Plaintiffs allege that the engines "knocked," and that customers who complained were offered remanufactured engines instead of new engines. The complaint also contains an allegation of odor emitting from the defroster or air conditioner. The complaint seeks treble damages, rescission, refund, attorney fees and other relief. Ford recently removed the case to federal court and filed a motion to dismiss.

-------------------------------------

     Throttle Body Assemblies Class Action. A purported nationwide class action has been filed in Ohio on behalf of all persons who own or lease 1999 Mercury Villagers. The complaint alleges that the vehicle has a defective throttle body assembly that causes the gas pedal to intermittently lock. The Complaint alleges breach of warranty, negligence, and violation of consumer protection statutes. Plaintiffs seek an order requiring Ford to recall the vehicles. They also seek unspecified compensatory damages, treble damages, attorneys fees, and costs. Ford recently removed the case to federal court.

     Bankruptcy Discharge Class Actions. Three class actions have been filed against Ford Motor Credit Company ("Ford Credit") and PRIMUS Automotive
Financial Services, Inc. ("PRIMUS") alleging violations of the discharge provisions of the bankruptcy laws. In Pertuso v. Ford Credit, Plaintiffs allege that our policies and practices for obtaining reaffirmation agreements violate Federal law and constitute an unfair collection practice. Specifically, they allege that debtors sign and return reaffirmation agreements to Ford Credit that are never filed with the court. The case was dismissed at the trial court level and is now on appeal before the United States Sixth Circuit Court of Appeals. Molloy v. PRIMUS and DuBois v. Ford Credit are nationwide class action lawsuits. Both lawsuits allege that Ford Credit attempts to collect on discharged, non-reaffirmed debts. Such practices violate both the Bankruptcy Code and the Fair Debt Collections Practices Act. In the Molloy case, our motion to dismiss was denied and we are proceeding with discovery. The DuBois case was recently filed and we are preparing an answer.



Other Matters
-------------

     Red Carpet Lease Terminations. (Previously discussed on page 29 of the 10-K Report) As previously reported, numerous states have been investigating Ford Credit's early lease termination charges, and the alleged improper failure to itemize those charges. We have reached a settlement with the State of California at an estimated cost of approximately $200,000. In order to preclude future private claims of this nature, we have agreed that the State of California will file a class action complaint relating to this matter. Ford Credit will then agree to the entry of a judgment in that case that incorporates the settlement terms. With respect to the 39 other states that are investigating similar issues, the Florida Attorney General's Office continues to coordinate negotiations, and we are optimistic that a similar favorable resolution will soon be reached.

     Rouge Powerhouse Insurance Litigation. (Previously discussed on page 17 of the First Quarter 10-Q Report.) In early June 2000, Ford filed an action in state court against Factory Mutual Insurance Company and a number of other Ford property insurance carriers for breach of contract under property insurance policies for failure to pay claims in respect of losses incurred by Ford related to the February 1, 1999 Rouge Powerhouse explosion. As reported earlier, insurers of Rouge Steel Company (including Factory Mutual) had previously filed two subrogation actions against the Company. One of these subrogation actions is still pending in state court. The other subrogation action, which Factory Mutual filed in federal court and dismissed without prejudice, has been re-filed as a counterclaim in the Company's coverage action against Factory Mutual in state court. Factory Mutual's subrogation counterclaim seeks recovery in excess of $134 million. Additionally, several insurers of a supplier to Rouge Steel Company (Cleveland Cliffs, Inc.) have filed a subrogation action against Ford seeking recovery of an undisclosed amount.

Item 4.  Submission of Matters to a Vote of the Security-Holders
----------------------------------------------------------------

     On May 11, 2000, the 2000 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:


                                                            Number of Votes
                                            ------------------------------------------------------
Nominee                                     For                                   Not For

Michael D. Dingman                          1,702,861,259                               16,357,379
Edsel B. Ford II                            1,699,213,331                               20,005,307
William C. Ford                             1,698,416,603                               20,802,035
William C. Ford, Jr.                        1,705,522,920                               13,695,718
Irvine O. Hockaday, Jr.                     1,705,434,359                               13,784,279
Marie-Josee Kravis                          1,704,214,815                               15,003,823
Ellen R. Marram                             1,705,190,798                               14,027,840
Jacques A. Nasser                           1,597,440,299                              121,778,339
Homer A. Neal                               1,704,246,638                               14,972,000
Jorma J. Ollila                             1,705,527,483                               13,691,155
Carl E. Reichardt                           1,696,602,766                               22,615,872
Robert E. Rubin                             1,700,277,250                               18,941,388
John L. Thornton                            1,684,084,262                               35,134,376

There were no broker non-votes with respect to the election of directors.


     Proposal 2 Ratification of Selection of Independent Public Accountants. A proposal to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants to audit the books of account and other corporate records of the Company for 2000 was adopted, with 1,707,603,689 votes cast for, 5,508,376 votes cast against, 6,106,573 votes abstained and 144,219,129 broker non-votes.

     Proposal 3 Relating to Prior Governmental Affiliation of Officers, Directors, and Consultants. A proposal relating to requiring the Company to disclose the prior governmental affiliation of officers, directors, and consultants was rejected, with 1,501,156,349 votes cast against, 32,914,404 votes cast for, 40,928,756 votes abstained and 144,219,129 broker non-votes.

     Proposal 4 Relating to Independence of Directors on Key Board Committees. A proposal relating to the independence of directors on key committees of the Company's Board of Directors was rejected, with 1,307,167,173 votes cast against, 244,253,034 votes cast for, 23,579,302 votes abstained and 144,219,129 broker non-votes.

     Proposal 5 Relating to an Amendment to the Company's Certificate of Incorporation to Restrict By-Law Amendments. A proposal relating to a proposed amendment to the Company's Certificate of Incorporation to restrict By-Law amendments was rejected, with 1,484,926,885 votes cast against, 57,110,971 votes cast for, 32,961,653 votes abstained and 144,219,129 broker non-votes.

     Proposal 6 Relating to a Proposed Study to Add Ford Employee(s) to the Board of Directors. A proposal relating to a proposed study to add Ford employee(s) to the Board of Directors was rejected, with 1,490,827,676 votes cast against, 59,130,006 votes cast for, 25,041,827 votes abstained and 144,219,129 broker non-votes.

     Proposal 7 Relating to Stockholder Approval of Stock Buyback Programs. A proposal relating to stockholder approval of stock buyback programs was rejected, with 1,513,855,450 votes cast against, 38,818,854 votes cast for, 22,325,205 votes abstained and 144,219,129 broker non-votes.

                                                                                                Supplemental Schedule



                                                Ford Motor Company

                                   CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                                   ---------------------------------------------
                                                   (in millions)



Ford Capital B.V.
                                                             June 30,                 December 31,
                                                               2000                       1999
                                                           ----------------           --------------
                                                            (unaudited)

Current assets                                                $  694                     $  579
Noncurrent assets                                              2,240                      2,372
                                                              ------                     ------
  Total assets                                                $2,934                     $2,951
                                                              ======                     ======

Current liabilities                                           $1,389                     $1,088
Noncurrent liabilities                                         1,269                      1,680
Minority interests in net
 assets of subsidiaries                                            1                          2
Stockholder's equity                                             275                        181
                                                              ------                     ------
  Total liabilities and
   stockholder's equity                                       $2,934                     $2,951
                                                              ======                     ======



                                                           Second Quarter               First Half
                                                        ---------------------      ----------------------
                                                         2000         1999          2000         1999
                                                        --------    ---------      --------    ---------
                                                            (unaudited)                 (unaudited)
Sales and other revenue                                  $646        $699         $1,216       $1,382
Operating income                                           44          47            106          131
Income before income taxes                                 38          35             89          104
Net income/(loss)                                          26          20             44           61




Ford Capital B.V., a wholly owned subsidiary of Ford Motor Company, was established primarily for the purpose of raising funds through the issuance of commercial paper and debt securities. Ford Capital B.V. holds shares of the capital stock of Ford Nederland B.V., Ford Motor Company (Belgium) N.V., Ford Motor Company A/S (Denmark), Ford Poland S.A., Ford Distribution Sp. z.o.o., Ltd, and Oyj Ford Abp (Finland). Ford Capital B.V. also has an investment in Detroit Downtown Properties, Inc. Substantially all of the assets of Ford Capital B.V., other than its ownership interests in subsidiaries, represent receivables from Ford Motor Company or its consolidated subsidiaries.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits
          --------

          Please refer to the Exhibit Index on Page 24.

     (b)  Reports on Form 8-K
          -------------------

          The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 2000:

          Current Report on Form 8-K dated April 14, 2000 included information relating to major shareholder value actions to be taken by Ford, including a Value Enhancement Plan and the spin-off of Visteon Corporation.

          Current Report on Form 8-K dated April 17, 2000 included information relating to Ford's first quarter 2000 financial results.

          Current Report on Form 8-K dated May 24, 2000 included information relating to Ford's restructuring of its European operations and the signing of a definitive agreement to buy Land Rover from the BMW Group.






                                                     SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              FORD MOTOR COMPANY
                                           -------------------------

                                                 (Registrant)








Date:      July 31, 2000              By:     /s/ W. A. Swift
           -------------                      --------------------------
                                                  W. A. Swift
                                                  Vice President & Controller
                                                  (principal accounting officer)



                                  EXHIBIT INDEX
                                  -------------


  Designation                                                    Description
  -------------------------    -----------------------------------------------------------------------------------------
  Exhibit 3-B                  Ford Motor Company By Laws
                               (as amended through July 14, 2000).

  Exhibit 12                   Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to
                               Combined Fixed Charges and Preferred Stock Dividends

  Exhibit 15                   Letter of PricewaterhouseCoopers LLP, Independent Public Accountants, dated
                               July 31, 2000, relating to Financial Information.

  Exhibit 27.1                 Financial Data Schedule, Automotive Sector, for the Six Months Ended
                               June 30, 2000 (included with electronic EDGAR filing only).

  Exhibit 27.2                 Financial Data Schedule, Financial Services Sector, for the Six Months Ended
                               June 30, 2000 (included with electronic EDGAR filing only).

  Exhibit 27.3                 Financial Data Schedule, Conglomerate Totals, for the Six Months Ended June 30,
                               2000 (included with electronic EDGAR filing only).
