Form 10-Q
period 2000-09-30
FORD MOTOR CO
filed 2000-10-30
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q






(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND --- EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000 OR
                                                        ------------------


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--- ACT OF 1934 For the transition period from            to           .
                                               ----------    ----------

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
                                       ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 2000, the Registrant had outstanding 1,825,383,706
            ------------------                                     -------------
shares of Common Stock and 70,852,076 shares of Class B Stock.
                           ----------






















               Exhibit index located on sequential page number 25


                       Ford Motor Company and Subsidiaries

                                   HIGHLIGHTS
                                   ----------

                                                                 Third Quarter                          Nine Months
                                                            ----------------------------          ---------------------------
                                                               2000            1999                 2000            1999
                                                            ------------    ------------          ------------   ------------
                                                                   (unaudited)                          (unaudited)
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- North America                                                 1,104           1,050                 3,724          3,507
- Outside North America                                           550             549                 1,839          1,795
                                                            ---------       ---------             ---------      ---------
    Total                                                       1,654           1,599                 5,563          5,302
                                                            =========       =========             =========      =========

Sales and revenues (in millions)
- Automotive                                                $  32,582       $  30,645             $ 106,123      $  97,788
- Financial Services                                            7,482           6,635                21,354         18,948
                                                            ---------       ---------             ---------      ---------
    Total                                                   $  40,064       $  37,280             $ 127,477      $ 116,736
                                                            =========       =========             =========      =========

Net income (loss) (in millions)
- Automotive                                                $     391       $     535             $   2,995      $   3,632
- Financial Services                                              497             424                 1,338          1,159
                                                            ---------       ---------             ---------      ---------
   Income from continuing operations                              888             959                 4,333          4,791
- Discontinued operation (Visteon)                                  -             155                   309            640
- Loss on spin-off of Visteon                                       -               -                (2,252)             -
                                                            ---------       ---------             ---------      ---------
    Total                                                   $     888       $   1,114             $   2,390      $   5,431
                                                            =========       =========             =========      =========

Capital expenditures (in millions)
- Automotive                                                $   1,932       $   1,812             $   4,884      $   4,521
- Financial Services                                              102             150                   565            435
                                                            ---------       ---------             ---------      ---------
    Total                                                   $   2,034       $   1,962             $   5,449      $   4,956
                                                            =========       =========             =========      =========

Automotive capital expenditures as a
 percentage of sales                                              5.9%            5.9%                  4.6%           4.6%

Stockholders' equity at September 30
- Total (in millions)                                       $  18,273       $  26,961             $  18,273      $  26,961
- Annualized after-tax return on average Common
   and Class B stockholders' equity                              19.1%           17.7%                 16.9%          28.2%

Automotive net cash at September 30
 (in millions)
- Cash and marketable securities                            $  18,599       $  23,721             $  18,599      $  23,721
- Debt                                                         11,987          12,420                11,987         12,420
                                                            ---------       ---------             ---------      ---------
   Automotive net cash                                      $   6,612       $  11,301             $   6,612      $  11,301
                                                            =========       =========             =========      =========

After-tax return on sales
- North American Automotive                                       3.3%            3.9%                  5.5%           5.5%
- Total Automotive                                                1.2%            1.7%                  2.9%           3.7%

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                                    1,649           1,209                 1,354          1,210
- Number outstanding at September 30                            1,896           1,208                 1,896          1,208

Common Stock price (per share)
(adjusted to reflect Visteon spin-off
 and Value Enhancement Plan)
- High                                                      $26-5/8         $31                   $30-1/8        $35-1/8
- Low                                                        24-3/16         26-5/8                22-7/8         26-5/8

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income assuming dilution
- Automotive                                                $    0.23       $    0.44             $    2.17      $    2.94
- Financial Services                                             0.30            0.34                  0.97           0.93
                                                            ---------       ---------             ---------      ---------
   Subtotal                                                      0.53            0.78                  3.14           3.87
- Discontinued operation (Visteon)                                  -            0.12                  0.23           0.52
- Loss on spin-off of Visteon                                       -               -                 (1.64)             -
                                                            ---------       ---------             ---------      ---------
    Total                                                   $    0.53       $    0.90             $    1.73      $    4.39
                                                            =========       =========             =========      =========

Cash dividends                                              $    0.50       $    0.46             $    1.50      $    1.38



                       Ford Motor Company and Subsidiaries

                               VEHICLE UNIT SALES
                               ------------------

                For the Periods Ended September 30, 2000 and 1999
                                 (in thousands)



                                                     Third Quarter                           Nine Months
                                                 ------------------------              --------------------------
                                                  2000            1999                  2000              1999
                                                 --------        --------              --------          --------
                                                      (unaudited)                            (unaudited)
North America
United States
 Cars                                              411             376                 1,342             1,228
 Trucks                                            603             596                 2,068             2,015
                                                 -----           -----                 -----             -----
  Total United States                            1,014             972                 3,410             3,243

Canada                                              59              50                   218               188
Mexico                                              31              28                    96                76
                                                 -----           -----                 -----             -----

  Total North America                            1,104           1,050                 3,724             3,507

Europe
Britain                                            114             134                   368               396
Germany                                             66              72                   240               273
Italy                                               50              39                   157               149
Spain                                               36              38                   130               135
France                                              36              37                   119               129
Sweden                                              32              21                    90                54
Other countries                                     81              79                   331               299
                                                 -----           -----                 -----             -----

  Total Europe                                     415             420                 1,435             1,435

Other international
Brazil                                              33              35                    96                90
Australia                                           34              32                    95                96
Taiwan                                              13              13                    54                45
Argentina                                           12              16                    39                44
Japan                                                5               8                    22                25
Other countries                                     38              25                    98                60
                                                 -----           -----                 -----             -----

  Total other international                        135             129                   404               360
                                                 -----           -----                 -----             -----

Total worldwide vehicle unit sales               1,654           1,599                 5,563             5,302
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

                          Part I. Financial Information
                          -----------------------------

Item 1.  Financial Statements
-----------------------------

                       Ford Motor Company and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                For the Periods Ended September 30, 2000 and 1999
                                  (in millions)

                                                                     Third Quarter                   Nine Months
                                                               --------------------------     ---------------------------
                                                                 2000            1999            2000            1999
                                                               ----------     -----------     ------------     ----------
                                                                      (unaudited)                    (unaudited)
AUTOMOTIVE
Sales                                                          $32,582        $30,645         $106,123         $97,788

Costs and expenses (Note 5)
Cost of sales                                                   29,679         27,879           94,772          86,412
Selling, administrative and other expenses                       2,338          2,029            7,061           6,102
                                                               -------        -------         --------         -------
  Total costs and expenses                                      32,017         29,908          101,833          92,514

Operating income                                                   565            737            4,290           5,274

Interest income                                                    382            354            1,139           1,039
Interest expense                                                   367            371            1,012             993
                                                               -------        -------          -------         -------
  Net interest income (expense)                                     15            (17)             127              46
Equity in net income (loss) of affiliated companies                (61)            11              (64)             33
Net revenue (expense) from transactions with
 Financial Services                                                  9            (17)              19             (62)
                                                               -------        -------          -------         -------

Income before income taxes - Automotive                            528            714            4,372           5,291

FINANCIAL SERVICES
Revenues                                                         7,482          6,635           21,354          18,948

Costs and expenses
Interest expense                                                 2,451          1,988            6,975           5,701
Depreciation                                                     2,427          2,333            7,033           6,881
Operating and other expenses                                     1,257          1,206            3,717           3,304
Provision for credit and insurance losses                          482            383            1,347           1,146
                                                               -------        -------          -------         -------
  Total costs and expenses                                       6,617          5,910           19,072          17,032
Net revenue (expense) from transactions with
  Automotive                                                        (9)            17              (19)             62
                                                               -------        -------          -------         -------

Income before income taxes - Financial Services                    856            742            2,263           1,978
                                                               -------        -------          -------         -------

TOTAL COMPANY
Income before income taxes                                       1,384          1,456            6,635           7,269
Provision for income taxes                                         449            473            2,199           2,400
                                                               -------        -------         --------         -------
Income before minority interests                                   935            983            4,436           4,869
Minority interests in net income of subsidiaries                    47             24              103              78
                                                               -------        -------         --------         -------
Income from continuing operations                                  888            959            4,333           4,791
Income from discontinued operation (Note 2)                          -            155              309             640
Loss on spin-off of discontinued operation (Note 2)                  -              -           (2,252)              -
                                                               -------        -------         --------         -------
Net income (loss)                                              $   888        $ 1,114         $  2,390         $ 5,431
                                                               =======        =======         ========         =======
Income attributable to Common and Class B Stock
  after preferred stock dividends                              $   884        $ 1,110         $  2,379         $ 5,420

Average number of shares of Common and Class B
 Stock outstanding                                               1,649          1,209            1,354           1,210

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

Basic Income (Note 9)
    Income from continuing operations                          $  0.54        $  0.79         $   3.21         $  3.96
    Net income                                                 $  0.54        $  0.92         $   1.77         $  4.49
Diluted Income (Note 9)
    Income from continuing operations                          $  0.53        $  0.78         $   3.14         $  3.87
    Net income                                                 $  0.53        $  0.90         $   1.73         $  4.39

Cash dividends                                                 $  0.50        $  0.46         $   1.50         $  1.38


The accompanying notes are part of the financial statements.



                       Ford Motor Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (in millions)
                                                                                    September 30,      December 31,
                                                                                         2000              1999
                                                                                    ---------------   ---------------
                                                                                     (unaudited)
    ASSETS
    Automotive
    Cash and cash equivalents                                                        $  3,352          $  2,793
    Marketable securities                                                              15,247            18,943
                                                                                     --------          --------
       Total cash and marketable securities                                            18,599            21,736

    Receivables                                                                         4,523             5,267
    Inventories (Note 6)                                                                8,189             5,684
    Deferred income taxes                                                               2,645             3,762
    Other current assets                                                                5,006             3,831
    Current receivable from Financial Services                                          2,052             2,304
                                                                                     --------          --------
       Total current assets                                                            41,014            42,584

    Equity in net assets of affiliated companies                                        2,863             2,539
    Net property                                                                       35,600            36,528
    Deferred income taxes                                                               3,795             2,454
    Net assets of discontinued operation (Note 2)                                           -             1,566
    Other assets                                                                       12,938            13,530
                                                                                     --------          --------
       Total Automotive assets                                                         96,210            99,201

    Financial Services
    Cash and cash equivalents                                                           2,310             1,588
    Investments in securities                                                             752               733
    Finance receivables, net                                                          121,094           113,298
    Net investment in operating leases                                                 47,321            42,471
    Other assets                                                                       10,975            11,123
    Receivable from Automotive                                                          3,623             1,835
                                                                                     --------          --------
       Total Financial Services assets                                                186,075           171,048
                                                                                     --------          --------

       Total assets                                                                  $282,285          $270,249
                                                                                     ========          ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    Automotive
    Trade payables                                                                   $ 14,465          $ 14,292
    Other payables                                                                      3,789             3,778
    Accrued liabilities                                                                22,981            18,488
    Income taxes payable                                                                  634             1,709
    Debt payable within one year                                                          731             1,338
                                                                                     --------          --------
       Total current liabilities                                                       42,600            39,605

    Long-term debt                                                                     11,256            10,398
    Other liabilities                                                                  31,987            29,283
    Deferred income taxes                                                                 303             1,223
    Payable to Financial Services                                                       3,623             1,835
                                                                                     --------          --------
       Total Automotive liabilities                                                    89,769            82,344

    Financial Services
    Payables                                                                            4,607             3,550
    Debt                                                                              149,779           139,919
    Deferred income taxes                                                               9,507             7,078
    Other liabilities and deferred income                                               7,624             6,775
    Payable to Automotive                                                               2,052             2,304
                                                                                     --------          --------
       Total Financial Services liabilities                                           173,569           159,626

    Company-obligated mandatorily redeemable preferred securities of a subsidiary trust holding solely junior subordinated debentures
     of the Company (Note 7)                                                              674               675

    Stockholders' equity
    Capital stock
     Preferred Stock, par value $1.00 per share (aggregate
      liquidation preference of $177 million)                                               *                 *
     Common Stock (par value $0.01 and $1.00 per share as of 2000 and
      1999, respectively; 1,837 and 1,151 million shares issued as of 2000
      and 1999, respectively)                                                              18             1,151
     Class B Stock, par value $0.01 and $1.00 per share as of 2000 and
      1999, respectively (71 million shares issued)                                         1                71
    Capital in excess of par value of stock                                             5,969             5,049
    Accumulated other comprehensive income                                             (3,913)           (1,856)
    ESOP loan and treasury stock                                                       (1,176)           (1,417)
    Earnings retained for use in business                                              17,374            24,606
                                                                                     --------          --------
       Total stockholders' equity                                                      18,273            27,604
                                                                                     --------          --------

       Total liabilities and stockholders' equity                                    $282,285          $270,249
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


                       Ford Motor Company and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

                For the Periods Ended September 30, 2000 and 1999
                                  (in millions)


                                                                            Nine Months 2000              Nine Months 1999
                                                                       ---------------------------    --------------------------
                                                                                       Financial                     Financial
                                                                        Automotive      Services       Automotive     Services
                                                                       -------------   -----------    -------------  -----------
                                                                              (unaudited)                    (unaudited)

Cash and cash equivalents at January 1                                  $ 2,793        $  1,588        $ 3,143       $  1,151

Cash flows from operating activities before securities trading           10,891          11,497         10,127         10,350
Net sales (purchases) of trading securities                               4,041             151         (1,248)          (148)
                                                                        -------        --------        -------       --------
   Net cash flows from operating activities                              14,932          11,648          8,879         10,202

Cash flows from investing activities
 Capital expenditures                                                    (4,884)           (565)        (4,521)          (435)
 Acquisitions of receivables and lease investments                            -         (69,257)             -        (61,657)
 Collections of receivables and lease investments                             -          41,426              -         38,358
 Net acquisitions of daily rental vehicles                                    -          (2,482)             -         (2,025)
 Purchases of securities                                                   (374)           (415)        (1,681)          (759)
 Sales and maturities of securities                                          29             412          1,385            988
 Proceeds from sales of receivables and lease investments                     -          12,502              -          9,520
 Net investing activity with Financial Services                              92               -           (430)             -
 Cash paid for acquisitions (Note 3)                                     (2,487)            (87)        (5,808)             -
 Other                                                                        -             226            314             (4)
                                                                        -------         -------        -------        --------
   Net cash used in investing activities                                 (7,624)        (18,240)       (10,741)       (16,014)

Cash flows from financing activities
 Cash dividends                                                          (2,185)              -         (1,682)            (3)
 Value Enhancement Plan payments                                         (5,440)              -              -              -
 Net purchases of Common Stock                                             (185)              -           (265)             -
 Changes in short-term debt                                                (841)         (8,140)           184         (2,210)
 Proceeds from issuance of other debt                                     1,917          31,397          1,925         26,925
 Principal payments on other debt                                          (823)        (14,896)          (156)       (18,796)
 Net debt repayments from discontinued operation                            650               -              -              -
 Net cash distribution (to) from discontinued operation                     (85)              -            291              -
 Net financing activity with Automotive                                       -             (92)             -            430
 Other                                                                       14            (409)           338            (62)
                                                                        -------         -------        -------        -------
   Net cash (used in)/provided by financing activities                   (6,978)          7,860            635          6,284

Effect of exchange rate changes on cash                                     (23)           (294)           (45)          (197)
Net transactions with Automotive/Financial Services                         252            (252)           187           (187)
                                                                        -------         -------        -------        -------

   Net increase (decrease) in cash and cash equivalents                     559             722         (1,085)            88
                                                                        -------         -------        -------       --------

Cash and cash equivalents at September 30                               $ 3,352        $  2,310        $ 2,058       $  1,239
                                                                        =======        ========        =======       ========


The accompanying notes are part of the financial statements.

Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the (i) financial statements contained in the registrant's
     Annual Report on Form 10-K (the "10-K Report") for the year ended December 31, 1999 and (ii) restated financial statements contained in the registrant's Current Report on Form 8-K filed September 18, 2000. For purposes of Notes to Financial Statements, "Ford", the "Company" or "we" means Ford Motor Company and its majority owned subsidiaries, unless the context requires otherwise. Certain amounts for prior periods were reclassified to conform with present period presentation.

2. Discontinued Operation - On June 28, 2000, we distributed 130 million shares of Visteon, which represented its 100% ownership interest, by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock. Our financial statements for and at the end of 1999 and the first and second quarters of 2000 have been restated to reflect Visteon as a "discontinued operation".

3. Purchase of Land Rover Business - On June 30, 2000, we purchased the Land Rover business from the BMW Group for approximately three billion euros. Approximately two-thirds of the purchase price (equivalent of $1.9 billion at June 30) was paid at time of closing. The remainder will be paid in 2005. The acquisition involves the entire Land Rover line of products, and related assembly and engineering facilities. It does not include Rover's passenger car business or financial services business.

     The acquisition has been accounted for as a purchase. The assets acquired, liabilities assumed and the results of operations, since the date of acquisition, are included in our financial statements on a consolidated basis.

     The purchase price for Land Rover has been allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of tangible net assets acquired is approximately $800 million and is primarily being amortized on a straight-line basis over 40 years.

     Assuming the acquisition had taken place on January 1, 2000 and 1999, unaudited pro forma revenue for Ford (Automotive) would have been approximately $108.7 billion and $101.4 billion for each of the nine month periods ended September 30, respectively. Pro forma effects on net income from continuing operations would not have been material.

4. Value Enhancement Plan - On August 7, 2000, we announced the final results of our recapitalization, known as our Value Enhancement Plan ("VEP"). Under the VEP, Ford shareholders exchanged each of their old Ford common or Class B shares for one new Ford common or Class B share, as the case may be, plus, at their election, either $20 in cash, 0.748 additional new Ford common shares, or a combination of $5.17 in cash and 0.555 additional new Ford common shares.

     In accordance with generally accepted accounting principles, prior period shares and earnings per share amounts were not adjusted. Third quarter 2000 average diluted shares of 1.678 billion were calculated based on an average of 1.222 billion shares for the period prior to the VEP and an average of
     1.929 billion shares for the period subsequent to the VEP.

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)

5. Selected Automotive Costs and Expenses are summarized as follows (in millions):

                                                Third Quarter                  Nine Months
                                            ----------------------       ------------------------
                                              2000         1999            2000          1999
                                            ---------    ---------       ----------    ----------
        Depreciation                         $734         $715            $2,146        $1,999
        Tooling Amortization                  574          641             1,776         1,773
        Pension benefits                       75          111                89           317

     Acquisition of Land Rover - Under U.S. accounting rules, we were required to write-up inventory acquired to fair value, resulting in a one-time increase to third quarter 2000 cost of sales of $162 million ($106 million after tax).

     European Charges - Following an extensive business review of the Ford brand operations in Europe, the Company recorded a pre-tax charge in Automotive cost of sales of $1,568 million in the second quarter of 2000. This charge included $1.1 billion for asset impairments and $468 million for restructuring costs. The effect on after-tax earnings was $1,019 million. As of September 30, 2000, we have spent or utilized approximately $150 million related to the restructuring charge; the remaining $318 million is expected to be incurred in the time period specified in the original plan.

     Acquisition of AB Volvo's worldwide passenger car business ("Volvo Car") - Under U.S. accounting rules, we were required to write-up inventory acquired to fair value, resulting in a one-time increase to second quarter 1999 cost of sales of $224 million ($146 million after tax).

     Dissolution of AutoEuropa Joint Venture - Effective January 1, 1999, our joint venture for the production of mini-vans with Volkswagon AG in Portugal (AutoEuropa) was dissolved, resulting in a $255 million pre-tax gain ($165 million after-tax) in the first quarter of 1999.

6.   Automotive Inventories are summarized as follows (in millions):

                                                                  September 30,      December 31,
                                                                      2000               1999
                                                                  -------------      ------------
        Raw materials, work in process and supplies                $2,768             $2,035
        Finished products                                           5,421              3,649
                                                                   ------             ------
           Total inventories                                       $8,189             $5,684
                                                                   ======             ======

        U.S. inventories                                           $2,616             $1,811

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

8. Comprehensive Income - Other comprehensive income includes foreign currency translation adjustments, minimum pension liability adjustments, and net unrealized gains and losses on investments in equity securities. Total comprehensive income is summarized as follows (in millions):

                                                 Third Quarter                       Nine Months
                                              ------------------------          -------------------------
                                               2000           1999                2000           1999
                                              ----------     ---------          ----------     ----------
     Net income                               $   888        $1,114             $ 2,390        $ 5,431
     Other comprehensive income                  (979)          267              (2,057)          (177)
                                              -------        ------             -------        -------
       Total comprehensive income             $   (91)       $1,381             $   333        $ 5,254
                                              =======        ======             =======        =======

     The reduction in other comprehensive income in 2000 primarily reflects foreign currency translation adjustments related to the strengthening of the U.S. dollar relative to European currencies.

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)


9. Income Per Share of Common and Class B Stock - Basic income per share of Common and Class B Stock is calculated by dividing the income attributable to Common and Class B Stock by the average number of shares of Common and Class B Stock outstanding during the applicable period, adjusted for shares issuable under employee savings and compensation plans. The third quarter shares outstanding reflect the issuance of new shares as a result of the Value Enhancement Plan (Note 4).

     The calculation of diluted income per share of Common and Class B Stock takes into account the effect of dilutive potential common stock, such as stock options.

     Income per share of Common and Class B Stock was as follows (in millions, except per share amounts):

                                                                    Third Quarter 2000     Third Quarter 1999
                                                                   ---------------------  ----------------------
                                                                    Income      Shares     Income      Shares
                                                                   ----------  ---------  ----------  ----------
Income from continuing operations                                    $  888      1,649      $  959      1,209
Preferred stock dividend requirements                                    (4)         -          (4)         -
Issuable and uncommitted ESOP shares                                      -         (6)          -         (3)
                                                                     ------      -----      ------      ----
Basic income and shares from continuing operations                   $  884      1,643      $  955      1,206

Basic income per share from continuing operations                    $ 0.54                 $ 0.79
Basic income per share from discontinued operation                        -                   0.13
                                                                     ------                 ------
Basic income per share                                               $ 0.54                 $ 0.92

Basic income and shares from continuing operations                   $  884      1,643      $  955      1,206
Net dilutive effect of options                                            -         35           -         25
                                                                     ------      -----      ------      -----
Diluted income and shares from continuing operations                 $  884      1,678      $  955      1,231

Diluted income per share from continuing operations                  $ 0.53                 $ 0.78
Diluted income per share from discontinued operation                      -                   0.12
                                                                     ------                 ------
Diluted income per share                                             $ 0.53                 $ 0.90


                                                                     Nine Months 2000       Nine Months 1999
                                                                   ---------------------  ----------------------
                                                                    Income      Shares     Income      Shares
                                                                   ----------  ---------  ----------  ----------
Income from continuing operations                                    $4,333      1,354      $4,791      1,210
Preferred stock dividend requirements                                   (11)         -         (11)         -
Issuable and uncommitted ESOP shares                                      -         (7)          -         (4)
                                                                     ------      -----      ------      -----
Basic income and shares from continuing operations                   $4,322      1,347      $4,780      1,206

Basic income per share from continuing operations                    $ 3.21                 $ 3.96
Basic income per share from discontinued operation                     0.23                   0.53
Basic loss per share on spin-off of discontinued operation            (1.67)                     -
                                                                     ------                 ------
Basic income per share                                               $ 1.77                 $ 4.49

Basic income and shares from continuing operations                   $4,322      1,347      $4,780      1,206
Net dilutive effect of options                                            -         28           -         29
                                                                     ------      -----      ------      -----
Diluted income and shares from continuing operations                 $4,322      1,375      $4,780      1,235

Diluted income per share from continuing operations                  $ 3.14                 $ 3.87
Diluted income per share from discontinued operation                   0.23                   0.52
Diluted loss per share on spin-off of discontinued operation          (1.64)                     -
                                                                     ------                 ------
Diluted income per share                                             $ 1.73                 $ 4.39


                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)

10.  Segment  Information - Ford's business is divided into two business sectors
     - Automotive and Financial Services (including Ford Credit and Hertz); detail is summarized as follows (in millions):

                                               Financial Services Sector
-------------------------------            ---------------------------------
        Third Quarter              Auto        Ford                  Other      Elims/
-------------------------------   Sector      Credit      Hertz    Fin Svcs      Other        Total
                               ----------- ----------- ---------- ----------  ----------  ------------
2000
Revenues
  External customer             $ 32,582    $  5,948     $ 1,424    $  103     $     7     $ 40,064
  Intersegment                       760          43           8        11        (822)           -
                                --------    --------     -------    ------     -------     --------
    Total Revenues              $ 33,342    $  5,991     $ 1,432    $  114     $  (815)    $ 40,064
                                ========    ========     =======    ======     =======     ========
Income from continuing
  operations                    $    391    $    386    $    143    $    3     $   (35)    $    888

1999
Revenues
  External customer             $ 30,645    $  5,075     $ 1,339    $  216     $     5     $ 37,280
  Intersegment                       558          57           9        43        (667)           -
                                --------    --------     -------    ------     -------     --------
    Total Revenues              $ 31,203    $  5,132     $ 1,348    $  259     $  (662)    $ 37,280
                                ========    ========     =======    ======     =======     ========
Income from continuing
  operations                    $    535    $    317     $   139    $   (5)    $   (27)    $    959


                                               Financial Services Sector
-------------------------------             ---------------------------------
         Nine Months               Auto        Ford                  Other      Elims/
-------------------------------   Sector      Credit     Hertz     Fin Svcs      Other       Total
                                ----------- --------- ------------ ----------  ---------- -------------
2000
Revenues
  External customer             $106,123    $ 17,217    $ 3,826     $  285     $    26    $127,477
  Intersegment                     3,256         123         23        115      (3,517)          -
                                --------    --------    -------     ------     -------    --------
    Total Revenues              $109,379    $ 17,340    $ 3,849     $  400     $(3,491)   $127,477
                                ========    ========    =======     ======     =======    ========
Income from continuing
  operations                    $  2,995    $  1,126    $   303     $  (26)    $   (65)   $  4,333

Total assets                    $ 99,659    $169,894    $11,191     $9,228     $(7,687)   $282,285

1999
Revenues
  External customer             $ 97,788    $ 14,899    $ 3,528     $  519     $     2    $116,736
  Intersegment                     3,025         172         25        136      (3,358)          -
                                --------    --------    -------     ------     -------    --------
    Total Revenues              $100,813    $ 15,071    $ 3,553     $  655     $(3,356)   $116,736
                                ========    ========    =======     ======     =======    ========
Income from continuing
  operations                    $  3,632    $    952    $   276     $  (15)    $   (54)   $  4,791

Total assets a/                 $100,924    $147,877    $10,159     $9,107     $(6,312)   $261,755
                - - - - -

     a/ Net assets of discontinued operation of $2,051 as of September 30, 1999 are included in Auto Sector total assets.

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

                        Report of Independent Accountants




To the Board of Directors and Stockholders
Ford Motor Company

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of September 30, 2000, and the related consolidated statement of income for each of the three-month and nine-month periods ended September 30, 2000 and 1999 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 24, 2000, except for note 2, which is as of June 28, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.





PricewaterhouseCoopers LLP
October 17, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------

     In addition to specific explanations discussed below, comparisons between Ford's 2000 and 1999 third quarter and nine months results are influenced by the following important events:

     o On August 7, 2000, we announced the final results of our recapitalization, known as our Value Enhancement Plan ("VEP"), which became effective on August 2, 2000. Under the VEP, Ford shareholders exchanged each of their old Ford common or Class B shares for one new Ford common or Class B share, as the case may be, plus, at their election, either $20 in cash, 0.748 additional new Ford common shares, or a combination of $5.17 in cash and 0.555 additional new Ford common shares. As a result of the elections made by shareholders under the VEP, the total cash elected was $5.7 billion and the total number of new Ford common and Class B shares issued and becoming outstanding was
          1.893 billion. See note 4 of the Notes to Financial Statements for a description of the effect of the VEP on earnings per share.

     o On June 30, 2000, we purchased the Land Rover business from the BMW Group. Land Rover's results and financial condition are included in our financial statements on a consolidated basis beginning in the third quarter of 2000.

     o On June 28, 2000, we distributed 130 million shares of Visteon Corporation, which represented our 100% ownership interest, by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock. Visteon has been reflected as a discontinued operation through June 30, 2000. Our third quarter 2000 results and financial
          condition   exclude   completely   Visteon's   results  and  financial
          condition.

     o On March 31, 1999, we purchased AB Volvo's worldwide passenger car business ("Volvo Car"). Volvo Car's results and financial condition have been included in our financial statements on a consolidated basis since the second quarter of 1999.

THIRD QUARTER RESULTS OF OPERATIONS

     Our worldwide net income was $888 million in the third quarter of 2000, or $0.53 per diluted share of Common and Class B Stock. In the third quarter of 1999, earnings from continuing operations were $959 million, or $0.78 per diluted share. Worldwide sales and revenues were $40.1 billion in the third quarter of 2000, up $2.8 billion from a year ago, reflecting primarily higher unit volume and the addition of Land Rover. Unit sales of cars and trucks were 1,654,000, up 55,000 units, reflecting primarily the addition of Land Rover unit sales.

     Results by business sector for the third quarter of 2000 and 1999 are shown below (in millions).

                                                                 Third Quarter
                                                                   Net Income
                                                    --------------------------------------
                                                                                   2000
                                                                                   O/(U)
                                                        2000          1999         1999
                                                    ------------  -----------  -----------
          Automotive sector                             $  391        $  535       $(144)
          Financial Services sector                        497           424          73
                                                        ------        ------       -----
          Income from continuing operations                888           959         (71)

          Income from discontinued operation                 -           155        (155)
                                                        ------        ------       -----

          Total Company net income                      $  888        $1,114       $(226)
                                                        ======        ======       =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
-------------

Automotive Sector
-----------------

     Worldwide earnings for our Automotive sector were $391 million in the third quarter of 2000, on sales of $32.6 billion. These earnings include a one-time profit reduction of $106 million related to the acquisition of Land Rover, reflecting the write-up of inventory to fair value. Excluding this profit reduction, third quarter 2000 earnings would have been $497 million. Earnings in the third quarter of 1999 were $535 million, on sales of $30.6 billion. These earnings include one-time profit reductions of $79 million and $125 million related to salaried separations and post-retirement benefits, respectively. Excluding these unusual items, third quarter 1999 earnings would have been $739 million.

     Details of third quarter Automotive sector earnings from continuing operations are shown below (in millions).

                                                                          Third Quarter
                                                                        Net Income/(Loss)
                                                                -----------------------------------
                                                                                           2000
                                                                                           O/(U)
                                                                   2000        1999        1999
                                                                -----------  ----------  ----------
               North American Automotive                          $  769        $ 867      $ (98)

               Automotive outside North America
               - Europe                                             (297)        (156)      (141)
               - South America                                       (64)         (86)        22
               - Rest of World                                       (17)          35        (52)
                                                                  ------        -----     ------
                Total Automotive outside
                 North America                                      (378)        (207)      (171)

               Post-retirement benefit adjustment                      -         (125)       125
                                                                  ------        -----      -----

                  Total Automotive sector                         $  391        $ 535      $(144)
                                                                  ======        =====      ======

     Automotive sector earnings in North America were $769 million in the third quarter of 2000, on sales of $23.4 billion. In the third quarter of 1999, earnings were $867 million, on sales of $22.4 billion. The after-tax return on sales for our North American Automotive sector was 3.3% in the third quarter of 2000, down 6/10 of a percentage point from a year ago. The decrease in earnings and returns is more than explained by the impact of the Firestone tire recall, discussed in Part II "Other Information", Item 1 "Legal Proceedings - Other Matters". The profit impact amounted to approximately $300 million ($500 million pre-tax), about one-half of which includes lost profits from a three-week production shut-down at selected plants and the other half includes primarily costs incurred in facilitating and accelerating Firestone's recall effort. Although we expect to make up in the fourth quarter the production lost in the third quarter, costs relating to Firestone's recall may continue in the fourth quarter and beyond.

     In the third quarter of 2000, approximately 4.6 million new cars and trucks were sold in the United States, up 67,000 units from a year ago. Our share of those unit sales was 22.8%, down 3/10 of a percentage point from a year ago.

     Our Automotive sector loss in Europe was $297 million in the third quarter of 2000, compared with a loss of $156 million a year ago. The deterioration reflects primarily the European share of the Land Rover one-time profit reduction ($76 million), lower pricing and increased warranty coverage in the United Kingdom, loss of production from fuel cost-related labor disruptions, and launch costs for the new Mondeo model.

     In the third quarter of 2000, approximately 4.1 million new cars and trucks were sold in our nineteen primary European markets, down 349,000 units from a year ago. Our share of those unit sales was 10.7%, unchanged from a year ago.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations(Continued)
-------------

     Our Automotive sector loss in South America was $64 million in the third quarter of 2000, compared with a loss of $86 million a year ago. The improvement reflected primarily improved revenue and cost reductions.

     In the third quarter of 2000, approximately 386,000 new cars and trucks were sold in Brazil, compared with 359,000 a year ago. Our share of those unit sales was 9.2%, up 5/10 of a percentage point from a year ago, in part reflecting new products.

     Automotive sector results outside North America, Europe, and South America ("Rest of World") were a loss of $17 million in the third quarter of 2000, compared with earnings of $35 million in the third quarter of 1999. The decline reflected primarily the effects of unfavorable exchange rates at Mazda.

Financial Services Sector
-------------------------

     Earnings of our Financial Services sector consist primarily of two segments, Ford Credit and Hertz. Details of third quarter Financial Services sector earnings are shown below (in millions).

                                                                            Third Quarter
                                                                          Net Income/(Loss)
                                                                --------------------------------------
                                                                                              2000
                                                                                             O/(U)
                                                                   2000         1999          1999
                                                                -----------   ----------   -----------
               Ford Credit                                         $386          $317         $69
               Hertz                                                143           139           4
               Minority interests, eliminations,
                and other                                           (32)          (32)          -
                                                                   ----          ----         ---

                  Total Financial Services sector                  $497          $424         $73
                                                                   ====          ====         ===

               Memo: Ford's share of earnings in Hertz             $116          $113         $ 3

     Ford Credit's consolidated net income in the third quarter of 2000 was $386 million, up $69 million or 22% from 1999. The increase in earnings reflected primarily improved net financing margins and a higher level of receivables, offset partially by higher credit losses and operating costs associated with the restructuring of North American operations.

     Earnings at Hertz in the third quarter of 2000 were $143 million (of which $116 million was Ford's share), compared with earnings of $139 million (of which $113 million was Ford's share) a year ago. The increase in earnings reflected primarily strong volume-related performance, offset partially by downward pricing pressure and higher interest costs.

FIRST NINE MONTHS RESULTS OF OPERATIONS

     Our worldwide earnings from continuing operations in the first nine months of 2000 were $4,333 million. Earnings from continuing operations in the first nine months of 1999 were $4,791 million. Worldwide sales and revenues in the first nine months of 2000 were $127.5 billion, up $10.7 billion from a year ago. Unit sales of cars and trucks were 5,563,000, up 261,000 units.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations(Continued)
-------------

     Results of our operations by business sector for the first nine months of 2000 and 1999 are shown below (in millions).

                                                                         Nine Months
                                                                      Net Income/(Loss)
                                                              -----------------------------------
                                                                                         2000
                                                                                        O/(U)
                                                                 2000        1999        1999
                                                              ----------- ----------- -----------
               Automotive sector                               $ 2,995      $3,632     $  (637)
               Financial Services sector                         1,338       1,159         179
                                                               -------      ------     -------
               Income from continuing operations                 4,333       4,791        (458)

               Income from discontinued operation                  309         640        (331)
               Loss on spin-off of discontinued operation       (2,252)          -      (2,252)
                                                               -------      ------     -------

               Total Company net income                        $ 2,390      $5,431     $(3,041)
                                                               =======      ======     =======

Automotive Sector
-----------------

     Automotive sector earnings from continuing operations in the first nine months of 2000 and 1999 are shown below (in millions).

                                                                           Nine Months
                                                                        Net Income/(Loss)
                                                               ------------------------------------
                                                                                          2000
                                                                                          O/(U)
                                                                  2000        1999        1999
                                                               ----------- ----------- ------------
               North American Automotive                        $ 4,279      $3,944     $   335

               Automotive outside North America
               - Europe                                          (1,163)         80      (1,243)
               - South America                                     (209)       (344)        135
               - Rest of World                                       88          77          11
                                                                -------      ------      ------
                Total Automotive outside
                 North America                                   (1,284)       (187)     (1,097)

               Post-retirement benefit adjustment                     -        (125)        125
                                                                -------      ------     -------

                  Total Automotive sector                       $ 2,995      $3,632     $  (637)
                                                                =======      ======     =======

     Worldwide earnings for our Automotive sector were $2,995 million in the first nine months of 2000, on sales of $106.1 billion. Earnings in the first nine months of 1999 were $3,632 million, on sales of $97.8 billion. Unusual items included in Automotive net income during these periods are shown below (in millions):

                                                                                    Nine Months
                                                                                   Gain/(Charge)
                                                                              -------------------------
                                                                                2000          1999
                                                                              ----------   ------------
          - Asset impairment and restructuring costs for
            Ford brand operations in Europe (second quarter)                   $(1,019)
          - Inventory-related profit reduction for Land Rover
            acquisition (third quarter)                                           (106)
          - Gain on sale of interest in AutoEuropa (first quarter)                            $ 165
          - Inventory-related profit reduction for Volvo acquisition
            (second quarter)                                                                   (146)
          - Employee separation costs in North America (third quarter)                          (79)
          - Post-retirement benefit adjustment (third quarter)                                 (125)
                                                                               -------        -----

             Total unusual items                                               $(1,125)       $(185)
                                                                               =======        =====

     Excluding these unusual items, Automotive net income from continuing operations in the first nine months of 2000 would have been $4,120 million, compared with $3,817 million in the same period a year ago. This improvement reflected higher net revenue and increased volume.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations(Continued)
-------------

     In the first nine months of 2000, our total Automotive costs were down $200 million compared with a year ago, adjusted for constant volume and mix. We had set a target to reduce total Automotive costs by $1 billion in 2000 (at constant volume and mix); however, we now expect cost reductions in 2000 to be in the range of $700 million to $800 million. We will not be able to overcome higher warranty costs associated with our 3.8-liter engine in the first quarter and the costs associated with the Firestone tire recall in the third quarter to achieve the original target.

     Automotive sector earnings in North America were $4,279 million in the first nine months of 2000, up $335 million from the first nine months of 1999. The increase reflects primarily higher revenue resulting from improved mix. The North American Automotive after-tax return on sales was 5.5% in the first nine months of 2000, unchanged from a year ago.

     In the first nine months of 2000, approximately 13.9 million new cars and trucks were sold in the United States, up 700,000 units from a year ago. Our share of those unit sales was 24%, unchanged from a year ago.

     Our Automotive sector loss in Europe in the first nine months of 2000 was $1,163 million, compared with earnings of $80 million in the first nine months a year ago. The decline primarily reflected the second quarter 2000 charge of $1,019 million related to asset impairment and restructuring costs for Ford brand operations.

     In the first nine months of 2000, approximately 14 million new cars and trucks were sold in our nineteen primary European markets, down 179,000 units from a year ago. Our share of those unit sales was 10.1%, down 2/10 of a percentage point from a year ago, reflecting a decrease in demand for Ford-branded vehicles.

     Our Automotive sector loss in South America was $209 million in the first nine months of 2000, compared with a loss of $344 million in the first nine months a year ago. The improvement reflected primarily improved revenue and cost reductions. In the first nine months of 2000, approximately 1,046,000 new cars and trucks were sold in Brazil, compared with 964,000 a year ago. Our share of those unit sales was 9.3%, down 1/10 of a percentage point.

Financial Services Sector
-------------------------

     Higher earnings at Ford Credit and Hertz in the first nine months of 2000, compared with the first nine months of 1999, reflected primarily the same factors as those described in the discussion of third quarter results of operations. Details of Financial Services sector earnings in the first nine months of 2000 and 1999 are shown below (in millions).

                                                                             Nine Months
                                                                          Net Income/(Loss)
                                                                  -----------------------------------
                                                                                             2000
                                                                                            O/(U)
                                                                    2000        1999         1999
                                                                  ----------  ----------  -----------
               Ford Credit                                         $1,126       $  952      $  174
               Hertz                                                  303          276          27
               Minority interests, eliminations,
                and other                                             (91)         (69)        (22)
                                                                   ------       ------      ------

                  Total Financial Services sector                  $1,338       $1,159      $  179
                                                                   ======       ======      ======

               Memo: Ford's share of earnings in Hertz             $  246       $  224      $   22


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations(Continued)
-------------

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

     At September 30, 2000, our Automotive sector had $18.6 billion of cash and marketable securities, down $3.1 billion from December 31, 1999, more than explained by the Value Enhancement Plan and the acquisition of Land Rover.

     Automotive capital expenditures totaled $4.9 billion in the first nine months of 2000, up $400 million from the first nine months of 1999.

     At September 30, 2000, our Automotive sector had total debt of $12.0 billion, compared with $11.7 billion at December 31, 1999. Automotive debt at September 30, 2000 was 40% of total capital (the sum of our stockholders' equity and Automotive debt), up 10 percentage points from December 31, 1999. The increase reflected primarily a decrease in stockholders' equity of $9.3 billion, reflecting the Value Enhancement Plan, the Visteon spin-off, and a reduction in other comprehensive income reflecting foreign currency translation adjustments related primarily to the strengthening of the U.S. dollar relative to European currencies.

Financial Services Sector
-------------------------

     At September 30, 2000, our Financial Services sector had cash and cash equivalents totaling $2.3 billion, up $722 million from December 31, 1999. Finance receivables and net investments in operating leases were $168.4 billion at September 30, 2000, up from $155.8 billion at December 31, 1999.

     Total debt was $149.8 billion at September 30, 2000, up $9.9 billion from December 31, 1999.

     Outstanding commercial paper at September 30, 2000 totaled $35 billion at Ford Credit and $2.1 billion at Hertz, with an average remaining maturity of 25 days and 16 days, respectively.

HERTZ PURCHASE

     On September 21, 2000, we announced that we propose to acquire, through a merger transaction, the 18.5% of outstanding stock of Hertz that we do not already own. The proposal is subject to approval of the Hertz board of directors, the board's favorable recommendation to Hertz shareholders and the negotiation, execution and performance of a definitive merger agreement. In the proposed merger, public shareholders of Hertz would receive $30 for each of the approximately 20 million shares of Hertz Class A Common stock they own.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board in June 1998. This Statement
establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. We will adopt SFAS 133 (as amended by SFAS 138) beginning January 1, 2001. We are in the process of completing our review to determine the impact of the new standard on income and equity. There are certain issues that still need to be resolved by the Derivative Implementation Group that may impact us. Also, since the impact is dependent on future market rates and future derivative actions prior to year-end, it is not fully determinable at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations(Continued)
-------------

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". We have examined our revenue recognition practices in light of interpretive guidance and do not expect a material impact when SAB 101 is adopted in the fourth quarter of 2000.

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

                           Part II. Other Information


Item 1.  Legal Proceedings
--------------------------

Environmental Matters
---------------------

     Rawsonville Plant. (Previously discussed on page 23 of Ford's Annual Report on Form 10-K for the year ended December 31, 1999 (the "10-K Report"). In connection with the spin-off by Ford to its stockholders of Ford's ownership interest in Visteon Corporation ("Visteon"), as between Ford and Visteon, Visteon has agreed to assume responsibility for the defense of, and any prospective liability that may result from, this enforcement matter.

     On Board Diagnostics Investigation. (Previously discussed on page 23 of the 10-K Report.) We are in the process of concluding an agreement with the California Air Resources Board ("CARB") to conduct a voluntary recall of California vehicles. No civil penalties will be imposed. The recall also will include states that have adopted California standards. The issue remains pending with the United States Environmental Protection Agency ("EPA").


Class Actions
-------------

     Hertz Minority Shareholder Fiduciary Duty Class Actions. Thirteen class actions have been filed in Delaware state court on behalf of minority shareholders of The Hertz Corporation ("Hertz") against Ford, Hertz, and the directors of Hertz, alleging that the defendants breached their fiduciary duties to the minority shareholders of Hertz by Ford proposing, on September 20, 2000, a merger transaction under which the minority shareholders would receive $30 per share for the shares of Hertz stock they own. The plaintiffs allege that the consideration offered is unfair and inadequate, was not negotiated at arms length and was designed to benefit Ford by "capping" the value of the stock, and would deny them the full value of their stock. They seek to enjoin or rescind the transaction, recover damages and profits, and an award of attorneys' fees. We expect all of these actions to be consolidated into a single court proceeding.

     Ford Credit Debt Collection Class Actions. Three class actions have been filed against Ford Credit and Primus alleging unfair debt collection practices. In Pertuso, plaintiffs allege that Ford Credit's policies and practices for obtaining reaffirmation agreements violate Federal law and constitute an unfair collection practice. This case has been dismissed at the trial court level and is now on appeal. All appellate briefing and oral argument is complete and we await a decision on the appeal from the Sixth Circuit. Molloy and Dubois are two nationwide class action lawsuits brought by the same group of plaintiff attorneys. Both cases allege that Ford Credit attempts to collect on discharged, non-reaffirmed debts in violation of the Bankruptcy Code and the Fair Debt Collection Practices Act. In Molloy, our motion to dismiss was denied and we are proceeding with discovery. The Dubois case was recently filed and we have filed a motion to dismiss.

     TFI Module Class Action. (Previously discussed on page 24 of the 10-K Report.) On October 11, the California court in the Howard case found that Ford violated California law by concealing a safety defect. The court ruled that California consumers who paid to replace distributor mounted TFI modules were entitled to restitution, that Ford would be required to recall the vehicles in the class, and that plaintiffs were entitled to attorneys' fees and expenses. The amount and method of restitution and the nature and scope of the recall will be determined in further hearings to be scheduled before a special master.

     Ignition Switch Class Action. (Previously discussed on page 24 of the 10-K Report and on page 19 of Ford's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "Second Quarter 10-Q Report").) The renewed motion for class certification in Snodgrass has been denied. We currently have no class actions pending on this issue.

Item 1.  Legal Proceedings
--------------------------
(continued)

     Retail Lessee Insurance Coverage Class Action. (Previously discussed on page 26 of the 10-K Report). A hearing on Ford's motion for summary judgment, and on Plaintiffs' motion for class certification, has been scheduled for October 27, 2000.

     Head Gasket Class Action. (Previously discussed on page 27 of the 10-K Report and on page 19 of the Second Quarter 10-Q Report.) Plaintiffs in the Illinois suit have acknowledged that the extended Owner Notification Program ("ONP") provides the relief sought in their complaint, and they now seek only attorney fees (alleging that they were responsible for the decision to extend the ONP). On October 13, 2000, our motion to dismiss the Ohio case was granted.

     3.8 Liter Engine Transmission Class Actions. (Previously discussed on page 27 of the 10-K Report and on page 17 of the First Quarter 10-Q Report.) Ford's motion to dismiss the Pennsylvania case was granted, and plaintiffs have indicated that they will appeal. The remaining cases address only the 1995 Windstar.


Other Matters
-------------

     Rouge Powerhouse Insurance Litigation. (Previously discussed on page 17 of the First Quarter 10-Q Report and on page 20 of the Second Quarter 10-Q Report.) In early June 2000, Ford filed an action in state court against Factory Mutual Insurance Company and a number of other Ford property insurance carriers for breach of contract under property insurance policies for failure to pay claims in respect of losses incurred by Ford related to the February 1, 1999 Rouge Powerhouse explosion. As reported earlier, insurers of Rouge Steel Company (including Factory Mutual) had previously filed two subrogation actions against the Company. Both of these actions have now been ordered to arbitration.
Additionally, carriers of suppliers to Rouge Steel have filed three other subrogation actions with claims totaling approximately $20 million.

     Firestone Tire Recall and Litigation. On August 9, 2000, Bridgestone/Firestone, Inc. ("Firestone") announced a recall of all Firestone ATX and ATX II tires (P235/75R15) produced in North America since 1991 and Wilderness AT tires of that same size manufactured at Firestone's Decatur, Illinois plant. Firestone estimated that about 6.5 million of the affected tires were still in service on the date the recall was announced. The recall was announced following an analysis by Ford and Firestone that identified a statistically significant incidence of tread separation occurring in the affected tires. Most of the affected tires were installed as original equipment on Ford Explorer sport utility vehicles. We estimate that sufficient tires will be available to provide for the completion of the recall by the end of November.

     Neither Ford nor Firestone has determined the root cause of the tread separation incidents. The National Highway Traffic Safety Administration ("NHTSA") is investigating this matter both to make an independent root cause assessment and to determine whether Firestone's recall should be expanded to include other Firestone tires. NHTSA has issued a "Consumer's Advisory" on an additional 1.4 million Firestone tires, which Firestone has agreed to replace as part of a customer satisfaction program.

     Four Congressional hearings were held in September before various subcommittees of the U.S. House and Senate. Ford provided the Congressional staffs with voluminous documentation and testified at the hearings, along with representatives of Firestone, NHTSA and consumer groups. Following the hearings, Congress passed legislation (discussed below under "Government Standards") that will significantly expand NHTSA's information-gathering, regulatory oversight and enforcement authority, including criminal provisions.

Item 1.  Legal Proceedings
--------------------------
(continued)

     In the U.S., the recall and tread separation related accidents have led to a significant number of personal injury, class action and other lawsuits against Ford and Firestone. Most of the lawsuits were filed after the recall announcement. Most of the class actions have been filed on behalf of persons who have never been in an accident. The class actions seek to expand the scope of the recall to include other tires and to award to consumers the cost of replacing those tires or the alleged diminution in the value of the vehicle caused by the allegedly defective tires. Several of the individual personal injury lawsuits and class actions also seek punitive damages.

     Some of the class actions were filed against Ford in federal court, but most were filed in state courts. We removed every class action filed in state court to federal court and we asked the panel on Multi-District Litigation
("MDL") to consolidate as many cases as possible in one federal court for discovery and other pre-trial purposes. The MDL panel issued an order consolidating the cases for discovery and pre-trial purposes in the United States District Court for the Southern District of Indiana. These class actions and lawsuits could result in Ford having to pay compensatory and/or punitive damages in very large amounts and could result in recall campaigns, sanctions, or other relief that would require very large expenditures.

     In addition, a consortium of about 40 state attorneys general is reviewing the circumstances leading up to the Firestone recall. We are scheduling meetings with various individual state attorneys general to brief them on the background of this matter. The consortium has appointed an Executive Committee to lead the information-gathering effort. The Executive Committee consists of the state attorneys general from Connecticut, Florida, Georgia, Illinois, Maryland, Tennessee, Texas and Wisconsin.

     The Company also has been served with shareholder derivative and securities fraud lawsuits. The shareholder derivative actions filed against the Board of Directors and the Company allege that the Company's board members breached their fiduciary duties to the Company and shareholders by failing to inform themselves adequately regarding Firestone tires, failing to take certain actions regarding the design of the Explorer, failing to report problems with Firestone tires and to stop using Firestone tires as original equipment, failing to recall all affected tires in a timely manner, and mismanaging the recall once it was announced. The plaintiffs seek injunctive relief and damages, a return of all director compensation during the period of the alleged breaches and attorneys' fees.

     The securities fraud class actions allege that from early 1999 through the announcement of the Firestone tire recall, Ford made misrepresentations about the safety of Ford products and the Explorer in particular, and allegedly failed to disclose material facts about problems with Firestone tires and the safety of Explorers equipped with Firestone tires. The plaintiffs claim that, as a result of these misrepresentations or omissions, they purchased Ford stock at inflated prices and were damaged when the price of the stock fell upon announcement of the recall and subsequent revelations.

     Several governmental authorities in Venezuela are conducting investigations of accidents in Venezuela involving Explorers equipped with Firestone tires most of which were locally made. Ford of Venezuela implemented a customer satisfaction program in May 2000 to replace, at no cost to the customer, all Firestone Wilderness tires on Explorers and light trucks in Venezuela, Columbia and Ecuador. On September 5, 2000, Firestone announced its own recall of the same type of tires covered by Ford of Venezuela's customer satisfaction program, specifically the 16 inch Wilderness Tires, some of which were mislabeled as having 5 plies when they in fact had 4. Ford of Venezuela will complete the tire replacement customer satisfaction program in Venezuela in October and in Colombia and Ecuador by the end of November. An investigation is being conducted by the prosecutor's office in Caracas to determine whether criminal charges should be brought against any Firestone and Ford of Venezuela directors, officers and managers following a report submitted by the consumer protection agency of the Venezuelan government, INDECU, to the Venezuelan Attorney General. The report alleged that several

Item 1.  Legal Proceedings
--------------------------
(continued)

unsubstantiated defects in the Explorer had contributed to the rollover accidents as well as recommending an additional investigation because the parties had not taken action sooner. INDECU also has indicated it may open an administrative proceeding to determine if fines up to $11,000 per complaint it has received from consumers should be levied against Firestone and/or Ford of Venezuela. On October 4, 2000, Ford of Venezuela management appeared before a conciliation hearing held by INDECU with some of the injured parties. Ford of Venezuela indicated it was unable to accept conciliation because it would have constituted an admission of responsibility for the failure of the tires but offered to submit the claims of the injured parties to binding arbitration in Venezuela. No response has been received to this offer, however, INDECU has indicated it will convoke the injured parties again to determine if they are willing to accept arbitration. If not, INDECU's head has indicated he will open an administrative proceeding against Ford. On October 11, 2000, Ford of Venezuela management testified at a congressional hearing held in Venezuela. The Venezuelan congress has designated a sub commission to investigate the cause and handling of the Firestone tire tread separation cases and has designated a technical commission composed primarily of Venezuelan university professors to study the causes and provide a report on their findings.

Item 5.  Other Information
--------------------------

Government Standards
--------------------

     Mobile Source Emissions Control. (Previously discussed on page 14 of the 10-K Report). The EPA finalized its post-2004 emissions standards for "heavy-duty" trucks (8,500-14,000 lbs. Gross vehicle weight) in July 2,000. The standards were finalized largely as proposed.

     As mentioned previously, California adopted new vehicle emission regulations in late 1998 that establish stringent new standards for passenger cars, light-duty and medium-duty trucks, and medium-duty passenger vehicles for the 2004 through 2010 model years. Recently, Massachusetts has formally adopted these new California standards. Several other states, including New York, Vermont, and Maine, appear to be in the process of adopting these California standards as well. The adoption of these standards by other states could pose compliance problems if such states attempt to impose California's fleet-wide average emission limits on their own unique mix of vehicles.

     Motor Vehicle Safety. (Previously discussed on page 16 of the 10-K Report). As previously reported, the National Highway Traffic Safety Administration (the "Safety Administration") published a supplemental notice of a proposed advanced air bag rule in November 1999. The Safety Administration issued a final advanced air bag rule on May 12, 2000. In the first stage of the new rule phase-in, an unbelted barrier crash test of 25 mph replaces the existing sled test. Phase-in starts in September 2003 requiring compliance by 35% of all vehicles produced by a manufacturer, followed by 65% in 2004 and 100% in 2005. As expected, other requirements include: numerous out-of-position tests, a new family of test dummies, a 25 mph offset barrier crash test, and stringent new injury criteria. The second stage of phase-in requires a 35 mph belted barrier crash test with a mid-sized male dummy, same as the current New Car Assessment Program test. Second stage phase-in starts at 35% in 2007, followed by 65% in 2008 and 100% in 2009.

     The Safety Administration issued a request for comments on its proposed vehicle rollover propensity consumer information program in the June 1, 2000 Federal Register with comments due by July 31, 2000. The proposal indicates that the Safety Administration tentatively has decided that a "static stability factor" should be used to indicate rollover risk in single vehicle crashes as part of a New Car Assessment Program. It is anticipated that the Safety Administration will assign "star ratings" to vehicles based on static stability factor results. The Safety Administration plans to evaluate static stability factors for 2001 model year vehicles as a pilot program, and may restrict the public availability of star ratings.

     Proposed legislation has been introduced in the U.S. Senate (S. 2070) and the U.S. House (H.R. 4145) that would require the Safety Administration to improve vehicle crash test standards for child restraints by simulating an array of crash conditions such as side impact, rear impact and rollover. The bills also would require vehicle manufacturers to design child restraints to minimize head injuries during side impact and rollover and require child restraints to have side impact protection. In response to the proposed legislation, the Safety Administration is developing a comprehensive child passenger safety improvement plan that is likely to be published in the Federal Register this fall for comment.

     In response to the Firestone tire recall, Congress has passed legislation that will significantly expand NHTSA's information-gathering, regulatory oversight and enforcement authority, including criminal provisions. The Act, which has been sent to the President for signature into law, is called the Transportation Recall Enhancement, Accountability, and Documentation (TREAD) Act. The TREAD Act establishes new reporting requirements for motor vehicles, motor vehicle equipment and tires, including reporting to NHTSA information on foreign recalls and information received by the manufacturer that may assist the agency in the identification of safety defects. The obligation of vehicle manufacturers to provide, on a cost-free basis, a remedy for vehicles with an identified safety defect or non-compliance issue is extended from eight years to ten years by the new legislation. Potential civil penalties are increased from $1,000 to $5,000 per day for certain statutory violations, with a maximum penalty of $15,000,000 for a related series of violations, unless the violation was willful and intentional, in which case no cap applies. Similar penalties are included for violation of the reporting requirements. Criminal penalties are introduced for persons who make false statements to the government or withhold information with the intent to

Item 5.  Other Information
--------------------------
(continued)

mislead the government about safety defects that have caused death or grievous bodily harm. The penalty may be a fine of $100,000, imprisonment for not more than 15 years, or both. The TREAD Act also addresses the availability of parts during a recall, reimbursement for parts replaced immediately prior to a recall, and the resale of replaced equipment. NHTSA is charged to update the motor vehicle safety standards applicable to tires and to improve tire labeling standards. NHTSA also is required to promulgate a dynamic vehicle rollover test to be used for consumer information and a rule requiring an in-vehicle warning system designed to signal when a tire is significantly under-inflated. Finally, the TREAD Act authorizes appropriations for the authorized activities and addresses a number of public information and standard setting rulemakings. This legislation and the ensuing regulations will have a significant effect on the automotive industry, particularly on the way information is shared with NHTSA and the way recalls are administered.

     End of Life Vehicle Proposal. (Previously discussed on page 19 of the 10-K Report). The European Commission has published a revised draft proposal to introduce an obligation for motor vehicle manufacturers to take back end-of-life vehicles registered after July 1, 2002 with no cost to the last owner. Vehicles registered after this date, must be taken back, cost-free to the last owner, as of January 1, 2007. The proposed directive also imposes requirements on the proportion of the vehicle that may be disposed of in landfills and the proportion that must be reused or recycled beginning in 2006, and bans the use of certain substances in vehicles beginning with vehicles registered after July 1, 2003. Member States may apply these provisions prior to the dates mentioned above.


                                                          Supplemental Schedule


                               Ford Motor Company

                  CONDENSED FINANCIAL INFORMATION OF SUBSIDIARY
                  ---------------------------------------------
                                  (in millions)


Ford Capital B.V.
-----------------
                                                           September 30,              December 31,
                                                               2000                       1999
                                                           ----------------           --------------
                                                            (unaudited)

Current assets                                                $  612                     $  579
Noncurrent assets                                              2,032                      2,372
                                                              ------                     ------
  Total assets                                                $2,644                     $2,951
                                                              ======                     ======

Current liabilities                                           $1,401                     $1,088
Noncurrent liabilities                                           987                      1,680
Minority interests in net
 assets of subsidiaries                                            1                          2
Stockholder's equity                                             255                        181
                                                              ------                     ------
  Total liabilities and
   stockholder's equity                                       $2,644                     $2,951
                                                              ======                     ======

                                                           Third Quarter                Nine Months
                                                        ---------------------      ----------------------
                                                         2000         1999          2000         1999
                                                        --------    ---------      --------    ---------
                                                            (unaudited)                 (unaudited)

Sales and other revenue                                  $516        $514         $1,732       $1,896
Operating income                                           28         (27)           134          104
Income before income taxes                                  5         (33)            94           71
Net income/(loss)                                          (1)        (15)            43           46





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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)   Exhibits
           --------

           Please refer to the Exhibit Index on Page 24.

     (b)   Reports on Form 8-K
           -------------------

          The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 2000:

          Current Report on Form 8-K dated July 19, 2000 included information relating to Ford's second quarter 2000 financial results.

          Current Report on Form 8-K dated August 9, 2000 included information relating to the Bridgestone/Firestone Inc. tire recall.

          Current  Report  on  Form  8-K  dated   September  14,  2000  included
          information relating to our $5 billion stock repurchase program.

          Current Report on Form 8-K dated June 28, 2000 included a restatement of our 1999 Annual Report on Form 10-K to treat Visteon as a discontinued operation and information relating to our Value Enhancement Plan.

          Current  Report  on  Form  8-K  dated   September  21,  2000  included
          information relating to Ford's proposal to acquire the outstanding minority interests in The Hertz Corporation.






                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            FORD MOTOR COMPANY
                                   -------------------------------------

                                             (Registrant)







Date:      October 30, 2000        By: /s/L.E. Hansen
           ----------------           ----------------------------------
                                      L.E. Hansen
                                      Vice President & Controller
                                     (principal accounting officer)

                                  EXHIBIT INDEX
                                  -------------



  Designation                                                Description
  -------------------    -----------------------------------------------------------------------------------------
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
