Form 10-K
period 2000-12-31
FORD MOTOR CO
filed 2001-03-22
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

 X   Annual report  pursuant to Section 13 or 15(d) of the  Securities  Exchange
---  Act of 1934 (No Fee Required)

     For the fiscal year ended December 31, 2000

     or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

     For the transition period from _______ to _______

                          Commission file number 1-3950
                                                 ------


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

Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange on
   Title of each class                                which registered (a)
-----------------------------------------         -----------------------------

Common Stock, par value $.01 per share             New York Stock Exchange
                                                   Pacific Coast Stock Exchange

Depositary Shares, each representing               New York Stock Exchange
1/2,000 of a share of Series B Cumulative
Preferred Stock, as described below
_______________
(a) In addition, shares of Common Stock of Ford are listed on certain stock exchanges Europe.

                           [Cover page 1 of 2 pages]

Securities registered pursuant to Section 12(g) of the Act:

Series B Cumulative Preferred Stock, par value $1.00 per share, with an annual dividend rate of $4,125 per share and a liquidation preference of $50,000 per share.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 26, 2001, Ford had outstanding 1,764,198,802 shares of Common Stock and 70,852,076 shares of Class B Stock. Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($28.60 a share), the aggregate market value of such Common Stock was $50,456,085,737. Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock. The shares of Common Stock and Class B Stock outstanding at February 26, 2000 included shares owned by persons who may be deemed to be "affiliates" of Ford. We do not believe, however, that any such person should be considered to be an affiliate. For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford's Annual Meeting of Stockholders to be held on May 10, 2001 (our "Proxy Statement"), which is incorporated by reference under various Items of this Report.

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













                            [Cover page 2 of 2 pages]

                                     PART I

Item 1.  Business
-----------------

     Ford Motor Company was incorporated in Delaware in 1919. We acquired the business of a Michigan company, also known as Ford Motor Company, incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford. We are the world's second-largest producer of cars and trucks combined. We and our subsidiaries also engage in other businesses, including financing and renting vehicles and equipment.



                                    Overview


     Our business is divided into two business sectors: the Automotive sector and the Financial Services sector. We manage these sectors as three primary operating segments as described below.


Business Sectors        Operating Segments                 Description
----------------        ------------------                 -----------
Automotive:
                        Automotive                         design, manufacture, sale, and service
                                                           of cars and trucks

Financial Services:
                        Ford Motor Credit Company          vehicle-related financing, leasing, and insurance

                        The Hertz Corporation              renting and leasing of cars and trucks and
                                                           renting industrial and construction
                                                           equipment, and other activities


     We provide financial information (such as, revenues, income, and assets) for each of these business sectors and operating segments in three areas of this
Report:  (1) Item 6. "Selected  Financial Data" on pages 34 through 36; (2) Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 37 through 46; and (3) Note 21 of our Notes to Financial Statements located at the end of this Report (pages FS-30 and FS-31). Financial information relating to certain geographic areas is also included in the above-mentioned areas of this Report.

                                Automotive Sector


     We sell cars and trucks throughout the world. In 2000, we sold 7.4 million vehicles throughout the world. Our automotive vehicle brands include Ford, Mercury, Lincoln, Volvo, Jaguar, Land Rover, Aston Martin and TH!NK. In addition, we own 33.4% of Mazda Motor Corporation ("Mazda"). We completed the purchase of the Land Rover worldwide sport utility vehicle business ("Land Rover") from the BMW Group on June 30, 2000. As a result, our 2000 results and financial condition include Land Rover's results and financial condition since the date of the acquisition. In addition, on June 28, 2000, we distributed 130 million shares of Visteon Corporation (our former automotive systems and components division), which represented our 100% ownership interest, by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock. For the first half of 2000, Visteon is included in Ford's results as a discontinued operation. Beginning with the third quarter of 2000, Visteon is excluded completely from our results and financial condition.

     The worldwide automotive industry, Ford included, is affected significantly by a number of factors over which we have little control, including general economic conditions. In the United States, the automotive industry is a highly-competitive, cyclical business that has a wide variety of product offerings. The number of cars and trucks sold to retail buyers (commonly referred to as "industry demand") can vary substantially from year to year. In any year, industry demand depends largely on general economic conditions, the cost of purchasing and operating cars and trucks, and the availability and cost of credit and fuel. Industry demand also reflects the fact that cars and trucks are durable items that people can wait to replace.

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

     The worldwide automotive industry also is affected significantly by a substantial amount of costly governmental regulation. In the United States and Europe, for example, governmental regulation has arisen primarily out of concern for the environment, for greater vehicle safety, and for improved fuel economy. Many governments also regulate local content and/or impose import requirements as a means of creating jobs, protecting domestic producers, or influencing their balance of payments.

     Our unit sales vary with the level of total industry demand and our share of that industry demand. Our share is influenced by how our products compare with those offered by other manufacturers based on many factors, including design, driveability, price, quality, reliability, safety, and utility. Our share also is affected by our timing of new model introductions and manufacturing capacity limitations. Our ability to satisfy changing consumer preferences with respect to type or size of vehicle and its design and performance characteristics can impact our sales and earnings significantly.

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

Further, because the automotive industry is capital intensive, it operates with a relatively high percentage of fixed costs (including relatively fixed labor costs), which can result in large changes in earnings from relatively small changes in unit volume.

     Following is a discussion of the automotive industry in the principal markets where we compete, as well as a discussion of our Automotive Consumer Services Group and our ConsumerConnect e-commerce initiatives and strategy:

United States
-------------

     Sales Data. The following table shows U.S. industry sales of cars and trucks for the years indicated:

                                                                        U. S. Industry Sales
                                                                         (millions of units)
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    2000          1999          1998          1997          1996
                                                  ---------     ---------     ----------    ---------     ----------
Cars........................................          8.8           8.7           8.2           8.3           8.6
Trucks......................................          9.0           8.7           7.8           7.2           6.9
                                                     ----          ----          ----          ----          ----
Total.......................................         17.8          17.4          16.0          15.5          15.5
                                                     ====          ====          ====          ====          ====


     We classify cars by small, middle, large and luxury segments and trucks by compact pickup, compact bus/van/utility, full-size pickup, full-size bus/van/utility and medium/heavy segments. The large and luxury car segments and the compact bus/van/utility, full-size pickup and full-size bus/van/utility truck segments include the industry's most profitable vehicle lines. The term "bus" as used in this discussion refers to vans designed to carry passengers. The following tables show the proportion of United States car and truck unit sales by segment for the industry (including Japanese and other foreign-based manufacturers) and Ford for the years indicated:

                                                               U. S. Industry Vehicle Sales by Segment
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    2000          1999          1998          1997          1996
                                                  ---------     ---------     ----------    ---------     ----------
CARS
Small.......................................         16.7%         16.1%         16.9%         18.1%         19.1%
Middle......................................         23.0          23.7          23.6          24.7          25.6
Large.......................................          2.7           3.0           3.4           3.9           3.9
Luxury......................................          7.3           7.1           7.1           6.7           6.7
                                                    -----         -----         -----         -----         -----
Total U.S. Industry Car Sales...............         49.7          49.9          51.0          53.4          55.3
                                                    =====         =====         =====         =====         =====

TRUCKS
Compact Pickup..............................          5.9%          6.2%          6.7%          6.4%          6.2%
Compact Bus/Van/Utility.....................         23.2          22.1          21.1          20.0          19.0
Full-Size Pickup............................         12.4          12.7          12.4          12.0          12.6
Full-Size Bus/Van/Utility...................          6.6           6.5           6.5           6.1           5.0
Medium/Heavy................................          2.2           2.6           2.3           2.1           1.9
                                                    -----         -----        ------         -----         -----
Total U.S. Industry Truck Sales.............         50.3          50.1          49.0          46.6          44.7
                                                    -----         -----         -----         -----         -----

Total U.S. Industry Vehicle Sales...........        100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====

                                                                Ford Vehicle Sales by Segment in U.S.
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    2000          1999          1998          1997          1996
                                                  ---------     ---------     ----------    ---------     ----------
CARS
Small.......................................         14.5%         13.5%         13.1%         12.7%         13.4%
Middle......................................         13.9          15.7          16.7          19.6          22.1
Large.......................................          5.1           5.7           5.7           5.6           5.3
Luxury......................................          6.6           6.0           4.2           4.1           4.1
                                                    -----         -----         -----         -----         -----
Total Ford U.S. Car Sales...................         40.1          40.9          39.7          42.0          44.9
                                                    -----         -----         -----         -----         -----

TRUCKS
Compact Pickup..............................          7.9%          8.4%          8.4%          7.7%          7.4%
Compact Bus/Van/Utility.....................         19.1          17.7          18.1          18.9          20.0
Full-Size Pickup............................         20.9          20.9          21.3          19.3          20.0
Full-Size Bus/Van/Utility...................         11.7          11.8          12.1          11.0           6.6
Medium/Heavy*...............................          0.3           0.3           0.4           1.1           1.1
                                                    -----         -----         -----         -----         -----
Total Ford U.S. Truck Sales.................         59.9          59.1          60.3          58.0          55.1
                                                    -----         -----         -----         -----         -----

Total Ford U.S. Vehicle Sales...............        100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====

------------------------------
*In 1997 Ford sold its heavy truck businesses in North America and Australia/New Zealand to Freightliner Corporation. Ford ceased production of heavy trucks in North America in December 1997. The transfer of the North American and Australian heavy truck businesses was completed in 1998.

     As shown in the tables above, since 1996 there has been a shift from cars to trucks for both industry sales and Ford sales. Ford's sales of the middle car segment as a percentage of its total sales has deteriorated more than the general decline of the industry sales in that segment because of the discontinuance of certain product offerings in the segment (e.g., Ford Thunderbird and Contour and Mercury Mystique).

     Market Share Data. The following tables show changes in car and truck United States market shares of the six leading vehicle manufacturers for the years indicated:


                                                                       U.S. Car Market Shares*
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    2000          1999          1998          1997          1996
                                                  ---------     ---------     ----------    ---------     ----------
   Ford**...................................         19.1%         19.9%         20.4%         20.8%         21.6%
   General Motors...........................         28.6          29.3          29.8          32.2          32.3
   DaimlerChrysler***.......................          9.1          10.3           10.7          10.2          10.9
   Toyota...................................         11.0          10.2          10.6           9.9           9.3
   Honda....................................         10.0           9.8          10.6          10.0           9.2
   Nissan...................................          4.8           4.6           5.0           5.7           5.9
   All Other****............................         17.4          15.9          12.9          11.2          10.8
                                                    -----         -----         -----         -----         -----
      Total U.S. Car Retail Deliveries              100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====

                                                                      U.S. Truck Market Shares*
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    2000          1999          1998          1997          1996
                                                  ---------     ---------     ----------    ---------     ----------
   Ford**...................................         28.3%         28.6%         30.5%         31.4%         31.4%
   General Motors...........................         27.0          27.8          27.5          28.8          29.0
   DaimlerChrysler***.......................         21.5          22.2          23.2          21.9          23.4
   Toyota...................................          7.2           6.7           6.3           5.7           5.3
   Honda....................................          3.1           2.6           1.9           1.5           0.8
   Nissan...................................          3.7           3.2           2.7           3.6           3.6
   All Other*****...........................          9.2           8.9           7.9           7.1           6.5
                                                    -----         -----         -----         -----         -----
      Total U.S. Truck Retail Deliveries....        100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====

                                                             U.S. Combined Car and Truck Market Shares*
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    2000          1999          1998          1997          1996
                                                  ---------     ---------     ----------    ---------     ----------
   Ford**...................................         23.7%         24.3%         25.3%         25.8%         25.9%
   General Motors...........................         27.8          28.5          28.7          30.6          30.8
   DaimlerChrysler***.......................         15.3          16.3          16.8          15.6          16.5
   Toyota...................................          9.1           8.5           8.5           7.9           7.5
   Honda....................................          6.6           6.2           6.3           6.0           5.5
   Nissan...................................          4.3           3.9           3.9           4.7           4.8
   All Other****............................         13.2          12.3          10.5           9.4           9.0
                                                    -----         -----         -----         -----         -----
      Total U.S. Car and Truck Retail Deliveries    100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====

__________________________
* All U.S. retail sales data are based on publicly available information from the media and trade publications.
** Ford purchased Volvo Car on March 31, 1999 and Land Rover on June 30, 2000. The figures shown here include Volvo Car and Land Rover on a pro forma basis for the periods prior to their acquisition by Ford. During the period from 1996 through 1998, Volvo Car represented no more than 1.2 percentage points of total market share during any one year. During the period 1996 through 1999, Land Rover represented no more than 0.4 percentage points of total market share during any one year.
*** Chrysler and Daimler-Benz merged in late 1998. The figures shown here combine Chrysler and Daimler-Benz (excluding Freightliner and Sterling Heavy Trucks) on a pro forma basis for the periods prior to their merger.
**** "All  Other"  includes  primarily   companies  based  in  various  European
     countries, Korea and other Japanese manufacturers. The increase in combined market share shown for "All Others" reflects primarily increases in market share for the Korean manufacturers.
*****"All Other" in the U.S. Truck Market Shares table includes primarily companies based in various European countries, Korea and other Japanese manufacturers. The increase in combined market share shown for "All Others" in this table reflects primarily increases in market share for Mazda and Mitsubishi.

     The decline in car market share for Ford in 2000 is primarily the result of the discontinuance of the Contour and Mystique products. The decline in truck market share for Ford since 1997 is primarily the result of recent new truck offerings by competitors and capacity constraints with respect to certain components due to stong demand.

     Marketing Incentives and Fleet Sales. Automotive manufacturers that sell vehicles in the United States typically give purchasers price discounts or other marketing incentives. These incentives are the result of competition from new product offerings by manufacturers and the desire to maintain production levels and market shares. Manufacturers provide these incentives to both retail and fleet customers (fleet customers include daily rental companies, commercial fleet customers, leasing companies and governments). Marketing incentives generally are higher during periods of economic downturns, when excess capacity in the industry tends to increase.

     Our marketing costs in the United States as a percentage of gross sales revenue were as follows for the following three years: 11.1% (2000), 10.6%
(1999), and 10.4% (1998). These "marketing costs" include primarily (i) marketing incentives on vehicles, such as retail rebates and costs for special financing and lease programs, (ii) reserves for costs and/or losses associated with our required repurchase of certain vehicles sold to daily rental companies, and (iii) costs for advertising and sales promotions for vehicles. The increase in marketing costs over the last several years is a result of intense competition in the United States market.

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

                                                                          Ford Fleet Sales
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    2000          1999          1998          1997          1996
                                                  ---------     ---------     ----------    ---------     ----------
Units sold..................................      977,000       940,000       878,000       923,000       936,000
Percent of Ford's total U.S. car and truck sales     23%           23%           22%           24%           24%


     Warranty Coverage. We presently provide warranty coverage for defects in factory-supplied materials and workmanship on all vehicles (other than medium trucks) in the United States. This warranty coverage for Ford/Mercury vehicles extends for 36 months or 36,000 miles (whichever occurs first) and covers components of the vehicle, including tires beginning January 1, 2001 for 2001 and later model years. Prior to January 1, 2001 tires were warranted only by the tire manufacturers. The United States warranty coverage for luxury vehicles (Lincoln, Jaguar, Volvo, and Land Rover) extends for 48 months or 50,000 miles (whichever occurs first) but, except for Lincoln beginning January 1, 2001, does not include tires, which are warranted by the tire manufacturers. In general, different warranty coverage is provided on medium/heavy trucks and on vehicles sold outside the United States. In addition, as discussed below under "Governmental Standards - Mobile Source Emissions Control", the Federal Clean Air Act requires warranty coverage for a "useful life" of 10 years or 100,000 miles (whichever occurs first) for emissions equipment on most light duty vehicles sold in the United States. As a result of these warranties and the increased concern for customer satisfaction, costs for warranty repairs, emissions equipment repairs, and customer satisfaction actions ("warranty costs") can be substantial. Estimated warranty costs for each vehicle sold by us are accrued at the time of sale. Such accruals, however, are subject to adjustment from time to time depending on actual experience.

Europe
------

     Outside of the United States, Europe is our largest market for the sale of cars and trucks. The automotive industry in Europe is intensely competitive. Over the past year, 140 new or freshened vehicles, including derivatives of existing vehicles, were introduced in the European market by various manufacturers. For the past 14 years, the top six manufacturers have each achieved a car market share in about the 10% to 18% range. (Manufacturers' shares, however, vary considerably by country.) This competitive environment is expected to intensify further as Japanese manufacturers, which together had a European car market share of 11.4% for 2000, increase their production capacity in Europe. We estimate that in 2000 the European automotive industry had excess capacity of approximately 6 million units (based on a comparison of European domestic demand and capacity).

     In 2000, vehicle manufacturers sold approximately 17.8 million cars and trucks in Europe, down 2% from 1999 levels. Our combined car and truck market share in Europe in 2000 was 10.0%, down 2/10 of one percentage point from 1999.

     Britain and Germany are our most important markets within Europe, although the Southern European countries are becoming increasingly significant. Any adverse change in the British or German market has a significant effect on our total automotive profits. For 2000 compared with 1999, total industry sales were up 1% in Britain and down 10% in Germany.

     For purposes of the figures shown in this section, we have considered Europe to consist of the following 19 markets: Britain, Germany, France, Italy, Spain, Austria, Belgium, Ireland, Netherlands, Portugal, Switzerland, Finland, Sweden, Denmark, Norway, Czech Republic, Greece, Hungary, and Poland.

Other Markets
-------------

     Mexico and Canada. Mexico and Canada also are important markets for us. In 2000, industry sales of new cars and trucks in Mexico were approximately 886,000 units, up 28% from 1999 levels. In Canada, industry sales of new cars and trucks in 2000 were approximately 1.59 million units, up 3% from 1999 levels. Our combined car and truck market share in these markets in 2000 was 16.2% (Mexico) and 17.8% (Canada).

     South America. Brazil and Argentina are our principal markets in South America. The economic environment in those countries has been volatile in recent years, leading to large variations in industry sales. Results have also been influenced by the devaluation of the Brazilian currency, continued weak economic conditions and government actions to reduce inflation and public deficits. Industry sales in 2000 were 1.45 million units in Brazil, up about 16% from 1999, and approximately 307,000 units in Argentina, down 19% from 1999. Brazil shows signs of continued economic recovery and we expect industry volumes to improve further in 2001. Economic conditions remain weak in Argentina, which could lead to further deterioration of industry volumes in 2001. Our combined car and truck market share in these markets in 2000 was 9.1% (Brazil) and 14.9% (Argentina).

     Ford has undertaken restructuring actions in recent years to reduce costs and improve our competitiveness in South America. In addition, we are building a new assembly plant in Brazil, which will manufacture a new family of vehicles for the South America markets. The new plant will start building the Courier this fall and begin producing an all-new vehicle next year.

     Asia Pacific. In the Asia Pacific region, Australia, Taiwan and Japan are our principal markets. Industry volumes in 2000 in this region were as follows: approximately 788,000 units in Australia (up 0.1% from 1999), approximately 420,000 units in Taiwan (down 1% from 1999) and approximately 6 million units in Japan (up 1.7% from 1999). In 2000, our combined car and truck market share in Australia was 15.4%. In Taiwan, we had a combined car and truck market share in 2000 of 12.3%. Our combined car and truck market share in Japan has been less than 1% in recent years. We own a 33.4% interest in Mazda and account for Mazda on an equity basis. Mazda's market share in Japan has been in the 5 to 6% range in recent years. Our principal competition in the Asia Pacific region has been the Japanese manufacturers. We anticipate that the continuing relaxation of import restrictions (including duty reductions) in Australia and Taiwan will intensify competition in those markets.

     We opened a new assembly plant in India in 1999, launching an all-new small car (the Ikon) designed specifically for that market. In 2000, approximately 17,000 Ikons were produced for sale in India. In addition, India commenced sale of Ikon CKD (completely knocked down) kits to Mexico and South Africa. We expect India to become one of our most important markets in Asia in the future.

     Africa. In recent years, we have operated in the South African market as a 45% owner in the South African Motor Corporation (Pty.) Limited ("SAMCOR"). In 2000, we increased our ownership interest in SAMCOR to 100% by purchasing the remaining 55% we did not previously own. Subsequent to this purchase, SAMCOR's name was changed to Ford Motor Company of Southern Africa ("FMCSA").

     FMCSA assembles and distributes Ford, Mazda, Mitsubishi and, beginning in 2000, Volvo vehicles in South Africa. In addition, FMCSA distributes Jaguar vehicles. In 2000, industry volume in South Africa was approximately 341,000 units, up 15% from 1999 levels. FMCSA's combined car and truck market share in 2000 was 15.5% for the five brands it distributes; the share for the Ford brands (Ford, Mazda, Volvo and Jaguar) was 14.6%.

Automotive Consumer Services Group
----------------------------------

     Automotive Consumer Services Group is a business unit within Ford that includes Ford Customer Service Division and an all-makes channel, otherwise known as our Diversified Consumer Services organization, consisting of several leading automotive service brands. Ford Customer Service Division supports consumers of Ford, Lincoln and Mercury brand vehicles through a network of franchised dealers. This is the principal source of vehicle service and customer support for our vehicle owners, traditionally recognized by the Quality CareSM brand.

     Through our Diversified Consumer Services organization, vehicle owners for all automotive brands can access services in areas of maintenance and light repair, collision repair, extended service business, and recycling. Our all-makes channel of companies includes: Kwik-Fit (maintenance and light repair in Europe), Pit Stop (maintenance and light repair in Europe), Speedy
(maintenance and light repair in Europe), MasterGroup (maintenance and light repair, collision repair, and used car sales outlets in Mexico), B-quik (maintenance and light repair in Thailand), Collision Team of America (collision repair in the United States), Howard Basford (collision repair in the United Kingdom), Automobile Protection Corporation (extended service business selling all-makes policies through dealers in the United States), and GreenLeaf (automotive recycling in the United States and Europe). The characteristics of the Diversified Consumer Services organization align closely with the Ford Customer Service Division and expand the customer base to consumers previously outside the Ford network of service providers.

     Automotive Consumer Services Group conducts business in over 40 countries and serves consumers through over 13,000 dealer outlets and over 2,500 all-makes outlets.

ConsumerConnect
---------------

      ConsumerConnect is a business unit within Ford dedicated to building e-business platforms across Ford which revolutionize core business processes within Ford globally and provide the consumer an enhanced purchase and ownership experience.

     In 2000, ConsumerConnect was involved in the creation of several joint ventures. In the B2C (Business-to-Consumer) arena, ConsumerConnect established DealerDirect LLC which conducts business under the name FordDirect.com. This is the first e-commerce joint venture between an automotive manufacturer and its dealer body, and it will provide consumers with an improved internet experience in buying and owning a Ford vehicle. Ford owns 93% of the economic interest in DelaerDirect LLC and 20% of the general voting power. In the Mobile Commerce (M-commerce) arena, ConsumerConnect launched Wingcast, LLC, a joint venture with Qualcomm, Incorporated dedicated to providing wireless, digital information and entertainment services to consumers in their cars and trucks. Percepta, LLC, a joint venture with TeleTech Holdings, Inc. that provides leading edge customer relationship management services, was launched in 2000 as well. Ford's ownership interests in Wingcast and Percepta are 80% and 45%, respectively.

     Finally, in the B2B (Business-to-Business) arena, ConsumerConnect was instrumental in launching Covisint, LLC -- a business-to-business Internet based supplier exchange. Covisint will streamline the automotive industry supply chain by providing efficiencies to manufacturers and suppliers in almost every stage of the order-to-delivery process. Covisint was founded by Ford, General Motors Corporation, DaimlerChrysler AG, Renault S.A. and Nissan Motor Co., Ltd.. Each of these founding automotive manufacturers has an ownership interest in Covisint, and Oracle Corporation and Commerce One, Inc. are the technology partners. Ford's ownership interest in Covisint is approximately 31%.

                            Financial Services Sector


Ford Motor Credit Company
-------------------------

     Ford Credit is an indirect wholly-owned subsidiary of Ford. Ford Credit and its subsidiaries provide wholesale financing and capital loans to Ford retail dealerships and associated non-Ford dealerships throughout the world. Most of these dealerships are privately owned. Ford Credit also purchases from these dealerships retail installment sale contracts and retail leases. In addition, Ford Credit also makes loans to vehicle leasing companies, the majority of which are affiliated with such dealerships. Ford Credit directly and through its subsidiaries provides these financing services in North America, South America, Europe, Australia, and Asia to Ford and non-Ford dealerships. A substantial majority of all new vehicles financed by Ford Credit and its subsidiaries are manufactured by Ford and our affiliates. Ford Credit also provides retail financing for used vehicles built by Ford and other manufacturers. In addition to vehicle financing, Ford Credit makes loans to affiliates of Ford and finances certain receivables of Ford and our subsidiaries.

     Outside the United States, FCE Bank plc ("Ford Credit Europe") is Ford Credit's largest operation. Ford Credit Europe's primary business is to support the sale of Ford vehicles in Europe through the Ford dealer network. A variety of retail, leasing and wholesale finance plans are provided in most countries in which it operates.

     Ford Credit also conducts insurance operations through The American Road Insurance Company and its subsidiaries in the United States and Canada. American Road's business primarily consists of: extended service plan contracts for new and used vehicles manufactured by affiliated and nonaffiliated companies, primarily originating from Ford dealers; physical damage insurance covering vehicles and equipment financed at wholesale by Ford Credit; and the reinsurance of credit life and credit disability insurance for retail purchasers of vehicles and equipment. A majority of the extended service plan contracts and all of the warranty contract business of American Road is ceded to Gentle Winds Reinsurance, Ltd., an off-shore subsidiary of Ford.

     Ford Credit financed the following percentages of new Ford cars and trucks sold or leased at retail and sold at wholesale in the United States and Europe during the last three years:

                                                          Years Ended December 31,
                                              ----------------------------------------------------
                                                   2000               1999               1998
                                              ---------------    ---------------    --------------
     United States
     -------------
     Retail*............................           50.9%              47.2%               42.3%
     Wholesale..........................           83.5               83.5                82.5

     Europe
     ------
     Retail*............................           31.7               32.8                32.5
     Wholesale..........................           95.9               96.4                95.4

     ___________________
     * As a percentage of total sales and leases of Ford vehicles, including cash sales.

     Ford Credit's net finance receivables and net investment in operating leases were as follows at the dates indicated (in millions):

                                                                                     December 31,
                                                                         -------------------------------------
                                                                              2000                 1999
                                                                         ----------------     ----------------
         Net finance receivables
              Retail                                                         $80,797              $76,182
              Wholesale                                                       34,122               26,450
              Other                                                            9,130                7,244
                                                                            --------             --------
                  Total finance receivables, net of unearned income          124,049              109,876
              Less:  allowance for credit losses                              (1,311)              (1,122)
                                                                            --------             --------
                  Net finance receivables                                   $122,738             $108,754
                                                                            ========             ========

         Net investment in operating leases
              Vehicles, at cost                                              $48,491              $41,537
              Lease origination costs                                             53                   52
                  Less:  Accumulated depreciation                             (9,753)              (8,397)
                         Allowance for credit losses                            (334)                (354)
                                                                             -------              -------

                      Net investment in operating leases                     $38,457              $32,838
                                                                             =======              =======

     Ford Credit's total receivable balances related to accounts past due 60 days or more were as follows at the dates indicated (in millions):

                                                                                     December 31,
                                                                         -------------------------------------
                                                                              2000                  1999
                                                                         ---------------        --------------
         Retail                                                             $1,204                 $  868
         Wholesale                                                             234                    128
         Other                                                                  19                     36
                                                                            ------                 ------
               Total                                                        $1,457                 $1,032
                                                                            ======                 ======


     The following table sets forth information concerning Ford Credit's and its affiliates' credit loss experience with respect to the various categories and geographic regions of financing during the years indicated (in millions):

                                                                          Years Ended or at December 31,
                                                                  ------------------------------------------------
                                                                      2000             1999              1998
                                                                  -------------    -------------     -------------
         Net credit losses/(recoveries)
             Retail*                                                 $1,283           $  995            $1,031
             Wholesale                                                   14                3                 9
             Other                                                        0                2                (1)
                                                                     ------           ------            ------
                Total                                                $1,297           $1,000            $1,039
                                                                     ======           ======            ======

                      United States                                  $1,205           $  884            $  916
                      Europe                                             65               66                57
                      Other international                                27               50                66
                                                                     ------           ------            ------
                            Total                                    $1,297           $1,000            $1,039
                                                                     ======           ======            ======

         Net losses as a percentage of average net receivables**
             Retail                                                    1.14%            0.95%             1.08%
             Total finance receivables                                 0.84             0.74              0.86

         Provision for credit losses                                 $1,671           $1,166            $1,180
         Allowance for credit losses                                  1,645            1,476             1,548
         Allowance for credit losses as a percentage
                      of net receivables**                             1.02%            1.04%             1.19%

*Includes net credit losses on operating leases.
**Includes net investment in operating leases.

     Shown below is an analysis of Ford Credit's allowance for credit losses related to finance receivables and operating leases for the years indicated (in millions):

                                                                      2000             1999              1998
                                                                  -------------    -------------     -------------
         Balance, beginning of year                                  $1,476           $1,548            $1,471
           Additions                                                  1,671            1,166             1,180
           Deductions
              Losses                                                  1,597            1,274             1,243
              Recoveries                                               (300)            (274)             (203)
                                                                     ------           ------            ------
                Net losses                                            1,297            1,000             1,040
         Other changes, principally
           amounts relating to finance
           receivables and operating
           leases sold                                                  205              238                63
                                                                     ------           ------            ------
              Net deductions                                          1,502            1,238             1,103
                                                                     ------           ------            ------
         Balance, end of year                                        $1,645           $1,476            $1,548
                                                                     ======           ======            ======

     Ford Credit relies heavily on its ability to raise substantial amounts of funds. These funds are obtained primarily by the issuance of term debt, the sale of commercial paper, and, in the case of Ford Credit Europe, the issuance of certificates of deposit. Funds also are provided by retained earnings and sales of receivables. The level of funds can be affected by certain transactions with Ford, such as capital contributions, interest supplements and other support costs from Ford for vehicles financed and leased by Ford Credit under Ford-sponsored special financing or leasing programs, and dividend payments. Funds also can be affected by the timing of payments for the financing of dealers' wholesale inventories and for income taxes.

     The ability of Ford Credit to obtain funds is affected by its debt ratings, which are closely related to the outlook for, and financial condition of, Ford and the nature and availability of support facilities. The long-term senior debt of each of Ford, Ford Credit and Ford Credit Europe is rated "A2" (by Moody's Investors Service) and "A" (by Standard & Poor's Ratings Group). The commercial paper of each of Ford Credit and FCE Bank is rated "Prime-1" (by Moody's), "A-1" (by S&P), and "F1" (by Fitch, Inc.).

     For a discussion of how Ford Credit manages its and its subsidiaries' credit risk, lease residual risks, financial market risks, and liquidity risks, see Item 7A, "Quantitative and Qualitative Disclosure About Market Risk".

     Under a profit maintenance agreement with Ford Credit, Ford has agreed to make payments to maintain Ford Credit's earnings at certain levels. In addition, under a support agreement with Ford Credit Europe, Ford Credit has agreed to maintain Ford Credit Europe's net worth above a minimum level. No payments were required under either of these agreements during the period 1988 through 2000.

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

These businesses are operated from approximately 7,000 locations throughout the United States and in over 140 foreign countries and jurisdictions.

     Below are some financial highlights for Hertz (in millions):

                                                                                 Years Ended December
                                                                                         31,
                                                                         -------------------------------------
                                                                              2000                 1999
                                                                         ----------------     ----------------
         Revenue                                                              $5,087               $4,728
         Pre-Tax Income                                                          581                  560
         Net Income                                                              358                  336

     Between April 1997 and March 2001, we owned approximately 81% of the economic interest of Hertz, with the remaining 19% interest being represented by shares of Hertz common stock that were publicly traded. In March 2001, through a cash tender offer and a merger transaction, we acquired the publicly held shares and, as a result, Hertz has become an indirect, wholly-owned subsidiary of Ford.

                             Governmental Standards

     A number of governmental standards and regulations relating to safety, corporate average fuel economy ("CAFE"), emissions control, noise control, damageability, and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale in the United States, Europe and elsewhere. In addition, manufacturing and assembly facilities in the United States, Europe and elsewhere are subject to stringent standards regulating air emissions, water discharges, and the handling and disposal of hazardous substances. Such facilities in the United States and Europe also are subject to comprehensive national, regional, and/or local permit programs with respect to such matters.

     Mobile Source Emissions Control - U.S. Requirements. The Federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States. Currently, most light duty vehicles sold in the United States must comply with these standards for 10 years or 100,000 miles, whichever first occurs. The U.S. Environmental Protection Agency ("EPA") recently has promulgated post-2004 model year standards that are more stringent than the default standards contained in the Clean Air Act. These new regulations will require most light duty trucks to meet the same emissions standards as passenger cars by the 2007 model year. The stringency of the new standards may impact our ability to produce and offer a broad range of products with the characteristics and functionality that customers demand. The new standards also are likely to limit severely the use of diesel technology, which could negatively impact fuel economy performance. The EPA has also promulgated post-2004 emission standards for "heavy-duty" trucks (8,500-14,000 lbs. gross vehicle weight). These standards are likely to pose technical challenges and may affect the competitive position of full-line vehicle manufacturers such as Ford.

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

     Since 1990, the California program has included requirements for manufacturers to produce and deliver for sale "zero-emission vehicles" ("the ZEV mandate"). The ZEV mandate initially required that a specified percentage of each manufacturer's vehicles produced for sale in California, beginning at 2% in 1998 and increasing to 10% in 2003, must be zero-emission vehicles ("ZEVs"), which produce no emissions of regulated pollutants. In 1996, CARB eliminated the ZEV mandate for the 1998-2002 model years, but retained the 10% mandate in a modified form beginning with the 2003 model year. Around the same time, vehicle manufacturers voluntarily entered into agreements with CARB to conduct ZEV demonstration programs.

     In January 2001, CARB voted to approve a series of complex modifications to the ZEV mandate. These modifications require large-volume manufacturers such as Ford to produce "partial zero-emission vehicles" ("PZEVs") and/or ZEVs beginning in the 2003 model year. PZEVs are vehicles certified to California's "super-ultra-low emission vehicle" ("SULEV") tailpipe standards, with zero evaporative emissions. Using a series of phase-in tables and credit adjustments, the number of ZEVs required under the modified mandate will increase substantially between 2003 and 2018.

     The Clean Air Act permits other states that do not meet national ambient air quality standards to adopt California's motor vehicle emission standards no later than two years before the affected model year. New York, Massachusetts, Vermont, and Maine adopted the California standards effective with the

2001 model year or before. New York, Massachusetts, and Vermont have either previously adopted, or indicated an intention to adopt, the California ZEV mandate; however, at this writing it is not clear whether these states will adopt the ZEV regulations as modified by California in 2001. Maryland and New Jersey have laws requiring the adoption of California standards if certain triggers are met. There are problems with transferring California standards to northeast states, including the following: 1) the driving range of ZEVs is greatly diminished in cold weather, thereby limiting their market appeal; and 2) the northeast states have refused to adopt the California reformulated gasoline regulations, which may impair the ability of vehicles to meet California's in-use standards.

     Battery electric vehicles are the only zero-emission vehicles currently feasible for mass production. Despite intensive research activities, battery technology has not made the major strides that were projected when the ZEV mandate was originally enacted in 1990. Battery-electric vehicles remain considerably more costly than gasoline-powered vehicles, and they have a relatively short driving range before they must be recharged. These factors limit the consumer appeal of battery-powered vehicles. Ford plans to comply with the early years of the modified ZEV mandate through sales of its Th!nk brand of electric vehicles, along with one or more PZEV models. In the longer term, however, it is doubtful whether the market will support the number of battery electric vehicles called for by the modified ZEV mandate. Fuel cell technology may in the future enable production of ZEVs with widespread consumer appeal, but commercially feasible fuel cell technology appears to be a decade or more away. Compliance with the ZEV mandate may eventually require costly actions that would have a substantial adverse effect on Ford's sales volume and profits. For example, we could be required to curtail the sale of non-electric vehicles and/or offer to sell electric vehicles well below cost. Other states may seek to adopt the ZEV mandate pursuant to Section 177 of the Clean air Act, thereby increasing the costs to Ford.

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

     European Requirements. European Union ("EU") directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU. In 1998, the EU adopted a new directive on emissions from passenger cars and light commercial trucks. More stringent emissions standards apply to new car certifications beginning January 1, 2000 and to new car registrations beginning January 1, 2001 ("Stage III Standards"). A second level of even more stringent emission standards will apply to new car certifications beginning January 1, 2005 and to new car registrations beginning January 1, 2006 ("Stage IV Standards"). The comparable light commercial truck Stage III Standards and Stage IV Standards would come into effect one year later than the passenger car requirements. The directive includes a framework that permits EU member states to introduce fiscal incentives to promote early compliance with the Stage III and Stage IV Standards. The directive also introduces on-board diagnostic requirements, more stringent evaporative emission requirements, and in-service compliance testing and recall provisions for emissions-related defects that occur in the first five years or 80,000 kilometers of vehicle life (extended to 100,000 kilometers in 2005). The Stage IV Standards for diesel engines are not yet technically feasible and may impact our ability to produce and offer a broad range of products with the characteristics and functionality that customers want. A related EU directive was adopted at the same time which establishes standards for cleaner fuels beginning in 2000 and even cleaner fuels in 2005. The EU is setting up a program to assess the need for further changes to vehicle emission and fuel standards after 2005.

     Certain European countries are conducting in-use emissions testing to ascertain compliance of motor vehicles with applicable emissions standards. These actions could lead to recalls of vehicles; the future costs of related inspection or repairs could be substantial.

     Motor Vehicle Safety - The National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act") regulates motor vehicles and motor vehicle equipment in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration (the "Safety

Administration"). Meeting or exceeding many safety standards is costly because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. There were pending before the Safety Administration approximately 30 investigations relating to alleged safety defects in Ford vehicles as of February 7, 2001. A manufacturer also is obligated to recall vehicles if it determines that they do not comply with a safety standard. Should Ford or the Safety Administration determine that either a safety defect or a noncompliance exists with respect to certain of Ford's vehicles, the costs of such recall campaigns could be substantial.

     The Transportation Recall Enhancement, Accountability, and Documentation Act (the "TREAD Act") was signed into law in November 2000. The TREAD Act establishes  new  reporting  requirements  for  motor  vehicles,  motor  vehicle equipment, and tires, including reporting to the Safety Administration information on foreign recalls and information received by the manufacturer that may assist the agency in the identification of safety defects. The obligation of vehicle manufacturers to provide, on a cost-free basis, a remedy for vehicles with an identified safety defect or non-compliance issue is extended from eight years to ten years by the new legislation. The Safety Administration is also required to develop a new dynamic test on rollovers to be used for consumer information. Potential civil penalties are increased from $1,000 to $5,000 per day for certain statutory violations, with a maximum penalty of $15,000,000 for a related series of violations. Similar penalties are included for violation of the reporting requirements. Criminal penalties are introduced for persons who make false statements to the government or withhold information with the intent to mislead the government about safety defects that have caused death or serious bodily injury.

     Canada, the EU, individual member countries within the EU, and other countries in Europe, South America and the Asia Pacific markets also have safety standards applicable to motor vehicles and are likely to adopt additional or more stringent standards in the future.

     Motor Vehicle Fuel Economy - U.S. Requirements. Under 49 U.S.C. Chapter 329, vehicles must meet minimum Corporate Average Fuel Economy ("CAFE") standards set by the Safety Administration. A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the three succeeding model years.

     The law established a passenger car CAFE standard of 27.5 mpg for 1985 and later model years, which the Safety Administration believes it has the authority to amend to a level it determines to be the maximum feasible level. The Safety Administration has established a 20.7 mpg CAFE standard applicable to light trucks.

     Ford expects to be able to comply with the foregoing CAFE standards, in some cases using credits from prior or succeeding model years. In general, a continued increase in demand for larger vehicles, coupled with a decline in demand for small and middle-size vehicles could jeopardize our long-term ability to maintain compliance with CAFE standards.

     At the request of Congress, the National Academy of Sciences ("NAS"), in conjunction with the Department of Transportation ("DOT"), is studying possible changes to the CAFE standards and/or regulations. The NAS study is scheduled to be completed by the third quarter of 2001. To the extent that NAS recommends changes, they will not take effect automatically. Modifications would need to be implemented either through DOT rulemaking or through amendments to the CAFE law.

     It is anticipated that efforts may be made to raise the CAFE standard because of concerns for carbon dioxide ("CO2") emissions, energy security or other reasons. Former President Clinton's Climate Change Action Plan ("CCAP") sets a goal to improve new vehicle fuel efficiency in an amount equivalent to at least 2% per year over a 10 to 15 year period. In addition, international concerns over global warming due to the emission of "greenhouse gasses" have given rise to strong pressures to improve fuel economy performance. During the December 1997 meeting of the parties to the United Nations Climate Change Convention in Kyoto, Japan, the United States agreed to reduce greenhouse gas emissions by 7% below their 1990 levels during the 2008-2012 period (the "Kyoto Protocol"). The Kyoto Protocol is not yet binding in the United States, pending ratification by the Senate. In addition, a petition has been filed with the EPA requesting that the Agency regulate CO2 emissions from motor vehicles under the Clean Air Act. The EPA has requested public comment on this petition.

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

     In  1995,  members  of  the  German  Automobile  Manufacturers  Association
(including Ford Werke AG) made a voluntary pledge to increase by 2005 the average fuel economy of new cars sold in Germany by 25% from 1990 levels, to make regular reports on fuel consumption, and to increase industry research and development efforts toward this end. The German Automobile Manufacturers Association has reported that the industry is on track to meet the pledge.

     Other European countries are considering other initiatives for reducing CO2 emissions from motor vehicles. Taken together, such proposals could have substantial adverse effects on our sales volumes and profits in Europe.

     Japan has adopted automobile fuel consumption goals that manufacturers must attempt to achieve by the 2000 model year. The consumption levels apply only to gasoline-powered vehicles, vary by vehicle weight, and range from 5.8 km/l to
19.2 km/l.

     End-of-Life Vehicle Proposal - The European Parliament has published a Directive imposing an obligation on motor vehicle manufacturers to take back end-of-life vehicles registered after July 1, 2002 with no cost to the last owner and to take back all other vehicles as of January 1, 2007. The Directive also imposes requirements on the proportion of the vehicle that may be disposed of in landfills and the proportion that must be reused or recycled beginning in 2006, and bans the use of certain substances in vehicles beginning with vehicles registered after July 2003. Member states may apply these provisions prior to the dates mentioned above. This Directive imposes a substantial cost on manufacturers.

     The German Automobile Association (including Ford Werke AG) and the German Automobile Importers Association made a voluntary pledge to establish a nationwide infrastructure network to take back passenger cars that are at least 12 years old (and meet certain other requirements) on a cost-free basis to their owners.

     Pollution Control Costs - During the period 2001 through 2005, we expect to spend approximately $334 million on our North American and European facilities to comply with air and water pollution and hazardous waste control standards, which now are in effect or are scheduled to come into effect. Of this total, we estimate spending approximately $60 million in 2001 and $94 million in 2002.

                                 Employment Data

     The average number of people we employed by geographic area was as follows for the years indicated:

                                                                          2000                 1999
                                                                     ----------------     ----------------
      United States                                                       163,236              173,045
      Europe                                                              132,473              135,244
      Other                                                                50,282               65,804
                                                                          -------              -------

          Total                                                           345,991              374,093
                                                                          =======              =======

     In 2000, the average number of people we employed decreased 7.5 percent. The decrease was due to our spin-off of Visteon Corporation and its 17,400 salaried employees and 34,800 non-U.S. hourly employees, offset partially by a number of acquisitions during 2000, notably Land Rover, which increased employment levels by approximately 6,300 people. The numbers above include approximately 23,000 hourly employees of Ford who are assigned to Visteon Corporation. These employees worked at Visteon facilities in the U.S. prior to the spin-off and, pursuant to our collective bargaining agreement with the UAW, remain Ford employees. Visteon reimburses Ford for all costs to Ford associated with these employees. Most of our employees work in our Automotive operations.

     For further information  regarding employment  statistics of Ford, see Item
6. "Selected Financial Data" later in this Report. For information concerning employee retirement benefits, see Note 12 of our Notes to Consolidated Financial Statements at the end of this Report.

     Substantially all of the hourly employees in our Automotive operations in the United States are represented by unions and covered by collective bargaining agreements. Approximately 99% of these unionized hourly employees in our Automotive segment are represented by the United Automobile Workers (the "UAW"). Approximately 3% of our salaried employees are represented by unions. Most hourly employees and many non-management salaried employees of our subsidiaries outside the United States also are represented by unions.

     We have entered into a collective bargaining agreement with the UAW that will expire on September 14, 2003. We also have entered into a collective bargaining agreement with the Canadian Automobile Workers ("CAW") that will expire on September 21, 2002. Among other things, our agreements with the UAW and CAW provide for guaranteed wage and benefit levels throughout their terms and provide for significant employment security.

     We are or will be negotiating new collective bargaining agreements with labor unions in Europe, Mexico and South America, where current agreements will expire in 2001. A work stoppage could occur as a result of these negotiations, which, if protracted, could substantially adversely affect Ford's profits.

     In recent years we have not had significant work stoppages at our facilities, but they have occurred in some of our suppliers' facilities. Any protracted work stoppages in the future, whether in our facilities or those of certain suppliers, could substantially adversely affect our results of operations.

                      Engineering, Research and Development


     We conduct engineering, research and development primarily to improve the performance (including fuel efficiency), safety and customer satisfaction of our products, and to develop new products. We also have staffs of scientists who engage in basic research. We maintain extensive engineering, research and design facilities for these purposes, including large centers in Dearborn, Michigan; Dunton, England; and Merkenich, Germany. Most of our engineering research and development relates to our Automotive operating segment.

     During the last three years, we took charges to our consolidated income for engineering, research and development we sponsored in the following amounts (restated for prior years to exclude Visteon): $6.8 billion (2000), $6.0 billion
(1999) and $5.3 billion (1998). Any customer-sponsored research and development activities that we conduct are not material.


Item 2.  Properties
-------------------

     We own substantially all of our U.S. manufacturing and assembly facilities. These facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, and transmission plants. We also own a majority of our distribution centers, warehouses, and sales offices, with the remainder being leased.

     In addition, we maintain and operate manufacturing plants, assembly facilities, parts distribution centers, and engineering centers outside the United States. We own substantially all of these facilities.

     Our Automotive segment operates approximately 135 plants; 538 distribution, engineering and research and development centers, and warehouses; and 311 owned dealerships.

     The furniture, equipment and other physical property owned by our Financial Services operations are not material in relation to their total assets.

Item 3.  Legal Proceedings
--------------------------

     Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against us and our subsidiaries, including those arising out of the following: alleged defects in our products; governmental regulations covering safety, emissions, and fuel economy; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; product warranties; and environmental matters. Some of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive or antitrust or other multiplied damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions or other relief which, if granted, would require very large expenditures. See Item 1,"Business - Governmental Standards". Included among the foregoing matters are the following:


Firestone Matters
-----------------

     On August 9, 2000, Bridgestone/Firestone, Inc. ("Firestone") announced a recall of all Firestone ATX and ATX II tires (P235/75R15) produced in North America since 1991 and Wilderness AT tires of that same size manufactured at Firestone's Decatur, Illinois plant. Firestone estimated that about 6.5 million of the affected tires were still in service on the date the recall was announced. The recall was announced following an analysis by Ford and Firestone that identified a statistically significant incidence of tread separation occurring in the affected tires. Most of the affected tires were installed as original equipment on Ford Explorer sport utility vehicles. We believe that sufficient tires to provide for the completion of the recall were available by the end of November 2000.

     The Safety Administration is investigating this matter both to make a root cause assessment and to determine whether Firestone's recall should be expanded to include other Firestone tires. We are actively cooperating with the Safety Administration in their investigation by providing technical assistance and sharing engineering analysis and root cause analysis.

     In the United States, the recall of certain Firestone tires, most of which were installed as original equipment on Ford Explorers, has led to a significant number of personal injury and class action lawsuits against Ford and Firestone. Plaintiffs in the personal injury cases typically allege that their injuries were caused by defects in the tire that caused it to lose its tread and/or by defects in the Explorer that caused the vehicle to roll over. For those cases involving Explorer rollovers in which damages have been specified, the damages specified by the plaintiffs, including both actual and punitive damages, aggregated approximately $590 million. However, in most of the actions described above, no dollar amount of damages is specified or the specific amount referred to is only the jurisdictional minimum. It has been our experience that in cases that allege a specific amount of damages in excess of the jurisdictional minimum, such amounts, on average, bear little relation to the actual amounts of damages, if any, paid by Ford in resolving such cases.

     In contrast to the cases described in the preceding paragraph, most of the Firestone related class actions have been filed on behalf of persons who have never been in an accident. The class actions seek to expand the scope of the recall to include other tires and to award to consumers the cost of replacing those tires or the alleged diminution in the value of the vehicle caused by the allegedly defective tires or by alleged defects in the Explorer. Typically, the plaintiffs in both the personal injury lawsuits and the class actions seek punitive damages.

     The Company also has been served with shareholder derivative and securities fraud lawsuits. The shareholder derivative actions filed against the Board of Directors and the Company allege that the Company's board members breached their fiduciary duties to the Company and shareholders by failing to inform themselves adequately regarding Firestone tires, failing to take certain actions regarding the design of the Explorer, failing to report problems with Firestone tires and to stop using Firestone tires as original equipment, failing to recall all affected tires in a timely manner, and mismanaging the recall once it was announced. The plaintiffs seek injunctive relief and damages, a return of all director compensation during the period of the alleged breaches, and attorneys' fees.

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

     Several governmental authorities in Venezuela are conducting investigations of accidents in Venezuela involving Explorers equipped with Firestone tires most of which were locally made. Ford of Venezuela implemented a customer satisfaction program in May 2000 to replace all Firestone Wilderness tires on Explorers and light trucks in Venezuela, Columbia and Ecuador. Ford of Venezuela essentially completed the tire replacement customer satisfaction program in Venezuela in December 2000 and in Colombia and Ecuador in March 2001.

     An investigation is being conducted by the prosecutor's office in Caracas to determine whether criminal charges should be brought against any Firestone and Ford of Venezuela directors, officers, and managers following a report submitted by the consumer protection agency of the Venezuelan government, INDECU, to the Venezuelan Attorney General. The report alleged that several unsubstantiated defects in the Explorer had contributed to the rollover accidents as well as recommending an additional investigation because the parties had not taken action sooner. INDECU also has indicated it may open an administrative proceeding to determine if fines up to $11,000 per complaint it has received from consumers should be levied against Firestone and/or Ford of Venezuela.

     A committee of the Venezuelan National Assembly or congress is investigating the cause and handling of the Explorer accidents caused by Firestone tire tread separation and has designated a technical commission composed primarily of Venezuelan university professors to study the causes and provide a report on their findings. This investigation is continuing with full Ford cooperation.


Other Product Liability Matters
-------------------------------

     Occupant Restraint Systems. Ford is a defendant in various actions for damages arising out of automobile accidents where the plaintiffs claim that their injuries resulted from (or were aggravated by) alleged defects in the occupant restraint systems in vehicle lines of various model years. For those cases in which damages have been specified, the damages specified by the plaintiffs, including both actual and punitive damages, aggregated approximately $603 million at December 31, 2000.

     Bronco II. Ford is a defendant in various personal injury lawsuits involving the alleged propensity of Bronco II utility vehicles to roll over. For those cases in which damages have been specified, the damages specified by the plaintiffs, including both actual and punitive damages, aggregated approximately $2.4 billion at December 31, 2000.

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

     Asbestos. We are a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and other products containing asbestos. The plaintiffs in these actions seek damages, including both actual and punitive damages, of approximately $1.7 billion at December 31, 2000. (In some of these actions, the plaintiffs have not specified a dollar amount of damages or the specific amount referred to is only the jurisdictional minimum.) As distinguished from most lawsuits against us, in most of these asbestos-related cases, we are but one of many defendants.


Environmental Matters
---------------------

     General. We have received notices under various federal and state environmental laws that we (along with others) may be a potentially responsible party for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. We also may have been a generator of hazardous substances at a number of other sites. The amount of any such costs or damages for which we may be held responsible could be substantial. The contingent losses that we expect to incur in connection with many of these sites have been accrued and those losses are reflected in our financial statements in accordance with generally accepted accounting principles. However, for many sites, the remediation costs and other damages for which we ultimately may be responsible are not reasonably estimable because of uncertainties with respect to factors such as our connection to the site or to materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation). As a result, we are unable to determine or reasonably estimate the amount of costs or other damages for which we are potentially responsible in connection with these sites, although that total could be substantial.

     MFA Grand Jury Matter. The U.S. Department of Justice ("DOJ"), the EPA and the Federal Bureau of Investigation are investigating the circumstances surrounding Ford's past use of an engine control strategy that improved fuel economy, but had the side effect of increasing nitrogen oxide emissions. The engine control strategy (Managed Fuel Air, or "MFA") was used on 1997 model year Econoline vans (about 60,000 vehicles). In an earlier civil investigation, Ford entered into a consent decree with the DOJ and the EPA and agreed to pay $8 million in fines and special projects, in addition to recalling the Econoline vans. Ford also settled similar issues with CARB. We have met with attorneys and investigators from the government and are cooperating in the investigation.

     Waste Disposal. The EPA has initiated a civil enforcement action against Ford as a result of Ford Venezuela's shipment of industrial wastes from its Valencia Assembly Plant in Venezuela for disposal in Texas. Ford also has received a subpoena and been notified that it is the subject of a grand jury investigation based on the same facts. Ford Venezuela shipped the industrial waste to the U.S. for disposal under the more stringent U.S. disposal requirements because of the unavailability of adequate disposal facilities in Venezuela and to ensure proper disposal of the waste. Although Ford believes that the subject waste is properly classified as non-hazardous under U.S. environmental laws, the EPA contends that even if the wastes do not exhibit any hazardous characteristics, they nevertheless may be the product of a process that is automatically deemed hazardous under applicable regulations. If Ford is determined to have violated EPA regulations regarding the disposal of hazardous wastes, Ford could be required to pay substantial fines which could exceed $100,000. It is impossible at this point in the proceedings to determine what amount, if any, Ford may be required to pay.

     On-Board Diagnostics Investigation. The EPA has notified Ford that the system for monitoring fuel vapor leaks on about 6 million 1997-98 model year vehicles is inadequate and was not described fully in Ford's certification application. The EPA may request that Ford implement a recall to reprogram the monitor.

     Ohio Assembly Plant. In September 1999, the EPA filed an administrative complaint against Ford alleging violations of the Resource Conservation and Recovery Act ("RCRA") at Ford's Ohio Assembly Plant. The alleged violations are related to Ford's storage of hazardous waste and the absence of a leak monitoring program for paint equipment. The EPA has proposed a civil penalty of $303,745. The one remaining count alleging failure to implement a leak monitoring program for paint equipment remains subject to discussion between Ford and the EPA. Subsequent to the Ohio Assembly enforcement action, Ford has received notices of violation alleging the same noncompliance at other facilities. Ford could be required to implement monitoring programs at all U.S. plants at an initial cost of approximately $110,000 and approximately $18,000 each year thereafter.


Class Actions
-------------

     Paint Class Actions. There are two purported class actions pending against Ford in Texas and Illinois alleging claims for fraud, breach of warranty, and violations of consumer protection statutes. The Texas case purports to assert claims on behalf of Texas residents who have experienced paint peeling in certain 1984 through 1992 model year Ford vehicles. The Illinois case purports to assert claims on behalf of residents of all states except Louisiana and Texas who have experienced paint peeling on most 1988 through 1997 model year Ford vehicles. Plaintiffs in both cases contend that their paint is defective and susceptible to peeling because Ford did not use spray primer between the high-build electrocoat ("HBEC") and the color coat. The lack of spray primer allegedly causes the adhesion of the color coat to the HBEC to deteriorate after extended exposure to ultraviolet radiation from sunlight. Plaintiffs in both cases seek unspecified compensatory damages (in an amount to cover the cost of repainting their vehicles and to compensate for alleged diminution in value), punitive damages, attorneys' fees, and interest.

     In the Texas case, Sheldon, the trial court certified a class of Texas owners who experienced paint peeling because of the alleged defect. On May 11, 2000, the Texas Supreme Court reversed the trial court, decertified the class and remanded the case for further proceedings. Plaintiffs have filed a renewed motion for class certification with the trial court. The Illinois case, Phillips, is still in the early stages of litigation and there have been no significant developments in that case. We intend to pursue aggressively summary dismissal and oppose class certification.

     TFI Module Class Actions. There are eight class actions pending in state courts in Alabama, California, Illinois (2 cases), Maryland, Missouri, Tennessee and Washington, alleging defects in thick film ignition modules in more than 22 million vehicles manufactured by Ford between 1983 and 1995. With minor variations based upon state law and differences in the scope of the classes alleged, all of the cases involve the same legal claims and theories. The Howard case in California is the lead case.

     The Howard plaintiffs assert two claims for relief: violations of the California Consumer Legal Remedies Act ("CLRA"), and violations of the California Unfair Competition Law ("UCL"). Both claims are based upon the allegation that Ford intentionally concealed a safety defect in the subject vehicles. The alleged defect is that distributor mounted TFI modules are inordinately prone to failure because they are exposed to excessive heat. Plaintiffs contend that TFI failure causes stalling at highway speeds and that stalling at highway speeds poses an unreasonable risk to motor vehicle safety. They further contend that Ford knew about the alleged defect and concealed it by withholding documents from the Safety Administration during investigations into stalling, secretly settling personal injury lawsuits in which TFI failure was at issue, falsely advertising its vehicles as safe, conducting an owner notification campaign on certain vehicles rather than a safety recall, and failing to report TFI warranty claims and failures to the EPA. Under the CLRA, plaintiffs seek a $1,000 statutory penalty per class member plus punitive damages. Under the UCL, plaintiffs seek a recall or "disgorgement" of the amount Ford saved by not conducting a recall. If plaintiffs are successful on all of their claims, an adverse judgment in California could be as high as $4 billion.

     A jury trial on the CLRA claims in Howard began in May 1999 and ended in November 1999 with a deadlocked jury and a mistrial. If the CLRA claims are retried, the retrial will probably occur in the second quarter of 2001. On October 11, the court, sitting without a jury, found that Ford violated California law by concealing a safety defect. The court ruled that California consumers who paid to replace distributor-mounted TFI modules were entitled to restitution, that Ford would be required to recall the vehicles in the class, and that plaintiffs were entitled to attorneys' fees and expenses. The amountand method of restitution and the nature and scope of the recall will be determined after further hearings to be scheduled before a special master.

     Ford/Citibank Visa Class Action. Following the June 1997 announcement of the termination of the Ford/Citibank credit card rebate program, five purported nationwide class actions and one purported statewide class action were filed against Ford; Citibank is also a defendant in some of these actions. The actions allege damages in an amount up to $3,500 for each cardholder who obtained a Ford/Citibank credit card in reliance on the rebate program and who is precluded from accumulating discounts toward the purchase or lease of new Ford vehicles after December 1997 as a result of the termination of the rebate program. Plaintiffs contend that defendants deceptively breached their contract by unilaterally terminating the program, that defendants have been unjustly enriched as a result of the interest charges and fees collected from cardholders, and further, that defendants conspired to deprive plaintiffs of the benefits of their credit card agreement. Plaintiffs seek compensatory damages, or alternatively, reinstatement of the rebate program, and punitive damages, costs, expenses, and attorneys' fees. The five purported nationwide class actions were filed in state courts in Alabama, Illinois, New York, Oregon, and Washington, and the purported statewide class action was filed in a California state court. The Alabama court has conditionally certified a class consisting of Alabama residents. Ford removed all of the cases to federal court, which consolidated and transferred the cases to federal court in Washington for pretrial proceedings. In October 1999, the federal court dismissed the consolidated proceedings for lack of jurisdiction and sent each action back to the state court in which it originated. We have appealed this ruling. Briefing on the appeal has been completed and we are awaiting oral argument.

     Lease Residual Class Action. In January 1998, in connection with a case pending in Illinois state court, Ford and Ford Credit were served with a summons and intervention counterclaim complaint relating to Ford Credit's leasing practices (Higginbotham v. Ford Credit). The counterclaim plaintiff, Carla Higginbotham, is a member of a class that has been conditionally certified for settlement purposes in Shore v. Ford Credit. In the Shore case, Ford Credit commenced an action for deficiency against Virginia Shore, a Ford Credit lessee. Shore counterclaimed for purported violations of the Truth-in-Leasing Act (alleging that certain lease charges were excessive) and the Truth-in-Lending Act (alleging that the lease lacked clarity). Shore purported to represent a class of all similarly situated lessees. Ford was not a party to the Shore case. Higginbotham objected to the proposed settlement of the Shore case, intervened as a named defendant, filed separate counterclaims against Ford Credit, and joined Ford as an additional counterclaim defendant. Higginbotham asserts claims against Ford Credit for violations of the Consumer Leasing Act, declaratory judgment concerning the enforceability of early termination provisions in Ford Credit's leases, and fraud. She also asserts a claim against Ford Credit and Ford for conspiracy to violate the Truth-in-Lending Act. The Higginbotham counterclaims allege that Ford Credit inflates the residual values of its leased vehicles, which results in lower monthly lease payments but higher termination fees for lessees who exercise their right of early termination. Higginbotham claims that the early termination fees were not adequately disclosed on the lease form and that the fees are excessive and illegal because of the allegedly inflated residual values. She also alleged that Ford dictated the residual values to Ford Credit and thereby participated in an unlawful conspiracy. This case was stayed pending the approval/rejection of the settlement in Shore. Ford Credit has reached individual settlements with the Shore plaintiffs.

     The Illinois court in Higginbotham found that the lease end residual value of Ms. Higginbotham's vehicle was properly valued and, as a result, Ms.
Higginbotham was an inadequate representative for the class. Subsequently, Ms. Higginbotham voluntarily dismissed her intervention counterclaim without prejudice in the Illinois state court and has reactivated her initial suit against Ford Credit (Ford is no longer a party to this suit) in the Florida federal court, pursuing substantially similar claims on behalf of herself and others similarly situated. Consequently, the Higginbotham case is proceeding in Florida and Ford Credit is in the process of responding to discovery requests. In addition, Ford Credit has filed a response to Plaintiff's motion for class certification and has renewed its motion for summary judgment based on information obtained in discovery.

     Retail Lessee Insurance Coverage Class Action. On May 24, 1999, Michigan Mutual Insurance Company was served with a purported class action complaint in federal court in Florida alleging that the

Ford Commercial, General Liability and Business Automobile Insurance Policy, and the Personal Auto Supplement to that policy, provides uninsured/underinsured motorist coverage and medical payments coverage to retail lessees of Ford vehicles (e.g., to Red Carpet lessees). The Company is required to defend and indemnify Michigan Mutual. The complaint rests on an untenable interpretation of the Michigan Mutual policy, which was intended to cover company cars and lease evaluation vehicles. Unfortunately, however, the Florida Court of Appeals in a prior action brought by a single individual, has accepted Plaintiffs' interpretation of the policy. The Florida court's opinion should not be controlling in federal court, however, and Ford has filed a motion for summary judgment based on the policy language and the intention of the parties. Plaintiffs responded to Ford's motion, cross-moved for summary judgment in their favor, moved to amend their complaint, and moved for class certification. A hearing on Ford's motion was held on October 27, 2000, and we expect a decision sometime in 2001.

     Throttle Body Assemblies Class Action. A purported nationwide class action has been filed in Ohio on behalf of all persons who own or lease 1999 Mercury Villagers. The complaint alleges that the vehicle has a defective throttle body assembly that causes the gas pedal to intermittently lock or stick in the closed position. The complaint alleges breach of warranty, negligence, and violation of consumer protection statutes. Plaintiffs seek an order requiring Ford to recall the vehicles. They also seek unspecified compensatory damages, treble damages, attorneys fees, and costs. We are seeking to have the case removed to federal court.

     Hertz Stock Offer Class Actions. Twelve class actions have been filed in Delaware state court on behalf of the minority shareholders of The Hertz Corporation against the Company, The Hertz Corporation, and the directors of Hertz, alleging that the Company breached its fiduciary duties to the minority shareholders of Hertz by offering, on September 20, 2000, $30 per share for the remaining shares of Hertz stock not already owned by the Company. The plaintiffs alleged that the price offered was unfair and inadequate, was not negotiated at arms length and was designed to benefit Ford by "capping" the value of the stock, and would deny them the full value of their stock. They sought to enjoin or rescind the transaction, recover damages and profits, and an award of attorneys' fees. These actions were consolidated on October 19, 2000. In January 2001, we agreed with a special committee of Hertz's board of directors to increase our offer to $35.50 per share. In March 2001, through a cash tender offer and merger transaction, we acquired the publicly held shares of Hertz and, as a result, Hertz has become an indirect, wholly-owned subsidiary of Ford.

     Windstar Transmission Class Actions. Three purported class actions are pending, alleging that Ford marketed, advertised, sold, and leased 1995 Windstars in a deceptive manner by misrepresenting their quality and safety and actively concealing defects in the transmissions. One case is pending in California (state court) and is limited to owners and lessees of that state. Two cases are pending in Illinois (one in federal court and one in state court) and purport to represent owners and lessees from all states. Plaintiffs contend that transmissions in the Windstar have prematurely suffered from shifting problems and acceleration failures, requiring early replacement at substantial expense to owners. The cases assert several statutory and common law theories, and seek several types of relief, including unspecified compensatory damages, punitive damages, and injunctive relief. All three cases are in the very early stage of litigation. Discovery has just begun in California, and has not yet begun in the other two cases.

     Seat Back Class Actions. Four purported statewide class actions have been filed in state courts in Maryland, New Hampshire, New Jersey, and New York against Ford, General Motors Corporation and DaimlerChrysler AG alleging that seat backs with single recliner mechanisms are defective. Plaintiffs in each of these suits allege that seats installed in class vehicles (defined as almost all passenger cars made after 1991) are defective because the seat backs are "unstable and susceptible to rearward collapse in the event of a rear-end collision. The purported class in each state consists of all persons who own a class vehicle and specifically excludes all persons who have suffered personal injury as a result of the rearward collapse of a seat. Plaintiffs allege causes of action for negligence, strict liability, implied warranty, fraud, and civil conspiracy. Plaintiffs also allege violations of the consumer protection statutes in the various states. Plaintiffs seek "compensatory damages measured by the cost of correcting the defect, not to exceed $5,000 for each class vehicle." Ford's motions to dismiss were granted in

Maryland, New Hampshire, and New York; plaintiffs' appeals from these rulings are pending in New York and Maryland. The trial judge in the New Jersey case denied Ford's motion to dismiss, and discovery is proceeding in that case.

     Ford Credit Debt Collection Class Actions. Three class actions have been filed against Ford Credit and PRIMUS Automotive Financial Services, Inc. ("PRIMUS") alleging unfair debt collection practices. In Pertuso v. Ford Credit, a purported nationwide class action, plaintiffs allege that Ford Credit's policies and practices for obtaining reaffirmation agreements violate Federal law and constitute an unfair collection practice. This case was dismissed at the trial court level and that decision was upheld by the appellate court. Plaintiffs have appealed to the United States Supreme Court. Molloy v. PRIMUS and Dubois v. Ford Credit are two nationwide class action lawsuits brought by the same group of plaintiff attorneys. Both cases allege that Ford Credit attempts to collect on discharged, non-reaffirmed debts in violation of the Bankruptcy Code, the Fair Debt Collection Practices Act and the Racketeer Influenced and Corrupt Organization Act. In Molloy, our motion to dismiss was denied and we are proceeding with discovery. In January 2001, the trial court granted our motion to dismiss the Dubois case. We anticipate that plaintiffs will appeal.

     Late Charges Class Actions. There are two class actions, one in California (Cumberland v. Ford Credit) and the other in Oklahoma (Crim v. Ford Credit), in which the plaintiffs are contending that Ford Credit is engaged in unfair business practices by assessing late charges on lease accounts that bear no reasonable relation to our actual costs. In Cumberland (now captioned as Connie Stickles et al. v. Ford Credit) the plaintiff has brought a purported nationwide class action filed in the Superior Court of San Francisco. Plaintiffs are seeking restitution, punitive damages, and injunctive relief. Basically, the claim is that our late charge of 7 1/2 % or $50, whichever is less, is excessive. There has been extensive discovery and the court has granted nationwide class certification. Trial is set to begin in the second quarter 2001. However, due to the unexpected death of our expert witness, Ford Credit has filed a motion for continuance. In Crim, the plaintiff has made similar allegations. After granting a statewide class, the court granted our motion for summary judgment because it found that the plaintiff had voluntarily made the late payments and was, therefore, precluded from bringing this action. We have completed an extensive study of the costs incurred by Ford Credit on delinquent accounts and are confident that we can justify the late charge fee.

     Fair Lending Class Action. Ford Credit has been served with a class action lawsuit in federal court in New York alleging that our pricing practices discriminate against African Americans. Specifically, plaintiffs allege that although Ford Credit's initial credit risk scoring analysis applies objective criteria to calculate the risk-related "Buy Rate," Ford Credit then authorizes dealers to impose a subjective component in its credit pricing system - the Mark-up Policy - to impose additional non-risk charges. It is the alleged subjective mark-up that plaintiffs allege discriminates against African Americans. Ford Credit has filed a motion to dismiss. Ford and Ford Credit believe that Ford Credit's pricing practices are fair and are not discriminatory.

     Performance Management Process Class Action. A purported class action was filed in Wayne County Circuit Court in February 2001 against Ford, alleging that the Company's Performance Management Process unlawfully discriminates against older workers. Individual claims in that case allege other forms of unlawful discrimination. This case is in the early stage of litigation and Ford is preparing its response.

     Reverse Discrimination Class Action. A purported class action was filed in the Eastern District of Michigan in February 2001 against Ford and Jacques Nasser, President and Chief Executive Officer of Ford, alleging reverse discrimination. Plaintiffs claim that the Company's diversity policies and practices discriminate against older white males. This case is in the early stage of litigation and Ford is preparing its response.

Other Matters
-------------

     Red Carpet Lease Terminations. The Florida Attorney General issued a subpoena asking for all Ford Credit Red Carpet Lease ("RCL") early termination accounts going back to 1991. The Florida Attorney General has been investigating leasing practices at the dealership level for years and is representing a consortium of 37 states. The investigation focuses on whether Ford Credit RCL customers who want to terminate leases early and purchase the leased vehicle have been misled by the dealers' alleged improper failure to itemize: (i) the cost to terminating the lease, and (ii) the vehicle purchase price. They claim that because Ford Credit requires the customer to early terminate with the originating dealer, we are conspiring with our dealer to mislead the customer. We believe that Ford Credit's business practices are fair under applicable law, and we are attempting to negotiate a resolution of the matter. There have been numerous and extensive meetings with most of the Attorneys General involved in the 37 state consortium. We are confident that an amicable resolution of this matter will be reached.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Ford held a special meeting of the stockholders of the Company on August 2, 2000. The Special Meeting was held to allow the stockholders to consider and vote on a recapitalization proposal known as Ford's Value Enhancement Plan ("VEP"). The VEP, which was effected through a merger of a wholly-owned subsidiary of Ford into Ford, consisted of the exchange by Ford with its stockholders of cash and new shares of stock for existing shares of stock, resulting in a reshuffling of the capital structure of Ford. The VEP proposal was approved by the stockholders, with 1,436,008,238 votes cast For (86.041%), 226,322,070 votes cast Against (13.561%), and 6,642,569 votes abstained (0.398%). There were no broker non-votes with respect to the proposal. Under the VEP, Ford shareholders exchanged each of their old Ford common or Class B shares for one new Ford common or Class B share, as the case may be, plus, at their election, either $20 in cash, 0.748 additional new Ford common shares, or a combination of $5.17 in cash and 0.555 additional new Ford common shares. As a result of the elections made by shareholders under the VEP, the total cash elected was $5.7 billion and the total number of new Ford common and Class B shares that became issued and outstanding was 1.893 billion.


Item 4A. Executive Officers of Ford

     Our executive officers and their positions and ages at March 15, 2001, unless otherwise noted, are shown in the table below:

                                                                          Present Position
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---

Jacques Nasser*                  President and                             January 1999                    53
                                   Chief Executive Officer
                                   (also a Director)

W. Wayne Booker                  Vice Chairman                             November 1996                   66

James D. Donaldson               Group Vice President-                     January 2000                    58
                                   Global Business Development

Carlos E. Mazzorin               Group Vice President-                     January 2000                    59
                                   Global Purchasing and
                                   South America

James J. Padilla                 Group Vice President-                     January 2000                    54
                                   Global Manufacturing

Richard Parry-Jones              Group Vice President-                     January 2000                    49
                                   Global Product Development
                                   and Quality

Wolfgang Reitzle                 Group Vice President- Premier             March 1999                      51
                                   Automotive Group

Robert L. Rewey                  Group Vice President-                     January 2000                    62
                                   Global Consumer Services and
                                   North America

John M. Rintamaki                Group Vice President and                  January 2000                    59
                                   Chief of Staff

Henry D. G. Wallace              Group Vice President and                  January 2000                    55
                                   Chief Financial Officer

Elizabeth S. Acton               Vice President and Treasurer              October 2000                    49

Marvin W. Adams                  Vice President-Chief                      December 2000                   43
                                   Information Officer

Richard N. Beattie               Vice President-Investor                   September 2000                  46
                                   Relations

Gurminder S. Bedi                Vice President-                           January 2000                    53
                                   North American Truck

William W. Boddie                Vice President-                           January 2000                    55
                                   Global Core Engineering


Item 4A.  Executive Officers of Ford (Continued)

                                                                          Present Position
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---

Mei Wei Cheng                    Vice President-                           January 1999                    51
                                   (President, Ford
                                   Motor (China) Ltd.)

Susan M. Cischke                 Vice President- Environmental January 2001                                47
                                   and Safety Engineering

William J. Cosgrove              Vice President                            July 1999                       55
                                   (Chief of Staff and Chief
                                   Financial Officer, Premier
                                   Automotive Group)

Terrell M. de Jonckheere         Vice President-Ford South                 January 2000                    56
                                   America Operations

Mark Fields                      Vice President                            December 1999                   39


Karen C. Francis**               Vice President -                          April 2001                      40
                                   ConsumerConnect

Louise K. Goeser                 Vice President-Quality                    March 1999                      47

Janet M. Grissom                 Vice President-                           January 1998                    51
                                   Washington Affairs

Elliott S. Hall                  Vice President-                           July 1998                       62
                                   Dealer Development

Lloyd E. Hansen                  Vice President and Controller             October 2000                    52

Earl J. Hesterberg               Vice President-                           June 1999                       47
                                   (Vice President, Marketing,
                                   Sales and Service, Ford of
                                   Europe, Inc.)

Mark W. Hutchins                 Vice President-                           July 1998                       55
                                   (President, Lincoln and Mercury)

I. Martin Inglis                 Vice President- Ford                      January 2000                    50
                                   North America

Michael D. Jordan                Vice President-                           January 1999                    54
                                   (President, Automotive Consumer
                                   Services Group)

Brian P. Kelley                  Vice President- Global                    March 2001                      40
                                   Consumer Services

Janet E. Klug                    Vice President - Global Marketing         March 2001                      41


Vaughn A. Koshkarian             Vice President-Ford Asia                  January 2000                    60
                                   Pacific Operations



Item 4A.  Executive Officers of Ford (Continued)

                                                                           Present Position
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---

Roman J. Krygier              Vice President-                              January 1999                    58
                                   Powertrain Operations

Martin Leach                     Vice President-                           January 2000                    43

                                   (VP, Product Development,
                                   Ford of Europe, Inc.)

Kathleen A. Ligocki              Vice President-Mexico                     January 2001                    44
                                   (President and CEO)

Malcolm S. Macdonald             Vice President-Finance                    October 2000                    60
                                   and Treasury Matters

J.C. Mays                        Vice President-Design                     October 1997                    46

David L. Murphy                  Vice President-                           January 1999                    55
                                   Human Resources

James G. O'Connor                Vice President                            June 1998                       58
                                   (President, Ford Division)

Helen O. Petrauskas              Vice President-Environmental              March 1983                      56
                                   and Safety Engineering

Dennis E. Ross                   Vice President and                        October 2000                    50
                                   General Counsel

Shamel T. Rushwin                Vice President-Vehicle                    March 1999                      53
                                    Operations

Nicholas V. Scheele              Vice President-                           February 1999                   57
                                   (Chairman, Ford of Europe, Inc.)

Gerhard F. A. Schmidt**          Vice President - Research                 April 2001                      55

Anne Stevens**                   Vice President - North America            April 2001                      52
                                   Assembly Operations


Frank M. Taylor                  Vice President- Material                  July 1999                       53
                                   Planning and Logistics

Chris P. Theodore                Vice President- North                     January 2000                    50
                                   America Car

David W. Thursfield              Vice President-                           January 2000                    55
                                   (President and CEO,
                                   Ford of Europe, Inc.)

Alex P. Ver                      Vice President- Advanced                  January 2000                    54
                                   Manufacturing Engineering




Item 4A.  Executive Officers of Ford (Continued)

                                                                          Present Position
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---


Jason H. Vines                   Vice President-                           February 2000                   41
                                   Communications

Donald A. Winkler                Vice President-                           October 1999                    52
                                   (Chairman and CEO, Ford
                                   Motor Credit Company)


James A. Yost                    Vice President-Strategy                   December 2000                   51

Martin B. Zimmerman              Vice President-                           January 1999                    54
                                   Governmental Affairs

Rolf Zimmermann**                Vice President - Craftsmanship            April 2001                      54
                                   and Launch, Ford of Europe

__________________
* Also a member of the Finance Committee and the Nominating and Governance Committee of the Board of Directors.
**   Appointment to be effective April 1, 2001.

     All of the above officers, except those noted below, have been employed by Ford or its subsidiaries in one or more capacities during the past five years. Described below are the positions (other than those with Ford or its subsidiaries) held by those officers who have not been with Ford or its subsidiaries for five years:

o Mr. Adams was Executive Vice President, Bank One Operations and Technology, Bank One from February 1997 until December 2000. From June 1996 until February 1997 he was Chief Information Officer of Frontier Communications Corporation and from April 1994 to June 1996 he served as President, Bank One Financial Card Services Corporation.

o Mr. Cheng was President and Regional Executive of GE Appliances Ltd. in Hong Kong from October 1996 until January 1998. From September 1994 until September 1996 he was President of General Electric China.

o Ms. Cischke was Senior Vice President, Regulatory Affairs and Passenger Car Operations, DaimlerChrysler from October 1999 until January 2001. From December 1996 until September 1999, she served as Vice President, Vehicle Certification, Compliance and Safety Affairs, DaimlerChrysler.

o Ms. Francis was Managing Director and Chief Marketing Officer, Internet Capital Group from May 2000 until April 2001. From 1998 until May 2000 she served as General Manager, Oldsmobile, General Motors Corporation.

o Ms. Goeser served as General Manager, Refrigeration Product Team Whirlpool Corporation, Whirlpool North American Appliance Group, from September 1996 until March 1999. From January 1994 until September 1996, she served as Vice President, Corporate Quality, Whirlpool Corporation.

o Ms. Ligocki served as Vice President, Strategy and Worldwide Sales, United Technologies Automotive from February 1997 to August 1998. From June 1996 to February 1997 she served as Vice President and General Manager, United Technologies Motor Systems. From March 1996 to April 1996 she was Senior Vice President and Chief Financial Officer, Walt Disney Imagineering and from October 1994 until March 1996 she served as Director, Manufacturing and Purchasing, United Technologies Carrier Corporation.

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

o Ms. Klug served as Senior Vice President, Account Director, Lou Burnett Advertising from 1997 until July 1998. From 1994 until July 1997, she served as Vice President, Account Director, Lou Burnett Advertising.

o Mr. Mays was Vice President of Design Development at SHR Perceptual Management in Scottsdale, Arizona from 1995 to October 1997. Prior to that he was design director responsible for worldwide design strategy, development and execution for Audi AG.

o Dr. Reitzle served as a member of the Board of Management of BMW AG, Market and Product from March 1998 to February 1999. He served as Chairman of Rover Group Board from October 1995 to March 1997 and was a member of the Board of Management of BMW AG, Research and Development from July 1987 to October 1995.

o Mr. Rushwin served as Vice President-International Manufacturing and Minivan Assembly Operations at DaimlerChrysler AG and its predecessors from October 1994 until March 1999.

o Dr. Schmidt served as Senior Vice President, Vehicle Integration, BMW from August 2000 until April 2001. He was Senior Vice President, Powertrain Development, BMW from 1990 until August 2000.

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

o Mr. Vines served as Vice President - External Affairs, Nissan North America from April 1998 until February 2000. From 1993 until 1995 while an employee of Chrysler Corporation, he served as Public Relations Executive with the American Automobile Manufacturers Association. From 1995 to April 1998 he held a variety of labor relations, domestic/international public relations, speechwriting and internal communication positions with Chrysler Corporation.

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

     The table below shows the high and low sales prices for our Common Stock and the dividends we paid per share of Common and Class B Stock for each quarterly period in 2000 and 1999.

                                                    2000                                         1999
                                  -----------------------------------------    ------------------------------------------
                                   First     Second     Third     Fourth        First      Second      Third     Fourth
                                  Quarter    Quarter   Quarter    Quarter      Quarter    Quarter     Quarter   Quarter
                                  -------    -------   -------    -------      -------    -------     -------   -------
Common Stock price per share*
    High                            $30.33    $31.46     $29.88    $27.00        $36.54    $37.30      $32.22     $30.16
    Low                              22.12     23.08      23.63     21.69         30.36     28.92       25.42      26.65

Dividends per share of
   Common and Class B Stock*        $0.286    $0.286     $0.286    $0.30         $0.263    $0.263      $0.263     $0.286

___________________________
* New York Stock Exchange composite interday prices as provided by the www.NYSEnet.com price history database. All prices and dividends prior to August 9, 2000 have been adjusted to reflect the effects of the Value Enhancement Plan and all prices prior to June 30, 2000 have been adjusted to reflect the Visteon spin-off.

     As of February 26, 2001, stockholders of record of Ford included 180,523 holders of Common Stock (which number does not include 38,743 former holders of old Ford Common Stock who have not yet tendered their shares pursuant to the
VEP) and 109 holders of Class B Stock.

     During 2000, we sold 500,520 shares of our Common Stock in private transactions that were not registered with the Securities and Exchange Commission. These transactions were exempt from registration requirements because they were private placements under Section 4(2) of the Securities Act of 1933, as amended. These shares were sold in several, unrelated transactions to owners of an automotive dealership, automotive recycling businesses, and other businesses in exchange for those businesses. The consideration we received for the shares was equal to the market value of the shares at the time of the transactions.

Item 6. Selected Financial Data
-------------------------------

     The following tables set forth selected financial data and other data concerning Ford for each of the last five years (dollar amounts in millions, except per share amounts). 1996-1999 data (except employee data) have been restated to reflect Visteon as a discontinued operation.


SUMMARY OF OPERATIONS
                                                    2000           1999          1998          1997         1996
                                                    ----           ----          ----          ----         ----
Automotive sector
Sales                                           $141,230       $135,073      $118,017      $121,976     $116,886
Operating income                                   5,226          7,214         5,567         6,164        1,928
Income before income taxes                         5,267          7,275         5,842         6,267        1,967
Net income                                         3,624          4,986         4,049         4,203        1,271

Financial Services sector
Revenues                                         $28,834        $25,585       $25,333       $30,692      $28,968
Income before income taxes                         2,967          2,579        18,438         3,857        4,222
Net income a/,b/,c/                                1,786          1,516        17,319         2,206        2,791

Total Company
Income before income taxes                        $8,234         $9,854       $24,280       $10,124      $ 6,189
Provision for income taxes                         2,705          3,248         2,760         3,436        1,943
Minority interests in net income of
  subsidiaries                                       119            104           152           279          184
                                                 -------        -------      --------      --------     --------
Income from continuing operations
   a/, b/, c/                                      5,410          6,502        21,368         6,409        4,062
Income from discontinued operation                   309            735           703           511          384
Loss on spin-off of discontinued operation        (2,252)             -             -             -            -
                                                 -------        -------       -------       -------      -------
Net income/(loss)                                $ 3,467        $ 7,237       $22,071       $ 6,920      $ 4,446
                                                 =======        =======       =======       =======      =======


Total Company Data Per Share of Common
and Class B Stock  d/

Basic:
Income/(loss) from continuing operations           $3.66          $5.38        $17.59         $5.32        $3.40
Income/(loss) before cumulative effects
   of changes in accounting principles              2.34           5.99         18.17          5.75         3.73
Net income/(loss)                                   2.34           5.99         18.17          5.75         3.73

Diluted:
Income/(loss) from continuing operations           $3.59          $5.26        $17.19         $5.20        $3.32
Income/(loss) before cumulative effects
   of changes in accounting principles              2.30           5.86         17.76          5.62         3.64
Net income/(loss)                                   2.30           5.86         17.76          5.62         3.64

Cash dividends e/                                  $1.80          $1.88         $1.72        $1.645        $1.47
Common stock price range (NYSE)
  High                                             31.46          37.30         33.76         18.34        13.59
  Low                                              21.69          25.42         15.64         10.95         9.94
Average number of shares of Common and
  Class B stock outstanding (in millions)          1,483          1,210         1,211         1,195        1,179

- - - - -
a/   1998 includes a non-cash gain of $15,955  million that resulted from Ford's spin-off of The Associates.
b/   1997 includes a gain of $269 million on the sale of Hertz Common Stock.
c/   1996 includes a gain of $650 million on the sale of The Associates'  Common
     Stock.
d/   Share data have been adjusted to reflect stock  dividends and stock splits.
     Common  stock price range  (NYSE) has been  adjusted to reflect the Visteon spin-off,  a recapitalization  known as our Value Enhancement Plan, and The
     Associates Spin-off.
e/   Adjusted  for the Value  Enhancement  Plan  effected in August  2000,  cash dividends were $1.16 per share in 2000.


Item 6.  Selected Financial Data (Continued)

SUMMARY OF OPERATIONS
(continued)

                                                    2000           1999          1998          1997         1996
                                                    ----           ----          ----          ----         ----
Total Company Balance
  Sheet Data at Year-End

Assets
  Automotive sector                             $ 95,343       $ 99,201      $ 83,911      $ 80,339     $ 75,008
  Financial Services sector                      189,078        171,048       148,801       194,018      183,209
                                                --------       --------      --------      --------     --------
    Total assets                                $284,421       $270,249      $232,712      $274,357     $258,217
                                                ========       ========      ========      ========     ========
Long-term debt
  Automotive                                    $ 11,769       $ 10,398      $  8,589      $  6,964     $  6,385
  Financial Services                              87,118         67,517        55,468        73,198       70,641
Stockholders' equity                              18,610         27,604        23,434        30,787       26,765

Total Company Facility
  and Tooling Data
Capital expenditures for
  facilities (excluding
  special tools)                                $  5,315       $  4,332      $  4,369      $  4,906     $  4,529
Depreciation                                      12,915         11,846        10,890         9,865        9,070
Expenditures for special tools                     3,033          3,327         3,388         2,894        3,154
Amortization of special tools                      2,451          2,459         2,880         3,126        3,211

Total Company Employee
  Data - Worldwide
Payroll                                         $ 17,983       $ 18,390      $ 16,757      $ 17,187     $ 17,616
Total labor costs                                 25,653         26,881        25,606        25,546       25,689
Average number of employees                      345,991        374,093       342,545       363,892      371,702

Total Company Employee
  Data - U.S. Operations
Payroll                                         $ 11,203       $ 11,418      $ 10,548      $ 10,840     $ 10,961
Average number of employees                      163,236        173,045       171,269       189,787      189,718

Average hourly labor costs  f/
  Earnings                                      $  26.73       $  25.58      $  24.30      $  22.95     $  22.30
  Benefits                                         21.71          21.79         21.42         20.60        19.47
                                                --------       --------      --------      --------     --------
    Total hourly labor costs                    $  48.44       $  47.37      $  45.72      $  43.55     $  41.77
                                                ========       ========      ========      ========     ========
- - - - -

f/   Per hour worked (in dollars).  Excludes data for subsidiary companies.


SUMMARY OF VEHICLE UNIT SALES a/
(in thousands)                                      2000           1999          1998          1997         1996
                                                    ----           ----          ----          ----         ----
North America
    United States
      Cars                                         1,775          1,725         1,563         1,614        1,656
      Trucks                                       2,711          2,660         2,425         2,402        2,241
                                                   -----          -----         -----         -----        -----
      Total United States                          4,486          4,385         3,988         4,016        3,897

    Canada                                           300            288           279           319          258
    Mexico                                           147            114           103            97           67
                                                   -----          -----         -----         -----        -----
      Total North America                          4,933          4,787         4,370         4,432        4,222

Europe
    Britain                                          476            518           498           466          516
    Germany                                          320            353           444           460          436
    Italy                                            222            209           205           248          180
    Spain                                            180            180           155           155          155
    France                                           158            172           171           153          194
    Other countries                                  606            528           377           318          339
                                                   -----          -----         -----         -----        -----
      Total Europe                                 1,962          1,960         1,850         1,800        1,820

Other international
    Brazil                                           134            117           178           214          190
    Australia                                        125            125           133           132          138
    Taiwan                                            63             56            77            79           86
    Argentina                                         49             60            97           147           64
    Japan                                             26             32            25            40           52
    Other countries                                  132             83            93           103           81
                                                   -----          -----         -----         -----        -----
      Total other international                      529            473           603           715          611

Total worldwide vehicle
  unit sales                                       7,424          7,220         6,823         6,947        6,653
                                                   =====          =====         =====         =====        =====

- - - - -
a/ Vehicle unit sales generally are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

In addition to specific explanations discussed below, comparisons between our 2000 and 1999 fourth quarter and full year results are affected by the following important events:

     o On August 7, 2000, we announced the final results of our recapitalization, known as our Value Enhancement Plan ("VEP"), which became effective on August 2, 2000. Under the VEP, Ford shareholders exchanged each of their old Ford Common or Class B shares for one new Ford Common or Class B share, as the case may be, plus, at their election, either $20 in cash, 0.748 additional new Ford Common shares, or a combination of $5.17 in cash and 0.555 additional new Ford Common shares. As a result of the elections made by shareholders under the VEP, the total cash elected was $5.7 billion and the total number of new Ford Common and Class B shares that became issued and outstanding was 1.893 billion. See Note 3 of our Notes to Consolidated Financial Statements for a description of the effect of the VEP on earnings per share.

     o On June 30, 2000, we purchased the Land Rover business from the BMW Group. Land Rover's results and financial condition are included in our financial statements on a consolidated basis beginning in the third quarter of 2000.

     o On June 28, 2000, we distributed 130 million shares of Visteon Corporation, which represented our 100% ownership interest, by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock. Visteon has been reflected as a discontinued operation through June 30, 2000. Our third and fourth quarter 2000 results and financial condition exclude completely Visteon's results and financial condition.

     o On March 31, 1999, we purchased AB Volvo's worldwide passenger car business ("Volvo Car"). Volvo Car's results and financial condition have been included in our financial statements on a consolidated basis since the second quarter of 1999.

FOURTH QUARTER 2000 RESULTS OF OPERATIONS

     Our worldwide net income was $1,077 million in the fourth quarter of 2000, or $0.57 per diluted share of Common and Class B Stock. In the fourth quarter of 1999, earnings from continuing operations were $1,711 million, or $1.39 per diluted share. Worldwide sales and revenues were $42.6 billion in the fourth quarter of 2000, down $1.3 billion, reflecting primarily lower unit volume. Unit sales of cars and trucks were 1,840,000 units, down 79,000 units, reflecting primarily lower production in North America in response to weaker demand.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Results of our operations by business sector for the fourth quarter of 2000 and 1999 are shown below (in millions):

                                                                                    Fourth Quarter
                                                                                      Net Income
                                                                        ---------------------------------------
                                                                                                     2000
                                                                                                 Over/(Under)
                                                                           2000        1999          1999
                                                                        ---------- ------------ ---------------
                  Automotive sector                                      $  629      $1,354        $(725)
                  Financial Services sector                                 448         357           91
                                                                         ------      ------        -----
                  Income from continuing operations                      $1,077      $1,711        $(634)

                  Income from discontinued operation                          -          95          (95)
                                                                         ------      ------        -----

                  Total Company net income                               $1,077      $1,806        $(729)
                                                                         ======      ======        =====


Automotive Sector
-----------------

     Worldwide earnings for our Automotive sector were $629 million in the fourth quarter of 2000 on sales of $35.1 billion. Earnings in the fourth quarter of 1999 were $1,354 million on sales of $37.3 billion.

     Details of our Automotive sector earnings for the fourth quarter of 2000 and 1999 are shown below (in millions):

                                                                                    Fourth Quarter
                                                                                  Net Income/(Loss)
                                                                        ---------------------------------------
                                                                                                     2000
                                                                                                 Over/(Under)
                                                                           2000        1999          1999
                                                                        ---------- ------------ ---------------
                  North American Automotive                               $  607      $1,474       $(867)

                  Automotive Outside North America
                  - Europe                                                    33         (30)         63
                  - South America                                            (31)       (100)         69
                  - Rest of World                                             20          10          10
                                                                          ------      ------       -----
                   Total Automotive Outside
                    North America                                             22        (120)        142
                                                                          ------      ------       -----

                     Total Automotive sector                              $  629      $1,354       $(725)
                                                                          ======      ======       =====

     The decrease in our fourth quarter Automotive sector earnings in North America reflects primarily lower industry volume and market share and less favorable product mix.

     The improved fourth quarter results in Europe reflect continued cost reductions. The improvement in South America reflects primarily cost reductions and improved product mix.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Financial Services Sector
-------------------------

     Details of our Financial Services sector earnings are shown below (in millions):

                                                                                   Fourth Quarter
                                                                                  Net Income/(Loss)
                                                                        --------------------------------------
                                                                                                    2000
                                                                                                Over/(Under)
                                                                           2000        1999         1999
                                                                        ----------- ----------- --------------
                  Ford Credit                                              $410        $309        $101
                  Hertz                                                      56          60          (4)
                  Minority Interests, Eliminations,
                   and Other                                                (18)        (12)         (6)
                                                                           ----        ----        ----

                     Total Financial Services sector                       $448        $357        $ 91
                                                                           ====        ====        ====

                  Memo: Ford's share of earnings in Hertz                  $ 45        $ 49        $ (4)

     Ford Credit's consolidated net income in the fourth quarter of 2000 was $410 million, up $101 million or 33% from 1999. The increase in earnings reflects primarily higher volume and an improved net financing margin, offset partially by higher credit losses.

     Earnings at Hertz in the fourth quarter of 2000 were $56 million (of which $45 million was Ford's share), compared with earnings of $60 million (of which $49 million was Ford's share) a year ago. The profit decline reflects increased pricing competition in the U.S. car rental and equipment rental businesses.

FULL-YEAR 2000 RESULTS OF OPERATIONS

     Our worldwide revenues were $170.1 billion in 2000, up $9.4 billion from 1999. We sold 7,424,000 cars and trucks in 2000, up 204,000 units, reflecting primarily the addition of Land Rover and strong U.S. industry sales.

     Results of our operations by business sector for 2000, 1999, and 1998 are shown below (in millions):

                                                                                 Net Income/(Loss)
                                                                        -------------------------------------

                                                                           2000         1999         1998
                                                                        ------------ -----------  -----------
                  Automotive sector                                      $ 3,624      $ 4,986      $ 4,049
                  Financial Services sector (excluding
                     The Associates)                                       1,786        1,516        1,187
                  Gain on spin-off of The Associates                           -            -       15,955
                  The Associates (net of Minority Interest)                    -            -          177*
                                                                         -------      -------      -------

                  Income from continuing operations                      $ 5,410      $ 6,502      $21,368

                  Income from discontinued operation                         309          735          703
                  Loss on spin-off of discontinued operation              (2,252)           -            -
                                                                         -------      -------      -------

                   Total Company net income                              $ 3,467      $ 7,237      $22,071
                                                                         =======      =======      =======
                  _ _ _ _ _
                  * Through March 12, 1998

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     The following unusual items were included in our 2000, 1999, and 1998 income from continuing operations (in millions):

                                                                           Automotive Sector
                                                       -----------------------------------------------------------
                                                                                              Rest       Total     Financial
                                                          North                  South         Of         Auto      Services
                                                         America     Europe     America      World       Sector      Sector
                                                       ----------- ---------- ------------ ----------- ----------- -----------
2000
----
- Asset impairment and restructuring costs for
   Ford brand operations in Europe in the
   second quarter                                                  $(1,019)                            $(1,019)
- Inventory-related profit reduction for Land
   Rover in the third quarter                          $   (13)        (76)                  $(17)        (106)
- Write-down of assets associated with the
   Nemak joint venture in the fourth quarter              (133)                                           (133)
                                                       -------     -------      -----        ----      -------      -------
 Total 2000 unusual items                              $  (146)    $(1,095)         -        $(17)     $(1,258)     $     -
                                                       =======     =======      =====        ====      =======      =======
------------------------------------------------------------------------------------------------------------------------------
1999
----
- Gain from the sale of our interest in
   AutoEuropa to Volkswagen AG in the first
   quarter                                                         $   165                             $   165
- Inventory-related profit reduction for Volvo
   Car in the second quarter                           $   (16)       (125)                  $ (5)        (146)
- Visteon-related postretirement adjustment in
   the third quarter (incl. in Total Auto sector)                                                         (125)
- Employee separation costs in the third
   Quarter                                                 (79)                                            (79)     $   (23)
- Lump-sum payments relating to ratification of
   the 1999 United Auto Workers and Canadian
   Auto Workers contracts in the fourth
   quarter                                                 (80)                                            (80)
                                                       -------     -------      -----        ----      -------      -------
 Total 1999 unusual items                              $  (175)    $    40          -        $ (5)     $  (265)     $   (23)
                                                       =======     =======      =====        ====      =======      =======
------------------------------------------------------------------------------------------------------------------------------
1998
----
- Non-cash gain from our spin-off of
   The Associates in the first quarter                                                                              $15,955
- Employee separation costs in the fourth
   Quarter                                             $  (225)    $  (135)      $(81)                 $  (441)          (6)
- Write-off of our net exposure in Kia Motors
   Company in the fourth quarter                           (42)                              $(44)         (86)
- Charge in the fourth quarter to transfer our
   Batavia, Ohio transmission plant to a new
   joint venture company formed by
   ZF Friedrichshafen AG and us to manufacture
   continuously variable transmissions                     (73)                                            (73)
                                                       -------     -------       ----        ----      -------      -------
 Total 1998 unusual items                              $  (340)    $  (135)      $(81)       $(44)     $  (600)     $15,949
                                                       =======     =======       ====        ====      =======      =======

Excluding these unusual items, income from continuing operations would have been $6,668 million in 2000, compared with $6,790 million in 1999 and $6,019 million in 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


     We established and communicated the financial milestones listed below for 2000. Our results against these milestones, excluding the unusual items described above, are listed below.

                                2000 Milestone                            Actual Result          Over/(Under) 1999
                                --------------                            -------------          -----------------

     Total Company
     -------------
     - Total Shareholder
         Returns                Top quartile of S&P 500 over time              -16%
     - Revenue                  Grow $5 billion                              $170 billion                  $9 billion

     Automotive
     ----------
     - North America            Record earnings                            $5,032 million              $(563) million
     - Europe                   Improve results                             $(35) million               $(45) million
     - South America            Improve results                            $(240) million                $204 million
     - Rest of World            Improve results                              $125 million                 $35 million
     - Total Costs              Reduce $1 billion                            $500 million
     - Capital Spending         $8 billion (excluding Visteon)               $7.4 billion                $0.3 billion
     - Visteon                  Achieve independence                      Spun-off June 28, 2000

     Financial Services
     ------------------
     - Ford Credit              Grow earnings 10%                          $1,536 million               +22%
                                Improve return on equity                      13.1%                  1.6 points
     - Hertz                    Record earnings                              $358 million           $22 million


AUTOMOTIVE SECTOR RESULTS OF OPERATIONS

     Details of our Automotive sector earnings from continuing operations for 2000, 1999, and 1998 are shown below (in millions):

                                                                                 Net Income/(Loss)
                                                                        ------------------------------------

                                                                           2000        1999        1998
                                                                        ---------- ------------ ------------
                  North American Automotive                              $ 4,886      $5,418      $3,997

                  Automotive Outside North America
                  - Europe                                                (1,130)         50         151
                  - South America                                           (240)       (444)       (278)
                  - Rest of World                                            108          87         179
                                                                         -------      ------      ------
                   Total Automotive Outside
                    North America                                         (1,262)       (307)         52

                  Visteon-related postretirement adjustment                    -        (125)          -
                                                                         -------      ------      ------

                     Total Automotive sector                             $ 3,624      $4,986      $4,049
                                                                         =======      ======      ======

2000 Compared with 1999
-----------------------

     Worldwide  earnings from  continuing  operations for our Automotive  sector were $3,624 million in 2000 on sales of $141 billion, compared with $4,986 million in 1999 on sales of $135 billion. The decrease in earnings reflects asset impairment and restructuring charges in Europe and lower earnings in North America, offset partially by improved results in South America. Adjusted for constant volume and mix, our total costs in the Automotive sector declined $500 million compared with 1999.

     Our Automotive sector earnings from continuing operations in North America were $4,886 million in 2000 on sales of $103.9 billion, compared with $5,418 million in 1999 on sales of $99.2 billion. The earnings deterioration reflects primarily costs associated with the Firestone tire recall and higher warranty

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

costs related to our 3.8 liter engine, offset partially by increased volume. The after-tax return on sales for our Automotive sector in North America was 4.8% in 2000, down 7/10 of a percentage point from 1999.

     In 2000, approximately 17.8 million new cars and trucks were sold in the United States, up from 17.4 million units in 1999. Our share of those unit sales was 23.7% in 2000, down 1/10 of a percentage point from a year ago.

     Our Automotive sector losses in Europe were $1,130 million from continuing operations in 2000, compared with earnings of $50 million a year ago. The decline reflects primarily the second quarter 2000 charge of $1,019 million related to asset impairment and restructuring costs for Ford brand operations (see Note 19 of our Notes to Consolidated Financial Statements).

     In 2000, approximately 17.8 million new cars and trucks were sold in our nineteen primary European markets, down from 18.2 million units in 1999. Our share of those unit sales was 10% in 2000, down 2/10 of a percentage point from a year ago, reflecting primarily an increase in market share related to our acquisitions of Volvo Car and Land Rover, offset by a decrease in market share of Ford brand. The decrease in our Ford brand share reflects primarily continued aggressive competition.

     Our Automotive sector in South America lost $240 million from continuing operations in 2000, compared with a loss of $444 million in 1999. The improvement reflects primarily higher vehicle margins resulting from cost reductions and improved product mix and pricing.

     In 2000, approximately 1.5 million new cars and trucks were sold in Brazil, compared with 1.3 million in 1999. Our share of those unit sales was 9.1% in 2000, down 6/10 of a percentage point from a year ago. The decline in market share reflects increased competition.

     Automotive  sector  earnings  from  continuing   operations  outside  North
America, Europe, and South America ("Rest of World") were $108 million in 2000, compared with earnings of $87 million in 1999.

     New car and truck sales in Australia, our largest market in Rest of World, were approximately 788,000 units in 2000, essentially unchanged from a year ago. In 2000, our combined car and truck market share in Australia was 15.4%, down
1.1 percentage points from 1999, reflecting primarily strong competitive pressures.

1999 Compared with 1998
-----------------------

     Worldwide earnings from continuing operations for our Automotive sector were $4,986 million in 1999 on sales of $135 billion, compared with $4,049 million in 1998 on sales of $118 billion. The increase in earnings reflected improved results in North America, offset partially by lower earnings in all other geographic markets. Adjusted for constant volume and mix, our total costs in the Automotive sector declined $1 billion compared with 1998.

     Our Automotive sector earnings from continuing operations in North America were $5,418 million in 1999 on sales of $99.2 billion, compared with $3,997 million in 1998 on sales of $86.7 billion. The earnings improvement reflected primarily increased sales volume, an improved mix of light trucks and luxury cars, lower costs, and the non-recurrence of 1998's unusual items, offset partially by higher interest expense, lump-sum payments related to the ratification of union contracts in 1999, and costs related to employee separation programs in 1999. The after-tax return on sales for our Automotive sector in North America was 5.5% in 1999, up 8/10 of a percentage point from 1998.

     In 1999, approximately 17.4 million new cars and trucks were sold in the United States, up from 16 million units in 1998. Our share of those unit sales was 23.8%, down 8/10 of a percentage point. The

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

decrease in market share reflected primarily capacity constraints on several key products due to strong demand in the United States market.

     Our Automotive sector earnings from continuing operations in Europe were $50 million in 1999, $101 million worse than in 1998. The deterioration was explained by lower market share for Ford-branded vehicles, primarily Mondeo and Fiesta, and unfavorable vehicle mix, offset partially by the non-recurrence of employee separation costs in 1998, lower taxes, the impact of unusual items in 1999, and the addition of Volvo Car.

     In 1999, approximately 18.2 million new cars and trucks were sold in our nineteen primary European markets, up from 17.2 million units in 1998. Our share of those unit sales was 10.2% in 1999, up 2/10 of a percentage point from the prior year. The increase in our share was more than explained by the addition of Volvo Car.

     Our Automotive sector in South America lost $444 million from continuing operations in 1999, compared with losses of $278 million in 1998. The decline in earnings reflected primarily lower industry sales, lower market share in Brazil, weak economic conditions, devaluation of the Brazilian currency, and increased competition, offset partially by lower costs and the non-recurrence of employee separation costs in 1998.

     In 1999, approximately 1.3 million new cars and trucks were sold in Brazil, compared with 1.6 million in 1998. Our share of those unit sales was 9.7% in 1999, down 3.4 percentage points from 1998, reflecting increased competition.

     Automotive sector earnings from continuing operations in Rest of World were $87 million in 1999, down $92 million from 1998. The decline in earnings reflected primarily higher taxes and lower sales volume, offset partially by our share of the profit improvement at Mazda and the non-recurrence of a write-off of our net exposure to Kia Motors Company in 1998.

     New car and truck sales in Australia, our largest market in Rest of World, were approximately 787,000 units in 1999, down 3% from 1998. In 1999, our combined car and truck market share in Australia was 16.5%, up 4/10 of a percentage point.


FINANCIAL SERVICES SECTOR RESULTS OF OPERATIONS

     Earnings of our Financial Services sector consist primarily of two segments, Ford Credit and Hertz. Details of our Financial Services sector earnings for 2000, 1999, and 1998 are shown below (in millions):

                                                                        Net Income/(Loss)
                                                                -----------------------------------
                                                                   2000        1999        1998
                                                                ----------- ---------- ------------
                  Ford Credit                                    $1,536      $1,261      $ 1,084
                  Hertz                                             358         336          277
                  Minority Interests, Eliminations,
                   and Other                                       (108)        (81)        (174)
                                                                 ------      ------      -------
                     Financial Services (excluding
                       The Associates)                            1,786       1,516        1,187
                  The Associates (net of Minority Interest)           -           -          177*
                  Gain on spin-off of The Associates                  -           -       15,955
                                                                 ------      ------      -------

                     Total Financial Services sector             $1,786      $1,516      $17,319
                                                                 ======      ======      =======

                  Memo: Ford's share of earnings in Hertz        $  292      $  273      $   224

                  _ _ _ _ _
                  * Through March 12, 1998

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


2000 Compared with 1999
-----------------------

     Ford Credit's consolidated net income in 2000 was $1,536 million, up $275 million or 22% from 1999. Compared with 1999, the increase in earnings reflects primarily improved net financing margins and a higher level of receivables, offset partially by higher credit losses and operating costs.

     Earnings at Hertz in 2000 were $358 million (of which $292 million was Ford's share). In 1999, Hertz had earnings of $336 million (of which $273 million was Ford's share). The increase in earnings reflects primarily strong volume-related performance, offset partially by downward pricing pressure and higher interest costs.

1999 Compared with 1998
-----------------------

     Ford Credit's consolidated net income in 1999 was $1,261 million, up $177 million or 16% from 1998. Compared with 1998, the increase in earnings reflected primarily higher financing volumes and improved credit loss performance, offset partially by increased operating costs. Higher operating costs reflected primarily operating costs of recent acquisitions, costs associated with the restructuring of financing operations, and employee separation programs.

     Earnings at Hertz in 1999 were $336 million (of which $273 million was Ford's share). In 1998, Hertz had earnings of $277 million (of which $224 million was Ford's share). The increase in earnings reflected primarily strong demand, improved car rental pricing, and continuing cost efficiency improvements.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

     At December 31, 2000, our Automotive sector had $16.5 billion of cash and marketable securities, down $5.2 billion from December 31, 1999, more than explained by distributions for the Value Enhancement Plan ($5.6 billion), share repurchases ($1.1 billion), and acquisitions ($2.7 billion, mainly Land Rover). In addition to the cash on the balance sheet, we pre-funded certain employee health benefit obligations in a Voluntary Employee Beneficiary Association trust totaling $3.7 billion at December 31, 2000. In the first quarter and early second quarter of 2001, we expect to incur cash outlays of approximately $5 billion for employee compensation payments (primarily profit sharing), the final payment to AB Volvo for our acquisition of Volvo Car, share repurchases, and our acquisition of the minority interest in Hertz.

     In 2000, we spent $7.4 billion for capital goods, such as machinery, equipment, tooling, and facilities, used in our Automotive sector. This is up $324 million from 1999, reflecting primarily the addition of Land Rover. Capital expenditures were 5.2% of sales in 2000, unchanged from a year ago.

     Our stockholders' equity was $18.6 billion at December 31, 2000, down $9 billion compared with December 31, 1999. This decrease reflects primarily the Value Enhancement Plan, cash dividends, the Visteon spin-off, the share repurchase program, and a reduction in other comprehensive income reflecting foreign currency translation adjustments related primarily to the strengthening of the U.S. dollar relative to European currencies, offset partially by net income.

     At December 31, 2000, our Automotive sector had total debt of $12 billion, up $300 million. Debt at year-end 2000 was 39% of our total capitalization (that is, the sum of our stockholders' equity and Automotive debt), compared with 30% of total capitalization at year-end 1999. The increase reflected primarily lower stockholders' equity, as explained above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     For a discussion of the credit and other financial support facilities for our Automotive sector at December 31, 2000, see Note 13 (page FS-22) of our Notes to Consolidated Financial Statements.

Financial Services Sector
-------------------------

     At December 31, 2000, our Financial Services sector had cash and marketable securities totaling $1.5 billion, down $111 million from December 31, 1999.

     Finance  receivables  and net  investment  in operating  leases were $171.8
billion  at  December 31, 2000,   up  $16.0  billion  from  December 31,   1999,
reflecting higher volume.

     Total debt was $153.5 billion at December 31, 2000, up $13.6 billion from December 31, 1999. Outstanding commercial paper at December 31, 2000 totaled $42.3 billion at Ford Credit and $2.3 billion at Hertz, with an average remaining maturity of 35 days and 18 days, respectively.

     For a discussion of the credit and other financial support facilities for our Financial Services sector at December 31, 2000, see Note 13 (page FS-22) of our Notes to Consolidated Financial Statements.


HERTZ PURCHASE

     In March 2001, through a tender offer and a merger transaction, we acquired (for a total price of about $750 million) the common stock of Hertz that we did not own, which represented about 18% of the economic interest in Hertz. As a result, Hertz has become an indirect, wholly-owned subsidiary.


NEW ACCOUNTING STANDARD

     We will adopt Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging", on January 1, 2001, as described in Note 1 (page FS-10) of our Notes to Consolidated Financial Statements.


OUTLOOK

Industry Sales Volumes
----------------------

Our outlook for car and truck (including heavy trucks) industry sales in 2001 in our major markets is as follows:

      United States - between 16.0 million and 16.5 million units, compared with the 17.8 million units sold in 2000

      Europe        - approximately 17.7 million units, compared with the 17.8 million units sold in 2000
                      (both figures based on 19 markets)

      Brazil        - approximately 1.6 million units, compared with the 1.5 million units sold in 2000

      Australia     - approximately 780,000 units, compared with the 788,000 units sold in 2000


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


2001 Financial Milestones
-------------------------

     We have set and communicated certain financial milestones for 2001. While we hope to achieve these goals, they should not be interpreted as projections, expectations or forecasts of 2001 results. The financial milestones for 2001 are as follows:

                                                      2001 Milestone
                                                      --------------
        Total Company
        -------------
        - Total Shareholder Returns                   Top quartile of S&P 500 over time
        - Revenue                                     Grow $5 billion

        Automotive
        ----------
        - North America                               Achieve 4%+ return on sales
        - Europe                                      Achieve 1%+ return on sales
        - South America                               Improve results
        - Rest of World                               Achieve profitability
        - Total Costs                                 Reduce $1 billion (at constant volume and mix)
        - Capital Spending                            Contain at $8 billion or less

        Financial Services
        ------------------
        - Ford Credit                                 Improve returns
                                                      Grow earnings 10%

Risk Factors
------------

     Statements included or incorporated by reference herein may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation: greater price competition in the U.S. and Europe resulting from currency fluctuations, industry overcapacity or other factors; a significant decline in industry sales, particularly in the United States or Europe, resulting from slowing economic growth; market acceptance of our new products; currency fluctuations; economic difficulties in South America or Asia; higher fuel prices; a market shift from truck sales in the United States; lower-than-anticipated residual values for leased vehicles; labor or other constraints on our ability to restructure our business; increased safety or emissions regulation resulting in higher costs and/or sales restrictions; work stoppages at key Ford or supplier facilities; and the discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, increased warranty costs or litigation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

OVERVIEW

     We are exposed to a variety of market and asset risks, including the effects of changes in foreign currency exchange rates, commodity prices, interest rates, and specific asset risks. These risks affect our Automotive and Financial Services sectors differently. We monitor and manage these exposures as an integral part of our overall risk management program, which recognizes the unpredictability of markets and seeks to reduce the potentially adverse effect on our results.

     The effect of changes in exchange rates, commodity prices, and interest rates on our earnings generally has been small relative to other factors that also affect earnings, such as unit sales and operating margins. For more information on these financial exposures, see Notes 1 and 18 of our Notes to Consolidated Financial Statements.

     The market risks of our Automotive sector and the market and other risks and capital adequacy of Ford Credit, which comprises substantially all of our Financial Services sector, are discussed and quantified below.


Automotive Market Risk

     Our Automotive sector frequently has expenditures and receipts denominated in foreign currencies, including the following: purchases and sales of finished vehicles and production parts; debt and other payables; subsidiary dividends; and investments in affiliates. These expenditures and receipts create exposures to changes in exchange rates. We also are exposed to changes in prices of commodities used in our Automotive sector.

Foreign Currency Risk
---------------------

     We use derivative financial instruments to hedge assets, liabilities and firm commitments denominated in foreign currencies. Our hedging policy is defensive, based on clearly defined guidelines. Speculative actions are not permitted. We do not use complex derivative instruments. We use a value-at-risk ("VAR") analysis to evaluate our exposure to changes in foreign currency exchange rates. The primary assumptions used in the VAR analysis are as follows:

     o A Monte Carlo simulation model is used to calculate changes in the value of currency derivative instruments (e.g., forwards and options) and all significant underlying exposures. The VAR analysis includes an 18-month exposure and derivative hedging horizon and a one-month holding period.

     o The VAR analysis calculates the potential risk, within a 99% confidence level, on cross-border currency cash flow exposures, including the effects of foreign currency derivatives. (Translation exposures are not included in the VAR analysis). The Monte Carlo simulation model uses historical volatility and correlation estimates of the underlying assets to produce a large number of future price scenarios which have a statistically lognormal distribution.

     o Estimates of correlations and volatilities are drawn primarily from the JP Morgan RiskMetricsTM datasets.

     Based on our overall currency exposure (including derivative positions) during 2000, the risk during 2000 to our pre-tax cash flow from currency movements was on average less than $300 million, with a high of $350 million and a low of $275 million. At December 31, 2000, currency movements are projected to affect our pre-tax cash flow over the next 18 months by less than $300 million, within a 99% confidence level. Compared with our projection at December 31, 1999, the 2000 VAR amount is approximately $125 million higher, primarily because of significantly increased currency exchange rate volatility and the inclusion of Land Rover currency exposures and hedges.

Commodity Price Risk
--------------------

     We enter into commodity forward and option contracts. Such contracts are executed to offset our exposure to the potential change in prices mainly for various non-ferrous metals (e.g., aluminum) used in the manufacturing of automotive components. The fair value liability of such contracts, excluding the underlying exposures, as of December 31, 2000 and 1999 was approximately $56 million and $223 million, respectively. The potential change in the fair value of commodity forward and option contracts, assuming a 10% change in the underlying commodity price, would be approximately $280 million and $300 million at December 31, 2000 and 1999, respectively. This amount excludes the offsetting impact of the price change in the physical purchase of the underlying commodities.


FORD CREDIT MARKET AND OTHER RISKS

     In the normal course of business, Ford Credit is exposed to several types of risk. These risks include primarily credit, residual, interest rate, currency and liquidity risks. Each form of risk is uniquely managed in the context of its contribution to Ford Credit's overall global risk. Business decisions are evaluated on a risk-adjusted basis and products are priced consistent with these risks.

     Following is a discussion of Ford Credit's risk management practices used to manage more than 90% of Ford Credit's worldwide net finance receivables and operating leases, which equaled $122.7 billion and $38.5 billion, respectively, at December 31, 2000, and essentially all liabilities and equity. Ford Credit is continuously reviewing and improving its risk management practices and extending these risk management practices to its remaining portfolio around the world.

Credit Risk
-----------

     Credit risk is the possibility of loss from a customer's failure to make payments according to contract terms. Ford Credit actively manages credit risk of consumer and non-consumer products to balance the level of risk and return.

Consumer Credit

     Retail products (vehicle installment sale and lease contracts) are divided into more than 75 segments by risk tier, term and whether the vehicle financed is new or used. This segment data are used to assist with product pricing to ensure risk factors are appropriately considered. Data segmentation is also used in contract servicing to make certain that contracts receive attention appropriate to their risk level. In addition, Ford Credit is reorganizing into regional service centers to streamline retail customer service activities and to realize economies of scale from the latest servicing technology.

     Credit investigations include a credit bureau review of each applicant together with an internal review and verification process. Retail credit loss management strategy is based on historical experience of more than 15 million contracts. Statistically-based retail credit risk rating models are used to determine the creditworthiness of applicants. The accuracy of these models is reviewed and revalidated quarterly against actual performance and recalibrated, as necessary.

     Ford Credit has developed behavioral models to assist in determining optimal collection strategies. Accounts are placed in risk categories for collection follow-up. Reasonable efforts are made to collect on delinquent accounts and keep accounts current. Repossession is considered a last resort. A repossessed vehicle is sold and proceeds are applied to the amount owing on the receivable. Ford's Vehicle Remarketing Department manages the sale of repossessed vehicles, seeking the highest net price for the vehicle. Collection of the remaining balance continues after repossession until the account is paid in full or is deemed uncollectible by Ford Credit.

Non-Consumer Credit

     Ford Credit extends non-consumer credit primarily to vehicle dealers in the form of approved lines of credit to purchase inventories of new and used vehicles. In addition, Ford Credit provides mortgage, working capital and other types of loans to dealers. Ford Credit also provides state and local governments, leasing and daily rental companies as well as other commercial entities with financing for their automotive needs.

     Each non-consumer loan is evaluated, taking into consideration the borrower's financial condition, collateral, debt servicing capacity, and numerous other financial and qualitative factors. All credit exposures are reviewed at least annually with special loan committees reviewing higher credit exposures.

     To monitor potential credit deterioration, dealers are required to submit monthly financial statements. An evaluation rating is assigned to each dealer and physical audits of vehicle inventory are performed periodically, with higher audit frequency for higher risk dealers. In addition, inventory financing payoffs are monitored daily to detect adverse deviations from typical payoff patterns, in which case appropriate actions are taken.

Residual Risk
-------------

     Residual risk is the possibility that the actual proceeds realized by Ford Credit upon the sale of returned vehicles at lease termination will be lower than the internal forecast of residual values.

     In general, lease contracts are written with vehicle lease-end values based on Automotive Leasing Guide (ALG) residual guidelines. For financial reporting purposes, however, Ford Credit sets the internal value of expected residual values (net of costs) based on a proprietary econometric model that uses historical experience and forward-looking information available to Ford Credit. This information includes new product plans, marketing programs and quality metrics. Any unfavorable gap between Ford Credit's internal forecast and contract lease-end value is reserved on the balance sheet as depreciation. Reserve adequacy is reviewed quarterly to reflect changes in the projected values.

     At lease termination, Ford Credit maximizes residual proceeds through the use of models to determine which geographic market would yield the highest resale value, net of transportation cost. Lease extensions or early terminations also may be offered to take advantage of seasonal resale patterns.

Financial Market Risk
---------------------

     The goal of  financial  market  risk  management  is to reduce  the  profit volatility effect of changes in interest rates and currency exchange rates. Interest rate and currency exposures are monitored and managed by Ford Credit as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potential adverse effects on Ford Credit's operating results. Risk is reduced in two ways: 1) through the use of funding instruments that have interest and maturity profiles similar to the assets they are funding, and 2) through the use of interest rate and foreign exchange derivatives. Ford Credit's derivatives strategy is defensive; derivatives are not used for speculative purposes.

Interest Rate Risk

     Ford Credit's asset base consists primarily of fixed-rate retail installment sale and lease contracts, with an average life of about two years, and floating rate inventory financing receivables. Funding sources consist of short-term commercial paper, term debt and receivable sales. To ensure funding availability over a business cycle, Ford Credit often borrows longer-term debt (five to ten years). Interest rate swaps are used to change the interest characteristics of the debt to match the interest rate characteristics of Ford Credit's assets. This matching locks in margins and reduces profit volatility. A portion of assets are funded with equity, and volatility can occur as changes in interest rates impact the market value of equity. This volatility is usually small.

     The interest rate sensitivity of Ford Credit's assets and liabilities, including hedges, is evaluated each month. In addition, the hedging strategy is stress-tested periodically to ensure it remains effective over a range of potential changes in interest rates.

     Assuming an instantaneous increase of one percentage point in interest rates applied to all financial assets, debt and hedging instruments, Ford Credit's after-tax earnings would decline by $54 million over the ensuing twelve-month period.

Currency Risk

     Ford Credit generally manages assets and liabilities in local country currency, thus eliminating exposure to exchange rate movements. When a different currency is used, Ford Credit typically uses foreign currency agreements to hedge specific debt instruments and intercompany loans. Ford Credit's earnings in the ensuing twelve-month period would not be materially affected by the change in the value of Ford Credit's financial assets, debt and hedging instruments resulting from an instantaneous 10% change in foreign currency rates relative to the U.S. dollar.

Counterparty Risk

     Counterparty risk relates to the loss to Ford Credit that could occur if the counterparty to an interest rate or foreign currency hedging or similar contract with Ford Credit defaults. Ford and Ford Credit jointly establish exposure limits for each counterparty to minimize risk and provide counterparty diversification. Exposures to counterparties, including the mark-to-market on derivatives, are monitored on a perodic basis.

Liquidity Risk
--------------

     Liquidity risk is the possibility of being unable to meet all present and future financial obligations as they come due. One of Ford Credit's major objectives is to maintain funding availability through any economic or business cycle. Ford Credit focuses on developing funding sources to support both growth and refinancing maturing debt. Ford Credit also issues debt that on average matures later than assets liquidate, further enhancing overall liquidity.

     Ford Credit is one of the world's largest issuers of corporate debt. Global funding activities include the direct sale of commercial paper, the placement of term debt to retail and institutional investors and the sale of receivables.

     Management closely monitors the amount of short-term funding and mix of short-term funding to total debt, the overall composition of total debt and the availability of committed credit facilities in relation to the level of outstanding short-term debt. Stress testing of Ford Credit's liquidity position is conducted periodically.

     Recent efforts to provide additional sources of liquidity and further diversify Ford Credit's funding base include the reduction in the reliance on short-term debt and the development of more efficient term debt instruments. In 1999, Ford Credit implemented the first Corporate Global Bond Program (GlobLSTM), which offers large liquid transactions with broad investor participation, investor loyalty, and enhanced secondary market performance. Other major initiatives include a multi-issuer Euro medium-term note program for certain international affiliates and the first corporate Internet bond offering. Also, the sale of receivables through asset-backed securitization "ABS" program was expanded to appeal to a global investor base -- the first global ABS transaction was issued by Ford Credit in 2000. The sale of asset-backed commercial paper also adds to Ford Credit's funding capacity.

     Ford Credit has, and has the ability to use Ford's, committed lines of credit from major banks, which provide additional levels of liquidity. (See Note 13 of Notes to Consolidated Financial Statements for a detailed discussion of these credit lines). About 70% of these facilities have five-year terms. These facilities do not contain restrictive financial covenants (e.g., debt-to-equity limitations) or material adverse change clauses that could preclude borrowing under these facilities.


FORD CREDIT CAPITAL ADEQUACY

     Underlying Ford Credit's risk and capital management strategies is the need to effectively leverage capital in a way that:

     o Protects creditors against worst-case unexpected losses consistent with Ford Credit's debt ratings.
     o Provides adequate returns by pricing products commensurate with the level of risk.

     Ford Credit's capital management framework optimizes the use of capital by sizing equity in proportion to risk. Ford Credit manages its capital structure and makes adjustments as the level of portfolio risk changes. A capital adequacy study that quantifies the sources of creditors' risk protection and stress tests risks is performed semi-annually.

Sources of Creditor Risk Protection
-----------------------------------

     In evaluating the sources of creditor risk protection, Ford Credit looks beyond equity stated in its financial statements, and analyzes cash flows in the event of worst-case unexpected losses. Net revenue from the existing asset portfolio, credit loss reserves, residual loss reserves, and net deferred tax liabilities provide incremental creditor risk protection, in addition to stated equity on the balance sheet. Ford Credit believes that the traditional view of capital adequacy, expressed as debt-to-equity ratios, excludes other sources of creditor risk protection, understating creditor risk protection.

     Ford Credit's objective is to provide customers with competitively priced financing products. In addition to taking into consideration borrowing and operating costs, Ford Credit's pricing model includes factors related to credit and residual risks, profits and related income taxes. To date, total net revenue from the existing asset portfolio has been sufficient to cover both expected and unexpected losses. For example, Ford Credit continued to be profitable even in periods when it experienced higher-than-normal credit losses (late 1980's) and residual losses (late 1990's). Creditor risk protection associated with total net revenue is evaluated using a conservative estimate of lifetime expected net income and related income taxes from the existing portfolio, after consideration of defaults associated with stress testing.

     Additional sources of creditor risk protection, in the form of reserves on the balance sheet, include credit loss reserves and residual loss reserves. Credit and residual loss reserves are established to reflect partial impairment of underlying asset values as recorded on the balance sheet due to expected losses. Establishment of these reserves results in a charge to earnings (equity) before actual losses occur. Because these reserves are established in addition to credit and residual loss expectation factors included in pricing, they protect creditors if actual losses exceed initial loss expectations.

     Net deferred tax liabilities reflect timing differences between the financial statement and tax treatment of revenues and expenses. In the event of unexpected losses, the net deferred tax liability is reduced or eliminated without any actual tax payment, thus providing an additional source of creditor risk protection.

Quantifying Risk Through Stress Testing
---------------------------------------

     As part of Ford Credit's capital adequacy study, the asset portfolio is stress tested semiannually to simulate lifetime worst-case unexpected losses and define the level of capital required. The results of this study are integrated into the pricing of Ford Credit's products by allocating a capital charge to all products consistent with the underlying risks of each product.

     The stress test study is based on statistical modeling of lifetime worst-case unexpected losses for each asset class. Worst-case unexpected losses are calculated at a 99.9% confidence level, consistent with bond default levels for single A rated companies. All risk drivers in the portfolio are stress tested, including the likelihood that all segments of the portfolio will experience worst-case losses at the same time. Following is a discussion of the methodology used to stress test consumer credit risk and residual losses:

     o Consumer credit loss stress testing is based on the historical experience of nearly fifteen million liquidated contracts purchased since 1984. The historic portfolio is stratified and the distribution and correlations of defaults for each group are analyzed. Finally, a simulation model is used to replicate potential retail portfolio behavior in worst-case scenarios, assuming that distribution of defaults is statistically lognormal.

     o Residual loss stress testing is based on the historical experience of dispositions since 1993 and assumes that all of the vehicles from non-defaulting leases will be returned to Ford Credit at the end of the lease term. The historic portfolio is stratified and a statistical model is used to estimate the volatility of auction values. Finally, to compensate for limited historical data, 30 years of used vehicle price volatility is incorporated.

Capital Adequacy Study Conclusions
----------------------------------
     To assess Ford Credit's capital adequacy, stress-testing results (total lifetime worst-case unexpected losses) are compared against all sources of creditor risk protection. At December 31, 2000, Ford Credit believed that its creditors had risk protection of more than 150% of modeled worst-case unexpected losses for any operational and other risks that may not have been quantified in the study. Ford Credit updates the capital adequacy study semi-annually. Capital will be adjusted as the level of risk and other sources of creditor risk protection changes.

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

     Selected quarterly financial data for us and our consolidated subsidiaries for 2000 and 1999 is in Note 22 of our Notes to Consolidated Financial Statements.



Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

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

Item 11.  Executive Compensation
--------------------------------

     The information required by Item 11 is incorporated by reference from the information under the following captions in our Proxy Statement: "Compensation of Directors", "Compensation Committee Report on Executive Compensation", "Compensation of Executive Officers", "Stock Options", "Performance Stock Rights and Restricted Stock Units", "Stock Performance Graphs" and "Retirement Plans".

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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)  1. Financial Statements - Ford Motor Company and Subsidiaries
------------------------------------------------------------------

     Consolidated Statement of Income for the years ended December 31, 2000, 1999, and 1998.

     Consolidated Balance Sheet at December 31, 2000 and 1999.

     Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999, and 1998.

     Consolidated Statement of Stockholders' Equity for the years ended December 31, 2000, 1999, and 1998.

     Notes to Consolidated Financial Statements

     Report of Independent Accountants

     The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Independent Accountants listed above are filed as part of this Report and are set forth on pages FS-1 through FS-31 immediately following the signatures pages of this Report.

(a) 2.   Financial Statement Schedules
--------------------------------------

Designation                                 Description
-----------                                 -----------

Supplemental
 Schedule                           Financial Statements of Subsidiary

Report of Independent Accountants
on Supplemental Schedule

     The Financial Statement Schedule and the Report of Independent Accountants on Supplemental Schedule listed above are filed as part of this Report and are set forth on pages FSS-1 through FSS-___ immediately following page FS-31. The schedules not filed are omitted because the information required to be contained in them is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

(a) 3.   Exhibits
-----------------

Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------
Exhibit 3-A          Restated Certificate of Incorporation,              Filed with this Report.
                     dated August 2, 2000.

Exhibit 3-B          By-Laws as amended                                  Filed as Exhibit 3-B to Ford's Quarterly
                     through July 14, 2000.                              Report on Form 10-Q for the quarter
                                                                         ended June 30, 2000.*

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

Exhibit 10-B         Executive Separation Allowance Plan                 Filed with this Report.
                     as amended and restated through
                     December 18, 2000 for separations on
                     or after January 1, 1981.**

Exhibit 10-C         Description of Ford practices regarding             Filed as Exhibit 10-I to Ford's
                     club memberships for executives.**                  Annual Report on Form 10-K for the
                                                                         year ended December 31, 1981.*

Exhibit 10-D         Description of Ford practices regarding             Filed as Exhibit 10-J to Ford's
                     travel expenses of spouses of certain               Annual Report on Form 10-K for the
                     executives.**                                       year ended December 31, 1980.*

Exhibit 10-E         Deferred Compensation Plan for                      Filed as Exhibit 10-H-1 to Ford's
                     Non-Employee Directors, as amended                  Annual Report on Form 10-K for the
                     on July 11, 1991.**                                 year ended December 31, 1991.*

Exhibit 10-E-1       Amendments to Deferred Compensation Plan            Filed as Exhibit 10-G-1 to Ford's
                     for Non-Employee Directors, effective as of         Annual Report on Form 10-K for the
                     January 1, 1996.**                                  year ended December 31, 1995.*

Exhibit 10-E-2       Amendment to Deferred Compensation Plan             Filed as Exhibit 10-G-2 to Ford's
                     for Non-Employee Directors, effective as of         Annual Report on Form 10-K for the
                     November 14, 1996.**                                year ended December 31, 1996.*

Exhibit 10-F         Benefit Equalization Plan, as                       Filed with this Report.
                     amended and restated as of
                     December 18, 2000.**



Item 14.  Exhibits,  Financial  Statement  Schedules,  and  Reports  on Form 8-K
(Continued)

Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------

Exhibit 10-G         Description of financial counseling                 Filed as Exhibit 10-N to Ford's
                     services provided to certain executives.**          Annual Report on Form 10-K for the
                                                                         year ended December 31, 1983.*

Exhibit 10-H         Supplemental Executive Retirement Plan,             Filed with this Report.
                     as restated and incorporating amendments
                     through December 18, 2000.**

Exhibit 10-I         Restricted Stock Plan for Non-Employee              Filed as Exhibit 10-P to Ford's
                     Directors adopted by the Board of                   Annual Report on Form 10-K for the
                     Directors on November 10, 1988,                     year ended December 31, 1988.*
                     and approved by the stockholders at
                     the 1989 Annual Meeting.**

Exhibit 10-I-1       Amendment to Restricted Stock Plan for              Filed as Exhibit 10.1 to Ford's
                     Non-Employee Directors, effective as of             Quarterly Report on Form 10-Q for the
                     August 1, 1996.**                                   quarter ended September 30, 1996.*

Exhibit 10-J         1990 Long-Term Incentive Plan,                      Filed as Exhibit 10-R to Ford's
                     amended as of June 1, 1990.**                       Annual Report on Form 10-K for the
                                                                         year ended December 31, 1990.*

Exhibit 10-J-1       Amendment to 1990 Long-Term Incentive               Filed as Exhibit 10-P-1 to Ford's
                     Plan, effective as of October 1, 1990.**            Annual Report on Form 10-K for the
                                                                         year ended December 31, 1991.*

Exhibit 10-J-2       Amendment to 1990 Long-Term Incentive               Filed as Exhibit 10.2 to Ford's
                     Plan, effective as of March 8, 1995.**              Quarterly Report on Form 10-Q for the
                                                                         quarter ended March 31, 1995.*

Exhibit 10-J-3       Amendment to 1990 Long-Term                         Filed as Exhibit 10-M-3 to Ford's
                     Incentive Plan, effective as of                     Annual Report on Form 10-K for the
                     October 1, 1997.**                                  year ended December 31, 1997.*

Exhibit 10-J-4       Amendment to 1990 Long-Term                         Filed as Exhibit 10-M-4 to Ford's
                     Incentive Plan, effective as of                     Annual Report on Form 10-K for the
                     January 1, 1998.**                                  year ended December 31, 1997.*

Exhibit 10-K         Description of Matching Gift Program for            Filed as Exhibit 10-Q to Ford's
                     Non-Employee Directors.**                           Annual Report on Form 10-K for the
                                                                         year ended December 31, 1991.*

Exhibit 10-L         Non-Employee Directors Life Insurance               Filed as Exhibit 10-O to Ford's
                     and Optional Retirement Plan                        Annual Report on Form 10-K for the
                     (as amended as of January 1, 1993).**               year ended December 31, 1994.*

Exhibit 10-M         Description of Non-Employee Directors               Filed as Exhibit 10-S to Ford's
                     Accidental Death, Dismemberment and                 Annual Report on Form 10-K for the
                     Permanent Total Disablement Indemnity.**            year ended December 31, 1992.*


Item 14.  Exhibits,  Financial  Statement  Schedules,  and  Reports  on Form 8-K
(Continued)


Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------

Exhibit 10-N         Agreement dated December 10, 1992                   Filed as Exhibit 10-T to Ford's
                     between Ford and William C. Ford.**                 Annual Report on Form 10-K for the
                                                                         year ended December 31, 1992.*

Exhibit 10-O         Support Agreement dated as of October 1,            Filed as Exhibit 10-T to Ford's
                     1993 between Ford and FCE Bank.                     Annual Report on Form 10-K for the
                                                                         year ended December 31, 1993.*

Exhibit 10-O-1       Amendment No. 1 dated as of November                Filed as Exhibit 10-R-1 to Ford's
                     15, 1995 to Support Agreement between               Annual Report on Form 10-K for the
                     Ford and FCE Bank.                                  year ended December 31, 1995.*

Exhibit 10-P         Select Retirement Plan                              Filed with this Report.
                     as amended and restated through
                     January 1, 2000.**

Exhibit 10-Q         Deferred Compensation Plan,                         Filed as Exhibit 10-R to Ford's.
                     as amended and restated as of                       Annual Report on Form 10-K for the
                     January 1, 2000.**                                  year ended December 31, 1999.*

Exhibit 10-Q-1       Amendment to Deferred                               Filed as Exhibit 4.2 to Ford's
                     Compensation Plan effective                         Registration Statement No. 333-
                     as of April 12, 2000.**                             56660.*

Exhibit 10-Q-2       Amendment to Deferred                               Filed as Exhibit 4.3 to Ford's
                     Compensation Plan effective                         Registration Statement No. 333-
                     as of June 1, 2000.**                               56660.*

Exhibit 10-R         Annual Incentive Compensation Plan,                 Filed as Exhibit 10-T to Ford's
                     as amended and restated as of                       Annual Report on Form 10-K for the
                     January 1, 2000.**                                  year ended December 31, 1999.*

Exhibit 10-S         1998 Long-Term Incentive Plan,                      Filed as Exhibit 10-W to Ford's
                     effective as of January 1, 1998.**                  Annual Report on Form 10-K for the
                                                                         year ended December 31, 1997.*

Exhibit 10-S-1       Amendment to 1998 Long-Term Incentive               Filed as Exhibit 10-W-1 to Ford's
                     Plan, effective as of January 1, 1999.**            Annual Report on Form 10-K for
                                                                         the year ended December 31, 1998.*

Exhibit 10-S-2       Amendment to 1998 Long-Term Incentive               Filed as Exhibit 10-U-2 to Ford's
                     Plan, effective as of March 10, 2000.**             Annual Report on Form 10-K for the
                                                                         year ended December 31, 1999.*

Exhibit 10-T         Agreement dated January 13, 1999                    Filed as Exhibit 10-X to Ford's
                     between Ford and Edsel B. Ford II.**                Annual Report on Form 10-K for
                                                                         the year ended December 31, 1998.*

Exhibit 10-U         Description of March 2001 agreement                 Filed with this Report.
                     with Robert L. Rewey .**

Exhibit 10-V         Description of Agreement dated                      Filed with this Report.
                     March 18, 2001 with Wolfgang Reitzle.**


Item 14.  Exhibits,  Financial  Statement  Schedules,  and  Reports  on Form 8-K
(Continued)


Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------

Exhibit 12           Computation of Ratio of Earnings to                 Filed with this Report.
                     Combined Fixed Charges and Preferred
                     Stock Dividends.

Exhibit 21           List of Subsidiaries of Ford                        Filed with this Report.
                     as of March 15, 2001.

Exhibit 23           Consent of Independent Certified Public             Filed with this Report.
                     Accountants.

Exhibit 24           Powers of Attorney.                                 Filed with this Report.

---------------------------
* Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated)
**    Management contract or compensatory plan or arrangement

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


(b)  Reports on Form 8-K
------------------------

     Ford filed the following Current Reports on Form 8-K during the quarter ended December 31, 2000:

     Current Report on Form 8-K dated October 3, 2000 included information relating to Ford's September 2000 U.S. sales results and Ford's North American production and overseas sales schedule.

     Current Report on Form 8-K dated October 18, 2000 included information relating to Ford's third quarter 200 financial results.

     Current Report on Form 8-K dated November 1, 2000 included information relating to Ford's North American production and overseas sales schedule.

     Current Report on Form 8-K dated November 1, 2000 included information relating to Ford's October 2000 U.S. sales results.

     Current Report on Form 8-K dated December 1, 2000 included information relating to Ford's November 2000 U.S. sales results and Ford's North American production and overseas sales schedules.

     Current Report on Form 8-K dated December 21, 2000 included information relating to Ford's vehicle production in the fourth quarter of 2000 and first quarter of 2001.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Ford has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY


By:         Henry D. G. Wallace*
         -------------------------
           (Henry D. G. Wallace)
         Group Vice President and
         Chief Financial Officer


Date:    March 21, 2001

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

         Signature                                         Title                                Date
         ---------                                         -----                                ----


William Clay Ford, Jr.*                         Director, Chairman of the
-----------------------------                   Board and Chairman of the
(William Clay Ford, Jr.)                        Environmental and Public
                                                Policy Committee, the Finance
                                                Committee and the Nominating
                                                and Governance Committee

Jacques Nasser*                                 Director and President
-----------------------------                   and Chief Executive Officer
(Jacques Nasser)                                (principal executive officer)


John R. H. Bond*                                Director
-----------------------------
(John R. H. Bond)


Michael D. Dingman*                             Director and                              March 21, 2001
-----------------------------                   Chairman of the
(Michael D. Dingman)                            Compensation
                                                Committee

Edsel B. Ford II*                               Director
-----------------------------
(Edsel B. Ford II)


William Clay Ford*                              Director
-----------------------------
(William Clay Ford)


Irvine O. Hockaday, Jr.*                        Director and
-----------------------------                   Chairman of the
(Irvine O. Hockaday, Jr.)                       Audit Committee




         Signature                                         Title                                Date
         ---------                                         -----                                ----

Marie-Josee Kravis*                             Director
-----------------------------
(Marie-Josee Kravis)


Ellen R. Marram*                                Director
-----------------------------
(Ellen R. Marram)


Homer A Neal*                                   Director
-----------------------------
(Homer A. Neal)


Jorma Ollila*                                   Director
-----------------------------
(Jorma Ollila)


Carl E. Reichardt*                              Director                                  March 21, 2001
-----------------------------
(Carl E. Reichardt)


Robert E. Rubin*                                Director
-----------------------------
(Robert E. Rubin)


John L. Thornton*                               Director
-----------------------------
(John L. Thornton)


Henry D. G. Wallace*                            Group Vice President and
-----------------------------                   Chief Financial Officer
(Henry D. G. Wallace)                           (principal financial officer)


Lloyd E. Hansen*                                Vice President and
-----------------------------                   Controller
(Lloyd E. Hansen)                               (principal accounting officer)


*By: /s/ Peter Sherry, Jr.
     ---------------------
     (Peter Sherry, Jr.)
       Attorney-in-Fact

                                         Ford Motor Company and Subsidiaries

                                                     HIGHLIGHTS
                                                     ----------

                                                                  Fourth Quarter                          Full Year
                                                            ----------------------------          ---------------------------
                                                               2000            1999                  2000           1999
                                                            ------------    ------------          ------------   ------------
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- North America                                                 1,209           1,280                 4,933          4,787
- Outside North America                                           631             639                 2,491          2,433
                                                                -----           -----                 -----          -----
    Total                                                       1,840           1,919                 7,424          7,220
                                                                =====           =====                 =====          =====
Sales and revenues (in millions)
- Automotive                                                $  35,107       $  37,285             $ 141,230      $ 135,073
- Financial Services                                            7,480           6,637                28,834         25,585
                                                            ---------       ---------             ---------      ---------
    Total                                                   $  42,587       $  43,922             $ 170,064      $ 160,658
                                                            =========       =========             =========      =========
Net income (in millions)
- Automotive                                                $     629       $   1,354             $   3,624      $   4,986
- Financial Services                                              448             357                 1,786          1,516
                                                            ---------       ---------             ---------      ---------
    Income from continuing operations                           1,077           1,711                 5,410          6,502
- Discontinued operation (Visteon)                                  -              95                   309            735
- Loss on spin-off of Visteon                                       -               -                (2,252)             -
                                                            ---------       ---------             ---------      ---------
    Total                                                   $   1,077       $   1,806             $   3,467      $   7,237
                                                            =========       =========             =========      =========

Capital expenditures (in millions)
- Automotive                                                $   2,510       $   2,548             $   7,393      $   7,069
- Financial Services                                              390             155                   955            590
                                                            ---------       ---------             ---------      ---------
    Total                                                   $   2,900       $   2,703             $   8,348      $   7,659
                                                            =========       =========             =========      =========
Automotive capital expenditures as a
 percentage of sales                                              7.1%            6.8%                  5.2%           5.2%

Stockholders' equity at December 31
- Total (in millions)                                       $  18,610       $  27,604             $  18,610      $  27,604
- Annualized after-tax return on Common
   and Class B stockholders' equity                              25.5%           26.6%                 14.9%          28.2%

Automotive net cash at December 31
 (in millions)
- Cash and marketable securities                            $  16,490       $  21,736             $  16,490      $  21,736
- Debt                                                         12,046          11,736                12,046         11,736
                                                            ---------       ---------             ---------      ---------
   Automotive net cash                                      $   4,444       $  10,000             $   4,444      $  10,000
                                                            =========       =========             =========      =========

After-tax return on sales
- North American Automotive                                       2.4%            5.5%                  4.8%           5.5%
- Total Automotive                                                1.8%            3.7%                  2.6%           3.7%

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                                    1,873           1,207                 1,483          1,210
- Number outstanding at December 31                             1,854           1,207                 1,854          1,207

Common Stock price (per share)
(adjusted to reflect Visteon spin-off
 and Value Enhancement Plan)
- High                                                      $  27           $  30-1/8             $  31-1/2      $  37-1/4
- Low                                                          21-5/8          26-5/8                21-5/8         25-3/8

AMOUNTS PER SHARE OF COMMON AND CLASS B
 STOCK AFTER PREFERRED STOCK DIVIDENDS

Income assuming dilution
- Automotive                                                $    0.33       $    1.10             $    2.40      $    4.03
- Financial Services                                             0.24            0.29                  1.19           1.23
                                                            ---------       ---------             ---------      ---------
    Subtotal                                                     0.57            1.39                  3.59           5.26
- Discontinued operation (Visteon)                                  -            0.08                  0.21           0.60
- Loss on spin-off of Visteon                                       -               -                 (1.50)             -
                                                            ---------       ---------             ---------      ---------
    Total                                                   $    0.57       $    1.47             $    2.30      $    5.86
                                                            =========       =========             =========      =========

Cash dividends                                              $    0.30       $    0.50             $    1.80      $    1.88



                                         Ford Motor Company and Subsidiaries
                                                 VEHICLE UNIT SALES
                                                 ------------------
                                  For the Periods Ended December 31, 2000 and 1999
                                                   (in thousands)



                                                      Fourth Quarter                            Full Year
                                                  ------------------------              --------------------------
                                                    2000            1999                  2000              1999
                                                  --------        --------              --------          --------

North America
United States
 Cars                                               433             497                 1,775             1,725
 Trucks                                             643             646                 2,711             2,660
                                                  -----           -----                 -----             -----
  Total United States                             1,076           1,143                 4,486             4,385

Canada                                               83             100                   300               288
Mexico                                               50              37                   147               114
                                                  -----           -----                 -----             -----

  Total North America                             1,209           1,280                 4,933             4,787

Europe
Britain                                             108             122                   476               518
Germany                                              79              80                   320               353
Italy                                                65              59                   222               209
Spain                                                51              45                   180               180
France                                               39              44                   158               172
Sweden                                               42              40                   132                94
Other countries                                     122             135                   474               434
                                                  -----           -----                 -----             -----

  Total Europe                                      506             525                 1,962             1,960

Other international
Brazil                                               37              26                   134               117
Australia                                            30              30                   125               125
Taiwan                                                9              11                    63                56
Argentina                                            10              16                    49                60
South Africa                                          8               4                    30                18
Other countries                                      31              27                   128                97
                                                  -----           -----                 -----             -----

  Total other international                         125             114                   529               473
                                                  -----           -----                 -----             -----

Total worldwide vehicle unit sales                1,840           1,919                 7,424             7,220
                                                  =====           =====                 =====             =====


Vehicle unit sales generally are reported worldwide on a "where sold" basis and include sales of all Ford Motor Company units, as well as units manufactured by Ford and sold to other manufacturers.

Prior periods were restated to correct reported unit sales.



                                         Ford Motor Company and Subsidiaries
                                          CONSOLIDATED STATEMENT OF INCOME
                                          --------------------------------
                                For the Years Ended December 31, 2000, 1999 and 1998
                                       (in millions, except amounts per share)

                                                                              2000           1999           1998
                                                                           ------------   ------------   ------------
AUTOMOTIVE
Sales (Note 1)                                                             $141,230       $135,073       $118,017

Costs and expenses (Notes 1 and 19)
Costs of sales                                                              126,120        118,985        104,616
Selling, administrative and other expenses                                    9,884          8,874          7,834
                                                                           --------       --------       --------
  Total costs and expenses                                                  136,004        127,859        112,450

Operating income                                                              5,226          7,214          5,567

Interest income                                                               1,488          1,418          1,325
Interest expense                                                              1,383          1,347            795
                                                                           --------       --------       --------
  Net interest income                                                           105             71            530
Equity in net income/(loss) of affiliated companies (Note 1)                    (70)            35            (64)
Net income/(expense) from transactions with
 Financial Services (Note 1)                                                      6            (45)          (191)
                                                                           --------       --------       --------

Income before income taxes - Automotive                                       5,267          7,275          5,842

FINANCIAL SERVICES
Revenues (Note 1)                                                            28,834         25,585         25,333

Costs and expenses (Note 1)
Interest expense                                                              9,519          7,679          8,036
Depreciation                                                                  9,408          9,254          8,589
Operating and other expenses                                                  4,971          4,653          4,618
Provision for credit and insurance losses                                     1,963          1,465          1,798
                                                                           --------       --------       --------
  Total costs and expenses                                                   25,861         23,051         23,041
Net income/(expense)from transactions with Automotive (Note 1)                   (6)            45            191
Gain on spin-off of The Associates (Note 19)                                      -              -         15,955
                                                                           --------       --------       --------

Income before income taxes - Financial Services                               2,967          2,579         18,438
                                                                           --------       --------       --------

TOTAL COMPANY
Income before income taxes                                                    8,234          9,854         24,280
Provision for income taxes (Note 10)                                          2,705          3,248          2,760
                                                                           --------       --------       --------
Income before minority interests                                              5,529          6,606         21,520
Minority interests in net income of subsidiaries                                119            104            152
                                                                           --------       --------       --------
Income from continuing operations                                             5,410          6,502         21,368
Income from discontinued operation (Note 2)                                     309            735            703
Loss on spin-off of discontinued operation (Note 2)                          (2,252)             -              -
                                                                           --------       --------       --------
Net income                                                                 $  3,467       $  7,237       $ 22,071
                                                                           ========       ========       ========
Income attributable to Common and Class B Stock
 after Preferred Stock dividends (Note 1)                                  $  3,452       $  7,222       $ 21,964

Average number of shares of Common and Class B
 Stock outstanding (Note 1)                                                   1,483          1,210          1,211

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 1)
Basic income
     Income from continuing operations                                     $   3.66       $   5.38       $  17.59
     Net income                                                                2.34           5.99          18.17
Diluted income
     Income from continuing operations                                     $   3.59       $   5.26       $  17.19
     Net income                                                                2.30           5.86          17.76

Cash dividends                                                             $   1.80       $   1.88       $   1.72


The accompanying notes are part of the financial statements.


                                         Ford Motor Company and Subsidiaries
                                             CONSOLIDATED BALANCE SHEET
                                             --------------------------
                                          As of December 31, 2000 and 1999
                                                    (in millions)
                                                                                                2000              1999
                                                                                           ---------------   ----------------
ASSETS
Automotive
Cash and cash equivalents                                                                   $  3,374          $  2,793
Marketable securities (Note 4)                                                                13,116            18,943
                                                                                            --------          --------
   Total cash and marketable securities                                                       16,490            21,736

Receivables                                                                                    4,685             5,267
Inventories (Note 8)                                                                           7,514             5,684
Deferred income taxes                                                                          2,239             3,762
Other current assets (Note 1)                                                                  5,318             3,831
Current receivable from Financial Services (Note 1)                                            1,587             2,304
                                                                                            --------          --------
   Total current assets                                                                       37,833            42,584

Equity in net assets of affiliated companies (Note 1)                                          2,949             2,539
Net property (Note 9)                                                                         37,508            36,528
Deferred income taxes                                                                          3,342             2,454
Net assets of discontinued operation (Note 2)                                                      -             1,566
Other assets (Note 1)                                                                         13,711            13,530
                                                                                            --------          --------
   Total Automotive assets                                                                    95,343            99,201

Financial Services
Cash and cash equivalents                                                                      1,477             1,588
Investments in securities (Note 4)                                                               817               733
Finance receivables (Notes 5 and 7)                                                          125,164           113,298
Net investment in operating leases (Notes 6 and 7)                                            46,593            42,471
Other assets                                                                                  12,390            11,123
Receivable from Automotive (Note 1)                                                            2,637             1,835
                                                                                            --------          --------
   Total Financial Services assets                                                           189,078           171,048
                                                                                            --------          --------

   Total assets                                                                             $284,421          $270,249
                                                                                            ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                              $ 15,075          $ 14,292
Other payables                                                                                 4,011             3,778
Accrued liabilities (Note 11)                                                                 23,515            18,488
Income taxes payable                                                                             449             1,709
Debt payable within one year (Note 13)                                                           277             1,338
                                                                                            --------          --------
   Total current liabilities                                                                  43,327            39,605

Long-term debt (Note 13)                                                                      11,769            10,398
Other liabilities (Note 11)                                                                   30,495            29,283
Deferred income taxes                                                                            353             1,223
Payable to Financial Services (Note 1)                                                         2,637             1,835
                                                                                            --------          --------
   Total Automotive liabilities                                                               88,581            82,344

Financial Services
Payables                                                                                       5,297             3,550
Debt (Note 13)                                                                               153,510           139,919
Deferred income taxes                                                                          8,677             7,078
Other liabilities and deferred income                                                          7,486             6,775
Payable to Automotive (Note 1)                                                                 1,587             2,304
                                                                                            --------          --------
   Total Financial Services liabilities                                                      176,557           159,626

Company-obligated mandatorily redeemable preferred securities of a subsidiary
 trust holding solely junior subordinated debentures of the Company (Note 1)                     673               675

Stockholders' equity
Capital stock (Notes 14 and 15)
 Preferred Stock, par value $1.00 per share (aggregate liquidation preference
  of $177 million)                                                                                 *                 *
 Common Stock (par value $0.01 and $1.00 per share as of 2000 and 1999,                           18             1,151
  respectively; 1,837 and 1,151 million shares issued as of 2000 and 1999, respectively) (Note 3)
 Class B Stock, par value $0.01 and $1.00 per share as of 2000 and                                 1                71
  1999, respectively (71 million shares issued) (Note 3)
Capital in excess of par value of stock                                                        6,174             5,049
Accumulated other comprehensive loss                                                          (3,432)           (1,856)
ESOP loan and treasury stock                                                                  (2,035)           (1,417)
Earnings retained for use in business                                                         17,884            24,606
                                                                                            --------          --------
   Total stockholders' equity                                                                 18,610            27,604
                                                                                            --------          --------

   Total liabilities and stockholders' equity                                               $284,421          $270,249
                                                                                            ========          ========
- - - -

*Less than $1 million
The accompanying notes are part of the financial statements.

                                         Ford Motor Company and Subsidiaries
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                For the Years Ended December 31, 2000, 1999 and 1998
                                                    (in millions)

                                                         2000                          1999                          1998
                                              ---------------------------- ----------------------------- ---------------------------
                                                              Financial                     Financial                     Financial
                                               Automotive      Services      Automotive      Services      Automotive      Services
                                              -------------- ------------- --------------- ------------- --------------- -----------

Cash and cash equivalents at January 1         $  2,793       $  1,588      $  3,143        $  1,151       $ 5,972        $  1,618

Cash flows from operating activities
 (Note 20)                                       18,307         15,457        14,851          12,540         8,249          13,478

Cash flows from investing activities
 Capital expenditures                            (7,393)          (955)       (7,069)           (590)       (7,252)           (504)
 Purchase of leased assets                            -              -             -               -          (110)              -
 Acquisitions of other companies
  (Note 19)                                      (2,662)          (112)       (5,763)           (144)            -            (344)
 Acquisitions of receivables and lease
  investments                                         -        (96,512)            -         (80,422)            -         (78,863)
 Collections of receivables and lease
  investments                                         -         54,290             -          46,646             -          49,303
 Net acquisitions of daily rental vehicles            -         (2,107)            -          (1,739)            -          (1,790)
 Purchases of securities                         (5,395)          (564)       (3,609)           (900)         (758)         (2,102)
 Sales and maturities of securities               4,938            557         2,352           1,100           590           2,271

 Proceeds from sales of receivables and
  lease investments                                   -         19,439             -           9,931             -           8,413
 Net investing activity with
  Financial Services                                645              -         1,329               -           642               -
 Other                                                -           (320)          (70)            119          (389)           (463)
                                               --------       --------      --------        --------      --------        --------
   Net cash used in investing activities         (9,867)       (26,284)      (12,830)        (25,999)       (7,277)        (24,079)

Cash flows from financing activities
 Cash dividends                                  (2,751)             -        (2,290)              -        (5,348)              -
 Issuance of Common Stock                           592              -           274               -           154               -
 Purchase of Ford treasury stock                 (1,821)             -          (707)              -          (669)              -
 Preferred Stock - Series B repurchase,
  Series A redemption                                 -              -             -               -          (420)              -
 Changes in short-term debt                        (776)        (6,406)         (429)          5,547           463           7,475
 Proceeds from issuance of other debt             2,363         37,086         3,143          37,184         2,307          21,776
 Principal payments on other debt                (1,277)       (17,158)         (821)        (28,672)       (1,285)        (16,797)
 Value Enhancement Plan payments (Note 3)        (5,555)             -             -               -             -               -
 Net debt repayments from discontinued
  operation                                         650              -             -               -             -               -
 Net cash distribution to
  discontinued operation                            (85)             -             -               -             -               -
 Net financing activity with Automotive               -           (645)            -          (1,329)            -            (642)
 Spin-off of The Associates cash                      -              -             -               -             -            (508)
 Other                                              139           (585)         (127)             88          (257)            (12)
                                               --------       --------      --------        --------      --------        --------
   Net cash (used in)/provided by
    financing activities                         (8,521)        12,292          (957)         12,818        (5,055)         11,292

Effect of exchange rate changes on cash             (55)          (859)          (57)           (279)          (50)            146
Net transactions with Automotive/
 Financial Services                                 717           (717)       (1,357)          1,357         1,304          (1,304)
                                               --------       --------      --------        --------      --------        --------

   Net increase/(decrease) in cash and
    cash equivalents                                581           (111)         (350)            437        (2,829)           (467)
                                               --------       --------      --------        --------       -------

Cash and cash equivalents at December 31       $  3,374       $  1,477      $  2,793        $  1,588       $ 3,143        $  1,151
                                               ========       ========      ========        ========       =======


The accompanying notes are part of the financial statements.



                                         Ford Motor Company and Subsidiaries
                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   ----------------------------------------------
                                For the Years Ended December 31, 1998, 1999 and 2000
                                                    (in millions)


                                                  Capital                      Other Comprehensive Income
                                                 in Excess              ----------------------------------------
                                                   of Par                  Foreign       Minimum    Unrealized
                                       Capital    Value of    Retained     Currency      Pension      Holding
                                        Stock       Stock     Earnings   Translation    Liability    Gain/Loss    Other     Total
                                      ---------- ------------ --------- -------------- ----------- ------------- -------  ---------
YEAR ENDED DECEMBER 31, 1998
----------------------------
Balance at beginning of year          $1,203       $5,564     $25,234     $   (911)      $ (337)       $ 73     $   (39)   $30,787

Comprehensive income
 Net income (excluding gain on
   spin-off of The Associates)                                  6,116                                                        6,116
 Gain on The Associates spin-off                               15,955                                                       15,955
 Foreign currency translation                                                 (81)                                            (81)
 Minimum pension liability
   (net of tax benefit of $184)                                                            (361)                              (361)
 Net holding loss
   (net of tax benefit of $3)                                                                           (28)                   (28)
                                                                                                                           -------
  Comprehensive income                                                                                                      21,601
Common Stock issued for Series A
  Preferred Stock conversion,
  employee benefit plans and other        19          139                                                                      158
Preferred Stock-Series B repurchase
 and Series A redemption                             (420)                                                                    (420)
ESOP loan and treasury stock                                                                                     (1,046)    (1,046)
The Associates spin-off to Ford
 Common stockholders                                          (22,298)                                                     (22,298)
Cash dividends                                                 (5,348)                                                      (5,348)
                                      ------       ------     -------     --------       ------        ----     -------    -------
Balance at end of year                $1,222       $5,283     $19,659     $   (992)      $ (698)       $ 45     $(1,085)   $23,434
                                      ======       ======     =======     ========       ======        ====     =======    =======

YEAR ENDED DECEMBER 31, 1999
----------------------------
Balance at beginning of year          $1,222       $5,283     $19,659     $   (992)      $ (698)       $ 45     $(1,085)   $23,434

Comprehensive income
 Net income                                                     7,237                                                        7,237
 Foreign currency translation                                                 (573)                                           (573)
 Minimum pension liability
   (net of tax of $174)                                                                     324                                324
 Net holding gain
   (net of tax of $20)                                                                                   38                     38
                                                                                                                           -------
  Comprehensive income                                                                                                       7,026
Common Stock issued for
 employee benefit plans and other                    (234)                                                                    (234)
ESOP loan and treasury stock                                                                                       (332)      (332)
Cash dividends                                                 (2,290)                                                      (2,290)
                                      ------       ------     -------     --------       ------        ----     -------    -------
Balance at end of year                $1,222       $5,049     $24,606     $ (1,565)      $ (374)       $ 83     $(1,417)   $27,604
                                      ======       ======     =======     ========       ======        ====     =======    =======

YEAR ENDED DECEMBER 31, 2000
----------------------------
Balance at beginning of year          $1,222       $5,049     $24,606     $ (1,565)      $ (374)       $ 83     $(1,417)   $27,604

Comprehensive income
 Net income                                                     3,467                                                        3,467
 Foreign currency translation                                               (1,538)                                         (1,538)
 Minimum pension liability
   (net of tax benefit of $36)                                                              (66)                               (66)
 Net holding gain
   (net of tax of $15)                                                                                   28                     28
                                                                                                                           -------
  Comprehensive income                                                                                                       1,891
Common Stock issued for
 employee benefit plans and other                     (78)                                                                     (78)
ESOP loan and treasury stock                                                                                       (618)      (618)
Value Enhancement Plan                 (1,203)      1,203      (5,731)                                                      (5,731)
Stock dividend (Spin-off of Visteon)                           (1,707)                                                      (1,707)
Cash dividends                                                 (2,751)                                                      (2,751)
                                      -------      ------     -------     --------       ------        ----     -------    -------
Balance at end of year                $    19      $6,174     $17,884     $ (3,103)      $ (440)       $111     $(2,035)   $18,610
                                      =======      ======     =======     ========       ======        ====     =======    =======


The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

NOTE 1.  Accounting Policies
----------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include all majority-owned subsidiaries and reflect the operating results, assets, liabilities and cash flows for the Company's two business sectors: Automotive and Financial Services. The assets and liabilities of the Automotive sector are classified as current or noncurrent, and those of the Financial Services sector are unclassified. Affiliates that are 20% to 50% owned, principally Mazda Motor Corporation and AutoAlliance International Inc., and subsidiaries where control is expected to be temporary, principally investments in certain dealerships, are accounted for on an equity basis. Use of estimates and assumptions as determined by management is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions. For purposes of these Notes to Consolidated Financial Statements, "Ford" or "the Company" means Ford Motor Company and its majority-owned consolidated subsidiaries unless the context requires otherwise. Certain amounts for prior periods are reclassified, if required, to conform to present period presentations.

Structure of Operations
-----------------------

The Company's sectors, Automotive and Financial Services, are managed as three primary operating segments. A segment is defined as a component with business activity resulting in revenue and expense that has separate financial information evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance (Note 21). The Automotive sector (and segment) consists of the design, manufacture, sale, and service of cars and trucks. The Financial Services sector primarily includes two segments, Ford Motor Credit Company and its subsidiaries ("Ford Credit") and The Hertz Corporation and its subsidiaries ("Hertz"). The Financial Services sector also includes less significant financial services businesses. Ford Credit leases and finances the purchase of cars and trucks made by Ford and other companies. It also provides inventory and capital financing to retail car and truck dealerships. Hertz rents cars and trucks and industrial and construction equipment. Both Ford Credit and Hertz also have insurance operations related to their businesses.

Intersector transactions represent principally transactions occurring in the ordinary course of business, borrowings and related transactions between entities in the Financial Services and Automotive sectors, and interest and other support under special vehicle financing programs. These arrangements are reflected in the respective business sectors.

Revenue Recognition - Automotive Sector
---------------------------------------

Sales are generally recorded by the Company when products are shipped to dealers and other customers and title is transferred, except as described below. Estimated costs for approved sales incentive programs normally are recognized as sales reductions at the latter of a) the time of revenue recognition or b) the date the incentive program is approved.

Sales through dealers to certain daily rental companies where the daily rental company has an option to require Ford to repurchase vehicles subject to certain conditions are recognized over the period of daily rental service in a manner similar to lease accounting. The carrying value of these vehicles, included in other current assets, was $2.0 billion at both December 31, 2000 and 1999.

----------------------------

Revenue Recognition - Financial Services Sector
-----------------------------------------------

Revenue from finance receivables is recognized over the term of the receivable using the interest method. Certain loan origination costs are deferred and amortized, using the interest method, over the term of the related receivable as a reduction in financing revenue. Revenue from operating leases is recognized on a straight-line basis over the term of the lease. Initial direct costs, net of acquisition fees related to leases, are deferred and amortized over the term of the lease. Agreements between Automotive sector operations and certain Financial Services sector operations provide for interest and residual value supplements and other support costs to be paid by Automotive sector operations on certain financing and leasing transactions. The Financial Services sector recognizes this revenue in income over the period that the related receivables and leases are outstanding; the estimated costs of interest and residual value supplements and other support costs are recorded as sales incentives by Automotive sector operations in the same manner as sales incentives described above.

The accrual of interest on loans is discontinued at the time a loan is determined to be impaired. Subsequent amounts of interest collected are recognized in income only if full recovery of the remaining principal is probable. Other amounts collected are generally recognized first as a reduction of principal. Any remaining amounts are treated as a recovery.

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

Other Costs
-----------

Advertising  and sales promotion costs are expensed as incurred and are included
in  selling,   administrative,   and  other  expenses.  Advertising  costs  were
$3.0 billion in 2000, $2.7 billion in 1999 and $2.1 billion in 1998.

Estimated costs related to product warranty are accrued at the time of sale and are included in cost of sales.

Engineering, research and development costs are included in cost of sales, are expensed as incurred, and were $6.8 billion in 2000, $6.0 billion in 1999, and $5.3 billion in 1998.

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

----------------------------

Income per share of Common and Class B Stock was as follows (in millions):


                                                                        2000                1999                1998
                                                                  ------------------ ------------------- -------------------
                                                                   Income  Shares*    Income   Shares*    Income   Shares*
                                                                  ------------------ ------------------- -------------------
Income from continuing operations and shares                       $5,410   1,483     $6,502    1,210    $21,368    1,211
Preferred Stock dividend requirements                                 (15)      -        (15)       -        (22)       -
Premium on Series B Tender Offer**                                      -       -          -        -        (85)       -
Issuable and uncommitted ESOP shares                                    -      (9)         -       (4)         -       (2)
                                                                   ------   -----     ------    -----    -------    -----
  Basic continuing income and shares                               $5,395   1,474     $6,487    1,206    $21,261    1,209

Basic income per share from continuing operations                  $ 3.66             $ 5.38             $ 17.59
Basic income per share from discontinued operation                   0.21               0.61                0.58
Basic loss per share on spin-off of discontinued operation          (1.53)                 -                   -
                                                                   ------             ------             -------
  Basic income per share                                           $ 2.34             $ 5.99             $ 18.17

Basic continuing income and shares                                 $5,395   1,474     $6,487    1,206    $21,261    1,209
Net dilutive effect of options                                          -      30          -       27          -       28
Convertible Preferred Stock and other                                   -       -         (1)       -         (1)       -
                                                                   ------   -----     ------    -----    -------    -----
  Diluted continuing income and shares                             $5,395   1,504     $6,486    1,233    $21,260    1,237

Diluted income per share from continuing operations                $ 3.59             $ 5.26             $ 17.19
Diluted income per share from discontinued operation                 0.21               0.60                0.57
Diluted loss per share on spin-off of discontinued operation        (1.50)                 -                   -
                                                                   ------             ------             -------
  Diluted income per share                                         $ 2.30             $ 5.86             $ 17.76

- - - - -
 *Average shares outstanding (Note 3)
**Represents a one-time reduction of $0.07 per share of Common and Class B Stock resulting from the premium paid to repurchase the Company's Series B Cumulative Preferred Stock.

Derivative Financial Instruments
--------------------------------

Ford has operations in over 30 countries and sells vehicles in over 200 markets, and is exposed to a variety of market risks, including the effects of changes in foreign currency exchange rates, interest rates, and commodity prices. These financial exposures are monitored and managed by the Company as an integral part of the Company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on the Company's results. The Company uses derivative financial instruments to manage the exposures to fluctuations in exchange rates, interest rates, and commodity prices. All derivative financial instruments are classified as "held for purposes other than trading"; company policy specifically prohibits the use of leveraged derivatives or use of any derivatives for speculative purposes.

Ford's primary foreign currency exposures, in terms of net corporate exposure, are in the Swedish krona, euro, British pound sterling, Japanese yen, Mexican peso, and Brazilian real. Agreements to manage foreign currency exposures include forward contracts, swaps, and options. The Company uses these derivative instruments to hedge assets and liabilities denominated in foreign currencies, firm commitments, and certain investments in foreign subsidiaries. Gains and losses on hedges of firm commitments are deferred and recognized with the related transactions. In the case of hedges of net investments in foreign subsidiaries, gains and losses are recognized in other comprehensive income to the extent they are effective as hedges. All other gains and losses are recognized in cost of sales for the Automotive sector and interest expense for the Financial Services sector. These instruments usually mature in three years or less for Automotive sector exposures and longer for Financial Services sector exposures, consistent with the underlying transactions. The effect of changes in exchange rates may not be fully offset by gains or losses on currency derivatives, depending on the extent to which the exposures are hedged.

Interest rate swap agreements are used to manage the effects of interest rate fluctuations by changing the interest rate characteristics of specific debt or pools of debt to match the interest rate characteristics of corresponding assets. These instruments mature consistent with underlying debt issues as identified in Note 13. The differential paid or received on interest rate swaps is recognized on an accrual basis as an adjustment to interest expense. Gains and losses on terminated interest rate swaps are deferred and reflected in interest expense over the remaining term of the underlying debt.

----------------------------

Ford has a commodity hedging program that uses primarily forward contracts and options to manage the effects of changes in commodity prices on the Automotive sector's results. Gains and losses are recognized in cost of sales during the settlement period of the related transactions.

The Company will adopt Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging", on January 1, 2001. Based on present interpretation of this new standard, the Company estimates that it will record a transition adjustment that will reduce 2001 net income by $70 million and reduce other comprehensive income by $550 million. Adoption of this standard will result in non-cash adjustments to income and equity by unpredictable amounts, based mainly on periodic changes in interest rates, exchange rates, and commodity prices. The amount of these non-cash effects will be disclosed each quarter.

Foreign Currency Translation
----------------------------

Assets and liabilities of non-U.S. subsidiaries for which the functional currency is other than the U.S. dollar are generally translated to U.S. dollars at end-of-period exchange rates. The effects of this translation for most non-U.S. subsidiaries are reported in other comprehensive income. Remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of all non-U.S. subsidiaries are translated to U.S. dollars at average-period exchange rates. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved. Net transaction gains and losses, as described above, decreased income from continuing operations by $115 million in 2000, increased income from continuing operations by $308 million in 1999, and increased income from continuing operations by $84 million in 1998.

Impairment of Long-Lived Assets and Certain Identifiable Intangibles
--------------------------------------------------------------------

The Company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare operating income before amortization of goodwill to the amortization recorded for the operations to which the goodwill relates. When appropriate, the Company also periodically evaluates the carrying value of long-lived assets and long-lived assets to be disposed of for potential impairment. The Company considers projected future operating results, cash flows, trends, and other circumstances in making such estimates and evaluations.

Goodwill
--------

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is amortized using the straight-line method for periods of up to 40 years. Total goodwill included in the Automotive sector's other assets was $5.8 billion at December 31, 2000 and $5.7 billion at December 31, 1999. Total goodwill included in the Financial Services sector's other assets was $993 million at December 31, 2000 and $970 million at December 31, 1999.

Company-Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary Trust
-------------------------------------------------------------------------------

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

----------------------------

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

NOTE 2.  Discontinued Operation
-------------------------------

On June 28, 2000, Ford distributed 130 million shares of Visteon Corporation ("Visteon"), which represented its 100% ownership interest, by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock.

Holders of Ford Common and Class B Stock on the record date received 0.130933 shares of Visteon common stock for each share of Ford stock, and participants in U.S. employee savings plans on the record date received $1.72 in cash per share of Ford stock, based on the volume-weighted average price of Visteon stock of $13.1326 per share on June 28, 2000. The total value of the distribution (including the $365 million cash dividend) was $2.1 billion, or $1.72 per diluted share of Ford stock.

As a result of the spin-off of Visteon, Ford recorded an after-tax loss of $2.3 billion in the second quarter of 2000. This loss represents the excess of the carrying value of Ford's net investment in Visteon over the market value of Visteon on the distribution date. Ford's financial statements reflect Visteon as a "discontinued operation" for all periods shown. Through the date of the spin-off, Visteon's net assets were aggregated in Ford's balance sheet as "net assets of discontinued operation".

In connection with the spin-off of Visteon, Ford and Visteon have entered into a series of agreements that provide for (i) certain hourly employees (numbering approximately 24,000) working for Visteon that remain Ford employees, with Visteon reimbursing Ford for the expenses related thereto, (ii) Ford's retention of certain pension and postretirement benefit obligations for qualified employees that are or have worked for Visteon, (iii) predetermined pricing terms for Visteon's products purchased by Ford through 2003, and (iv) reimbursement to Ford for other post-spin services provided to Visteon and tax activity incurred on Visteon's behalf.

Visteon revenues included in discontinued operations totaled $10.5 billion, $19.4 billion, and $17.8 billion for the years ended December 31, 2000, 1999, and 1998, respectively. Income from discontinued operations for the years ended December 31, 2000, 1999, and 1998 is reported net of income tax expense of $182 million, $422 million, and $416 million, respectively.

NOTE 3.  Value Enhancement Plan
-------------------------------

On August 7, 2000, the Company announced the final results of its recapitalization, known as the Value Enhancement Plan ("VEP"). Under the VEP, Ford shareholders exchanged each of their old Ford Common or Class B shares for one new Ford Common or Class B share, as the case may be, plus, at their election, either $20 in cash, 0.748 additional new Ford Common shares, or a combination of $5.17 in cash and 0.555 additional new Ford Common shares. As a result of the elections made by shareholders under the VEP, the total cash elected was $5.7 billion and the total number of new Ford Common and Class B shares that became issued and outstanding was 1.893 billion. As a result of the VEP, approximately $1.2 billion was transferred from capital stock to capital in excess of par value of stock.

In accordance with generally accepted accounting principles, prior period shares and earnings per share amounts were not adjusted. 2000 average diluted shares of
1.504 billion were calculated based on an average of 1.222 billion shares for the period prior to the VEP and an average of 1.9 billion shares for the period subsequent to the VEP.

NOTE 4.  Marketable and Other Securities
----------------------------------------

Trading securities are recorded at fair value with unrealized gains and losses included in income. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of tax, in other comprehensive income. Held-to-maturity securities are recorded at amortized cost. Equity securities that do not have readily determinable fair values are recorded at cost. The basis of cost used in determining realized gains and losses is specific identification.

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

Automotive Sector
-----------------

Investments in securities at December 31 were as follows (in millions):

                                                                                                            Book/
                                                                    Amortized   Unrealized   Unrealized     Fair
                                                                      Cost        Gains        Losses       Value
                                                                 ------------- ------------ ------------- ---------
     2000
     ----
     Trading securities                                             $10,214       $73         $  4        $10,283
     Available-for-sale securities - Corporate debt securities        1,480         8            -          1,488
     Held-to-maturity securities                                      1,345         -            -          1,345
                                                                    -------       ---         ----        -------
     Total investments in securities                                $13,039       $81         $  4        $13,116
                                                                    =======       ===         ====        =======

     1999
     ----
     Trading securities                                             $17,243       $56         $123        $17,176
     Available-for-sale securities - Corporate debt securities        1,004         -            8            996
     Held-to-maturity securities                                        771         -            -            771
                                                                    -------       ---         ----        -------
     Total investments in securities                                $19,018       $56         $131        $18,943
                                                                    =======       ===         ====        =======


Proceeds from sales of available-for-sale securities were $4,938 million in 2000 and $2,352 million in 1999. There were no material gains or losses in either year. The available-for-sale securities and held-to-maturity securities at December 31, 2000 had contractual maturities of between one and five years, and one and four years, respectively.

Financial Services Sector
-------------------------

Investments in securities at December 31, 2000 were as follows (in millions):

                                                                                                         Book/
                                                                 Amortized   Unrealized  Unrealized      Fair
                                                                   Cost         Gains      Losses        Value
                                                               ------------ ----------- ----------- ------------

     Trading securities                                           $258         $ 1         $ 1          $258

     Available-for-sale securities
     -----------------------------
     Debt securities issued by the U.S.
      government and agencies                                       94           4           -            98
     Municipal securities                                           13           1           -            14
     Debt securities issued by non-U.S. governments                 14           1           -            15
     Corporate debt securities                                     198           4           1           201
     Mortgage-backed securities                                    167           2           2           167
     Equity securities                                              27          34           3            58
                                                                  ----         ---         ---          ----
       Total available-for-sale securities                         513          46           6           553

     Held-to-maturity securities
     ---------------------------
     Debt securities issued by the U.S.
      government and agencies                                        6           -           -             6
     Corporate securities                                            -           -           -             -
                                                                  ----         ---         ---          ----
      Total held-to-maturity securities                              6           -           -             6

       Total investments in securities                            $777         $47         $ 7          $817
                                                                  ====         ===         ===          ====

----------------------------------------

Investments in securities at December 31, 1999 were as follows (in millions):

                                                                                                       Book/
                                                               Amortized   Unrealized  Unrealized      Fair
                                                                 Cost         Gains      Losses        Value
                                                             ------------ ----------- ------------ ------------

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
                                                                  ====         ===         ===          ====


The  amortized  cost  and  fair  value  of  investments  in   available-for-sale
securities and held-to-maturity securities at December 31 by contractual maturity, were as follows (in millions):

                                                    Available-for-sale       Held-to-maturity
                                                  ----------------------  ----------------------
                                                    Amortized     Fair      Amortized     Fair
                                                       Cost      Value         Cost      Value
                                                  ------------ ---------  ------------ ---------
     2000
     ----
     Due in one year or less                          $ 19       $ 19           $2         $2
     Due after one year through five years             132        133            -          -
     Due after five years through ten years             79         81            3          3
     Due after ten years                                93         96            1          1
     Mortgage-backed securities                        167        169            -          -
     Equity securities                                  23         55            -          -
                                                      ----       ----           --         --
       Total                                          $513       $553           $6         $6
                                                      ====       ====           ==         ==

     1999
     ----
     Due in one year or less                          $  -       $  -           $-         $-
     Due after one year through five years             119        118            3          3
     Due after five years through ten years             53         51            3          3
     Due after ten years                               110        104            1          1
     Mortgage-backed securities                        202        195            -          -
     Equity securities                                  28         68            -          -
                                                      ----       ----           --         --
       Total                                          $512       $536           $7         $7
                                                      ====       ====           ==         ==


Proceeds from sales of available-for-sale securities were $557 million in 2000, and $1.1 billion in 1999. There were no material gains or losses in either year.

NOTE 5.  Finance Receivables - Financial Services Sector
--------------------------------------------------------

Included in finance receivables at December 31 were net finance receivables and investment in direct financing leases. The investment in direct financing leases relates to the leasing of vehicles, various types of transportation and other equipment, and facilities.

Receivables
-----------
Net finance receivables at December 31 were as follows (in millions):


                                                                 2000         1999
                                                             ------------ ------------
          Retail                                                $ 74,220     $ 70,771
          Wholesale                                               34,303       27,298
          Real estate                                              3,950        3,417
          Other finance receivables                                6,496        5,302
                                                                --------     --------
            Total finance receivables                            118,969      106,788
          Allowance for credit losses                             (1,240)      (1,143)
                                                                --------     --------
            Total net finance receivables                        117,729      105,645
          Other                                                      417          471
                                                                --------     --------
            Net finance and other receivables                   $118,146     $106,116
                                                                ========     ========

          Net finance receivables subject to
           fair value*                                          $117,664     $105,577
          Fair value                                            $118,988     $106,552

- - - - -
*Excludes certain diversified and other receivables of $482 million and $539 million at December 31, 2000 and 1999, respectively

Included in finance receivables at December 31, 2000 and 1999 were a total of $2.2 billion and $2.6 billion, respectively, owed by three customers with the largest receivable balances. Other finance receivables consisted primarily of commercial and other collateralized loans and accrued interest. Also included in other finance receivables at December 31, 2000 and 1999 were $3.5 billion and $3.7 billion, respectively, of accounts receivable purchased by certain Financial Services sector operations from Automotive sector operations. Finance receivables that originated outside the United States are $37.6 billion and $35.5 billion at December 31, 2000 and 1999, respectively.

Contractual maturities of total finance receivables are as follows (in millions): 2001 - $75,622; 2002 - $21,517; 2003 - $10,729; thereafter - $11,101.
Experience indicates that a substantial portion of the portfolio generally is repaid before the contractual maturity dates.

The fair value of most receivables was estimated by discounting future cash flows using an estimated discount rate that reflected the credit, interest rate and prepayment risks associated with similar types of instruments. For receivables with short maturities, the book value approximated fair value.

The Financial Services sector has sold receivables through special purpose subsidiaries. The servicing portfolio related to these securitized assets amounted to $28.4 billion and $19.6 billion at December 31, 2000 and 1999, respectively. The Company retains certain beneficial interests in the sold receivables which are subject to limited recourse provisions. These financial instruments of $3.7 billion at December 31, 2000 and $3.4 billion at December 31, 1999 are included in other assets.

Direct Financing Leases
-----------------------

Net investment in direct financing leases at December 31 was as follows (in millions):

                                                                  2000         1999
                                                              ------------ ------------
          Total minimum lease rentals to be received             $4,922       $4,782
            Less:  Unearned income                                 (923)        (916)
          Loan origination costs                                     58           84
                                                                 ------       ------
            Minimum lease rentals                                 4,057        3,950
          Estimated residual values                               3,081        3,283
            Less:  Allowance for credit losses                     (120)         (51)
                                                                 ------       ------
            Net investment in direct financing leases            $7,018       $7,182
                                                                 ======       ======

Minimum direct financing lease rentals are contractually due as follows (in millions): 2001 - $1,930; 2002 - $1,396; 2003 - $972; 2004 - $472; 2005 - $118;
thereafter - $34.

NOTE 6.  Net Investment in Operating Leases
-------------------------------------------

The net investment in operating leases relates to the leasing of vehicles, various types of transportation and other equipment, and facilities. The net investment in operating leases at December 31 was as follows (in millions):

                                                                  2000         1999
                                                              ------------ ------------
          Vehicles and other equipment, at cost                 $ 58,029     $ 53,018
          Lease origination costs                                     53           56
          Accumulated depreciation                               (11,155)     (10,225)
          Allowances for credit losses                              (334)        (378)
                                                                --------     --------
            Net investment in operating leases                  $ 46,593     $ 42,471
                                                                ========     ========

Minimum rentals on operating leases are contractually due as follows (in millions): 2001 - $8,785; 2002 - $6,441; 2003 - $3,259; 2004 - $415; 2005 -
$176; thereafter - $300.

Depreciation expense for assets subject to operating leases is provided primarily on the straight-line method over the term of the lease in amounts necessary to reduce the carrying amount of the asset to its estimated residual value. Depreciation rates and amounts are based on assumptions as to used car prices at lease termination and the number of vehicles that will be returned to the Company. Estimated and actual residual values are reviewed on a regular basis to determine whether depreciation amounts are appropriate. Gains and losses upon disposal of the assets also are included in depreciation expense. Depreciation expense was as follows: $9.2 billion in 2000, $8.8 billion in 1999, and $8.4 billion in 1998.

NOTE 7.  Allowance for Credit Losses
------------------------------------

An allowances for credit losses is estimated and established as required based on historical experience and other factors that affect collectibility. The allowance for estimated credit losses includes a provision for certain non-homogeneous impaired loans. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Finance receivables and lease investments are charged to the allowance for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables and lease investments previously charged-off as uncollectible are credited to the allowance for credit losses.

Changes in the allowance for credit losses were as follows (in millions):

                                                                  2000         1999         1998
                                                              ------------ ------------ ------------
          Beginning balance                                      $1,572       $1,577      $ 3,476
          Provision for credit losses                             1,706        1,211        1,489
          Total charge-offs and recoveries:
            Charge-offs                                          (1,618)      (1,287)      (1,640)
            Recoveries                                              300          275          262
                                                                 ------       ------      -------
            Net losses                                           (1,318)      (1,012)      (1,378)
          Other changes                                            (266)        (204)      (2,010)*
                                                                 ------       ------      -------
            Ending balance                                       $1,694       $1,572      $ 1,577
                                                                 ======       ======      =======

- - - - -
*Other changes includes $1,892 million to reflect the spin-off of The Associates

NOTE 8. Inventories - Automotive Sector
---------------------------------------

Inventories at December 31 were as follows (in millions):

                                                                  2000         1999
                                                              ------------ ------------
          Raw materials, work-in-process and supplies            $2,798       $2,035
          Finished products                                       4,716        3,649
                                                                 ------       ------
            Total inventories                                    $7,514       $5,684
                                                                 ======       ======

          U.S. inventories                                       $2,095       $1,811


Inventories are stated at the lower of cost or market. The cost of most U.S. inventories is determined by the last-in, first-out ("LIFO") method. The cost of the remaining inventories is determined primarily by the first-in, first-out ("FIFO") method.

If the FIFO method had been used instead of the LIFO method, inventories would have been higher by $1.1 billion and $1.0 billion at December 31, 2000 and 1999, respectively.


NOTE 9. Net Property, Depreciation and Amortization - Automotive Sector
-----------------------------------------------------------------------

Net property at December 31 was as follows (in millions):

                                                                   2000         1999
                                                               ------------ ------------
          Land                                                  $    639     $    529
          Buildings and land improvements                          9,896        9,460
          Machinery, equipment and other                          38,434       37,809
          Construction in progress                                 2,333        1,966
                                                                --------     --------
            Total land, plant and equipment                     $ 51,302     $ 49,764
          Accumulated depreciation                               (24,327)     (22,898)
                                                                --------     --------
            Net land, plant and equipment                       $ 26,975     $ 26,866
          Special tools, net of amortization                      10,533        9,662
                                                                --------     --------
            Net property                                        $ 37,508     $ 36,528
                                                                ========     ========


Property, equipment, and special tools are stated at cost, less accumulated depreciation and amortization. Property and equipment placed in service before January 1, 1993 are depreciated using an accelerated method that results in accumulated depreciation of approximately two-thirds of the asset cost during the first half of the estimated useful life of the asset. Property and equipment placed in service after December 31, 1992 are depreciated using the straight-line method of depreciation over the estimated useful life of the asset. On average, buildings and land improvements are depreciated based on a 30-year life; machinery and equipment are depreciated based on a 14-year life. Costs of computer software developed or obtained for internal use are capitalized beginning January 1, 1999. Special tools placed in service before January 1, 1999 are amortized using an accelerated method over periods of time representing the estimated life of those tools. Special tools placed in service beginning in 1999 are amortized using the units-of-production method.

Depreciation and amortization expenses were as follows (in millions):

                                                                  2000         1999         1998
                                                              ------------ ------------ ------------
          Depreciation                                           $3,507       $2,592       $2,301
          Amortization                                            2,451        2,459        2,880
                                                                 ------       ------       ------
            Total                                                $5,958       $5,051       $5,181
                                                                 ======       ======       ======

Maintenance, repairs, and rearrangement costs are expensed as incurred and were $1.6 billion in 2000, $1.7 billion in 1999, and $1.7 billion in 1998.

NOTE 10.  Income Taxes
----------------------

Income before income taxes, excluding equity in net income/(loss) of affiliated companies, the provision for income taxes, and a reconciliation of the provision for income taxes compared with the amounts at the U.S. statutory tax rate, are as follows:

                                                                  2000         1999         1998
                                                              ------------ ------------ ------------
          Income before income tax (in millions)
          -------------------------------------
          U.S.                                                  $ 9,559       $9,299       $7,617*
          Non-U.S.                                               (1,241)         537          770
                                                                -------       ------       ------
            Total income before income taxes                    $ 8,318       $9,836       $8,387
                                                                =======       ======       ======

          Provision for income taxes (in millions)
          ---------------------------------------
          U.S. federal                                          $   661       $  581       $  620
          Non-U.S.                                                  760          727          474
          State and local                                           116          117           14
                                                                -------       ------       ------
            Total current income tax provision                    1,537        1,425        1,108
                                                                -------       ------       ------
          U.S. federal                                            2,110        2,088        1,614
          Non-U.S.                                               (1,153)        (455)        (114)
          State and local                                           211          190          152
                                                                -------       ------       ------
            Total deferred income tax provision                   1,168        1,823        1,652
                                                                -------       ------       ------
              Total provision                                   $ 2,705       $3,248       $2,760
                                                                =======       ======       ======

          Reconciliation of the income tax provision
          ------------------------------------------
          Tax provision at U.S. statutory rate                       35 %         35 %         35 %

          Effect of (in points):
            Tax on non-U.S. income                                   (2)          (2)          (1)
            State and local income taxes                              3            2            1
            Other                                                    (3)          (2)          (2)
                                                                -------       ------       ------
              Provision for income taxes                             33 %         33 %         33 %
                                                                =======       ======       ======
- - - - -

* Excludes non-taxable gain on spin-off of The Associates.

Deferred taxes are provided for earnings of non-U.S. subsidiaries which are planned to be remitted. No provision for deferred taxes has been made on $2.0 billion of unremitted earnings (primarily prior to 1998) which are considered to be indefinitely invested in non-U.S. subsidiaries. Deferred taxes for these unremitted earnings are not practical to estimate.

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

                                                                 2000         1999
                                                             ------------ ------------
          Deferred tax assets
          -------------------
          Employee benefit plans                                $ 6,100      $ 5,057
          Dealer and customer allowances and claims               2,364        2,709
          Net operating loss carryforwards                        1,377          740
          Allowance for credit losses                             1,067        1,006
          Tax on unremitted foreign earnings                        567          156
          All other                                               2,329        1,087
          Valuation allowances                                     (171)        (115)
                                                                -------      -------
            Total deferred tax assets                            13,633       10,640

          Deferred tax liabilities
          ------------------------
          Leasing transactions                                    8,306        6,520
          Depreciation and amortization
           (excluding leasing transactions)                       3,924        3,382
          Finance receivables                                     2,593        1,328
          Employee benefit plans                                    962          862
          All other                                               1,593          976
                                                                -------      -------
            Total deferred tax liabilities                       17,378       13,068
                                                                -------      -------
              Net deferred tax liabilities                      $ 3,745      $ 2,428
                                                                =======      =======

Non-U.S. net operating loss carryforwards for tax purposes were $3.6 billion at December 31, 2000. A substantial portion of these losses has an indefinite carryforward period; the remaining losses have expiration dates beginning in 2001. The tax benefit of operating losses is recognized as a deferred tax asset, subject to an appropriate valuation allowance. Tax benefits of operating loss carryforwards are evaluated on an ongoing basis. Such evaluations include a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

NOTE 11.  Liabilities - Automotive Sector
-----------------------------------------

Current Liabilities
-------------------

Included in accrued liabilities at December 31 were the following (in millions):


                                                                 2000         1999
                                                             ------------ ------------
          Dealer and customer allowances and claims             $11,660      $10,180
          Deferred revenue                                        2,209        2,326
          Employee benefit plans                                  2,029        1,675
          Deferred obligation to AB Volvo (Note 19)               1,585            -
          Postretirement benefits other than pensions             1,076          694
          Salaries, wages and employer taxes                        528          548
          Other                                                   4,428        3,065
                                                                -------      -------
              Total accrued liabilities                         $23,515      $18,488
                                                                =======      =======

Noncurrent Liabilities
----------------------

Included in other liabilities at December 31 were the following (in millions):

                                                                 2000         1999
                                                             ------------ ------------
          Postretirement benefits other than pensions           $14,093      $12,158
          Dealer and customer allowances and claims               6,202        7,158
          Employee benefit plans                                  4,145        4,167
          Unfunded pension obligation                             1,188        1,189
          Deferred obligation to BMW (Note 19)                      741            -
          Minority interests in net assets of subsidiaries            8           86
          Deferred obligation to AB Volvo (Note 19)                   -        1,485
          Other                                                   4,118        3,040
                                                                -------      -------
              Total other liabilities                           $30,495      $29,283
                                                                =======      =======

NOTE 12.  Employee Retirement Benefits
--------------------------------------

Employee Retirement Plans
-------------------------

The Company has two principal retirement plans in the U.S. The Ford-UAW Retirement Plan covers hourly employees represented by the UAW, and the General Retirement Plan covers substantially all other Ford employees in the U.S. The hourly plan provides noncontributory benefits related to employee service. The salaried plan provides similar noncontributory benefits and contributory benefits related to pay and service. Other U.S. and non-U.S. subsidiaries have separate plans that generally provide similar types of benefits for their employees. Ford-UAW Retirement Plan expense accruals for employees assigned to Visteon are charged to Visteon.

In general, the Company's plans are funded, with the main exceptions of the U.S. defined benefit plans for executives and certain plans in Germany; in such cases, an unfunded liability is recorded.

The Company's policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. Plan assets consist principally of investments in stocks and government and other fixed income securities.

Postretirement Health Care and Life Insurance Benefits
------------------------------------------------------

The Company and certain of its subsidiaries sponsor plans to provide selected health care and life insurance benefits for retired employees. The Company's U.S. and Canadian employees may become eligible for those benefits if they retire while working for the Company; however, benefits and eligibility rules may be modified from time to time. The estimated cost for these benefits is accrued over periods of employee service on an actuarially determined basis. Postretirement health care and life insurance expense accruals for hourly employees assigned to Visteon and for salaried Visteon employees who met certain age and service conditions at June 30, 2000 are charged to Visteon. A portion of U.S. hourly and salary retiree health and life insurance benefits has been prepaid. At December 31, 2000, the market value of this pre-funding was $3.1 billion, including $1.4 billion of assets contributed by Visteon to a segregated trust.

--------------------------------------

Increasing the assumed health care cost trend rates by one percentage point is estimated to increase the aggregate service and interest cost components of net postretirement benefit expense for 2000 by about $250 million and the accumulated postretirement benefit obligation at December 31, 2000 by about $2.8 billion. A decrease of one percentage point would reduce service and interest costs by $195 million and decrease the December 31, 2000 obligation by $2.3 billion.

Employee Retirement Benefit Expense
-----------------------------------

The Company's expense for pensions, retirement health care and life insurance was as follows (in millions):

                                                         Pension Benefits
                                   -------------------------------------------------------------
                                            U.S. Plans                   Non-U.S. Plans                    Other Benefits*
                                   ------------------------------ ------------------------------    ------------------------------
                                     2000      1999      1998       2000      1999      1998          2000      1999      1998
                                   -------- --------- ----------- -------- ---------- ----------    --------- --------- ----------
Costs Recognized in Income
--------------------------
Service cost                       $   495   $   522   $   475    $   405   $   402    $ 324        $  320    $  275    $  213
Interest cost                        2,345     1,714     1,609        918       823      802         1,483       972       946
Expected return on plan
  assets                            (3,281)   (2,475)   (2,208)    (1,162)   (1,026)    (898)         (135)      (82)      (34)
Amortization of:
  Transition (asset)/obligation        (13)      (22)      (23)         7        10       15             -         -         -
  Plan amendments                      742       471       565        133       105      103           (38)      (35)      (32)
  (Gains)/losses and other            (405)      (20)       53         64       183      127            82        77        84
Allocated costs to Visteon             (71)        -         -          -         -        -          (159)        -         -
                                   -------   -------   -------    -------   -------    -----        ------    ------    ------
 Net pension/postretirement
   expense/(income)                $  (188)  $   190   $   471    $   365   $   497    $ 473        $1,553    $1,207    $1,177
                                   =======   =======   =======    =======   =======    =====        ======    ======    ======

Discount rate for expense             7.75%     6.25%     6.75%     6.10%     5.70%     6.50%         7.75%     6.50%     7.00%
Assumed long-term rate of
  return on assets                    9.00%     9.00%     9.00%     9.40%     9.30%     9.20%         6.00%     6.00%     6.20%
Initial health care cost
  trend rate                             -         -         -         -         -         -          8.75%     7.00%     6.60%
Ultimate health care cost
  trend rate                             -         -         -         -         -         -          5.00%     5.00%     5.00%
Number of years to ultimate
  trend rate                             -         -         -         -         -         -             8         9        10

-  -  -  -  -
*Postretirement health care and life insurance benefits

Pension expense in 2000 decreased primarily as a result of increased return on plan assets and higher discount rates.

--------------------------------------

The year-end status of these plans was as follows (in millions):

                                                                  Pension Benefits
                                                  --------------------------------------------------
                                                        U.S. Plans              Non-U.S. Plans              Other Benefits*
                                                  ------------------------  ------------------------    ------------------------
                                                     2000        1999          2000        1999            2000        1999
                                                  ---------- -------------  ---------- -------------    ----------- ------------
Change in Benefit Obligation
----------------------------
 Benefit obligation at January 1                   $31,846     $33,003       $16,484     $16,312         $ 15,744    $ 15,230
  Service cost                                         535         650           405         434              320         275
  Interest cost                                      2,388       2,099           918         888            1,483         971
  Amendments                                             -       3,113           232         413             (226)          8
  Special programs                                     141         109            83          48               54          46
  Net acquisitions/(divestitures)                      (89)         74           357         784            3,714          37
  Plan participant contributions                        45          46            71          67                -           -
  Benefits paid                                     (2,273)     (1,950)         (744)       (698)          (1,055)       (742)
  Foreign exchange translation                           -           -        (1,117)       (951)               2          22
  Actuarial loss/(gain)                                689      (5,298)          229        (813)           3,338        (103)
                                                   -------     -------       -------     -------         --------    --------
 Benefit obligation at December 31                 $33,282     $31,846       $16,918     $16,484         $ 23,374    $ 15,744
                                                   =======     =======       =======     =======         ========    ========

Change in Plan Assets
---------------------
 Fair value of plan assets at January 1            $40,845     $38,417       $15,432     $13,235         $  1,258    $  1,501
  Actual return on plan assets                         979       4,239           233       2,131              168          55
  Company contributions                                  8           6           185         217            1,935          99
  Special programs                                      (7)        (32)           (1)          -                -           -
  Net acquisitions/(divestitures)                       90          43           520         671              425           -
  Plan participant contributions                        45          46            71          67                -           -
  Benefits paid                                     (2,273)     (1,950)         (744)       (698)            (651)       (397)
  Foreign exchange translation                           -           -        (1,041)       (447)               -           -
  Other                                                143          76            59         256                -           -
                                                   -------     -------       -------     -------         --------    --------
 Fair value of plan assets at December 31          $39,830     $40,845       $14,714     $15,432         $  3,135    $  1,258
                                                   =======     =======       =======     =======         ========    ========
Funded Status of the Plan
-------------------------
  Plan assets in excess of/(less than)
    projected benefits                             $ 6,548     $ 8,999       $(2,204)    $(1,052)        $(20,239)   $(14,486)
  Unamortized:
    Transition (asset)/obligation                      (17)        (36)           94         164                -           -
    Prior service cost                               3,912       4,548           814         833             (231)        (46)
    Net (gains)/losses                              (8,540)    (12,037)          336      (1,053)           4,850       1,330
                                                   -------     -------       -------     -------         --------    --------
      Net amount recognized                        $ 1,903     $ 1,474       $  (960)    $(1,108)        $(15,620)   $(13,202)
                                                   =======     =======       =======     =======         ========    ========

Amounts Recognized in the
Balance Sheet Consists of Assets/(Liabilities)
----------------------------------------------
  Prepaid assets                                   $ 2,856     $ 2,288       $ 1,040     $ 1,064         $      -    $      -
  Accrued liabilities                               (1,244)     (1,118)       (2,900)     (3,061)         (15,620)    (13,202)
  Intangible assets                                    116         170           490         519                -           -
  Deferred income tax                                   65          46            80          84                -           -
  Accumulated other comprehensive income               110          88           330         286                -           -
                                                   -------     -------       -------     -------         --------    --------
    Net amount recognized                          $ 1,903     $ 1,474       $  (960)    $(1,108)        $(15,620)   $(13,202)
                                                   =======     =======       =======     =======         ========    ========

Pension Plans in Which Accumulated Benefit
Obligation Exceeds Plan Assets at December 31
---------------------------------------------
  Projected benefit obligation                     $ 1,173     $ 1,109       $ 5,424     $ 5,721
  Accumulated benefit obligation                     1,085       1,021         5,174       5,366
  Fair value of plan assets                             62          54         2,751       2,837

Assumptions as of December 31
-----------------------------
  Discount rate                                       7.50%       7.75%         6.10%       6.10%            7.50%       7.75%
  Expected return on assets                           9.50%       9.00%         8.80%       9.40%            6.00%       6.00%
  Average rate of increase in compensation            5.20%       5.20%         4.20%       4.90%               -           -
  Initial health care cost trend rate                    -           -             -           -             8.97%       8.75%
  Ultimate health care cost trend rate                   -           -             -           -             5.00%       5.00%
  Number of years to ultimate trend rate                 -           -             -           -                7           8

-  -  -  -  -
*Postretirement health care and life insurance benefits

Postretirement health care and life insurance obligations increased in 2000 primarily as a result of retention of obligations previously allocated to Visteon and higher than expected cost trends.

NOTE 13.  Debt
--------------

The fair value of debt was estimated based on quoted market prices or current rates for similar debt with the same remaining maturities.

Automotive Sector
-----------------

Debt at December 31 was as follows (in millions):

                                                                         Weighted Average
                                                                          Interest Rate*             Book Value
                                                                      ------------------------ ------------------------
                                                          Maturity       2000        1999         2000        1999
                                                        ------------- ----------- ------------ ----------- ------------
   Debt payable within one year
   ----------------------------
   Short-term debt                                                        9.0%       14.3%      $   225     $ 1,001
   Long-term debt payable within one year                                                            52         337
                                                                                                -------     -------
     Total debt payable within one year                                                             277       1,338

   Long-term debt                                       2002-2097         7.5%        7.5%       11,769      10,398
   --------------                                                                              --------     -------

       Total debt                                                                               $12,046     $11,736
                                                                                                =======     =======

   Fair value                                                                                   $11,970     $13,528

- - - - -
*Excludes the effect of interest rate swap agreements; change in 2000 primarily reflects settlement of short-term debt in South America.

Long-term debt at December 31, 2000 included maturities as follows (in millions): 2001 - $52 (included in current liabilities); 2002 - $78; 2003 - $90; 2004 - $128; 2005 - $600; thereafter - $10,873.

Included in long-term debt at December 31, 2000 and 1999 were obligations of $11,426 million and $10,057 million, respectively, with fixed interest rates, and $343 million and $341 million, respectively, with variable interest rates (generally based on LIBOR or other short-term rates). Obligations payable in foreign currencies at December 31, 2000 and 1999 were $663 million and $516 million, respectively.

Financial Services Sector
-------------------------

Debt at December 31 was as follows (in millions):

                                                                        Weighted Average
                                                                         Interest Rate*             Book Value
                                                                      ---------------------- --------------------------
                                                          Maturity      2000        1999        2000          1999
                                                        ------------- ---------- ----------- ------------ -------------
   Debt payable within one year
   ----------------------------
   Unsecured short-term debt                                                                 $  1,904     $  1,853
   Commercial paper                                                                            44,596       44,605
   Other short-term debt                                                                        6,234        4,970
                                                                                             --------     --------
     Total short-term debt                                              6.8%        5.9%       52,734       51,428
   Long-term debt payable within one year                                                      13,658       20,974
                                                                                             --------     --------
     Total debt payable within one year                                                        66,392       72,402

   Long-term debt
   --------------
   Secured indebtedness                                 2002-2021       8.3%        8.3%            3            3
   Unsecured senior indebtedness
     Notes and bank debt                                2002-2078       6.9%        6.4%       85,731       64,543
     Debentures                                                                                     -          508
     Unamortized discount                                                                        (108)         (87)
                                                                                             --------     --------
       Total unsecured senior indebtedness                                                     85,623       64,964
   Unsecured subordinated indebtedness
     Notes                                              2002-2021       8.2%        6.6%        1,500        2,558
     Unamortized discount                                                                          (8)          (8)
                                                                                             --------     --------
       Total unsecured subordinated indebtedness                                                1,492        2,550
                                                                                             --------     --------
         Total long-term debt                                                                  87,118       67,517
                                                                                             --------     --------
           Total debt                                                                        $153,510     $139,919
                                                                                             ========     ========

   Fair value                                                                                $155,862     $139,979

- - - - -
*Excludes the effect of interest rate swap agreements

--------------

Information concerning short-term borrowings (excluding long-term debt payable within one year) is as follows (in millions):

                                                                 2000         1999         1998
                                                             ------------ ------------ ------------
          Average amount of short-term borrowings               $47,788      $55,096      $49,099
          Weighted-average short-term interest rates per
          annum (average year)                                    6.6%         5.7%         5.7%

          Average remaining term of commercial paper
          At December 31                                       34 days      24 days      31 days

Long-term debt at December 31, 2000 included maturities as follows (in millions): 2001 - $13,658; 2002 - $19,313; 2003 - $18,224; 2004 - $11,725; 2005
- $15,904; thereafter - $21,952.

Included in long-term debt at December 31, 2000 and 1999 were obligations of $53.7 billion and $46.5 billion, respectively, with fixed interest rates and $33.4 billion and $21.0 billion, respectively, with variable interest rates (generally based on LIBOR or other short-term rates). Obligations payable in foreign currencies at December 31, 2000 and 1999 were $33 billion and $31 billion, respectively. These obligations were issued primarily to fund non-U.S. business operations.

Outstanding commercial paper at December 31, 2000 totaled $42.3 billion at Ford Credit and $2.3 billion at Hertz, with an average remaining maturity of 35 days and 18 days, respectively.

Agreements to manage exposures to fluctuations in interest rates include primarily interest rate swap agreements. At December 31, 2000, these agreements decreased the weighted-average interest rate on long-term debt to 6.7% compared with 6.9% excluding these agreements, and effectively decreased the obligations subject to variable interest rates to $22.8 billion; the weighted-average interest rate on short-term debt excluding these agreements did not change materially. At December 31, 1999, these agreements decreased the weighted-average interest rate on long-term debt to 6.2%, compared with 6.4% excluding these agreements, and effectively decreased the obligations subject to variable interest rates to $199 million; the weighted-average interest rate on short-term debt excluding these agreements did not change materially.

Support Facilities
------------------

At December 31, 2000, Ford had long-term contractually committed global credit agreements under which $8.4 billion is available from various banks; 87% are available through June 30, 2005. The entire $8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. Ford also has the ability to transfer, on a nonguaranteed basis, $8.1 billion of such credit lines in varying portions to Ford Credit and FCE Bank plc.

At December 31, 2000, the Financial Services sector had a total of $27.7 billion of contractually committed support facilities (excluding the $8.1 billion available under Ford's global credit agreements). Of these facilities, $23.9 billion are contractually committed global credit agreements under which $19.3 billion and $4.6 billion are available to Ford Credit and FCE Bank plc, respectively, from various banks; 55% and 64%, respectively, of such facilities are available through June 30, 2005. The entire $19.3 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.6 billion may be used, at FCE Bank plc's option, by any subsidiary of FCE Bank plc. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or FCE Bank plc, as the case may be. At December 31, 2000, $173 million of the Ford Credit global facilities were in use and $130 million of the FCE Bank plc global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services Sector support facilities at December 31, 2000 consisted of $2.5 billion of contractually committed support facilities available to Hertz in the U.S. and $1.3 billion of contractually committed support facilities available to various affiliates outside the U.S.; at December 31, 2000, approximately $0.9 billion of these facilities were in use. Furthermore, banks provide $1.4 billion of liquidity facilities to support the asset-backed commercial paper program of a Ford Credit sponsored special purpose entity.

NOTE 14.  Capital Stock
-----------------------

At December 31, 2000, all general voting power was vested in the holders of Common Stock and the holders of Class B Stock, voting together without regard to class. At that date, the holders of Common Stock were entitled to one vote per share and, in the aggregate, had 60% of the general voting power; the holders of Class B Stock were entitled to such number of votes per share as would give them, in the aggregate, the remaining 40% of the general voting power, as provided in the Company's Restated Certificate of Incorporation.

The Restated Certificate of Incorporation provides that all shares of Common Stock and Class B Stock share equally in dividends (other than dividends declared with respect to any outstanding Preferred Stock), except that any stock dividends are payable in shares of Common Stock to holders of that class and in Class B Stock to holders of that class. Upon liquidation, subject to the rights of any other class or series of stock having a preference on liquidation, each share of Common Stock will be entitled to the first $0.50 available for distribution to holders of Common Stock and Class B Stock, each share of Class B Stock will be entitled to the next $1.00 so available, each share of Common Stock will be entitled to the next $0.50 so available and each share of Common and Class B Stock will be entitled to an equal amount thereafter.

For a discussion of Ford's recapitalization effected in August 2000, see Note 3.

On January 9, 1998, all outstanding shares of Series A Depositary Shares, representing 1/1,000 of a share of Series A Cumulative Convertible Preferred Stock, were redeemed at a price of $51.68 per Depositary Share plus an amount equal to accrued and unpaid dividends.

Series B Depositary Shares, representing 1/2,000 of a share of $1.00 par value Series B Cumulative Preferred Stock, have a liquidation preference of $25 per Depositary Share. Shares outstanding at December 31, 2000 numbered 7,096,688 Depositary Shares. Dividends are payable at a rate of $2.0625 per year per Depositary Share. Series B Cumulative Preferred Stock is not convertible into shares of Common Stock of the Company. On and after December 1, 2002, and upon satisfaction of certain conditions, the stock is redeemable for cash at the option of Ford, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, plus an amount equal to the sum of all accrued and unpaid dividends.

In 1998, pursuant to an offer to purchase all Depositary Shares representing its Series B Cumulative Preferred Stock at a price of $31.40 per Depositary Share, the Company purchased a total of 13,229,775 Depositary Shares.

The Series B Cumulative Preferred Stock ranks (and any other outstanding Preferred Stock of the Company would rank) senior to the Common Stock and Class B Stock in respect of dividends and liquidation rights.

Changes to the number of shares of capital stock issued for the periods indicated were as follows (shares in millions):

                                                                                                Preferred
                                                                Common       Class B    -------------------------
                                                                 Stock        Stock      Series A     Series B
                                                              ------------ ------------ ------------ ------------

          Issued at December 31, 1997                            1,132          71        0.003         0.010

          Changes:
          1998 - Conversion and Redemption of Series A
                   Preferred Stock                                   8                   (0.003)
               - Employee benefit plans and other                   11
               - Repurchase of Series B Preferred Stock                                                (0.006)
          2000 - Value Enhancement Plan                            686
                                                                 -----         ---        -----         -----
             Net change                                            705           -       (0.003)       (0.006)
                                                                 -----         ---        -----         -----
               Issued at December 31, 2000                       1,837          71        0.000         0.004
                                                                 =====         ===        =====         =====


          Authorized at December 31, 2000                        6,000         530        Total Preferred: 30


NOTE 15.  Stock Options
-----------------------

The Company has stock options outstanding under the 1990 Long-Term Incentive Plan and the 1998 Long-Term Incentive Plan. These Plans were approved by the stockholders. No further grants may be made under the 1990 Plan. Grants may be made under the 1998 Plan through April 2008. In general, options granted in 1997 under the 1990 Plan and subsequent years under the 1998 Plan become exercisable 33% after one year from the date of grant, 66% after two years, and in full after three years. In general, options granted prior to 1997 under the 1990 Plan become exercisable 25% after one year from the date of grant, 50% after two years, 75% after three years, and in full after four years. Options under the Plans expire after 10 years from the date of grant. Certain participants were granted accompanying Stock Appreciation Rights under the Plans which may be exercised in lieu of the related options. Under the Plans, a Stock Appreciation Right entitles the holder to receive, without payment, the excess of the fair market value of the Common Stock on the date of exercise over the option price, either in Common Stock or cash or a combination. In addition, grants of Performance/Contingent Stock Rights were made with respect to 1.2 million shares in 2000, 1.2 million shares in 1999, and 1.4 million shares in 1998. The number of shares ultimately awarded will depend on the extent to which the performance targets specified in each Right is achieved, individual performance of the recipients, and other factors, as determined by the Compensation Committee of the Board of Directors.

Under the 1998 Plan, up to 2% of Common Stock issued as of December 31 of any year may be made available for stock options and other plan awards in the next succeeding calendar year. That limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years. Any unused portion of the 2% limit for any calendar year may be carried forward and made available for Plan awards in succeeding calendar years. At December 31, 2000, the number of unused shares carried forward aggregated to
43.1 million shares.
Information concerning stock options is as follows (shares in millions):

                                                       2000                   1999                    1998
                                              ---------------------- ----------------------- -----------------------
                                                          Weighted-              Weighted-               Weighted-
                                                           Average                Average                 Average
                                                          Exercise                Exercise                Exercise
Shares subject to option                        Shares      Price      Shares      Price       Shares      Price
------------------------                      --------- ------------ ----------- ----------- ----------- -----------
Outstanding at beginning of period              75.3      $32.66       70.9       $25.67       50.0       $28.44
New grants (based on fair value of
 Common Stock at dates of grant)                15.8       41.02       14.9        57.84       12.7        58.07
Adjustment*                                     71.4                                           24.8
Exercised**                                     (6.9)      15.15       (9.1)       20.26      (13.7)       19.97
Surrendered upon exercise of Stock
 Appreciation Rights                            (0.2)       9.05       (0.8)       21.14       (2.5)       22.79
Terminated and expired                          (1.7)      35.75       (0.6)       37.10       (0.4)       33.58
                                               -----                   ----                    ----
Outstanding at end of period                   153.7***    19.16       75.3        32.66       70.9        25.67
Outstanding but not exercisable                (53.4)                 (33.5)                  (34.9)
                                               -----                   ----                    ----
   Exercisable at end of period                100.3       15.59       41.8        23.51       36.0        19.53
                                               =====                   ====                    ====

- - - - -
  *Outstanding stock options and related exercise prices were adjusted to preserve the intrinsic value of options as a result of the Visteon spin-off and Value Enhancement Plan in 2000, and The Associates spin-off in 1998.
** Exercised at option prices ranging from $5.75 to $23.87 during 2000, $10.43 to $44.75 during 1999, and $10.43 to $32.69 during 1998.
***Included 70.6 and 83.1 million shares under the 1990 and 1998 Plans, respectively, at option prices ranging from $5.75 to $35.79 per share. At December 31, 2000, the weighted-average remaining exercise period relating to the outstanding options was 6.5 years.

-----------------------

The estimated fair value as of date of grant of options granted in 2000, 1999, and 1998, using the Black-Scholes option-pricing model, was as follows:

                                                                     2000        1999        1998
                                                                 ----------- ----------- -----------
          Estimated fair value per share of
            options granted during the year                         $6.27*     $17.53      $9.25

          Assumptions:
            Annualized dividend yield                                4.9%        3.2%        4.1%
            Common Stock price volatility                           38.8%       36.5%       28.1%
            Risk-free rate of return                                 6.3%        5.2%        5.7%
            Expected option term (in years)                            5           5           5

          -----
          *Estimated fair value at date of grant adjusted for the Value Enhancement Plan.

The Company measures compensation cost using the intrinsic value method. Accordingly, and because option exercise price is set at fair value at the date of grant, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options granted since 1995, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                               2000                   1999                    1998
                                      ---------------------- ---------------------- -----------------------
                                          As         Pro         As        Pro          As         Pro
                                       Reported     Forma*    Reported    Forma*     Reported     Forma*
                                      ----------- ---------- ---------------------- -----------------------
     Net income (in millions)           $3,467      $3,343     $7,237     $7,129      $22,071    $22,014

     Income per share
     ----------------
       Basic                            $ 2.34      $ 2.26     $ 5.99     $ 5.90      $ 18.17    $ 18.12
       Diluted                          $ 2.30      $ 2.22     $ 5.86     $ 5.77      $ 17.76    $ 17.71

       - - - - -
     *The pro forma disclosures may not be representative of the effects on reported net income and income per share for future periods because only stock options that were granted beginning in 1995 are included in the above table. The estimated fair value, before tax, of options granted in 2000, 1999, and 1998 was $172 million, $256 million, and $162 million, respectively.

NOTE 16.  Litigation and Claims
-------------------------------

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for certain of the matters discussed in the foregoing paragraph where losses are deemed probable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to the Company or the subsidiary involved and could require the Company or such subsidiary to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 2000. The Company does not reasonably expect, based on its analysis, that such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

NOTE 17.  Commitments and Contingencies
---------------------------------------

At December 31, 2000, the Company had the following minimum rental commitments under non-cancelable operating leases (in millions): 2001 - $678; 2002 - $543; 2003 - $421; 2004 - $284; 2005 - $203; thereafter - $798. These amounts include rental commitments related to the sale and leaseback of certain Automotive sector machinery and equipment. Rental expense for all operating leases was $873 million in 2000; $847 million in 1999; and $747 million in 1998.

NOTE 18.  Financial Instruments
-------------------------------

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

Balance Sheet Financial Instruments
-----------------------------------

Information about specific valuation techniques and estimated fair values is provided throughout the Notes to Consolidated Financial Statements. Book value and estimated fair value amounts at December 31 were as follows (in millions):

                                                       2000                    1999
                                             ----------------------- -----------------------
                                                  Book        Fair        Book        Fair      Fair Value
                                                  Value      Value       Value       Value      Reference
                                             ------------ ---------- ----------- ----------- -------------
          Automotive Sector
          Marketable securities                 $ 13,116    $ 13,116    $ 18,943    $ 18,943     Note 4
          Debt                                    12,046      11,970      11,736      13,528     Note 13

          Financial Services Sector
          Marketable securities                 $    817    $    817    $    733    $    733     Note 4
          Receivables                            117,664     118,988     105,577     106,552     Note 5
          Debt                                   153,510     155,862     139,919     139,979     Note 13


Foreign Currency, Interest Rate, and Commodity Instruments
----------------------------------------------------------

The fair value of foreign currency, interest rate, and commodity instruments was estimated using current market rates provided by outside quotation services. The notional amount (the contract amount, not the amount at risk), book value, and estimated fair value at December 31 were as follows (in millions):

                                                              Book Value                 Fair Value
                                           Notional    --------------------------  ------------------------
                                           Amount         Asset      Liability        Asset     Liability
                                        -------------- ---------- ---------------  ---------- -------------
          2000
          Interest rate products           $139,536     $  101      $   72          $  818     $  293
          Currency products                  51,606      1,351       2,238           1,048      1,821
          Commodity products                  2,836         93          18              75         23

          1999
          Interest rate products           $125,329     $  103      $   48          $  331     $  322
          Currency products                  39,908        760       1,460             291      1,298
          Commodity products                  3,020        256           -             219          -


Counterparty Credit Risk
------------------------

Ford manages its foreign currency, interest rate, and commodity counterparty credit risks by limiting exposure to and by monitoring the financial condition of each counterparty. The amount of exposure Ford may have to a single counterparty on a worldwide basis is limited by company policy. In the unlikely event that a counterparty fails to meet the terms of a foreign currency, interest rate, or commodity instrument, the Company's risk is limited to the fair value of the instrument.

NOTE 19.  Acquisitions, Dispositions and Restructurings
-------------------------------------------------------

Automotive Sector
-----------------

Acquisitions
------------

     Purchase of Land Rover Business - On June 30, 2000, Ford purchased the Land Rover business from the BMW Group for approximately $2.6 billion. Approximately two-thirds of the purchase price was paid at time of closing; the remainder will be paid in 2005 (Note 11). The acquisition involves the entire Land Rover line of products, and related assembly and engineering facilities. It does not include Rover's passenger car business or financial services business.

     The acquisition has been accounted for as a purchase. The assets acquired, liabilities assumed, and the results of operations since the date of acquisition are included in Ford's financial statements on a consolidated basis.

     The purchase price for Land Rover has been allocated to the assets acquired and liabilities assumed based on the estimated fair value as of the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired is approximately $775 million and is being amortized on a straight-line basis over 40 years. Value assigned to identified intangible assets is approximately $275 million and is being amortized on a straight-line basis over periods ranging from 8 to 40 years. The purchase price allocation included a write-up of inventory to fair value; the sale of this inventory in the third quarter of 2000 resulted in a one-time increase in cost of sales of $106 million after tax.

     Assuming the Land Rover acquisition had taken place on January 1, 2000 and 1999, Ford's total (Automotive and Financial Services) pro forma revenue, net income, and earnings per share for the years ended December 31, 2000 and 1999 would not have been materially affected.

     Purchase of AB Volvo's Worldwide Passenger Car Business ("Volvo Car") - On March 31, 1999, Ford purchased Volvo Car for approximately $6.45 billion. The acquisition price consisted of a cash payment of approximately $2 billion on March 31, 1999, a deferred payment obligation to AB Volvo of approximately $1.6 billion due March 31, 2001 (Note 11), and Volvo Car automotive net indebtedness of approximately $2.9 billion. Most automotive indebtedness was repaid on April 12, 1999.

     The acquisition has been accounted for as a purchase. The assets purchased, liabilities assumed, and the results of operations since the date of acquisition are included in our financial statements on a consolidated basis.

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

     Purchase of Kwik-Fit Holdings plc - During the third quarter of 1999, Ford completed the purchase of all the outstanding stock of Kwik-Fit plc ("Kwik-Fit"). At the time, Kwik-Fit was Europe's largest independent vehicle maintenance and light repair chain. The acquisition price was approximately $1.6 billion and consisted of cash payments of approximately $1.4 billion and loan notes to certain Kwik-Fit shareholders of approximately $200 million, redeemable beginning on April 30, 2000 and on any subsequent interest payment date.

     The acquisition has been accounted for as a purchase. The assets purchased, liabilities assumed, and the results of operations since June 30, 1999 are included in our financial statements on a consolidated basis.

-------------------------------------------------------

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

     Assuming the Volvo Car and Kwik-Fit acquisitions had taken place on January 1, 1999 and 1998, Ford's total (Automotive and Financial Services) pro forma revenue, net income, and earnings per share for the years ended December 31, 1999 and 1998 would not have been materially affected.

European Charges
----------------

Following an extensive business review of the Ford brand Automotive operations in Europe, the Company recorded a pre-tax charge in Automotive cost of sales of $1.6 billion in the second quarter of 2000. This charge included $1.1 billion for asset impairments and $468 million for restructuring costs. The effect on after-tax earnings was $1 billion. As of December 31, 2000, we have spent or utilized approximately $150 million related to the restructuring charge.

The asset impairment charge, attributable to excess capacity related to Ford's performance in the competitive and regulatory environment in Europe, reflected the write-down of certain long-lived assets from their carrying value to their estimated fair value, as determined by an independent valuation of Ford brand Automotive operations in Europe.

The restructuring charge included employee separation costs of $426 million and other exit-related costs of $42 million. Employee separation included a workforce reduction of about 3,300 employees (2,900 hourly and 400 salaried) related to the planned cessation of vehicle production at the Dagenham (U.K.) Body and Assembly Plant

Nemak Joint Venture
-------------------

During the fourth quarter of 2000, Ford recorded in cost of sales a pre-tax charge of $205 million ($133 million after taxes) related to the fair value transfer of its Windsor Aluminum Plant, Essex Aluminum Plant, and its Casting Process Development Center for an increased equity interest in its Nemak Joint Venture. The new joint venture is reflected in Ford's consolidated financial statements on an equity basis.

Dissolution of AutoEuropa Joint Venture
---------------------------------------

Effective January 1, 1999, Ford's joint venture for the production of minivans with Volkswagen AG in Portugal (AutoEuropa) was dissolved resulting in a $255 million pre-tax gain ($165 million after taxes). The gain was recorded in the first quarter 1999 and credited to cost of sales.

Write-Down of Kia Motors Corporation
------------------------------------

During the fourth quarter of 1998, Ford recorded a pre-tax charge of $111 million ($86 million after taxes) to write-off its net exposure to Kia Motors Corporation. The write-off of Ford's exposure was recorded in cost of sales. Ford's share of Mazda Motor Corporation's exposure was recorded in equity in net income of affiliated companies.

Batavia/ZF Friedrichshafen AG Joint Venture
-------------------------------------------

During the fourth quarter of 1998, Ford recorded in cost of sales a pre-tax charge of $112 million ($73 million after taxes) related to the fair value transfer of its Batavia (Ohio) Transmission Plant to a new joint venture company formed by Ford and ZF Friedrichshafen AG of Germany. The joint venture is reflected in Ford's consolidated financial statements on an equity basis.

-------------------------------------------------------

Restructurings
--------------

Ford recorded a pre-tax charge of $688 million ($447 million after taxes) in the fourth quarter of 1998, reflecting retirement and separation program actions that were completed during 1998 and 1999. These special voluntary and involuntary programs reduced the workforce by 1,947 persons in North America (all salaried), 1,951 in Europe (1,304 hourly and 647 salaried) and 4,650 in South America (4,400 hourly and 250 salaried). The costs were primarily charged to the Automotive sector.

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

NOTE 20.  Cash Flows
--------------------

The reconciliation of net income to cash flows from operating activities is as follows (in millions):

                                                         2000                     1999                    1998
                                                ------------------------ ------------------------------------------------
                                                             Financial                Financial               Financial
                                                Automotive   Services    Automotive   Services   Automotive   Services
                                                ----------- ------------ ----------- ---------- ------------ ------------
Net income from continuing operations            $ 3,624     $ 1,786      $ 4,986     $ 1,516     $ 4,049    $ 17,319
Adjustments to reconcile net income
 to cash flows from operating activities:
  Depreciation and amortization                    5,397       9,452        5,244       9,298       5,279       8,624
  European charges (depreciation and
   amortization)                                   1,100           -            -           -           -           -
  Losses/(earnings) of affiliated
   companies in excess of dividends
   remitted                                           86          17          (14)         25          91          (2)
  Provision for credit and
   insurance losses                                    -       1,963            -       1,465           -       1,798
  Foreign currency adjustments                       (58)          -          284           -        (192)          -
  Net (purchases)/sales of trading
   Securities                                      6,284         122        2,316        (157)     (5,434)       (205)
  Provision for deferred income taxes                706       1,449          258       1,565         345       1,307
  Gain on spin-off of The Associates
   (Note 19)                                           -           -            -           -           -     (15,955)
Changes in assets and liabilities:
  Decrease/(increase) in accounts
   receivable and other current assets              (509)       (695)        (822)       (331)      1,164      (1,189)
  Decrease/(increase) in inventory                (1,369)          -          955           -        (173)          -
  Increase/(decrease) in accounts payable
   and accrued and other liabilities               2,444       1,509        1,154      (1,213)      2,479         890
Other                                                602        (146)         490         372         641         891
                                                 -------     -------      -------     -------     -------    --------
Cash flows from operating activities             $18,307     $15,457      $14,851     $12,540     $ 8,249    $ 13,478
                                                 =======     =======      =======     =======     =======    ========


The Company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits and government, agency and corporate obligations, to be cash equivalents. Automotive sector cash equivalents at December 31, 2000 and 1999 were $2.9 billion and $3.1 billion, respectively; Financial Services sector cash equivalents at December 31, 2000 and 1999 were $1.0 billion and $1.1 billion, respectively. Cash flows resulting from futures contracts, forward contracts and options that are accounted for as hedges of identifiable transactions are classified in the same category as the item being hedged.

Cash paid for interest and income taxes was as follows (in millions):


                                                                    2000        1999        1998
                                                                ----------- ----------- -----------
          Interest                                                $10,354      $8,381      $9,039
          Income taxes                                              2,031         844       1,456

NOTE 21.  Segment Information
-----------------------------

Ford has identified three primary operating segments: Automotive, Ford Credit, and Hertz. Segment selection was based upon internal organizational structure, the way in which these operations are managed and their performance evaluated by management and Ford's Board of Directors, the availability of separate financial results, and materiality considerations. Segment detail is summarized as follows (in millions):

                                                               Financial Services Sector
                                                           -----------------------------------
                                                 Auto-        Ford                   Other        Elims/
                                                motive       Credit       Hertz     Fin Svcs      Other       Total
                                               ----------  -----------  ---------- -----------  ----------- ----------
    2000
    ----
    Revenues
      External customer                        $141,230    $ 23,412      $ 5,057    $   342     $     23    $170,064
      Intersegment                                3,783         194           30        154       (4,161)          -
                                               --------    --------      -------    -------     --------    --------
        Total Revenues                         $145,013    $ 23,606      $ 5,087    $   496     $ (4,138)   $170,064
                                               ========    ========      =======    =======     ========    ========
    Income
      Income before taxes                      $  5,267    $  2,495      $   581    $  (109)    $      -    $  8,234
      Provision for income tax                    1,597         926          223        (41)           -       2,705
      Income from continuing operations           3,624       1,536          358        (35)         (73)      5,410
    Other Disclosures
      Depreciation/amortization                $  6,497    $  7,846  a/  $ 1,504    $    46     $     56    $ 15,949
      Interest income                             1,649           -            -          -         (161)      1,488
      Interest expense                            1,589       8,970          428        459         (544)     10,902
      Capital expenditures                        7,393         168          291        496            -       8,348
      Unconsolidated affiliates
        Equity in net income/(loss)                 (70)        (22)           -          1            -         (91)
        Investments in                            2,949          79            -          7            -       3,035
      Total assets at year-end                   98,157     174,258       10,620      7,668       (6,282)    284,421

    -------------------------------------------------------------------------------------------------------------------

    1999
    ----
    Revenues
      External customer                        $135,073    $ 20,020      $ 4,695    $   866     $      4    $160,658
      Intersegment                                4,082         340           33        170       (4,625)          -
                                               --------    --------      -------    -------     --------    --------
        Total Revenues                         $139,155    $ 20,360      $ 4,728    $ 1,036     $ (4,621)   $160,658
                                               ========    ========      =======    =======     ========    ========
    Income
      Income before taxes                      $  7,275    $  2,104      $   560    $   (85)    $      -    $  9,854
      Provision for income tax                    2,251         791          224        (18)           -       3,248
      Income from continuing operations           4,986       1,261          336        (15)         (66)      6,502
    Other Disclosures
      Depreciation/amortization                $  5,244    $  7,565  a/  $ 1,357    $   326     $     50    $ 14,542
      Interest income                             1,532           -            -          -         (114)      1,418
      Interest expense                            1,469       7,193          354        633         (623)      9,026
      Capital expenditures                        7,069          82          351        157            -       7,659
      Unconsolidated affiliates
        Equity in net income/(loss)                  35         (25)           -          -            -          10
        Investments in                            2,539          97            -          8            -       2,644
      Total assets at year-end                  102,608     156,631       10,137     12,427      (11,554)    270,249

    -------------------------------------------------------------------------------------------------------------------

    1998
    ----
    Revenues
      External customer                        $118,017    $ 19,095      $ 4,241    $ 1,997     $      -    $143,350
      Intersegment                                3,333         208            9        272       (3,822)          -
                                               --------    --------      -------    -------     --------    --------
        Total Revenues                         $121,350    $ 19,303      $ 4,250    $ 2,269     $ (3,822)   $143,350
                                               ========    ========      =======    =======     ========    ========
    Income
      Income before taxes                      $  5,842    $  1,812      $   465    $16,161  b/ $      -    $ 24,280
      Provision for income tax                    1,743         680          188        149            -       2,760
      Income from continuing operations           4,049       1,084          277     16,060  b/     (102)     21,368
    Other Disclosures
      Depreciation/amortization                $  5,279    $  7,327  a/  $ 1,212    $    54     $     31    $ 13,903
      Interest income                             1,340           -            -          -          (15)      1,325
      Interest expense                              999       6,910          318      1,114         (510)      8,831
      Capital expenditures                        7,252          67          317        120            -       7,756
      Gain on spin-off of
       The Associates                                 -           -            -     15,955            -      15,955
      Unconsolidated affiliates
        Equity in net income/(loss)                 (64)          2            -          -            -         (62)
        Investments in                            2,187          76            -          -            -       2,263
      Total assets at year-end                   85,008     137,248        8,873      6,181       (4,598)    232,712

- - - - -

a/ Includes depreciation of operating leases only. Other types of depreciation/amortization for Ford Credit are included in the Elims/Other column.
b/ Includes  $15,955  million  non-cash  gain (not  taxed) on  spin-off of The
   Associates in the first quarter of 1998 (Note 19).

-----------------------------

"Other Financial Services" data is an aggregation of miscellaneous smaller Financial Services sector business components, including Ford Motor Land Development Corporation, Ford Leasing Development Company, Ford Leasing Corporation, and Granite Management Corporation. Also included is data for The Associates, which was spun-off from Ford in 1998.

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

Information concerning principal geographic areas was as follows (in millions):

          Geographic Areas                            United                      All         Total
                                                      States       Europe        Other       Company
                                                   ------------ ------------ ------------ -------------
          2000
          ----
          External revenues                          $118,373     $32,132      $19,559      $170,064
          Income from continuing operations             6,009        (862)         263         5,410
          Net property                                 25,930      13,614        6,260        45,804

          1999
          ----
          External revenues                          $111,423     $32,709      $16,526      $160,658
          Income from continuing operations             6,008         376          118         6,502
          Net property                                 24,146      13,098        6,719        43,963

          1998
          ----
          External revenues                          $ 99,879     $26,795      $16,676      $143,350
          Income from continuing operations            20,856         445           67        21,368
          Net property                                 22,266       9,774        6,608        38,648


NOTE 22.  Summary Quarterly Financial Data (Unaudited)
------------------------------------------------------
(in millions, except amounts per share)

                                                                 2000                                 1999
                                                  ------------------------------------ ------------------------------------
                                                   First    Second   Third    Fourth    First   Second    Third   Fourth
                                                  Quarter   Quarter Quarter  Quarter   Quarter  Quarter  Quarter  Quarter
                                                  --------- ------- ------- ---------- ------- --------- -------- ---------
Automotive
  Sales                                           $36,175   $37,366 $32,582  $35,107   $31,597  $35,546  $30,645 $37,285
  Operating income                                  2,332     1,393     565      936     2,083    2,454      737   1,940
Financial Services
  Revenues                                          6,719     7,153   7,482    7,480     5,952    6,361    6,635   6,637
  Income before income taxes                          643       764     856      704       547      689      742     601

Total Company
  Income from continuing operations                 1,932     1,513     888    1,077     1,774    2,058      959   1,711
  Less: Preferred Stock dividend
   Requirements                                         4         3       4        4         4        4        4       3
                                                  -------   ------- -------  -------   -------  -------  ------- -------

  Income attributable
   to Common and
   Class B Stock                                  $ 1,928   $ 1,510 $   884  $ 1,073   $ 1,770  $ 2,054  $   955 $ 1,708
                                                  =======   ======= =======  =======   =======  =======  ======= =======

AMOUNTS PER SHARE OF COMMON
  AND CLASS B STOCK AFTER
  PREFERRED STOCK DIVIDENDS

  Basic income from continuing operations         $  1.61   $  1.26 $  0.54  $  0.58   $  1.47  $  1.70  $  0.79 $  1.42

  Diluted income from continuing operations          1.58      1.24    0.53     0.57      1.43     1.66     0.78    1.39

  Cash dividends                                     0.50      0.50    0.50     0.30      0.46     0.46     0.46    0.50

                        Report of Independent Accountants



To the Board of Directors and Stockholders
Ford Motor Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Ford Motor Company and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
January 18, 2001

                                                          Supplemental Schedule



                        Ford Capital BV and Subsidiaries

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

              For the Years Ended December 31, 2000, 1999 and 1998
                                  (in millions)

                                                                             2000           1999           1998
                                                                         ------------   ------------   ------------
Sales (Note 1)                                                             $1,815          $2,057        $1,906

Costs and expenses (Note 1)
Costs of sales                                                              1,691           1,920         1,776
Selling, administrative and other expenses                                    106             122           108
                                                                           ------          ------        ------
  Total costs and expenses                                                  1,797           2,042         1,884

Operating income                                                               18              15            22

Interest income                                                               256             278           334
Interest expense                                                              215             234           270
                                                                           ------          ------        ------
  Net interest income                                                          41              44            64

Income before income taxes                                                     59              59            86

Provision for income taxes (Note 5)                                            26              24            33
                                                                           ------          ------        ------
Income before minority interests                                               33              35            53
Minority interests in net income of subsidiaries                                1               2             3
                                                                           ------          ------        ------
Net income                                                                 $   32          $   33        $   50
                                                                           ======          ======        ======

The accompanying notes are part of the financial statements.

                                     FSS-1

                        Ford Capital BV and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                        As of December 31, 2000 and 1999
                                  (in millions)

                                                                                                2000              1999
                                                                                           ---------------   ----------------
ASSETS
Cash and cash equivalents                                                                    $    18           $    49
Receivables - trade, affiliate and other (Note 2)                                                 55               103
Notes receivable, affiliate (Note 15)                                                            411               351
Inventories (Note 3)                                                                              41                35
Deferred income taxes (Note 5)                                                                    24                 5
Other current assets (Note 1)                                                                     28                38
                                                                                             -------           -------
   Total current assets                                                                          577               581

Notes receivable, affiliate (Note 15)                                                          1,391             2,319
Net property (Note 4)                                                                             14                26
Other assets                                                                                     104                59
                                                                                             -------           -------

   Total assets                                                                              $ 2,086           $ 2,985
                                                                                             =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade payables                                                                               $    63           $    87
Payables - affiliate and other                                                                    71                43
Accrued liabilities (Note 6)                                                                     156               224
Income taxes payable                                                                              31                17
Debt payable within one year (Note 8)                                                            567               933
                                                                                             -------           -------
   Total current liabilities                                                                     888             1,304

Long-term debt (Note 8)                                                                          900             1,450
Deferred tax liability (Note 5)                                                                   16                19
Other liabilities                                                                                 10                13
                                                                                             -------           -------
   Total liabilities                                                                           1,814             2,786

Minority interests                                                                                 1                 6

Stockholders' equity
Capital stock, 255,140 shares issued with a par value of $593 each and 623,392 shares
issued with a par value of $133 each (Note 9)                                                    236               236
Capital in excess of par value (Note 9)                                                           72                 -
Accumulated other comprehensive income/(loss)                                                    (15)               11
Accumulated deficit                                                                              (22)              (54)
                                                                                             -------           -------
   Total stockholders' equity                                                                    271               193
                                                                                             -------           -------

   Total liabilities and stockholders' equity                                                $ 2,086           $ 2,985
                                                                                             =======           =======
- - - -

The accompanying notes are part of the financial statements.

                                     FSS-2

                        Ford Capital BV and Subsidiaries

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------

              For the Years Ended December 31, 2000, 1999 and 1998
                                  (in millions)

                                                                2000              1999                1998
                                                          -----------------  ---------------      --------------
Cash and cash equivalents at January 1                     $     49           $    11               $   16

Cash flows from operating activities
 (Note 14)                                                       29                39                  (15)

Cash flows from investing activities
 Acquisitions of other companies (Note 13)                      (31)                -                    -
 Changes in notes receivable                                    868                29                1,375
 Other                                                           20               (18)                  14
                                                           --------           -------               ------
   Net cash provided by investing activities                    857                11                1,389

Cash flows from financing activities
 Cash dividends                                                   -                 -                  (63)
 Capital stock redemption                                         -                 -                 (259)
 Changes in short-term debt                                      17                 -                    -
 Principal payments on other debt                              (935)              (14)              (1,055)
                                                           --------           -------               ------
   Net cash used by financing activities                       (918)              (14)              (1,377)

Effect of exchange rate changes on cash                           1                 2                   (2)
                                                           --------           -------               ------

   Net (decrease)/increase in cash and
    cash equivalents                                            (31)               38                   (5)
                                                           --------           -------               ------

Cash and cash equivalents at December 31                   $     18           $    49               $   11
                                                           ========           =======               ======


The accompanying notes are part of the financial statements.

                                     FSS-3

                        Ford Capital BV and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------

              For the Years Ended December 31, 2000, 1999 and 1998
                                  (in millions)

                                                        Capital in                     Accumulated
                                                        excess of                         Other
                                            Capital     par value      Accumulated    Comprehensive
                                             Stock       of stock        Deficit      Income/ (loss)        Total
                                            --------- --------------- ------------- ------------------ ----------------
YEAR ENDED DECEMBER 31, 1998
----------------------------
Balance at beginning of year                $  495     $     -        $   (74)         $     28        $   449

Comprehensive income
 Net income                                                                50                               50
 Foreign currency translation                                                                 3              3
                                                                                                       -------
  Comprehensive income                                                                                      53

Common Stock redemption                       (259)                                                       (259)
Cash dividends                                                            (63)                             (63)
                                            ------      ------        -------          --------        -------
Balance at end of year                      $  236      $    -        $   (87)         $     31        $   180
                                            ======      ======        =======          ========        =======

YEAR ENDED DECEMBER 31, 1999
----------------------------
Balance at beginning of year                $  236      $    -        $   (87)         $     31        $   180

Comprehensive income
 Net income                                                                33                               33
 Foreign currency translation                                                               (20)           (20)
                                                                                                       -------
  Comprehensive income                                                                                      13

                                            ------      ------        -------          --------        -------
Balance at end of year                      $  236      $    -        $   (54)         $     11        $   193
                                            ======      ======        =======          ========        =======

YEAR ENDED DECEMBER 31, 2000
----------------------------
Balance at beginning of year                $  236      $    -        $   (54)         $     11        $   193

Comprehensive income
 Net income                                                                32                               32
 Foreign currency translation                                                               (26)           (26)
                                                                                                       -------
  Comprehensive income                                                                                       6

Capital contribution                                        72                                              72
                                            ------      ------        -------          --------        -------
Balance at end of year                      $  236      $   72        $   (22)         $    (15)       $   271
                                            ======      ======        =======          ========        =======


The accompanying notes are part of the financial statements.

                                     FSS-4

NOTE 1.  Accounting Policies
----------------------------

Description of Business
-----------------------

Ford Capital BV and its subsidiaries are engaged in the importation and sale of vehicles and parts in the markets of Belgium, Denmark, Finland, Netherlands, Norway and Poland. A subsidiary company which produced vehicles in Poland ceased manufacturing operations during 2000.

Principles of Consolidation
---------------------------

The consolidated financial statements include all majority-owned subsidiaries. Use of estimates and assumptions as determined by management is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates and assumptions. The functional currency of Ford Capital BV is U.S. dollars. For purposes of Notes to Financial Statements, "the Company" means Ford Capital BV and its majority-owned consolidated subsidiaries unless the context requires otherwise. Certain amounts for prior periods are reclassified, if required, to conform to present period presentations.

Revenue Recognition
-------------------

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

Sales through dealers to certain daily rental companies, where the daily rental company has an option to require the Company to repurchase vehicles subject to certain conditions, are recognized over the period of daily rental service in a manner similar to lease accounting. The carrying value of these vehicles, included in other current assets, was $24 million at December 31, 2000 and $26 million at December 31, 1999.

Other Costs
-----------

Advertising and sales promotion costs are expensed as incurred. Advertising costs were $65 million in 2000, $58 million in 1999 and $44 million in 1998.

Estimated costs related to product warranty are accrued at the time of sale.

Derivative Financial Instruments
--------------------------------

The Company uses derivative financial instruments to manage exposure to fluctuations in exchange rates. All derivative financial instruments are classified as "held for purposes other than trading"; company policy specifically prohibits the use of leveraged derivatives or use of any derivatives for speculative purposes.

The Company has two long-term receivable instruments with Ford Motor Company that are denominated in British pounds and two long-term debt obligations to the public market denominated in U.S. dollars. The Company purchased cross currency pound-to-dollar swaps to offset the exchange exposure. Terms of the swaps mirror those contained in the receivable instruments.

Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging" will be adopted on January 1, 2001. Based on present interpretation of this new standard, the Company estimates that it will record a transition adjustment that will reduce 2001 other comprehensive income by $63 million.

                                     FSS-5

----------------------------

Foreign Currency Translation
----------------------------

Assets and liabilities of subsidiaries are translated to U.S. dollars at end-of-period exchange rates. The effects of this translation are reported in other comprehensive income. Remeasurement of assets and liabilities of locations that use the U.S. dollar as their functional currency are included in income as transaction gains and losses. Income statement elements of subsidiaries are translated to U.S. dollars at average-period exchange rates. Also included in income are gains and losses arising from transactions denominated in a currency other than the functional currency of the entity involved. Net transaction gains and losses, as described above, decreased net income by $19 million in 2000, $25 million in 1999, and $4 million in 1998

Impairment of Long-Lived Assets and Certain Identifiable Intangibles
--------------------------------------------------------------------

The Company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations compare operating income before amortization of goodwill to the amortization recorded for the operations to which the goodwill relates. The Company also periodically evaluates the carrying value of long-lived assets and long-lived assets to be disposed of for potential impairment. The Company considers projected future operating results, cash flows, trends, and other circumstances in making such estimates and evaluations.

Goodwill
--------

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies and is amortized using the straight-line method for a period of 20 years. Total goodwill included in other assets was $14 million at December 31, 2000 and $2 million at December 31, 1999.

NOTE 2.  Allowance for Doubtful Accounts
----------------------------------------

Receivables are disclosed net of allowances for doubtful accounts. The movement in the allowance for doubtful accounts is as follows (in millions):

                                                                 2000         1999         1998
                                                             ------------ ------------ ------------
          Beginning balance                                      $  2         $  2         $  2
          Charge to profit                                          1            1            -
          Write-off of doubtful accounts                            -           (1)           -
          Other, including exchange differences                     1*           -            -
                                                                 ----         ----         ----
          Ending balance                                         $  4         $  2         $  2
                                                                 ====         ====         ====

          *  Includes effect of acquisition of Ford Finland


NOTE 3.  Inventories
--------------------

Inventories at December 31 were as follows (in millions):

                                                                       2000         1999
                                                                   ------------ ------------
               Raw materials, work-in-process and supplies            $   -        $    4
               Finished products                                         41            31
                                                                      -----        ------
                 Total inventories                                    $  41        $   35
                                                                      =====        ======

Inventories are stated at the lower of cost or market. The cost of the inventories is determined by the first-in, first-out ("FIFO") method.

                                     FSS-6

NOTE 4.  Net Property & Depreciation
------------------------------------

Net property at December 31 was as follows (in millions):

                                                                     2000        1999
                                                                 ----------- -----------
          Land                                                     $    5     $     6
          Buildings and land improvements                              19          23
          Machinery, equipment and other                               22          24
          Construction in progress                                      -           1
                                                                   ------     -------
            Total land, plant and equipment                        $   46     $    54
          Accumulated depreciation                                    (32)        (28)
                                                                   ------     -------
            Net property                                           $   14     $    26
                                                                   ======     =======


Property and equipment are stated at cost, less accumulated depreciation. Property and equipment placed in service before January 1, 1993 are depreciated using an accelerated method that results in accumulated depreciation of approximately two-thirds of the asset cost during the first half of the estimated useful life of the asset. Property and equipment placed in service after December 31, 1992 are depreciated using the straight-line method of depreciation over the estimated useful life of the asset. On average, buildings and land improvements are depreciated based on a 30-year life. Furniture, fixtures and equipment are depreciated based on lives ranging from 8 to 14 years.

NOTE 5.  Income Taxes
---------------------

Income before income taxes, the provision for income taxes, and a reconciliation of the provision for income taxes compared with the amounts at the Netherlands statutory tax rate, are as follows:

                                                                  2000         1999         1998
                                                              ------------ ------------ ------------
          Income before income tax (in millions)
          --------------------------------------
          Netherlands                                               (22)          37           72
          Non-Netherlands                                            81           22           14
                                                                 ------       ------       ------
            Total income before income taxes                     $   59       $   59       $   86
                                                                 ======       ======       ======

          Provision for income taxes (in millions)
          ----------------------------------------
          Netherlands
            Current                                              $   (5)      $   15       $   28
            Deferred                                                 (3)          (2)          (3)
                                                                 ------       ------       ------
                                                                     (8)          13           25
          Non-Netherlands
            Current                                                  53           17           (2)
            Deferred                                                (19)          (6)          10
                                                                 ------       ------       ------
                                                                     34           11            8
                                                                 ------       ------       ------
              Total provision                                    $   26       $   24       $   33
                                                                 ======       ======       ======

          Reconciliation of the income tax provision
          ------------------------------------------
          Tax provision at Netherlands statutory rate                35 %         35 %         35 %

          Effect of (in points):
            Penalties                                                 8            -            -
            Nondeductible expense                                     4            4            2
            Subsidiary tax rate difference                           (2)           2            1 %
                                                                 ------       ------       ------
              Provision for income taxes                             45 %         41 %         38 %
                                                                 ======       ======       ======

Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between assets and liabilities for financial reporting purposes and those amounts as measured by tax laws and regulations. The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

                                                                2000         1999
                                                            ------------ ------------
          Deferred tax assets
          -------------------
          Dealer and customer allowances and claims             $   17       $    5
          Other                                                      7            -
                                                                ------       ------
            Total deferred tax assets                               24            5
          Deferred tax liabilities                                 (16)         (19)
                                                                ------       ------
              Net deferred tax assets                           $    8       $  (14)
                                                                ======       ======

                                     FSS-7

NOTE 6.  Liabilities
--------------------

Current Liabilities
-------------------

Included in accrued liabilities at December 31 were the following (in millions):

                                                                2000        1999
                                                             ----------  ---------
          Dealer and customer allowances and claims             $ 93        $ 110
          Interest payable                                        26           44
          State and local taxes                                    7           21
          Payroll accruals                                         6            9
          Other                                                   24           40
                                                                ----        -----
              Total accrued liabilities                         $156        $ 224
                                                                ====        =====


NOTE 7.  Employee Retirement Benefits
-------------------------------------

Employee Retirement Plans
-------------------------

In general, the Company has separate plans for hourly and salaried employees. The hourly plans provide noncontributory benefits related to employee service and the salaried plans provide similar noncontributory benefits and contributory benefits related to pay and service.

In general, the Company's plans are funded. The policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations and union agreements. Plan assets consist principally of investments in stocks, and government and other fixed income securities.

Retirement benefits are provided under defined benefit plans for employees of the sales operations of Ford Belgium by the Pension and Benefit Fund for personnel at Ford companies in Belgium. Employee retirement plan costs allocated to the sales operations of Ford Belgium and charged to operating expenses of Ford Capital BV were as follows (in millions): 2000 - $2; 1999 - $1; 1998 - $2.

Employee Retirement Benefit Expense
-----------------------------------

The company's expense for pensions was as follows (in millions):

                                                                       2000         1999        1998
                                                                    ----------- ----------- -------------
Costs Recognized in Income
--------------------------
Service cost                                                         $  2        $   2        $  2
Interest cost                                                           4            4           4
Expected return on plan assets                                        (11)         (10)        (11)
Amortization of (gains)/losses and other                               (5)           -           1
                                                                     ----        -----        ----
 Net pension income                                                  $(10)       $  (4)       $ (4)
                                                                     ====        =====        ====

                                     FSS-8

-------------------------------------

The year-end status of these plans was as follows (in millions):

                                                                       2000              1999
                                                                ---------------- ------------------
Change in Benefit Obligation
----------------------------
 Benefit obligation at January 1                                 $    83            $  111
  Service cost                                                         2                 2
  Interest cost                                                        4                 4
  Amendments                                                           2                 2
  Benefits paid                                                       (4)               (4)
  Foreign exchange translation                                        (6)              (16)
  Actuarial loss/(gain)                                                7               (16)
                                                                 -------            ------
 Benefit obligation at December 31                               $    88            $   83
                                                                 =======            ======

Change in Plan Assets
---------------------
 Fair value of plan assets at January 1                          $   191            $  185
  Actual return on plan assets                                        (1)               46
  Company contributions                                              (16)               (9)
  Benefits paid                                                       (4)               (4)
  Foreign exchange translation                                       (14)              (27)
  Other                                                               (1)                -
                                                                 -------            ------
 Fair value of plan assets at December 31                        $   155            $  191
                                                                 =======            ======

Funded Status of the Plan
-------------------------
  Plan assets in excess of
    projected benefits                                           $    68            $  109
  Unamortized:
    Prior service cost                                                 1                 2
    Net (gains)/losses                                               (22)              (57)
                                                                 -------            ------
      Net amount recognized                                      $    47            $   54
                                                                 =======            ======

Amounts Recognized in the
Balance Sheet Consists of Assets
--------------------------------
  Prepaid assets                                                 $    47            $   54
                                                                 =======            ======

Assumptions as of December 31
-----------------------------
  Discount rate                                                     5.75 %            5.75 %
  Expected return on assets                                         6.25 %            6.25 %
  Average rate of increase in compensation                          3.20 %            3.20 %

                                     FSS-9

NOTE 8.  Debt
-------------

The fair value of debt was estimated based on quoted market prices or current rates for similar debt with the same remaining maturities.

Debt at December 31 was as follows (in millions):

                                                                        Weighted Average
                                                                          Interest Rate             Book Value
                                                                     ------------------------ ------------------------
                                                         Maturity       2000        1999         2000        1999
                                                       ------------- ----------- ------------ ----------- ------------
  Debt payable within one year
  ----------------------------
  Short-term debt                                                        5.0%         -        $    17     $     -
  Long-term debt payable within one year                                 9.4%        9.4%          550         933
                                                                                               -------     -------
    Total debt payable within one year                                                             567         933

  Long-term debt                                       2002 - 2010       9.7%        9.6%          900       1,450
                                                                                               -------     -------
  --------------
      Total debt                                                                               $ 1,467     $ 2,383
                                                                                               =======     =======

  Fair value                                                                                   $ 1,642     $ 2,487

Long-term debt at December 31, 2000 and 1999 were obligations with fixed interest rates and is guaranteed by Ford Motor Company. Obligations payable in foreign currencies at December 31, 2000 were $17 million and at December 31, 1999 were $183 million. There are no agreements to manage exposures to fluctuations in interest rates. Maturities of the long-term debt are as follows:
2001 - $550 million; 2002 - $400 million; 2010 - $500 million.

NOTE 9.  Capital Stock and Contributions
----------------------------------------

On January 1, 1998, 887,532 shares with a par value of $593 were issued out of the 1,000,000 authorized.

On October 12, 1998, the authorized share capital was reduced from 1,000,000 shares of par value $593 to 255,140 shares of par values $593 and 643,000 shares of par value $133 each. At the same time, the Company made a capital redemption of $259 million to Ford Motor Company.

In 2000, the Company received a non-cash capital contribution of $72 million from Ford Motor Company (Note 13).


NOTE 10.  Litigation and Claims
-------------------------------

In the normal course of business, various legal actions, proceedings and claims are made against the Company, including those arising out of alleged defects in the products sold by the Company, in contractual disputes and environmental matters. Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for certain of these matters where losses are deemed probable.

In addition, the Company has made offers to purchase the minority shares of Ford Motor Company AS in Denmark and Oy Ford Ab in Finland. Certain of the shareholders are disputing the price offered. In Denmark the Court has stated a valuation of the Company and a share price, which all relevant parties are considering. In Finland a formal valuation of the Court of Arbitration is awaited.

The Company does not reasonably expect, based on its analysis, that any adverse outcome from such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

                                     FSS-10

NOTE 11.  Commitments and Contingencies
---------------------------------------

At December 31, 2000, the Company had the following minimum rental commitment under non-cancelable operating leases: 2001 - $2 million; 2002 - $2 million; 2003 - $1 million; 2004 - $1 million; 2005 - $1 million. Rental expense for all operating lease was: $3 million in 2000, $4 million in 1999 and $3 million in 1998.

NOTE 12.  Financial Instruments
-------------------------------

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

Foreign Currency Instruments
----------------------------

The fair value of foreign currency instruments was estimated using current market rates provided by outside quotation services. The estimated notional amount and fair value of the Company's currency products at December 31 were as follows (in millions):

                                                                             Fair Value
                                                                     ----------------------------
                                                   Notional Amount       Asset       Liability
                                                  ------------------ -------------- -------------
          2000                                          $   567         $  26          $ 14
          1999                                          $   900         $   7          $ 58

Counterparty Credit Risk
------------------------

Ford manages its foreign currency by limiting exposure to and by monitoring the financial condition of each counterparty. The amount of exposure Ford may have to a single counterparty on a worldwide basis is limited by company policy. In the unlikely event that a counterparty fails to meet the terms of a foreign currency, the Company's risk is limited to the fair value of the instrument.

NOTE 13.  Acquisitions and Restructuring
----------------------------------------

Acquisition of Ford Finland
---------------------------
In March 2000, Ford Motor Company transferred 984,469 shares of Ford Finland, representing its 91.2% ownership interest, to Ford Capital BV. Ford Capital BV's share of net assets at the date of transfer was $72 million which reflects historical cost. Ford Finland's results and financial condition are included in Ford Capital BV's financial statements on a consolidated basis.

Minority Shareholdings Buy-out
------------------------------
During 2000, Ford Capital BV acquired (for a total price of $21 million) the Common Stock of Ford Finland and Ford Belgium that it did not previously own, which represented approximately 8.8% and 15.8% of the economic interests, respectively. Additionally, the Company began to acquire the 11.3% of outstanding Common Stock of Ford Denmark that it did not already own. As of December 31, 2000, Ford Capital BV owned approximately 99.2% of the outstanding Common Stock of Ford Denmark. As a result of these acquisitions, the Company recorded approximately $12 million of goodwill, which is being amortized over 20 years.

Closure of Plonsk Manufacturing Plant
-------------------------------------
In July 2000, Ford of Poland, a subsidiary of the Company, ceased assembly operations in its Plonsk Plant. The related closure cost charged to income in 2000 was $8 million.

                                     FSS-11

NOTE 14.  Cash Flows
--------------------

The reconciliation of net income to cash flows from operating activities is as follows (in millions):

                                                            2000            1999            1998
                                                        --------------  --------------  -------------
Net income                                               $    32          $    33         $    50
Adjustments to reconcile net income
 to cash flows from operating activities:
  Depreciation and amortization (2000 Ford Poland
   Closure cost)                                              12                3               2
  Foreign currency adjustments                                19               22               4
  Provision for deferred income taxes                        (22)              (8)              7
Changes in assets and liabilities:
  Decrease/(increase) in accounts
   receivable and other current assets                        71              (59)              2
  Decrease/(increase) in inventory                            (6)              77              (6)
  Increase/(decrease) in accounts payable
   and accrued and other liabilities                         (81)             (30)            (63)
Other                                                          4                1             (11)
                                                         -------         --------        --------
Cash flows from/(used in) operating activities           $    29         $     39        $    (15)
                                                         =======         ========        ========


The Company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits and government, agency and corporate obligations, to be cash equivalents. Cash equivalents at December 31, 2000 and 1999 were $18 million and $49 million, respectively. Cash flows resulting from futures contracts, forward contracts and options that are accounted for as hedges of identifiable transactions are classified in the same category as the item being hedged.

Cash paid for interest and income taxes was as follows (in millions):

                                                                   2000        1999        1998
                                                                ----------- ----------- -----------
          Interest                                                 $232        $234        $305
          Income taxes                                               30          23           9

NOTE 15.  Related Party transactions
------------------------------------

Purchases of Vehicles and Parts
-------------------------------
The Company purchases vehicles and parts from Ford Motor Company and its subsidiaries. These purchases represented 91% of cost of sales in 2000, 82% in 1999 and 86% in 1998. Balances with Ford Motor Company and its subsidiaries were a payable of $36 million at December 31, 2000 and a receivable of $12 million at December 31, 1999.

Servicing of Assets between the Company and Ford Credit
-------------------------------------------------------
A Ford Credit subsidiary buys the majority of receivable balances for vehicles and parts. Receivables sold to Ford Credit were (in billions): 2000 - $2.2; 1999
- $2.5; 1998 - $2.2.

Sales of Vehicles to Rental Companies
-------------------------------------
The Company sells vehicles to certain daily rental companies owned by Ford Motor Company. The daily rental company has an option to require the Company to repurchase the vehicles, subject to certain conditions (Note 1). Vehicle units still subject to the repurchase option at December 31, 2000 and 1999 were 3,600 and 3,900, respectively.

                                     FSS-12

------------------------------------

Notes Receivable - Affiliate
----------------------------

Notes receivable comprises (in millions):

                                                                      2000         1999
                                                                   ----------- -------------
          Short-term notes receivable from a subsidiary of Ford
          Motor Company                                               $  411      $  351
                                                                      ======      ======

          Long-term notes receivable from Ford Motor Company:
           U.S. dollar notes redeemable on fixed dates
            between 2000 and 2001.  Fixed interest rates
            varying between 9.125% and 10.125%                           883       1,050
           U.K. pound sterling notes redeemable on fixed
            dates between 2000 and 2010.  Fixed interest
            rates varying between 12.75% and 13.38%                      508       1,200
           Other                                                           -          69
                                                                      ------      ------
            Total long term notes receivable                          $1,391      $2,319
                                                                      ======      ======

          Fair value                                                  $1,500      $2,316

Interest income on the notes totaled $246 million in 2000, $274 million in 1999 and $325 million in 1998. Interest receivable was $30 million at December 31, 2000 and $50 million at December 31, 1999. The fair value of notes receivable was estimated based on quoted market prices or current rates for similar notes receivable with the same remaining maturities.

                                     FSS-13

                        Report of Independent Accountants



To the Board of Directors and Stockholders
Ford Motor Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Ford Capital BV and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
March 19, 2001


                                     FSS-14


                                  EXHIBIT INDEX


Designation                      Description                                   Method of Filing

Exhibit 3-A          Restated Certificate of Incorporation,              Filed with this Report.
                     dated August 2, 2000.

Exhibit 3-B          By-Laws as amended                                  Filed as Exhibit 3-B to Ford's Quarterly
                     through July 14, 2000.                              Report on Form 10-Q for the quarter
                                                                         ended June 30, 2000.*

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

Exhibit 10-B         Executive Separation Allowance Plan                 Filed with this Report.
                     as amended and restated through
                     December 18, 2000 for separations on
                     or after January 1, 1981.**

Exhibit 10-C         Description of Ford practices regarding             Filed as Exhibit 10-I to Ford's
                     club memberships for executives.**                  Annual Report on Form 10-K for the
                                                                         year ended December 31, 1981.*

Exhibit 10-D         Description of Ford practices regarding             Filed as Exhibit 10-J to Ford's
                     travel expenses of spouses of certain               Annual Report on Form 10-K for the
                     executives.**                                       year ended December 31, 1980.*

Exhibit 10-E         Deferred Compensation Plan for                      Filed as Exhibit 10-H-1 to Ford's
                     Non-Employee Directors, as amended                  Annual Report on Form 10-K for the
                     on July 11, 1991.**                                 year ended December 31, 1991.*

Exhibit 10-E-1       Amendments to Deferred Compensation Plan            Filed as Exhibit 10-G-1 to Ford's
                     for Non-Employee Directors, effective as of         Annual Report on Form 10-K for the
                     January 1, 1996.**                                  year ended December 31, 1995.*

Exhibit 10-E-2       Amendment to Deferred Compensation Plan             Filed as Exhibit 10-G-2 to Ford's
                     for Non-Employee Directors, effective as of         Annual Report on Form 10-K for the
                     November 14, 1996.**                                year ended December 31, 1996.*

Exhibit 10-F         Benefit Equalization Plan, as                       Filed with this Report.
                     amended and restated as of
                     December 18, 2000.**


Exhibit 10-G         Description of financial counseling                 Filed as Exhibit 10-N to Ford's
                     services provided to certain executives.**          Annual Report on Form 10-K for the
                                                                         year ended December 31, 1983.*

Exhibit 10-H         Supplemental Executive Retirement Plan,             Filed with this Report.
                     as restated and incorporating amendments
                     through December 18, 2000.**

Exhibit 10-I         Restricted Stock Plan for Non-Employee              Filed as Exhibit 10-P to Ford's
                     Directors adopted by the Board of                   Annual Report on Form 10-K for the
                     Directors on November 10, 1988,                     year ended December 31, 1988.*
                     and approved by the stockholders at
                     the 1989 Annual Meeting.**

Exhibit 10-I-1       Amendment to Restricted Stock Plan for              Filed as Exhibit 10.1 to Ford's
                     Non-Employee Directors, effective as of             Quarterly Report on Form 10-Q for the
                     August 1, 1996.**                                   quarter ended September 30, 1996.*

Exhibit 10-J         1990 Long-Term Incentive Plan,                      Filed as Exhibit 10-R to Ford's
                     amended as of June 1, 1990.**                       Annual Report on Form 10-K for the
                                                                         year ended December 31, 1990.*

Exhibit 10-J-1       Amendment to 1990 Long-Term Incentive               Filed as Exhibit 10-P-1 to Ford's
                     Plan, effective as of October 1, 1990.**            Annual Report on Form 10-K for the
                                                                         year ended December 31, 1991.*

Exhibit 10-J-2       Amendment to 1990 Long-Term Incentive               Filed as Exhibit 10.2 to Ford's
                     Plan, effective as of March 8, 1995.**              Quarterly Report on Form 10-Q for the
                                                                         quarter ended March 31, 1995.*

Exhibit 10-J-3       Amendment to 1990 Long-Term                         Filed as Exhibit 10-M-3 to Ford's
                     Incentive Plan, effective as of                     Annual Report on Form 10-K for the
                     October 1, 1997.**                                  year ended December 31, 1997.*

Exhibit 10-J-4       Amendment to 1990 Long-Term                         Filed as Exhibit 10-M-4 to Ford's
                     Incentive Plan, effective as of                     Annual Report on Form 10-K for the
                     January 1, 1998.**                                  year ended December 31, 1997.*

Exhibit 10-K         Description of Matching Gift Program for            Filed as Exhibit 10-Q to Ford's
                     Non-Employee Directors.**                           Annual Report on Form 10-K for the
                                                                         year ended December 31, 1991.*

Exhibit 10-L         Non-Employee Directors Life Insurance               Filed as Exhibit 10-O to Ford's
                     and Optional Retirement Plan                        Annual Report on Form 10-K for the
                     (as amended as of January 1, 1993).**               year ended December 31, 1994.*


Exhibit 10-M         Description of Non-Employee Directors               Filed as Exhibit 10-S to Ford's
                     Accidental Death, Dismemberment and                 Annual Report on Form 10-K for the
                     Permanent Total Disablement Indemnity.**            year ended December 31, 1992.*

Exhibit 10-N         Agreement dated December 10, 1992                   Filed as Exhibit 10-T to Ford's
                     between Ford and William C. Ford.**                 Annual Report on Form 10-K for the
                                                                         year ended December 31, 1992.*

Exhibit 10-O         Support Agreement dated as of October 1,            Filed as Exhibit 10-T to Ford's
                     1993 between Ford and FCE Bank.                     Annual Report on Form 10-K for the
                                                                         year ended December 31, 1993.*

Exhibit 10-O-1       Amendment No. 1 dated as of November                Filed as Exhibit 10-R-1 to Ford's
                     15, 1995 to Support Agreement between               Annual Report on Form 10-K for the
                     Ford and FCE Bank.                                  year ended December 31, 1995.*

Exhibit 10-P         Select Retirement Plan                              Filed with this Report.
                     As amended and restated through
                     January 1, 2000.**

Exhibit 10-Q         Deferred Compensation Plan,                         Filed as Exhibit 10-R to Ford's.
                     as amended and restated as of                       Annual Report on Form 10-K for the
                     January 1, 2000.**                                  year ended December 31, 1999.*

Exhibit 10-Q-1       Amendment to Deferred                               Filed as Exhibit 4.2 to Ford's
                     Compensation Plan effective                         Registration Statement No. 333-
                     as of April 12, 2000.**                             56660.*

Exhibit 10-Q-2       Amendment to Deferred                               Filed as Exhibit 4.3 to Ford's
                     Compensation Plan effective                         Registration Statement No. 333-
                     as of June 1, 2000.**                               56660.*

Exhibit 10-R         Annual Incentive Compensation Plan,                 Filed as Exhibit 10-T to Ford's
                     as amended and restated as of                       Annual Report on Form 10-K for the
                     January 1, 2000.**                                  year ended December 31, 1999.*

Exhibit 10-S         1998 Long-Term Incentive Plan,                      Filed as Exhibit 10-W to Ford's
                     effective as of January 1, 1998.**                  Annual Report on Form 10-K for the
                                                                         year ended December 31, 1997.*

Exhibit 10-S-1       Amendment to 1998 Long-Term Incentive               Filed as Exhibit 10-W-1 to Ford's
                     Plan, effective as of January 1, 1999.**            Annual Report on Form 10-K for
                                                                         the year ended December 31, 1998.*

Exhibit 10-S-2       Amendment to 1998 Long-Term Incentive               Filed as Exhibit 10-U-2 to Ford's
                     Plan, effective as of March 10, 2000.**             Annual Report on Form 10-K for the
                                                                         year ended December 31, 1999.*

Exhibit 10-T         Agreement dated January 13, 1999                    Filed as Exhibit 10-X to Ford's
                     between Ford and Edsel B. Ford II.**                Annual Report on Form 10-K for
                                                                         the year ended December 31, 1998.*

Exhibit 10-U         Description of March 2001 agreement                 Filed with this Report.
                     with Robert L. Rewey.**

Exhibit 10-V         Description of Agreement dated                      Filed with this Report.
                     March 18, 2001 with Wolfgang Reitzle.**

Exhibit 12           Computation of Ratio of Earnings to                 Filed with this Report.
                     Combined Fixed Charges and Preferred
                     Stock Dividends.

Exhibit 21           List of Subsidiaries of Ford                        Filed with this Report.
                     as of March 15, 2001.

Exhibit 23           Consent of Independent Certified Public             Filed with this Report.
                     Accountants.

Exhibit 24           Powers of Attorney.                                 Filed with this Report.

----------------------------
* Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated)
**   Management contract or compensatory plan or arrangement