Form 10-Q
period 2001-03-31
FORD MOTOR CO
filed 2001-05-14
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

 |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 ---------------

                                       or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934
                For the transition period from          to
                                                -------    --------

                          Commission file number 1-3950
                                                 ------


                               FORD MOTOR COMPANY
                               ------------------
             (Exact name of registrant as specified in its charter)


     Incorporated in Delaware                               38-0549190
    ----------------------------                       ----------------------
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification Number)


    One American Road, Dearborn, Michigan                      48126
    -------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)

    Registrant's telephone number, including area code      313-322-3000
                                                       ----------------------



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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2001, the Registrant had outstanding 1,758,725,872 shares of Common Stock and 70,852,076 shares of Class B Stock.







               Exhibit index located on sequential page number 22
                                                               --

                                                  Ford Motor Company and Subsidiaries

                                                              HIGHLIGHTS
                                                              ----------

                                                                                      First Quarter
                                                                              -------------------------------
                                                                                  2001             2000
                                                                              --------------   --------------

Worldwide vehicle unit sales of cars and trucks
(in thousands)
- North America                                                                  1,104            1,312
- Outside North America                                                            701              602
                                                                                 -----            -----
    Total                                                                        1,805            1,914
                                                                                 =====            =====

Sales and revenues (in millions)
- Automotive                                                                   $34,650          $36,175
- Financial Services                                                             7,711            6,719
                                                                               -------          -------
    Total                                                                      $42,361          $42,894
                                                                               =======          =======

Net income (in millions)
- Automotive                                                                   $   689          $ 1,552
- Financial Services                                                               370              380
                                                                               -------          -------
    Income from continuing operations                                            1,059            1,932
- Discontinued operation                                                             -              147
                                                                               -------          -------
    Total                                                                      $ 1,059          $ 2,079
                                                                               =======          =======

Capital expenditures (in millions)
- Automotive                                                                   $ 1,357          $ 1,500
- Financial Services                                                               131              306
                                                                               -------          -------
    Total                                                                      $ 1,488          $ 1,806
                                                                               =======          =======

Automotive capital expenditures as a
 percentage of sales                                                               3.9%             4.1%

Stockholders' equity at March 31
- Total (in millions)                                                          $16,069          $28,419
- Annualized after-tax return on Common and
   Class B stockholders' equity                                                   25.7%            27.7%

Automotive net cash at March 31
 (in millions)
- Cash and marketable securities                                               $15,767          $22,848
- Debt                                                                          12,036           10,753
                                                                               -------          -------
   Automotive net cash                                                         $ 3,731          $12,095
                                                                               =======          =======

After-tax return on sales
- North American Automotive                                                        3.0%             6.2%
- Total Automotive                                                                 2.0%             4.3%

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                                                     1,840            1,206
- Number outstanding at March 31                                                 1,830            1,205

Common Stock price (per share)
- High                                                                         $ 31.37          $ 30.33
- Low                                                                            23.75            22.12

AMOUNTS PER SHARE OF COMMON AND CLASS B
 STOCK AFTER PREFERRED STOCK DIVIDENDS

Income assuming dilution
- Automotive                                                                   $  0.36          $  1.27
- Financial Services                                                              0.20             0.31
                                                                               -------          -------
    Total continuing operations                                                   0.56             1.58
- Discontinued operation                                                             -             0.12
                                                                               -------          -------
    Total                                                                      $  0.56          $  1.70
                                                                               =======          =======

Cash dividends                                                                 $  0.30          $  0.50

                                      -2-


                                                  Ford Motor Company and Subsidiaries

                                                          VEHICLE UNIT SALES
                                                          ------------------

                                             For the Periods Ended March 31, 2001 and 2000
                                                            (in thousands)



                                                                            First Quarter
                                                                     -----------------------------
                                                                         2001            2000
                                                                     -------------   -------------

North America
United States
 Cars                                                                    363             481
 Trucks                                                                  653             724
                                                                       -----           -----
  Total United States                                                  1,016           1,205

Canada                                                                    52              79
Mexico                                                                    36              28
                                                                       -----           -----

  Total North America                                                  1,104           1,312

Europe
Britain                                                                  180             115
Germany                                                                  106              91
Italy                                                                     64              49
France                                                                    42              42
Spain                                                                     40              40
Sweden                                                                    28              28
Other countries                                                          116             112
                                                                       -----           -----

  Total Europe                                                           576             477

South America
Brazil                                                                    35              28
Argentina                                                                  8              15
Other countries                                                            7               6
                                                                       -----           -----

  Total South America                                                     50              49

Other international
Australia                                                                 26              24
Taiwan                                                                    17              22
Other countries                                                           32              30
                                                                       -----           -----

  Total other international                                               75              76
                                                                       -----           -----

Total worldwide vehicle unit sales                                     1,805           1,914
                                                                       =====           =====


Vehicle unit sales generally are reported worldwide on a "where sold" basis and include sales of all Ford Motor Company units, as well as units manufactured by Ford and sold to other manufacturers.

                          Part I. Financial Statements
                          ----------------------------

Item 1.  Financial Statements
-----------------------------

                       Ford Motor Company and Subsidiaries

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

                  For the Periods Ended March 31, 2001 and 2000
                                  (in millions)

                                                                                         First Quarter
                                                                                  -----------------------------
                                                                                      2001            2000
                                                                                  --------------  -------------
AUTOMOTIVE
Sales                                                                              $34,650         $36,175

 Costs and expenses (Note 2)
 Cost of sales (Note 3)                                                             30,730          31,578
 Selling, administrative and other expenses                                          2,506           2,265
                                                                                   -------         -------
   Total costs and expenses                                                         33,236          33,843

 Operating income                                                                    1,414           2,332

 Interest income                                                                       255             368
 Interest expense                                                                      367             318
                                                                                   -------         -------
   Net interest income/(expense)                                                      (112)             50
 Equity in net income/(loss) of affiliated companies                                  (178)            (32)
 Net expense from transactions with
  Financial Services                                                                   (85)            (10)
                                                                                   -------         -------

 Income before income taxes - Automotive                                             1,039           2,340

 FINANCIAL SERVICES
 Revenues                                                                            7,711           6,719

 Costs and expenses
 Interest expense                                                                    2,560           2,213
 Depreciation                                                                        2,519           2,208
 Operating and other expenses (Note 3)                                               1,437           1,211
 Provision for credit and insurance losses                                             686             454
                                                                                   -------         -------
   Total costs and expenses                                                          7,202           6,086
 Net revenue from transactions with Automotive                                          85              10
                                                                                   -------         -------

 Income before income taxes - Financial Services                                       594             643
                                                                                   -------         -------

 TOTAL COMPANY
 Income before income taxes                                                          1,633           2,983
 Provision for income taxes                                                            571           1,022
                                                                                   -------         -------
 Income before minority interests                                                    1,062           1,961
 Minority interests in net income of subsidiaries                                        3              29
                                                                                   -------         -------
 Income from continuing operations                                                 $ 1,059         $ 1,932

 Income from discontinued operation (Note 4)                                             -             147
                                                                                   -------         -------

 Net income                                                                        $ 1,059         $ 2,079
                                                                                   =======         =======

 Income attributable to Common and Class B Stock
  after preferred stock dividends                                                  $ 1,055         $ 2,075

 Average number of shares of Common and Class B
  Stock outstanding                                                                  1,840           1,206

 AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Notes 5 and 6)
 Basic income
   Income from continuing operations                                               $  0.58         $  1.61
   Net income                                                                      $  0.58         $  1.73

 Diluted income
   Income from continuing operations                                               $  0.56         $  1.58
   Net income                                                                      $  0.56         $  1.70

 Cash dividends                                                                    $  0.30         $  0.50

The accompanying notes are part of the financial statements.

                                     -4-

                                                  Ford Motor Company and Subsidiaries

                                                      CONSOLIDATED BALANCE SHEET
                                                      --------------------------
                                                             (in millions)

                                                                                                 March 31,       December 31,
                                                                                                    2001             2000
                                                                                               ---------------  ----------------

ASSETS
Automotive
Cash and cash equivalents                                                                        $  3,953         $  3,374
Marketable securities                                                                              11,814           13,116
                                                                                                 --------         --------
   Total cash and marketable securities                                                            15,767           16,490

Receivables                                                                                         4,069            4,685
Inventories (Note 7)                                                                                7,664            7,514
Deferred income taxes                                                                               2,674            2,239
Other current assets                                                                                5,683            5,318
Current receivable from Financial Services                                                          2,538            1,587
                                                                                                 --------         --------
   Total current assets                                                                            38,395           37,833

Equity in net assets of affiliated companies                                                        3,003            2,949
Net property                                                                                       36,133           37,508
Deferred income taxes                                                                               3,235            3,342
Other assets                                                                                       13,045           13,711
                                                                                                 --------         --------
   Total Automotive assets                                                                         93,811           95,343

Financial Services
Cash and cash equivalents                                                                           1,429            1,477
Investments in securities                                                                             662              817
Finance receivables, net                                                                          126,279          125,164
Net investment in operating leases                                                                 47,575           46,593
Other assets                                                                                       12,194           12,390
Receivable from Automotive                                                                          2,637            2,637
                                                                                                 --------         --------
   Total Financial Services assets                                                                190,776          189,078
                                                                                                 --------         --------

   Total assets                                                                                  $284,587         $284,421
                                                                                                 ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                                   $ 15,794         $ 15,075
Other payables                                                                                      4,443            4,011
Accrued liabilities                                                                                22,773           23,515
Income taxes payable                                                                                  447              449
Debt payable within one year                                                                          249              277
                                                                                                 --------         --------
   Total current liabilities                                                                       43,706           43,327

Long-term debt                                                                                     11,787           11,769
Other liabilities                                                                                  30,895           30,495
Deferred income taxes                                                                                 296              353
Payable to Financial Services                                                                       2,637            2,637
                                                                                                 --------         --------
   Total Automotive liabilities                                                                    89,321           88,581

Financial Services
Payables                                                                                            5,194            5,297
Debt                                                                                              155,329          153,510
Deferred income taxes                                                                               8,626            8,677
Other liabilities and deferred income                                                               6,837            7,486
Payable to Automotive                                                                               2,538            1,587
                                                                                                 --------         --------
   Total Financial Services liabilities                                                           178,524          176,557

Company-obligated mandatorily redeemable preferred securities of a subsidiary
 trust holding solely junior subordinated debentures of the Company (Note 8)                          673              673

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate liquidation preference
   of $177 million)                                                                                     *                *
 Common Stock (par value $0.01 per share (1,837 million shares issued)                                 18               18
 Class B Stock, par value $0.01 per share (71 million shares issued)                                    1                1
Capital in excess of par value of stock                                                             6,035            6,174
Accumulated other comprehensive income (Notes 3 and 9)                                             (5,768)          (3,432)
ESOP loan and treasury stock                                                                       (2,603)          (2,035)
Earnings retained for use in business                                                              18,386           17,884
                                                                                                 --------         --------
   Total stockholders' equity                                                                      16,069           18,610
                                                                                                 --------         --------
   Total liabilities and stockholders' equity                                                    $284,587         $284,421
                                                                                                 ========         ========
- - - - -
*Less than $1 million

The accompanying notes are part of the financial statements.

                                      -5-


                                                  Ford Motor Company and Subsidiaries

                                            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                            ----------------------------------------------

                                             For the Periods Ended March 31, 2001 and 2000
                                                             (in millions)

                                                                               First Quarter 2001            First Quarter 2000
                                                                           ---------------------------   ---------------------------
                                                                                          Financial                     Financial
                                                                            Automotive     Services       Automotive    Services
                                                                           ------------- -------------   ------------- -------------


Cash and cash equivalents at January 1                                       $ 3,374      $  1,477         $ 2,793     $  1,588

Cash flows from operating activities before securities trading                 3,385         1,903           3,443        5,342
Net sales of trading securities                                                1,362            (6)             22           73
                                                                             -------      --------         -------     --------
   Net cash flows from operating activities                                    4,747         1,897           3,465        5,415

Cash flows from investing activities
 Capital expenditures                                                         (1,357)         (131)         (1,500)        (306)
 Acquisitions of receivables and lease investments                                 -       (23,772)              -      (24,585)
 Collections of receivables and lease investments                                  -        13,249               -       15,389
 Net acquisitions of daily rental vehicles                                         -        (1,118)              -       (1,035)
 Purchases of securities                                                      (6,713)         (204)         (1,133)        (142)
 Sales and maturities of securities                                            6,654           199           1,100          123
 Proceeds from sales of receivables and lease investments                          -         7,174               -        2,807
 Net investing activity with Financial Services                                 (674)            -              35            -
 Cash paid for acquisitions (Note 10)                                           (122)         (743)           (206)         (49)
 Other                                                                           342             9             (56)         240
                                                                             -------      --------         -------     --------
   Net cash used in investing activities                                      (1,870)       (5,337)         (1,760)      (7,558)

Cash flows from financing activities
 Cash dividends                                                                 (557)            -            (607)           -
 Net purchases of Common Stock                                                  (801)            -             (78)           -
 Changes in short-term debt                                                      (28)      (4,861)            (736)     (3,891)
 Proceeds from issuance of other debt                                             79       14,386              156      11,610
 Principal payments on other debt                                                (61)      (7,691)            (389)     (3,672)
 Net financing activity with Automotive                                            -          674                -         (35)
 Net cash distribution to Ford from discontinued operation                         -            -               17           -
 Other                                                                            84           44               21        (549)
                                                                             -------      -------          -------     -------
   Net cash (used in)/provided by financing activities                        (1,284)       2,552           (1,616)      3,463

Effect of exchange rate changes on cash                                          (63)        (111)              48         (80)
Net transactions with Automotive/Financial Services                             (951)         951              945        (945)
                                                                             -------      -------          -------     -------

   Net increase/(decrease) in cash and cash equivalents                          579          (48)           1,082         295
                                                                             -------      -------          -------     -------

Cash and cash equivalents at March 31                                        $ 3,953      $ 1,429          $ 3,875     $ 1,883
                                                                             =======      =======          =======     =======

The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K (the "10-K Report") for the year ended December 31, 2000. For purposes of this report, "Ford", the "Company", "we", "our", "us" or similar references means Ford Motor Company and its majority owned subsidiaries unless the context requires otherwise. Certain amounts for prior periods were reclassified to conform with present period presentation.

2. Selected Automotive Costs and Expenses are summarized as follows (in millions):

                                                          First Quarter
                                                   ----------------------------
                                                      2001            2000
                                                   ------------    ------------
Depreciation                                         $675            $694
Amortization of special tools                         726             574
Pension expense/(benefits)                            (85)             64

3. SFAS 133 - Ford Motor Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. The Company operates in many countries worldwide and is exposed to market risks, including the effect of changes in foreign currency exchange rates, commodity prices, and interest rates. These financial exposures are monitored and managed by the Company as an integral part of its overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on results. The Company uses derivative financial instruments to manage the exposures to fluctuations in exchange rates, commodity prices, and interest rates.

     Exchange rate risk is managed by use of foreign currency agreements, including forward contracts, swaps, and options. Commodity price risk is managed by use of forward price contracts and options. Exchange rate and commodity risk derivatives are primarily accounted for as cash flow hedges and generally mature in 3 years or less, with a maximum maturity of 7 years. Interest rate risk is managed by entering into interest rate swap agreements to change the interest rate characteristics of Ford's debt (primarily used in the Financial Services sector) to match the interest rate characteristics of related assets. These interest rate derivatives are designated as either cash flow or fair-value hedges. In addition, Ford uses forward contracts to hedge certain net investments in foreign operations and holds other derivatives that presently do not qualify for hedge accounting treatment under SFAS No. 133. Derivatives accounted for as cash flow hedges comprise most of the balance of SFAS No. 133 activity reported as a part of stockholders' equity.

     Ford's strategy is to use derivatives to manage specific economic risks to changes in exchange rates, commodity prices, and interest rates. Ford does not use derivatives for speculative purposes. For more information on Ford's derivative strategy, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" and Note 1 of the Notes to Consolidated Financial Statements in the 10-K Report.

     Adverse  adjustments to income (not material to total Company  results) and
     to  stockholders'  equity  in  the  first  quarter,   including  transition
     adjustment, were (in millions):

                                                                       Financial           Total
                                                    Automotive          Services           Company
                                                  --------------     ------------     ---------------
                Income before income taxes             $(90)*             $(20)**        $  (110)
                Net income                              (59)               (13)              (72)
                Stockholders' equity                                                      (1,225)***

*   Recorded in Automotive cost of sales
**  Recorded in Financial Services operating and other expenses
*** Recorded inaccumulated other comprehensive income

     Of the $1,225 million reduction recorded in stockholders' equity (including $550 million transition adjustment on January 1), about $400 million ($170 million of which relates to transition adjustment) is expected to be reclassified to net income during the next twelve months as the related underlying transactions occur. The amount reclassified from equity to earnings in the first quarter of 2001 reduced earnings by about $80 million. Consistent with the Company's

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

     comprehensive, non-speculative risk-management practices, neither these nor future reclassifications are anticipated to have a material effect on net Company earnings, as they should be substantially offset by the opposite effects on related underlying transactions.

4. Discontinued Operation - On June 28, 2000, Ford distributed 130 million shares of Visteon Corporation ("Visteon"), which represented its 100% ownership interest, by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock. Ford's financial statements reflect Visteon as a "discontinued operation" for all periods prior to July 1, 2000.

5. Value Enhancement Plan - On August 7, 2000, the Company announced the final results of its recapitalization, known as the Value Enhancement Plan ("VEP"). Under the VEP, Ford shareholders exchanged each of their old Ford Common or Class B shares for one new Ford Common or Class B share, as the case may be, plus, at their election, either $20 in cash, 0.748 additional new Ford Common shares, or a combination of $5.17 in cash and 0.555 additional new Ford Common shares. As a result of the elections made by shareholders under the VEP, the total cash elected was $5.7 billion and the total number of new Ford Common and Class B shares that became issued and outstanding was 1.893 billion. As a result of the VEP, approximately $1.2 billion was transferred from capital stock to capital in excess of par value of stock. In accordance with generally accepted accounting principles, prior period shares and earnings per share amounts were not adjusted.

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

     Income per share of Common and Class B Stock from continuing operations was as follows (in millions, except per share amounts):

                                                                             First Quarter 2001          First Quarter 2000
                                                                        ----------------------------- --------------------------
                                                                            Income          Shares        Income       Shares
                                                                        --------------  ------------- -----------  -------------
        Income from continuing operations and shares                        $1,059         1,840         $1,932        1,206
        Preferred stock dividend requirements                                   (4)            -             (4)           -
        Issuable and uncommitted ESOP shares                                     -           (12)             -           (7)
                                                                            ------        ------         ------       ------
          Basic continuing income and shares                                $1,055         1,828         $1,928        1,199

        Basic income per share from continuing operations                   $ 0.58                       $ 1.61
        Basic income per share from discontinued operation                       -                         0.12
                                                                            ------                       ------
          Basic income per share                                            $ 0.58                       $ 1.73

        Basic continuing income and shares                                  $1,055         1,828         $1,928        1,199
        Net dilutive effect of options                                           -            40              -           23
                                                                            ------         -----         ------        -----
          Diluted continuing income and shares                              $1,055         1,868         $1,928        1,222

        Diluted income per share from continuing operations                 $ 0.56                       $ 1.58
        Diluted income per share from discontinued operation                     -                         0.12
                                                                            ------                       ------
          Diluted income per share                                          $ 0.56                       $ 1.70

7.   Automotive Inventories are summarized as follows (in millions):

                                                                  March 31,         December 31,
                                                                    2001                2000
                                                               ----------------   -----------------
     Raw materials, work in process and supplies                   $2,837             $2,798
     Finished products                                              4,827              4,716
                                                                   ------             ------
        Total inventories                                          $7,664             $7,514
                                                                   ======             ======

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

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


9. Comprehensive Income - Other comprehensive income primarily reflects foreign currency translation adjustments and adjustments related to SFAS 133 (Note 3). Total comprehensive income is summarized as follows (in millions):

                                                                                First Quarter
                                                                    -----------------------------------
                                                                          2001              2000
                                                                    -----------------  ----------------
        Net income                                                     $ 1,059             $2,079
        Other comprehensive income                                      (2,336)              (596)
                                                                        -------             ------
          Total comprehensive income                                   $(1,277)            $1,483
                                                                        =======             ======

10.  Acquisitions

     Hertz Purchase - In March 2001, through a tender offer and a merger transaction, Ford acquired (for a total price of $735 million) the common stock of Hertz that it did not own, which represented about 18% of the economic interest in Hertz.

     Purchase of Land Rover Business - On June 30, 2000, Ford purchased the Land Rover business from the BMW Group for approximately three billion euros. Approximately two-thirds of the purchase price (equivalent of $1.9 billion at June 30, 2000) was paid at time of closing; the remainder will be paid in 2005. The acquisition involves the entire Land Rover line of products, and related assembly and engineering facilities. It does not include Rover's passenger car business or financial services business.

11.  Segment  Information - Ford's business is divided into two business sectors
     - Automotive and Financial Services (including Ford Credit and Hertz); detail is summarized as follows (in millions):


                                                         Financial Services Sector
                                                   -----------------------------------------
        First Quarter                    Auto          Ford                       Other        Elims/
                                        Sector        Credit        Hertz       Fin Svcs       Other        Total
                                     ------------- ------------- ------------ ------------- ------------ -------------
        2001
        ----
        Revenues
          External customer            $ 34,650      $  6,348       $ 1,176       $  179      $     8      $ 42,361
          Intersegment                    1,228           122             8           27       (1,385)            -
                                       --------      --------       -------       ------      -------      --------
            Total Revenues             $ 35,878      $  6,470       $ 1,184       $  206      $(1,377)     $ 42,361
                                       ========      ========       =======       ======      =======      ========
        Net income                     $    689      $    393       $    (4)      $  (15)     $    (4)     $  1,059
        Total assets                   $ 97,414      $175,156       $11,339       $7,476      $(6,798)     $284,587

        2000
        ----
        Revenues
          External customer            $ 36,175      $  5,491       $ 1,131       $   98      $    (1)     $ 42,894
          Intersegment                    1,158            39             8           42       (1,247)            -
                                       --------      --------       -------       ------      -------      --------
            Total Revenues             $ 37,333      $  5,530       $ 1,139       $  140      $(1,248)     $ 42,894
                                       ========      ========       =======       ======      =======      ========
        Income from continuing
          Operations                   $  1,552      $    353       $    56       $  (11)     $   (18)     $  1,932
        Total assets  a/               $102,146      $161,735       $10,360       $8,108      $(7,325)     $275,024
                - - - - -

               a/ Net assets from discontinued operations of $1,644 million as of March 31, 2000 are included in Auto Sector total assets.

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

                        Report of Independent Accountants




To the Board of Directors and Stockholders
Ford Motor Company

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of March 31, 2001, and the related consolidated statement of income for each of the three-month periods ended March 31, 2001 and 2000 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated January 18, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.



/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
April 18, 2001

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     In addition to specific explanations discussed below, comparisons between Ford's first quarter 2001 and 2000 results are influenced by three important events:

     o On August 7, 2000, we announced the final results of our recapitalization, known as our Value Enhancement Plan ("VEP"), which became effective on August 2, 2000. Under the VEP, Ford shareholders exchanged each of their old Ford Common or Class B shares for one new Ford Common or Class B share, as the case may be, plus, at their election, either $20 in cash, 0.748 additional new Ford Common shares, or a combination of $5.17 in cash and 0.555 additional new Ford Common shares. As a result of the elections made by shareholders under the VEP, the total cash elected was $5.7 billion and the total number of new Ford Common and Class B shares that became issued and outstanding was 1.893 billion. See Note 5 of our Notes to Financial Statements for a description of the effect of the VEP on earnings per share.

     o On June 30, 2000, we purchased the Land Rover business from the BMW Group. Land Rover's results and financial condition are included in our financial statements on a consolidated basis beginning in the third quarter of 2000.

     o On June 28, 2000, we distributed 130 million shares of Visteon Corporation (our former automotive systems and components division), which represented our 100% ownership interest, by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock. Visteon has been reflected as a discontinued operation through June 30, 2000.


FIRST QUARTER RESULTS OF OPERATIONS

     Worldwide net income was $1,059 million in the first quarter of 2001, or $0.56 per diluted share of Common and Class B Stock. This compares with first quarter earnings from continuing operations in 2000 of $1,932 million, or $1.58 per diluted share. Worldwide sales revenue was $42.4 billion in the first quarter of 2001, down $0.5 billion from a year ago. Unit sales of cars and trucks were 1,805,000, down 109,000 units.

     Results by business sector for the first quarter of 2001 and 2000 are shown below (in millions).

                                                                               First Quarter
                                                                                Net Income
                                                              ------------------------------------------------
                                                                                                   2001
                                                                                               Over/(Under)
                                                                  2001           2000              2000
                                                              -------------  --------------   ----------------
             Automotive Sector                                  $  689         $1,552           $  (863)
             Financial Services Sector                             370            380               (10)
                                                                ------         ------           -------
               Total continuing operations                       1,059          1,932              (873)

             Discontinued operation - Visteon                        0            147              (147)
                                                                ------         ------           -------

               Total Company                                    $1,059         $2,079           $(1,020)
                                                                ======         ======           =======

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations(Continued)
------------------------

Automotive Sector
-----------------

     Worldwide earnings for our Automotive sector were $689 million in the first quarter of 2001, on sales of $34.7 billion. Earnings in the first quarter of 2000 were $1,552 million, on sales of $36.2 billion. Adjusted for constant volume and mix, total automotive costs were unchanged compared with the first quarter of 2000.

     Details of first quarter Automotive sector earnings from continuing operations are shown below (in millions).

                                                                             First Quarter
                                                                           Net Income/(Loss)
                                                              --------------------------------------------
                                                                                               2001
                                                                                           Over/(Under)
                                                                 2001          2000            2000
                                                              ------------  -----------  -----------------
                  North American Automotive                    $ 695         $1,667         $(972)

                  Automotive outside North America
                  - Europe                                        88             (3)           91
                  - South America                                (53)           (82)           29
                  - Rest of World                                (41)           (30)          (11)
                                                               -----         ------         -----
                     Total Automotive outside North
                      America                                     (6)          (115)          109
                                                               -----         ------         -----

                      Total Automotive Sector                  $ 689         $1,552         $(863)
                                                               =====         ======         =====


     Automotive sector earnings in North America were $695 million in the first quarter of 2001, on sales of $23.7 billion. In the first quarter of 2000, earnings were $1,667 million, on sales of $27.2 billion. The decrease in earnings reflected primarily lower vehicle sales volume (unit sales down 208,000 units, or 16% from a year ago). The after-tax return on sales for our Automotive sector in North America was 3.0% in the first quarter of 2001. Excluding the effect of SFAS 133 as described below, the after-tax return on sales for our Automotive sector in North America would have been 3.2%, down 3 percentage points from a year ago.

     In the first quarter of 2001, approximately 4.2 million new cars and trucks were sold in the United States, down 300,000 units from a year ago. Our share of those unit sales was 22.6% in the first quarter of 2001, down 1.4 percentage points from a year ago. The decline in market share reflected in part low availability of new Ford Explorer and Mercury Mountaineer models.

     Our Automotive sector earnings in Europe were $88 million in the first quarter of 2001, compared with losses of $3 million a year ago. The improvement in earnings is explained by increased vehicle sales volume and lower costs at Ford brand operations. Other factors (including lower volume at Volvo, higher launch costs at Jaguar, and gains on sales of certain assets) were largely offsetting.

     In the first quarter of 2001, approximately 4.8 million new cars and trucks were sold in our nineteen primary European markets, down 279,000 units from a year ago. Our share of those unit sales was 11.1% in the first quarter of 2001, up 1.3 percentage points from a year ago. Our market share increase reflected strong sales performance of the new Ford Mondeo and Transit models and the addition of Land Rover.

     Our Automotive sector in South America had losses of $53 million in the first quarter of 2001, compared with losses of $82 million a year ago. The improved results reflected improved margins.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
 -------------------------------------------------------------------------------
of Operations (Continued)
-------------------------

     In the first quarter of 2001, approximately 415,000 new cars and trucks were sold in Brazil, compared with 310,000 a year ago. Our share of those unit sales was 8.6% in the first quarter of 2001, down 9/10 of a percentage point from a year ago.

     Automotive sector losses outside North America, Europe and South America ("Rest of World") were $41 million in the first quarter of 2001, compared with losses of $30 million in the first quarter of 2000. The decline in results were more than explained by Ford's share of increased losses at Mazda.

Financial Services Sector
-------------------------

     Our Financial Services sector consists primarily of two segments, Ford Credit and Hertz. Details of first quarter Financial Services sector earnings are shown below (in millions).

                                                                                 First Quarter
                                                                               Net Income/(Loss)
                                                                  --------------------------------------------
                                                                                                   2001
                                                                                               Over/(Under)
                                                                     2001          2000            2000
                                                                  ------------   ----------   ----------------
             Ford Credit                                            $393           $353           $ 40
             Hertz                                                    (4)            56            (60)
             Minority interests, eliminations,
              and other                                              (19)           (29)            10
                                                                    ----           ----           ----

                Total Financial Services Sector                     $370           $380           $(10)
                                                                    ====           ====           ====

             Memo: Ford's share of earnings in Hertz                $  0           $ 46           $(46)


     Ford Credit's consolidated net income for the first quarter of 2001 was $393 million, up $40 million or 11% from the first quarter of 2000. Compared with 2000, the increase in first quarter earnings reflected primarily improvements in investment and other income (primarily the result of gains on the sale of receivables related to securitization transactions) and higher financing volumes, partially offset by higher credit losses and lower net financing margins.

     In the first quarter of 2001, Hertz had losses of $4 million, compared with earnings of $56 million (of which $46 million was Ford's share) a year ago. The decrease in earnings reflected primarily pricing pressure, a combination of a slowing U.S. economy and its impact on rental transaction volume and cost structure, higher 2001 model year vehicle holding costs, and lower vehicle and equipment residual values.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

     At March 31, 2001, our Automotive sector had $15.8 billion of cash and marketable securities, down $0.7 billion from December 31, 2000. The decline was more than explained by share repurchases ($800 million) and our acquisition of the minority interest in Hertz ($735 million), offset partially by positive operating cash flow. Automotive gross cash was $19.1 billion at March 31, 2001, including $3.3 billion of prefunding of certain employee health benefit obligations through a Voluntary Employee Beneficiary Association trust. (Early in the second quarter of 2001, we incurred a cash outlay of $1.6 billion for the final payment to AB Volvo for our acquisition of Volvo Car.)

     Automotive capital expenditures were $1.4 billion in the first quarter of 2001, down $100 million from a year ago.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
 of Operations (Continued)
-------------------------

     Our stockholders' equity was $16.1 billion at March 31, 2001, down $2.5 billion from December 31, 2000. This decrease reflected primarily non-cash adjustments related to the adoption of SFAS 133 (as described below) and foreign currency translation (reflecting primarily the strengthening of the U.S. dollar relative to European currencies).

     At March 31, 2001, our Automotive sector had total debt of $12 billion, unchanged from December 31, 2000.

Financial Services Sector
-------------------------

     At March 31, 2001, our Financial Services sector had cash and cash equivalents of $1.4 billion, down $48 million from December 31, 2000. Finance receivables and net investments in operating leases were $174 billion at March 31, 2001, up from $172 billion at December 31, 2000.

     Total debt was $155 billion at March 31, 2001, up $2 billion from December 31, 2000. Outstanding commercial paper at March 31, 2001 totaled $34 billion at Ford Credit, and $2 billion at Hertz, with an average remaining maturity of 32 days and 20 days, respectively.

HERTZ PURCHASE

     In March 2001, through a tender offer and a merger transaction, we acquired (for a total price of $735 million) the common stock of Hertz that we did not own, which represented about 18% of the economic interest in Hertz. As a result, Hertz has become an indirect, wholly-owned subsidiary.

NEW ACCOUNTING STANDARD

     We adopted Statement of Financial Accounting Standards (SFAS) 133 "Accounting for Derivative Instruments and Hedging" on January 1, 2001. Adverse adjustments to income and to stockholders' equity included in first quarter results were (in millions):

                                                                        Financial          Total
                                                     Automotive         Services          Company
                                                   --------------     -------------    -------------
        Income before income taxes                     $(90)              $(20)          $  (110)
        Net income                                      (59)               (13)              (72)
        Stockholders' equity                                                              (1,225)


For a further discussion of SFAS 133, see note 3 of our Notes to Financial Statements.

OTHER FINANCIAL INFORMATION

     PricewaterhouseCoopers LLP, our independent accountants, performed a limited review of the financial data presented on pages 4 through 9 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data. The financial data include any material adjustments or disclosures proposed by PricewaterhouseCoopers LLP as a result of their review.

                           Part II. Other Information


Item 1.  Legal Proceedings
--------------------------

     Firestone Matters (Previously discussed beginning on page 20 of Ford's Annual Report on Form 10-K for the year ended December 31, 2000 (the "10-K Report").) As previously reported, on August 9, 2000, Bridgestone/Firestone, Inc. ("Firestone") announced a recall of all Firestone ATX and ATX II tires (P235/75R15) produced in North America since 1991 and Wilderness AT tires of that same size manufactured at Firestone's Decatur, Illinois plant. Firestone estimated that about 6.5 million of the affected tires were still in service on the date the recall was announced. The recall was announced following an analysis by Ford and Firestone that identified a statistically significant incidence of tread separation occurring in the affected tires. Most of the affected tires were installed as original equipment on Ford Explorer sport utility vehicles. The recall has been substantially completed. Ford incurred substantial costs in connection with the recall, including the costs of the recall itself and costs associated with production interruptions to permit production tires to be diverted to the recall.

     Also as previously reported, we are continuing to work with the Safety Administration in its investigation of the Firestone tire recall to attempt to assess the root cause of tread separation in the recalled tires and to determine whether the recall should be expanded to include other Firestone tires. The root cause assessment by the Safety Administration and our own analysis of root cause includes tires not subject to the original recall that have been installed as original equipment on several Ford models, including Ford Explorer and Mercury Mountaineer models. The conclusions reached by the Safety Administration or Ford in these studies, which at present are incomplete, could result in the recall and/or replacement of additional Firestone tires and additional substantial costs to the Company.

     We have accrued expenses in accordance with generally accepted accounting principles for the estimated losses from currently pending personal injury cases in which plaintiffs allege that their injuries were caused by defects in a vehicle tire that caused it to lose its tread and/or by defects in the vehicle (primarily Ford Explorer models) that caused it to roll over. These accruals are reflected in our financial statements. We periodically assess the anticipated costs of this litigation and additional accruals, which could be substantial, may be necessary in the future.

     The securities fraud class actions have been consolidated and an amended complaint has been filed. The amended complaint alleges that Ford's misrepresentations and omissions began in March 1998 (rather than early 1999, as alleged in the initial complaint).


Class Actions
-------------

     TFI Module Class Action. (Previously discussed on page 23 and 24 of the 10-K Report.) The class action in Missouri has been withdrawn. The trial court in the Howard case has ruled on the nature of the recall. Pursuant to this ruling, Ford will be ordered to replace all distributor-mounted TFI modules on vehicles in the class with new distributor-mounted TFI modules of the latest design. In addition, the Plaintiffs in Howard moved for immediate judgment on the remaining claims, including statutory damages, arguing that a retrial is not necessary because all of the dispositive factual issues have already been resolved by the trial judge. The trial court denied this motion and Plaintiffs are attempting to appeal that ruling. Unless the appellate court intervenes, the retrial in Howard will begin in September 2001.

     Throttle Body Assemblies Class Action. (Previously discussed on page 25 of the 10-K Report.) This action has been successfully removed to federal court.

     Ford Credit Debt Collection Class Action. (Previously discussed on page 26 of the 10-K Report.) The trial in the Molloy case is scheduled to begin on May 10, 2001 in the bankruptcy court on the named plaintiff's case only.

--------------------------------------

     Performance Management Process Class Action. (Previously discussed on page 26 of the 10-K Report.) The plaintiffs allege both intentional discrimination and disparate impact relating to the Performance Management Process. Although the case is still in the early stages of litigation, Ford has filed a motion to dismiss the disparate impact claims. This motion is scheduled to be heard simultaneously with a similar motion filed in the Reverse Discrimination Class Action on May 30, 2001.

     Reverse Discrimination Class Action. (Previously discussed on page 26 of the 10-K Report.) Plaintiffs withdrew the initial case that was filed in the federal district court for the Eastern District of Michigan. On March 6, 2001, four plaintiffs filed a new purported class action in state court of Michigan against Ford and Mr. Nasser. This suit alleges reverse race, reverse gender and age discrimination. Specifically, the purported class claims that the Company's diversity initiatives discriminate against older white males. The suit alleges that the Company's Performance Management Process was intended to support the diversity initiatives by driving out the older white males. The suit alleges both intentional discrimination as well as disparate impact. Ford has filed a motion to dismiss all of the disparate impact claims. This motion is scheduled to be heard simultaneously with a similar motion filed in the Performance Management Process Class Action on May 30, 2001.

     F-150 Radiators Class Actions. In April 2001, two purported class actions were filed alleging that the Company defrauded purchasers of 1999-2001 model year Ford F-150 trucks by falsely representing that certain option packages included "upgraded" radiators. Plaintiffs allege that approximately 400,000 trucks that were intended to have larger radiators were actually built with standard radiators. One of the cases, filed in state court in New York, purports to represent a nationwide class, and seeks an order requiring installation of larger radiators and other damages. The second case, filed in state court in Texas, purports to represent purchasers in Texas, and seeks unspecified damages. Both cases allege breach of warranty and violation of state consumer protection laws.



Other Matters

     Rouge Powerhouse Insurance Litigation. There are several pending lawsuits arising out of the February 1, 1999 Rouge Powerhouse explosion. In June 2000, Ford filed a coverage action against ten property insurance carriers seeking property damage and business interruption losses attributable to the Powerhouse explosion. Factory Mutual, one of these insurers, filed a counterclaim in the lawsuit for claims paid to Rouge Steel Company ("Rouge Steel"). Factory Mutual's counterclaim alleges that Rouge Steel's damages occurred as a result of Ford's negligence, gross negligence or willful and wanton misconduct in operating the Powerhouse and totals approximately $300 million. This counterclaim, and a similar claim for approximately $25 million by other insurers of Rouge Steel, has been ordered to arbitration. Additionally, claims related to business interruption losses incurred by five suppliers to Rouge Steel, totaling approximately $20 million, also have been added to the arbitration. In addition, six Ford employees and one Rouge Steel employee also have filed lawsuits seeking recovery in excess of $100 million in the aggregate for alleged psychological injuries caused as a result of the explosion.


                                                                                                             Supplemental Schedule

                        Ford Capital BV and Subsidiaries

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

                  For the Periods Ended March 31, 2001 and 2000
                                  (in millions)

                                                                                                First Quarter
                                                                                        -----------------------------
                                                                                             2001            2000
                                                                                        --------------  -------------
        Sales                                                                                $563            $511

        Costs and expenses
        Cost of sales (Note 3)                                                                528             475
        Selling, administrative and other expenses                                             28              30
                                                                                          -------         -------
          Total costs and expenses                                                            556             505
                                                                                          -------         -------

        Operating income                                                                        7               6

        Interest income                                                                        44              71
        Interest expense                                                                       37              59
                                                                                          -------         -------
          Net interest income/(expense)                                                         7              12
                                                                                          -------         -------

        Income before income taxes                                                             14              18

        Provision for income taxes                                                              5               8
                                                                                          -------         -------
        Income before minority interests                                                        9              10
        Minority interests in net income of subsidiaries                                        -               1
                                                                                          -------         -------
        Net income                                                                           $  9            $ 11
                                                                                          =======         =======


       The accompanying notes are part of the financial statements.




                        Ford Capital BV and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (in millions)

                                                                                                 March 31,       December 31,
                                                                                                    2001             2000
                                                                                               ---------------  ----------------
ASSETS
Cash and cash equivalents                                                                          $   28           $   18
Receivables                                                                                           106               55
Notes receivable, affiliate                                                                           414              411
Inventories                                                                                            59               41
Deferred income taxes                                                                                  24               24
Other current assets                                                                                   28               28
                                                                                                   ------           ------
   Total current assets                                                                               659              577

Notes receivable, affiliate                                                                         1,368            1,391
Net property                                                                                           15               14
Other assets                                                                                           74              104
                                                                                                   ------           ------

   Total assets                                                                                    $2,116           $2,086
                                                                                                   ======           ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade payables                                                                                     $  104           $   63
Payables, affiliate and other                                                                          42               71
Accrued liabilities                                                                                   212              156
Income taxes payable                                                                                   29               31
Debt payable within one year                                                                          567              567
                                                                                                   ------           ------
   Total current liabilities                                                                          954              888

Long-term debt                                                                                        900              900
Deferred tax liability                                                                                 10               16
Other liabilities                                                                                      24               10
                                                                                                   ------           ------
   Total liabilities                                                                                1,888            1,814

Minority interests                                                                                      1                1

Stockholders' equity
Capital stock, 255,140 shares issued with a par value of $593 and
 623,392 shares issued with a par value of $133 each.                                                 236              236
Capital in excess of par value of stock                                                                72               72
Accumulated other comprehensive income (Notes 2 and 3)                                                (69)             (15)
Accumulated deficit                                                                                   (12)             (22)
                                                                                                   ------           ------
   Total stockholders' equity                                                                         227              271
                                                                                                   ------           ------

   Total liabilities and stockholders' equity                                                      $2,116           $2,086
                                                                                                   ======           ======
- - - - -

The accompanying notes are part of the financial statements.


                        Ford Capital BV and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

                  For the Periods Ended March 31, 2001 and 2000
                                  (in millions)

                                                                                                First Quarter
                                                                                        --------------------------------
                                                                                             2001             2000
                                                                                        ---------------  ---------------

        Cash and cash equivalents at January 1                                                $  18           $  49

        Cash flows from operating activities                                                     (9)             22

        Cash flows from investing activities
          Changes in notes receivable                                                            20              75
          Other                                                                                  (1)             (1)
                                                                                              -----           -----
            Net cash (used in)/provided by investing activities                                  19              74

        Cash flows from financing activities
          Principal payments on other debt                                                        -            (118)
                                                                                              -----           -----
            Net cash (used in)/provided by financing activities                                   -            (118)

            Net increase/(decrease) in cash and cash equivalents                                 10             (22)
                                                                                              -----           -----

        Cash and cash equivalents at March 31                                                  $ 28           $  27
                                                                                              =====           =====


The accompanying notes are part of the financial statements.

                        Ford Capital BV and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the Ford Motor Company's Annual Report on Form 10-K for the year ended December 31, 2000. For purposes of this report, "the Company" or similar references mean Ford Capital BV and its majority owned subsidiaries unless the context requires otherwise. Certain amounts for prior periods were reclassified, if required, to conform to present period presentation.

2. SFAS 133 - Ford Capital BV adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. The company uses cross currency swaps to hedge foreign currency exchange exposure on notes receivable.

     The swaps are accounted for as cash flow hedges. The maximum maturity of these swaps is nine years. The swaps account for all of the balance of SFAS No. 133 activity reported as part of stockholders' equity.

     Ford Capital BV's strategy is to use derivatives to manage specific economic risks to changes in exchange rates. The company does not use derivatives for speculative purposes.

     Adoption of SFAS No. 133 had no impact on income. During the first quarter, a $39 million net reduction was recorded in stockholders' equity as accumulated other comprehensive income. Of the amount recorded, a $63 million loss pertained to the January 1 transition adjustment. The remaining amount pertained to a gain from first quarter activity. Ford Capital BV does not expect to reclassify any gains or losses to earnings during the next twelve months.

3. Comprehensive Income - Other comprehensive income primarily reflects foreign currency translation adjustments and adjustments related to SFAS 133 (Note 2). Total comprehensive income is summarized as follows (in millions):

                                                                               First Quarter
                                                                    -----------------------------------
                                                                          2001              2000
                                                                    -----------------  ----------------
        Net income                                                        $  9               $ 11
        Other comprehensive income                                         (45)               (84)
                                                                         -----                ---
          Total comprehensive income                                      $(36)              $ 73
                                                                          ====               ====

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)   Exhibits
           --------

           Please refer to the Exhibit Index on page 22.

     (b)   Reports on Form 8-K
           -------------------

          The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2001:

          Current Report on Form 8-K dated January 3, 2001 included information relating to Ford's North American Production and Overseas Sales schedule

          Current Report on Form 8-K dated January 11, 2001 included information relating to our financial milestones for the upcoming 12 months

          Current Report on Form 8-K dated January 18, 2001 included information relating to Consolidated Financial Statements of Ford and Subsidiaries for the year ended and at December 31, 2000, together with the Report on Examination thereof by PricewaterhouseCoopers, L.L.P.

          Current Report on Form 8-K dated February 1, 2001 included information relating to U.S. retail sales of Ford vehicles in January 2001 and Ford's North American Production and Overseas Sales schedule

          Current Report on Form 8-K dated March 1, 2001 included information relating to U.S. retail sales of Ford vehicles in February 2001 and Ford's North American Production and Overseas Sales schedule

          Current Report on Form 8-K dated March 2, 2001 included information relating to Ford's announcement that Ford is comfortable with the consensus analysts' earnings estimate for Ford of 51 cents per diluted share for the first quarter 2001

          Current Report on Form 8-K dated March 29, 2001 included information relating that Ford continues to be comfortable with the consensus analysts' earnings estimate for Ford of 54 cents per diluted share for the first quarter 2001



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            FORD MOTOR COMPANY
                                  ---------------------------------------------

                                              (Registrant)






Date:      May 11, 2001           By:     /s/ L. E. Hansen
           ------------              ------------------------------------------
                                              L. E. Hansen
                                              Vice President & Controller
                                             (principal accounting officer)


                                  EXHIBIT INDEX
                                  -------------



  Designation                              Description
  -----------    ---------------------------------------------------------------------------
  Exhibit 12     Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to
                 Combined Fixed Charges and Preferred Stock Dividends.

  Exhibit 15     Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated
                 May 11, 2001, relating to Financial Information.