Form 10-Q
period 2001-06-30
FORD MOTOR CO
filed 2001-07-26
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q





(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND --- EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001 OR
                                                        -------------


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
--- EXCHANGE ACT OF 1934 For the transition period from         to         .
                                                        -------    --------


                          Commission file number 1-3950
                                                 ------


                               FORD MOTOR COMPANY
                               ------------------
             (Exact name of registrant as specified in its charter)


     Incorporated in Delaware                             38-0549190
     ------------------------                             ----------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification Number)


    One American Road, Dearborn, Michigan                       48126
    ------------------------------------------------------------------
   (Address of principal executive offices)                  (Zip Code)

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
                                       ---   ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 2001 the Registrant had outstanding 1,740,944,222 shares of
            -------------                                -------------
Common Stock and 70,852,076 shares of Class B Stock.
                 ----------










               Exhibit index located on sequential page number 25




                       Ford Motor Company and Subsidiaries

                                   HIGHLIGHTS
                                   ----------

                                                                Second Quarter                           First Half
                                                           -------------------------------         -----------------------------
                                                              2001              2000                 2001             2000
                                                           --------------    -------------         ------------    -------------
                                                                  (unaudited)                            (unaudited)
Worldwide vehicle unit sales of
 cars and trucks (in thousands)
- North America                                                1,142             1,308                 2,245           2,619
- Outside North America                                          716               687                 1,425           1,290
                                                              ------            ------                ------          ------
    Total                                                      1,858             1,995                 3,670           3,909
                                                              ======            ======                ======          ======

Sales and revenues (in millions)
- Automotive                                               $  34,552         $  37,366             $  69,202       $  73,541
- Financial Services                                           7,762             7,133                15,558          13,862
                                                           ---------         ---------             ---------       ---------
    Total                                                  $  42,314         $  44,499             $  84,760       $  87,403
                                                           =========         =========             =========       =========

Net income (loss) (in millions)
- Automotive                                               $  (1,194)        $   1,052             $    (505)      $   2,604
- Financial Services                                             442               461                   812             841
                                                           ---------         ---------             ---------       ---------
   Income (loss) from continuing operations                     (752)            1,513                   307           3,445
- Discontinued operation (Visteon)                                 -               162                     -             309
- Loss on spin-off of Visteon                                      -            (2,252)                    -          (2,252)
                                                           ---------         ---------             ---------       ---------
    Total                                                  $    (752)        $    (577)            $     307       $   1,502
                                                           =========         =========             =========       =========

Capital expenditures (in millions)
- Automotive                                               $   1,229         $   1,453             $   2,586       $   2,952
- Financial Services                                              99               158                   230             464
                                                           ---------         ---------             ---------       ---------
    Total                                                  $   1,328         $   1,611             $   2,816       $   3,416
                                                           =========         =========             =========       =========

Automotive capital expenditures as a
 percentage of sales                                             3.6%              3.9%                  3.7%            4.0%

Stockholders' equity at June 30
- Total (in millions)                                      $  13,758         $  24,643             $ 13,758        $  24,643
- Annualized after-tax return on Common
   and Class B stockholders' equity                             Loss              22.9%                  3.8%           25.4%

Automotive net cash at June 30
 (in millions)
- Cash and marketable securities                           $  16,205         $  25,557             $  16,205       $  25,557
- Debt                                                        12,061            10,804                12,061          10,804
                                                           ---------         ---------             ---------       ---------
   Automotive net cash                                     $   4,144         $  14,753             $   4,144       $  14,753
                                                           =========         =========             =========       =========

After-tax return on sales
- North American Automotive                                    (4.9)%              6.7%                (1.0)%            6.4%
- Total Automotive                                             (3.4)%              2.9%                (0.7)%            3.6%

Shares of Common and Class B Stock
 (in millions)
- Average number outstanding                                   1,819             1,205                 1,829           1,206
- Number outstanding at June 30                                1,812             1,205                 1,812           1,205

Common Stock price (per share)
(adjusted to reflect Visteon spin-off)
- High                                                        $30.71            $31.46                $31.37          $31.46
- Low                                                          24.00             23.08                 23.75           22.53

AMOUNTS PER SHARE OF COMMON AND
 CLASS B STOCK AFTER PREFERRED
 STOCK DIVIDENDS

Income assuming dilution
- Automotive                                               $   (0.65)        $    0.86             $   (0.28)      $    2.12
- Financial Services                                            0.24              0.38                  0.44            0.69
                                                           ----------        ---------             ---------       ---------
   Subtotal                                                    (0.41)             1.24                  0.16            2.81
- Discontinued operation (Visteon)                                 -              0.13                     -            0.25
- Loss on spin-off of Visteon                                      -             (1.84)                    -           (1.84)
                                                           ---------         ---------  -          ---------       ---------
    Total                                                  $   (0.41)        $   (0.47)            $    0.16       $    1.22
                                                           =========         =========             =========       =========


Cash dividends                                             $    0.30         $    0.50             $    0.60       $    1.00

Prior periods have been restated.



                      Ford Motor Company and Subsidiaries

                               VEHICLE UNIT SALES
                               ------------------

                  For the Periods Ended June 30, 2001 and 2000
                                 (in thousands)



                                                            Second Quarter                            First Half
                                                         -------------------------              -------------------------
                                                          2001             2000                  2001              2000
                                                         --------         --------              --------          -------
                                                              (unaudited)                             (unaudited)
     North America
     United States
      Cars                                                 397              448                   760               929
      Trucks                                               640              743                 1,292             1,466
                                                         -----            -----                 -----             -----
       Total United States                               1,037            1,191                 2,052             2,395

     Canada                                                 68               80                   120               159
     Mexico                                                 37               37                    73                65
                                                         -----            -----                 -----             -----

       Total North America                               1,142            1,308                 2,245             2,619

     Europe
     Britain                                               167              139                   347               254
     Germany                                               115               83                   221               174
     Italy                                                  64               58                   127               107
     Spain                                                  53               54                    93                94
     France                                                 40               41                    83                83
     Other countries                                       140              146                   285               274
                                                         -----            -----                 -----             -----

       Total Europe                                        579              521                 1,156               986

     Other international
     Brazil                                                 40               35                    75                63
     Australia                                              31               37                    57                61
     Taiwan                                                 12               19                    30                41
     Argentina                                               8               12                    15                27
     Japan                                                   5                8                    10                17
     Other countries                                        41               55                    82                95
                                                         -----            -----                 -----             -----

       Total other international                           137              166                   269               304
                                                         -----            -----                 -----             -----

     Total worldwide vehicle unit sales                  1,858            1,995                 3,670             3,909
                                                         =====            =====                 =====             =====

Vehicle unit sales generally are reported worldwide on a "where sold" basis and include sales of all Ford-badged units, as well as units manufactured by Ford and sold to other manufacturers.

Prior periods were restated to correct unit sales.

                          Part I. Financial Statements
                          ----------------------------

Item 1.  Financial Statements
-----------------------------

                       Ford Motor Company and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                  For the Periods Ended June 30, 2001 and 2000
                                  (in millions)

                                                                             Second Quarter                     First Half
                                                                       ---------------------------      ---------------------------
                                                                          2001            2000             2001            2000
                                                                       -----------     -----------      -----------     -----------
                                                                              (unaudited)                      (unaudited)
AUTOMOTIVE
----------
Sales                                                                  $34,552         $37,366          $69,202         $73,541

Costs and expenses (Note 2)
Cost of sales (Note 3)                                                  33,648          33,495           64,463          65,083
Selling, administrative and other expenses                               2,336           2,458            4,842           4,723
                                                                       -------         -------          -------         -------
  Total costs and expenses                                              35,984          35,953           69,305          69,806

Operating income (loss)                                                 (1,432)          1,413             (103)          3,735

Interest income                                                            218             389              473             757
Interest expense                                                           330             327              697             645
                                                                       -------         -------          -------         -------
  Net interest income (expense)                                           (112)             62             (224)            112
Equity in net income (loss) of affiliated companies                       (162)             29             (340)             (3)
                                                                       -------         -------          -------         -------

Income (loss) before income taxes - Automotive                          (1,706)          1,504             (667)          3,844

FINANCIAL SERVICES
Revenues                                                                 7,762           7,133           15,558          13,862

Costs and expenses
Interest expense                                                         2,484           2,311            5,044           4,524
Depreciation                                                             2,674           2,398            5,193           4,606
Operating and other expenses (Note 3)                                    1,342           1,249            2,779           2,460
Provision for credit and insurance losses                                  572             411            1,258             865
                                                                       -------         -------          -------         -------
  Total costs and expenses                                               7,072           6,369           14,274          12,455
                                                                       -------         -------          -------         -------

Income before income taxes - Financial Services                            690             764            1,284           1,407
                                                                       -------         -------          -------         -------

TOTAL COMPANY
Income (loss) before income taxes                                       (1,016)          2,268              617           5,251
Provision for income taxes                                                (284)            728              287           1,750
                                                                       -------         -------          -------         -------
Income (loss) before minority interests                                   (732)          1,540              330           3,501
Minority interests in net income of subsidiaries                            20              27               23              56
                                                                       -------         -------          -------         -------
Income (loss) from continuing operations                                  (752)          1,513              307           3,445
Income from discontinued operation (Note 4)                                  -             162                -             309
Loss on spin-off of discontinued operation (Note 4)                          -          (2,252)               -          (2,252)
                                                                       -------         -------          -------         -------
Net income (loss)                                                      $  (752)        $  (577)         $   307         $ 1,502
                                                                       =======         =======          =======         =======

Income (loss) attributable to Common and Class B
  Stock after preferred stock dividends                                $  (755)        $  (580)         $   300         $ 1,495

Average number of shares of Common and Class B
 Stock outstanding                                                       1,819           1,205            1,829           1,206

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Notes 5 and 6)
Basic Income
    Income (loss) from continuing operations                           $ (0.42)        $  1.26          $  0.16         $  2.87
    Net income (loss)                                                  $ (0.42)        $ (0.48)         $  0.16         $  1.25
Diluted Income
    Income (loss) from continuing operations                           $ (0.41)        $  1.24          $  0.16         $  2.81
    Net income (loss)                                                  $ (0.41)        $ (0.47)         $  0.16         $  1.22

Cash dividends                                                         $  0.30         $  0.50          $  0.60         $  1.00

The accompanying notes are part of the financial statements.


                       Ford Motor Company and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (in millions)
                                                                                                June 30,        December 31,
                                                                                                  2001              2000
                                                                                             ---------------- -----------------
                                                                                               (unaudited)
 ASSETS
Automotive
Cash and cash equivalents                                                                      $  4,703         $  3,374
Marketable securities                                                                            11,502           13,116
                                                                                               --------         --------
   Total cash and marketable securities                                                          16,205           16,490

Receivables                                                                                       3,375            4,685
Inventories (Note 7)                                                                              7,220            7,514
Deferred income taxes                                                                             2,735            2,239
Other current assets                                                                              5,466            5,318
Current receivable from Financial Services                                                        1,487            1,587
                                                                                               --------         --------
   Total current assets                                                                          36,488           37,833

Equity in net assets of affiliated companies                                                      2,961            2,949
Net property                                                                                     35,421           37,508
Deferred income taxes                                                                             3,504            3,342
Other assets                                                                                     12,714           13,711
                                                                                               --------         --------
   Total Automotive assets                                                                       91,088           95,343

Financial Services
Cash and cash equivalents                                                                         1,883            1,477
Investments in securities                                                                           682              817
Finance receivables, net                                                                        128,263          125,164
Net investment in operating leases                                                               49,195           46,593
Other assets                                                                                     15,798           12,390
Receivable from Automotive                                                                        2,637            2,637
                                                                                               --------         --------
   Total Financial Services assets                                                              198,458          189,078
                                                                                               --------         --------

   Total assets                                                                                $289,546         $284,421
                                                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                                 $ 15,588         $ 15,075
Other payables                                                                                    4,718            4,011
Accrued liabilities                                                                              23,982           23,515
Income taxes payable                                                                                 29              449
Debt payable within one year                                                                        226              277
                                                                                               --------         --------
   Total current liabilities                                                                     44,543           43,327

Long-term debt                                                                                   11,835           11,769
Other liabilities                                                                                30,535           30,495
Deferred income taxes                                                                               291              353
Payable to Financial Services                                                                     2,637            2,637
                                                                                               --------         --------
   Total Automotive liabilities                                                                  89,841           88,581

Financial Services
Payables                                                                                          5,644            5,297
Debt                                                                                            162,102          153,510
Deferred income taxes                                                                             8,792            8,677
Other liabilities and deferred income                                                             7,249            7,486
Payable to Automotive                                                                             1,487            1,587
                                                                                               --------         --------
   Total Financial Services liabilities                                                         185,274          176,557

Company-obligated mandatorily redeemable preferred securities of a subsidiary
tTrust holding solely junior subordinated debentures of the Company (Note 8)                        673              673

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate liquidation preference
   of $177 million)                                                                                   *                *
 Common Stock (par value $0.01 per share (1,837 million shares issued)                               18               18
 Class B Stock, par value $0.01 per share (71 million shares issued)                                  1                1
Capital in excess of par value of stock                                                           5,980            6,174
Accumulated other comprehensive income (Notes 3 and 9)                                           (6,350)          (3,432)
ESOP loan and treasury stock                                                                     (2,975)          (2,035)
Earnings retained for use in business                                                            17,084           17,884
                                                                                               --------         --------
   Total stockholders' equity                                                                    13,758           18,610
                                                                                               --------         --------
   Total liabilities and stockholders' equity                                                  $289,546         $284,421
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



                       Ford Motor Company and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

                  For the Periods Ended June 30, 2001 and 2000
                                  (in millions)


                                                                               First Half 2001                First Half 2000
                                                                         ----------------------------   ----------------------------
                                                                                          Financial                      Financial
                                                                          Automotive      Services       Automotive      Services
                                                                         -------------   ------------   -------------  -------------
                                                                                 (unaudited)                    (unaudited)
Cash and cash equivalents at January 1                                    $ 3,374        $  1,477        $ 2,793       $  1,588

Cash flows from operating activities before securities trading              6,427           7,275          9,181          9,953
Net sales (purchases) of trading securities                                 1,686            (148)           419             60
                                                                          -------        --------        -------       --------
   Net cash flows from operating activities                                 8,113           7,127          9,600         10,013

Cash flows from investing activities
 Capital expenditures                                                      (2,586)           (230)        (2,952)          (464)
 Acquisitions of receivables and lease investments                              -         (48,003)             -        (44,986)
 Collections of receivables and lease investments                               -          25,852              -         21,724
 Net acquisitions of daily rental vehicles                                      -          (2,362)             -         (2,469)
 Purchases of securities                                                  (10,729)           (485)        (2,261)          (302)
 Sales and maturities of securities                                        10,657             476          2,217            312
 Proceeds from sales of receivables and lease investments                       -          10,141              -          7,704
 Net investing activity with Financial Services                              (460)              -             45              -
 Cash paid for acquisitions (Note 10)                                      (1,868)           (742)        (2,060)           (76)
 Other                                                                        366             (35)             0            190
                                                                          -------        ---------       -------       --------
   Net cash used in investing activities                                   (4,620)        (15,388)        (5,011)       (18,367)

Cash flows from financing activities
 Cash dividends                                                            (1,107)              -         (1,578)             -
 Net purchases of Common Stock                                             (1,322)              -           (192)             -
 Changes in short-term debt                                                   (70)         (2,375)          (707)        (5,588)
 Proceeds from issuance of other debt                                         188          25,028            205         22,321
 Principal payments on other debt                                            (103)        (13,791)          (424)        (7,574)
 Net debt repayments from discontinued operations                               -               -            650              -
 Net cash distribution to discontinued operations                               -               -            (85)             -
 Net financing activity with Automotive                                         -             460              -            (45)
 Other                                                                        170            (362)           694            517
                                                                          -------        ---------       -------       --------
   Net cash (used in)/provided by financing activities                     (2,244)          8,960         (1,437)         9,631
Effect of exchange rate changes on cash                                       (20)           (193)            (1)          (145)
Net transactions with Automotive/Financial Services                           100            (100)         1,045         (1,045)
                                                                          -------        --------        -------       --------

   Net increase in cash and cash equivalents                                1,329             406          4,196             87
                                                                         --------       --------        --------      --------

Cash and cash equivalents at June 30                                      $ 4,703        $  1,883        $ 6,989       $  1,675
                                                                          =======        ========        =======       ========


The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)

1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair statement of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 2000. For purposes of Notes to Financial Statements, "Ford" or the "Company" means Ford Motor Company and its majority owned subsidiaries unless the context requires otherwise. Certain amounts for prior periods were reclassified to conform with present period presentation.

2. Selected Automotive costs and expenses are summarized as follows (in millions):

                                                        Second Quarter                        First Half
                                                    -----------------------              -----------------------
                                                      2001         2000                    2001          2000
                                                    ---------    ----------              ----------    ---------
        Depreciation                                 $682         $718                   $1,357        $1,412
        Amortization                                  624          628                    1,350         1,202
        Pension expense (benefit)                     (76)         (51)                    (161)           13


3. SFAS 133 ("Accounting for Derivative Instruments and Hedges") - Ford adopted SFAS 133 on January 1, 2001. For further discussion on SFAS 133 refer to Note 3 in Form 10-Q for the quarterly period ended March 31, 2001. Non-cash adjustments to income and to stockholders' equity for the second quarter and first half of 2001 were (in millions):

                                                    Automotive                Financial Services             Total Company
                                             --------------------------  -----------------------------  ------------------------
                                                Second       First          Second         First          Second       First
                                               Quarter        Half         Quarter         Half           Quarter      Half
                                               -------        ----         -------         ----           -------      ----
       Income before income taxes *             $(77)        $(167)         $(51)        $(71)          $  (128)    $   (238)
       Net income                                (55)         (114)          (32)         (45)              (87)        (159)
       Stockholders' equity **                                                                             (103)      (1,328)

       * Automotive recorded in cost of sales; Financial Services recorded in operating and other expenses ** Recorded in accumulated other comprehensive income

4. Discontinued Operation - On June 28, 2000, Ford distributed 130 million shares of Visteon Corporation ("Visteon"), which represented its 100% ownership interest, by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock. Ford's financial statements reflect Visteon as a "discontinued operation".

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

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

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

     Income (loss) per share of Common and Class B Stock was as follows (in millions, except per share amounts):

                                                                                  Second Quarter 2001        Second Quarter 2000
                                                                                -------------------------  ------------------------
                                                                                  Income       Shares        Income       Shares
                                                                                ----------  -------------  ----------- ------------
       Income (loss) from continuing operations and shares                        $ (752)     1,819          $1,513      1,205
       Preferred stock dividend requirements                                          (3)         -              (3)         -
       Issuable and uncommitted ESOP shares                                            -         (8)              -         (9)
                                                                                --------    -------        --------    -------
        Basic income (loss) and shares from continuing operations                 $ (755)     1,811          $1,510      1,196

       Basic income (loss) per share from continuing operations                   $(0.42)                    $ 1.26
       Basic income per share from discontinued operation                              -                       0.14
       Basic loss per share on spin-off of discontinued operation                      -                      (1.88)
                                                                                 -------                    -------
        Basic income (loss) per share                                             $(0.42)                    $(0.48)

       Basic income (loss) and shares from continuing operations                  $ (755)     1,811          $1,510      1,196
       Net dilutive effect of options                                                  -         37               -         26
                                                                                --------     ------        --------     ------
        Diluted income (loss) and shares from continuing operations               $ (755)     1,848          $1,510      1,222

       Diluted income (loss) per share from continuing operations                 $(0.41)                    $ 1.24
       Diluted income per share from discontinued operation                            -                       0.13
       Diluted loss per share on spin-off of discontinued operation                    -                      (1.84)
                                                                                 -------                    -------
        Diluted loss per share                                                    $(0.41)                    $(0.47)

                                                                                    First Half 2001            First Half 2000
                                                                                -------------------------  ------------------------
                                                                                  Income       Shares        Income       Shares
                                                                                -----------  ------------  -----------  -----------
       Income from continuing operations and shares                               $  307      1,829          $3,445      1,206
       Preferred stock dividend requirements                                          (7)         -              (7)         -
       Issuable and uncommitted ESOP shares                                            -        (10)              -         (8)
                                                                                --------    -------        --------    -------
        Basic income and shares from continuing operations                        $  300      1,819          $3,438      1,198

       Basic income per share from continuing operations                          $ 0.16                     $ 2.87
       Basic income per share from discontinued operation                              -                       0.26
       Basic loss per share on spin-off of discontinued operation                      -                      (1.88)
                                                                                 -------                    -------
        Basic income per share                                                    $ 0.16                     $ 1.25

       Basic income and shares from continuing operations                         $  300      1,819          $3,438      1,198
       Net dilutive effect of options                                                  -         38               -         25
                                                                                --------    -------        --------    -------
        Diluted income and shares from continuing operations                      $  300      1,857          $3,438      1,223

       Diluted income per share from continuing operations                        $ 0.16                     $ 2.81
       Diluted income per share from discontinued operation                            -                       0.25
       Diluted loss per share on spin-off of discontinued operation                    -                      (1.84)
                                                                                 -------                    -------
        Diluted income per share                                                  $ 0.16                     $ 1.22

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)

7.   Automotive Inventories are summarized as follows (in millions):

                                                                       June 30,          December 31,
                                                                         2001                2000
                                                                     -------------       -------------
           Raw materials, work in process and supplies                   $2,688              $2,798
           Finished products                                              4,532               4,716
                                                                         ------              ------
              Total inventories                                          $7,220              $7,514
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

9. Comprehensive Income - Other comprehensive income primarily reflects foreign currency translation adjustments and adjustments related to SFAS 133 (Note 3). Total comprehensive income is summarized as follows (in millions):

                                                    Second Quarter                    First Half
                                                 -------------------------       ------------------------
                                                  2001           2000             2001           2000
                                                 -----------    ----------       ----------     ---------
     Net income (loss)                           $  (752)       $  (577)         $   307        $ 1,502
     Other comprehensive income (loss)              (582)          (481)          (2,918)        (1,078)
                                                 -------        -------          -------        -------
       Total comprehensive income (loss)         $(1,334)       $(1,058)         $(2,611)       $   424
                                                 =======        =======          =======        =======


10.  Acquisitions and Restructurings

      Hertz Purchase - In March 2001, through a tender offer and a merger transaction, Ford acquired (for a total price of $735 million) the common stock of Hertz that it did not own, which represented about 18% of the economic interest in Hertz.

      Purchase of Land Rover Business - On June 30, 2000, Ford purchased the Land Rover business from the BMW Group for approximately three billion euros. Approximately two-thirds of the purchase price (equivalent of $1.9 billion at June 30, 2000) was paid at time of closing; the remainder will be paid in 2005. The acquisition involves the entire Land Rover line of products and related assembly and engineering facilities. It does not include Rover's passenger car business or financial services business.

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

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)


11.   Segment Information - Ford's business is divided into two business sectors
      - Automotive and Financial Services (including Ford Credit and Hertz); detail is summarized as follows (in millions):

                                                   Financial Services Sector
                                               ----------------------------------

--------------                       Auto          Ford                  Other        Elims/
Second Quarter                      Sector        Credit      Hertz     Fin Svcs       Other        Total
--------------                   ------------  ----------- ---------  ------------  ------------ ------------
2001
----
Revenues
  External customer               $ 34,552      $  6,256     $ 1,281    $  219      $     6      $ 42,314
  Intersegment                       1,316           118           6        45       (1,485)            -
                                  --------      --------     -------    ------      -------      --------
    Total Revenues                $ 35,868      $  6,374     $ 1,287    $  264      $(1,479)     $ 42,314
                                  ========      ========     =======    ======      =======      ========
Income (loss) from
   continuing operations          $ (1,194)     $    367     $    59    $   14      $     2      $   (752)

2000
----
Revenues
  External customer                $ 37,366     $  5,778     $ 1,271    $   64      $    20      $ 44,499
  Intersegment                        1,338           41           7        62       (1,448)            -
                                   --------     --------     -------    ------      -------      --------
    Total Revenues                 $ 38,704     $  5,819     $ 1,278    $  126      $(1,428)     $ 44,499
                                   ========     ========     =======    ======      =======      ========
Income (loss) from continuing
   operations                      $  1,052     $    388     $   104    $  (18)     $   (13)     $  1,513

                                                   Financial Services Sector
                                              -----------------------------------
----------                            Auto        Ford                   Other       Elims/
First Half                           Sector      Credit      Hertz      Fin Svcs     Other        Total
----------                        ----------- ----------- ----------- ----------- ----------- ------------
2001
----
Revenues
  External customer               $ 69,202     $ 12,604     $ 2,457     $  483     $    14     $ 84,760
  Intersegment                       2,544          240          14         72      (2,870)           -
                                  --------     --------     -------     ------     -------     --------
    Total Revenues                $ 71,746     $ 12,844     $ 2,471     $  555     $(2,856)    $ 84,760
                                  ========     ========     =======     ======     =======     ========
Income (loss) from continuing
  operations                      $   (505)    $    760     $    55     $   (1)    $    (2)    $    307

Total assets at June 30           $ 91,088     $182,045     $12,185     $4,228     $     -     $289,546

2000
----
Revenues
  External customer               $ 73,541     $ 11,269     $ 2,402     $  172     $    19     $ 87,403
  Intersegment                       2,496           80          15        104      (2,695)           -
                                  --------     --------     -------     ------     -------     --------
    Total Revenues                $ 76,037     $ 11,349     $ 2,417     $  276     $(2,676)    $ 87,403
                                  ========     ========     =======     ======     =======     ========
Income (loss) from continuing
  operations                      $  2,604     $    741     $   160     $  (29)    $   (31)    $  3,445

Total assets at June 30           $101,357     $167,821     $11,451     $5,951     $     -     $284,580

- - - - -
     "Other Financial Services" data is an aggregation of miscellaneous smaller Financial Services Sector business components, including Ford Motor Land Development Corporation, Ford Leasing Development Company, Ford Leasing Corporation and Granite Management Corporation.

     "Eliminations/Other" data includes intersegment eliminations and minority interests. Interest income for the operating segments in the Financial Services Sector is reported as "Revenues".

                        Report of Independent Accountants




To the Board of Directors and Stockholders
Ford Motor Company

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of June 30, 2001, and the related consolidated statement of income for each of the three-month and six-month periods ended June 30, 2001 and 2000 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
July 16, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------


SECOND QUARTER RESULTS OF OPERATIONS

         Worldwide losses in the second quarter of 2001 were $752 million, or $0.41 per diluted share of Common and Class B Stock, compared with a loss of $577 million, or $0.47 per diluted share in the second quarter of 2000. The second quarter 2001 loss included about $2 billion for charges and lost vehicle profits related to the planned replacement of about 13 million Firestone tires on Ford vehicles (discussed in detail under Part II, Item 1 "Legal Proceedings" of this report). Also included in 2001 results were $201 million in charges for our share of Mazda Motor Corporation's restructuring and other actions announced in April and the new accounting standard on hedging and derivatives. The second quarter 2000 results included a loss of $2.3 billion on the spin-off of Visteon and charges of $1 billion for asset impairment and restructuring costs related to our Ford-brand operations in Europe.

         Sales and revenues were $42.3 billion in the second quarter of 2001, down $2.2 billion from a year ago. Vehicle unit sales were 1,858,000, down 137,000 units, of which about 45,000 units were for production stoppages related to the Firestone tire replacement action.

         Results by business sector for the second quarter of 2001 and 2000 are shown below (in millions).

                                                                        Second Quarter Net Income/(Loss)
                                                                 ----------------------------------------------
                                                                                                     2001
                                                                                                     O/(U)
                                                                     2001            2000            2000
                                                                 --------------- ------------- ----------------
           Automotive sector                                       $(1,194)        $ 1,052        $(2,246)
           Financial Services sector                                   442             461            (19)
                                                                   -------         -------         ------
             Total continuing operations                              (752)          1,513         (2,265)

           Net income from discontinued operation                        -             162           (162)
           Loss on spin-off of discontinued operation                    -          (2,252)         2,252
                                                                   -------         -------        -------

             Total Company                                         $  (752)        $  (577)       $  (175)
                                                                   =======         =======        =======


Automotive Sector
-----------------

           Automotive sector losses were $1,194 million in the second quarter of 2001, on sales of $34.6 billion. Earnings in the second quarter of 2000 were $1,052 million, on sales of $37.4 billion.

           Details of second quarter Automotive sector earnings from continuing operations are shown below (in millions).

                                                                         Second Quarter Net Income/(Loss)
                                                                     ----------------------------------------
                                                                                                    2001
                                                                                                    O/(U)
                                                                        2001          2000          2000
                                                                     ----------- -------------  -------------
              North American Automotive                              $(1,198)       $1,843        $(3,041)

              Automotive outside North America
              - Europe                                                   141          (863)         1,004
              - South America                                            (70)          (63)            (7)
              - Rest of World                                            (67)          135           (202)
                                                                     -------       -------        -------
                  Total Automotive outside North America                   4          (791)           795
                                                                     -------       -------        -------

                  Total Automotive sector                            $(1,194)       $1,052        $(2,246)
                                                                     =======        ======        =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

         Automotive sector losses in North America were $1,198 million in the second quarter of 2001, on sales of $24.3 billion. In the second quarter of 2000, earnings were $1,843 million, on sales of $27.7 billion. The reduction in earnings was more than explained by the Firestone tire replacement action, lower sales, and higher marketing cost.

         In the second quarter of 2001, 4.7 million new cars and trucks were sold in the United States, down from 4.9 million units a year ago. Our market share this year was 23.2%, down 1.7 percentage points from a year ago, partly explained by greater price competition from Japanese and Korean manufacturers, who benefited from more favorable exchange rates. Our U.S. marketing costs increased to 14.1% of sales, up from 11.3% a year ago.

         In Europe, we earned $141 million in the second quarter of 2001, compared with losses of $863 million a year ago. Excluding last year's charges, earnings were down $15 million, reflecting losses at Land Rover (which was not part of Ford in the first half of 2000) and launch costs for the new Jaguar X-TYPE, offset partially by improved results at Ford-brand operations.

         In the second quarter of 2001, 4.8 million new cars and trucks were sold in our 19 primary European markets, about equal to last year. Our share was 10.7%, up 1.1 percentage points, reflecting increases for the new Ford Mondeo and Transit models and the addition of Land Rover.

         In South America, losses were $70 million, compared with a loss of $63 million a year ago. Approximately 420,000 new cars and trucks were sold in Brazil, compared with 350,000 a year ago. Our share of those unit sales was 7.7%, down 1.6 percentage points.

         Excluding Mazda-related charges of $114 million, earnings outside North America, Europe, and South America ("Rest of World") were $47 million in the second quarter of 2001, down $88 million from a year ago. The decline primarily reflected poorer operating results at Mazda.

Financial Services Sector
-------------------------

         Details of second quarter Financial Services sector earnings are shown below (in millions).

                                                                   Second Quarter Net Income/(Loss)
                                                              ----------------------------------------
                                                                                              2001
                                                                                              O/(U)
                                                                 2001         2000           2000
                                                              ------------- ------------ -------------
          Ford Credit                                           $367          $388          $(21)
          Hertz                                                   59           104           (45)
          Minority interests and other                            16           (31)           47
                                                                ----          ----          ----

             Total Financial Services sector                    $442          $461          $(19)
                                                                ====          ====          ====

          Memo: Ford's share of earnings in Hertz               $ 59          $ 84          $(25)

         Ford Credit's net income in the second quarter of 2001 was $367 million, down $21 million from a year ago. The decrease was more than explained by a $32 million non-cash charge related to the new accounting standard on hedging and derivatives. Higher financing volume, higher margin, and increased investment and other income (primarily gains on sales of receivables related to securitization transactions) were largely offset by higher credit losses.

         Hertz earned $59 million in the quarter, down $45 million from a year ago, reflecting lower rental volume as the U.S. economy slowed and business travel declined. (Effective March 2001, Ford increased its ownership of Hertz to 100%, compared with about 81% a year ago.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

FIRST HALF RESULTS OF OPERATIONS

         Results by major business sector for the first half of 2001 and 2000 are shown below (in millions).

                                                                    First Half Net Income/(Loss)
                                                                --------------------------------------
                                                                                             2001
                                                                                             O/(U)
                                                                   2001         2000         2000
                                                                ------------ ------------ ------------
         Automotive sector                                      $  (505)     $ 2,604      $(3,109)
         Financial Services sector                                  812          841          (29)
                                                                -------      -------      -------

            Total continuing operations                         $   307      $ 3,445      $(3,138)

         Net income from discontinued operation                       -          309         (309)
         Loss on spin-off of discontinued operation                   -       (2,252)       2,252
                                                                -------      -------      -------

            Total Company                                       $   307      $ 1,502      $(1,195)
                                                                =======      =======      =======


         Net income in the first half of 2001 was $307 million, compared with first half 2000 net income from continuing operations of $3,445 million.

          Sales and revenues in the first half of 2001 were $84.8 billion, down $2.6 billion from a year ago. Vehicle unit sales were 3.7 million, down 200,000 units.

Automotive Sector
-----------------

          Losses for our Automotive sector were $505 million in the first half of 2001, on sales of $69.2 billion. Earnings in the first half of 2000 were $2,604 million, on sales of $73.5 billion. Adjusted for constant volume and mix, total automotive costs (excluding costs related to the Firestone tire replacement action) were up $400 million from the first half of 2000, reflecting higher precious metals and new-model launch costs.

           Automotive sector earnings in the first half of 2001 and 2000 are shown below (in millions).

                                                                       First Half Net Income/(Loss)
                                                                  ---------------------------------------
                                                                                                 2001
                                                                                                O/(U)
                                                                     2001          2000          2000
                                                                  -----------   -----------   -----------
             North American Automotive                             $ (503)       $3,510       $(4,013)

             Automotive outside North America
             - Europe                                                 229          (866)        1,095
             - South America                                         (123)         (145)           22
             - Rest of World                                         (108)          105          (213)
                                                                   ------       -------       -------
                Total Automotive outside North America                 (2)         (906)          904
                                                                   ------        ------       -------

                Total Automotive sector                            $ (505)       $2,604       $(3,109)
                                                                   ======        ======       =======

         In North America, losses were $503 million in the first half of 2001, down $4 billion from the first half of 2000. The decrease reflected primarily the same factors described in the discussion of the second quarter results of operations.

         In the first half of 2001, 8.9 million new cars and trucks were sold in the United States, down from a record 9.4 million units a year ago. Our share this year was 23.0%, down 1.4 percentage points.

         In Europe, first half earnings were $229 million, compared with losses of $866 million in the first half of 2000. The improvement reflected primarily the non-recurrence of last year's asset impairment and restructuring charges. Improved operating results at Ford-brand operations were offset partially by losses at Land Rover.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

         In the first half of 2001, 9.6 million new cars and trucks were sold in our 19 primary European markets, down 300,000 units from a year ago. Our share this year was 10.8%, up 1.1 percentage points.

         In South America, losses were $123 million in the first half of 2001, compared with a loss of $145 million a year ago. In Brazil, 835,000 new cars and trucks were sold, compared with 660,000 a year ago. Our share this year was 8.1%, down 1.3 percentage points.

         In Rest of World, earnings, excluding Mazda restructuring and other charges, were $6 million in the first half of 2001, down from $105 million in the first half of 2000, mainly explained by poorer Mazda operating results.


Financial Services Sector
-------------------------

         In the first half of 2001, earnings for our Financial Services sector declined $29 million from last year, more than explained by lower profits at Hertz, reflecting effects of the slowdown in the U.S. economy. Details of Financial Services sector earnings in the first half of 2001 and 2000 are shown below (in millions).

                                                                 First Half Net Income/(Loss)
                                                            ----------------------------------------
                                                                                           2001
                                                                                           O/(U)
                                                               2001          2000          2000
                                                            ------------  ------------  ------------
    Ford Credit                                                $760          $741         $  19
    Hertz                                                        55           160          (105)
    Minority interests and Other                                 (3)          (60)           57
                                                               ----          ----          ----

       Total Financial Services sector                         $812          $841          $(29)
                                                               ====          ====          ====

    Memo:  Ford's share of earnings in Hertz                   $ 55          $130          $(75)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

         At June 30, 2001, our Automotive sector had $16.2 billion of cash and marketable securities, down $300 million from December 31, 2000. The decline was more than explained by cash outlays for the final payment to AB Volvo for our acquisition of Volvo Car ($1.6 billion), share repurchases ($1.1 billion), dividends to shareholders ($1.1 billion), and our acquisition of the minority interest in Hertz ($735 million), offset partially by positive operating cash flow. Automotive gross cash was $18.9 billion at June 30, 2001, including $2.7 billion of prefunding of certain employee health benefit obligations through a Voluntary Employee Beneficiary Association trust. We expect our cash balance to decline in the second half of this year, reflecting payments for the Firestone tire replacement action and normal business seasonality.

         At June 30, 2001, our Automotive sector had total debt of $12.1 billion, about equal to December 31, 2000.

         At July 1, 2001, Ford had long term contractually committed global credit agreements under which $8.4 billion is available from various banks; 87.7% are available through June 30, 2006. The entire $8.4 billion may be used, at Ford's option, by any affiliate of Ford; however, any borrowing by an affiliate will be guaranteed by Ford. Ford also has the ability to transfer on a nonguaranteed basis $8.0 billion of such credit lines in varying portions to Ford Credit and FCE Bank plc (formerly known as Ford Credit Europe plc). In addition, at July 1, 2001, $964.5 million of contractually committed credit facilities were available to various Automotive Sector affiliates outside the U.S. Approximately $419.0 million of these facilities were in use at July 1, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

Financial Services Sector
-------------------------

         At June 30, 2001, our Financial Services sector had cash and cash equivalents of $1.8 billion, up $0.4 billion from December 31, 2000. Finance receivables and net investments in operating leases were $177.5 billion at June 30, 2001, up from $171.8 billion at December 31, 2000.

         Total debt was $162.1 billion at June 30, 2001, up $8.6 billion from December 31, 2000. This includes outstanding commercial paper at June 30, 2001 of $33.7 billion at Ford Credit, and $2.1 billion at Hertz, with an average remaining maturity of 35 days and 20 days, respectively.

         At July 1, 2001, Financial Services Sector had a total of $24.3 billion of contractually committed support facilities (excluding the $8 billion available under Ford's global credit agreements). Of these facilities, $20 billion are contractually committed global credit agreements under which $15.7 billion and $4.3 billion are available to Ford Credit and FCE Bank plc, respectively, from various banks; 53% and 63%, respectively, of such facilities are available through June 30, 2006. The entire $15.7 billion may be used, at Ford Credit's option, by any subsidiary of Ford Credit, and the entire $4.3 billion may be used, at FCE Bank plc's option, by any subsidiary of FCE Bank plc. Any borrowings by such subsidiaries will be guaranteed by Ford Credit or FCE Bank plc, as the case may be. At July 1, 2001, none of the Ford Credit global facilities were in use and $137 million of the FCE Bank plc global facilities were in use. Other than the global credit agreements, the remaining portion of the Financial Services Sector support facilities at July 1, 2001 consisted of $2.6 billion of contractually committed support facilities available to Hertz in the U.S. and $1.7 billion of contractually committed support facilities available to various affiliates outside the U.S.; at July 1, 2001, approximately $1.0 billion of these facilities were in use. Furthermore, banks provide $5.0 billion of liquidity facilities to support the asset- backed commercial paper program of Ford Credit sponsored special purpose entity.

         In addition, Ford Credit has entered into agreements with several bank-sponsered, commercial paper issuers ("conduits") under which such conduits are contractually committed to purchase from Ford Credit, at Ford Credit's option, up to an aggregate of $2.5 billion of receivables. These agreements expire on June 27, 2002. As of July 1, 2001, approximately $427 million of these conduit commitments have been utilized.


NEW ACCOUNTING STANDARD

        We adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedges" on January 1, 2001. Non-cash adjustments to income and to stockholders' equity for the first half were (in millions):

                                                                    Financial           Total
                                                 Automotive          Services          Company
                                                 --------------    -------------     ------------
Net income                                          (114)             (45)              (159)
Stockholders' equity                                                                  (1,328)

For a further discussion of SFAS No. 133, see note 3 of our Notes to Financial Statements.

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

                           Part II. Other Information


Item 1.  Legal Proceedings
--------------------------

         Firestone Matters (Previously discussed beginning on page 20 of Ford's Annual Report on Form 10-K for the year ended December 31, 2000 (the "10-K Report") and on page 15 of Ford's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "First Quarter 10-Q Report").) As a result of our previously reported work with the National Highway Traffic Safety Administration (the "Safety Administration ") with regard to its investigation of the Firestone tire recall and our own root cause analysis, we announced on May 22, 2001 that we would replace all remaining 15, 16, and 17-inch Firestone Wilderness AT tires (about 13 million tires) on our vehicles. This precautionary action is based on our analysis of data on the actual road performance of these tires, comparisons with the performance of comparable tires by other tire makers, a review of information developed by and received from the Safety Administration, and extensive laboratory and vehicle testing. In order to complete the replacement program as rapidly as possible, we are working with major tire manufacturers to expand the supply of replacement tires and temporarily suspended production of certain vehicle lines in order to make more tires available.

         This tire replacement program was the subject of a June 19 hearing before two subcommittees of the House Energy and Commerce Committee, which urged the Safety Administration to accelerate its review of the situation. The Safety Administration continues to investigate the circumstances leading up to last year's recall and this year's tire replacement program, as well as the root cause of the tire failures and related accidents. As a result of these investigations, the Safety Administration on July 19 stated that it would soon issue an "Initial Determination" that certain Firestone Wilderness AT tires contain a safety-related defect. An "Initial Determination" is an interim step toward requiring Firestone to conduct a safety recall.

         Separately, on May 31, 2001, Bridgestone/Firestone (US) Chairman, CEO and President John Lampe sent a letter to the Safety Administration's Acting Administrator requesting that the agency open an investigation into the safety of certain models of Ford Explorers, and alleging that the vehicles are "defectively designed in that they have an inadequate margin of control (due to insufficient understeer) to permit control by average drivers in the foreseeable events of tread separation during normal highway driving in most load and turning circumstances." Likewise, on June 6, 2001, Congressman Billy Tauzin, Chairman of the House Energy and Commerce Committee, sent a letter to the Safety Administration's Acting Administrator that - - while stopping short of urging the agency to open a defect investigation - - asserted that the Safety Administration should undertake a "serious review" of the Explorer's "handling capabilities, particularly following a tire failure."

         At the June 19 congressional hearing, Michael Jackson, Deputy Secretary of the U.S. Department of Transportation, testified that the agency "has had to date no credible evidence that the Ford Explorer's design is in any way responsible for causing tread separation or other such catastrophic tire failure." Mr. Jackson also testified that "[w]e have not to this point thought that there is evidence that directs us toward a vehicle defect investigation." Nevertheless, Mr. Jackson said that the Safety Administration is treating Firestone's May 31 letter as a formal petition to open a defect investigation, and is "conducting an analysis to determine if a formal investigation is merited." We are working closely with the Safety Administration.

         As previously reported, most of the Firestone class actions have been consolidated in federal court in Indianapolis, but a few remain pending in state court. In one of those cases a Pennsylvania state trial judge granted Ford's motion to dismiss, ruling that owners who have suffered no injury or damage have no claim and that a state court has no authority to order a recall. At the same time, plaintiffs in the federal court cases have expanded their request for a recall to include demands that (1) the court assume supervision over the recently-announced tire replacement program and (2) Ford repurchase Explorers because of alleged stability problems. We have moved to dismiss the federal cases for the same reasons that the Pennsylvania case was dismissed.

        In Venezuela, prosecutors from the Attorney General's Office continue to investigate whether criminal charges should be filed against officers, directors or employees of Firestone and/or Ford as a result of tire tread separation accidents that occurred in that country. A committee of the National Assembly is conducting a separate investigation of the cause of the accidents. The Venezuelan consumer protection agency (INDECU) continues to investigate the matter as well.

Item 1.  Legal Proceedings
--------------------------
(Continued)

Environmental Matters
---------------------

         MFA Grand Jury Matter. (Previously discussed on page 22 of the 10-K Report.) On June 7, 2001 government investigators informed us that Ford currently is not a target of this investigation.


Class Actions
-------------

         TFI Module Class Action. (Previously discussed beginning on page 23 of the 10-K Report and on page 15 of the First Quarter 10-Q Report.) The California Court of Appeal in the Howard case declined to consider Plaintiff's appeal and the retrial is still scheduled to begin in September.

         Lease Residual Class Action. (Previously discussed beginning on page 24 of the 10-K Report.) Trial in this matter has been scheduled for November 5, 2001.

         Seat Back Class Actions. (Previously discussed beginning on page 25 of the 10-K Report.) The Maryland Court of Appeals has affirmed the order of the trial court dismissing Plaintiffs' complaint.

         Ford Credit Debt Collection Class Actions. (Previously discussed on page 26 of the 10-K Report.) An additional class action, Davidson v. Ford Credit, has been filed against Ford Credit alleging unfair debt collection practices. In Davidson, the plaintiffs allege that Ford Credit practices relating to filing proofs of claim violates sections of the Bankruptcy Code. Ford Credit has filed a motion to dismiss this case. In Pertuso, the deadline for filing a writ of certiorari with the U.S. Supreme Court has expired. In DuBois, the trial court granted our motion to dismiss and the plaintiffs have appealed.

         Late Charges Class Actions. (Previously discussed beginning on page 26 of the 10-K Report.) A new trial date in the Cumberland case has been set for October 15, 2001.

         Performance Management Process Class Action. (Previously discussed on page 26 of the 10-K Report and on page 16 of the First Quarter 10-Q Report.) The hearing on the motion to dismiss this case has been delayed and is presently scheduled to take place on July 31, 2001.

         Reverse Discrimination Class Action. (Previously discussed on page 26 of the 10-K Report and on page 16 of the First Quarter 10-Q Report.) The Plaintiffs have amended their complaint to add Ford Motor Credit Company as a defendant. The hearing on the motion to dismiss the disparate impact claims has been delayed and is presently scheduled to take place on July 31, 2001.

Item 4.  Submission of Matters to a Vote of the Security-Holders
----------------------------------------------------------------

         On May 10, 2001, the 2001 Annual Meeting of Shareholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:


         Proposal 1  Election of Directors.
         ---------------------------------

                                                            Number of Votes
                                            -----------------------------------------------------

Nominee                             For                                            Not For
-------                             ---                                            -------
John R. H. Bond                     2,617,291,733                                 117,644,065
Michael D. Dingman                  2,707,503,782                                  27,432,016
Edsel B. Ford II                    2,673,885,696                                  61,050,102
William C. Ford                     2,669,106,441                                  65,829,357
William C. Ford, Jr.                2,680,569,626                                  54,366,172
Irvine O. Hockaday, Jr.             2,709,697,018                                  25,238,780
Marie-Josee Kravis                  2,707,986,382                                  26,949,416
Ellen R. Marram                     2,710,023,175                                  24,912,623
Jacques Nasser                      2,497,363,841                                 237,571,957
Homer A. Neal                       2,708,365,497                                  26,570,301
Jorma Ollila                        2,710,564,809                                  24,370,989
Carl E. Reichardt                   2,707,475,928                                  27,459,870
Robert E. Rubin                     2,706,654,661                                  28,281,137
John L. Thornton                    2,669,485,256                                  65,450,542

There were no broker non-votes with respect to the election of directors.


         Proposal 2 Ratification of Selection of Independent Public Accountants. A proposal to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants to audit the books of account and other corporate records of the Company for 2001 was adopted, with 2,683,209,617 votes cast for, 39,605,767 votes cast against, 12,120,414 votes abstained and 248,062,751 broker non-votes.

         Proposal 3 Relating to the Company's Political Contributions. A proposal requesting that the Company report on its political contributions in the previous fiscal year was rejected, with 2,314,705,490 votes cast against, 108,489,376 votes cast for, 63,678,181 votes abstained and 248,062,751 broker non-votes.

         Proposal 4 Relating to Discontinuing Bonuses and Stock-Based Awards. A proposal recommending that the Company discontinue bonuses, stock-based awards and severance pay agreements for senior management was rejected, with 2,328,297,332 votes cast against, 128,200,443 votes cast for, 30,375,272 votes abstained and 248,062,751 broker non-votes.

         Proposal 5 Relating to Director Nominees Reporting to Shareholders in the Proxy Statement. A proposal relating to requiring director nominees to report to shareholders in the proxy statement was rejected, with 2,336,420,548 votes cast against, 117,288,709 votes cast for, 33,163,790 votes abstained and 248,062,751 broker non-votes.

         Proposal 6 Relating to Appointing an Independent Committee to Evaluate any Conflict of Interest Between Holders of Class B Stock and Holders of Common Stock. A proposal recommending that the Company appoint an independent Committee of the Board of Directors to evaluate any conflict of interest between holders of Class B Stock and holders of common stock was rejected, with 2,065,284,760 votes cast against, 388,714,670 votes cast for, 32,873,617 votes abstained and 248,062,751 broker non-votes.

                                                                                                              Supplemental Schedule

                        Ford Capital BV and Subsidiaries

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                  For the Periods Ended June 30, 2001 and 2000
                                  (in millions)

                                                                             Second Quarter                     First Half
                                                                       ---------------------------      ---------------------------
                                                                          2001            2000             2001            2000
                                                                       -----------     -----------      -----------     -----------
                                                                              (unaudited)                      (unaudited)
AUTOMOTIVE
----------
Sales                                                                  $   514         $   498          $ 1,077         $ 1,010

Costs and expenses (Note 2)
Cost of sales (Note 3)                                                     489             471            1,017             946
Selling, administrative and other expenses                                  26              23               54              53
                                                                       -------         -------          -------         -------
  Total costs and expenses                                                 515             494            1,071             999

Operating income (loss)                                                     (1)              4                6              11

Interest income                                                             43              69               87             140
Interest expense                                                            35              57               72             116
                                                                       -------         -------          -------         -------
  Net interest income (expense)                                              8              12               15              24

Income before income taxes                                                   7              16               21              35

Provision for income taxes                                                   3               7                8              15
                                                                       -------         -------          -------         -------
Net income (loss)                                                      $     4         $     9          $    13         $    20
                                                                       =======         =======          =======         =======

The accompanying notes are part of the financial statements.


                        Ford Capital BV and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (in millions)

                                                                                                  June,30        December 31,
                                                                                                    2001             2000
                                                                                               ---------------  ----------------
ASSETS
Cash and cash equivalents                                                                          $   46           $   18
Receivables                                                                                            30               55
Notes receivable, affiliate                                                                           468              411
Inventories                                                                                            41               41
Deferred income taxes                                                                                  29               24
Other current assets                                                                                   30               28
                                                                                                   ------           ------
   Total current assets                                                                               644              577

Notes receivable, affiliate                                                                         1,113            1,391
Net property                                                                                           13               14
Other assets                                                                                          140              104
                                                                                                   ------           ------

   Total assets                                                                                    $1,910           $2,086
                                                                                                   ======           ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade payables                                                                                     $   70           $   63
Payables, affiliate and other                                                                         102               71
Accrued liabilities                                                                                   206              156
Income taxes payable                                                                                   29               31
Debt payable within one year                                                                          743              567
                                                                                                   ------           ------
   Total current liabilities                                                                        1,150              888

Long-term debt                                                                                        500              900
Deferred tax liability                                                                                 10               16
Other liabilities                                                                                       9               10
                                                                                                   ------           ------
   Total liabilities                                                                                1,669            1,814

Minority interests                                                                                      1                1

Stockholders' equity
Capital stock, 255,140 shares issued with a par value of $593 and
 623,392 shares issued with a par value of $133 each.                                                 236              236
Capital in excess of par value of stock                                                                72               72
Accumulated other comprehensive income (Notes 2 and 3)                                                (59)             (15)
Accumulated deficit                                                                                    (9)             (22)
                                                                                                   ------           ------
   Total stockholders' equity                                                                         240              271
                                                                                                   ------           ------

   Total liabilities and stockholders' equity                                                      $1,910           $2,086
                                                                                                   ======           ======

- - - - -

The accompanying notes are part of the financial statements.


                        Ford Capital BV and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                  For the Periods Ended June 30, 2001 and 2000
                                  (in millions)

                                                                                            First Quarter
                                                                                   --------------------------------
                                                                                        2001             2000
                                                                                   ---------------  ---------------
Cash and cash equivalents at January 1                                                $  18             $  49

Cash flows from operating activities                                                     34                22

Cash flows from investing activities
 Changes in notes receivable                                                            222                68
 Other                                                                                   (3)               (1)
                                                                                      -----             -----
   Net cash (used in)/provided by investing activities                                  219                67

Cash flows from financing activities
 Changes in short term debt                                                              27                 -
 Principal payments on other debt                                                      (250)             (119)
                                                                                      -----             -----
   Net cash (used in)/provided by financing activities                                 (223)             (119)

Effect of exchange rate changes on cash                                                  (2)                2

   Net increase/(decrease) in cash and cash equivalents                                  28               (28)
                                                                                      -----             -----

Cash and cash equivalents at March 31                                                 $  46             $  21
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

2. SFAS 133 - Ford Capital BV adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138 on January 1, 2001. For further discussion on SFAS No. 133, refer to Note 3 in Form 10-Q for the quarterly period ended March 31, 2001.

SFAS No. 133 has resulted in no adjustments to income. The impact to stockholders' equity for the second quarter and six months ended 2001 (including transition adjustment), was a $39 million and $16 million reduction, respectively. SFAS No. 133 adjustments are recorded in accumulated other comprehensive income, a separate component of stockholders equity.

3. Comprehensive Income - Other comprehensive income primarily reflects foreign currency translation adjustments and adjustments related to SFAS 133 (Note 2). Total comprehensive income is summarized as follows (in millions):

                                                                         First Half
                                                             -----------------------------------
                                                                   2001              2000
                                                             -----------------  ----------------
Net income                                                        $ 13               $ 20
Other comprehensive income                                         (44)                 9
                                                                 -----               ----
  Total comprehensive income                                      $(31)              $ 29
                                                                  ====               ====

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)   Exhibits
           --------

           Please refer to the Exhibit Index on Page 25.

     (b)   Reports on Form 8-K
           -------------------

           The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 2001:

           Current Report on Form 8-K dated April 3, 2001 included information relating to Ford's North American Production and Overseas Sales schedule.

           Current Report on Form 8-K dated April 19, 2001 included information relating to Ford's first quarter 2001 financial results.

           Current Report on Form 8-K dated May 1, 2001 included information relating to Ford's North American Production and Overseas Sales schedule.

           Current Report on Form 8-K dated May 23, 2001 included information relating to Ford's Firestone tire replacement action and its impact on Ford's full year milestones.

           Current Report on Form 8-K dated June 1, 2001 included information relating to Ford's North American Production and Overseas Sales schedule.

           Current Report on Form 8-K dated June 12, 2001 included information relating to Ford's North American Production and Overseas Sales schedule.





                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 FORD MOTOR COMPANY
                                                -------------------------------

                                                   (Registrant)




Date:      July 26, 2001                      By:/s/Henry D. G. Wallace
           -------------                        -------------------------------
                                                    Henry D. G. Wallace
                                                    Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


  Designation                     Description
  --------------    -----------------------------------------------------------

  Exhibit 12 Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

  Exhibit 15 Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated July 24, 2001, relating to Financial Information.