Form 10-Q
period 2001-09-30
FORD MOTOR CO
filed 2001-11-14
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

 |X|     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----    AND EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001 or
                                        ------------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 31, 2001 the Registrant had outstanding 1,740,024,339 shares of Common Stock and 70,852,076 shares of Class B Stock.





















               Exhibit index located on sequential page number 21


                       Ford Motor Company and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                For the Periods Ended September 30, 2001 and 2000
                                  (in millions)

                                                                             Third Quarter                      Nine Months
                                                                       ---------------------------      ----------------------------
                                                                          2001            2000             2001            2000
                                                                       -----------     -----------      -----------     ------------
                                                                              (unaudited)                       (unaudited)
AUTOMOTIVE
Sales                                                                  $28,554         $32,582          $97,756         $106,123

Costs and expenses (Note 2)
Cost of sales (Note 3)                                                  27,296          29,670           91,759           94,753
Selling, administrative and other expenses                               2,342           2,338            7,184            7,061
                                                                       -------         -------          -------         --------
  Total costs and expenses                                              29,638          32,008           98,943          101,814

Operating income (loss)                                                 (1,084)            574           (1,187)           4,309

Interest income                                                            144             382              617            1,139
Interest expense                                                           308             367            1,005            1,012
                                                                       -------         -------          -------         --------
  Net interest income (expense)                                           (164)             15             (388)             127
Equity in net loss of affiliated companies                                (346)            (61)            (686)             (64)
                                                                       -------         -------          -------         --------

Income (loss) before income taxes - Automotive                          (1,594)            528           (2,261)           4,372

FINANCIAL SERVICES
Revenues                                                                 7,948           7,473           23,506           21,335

Costs and expenses
Interest expense                                                         2,287           2,451            7,331            6,975
Depreciation                                                             2,680           2,427            7,873            7,033
Operating and other expenses (Note 3)                                    1,476           1,257            4,255            3,717
Provision for credit and insurance losses                                  879             482            2,137            1,347
                                                                       -------         -------          -------         --------
  Total costs and expenses                                               7,322           6,617           21,596           19,072
                                                                       -------         -------          -------         --------

Income before income taxes - Financial Services                            626             856            1,910            2,263
                                                                       -------         -------          -------         --------

TOTAL COMPANY
Income (loss) before income taxes                                         (968)          1,384             (351)           6,635
Provision for income taxes                                                (285)            449                2            2,199
                                                                       -------         -------          -------         --------
Income (loss) before minority interests                                   (683)            935             (353)           4,436
Minority interests in net income of subsidiaries                             9              47               32              103
                                                                       -------         -------          -------         --------
Income (loss) from continuing operations                                  (692)            888             (385)           4,333
Income from discontinued operation (Note 4)                                  -               -                -              309
Loss on spin-off of discontinued operation (Note 4)                          -               -                -           (2,252)
                                                                       -------         -------          -------         --------
Net income (loss)                                                      $  (692)        $   888          $  (385)        $  2,390
                                                                       =======         =======          =======         ========

Income (loss) attributable to Common and Class B
  Stock after preferred stock dividends                                $  (696)        $   884          $  (396)        $  2,379

Average number of shares of Common and Class B
 Stock outstanding                                                       1,812           1,649            1,823            1,354

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Notes 5 and 6)
Basic Income
    Income (loss) from continuing operations                           $ (0.39)        $  0.54          $ (0.22)        $   3.21
    Income from discontinued operation                                       -               -                -             0.23
    Loss on spin-off of discontinued operation                               -               -                -            (1.67)
                                                                       -------         -------          -------         --------
    Net income (loss)                                                  $ (0.39)        $  0.54          $ (0.22)        $   1.77
Diluted Income
    Income (loss) from continuing operations                           $ (0.38)        $  0.53          $ (0.21)        $   3.14
    Income from discontinued operation                                       -               -                -             0.23
    Loss on spin-off of discontinued operation                               -               -                -            (1.64)
                                                                       -------         -------          -------         --------
    Net income (loss)                                                  $ (0.38)        $  0.53          $ (0.21)        $   1.73

Cash dividends                                                         $  0.30         $  0.50          $  0.90         $   1.50

The accompanying notes are part of the financial statements.



                       Ford Motor Company and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (in millions)
                                                                                              September 30,      December 31,
                                                                                                   2001              2000
                                                                                             ----------------- -----------------
                                                                                               (unaudited)
 ASSETS
Automotive
Cash and cash equivalents                                                                      $  6,127          $  3,374
Marketable securities                                                                             6,875            13,116
                                                                                               --------          --------
   Total cash and marketable securities                                                          13,002            16,490

Receivables                                                                                       2,747             4,685
Inventories (Note 7)                                                                              7,110             7,514
Deferred income taxes                                                                             2,692             2,239
Other current assets                                                                              5,427             5,318
Current receivable from Financial Services                                                        1,815             1,587
                                                                                               --------          --------
   Total current assets                                                                          32,793            37,833

Equity in net assets of affiliated companies                                                      2,662             2,949
Net property                                                                                     35,825            37,508
Deferred income taxes                                                                             3,503             3,342
Other assets                                                                                     12,847            12,680
                                                                                               --------          --------
   Total Automotive assets                                                                       87,630            94,312

Financial Services
Cash and cash equivalents                                                                         4,511             1,477
Investments in securities                                                                           416               817
Finance receivables, net                                                                        112,728           125,164
Net investment in operating leases                                                               49,112            46,593
Other assets                                                                                     20,937            12,390
Receivable from Automotive                                                                        2,193             2,637
                                                                                               --------          --------
   Total Financial Services assets                                                              189,897           189,078
                                                                                               --------          --------

   Total assets                                                                                $277,527          $283,390
                                                                                               ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                                 $ 15,258          $ 15,075
Other payables                                                                                    3,802             4,011
Accrued liabilities                                                                              22,591            23,369
Income taxes payable                                                                                 26               449
Debt payable within one year                                                                        283               277
                                                                                               --------          --------
   Total current liabilities                                                                     41,960            43,181

Long-term debt                                                                                   11,804            11,769
Other liabilities                                                                                31,032            29,610
Deferred income taxes                                                                               296               353
Payable to Financial Services                                                                     2,193             2,637
                                                                                               --------          --------
   Total Automotive liabilities                                                                  87,285            87,550

Financial Services
Payables                                                                                          4,706             5,297
Debt                                                                                            154,285           153,510
Deferred income taxes                                                                             8,448             8,677
Other liabilities and deferred income                                                             6,951             7,486
Payable to Automotive                                                                             1,815             1,587
                                                                                               --------          --------
   Total Financial Services liabilities                                                         176,205           176,557

Company-obligated mandatorily redeemable preferred securities of a subsidiary
tTrust holding solely junior subordinated debentures of the Company (Note 8)                        672               673

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate liquidation preference
   of $177 million)                                                                                   *                 *
 Common Stock (par value $0.01 per share (1,837 million shares issued)                               18                18
 Class B Stock, par value $0.01 per share (71 million shares issued)                                  1                 1
Capital in excess of par value of stock                                                           5,970             6,174
Accumulated other comprehensive income (Notes 3 and 9)                                           (5,575)           (3,432)
ESOP loan and treasury stock                                                                     (2,894)           (2,035)
Earnings retained for use in business                                                            15,845            17,884
                                                                                               --------          --------
   Total stockholders' equity                                                                    13,365            18,610
                                                                                               --------          --------
   Total liabilities and stockholders' equity                                                  $277,527          $283,390
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


                       Ford Motor Company and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

                For the Periods Ended September 30, 2001 and 2000
                                  (in millions)


                                                                             Nine Months 2001                Nine Months 2000
                                                                        ----------------------------   -----------------------------
                                                                                         Financial                      Financial
                                                                         Automotive      Services       Automotive      Services
                                                                        -------------   ------------   -------------  --------------
                                                                                (unaudited)                    (unaudited)

Cash and cash equivalents at January 1                                   $ 3,374        $  1,477        $ 2,793       $  1,588

Cash flows from operating activities before securities trading             5,059          11,123         10,891         13,089
Net sales of trading securities                                            6,443             109          4,041            151
                                                                         -------        --------        -------       --------
   Net cash flows from operating activities                               11,502          11,232         14,932         13,240

Cash flows from investing activities
 Capital expenditures                                                     (3,994)           (428)        (4,884)          (565)
 Acquisitions of receivables and lease investments                             -         (68,498)             -        (69,257)
 Collections of receivables and lease investments                              -          36,053              -         39,834
 Net acquisitions of daily rental vehicles                                     -          (1,864)             -         (2,482)
 Purchases of securities                                                 (11,228)           (566)          (374)          (415)
 Sales and maturities of securities                                       11,026             615             29            412
 Proceeds from sales of receivables and lease investments                      -          29,515              -         12,502
 Net investing activity with Financial Services                              116               -             92              -
 Cash paid for acquisitions (Note 10)                                     (1,935)           (743)        (2,487)           (87)
 Other                                                                       375            (111)             0            226
                                                                         -------        --------        -------       --------
   Net cash used in investing activities                                  (5,640)         (6,027)        (7,624)       (19,832)

Cash flows from financing activities
 Cash dividends                                                           (1,654)              -         (2,185)             -
 Value Enhancement Plan payments                                               -               -         (5,440)             -
 Net purchases of Common Stock                                            (1,347)              -           (185)             -
 Changes in short-term debt                                                   (2)        (12,506)          (841)        (8,140)
 Proceeds from issuance of other debt                                        189          31,123          1,917         31,397
 Principal payments on other debt                                           (146)        (20,675)          (823)       (14,896)
 Net debt repayments from discontinued operations                              -               -            650              -
 Net cash distribution to discontinued operations                              -               -            (85)             -
 Net financing activity with Automotive                                        -            (116)             -            (92)
 Other                                                                       174            (212)            14           (409)
                                                                         -------        --------        -------       --------
   Net cash (used in)/provided by financing activities                    (2,786)         (2,386)        (6,978)         7,860

Effect of exchange rate changes on cash                                      (95)            (13)           (23)          (294)
Net transactions with Automotive/Financial Services                         (228)            228            252           (252)
                                                                         -------        --------        -------       --------

   Net increase in cash and cash equivalents                               2,753           3,034            559            722
                                                                         -------        --------        -------       --------

Cash and cash equivalents at September 30                                $ 6,127        $  4,511        $ 3,352       $  2,310
                                                                         =======        ========        =======       ========


The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)

1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair statement of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K for the year ended December 31, 2000. For purposes of Notes to Financial Statements, "Ford" or the "Company" means Ford Motor Company and its majority owned subsidiaries unless the context requires otherwise. Certain amounts previously disclosed in our press release and Current Report on Form 8-K dated October 18, 2001 have been reclassified, and certain amounts for prior periods were reclassified to conform with present period presentation.

2. Selected Automotive Costs and Expenses are summarized as follows (in millions):

                                                               Third Quarter               Nine Months
                                                          -------------------------    -----------------------
                                                            2001           2000          2001          2000
                                                          ----------     ----------    ----------    ---------
      Depreciation                                         $632           $734         $1,989        $2,146
      Amortization                                          482            574          1,832         1,776
      Pension expense (benefit)                            (108)            74           (269)           87

3. SFAS 133 ("Accounting for Derivative Instruments and Hedges") - Ford adopted SFAS 133 on January 1, 2001. For further discussion on SFAS 133 refer to Note 3 in Form 10-Q for the quarterly period ended March 31, 2001. Non-cash adjustments to income and to stockholders' equity for the third quarter and nine months of 2001 were (in millions):

                                                  Automotive          Financial Services          Total Company
                                             ---------------------  ----------------------   ------------------------
                                              Third       Nine        Third       Nine          Third        Nine
                                             Quarter     Months      Quarter     Months        Quarter      Months
                                             ---------  ----------  ----------  ----------   ------------ ------------
       Income before income taxes a/            $ 33      $(134)      $(20)        (91)      $    13      $  (225)
       Net income                                 22        (92)       (13)        (58)            9         (150)
       Stockholders' equity b/                                                                   201       (1,127)

       a/ Automotive recorded in cost of sales; Financial Services recorded in operating and other expenses
       b/ Recorded in accumulated other comprehensive income

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


6. Income Per Share of Common and Class B Stock - The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options, considered to be potentially dilutive. Basic and diluted income per share were calculated using the following (in millions):

                                                               Third Quarter               Nine Months
                                                          -------------------------    -----------------------
                                                            2001           2000          2001          2000
                                                          ----------     ----------    ----------    ---------
     Average shares outstanding                            1,812          1,649         1,823         1,354
     Issuable and uncommitted ESOP shares                     (5)            (6)           (8)           (7)
                                                           -----          -----         -----         -----
       Basic shares                                        1,807          1,643         1,815         1,347
     Net dilutive effect of options                           26             35            34            28
                                                           -----          -----         -----         -----
       Diluted shares                                      1,833          1,678         1,849         1,375
                                                           =====          =====         =====         =====

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)

7.   Automotive Inventories are summarized as follows (in millions):

                                                                    September 30,       December 31,
                                                                        2001                2000
                                                                    -------------       -----------
     Raw materials, work in process and supplies                        $2,626              $2,798
     Finished products                                                   4,484               4,716
                                                                        ------              ------
       Total inventories                                                $7,110              $7,514
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

9. Comprehensive Income - Other comprehensive income primarily reflects foreign currency translation adjustments and adjustments related to SFAS 133 (Note 3). Total comprehensive income is summarized as follows (in millions):

                                                             Third Quarter                  Nine Months
                                                          --------------------------   ------------------------
                                                             2001           2000          2001          2000
                                                          -----------    -----------   -----------   ----------
      Net income (loss)                                   $  (692)        $  888       $  (385)      $ 2,390
      Other comprehensive income (loss)                       775           (979)       (2,143)       (2,057)
                                                          -------         ------       -------       -------
        Total comprehensive income (loss)                 $    83         $  (91)      $(2,528)      $   333
                                                          =======         ======       =======       =======

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

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)


11.   Segment Information - Ford's business is divided into two business sectors
      - Automotive and Financial Services (including Ford Credit and Hertz); detail is summarized as follows (in millions):

                                                              Financial Services Sector
                                                          ----------------------------------
                                               Auto          Ford                  Other        Elims/
       Third Quarter                          Sector        Credit      Hertz     Fin Svcs      Other         Total
                                            ------------  ----------- --------- -----------  -----------  ------------
       2001
       ----
       Revenues
         External customer                  $ 28,554      $  6,334     $ 1,364    $  245      $     5      $ 36,502
         Intersegment                            388            94           7        32         (521)            -
                                            --------      --------     -------    ------      -------      --------
           Total Revenues                   $ 28,942      $  6,428     $ 1,371    $  277      $  (516)     $ 36,502
                                            ========      ========     =======    ======      =======      ========
       Net income (loss)                    $ (1,054)     $    376     $    26    $  (44)     $     4      $   (692)

       2000
       ----
       Revenues
         External customer                  $ 32,582      $  5,948     $ 1,424    $   94      $     7      $ 40,055
         Intersegment                            760            43           8        11         (822)            -
                                            --------      --------     -------    ------      -------      --------
           Total Revenues                   $ 33,342      $  5,991     $ 1,432    $  105      $  (815)     $ 40,055
                                            ========      ========     =======    ======      =======      ========
       Net income (loss)                    $    391      $    386     $   143    $  (29)     $    (3)     $    888


                                                             Financial Services Sector
                                                         -----------------------------------
                                                Auto        Ford                    Other      Elims/
       Nine Months                             Sector      Credit       Hertz     Fin Svcs      Other        Total
                                             ---------- ------------- ----------- ----------  ----------  ------------

       2001
       ----
       Revenues
         External customer                   $ 97,756    $ 18,938      $ 3,821     $  728     $    19     $121,262
         Intersegment                           2,932         334           21        104      (3,391)           -
                                             --------    --------      -------     ------     -------     --------
           Total Revenues                    $100,688    $ 19,272      $ 3,842     $  832     $(3,372)    $121,262
                                             ========    ========      =======     ======     =======     ========
       Income (loss) from continuing
         operations                          $ (1,559)   $  1,136      $    81     $  (45)    $     2     $   (385)

       Total assets at September 30          $ 87,630    $174,318      $11,811     $3,768     $     -     $277,527

       2000
       ----
       Revenues
         External customer                   $106,123    $ 17,217      $ 3,826     $  266     $    26     $127,458
         Intersegment                           3,256         123           23        115      (3,517)           -
                                             --------    --------      -------     ------     -------     --------
           Total Revenues                    $109,379    $ 17,340      $ 3,849     $  381     $(3,491)    $127,458
                                             ========    ========      =======     ======     =======     ========
       Income (loss) from continuing
         operations                          $  2,995    $  1,126      $   303     $  (26)    $   (65)    $  4,333

       Total assets at September 30          $ 96,210    $169,894      $11,191     $4,990     $     -     $282,285

          - - - - -
          "Other Financial Services" data is an aggregation of miscellaneous smaller Financial Services Sector business components, including Ford Motor Land Development Corporation, Ford Leasing Development Company, Ford Leasing Corporation and Granite Management Corporation.

          "Elims/Other" data includes intersegment eliminations and minority interests. Interest income for the operating segments in the Financial Services Sector is reported as "Revenues".

                        Report of Independent Accountants




To the Board of Directors and Stockholders
Ford Motor Company

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of September 30, 2001, and the related consolidated statement of income for each of the three-month and nine-month periods ended September 30, 2001 and 2000 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


/s/PricewaterhouseCooper
PricewaterhouseCoopers LLP
Detroit, Michigan
October 16, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

THIRD QUARTER RESULTS OF OPERATIONS

     Worldwide losses in the third quarter of 2001 were $692 million, compared with earnings of $888 million in the third quarter of 2000.

     Sales and revenues were $36.5 billion in the third quarter of 2001, down $3.6 billion from a year ago. Vehicle unit sales were 1,513,000, down 163,000 units.

     Results by business sector for the third quarter of 2001 and 2000 are shown below (in millions).

                                                                         Third Quarter Net Income/(Loss)
                                                                 ------------------------------------------------
                                                                                                      2001
                                                                                                      O/(U)
                                                                      2001            2000            2000
                                                                 ---------------- -------------- ----------------
              Automotive sector                                    $(1,054)        $   391        $(1,445)
              Financial Services sector                                362             497           (135)
                                                                   -------         -------         ------

                Total Company                                      $  (692)        $   888        $(1,580)
                                                                   =======         =======        =======

Automotive Sector
-----------------

     Automotive sector losses were $1,054 million in the third quarter of 2001, on sales of $28.6 billion. These losses include a non-cash charge of $199 million for the write-down of certain investments and a credit of $9 million related to the new accounting standard (SFAS No. 133) on hedging and derivatives. Earnings in the third quarter of 2000 were $391 million, on sales of $32.6 billion (including a non-cash profit reduction of $106 million related to the acquisition of Land Rover).

     Details of third quarter Automotive sector earnings are shown below (in millions).

                                                                         Third Quarter Net Income/(Loss)
                                                                     -----------------------------------------
                                                                                                     2001
                                                                                                     O/(U)
                                                                         2001          2000          2000
                                                                     ------------ --------------  ------------
              North American Automotive                              $(1,026)       $  769        $(1,795)

              Automotive outside North America
              - Europe                                                   (24)         (297)           273
              - South America                                            (56)          (64)             8
              - Rest of World                                             52           (17)            69
                                                                     -------       -------        -------
                  Total Automotive outside North America                 (28)         (378)           350
                                                                     -------       -------        -------

                  Total Automotive sector                            $(1,054)       $  391        $(1,445)
                                                                     =======        ======        =======

     Automotive sector losses in North America were $1,026 million in the third quarter of 2001, on sales of $19.8 billion. In the third quarter of 2000, earnings were $769 million, on sales of $23.4 billion. The reduction in earnings reflected primarily lower unit sales volume, significantly higher marketing costs, and warranty and other costs associated with customer satisfaction initiatives on various vehicles built several years ago.

     In the third quarter of 2001, 4.2 million new cars and trucks were sold in the United States, down from 4.6 million units a year ago. Our market share this year was 22.2%, down 0.6 percentage points from a year ago, due primarily to increased competition from Japanese and Korean manufacturers. Marketing costs increased to 16.0% of sales, up from 11.1% a year ago, reflecting increased competitive spending, including the introduction of 0.0% financing in mid-September.

     In Europe, losses were $24 million in the third quarter of 2001, compared with losses of $297 million a year ago, reflecting improved results at Ford-brand operations from successful new products and the effects of last year's restructuring actions.

     In the third quarter of 2001, 4.1 million new cars and trucks were sold in our 19 primary European markets, about equal to last year. Our share was 11.0%, up 0.3 percentage points.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

     In South America, losses were $56 million, compared with a loss of $64 million a year ago. About 380,000 new cars and trucks were sold in Brazil, compared with 390,000 a year ago. Our share of those unit sales was 7.3%, down
1.9 percentage points, reflecting increased competition.

     Earnings outside North America, Europe, and South America ("Rest of World") were $52 million in the third quarter of 2001, $69 million better than a year ago, primarily reflecting favorable exchange and other factors that are not indicative of ongoing performance.

Financial Services Sector
-------------------------

     Details of third quarter Financial Services sector earnings are shown below (in millions).

                                                                   Third Quarter Net Income/(Loss)
                                                              -------------------------------------------
                                                                                              2001
                                                                                              O/(U)
                                                                  2001         2000           2000
                                                              ------------- ------------ ----------------
          Ford Credit                                           $376          $386          $ (10)
          Hertz                                                   26           143           (117)
          Minority interests and other                           (40)          (32)            (8)
                                                                ----          ----          -----

             Total Financial Services sector                    $362          $497          $(135)
                                                                ====          ====          =====

          Memo: Ford's share of earnings in Hertz               $ 26          $116          $ (90)


     Ford Credit's net income in the third quarter of 2001 was $376 million, down $10 million from a year ago. Excluding the effects of SFAS No. 133, net income for the third quarter of 2001 was $389 million, up $3 million or 1% from a year ago. Higher volume and margin and improvements in investment and other income (primarily the result of gains on sale of receivables and higher interest income on retained assets related to securitization transactions) were offset largely by higher credit losses.

     Hertz earned $26 million in the quarter, down $117 million from a year ago, reflecting lower rental volume due to the slowing U.S. economy and the September 11th terrorist attacks with resulting declines in both business and leisure travel. (Effective March 2001, Ford increased its ownership of Hertz to 100%, compared with about 81% a year ago.)


FIRST NINE MONTHS RESULTS OF OPERATIONS

     Worldwide losses for the first nine months of 2001 were $385 million, compared with earnings from continuing operations of $4,333 million in the first nine months of 2000.

     Sales and revenues were $121.3 billion in the first nine months of 2001, down $6.2 billion from a year ago. Vehicle unit sales were 5,183,000, down 402,000 units.

     Results by major business sector for the first nine months of 2001 and 2000 are shown below (in millions).

                                                                          First Nine Months
                                                                          Net Income/(Loss)
                                                                --------------------------------------
                                                                                             2001
                                                                                             O/(U)
                                                                   2001         2000         2000
                                                                ------------ ------------ ------------
         Automotive sector                                      $(1,559)     $ 2,995      $(4,554)
         Financial Services sector                                1,174        1,338         (164)
                                                                -------      -------      -------

            Total continuing operations                         $  (385)     $ 4,333      $(4,718)

         Net income from discontinued operation                       -          309         (309)
         Loss on spin-off of discontinued operation                   -       (2,252)       2,252
                                                                -------      -------      -------

            Total Company                                       $  (385)     $ 2,390      $(2,775)
                                                                =======      =======      =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

Automotive Sector
-----------------

     Losses for our Automotive sector were $1,559 million in the first nine months of 2001, on sales of $97.8 billion. Earnings in the first nine months of 2000 were $2,995 million, on sales of $106.1 billion. Adjusted for constant volume and mix, total automotive costs (excluding costs related to the Firestone tire replacement action) were up $200 million from the first nine months of 2000, reflecting higher precious metal and launch-related costs.

     Automotive sector earnings in the first nine months of 2001 and 2000 are shown below (in millions).

                                                                            First Nine Months
                                                                            Net Income/(Loss)
                                                                  ---------------------------------------
                                                                                                 2001
                                                                                                O/(U)
                                                                     2001          2000          2000
                                                                  -----------   -----------   -----------
             North American Automotive                            $(1,529)      $ 4,279       $(5,808)

             Automotive outside North America
             - Europe                                                 205        (1,163)        1,368
             - South America                                         (179)         (209)           30
             - Rest of World                                          (56)           88          (144)
                                                                  -------       -------       -------
                Total Automotive outside North America                (30)       (1,284)        1,254
                                                                  -------       -------       -------

                Total Automotive sector                           $(1,559)       $2,995       $(4,554)
                                                                  =======        ======       =======

     In North America, losses were $1,529 million in the first nine months of 2001, down $5,808 million from the first nine months of 2000. The decrease reflected primarily lower unit sales volume, higher marketing costs, costs related to the Firestone tire replacement action, and higher costs for other customer satisfaction initiatives.

     In the first nine months of 2001, 13.0 million new cars and trucks were sold in the United States, down from a record 13.9 million units a year ago. Our share this year was 22.7%, down 1.3 percentage points reflecting primarily increased competition from Japanese and Korean manufacturers.

     In Europe, first nine months earnings were $205 million, compared with losses of $1,163 million in the first nine months of 2000. The improvement reflected primarily stronger vehicle unit sales and the non-recurrence of charges last year for asset impairment and restructuring costs.

     In the first nine months of 2001, 13.7 million new cars and trucks were sold in our 19 primary European markets, down 300,000 units from a year ago. Our share this year was 10.9%, up 0.9 percentage points, reflecting increased sales of new Transit and Mondeo models.

     In South America, losses were $179 million in the first nine months of 2001, compared with a loss of $209 million a year ago. In Brazil, 1,220,000 new cars and trucks were sold, compared with 1,046,000 a year ago. Our share this year was 7.8%, down 1.5 percentage points.

     In Rest of World, losses were $56 million in the first nine months of 2001, compared with earnings of $88 million in the first nine months of 2000. The decline reflected primarily restructuring costs and poorer operating results at Mazda.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

Financial Services Sector
-------------------------

     In the first nine months of 2001, earnings for our Financial Services sector declined $164 million from last year, more than explained by lower profits at Hertz, reflecting effects of the slowdown in the U.S. economy. Details of Financial Services sector earnings in the first nine months of 2001 and 2000 are shown below (in millions).

                                                              First Nine Months Net Income/(Loss)
                                                            ----------------------------------------
                                                                                           2001
                                                                                           O/(U)
                                                               2001          2000          2000
                                                            ------------  ------------  ------------
    Ford Credit                                              $1,136        $1,126         $  10
    Hertz                                                        81           303          (222)
    Minority interests and Other                                (43)          (91)           48
                                                              -----        ------          ----

       Total Financial Services sector                       $1,174        $1,338         $(164)
                                                             ======        ======         =====

    Memo:  Ford's share of earnings in Hertz                   $ 85          $246         $(161)


LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

     At September 30, 2001, our Automotive sector had $13.0 billion of cash and marketable securities, down $3.5 billion from December 31, 2000. The decline was more than explained by cash outlays for the final payment for Volvo Car ($1.6 billion), share repurchase program ($1.1 billion), dividends to shareholders ($1.7 billion), and our acquisition of the minority interest in Hertz ($735 million), offset partially by positive operating cash flow. Automotive gross cash was $15.2 billion at September 30, 2001, including $2.2 billion of prefunding of certain employee health benefit obligations through a Voluntary Employee Beneficiary Association trust.

     At September 30, 2001, our Automotive sector had total debt of $12.1 billion, about equal to December 31, 2000.

Financial Services Sector
-------------------------

     At September 30, 2001, our Financial Services sector had cash and cash equivalents of $4.5 billion, up $3.0 billion from December 31, 2000. The increase in cash and cash equivalents is due to sales of receivables that occurred near the end of September 2001 in excess of commercial paper maturities. Finance receivables and net investments in operating leases were $161.8 billion at September 30, 2001, down from $171.8 billion at December 31, 2000.

     Total debt was $154.3 billion at September 30, 2001, up $0.8 billion from December 31, 2000. This includes outstanding commercial paper at September 30, 2001 of $21.6 billion at Ford Credit, and $1.1 billion at Hertz, with an average remaining maturity of 45 days and 16 days, respectively.

     As a result of the credit rating downgrades discussed below, Ford Credit's commercial paper generally is no longer eligible for purchase by money market mutual funds subject to the Investment Company Act of 1940. In partial response to this, and to ensure liquidity throughout the business cycle, Ford Credit has reduced its reliance on commercial paper funding by reducing outstanding commercial paper from $42 billion at the end of 2000 to $21.6 billion at September 30, 2001. During 2001, Ford Credit has relied more heavily on other sources of funding, including long-term unsecured debt (such as the $7.9 billion of debt securities issued on October 25, 2001, described below) and public and private sales of receivables.

     In addition, Ford Credit and its subsidiaries have available $15 billion under contractually committed global credit agreements with various banks, the majority of which is available through June 30, 2006. Substantially all of these bank facilities were unused at October 31, 2001. Also, banks provide $10 billion of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------


liquidity facilities to support the asset-backed commercial paper program of a Ford Credit-sponsored special purpose entity. Furthermore, Ford Credit has entered into agreements with several bank-sponsored, commercial paper issuers ("conduits") under which such conduits are contractually committed to purchase receivables from Ford Credit, at Ford Credit's option. These agreements generally are revolving 364-day commitments. As of October 31, 2001, available capacity under these agreements was $8.1 billion, of which $1.5 billion expires in December 2001 and the balance expires between June and October of 2002.

                           --------------------------

     On October 10, 2001, our Board of Directors declared a dividend of 15 cents a share on our common and Class B stock for the fourth quarter of 2001, which represents a 50% decrease from the 30 cents per share paid in the last several quarters. This will reduce cash outlays by about $1 billion on an annual basis.

     On October 18, 2001, Moody's Investors Service ("Moody's") affirmed Ford Credit's long- and short-term debt ratings at A2 and Prime-1, respectively, and lowered Ford's long-term debt rating from A2 to A3. Moody's stated that the outlook for the ratings is negative. On October 15, 2001, Standard & Poors lowered Ford's and Ford Credit's long-term debt rating from A to BBB+, stable outlook, and lowered short-term debt ratings from A-1 to A-2. On September 26, 2001, Fitch, Inc. announced that it had downgraded the long-term credit ratings of Ford, Ford Credit and certain of their affiliates from A+ to A- and lowered short-term debt ratings from F1 to F2.

     On October 25, 2001, Ford and Ford Credit issued approximately $9.4 billion of debt securities. Of this amount, $1.5 billion of debt securities due July 16, 2031 was issued by Ford, and the balance, with maturities ranging from two to ten years, was issued by Ford Credit. The proceeds from these issuances will be used by Ford for general corporate purposes and by Ford Credit to purchase receivables, make loans, and retire existing debt. Neither Ford nor Ford Credit guarantees the debt securities of the other.


OUTLOOK

     We expect business conditions in the fourth quarter of 2001 to continue to be volatile and uncertain. Our planned vehicle production in North America is 965,000 units, up from 813,000 units in the third quarter of 2001, but down 8% from a year ago. Excluding charges for restructuring actions described below, we expect fourth quarter 2001 results to improve from the third quarter, but it will be difficult to earn a profit.

     In addition to the previously announced separation program for an estimated 4,000 to 5,000 salaried employees, the costs for which will be incurred in the fourth quarter, further restructuring actions are being considered.


NEW ACCOUNTING STANDARD

     On January 1, 2002, we will adopt SFAS No. 142, "Goodwill and Other Intangible Assets". Goodwill and certain intangible assets will no longer be amortized, but will be subject to an annual impairment test. As of September 30, 2001, net goodwill and intangible assets, having various amortization periods, was $8.6 billion. We are currently assessing the impact of this standard on our financial statements.


OTHER FINANCIAL INFORMATION

     PricewaterhouseCoopers LLP, our independent accountants, performed a limited review of the financial data presented on pages 2 through 7 inclusive. The review was performed in accordance with standards for such reviews established by the American Institute of Certified Public Accountants. The review did not constitute an audit; accordingly, PricewaterhouseCoopers LLP did not express an opinion on the aforementioned data.

                           Part II. Other Information


Item 1.  Legal Proceedings
--------------------------

     Firestone Matters. (Previously discussed beginning on page 20 of Ford's Annual Report on Form 10-K for the year ended December 31, 2000 (the "10-K Report"), on page 15 of Ford's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "First Quarter 10-Q Report") and on page 17 of Ford's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the "Second Quarter 10-Q Report").) As previously reported, NHTSA has been investigating the circumstances leading up to Firestone's tire recall and our tire replacement program, as well as the root cause of the tire failures and related accidents. On October 4, 2001, NHTSA issued its determination that 3.5 million of the older tires subject to our replacement program are defective, and said that Firestone had agreed to recall those tires. About 2.5 million of the defective tires are estimated to have been in service as of May 2001 (when Ford's replacement program was announced), and consist of 15 and 16-inch Wilderness AT tires manufactured prior to May 1998 and supplied to Ford as original equipment or sold as replacement equipment.

     In its October 4th announcement, NHTSA said that the plant-by-plant failure trends for the defective tires are similar to those of the ATX tires recalled by Firestone in August 2000. The agency also said that the failure rate for these tires is significantly higher than that of competitors' tires used on SUVs, especially Goodyear tires used as original equipment on the Ford Explorer. As to Wilderness AT tires built after May 1998, NHTSA said that those tires are relatively new and, therefore, it is unable to determine at this time whether their field performance ultimately would be significantly better than the older tires. NHTSA therefore said that it would continue to monitor the newer tires. However, NHTSA has encouraged owners of those newer Wilderness AT tires to take advantage of Ford's replacement program.

     As a result of Firestone's August 2000 recall and Ford's May 2001 replacement program, we continue to deal with major litigation and other matters involving Firestone ATX and Wilderness AT tires on Ford vehicles. We are continuing our efforts to resolve the personal injury lawsuits and have settled more than one third of the total of such cases that have been filed to date. As previously reported, most of the class action lawsuits relating to our use of Firestone tires are consolidated in federal court in Indianapolis. That court has ruled that, under federal law, NHTSA has the exclusive authority to order and supervise automotive recalls. Accordingly, the court dismissed those portions of the class action complaints that sought recall of additional tires or court supervision of the recall and the tire replacement program. The court also dismissed some of the claims for damages. The court declined to dismiss the plaintiffs' warranty claims for the alleged diminution in value of the Explorer. A hearing on plaintiffs' motion to certify a class is scheduled for November 16, 2001. The estimated costs of these personal injury and class action lawsuits have been accrued and are reflected in our financial statements.



Environmental Matters
---------------------

     MFA Grand Jury Matter. (Previously discussed on page 22 of the 10-K Report and on page 18 of the Second Quarter 10-Q Report.) By letter dated October 16, 2001, the U.S. Department of Justice informed us that the government does not intend to pursue a criminal case against the Company. The U.S. Department of Justice has also assured us that the government does not intend to prosecute any individuals in connection with this matter.

     Waste Disposal. (Previously discussed on page 22 of the 10-K Report.) The U.S. Attorney's Office informed us on October 11, 2001, that it has terminated its investigation of the shipment of waste materials from Ford Venezuela for disposal in Texas and that it does not intend to prosecute any individual or business entity in connection with this matter. Discussions with U.S. EPA on the related civil enforcement matter are continuing.

Item 1.  Legal Proceedings
--------------------------
(Continued)


Class Actions
-------------

     Paint Class Actions. (Previously discussed on page 23 of the 10-K Report.) The Illinois trial court denied our motion to dismiss and the parties are engaged in discovery. The Texas trial court granted Plaintiffs' latest motion for class certification and certified two classes consisting of original owners of class vehicles who experienced peeling paint and all original owners who paid Ford or a Ford dealer to repaint their vehicles. We are preparing an appeal to the Texas Court of Appeals.

     TFI Module Class Action. (Previously discussed beginning on page 23 of the 10-K Report, on page 15 of the First Quarter 10-Q Report and on page 18 of the Second Quarter 10-Q Report.) In July 2001, the parties reached an agreement in principle to settle the lead case in California and the similar cases in
Maryland, Alabama, Tennessee, Washington and one in Illinois. The settlement agreement provides that Ford will extend the warranties applicable to distributor-mounted TFI modules, reimburse class members who previously paid to replace Motorcraft(R) distributor-mounted TFI modules prior to 100,000 miles of vehicle use, make donations to colleges and universities for research in the field of automotive safety, and pay plaintiffs' counsel reasonable fees and expenses. On October 25, 2001, the California trial court gave preliminary approval to the settlement substantially as was agreed in July. We expect to receive final approval of the settlement in the first half of 2002.

     Ford/Citibank Visa Class Actions. (Previously discussed on page 24 of the 10-K Report.) The U.S. Court of Appeals for the Ninth Circuit affirmed the dismissal of the coordinated proceedings. We have moved for rehearing en banc.

     Ford Credit Debt Collection Class Actions. (Previously discussed on page 26 of the 10-K Report, on page 15 of the First Quarter 10-Q Report and on page 18 of the Second Quarter 10-Q Report.) On October 19, 2001, the United States Court of Appeals for the Eighth Circuit heard oral arguments in the Dubois case. We anticipate the court will issue its decision during the first quarter 2002. In Davidson, plaintiff's counsel agreed to the entry of a Stipulation and Order of Dismissal with the understanding that counsel has sixty days from the date of the order to substitute a new class representative.

     Late Charges Class Actions. (Previously discussed on page 26 of the 10-K Report and on page 18 of the Second Quarter 10-Q Report.) In the Cumberland case, the California Supreme Court declined to review the trial court's class certification order, and trial is scheduled to commence in January 2002. Recently, a second purported class action, Simpkins v. Ford Credit, was filed in Maryland state court with the same allegations.

     Performance Management Process Class Action. (Previously discussed on page 26 of the 10-K Report, on page 16 of the First Quarter 10-Q Report and on page 18 of the Second Quarter 10-Q Report.) On July 31, 2001, the court denied Ford's motion to dismiss the "disparate impact" claims of the putative class, and we are seeking to appeal that ruling.

     Reverse Discrimination Class Action. (Previously discussed on page 26 of the 10-K Report, on page 16 of the First Quarter 10-Q Report and on page 18 of the Second Quarter 10-Q Report.) On July 31, 2001, the court denied Ford's motion to dismiss the "disparate impact" claims of the putative class, and we are seeking to appeal that ruling.

     F-150 Radiators Class Actions. (Previously discussed on page 16 of the First Quarter 10-Q Report.) The complaint in New York has been dismissed, but we expect Plaintiffs to file an amended complaint.



                                                                                                         Supplemental Schedule

                        Ford Capital BV and Subsidiaries

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                For the Periods Ended September 30, 2001 and 2000
                                  (in millions)

                                                                             Third Quarter                     Nine Months
                                                                       ---------------------------      ---------------------------
                                                                          2001            2000             2001            2000
                                                                       -----------     -----------      -----------     -----------
                                                                              (unaudited)                      (unaudited)
AUTOMOTIVE
----------
Sales                                                                  $   394         $   425          $ 1,471         $ 1,435

Costs and expenses (Note 2)
Cost of sales (Note 3)                                                     363             393            1,380           1,339
Selling, administrative and other expenses                                  22              29               76              82
                                                                       -------         -------          -------         -------
  Total costs and expenses                                                 385             422            1,456           1,421

Operating income                                                             9               3               15              14

Interest income                                                             32              64              119             204
Interest expense                                                            24              54               96             170
                                                                       -------         -------          -------         -------
  Net interest income                                                        8              10               23              34

Income before income taxes                                                  17              13               38              48

Provision for income taxes                                                   6               6               14              21
                                                                       -------         -------          -------         -------
Net income                                                             $    11         $     7          $    24         $    27
                                                                       =======         =======          =======         =======


The accompanying notes are part of the financial statements.


                        Ford Capital BV and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                  (in millions)

                                                                                                September,30     December 31,
                                                                                                    2001             2000
                                                                                               ---------------  ----------------
                                                                                                (unaudited)
ASSETS
Cash and cash equivalents                                                                          $   27           $   18
Receivables                                                                                            38               55
Notes receivable, affiliate                                                                           468              411
Inventories                                                                                            55               41
Deferred income taxes                                                                                  20               24
Other current assets                                                                                   26               28
                                                                                                   ------           ------
   Total current assets                                                                               634              577

Notes receivable, affiliate                                                                           835            1,391
Net property                                                                                           14               14
Other assets                                                                                          119              104
                                                                                                   ------           ------

   Total assets                                                                                    $1,602           $2,086
                                                                                                   ======           ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Trade payables                                                                                     $   68           $   63
Payables, affiliate and other                                                                          34               71
Accrued liabilities                                                                                   240              156
Income taxes payable                                                                                   33               31
Debt payable within one year                                                                          451              567
                                                                                                   ------           ------
   Total current liabilities                                                                          826              888

Long-term debt                                                                                        500              900
Deferred tax liability                                                                                  -               16
Other liabilities                                                                                      10               10
                                                                                                   ------           ------
   Total liabilities                                                                                1,336            1,814

Minority interests                                                                                      1                1

Stockholders' equity
Capital stock, 255,140 shares issued with a par value of $593 and
 623,392 shares issued with a par value of $133 each.                                                 236              236
Capital in excess of par value of stock                                                                72               72
Accumulated other comprehensive income (Notes 2 and 3)                                                (44)             (15)
Accumulated deficit                                                                                     1              (22)
                                                                                                   ------           ------
   Total stockholders' equity                                                                         265              271
                                                                                                   ------           ------

   Total liabilities and stockholders' equity                                                      $1,602           $2,086
                                                                                                   ======           ======
- - - - -

The accompanying notes are part of the financial statements.



                        Ford Capital BV and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

                For the Periods Ended September 30, 2001 and 2000
                                  (in millions)

                                                                                             Nine Months
                                                                                   --------------------------------
                                                                                        2001             2000
                                                                                   ---------------  ---------------
                                                                                             (unaudited)
Cash and cash equivalents at January 1                                                $  18             $  49

Cash flows from operating activities                                                     30                45

Cash flows from investing activities
 Changes in notes receivable                                                            501               293
 Other                                                                                   (3)               (2)
                                                                                      -----             -----
   Net cash provided by investing activities                                            498               291

Cash flows from financing activities
 Changes in short term debt                                                              34                12
 Principal payments on other debt                                                      (550)             (373)
                                                                                      -----             -----
   Net cash used in financing activities                                               (516)             (361)

Effect of exchange rate changes on cash                                                  (3)               (3)

   Net increase/(decrease) in cash and cash equivalents                                   9               (28)
                                                                                      -----             -----

Cash and cash equivalents at September 30                                             $  27             $  21
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

     SFAS No. 133 has resulted in no adjustments to income. The impact to stockholders' equity for the third quarter and nine months ended 2001 (including transition adjustment), was a $10 million and $26 million reduction, respectively. SFAS No. 133 adjustments are recorded in accumulated other comprehensive income, a separate component of stockholders equity.

3. Comprehensive Income - Other comprehensive income primarily reflects foreign currency translation adjustments and adjustments related to SFAS 133 (Note 2). Total comprehensive income is summarized as follows (in millions):

                                                                        Nine Months
                                                             -----------------------------------
                                                                   2001              2000
                                                             -----------------  ----------------
Net income                                                        $ 24               $ 27
Other comprehensive income                                         (29)                29
                                                                 -----               ----
  Total comprehensive income                                      $ (5)              $ 56
                                                                  ====               ====


4.   Contingent   Liabilities  -  The  company's  subsidiary  in  Norway  is  in negotiation with the local authorities in respect of a potential claim of $20 million plus interest and penalties for additional duties on vehicles imported during 1994/1995. The company believes that it has reasonable grounds to avoid liability. It is possible that the outcome could be unfavourable, however a reliable estimate of the potential loss cannot be made at this time.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)   Exhibits
           --------

           Please refer to the Exhibit Index on Page 21.

     (b)   Reports on Form 8-K
           -------------------

           The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 2001:

           Current Report on Form 8-K dated July 3, 2001 included information relating to Ford's North American Production and Overseas Sales schedule.

           Current Report on Form 8-K dated July 18, 2001 included information relating to Ford's second quarter 2001 financial results.

           Current Report on Form 8-K dated August 1, 2001 included information relating to Ford's North American Production and Overseas Sales schedule.

           Current Report on Form 8-K dated August 17, 2001 included information relating to Ford's voluntary separation program and lower earnings forecast.

           Current Report on Form 8-K dated September 4, 2001 included information relating to Ford's North American Production and Overseas Sales schedule.

           Current Report on Form 8-K dated September 14, 2001 included information relating to Ford's North American Production for the third quarter 2001.





                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          FORD MOTOR COMPANY
                                     ----------------------------

                                            (Registrant)








Date:      November 14, 2001               By: /s/Don R. Leclair
           -----------------                ---------------------------------
                                                  Don R. Leclair
                                                  Vice President & Controller
                                                  (principal accounting officer)


                                  EXHIBIT INDEX
                                  -------------



  Designation                           Description
  --------------------    ----------------------------------------------------------------------------

  Exhibit 3-B                  By-Laws as amended through October 30, 2001

  Exhibit 10-W                 Description of Agreement dated July 2001 with Wolfgang Reitzle

  Exhibit 10-X                 Description of Agreement dated September 2001 with Jacques Nasser

  Exhibit 12                   Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to
                               Combined Fixed Charges and Preferred Stock Dividends.

  Exhibit 15                   Letter of PricewaterhouseCoopers LLP, Independent  Accountants, dated
                               November 14, 2001, relating to Financial Information.
