Form 10-K
period 2001-12-31
FORD MOTOR CO
filed 2002-03-28
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  X      Annual report pursuant to Section 13 or 15(d) of the Securities
------   Exchange Act of 1934 (No Fee Required)

            For the fiscal year ended December 31, 2001

         or

------ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

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

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
         Title of each class                        which registered (a)
--------------------------------------              -------------------------

Common Stock, par value $.01 per share              New York Stock Exchange
                                                    Pacific Coast Stock Exchange

Depositary Shares, each representing                New York Stock Exchange
1/2,000 of a share of Series B Cumulative
Preferred Stock, as described below
---------------
(a) In addition, shares of Common Stock of Ford are listed on certain stock exchanges in Europe.

                            [Cover page 1 of 2 pages]

Securities registered pursuant to Section 12(g) of the Act:

Series B Cumulative Preferred Stock, par value $1.00 per share, with an annual dividend rate of $4,125 per share and a liquidation preference of $50,000 per share.

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 26, 2002, Ford had outstanding 1,735,756,535 shares of Common Stock and 70,852,076 shares of Class B Stock. Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($15.55 a share), the aggregate market value of such Common Stock was $26,991,014,119. Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock. The shares of Common Stock and Class B Stock outstanding at February 26, 2001 included shares owned by persons who may be deemed to be "affiliates" of Ford. We do not believe, however, that any such person should be considered to be an affiliate. For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford's Annual Meeting of Stockholders to be held on May 9, 2002 (our "Proxy Statement"), which is incorporated by reference under various Items of this Report.

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


Business Sectors       Operating Segments           Description
----------------       ------------------           -----------
Automotive:
                       Automotive                   design, manufacture, sale, and service
                                                    of cars and trucks

Financial Services:
                       Ford Motor Credit Company    vehicle-related financing, leasing, and
                                                    insurance

                       The Hertz Corporation        renting and leasing of cars and trucks and
                                                    renting industrial and construction
                                                    equipment, and other activities

     We provide financial information (such as, revenues, income, and assets) for each of these business sectors and operating segments in three areas of this
Report:  (1) Item 6. "Selected  Financial Data" on pages 36 through 38; (2) Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 39 through 57; and (3) Note 18 of the Notes to our Consolidated Financial Statements located at the end of this Report (page FS-21). Financial information relating to certain geographic areas is also included in the above-mentioned areas of this Report.


Revitalization Plan
-------------------

     Following an extensive review of our North and South American operations, on January 11, 2002, we announced a revitalization plan (the "Revitalization Plan") that includes the following elements:

     o New products: A product-led revitalization program that will result in the introduction of 20 new or freshened products in the United States annually between now and mid-decade.

     o Plant capacity: Reduction of North American plant manufacturing operating capacity by about one million vehicles by mid-decade to realign capacity with market conditions.

     o Hourly workforce: About 12,000 hourly employees in North America are affected by actions completed in December 2001 or to be taken throughout 2002 and beyond. An additional 3,000 hourly employees were affected in 2001. Plans are being made to reassign as many plant employees as possible.

     o Salaried workforce: Our 2001 voluntary separation program for salaried employees and other related actions resulted in a 3,500-person workforce reduction in North America. This program will be extended to achieve an additional 1,500-person salaried workforce reduction to reach the goal of 5,000. If necessary to meet this goal, an involuntary separation program will be used.

     o Global workforce: More than 35,000 employees will be affected by combined actions around the world by mid-decade. These include: 21,500 in North America - 15,000 hourly, 5,000 salaried and 1,500 agency employees - and 13,500 in the rest of the world.

     o Material costs: A material cost-reduction program has been initiated with North American suppliers which shares design savings, with Ford receiving 65 percent of implemented cost reductions and suppliers receiving 35 percent in the first year. Designs will be developed that will help improve our products and overall quality. This program, along with other material cost reduction efforts, is expected to
          improve   ongoing  annual  profits  before  taxes  by  $3  billion  by mid-decade.

     o Discontinued low-margin models: The Mercury Cougar, Mercury Villager, Lincoln Continental and Ford Escort will be discontinued this year.

     o Beyond North America: Revitalization plans beyond North American automotive operations include the continued implementation of the European transformation strategy, the Premier Automotive Group strategy, the turnaround in South America and a revised direction for Ford Motor Credit Company.

     o Divestitures: We are pursuing the sale of non-core assets and businesses. Our plan includes $1 billion of cash realization from these actions in 2002.


     Manufacturing plans over the next several years include: 1) closing five plants: Edison Assembly, Ontario Truck Plant, St. Louis Assembly, Cleveland Aluminum Casting and Vulcan Forge; 2) no new products have been identified for two plants: Ohio Assembly and Cuautitlan Assembly; 3) pursuing the sale of Woodhaven Forging Plant; 4) major downsizing and shift reductions at eleven plants; and 5) line speed reductions and changes to operating patterns at nine plants.


                                Automotive Sector

     We sell cars and trucks throughout the world. In 2001, we sold approximately 7 million vehicles throughout the world. Our automotive vehicle brands include Ford, Mercury, Lincoln, Volvo, Jaguar, Land Rover, Aston Martin and TH!NK. Substantially all of our cars, trucks and parts are marketed through retail dealers in North America, and through distributors and dealers outside of North America. At December 31, 2001, the approximate number of dealers and distributors worldwide distributing our vehicle brands was as follows: Ford, over 13,000; Mercury, 2,229; Lincoln, 1,610; Volvo, 2,500; Jaguar, 694; Land Rover, 2,300; Aston Martin, 81; TH!NK, 69. Because many dealerships distribute more than one of our brands from the same sales location, a single dealership may be counted under more than one brand in the previous sentence.

     The worldwide automotive industry, Ford included, is affected significantly by a number of factors over which we have little control, including general economic conditions. In the United States, the automotive industry is a highly-competitive, cyclical business that has a wide variety of product offerings. The number of cars and trucks sold to retail buyers (commonly referred to as "industry demand") can vary substantially from year to year. In any year, industry demand depends largely on general economic conditions, the cost of purchasing and operating cars and trucks, and the availability and cost of credit and fuel. Industry demand also reflects the fact that cars and trucks are durable items that people generally can wait to replace.

     The worldwide automotive industry consists of many producers, with no single dominant producer. Certain manufacturers, however, account for the major percentage of total sales within particular countries, especially their countries of origin. Most of the factors that affect the United States automotive industry and its sales volumes and profitability are equally relevant outside the United States.

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

     Our unit sales vary with the level of total industry demand and our share of that industry demand. Our share is influenced by how our products compare with those offered by other manufacturers based on many factors, including price, quality, styling, reliability, safety, and functionality. Our share also is affected by our timing of new model introductions and manufacturing capacity limitations. Our ability to satisfy changing consumer preferences with respect to type or size of vehicle and its design and performance characteristics can impact our sales and earnings significantly.

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

Further, because Ford and other manufacturers have a high proportion of costs that are fixed (including relatively fixed labor costs), relatively small changes in unit sales volumes can dramatically affect overall profitability. Therefore, should industry demand soften because of slowing or negative economic growth in the major markets in which we operate, or should our share of total industry sales decline, our profitability will be adversely affected. In recent years, industry sales of vehicles in the United States have been at record levels (17.5, 17.8 and 17.4 million units in 2001, 2000 and 1999 respectively). In 2002, however, we expect industry sales volumes in the United States to be about 16.5 million units and we expect to incur significant losses in our Automotive segment in 2002.

     Following is a discussion of the automotive industry in the principal markets where we compete, as well as a discussion of our Ford Customer Service
Division:

United States
-------------

     Sales  Data.  The  following  table shows U.S.  industry  sales of cars and
     -----------
trucks for the years indicated:

                                                                   U. S. Industry Sales
                                                                    (millions of units)
                                                                 Years Ended December 31,
                                             ------------------------------------------------------------------
                                               2001          2000          1999          1998          1997
                                             ---------     ---------     ----------    ---------     ----------
Cars...................................          8.4           8.8           8.7           8.2           8.3
Trucks.................................          9.1           9.0           8.7           7.8           7.2
                                                 ---           ---           ---           ---           ---
Total..................................         17.5          17.8          17.4          16.0          15.5
                                                ====          ====          ====          ====          ====

     We classify cars by small, middle, large and luxury segments and trucks by compact pickup, bus/van, full-size pickup, sport utility vehicles and medium/heavy segments. The large and luxury car segments and the bus/van, full-size pickup and sport utility vehicle segments include the industry's most profitable vehicle lines. The term "bus" as used in this discussion refers to vans designed to carry passengers. The following tables show the proportion of United States car and truck unit sales by segment for the industry (including Japanese and other foreign-based manufacturers) and Ford for the years indicated:

                                                               U. S. Industry Vehicle Sales by Segment
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    2001          2000          1999          1998          1997
                                                  ---------     ---------     ----------    ---------     ----------
CARS
Small.......................................         16.7%         16.7%         16.1%         16.9%         18.1%
Middle......................................         21.6          22.9          23.8          23.6          24.7
Large.......................................          2.7           2.9           3.2           3.7           4.3
Luxury......................................          7.2           7.2           6.8           6.8           6.3
                                                    -----         -----         -----         -----         -----
Total U.S. Industry Car Sales...............         48.2          49.7          49.9          51.0          53.4
                                                    -----         -----         -----         -----         -----

TRUCKS
Compact Pickup..............................          5.2%          5.9%          6.2%          6.7%          6.4%
Bus/Van.....................................          8.8          10.0          10.1          10.1          10.4
Full-Size Pickup............................         13.2          12.4          12.7          12.4          12.0
Sport Utility Vehicles......................         23.0          19.8          18.5          17.5          15.7
Medium/Heavy................................          1.6           2.2           2.6           2.3           2.1
                                                    -----         -----         -----         -----         -----
Total U.S. Industry Truck Sales.............         51.8          50.3          50.1          49.0          46.6
                                                    -----         -----         -----         -----         -----

Total U.S. Industry Vehicle Sales...........        100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====


                                                                Ford Vehicle Sales by Segment in U.S.
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    2001          2000          1999          1998          1997
                                                  ---------     ---------     ----------    ---------     ----------
CARS
Small.......................................         13.9%         14.5%         13.5%         13.1%         12.7%
Middle......................................         11.4          13.0          15.5          16.7          19.6
Large.......................................          5.2           5.1           5.7           5.7           5.6
Luxury......................................          7.0           7.5           6.2           4.2           4.1
                                                    -----         -----         -----         -----         -----
Total Ford U.S. Car Sales...................         37.7          40.1          40.9          39.7          42.0
                                                    -----         -----         -----         -----         -----

TRUCKS
Compact Pickup..............................          6.9%          7.9%          8.4%          8.4%          7.7%
Bus/Van.....................................          9.1          10.5          11.0          11.1          12.6
Full-Size Pickup............................         22.9          20.9          20.9          21.3          19.3
Sport Utility Vehicles......................         23.2          20.4          18.5          19.1          17.3
Medium/Heavy*...............................          0.2           0.2           0.3           0.4           1.1
                                                    -----         -----         -----         -----         -----
Total Ford U.S. Truck Sales.................         62.3          59.9          59.1          60.3          58.0
                                                    -----         -----         -----         -----         -----

Total Ford U.S. Vehicle Sales...............        100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====
-------------------------
*In 1997 Ford sold its heavy truck businesses in North America and Australia/New
Zealand to Freightliner  Corporation.  Ford ceased production of heavy trucks in
North  America  in  December  1997.  The  transfer  of the  North  American  and
Australian heavy truck businesses was completed in 1998.

     As shown in the tables  above,  since 1997 there has been a shift from cars to trucks for both industry sales and Ford sales. Ford's sales of the middle car segment  as a  percentage  of its  total  sales has  deteriorated  more than the
general   decline  of  the  industry  sales  in  that  segment  because  of  the
discontinuance   of  certain  product  offerings  in  the  segment  (e.g.,  Ford
Thunderbird  and Contour and Mercury  Mystique) and, more recently,  lower fleet sales of the Ford Taurus model.

     Market  Share Data.  The  following  tables  show  changes in car and truck
     ------------------
United States market shares of the six leading vehicle manufacturers for the years indicated:

                                                                       U.S. Car Market Shares*
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    2001          2000          1999          1998          1997
                                                  ---------     ---------     ----------    ---------     ----------
   Ford**...................................         17.7%         19.1%         19.9%         20.4%         20.8%
   General Motors...........................         27.0          28.6          29.3          29.8          32.2
   DaimlerChrysler***.......................          8.5           9.1          10.3          10.7          10.2
   Toyota...................................         11.3          11.0          10.2          10.6           9.9
   Honda....................................         10.7          10.0           9.8          10.6          10.0
   Nissan...................................          4.9           4.8           4.6           5.0           5.7
   All Other****............................         19.9          17.4          15.9          12.9          11.2
                                                    -----         -----         -----         -----         -----
      Total U.S. Car Retail Deliveries......        100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====

                                                                      U.S. Truck Market Shares*
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    2001          2000          1999          1998          1997
                                                  ---------     ---------     ----------    ---------     ----------
   Ford**...................................         27.4%         28.3%         28.6%         30.5%         31.4%
   General Motors...........................         28.9          27.0          27.8          27.5          28.8
   DaimlerChrysler***.......................         19.5          21.5          22.2          23.2          21.9
   Toyota...................................          8.7           7.2           6.7           6.3           5.7
   Honda....................................          3.4           3.1           2.6           1.9           1.5
   Nissan...................................          3.2           3.7           3.2           2.7           3.6
   All Other*****...........................          8.9           9.2           8.9           7.9           7.1
                                                    -----         -----         -----         -----         -----
      Total U.S. Truck Retail Deliveries....        100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====

                                                             U.S. Combined Car and Truck Market Shares*
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    2001          2000          1999          1998          1997
                                                  ---------     ---------     ----------    ---------     ----------
   Ford**...................................         22.8%         23.7%         24.3%         25.3%         25.8%
   General Motors...........................         28.0          27.8          28.5          28.7          30.6
   DaimlerChrysler***.......................         14.2          15.3          16.3          16.8          15.6
   Toyota...................................         10.0           9.1           8.5           8.5           7.9
   Honda....................................          6.9           6.6           6.2           6.3           6.0
   Nissan...................................          4.1           4.3           3.9           3.9           4.7
   All Other****............................         14.0          13.2          12.3          10.5           9.4
                                                    -----         -----         -----         -----         -----
      Total U.S. Car and Truck Retail Deliveries    100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====
--------------------------
*    All U.S. retail sales data are based on publicly available information from the media and trade publications.  ** Ford purchased Volvo Car on March 31,
     1999 and Land Rover on June 30, 2000.  The figures shown here include Volvo
     Car and Land  Rover on a pro  forma  basis for the  periods  prior to their acquisition  by Ford.  During the period from 1997 through 1998,  Volvo Car represented no more than 1.2 percentage points of total market share during any one year.  During the period 1997 through 1999, Land Rover  represented no more than 0.4  percentage  points of total  market  share during any one year.
***  Chrysler  and  Daimler-Benz  merged in late 1998.  The  figures  shown here combine  Chrysler and  Daimler-Benz  (excluding  Freightliner  and Sterling
     Heavy Trucks) on a pro forma basis for the periods prior to their merger.
**** "All  Other"  includes  primarily   companies  based  in  various  European
     countries, Korea and other Japanese manufacturers. The increase in combined market share shown for "All Others" reflects primarily  increases in market share for European  manufactures  (e.g., BMW) and the Korean  manufacturers
     (e.g., Hyundai and Kia).
*****"All  Other" in the U.S.  Truck  Market  Shares  table  includes  primarily companies  based in various  European  countries,  Korea and other Japanese manufacturers.  The  decrease  in combined  market  share from 2000 to 2001 shown for "All Others" in this table reflects primarily decreases in market share for heavy truck manufacturers.

     The decline in overall market share for Ford in 2001 and in Ford's truck market share since 1997 is primarily the result of increased competition and, in particular, an increased number of new competitive product offerings mainly from foreign manufacturers.

     Marketing  Incentives and Fleet Sales.  Automotive  manufacturers that sell
     -------------------------------------
vehicles in the United States typically give purchasers price discounts or other marketing incentives. These incentives are the result of competition from new product offerings by manufacturers and the desire to maintain production levels and market shares. Manufacturers provide these incentives to both retail and fleet customers (fleet customers include daily rental companies, commercial fleet customers, leasing companies and governments). Marketing incentives generally are higher during periods of economic downturns, when excess capacity in the industry tends to increase. We estimate that there exists presently about five to six million units of excess capacity in North America.

     Our marketing costs for the Ford, Lincoln and Mercury brands in the United States as a percent of gross sales revenue for those brands were as follows for the three years indicated: 14.7% (2001), 11.1% (2000), and 10.6% (1999). In the
fourth quarter of 2001, our United States marketing costs as a percent of gross sales revenue for those brands was 16.7%. These "marketing costs" include primarily (i) marketing incentives on vehicles, such as retail rebates and costs for special financing and lease programs, (ii) reserves for costs and/or losses associated with our required repurchase of certain vehicles sold to daily rental companies, and (iii) costs for advertising and sales promotions for vehicles. The increase in marketing costs over the last several years is a result of intense competition in the United States market.

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

                                                                                Ford Fleet Sales
                                                        ------------------------------------------------------------------
                                                                                Years Ended December 31,
                                                        ------------------------------------------------------------------
                                                          2001          2000          1999          1998          1997
                                                        ---------     ---------     ----------    ---------     ----------
Units sold.........................................      885,000       977,000       940,000       878,000       923,000
Percent of Ford's total U.S. car and truck sales...        22%           23%           23%           22%           24%

     Warranty  Coverage.  We presently  provide warranty coverage for defects in
     ------------------
factory-supplied materials and workmanship on all vehicles (other than medium trucks) in the United States. This warranty coverage for Ford/Mercury vehicles extends for 36 months or 36,000 miles (whichever occurs first) and covers components of the vehicle, including tires beginning January 1, 2001 for 2001 and later model years. Prior to January 1, 2001, tires were warranted only by the tire manufacturers. The United States warranty coverage for 2002 and later model years TH!NK Neighbor vehicles extends for 36 months with unlimited miles. The United States warranty coverage for luxury vehicles (Lincoln, Jaguar, Volvo, and Land Rover) extends for 48 months or 50,000 miles (whichever occurs first) but, except for Lincoln beginning January 1, 2001, does not include tires, which are warranted by the tire manufacturers. In general, different warranty coverage is provided on medium trucks and on vehicles sold outside the United States. Warranty coverage for safety restraint systems (safety belts, air bags and related components) extends for 60 months or 50,000 miles (whichever occurs first) and 60 months with unlimited miles for 2002 and later model years TH!NK Neighbor vehicles. Also, corrosion damage resulting in perforation (holes) in body sheet metal panels is covered on 1995 and newer models for 60 months (unlimited mileage). In addition, the Federal Clean Air Act requires warranty coverage for 8 years or 80,000 miles (whichever occurs first) for emissions equipment (catalytic converter and powertrain control module) on most light duty vehicles sold in the United States. As a result of these warranties and the concern for customer satisfaction, costs for warranty repairs, emissions equipment repairs, and customer satisfaction actions ("warranty costs") can be substantial. Estimated warranty costs for each vehicle sold by us are accrued at the time of sale. Such accruals, however, are subject to adjustment from time to time depending on actual experience.

Europe
------

     Market  Share  Information.  Outside  of the United  States,  Europe is our
     ---------------------------
largest market for the sale of cars and trucks. The automotive industry in Europe is intensely competitive. Over the past year, we estimate that 145 new or freshened vehicles, including derivatives of existing vehicles, were introduced in the European market by various manufacturers. For the past 10 years, the top six manufacturers have collectively held between 73% and 77% of the total car market, and have each achieved a car market share in about the 9% to 19% range. (Manufacturers' shares, however, vary considerably by country.) This competitive environment is expected to intensify further as Japanese manufacturers increase their production capacity, and all of the manufacturers of premium brands (e.g., BMW, Mercedes Benz and Audi) continue to broaden their product offerings. We estimate that in 2001 the European automotive industry had excess capacity of approximately six million units (based on a comparison of European domestic demand and capacity).

     In 2001, vehicle manufacturers sold approximately 17.8 million cars and trucks in Europe, about the same as 2000 levels. Our combined car and truck market share in Europe in 2001 was 10.7%, up 7/10 of one percentage point from 2000.

     Britain and Germany are our most important markets within Europe, although the Southern European countries are becoming increasingly significant. Any adverse change in the British or German market has a significant effect on our total European automotive profits. For 2001 compared with 2000, total industry sales were up 10% in Britain and down 2% in Germany.

     For purposes of the figures shown in this section, we have considered Europe to consist of the following 19 markets: Britain, Germany, France, Italy, Spain, Austria, Belgium, Ireland, Netherlands, Portugal, Switzerland, Finland, Sweden, Denmark, Norway, Czech Republic, Greece, Hungary, and Poland.

     Motor  Vehicle  Distribution  in Europe. On February 5, 2002,  the European
     ---------------------------------------
Commission proposed a new regulation that would change the way motor vehicles are sold and repaired throughout the European Community. While Ford could continue to maintain its "exclusive" distribution arrangements that allow it to provide dealers with exclusive sales territories, the new rules would eliminate the presently allowable restrictions on resale. This means that our dealers could sell vehicles to any reseller (e.g., supermarket chains, internet agencies and other resellers not authorized by us) who in turn could sell to end customers both within and outside of the dealer's exclusive sales territory. Alternatively, manufacturers could establish a "selective" distribution regime that would allow the manufacturer to determine the number but not the location of its dealers. Dealers also would be free to set up additional sales or delivery outlets within the European Union and provide active sales to all customers within the European Union, but not sell motor vehicles to resellers not authorized by the manufacturer. Under both systems, the new rules would make it easier for a dealer to display and sell multiple brands in one store without the need to maintain separate facilities.

     The Commission also has proposed sweeping changes to the repair industry. Dealers could no longer be required by the manufacturer to perform repair work. Instead, dealers could subcontract the work to independent repair shops that met reasonable criteria set by the manufacturer. These "official" repair facilities could perform warranty and recall work, in addition to other repair and maintenance work. While a manufacturer could continue to require the use of its parts in warranty and recall work, the repair facility could use parts made by others that were of comparable quality for all other repair work.

     It is difficult to quantify at this time the full impact of these changes on our European operations. The Commission, however, has stated that it expects the new rules to lead to increased competition and a narrowing of car prices from country to country. The new rules, coupled with the introduction of the new single currency, are likely to put downward pressure on prices for both vehicles and vehicle parts. Our existing dealer agreements will be modified by October 1, 2003 when the new rules are expected to apply.

Other Markets
-------------

     Mexico and Canada.  Mexico and Canada also are important markets for us. In
     -----------------
2001, industry sales of new cars and trucks in Mexico were approximately 948,000 units, up approximately 7% from 2000 levels. In Canada, industry sales of new cars and trucks in 2001 were approximately 1.59 million units, up 0.7% from 2000 levels. Our combined car and truck market share in these markets in 2001 was 17.3% (Mexico) and 16.6% (Canada).

     South  America.  Brazil and Argentina  are our  principal  markets in South
     --------------
America. The economic environment in those countries has been volatile in recent years, leading to large variations in industry sales. Results have also been influenced by the devaluation of the Brazilian Real and Argentina Peso, continued weak economic conditions and government actions to reduce inflation and public deficits. Industry sales in 2001 were 1.6 million units in Brazil, up about 10% from 2000, and approximately 201,000 units in Argentina, down 41% from 2000. Our combined car and truck market share in these markets in 2001 was 7.8% in Brazil (down 1.3% from last year) and 14.3% in Argentina (down 0.6% from a year ago).

     Ford has undertaken restructuring actions in recent years to improve our competitiveness in South America. In addition, we are building a new assembly plant in Brazil, which will manufacture a new family of vehicles for the South American markets. The new plant will start building the 5-door Fiesta in the spring of 2002 and begin producing an all-new sport utility vehicle next year.

     Asia Pacific. In the Asia Pacific region,  Australia,  Taiwan, Thailand and
     ------------
Japan are our principal markets. Industry volumes in 2001 in this region were as follows: approximately 773,000 units in Australia (down 1.9% from 2000), approximately 347,400 units in Taiwan (down 17.4% from 2000), approximately 297,000 units in Thailand (up 13.4% from 2000) and approximately 5.9 million units in Japan (down 1.0% from 2000). In 2001, our combined car and truck market share in Australia was 15.1%. In Taiwan, we had a combined car and truck market share in 2001 of 14.9%. In Thailand, our combined car and truck market share was 6.5% in 2001. Our combined car and truck market share in Japan has been less than 1% in recent years. We own a 33.4% interest in Mazda Motor Corporation and account for Mazda on an equity basis. Mazda's market share in Japan has been in the 5% range in recent years. Our principal competition in the Asia Pacific region has been the Japanese manufacturers. We anticipate that the continuing relaxation of import restrictions (including duty reductions) will intensify competition in the region.

     We opened a new assembly plant in India in 1999, launching an all-new small car (the Ikon) designed specifically for that market. In 2001, approximately 14,800 Ikons were produced for sale in India. In addition, India commenced sale of Ikon CKD (completely knocked down) kits to Mexico and South Africa, exporting 28,150 CKD kits to these two countries in 2001. We expect India to become one of our most important markets in Asia in the future.

     Africa.  In recent years, we have operated in the South African market as a
     ------
45% owner in the South African Motor Corporation (Pty.) Limited ("SAMCOR"). In 2000, we increased our ownership interest in SAMCOR to 100% by purchasing the remaining 55% we did not previously own. Subsequent to this purchase, SAMCOR's name was changed to Ford Motor Company of Southern Africa ("FMCSA").

     FMCSA assembles and distributes Ford, Mazda, Volvo and, beginning in 2001, Land Rover vehicles in South Africa. In addition, FMCSA distributes Jaguar vehicles. In 2001, industry volume in South Africa was approximately 367,000 units, up 7.6% from 2000 levels. FMCSA's combined car and truck market share in 2001 was 15.1% for the five brands it distributes.

Ford Customer Service Division
------------------------------

     Ford Customer Service Division is a business unit within Ford that supports customers of Ford, Lincoln and Mercury brand vehicles through a network of franchised dealers. This is the principal source of vehicle service and customer support for our vehicle owners within these brands, traditionally recognized by the Quality CareSM brand. Ford Customer Service Division's first, and most critical, role within the organization is to provide the service parts, tools, technology & support to facilitate the dealer network to achieve high levels of customer service satisfaction and owner loyalty. Beyond the traditional Ford, Lincoln and Mercury Dealerships, Ford Customer Service Division also works together with the other Ford trustmark brands to optimize our dealer service business and share best practices.

     Ford Customer Service Division was part of our former Automotive Consumer Services Group that also included the Diversified Consumer Services Organization. That organization contains businesses that provide services to vehicle owners for all automotive brands. As part of our RevitalizationPlan, discussed below under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," we plan to focus primarily on our dealer network for traditional vehicle service and customer support. In addition, we will decrease our involvement in selected businesses in our Diversified Consumer Services organization -- we have announced that we are evaluating the sale or partial disposition of Kwik-Fit, our European maintenance and light repair business, Collision Team of America, a U.S. chain of collision repair centers and GreenLeaf LLC, a chain of automotive recycling centers in the U.S. and Canada.

     Through Ford Customer Service Division's e-Business initiatives, we are working to manage our business in real time. By linking together our suppliers, dealers and customers, we are able to improve the speed, accuracy and efficiency of the service business throughout the value chain. One of the greatest competitive advantages we can provide to our dealers is the ability to easily obtain information such as:

                o        Technical information from suppliers
                o        Parts distribution status
                o        Service problem diagnosis
                o        Customer experience results

                            Financial Services Sector


Ford Motor Credit Company
-------------------------

     Ford Credit is the world's largest automotive finance company based on the dollar value of the portfolio of finance receivables it owns and manages. Ford Credit and its subsidiaries provide vehicle and dealer financing in 36 countries to more than 11 million customers and more than 12,500 automotive dealers. Ford Credit is a wholly-owned subsidiary of Ford.

     Ford Credit and its subsidiaries offer a wide variety of automotive financial services to and through automotive dealers throughout the world. Under the Ford Credit brand name, financial services are provided to and through dealers of Ford, Lincoln and Mercury brand vehicles and, through its PRIMUS division, financial services are provided to and through dealers of Jaguar, Land Rover, Aston Martin and Mazda brand vehicles and non-Ford dealers. The Volvo Finance subsidiary provides financing to Volvo dealers. Financial services are also provided to vehicle leasing companies and fleet purchasers.

     Ford Credit's primary financial services fall into three categories:

     o Retail financing - - purchasing retail installment sale contracts and retail leases from dealers.

     o Wholesale financing - - making loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing.

     o Other financing - - making loans to dealers for working capital, improvements to dealership facilities, and acquisition of real estate.

     Ford Credit also services its finance receivables, makes loans to Ford affiliates, finances receivables of Ford and our subsidiaries and provides insurance services related to its financing programs. Revenues are earned primarily from retail financing contracts and leases and interest supplements and other support payments from Ford on special-rate retail financing programs.

     Ford Credit conducts insurance operations through The American Road Insurance Company and its subsidiaries in the United States and Canada. American Road's business primarily consists of: insurance covering obligations to vehicle customers under warranty and extended service plan contracts for new and used vehicles manufactured by Ford and nonaffiliated companies, primarily originating from Ford dealers; physical damage insurance covering vehicles and equipment financed at wholesale by Ford Credit; and the reinsurance of credit life and credit disability insurance for retail purchasers of vehicles and equipment. A majority of the extended service plan business and all of the warranty business of American Road is reinsured by Gentle Winds Reinsurance, Ltd., a subsidiary of Ford. The financial results of this reinsured business are reflected in our financial statements under the Automotive sector.

     Ford Credit and its subsidiaries conduct business in all 50 states of the United States through about 175 dealer automotive financing branches and seven regional service centers. Outside the United States, FCE Bank plc ("Ford Credit Europe") is Ford Credit's largest operation. Ford Credit Europe's primary business is to support the sale of Ford vehicles in Europe through the Ford dealer network. A variety of retail, leasing and wholesale finance plans are provided in most countries in which it operates. Ford Credit Europe does business in the United Kingdom, Germany, most other European countries, and Saudi Arabia. Ford Credit, through its subsidiaries, also operates in Canada, Mexico, Brazil, Australia, a number of Asia-Pacific countries, Argentina and Chile. In addition, Ford Credit manages Ford's vehicle financing operations in other countries where Ford Credit does not have operations.

     Ford Credit's share of retail financing for new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe and its share of wholesale financing for those brands of vehicles acquired by dealers in the United States and Europe was as follows during the last three years:

                                                               Years Ended December 31,
                                                  ----------------------------------------------------
                                                       2001               2000               1999
                                                  ---------------    ---------------     -------------
         United States
         -------------
         Retail installment and lease*                  54%                51%                 47%
         Wholesale                                      84                 84                  84

         Europe
         ------
         Retail installment and lease **                37                 32                  33
         Wholesale                                      97                 97                  96
         --------------------------
         *    As a  percentage  of total sales and leases of Ford,  Lincoln and
              Mercury brand vehicles, including cash sales.
         **   As a percentage of total sales and leases of Ford brand vehicles, including cash sales.


     Ford Credit's managed finance receivables include receivables that it owns and receivables that it has sold in securitization transactions that it continues to service. Ford Credit's owned and managed finance receivables and net investment in operating leases, net of allowances for credit losses, were as follows at the dates indicated (in billions):

                                                                                     December 31,
                                                                         -------------------------------------
                                                                              2001                 2000
                                                                         ----------------     ----------------
         Outstanding receivables-Owned
         Finance receivables
              Retail                                                            $ 83.4               $ 79.9
              Wholesale                                                           15.4                 33.7
              Other                                                               10.9                  9.1
                                                                                ------               ------
                  Total finance receivables, net                                $109.7               $122.7
         Net investment in operating leases                                       39.3                 38.5
                                                                                ------               ------
                  Total owned                                                   $149.0               $161.2
                                                                                ======               ======

         Memo:  Allowance for credit losses
                  included above                                                $  2.8               $  1.6

         Outstanding receivables-Managed
         Finance receivables
              Retail                                                            $124.7               $105.9
              Wholesale                                                           32.8                 36.1
              Other                                                               10.9                  9.1
                                                                                ------               ------
                  Total finance receivables, net                                $168.4               $151.1
         Net investment in operating leases                                       39.4                 38.6
                                                                                ------               ------
                  Total managed*                                                $207.8               $189.7
                                                                                ======               ======

         Memo:  Allowance for credit losses
                  included above                                                $  3.3               $  2.1
         ---------------------
         * At December 31, 2001 and 2000, Ford Credit's retained interests in sold receivables were $12.5 billion and $3.7 billion, respectively.
           For more information regarding these retained interests, see Item 7.
           " Management's Discussion and Analysis of Financial Condition and
           Results of Operations - Liquidity and Capital Resources - Financial
           Services Sector."

     The following table sets forth information concerning Ford Credit's and its affiliates' credit loss experience on its owned and managed receivables for various categories of financing during the years indicated (in millions):

                                                                          Years Ended or at December 31,
                                                                  ------------------------------------------------
                                                                      2001             2000              1999
                                                                  -------------    -------------     -------------
         Owned
         -----
         Net credit losses
             Retail*                                                  $2,055          $1,283            $  995
             Wholesale                                                    32              14                 3
             Other                                                        24               -                 2
                                                                       -----           -----             -----
                Total                                                 $2,111          $1,297            $1,000
                                                                      ======          ======            ======

         Net losses as a percentage of average net receivables**
             Retail                                                    1.71%           1.09%              0.95%
             Wholesale                                                 0.13            0.05               0.01
                Total including other                                  1.35            0.84               0.74


         Managed
         -------
         Net credit losses
             Retail*                                                  $2,272          $1,410            $1,164
             Wholesale                                                    34              15                 3
             Other                                                        24               -                 2
                                                                       -----           -----             -----
                Total                                                 $2,330          $1,425            $1,169
                                                                      ======          ======            ======

         Net losses as a percentage of average net receivables**
             Retail                                                    1.45%           1.00%              0.97%
             Wholesale                                                 0.10            0.05               0.01
                Total including other                                  1.20            0.81               0.78
         --------------------------
         *  Includes net credit losses on operating leases.
         ** Includes net investment in operating leases.

     Shown below is an analysis of Ford Credit's allowance for credit losses related to owned finance receivables and operating leases for the years indicated (in billions):

                                                                      2001             2000              1999
                                                                  -------------    -------------     -------------
         Balance, beginning of year                                    $1.6            $1.5               $1.5
           Additions- provision for credit losses                       3.4             1.6                1.2
           Deductions
              Losses                                                    2.5             1.6                1.3
              Recoveries                                               (0.4)           (0.3)              (0.3)
                                                                      -----            -----             -----
                Net losses                                              2.1             1.3                1.0
         Other changes, principally
           amounts relating to finance
           receivables and operating
           leases sold                                                  0.1             0.2                0.2
                                                                      -----           -----              -----
              Net deductions                                            2.2             1.5                1.2
                                                                      -----           -----              -----
         Balance, end of year                                          $2.8            $1.6               $1.5
                                                                      =====            ====               ====

         Allowance for credit losses as a percentage
            of net receivables*                                       1.86%            1.02%             1.04%
         Allowance for credit losses as a percentage                  1.60%            1.10%             1.04%
            of net receivables managed**
         -------------------------
         *  Includes net investment in operating leases.
         ** Includes net investment in operating leases and includes receivables sold by Ford Credit that it continues to service, as well as receivables owned by it.

     In 2001, higher net credit losses resulted largely from increases in Ford Credit's volume of receivables, a conversion of collection activities from local branch offices to regional service centers in the United States and Canada, and an overall decline in the economy in the United States. During the last quarter of 2001, Ford Credit experienced an increase in account delinquencies and vehicle repossessions reflecting significantly weakening economic conditions in the United States following the terrorist attacks on September 11, 2001. As a result, in 2001, Ford Credit increased its allowance for credit losses by $1.2 billion compared with 2000 year-end levels.

     In response to higher credit losses, Ford Credit implemented the following actions in 2001:

     o Refined its pricing and financing policies to reduce its exposure to higher risk financing contracts,
     o Increased service center staffing levels, improved training of new collectors, and enhanced segmentation strategies, and
     o Initiated further improvements in bankruptcy predictors and portfolio monitoring processes.

     Ford Credit requires substantial funding in the normal course of business. Ford Credit's funding requirements are driven mainly by the need to (i) purchase retail installment sale contracts and vehicle leases to support the sale of Ford products, which to a large extent are influenced by Ford-sponsored special financing and leasing programs that are available exclusively through Ford Credit, and (ii) repay its debt obligations.

     Funding sources for Ford Credit include the sale of commercial paper, issuance of term debt, the sale of receivables and, in the case of Ford Credit Europe, the issuance of certificates of deposits to diverse investors in various markets. The ability of Ford Credit to obtain funds is affected by its debt ratings, which are closely related to the outlook for, and financial condition of, Ford and the nature and availability of support facilities. The long-term senior debt of each of Ford, Ford Credit and Ford Credit Europe is rated as follows by the three agencies that provide ratings:

                                      Ford    Ford Credit and Ford Credit Europe
                                      ----    ----------------------------------
        Fitch, Inc.                   BBB+                      BBB+
        Moody's Investor's Service    Baa1                      A3
        Standard & Poor's             BBB+                      BBB+

     The commercial paper of each of Ford Credit and Ford Credit Europe is rated "F2" (by Fitch, Inc.), "Prime-2" (by Moody's), and "A-2" (by S&P).

     Under a profit maintenance agreement with Ford Credit, Ford has agreed to make payments to maintain Ford Credit's earnings at certain levels. In addition, under a support agreement with Ford Credit Europe, Ford Credit has agreed to maintain Ford Credit Europe's net worth above a minimum level. No payments were made under either of these agreements during the period 1998 through 2001.

     For further discussion of Ford Credit's credit losses, funding sources and funding strategies, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". For a discussion of how Ford Credit manages its credit risks, lease residual risks, financial market risks, liquidity risks and operating risks, see Item 7A. "Quantitative and Qualitative Disclosure About Market Risk".


The Hertz Corporation
---------------------

     Hertz and its affiliates, associates and independent licensees operate what Hertz believes is the largest worldwide car rental business based upon revenues. They also operate one of the largest industrial and construction equipment rental businesses in North America based upon revenues. Hertz and its affiliates, associates and independent licensees, do the following:

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

     Below are some financial highlights for Hertz (in millions):

                                               Years Ended December
                                                      31,
                                         -------------------------------------
                                               2001                 2000
                                         ----------------     ----------------

     Revenue                                  $4,925               $5,087
     Pre-Tax Income                                3                  581
     Net Income                                   23                  358

     Between April 1997 and March 2001, we owned approximately 82% of the economic interest of Hertz, with the remaining approximately 18% interest represented by shares of Hertz common stock that were publicly traded. In March 2001, through a cash tender offer and a merger transaction, we acquired the publicly held shares and, as a result, Hertz has become an indirect, wholly-owned subsidiary of Ford.




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

     Mobile Source Emissions Control -- U.S. Requirements. The Federal Clean Air
     -------------------------------
Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States. Currently, most light duty vehicles sold in the United States must comply with these standards for 10 years or 100,000 miles, whichever first occurs. The U.S. Environmental Protection Agency ("EPA") recently has promulgated post-2004 model year standards that are more stringent than the default standards contained in the Clean Air Act. These new regulations will require most light duty trucks to meet the same emissions standards as passenger cars by the 2007 model year. The stringency of the new standards may impact our ability to produce and offer a broad range of products with the characteristics and functionality that customers demand. The new standards also are likely to limit severely the use of diesel technology, which could negatively impact fuel economy performance. The EPA also has promulgated post-2004 emission standards for "heavy-duty" trucks (8,500-14,000 lbs. gross vehicle weight). These standards are likely to pose technical challenges and may affect the competitive position of full-line vehicle manufacturers such as Ford.

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

     Since 1990, the California program has included requirements for manufacturers to produce and deliver for sale "zero-emission vehicles" (the "ZEV mandate"). The ZEV mandate initially required that a specified percentage of each manufacturer's vehicles produced for sale in California, beginning at 2% in 1998 and increasing to 10% in 2003, must be zero-emission vehicles ("ZEVs"), which produce no emissions of regulated pollutants. In 1996, CARB eliminated the ZEV mandate for the 1998-2002 model years, but retained the 10% mandate in a modified form beginning with the 2003 model year. Around the same time, vehicle manufacturers voluntarily entered into agreements with CARB to conduct ZEV demonstration programs.

     In January 2001, CARB voted to approve a series of complex modifications to the ZEV mandate. These modifications require large-volume manufacturers such as Ford to produce "partial zero-emission vehicles" ("PZEVs") and/or ZEVs beginning in the 2003 model year. PZEVs are vehicles certified to California's "super-ultra-low emission vehicle" ("SULEV") tailpipe standards, with zero evaporative emissions. Using a series of phase-in tables and credit adjustments, the number of ZEVs required under the modified mandate will increase substantially between 2003 and 2018. The California Office of Administrative Law refused to approve these rules due to procedural defects, so the modifications still have not been finalized. We anticipate that CARB will attempt to correct the defects and finalize the rules in 2002.

     The Clean Air Act permits other states that do not meet national ambient air quality standards to adopt California's motor vehicle emission standards no later than two years before the affected model year. New York, Massachusetts, Vermont, and Maine adopted the California standards effective with the 2001 model year or before. New York, Massachusetts, and Vermont have either previously adopted, or indicated an intention to adopt, the California ZEV mandate. Maryland and New Jersey have laws requiring the adoption of California standards if certain triggers are met. There are problems with transferring California standards to northeast states, including the following: 1) the driving range of ZEVs is greatly diminished in cold weather, thereby limiting their market appeal; and 2) the northeast states have refused to adopt the California reformulated gasoline regulations, which may impair the ability of vehicles to meet California's in-use standards. New York and Massachusetts are in the process of finalizing rules that give manufacturers the option of complying with the California ZEV mandate or with an alternative program that may make compliance more feasible in those states; it is likely that Ford will choose the alternative program. It is anticipated that Vermont will adopt the latest version of the ZEV mandate once it becomes final in California.

     Battery electric vehicles are the only zero-emission vehicles currently feasible for mass production. Despite intensive research activities, battery technology has not made the major strides that were projected when the ZEV mandate was originally enacted in 1990. Battery-electric vehicles remain considerably more costly than gasoline-powered vehicles, and they have a relatively short driving range before they must be recharged. These factors limit the consumer appeal of battery-powered vehicles. Ford plans to comply with the early years of the modified ZEV mandate through sales of its TH!NK brand of electric vehicles, along with one or more PZEV models. In the longer term, however, it is doubtful whether the market will support the number of battery electric vehicles called for by the modified ZEV mandate. Fuel cell technology may in the future enable production of ZEVs with widespread consumer appeal, but commercially feasible fuel cell technology appears to be a decade or more away. Compliance with the ZEV mandate may eventually require costly actions that would have a substantial adverse effect on Ford's sales volume and profits. For example, we could be required to curtail the sale of non-electric vehicles and/or offer to sell electric vehicles well below cost. Other states may seek to adopt CARB's ZEV mandate pursuant to the Clean Air Act, thereby increasing the costs to Ford. Other automobile manufacturers, along with some dealers, have filed suit in state and federal court seeking to eliminate the ZEV mandate on various procedural and substantive grounds.

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

     European Requirements. European Union ("EU") directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU. In 1998, the EU adopted a new directive on emissions from passenger cars and light commercial trucks. More stringent emissions standards applied to new car certifications beginning January 1, 2000 and to new car registrations beginning January 1, 2001 ("Stage III Standards"). A second level of even more stringent emission standards will apply to new car certifications beginning January 1, 2005 and to new car registrations beginning January 1, 2006 ("Stage IV Standards"). The comparable light commercial truck Stage III Standards and Stage IV Standards would come into effect one year later than the passenger car requirements. The directive includes a framework that permits EU member states to introduce fiscal incentives to promote early compliance with the Stage III and Stage IV Standards. The directive also introduces on-board diagnostic requirements, more stringent evaporative emission requirements, and in-service compliance testing and recall provisions for emissions-related defects that occur in the first five years or 80,000 kilometers of vehicle life (extended to 100,000 kilometers in 2005). The Stage IV Standards for diesel engines are not yet technically feasible and may impact our ability to produce and offer a broad range of products with the characteristics and functionality that customers demand. A related EU directive was adopted at the same time which establishes standards for cleaner fuels beginning in 2000 and even cleaner fuels in 2005. The EU is setting up a program to assess the need for further changes to vehicle emission and fuel standards after 2005.

     Certain European countries are conducting in-use emissions testing to ascertain compliance of motor vehicles with applicable emissions standards. These actions could lead to recalls of vehicles; the future costs of related inspection or repairs could be substantial.

     Motor Vehicle Safety -- U.S.  Requirements.  The National Traffic and Motor
     --------------------
Vehicle Safety Act of 1966 (the "Safety Act") regulates motor vehicles and motor vehicle equipment in the United States in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration (the "Safety Administration"). Meeting or exceeding many safety standards is costly because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. There were pending before the Safety Administration approximately 32 investigations relating to alleged safety defects in Ford vehicles as of February 28, 2002. A manufacturer also is obligated to recall vehicles if it determines that they do not comply with a safety standard. Should Ford or the Safety Administration determine that either a safety defect or a noncompliance exists with respect to certain of Ford's vehicles, the costs of such recall campaigns could be substantial.

     The Transportation Recall Enhancement, Accountability, and Documentation Act (the "TREAD Act") was signed into law in November 2000. The TREAD Act establishes  new  reporting  requirements  for  motor  vehicles,  motor  vehicle equipment, and tires, including reporting to the Safety Administration information on foreign recalls and information received by the manufacturer that may assist the agency in the identification of safety defects. The obligation of vehicle manufacturers to provide, on a cost-free basis, a remedy for vehicles with an identified safety defect or non-compliance issue is extended from eight years to ten years by the new legislation. The Safety Administration is also required to develop a new dynamic test on rollovers to be used for consumer information. Potential civil penalties are increased from $1,000 to $5,000 per day for certain statutory violations, with a maximum penalty of $15,000,000 for a related series of violations. Similar penalties are included for violation of the reporting requirements. Criminal penalties are introduced for persons who make false statements to the government or withhold information with the intent to mislead the government about safety defects that have caused death or serious bodily injury. Currently, there is substantial rulemaking activity related to several TREAD Act requirements and final rules are expected to be promulgated throughout 2002 creating significant additional regulatory burdens for vehicle manufacturers.

     Foreign Requirements. Canada, the EU, individual member countries within the EU, and other countries in Europe, South America and the Asia Pacific markets also have safety standards applicable to motor vehicles and are likely to adopt additional or more stringent standards in the future.

     Motor  Vehicle  Fuel  Economy  -- U.S.  Requirements.  Under  federal  law,
     -----------------------------
vehicles must meet minimum Corporate Average Fuel Economy ("CAFE") standards set by the Safety Administration. A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the three succeeding model years.

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

     The CAFE standards will likely increase in the near future. Both the House and Senate have passed separate bills directing the Safety Administration to establish new fuel economy standards for upcoming model years. It is anticipated that a measure similar to these bills will be enacted into law during 2002. Even if Congress does not pass such a law, it is likely that the Safety
Administration will use its existing rulemaking authority to promulgate increases in light truck fuel economy standards. The Safety Administration has recently requested public comment on the advisability and feasibility of increasing light truck standards in the 2005-2010 time frame.

     Pressure to increase CAFE standards stems in part from concerns over greenhouse gas emissions, which may affect the global climate. With respect to greenhouse gas emissions, the Bush administration released a climate change policy initiative in February 2002. The Bush administration plan stresses voluntary measures and a cap-and-trade program to stem the growth of greenhouse gas emissions. The Bush administration also has launched the Freedom Car initiative, which supports research for fuel cell-powered vehicles. Other nations continue to press for United States ratification of the so-called "Kyoto Protocol," which would require the United States to reduce greenhouse gas emissions by 7% below its 1990 levels. The Kyoto Protocol does not currently have the support of either the Bush administration or Congress. Separately, a petition has been filed with the EPA requesting that it regulate carbon dioxide (CO2, a greenhouse gas) emissions from motor vehicles under the Clean Air Act. EPA has requested public comment on this petition but has not taken action to date. Some states, including California, are also proposing to regulate CO2 emissions from motor vehicles.

     If significant increases in CAFE standards for upcoming model years are imposed, or if EPA or other agencies regulate CO2 emissions from motor vehicles, Ford might find it necessary to take various costly actions that could have substantial adverse effects on its sales volume and profits. For example, Ford might have to curtail production of larger, family-size and luxury cars and full-size light trucks, restrict offerings of engines and popular options, and increase market support programs for its most fuel-efficient cars and light trucks.

     Foreign Requirements. The EU also is a party to the Kyoto Protocol and has agreed to reduce greenhouse gas emissions by 8% below their 1990 levels during the 2008-2012 period. In December 1997, the European Council of Environment Ministers (the "Environment Council") reaffirmed its goal to reduce average CO2 emissions from new cars to 120 grams per kilometer by 2010 (at the latest) and invited European motor vehicle manufacturers to negotiate further with the European Commission on a satisfactory voluntary environmental agreement to help achieve this goal. In October 1998, the EU agreed to support an environmental agreement with the European Automotive Manufacturers Association (of which Ford is a member) on CO2 emission reductions from new passenger cars (the "Agreement"). The Agreement establishes an emission target of 140 grams of CO2 per kilometer for the average of new cars sold in the EU by the Association's members in 2008. In addition, the Agreement provides that certain Association members (including Ford) will introduce models emitting no more than 120 grams of CO2 per kilometer in 2000, and establishes an estimated target range of 165-170 grams of CO2 per kilometer for the average of new cars sold in 2003. Also in 2003, the Association will review the potential for additional CO2 reductions, with a view to moving further toward the EU's objective. The Agreement assumes (among other things) that no negative measures will be implemented against diesel-fueled cars and the full availability of improved fuels with low sulfur content in 2005. Average CO2 emissions of 140 grams per kilometer for new passenger cars corresponds to a 25% reduction in average CO2 emissions compared to 1995.

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

     End-of-Life  Vehicle  Proposal -- The European  Parliament  has published a
     ------------------------------
directive imposing an obligation on motor vehicle manufacturers to take back end-of-life vehicles with zero or negative value registered after July 1, 2002, and to take back all other end-of-life vehicles with zero or negative value as of January 1, 2007, with no cost to the last owner. The Directive also imposes requirements on the proportion of the vehicle that may be disposed of in landfills and the proportion that must be reused or recycled beginning in 2006, and bans the use of certain substances in vehicles beginning with vehicles registered after July 2003. Member states may apply these provisions prior to the dates mentioned above.

     Presently, there are numerous uncertainties surrounding the form and implementation of the legislation in different member states, especially regarding manufacturers' responsibilities and the resultant expenses that may be incurred. Depending on the individual member states' legislation and other circumstances, we may be required to accrue the costs represented by these regulations in our 2002 financial statements. The directive should not, however, result in significant cash expenditures before 2007.

     Pollution  Control  Costs -- During the period 2002 through 2006, we expect
     -------------------------
to spend approximately $391 million on our North American and European facilities to comply with air and water pollution and hazardous waste control standards, which now are in effect or are scheduled to come into effect. Of this total, we estimate spending approximately $73 million in 2002 and $93 million in 2003.

                                 Employment Data

     The average number of people we employed by geographic area was as follows for the years indicated:

                                                2001                 2000
                                           ----------------     ----------------

     United States                             165,512              164,853
     Europe                                    135,283              132,528
     Other                                      53,636               52,736
                                              --------             --------

       Total                                   354,431              350,117
                                               =======              =======

     In 2001, the average number of people we employed increased approximately one percent. The increase reflects the full year effect of acquisitions and newly consolidated subsidiaries (Land Rover, Ford Motor Company Southern Africa, Collision Team of America). The numbers above include approximately 20,500 hourly employees of Ford who are assigned to Visteon Corporation, and, pursuant to our collective bargaining agreement with the United Automobile Workers (the "UAW"), remain Ford employees. Visteon reimburses Ford for all costs to Ford associated with these employees. Most of our employees work in our Automotive operations.

     For further information  regarding employment  statistics of Ford, see Item
6. "Selected Financial Data" later in this Report. For information concerning employee retirement benefits, see Note 17 of our Notes to Consolidated Financial Statements at the end of this Report.

     Substantially all of the hourly employees in our Automotive operations in the United States are represented by unions and covered by collective bargaining agreements. Approximately 99% of these unionized hourly employees in our Automotive segment are represented by the UAW. Approximately 2% of our salaried employees are represented by unions. Most hourly employees and many non-management salaried employees of our subsidiaries outside the United States also are represented by unions.

     We have entered into a collective bargaining agreement with the UAW that is scheduled to expire on September 14, 2003. We also have entered into a collective bargaining agreement with the Canadian Automobile Workers ("CAW") that is scheduled to expire on September 17, 2002. Among other things, our agreements with the UAW and CAW provide for guaranteed wage and benefit levels throughout their terms and provide for significant employment security. As a practical matter, these agreements restrict our ability to eliminate product lines, close plants, and divest businesses. These agreements can also limit our ability to change local work rules and practices. Our Revitalization Plan assumes full compliance with our obligations under existing collective bargaining agreements. Negotiation of new collective bargaining agreements with the UAW and CAW could result in our incurring costs different than currently anticipated.

     We are or will be negotiating new collective bargaining agreements with labor unions in Europe (as well as Mexico and Asia Pacific) where current agreements will expire in 2002. A protracted work stoppage in Europe could substantially adversely affect Ford's profits.

     In recent years we have not had significant work stoppages at our facilities, but they have occurred in some of our suppliers' facilities. A work stoppage could occur as a result of disputes under our collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, which, if protracted, could substantially adversely affect our business and results of operation. Work stoppages at supplier facilities for labor or other reasons could have similar consequences if alternate sources of components are not readily available. Our Canadian facilities, which are covered by the CAW agreement expiring in September 2002, include facilities that are the primary source of engines for many of our truck and sport utility models, which are among our most profitable models. Therefore, any protracted work stoppage at our Canadian facilities in connection with the negotiation of a new collective bargaining agreement with the CAW will have a substantial adverse effect on our business.

     In addition to our collective bargaining agreement with the UAW, we entered into a separate agreement with the UAW in connection with the sale of our Dearborn steel-making operations to Rouge Industries, Inc., then known as Marico Acquisition Corp., in 1989. As part of the sale, employees of our former steel-making operations became employees of Rouge Steel Company, a wholly owned subsidiary of Rouge Industries, Inc. ("Rouge"). Pursuant to the UAW agreement, we agreed that Rouge hourly employees who, at the time of the sale, were represented by the UAW and met certain seniority requirements would be allowed to return to Ford to work in one of our Rouge area plants if they were laid off by Rouge in the future as a result of a layoff of unknown duration, a permanent discontinuance of operations by Rouge or a sale of the assets of Rouge. The right to return remains in effect with respect to each eligible employee for a period equal to the employee's Ford seniority as of the date of the sale by Ford. Approximately 1,000 former Ford employees currently employed by Rouge are covered by this agreement. In part to avoid the occurrence of one or more of the triggering events described above, we have extended subordinated credit to Rouge totaling $90 million. In its Annual Report on Form 10-K for the year ended December 31, 2001, Rouge stated that it has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern.




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

     During the last three years, we took charges to our consolidated income for engineering, research and development we sponsored in the following amounts (restated for prior years to exclude Visteon): $7.4 billion (2001), $6.8 billion
(2000), and $6.0 billion (1999). Any customer-sponsored research and development activities that we conduct are not material.







Item 2.  Properties
-------------------

     We own substantially all of our U.S. manufacturing and assembly facilities. These facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, and transmission plants. We also own a majority of our sales offices, with the remainder being leased. Most of our distribution centers and warehouses are leased (approximately 26% are owned).

     In addition, we maintain and operate manufacturing plants, assembly facilities, parts distribution centers, and engineering centers outside the United States. We own substantially all of the manufacturing plants, assembly facilities, and engineering centers. The majority of our parts distribution centers outside of the United States are either leased or provided by vendors under service contracts.

     Our Automotive segment operates approximately 96 plants; 126 distribution centers/ warehouses; and 53 engineering and research and development centers.

     In recent years, we have sold or contributed certain of our automotive assets to entities in which we are a joint venture partner. These joint ventures operate approximately 17 plants that formerly were operated by our Automotive segment. Because we do not control these joint ventures, but have significant influence over their operating and financial policies, these joint ventures are not consolidated with us for financial reporting purposes, but they are accounted for in our financial statements using the equity method. The most significant of these joint ventures are:


          o Getrag Ford Transmissions GmbH -- a 50/50 joint venture with Getrag Deutsche Venture GmbH & Co. KG., a German company, to which we transferred our European manual transmission operations in Halewood, England, Cologne, Germany and Bordeaux, France. The Getrag joint venture produces manual transmissions for our European vehicle assembly operations. Ford currently supplies most of the hourly and salaried labor requirements of the operations transferred to the Getrag joint venture. Ford employees who worked at the manual transmission operations that were transferred at the time of the formation of the joint venture are leased to the joint venture from Ford. Employees hired in the future to work in these operations will be employed directly by the joint venture. Getrag Ford Transmissions GmbH reimburses Ford for the full cost of the hourly and salaried labor supplied by Ford.

          o ZF Batavia L.L.C. -- a joint venture between Ford (49% partner) and ZF Friedrichshafen Germany (51% partner), which owns and operates our former Batavia, Ohio automatic transmission business. ZF Batavia will produce, starting in 2003, a Front Wheel Drive Continuously Variable Transmission (CVT) for use in certain Ford Motor Company vehicles in North America and Europe. ZF Batavia also produces a Front Wheel Drive 4-Speed Automatic Transmission that is currently used in the Ford Mondeo, as well as in both the Ford Escape and the Mazda Tribute. Ford supplies part of the hourly labor requirements to the ZF Batavia plant consisting primarily of Ford hourly employees who worked at the plant prior to the joint venture being formed. ZF Batavia reimburses Ford for the full cost of the hourly labor.

          o Tenedora Nemak, S.A. de C.V. -- owns and operates our former Canadian castings operations and supplies engine blocks and heads to several of our engine plants. Tenedora Nemak, S.A. de C.V. was an existing castings joint venture between Ford and a subsidiary of Alfa S.A. de C.V., a Mexican conglomerate. Ford supplies a portion of the hourly labor requirements to the castings operation. Tenedora Nemak, S.A. de C.V. reimburses Ford for the full cost of the hourly labor supplied by Ford. We own 20% of this joint venture.


     The furniture, equipment and other physical property owned by our Financial Services operations are not material in relation to their total assets.

     The facilities owned or leased by us or our subsidiaries and joint ventures described above are, in the opinion of management, suitable and adequate for the manufacture and assembly of our products and will continue to be adequate following the plant closings described above as part of our Revitalization Plan.

Item 3.  Legal Proceedings
--------------------------

     Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against us and our subsidiaries, including, but not limited to, those arising out of the following: alleged defects in our products; governmental regulations covering safety, emissions, and fuel economy; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; product warranties; environmental matters; and shareholder matters. Some of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive or antitrust or other multiplied damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions or other relief that, if granted, would require very large expenditures. See Item 1. "Business-Governmental Standards". We regularly evaluate the expected outcome of product liability litigation and other litigation matters. We have accrued expenses for probable losses on product liability matters, in the aggregate, based on an analysis of historical litigation payouts and trends. Expenses also have been accrued for other litigation where losses are deemed probable. These accruals have been reflected in our financial statements. Following is a discussion of our significant pending legal proceedings:

Firestone Matters
-----------------

     Recall and National  Highway  Traffic  Safety  Administration  Matters.  On
     -----------------------------------------------------------------------
August 9, 2000, Bridgestone/Firestone, Inc. ("Firestone") announced a recall of all Firestone ATX and ATX II tires (P235/75R15) produced in North America since 1991 and Wilderness AT tires of that same size manufactured at Firestone's Decatur, Illinois plant. Firestone estimated that about 6.5 million of the affected tires were still in service on the date the recall was announced. The recall was announced following an analysis by Ford and Firestone that identified a statistically significant incidence of tread separation occurring in the affected tires. Most of the affected tires were installed as original equipment on Ford Explorer sport utility vehicles. This original recall was substantially completed by the end of the first quarter 2001.

     The Safety Administration investigated the tread separation matter both to make a root cause assessment and to determine whether Firestone's recall should be expanded to include other Firestone tires. We actively cooperated with the Safety Administration in their investigation. As a result of our work with the Safety Administration with regard to its investigation of the Firestone tire recall and our own root cause analysis, we announced on May 22, 2001 that we would replace all remaining 15, 16, and 17-inch Firestone Wilderness AT tires (about 13 million tires) on our vehicles. This precautionary action was based on our analysis of data on the actual road performance of these tires, comparisons with the performance of comparable tires by other tire makers, a review of information developed by and received from the Safety Administration, and extensive laboratory and vehicle testing.

     As a result of its investigations, the Safety Administration on October 4, 2001 issued its determination that 3.5 million Wilderness AT tires manufactured before May 1998, which tires were subject to our replacement program, are defective, and said that Firestone had agreed to recall those tires. About 2.5 million of the defective tires are estimated to have been in service as of May 2001 (when Ford's replacement program was announced), and consist of 15 and 16-inch Wilderness AT tires manufactured prior to May 1998 and supplied to Ford as original equipment or sold as replacement equipment.

     On February 12, 2002, the Safety Administration issued a report denying an earlier request for an investigation into the handling and stability of the Explorer after a tread separation. In its report, the Safety Administration specifically analyzed and rejected each of allegations made in the request. The Safety Administration based its denial on both a technical analysis of the steering and handling of the Explorer as well as a review of crash data that indicated "no significant difference in the likelihood of a crash following a tread separation between Explorer vehicles and other compact SUVs."

     Firestone   Tire   Related   Litigation.   In  the   United   States,   the
     ---------------------------------------
above-described defect in certain Firestone tires, most of which were installed as original equipment on Ford Explorers, has led to a significant number of personal injury and class action lawsuits against Ford and Firestone. These cases are described in detail below.

     Firestone Personal Injury Actions. Plaintiffs in the personal injury cases typically allege that their injuries were caused by defects in the tire that caused it to lose its tread and/or by defects in the Explorer that caused the vehicle to roll over. We are a defendant in these actions and, as with all litigation facing the Company, are investigating the circumstances surrounding the accidents and preparing to defend our product in the event we are unable to reach reasonable resolution.

     Firestone Class Actions. Five purported class actions are pending in which plaintiffs seek to represent persons who own (or at one time owned) Ford Explorers with Firestone tires: one in federal court in Indianapolis and four in state courts in Pennsylvania, Wisconsin, South Carolina and Illinois. (A total of about 96 Firestone-related class actions were originally filed, but almost all of these have been consolidated into the one case now pending in federal court in Indianapolis.) These actions were brought on behalf of persons who have never been injured in an accident involving Firestone tires. They seek to expand the scope of the recall to include other tires, the cost of replacing those tires, the alleged diminution in vehicle value caused by the use of those tires or by the alleged instability of Explorers, or the amount by which Ford was "unjustly enriched" through inflated wholesale prices. They also seek punitive damages.

     In the federal case, our motion to dismiss that complaint was granted in part and denied in part. The court ruled that, under the National Highway Traffic Safety Act, the Safety Administration has the exclusive authority to order and supervise automotive recalls. Accordingly, the court dismissed those portions of the class action complaints that sought recall of additional tires or court supervision of the recall and the tire replacement program. The court also dismissed some of the claims for damages. However, the court refused to dismiss the plaintiffs' warranty and unjust enrichment claims.

     On November 28, 2001, the federal court certified a class consisting of "[a]ll current residents of the United States who either (a) owned or leased a 1991 through 2001 model year Ford Explorer as of August 9, 2000 . . . or (b) owned or leased a 1991 through 2001 model year Ford Explorer prior to August 9, 2000 . . ." The court also certified a class consisting of "[a]ll current residents of the United States who owned or leased at any time from 1990 to the present, vehicles that are or were equipped with Firestone ATX, ATX II, Firehawk ATX, ATX 23 Degree, Widetrack Radial Baja, and Wilderness tires; all tires that are the same as Firestone ATX, ATX II, Firehawk ATX, ATX 23 Degree, Widetrack Radial Baja, and Wilderness tires but sold by Firestone under other brand names; and all other tires manufactured by Firestone that are the same or are substantially similar to Firestone ATX, ATX II, Firehawk ATX, ATX 23 Degree, Widetrack Radial Baja and Wilderness tires." The United States Court of Appeals for the Seventh Circuit has granted our petition to review this ruling.

     The state trial court in South Carolina has certified a class of all owners of Wilderness AT or ATX tires installed on Ford Explorers, but our motion to dismiss that case is still pending.

     Firestone Shareholder Derivative Actions. Two shareholder derivative actions are pending against the Board of Directors with the Company named as a nominal defendant. Both actions are in Michigan, one in state court and one in federal court. The actions allege that the Board members breached their fiduciary duties to the Company and shareholders by failing to inform themselves adequately regarding Firestone tires, failing to insure that the Explorer design was safe, failing to report problems with Firestone tires and to stop using Firestone tires as original equipment, failing to recall all affected tires on a global basis as soon as problems were known, and mismanaging the recall once it was announced. The actions also allege breach of fiduciary duties by the Board with respect to the use of distributor-mounted thick film ignition ("TFI") modules. The plaintiffs seek injunctive relief and damages, a return of all Director compensation during the period of the alleged breaches and attorneys fees. By agreement of the parties the state court action has been administratively stayed pending the outcome of the federal court action. In the federal court action, Ford has filed a motion to dismiss.

     Firestone Securities Class Actions. One purported nationwide class action against the Company was filed in federal court in Detroit alleging securities fraud and violations of Rule 10b-5 on behalf of all persons who purchased Ford stock during the period from March 1998 through August 2000. (Seven separate class action complaints were filed initially, but all seven complaints have now been replaced by one master complaint.) The plaintiffs allege that, during that period of time, the defendants made misrepresentations about the safety of Ford products and the Explorer in particular, and failed to disclose material facts about problems with Firestone tires and the safety of Explorers equipped with Firestone tires. The plaintiffs claim that, as a result of these misrepresentations or omissions, they purchased Ford stock at inflated prices and were damaged when the price of the stock fell upon announcement of the recall and subsequent revelations. On December 10, 2001 the federal district court granted Ford's motion to dismiss and dismissed the consolidated action with prejudice. Plaintiffs have moved to amend the judgment to make the dismissal without prejudice and for leave to file an amended complaint.

     Venezuelan Matters.  In Venezuela,  the Attorney General's Office continues
     ------------------
to investigate whether criminal charges should be filed against Firestone and Ford employees as a result of tire tread separation accidents that occurred in that country. The Venezuelan consumer protection agency (INDECU) is assisting in this investigation. In a separate investigation being conducted by the Venezuelan National Assembly concerning the cause of the accidents, a preliminary report was filed on December 5, 2001 by the Technical Commission appointed to conduct the investigation. The report did not contain any conclusions regarding the cause of the accidents; it only detailed the work performed by the committee up to that date. It is not clear whether the committee will submit a final report.


Other Product Liability Matters
-------------------------------

     Asbestos Matters. Along with other vehicle manufacturers,  we have been the
     ----------------
target of asbestos litigation. We are a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and other products containing asbestos. Asbestos was used in brakes, clutches and other auto components from 1927-1997. We no longer use asbestos in our vehicles.

     Most of the asbestos litigation we face involves mechanics that worked with brakes over the years, although we have some cases that relate to the presence of asbestos in our facilities. In most of these cases we are not the sole defendant. We believe we are becoming more aggressively targeted in these suits as a result of the bankruptcy filings of companies that have been the previous targets of asbestos litigation. As with all litigation facing the Company, we are prepared to defend these asbestos related cases. We believe that the scientific evidence confirms our long-standing position that mechanics are not at an increased risk of asbestos related disease as a result of exposure to asbestos used in the Company's vehicles.

     The majority of these cases do not specify a dollar amount for damages claimed and in many of those cases that do specify a dollar amount, the specific amount referred to is only the jurisdictional minimum. In any event, the actual damages paid out to claimants pursuant to adverse judgments or settlements have historically been only a small fraction of the damages claimed. To date, our annual payout on these cases has not been material. However, trends toward larger jury verdicts and increased awards of punitive damages create the risk that the amounts actually paid to asbestos claimants may increase in the future.

Environmental Matters
---------------------

     General.   We  have  received  notices  under  various  federal  and  state
     -------
environmental laws that we (along with others) may be a potentially responsible party for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. We also may have been a generator of hazardous substances at a number of other sites. The amount of any such costs or damages for which we may be held responsible could be substantial. The contingent losses that we expect to incur in connection with many of these sites have been accrued and those losses are reflected in our financial statements in accordance with generally accepted accounting principles. However, for many sites, the remediation costs and other damages for which we ultimately may be responsible are not reasonably estimable because of uncertainties with respect to factors such as our connection to the site or to materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation). As a result, we are unable to determine or reasonably estimate the amount of costs or other damages for which we are potentially responsible in connection with these sites, although that total could be substantial.

     Waste Disposal.  The EPA initiated a civil enforcement  action against Ford
     --------------
as a result of Ford Venezuela's 1997 shipment of industrial wastes from its Valencia Assembly Plant in Venezuela for disposal in Texas. Ford Venezuela shipped the industrial waste to the U.S. for disposal under the more stringent U.S. disposal requirements because of the unavailability of adequate disposal facilities in Venezuela and to ensure proper disposal of the waste. Although Ford believes that the subject waste is properly classified as non-hazardous under U.S. environmental laws, the EPA contends that even if the wastes do not exhibit any hazardous characteristics, they nevertheless may be the product of a process that is automatically deemed hazardous under applicable regulations. If Ford is determined to have violated EPA regulations regarding the disposal of hazardous wastes, Ford could be required to pay fines which could exceed $100,000.

     Ohio Assembly  Plant.  In September  1999, the EPA filed an  administrative
     --------------------
complaint against Ford alleging violations of the Resource Conservation and Recovery Act ("RCRA") at Ford's Ohio Assembly Plant. The alleged violations are related to Ford's storage of hazardous waste and the absence of a leak monitoring program for paint equipment. The count alleging failure to implement a leak monitoring program for paint equipment remains subject to discussion between Ford and EPA. Subsequent to the Ohio Assembly enforcement action, Ford has received notices of violation alleging the same noncompliance at other facilities. If Ford is determined to have violated EPA regulations, Ford could be required to pay fines or take other actions, the aggregate cost of which could exceed $100,000.

     Sale of E-450s in California. CARB has opened an investigation with respect
     ----------------------------
to approximately 375 1998 and 1999 model year E-450 vehicles sold to California customers. CARB alleges that these vehicles were sold without the required
California emissions certification. CARB alleges that the sales were due, in part, to an error in Ford's ordering process for the E-450. If Ford is determined to have violated CARB regulations, Ford could be required to pay fines that could exceed $100,000. Discussions between CARB and Ford are ongoing.


Class Actions
-------------

     Paint Class Actions.  There are two purported class actions pending against
     -------------------
Ford in Texas and Illinois alleging claims for fraud, breach of warranty, and violations of consumer protection statutes. The Texas case purports to assert claims on behalf of Texas residents who have experienced paint peeling in certain 1984 through 1992 model year Ford vehicles. The Illinois case purports to assert claims on behalf of residents of all states except Louisiana and Texas who have experienced paint peeling on most 1988 through 1997 model year Ford vehicles. Plaintiffs in both cases contend that their paint is defective and susceptible to peeling because Ford did not use spray primer between the high-build electrocoat ("HBEC") and the color coat. The lack of spray primer allegedly causes the adhesion of the color coat to the HBEC to deteriorate after extended exposure to ultraviolet radiation from sunlight. Plaintiffs in both cases seek unspecified compensatory damages (in an amount to cover the cost of repainting their vehicles and to compensate for alleged diminution in value), punitive damages, attorneys' fees and interest.

     The Illinois case, Phillips, is still in the early stages of litigation and
                        --------
there have been no significant developments in that case. In the Texas case, Sheldon, the trial court certified a class of Texas owners who experienced paint
-------
peeling because of the alleged defect. On May 11, 2000, the Texas Supreme Court reversed the trial court, decertified the class and remanded the case for further proceedings. On remand, the trial court certified two classes consisting of original owners of class vehicles who experienced peeling paint and original owners who paid Ford or a Ford dealer to repaint their vehicles. We have filed an appeal with the Texas Court of Appeals.

     TFI Module Class  Actions.  There are seven class actions  pending in state
     -------------------------
courts in Alabama, California, Illinois, Maryland, Missouri, Tennessee and Washington, alleging defects in TFI modules in more than 22 million vehicles manufactured by Ford between 1983 and 1995. With minor variations based upon state law and differences in the scope of the classes alleged, all of the cases involve the same legal claims and theories. The parties have reached an agreement to settle the lead case in California and five of the other pending cases. The agreement provides that Ford will extend the warranties applicable to distributor-mounted TFI modules to 100,000 miles, reimburse class members who previously paid to replace Motorcraft(R) distributor-mounted TFI modules, donate $5 million to an organization for research and education in the fields of automotive safety or environmental protection, and pay plaintiffs' counsel reasonable fees and expenses. The court in the California case gave preliminary approval to the settlement. A final hearing on the settlement has been scheduled for June 21, 2002. If the settlement is approved by the California court, the remaining five cases expressly subject to the settlement will be dismissed. A class certification motion is pending in the seventh case (in Illinois), but if the nationwide settlement is approved by the California court we expect that case to be dismissed as well.

     Ford/Citibank  Visa Class Action.  Following the June 1997  announcement of
     --------------------------------
the termination of the Ford/Citibank credit card rebate program, five purported nationwide class actions and one purported statewide class action were filed against Ford; Citibank is also a defendant in some of these actions. The actions allege damages in an amount up to $3,500 for each cardholder who obtained a Ford/Citibank credit card in reliance on the rebate program and who is precluded from accumulating discounts toward the purchase or lease of new Ford vehicles after December 1997 as a result of the termination of the rebate program. Plaintiffs contend that defendants deceptively breached their contract by unilaterally terminating the program, that defendants have been unjustly enriched as a result of the interest charges and fees collected from cardholders, and further, that defendants conspired to deprive plaintiffs of the benefits of their credit card agreement. Plaintiffs seek compensatory damages, or alternatively, reinstatement of the rebate program, and punitive damages, costs, expenses and attorneys' fees. The five purported nationwide class actions were filed in state courts in Alabama, Illinois, New York, Oregon and
Washington, and the purported statewide class action was filed in a California state court. The Alabama court has conditionally certified a class consisting of Alabama residents. Ford removed all of the cases to federal court, which consolidated and transferred the cases to federal court in Washington for pretrial proceedings. In October 1999, the federal court dismissed the consolidated proceedings for lack of jurisdiction and sent each action back to the state court in which it originated. We appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which affirmed the trial court. The United States Supreme Court has granted Ford's petition for a writ of certiorari and will review the decision of the Ninth Circuit. We do not expect a decision from the Court until at least the fourth quarter.

     Lease  Residual  Class Action.  In January 1998, in connection  with a case
     -----------------------------
pending in Illinois state court, Ford and Ford Credit were served with a summons and intervention counterclaim complaint relating to Ford Credit's leasing practices  (Higginbotham  v. Ford Credit).  The  counterclaim  plaintiff,  Carla
            ----------------------------
Higginbotham, is a member of a class that has been conditionally certified for settlement purposes in Shore v. Ford Credit. In the Shore case, Ford Credit
                        ---------------------          -----
commenced an action for deficiency against Virginia Shore, a Ford Credit lessee. Shore counterclaimed for purported violations of the Truth-in-Leasing Act (alleging that certain lease charges were excessive) and the Truth-in-Lending Act (alleging that the lease lacked clarity). Shore purported to represent a class of all similarly situated lessees. Ford was not a party to the Shore case. Higginbotham
                                                        -----
objected to the proposed  settlement  of the Shore case,  intervened  as a named
                                             -----
defendant, filed separate counterclaims against Ford Credit, and joined Ford as an additional counterclaim defendant. Higginbotham asserts claims against Ford Credit for violations of the Consumer Leasing Act, seeks a declaratory judgment concerning the enforceability of early termination provisions in Ford Credit's leases, and asserts fraud. She also asserts a claim against Ford Credit and Ford for conspiracy to violate the Truth-in-Lending Act. The Higginbotham
                                                                    ------------
counterclaims allege that Ford Credit inflates the residual values of its leased vehicles, which results in lower monthly lease payments but higher termination fees for lessees who exercise their right of early termination. Higginbotham claims that the early termination fees were not adequately disclosed on the lease form and that the fees are excessive and illegal because of the allegedly inflated residual values. She also alleges that Ford dictated the residual values to Ford Credit and thereby participated in an unlawful conspiracy. This case was stayed pending the approval/rejection of the settlement in Shore. Ford
                                                                     -----
Credit has reached individual settlements with the Shore plaintiffs.
                                                   -----

     The Illinois court in Higginbotham  found that the lease end residual value
                           ------------
of Ms.  Higginbotham's  vehicle  was  properly  valued  and,  as a  result,  Ms.
Higginbotham was an inadequate representative for the class. Subsequently, Ms. Higginbotham voluntarily dismissed her intervention counterclaim without prejudice in the Illinois state court and has reactivated her initial suit in the Florida federal court, pursuing substantially similar claims on behalf of herself and others similarly situated. Consequently, the Higginbotham case is
                                                            ------------
proceeding in Florida. In addition, Ford Credit has filed a response to plaintiff's motion for class certification and has renewed its motion for summary judgment based on information obtained in discovery.

     Retail Lessee Insurance  Coverage Class Action.  On May 24, 1999,  Michigan
     ----------------------------------------------
Mutual Insurance Company was served with a purported class action complaint in federal court in Florida alleging that the Ford Commercial, General Liability and Business Automobile Insurance Policy, and the Personal Auto Supplement to that policy, provides uninsured/underinsured motorist coverage and medical payments coverage to retail lessees of Ford vehicles (e.g., to Red Carpet lessees). The Company is required to defend and indemnify Michigan Mutual. The complaint rests on an untenable interpretation of the Michigan Mutual policy, which was intended to cover company cars and lease evaluation vehicles. Unfortunately, however, the Florida Court of Appeals in a prior action brought by a single individual, has accepted plaintiffs' interpretation of the policy. The Florida court's opinion should not be controlling in federal court, however, and Ford has filed a motion for summary judgment based on the policy language and the intention of the parties. Plaintiffs responded to Ford's motion, cross-moved for summary judgment in their favor, moved to amend their complaint, and moved for class certification. A hearing on Ford's motion was held on October 2, 2000, and we expect a decision sometime in 2002.

         Throttle Body Assemblies Class Action. A purported nationwide class
         -------------------------------------
action is pending in federal court in Ohio on behalf of all persons who own or lease 1999 Mercury Villagers. The complaint alleges that the vehicle has a defective throttle body assembly that causes the gas pedal to intermittently lock or stick in the closed position. The complaint alleges breach of warranty, negligence, and violation of consumer protection statutes. Plaintiffs seek an order requiring Ford to recall the vehicles. They also seek unspecified compensatory damages, treble damages, attorneys fees, and costs. Plaintiffs' motion to certify a class is pending.

     Windstar  Transmission  Class  Actions.  Two  purported  class  actions are
--------------------------------------
pending, alleging that Ford marketed, advertised, sold, and leased 1995 Windstars in a deceptive manner by misrepresenting their quality and safety and actively concealing defects in the transmissions. One case is pending in California state court and is limited to owners and lessees of that state. Another case is pending in Illinois state court and purports to represent owners and lessees from all states. Plaintiffs contend that transmissions in the Windstar have prematurely suffered from shifting problems and acceleration failures, requiring early replacement at substantial expense to owners. The cases assert several statutory and common law theories, and seek several types of relief, including unspecified compensatory damages, punitive damages, and injunctive relief. Plaintiffs' have filed a motion for class certification in the California case. (A third case, which alleged a defect in the transmissions of 3.8 liter engines in 1990-95

Taurus/Sables and 1990-94 Lincoln Continentals in addition to 1995 Windstars has been dismissed. Plaintiffs have appealed the dismissal to the United States Court of Appeals for the Third Circuit.)

     Seat Back Class Actions.  Four purported statewide class actions were filed
     -----------------------
in state courts in Maryland, New Hampshire, New Jersey and New York against Ford, General Motors Corporation and DaimlerChrysler AG alleging that seat backs with single recliner mechanisms are defective. Plaintiffs in each of these suits alleged that seats installed in class vehicles (defined as almost all passenger cars made after 1991) are defective because the seat backs are unstable and susceptible to rearward collapse in the event of a rear-end collision. The purported class in each state consists of all persons who own a class vehicle and specifically excludes all persons who have suffered personal injury as a result of the rearward collapse of a seat. Plaintiffs allege causes of action for negligence, strict liability, implied warranty, fraud, and civil conspiracy. Plaintiffs also allege violations of the consumer protection statutes in the various states. Plaintiffs seek "compensatory damages measured by the cost of correcting the defect, not to exceed $5,000 for each class vehicle." Ford's motions to dismiss were granted in Maryland, New Hampshire, and New York, and Ford's motion for summary judgment was granted in New Jersey. The New Hampshire Supreme Court affirmed the trial court's ruling, but plaintiffs' appeals are pending in New York, Maryland, and New Jersey.

     Late Charges Class Actions.  A purported  state-wide class action was filed
     --------------------------
in state court in Maryland (Simpkins v. Ford Credit) in which the plaintiffs are
                            -----------------------
contending that Ford Motor Credit Company's late charges on lease accounts violate state law. The plaintiffs allege that Ford Credit and PRIMUS violated the Maryland Consumer Leasing Act, the Maryland Constitution and the Maryland Consumer Code by charging late fees in consumer lease transactions in excess of 6%. The plaintiffs assert that the maximum late fee allowed under Maryland law is the judgment rate of interest, which is 6% per annum. Plaintiffs are seeking restitution, punitive damages and injunctive relief. We have filed a motion to dismiss.

     Fair Lending Class Action. Ford Credit has been served with three purported
     -------------------------
class actions alleging that its pricing practices are discriminatory. One (Jones
                                                                           -----
v. Ford Credit) was filed in federal  court in New York,  another  (Rodriquez v.
--------------                                                      ------------
Ford  Credit)  was filed in federal  court in Illinois  and the last  (Lucena v.
------------                                                           ---------
PRIMUS) was filed in federal court in Pennsylvania.  The Jones case alleges that
------                                                   -----
our pricing practices discriminate against African Americans. Specifically, plaintiffs allege that although Ford Credit's initial credit risk scoring analysis applies objective criteria to calculate the risk-related "Buy Rate," Ford Credit then authorizes dealers to impose a subjective component in its credit pricing system - the Mark-up Policy - to impose additional non-risk charges. It is the alleged subjective mark-up that plaintiffs allege discriminates against African Americans. Ford Credit's motion to dismiss was denied and the parties are preparing for trial. Rodriquez and Lucena involve
                                                  ---------      ------
similar  allegations but with respect to Hispanic Americans.  In Rodriquez,  the
                                                                 ---------
court denied our motion to dismiss and we expect the plaintiffs to file a motion for class certification. In Lucena, the plaintiffs filed a motion to voluntarily
                            ------
dismiss the case without prejudice, which was granted. We expect the plaintiffs to re-file the case. Ford and Ford Credit believe that Ford Credit's pricing practices are fair and are not discriminatory.

     F-150  Radiator  Class  Actions.  Two  purported  class actions are pending
     -------------------------------
alleging that the Company defrauded purchasers of 1999-2001 F-150 trucks by falsely representing that certain option packages included "upgraded" radiators. Approximately 400,000 trucks that were intended to have larger radiators were built with standard radiators. The first case, filed in state court in New York, purports to represent a nationwide class, and seeks an order requiring installation of larger radiators and other damages. The trial court granted our motion to dismiss, and plaintiffs have appealed. In the second case, filed in state court in Texas, the trial court has certified a class of all purchasers of 2000 and 2001 F-150 trucks with heavy duty or trailer packages in Texas, and seeks unspecified damages. We are appealing that ruling to the Texas Court of Appeals. Plaintiffs' motion to modify the certification ruling to expand it to a nationwide class is pending in the trial court.

     Platinum  Group Metals. A purported  nationwide class action has been filed
     ----------------------
against the Company in federal court in New York alleging securities fraud and violations of Rule 10b-5 on behalf of all persons who purchased Ford stock between December 1, 1999 and January 12, 2002 (the "class period"). The plaintiff alleges that during the class period the Company entered into a series of contracts for the purchase of platinum group metals ("PGM") at historically high prices and failed to properly hedge these purchases, thereby exposing the Company to losses when the price of PGM fell. The plaintiffs allege that the Company made statements in its securities disclosures about its commodity purchase practices and hedging programs that misled investors as to Ford's exposure to loss from PGM purchases. As a result, plaintiffs allege that they purchased Ford stock at inflated prices and were damaged when Ford "wrote-down" the value of its PGM by $1 billion on a pre-tax basis.

     Side Release Seat Belt Buckles.  On February 14, 2002, Ford was served with
     ------------------------------
a purported class action alleging that the side release buckles installed in 1969 through 1998 Ford vehicles are defective because they "could unlatch from inertial forces." The suit was filed in state court in Illinois against General Motors Corporation as well as against Ford, allegedly on behalf of all Illinois owners of vehicles with the defective buckles. The complaint seeks compensatory and punitive damages, including a payment to each class member of the cost of installing different buckles.


Other Matters
-------------

     Rouge Powerhouse Insurance  Litigation.  There are several pending lawsuits
     --------------------------------------
arising out of the February 1, 1999 Rouge Powerhouse explosion. In June 2000, Ford filed a coverage action against ten property insurance carriers seeking property damage and business interruption losses attributable to the Powerhouse explosion. Factory Mutual, one of these insurers, filed a counterclaim in the lawsuit for claims paid to Rouge Steel Company ("Rouge Steel"). Factory Mutual's counterclaim alleges that Rouge Steel's damages occurred as a result of Ford's negligence, gross negligence or willful and wanton misconduct in operating the Powerhouse and totals approximately $340 million. This counterclaim, and a similar claim for approximately $25 million by other insurers of Rouge Steel, has been ordered to arbitration. Additionally, claims related to business interruption losses incurred by several suppliers to Rouge Steel, totaling approximately $20 million, also have been added to the arbitration. In addition, seventeen Ford employees and two Rouge Steel employees also have filed lawsuits seeking recovery in excess of $100 million in the aggregate for alleged psychological injuries caused as a result of the explosion.

     Visteon Dispute.  As reported in the media,  Ford and Visteon  Corporation,
     ---------------
our former automotive components subsidiary that was spun-off on June 28, 2000, have been attempting to resolve certain disputes that arose out of the spin-off related to the pricing of components sold by Visteon to Ford. The primary disputes related to (i) the amount of Ford's contractual entitlement to productivity price reductions for the year 2001, and (ii) Ford's ability to adjust downward the price of business sourced to Visteon in Europe at the time of the spin-off over the years 2001-2005. We have negotiated a resolution of the first matter in respect of North America, and Visteon is pursuing arbitration of the second matter.






Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Not required.

Item 4A.  Executive Officers of Ford
------------------------------------

     Our executive officers and their positions and ages at March 15, 2002 unless otherwise noted, are shown in the table below:

                                                                          Present Position
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---

William Clay Ford, Jr.*          Chairman of the Board  and                October 2001                    44
                                   Chief Executive Officer

Nicholas V. Scheele              President and Chief                       October 2001                    58
                                   Operating Officer
                                   (also a Director)

Carl E. Reichardt**              Vice Chairman (also a Director)           October 2001                    70

John M. Rintamaki                Chief of Staff                            January 2000                    60

I. Martin Inglis                 Group Vice President and                  August 2001                     51
                                   Chief Financial Officer

Roman J. Krygier                 Group Vice President--                    November 2001                   59
                                   Manufacturing and Quality

Carlos E. Mazzorin               Group Vice President--                    January 2000                    60
                                   Asia Pacific Operations,
                                 South American Operations
                                  and Global Purchasing

James J. Padilla                 Group Vice President--                    November 2001                   55
                                   North America

Richard Parry-Jones              Group Vice President--                    November 2001                   50
                                   Chief Technical Officer

Wolfgang Reitzle                 Group Vice President--Premier             March 1999                      53
                                   Automotive Group

David W. Thursfield              Group Vice President--                    November 2001                   56
                                   (Chairman, President and
                                   CEO, Ford of Europe, Inc.)

Martin B. Zimmerman              Group Vice President--                    November 2001                   55
                                   Corporate Affairs

Marvin W. Adams                  Vice President--                          December 2000                   44
                                   Chief Information Officer

William W. Boddie                Vice President--                          January 2000                    56
                                   Global Core Engineering




Item 4A.  Executive Officers of Ford (Continued)

                                                                        Present Position
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---

Thomas K. Brown                  Vice President--Global                    January 2002                    46
                                   Purchasing

Mei Wei Cheng                    Vice President--                          January 1999                    52
                                   (President, Ford
                                   Motor (China) Ltd.)

Susan M. Cischke                 Vice President -                          January 2001                    48
                                   Environmental and
                                   Safety Engineering

William J. Cosgrove              Vice President                            July 1999                       56
                                   (Chief of Staff and Chief
                                   Financial Officer, Premier
                                   Automotive Group)

Robert A. Dover                  Vice President--                          November 2001                   56
                                   (President, Jaguar
                                   and Land Rover)

Mark Fields                      Vice President                            December 1999                   41

Karen C. Francis                 Vice President--                          April 2001                      39
                                   (ConsumerConnect)

Louise K. Goeser                 Vice President--Quality                   March 1999                      48

Joseph Greenwell                 Vice President--Global                    November 2001                   50
                                   Automotive and Product
                                   Promotions & Associations

Janet M. Grissom                 Vice President--                          January 1998                    52
                                   Washington Affairs

Lloyd E. Hansen                  Vice President--                          November 2001                   53
                                   Revenue Management

Darryl B. Hazel                  Vice President--Ford                      January 2002                    53
                                     Customer Service Division

Earl J. Hesterberg               Vice President--                          June 1999                       48
                                   (Vice President, Marketing,
                                   Sales and Service, Ford of
                                   Europe, Inc.)

Brian P. Kelley                  Vice President--                          January 2002                    41
                                   (President, Lincoln and Mercury)

Joe W. Laymon                    Vice President--                          November 2001                   49
                                   Corporate Human Resources



Item 4A.  Executive Officers of Ford (Continued)

                                                                        Present Position
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---

Martin Leach                     Vice President--                          January 2000                    45
                                   (Vice President, Product
                                   Development, Ford of Europe, Inc.)

Donat R. Leclair                 Vice President and Controller             November 2001                   50


Kathleen A. Ligocki              Vice President--Strategy,                 November 2001                   45
                                    Business Development,
                                    Canada and Mexico

Malcolm S. Macdonald             Vice President--Finance                   March 2002                      61
                                   and Treasurer

Philip R. Martens                Vice President--Vehicle                   March 2002                      41
                                    Programs and Processes

J.C. Mays                        Vice President--Design                    October 1997                    47

Timothy J. O'Brien               Vice President--Real Estate               November 2001                   49

James G. O'Connor                Vice President--                          June 1998                       59
                                   (President, Ford Division)

Hans-Olov Olsson                 Vice President--                          November 2001                   60
                                    (President, Volvo Cars)

Dennis E. Ross                   Vice President and                        October 2000                    51
                                   General Counsel

Shamel T. Rushwin                Vice President--North                     March 1999                      54
                                    American Business Operations

Gerhard F. A. Schmidt            Vice President--Research                  April 2001                      56

Mark A. Schultz                  Vice President--                          January 2002                    49
                                   (President, Ford Asia Pacific)

Greg C. Smith                    Vice President--(President                August 2001                     50
                                   & Chief Operating Officer,
                                   Ford Motor Credit Company)

Anne Stevens                     Vice President--North America             April 2001                      53
                                    Vehicle Operations

David T. Szczupak                Vice President-- Powertrain               November 2001                   46
                                   Operations

Chris P. Theodore                Vice President--North                     January 2000                    51
                                   America Product Development

Janet E. Valentic                Vice President--Global                    March 2001                      42
                                   Marketing



Item 4A.  Executive Officers of Ford (Continued)

                                                                        Present Position
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---

James G. Vella                   Vice President--Corporate                 November 2001                   46
                                   Public Affairs

Alex P. Ver                      Vice President--Advanced                  January 2000                    55
                                   Manufacturing Engineering

Rolf Zimmermann                  Vice President--                          April 2001                      55
                                   (Vice President, Craftsmanship
                                   and Launch, Ford of Europe, Inc.)

------------------
* Also Chairman of the Environmental and Public Policy Committee and the
Nominating and Governance Committee and a member of the Finance Committee of the
Board of Directors.

** Also Chairman of the Finance Committee and a member of the Nominating and Governance Committee of the Board of Directors

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

o Mr. Brown was Vice President, Supply Management for United Technologies Automotive from 1998 to 1999. Prior to that time, he was Executive Director of Purchasing for United Technologies Automotive from 1997 to 1998.

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

o Ms. Francis was Managing Director and Chief Marketing Officer, Internet Capital Group from May 2000 until April 2001. From 1996 until May 2000 she served as a manager with General Motors Corporation, including as General Manager of the Oldsmobile division of General Motors Corporation from December 1998 until May 2000.

o Ms. Goeser served as General Manager, Refrigeration Product Team Whirlpool Corporation, Whirlpool North American Appliance Group, from September 1996 until March 1999. From January 1994 until September 1996, she served as Vice President, Corporate Quality, Whirlpool Corporation.

o Mr. Laymon was Vice President, US and Canada Region and Director, Human Resources, Worldwide Regions, for Eastman Kodak Company from 1996 to 2000.

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

o Mr. Reichardt served as Chairman and Chief Executive Officer of Wells Fargo & Company from 1983 until his retirement in 1994. He joined Wells Fargo in 1970 and was elected president in 1978 and chief operating officer in 1981. He was elected a director of Ford Motor Company in 1986.

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

o Ms. Valentic was Senior Vice President and an Account Director for Leo Burnett USA Advertising from 1992 to 1998.


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

     The table below shows the high and low sales prices for our Common Stock and the dividends we paid per share of Common and Class B Stock for each quarterly period in 2001 and 2000.

                                                    2001                                         2000
                                  -----------------------------------------    ------------------------------------------
                                   First     Second     Third     Fourth        First      Second      Third     Fourth
                                  Quarter    Quarter   Quarter    Quarter      Quarter    Quarter     Quarter   Quarter
                                  -------    -------   -------    -------      -------    -------     -------   ---------
Common Stock price per share*
    High                            $31.37    $31.42     $25.93    $19.08        $30.33    $31.46      $29.88     $27.00
    Low                              23.75     23.50      14.70     22.12         14.83     21.69       23.08      23.63

Dividends per share of
   Common and Class B Stock*         $0.30     $0.30      $0.30     $0.15        $0.286    $0.286      $0.286      $0.30
---------------------------
* New York Stock Exchange composite interday prices as provided by the
www.NYSEnet.com price history database. All prices and dividends prior to August
9, 2000 have been adjusted to reflect the effects of our recapitalization, known as the Value Enhancement Plan ("VEP"), which became effective at that time, and all prices prior to June 28, 2000 have been adjusted to reflect the spin-off of
Visteon Corporation, our former automotive components subsidiary, completed on that date.

     For a discussion of recent dividend actions taken by our board of directors, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Total Company."

     As of February 26, 2002, stockholders of record of Ford included 184,938 holders of Common Stock (which number does not include 30,925 former holders of old Ford Common Stock who have not yet tendered their shares pursuant to the
VEP) and 111 holders of Class B Stock.

     During 2000 and 1999, we sold 500,520 shares and 1,001,513 shares, respectively, of our Common Stock in private transactions that were not registered with the Securities and Exchange Commission. These transactions were exempt from registration requirements because they were private placements under
Section 4(2) of the Securities Act of 1933, as amended. These shares were sold in several, unrelated transactions to owners of automotive dealerships, automotive recycling businesses, and other businesses in exchange for those businesses. The consideration we received for the shares was equal to the market value of the shares at the time of the transactions. No shares of our Common Stock were sold in 2001 in such private transactions.

Item 6.  Selected Financial Data
--------------------------------

     The following tables set forth selected financial data and other data concerning Ford for each of the last five years (dollar amounts in millions, except per share amounts). 1997-1999 data (except employee data) have been restated to reflect Visteon as a discontinued operation.

SUMMARY OF OPERATIONS

                                                         2001           2000          1999          1998         1997
                                                         ----           ----          ----          ----         ----
Automotive sector
Sales                                                $131,528       $141,230      $135,073      $118,017     $121,976
Operating income/(loss)                                (7,568)         5,232         7,169         5,376        6,060
Income/(loss) before income taxes                      (9,036)         5,267         7,275         5,842        6,267
Net income/(loss)                                      (6,267)         3,624         4,986         4,049        4,203

Financial Services sector
Revenues                                              $30,884        $28,828       $25,630       $25,524      $30,796
Income before income taxes                              1,452          2,967         2,579        18,438        3,857
Net income a/,b/                                          814          1,786         1,516        17,319        2,206

Total Company
Income/(loss) before income taxes                     $(7,584)        $8,234        $9,854       $24,280      $10,124
Provision/(credit) for income taxes                    (2,151)         2,705         3,248         2,760        3,436
Minority interests in net income of subsidiaries           20            119           104           152          279
                                                      -------       ---------       ------       -------      -------
Income/(loss) from continuing operations
   a/, b/                                              (5,453)         5,410         6,502        21,368        6,409
Income from discontinued operation                          -            309           735           703          511
Loss on spin-off of discontinued operation                  -         (2,252)            -             -            -
                                                      -------       --------       -------       -------      -------
Net income/(loss)                                     $(5,453)     $   3,467       $ 7,237       $22,071      $ 6,920
                                                      =======      =========       =======       =======      =======


Total Company Data Per Share of Common
and Class B Stock  c/

Basic:
Income/(loss) from continuing operations               $(3.02)         $3.66         $5.38        $17.59        $5.32
Income/(loss) before cumulative effects
   of changes in accounting principles                  (3.02)          2.34          5.99         18.17         5.75
Net income/(loss)                                       (3.02)          2.34          5.99         18.17         5.75

Diluted:
Income/(loss) from continuing operations               $(3.02)         $3.59         $5.26        $17.19        $5.20
Income/(loss) before cumulative effects
   of changes in accounting principles                  (3.02)          2.30          5.86         17.76         5.62
Net income/(loss)                                       (3.02)          2.30          5.86         17.76         5.62

Cash dividends d/                                       $1.05          $1.80         $1.88         $1.72       $1.645
Common stock price range (NYSE Composite)
  High                                                  31.42          31.46         37.30         33.76        18.34
  Low                                                   14.70          21.69         25.42         15.64        10.95
Average number of shares of Common and
  Class B stock outstanding (in millions)               1,820          1,483         1,210         1,211        1,195
- - - - -
a/   1998 includes a non-cash gain of $15,955  million that resulted from Ford's spin-off of The Associates.
b/   1997 includes a gain of $269 million on the sale of Hertz Common Stock.
c/   Share data have been adjusted to reflect stock  dividends and stock splits.
     Common stock price range (NYSE  Composite) has been adjusted to reflect the
     Visteon spin-off,  a recapitalization  known as our Value Enhancement Plan, and The Associates Spin-off.
d/   Adjusted  for the Value  Enhancement  Plan  effected in August  2000,  cash dividends were $1.16 per share in 2000.

SUMMARY OF OPERATIONS
(continued)

                                                2001           2000          1999          1998         1997
                                                ----           ----          ----          ----         ----
Total Company Balance
  Sheet Data at Year-End

Assets
  Automotive sector                              $88,319       $ 94,312      $ 99,201      $ 83,911    $  80,339
  Financial Services sector                      188,224        189,078       171,048       148,801      194,018
                                                --------      ---------     ---------     ---------     --------
    Total assets                                $276,543       $283,390      $270,249      $232,712     $274,357
                                                ========       ========      ========      ========     ========
Long-term debt
  Automotive                                     $13,492       $ 11,769      $ 10,398      $  8,589    $   6,964
  Financial Services                             107,266         87,118        67,517        55,468       73,198
Stockholders' equity                               7,786         18,610        27,604        23,434       30,787

Total Company Facility
  and Tooling Data
Capital expenditures for
  facilities (excluding
  special tools)                                  $4,671       $  5,315      $  4,332      $  4,369    $   4,906
Depreciation                                      15,864         12,915        11,846        10,890        9,865
Expenditures for special tools                     2,337          3,033         3,327         3,388        2,894
Amortization of special tools                      3,265          2,451         2,459         2,880        3,126

Total Company Employee
  Data - Worldwide
Payroll                                          $17,433       $ 18,081      $ 18,390      $ 16,757     $ 17,187
Total labor costs                                 23,553         25,783        26,881        25,606       25,546
Average number of employees                      354,431        350,117       374,093       342,545      363,892

Total Company Employee
  Data - U.S. Operations
Payroll                                          $10,832       $ 11,274      $ 11,418      $ 10,548     $ 10,840
Average number of employees                      165,512        164,853       173,045       171,269      189,787

Average hourly labor costs  f/
  Earnings                                        $27.38       $  26.73      $  25.58      $  24.30     $  22.95
  Benefits                                         20.35          21.71         21.79         21.42        20.60
                                                --------      ---------     ---------     ---------    ---------
    Total hourly labor costs                      $47.73       $  48.44      $  47.37      $  45.72     $  43.55
                                                  ======       ========      ========      ========     ========
- - - - -
f/   Per hour worked (in dollars).  Excludes data for subsidiary companies.

SUMMARY OF VEHICLE UNIT SALES a/
(in thousands)

                                                    2001           2000          1999          1998         1997
                                                    ----           ----          ----          ----         ----
North America
    United States
      Cars                                         1,427          1,775         1,725         1,563        1,614
      Trucks                                       2,458          2,711         2,660         2,425        2,402
                                                   -----          -----         -----         -----        -----
      Total United States                          3,885          4,486         4,385         3,988        4,016

    Canada                                           245            300           288           279          319
    Mexico                                           162            147           114           103           97
                                                   -----          -----         -----         -----        -----
      Total North America                          4,292          4,933         4,787         4,370        4,432

Europe
    Britain                                          637            476           518           498          466
    Germany                                          383            320           353           444          460
    Italy                                            249            222           209           205          248
    Spain                                            178            180           180           155          155
    France                                           163            158           172           171          153
    Other countries                                  551            526           528           377          318
                                                   -----          -----         -----         -----        -----
      Total Europe                                 2,161          1,882         1,960         1,850        1,800

Other international
    Brazil                                           125            134           117           178          214
    Australia                                        115            125           125           133          132
    Taiwan                                            53             63            56            77           79
    Argentina                                         29             49            60            97          147
    Japan                                             18             26            32            25           40
    Other countries                                  198            212            83            93          103
                                                   -----          -----         -----         -----        -----
      Total other international                      538            609           473           603          715

Total worldwide vehicle
                                                   -----          -----         -----         -----        -----
  unit sales                                       6,991          7,424         7,220         6,823        6,947
                                                   =====          =====         =====         =====        =====
- - - - -
a/   Vehicle unit sales generally are reported worldwide on a "where sold" basis and include sales of all Ford Motor Company-badged units, as well as units manufactured by Ford and sold to other manufacturers.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------


FOURTH QUARTER 2001 RESULTS OF OPERATIONS

     Our worldwide losses, including charges of $4,106 million primarily related to our Revitalization Plan, were $5,068 million in the fourth quarter of 2001, or $2.81 per diluted share of Common and Class B Stock. In the fourth quarter of 2000, earnings were $1,077 million (including charges for unusual items of $133 million), or $0.57 per diluted share. Worldwide sales and revenues were $41.2 billion in the fourth quarter of 2001, down $1.4 billion, reflecting primarily lower vehicle sales in North America, partially offset by higher vehicle sales in Europe. Unit sales of cars and trucks were 1,808,000 units, down 32,000 units, reflecting primarily lower market share in the United States, partially offset by higher market share in Europe.

     Results of our operations by business sector for the fourth quarter of 2001 and 2000 are shown below (in millions):

                                                                      Fourth Quarter Net Income/(Loss)
                                                                  -------------------------------------
                                                                                             2001
                                                                                           Over/(Under)
                                                                    2001        2000         2000
                                                                  --------- ------------ --------------
             Automotive sector                                     $(4,708)     $  629       $(5,337)
             Financial Services sector                                (360)        448          (808)
                                                                   -------      ------       -------

              Total Company net income/(loss)                      $(5,068)     $1,077       $(6,145)
                                                                   =======      ======       =======

     Following an extensive review of Ford's North and South American operations, on January 11, 2002, we announced the operating and financial goals of our Revitalization Plan, which we expect to achieve by mid-decade. The pre-tax impact of the Revitalization Plan and other fourth quarter charges include (in billions):

           Fixed-asset impairments
             North America                                                         $3.1
             South America                                                          0.7
                                                                                   ----
              Total fixed-asset impairments                                         3.8

            Precious metals                                                         1.0
            Personnel (primarily North America salaried)                            0.6
            All other                                                               0.3
                                                                                   ----
               Total pre-tax charges                                               $5.7
                                                                                   ====

            Memo:  After-tax effect of charges                                     $4.1

     These substantially non-cash charges included $3.9 billion and $204 million for the Automotive sector and the Financial Services sector, respectively. The Automotive-related charge included asset impairment charges, write-down of precious metals and forward contracts related thereto, employee separation costs (primarily for employees who voluntarily accepted separation offers in 2001) and other charges, such as an accounting charge for Mazda pension expense and the impact of the devaluation of the Argentine peso. See Note 16 of the Notes to our Consolidated Financial Statements for more information regarding these charges.

     We expect that the effects of our Revitalization Plan will improve our pre-tax operating results to $7 billion annually, an improvement of $9 billion, by mid-decade. This expectation is based on assumptions for the U.S. market for 2003 and beyond with respect to industry sales (16 million units annually), Ford-brand market share (19%) and net pricing (negative).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Sector
-----------------

     Worldwide losses for our Automotive sector were $4,708 million in the fourth quarter of 2001 on sales of $33.8 billion. Earnings in the fourth quarter of 2000 were $629 million on sales of $35.1 billion.

     Details of our Automotive sector earnings for the fourth quarter of 2001 and 2000 are shown below (in millions):

                                                                                     Fourth Quarter
                                                                                   Net Income/(Loss)
                                                                        -----------------------------------------
                                                                                                      2001
                                                                                                  Over/(Under)
                                                                           2001        2000           2000
                                                                        ---------- ------------ -----------------
                  North American Automotive                             $(4,068)     $  607       $(4,675)

                  Automotive Outside North America
                  - Europe                                                   61          33            28
                  - South America                                          (598)        (31)         (567)
                  - Rest of World                                          (103)         20          (123)
                                                                        -------      ------       -------
                   Total Automotive Outside
                    North America                                          (640)         22          (662)
                                                                        -------      ------       -------

                     Total Automotive sector                            $(4,708)     $  629       $(5,337)
                                                                        =======      ======       =======

     The decrease in our fourth quarter Automotive sector earnings in North America reflected primarily the asset impairments and other charges outlined above, lower vehicle unit sales volumes, significantly increased marketing costs for Ford, Lincoln and Mercury brands (16.7% of sales compared with 10.7% a year ago), and an increase in warranty and other costs associated with customer satisfaction initiatives.

     The improved fourth quarter results in Europe reflected an increase in vehicle unit sales and the benefits of last year's restructuring actions. The decline in South America reflected primarily asset impairments related to the Revitalization Plan and other charges, lower operating results due to a weaker currency in Brazil, the devaluation of the Argentine peso and lower industry volumes in Brazil and Argentina.

Financial Services Sector
-------------------------

     Details of our Financial Services sector earnings are shown below (in millions):

                                                                                    Fourth Quarter
                                                                                   Net Income/(Loss)
                                                                        ----------------------------------------
                                                                                                     2001
                                                                                                 Over/(Under)
                                                                           2001        2000          2000
                                                                        ----------- ----------- ----------------
                  Ford Credit                                            $(297)       $410         $(707)
                  Hertz                                                    (58)         56          (114)
                  Minority interests and other                              (5)        (18)           13
                                                                         -----        ----         -----

                   Total Financial Services sector                       $(360)       $448         $(808)
                                                                         =====        ====         =====

     Ford Credit's consolidated loss in the fourth quarter of 2001 was $297 million, compared with earnings of $410 million in 2000. This result included charges associated with the Revitalization Plan ($204 million) and the ongoing impact of Statement of Financial Accounting Standards ("SFAS") No. 133 ($99 million). The Revitalization Plan charges included costs for strategic partnering actions in Brazil, including writedowns and losses related to the disposition of certain assets ($126 million); government initiatives in Argentina related to currency devaluation and consumer debt ($65 million); and voluntary employee separation costs in North America ($13 million). Excluding these charges and the impact of SFAS No. 133, Ford Credit earned $6 million, down $404 million from the same period a year earlier. The reduction was more than accounted for by a higher provision for credit losses ($913 million after taxes in 2001 compared with $360 million in 2000), offset partially by favorable volumes, margins and investment and other income related to securitizations. The higher provision for credit losses was in response to

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

higher credit loss experience in the fourth quarter of 2001, reflecting significant weakening economic conditions in the United States.

     Losses at Hertz in the fourth quarter of 2001 were $58 million, compared with earnings of $56 million a year ago. The profit decline was primarily due to the lower car rental volume in the United States, reflecting the adverse impact on business travel and pricing following the terrorist attacks of September 11, 2001 and the slowdown in the U.S. economy.

FULL-YEAR 2001 RESULTS OF OPERATIONS

     Our worldwide sales and revenues were $162.4 billion in 2001, down $7.7 billion from 2000, reflecting primarily lower vehicle sales in North America, offset partially by higher vehicle sales in Europe. We sold 6,991,000 cars and trucks in 2001, down 433,000 units, reflecting primarily lower market share in the United States, partially offset by higher market share in Europe.

     Results of our operations by business sector for 2001, 2000, and 1999 are shown below (in millions):

                                                                                   Net Income/(Loss)
                                                                         ---------------------------------------

                                                                            2001          2000         1999
                                                                         ------------  -----------  ------------
               Automotive sector                                         $(6,267)      $ 3,624      $ 4,986
               Financial Services sector                                     814         1,786        1,516
                                                                         -------       -------      -------
                Income/(Loss) from continuing operations                  (5,453)        5,410        6,502

               Income from discontinued operation*                             -           309          735
               Loss on spin-off of discontinued operation                      -        (2,252)           -
                                                                         -------       -------      -------

                 Total Company net income/(loss)                         $(5,453)      $ 3,467      $ 7,237
                                                                         =======       =======      =======

               * Visteon Corporation, our former automotive components
                 subsidiary, was spun off to Ford Common and Class B stockholders on June 28, 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following unusual items were included in our 2001, 2000, and 1999 income from continuing operations (in millions):

                                                                                Automotive Sector
                                                           -----------------------------------------------------------
                                                                                                   Rest        Total      Financial
                                                              North                    South        of         Auto        Services
                                                             America      Europe      America      World      Sector        Sector
                                                           ------------ ---------- ------------ --------- ------------ ------------
2001
----
- Derivative instruments (SFAS No. 133)
   transition adjustment and ongoing effects               $   (95)                                         $   (95)      $ (157)
- Mazda restructuring actions in the second
   quarter                                                                                      $ (114)        (114)
- Write-down of E-commerce and Automotive-
   related ventures in the third quarter                      (199)                                            (199)
- Revitalization Plan and other fourth quarter
   charges (includes portion of SFAS No. 133)               (3,149)                  $(552)       (201)      (3,902)        (204)
                                                           -------      -------      -----      ------      -------       ------
 Total 2001 unusual items                                  $(3,443)           -      $(552)     $ (315)     $(4,310)      $ (361)
                                                           =======      =======      =====      ======      =======       ======

------------------------------------------------------------------------------------------------------------------------------------
2000
----
- Asset impairment and restructuring costs for
   Ford brand operations in Europe in the
   second quarter                                                       $(1,019)                            $(1,019)
- Inventory-related profit reduction for Land
   Rover in the third quarter                              $   (13)         (76)                $  (17)        (106)
- Write-down of assets associated with the
   Nemak joint venture in the fourth quarter                  (133)                                            (133)
                                                           -------      -------      -----      ------      -------
 Total 2000 unusual items                                  $  (146)     $(1,095)         -      $  (17)     $(1,258)      $   -
                                                           =======      =======      =====      ======      =======       ======

------------------------------------------------------------------------------------------------------------------------------------
1999
----
- Gain from the sale of our interest in
   AutoEuropa to Volkswagen AG in the first
   quarter                                                              $   165                             $   165
- Inventory-related profit reduction for Volvo
   Car in the second quarter                               $   (16)        (125)                $   (5)        (146)
- Visteon-related postretirement adjustment in
   the third quarter (incl. in Total Auto Sector)                                                              (125)
- Employee separation costs in the third
   quarter                                                     (79)                                             (79)      $  (23)
- Lump-sum payments relating to ratification of
   the 1999 United Auto Workers and Canadian
   Auto Workers contracts in the fourth
   quarter                                                     (80)                                             (80)
                                                           -------      -------      -----      ------      -------
 Total 1999 unusual items                                  $  (175)     $    40          -      $   (5)     $  (265)      $  (23)
                                                           =======      =======      =====      ======      =======       ======

          Excluding these unusual items, losses from continuing operations would have been $782 million in 2001, compared with income from continuing operations of $6,668 million in 2000 and $6,790 million in 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     We established and communicated the financial milestones listed below for 2001, which excluded Visteon in both the 2000 base period and 2001. Our results against these milestones, excluding the unusual items described above, are listed below.

                                        2001 Milestone                    Actual Result
                                        --------------                    -------------
      Total Company
      -------------
        -- Revenue                     Grow $5 billion                    Declined $8 billion

      Automotive
      ----------
        -- North America               4%+ return on sales               (2.3)%
        -- Europe                      1%+ return on sales                0.8%
        -- South America               Improve results                    Improved by $12 million
        -- Rest of World               Achieve profitability              Earned $156 million
        -- Total Costs                 Reduce $1 billion                  Increased $1 billion*
                                       (at constant volume and mix)
        -- Capital Spending            Contain at $8 billion or less      Spent $6.4 billion

      Financial Services
      ------------------
        -- Ford Credit                 Improve returns                    Declined 3.6 percentage
                                                                          points
                                       Grow earnings 10%                  Declined 22%
- - - - -
* Excludes costs related to our Firestone tire replacement action


AUTOMOTIVE SECTOR RESULTS OF OPERATIONS

     Details of our Automotive sector earnings from continuing operations for 2001, 2000, and 1999 are shown below (in millions):

                                                                                 Net Income/(Loss)
                                                                        ------------------------------------
                                                                           2001         2000        1999
                                                                        ------------ ----------- -----------
                  North American Automotive                             $(5,597)     $ 4,886      $5,418

                  Automotive Outside North America
                  - Europe                                                  266       (1,130)         50
                  - South America                                          (777)        (240)       (444)
                  - Rest of World                                          (159)         108          87
                                                                        -------      -------      ------
                   Total Automotive Outside
                    North America                                          (670)      (1,262)       (307)

                  Visteon-related postretirement adjustment                   -            -        (125)
                                                                        -------      -------      ------

                     Total Automotive sector                            $(6,267)     $ 3,624      $4,986
                                                                        =======      =======      ======

2001 Compared with 2000
-----------------------

     Worldwide losses from continuing operations for our Automotive sector were $6,267 million in 2001 on sales of $131.5 billion, compared with earnings of $3,624 million in 2000 on sales of $141.2 billion. Adjusted for constant volume and mix and excluding unusual items and costs related to our Firestone tire replacement action, our total costs in the Automotive sector increased $1.0 billion compared with 2000.

     Our Automotive sector losses from continuing operations in North America were $5,597 million in 2001 on sales of $91.0 billion, compared with earnings of $4,886 million in 2000 on sales of $103.9 billion. The earnings deterioration reflected primarily lower vehicle unit sales volumes, the charges associated with the Revitalization Plan and the other charges outlined above, significantly increased marketing costs, costs associated with the Firestone tire replacement action and increased warranty and other costs associated with customer satisfaction initiatives.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     In 2001, approximately 17.5 million new cars and trucks were sold in the United States, down from 17.8 million units in 2000. Our share of those unit sales was 22.8% in 2001, down 0.9 percentage points from a year ago, due primarily to increased competition resulting from new model entrants into the truck and sport utility vehicle segments, as well as the continued weakness of the Japanese yen, which creates favorable pricing opportunities for our Japanese competitors. Marketing costs for our Ford, Lincoln and Mercury brands increased to 14.7% of sales of those brands, up from 11.1% a year ago, reflecting increased competitive pricing in the form of subsidized financing and leasing programs (such as 0.0% financing during the fourth quarter), cash rebates and other incentive programs.

     Our Automotive sector earnings in Europe were $266 million from continuing operations in 2001, compared with losses of $1,130 million a year ago. The increase reflected the non-recurrence of the 2000 charge related to asset impairments and restructuring, as well as increased vehicle unit sales and the effect on depreciation from last year's asset impairment and restructuring actions.

     In 2001, approximately 17.8 million new cars and trucks were sold in our nineteen primary European markets, down from 17.9 million units in 2000. Our share of those unit sales was 10.7% in 2001, up 0.7 percentage points from a year ago, reflecting increased sales of new Ford-brand Mondeo and Transit models and our acquisition of Land Rover.

     Our Automotive sector losses in South America were $777 million from continuing operations in 2001, compared with a loss of $240 million in 2000. The decrease is more than explained by asset impairment charges and the devaluation of the Argentine peso.

     Industry sales in 2001 were 1.6 million units in Brazil, up about 10% from 2000, and approximately 201,000 units in Argentina, down 41% from 2000. Brazil's economy has recently entered into a recession as a result of tight fiscal and monetary policies and election year uncertainties, which have restrained growth. We expect industry volumes in Brazil to deteriorate in 2002. Economic conditions continue to remain weak in Argentina primarily as a result of the recent peso devaluation. Our combined car and truck market share in these markets in 2001 was 7.8% in Brazil (down 1.3 percentage points) and 14.3% in Argentina (down 1.4 percentage points).

     Automotive sector losses from continuing operations outside North America, Europe, and South America ("Rest of World") were $159 million in 2001, compared with earnings of $108 million in 2000. The earnings deterioration reflected Ford's share of a non-cash charge relating to Mazda's pension expenses and other restructuring actions at Mazda.

     New car and truck sales in Australia, our largest market in Rest of World, were approximately 773,000 units in 2001, down about 14,000 units from a year ago. In 2001, our combined car and truck market share in Australia was 15.1%, down 0.6 percentage points from 2000, reflecting primarily share deterioration in the full-size car segment due to continued aggressive competition.

2000 Compared with 1999
-----------------------

     Worldwide earnings from continuing operations for our Automotive sector were $3,624 million in 2000 on sales of $141 billion, compared with $4,986 million in 1999 on sales of $135 billion. The decrease in earnings reflected asset impairments and restructuring charges in Europe and lower earnings in North America, offset partially by improved results in South America. Adjusted for constant volume and mix, our total costs in the Automotive sector declined $500 million compared with 1999.

     Our Automotive sector earnings from continuing operations in North America were $4,886 million in 2000 on sales of $103.9 billion, compared with $5,418 million in 1999 on sales of $99.2 billion. The earnings deterioration reflected primarily costs associated with the Firestone tire recall and higher warranty costs related to our 3.8 liter engine, offset partially by increased volume. The after-tax return on sales for our Automotive sector in North America was 4.8% in 2000, down 0.7 percentage points from 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     In 2000, approximately 17.8 million new cars and trucks were sold in the United States, up from 17.4 million units in 1999. Our share of those unit sales was 23.7% in 2000, down 0.1 percentage points from 1999.

     Our Automotive sector losses in Europe were $1,130 million from continuing operations in 2000, compared with earnings of $50 million a year ago. The decline reflected primarily the second quarter 2000 charge of $1,019 million related to asset impairment and restructuring costs for Ford brand operations.

     In 2000, approximately 17.9 million new cars and trucks were sold in our nineteen primary European markets, down from 18.2 million units in 1999. Our share of those unit sales was 10% in 2000, down 0.2 percentage points from 1999, reflecting primarily an increase in market share related to our acquisitions of Volvo Car and Land Rover, offset by a decrease in market share for Ford-brand vehicles. The decrease in our Ford brand share reflected primarily continued aggressive competition.

     Our Automotive sector in South America lost $240 million from continuing operations in 2000, compared with a loss of $444 million in 1999. The improvement reflected primarily higher vehicle margins resulting from cost reductions and improved product mix and pricing.

     In 2000, approximately 1.5 million new cars and trucks were sold in Brazil, compared with 1.3 million in 1999. Our share of those unit sales was 9.1% in 2000, down 0.6 percentage points from 1999. The decline in market share reflected increased competition.

     Automotive sector earnings from continuing operations in the Rest of World were $108 million in 2000, compared with earnings of $87 million in 1999.

     New car and truck sales in Australia, our largest market in Rest of World, were approximately 788,000 units in 2000, essentially unchanged from 1999. In 2000, our combined car and truck market share in Australia was 15.7%, down 1.9 percentage points from 1999, reflecting primarily strong competitive pressures.


FINANCIAL SERVICES SECTOR RESULTS OF OPERATIONS

     Earnings of our Financial Services sector consist primarily of two segments, Ford Credit and Hertz. Details of our Financial Services sector earnings for 2001, 2000, and 1999 are shown below (in millions):

                                                                       Net Income/(Loss)
                                                             -----------------------------------
                                                                2001        2000         1999
                                                             ----------- ---------- ------------
          Ford Credit                                          $839       $1,536      $1,261
          Hertz                                                  23          358         336
          Minority interests and other                          (48)        (108)        (81)
                                                               ----       ------      ------

           Total Financial Services sector                     $814       $1,786      $1,516
                                                               ====       ======      ======

2001 Compared with 2000
-----------------------

     Ford Credit's consolidated net income in 2001 was $839 million, down $697 million or 45% from 2000. Excluding Ford Credit's share of the charges associated with the Revitalization Plan and the ongoing impact of SFAS No. 133, net income was $1.2 billion, down $336 million compared with 2000, due primarily to a higher provision for credit losses, offset partially by favorable earnings effects related to securitization transactions, higher financing volumes of finance receivables and operating leases and improved financing margins.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table summarizes the effects of securitization transactions on Ford Credit's earnings for the years indicated (in millions on a pre-tax basis):

                                                            2001                 2000                  1999
                                                       ----------------    -----------------     -----------------
    Gains on sales of receivables                          $  739              $   14                 $   83
    SFAS No. 133 fair value basis
     adjustment                                              (327)                  -                      -
                                                           ------              ------                 ------
      Net gain                                                412                  14                     83
    Servicing fees collected                                  456                 190                    136
    Interest income from retained
     securities                                               379                 152                    173
    Excess spread and other                                   186                 201                     41
                                                           ------              ------                 ------
     Total investment and other income
      related to securitization                            $1,433              $  557                 $  433
                                                           ======              ======                 ======
    Memo:
      Total investment and other income
       related to securitization
       (excluding SFAS No. 133)                            $1,760              $  557                 $  433

     Securitization revenue includes the gains on sales of finance receivables, as well as the interest earned on retained securities, servicing fee income from sold receiveables that Ford Credit continues to service, and other income related to interest-only strips. Interest-only strips, also referred to as excess spread, represent Ford Credit's right to receive collections on sold receivables in excess of the amount needed to pay principal and interest payments to investors and servicing fees.

     Gains or losses on sales of receivables are recognized in the period in which they are sold. As shown above, in 2001 such gains were $412 million, compared with $14 million and $83 million in 2000 and 1999, respectively. The sale of receivables has the impact of reducing Ford Credit's financing margins in the year the receivables are sold as well as in future years. The net impact of securitizations on Ford Credit's earnings in a given year will vary depending on the amount, type of receivable and timing of securitizations in the current year and the preceding two to three year period, as well as the interest rate environments at the time the finance receivables were originated and securitized. The following table shows the estimated after-tax impact of securitization for the years indicated, net of the effect of reduced financing margins resulting from the foregone earnings of sold receivables (in millions):


                                                                  2001                2000             1999
                                                            ------------------    -------------    -------------
           Total investment and other income
            related to securitization
            (excluding SFAS No. 133)                            $1,760              $  557           $    3
           Impact of current-year receivable
            sales on financing margin                           (1,059)               (243)            (218)
           Impact of prior-year receivable
            sales on financing margin                             (611)               (521)            (158)
                                                                ------              ------           ------
            Pre-tax impact of securitization                        90                (207)              57
           Tax                                                     (33)                 77              (21)
                                                                ------              ------           ------
            After-tax impact of securitization                  $   57              $ (130)          $   36
                                                                ======              ======           ======

     Because we do not expect another sharp decline in interest rates, and Ford Credit is planning to sell a smaller amount of finance receivables, we do not anticipate that the gains on sales of receivables will continue at the level experienced in 2001. As a result of the large increase in the use of securitization in 2001, we also anticipate that there will be a significant unfavorable effect on Ford Credit's financing margin in 2002.

     Earnings at Hertz in 2001 were $23 million. In 2000, Hertz had earnings of $358 million. The decrease in earnings was primarily due to lower car rental volume in the United States, reflecting the adverse impact on business travel and pricing of the slowdown in the United States economy.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2000 Compared with 1999
-----------------------

     Ford Credit's consolidated net income in 2000 was $1,536 million, up $275 million or 22% from 1999. Compared with 1999, the increase in earnings reflected primarily improved net financing margins and a higher level of receivables, offset partially by higher credit losses and operating costs.

     Earnings at Hertz in 2000 were $358 million. In 1999, Hertz had earnings of $336 million. The increase in earnings reflected primarily strong volume-related performance, offset partially by downward pricing pressure and higher interest costs.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

     For the Automotive sector, liquidity and capital resources include cash generated from operations, gross cash balances, our ability to raise funds in capital markets and committed credit lines.

     Gross Cash - Automotive gross cash includes cash and marketable  securities
     ----------
and assets contained in a Voluntary Employee Beneficiary Association ("VEBA") trust, which reflect financial assets available to fund the business and pay future obligations in the near term, as summarized below (in billions):

                                                          December 31,
                                               ---------------------------------
                                                  2001        2000       1999
                                               ----------  ---------- ----------


Cash and cash equivalents                      $  4.1      $  3.4     $  2.8
Marketable securities                            10.9        13.1       18.9
VEBA                                              2.7         3.7        3.7
                                               ------      ------     ------
   Gross cash                                  $ 17.7      $ 20.2     $ 25.4
                                               ======      ======     ======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     In managing our business, we classify changes in gross cash in three categories: operating related (including capital expenditures and capital transactions with the Financial Services sector), acquisitions and divestitures and financing related. Changes for the last three years are summarized below (in billions):

                                                                                         December 31,
                                                                               ---------------------------------
                                                                                 2001        2000       1999
                                                                               ----------  ---------- ----------
   Present year-end gross cash                                                  $17.7       $20.2      $25.4
   Prior year-end gross cash                                                     20.2        25.4       25.7
                                                                                -----       -----      -----
    Present over (under) prior                                                  $(2.5)      $(5.2)     $(0.3)
                                                                                =====       =====      =====

   Operating related cash flows
    Automotive net income/(loss)                                                $(6.3)      $ 3.6      $ 5.0
    Capital expenditures                                                         (6.4)       (7.4)      (7.1)
    Depreciation and amortization                                                 5.3         5.4        5.2
    Impairment charges (depreciation and amortization)                            3.8         1.1          -
    Changes in working capital a/                                                 4.6         4.1       (1.9)
    Capital transactions with Financial Services sector b/                        0.4         0.7        0.4
    All other                                                                    (0.1)       (0.7)       4.5
                                                                                -----       -----      -----
     Total operating related                                                      1.3         6.8        6.1


   Acquisitions and divestitures                                                 (2.3)       (2.7)      (5.8)


   Financing related
    Value Enhancement Plan                                                          -        (5.6)         -
    Dividends to shareholders                                                    (1.9)       (2.8)      (2.3)
    Issuance of common stock                                                      0.5         0.6        0.3
    Purchase of common stock                                                     (1.8)       (1.8)      (0.7)
    Changes in total Automotive Sector debt                                       1.7         0.3        2.1
                                                                                -----       -----      -----
     Total financing related                                                     (1.5)       (9.3)      (0.6)
                                                                                -----       -----      -----
      Total change in gross cash                                                $(2.5)      $(5.2)     $(0.3)
                                                                                =====       =====      =====
------------
a/ Working capital includes current assets (excluding cash and marketable securities) less current liabilities (excluding the current portion of long-term debt).
b/ Includes capital contributions, dividends, loans, loan repayments and asset sales.

     In 2001, we spent $6.4 billion for capital goods, such as machinery, equipment, tooling, and facilities, used in our Automotive sector. This was down $1.0 billion from 2000, reflecting primarily a reduced number of product introductions. Capital expenditures were 4.8% of sales in 2001, down 0.4 percentage points from a year ago.

     The $4.6 billion improvement in working capital in 2001 reflected primarily lower receivables ($2.2 billion in 2001 compared with $4.7 billion in 2000), resulting largely from implementation of Ford's best practices for receivables management (mainly at Volvo and Land Rover) and inventory improvements across much of the company ($6.2 billion in 2001 compared with $7.5 billion in 2000).

     Dividends totaling $400 million were paid from Ford Credit to Ford in 2001. However, no dividend payments were made in the fourth quarter of 2001. Additionally, in January 2002, $700 million of cash was contributed from Ford to Ford Credit as additional equity, which lowered Ford Credit's debt-to-equity ratio to 14.1 to 1 (calculated on a basis that treats proceeds from securitized funding as debt).

     In 2001, we spent $2.0 billion for acquisitions of other companies (primarily the final payment of $1.6 billion to AB Volvo for our acquisition of Volvo Car) and contributed $735 million to the Financial Services sector for the purchase of the minority interest in Hertz. These expenditures were offset partially by divestitures (primarily proceeds of about $400 million from the sale of assets to our Getrag transmissions joint venture).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     In 2001, we spent $1.8 billion for purchases of our common stock under our $5 billion share repurchase program ($1.2 billion) and our anti-dilutive share repurchase program. Issuances of common stock in 2001, reflecting primarily employee stock option exercises, resulted in the receipt of proceeds of $500 million.

     Debt and Net Cash - At December 31, 2001, our  Automotive  sector had total
     -----------------
debt of $13.8 billion, up $1.7 billion from a year ago. The weighted average maturity of this debt is approximately 28 years, of which $902 million matures by December 31, 2006. At December 31, 2001, our Automotive sector had net cash (defined as gross cash less total of long-term debt and current portion of long-term debt) of $3.9 billion, compared with $8.1 billion and $13.7 billion at the end of 2000 and 1999, respectively.

     Credit  Facilities - At December 31, 2001, the  Automotive  sector had $8.6
     ------------------
billion of contractually committed credit agreements with various banks; 87.4% of this amount is available through June 30, 2006. Ford also has the ability to transfer, on a non-guaranteed basis, $7.4 billion and $598 million of these credit lines to Ford Credit and Ford Credit Europe, respectively.

     Cumulative Convertible Trust Preferred Securities - On January 30, 2002, we
     -------------------------------------------------
sold 100 million shares of Cumulative Convertible Trust Preferred Securities to the public at a price of $50 per share, for net proceeds (after underwriting commissions, but before expenses) of $4,900,000,000. The proceeds will be used for general corporate purposes. The preferred securities were issued by Ford Motor Company Capital Trust II, the sole assets of which are the junior subordinated convertible debentures due January 15, 2032 of Ford Motor Company. The preferred securities can be converted into shares of Ford common stock at any time at a conversion price of $17.70 per share. If converted, the aggregate amount of additional shares of Ford common stock that would be outstanding would be about 282 million shares.


Financial Services Sector
-------------------------

     Ford Credit

     Debt and Cash - Ford Credit's total debt was $146.3 billion at December 31,
     -------------
2001, equal to last year. Outstanding commercial paper at December 31, 2001 totaled $15.7 billion at Ford Credit, with an average remaining maturity of 48 days. At December 31, 2001, Ford Credit had cash and cash equivalents of $2.9 billion. In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs. This excess funding is referred to as "overborrowings." Of the $2.9 billion of cash and cash equivalents, $1.9 billion represented these overborrowings.

     Funding - Ford Credit requires  substantial funding in the normal course of
     -------
business.  Ford Credit's  funding  requirements are driven mainly by the need to
(i) purchase retail installment sale contracts and vehicle leases to support the sale of Ford products, which to a large extent are influenced by Ford-sponsored special financing and leasing programs that are available exclusively through Ford Credit, and (ii) repay its debt obligations.

     Funding sources for Ford Credit include the sale of commercial paper, issuance of term debt, the sale of receivables and, in the case of Ford Credit Europe, the issuance of certificates of deposit to diverse investors in various markets.

     Ford Credit's commercial paper issuances are used to meet short-term funding needs. Ford Credit has commercial paper programs in the United States, Europe, Canada and other international markets. It reduced the amount of its outstanding global commercial paper from $42.3 billion at the end of 2000 to $15.7 billion ($13.8 billion net of overborrowings) at December 31, 2001 by replacing such funding with term-debt and proceeds from the sale of receivables. During 2002, Ford Credit plans to maintain its commercial paper outstanding at levels of around $5 billion to $7 billion, net of overborrowings. Ford Credit also obtains short-term funding through the issuance of variable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

denomination, floating rate demand notes through its Ford Money Market Account program. At December 31, 2001, $4.0 billion of such notes were outstanding. Bank borrowings by Ford Credit's foreign affiliates are an additional source of short-term funding.

     Long-term funding requirements for Ford Credit are met through the issuance of a variety of debt securities underwritten in both the United States and international capital markets. During 2001, Ford Credit issued approximately $40.3 billion of term-debt with maturities of two to ten years. During 2002, Ford Credit plans to raise $15 billion to $20 billion through term debt issuances and $15 billion to $20 billion through securitization transactions (excluding securitization transactions relating to asset backed commercial paper programs), which are discussed below. Other sources of funds include bank borrowings, mainly in countries where capital markets are less competitive.

     Beginning in 2000, Ford Credit modified its funding strategy to reduce its reliance on short-term funding. Ford Credit increased its use of selling finance receivables in securitization transactions because of its lower relative cost (as described below) and issued a larger amount of unsecured long-term debt to improve its liquidity. Ford Credit will continue to use securitization as long as it provides added funding and remains cost efficient. Ford Credit also developed additional funding sources and capacity to maintain a diversified funding portfolio, such as wholesale receivables securitization and asset-backed commercial paper programs.

     As a result of this funding strategy, the decline in debt ratings Ford Credit experienced in 2001 and 2000 did not have a material impact on its abilty to fund operations and maintain liquidity, although its access to the commercial paper market has declined. In 2002, Ford Credit's funding strategy will continue to focus on improving liquidity and making diverse and competitive funding sources available. We believe that this funding strategy will allow Ford Credit to maintain liquidity through difficult economic conditions. Any further lowering of Ford Credit's debt ratings would increase its borrowing costs and potentially constrain certain funding availability from the capital markets. This in turn likely would cause Ford Credit to rely more heavily on funding through securitization transactions. However, Ford Credit's ability to securitize its receivables may be affected by the following factors: the amount and credit quality of receivables available to sell, the performance of receivables sold in previous transactions, general demand for the type of receivables Ford Credit offers, and Ford Credit's debt ratings. If as a result of any of these or other factors, the cost of securitized funding significantly increased or securitized funding was no longer available to Ford Credit, its liquidity would be adversely impacted.

     The cost of both unsecured term debt and funding through securitization transactions is based on the margin (or spread) over a benchmark interest rate, such as the London Interbank Offered Rate or interest rates paid on U.S. Treasury Notes of similar maturities. Spreads are typically measured in basis points, where one basis point equals one one-hundredth of one percent (0.01%). The relative stability of spreads for funding through securitization transactions compared with unsecured term-debt funding spreads and diversification of funding sources are the primary reasons Ford Credit securitizes assets as a funding source. Since 1998, the fixed rate spread on Ford Credit's securitized funding has been at a level between 48 and 99 basis points above comparable U.S. Treasury rates, while Ford Credit's unsecured term-debt funding spreads have fluctuated from as low as 50 basis points to over 264 basis points above comparable U.S. Treasury rates.

     Over the last year, Ford Credit significantly increased its use of securitization transactions because, as discussed above, they have become a more cost-effective source of funds than unsecured financing sources. For 2001, 2000 and 1999, Ford Credit's proceeds from the sale of finance receivables are shown below (in billions):

                   Receivable Type                  2001      2000     1999
                   ---------------                --------- --------- --------
                   Retail                         $32.0     $19.2      $8.7
                   Wholesale                        8.8       0.3       1.2
                                                  -----     -----      ----
                        Net Proceeds...           $40.8     $19.5      $9.9
                                                  =====     =====      ====

     In addition, in January of 2002 Ford Credit sold receivables resulting in $9.6 billion of proceeds.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     For additional liquidity, Ford Credit maintains contractually committed credit facilities with banking institutions that totaled $14 billion at December 31, 2001, including $4.5 billion available for Ford Credit Europe. The majority of these facilities are available through June 30, 2006 and $1 billion was in use at December 31, 2001 (primarily by affiliates outside of the United States and Europe). In addition, Ford Credit and Ford Credit Europe may at Ford's option use $7.4 billion and $598 million, respectively, of Ford's committed credit facilities, which also are available through June 30, 2006. At December 31, 2001, banks also provided $12.5 billion of facilities to support Ford Credit's asset-backed commercial paper program.

     Ford Credit also has entered into agreements with several bank-sponsored, commercial paper issuers under which such issuers are contractually committed to purchase from Ford Credit, at Ford Credit's option, up to an aggregate of $12.4 billion of receivables. These agreements have varying maturity dates between June 27, 2002 and December 12, 2002. As of December 31, 2001, approximately $5.6 billion of these commitments were utilized.

     Special Purpose  Entities - Ford Credit  regularly uses  securitization  to
     -------------------------
finance its operations. Ford Credit securitizes retail installment sales contracts with the most frequency. Ford Credit also securitizes receivables from Ford-franchised dealers and non-Ford dealers representing loans used to finance their automobile floorplan inventories, generally referred to as wholesale receivables or floorplan receivables. Ford Credit occasionally engages in securitization of operating leases.

     In a typical securitization, Ford Credit sells a pool of finance receivables to a wholly-owned, bankruptcy-remote special purpose subsidiary that establishes a separate special purpose trust ("SPE") and transfers the receivables to the trust in exchange for the proceeds from the securities issued by the trust. Following the transfer of the sold receivables to the SPE, the receivables are no longer assets of Ford Credit and the sold receivables no longer appear on our balance sheet. The SPE issues interest-bearing securities, usually notes or certificates of various maturities and interest rates, secured by future collections on the sold receivables and related collateral. These securities, commonly referred to as asset-backed securities, are structured into senior and subordinate classes. The senior classes have priority over the subordinated classes in receiving collections from sold receivables and may also benefit from other enhancements such as over collateralization, excess spread and cash reserve funds. These securities generally are rated by at least two independent rating agencies and sold in registered public offerings or in private transactions exempt from registration under U.S. securities laws.

     Ford Credit uses SPEs in securitization transactions to achieve, for the benefit of securitization investors, isolation of the sold receivables so that the receivables securing the securities issued by the SPE would be beyond the reach of Ford Credit's creditors. The use of SPEs in this way allows the SPE to issue highly-rated securities in a highly-liquid and efficient market, thereby providing Ford Credit with a cost-effective source of funding. The two-tiered sale of receivables to a wholly-owned subsidiary and then to the SPE is conventional in the asset backed securitization market. Most of these SPEs are classified as qualifying special purpose entities consistent with the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, because of the nature of the assets held by these entities and the limited nature of their activities. None of our or Ford Credit's officers, directors or employees holds any equity interest in the SPEs or receives any direct or indirect compensation from the SPEs. The SPEs do not own stock in either Ford or Ford Credit or any of their affiliates.

     Ford Credit or its affiliates often retain interests in the sold receivables. The retained interests may include senior and subordinated securities, restricted cash held for the benefit of the SPEs and interest-only strips. Subordinated securities represent lower rated classes of securities issued by the SPEs. Restricted cash is funded initially by a small portion of proceeds from the sale of receivables that may be used to pay principal and interest to SPE investors, with unrestricted cash returned to Ford Credit after investors are fully paid. Interest-only strips, also referred to as excess spread, represent the right to receive collections on the sold finance receivables in excess of amounts needed by the SPE to pay interest and principal to investors and servicing fees. The retained interests serve as credit enhancements to the holders of the more senior securities issued by the SPEs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     At December 31, 2001 and 2000, the total outstanding principal amount of receivables sold by Ford Credit that was held by SPEs was $58.7 billion and $28.4 billion, respectively. At those dates, Ford Credit's retained interests in such sold receivables were $12.5 billion and $3.7 billion, respectively.

     Ford Credit has no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default. The holders of the asset-backed securities have no recourse to Ford Credit or its other assets for credit losses on the sold receivables and have no ability to require Ford Credit to repurchase their securities. Ford Credit does not guarantee any securities issued by SPEs. However, as is customary in asset-backed securitization transactions, Ford Credit as the seller of the finance receivables to the SPE, is obligated to provide certain kinds of support. These support obligations fall into three basic categories:

     Indemnification. Ford Credit is obligated to indemnify the SPE for breaches of representations and warranties made at the time the receivables are originally transferred to the SPE, and certain tax liabilities incurred by the trust or the holder of the securities issued by the SPE.

     Receivable repurchase obligations. The rating agencies specify eligibility criteria for receivables permitted to be included in securitizations. Ford Credit makes representations and warrants to the SPE that the sold receivables meet the eligibility criteria. If a breach of any of our representations and warranties as to the eligibility of a sold receivable is later discovered, the SPE may require us to repurchase the non-conforming receivable from the SPE. The repurchase price is the face value of the receivable plus accrued interest.

     Mandatory sale of additional receivables. Ford Credit uses both amortizing and revolving structures in its securitizations. In most amortizing structures, the SPE issues securities that will receive monthly payments of principal and interest and therefore amortize down as principal collections are received. In revolving structures, the SPE issues securities that only receive monthly interest payments for a set period of time, called the revolving period, before receiving repayments of principal. Because the principal amount of the issued securities remains constant during the revolving period while the principal balance of the underlying finance receivables are declining, Ford Credit, as the sponsor of the securitization transaction, is required to replenish or "top up" the SPE with new receivables, which are paid for by the SPE with proceeds from principal collections on the sold receivables during the revolving period.

     In addition, in connection with securitization transactions, the SPE engages Ford Credit to collect and service the sold receivables for a servicing fee of 1% of the principal amount of the receivables. As servicer of the sold receivables, Ford Credit is entitled to grant extensions and make adjustments to obligors if such extensions and adjustments are consistent with our servicing policies and procedures. However, if Ford Credit makes material changes to a receivable, including changes to the interest rate, changes in the amount or number of monthly payments or extensions of the final payment date of any receivable beyond certain established dates, Ford Credit is required to repurchase the affected receivable from the SPE at face value plus accrued interest.


     Hertz

     Hertz requires funding for the acquisition of revenue earning equipment, which consists of vehicles and industrial and construction equipment. Hertz purchases this equipment in accordance with the terms of agreements negotiated with automobile and equipment manufacturers. The financing requirements of Hertz are seasonal and are mainly explained by the seasonality of the travel industry. Hertz's fleet size, and its related financing requirements, generally peak in the months of June and July, and decline during the months of December and January. Hertz accesses the global capital markets to meet its funding needs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Hertz maintains domestic and foreign commercial paper programs to cover short-term funding needs, and also draws from bank lines, as a normal business practice, to fund international needs. Hertz also is active in the medium-term and long-term debt markets.

     During 2001, Hertz aligned its funding strategy with Ford Credit's by reducing its reliance on commercial paper and increasing its use of long-term funding sources to improve its liquidity, and is planning on launching an asset-backed securitization program during the second quarter of 2002.

     At December 31, 2001, Hertz had committed credit facilities totaling $3.4 billion. Of this amount, $2.6 billion represents global and other committed credit facilities ($1.1 billion of which are available through June 30, 2006 and $1.6 billion of which have various maturities of up to four years); $200 million consists of seasonal short-term facilities; and $500 million consists of a revolving credit line provided by Ford, which currently expires in June 2003.

Total Company
-------------

     Stockholders'  Equity  - Our  stockholders'  equity  was  $7.8  billion  at
     ---------------------
December 31, 2001, down $10.8 billion compared with December 31, 2000. This decrease reflected primarily net losses of $5.5 billion, dividend payments of $1.9 billion, foreign currency translation adjustments of $1.2 billion (primarily reflecting weakening currencies in Europe), a net charge to equity on derivative financial instruments in accordance with SFAS No. 133 of $1.1 billion (primarily foreign currency hedges and interest rate swaps) and $1.2 billion spent on share repurchases.

     Dividends and Share  Repurchases - In October 2001,  our board of directors
     --------------------------------
declared a fourth quarter 2001 dividend on Ford's common and Class B stock of $0.15 per share, which represented a 50% reduction from the $0.30 per share dividend that had been paid since the fourth quarter of 2000. On January 11, 2002, our board of directors further reduced the quarterly dividend on common and Class B stock by declaring a first quarter 2002 dividend of $0.10 per share, which represented a 33% reduction from the fourth quarter 2001 dividend. These dividend reductions will yield cash savings of nearly $1.5 billion annually. Also, during 2001 we purchased $1.2 billion of our common stock under our $5 billion share repurchase program that had commenced in September 2000. However, in May 2001, we suspended share repurchases indefinitely.

     Debt  Ratings - Our  short-  and  long-term  debt are rated by three  major
     -------------
rating agencies: Fitch, Inc. ("Fitch"); Moody's Investors Service, Inc. ("Moody's"); and Standard & Poor's Rating Services, a division of McGraw-Hill Companies, Inc. ("S&P"). In addition to these three rating agencies, we also are rated in several local markets by locally recognized rating agencies. Debt ratings reflect an assessment by the rating agencies of the credit risk associated with particular securities we issue, and are based on information provided by us or other sources that rating agencies consider reliable. Lower ratings generally result in higher borrowing costs and reduced access to capital markets. Long- and short-term debt ratings of BBB- and F3 or higher by Fitch, Baa3 and P-3 or higher by Moody's and BBB- and A3 or higher by S&P are considered "investment grade." However, debt ratings are not recommendations to buy, sell, or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria in evaluating the risk associated to a company, and therefore ratings should be evaluated independently for each rating agency.

     Fitch Ratings. On September 26, 2001, Fitch lowered the long-term debt ratings of Ford, Ford Credit and Hertz from A+ to A- and lowered Ford Credit's and Hertz' short-term debt ratings from F1 to F2 with a negative outlook for all entities. On January 11, 2002, Fitch lowered the long-term debt ratings of Ford, Ford Credit and Hertz from A- to BBB+, confirmed Ford Credit's and Hertz's short-term debt rating at F2, and confirmed the rating outlook for all companies as negative.

     Moody's Ratings. On October 18, 2001, Moody's lowered Ford's long-term debt rating from A2 to A3, affirmed Ford Credit's long- and short-term debt ratings at A2 and Prime-1, respectively, and changed the rating outlook for both companies  from  stable to  negative.  Moody's  also  lowered  Hertz'  long- and short-term debt ratings from A3 to Baa1 and from Prime-1 to Prime-2, respectively, and changed its rating

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

outlook on Hertz to negative. On January 16, 2002, Moody's lowered Ford's long term debt rating fromA3 to Baa1, lowered Ford Credit's long- and short-term debt ratings from A2 to A3 and from Prime-1 to Prime-2, respectively, and confirmed the rating outlook of both companies as negative. Moody's also lowered Hertz' long-term debt rating from Baa1 to Baa2, confirmed its short-term debt rating at Prime-2 and confirmed its rating outlook as negative.

     S&P Ratings. On October 15, 2001, S&P lowered the long-term debt ratings of Ford and Ford Credit from A to BBB+, lowered Ford Credit's short-term debt rating from A-1 to A-2, and changed the rating outlook for both companies from negative to stable. S&P also lowered Hertz's long- and short-term debt ratings from A- to BBB and from A-1 to A-2, respectively, and changed its rating outlook to stable. On January 11, 2002, S&P changed the rating outlook for all companies to negative.

     Contractual  Obligations and  Commitments - For information  regarding debt
     -----------------------------------------
and other obligations of the Automotive and Financial Services sectors, including amounts maturing in each of the next five years, see Note 11 of the Notes to our Consolidated Financial Statements. In addition, we, as part of our normal business practices, enter into long-term arrangements with suppliers for purchases of certain raw materials, components and services. These arrangements may contain fixed/minimum quantity purchase requirements. We enter into such arrangements to facilitate adequate supply of these materials and services.


HERTZ PURCHASE

     In March 2001, through a tender offer and a merger transaction, we acquired (for a total price of about $735 million) the common stock of Hertz that we did not own, which represented about 18% of the economic interest in Hertz. As a result, Hertz has become an indirect, wholly-owned subsidiary.


NEW ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", effective for all business combinations initiated after June 30, 2001. The Statement requires that the purchase method of accounting be used for all business combinations and specifies that certain acquired intangible assets in a business combination be recognized as assets separately from goodwill and existing intangible assets and goodwill be evaluated for these new separation requirements. We do not expect adoption of this Statement to have a material impact on our consolidated financial position or results of operations.

     We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Goodwill and certain intangible assets will no longer be amortized, but will be subject to an annual impairment test. At year-end 2001, we had goodwill of $6.6 billion and other intangible assets of $1.3 billion. We are presently evaluating the amount of the transitional impairment, which may range up to $2 billion or more, related to Kwik-Fit and other investments. Goodwill and indefinite-lived intangible asset amortization of about $250 million after taxes was charged to income in 2001.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. We will adopt the Statement on January 1, 2003. Although we are assessing the impact, we do not expect adoption of this Statement to have a material impact on our consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and long-lived assets and components of an entity to be disposed of. We adopted this Statement on January 1, 2002. Although we are

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

assessing the impact, we do not expect this Statement to have a material impact on our consolidated financial position or results of operations.


CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements are prepared in conformity with United States generally accepted accounting principles. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting principles which we believe are the most important to aid in fully understanding our financial results are the following:

     Product warranties - estimated warranty costs for each vehicle sold by us are accrued at the time the vehicle is sold to a dealer. Estimates for warranty costs are made based primarily on historical warranty claim experience. Included in our warranty cost accruals are costs for basic warranties on vehicles we sell, extended service plans (i.e., where customers pay a fee to have extended warranty coverage beyond the base warranty period), product recalls and customer satisfaction actions outside the base warranty. An example of a customer satisfaction action would be our Firestone tire replacement action begun in May 2001, in which we offered to replace 13 million Firestone tires installed on our vehicles. Warranty cost accruals are adjusted from time to time when actual warranty claim experience differs from that estimated.

     Marketing incentives - costs for customer and dealer cash incentives and costs for special financing and leasing programs that we sponsor through Ford Credit (e.g., 0.0% financing program) are recognized as sales reductions at the later of the date the related vehicle sales are recorded or at the date the incentive program is both approved and communicated. In general, the amount of financing cost that we provide to Ford Credit is the difference between the amounts offered to retail customers and a market-based interest or lease rate. Costs for marketing incentives are based upon assumptions regarding the number of vehicles that will have a specific incentive applied against them. To the extent the actual number of vehicles differs from this estimate, or if a different mix of incentives occurs, the marketing expense accruals are adjusted.

     Retirement benefits - our employee pension and other postretirement benefit (i.e., health care and life insurance) costs and obligations are dependent on our assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, health care cost trends rates, inflation, salary growth, long-term return on plan assets, retirement rates, mortality rates and other factors. We base the discount rate assumption on investment yields available at year-end on AA-rated corporate long-term bond yields. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. Retirement and mortality rates are based primarily on actual plan experience. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense and recorded obligation in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension and other postretirement benefits costs and obligations. See Note 17 of the Notes to our Consolidated Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

     Impairment of long-lived assets - we periodically review the carrying value of our long-lived assets held and used and assets to be disposed of, including goodwill and other intangible assets, when events and circumstances warrant such a review. We evaluate the carrying value of long-lived assets for potential impairment on a regional operating business unit basis using undiscounted after-tax estimated cash flows or on an individual asset basis if the asset is held for sale. See Note 16 of the Notes to our Consolidated Financial Statements for information regarding impairment charges incurred in respect of

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

our North and South American Automotive operations in 2001 and our European Automotive operations in 2000.

     Allowance for credit losses - the allowance for credit losses reflects our estimate of losses inherent in Ford Credit's portfolio of finance receivables and operating leases. These losses result from obligors or lessees failing to timely make principal, interest or lease payments. Our estimates are based on several factors, including prices of used vehicles, loan-to-value ratios, the number of payments remaining to be made on the obligation (all of which affect severity of loss) and economic conditions and the credit risk quality of the portfolio (both of which affect the frequency of defaults). We monitor credit loss performance monthly and we assess the adequacy of our allowance for credit losses quarterly. When we determine an account to be uncollectible, we reduce our finance receivables and lease investments and write off the loss through our allowance for credit losses. We increase our allowance for credit losses by amounts we recover on finance receivables and lease investments we previously charged off as an uncollectible account. For information regarding how Ford Credit manages its credit loss risk, see Item 7A. "Quantitative and Qualitative Disclosures About Market Risk - Ford Credit Market and Other Risks - Credit Risk."

     Depreciation expense on operating leases and residual values - we have a significant number of vehicles in Ford Credit's operating lease portfolio. Our operating lease customers pay us fixed monthly rental payments that we cannot subsequently alter. At lease termination, our operating lease customers have the opportunity of either purchasing the vehicle for the lease-end value specified in their lease contract or returning the vehicle to us. We sell at auction substantially all vehicles returned to us. We estimate the lease-end value based on a proprietary econometric model that uses historical experience and forward-looking information, such as our new product plans, marketing programs and quality metrics. We record depreciation expense for vehicles subject to operating leases on a straight-line basis over the term of the lease in amounts necessary to reduce the vehicle to its estimated residual value at the end of the lease term. Accumulated depreciation is reflected on our balance sheet and is included in our net investment in operating leases.

     Initially, depreciation expense is based on our assessment of lease-end residual value at the time of contract origination. Monthly, we monitor vehicle line performance and, quarterly, we review the adequacy of our accumulated depreciation reserve. The most significant factors we examine to assess whether adjustments are required are: lease termination volumes, vehicle return rates and expected used-car values at the end of the lease terms. If we determine that modifications are necessary, we will record adjustments to accumulated depreciation through earnings over the remaining life of the affected vehicles in our portfolio.


OUTLOOK

Industry Sales Volumes and Financial Results
--------------------------------------------

Our outlook for car and truck (including heavy trucks) industry sales in 2002 in our major markets is as follows:

     United States  --   approximately 16.5 million units, compared with the
                         17.5 million units sold in 2001
     Europe         --   approximately 16.9 million units, compared with the
                         17.8 million units sold in 2001 (both figures based on
                         nineteen markets)
     Brazil         --   approximately 1.4 million units, compared with the 1.6
                         million units sold in 2001
     Australia      --   approximately 790,000 units, compared with the 773,000
                         units sold in 2001

     Based on these and other assumptions (e.g., assumptions regarding marketing costs, which are expected to be higher in 2002), we expect 2002 earnings (excluding unusual items) to be about breakeven,

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

with the  Automotive  sector  incurring  significant  losses  and the  Financial
Services sector providing offsetting profits. In addition, we expect the operating related changes in gross cash for the Automotive sector (calculated on the basis described under "Liquidity and Capital Resources - Automotive Sector - Gross Cash) to be negative in 2002. Similar to the improvements in cost and the other expected benefits of the Revitalization Plan, we expect to achieve meaningful improvements in such operating cash flow by mid-decade.


2002 Financial Milestones
-------------------------

     We have set and communicated certain financial milestones for 2002. While we hope to achieve these goals, they should not be interpreted as projections, expectations or forecasts of 2002 results. The financial milestones for 2002 are as follows:

     Restructuring Priorities                   2002 Milestone
     ------------------------                   --------------
     Communicate/implement plans                Report on progress
     Quality (U.S.)                             Improve J.D. Power Initial Quality Survey
     Capacity utilization (North America)       Improve by 10%
     Non-product-related cost                   Reduce by $2 billion
     Divest non-core operations                 $1 billion cash realization

     Financial Results
     -----------------
     Corporate
       Pre-tax earnings (excluding
            unusual items)                      Positive
       Capital spending                         $7 billion
     Europe                                     Improve results
     South America                              Improve results

Risk Factors
------------

     Statements included or incorporated by reference herein may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation: increasing price competition in the U.S. and Europe resulting from industry overcapacity, currency fluctuations or other factors; a significant decline in industry sales, particularly in the United States or Europe, resulting from slowing economic growth or other factors; lower-than-anticipated market acceptance of our new or existing products; currency or commodity price fluctuations; availability of fuel; a market shift from truck sales in the United States; lower-than-anticipated residual values for leased vehicles; a credit rating downgrade, labor or other constraints on our ability to restructure our business; increased safety, emissions, fuel economy or other regulation resulting in higher costs and/or sales restrictions; work stoppages at key Ford or supplier facilities or other interruptions of supplies; the discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, increased warranty costs or litigation; insufficient credit loss reserves; and our inability to implement the Revitalization Plan.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

OVERVIEW

     We are exposed to a variety of market and other risks, including the effects of changes in foreign currency exchange rates, commodity prices, interest rates, as well as risks to availability of funding sources, hazard events, and specific asset risks. These risks affect our Automotive and Financial Services sectors differently. We monitor and manage these exposures as an integral part of our overall risk management program, which includes regular reports to a central management committee that oversees global risk management practices. Our risk management program recognizes the unpredictability of markets and seeks to reduce profit volatility. For more information on these financial exposures, see Notes 1 and 14 of the Notes to our Consolidated Financial Statements.

     Our Automotive and Financial Services sectors also are exposed to liquidity risk, or the possibility of having to curtail their businesses or being unable to meet present and future financial obligations as they come due because funding sources may be reduced or become unavailable. We, and particularly Ford Credit, which comprises substantially all of our Financial Services sector, maintain plans for sources of funding to ensure liquidity through any economic or business cycle. As discussed in greater detail in Item 7, our funding sources include commercial paper, term debt, sale of receivables through securitization transactions, committed lines of credit from major banks, and other sources.

     We also are exposed to a variety of insurable risks, such as loss or damage to property, liability claims, and employee injury. We protect against these risks through a combination of self insurance and the purchase of commercial insurance designed to protect against events that could generate significant losses.

     The market and counterparty risks of our Automotive sector and Ford Credit are discussed and quantified below.


AUTOMOTIVE MARKET AND COUNTERPARTY RISK

     Our Automotive sector frequently has expenditures and receipts denominated in foreign currencies, including the following: purchases and sales of finished vehicles and production parts, debt and other payables, subsidiary dividends, and investments in affiliates. These expenditures and receipts create exposures to changes in exchange rates. We also are exposed to changes in prices of commodities used in our Automotive sector.

Foreign Currency Risk
---------------------

     Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in exchange rates. We use derivative instruments to hedge assets, liabilities and firm commitments denominated in foreign currencies. Our hedging policy is designed to reduce income volatility and is based on clearly defined guidelines. Speculative actions are not permitted. In our hedging actions, we use primarily instruments commonly used by corporations to reduce foreign exchange, interest rate and other price risks (e.g., forward contracts, options and interest rate swaps). We use a value-at-risk ("VAR") analysis to evaluate our exposure to changes in foreign currency exchange rates. The primary assumptions used in the VAR analysis are as follows:

     o A Monte Carlo simulation model is used to calculate changes in the value of currency derivative instruments (e.g., forwards and options) and all significant underlying exposures. The VAR analysis includes an 18-month exposure and derivative hedging horizon and a one-month holding period.

     o The VAR analysis calculates the potential risk, within a 99% confidence level, on cross-border currency cash flow exposures, including the effects of foreign currency derivatives. (Translation exposures are not included in the VAR analysis). The Monte Carlo simulation model uses historical volatility and correlation estimates of the underlying assets to produce a large number of future price scenarios, which have a statistically lognormal distribution.

     o Estimates of correlations and volatilities are drawn primarily from the RiskMetricsTM datasets.

     Hedging actions substantially reduce our risk to changes in currency rates. Based on our overall currency exposure (including derivative positions) during 2001, the risk during 2001 to our pre-tax cash flow from currency movements was on average $300 million, with a high of $350 million and a low of $275 million. At December 31, 2001, currency movements are projected to affect our pre-tax cash flow over the next 18 months by less than $275 million, within a 99% confidence level. Compared with our projection at December 31, 2000, the 2001 VAR amount is approximately $25 million lower, primarily because of decreased currency exchange rate volatility.

Commodity Price Risk
--------------------

     Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as non-ferrous (e.g., aluminum) and precious metals (e.g., palladium, platinum and rhodium), ferrous alloys (e.g., steel), energy (e.g., natural gas) and plastics (e.g., polypropylene), which we use in the production of motor vehicles. We use derivative instruments to hedge the price risk associated with the purchase of those commodities that we can economically hedge. The fair value liability of such contracts, excluding the underlying exposures, as of December 31, 2001 and 2000 was approximately a negative $259 million and a positive $56 million, respectively. The potential change in the fair value of commodity forward and option contracts, assuming a 10% change in the underlying commodity price, would be approximately $267 million and $280 million at December 31, 2001 and 2000, respectively. This amount excludes the offsetting impact of the price change we would experience in purchasing the underlying commodities.

     In addition to these price-hedging activities, our procurement activities ensure that we have adequate supplies of raw materials used in our business. These procurement activities utilize forward purchase contracts, long-term supply contracts and stockpiles. The $1 billion pre-tax write-down of precious metals, discussed in Note 16 of the Notes to our Consolidated Financial Statements, related to these procurement activities. In conjunction with this write-down, we modified our processes so that any price-hedging inherent in our procurement activities is executed by or coordinated with our Treasurer's Office, which manages our price-hedging activity.

     Our price-hedging policy is based on clearly defined guidelines. Speculative actions are not permitted. In 2001, we enhanced our risk evaluation to include a VAR analysis, using historical volatilities, to evaluate our exposure to changes in commodity prices given our financial hedges, forward procurement and supply contracts on those commodities which we hedge.

     Based on our commodity exposure and related hedging activity, at December 31, 2001, commodity price movements are projected to affect our pre-tax cash flow over the next twelve months by up to $167 million, within a 99% confidence level. Over the last year the VAR measurements averaged $339 million, with a high of $625 million and a low of $167 million. These risk levels are substantially lower than they would otherwise be without hedging actions.


Counterparty Risk
-----------------

     Counterparty risk relates to the loss we could incur if a counterparty defaulted on an investment or a derivative contract. Exposures managed are financial and primarily relate to investments in fixed-income products and derivative transactions for the purpose of managing interest rate, currency and commodity risk. We, together with Ford Credit, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification. Exposures are monitored on a regular basis.

     Our approach to managing counterparty risk is forward-looking and proactive, allowing us to take risk mitigation actions. Exposure limits are established for both mark-to-market and future potential exposure, based on our overall risk tolerance and ratings-based historical default probabilities. A Monte Carlo simulation technique is utilized to generate the potential exposure by tenor, within a 95% confidence level (market convention). Estimates of correlations and volatilities are drawn from RiskMetricsTM datasets.



FORD CREDIT MARKET AND OTHER RISKS

Overview
--------

     Ford Credit is exposed to risks in the normal course of its business activities. In addition to counterparty risk discussed above, Ford Credit is subject to the following additional types of risks that it seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures:

     o Credit risk - the possibility of loss from a customer's failure to make payments according to contract terms.
     o Residual risk - the possibility that the actual proceeds received by Ford Credit upon the sale of returned lease vehicles at lease termination will be lower than its internal forecast of residual values.
     o Market risk - the possibility that changes in future market interest and currency exchange rates or prices will make Ford Credit's positions less valuable.
     o Liquidity risk - the possibility of being unable to meet all current and future obligations in a timely manner.
     o Operating risk - the possibility of errors relating to transaction processing and systems, actions that could result in compliance deficiencies with regulatory standards or fraud by Ford Credit's own employees or outside persons.

     Each form of risk is uniquely managed in the context of its contribution to Ford Credit's overall global risk. Business decisions are evaluated on a risk-adjusted basis and products are priced consistent with these risks. See Ford Motor Credit Company's Annual Report on Form-10 K for the year ended December 31, 2001 for more information on this subject.

Credit Risk
-----------

     Ford Credit extends consumer credit by purchasing retail vehicle installment sale and lease contracts from vehicle dealers. These contracts are divided into segments by credit risk tier, term and whether the vehicle financed or leased is new or used. Segment data are used to ensure that pricing and servicing procedures are commensurate with the risk associated with each contract. Ford Credit has behavioral models to assist in determining the best collection strategies. In general, collection procedures are designed to keep accounts current and to collect on delinquent accounts. As a final step, after reasonable collection efforts have failed, vehicles are repossessed; however, collection efforts of any remaining balance continue until the account is paid in full or determined to be uncollectible.

     Ford Credit also extends non-consumer loans, which include wholesale and other loans to dealers as well as automotive financing for commercial entities. To monitor credit performance, Ford Credit requires dealers to submit monthly financial statements, performs periodic physical audits of vehicles (with more frequent audits for higher risk dealers), and monitors inventory payoffs daily to detect adverse deviations from typical payoff patterns, in which case appropriate actions are taken.

Residual Risk
-------------

     Ford Credit's lease contracts are written with vehicle lease-end values that approximate residual values published in Automotive Leasing Guide. For financial reporting purposes, however, Ford Credit sets the internal value of expected residual values (net of costs) based on a proprietary econometric model that uses historical experience and forward looking information such as new product plans, marketing programs and quality metrics. Any unfavorable difference between the customer contract lease-end value and Ford Credit's internal forecast is accrued and expensed as depreciation. Ford Credit reviews the depreciation rates on leased vehicles quarterly and adjusts them as needed to reflect changes in the projected residual values.

     At lease termination, Ford Credit maximizes residual proceeds through the use of models to determine which geographic market would yield the highest resale value, net of transportation cost. Sometimes, lease extensions or early terminations are offered to take advantage of seasonal resale patterns.

Market Risk
-----------

     The goal of financial market risk management is to reduce the profit volatility effect of changes in interest rates and currency exchange rates. Ford Credit uses various financial instruments, particularly interest rate and currency swaps to manage market risk. Ford Credit is exclusively an end user of these instruments, which are commonly referred to as derivatives; and, does not engage in any trading, market-making or other speculative activities in the derivative markets.

     Since Ford Credit's principal use of derivatives is to eliminate mismatches between the terms of assets and liabilities, changes in interest rates and exchange rates would have generally offsetting effects on the value of Ford Credit's financial assets and derivative instruments and, therefore, would not be expected to have a material impact on Ford Credit's financial position or results of operations. For instance, assuming an instantaneous increase of one percentage point in interest rates applied to all financial assets, debt and hedging instruments, Ford Credit's after-tax earnings would decline by $66 million over the ensuing twelve-month period.


Liquidity Risk
--------------

     One of Ford Credit's major objectives is to maintain funding availability through any economic or business cycle. Ford Credit focuses on developing funding sources to support growth and refinancing of maturing debt. Ford Credit also issues debt that, on average, matures later than assets liquidate, further enhancing overall liquidity.

     Global funding activities include the direct and dealer-placed commercial paper, the placement of term debt to retail and institutional investors and public and private sale of receivables. Ford Credit's ability to raise funds at a competitive cost is linked to its debt ratings.

     Management closely monitors the amount of short-term funding and mix of short-term funding to total debt, the overall composition of total debt and the availability of committed credit facilities in relation to the level of outstanding short-term debt. Stress testing of Ford Credit's liquidity position is conducted periodically.

     For a detailed discussion of Ford Credit's funding sources and debt ratings, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Operating Risk
--------------

     Ford Credit operates in many locations and relies on the abilities of its employees and systems to process a large number of transactions. Improper operation of systems or improper employee actions could result in financial loss, regulatory action and damage to our reputation. To address this risk, we and Ford Credit maintain internal control processes that identify transaction authorization requirements, safeguard assets from misuse or theft, and ensure the reliability of financial and other data. We also maintain system controls to maintain the accuracy of information about our operations. These controls are designed to manage operating risk throughout our operations.









Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     Our Financial Statements, the accompanying Notes and the Report of Independent Accountants that are filed as part of this Report are listed under
Item 14. "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and are set forth on pages FS-1 through FS-23 immediately following the signature pages of this Report.

     Selected quarterly financial data for us and our consolidated subsidiaries for 2001 and 2000 is in Note 21 of our Notes to Consolidated Financial Statements.









Item  9.  Changes in and Disagreements With Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------

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

                                     PART IV





Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) 1. Financial Statements - Ford Motor Company and Subsidiaries
-----------------------------------------------------------------

     Consolidated Statement of Income for the years ended December 31, 2001, 2000, and 1999.

     Consolidated Balance Sheet at December 31, 2001 and 2000.

     Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000, and 1999.

     Consolidated Statement of Stockholders' Equity for the years ended December 31, 2001, 2000, and 1999.

     Notes to Consolidated Financial Statements

     Report of Independent Accountants

     The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Independent Accountants listed above are filed as part of this Report and are set forth on pages FS-1 through FS-23 immediately following the signatures pages of this Report.

(a) 2.   Financial Statement Schedules
--------------------------------------

Designation                                 Description
-----------                                 -----------

None Required.

     The schedules are omitted because the information required to be contained in them is disclosed elsewhere in the Financial Statements or the amounts involved are not sufficient to require submission.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


(a) 3.   Exhibits
-----------------

Designation                        Description                                 Method of Filing
-----------                        -----------                                 ----------------

Exhibit 3-A          Restated Certificate of Incorporation,              Filed as Exhibit 3-A to Ford's
                     dated August 2, 2000.                               Annual Report on Form 10-K for the
                                                                         year ended December 31, 2000.*


Exhibit 3-B          By-Laws as amended                                  Filed as Exhibit 3-B to Ford's Quarterly
                     through October 30, 2001.                           Report on Form 10-Q for the quarter
                                                                         ended September 30, 2001.*

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

Exhibit 10-A         Amended and Restated Profit                         Filed with this Report.
                     Maintenance Agreement, dated as of
                     January 1, 2002, between Ford
                     and Ford Credit.

Exhibit 10-B         Executive Separation Allowance Plan                 Filed as Exhibit 10-B to Ford's
                     as amended and restated through                     Annual Report on Form 10-K
                     December 18, 2000 for separations on                for the year ended
                     or after January 1, 1981.**                         December 31, 2000.*


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



Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(Continued)

Designation                        Description                                 Method of Filing
-----------                        -----------                                 ----------------
Exhibit 10-F         Benefit Equalization Plan, as                       Filed as Exhibit 10-F to Ford's
                     amended and restated as of                          Annual Report on Form 10-K for the
                     December 18, 2000.**                                year ended December 31, 2000.*

Exhibit 10-G         Description of financial counseling                 Filed as Exhibit 10-N to Ford's
                     services provided to certain executives.**          Annual Report on Form 10-K for the
                                                                         year ended December 31, 1983.*

Exhibit 10-H         Supplemental Executive Retirement Plan,             Filed as Exhibit 10-H to Ford's
                     as restated and incorporating amendments            Annual Report on Form 10-K for the
                     through December 18, 2000.**                        year ended December 31, 2000.*

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

Exhibit 10-P         Select Retirement Plan                              Filed as Exhibit 10-P to Ford's
                     as amended and restated through                     Annual Report on Form 10-K for the
                     January 1, 2000.**                                  year ended December 31, 2000.*

Exhibit 10-Q         Deferred Compensation Plan,                         Filed as Exhibit 10-R to Ford's
                     as amended and restated as of                       Annual Report on Form 10-K for the
                     January 1, 2000.**                                  year ended December 31, 1999.*

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

Exhibit 10-S-3       Amendment to 1998 Long-Term Incentive               Filed with this Report.
                     Plan, effective as of January 31, 2002,
                     subject to shareholder approval.**

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




Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(Continued)

Designation          Description                                               Method of Filing
-----------          -----------                                               ----------------

Exhibit 10-U         Description of Agreement dated                      Filed as Exhibit 10-V to Ford's
                     March 18, 1999 with Wolfgang Reitzle.**             Annual Report on Form 10-K for
                                                                         the year ended December 31, 2000.*

Exhibit 10-V         Description of Agreement dated                      Filed as Exhibit 10-W to Ford's
                     July 2001 with Wolfgang Reitzle.**                  Quarterly Report for the quarter ended
                                                                         September 30, 2001.*

Exhibit 10-W         Description of Agreement dated                      Filed as Exhibit 10-X to Ford's
                     September 2001 with Jacques Nasser.**               Quarterly Report for the quarter ended
                                                                         September 30, 2001.*

Exhibit 10-X         Agreement dated December 3, 2001                    Filed with this Report.
                     between Ford and W. Wayne Booker.**

Exhibit 10-Y         Agreement dated February 2002                       Filed with this Report.
                     between Ford and Donald A. Winkler.**

Exhibit 10-Z         Agreement between Ford Motor                        Filed as Exhibit 10 to Ford's
                     Company and Ford Motor Credit                       Current report on Form 8-K
                     Company dated as of October 18, 2001                dated October 18, 2001.*

Exhibit 12           Computation of Ratio of Earnings to                 Filed with this Report.
                     Combined Fixed Charges and Preferred
                     Stock Dividends.

Exhibit 21           List of Subsidiaries of Ford                        Filed with this Report.
                     as of March 15, 2002.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

(b)      Reports on Form 8-K
----------------------------

     Ford filed the following Current Reports on Form 8-K during the quarter ended December 31, 2001:

     Current Report on Form 8-K dated October 2, 2001 included information relating to Ford's September 2001 U.S. sales results.

     Current Report on Form 8-K dated October 10, 2001 included information relating to Ford's fourth quarter 2001 dividend.

     Current Report on Form 8-K dated October 17, 2001 included information relating to Ford's third quarter 2001 financial results.

     Current Report on Form 8-K dated October 18, 2001 included information relating to an Agreement between Ford Motor Company and Ford Motor Credit Company.

     Current Report on Form 8-K dated October 24, 2001 included information relating to Ford's registration of Debt Securities pursuant to Registration Statements No. 333-86035 and 333-49164.

     Current Report on Form 8-K dated October 30, 2001 included information relating to Ford's senior management changes.

     Current Report on Form 8-K dated November 1, 2001 included information relating to Ford's October 2001 U.S. sales results and Ford's North American production and overseas sales schedule.

     Current Report on Form 8-K dated December 1, 2001 included information relating to Ford's November 2001 U.S. sales results and Ford's North American production and overseas sales schedule.

     Current Report on Form 8-K dated December 5, 2001 included information relating to Ford's updated 2001 fourth quarter financial forecast.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Ford has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY


By:          I. Martin Inglis*
         -------------------------------
           (I Martin Inglis)
         Group Vice President and
         Chief Financial Officer


Date:    March 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated.

         Signature                                         Title                              Date
         ---------                                         -----                              ----

     William Clay Ford, Jr.*                    Director, Chairman of the
-------------------------------                 Board and Chief Executive Officer
    (William Clay Ford, Jr.)                    and Chairman of the
                                                Environmental and Public
                                                Policy Committee and the
                                                Nominating and Governance
                                                Committee
                                                (principal executive officer)

        John R. H. Bond*                        Director
-------------------------------
       (John R. H. Bond)



       Michael D. Dingman*                      Director and                              March 28, 2002
-------------------------------                 Chairman of the
      (Michael D. Dingman)                      Compensation
                                                Committee

        Edsel B. Ford II*                       Director
-------------------------------
       (Edsel B. Ford II)


       William Clay Ford*                       Director
-------------------------------
      (William Clay Ford)


     Irvine O. Hockaday, Jr.*                   Director and
-------------------------------                 Chairman of the
    (Irvine O. Hockaday, Jr.)                   Audit Committee





         Signature                                         Title                              Date
         ---------                                         -----                              ----


       Marie-Josee Kravis*                      Director
-------------------------------
      (Marie-Josee Kravis)


     Richard A. Manoogian*                      Director
-------------------------------
    (Richard A. Manoogian)


        Ellen R. Marram*                        Director
-------------------------------
       (Ellen R. Marram)


       Homer A Neal*                            Director
-------------------------------
      (Homer A. Neal)


       Jorma Ollila*                            Director                                  March 28, 2002
-------------------------------
      (Jorma Ollila)


       Carl E. Reichardt*                       Director, Chairman of
-------------------------------                 the Finance Committee
      (Carl E. Reichardt)                       and Vice Chairman



        Robert E. Rubin*                        Director
-------------------------------
       (Robert E. Rubin)


     Nicholas V. Scheele*                       Director and President and
-------------------------------                 Chief Operating Officer
    (Nicholas V. Scheele)


        John L. Thornton*                       Director
-------------------------------
       (John L. Thornton)


         I. Martin Inglis*                      Group Vice President and
-------------------------------                 Chief Financial Officer
        (I. Martin Inglis)                      (principal financial officer)


        Don Leclair*                            Vice President and Controller
-------------------------------                 (principal accounting officer)
       (Don Leclair)




*By:   /s/ Peter Sherry, Jr.
    ---------------------------
     (Peter Sherry, Jr.)
       Attorney-in-Fact



                       Ford Motor Company and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
              For the Years Ended December 31, 2001, 2000 and 1999
                     (in millions, except per share amounts)

                                                                                       2001           2000           1999
                                                                                   -------------   ------------   ------------
AUTOMOTIVE
Sales (Note 1)                                                                     $131,528        $141,230       $135,073

Costs and expenses (Notes 1 and 16)
Costs of sales                                                                      129,159         126,114        119,030
Selling, administrative and other expenses                                            9,937           9,884          8,874
                                                                                   --------        --------       --------
  Total costs and expenses                                                          139,096         135,998        127,904

Operating income/(loss)                                                              (7,568)          5,232          7,169

Interest income                                                                         766           1,488          1,418
Interest expense                                                                      1,378           1,383          1,347
                                                                                   --------        --------       --------
  Net interest income/(expense)                                                        (612)            105             71
Equity in net income/(loss) of affiliated companies (Note 1)                           (856)            (70)            35
                                                                                   --------        --------       --------

Income/(loss) before income taxes - Automotive                                       (9,036)          5,267          7,275

FINANCIAL SERVICES
Revenues (Note 1)                                                                    30,884          28,828         25,630

Costs and expenses (Note 1)
Interest expense                                                                      9,470           9,519          7,679
Depreciation                                                                         10,564           9,408          9,254
Operating and other expenses                                                          5,733           4,971          4,653
Provision for credit and insurance losses                                             3,665           1,963          1,465
                                                                                   --------        --------       --------
  Total costs and expenses                                                           29,432          25,861         23,051

Income before income taxes - Financial Services                                       1,452           2,967          2,579
                                                                                   --------        --------       --------

TOTAL COMPANY
Income/(loss) before income taxes                                                    (7,584)          8,234          9,854
Provision for income taxes (Note 2)                                                  (2,151)          2,705          3,248
                                                                                   --------        --------       --------
Income/(loss) before minority interests                                              (5,433)          5,529          6,606
Minority interests in net income of subsidiaries                                         20             119            104
                                                                                   --------        --------       --------
Income/(loss) from continuing operations                                             (5,453)          5,410          6,502
Income from discontinued operation (Note 3)                                               -             309            735
Loss on spin-off of discontinued operation (Note 3)                                       -          (2,252)             -
                                                                                   --------        --------       --------
Net income/(loss)                                                                  $ (5,453)       $  3,467       $  7,237
                                                                                   ========        ========       ========
Income/(loss) attributable to Common and Class B Stock
 after Preferred Stock dividends                                                   $ (5,468)       $  3,452       $  7,222

Average number of shares of Common and Class B
 Stock outstanding (Note 1)                                                           1,820           1,483          1,210

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 1)
Basic income
     Income/(loss) from continuing operations                                      $  (3.02)       $   3.66       $   5.38
     Income from discontinued operation                                                   -            0.21           0.61
     Loss on spin-off of discontinued operation                                           -           (1.53)             -
                                                                                   --------        --------       --------
     Net income/(loss)                                                             $  (3.02)       $   2.34       $   5.99
Diluted income
     Income/(loss) from continuing operations                                      $  (3.02)       $   3.59       $   5.26
     Income from discontinued operation                                                   -            0.21           0.60
     Loss on spin-off of discontinued operation                                           -           (1.50)             -
                                                                                   --------        --------       --------
     Net income/(loss)                                                             $  (3.02)       $   2.30       $   5.86

Cash dividends                                                                     $   1.05        $   1.80       $   1.88

The accompanying notes are part of the financial statements.



                       Ford Motor Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                        As of December 31, 2001 and 2000
                                  (in millions)

                                                                                                       2001             2000
                                                                                                  ---------------- ---------------
 ASSETS
Automotive
Cash and cash equivalents                                                                           $  4,079         $  3,374
Marketable securities (Note 4)                                                                        10,949           13,116
                                                                                                    --------         --------
   Total cash and marketable securities                                                               15,028           16,490

Receivables                                                                                            2,214            4,685
Inventories (Note 5)                                                                                   6,191            7,514
Deferred income taxes                                                                                  2,595            2,239
Other current assets (Note 1)                                                                          6,155            5,318
Current receivable from Financial Services (Note 1)                                                      938            1,587
                                                                                                    --------         --------
   Total current assets                                                                               33,121           37,833

Equity in net assets of affiliated companies (Note 1)                                                  2,450            2,949
Net property (Note 6)                                                                                 33,121           37,508
Deferred income taxes                                                                                  5,996            3,342
Other assets (Note 1)                                                                                 13,631           12,680
                                                                                                    --------         --------
   Total Automotive assets                                                                            88,319           94,312

Financial Services
Cash and cash equivalents                                                                              3,139            1,477
Investments in securities (Note 4)                                                                       628              817
Finance receivables, net (Note 7)                                                                    111,958          125,164
Net investment in operating leases (Note 8)                                                           47,262           46,593
Retained interest in sold receivables (Note 7)                                                        12,548            3,687
Other assets                                                                                           8,977            8,703
Receivable from Automotive (Note 1)                                                                    3,712            2,637
                                                                                                    --------         --------
   Total Financial Services assets                                                                   188,224          189,078
                                                                                                    --------         --------

   Total assets                                                                                     $276,543         $283,390
                                                                                                    ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                                      $ 15,677         $ 15,075
Other payables                                                                                         4,577            4,011
Accrued liabilities (Note 10)                                                                         23,990           23,369
Income taxes payable                                                                                       -              449
Debt payable within one year (Note 11)                                                                   302              277
                                                                                                    --------         --------
   Total current liabilities                                                                          44,546           43,181

Long-term debt (Note 11)                                                                              13,492           11,769
Other liabilities (Note 10)                                                                           30,868           29,610
Deferred income taxes                                                                                    362              353
Payable to Financial Services (Note 1)                                                                 3,712            2,637
                                                                                                    --------         --------
   Total Automotive liabilities                                                                       92,980           87,550

Financial Services
Payables                                                                                               3,095            5,297
Debt (Note 11)                                                                                       153,543          153,510
Deferred income taxes                                                                                  9,703            8,677
Other liabilities and deferred income                                                                  7,826            7,486
Payable to Automotive (Note 1)                                                                           938            1,587
                                                                                                    --------         --------
   Total Financial Services liabilities                                                              175,105          176,557

Company-obligated mandatorily redeemable preferred securities of a subsidiary
T trust holding solely junior subordinated debentures of the Company (Note 1)                            672              673

Stockholders' equity
Capital stock (Notes 12 and 13)
 Preferred Stock, par value $1.00 per share (aggregate liquidation preference
   of $177 million)                                                                                        *                *
 Common Stock, par value $0.01 per share (1,837 million shares issued)                                    18               18
 Class B Stock, par value $0.01 per share (71 million shares issued)                                       1                1
Capital in excess of par value of stock                                                                6,001            6,174
Accumulated other comprehensive income                                                                (5,913)          (3,432)
ESOP loan and treasury stock                                                                          (2,823)          (2,035)
Earnings retained for use in business                                                                 10,502           17,884
                                                                                                    --------         --------
   Total stockholders' equity                                                                          7,786           18,610
                                                                                                    --------         --------

   Total liabilities and stockholders' equity                                                       $276,543         $283,390
                                                                                                    ========         ========

- - - - -
*Less than $1 million

The accompanying notes are part of the financial statements.



                       Ford Motor Company and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
              For the Years Ended December 31, 2001, 2000 and 1999
                                  (in millions)

                                                            2001                        2000                         1999
                                                 -------------------------- ---------------------------- ---------------------------

                                                                Financial                    Financial                   Financial
                                                  Automotive     Services      Automotive    Services      Automotive     Services
                                                 ------------ ------------- -------------- ------------- ------------- -------------
Cash and cash equivalents at January 1            $  3,374     $  1,477       $  2,793      $  1,588      $  3,143      $  1,151

Cash flows from operating activities
 before securities trading (Note 15)                 7,809       13,919         12,023        15,335        12,535        12,697
Net sales/(purchases) of trading
 securities                                            916          120          6,858           122         2,316          (157)
                                                  --------     --------       --------      --------      --------      --------
Net cash flows from operating activities             8,725       14,039         18,881        15,457        14,851        12,540

Cash flows from investing activities
 Capital expenditures                               (6,357)        (651)        (7,393)         (955)       (7,069)         (590)
 Acquisitions of other companies
  (Note 16)                                         (1,998)        (737)        (2,662)         (112)       (5,763)         (144)
 Acquisitions of receivables and lease
  investments                                            -      (96,505)             -       (96,512)            -       (80,422)
 Collections of receivables and lease
  investments
  investments                                            -       46,961              -        54,290             -        46,646
 Net acquisitions of daily rental vehicles               -       (1,412)             -        (2,107)            -        (1,739)
 Purchases of securities                           (12,489)        (734)        (6,136)         (564)       (3,609)         (900)
 Sales and maturities of securities                 13,772          759          5,105           557         2,352         1,100

 Proceeds from sales of receivables and
  lease investments
  lease investments                                      -       41,419              -        19,439             -         9,931
 Net investing activity with
  Financial Services
  Financial Services                                   186            -            645             -         1,329             -
 Other                                                 367          250              -          (320)          (70)          119
                                                  --------     --------       --------      --------      --------      --------
   Net cash used in investing activities            (6,519)     (10,650)       (10,441)      (26,284)      (12,830)      (25,999)

Cash flows from financing activities
 Cash dividends
 Cash dividends                                     (1,929)           -         (2,751)            -        (2,290)            -
 Issuance of Common Stock                              453            -            592             -           274             -
 Purchase of treasury stock                         (1,838)           -         (1,821)            -          (707)            -
 Changes in short-term debt                             38      (18,311)          (776)       (6,406)         (429)        5,547
 Proceeds from issuance of other debt                2,088       44,129          2,363        37,086         3,143        37,184
 Principal payments on other debt                   (1,122)     (26,135)        (1,277)      (17,158)         (821)      (28,672)
 Value Enhancement Plan payments (Note 12))              -            -         (5,555)            -             -             -
 Net debt repayments from discontinued
  operation                                              -            -            650             -             -             -
 Net cash distribution to
  discontinued operation                                 -            -            (85)            -             -             -
 Net financing activity with Automotive                  -         (186)             -          (645)            -        (1,329)
 Other                                                 261         (424)           139          (585)         (127)           88
                                                  --------     --------       --------      --------      --------      --------
   Net cash (used in)/provided by
    financing activities
    financing activities                            (2,049)        (927)        (8,521)       12,292          (957)       12,818

Effect of exchange rate changes on cash               (101)        (151)           (55)         (859)          (57)         (279)
Net transactions with Automotive/
 Financial Services
 Financial Services                                    649         (649)           717          (717)       (1,357)        1,357
                                                  --------     --------       --------      --------      --------      --------

   Net increase/(decrease) in cash and
    cash
equivalents
    cash equivalents                                   705        1,662            581          (111)         (350)          437
                                                  --------     --------       --------      --------      ---------     --------

Cash and cash equivalents at December 31          $  4,079     $  3,139       $  3,374      $  1,477      $  2,793      $  1,588
                                                  ========     ========       ========      ========      ========      ========

The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
              For the Years Ended December 31, 1999, 2000 and 2001
                                  (in millions)



                                              Capital                       Other Comprehensive Income
                                             in Excess               --------------------------------------
                                               of Par                 Foreign      Minimum      Derivative
                                   Capital    Value of    Retained    Currency     Pension      Instruments
                                    Stock      Stock      Earnings   Translation   Liability     and Other      Other       Total
                                  --------- ----------- ------------ ------------ ------------- ------------ ------------ ----------
 YEAR ENDED DECEMBER 31, 1999
-----------------------------
Balance at beginning of year       $1,222      $5,283    $19,659       $   (992)     $ (698)      $    45       $(1,085)    $23,434

Comprehensive income
 Net income                                                7,237                                                              7,237
 Foreign currency translation                                              (573)                                               (573)
 Minimum pension liability
   (net of tax of $174)                                                                 324                                     324
 Net holding gain
   (net of tax of $20)                                                                                 38                        38
                                                                                                                            -------
  Comprehensive income                                                                                                        7,026
Common Stock issued for
 employee benefit plans and other                (234)                                                                         (234)
ESOP loan and treasury stock                                                                                       (332)       (332)
Cash dividends                                            (2,290)                                                            (2,290)
                                   ------      ------    -------       --------      ------       -------       -------     -------

Balance at end of year             $1,222      $5,049    $24,606       $ (1,565)     $ (374)      $    83       $(1,417)    $27,604
                                   ======      ======    =======       ========      ======       =======       =======     =======

YEAR ENDED DECEMBER 31, 2000
----------------------------
Balance at beginning of year       $1,222      $5,049    $24,606       $ (1,565)     $ (374)      $    83       $(1,417)    $27,604

Comprehensive income
 Net income                                                3,467                                                              3,467
 Foreign currency translation                                            (1,538)                                             (1,538)
 Minimum pension liability
   (net of tax of $36)                                                                  (66)                                    (66)
 Net holding gain
   (net of tax of $15)                                                                                 28                        28
                                                                                                                            -------
  Comprehensive income                                                                                                        1,891
Common Stock issued for
 employee benefit plans and other                 (78)                                                                          (78)
ESOP loan and treasury stock                                                                                       (618)       (618)
Value Enhancement Plan             (1,203)      1,203     (5,731)                                                            (5,731)
Stock dividend
 (Spin-off of Visteon)                         (1,707)                                                           (1,707)
Cash dividends                                            (2,751)                                                            (2,751)
                                  -------      ------    -------       --------      ------       -------       -------     -------
Balance at end of year            $    19      $6,174    $17,884       $ (3,103)     $ (440)      $   111       $(2,035)    $18,610
                                  =======      ======    =======       ========      ======       =======       =======     =======

YEAR ENDED DECEMBER 31, 2001
----------------------------
Balance at beginning of year      $    19      $6,174    $17,884       $ (3,103)     $ (440)      $   111       $(2,035)    $18,610

Comprehensive income
 Net loss                                                 (5,453)                                                            (5,453)
 Foreign currency translation                                            (1,240)                                             (1,240)
 Net loss on derivative
  instruments (net of tax of $592)
   (Note 14)                                                                                       (1,099)                   (1,099)
 Minimum pension liability
   (net of tax of $3)                                                                    (5)                                     (5)
 Net holding loss
   (net of tax of $74)                                                                               (137)                     (137)
                                                                                                                            -------
  Comprehensive loss                                                                                                         (7,934)
Common Stock issued for
 employee benefit plans and other                (173)                                                                         (173)
ESOP loan and treasury stock                                                                                       (788)       (788)
Cash dividends                                            (1,929)                                                            (1,929)
                                  -------      ------    -------       --------      ------       -------       -------     -------
Balance at end of year            $    19      $6,001    $10,502       $ (4,343)     $ (445)      $(1,125)      $(2,823)    $ 7,786
                                  =======      ======    =======       ========      ======       =======       =======     =======

The accompanying notes are part of the financial statements.


                       Ford Motor Company and Subsidiaries
                   Notes to Consolidated Financial Statements
                   ------------------------------------------

NOTE 1.  Accounting Policies
----------------------------

Principles of Consolidation
---------------------------
Our consolidated financial statements include our majority-owned subsidiaries and reflect our two business sectors: Automotive and Financial Services. Affiliates that we do not control, but have a significant influence over operating and financial policies, are accounted for using the equity method. Subsidiaries where control is expected to be temporary, principally investments in certain dealerships, are also accounted for on an equity basis. We prepare our financial statements using accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Certain amounts previously disclosed in our press release and current report on Form 8-K dated January 17, 2002 have been reclassified, and certain reclassifications have been made to prior periods to conform with current reporting.

Structure of Operations
-----------------------
Our company's sectors, Automotive and Financial Services, are managed as three primary operating segments (Note 18). The Automotive sector (and segment) consists of the design, manufacture, sale, and service of cars and trucks. The Financial Services sector primarily includes two segments, Ford Credit and Hertz. Ford Credit is comprised of subsidiaries that provide vehicle-related financing, leasing, and insurance. Hertz rents and leases cars and trucks and rents industrial and construction equipment. Segment selection was based upon internal organizational structure, the way in which these operations are managed and their performance evaluated by our management and our board of directors, the availability of separate financial results and materiality considerations.

Transactions Between Automotive and Financial Services Sectors
--------------------------------------------------------------
Ford and Ford Credit formally documented certain long-standing business practices in an agreement dated October 18, 2001. Intersector transactions occur in the ordinary course of business. Additional details on some of the main intersector transactions and the effect on each sector's balance sheet at December 31 is shown below (in billions):


                                                                            2001                         2000
                                                                 ---------------------------- ----------------------------
                                                                                 Financial                    Financial
                                                                  Automotive      Services     Automotive      Services
                                                                 -------------- ------------- -------------- -------------
  Finance receivables, net a/                                                    $ 4.7                         $ 5.6
  Net investment in operating leases b/                                            4.2                           4.1
  Other assets c/                                                                  0.9                           1.1
  Intersector non-current receivables/(payables) d/                $(3.7)          3.7          $(2.6)           2.6
  Intersector current receivables/(payables) e/                      0.9          (0.9)           1.6           (1.6)
- - - - -
   a/ Automotive receivables (generated primarily from vehicle and parts sales to third parties) sold to Ford Credit.
   b/ Primarily Ford Credit vehicles leased to employees of Ford ($1.2 billion in 2001 and $1.0 billion in 2000) and Automotive vehicles sold to Hertz for rental ($3.0 billion in 2001 and $3.1 billion in 2000).
   c/ Primarily used vehicles purchased by Ford Credit on behalf of Ford pursuant to Ford Automotive's obligation to repurchase such vehicles from daily rental car companies, including Hertz. These vehicles are subsequently sold at auction by Ford Credit.
   d/ Reflects amounts due Ford Credit from Automotive under a tax sharing agreement.
   e/ Net result of all other transactions.

Periodically, Ford Credit receives interest supplements and other support cost payments from Automotive for providing special vehicle financing for low-interest-rate marketing programs. Ford Credit records these transactions as revenue over the life of the contract. Amounts recorded as revenue by the Financial Services sector, and billed to the Automotive sector, were $4.0 billion in 2001, $3.4 billion in 2000, and $3.2 billion in 1999. For the Automotive sector, estimated costs for these sales incentive programs are recorded as sales reductions as described below under "Revenue Recognition - Automotive Sector".

Revenue Recognition - Automotive Sector
---------------------------------------
Sales are generally recorded when products are shipped to customers and ownership is transferred. Sales with a guaranteed repurchase option are accounted for as operating leases over the expected period prior to repurchase. The carrying value of these vehicles, included in other current assets, was $2 billion at both December 31, 2001 and 2000. Estimated costs for sales incentive programs are recognized as sales reductions at the later of the date the related sales are recorded, or at the date the program is both approved and communicated.

----------------------------

Revenue Recognition - Financial Services Sector
-----------------------------------------------
Revenue from finance receivables, net of certain deferred loan origination costs that are included as a reduction of financing revenue, is recognized over the term of the receivable using the interest method. Revenue from operating leases, net of certain deferred origination costs, is recognized on a straight-line basis over the term of the lease. The accrual of interest on loans is discontinued at the time the loan is impaired. Subsequent amounts of interest collected are recognized in income only if full recovery of the remaining principal is probable. Interest supplements paid by the Automotive sector are recognized over the term of the receivable or operating lease. The Automotive sector records interest supplements as sales incentives.

Warranty
-------
Estimated warranty costs for each vehicle sold by us are accrued at the time the vehicle is sold to a dealer. Estimates for warranty costs are made based primarily on historical warranty claim experience. Included in our warranty cost accruals are costs for basic warranties on vehicles we sell, extended service plans (i.e., where customers pay a fee to have extended warranty coverage beyond the base warranty period), product recalls and customer satisfaction actions outside the base warranty.

Selected Other Costs
--------------------
Freight costs are accrued at the time of sale and are included in cost of sales. Advertising and engineering, research and development costs are expensed as incurred and were as follows (in billions):

                                                                  2001           2000            1999
                                                               -----------    -----------     -----------
    Advertising                                                 $3.1           $3.0            $2.7
    Engineering, research and development                        7.4            6.8             6.0

Special Purpose Entities
------------------------
Ford Credit sells finance receivables to special purpose entities (or SPEs) in securitization transactions. These SPEs typically issue securities in the form of notes and certificates that are structured into several classes with senior classes having priority of payment over subordinated classes. In these transactions, Ford Credit retains certain securities and other interests in the sold receivables referred to as retained interests. The retained interests may include senior notes, subordinated certificates, restricted cash held for the benefit of SPEs and interest-only strips. Subordinated certificates represent lower rated classes of securities issued by SPEs. Restricted cash consists of a portion of proceeds from the sale of receivables that may be used to pay interest and principal to investors if collections on the sold receivables are insufficient, with any remaining restricted cash returned to Ford Credit after investors are fully paid. Interest-only strips, also referred to as excess spread, represent the right to receive collections on the sold receivables in excess of amounts needed to pay interest and principal to investors and servicing fees. The retained interests (other than senior notes) serve as credit enhancement to the holders of the more senior securities issued by the SPEs.

In the period the sale occurs, estimated gains or losses from the sale of finance receivables are recognized based on the relative fair value of the portion sold and the portion allocated to retained interests. The retained interests are recorded at fair value with changes in fair value recorded, net of tax, as a separate component of accumulated other comprehensive income.

In Ford Credit's wholesale receivables securitization program, the SPE owns a pool of wholesale receivables from selected dealer accounts. Ford Credit is required to sell wholesale receivables generated under the selected dealer accounts from time to time to the SPE. Ford Credit retains the portion of the sold wholesale receivables that is in excess of the minimum receivables level required to support the securities issued by the SPE. A part of this retained interest is available as credit enhancement to senior noteholders. This retained interest fluctuates as receivables levels increase or decrease over time and as additional series of securities are issued by the SPE or are paid off. This retained interest is recorded at fair value.

The number of off-balance sheet SPEs and the amount of assets (in billions) held by such SPEs were as follows:

                                                                          December 31,
                                                          Number              2001
                                                     ------------------ ------------------
     Ford Credit
       Retail finance receivables                          47               $41.3
       Wholesale finance receivables                        3                17.4
                                                           --               -----
        Total Ford Credit                                  50                58.7
     Ford Automotive receivables                            1                 0.1
     Hertz                                                  -                   -
                                                           --               -----
         Total                                             51               $58.8
                                                           ==               =====

----------------------------

Income Per Share of Common and Class B Stock
--------------------------------------------
The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options, considered to be potentially dilutive. Basic and diluted income per share were calculated using the following number of shares (in millions): (Also see Note 12)

                                                                 2001           2000            1999
                                                             -------------- ------------- --------------
     Average shares outstanding                                1,820          1,483           1,210
     Issuable and uncommitted ESOP shares                         (9)            (9)             (4)
                                                               -----          -----           -----
       Basic shares                                            1,811          1,474           1,206
       Contingently issuable shares                               (1)
       Net dilutive effect of options                              - *           30              27
                                                               -----          -----           -----
         Diluted shares                                        1,810          1,504           1,233
                                                               =====          =====           =====
     - - - - -
     *  30 million shares relating to employee stock options were not included in the calculation of diluted EPS for 2001 due to their antidilutive effect.

Foreign Currency Translation
----------------------------
Foreign currency exchange transaction and translation gains/(losses) included in consolidated net income in 2001, 2000, and 1999 amounted to $(283) million, $(115) million, and $308 million, respectively.

Goodwill and Other Intangibles
------------------------------
Goodwill and other intangible assets are carried at cost less accumulated amortization. Intangible assets acquired prior to June 30, 2001 were amortized through year-end 2001 using the straight-line method over periods not exceeding 40 years. Statement of Financial Accounting Standards (SFAS) No. 142 eliminates the requirement to amortize goodwill and certain intangible assets, which will be subject to an annual impairment test. The total goodwill included in the Automotive sector's other assets was $5.3 billion and $5.8 billion at December 31, 2001 and 2000, respectively. Total goodwill included in the Financial Services sector's other assets was $1.3 billion and $1.0 billion at December 31, 2001 and 2000, respectively. Other intangibles included in the Automotive sector's other assets were $1.2 billion and $1.0 billion at December 31, 2001 and 2000, respectively. We are presently evaluating the amount of the transitional impairment, which may range up to $2 billion or more, related to Kwik-Fit and other investments. Goodwill and indefinite-lived intangible asset amortization of about $250 million after taxes was charged to income in 2001.

Impairment of Long-Lived Assets
-------------------------------
We evaluate the carrying value of long-lived assets for potential impairment on a regional operating business unit basis using undiscounted after-tax estimated cash flows or at the individual asset level if held for sale.

Company-Obligated Mandatorily Redeemable Preferred Securities of a Subsidiary
-----------------------------------------------------------------------------
Trust
----
Ford Motor Company Capital Trust I (the "Trust") has outstanding $632 million 9% Trust Originated Preferred Securities (the "Preferred Securities"). The sole assets of the Trust are $651 million aggregate principal amount of Ford Motor Company 9% Junior Subordinated Debentures due December 2025 (the "Debentures"). At our option, we may redeem the Debentures, in whole or in part, on or after December 1, 2002. To the extent we redeem the Debentures and upon the maturity of the Debentures, the Trust is required to redeem the Preferred Securities at $25 per share plus accrued and unpaid distributions. We guarantee the payment of all distributions and other payments on the Preferred Securities to the extent not paid by the Trust, but only if and to the extent we have made a payment of interest or principal on the Debentures.

European Parliament End of Life Vehicle Directive
-------------------------------------------------
Member states of the European Union are presently proposing laws that are expected to require us and other original equipment manufacturers to take back, recycle, and dispose of certain vehicles. We will record an estimate for those potential liabilities upon enactment of the individual member states' legislation.

NOTE 2.  Income Taxes
---------------------
Components of income taxes, excluding equity in net results of affiliated companies accounted for after-tax:

         Income/(loss) before income taxes (in millions)
         -----------------------------------------------
                                                                                    2001          2000          1999
                                                                                 ------------- ------------- -------------
               U.S.                                                               $(6,015)      $ 9,559       $9,299
               Non-U.S.                                                            (1,085)       (1,241)         537
                                                                                  -------       -------       ------
                 Total                                                            $(7,100)      $ 8,318       $9,836
                                                                                  =======       =======       ======

         Provision for income taxes (in millions)
         ---------------------------------------
               Current:
                Federal                                                           $    22       $   154      $  491
                Non-U.S.                                                              103           760         727
                State and local                                                         -           116         117
                                                                                  -------       -------      ------
                  Total Current                                                       125         1,030       1,335
                                                                                  -------       -------      ------
               Deferred:
                Federal                                                            (2,126)        2,617       2,178
                Non-U.S.                                                             (248)       (1,153)       (455)
                State and local                                                        98           211         190
                                                                                  -------       -------      ------
                  Total Deferred                                                   (2,276)        1,675       1,913
                                                                                  -------       -------      ------
                    Total                                                         $(2,151)      $ 2,705      $3,248
                                                                                  =======       =======      ======

         Reconciliation of effective tax rate
         ------------------------------------
               U.S. statutory rate                                                   35 %          35 %         35 %
               Non-U.S. income taxes                                                 (2)           (2)          (2)
               State and local income taxes                                          (1)            3            2
               Other                                                                 (2)           (3)          (2)
                                                                                    ---           ---          ---
                 Effective rate                                                      30 %          33 %         33 %
                                                                                    ===           ===          ===

         Deferred taxes at December 31 (in millions)
         -------------------------------------------
                                                                                    2001          2000
                                                                                 ------------- ------------
               Deferred tax assets
               -------------------
               Employee benefit plans                                             $ 5,895       $ 5,138
               Dealer and customer allowances and claims                            1,919         2,364
               Allowance for credit losses                                          1,518         1,067
               Other foreign deferred tax assets                                    2,251         1,403
               All other                                                            5,966         2,782
                                                                                  -------        -------
                 Total deferred tax assets                                         17,549        12,754

               Deferred tax liabilities
               ------------------------
               Leasing transactions                                                 8,213         8,306
               Depreciation and amortization
                 (excluding leasing transactions)                                   3,571         3,447
               Finance receivables                                                  2,388         2,593
               All other                                                            5,084         2,153
                                                                                  -------        -------
                 Total deferred tax liabilities                                    19,256        16,499
                                                                                  -------        -------
                   Net deferred tax liabilities                                   $ 1,707       $ 3,745
                                                                                  =======        =======

No provision for deferred taxes has been made on $860 million of unremitted earnings (primarily prior to 1998) which are considered to be indefinitely invested in non-U.S. subsidiaries. Deferred taxes for these unremitted earnings are not practicable to estimate.

Non-U.S. net operating loss carryforwards for tax purposes were $3.5 billion at December 31, 2001. A substantial portion of these losses has an indefinite carryforward period; the remaining losses will begin to expire in 2003. Tax benefits of operating loss carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

NOTE 3.  Discontinued Operation
-------------------------------
On June 28, 2000, we distributed our 100% ownership interest in Visteon Corporation, our former automotive components subsidiary, by means of a tax-free spin-off in the form of a dividend on Ford Common and Class B Stock. The total market value of the distribution was $2.1 billion, which resulted in an after-tax loss of $2.3 billion. This loss represented the excess of the carrying value of our net investment over the market value on the distribution date. Our financial statements reflect Visteon as a "discontinued operation" for all periods shown.

In connection with the spin-off of Visteon, about 24,000 hourly employees working for Visteon who were represented by the UAW remained Ford employees, with Visteon agreeing to reimburse Ford for the costs of those employees. The average number of these employees in 2001 was approximately 20,500. Ford retains

-------------------------------

certain pension and postretirement benefit obligations for qualified salaried employees that are working or who have worked for Visteon.

Visteon's revenues, not included in Ford's revenues for periods prior to spin-off, totaled $10.5 billion and $19.4 billion for the years ended December 31, 2000 and 1999. Income from discontinued operations for the years ended December 31, 2000 and 1999 is reported net of income tax expense of $182 million and $422 million.

NOTE 4.  Marketable and Other Securities
----------------------------------------
Trading securities are recorded at fair value with unrealized gains and losses included in income. Available-for-sale securities are recorded at fair value with net unrealized holding gains and losses reported, net of tax, in other comprehensive income. Held-to-maturity securities are recorded at amortized cost. Realized gains and losses are accounted for using the specific identification method.

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

Investments in securities at December 31 were as follows (in millions):

                                                            2001                                        2000
                                         -------------------------------------------- ------------------------------------------

                                          Amortized        Unrealized        Book/      Amortized       Unrealized       Book/
                                                       ------------------    Fair                   -----------------    Fair
                                             Cost       Gains    Losses      Value         Cost       Gains   Losses     Value
                                         ------------- -------- --------- ----------- ------------- -------- -------- ----------
  Automotive Sector
  -----------------
  Trading                                 $ 9,374       $32      $30      $ 9,376      $10,214       $73      $ 4     $10,283
  Available-for-sale
    Corporate debt                          1,557        20        4        1,573        1,480         8        -       1,488
  Held-to-maturity *                            -         -        -            -        1,345         -        -       1,345
                                          -------       ---      ---      -------      -------       ---      ---     -------
    Total                                 $10,931       $52      $34      $10,949      $13,039       $81      $ 4     $13,116
                                          =======       ===      ===      =======      =======       ===      ===     =======

  Financial Services Sector
  -------------------------
  Trading                                 $    95       $ -      $ -      $    95      $   258       $ 1      $ 1     $   258

  Available-for-sale
    U.S. government and agency                 78         2        1           79           94         4        -          98
    Municipal                                   -         -        -            -           13         1        -          14
    Government - non U.S.                      18         1        -           19           14         1        -          15
    Corporate debt                            163         6        1          168          198         4        1         201
    Mortgage-backed                           207         4        2          209          167         2        2         167
    Equity                                     29        27        4           52           27        34        3          58
                                          -------       ---      ---      -------      -------       ---      ---     -------
      Total                                   495        40        8          527          513        46        6         553

  Held-to-maturity
    U.S. government                             6         -        -            6            6         -        -           6
                                          -------       ---      ---      -------      -------       ---      ---     -------
        Total                             $   596       $40      $ 8      $   628      $   777       $47      $ 7     $   817
                                          =======       ===      ===      =======      =======       ===      ===     =======
   - - - - -
   *  Sold for $1,377 million in cash and realized a gain of $32 million in 2001.

The proceeds and gains/(losses) from available-for-sale securities were as follows (in millions):

                                            Proceeds                            Gains/(Losses)
                                  ------------------------------ ----------------------------------------------
                                       2001           2000            2001           2000            1999
                                  --------------- -------------- --------------- -------------- ---------------
  Automotive                       $12,395          $4,938           $47             $2            $(7)
  Financial Services                   745             557            11              3             19


----------------------------------------

The amortized cost and fair value of investments in available-for-sale securities and held-to-maturity securities by contractual maturity for Automotive and Financial Service sectors were as follows (in millions):

                                                       2001                                              2000
                                 ------------------------------------------------- -------------------------------------------------
                                   Available-for-Sale        Held-to-Maturity        Available-for-Sale        Held-to-Maturity
                                 ------------------------ ------------------------ ------------------------ ------------------------
         Contractual              Amortized      Fair      Amortized      Fair      Amortized      Fair      Amortized      Fair
          Maturity                   Cost        Value        Cost        Value        Cost        Value        Cost        Value
  --------------------------     ------------- ---------- ------------- ---------- ------------- ---------- ------------- ----------

  1 year                          $   22       $   22       $    -      $    -      $   66       $   66       $  180      $  180
  2-5 years                        1,284        1,302            1           1       1,525        1,536        1,167       1,167
  6-10 years                         289          292            3           3          79           81            3           3
  11 years and later                 221          223            2           2         129          133            1           1
  Mortgage-backed
   securities                        207          209            -           -         167          167            -           -
  Equity securities                   29           52            -           -          27           58            -           -
                                  ------       ------       ------      ------      ------       ------       ------      ------
    Total                         $2,052       $2,100       $    6      $    6      $1,993       $2,041       $1,351      $1,351
                                  ======       ======       ======      ======      ======       ======       ======      ======

NOTE 5. Inventories - Automotive Sector
---------------------------------------
Inventories at December 31 were as follows (in millions):

                                                                             2001              2000
                                                                        ---------------   ---------------
        Raw materials, work-in-process and supplies                          $ 2,436           $ 3,284
        Finished products                                                      4,660             5,325
                                                                             -------           -------
          Total inventories at FIFO                                            7,096             8,609
        Less LIFO adjustment                                                    (905)           (1,095)
                                                                             -------           -------
          Total inventories                                                  $ 6,191           $ 7,514
                                                                             =======           =======

Inventories are stated at lower of cost or market. About one-third of inventories were determined under the last-in, first-out method. Reduction of FIFO inventory in 2001 resulted in a decrement of a base year LIFO layer, reducing cost of sales by $63 million.

NOTE 6. Net Property and Related Expenses - Automotive Sector
-------------------------------------------------------------
Net property at December 31 was as follows (in millions):

                                                            Average
                                                          Life(Years)          2001              2000
                                                        ---------------    --------------    -------------
        Land                                                     -            $    583          $    639
        Buildings and land improvements                         30               9,921             9,896
        Machinery, equipment and other                          14              38,715            38,434
        Construction in progress                                 -               2,614             2,333
                                                                              --------          --------
          Total land, plant and equipment                                     $ 51,833          $ 51,302
        Accumulated depreciation                                               (27,510)          (24,327)
                                                                              --------          --------
          Net land, plant and equipment                                       $ 24,323          $ 26,975
        Special tools, net of amortization                       5               8,798            10,533
                                                                              --------          --------
          Net property                                                        $ 33,121          $ 37,508
                                                                              ========          ========

Property and equipment are stated at cost and depreciated primarily using the straight-line method over the estimated useful life of the asset. Special tools placed in service before January 1, 1999 are amortized using an accelerated method over periods of time representing the estimated life of those tools. Special tools placed in service beginning in 1999 are amortized using the units-of-production method. Maintenance, repairs, and rearrangement costs are expensed as incurred. Property-related expenses were as follows (in millions):

                                                       2001              2000              1999
                                                 -----------------   --------------   ---------------
        Depreciation                                $5,300             $3,507           $2,592
        Amortization of special tools                3,265              2,451            2,459
                                                    ------             ------           ------
          Total                                     $8,565 *           $5,958 *         $5,051
                                                    ======             ======           ======

        Maintenance and rearrangement               $2,035             $2,146           $1,698
        - - - - -
        *  Includes impairment charges of $3,555 million and $866 million in 2001 and 2000, respectively (see Note 16).

NOTE 7. Finance Receivables - Financial Services Sector
-------------------------------------------------------
Net finance receivables at December 31 were as follows (in millions):

                                                                        2001              2000
                                                                   ---------------   -------------
        Retail                                                      $ 78,607          $ 74,220
        Wholesale                                                     15,785            34,303
        Other finance receivables                                     12,105            10,446
                                                                    --------          --------
          Total finance receivables                                  106,497           118,969
        Allowance for credit losses                                   (2,283)           (1,240)
        Other                                                            267               417
                                                                    --------          --------
          Net finance and other receivables                         $104,481          $118,146
                                                                    ========          ========

Finance receivables that originated outside the U.S. are $41.6 billion and $37.6 billion at December 31, 2001 and 2000, respectively. Other finance receivables consisted primarily of real estate, commercial, and other collateralized loans and accrued interest. Included in other finance receivables at both December 31, 2001 and 2000 were $1.6 billion of accounts receivable purchased by certain Financial Services sector operations from Automotive sector operations.

The Financial Services sector has sold receivables to special purpose entities (additional SPE information is provided in Note 1). Retained interests in sold receivables were as follows (in millions):

                                                                                   2001             2000
                                                                                 ---------        ----------
    Wholesale receivables sold to securitization trusts                          $ 7,586          $    -
    Subordinated certificates                                                      2,039           1,068
    Senior notes                                                                   1,311           1,664
    Interest-only strips                                                           1,235             698
    Restricted cash held for the benefit of
     securitization trusts                                                           377             257
                                                                                 -------          ------
      Total                                                                      $12,548          $3,687
                                                                                 =======          ======

Most of the retained interest in sold wholesale receivables (about $6.5 billion) represents the company's undivided interest in wholesale receivables that are available to support the issuance of additional securities by the SPE (securitization trust). The balance represents credit enhancement to the holders of the more senior securities issued by the SPEs. Interest-only strips represent the present value of monthly collections on the sold finance receivables in excess of amounts needed by the SPE (securitization trust) to pay interest and principal to investors and servicing fees that will be realized by Ford Credit. Subordinated securities, restricted cash and interest-only strips are credit enhancement assets. Investments in subordinated securities and restricted cash are senior to interest-only strips for credit enhancement purposes.

The fair value of receivables subject to fair value disclosure requirements, was estimated by discounting future cash flows using a rate that reflected the credit, interest, and prepayment risks associated with similar types of instruments. The amount of net finance receivables subject to fair value at December 31, 2001 and 2000 was (in millions) $103,878 and $117,664, respectively. The fair value of these finance receivables at December 31, 2001 and 2000 was (in millions) $104,032 and $118,988, respectively.

Maturities, exclusive of SFAS 133, of total finance receivables were as follows (in millions): 2002 - $61,150; 2003 - $23,436; 2004 - $10,610;
thereafter - $10,598. Experience indicates that a substantial portion of the portfolio generally is repaid before the contractual maturity dates.

Net investment in direct financing leases at December 31 was as follows (in millions):

                                                                  2001         2000
                                                              ------------- ------------
        Total minimum lease rentals to be received               $5,183        $4,922
        Unearned income                                            (997)         (923)
        Loan origination costs                                       49            58
        Estimated residual values                                 3,288         3,081
        Allowance for credit losses                                 (46)         (120)
                                                                 ------        ------
          Net investment in direct financing leases              $7,477        $7,018
                                                                 ======        ======

The investment in direct financing leases relates to the leasing of vehicles, various types of transportation and other equipment, and facilities. Minimum direct financing lease rentals are contractually due as follows (in millions):
2002 - $1,946; 2003 - $1,480; 2004 - $1,132; thereafter - $625.

NOTE 8.  Net Investment in Operating Leases
-------------------------------------------
The net investment in operating leases at December 31 was as follows (in millions):

                                                         2001          2000
                                                     ------------  -------------
        Vehicles and other equipment, at cost          $ 60,608      $ 58,082
        Accumulated depreciation                        (12,858)      (11,155)
        Allowances for credit losses                       (488)         (334)
                                                       --------      --------
        Net investment in operating leases             $ 47,262      $ 46,593
                                                       ========      ========

Minimum rentals on operating leases are contractually due as follows (in millions): 2002 - $8,701; 2003 - $6,115; 2004 - $3,317; 2005 - $1,362; 2006 -
$123; thereafter - $506.

Vehicles subject to operating leases are depreciated primarily on the straight-line method over the term of the lease to reduce the asset to its estimated residual value, based on assumptions for used car prices at lease termination and the number of vehicles that are expected to be returned. Depreciation expense (which includes gains and losses on disposal of assets) was $10.4 billion in 2001, $9.2 billion in 2000, and $8.8 billion in 1999.

NOTE 9.  Allowance for Credit Losses
------------------------------------
The allowance for probable credit losses includes a provision for certain non-homogeneous impaired loans. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate. Finance receivables and lease investments are charged to the allowance for credit losses after consideration of the financial condition of the borrower, the value of the collateral, recourse to guarantors and other factors. Recoveries are credited to the allowance for credit losses.

Changes in the allowance for credit losses were as follows (in millions):

                                                                2001           2000           1999
                                                            -------------- ------------- --------------
        Beginning balance                                      $1,694         $1,572         $1,577
        Provision for credit losses                             3,400          1,706          1,211
        Total charge-offs and recoveries:
          Charge-offs                                          (2,527)        (1,618)        (1,287)
          Recoveries                                              375            300            275
                                                               ------         ------         ------
          Net losses                                           (2,152)        (1,318)        (1,012)
        Other changes                                            (125)          (266)          (204)
                                                               ------         ------         ------
          Ending balance                                       $2,817         $1,694         $1,572
                                                               ======         ======         ======

NOTE 10.  Liabilities - Automotive Sector (in millions)
------------------------------------------------------

        Accrued Liabilities (Current)                                          2001           2000
        -----------------------------                                     -------------  --------------
        Dealer and customer allowances and claims                           $13,412        $11,660
        Deferred revenue                                                      2,460          2,209
        Employee benefit plans                                                1,790          2,029
        Postretirement benefits other than pensions                           1,230          1,076
        Other                                                                 5,098          6,395
                                                                            -------        -------
          Total accrued liabilities                                         $23,990        $23,369
                                                                            =======        =======

        Other Liabilities (Non-current)
        ------------------------------
        Postretirement benefits other than pensions                         $15,451        $14,093
        Dealer and customer allowances and claims                             6,805          6,202
        Employee benefit plans                                                3,853          4,145
        Unfunded pension obligation                                           1,143          1,188
        Other                                                                 3,616          3,982
                                                                            -------        -------
          Total other liabilities                                           $30,868        $29,610
                                                                            =======        =======

                                     FS-12

NOTE 11.  Debt and Commitments
------------------------------
Automotive and Financial Services debt as of December 31 was as follows (in millions):

                                                              Automotive                             Financial Services
                                               ------------------------------------------ ------------------------------------------
                                                   Weighted                                  Weighted
                                                    Average                                   Average
                                                     Rate a/              Amount               Rate a/              Amount
                                               ------------------ ----------------------- ---------------- -------------------------
                                                 2001     2000       2001        2000      2001    2000       2001         2000
                                               --------- -------- ----------- ----------- ------- -------- ----------- -------------
Debt payable within one year
----------------------------
Short-term                                                        $   263     $   225                      $  1,531    $  1,904
Commercial paper                                                        -           -                        16,683      44,596
Other short-term                                                        -           -                         6,381       6,234
                                                                  -------     -------                      --------    --------
  Total short-term debt                         12.3%     9.0%        263         225     4.8%     6.8%      24,595      52,734
Long-term payable within one year                                      39          52                        21,682      13,658
                                                                  -------     -------                      --------    --------
  Total debt payable within one year                                  302         277                        46,277      66,392
Long-term debt
--------------
Senior indebtedness
  Notes and bank debt                            7.6%     7.5%     13,492      11,769     5.7%     6.9%     106,234      85,734
  Unamortized discount                                                  -           -                           (61)       (108)
                                                                  -------     -------                      --------    --------
    Total senior indebtedness                                      13,492      11,769                       106,173      85,626
Subordinated indebtedness                                               -           -     8.8%     8.2%       1,093       1,492
                                                                  -------     -------                      --------    --------
    Total long-term debt                                           13,492      11,769                       107,266      87,118
                                                                  -------     -------                      --------    --------
      Total debt                                                  $13,794     $12,046                      $153,543    $153,510
                                                                  =======     =======                      ========    ========

Fair value b/                                                     $13,029     $11,970                      $157,870    $155,862

                                                                                                                           Maturity
                                                                                                                There-     Average
                                                         2002       2003       2004       2005       2006       after      (Years)
                                                       ---------- ---------- ---------- ---------- ---------- ----------- ----------
Long-term debt maturities
-------------------------
  Automotive                                           $    39    $   128    $   135    $   246    $   354    $12,629        28
  Financial Services                                    21,682     23,146     26,453     17,325     12,488     27,854         4

Minimum rental commitments under non-
-------------------------------------
cancelable operating leases
---------------------------
  Automotive                                           $   499    $   434    $   338    $   255    $   212    $ 1,051
  Financial Services                                       400        296        180        127         88        399

- - - - -
a/ Includes the effect of interest rate swaps.
b/ Based on quoted market prices or current rates for similar debt with the same remaining maturities.

Effective January 1, 2002, we have no synthetic leases.

Rental expense for all operating leases was $962 million in 2001, $906 million in 2000, and $860 million in 1999.

Support Facilities
------------------
At December 31, 2001, the Automotive sector had $8.6 billion of contractually committed credit agreements with various banks; 87.4% are available through June 30, 2006. Ford also has the ability to transfer, on a non-guaranteed basis, $8.0 billion of these credit lines to Ford Credit and FCE Bank plc.

At December 31, 2001, various subsidiaries of the Financial Services sector had an additional $16.9 billion of contractually committed support facilities; 49.3% of which are available through June 30, 2006 and $1.0 billion were in use. In addition, banks provide $12.5 billion of facilities to support Ford Credit's asset-backed commercial paper program.

Ford Credit also has entered into agreements with several bank-sponsored, commercial paper issuers under which such issues are contractually committed to purchase from Ford Credit, at Ford Credit's option, up to an aggregate of $12.4 billion of receivables. These agreements expire between June 27, 2002 and December 12, 2002. As of December 31, 2001, approximately $5.6 billion of these commitments have been utilized.

NOTE 12.  Capital Stock
-----------------------
All general voting power is vested in the holders of Common Stock and the holders of Class B Stock. Holders of Common Stock have 60% of the general voting power and holders of Class B Stock are entitled to such number of votes per share as would give them, in the aggregate, the remaining 40%. Shares of Common Stock and Class B Stock share equally in dividends, with stock dividends payable in shares of stock of the

-----------------------

class held. If the company is liquidated, each share of Common Stock will be entitled to the first $0.50 available for distribution to holders of Common Stock and Class B Stock, each share of Class B Stock will be entitled to the next $1.00 so available, each share of Common Stock will be entitled to the next $0.50 so available and each share of Common and Class B Stock will be entitled to an equal amount thereafter.

In August 2000, under a recapitalization known as the Value Enhancement Plan, shareholders elected to receive $5.7 billion in cash, and the total number of Common and Class B shares that became issued and outstanding was 1.893 billion. Prior period outstanding share and earnings per share amounts were not adjusted.

Series B Depositary Shares, representing 1/2000 of a share of $1.00 par value Series B Cumulative Preferred Stock, have a liquidation preference of $25 per Depositary Share. Depositary Shares outstanding at December 31, 2001 were 7,096,688. Dividends are payable at a rate of $2.0625 per year per Depositary Share. On and after December 1, 2002, and upon satisfaction of certain conditions, the stock is redeemable for cash at Ford's option, in whole or in part, at a redemption price equivalent to $25 per Depositary Share, plus an amount equal to the sum of all accrued and unpaid dividends. The Series B Cumulative Preferred Stock ranks senior to the Common Stock and Class B Stock in respect of dividends and liquidation rights.

Changes to the number of shares of capital stock issued were as follows (shares in millions):

                                                                Common       Class B
                                                                 Stock        Stock       Preferred
                                                              ------------ ------------ --------------
          Issued at December 31, 1998                           1,151          71          0.004
          2000 - Value Enhancement Plan                           686
                                                                -----          --          -----
            Issued at December 31, 2001                         1,837          71          0.004
                                                                =====          ==          =====

          Authorized at December 31, 2001                       6,000         530            30

NOTE 13.  Stock Options
-----------------------

We have stock options outstanding under the 1990 Long-Term Incentive Plan (LTIP) and the 1998 LTIP. No further grants may be made under the 1990 LTIP and all outstanding options are exerciseable. Grants may be made under the 1998 LTIP through April 2008. All outstanding options under the 1990 LTIP continue to be governed by the terms and conditions of the existing option agreements for those grants. Under the 1998 LTIP, 33% of the options are generally exercisable after the first anniversary of the date of grant, 66% after the second anniversary, and 100% after the third anniversary. Stock options expire 10 years from the grant date. Performance stock rights (PSRs) and restricted stock units (RSUs) are based on performance achievement. At December 31, 2001, 6.5 million PSRs and
2.8 million RSUs were outstanding. Stock options, SARs, PSRs, and RSUs are described in Ford's Proxy Statement.

Under the 1998 LTIP, 2% of our issued common stock as of December 31 becomes available for granting plan awards in the succeeding calendar year. Any unused portion is available for later years. The limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years. At December 31, 2001, the number of unused shares carried forward aggregated to 42.3 million shares.

                                                      2001                      2000                      1999
                                            ------------------------ ------------------------- ---------------------------
                                                          Weighted-                 Weighted-                 Weighted-
                                                           Average                   Average                   Average
                                               Shares      Exercise     Shares       Exercise     Shares       Exercise
Stock Option Activity                        (millions)     Price     (millions)      Price     (millions)      Price
---------------------                       ------------ ----------- ------------ ------------ ------------ --------------
Outstanding, beginning of period              153.7       $19.16        75.3        $32.66        70.9        $25.67
Granted                                        35.3        30.49        15.8         41.02        14.9         57.84
Adjustment a/                                                           71.4
Exercised b/                                  (14.0)       12.07        (6.9)        15.15        (9.1)        20.26
Terminated/expired or surrendered              (2.9)       25.91        (1.9)        32.94        (1.4)        27.98
                                              -----                    -----                      ----
Outstanding, end of period                    172.1        22.01       153.7         19.16        75.3         32.66
                                              =====                    =====                      ====
Exercisable, end of period                    113.2        18.74       100.3         15.59        41.8         23.51
   - - - - -
   a/  Outstanding stock options and related exercise prices were adjusted to preserve the intrinsic value of options as a result of the Visteon spin-off and Value Enhancement Plan in 2000.
   b/  Exercised at option prices ranging from $5.75 to $26.59 during 2001,
       $5.75 to $23.87 during 2000, and $10.43 to $44.75 during 1999.

-----------------------

Details on various option price ranges are as follows:

                                              Outstanding Options                          Exercisable Options
                              ----------------------------------------------------- -----------------------------------
                                                   Weighted-         Weighted-                           Weighted-
        Option Price              Shares         Average Life         Average            Shares           Average
           Range                (millions)          (years)            Price           (millions)          Price
----------------------------- ---------------- ------------------ ----------------- ----------------- -----------------
$ 7.09 - $10.58                    4.2              0.8              $ 7.16              4.2             $ 7.16
 10.76 -  15.81                   52.8              4.0               12.07             52.8              12.07
 16.19 -  23.88                   53.3              7.2               22.62             37.2              22.58
 23.97 -  35.79                   61.1              8.3               30.83             18.3              31.89
 41.03 -  42.52                    0.7              6.3               41.42              0.7              41.42
                                 -----                                                 -----
Total options                    172.1                                                 113.2
                                 =====                                                 =====

The estimated fair value of stock options at the time of grant using the Black-Scholes option pricing model was as follows:

                                                               2001         2000          1999
                                                            ----------- -------------- -------------
        Fair value per option                                 $8.88       $6.27 *       $17.53
        Assumptions:
        -----------
          Annualized dividend yield                            4.0%        4.9%           3.2%
          Expected volatility                                 43.9%       38.8%          36.5%
          Risk-free interest rate                              5.1%        6.3%           5.2%
          Expected option term (in years)                       6           5              5
        - - - - -
        *  Adjusted for the Value Enhancement Plan.

We measure compensation cost using the intrinsic value method. Since the option exercise price is set at fair value at the date of grant, no compensation cost for stock options has been recognized. If compensation cost had been determined based on the estimated fair value of options granted since 1995, our pro forma net income and earnings per share would have been as follows:

                                                    2001                    2000                   1999
                                           ----------------------- ---------------------- ------------------------
                                               As         Pro          As         Pro          As         Pro
                                            Reported     Forma      Reported     Forma      Reported      Forma
                                           ---------- ------------ ----------- ---------- ------------ -----------
   Net income/(loss) (in millions)         $(5,453)    $(5,606)     $3,467      $3,343     $7,237       $7,129
   Income/(loss) per share-Basic             (3.02)      (3.10)       2.34        2.26       5.99         5.90
   Income/(loss) per share-Diluted           (3.02)      (3.10)       2.30        2.22       5.86         5.77

NOTE 14.  Derivative Financial Instruments
------------------------------------------
We adopted Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. Our operations are exposed to global market risks, including the effect of changes in currency exchange rates, commodity prices, and interest rates. We use derivatives to manage these financial exposures as an integral part of our overall risk management program. We do not use derivatives for speculative purposes. We recognize fair value hedges through earnings and cash flow hedges through other comprehensive income. In prior years, gains and losses on currency and interest rate derivatives were deferred and recognized through earnings with the related underlying transactions.

Exchange rate risk is managed by use of foreign currency agreements, including forward contracts, swaps, and options. Commodity price risk is managed by use of forward price contracts and options. Exchange rate and commodity risk derivatives are primarily accounted for as cash flow hedges and generally mature in 3 years or less, with a maximum maturity of 8 years. Interest rate risk is managed by entering into interest rate swap agreements to change the interest rate characteristics of our debt (primarily used in the Financial Services sector) to match the interest rate characteristics of related assets. These interest rate derivatives are designated as either cash flow or fair value hedges. In addition, we use forward contracts to hedge certain net investments in foreign operations and hold other derivatives that presently do not qualify for hedge accounting treatment under SFAS No. 133. During the fourth quarter of 2001, we reevaluated our plans with respect to certain forward purchase commitments for various precious metals commodities that were previously excluded from the scope of SFAS No. 133 and determined that they no longer qualify for exclusion. Accordingly, we recorded a mark-to-market adjustment of $449 million in our Automotive sector as of December 31, 2001 (Note 16). Derivatives accounted for as cash flow hedges comprise most of the balance of SFAS No. 133 activity reported as a part of stockholders' equity.

 ------------------------------------------

Adjustments to income and to stockholders' equity at December 31, 2001, were (in millions):

                                                 Automotive              Financial Services                 Total
                                         --------------------------- --------------------------- ----------------------------
Income before income taxes a/                   $(588)                      $(251)                     $  (839)
Net income                                       (387)                       (157)                        (544)
Stockholders' equity b/                                                                                 (1,099)

   a/ Automotive recorded in cost of sales; Financial Services recorded in revenues.
   b/ Recorded in accumulated other comprehensive income.

The $1,099 million recorded in stockholders' equity is comprised of amounts remaining from the $550 million transition adjustment on January 1, 2001 and net losses on derivative instruments for the year (net of $144 million of such amounts reclassified to income/(loss) during the year). We expect to reclassify losses of $663 million ($96 million relates to transition adjustment) from stockholders' equity to net income during the next twelve months. These amounts are net of tax impact. Consistent with our comprehensive, non-speculative risk-management practices, neither these nor future reclassifications are anticipated to have a material effect on our net earnings, as they should be substantially offset by the opposite effects on related underlying transactions.

NOTE 15.  Operating Cash Flows Before Securities Trading
--------------------------------------------------------
The reconciliation of net income/(loss) to cash flows from operating activities before securities trading is as follows (in millions):

                                                               2001                        2000                       1999
                                                    -------------------------- ------------------------- ---------------------------
                                                                    Financial                  Financial                   Financial
                                                      Automotive    Services     Automotive     Services     Automotive    Services
                                                    ------------- ------------ -------------- ---------- --------------- -----------
Net income/(loss) from continuing
 operations                                          $(6,267)      $   814       $ 3,624       $ 1,786      $ 4,986       $ 1,516
  Depreciation and special tools
   amortization                                        5,010        10,564         5,092         9,408        5,051         9,254
  Impairment charges (depreciation
   and amortization)                                   3,828             -         1,100             -            -             -
  Amortization of goodwill, intangibles                  303            45           305            44          193            44
  Net losses/(earnings) from equity
   investments in excess of dividends
   remitted                                              845            (5)           86            17          (14)           25
  Provision for credit/insurance losses                    -         3,665             -         1,963            -         1,465
  Foreign currency adjustments                          (201)            -           (58)            -          284             -
  Provision for deferred income taxes                 (2,257)          538           706         1,449          258         1,565
  Decrease/(increase) in accounts
   receivable and other current assets                 1,194          (672)         (509)         (695)        (822)         (331)
  Decrease/(increase) in inventory                     1,122             -        (1,369)            -          955             -
  Increase/(decrease) in accounts payable
   and accrued and other liabilities                   4,951          (762)        2,444         1,509        1,154        (1,213)
  Other                                                 (719)         (268)          602          (146)         490           372
                                                     -------       -------       -------       -------      -------       -------
Cash flows                                           $ 7,809       $13,919       $12,023       $15,335      $12,535       $12,697
                                                     =======       =======       =======       =======      =======       =======

We consider all highly liquid investments with a maturity of three months or less, including short-term time deposits and government, agency and corporate obligations, to be cash equivalents. Automotive sector cash equivalents at December 31, 2001 and 2000 were $3.3 billion and $2.9 billion, respectively; Financial Services sector cash equivalents at December 31, 2001 and 2000 were $2.2 billion and $1.0 billion, respectively. Cash flows resulting from futures contracts, forward contracts and options that are accounted for as hedges of identifiable transactions are classified in the same category as the item being hedged.

Cash paid for interest and income taxes was as follows (in millions):

                                           2001        2000         1999
                                       ----------- ------------ -------------
        Interest                          $9,975      $10,354     $8,381
        Income taxes                         879        1,976        870

NOTE 16.  Automotive Sector Acquisitions, Dispositions, Restructurings and
--------------------------------------------------------------------------
Other Actions Accounting for Acquisitions - We account for our acquisitions
-----------------------------------------
under the purchase method. The assets acquired, liabilities assumed, and the results of operations of the acquired company since the acquisition date are included in our financial statements on a consolidated basis. On a pro forma basis, none of these acquisitions would have had a material effect on our results of operations.

2001
----
Fourth Quarter Impairment and Other Charges - Charges of $5.7 billion before
-------------------------------------------
taxes and $4.1 billion after taxes are summarized below, followed by explanatory detail.

         Fixed-asset impairments
           North America                                                  $3.1
           South America                                                   0.7
                                                                          ----
             Total fixed-asset impairments                                 3.8

         Precious metals                                                   1.0
         Personnel (primarily North America salaried)                      0.6
         All other                                                         0.3
                                                                          ----
           Total pre-tax charges                                          $5.7
                                                                          ====

         Memo:  After-tax effect of charges                               $4.1

In response to significantly deteriorating business conditions resulting in operating losses, we conducted extensive business reviews of our Automotive operations in North America and South America during the fourth quarter. As part of these reviews, we determined that projected undiscounted cash flows were not sufficient to justify the carrying values of the related long-lived assets. Asset impairment charges of $3,084 million in North America and $744 million in South America were recorded in Automotive cost of sales, reflecting a write-down to estimated fair value, as determined by independent valuations. The impairment increased depreciation, special tool amortization, and goodwill amortization by $2,688 million, $867 million, and $273 million, respectively.

Precious metals (primarily palladium) are used in catalytic converters, required to meet automotive emission standards. Our business objective has been to ensure adequate supply of these critical commodities. In 2000 and early 2001, we acquired precious metals and entered into forward purchase contracts at then-prevailing market prices in an environment of uncertain supply and outlook (characterized by periodic supply interruptions by a major producer, Russia, and substantial increases in commodity prices - e.g., palladium prices rose from about $200 an ounce in 1997 to about $1,100 an ounce in January 2001). In the fourth quarter of 2001, our engineers validated a breakthrough catalyst design, which will help reduce our usage of palladium (2002 usage is projected to be down more than 50% from our usage in 2000). For our precious metals physically held, we have accordingly revised our stocking requirements and are in the process of reducing metals that are in excess of those stocking requirements (including market sales to the extent the market can absorb the metal in an orderly fashion). We have written down the value of the excess metal to its estimated realizable value (equal to year-end market price). For precious metal forward purchase contracts (all of which were previously planned for normal use in production), we now are planning a number of actions, including cash settling contracts in lieu of taking physical delivery of the related metal. Therefore, as required by SFAS No. 133, precious metal forward purchase contracts have been marked-to-market as of December 31, 2001. The total pre-tax charge for precious metals was $953 million.

Personnel charges of $565 million before taxes primarily reflected voluntary salaried employee separations in North America.

Other pre-tax charges mainly reflected a $201 million non-cash charge to equity in net income of affiliated companies, representing our share of a charge related to Mazda's pension expenses, and a $160 million charge related to a major devaluation of the Argentine peso.

Purchase of Remainder of Hertz Corporation - In March, we acquired (for $735
------------------------------------------
million) the common stock of Hertz that we did not own, which represented about 18% of the economic interest in Hertz. The excess of the purchase price over the fair market value of net assets acquired was approximately $390 million and was amortized over 40 years in 2001.

NOTE 16.  Automotive Sector Acquisitions, Dispositions, Restructurings and Other
-------------------------------------------------------------------------------
Actions (Continued)
-------

2000
----
Purchase of Land Rover Business - In June, we purchased the Land Rover sport
-------------------------------
utility vehicle business from the BMW Group for 3 billion euros (equivalent to $2.6 billion). We paid two-thirds of the purchase price at closing and will pay the remainder in 2005. The excess of the purchase price over the fair market value of net assets acquired was approximately $775 million and was amortized over 40 years in 2000 and 2001.

European Charges - Following an extensive review of the Ford brand Automotive
----------------
operations in Europe, we recorded a pre-tax charge in Automotive cost of sales of $1.6 billion in the second quarter. This charge included $1.1 billion for asset impairments and $468 million for restructuring costs. Employee separation included a workforce reduction of about 3,300 employees (2,900 hourly and 400 salaried) related to the planned cessation of vehicle production at the Dagenham (U.K.) Body and Assembly Plant. As of December 31, 2001, we have utilized $197 million of the $468 million restructuring charge relating to a workforce reduction of 2,365 employees and $20 million of other exit related costs.

The asset impairment charge, attributable to excess capacity related to Ford's performance in the European market, reflected the write-down of certain long-lived assets, as determined by an independent valuation.

Nemak Joint Venture - During the fourth quarter, we recorded in Automotive cost
-------------------
of sales a pre-tax charge of $205 million related to the fair value transfer of our Windsor Aluminum Plant, Essex Aluminum Plant, and Casting Process Development Center for an increased equity interest in our joint venture with Nemak. We reflected the new joint venture in our consolidated financial statements on an equity basis.

1999
----
Purchase of AB Volvo's Worldwide Passenger Car Business ("Volvo Car") -
---------------------------------------------------------------------
In March, we purchased Volvo Car for $6.45 billion. The acquisition price included a cash payment of $2 billion on March 31, 1999, a deferred payment obligation to AB Volvo of $1.6 billion paid April 2, 2001, and Volvo Car automotive net indebtedness of $2.9 billion. Most automotive indebtedness was repaid April 12, 1999. The excess of the purchase price over the fair market value of net assets acquired was approximately $2.5 billion and was amortized over 40 years during 1999, 2000, and 2001.

Purchase of Kwik-Fit Holdings plc - During the third quarter, we completed the
---------------------------------
purchase of all the outstanding stock of Kwik-Fit plc ("Kwik-Fit"). Kwik-Fit was Europe's largest independent vehicle maintenance and light repair chain. The purchase price was $1.6 billion and consisted of cash payments of $1.4 billion and loan notes to certain Kwik-Fit shareholders of $200 million, redeemable beginning April 30, 2000 and on any subsequent interest payment date. The excess of the purchase price over the fair market value of net assets acquired was approximately $1.1 billion and was amortized over 30 years during 1999, 2000, and 2001.

Dissolution of AutoEuropa Joint Venture - On January 1, 1999, we dissolved our
---------------------------------------
minivan joint venture with Volkswagen AG in Portugal (AutoEuropa) resulting in a $255 million pre-tax gain credited to Automotive cost of sales.

NOTE 17.  Retirement Benefits
-----------------------------

Employee Retirement Plans
-------------------------
We have two principal defined benefit retirement plans in the U.S. The Ford-UAW Retirement Plan covers hourly employees represented by the UAW, and the General Retirement Plan covers substantially all other Ford employees in the U.S. The hourly plan provides noncontributory benefits related to employee service. The salaried plan provides similar noncontributory benefits and contributory benefits related to pay and service. Other U.S. and non-U.S. subsidiaries have separate plans that generally provide similar types of benefits for their employees. Ford-UAW Retirement Plan expense accruals for employees assigned to Visteon are charged to Visteon.

In general, our plans are funded, with the main exceptions of the U.S. defined benefit plans for executives and certain plans in Germany; in such cases, an unfunded liability is recorded.

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. Plan assets consist principally of investments in stocks and government and other fixed income securities. At December 31, 2001, stocks represented 73% of the market value of pension assets for our principal U.S. plans and fixed income securities represented 27%. Ford securities comprised less than one-half of one percent of the value of our worldwide pension plan assets during 2000 and 2001.

We also sponsor defined contribution plans for certain of our U.S. and non-U.S. employees. Our expense, primarily for matching contributions, for these plans was (in millions): $153 in 2001, $145 in 2000, and $140 in 1999. Effective January 1, 2002, we suspended matching contributions to these plans.

Postretirement Health Care and Life Insurance Benefits
------------------------------------------------------
We and certain of our subsidiaries sponsor plans to provide selected health care and life insurance benefits for retired employees. Our U.S. and Canadian employees generally may become eligible for those benefits if they retire; however, benefits and eligibility rules may be modified from time to time. Postretirement health care and life insurance expense accruals for hourly employees assigned to Visteon and for salaried Visteon employees who met certain age and service conditions at June 30, 2000 are charged to Visteon. A portion of U.S. hourly and salary retiree health and life insurance benefits has been prepaid. At December 31, 2001, the market value of this pre-funding was $2.7 billion, including $1.7 billion of Visteon promissory notes contributed to a segregated trust.

Our expense for pension, postretirement health care and life insurance benefits was as follows (in millions):

                                                           Pension Benefits
                                  ------------------------------------------------------------------              Health Care
                                             U.S. Plans                     Non-U.S. Plans                     and Life Insurance
                                  -------------------------------- ---------------------------------  ------------------------------
                                     2001       2000       1999       2001        2000       1999          2001     2000       1999
                                  -------- ----------- ----------- --------- ---------- ------------   --------- --------- ---------
Service cost                      $   531    $   495    $   522    $   396     $   405    $   402        $  374    $  320    $  275
Interest cost                       2,410      2,345      1,713        974         918        823         1,697     1,483       972
Expected return on assets          (3,697)    (3,281)    (2,475)    (1,184)     (1,162)    (1,026)         (161)     (135)      (82)
Amortization of:
 Prior service costs                  532        620        363        138         133        105          (114)      (38)      (35)
 (Gains)/losses and other            (367)      (418)       (41)      (101)         17        145           161        28        29
Separation programs                   303        122        108          8         184*        48           114        54        48
Allocated costs to Visteon            (58)       (71)         -          -           -          -          (149)     (159)        -
                                  -------    -------    -------    -------     -------    -------        ------    ------    ------
  Net expense/(income)            $  (346)   $  (188)   $   190    $   231     $   495    $   497        $1,922    $1,553    $1,207
                                  =======    =======    =======    =======     =======    =======        ======    ======    ======

- - - - -
* Reflects reclassification of portion of restructuring reserve established in
2000.

-----------------------------

The year-end status of these plans was as follows (in millions):

                                                                       Pension Benefits
                                                      ----------------------------------------------------        Health Care
                                                              U.S. Plans              Non-U.S. Plans           And Life Insurance
                                                      ------------------------- -------------------------- -------------------------
                                                          2001         2000          2001        2000          2001         2000
                                                      ---------- -------------- ------------ ------------- ----------- -------------
Change in Benefit Obligation
----------------------------
 Benefit obligation at January 1                       $33,282      $31,846       $16,918      $16,484      $ 23,374     $ 15,744
  Service cost                                             531          535           396          405           374          320
  Interest cost                                          2,410        2,388           974          918         1,697        1,483
  Amendments                                                 6            -           133          232          (923)        (226)
  Separation programs                                      330          141            24           83           114           54
  Net transfers in/(out)                                     -          (89)         (170)         357             -        3,714
  Plan participant contributions                            40           45            83           71             -            -
  Benefits paid                                         (2,496)      (2,273)         (768)        (744)       (1,145)      (1,055)
  Foreign exchange translation                               -            -          (637)      (1,117)          (26)           2
  Actuarial (gain)/loss                                  1,120          689          (962)         229         1,968        3,338
                                                       -------      -------       -------      -------      --------     --------
 Benefit obligation at December 31                     $35,223      $33,282       $15,991      $16,918      $ 25,433     $ 23,374
                                                       =======      =======       =======      =======      ========     ========

Change in Plan Assets
---------------------
 Fair value of plan assets at January 1                $39,830      $40,845       $14,714      $15,432      $  3,135     $  1,258
  Actual return on plan assets                          (1,558)         979          (931)         233           200          168
  Company contributions                                      -            8           277          185           142        1,935
  Net transfers in/(out)                                  (300)   *      90          (152)         520             -          425
  Plan participant contributions                            40           45            83           71             -            -
  Benefits paid                                         (2,496)      (2,273)         (768)        (744)         (758)        (651)
  Foreign exchange translation                               -            -          (515)      (1,041)            -            -
  Other                                                    303          136           227           58           (27)           -
                                                       -------      -------       -------      -------      ---------    --------
 Fair value of plan assets at December 31              $35,819      $39,830       $12,935      $14,714      $  2,692     $  3,135
                                                       =======      =======       =======      =======      ========     ========

 Funded status                                         $   596      $ 6,548       $(3,056)     $(2,204)     $(22,741)    $(20,239)
 Unamortized prior service costs                         3,358        3,912           768          814        (1,043)        (231)
 Unamortized net (gains)/losses and other               (1,939)      (8,557)        1,642          430         6,655        4,850
                                                       -------      -------       -------      -------      --------     --------
   Net amount recognized                               $ 2,015      $ 1,903       $  (646)     $  (960)     $(17,129)    $(15,620)
                                                       =======      =======       =======      =======      ========     ========

Amounts Recognized in the Balance Sheet
Consist of Assets/(Liabilities):
--------------------------------
  Prepaid assets                                       $ 3,099      $ 2,856       $ 1,259      $ 1,040      $      -     $      -
  Accrued liabilities                                   (1,356)      (1,244)       (2,779)      (2,900)      (17,129)     (15,620)
  Intangible assets                                         72          116           352          490             -            -
  Accumulated other comprehensive income                   200          175           522          410             -            -
                                                       -------      -------       -------      -------      --------     --------
    Net amount recognized                              $ 2,015      $ 1,903       $  (646)     $  (960)     $(17,129)    $(15,620)
                                                       =======      =======       =======      =======      ========     ========

Pension Plans in Which Accumulated Benefit
Obligation Exceeds Plan Assets at December 31
---------------------------------------------
  Accumulated benefit obligation                       $ 1,302       $ 1,085       $ 5,109     $ 5,174
  Fair value of plan assets                                184            62         2,721       2,751

Weighted average assumptions as of December 31
----------------------------------------------
  Discount rate                                           7.25%         7.50%         6.10%       6.10%         7.25%        7.50%
  Expected return on assets                               9.50%         9.50%         8.70%       8.80%         6.00%        6.00%
  Average rate of increase in compensation                5.20%         5.20%         3.80%       4.10%            -            -
  Initial health care cost trend rate                        -             -             -           -          9.45%        8.97%
  Ultimate health care cost trend rate                       -             -             -           -          5.00%        5.00%
  Number of years to ultimate trend rate                     -             -             -           -             6            7

- - - - -
* Payment of retiree health care benefits.

The assumption for expected return on assets reflects our expectation of the long-term average rate of earnings on pension funds invested to provide for the benefits included in the projected benefit obligation. In making this assumption, we review the outlook for inflation, fixed income returns and equity returns, taking into consideration our plans' historical returns, our asset allocation and investment strategy, as well as the views of investment managers and other large pension plan sponsors. Although not a guarantee of future results, the average annual return of our U.S. pension fund has exceeded 9.5% for the last 10, 20 and 30-year periods. As a sensitivity measure, a one-half point decrease/increase in our U.S. assumed return would increase/decrease future annual U.S. pension pre-tax expense by about $190 million and would have no effect on pension funded status or contribution requirements.

A one percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the postretirement health care benefit obligation by approximately $3.1 billion/($2.6 billion) and the service and interest component of this expense by $310 million/($241) million.

NOTE 18.  Segment Information (in millions)
-------------------------------------------

                                                                   Financial Services Sector
                                                            --------------------------------------
                                                  Auto-         Ford                      Other     Eliminations/
                                                  motive       Credit        Hertz       Fin Svcs      Other b/          Total
                                               ----------- ------------ ------------ ------------- ------------------ -------------
2001
----
Revenues
  External customer                            $131,528     $ 24,996       $ 4,898      $   966       $     24        $162,412
  Intersegment                                    3,260          455            27          106         (3,848)              -
                                               --------     --------       -------      -------       --------        --------
    Total Revenues                             $134,788     $ 25,451       $ 4,925      $ 1,072       $ (3,824)       $162,412
                                               ========     ========       =======      =======       ========        ========
Income
  Income/(loss) before taxes                   $ (9,036)    $  1,508       $     3      $   (59)      $      -        $ (7,584)
  Provision for income tax                       (2,808)         668           (20)           9              -          (2,151)
  Income/(loss) from continuing
   operations                                    (6,267)         839            23          (67)            19          (5,453)
Other Disclosures
  Depreciation and amortization                $  9,141     $  8,861       $ 1,620      $    54       $     74        $ 19,750
  Interest income a/                                766            -             -            -              -             766
  Interest expense                                1,378        8,951           414          105              -          10,848
  Capital expenditures                            6,357          182           310          159              -           7,008
  Unconsolidated affiliates
    Equity in net income/(loss)                    (856)           5             -            -              -            (851)
    Investments in                                2,450          177             -           11              -           2,638
  Total assets at year-end                       88,319      173,096        10,525        4,616            (13)        276,543

-----------------------------------------------------------------------------------------------------------------------------------
2000
----
Revenues
  External customer                            $141,230     $ 23,412       $ 5,057      $   336       $     23        $170,058
  Intersegment                                    3,783          194            30          154         (4,161)              -
                                               --------     --------       -------      -------       --------        --------
    Total Revenues                             $145,013     $ 23,606       $ 5,087      $   490       $ (4,138)       $170,058
                                               ========     ========       =======      =======       ========        ========
Income
  Income before taxes                          $  5,267     $  2,495       $   581      $  (109)      $      -        $  8,234
  Provision for income tax                        1,597          926           223          (41)             -           2,705
  Income from continuing operations               3,624        1,536           358          (35)           (73)          5,410
Other Disclosures
  Depreciation and amortization                $  6,497     $  7,846       $ 1,504      $    46       $     56        $ 15,949
  Interest income a/                              1,488            -             -            -              -           1,488
  Interest expense                                1,383        8,970           428          121              -          10,902
  Capital expenditures                            7,393          168           291          496              -           8,348
  Unconsolidated affiliates
    Equity in net income/(loss)                     (70)         (22)            -            1              -             (91)
    Investments in                                2,949           79             -            7              -           3,035
  Total assets at year-end                       94,312      174,258        10,620        3,731            469         283,390

-----------------------------------------------------------------------------------------------------------------------------------
1999
----
Revenues
  External customer                            $135,073     $ 20,020       $ 4,695      $   911       $      4        $160,703
  Intersegment                                    4,082          340            33          170         (4,625)              -
                                               --------     --------       -------      -------       --------        --------
    Total Revenues                             $139,155     $ 20,360       $ 4,728      $ 1,081       $ (4,621)       $160,703
                                               ========     ========       =======      =======       ========        ========
Income
  Income before taxes                          $  7,275     $  2,104       $   560      $   (85)      $      -        $  9,854
  Provision for income tax                        2,251          791           224          (18)             -           3,248
  Income from continuing operations               4,986        1,261           336          (15)           (66)          6,502
Other Disclosures
  Depreciation and amortization                $  5,244     $  7,565       $ 1,357      $   326       $     50        $ 14,542
  Interest income a/                              1,418            -             -            -              -           1,418
  Interest expense                                1,347        7,193           354          132              -           9,026
  Capital expenditures                            7,069           82           351          157              -           7,659
  Unconsolidated affiliates
    Equity in net income/(loss)                      35          (25)            -            -              -              10
    Investments in                                2,539           97             -            8              -           2,644
  Total assets at year-end                       99,201      156,631        10,137        4,210             70         270,249
- - - - -
a/   Ford Credit's and Hertz's interest income is recorded as Revenues.
b/   Includes intersegment transactions occurring in the ordinary course of business.

NOTE 19.  Geographic Information (in millions)
----------------------------------------------

                                                        United                     All          Total
                                                        States       Europe       Other        Company
                                                    ------------ ------------- ----------- --------------
        2001
        ----
        External revenues                              $108,296     $35,532      $18,584      $162,412
        Income from continuing operations                (4,493)        513       (1,473)       (5,453)
        Net property                                     16,199      12,567        5,925        34,691

        2000
        ----
        External revenues                              $118,367     $32,132      $19,559      $170,058
        Income from continuing operations                 6,009        (862)         263         5,410
        Net property                                     19,424      13,614        6,260        39,298

        1999
        ----
        External revenues                              $111,468     $32,709      $16,526      $160,703
        Income from continuing operations                 6,008         376          118         6,502
        Net property                                     18,286      13,098        6,719        38,103

NOTE 20.  Litigation and Claims
-------------------------------
Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against us, including those arising out of alleged defects in our products; governmental regulations relating to safety, emissions and fuel economy; financial services; employment-related matters; dealer, supplier and other contractual relationships; intellectual property rights; product warranties; environmental matters; and shareholder matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive, or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief which, if granted, would require very large expenditures.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We have established reserves for certain of the matters discussed in the foregoing paragraph where losses are deemed probable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which reserves have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 2001. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future consolidated financial statements for a particular year, although such an outcome is possible.

NOTE 21.  Summary Quarterly Financial Data (Unaudited)
------------------------------------------------------
(in millions, except amounts per share)

                                                     2001                                         2000
                                       -------------------------------------------- ------------------------------------------
                                          First     Second      Third       Fourth     First     Second      Third     Fourth
                                         Quarter    Quarter    Quarter     Quarter    Quarter    Quarter    Quarter    Quarter
                                       --------- ----------- ------------ --------- --------- ---------- ---------- ----------
   Automotive
     Sales                             $34,650    $34,552     $28,554     $33,772   $36,175    $37,366    $32,582    $35,107
     Operating income/(loss)             1,329     (1,432)     (1,084)     (6,381)    2,322      1,413        574        923
   Financial Services
     Revenues                            7,796      7,762       7,948       7,378     6,729      7,133      7,473      7,493
     Income/(loss) before
      income taxes                         594        690         626        (458)      643        764        856        704
   Total Company
     Income/(loss) from
      continuing operations              1,059       (752)       (692)     (5,068)    1,932      1,513        888      1,077
   Common and Class B per share
     Basic income/(loss) from
      continuing operations            $  0.58    $ (0.42)    $ (0.39)    $ (2.81)  $  1.61    $  1.26    $  0.54    $  0.58
     Diluted income/(loss) from
      continuing operations               0.56      (0.42)   *  (0.39)  *   (2.81)     1.58       1.24       0.53       0.57
     - As previously reported                       (0.41)      (0.38)

 - - - - -
 *  Diluted earnings per share amounts for second and third quarters of 2001 have been corrected to exclude the antidilutive effect of stock options.

                        Report of Independent Accountants



To the Board of Directors and Stockholders
Ford Motor Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Ford Motor Company and Subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, on January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".


/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
February 15, 2002