Form 10-Q
period 2002-03-31
FORD MOTOR CO
filed 2002-05-10
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q






(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
---
EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002 OR
                                                    --------------


---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from             to
                                                    -----------    ------------.


                          Commission file number 1-3950
                                     ------


                               FORD MOTOR COMPANY
                               ------------------
             (Exact name of registrant as specified in its charter)


       Incorporated in Delaware                             38-0549190
    --------------------------------                  -----------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification Number)


     One American Road, Dearborn, Michigan                       48126
    --------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code: 313-322-3000
                                                            ------------


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| . No .
                                       ---
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2002 the Registrant had outstanding 1,741,877,240 shares of Common Stock and 70,852,076 shares of Class B Stock.
















               Exhibit index located on sequential page number 17


                       Ford Motor Company and Subsidiaries

                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------

                  For the Periods Ended March 31, 2002 and 2001
                     (in millions, except per share amounts)

                                                                                                 First Quarter
                                                                                         ------------------------------
                                                                                             2002            2001
                                                                                         --------------  --------------
                                                                                                  (unaudited)
AUTOMOTIVE
Sales                                                                                     $32,321         $34,650

 Costs and expenses (Note 2)
 Cost of sales (Note 3)                                                                    30,074          30,815
 Selling, administrative and other expenses                                                 2,336           2,506
                                                                                          -------         -------
   Total costs and expenses                                                                32,410          33,321

 Operating income/(loss)                                                                      (89)          1,329

 Interest income                                                                              112             255
 Interest expense                                                                             362             367
                                                                                          -------         -------
   Net interest expense                                                                      (250)           (112)
 Equity in net loss of affiliated companies                                                   (61)           (178)
                                                                                          -------         -------

 Income/(loss) before income taxes - Automotive                                              (400)          1,039

 FINANCIAL SERVICES
 Revenues (Note 3)                                                                          7,536           7,796

 Costs and expenses
 Interest expense                                                                           1,996           2,560
 Depreciation                                                                               2,666           2,519
 Operating and other expenses                                                               1,559           1,437
 Provision for credit and insurance losses                                                    961             686
                                                                                          -------         -------
   Total costs and expenses                                                                 7,182           7,202
                                                                                          -------         -------

 Income before income taxes - Financial Services                                              354             594
                                                                                          -------         -------

 TOTAL COMPANY
 Income/(loss) before income taxes                                                            (46)          1,633
 Provision/(credit) for income taxes                                                          (26)            571
                                                                                          -------         -------
 Income/(loss) before minority interests                                                      (20)          1,062
 Minority interests in net income of subsidiaries                                              72               3
                                                                                          -------         -------
 Income/(loss) before cumulative effect of change in
  accounting principle                                                                        (92)          1,059

 Cumulative effect of change in accounting principle (Note 4)                                (708)              -
                                                                                          -------         -------

 Net income/(loss)                                                                        $  (800)        $ 1,059
                                                                                          =======         =======

 Income/(loss) attributable to Common and Class B Stock
  after preferred stock dividends                                                         $  (804)        $ 1,055

 Average number of shares of Common and Class B
  Stock outstanding                                                                         1,807           1,840

 AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Notes 4 and 5)
 Basic income
   Income/(loss) before cumulative effect of change in
    accounting principle                                                                  $ (0.05)        $  0.58
   Cumulative effect of change in accounting principle                                      (0.40)              -
                                                                                          -------         -------
   Net income/(loss)                                                                      $ (0.45)        $  0.58

 Diluted income
   Income/(loss) before cumulative effect of change in
    accounting principle                                                                  $ (0.05)        $  0.56
   Cumulative effect of change in accounting principle                                      (0.40)              -
                                                                                          -------         -------
   Net income/(loss)                                                                      $ (0.45)        $  0.56

 Cash dividends                                                                           $  0.10         $  0.30

    The accompanying notes are part of the financial statements.


                       Ford Motor Company and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                  (in millions)

                                                                                            March 31,       December 31,
                                                                                              2002              2001
                                                                                         ---------------- --------------
                                                                                           (unaudited)
ASSETS
Automotive
Cash and cash equivalents                                                                  $  8,073         $  4,079
Marketable securities                                                                        11,433           10,949
                                                                                           --------         --------
   Total cash and marketable securities                                                      19,506           15,028

Receivables                                                                                   2,321            2,214
Inventories (Note 6)                                                                          7,068            6,191
Deferred income taxes                                                                         2,734            2,595
Other current assets                                                                          5,880            6,155
Current receivable from Financial Services                                                    1,349              938
                                                                                           --------         --------
   Total current assets                                                                      38,858           33,121

Equity in net assets of affiliated companies                                                  2,399            2,450
Net property                                                                                 33,537           33,121
Deferred income taxes                                                                         7,592            5,996
Goodwill (Note 4)                                                                             4,481            5,283
Other intangible assets (Note 4)                                                              1,036            1,194
Other assets                                                                                  6,514            7,154
                                                                                           --------         --------
   Total Automotive assets                                                                   94,417           88,319

Financial Services
Cash and cash equivalents                                                                     7,947            3,139
Investments in securities                                                                       598              628
Finance receivables, net                                                                    103,905          111,958
Net investment in operating leases                                                           46,486           47,262
Retained interest in sold receivables                                                         9,575           12,548
Goodwill and other intangible assets (Note 4)                                                 1,352            1,353
Other assets                                                                                  7,656            7,624
Receivable from Automotive                                                                    3,712            3,712
                                                                                           --------         --------
   Total Financial Services assets                                                          181,231          188,224
                                                                                           --------         --------

   Total assets                                                                            $275,648         $276,543
                                                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                             $ 16,191         $ 15,677
Other payables                                                                                3,649            4,227
Accrued liabilities                                                                          24,306           24,340
Debt payable within one year                                                                    235              302
                                                                                           --------         --------
   Total current liabilities                                                                 44,381           44,546

Long-term debt                                                                               13,681           13,492
Other liabilities                                                                            33,281           30,868
Deferred income taxes                                                                           275              362
Payable to Financial Services                                                                 3,712            3,712
                                                                                           --------         --------
   Total Automotive liabilities                                                              95,330           92,980

Financial Services
Payables                                                                                      3,347            3,095
Debt                                                                                        145,301          153,543
Deferred income taxes                                                                         9,922            9,703
Other liabilities and deferred income                                                         7,308            7,826
Payable to Automotive                                                                         1,349              938
                                                                                           --------         --------
   Total Financial Services liabilities                                                     167,227          175,105

Company-obligated mandatorily redeemable preferred and mandatorily redeemable convertible preferred securities of subsidiary trusts holding solely junior
 subordinated debentures of the Company (Note 7)                                              5,672              672

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate liquidation
  preference of $177 million)                                                                     *                *
 Common Stock, par value $0.01 per share (1,837 million shares issued)                           18               18
 Class B Stock, par value $0.01 per share (71 million shares issued)                              1                1
Capital in excess of par value of stock                                                       6,008            6,001
Accumulated other comprehensive income (Notes 3 and 8)                                       (5,253)          (5,913)
ESOP loan and treasury stock                                                                 (2,873)          (2,823)
Earnings retained for use in business                                                         9,518           10,502
                                                                                           --------         --------
   Total stockholders' equity                                                                 7,419            7,786
                                                                                           --------         --------

   Total liabilities and stockholders' equity                                              $275,648         $276,543
                                                                                           ========         ========

The accompanying notes are part of the financial statements.



                       Ford Motor Company and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

                  For the Periods Ended March 31, 2002 and 2001
                                  (in millions)


                                                                              First Quarter 2002            First Quarter 2001
                                                                          ---------------------------- -----------------------------
                                                                                          Financial                    Financial
                                                                           Automotive     Services      Automotive      Services
                                                                          ------------- -------------- ------------- ---------------
                                                                                 (unaudited)                   (unaudited)

Cash and cash equivalents at January 1                                      $ 4,079      $  3,139        $ 3,374      $  1,477

Cash flows from operating activities before
 securities trading                                                           2,338         3,831          3,122         1,903
Net sales/(purchases) of trading securities                                    (437)          (25)           119            (6)
                                                                            -------      --------        -------      --------
   Net cash flows from operating activities                                   1,901         3,806          3,241         1,897

Cash flows from investing activities
 Capital expenditures                                                        (1,537)         (181)        (1,357)         (131)
 Acquisitions of receivables and lease investments                                -       (21,295)             -       (23,772)
 Collections of receivables and lease investments                                 -        15,318              -        13,249
 Net acquisitions of daily rental vehicles                                        -          (794)             -        (1,118)
 Purchases of securities                                                       (537)         (185)        (6,713)         (204)
 Sales and maturities of securities                                             452           139          8,053           199
 Proceeds from sales of receivables and lease investments                         -        15,399              -         7,174
 Net investing activity with Financial Services                                (427)            -           (674)            -
 Cash paid for acquisitions (Note 9)                                            (37)            -           (122)         (743)
 Other                                                                            -           228            342             9
                                                                            -------      --------        -------      --------
   Net cash used in investing activities                                     (2,086)        8,629           (471)       (5,337)

Cash flows from financing activities
 Cash dividends                                                                (184)            -           (557)            -
 Net purchases of Common Stock                                                  (57)            -           (801)            -
 Proceeds from mandatorily redeemable convertible
  preferred securities (Note 7)                                               4,900            -               -             -
 Changes in short-term debt                                                     (93)       (7,402)           (28)       (4,861)
 Proceeds from issuance of other debt                                           107         8,143            201        14,386
 Principal payments on other debt                                               (60)       (8,944)           (76)       (7,691)
 Net financing activity with Automotive                                           -           427              -           674
 Other                                                                           (5)         (231)            84            44
                                                                            -------      --------        -------      --------
   Net cash (used in)/provided by financing activities                        4,608        (8,007)        (1,177)        2,552

Effect of exchange rate changes on cash                                         (18)          (31)           (63)         (111)
Net transactions with Automotive/Financial Services                            (411)          411           (951)          951
                                                                            -------      --------        -------      --------

   Net increase/(decrease) in cash and cash equivalents                       3,994         4,808            579           (48)
                                                                            -------      --------        -------      --------

Cash and cash equivalents at March 31                                       $ 8,073      $  7,947        $ 3,953      $  1,429
                                                                            =======      ========        =======      ========

The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)


1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K (the "10-K Report") for the year ended
     December 31, 2001. For purposes of this report, "Ford", the "Company", "we", "our", "us" or similar references means Ford Motor Company and its majority-owned subsidiaries unless the context requires otherwise. Certain amounts for prior periods were reclassified to conform with current period presentation.

2.   Selected Automotive Costs and Expenses are summarized as follows
     (in millions):

                                                         First Quarter
                                                   ----------------------------
                                                      2002            2001
                                                   ------------    ------------
        Depreciation                                  $590            $675
        Amortization of special tools                  572             726
        Postretirement expense                         488             377

3. Derivative Instruments and Hedges - Ford adopted Statement of Financial Accounting Standards ("SFAS") No. 133 on January 1, 2001. For further discussion on SFAS No. 133, refer to Note 14 in the 10-K Report. Non-cash benefits/(charges) recorded to income and to stockholders' equity for the first quarter of 2002 and 2001 were (in millions):

                                                    First Quarter 2002                       First Quarter 2001
                                            ------------------------------------    -------------------------------------
                                                          Financial     Total                     Financial      Total
                                             Automotive    Services    Company      Automotive    Services      Company
                                            ------------- ----------- ----------    ------------ ------------  ----------
       Income before income taxes a/            $ 2          $ 23        $ 25          $(90)       $(20)       $  (110)
       Net income                                 2            14          16           (59)        (13)           (72)
       Stockholders' equity b/                                            483                                   (1,225)
       - - - - -
       a/ Automotive recorded in cost of sales; Financial Services recorded in revenues.
       b/ Recorded in accumulated other comprehensive income.


4. Goodwill and Other Intangibles - Effective January 1, 2002, Ford adopted SFAS Nos. 141 and 142. SFAS No. 142 eliminates amortization of goodwill and certain other intangible assets, but requires annual testing for impairment (comparison of estimated fair value to carrying value). Fair value is estimated using the present value of expected future cash flows and other measures. The transitional impairment test for the Automotive sector resulted in an after-tax, non-cash charge of $708 million in the first quarter of 2002 related to Kwik-Fit and other investments. The transitional impairment test for our Financial Services sector is still in progress; the outcome is uncertain.

     If SFAS No. 142 had been in effect in 2001, Company earnings would have been improved because of reduced amortization, as described below:

                                                                 First Quarter 2001
                                         -------------------------------------------------------------------
                                                                   Basic Earnings        Diluted Earnings
                                              Net Income             Per Share              Per Share
                                         ---------------------  ---------------------  ---------------------
                                            (millions)
       Reported net income                    $1,059                 $0.58                  $0.56
       Add: amortization                          57 *                0.03                   0.03
                                              ------                 -----                  -----
         Adjusted net income                  $1,116                 $0.61                  $0.59
                                              ======                 =====                  =====
       -----
       * $49 million Automotive and $8 million Financial Services.

     SFAS No. 141 specifies the types of acquired intangible assets to be reported separately from goodwill and those to be included in goodwill. Certain Company intangible assets, primarily acquired distribution networks and technology, continue to be amortized over their useful lives, with no significant residual value. Changes to Automotive goodwill and other intangible assets were as follows (in millions):


                                                 Goodwill                       Intangibles
                                             ---------------       ---------------------------------------
                                                                      Amortizable         Non-amortizable
                                                                      -----------         ---------------
       December 31, 2001 balance                $ 5,283                 $ 1,194              $   -
       Impairment (pre-tax)                      (1,041)                      -                  -
       Tradenames reclassification                    -                    (618)               618
       Workforce reclassification                   126                    (126)                 -
       Currency translation & other                 113                     (32)                 -
                                                -------                  ------              -----
         March 31, 2002 balance                $  4,481 a/               $  418 b/           $ 618
                                               ========                  ======              =====
       -----
       a/ In addition, equity in net assets of affiliated companies included goodwill of $462 million.
       b/ Gross balance of $516 million, net of accumulated amortization and other adjustments of
          $98 million.


     Company pre-tax amortization expense for intangible assets, excluding goodwill, in the first quarter 2002 and 2001 was $6 million and $15 million, respectively. Intangibles amortization is forecasted about $10-$20 million per year for the next 5 years.

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)



5. Income Per Share of Common and Class B Stock - The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options, considered to be potentially dilutive. Basic and diluted income per share were calculated using the following (in millions):


                                                                                       First Quarter
                                                                             -----------------------------------
                                                                                  2002                2001
                                                                             ----------------    ---------------
           Average shares outstanding                                           1,807               1,840
           Issuable and uncommitted ESOP shares                                    (1)                (12)
                                                                                -----               -----
             Basic shares                                                       1,806               1,828
             Contingently issuable shares                                          (1)                  -
             Net dilutive effect of options                                         - *                40
             Convertible preferred securities                                       - *                 -
                                                                                -----               -----
               Diluted shares                                                   1,805               1,868
                                                                                =====               =====
           - - - - -
           * Not included in calculation of diluted earnings per share due to their antidilutive effect (17 million shares related to options and 282 million shares related to convertible securities).




6.   Automotive Inventories are summarized as follows (in millions):

                                                             March 31,        December 31,
                                                               2002               2001
                                                          ----------------   ---------------
        Raw materials, work in process and supplies          $2,730             $2,436
        Finished products                                     5,283              4,660
                                                             ------             ------
          Total inventories at FIFO                           8,013              7,096
        Less LIFO adjustment                                   (945)              (905)
                                                             ------             ------
          Total inventories                                  $7,068             $6,191
                                                             ======             ======

7. Company-Obligated Mandatorily Redeemable Preferred and Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Trusts - The sole assets of Ford Motor Company Capital Trust I ("Trust I"), which is the obligor on the preferred securities of Trust I issued in 1995, are $632 million principal amount of 9% Junior Subordinated Debentures due 2025 of Ford Motor Company.

     In January 2002, Ford Motor Company Capital Trust II, a subsidiary trust of the Company ("Trust II"), issued 100 million shares of 6.5% Cumulative Convertible Trust Preferred Securities, each with a liquidation preference of $50 per share. At the option of the holder, each preferred security is convertible at any time on or before January 15, 2032 into shares of Ford Common Stock at a rate of 2.8249 shares for each preferred security. The sole assets of Trust II are $5,155 million principal amount of 6.5% Junior Subordinated Debentures due 2032 of Ford Motor Company.

8. Comprehensive Income - Other comprehensive income primarily reflects foreign currency translation adjustments and adjustments related to SFAS No. 133 (See Note 3). Total comprehensive income is summarized as follows (in millions):







                                                                       First Quarter
                                                             -----------------------------------
                                                                   2002              2001
                                                             -----------------  ----------------
        Net income/(loss)                                       $  (800)           $ 1,059
        Other comprehensive income/(loss)                           660             (2,336)
                                                                -------            -------
          Total comprehensive loss                              $  (140)           $(1,277)
                                                                =======            =======


9.   Acquisitions

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

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)


10.  Segment Information - Ford's business is divided into two business sectors
     - Automotive and Financial Services (including Ford Credit and Hertz); detail is summarized as follows (in millions):

                                                   Financial Services Sector
                                            -----------------------------------------
 First Quarter                    Auto          Ford                       Other        Elims/
                                 Sector        Credit        Hertz       Fin Svcs       Other        Total
                              ------------- ------------- ----------- --------------- ---------- -------------
2002
----
Revenues
  External customer            $ 32,321      $  6,023      $  1,083     $    430      $      -     $ 39,857
  Intersegment                    1,067            85             7           22        (1,181)           -
                               --------      --------      --------     --------      --------     --------
    Total Revenues             $ 33,388      $  6,108      $  1,090     $    452      $ (1,181)    $ 39,857
                               ========      ========      ========     ========      ========     ========
Net income/(loss)
 before cumulative
 effect of change in
 accounting principle          $   (308)     $    256      $    (48)    $      8      $      -     $    (92)
Total assets at March 31       $ 94,417      $165,356      $ 10,944     $  4,931      $      -     $275,648

2001
----
Revenues
  External customer            $ 34,650      $  6,348       $ 1,176       $  272      $     -      $ 42,446
  Intersegment                    1,228           122             8           19       (1,377)            -
                               --------      --------       -------       ------      -------      --------
    Total Revenues             $ 35,878      $  6,470       $ 1,184       $  291      $(1,377)     $ 42,446
                               ========      ========       =======       ======      =======      ========
Net income                     $    689      $    393       $    (4)      $  (19)     $     -      $  1,059
Total assets at March 31       $ 93,811      $175,156       $11,339       $4,281      $     -      $284,587

     "Other Financial Services" data is an aggregation of miscellaneous smaller Financial Services
     Sector business components.

     "Elims/Other" data includes intersegment eliminations.



                        Report of Independent Accountants







To the Board of Directors and Stockholders
Ford Motor Company

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of March 31, 2002, and the related consolidated statement of income for each of the three-month periods ended March 31, 2002 and 2001 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated February 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
April 16, 2002

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------


FIRST QUARTER RESULTS OF OPERATIONS

         Our worldwide losses were $800 million in the first quarter of 2002, or $0.45 per diluted share of Common and Class B Stock. In the first quarter of 2001, earnings were $1,059 million, or $0.56 per share. First quarter 2002 losses include an after-tax, non-cash charge of $708 million resulting from recording an impairment of goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 and an after-tax, non-cash benefit of $16 million related to hedging and derivatives activities recorded in accordance with SFAS No. 133. First quarter 2001 results included a charge of $72 million for SFAS No. 133. For further discussions regarding SFAS Nos. 133 and 142, see Notes 3 and 4 of the Notes to our Consolidated Financial Statements. Worldwide sales and revenues were $39.9 billion in the first quarter of 2002, down $2.6 billion from a year ago, reflecting primarily lower vehicle sales volume and increased marketing costs. Unit sales of cars and trucks were 1,678,000 units, down 127,000 units.

         Results by business sector for the first quarter of 2002 and 2001 are shown below (in millions):

                                                                           First Quarter Net Income/(Loss)
                                                                        ----------------------------------------
                                                                                                      2002
                                                                                                  Over/(Under)
                                                                           2002        2001           2001
                                                                        ----------------------------------------
                Automotive sector                                        $(308)      $  689       $  (997)
                Financial Services sector                                  216          370          (154)
                                                                         -----       ------       -------
                  Income/(loss) before cumulative effect
                   of change in accounting principle                       (92)       1,059        (1,151)

                Cumulative effect of change in
                 accounting principle                                     (708)           -          (708)
                                                                         -----       ------       -------

                  Total Company net income/(loss)                         (800)      $1,059       $(1,859)
                                                                         =====       ======       =======

Automotive Sector
-----------------

         Worldwide losses, including cumulative effect of change in accounting principle, for our Automotive sector were $1,016 million in the first quarter of 2002. Excluding cumulative effect of change in accounting principle charges of $708 million, Automotive sector losses were $308 million, on sales of $32.3 billion. Earnings in the first quarter of 2001 were $689 million, on sales of $34.7 billion.

         Details of first quarter Automotive sector results before cumulative effect of change in accounting principle are shown below (in millions).

                                                                             First Quarter
                                                                           Net Income/(Loss)
                                                              ------------------------------------------
                                                                                               2002
                                                                                           Over/(Under)
                                                                 2002          2001            2001
                                                              ------------  -----------  ---------------
                  North American Automotive                    $(428)        $ 695         $(1,123)

                  Automotive outside North America
                  - Europe                                       117            88              29
                  - South America                                (51)          (53)              2
                  - Rest of World                                 54           (41)             95
                                                               -----         -----         -------
                   Total Automotive outside
                    North America                                120            (6)            126
                                                               -----         -----         -------

                      Total Automotive Sector                  $(308)        $ 689         $  (997)
                                                               =====         =====         =======

         Automotive sector losses before cumulative effect of change in accounting principle in North America were $428 million in the first quarter of 2002, on sales of $23.1 billion. In the first quarter of 2001, earnings were $695 million, on sales of $23.7 billion. The decrease in earnings reflected primarily increased marketing costs (U.S. marketing costs for Ford, Lincoln and Mercury brands as a percent of their sales revenue was up 3.5 percentage points, to 15.7%), increased warranty and other costs associated with customer satisfaction initiatives, higher net interest expense, and lower volume.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

         In the first quarter of 2002, 4.0 million new cars and trucks were sold in the United States, down 200,000 units from a year ago. Our U.S. market share was 20.7% in the first quarter of 2002, down 1.9 percentage points from a year ago, reflecting primarily lower demand by fleet customers and increased price and product competition.

         Our Automotive sector earnings before cumulative effect of change in accounting principle in Europe were $117 million in the first quarter of 2002, compared with earnings of $88 million a year ago. Continued cost reductions, the elimination of goodwill amortization in accordance with SFAS No. 142
($36 million) and other factors were largely offset by lower vehicle sales due to lower industry demand and the production ramp-up for the new Ford Fiesta.

         In the first quarter of 2002, 4.6 million new cars and trucks were sold in our nineteen primary European markets, down 200,000 units from a year ago. Our European market share was 11.3%, up 0.2 percentage points.

         Our Automotive sector in South America had losses of $51 million in the first quarter of 2002, compared with losses of $53 million a year ago. Cost reductions were offset by costs to launch our new plant in Bahia and weak economic conditions in Brazil and Argentina.

         In the first quarter of 2002, 354,000 new cars and trucks were sold in Brazil, compared with 415,000 a year ago. Our share of those unit sales was 8.7%, down 0.3 percentage points, reflecting a more competitive environment.

         Automotive sector earnings before cumulative effect of change in accounting principle outside North America, Europe, and South America ("Rest of World") were $54 million in the first quarter of 2002, compared with losses of $41 million in the first quarter of 2001. The improvement in results was explained by Ford's share of smaller losses at Mazda, lower costs, and higher vehicle sales volumes in Asia-Pacific.

Financial Services Sector
-------------------------

         Our Financial Services sector consists primarily of two segments, Ford Credit and Hertz. Details of first quarter Financial Services sector earnings are shown below (in millions).

                                                                                 First Quarter
                                                                               Net Income/(Loss)
                                                                  ------------------------------------------
                                                                                                   2002
                                                                                               Over/(Under)
                                                                     2002          2001            2001
                                                                  ------------   ----------   --------------
             Ford Credit                                            $256           $393          $(137)
             Hertz                                                   (48)            (4)           (44)
             Minority interests and other                              8            (19)            27
                                                                    ----           ----           ----

                Total Financial Services sector                     $216           $370          $(154)
                                                                    ====           ====          =====

         Ford Credit's consolidated net income for the first quarter of 2002 was $256 million, down $137 million from the first quarter of 2001. Compared with 2001, the decrease in first quarter earnings reflected primarily the unfavorable impact of securitizations (see tables below) and higher net credit losses, offset partially by improved financing margins and higher levels of managed receivables. Increased securitizations over the past twelve months resulted in lower owned receivables and related revenue, offset partially by the increased interest income on retained interests, excess spread (the right to retain collections on the sold finance receivables in excess of amounts needed by the securitization trust to pay interest and principal to investors and servicing fees) and servicing fees. In the first quarter of 2002, the loss-to-receivables ratio (that is, actual net credit losses during a period as a percentage of average outstanding net receivables for that period) for Ford Credit's owned portfolio was 1.64% compared with 1.06% a year ago and 2.02% in the fourth quarter of 2001. The increase in this ratio compared with a year ago largely reflected higher net credit losses resulting from the continued impact of weaker economic conditions in the United States and the effect of securitization of wholesale receivables.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

         The following table summarizes the pre-tax effects of securitization transactions on Ford Credit's earnings for the first quarter of the years indicated (in millions):

                                                                               2002              2001
                                                                          ---------------   ---------------
              Gains on sales of receivables                                   $217             $211
              SFAS No. 133 fair value basis adjustment                          (4)             (41)
                                                                              ----             ----
                Net gain                                                       213              170
              Servicing fees collected                                         158               91
              Interest income from retained securities                         152               42
              Excess spread and other                                          115               14
                                                                              ----             ----
                Total investment and other income
                 related to securitizations                                   $638             $317
                                                                              ====             ====

              Memo:
                Total investment and other income related to
                securitizations (excluding SFAS No. 133)                      $642             $358

         The following table shows the estimated after-tax impact of securitizations for the first quarter of the years indicated, net of the effect of reduced financing margins resulting from the foregone earnings of sold receivables (in millions):

                                                                               2002              2001
                                                                          ---------------    --------------
              Total investment and other income related to
               securitizations (excluding SFAS No. 133)                      $ 642             $ 358
              Impact of current-period receivable sales on
               financing margin                                               (107)              (63)
              Impact of prior-period receivable sales on
               financing margin                                               (644)             (186)
                                                                             -----             -----
                Pre-tax impact of securitizations                             (109)              109
              Tax                                                               40               (40)
                                                                             -----             -----
                After-tax impact of securitizations                          $ (69)            $  69
                                                                             =====             =====

         In the first quarter of 2002, Hertz had losses of $48 million, compared with losses of $4 million a year ago. The higher losses reflected continued lower rental volumes after the terrorist attacks of September 11, 2001 and overall economic conditions, which have negatively impacted corporate spending levels.

        Hertz believes that business travel and equipment rentals will remain at diminished levels throughout 2002, reflecting reduced corporate spending in the United States. As the economy gradually improves, Hertz' full year 2002 income is expected to exceed 2001 income, but be substantially below recent historical levels.

         On April 15, 2002, it was announced that we are evaluating the possible sale or partial disposition of Hertz' industrial and construction equipment rental business, which operates in the United States, Canada, France and Spain.




LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

         For the Automotive sector, liquidity and capital resources include cash generated from operations, gross cash balances, our ability to raise funds in capital markets and committed credit lines.

         Gross Cash - Automotive gross cash includes cash and marketable securities and assets contained in a Voluntary Employee Beneficiary Association ("VEBA") trust, which reflect financial assets available to fund the business and pay future obligations in the near term, as summarized below (in billions):

                                                                    2002                         2001
                                                          --------------------------   --------------------------
                                                           March 31     January 1       March 31      January 1
                                                          ------------ -------------   ------------  ------------
   Cash and cash equivalents                               $  8.1       $  4.1          $  4.0        $  3.4
   Marketable securities                                     11.4         10.9            11.8          13.1
   VEBA                                                       2.0          2.7             3.3           3.7
                                                           ------       ------          ------        ------
      Gross cash                                           $ 21.5       $ 17.7          $ 19.1        $ 20.2
                                                           ======       ======          ======        ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

         In managing our business, we classify changes in gross cash in three categories: operating related (including capital expenditures and capital transactions with the Financial Services sector), acquisitions and divestitures, and financing related. Changes for the first quarter of 2002 and 2001 are summarized below (in billions):

                                                                                       2002         2001
                                                                                    ----------    ---------
      Gross cash at March 31                                                          $21.5         $19.1
      Gross cash at January 1                                                          17.7          20.2
                                                                                      -----         -----
       March 31 over/(under) January 1                                                $ 3.8         $(1.1)
                                                                                      =====         =====

      Operating related cash flows
       Automotive net income/(loss)                                                   $(1.0)        $ 0.7
       Impairment charges (SFAS No. 142 - Goodwill)                                     0.7             -
       Capital expenditures                                                            (1.5)         (1.4)
       Depreciation and special tools amortization                                      1.2           1.4
       Capital transactions with Financial Services sector a/                          (0.7)          0.4
       Changes in working capital b/                                                   (1.4)         (0.9)
       All other                                                                        1.5           0.5
                                                                                      -----         -----
        Total operating related                                                        (1.2)          0.7


      Cash paid for acquisitions                                                          -          (0.8)
      Divestitures and asset sales                                                      0.3           0.4
                                                                                      -----         -----
        Total acquisitions and divestitures                                             0.3          (0.4)


      Financing related
       Convertible preferred securities                                                 4.9             -
       Dividends to shareholders                                                       (0.2)         (0.6)
       Net purchase of common stock                                                    (0.1)         (0.8)
       Changes in total Automotive sector debt                                          0.1             -
                                                                                      -----         -----
        Total financing related                                                         4.7          (1.4)
                                                                                      -----         -----
         Total change in gross cash                                                   $ 3.8         $(1.1)
                                                                                      =====         =====

----------
a/   Reflects operating related flows (i.e. dividends, capital contributions, loans, and loan repayments).
b/   Working capital includes current assets (excluding cash and marketable securities) less current liabilities (excluding the current portion of long-term debt).

         In the first quarter of 2002, we spent $1.5 billion for capital goods, such as machinery, equipment, tooling, and facilities, used in our Automotive sector, compared with $1.4 billion a year ago.

         In January 2002, $700 million of cash was contributed from Ford to Ford Credit as additional equity, which lowered Ford Credit's debt-to-equity ratio to
13.7 to 1 at March 31, 2002 (calculated on a basis that treats proceeds from securitized funding as debt).

        Working capital and all other operating related changes improved cash by net $100 million in the first quarter of 2002; changes in working capital ($1.4 billion unfavorable, primarily higher inventories) and all other (favorable $1.5 billion, primarily non-current liabilities) largely reflected seasonal factors and normal accrual versus payment timing differences.

         In the first quarter of 2002, we received proceeds of $300 million primarily from the sale by the Financial Services sector of land assets in California and of a corporate aircraft.

         Debt and Net Cash - At March 31, 2002, our Automotive sector had total debt of $13.9 billion, up $100 million from December 31, 2001. At March 31, 2002, our Automotive sector had net cash (defined as gross cash less total debt) of $7.6 billion, compared with $3.9 billion at December 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

Cumulative Convertible Trust Preferred Securities - On January 30, 2002, we sold 100 million shares of Cumulative Convertible Trust Preferred Securities to the public at a price of $50 per share, for net proceeds (after underwriting commissions, but before expenses) of $4.9 billion. The proceeds will be used for general corporate purposes. The preferred securities were issued by Ford Motor Company Capital Trust II, the sole assets of which are the junior subordinated convertible debentures due January 15, 2032 of Ford Motor Company. The preferred securities can be converted into shares of Ford common stock at any time at a conversion price of $17.70 per share. If converted, the aggregate amount of additional shares of Ford common stock that would be outstanding would be about 282 million shares.

Financial Services Sector
-------------------------

Ford Credit

         Debt and Cash - At March 31, 2002, Ford Credit's total debt was $137.9 billion compared with $146.3 billion at December 31, 2001. Debt plus securitized funding totaled $194.3 billion at March 31, up $1.8 billion from December 31. Ford Credit's commercial paper balance at March 31, 2002 was $7.7 billion, with an average remaining maturity of 44 days, compared with $15.7 billion at December 31, 2001.

         At March 31, 2002, Ford Credit had cash and cash equivalents of $7.6 billion. In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs. We refer to this excess funding as "overborrowings". Of the $7.6 billion of cash and cash equivalents, $6.6 billion represented these overborrowings.

         Funding - During the first quarter of 2002, Ford Credit's long-term debt proceeds totaled $7.9 billion, and total securitization funding proceeds were $15.4 billion.

         Special Purpose Entities - At March 31, 2002, the total outstanding principal amount of receivables sold by Ford Credit that was held by securitization trusts was $66 billion, up $7.3 billion from December 31, 2001. Ford Credit's retained interests in such sold receivables at March 31, 2002 were $9.6 billion, down from $12.5 billion at December 31, 2001. This decline in retained interest reflected primarily the sale by Ford Credit of its undivided interest in wholesale receivables during the first quarter to support the issuance of additional securities by a Ford Credit sponsored securitization special purpose entity.

         Leverage - At March 31, 2002, Ford Credit's debt-to-equity ratio was
13.7 to 1, calculated on a basis that treats proceeds from securitization transactions as debt.


Hertz

         Debt and Cash - Hertz' total debt was $6.5 billion at March 31, 2002, up $200 million from December 31, 2001. Outstanding commercial paper at March 31, 2002 totaled $1.3 billion at Hertz, with an average remaining maturity of 27 days compared with $1 billion at December 31, 2001. At March 31, 2002, Hertz had cash and cash equivalents of $187 million, up from $120 million at December 31, 2001.


Total Company
-------------

         Stockholders' Equity - Our stockholders' equity was $7.4 billion at March 31, 2002, down $400 million compared with December 31, 2001. The decrease was more than explained by net losses of $800 million and dividend payments of about $200 million, offset partially by a net benefit to equity on derivative financial instruments in accordance with SFAS No. 133 of about $500 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
------------------------------------------------------------------------

NEW ACCOUNTING STANDARDS

         We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Goodwill and certain intangible assets will no longer be amortized, but will be subject to an annual impairment test. Goodwill and indefinite-lived intangible asset amortization of about $250 million was charged to income in 2001. In the first quarter of 2002, we took an after-tax, non-cash impairment charge of $708 million for Kwik-Fit (our European vehicle repair business) and other investments in the Automotive sector. We will complete the transition to SFAS No. 142 for Financial Services in the second quarter of 2002; the outcome is uncertain. For a further discussion of SFAS No. 142, see Note 4 of our Notes to Financial Statements.


OTHER FINANCIAL INFORMATION

         The interim financial information included in this 10-Q Report has not been audited by PricewaterhouseCoopers LLP ("PwC"). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

                           Part II. Other Information

Item 1.  Legal Proceedings
--------------------------

         Firestone Matters (Previously discussed beginning on page 22 of Ford's Annual Report on Form 10-K for the year ended December 31, 2001
(the "10-K Report").

         Recall and National Highway Traffic Safety Administration Matters. As previously reported, we announced on May 22, 2001 that we would replace all 15, 16, and 17-inch Firestone Wilderness AT tires installed as original equipment on our vehicles that were not included in the original Bridgestone/Firestone, Inc. recall (about 13 million tires). This action was substantially completed on March 31, 2002.

         Firestone Tire Related Litigation. On May 2, 2002, the United States Court of Appeals for the Seventh Circuit reversed the trial court order of November 28, 2001 that certified a class. The plaintiffs have filed a motion for re-hearing of this decision en banc in the Seventh Circuit Court of Appeals.



Class Actions
-------------

         Paint Class Actions. (Previously discussed beginning on page 25 of the 10-K Report.) We filed a motion to dismiss the Phillips case and that motion was denied. Plaintiffs' class certification motion is pending.

         TFI Module Class Actions. (Previously discussed on page 26 of the 10-K Report.) The federal district court in Illinois has denied plaintiff's motion to certify a class in the seventh case (Lilly v. Ford).

         Windstar Transmission Class Actions. (Previously discussed beginning on page 27 of the 10-K Report.) On April 15, 2002, the United States Court of Appeals for the Third Circuit affirmed the dismissal of the third case (Werwinski v. Ford).

         Fair Lending Class Action. (Previously discussed on page 28 of the 10-K Report.) On April 18, 2002 the U.S. District Court, Northern District of Illinois issued an order denying plaintiff's motion for class certification in the Rodriguez case. One additional purported nation-wide class action (Claybrook, et. al. v. PRIMUS) was filed on April 16, 2002 in federal court in Tennessee against PRIMUS Automotive Financial Services, Inc., a subsidiary of Ford Credit. Claybrook involves allegations similar to those alleged in Jones.

         F-150 Radiator Class Actions. (Previously discussed on page 28 of the 10-K Report.) In an order dated March 28, 2002, the trial court in Texas amended its ruling to expand the class from Texas to nationwide. We are appealing this ruling to the Texas Court of Appeals.

         Focus Fuel Delivery Module Class Action. On April 17, 2002, a purported nationwide class action was filed against Ford in state court in New Jersey on behalf of all persons who own or lease 2000-2002 Ford Focus vehicles. The complaint alleges that the fuel delivery module in these vehicles is defective and causes a loss of power on acceleration and stalling. The complaint alleges consumer fraud, breach of warranty and unjust enrichment. Plaintiffs seek rescission of their contracts, compensatory damages, punitive damages, an injunction, and attorney fees.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)   Exhibits
           --------

           Please refer to the Exhibit Index on Page 17.

     (b)   Reports on Form 8-K
           -------------------

           The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2002:

           Current Report on Form 8-K dated January 3, 2002 included information relating to Ford F-Series 25th year in a row as America's best-selling truck.

           Current Report on Form 8-K dated January 11, 2002 included information relating to Ford's restructuring actions, known as the Revitalization Plan.

           Current Report on Form 8-K dated January 17, 2002 included information relating to Consolidated Financial Statements of Ford and Subsidiaries for the year ended and at December 31, 2001 and Ford's North American Production and Overseas Sales schedule.

           Current Report on Form 8-K dated January 30, 2002 included information relating to the 6.50% Cumulative Convertible Trust Preferred Securities of Ford Motor Company Capital Trust II.

           Current Report on Form 8-K dated February 1, 2002 included information relating to U.S. retail sales of Ford vehicles in January 2002 and Ford's North American Production and Overseas Sales schedule.

           Current Report on Form 8-K dated March 1, 2002 included information relating to U.S. retail sales of Ford vehicles in February 2002 and Ford's North American Production and Overseas Sales schedule.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                 FORD MOTOR COMPANY
                                         -----------------------------------

                                                   (Registrant)








Date:      May 10, 2002                   By:   /s/Don R. Leclair
           -----------                      --------------------------------
                                                Don R. Leclair
                                                Vice President and Controller
                                                (principal accounting officer)

                                  EXHIBIT INDEX
                                  -------------


  Designation                                Description
  -----------------    --------------------------------------------------------

  Exhibit 12 Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

  Exhibit 15 Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated May 10, 2002, relating to Financial Information.