Form 10-Q
period 2002-06-30
FORD MOTOR CO
filed 2002-08-12
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q






(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002 OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
---
     For the transition period from                 to
                                    ---------------    ---------------


                          Commission file number 1-3950


                               FORD MOTOR COMPANY
             (Exact name of registrant as specified in its charter)


        Incorporated in Delaware                             38-0549190
        ------------------------                             ----------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification Number)


     One American Road, Dearborn, Michigan                       48126
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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 9, 2002, the Registrant had outstanding 1,752,025,457 shares of Common Stock and 70,852,076 shares of Class B Stock.



















               Exhibit index located on sequential page number 25

Item 1.  Financial Statements
-----------------------------

                                                 Ford Motor Company and Subsidiaries
                                                   CONSOLIDATED STATEMENT OF INCOME
                                                   --------------------------------
                                             For the Periods Ended June 30, 2002 and 2001
                                                            (in millions)

                                                                            Second Quarter                    First Half
                                                                      ---------------------------     ----------------------------
                                                                         2002             2001            2002            2001
                                                                      ----------      -----------     -----------     ------------
                                                                             (unaudited)                      (unaudited)
AUTOMOTIVE
----------
Sales                                                                  $35,238          $34,552         $67,559          $69,202

Costs and expenses (Note 2)
Cost of sales (Note 3)                                                  32,320           33,648          62,394           64,463
Selling, administrative and other expenses                               2,393            2,336           4,729            4,842
                                                                       -------          -------         -------          -------
  Total costs and expenses                                              34,713           35,984          67,123           69,305

Operating income/(loss)                                                    525           (1,432)            436             (103)

Interest income                                                            172              218             284              473
Interest expense                                                           337              330             699              697
                                                                       -------          -------         -------          -------
  Net interest expense                                                    (165)            (112)           (415)            (224)
Equity in net loss of affiliated companies                                 (19)            (162)            (80)            (340)
                                                                       -------          -------         -------          -------

Income/(loss) before income taxes - Automotive                             341           (1,706)            (59)            (667)

FINANCIAL SERVICES
Revenues (Note 3)                                                        7,094            7,762          14,630           15,558

Costs and expenses
Interest expense                                                         1,891            2,484           3,887            5,044
Depreciation                                                             2,647            2,674           5,313            5,193
Operating and other expenses                                             1,179            1,342           2,738            2,779
Provision for credit and insurance losses                                  771              572           1,732            1,258
                                                                       -------          -------         -------          -------
  Total costs and expenses                                               6,488            7,072          13,670           14,274
                                                                       -------          -------         -------          -------

Income before income taxes - Financial Services                            606             690             960             1,284
                                                                       -------         -------         -------           -------

TOTAL COMPANY
Income/(loss) before income taxes                                          947           (1,016)            901             617
Provision/(benefit) for income taxes                                       282             (284)            256             287
                                                                       -------          -------         -------         -------
Income/(loss) before minority interests                                    665             (732)            645             330
Minority interests in net income of subsidiaries                            95               20             167              23
                                                                       -------          -------         -------         -------
Income/(loss) before cumulative effect of change in
 accounting principle                                                      570             (752)            478             307

Cumulative effect of change in accounting
 principle (Note 4)                                                          -                -          (1,002)              -
                                                                       -------          -------         -------         -------

Net income/(loss)                                                      $   570          $  (752)        $  (524)        $   307
                                                                       =======          =======         =======         =======

Income/(loss) attributable to Common and Class B
  Stock after preferred stock dividends                                $   567          $  (755)        $  (531)        $   300

Average number of shares of Common and Class B
 Stock outstanding                                                       1,813            1,819           1,810           1,829

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK
 (Notes 4 and 5)
Basic Income
  Income/(loss) before cumulative effect of change
   in accounting principle                                             $  0.31          $ (0.42)        $  0.26         $  0.16
  Cumulative effect of change in accounting principle                        -                -           (0.55)              -
                                                                       -------          -------         -------         -------
  Net income/(loss)                                                    $  0.31          $ (0.42)        $ (0.29)        $  0.16

Diluted Income
  Income/(loss) before cumulative effect of change
   in accounting principle                                             $  0.29          $ (0.42)        $  0.26         $  0.16
  Cumulative effect of change in accounting principle                        -                -           (0.55)              -
                                                                       -------          -------         -------         -------
  Net income/(loss)                                                    $  0.29          $ (0.42)        $ (0.29)        $  0.16

Cash dividends                                                         $  0.10          $  0.30         $  0.20         $  0.60


The accompanying notes are part of the financial statements.

-----------------------------

                       Ford Motor Company and Subsidiaries

                           CONSOLIDATED BALANCE SHEET
                           --------------------------

                                  (in millions)

                                                                                            June 30,        December 31,
                                                                                              2002              2001
                                                                                         ---------------- ----------------
 ASSETS
 ------                                                                                   (unaudited)
Automotive
Cash and cash equivalents                                                                  $  8,480         $  4,079
Marketable securities                                                                        14,945           10,949
                                                                                           --------         --------
   Total cash and marketable securities                                                      23,425           15,028

Receivables, net                                                                              2,356            2,214
Inventories (Note 6)                                                                          7,522            6,191
Deferred income taxes                                                                         2,595            2,595
Other current assets                                                                          5,697            6,155
Current receivable from Financial Services                                                    1,939              938
                                                                                           --------         --------
   Total current assets                                                                      43,534           33,121

Equity in net assets of affiliated companies                                                  2,317            2,450
Net property                                                                                 35,162           33,121
Deferred income taxes                                                                         7,541            5,996
Goodwill (Note 4)                                                                             4,712            5,283
Other intangible assets (Note 4)                                                              1,110            1,194
Other assets                                                                                  6,421            7,154
                                                                                           --------         --------
   Total Automotive assets                                                                  100,797           88,319

Financial Services
Cash and cash equivalents                                                                     4,623            3,139
Investments in securities                                                                       638              628
Finance receivables, net                                                                    108,557          110,358
Net investment in operating leases                                                           46,930           47,262
Retained interest in sold receivables                                                        11,515           12,548
Goodwill (Note 4)                                                                               809            1,088
Other intangible assets (Note 4)                                                                254              265
Other assets                                                                                 12,456            9,224
Receivable from Automotive                                                                    3,712            3,712
                                                                                           --------         --------
   Total Financial Services assets                                                          189,494          188,224
                                                                                           --------         --------

   Total assets                                                                            $290,291         $276,543
                                                                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                             $ 17,312         $ 15,677
Other payables                                                                                3,043            4,227
Accrued liabilities                                                                          25,988           24,340
Debt payable within one year                                                                    241              302
                                                                                           --------         --------
   Total current liabilities                                                                 46,584           44,546

Long-term debt                                                                               13,809           13,492
Other liabilities                                                                            35,222           30,868
Deferred income taxes                                                                           361              362
Payable to Financial Services                                                                 3,712            3,712
                                                                                           --------         --------
   Total Automotive liabilities                                                              99,688           92,980

Financial Services
Payables                                                                                      2,859            1,595
Debt                                                                                        150,764          153,543
Deferred income taxes                                                                        10,122            9,703
Other liabilities and deferred income                                                         9,254            9,326
Payable to Automotive                                                                         1,939              938
                                                                                           --------         --------
   Total Financial Services liabilities                                                     174,938          175,105

Company-obligated mandatorily redeemable preferred and mandatorily redeemable convertible preferred securities of subsidiary trusts
 holding solely junior subordinated debentures of the Company (Note 7)                        5,671              672

Stockholders' equity
Capital stock
 Preferred Stock, par value $1.00 per share (aggregate liquidation
  preference of $177 million)                                                                     *                *
 Common Stock, par value $0.01 per share (1,837 million shares issued)                           18               18
 Class B Stock, par value $0.01 per share (71 million shares issued)                              1                1
Capital in excess of par value of stock                                                       5,868            6,001
Accumulated other comprehensive loss (Notes 3 and 8)                                         (2,932)          (5,913)
ESOP loan and treasury stock                                                                 (2,570)          (2,823)
Earnings retained for use in business                                                         9,609           10,502
                                                                                           --------         --------
   Total stockholders' equity                                                                 9,994            7,786
                                                                                           --------         --------

   Total liabilities and stockholders' equity                                              $290,291         $276,543
                                                                                           ========         ========

* Less than $1 million
The accompanying notes are part of the financial statements.

-----------------------------

                       Ford Motor Company and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------

                  For the Periods Ended June 30, 2002 and 2001
                                  (in millions)



                                                                                First Half 2002              First Half 2001
                                                                          ---------------------------- -----------------------------
                                                                                          Financial                    Financial
                                                                           Automotive     Services      Automotive      Services
                                                                          ---------------------------- -----------------------------
                                                                                 (unaudited)                   (unaudited)

Cash and cash equivalents at January 1                                      $ 4,079      $ 3,139         $ 3,374      $  1,477

Cash flows from operating activities before
 securities trading                                                           8,109        8,592           6,336         6,995
Net sales/(purchases) of trading securities                                  (3,766)         (60)            482          (148)
                                                                            -------      -------         -------      --------
   Net cash flows from operating activities                                   4,343        8,532           6,818         6,847

Cash flows from investing activities
 Capital expenditures                                                        (2,938)        (300)         (2,586)         (230)
 Acquisitions of receivables and lease investments                                -      (43,444)              -       (48,003)
 Collections of receivables and lease investments                                 -       28,199               -        26,132
 Net acquisitions of daily rental vehicles                                        -       (1,896)              -        (2,362)
 Purchases of securities                                                     (1,030)        (320)        (10,729)         (485)
 Sales and maturities of securities                                             898          268          12,059           476
 Proceeds from sales of receivables and lease investments                         -       19,430               -        10,141
 Net investing activity with Financial Services                                  29            -            (460)            -
 Cash paid for acquisitions                                                     (67)           -          (1,868)         (742)
 Other                                                                            -          425             366           (35)
                                                                            -------      -------         -------      --------
   Net cash (used in)/provided by investing activities                       (3,108)       2,362          (3,218)      (15,108)

Cash flows from financing activities
 Cash dividends                                                                (369)           -          (1,107)            -
 Net sales/(purchases) of Common Stock                                           92            -          (1,322)            -
 Proceeds from mandatorily redeemable convertible
  preferred securities (Note 7)                                               4,900            -               -             -
 Changes in short-term debt                                                     (91)      (9,032)            (70)       (2,375)
 Proceeds from issuance of other debt                                           265       12,426             346        25,028
 Principal payments on other debt                                              (691)     (13,981)           (368)      (13,791)
 Net financing activity with Automotive                                           -          (29)              -           460
 Other                                                                          (14)         (44)            170          (362)
                                                                            -------      -------         -------      --------
   Net cash (used in)/provided by financing activities                        4,092      (10,660)         (2,351)        8,960

Effect of exchange rate changes on cash                                          75          249             (20)         (193)
Net transactions with Automotive/Financial Services                          (1,001)       1,001             100          (100)
                                                                            -------      -------         -------      --------

   Net increase in cash and cash equivalents                                  4,401        1,484           1,329           406
                                                                            -------      -------         -------      --------

Cash and cash equivalents at June 30                                        $ 8,480      $ 4,623         $ 4,703      $  1,883
                                                                            =======      =======         =======      ========

The accompanying notes are part of the financial statements.


-----------------------------

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)


1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant's Annual Report on Form 10-K (the "10-K Report") for the year ended December 31, 2001. For purposes of this report, "Ford", the "Company", "we", "our", "us" or similar references means Ford Motor Company and its majority-owned subsidiaries unless the context requires otherwise. Certain amounts for prior periods were reclassified to conform with current period presentation.

2.   Selected Automotive Costs and Expenses are summarized as follows
     (in millions):

                                                         Second Quarter                         First Half
                                                   ---------------------------          ---------------------------
                                                      2002            2001                 2002            2001
                                                   -----------     -----------          ------------    -----------
Depreciation                                         $ 633           $ 682               $ 1,223         $1,357
Amortization of special tools                          651             624                 1,223          1,350
Postretirement expense                                 572             351                 1,060            728


3. Derivative Instruments and Hedges - Ford adopted Statement of Financial Accounting Standards ("SFAS") No. 133 on January 1, 2001. For further discussion on SFAS No. 133, refer to Note 14 in the 10-K Report.
     Non-cash benefits/(charges) recorded to income and to stockholders' equity for the second quarter of 2002 and 2001 were (in millions):

                                                    Second Quarter 2002                     Second Quarter 2001
                                            ------------------------------------    -------------------------------------
                                                          Financial     Total                     Financial      Total
                                             Automotive    Services    Company      Automotive    Services      Company
                                            ------------- ----------- ----------    ------------ ------------  ----------
       Income/(loss) before income taxes a/
                                               $23          $(22)        $1            $(77)       $(51)       $  (128)
       Net income/(loss)                        14           (13)         1             (55)        (32)           (87)
       Stockholders' equity b/                                          534                                       (103)

       - - - - -
       a/ Automotive recorded in cost of sales; Financial Services recorded in revenues.
       b/ Recorded in accumulated other comprehensive income.

4. Goodwill and Other Intangibles - Effective January 1, 2002, Ford adopted SFAS No. 142, which eliminates amortization of goodwill and certain other intangible assets, but requires at least annual testing for impairment (comparison of estimated fair value to carrying value). Fair value is estimated using the present value of expected future cash flows and other valuation measures. The Automotive sector completed the transitional impairment test in the first quarter of 2002. The Financial Services sector completed the transitional impairment test in the second quarter of 2002, which resulted in an after-tax non-cash charge of $294 million related to Hertz' industrial and construction equipment rental business. Consistent with SFAS No. 142 guidance, we have recognized this impairment charge in the first quarter of 2002 as part of the cumulative effect of change in the accounting principle, as follows:


                                                                        First Quarter 2002
                                             --------------------------------------------------------------------------
                                                Net Income/(Loss)         Basic Earnings          Diluted Earnings
                                                   (millions)                Per Share                Per Share
                                                   ---------                 ---------                ---------
       Reported net income/(loss)                $  (800)                     $(0.45)                  $(0.45)
             Less: Impairment charge                (294)                      (0.16)                   (0.16)
                                                 -------                      ------                   ------
       Adjusted net income/(loss)                $(1,094)                     $(0.61)                  $(0.61)
                                                 =======                      ======                   ======


If SFAS No. 142 had been in effect in 2001, Company earnings would have been improved because of reduced goodwill and nonamortizable intangible amortization, as described below:


                                                       Second Quarter 2001                          First Half 2001
                                             ----------------------------------------- -----------------------------------------
                                                               Basic       Diluted                       Basic        Diluted
                                               Net Income     Earnings     Earnings     Net Income     Earnings      Earnings
                                               ----------     --------     --------     ----------     --------      --------
                                               (millions)    Per Share    Per Share     (millions)     Per Share    Per Share
         Reported net income/(loss)              $(752)       $(0.42)      $(0.42)         $ 307         $0.16        $0.16
         Add: amortization                          71 *        0.04         0.04            128**        0.07         0.07
                                                 -----        ------       ------          -----         -----        -----
          Adjusted net income/(loss)             $(681)       $(0.38)      $(0.38)         $ 435         $0.23        $0.23
                                                 =====        ======       ======          =====         =====        =====

         - - - - -
         * $63 million Automotive and $8 million Financial Services ** $112 million Automotive and $16 million Financial Services

Effective July 1, 2001, Ford adopted SFAS No. 141 which specifies the types of acquired intangible assets to be reported separately from goodwill and those to be included in goodwill. Certain Company intangible assets, primarily acquired distribution networks and technology, continue to be amortized over their useful lives, with no significant residual value.

-----------------------------

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)


Item 1.  Financial Statements (Continued)
-----------------------------

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

      Changes to Automotive sector goodwill and other intangible assets were as follows (in millions):

                                                     Goodwill a/                  Other Intangibles
                                                    ---------------     ---------------------------------------
                                                                          Amortizable        Non-amortizable
                                                                        --------------    ---------------------
       December 31, 2001 balance                      $ 5,283             $1,194               $  -
       Impairment (pre-tax)                            (1,041)                 -                  -
       Tradenames reclassification                          -               (618)               618
       Workforce reclassification                         126               (126)                 -
       Currency translation & other                       344                 (8)                50
                                                      -------             ------               ----
         June 30, 2002 balance                        $ 4,712             $  442 b/            $668
                                                      =======             ======               ====

       - - - - -
       a/ In addition, equity in net assets of affiliated companies included goodwill of $409 million and $421 million at June 30, 2002 and December 31, 2001.
       b/ Gross balance of $576 million, net of accumulated amortization and other adjustments of $134 million.


Changes to Financial Services sector goodwill and other intangible assets were as follows (in millions):

                                                     Goodwill a/                  Other Intangibles
                                                    ---------------     ---------------------------------------
                                                                         Amortizable        Non-amortizable
                                                                        --------------    ---------------------
       December 31, 2001 balance                      $ 1,088               $ 265                $   -
       Impairment (pre-tax)                              (294)                  -                    -
       Tradename reclassification                           -                (189)                 189
       Currency translation & other                        15                 (11)                   -
                                                      -------               -----                -----
         June 30, 2002 balance                        $   809               $  65 b/             $ 189
                                                      =======               =====                =====

 - - - - -
 a/ In addition, other assets included goodwill of $44 million at June 30, 2002 and December 31, 2001.
 b/ Gross balance of $91 million, net of accumulated amortization of $26 million.

     Company pre-tax amortization expense for other intangible assets, excluding goodwill, in the first half of 2002 and 2001 was $26 million and $30 million, respectively; and in the second quarter of 2002 and 2001 was $20 million and $15 million, respectively. Other intangible asset amortization is forecasted to be about $20 million to $30 million per year for the next 5 years.

5. Income Per Share of Common and Class B Stock - The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options and convertible securities, considered to be potentially dilutive. Basic and diluted income per share were calculated using the following (in millions):

                                                                        Second Quarter                   First Half
                                                                   --------------------------     --------------------------
                                                                      2002           2001            2002           2001
                                                                   -----------    -----------     -----------     ----------
Diluted Income
Income/(loss) attributable to Common and Class B
 Stock after preferred stock dividends                               $567         $(755)           $(531)           $300
Convertible preferred securities interest                              54             -                -               -
                                                                     ----         -----            -----            ----
  Diluted Income                                                     $621         $(755)           $(531)           $300
                                                                     ====         =====            =====            ====

Diluted Shares
Average shares outstanding                                          1,813         1,819            1,810           1,829
Issuable and uncommitted ESOP shares                                   (1)           (8)              (1)            (10)
                                                                    -----         -----            -----           -----
  Basic shares                                                      1,812         1,811            1,809           1,819
Contingently issuable shares                                            -            (1)               -               -
Net dilutive effect of options                                         18             - *             17              38
Convertible preferred securities                                      282             -                - *             -
                                                                    -----         -----            -----           -----
  Diluted shares                                                    2,112         1,810 **         1,826           1,857
                                                                    =====         =====            =====           =====

- - - - -
* Not included in calculation of diluted earnings per share due to the antidilutive effect - 37 million potential shares related to options in second quarter 2001 and 282 million shares related to convertible securities in first half 2002.
** Diluted earnings per share has been corrected to exclude the antidilutive effect of stock options and contingently issuable shares.


6.   Inventories - Automotive inventories are summarized as follows
     (in millions):

                                                             June 30,         December 31,
                                                               2002               2001
                                                          ----------------   ---------------

Raw materials, work in process and supplies                  $2,757             $2,436
Finished products                                             5,721              4,660
                                                             ------             ------
  Total inventories at FIFO                                   8,478              7,096
Less LIFO adjustment                                           (956)              (905)
                                                             ------             ------
  Total inventories                                          $7,522             $6,191
                                                             ======             ======


-----------------------------

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)


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


8. Comprehensive Income - Other comprehensive income primarily reflects foreign currency translation adjustments and adjustments related to SFAS No. 133 (See Note 3). Total comprehensive income is summarized as follows (in millions):

                                                     Second Quarter                   First Half
                                                  ------------------------       ------------------------
                                                   2002          2001             2002           2001
                                                  ----------    ----------       ----------     ---------
     Net income/(loss)                            $   570       $  (752)         $ (524)        $   307
     Other comprehensive income/(loss)              2,321          (582)          2,981          (2,918)
                                                  -------       -------          ------         -------
       Total comprehensive income/(loss)          $ 2,891       $(1,334)         $2,457         $(2,611)
                                                  =======       =======          ======         =======

9. Automotive Sector Acquisitions, Dispositions, Restructurings and Other Actions - On August 12, 2002, we announced our intent to sign an agreement with CVC Capital Partners to sell Ford's 100% interest in Kwik-Fit
     Holdings Ltd., our European all-makes vehicle repair business, to an acquisition company formed by CVC. The purchase price of (pound)330 million (equivalent to about $500 million) will consist of a combination of about $300 million in cash and a note with face value of about $200 million. In addition, Ford will acquire a 19 percent equity stake in the acquisition company. Although this equity interest is of limited value at this time, as it ranks in priority behind the debtholders of the acquisition company, it potentially allows us to participate in any significant future growth at Kwik-Fit. As a result of the sale, we anticipate recording an after-tax loss of about $500 million, which will be included in the financial results for the quarter ended September 30, 2002. For the six months ended June 30, 2002, Kwik-Fit's revenues were $546 million, with net income of $3 million. These operating results exclude the cumulative effect of adoption of SFAS No. 142 in the first quarter of 2002.

-----------------------------

                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)

10.  Segment Information - Ford's business is divided into two business sectors
     - Automotive and Financial Services (including Ford Credit and Hertz); detail is summarized as follows (in millions):


                                                      Financial Services Sector
                                               -----------------------------------------
 Second Quarter                     Auto           Ford                       Other        Elims/
                                   Sector         Credit        Hertz       Fin Svcs       Other        Total
                                -------------- ------------ ------------ ------------- ----------  -------------
2002
----
Revenues
  External customer              $ 35,238       $  5,804      $ 1,258        $   32      $     -      $ 42,332
  Intersegment                      1,519             90            7            15       (1,631)            -
                                 --------       --------      -------        ------      -------      --------
    Total Revenues               $ 36,757       $  5,894      $ 1,265        $   47      $(1,631)     $ 42,332
                                 ========       ========      =======        ======      =======      ========
Net income before
 cumulative effect of
 change in accounting
 principle                       $    178       $    330      $    53        $    9      $     -      $    570

2001
----
Revenues
  External customer              $ 34,552       $  6,256      $ 1,281        $  225      $     -      $ 42,314
  Intersegment                      1,316            118            6            39       (1,479)            -
                                 --------       --------      -------        ------      --------     --------
    Total Revenues               $ 35,868       $  6,374      $ 1,287        $  264      $(1,479)     $ 42,314
                                 ========       ========      =======        ======      ========     ========
Net income/(loss)                $ (1,194)      $    367      $    59        $   16      $     -      $   (752)


                                                      Financial Services Sector
                                               -----------------------------------------
 First Half                         Auto           Ford                       Other        Elims/
                                   Sector         Credit        Hertz       Fin Svcs       Other        Total
                                -------------- ----------- ------------- -------------- ----------- ------------

2002
----
Revenues
  External customer              $ 67,559       $ 11,827      $ 2,341        $  462      $     -      $ 82,189
  Intersegment                      2,586            175           14            37       (2,812)            -
                                 --------       --------      -------        ------      -------      --------
    Total Revenues               $ 70,145       $ 12,002      $ 2,355        $  499      $(2,812)     $ 82,189
                                 ========       ========      =======        ======      =======      ========
Net income/(loss)
 before cumulative
 effect of change in
 accounting principle            $   (130)      $    586      $     5        $   17      $     -      $    478
Total assets at June 30          $100,797       $172,567      $12,038        $4,889      $     -      $290,291

2001
----
Revenues
  External customer              $ 69,202       $ 12,604      $ 2,457        $  497      $     -      $ 84,760
  Intersegment                      2,544            240           14            58       (2,856)            -
                                 --------       --------      -------        ------      -------      --------
    Total Revenues               $ 71,746       $ 12,844      $ 2,471        $  555      $(2,856)     $ 84,760
                                 ========       ========      =======        ======      =======      ========
Net income/(loss)                $   (505)      $    760      $    55        $   (3)     $     -      $    307
Total assets at June 30          $ 91,088       $182,045      $12,185        $4,228      $     -      $289,546



     "Other Financial Services" data is an aggregation of miscellaneous smaller
      Financial Services Sector business components.

     "Elims/Other" data includes intersegment eliminations.

                                      -8-

                        Report of Independent Accountants




To the Board of Directors and Stockholders
Ford Motor Company

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of June 30, 2002, and the related consolidated statement of income for each of the three-month and six-month periods ended June 30, 2002 and 2001 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, stockholders equity and of cash flows for the year then ended (not presented herein), and in our report dated February 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
July 16, 2002

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
----------------------

SECOND QUARTER RESULTS OF OPERATIONS

         Our worldwide net income was $570 million in the second quarter of 2002, or $0.29 per diluted share of Common and Class B Stock. In the second quarter of 2001, losses were $752 million, or $0.42 per share. Worldwide sales and revenues were $42.3 billion in the second quarter of 2002, unchanged from a year ago. Unit sales of cars and trucks were 1,854,000 units, down 2,000 units.

         Results by business sector for the second quarter of 2002 and 2001 are shown below (in millions):

                                                                        Second Quarter Net Income/(Loss)
                                                                        ---------------------------------------------
                                                                                                         2002
                                                                                                     Over/(Under)
                                                                           2002         2001             2001
                                                                        ------------------------- -------------------
                Automotive sector                                        $ 178       $(1,194)        $ 1,372
                Financial Services sector                                  392           442             (50)
                                                                         -----       -------         -------
                  Total Company net income/(loss)                        $ 570       $  (752)        $ 1,322
                                                                         =====       =======         =======

         The following unusual items were included in our second quarter results (in millions):

                                                              Second Quarter Benefit/(Charge)
                                                          ----------------------------------------
                                                                2002                 2001
                                                          ------------------  --------------------
SFAS No. 133 non-cash benefit/(charge)                        $  1                  $ (87)
Non-cash accrual for European end-of-life
 vehicles directive                                            (41)                     -
Mazda restructuring/other (Ford share)                           -                   (114)
                                                              ----                  -----
  Total unusual items                                         $(40)                 $(201)
                                                              ====                  =====

Memo:
 Automotive sector                                            $(27)                 $(169)
 Financial Services sector                                     (13)                   (32)

Automotive Sector
-----------------

         Worldwide earnings for our Automotive sector were $178 million in the second quarter of 2002, on sales of $35.2 billion. Losses in the second quarter of 2001 were $1,194 million, on sales of $34.6 billion.

         Details of second quarter Automotive sector results are shown below (in millions):

                                                                            Second Quarter
                                                                           Net Income/(Loss)
                                                              --------------------------------------------
                                                                                               2002
                                                                                           Over/(Under)
                                                                  2002          2001           2001
                                                              ------------- ------------ -----------------
                  North American Automotive                    $    59       $(1,198)      $ 1,257

                  Automotive outside North America
                  - Europe                                         114           141           (27)
                  - South America                                  (96)          (70)          (26)
                  - Rest of World                                  101           (67)          168
                                                               -------       -------       -------
                   Total Automotive outside
                    North America                                  119             4           115
                                                               -------       -------       -------

                      Total Automotive Sector                  $   178       $(1,194)      $ 1,372
                                                               =======       =======       =======

         Automotive sector earnings in North America were $59 million in the second quarter of 2002, on sales of $25.1 billion. In the second quarter of 2001, losses were $1,198 million, on sales of $24.3 billion. The improvement reflected primarily the non-recurrence of costs associated with the Firestone tire replacement action (about $2 billion) and pricing improvements, offset partially by higher product costs and increased marketing costs (Ford, Lincoln and Mercury brand U.S. marketing costs as a percentage of their gross revenues were up 1.5 percentage points in the second quarter of 2002 compared with a year ago).

         In the second quarter of 2002, 4.6 million new cars and trucks were sold in the United States, down 91,000 units from a year ago. Our share of those unit sales was 21.3% in the second quarter of 2002, down 1.9 percentage points from a year ago (with trucks down 1.0 percentage points and cars down 0.9 percentage points), reflecting an increasingly competitive market.

         Our Automotive sector earnings in Europe were $114 million in the second quarter of 2002, compared with earnings of $141 million a year ago. Excluding the accrual related to the passage in Germany and The Netherlands of the European Union directive for end-of-life vehicles, profits were largely unchanged.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (Continued)
---------------------

         In the second quarter of 2002, 4.6 million new cars and trucks were sold in our nineteen primary European markets, down 269,000 units from a year ago. Our share of those unit sales was 10.8%, up 0.2 percentage points, explained by Jaguar, Land Rover, and Volvo brands.

         Our Automotive sector in South America had losses of $96 million in the second quarter of 2002, compared with losses of $70 million a year ago, primarily due to unfavorable exchange rates, lower industry volumes, and competitive pricing pressures, offset partially by lower costs and improved market share. Economic and industry conditions in the region remain very difficult. In Brazil, 371,000 new cars and trucks were sold in the second quarter 2002, compared with 427,000 a year ago. Our share of those unit sales was 9.4%.

         Automotive sector earnings outside North America, Europe, and South America ("Rest of World") were $101 million in the second quarter of 2002, compared with losses of $67 million in the second quarter of 2001. Excluding our share of Mazda restructuring and other charges of $114 million, earnings would have been $47 million in the second quarter of 2001. The improvements in results were primarily the result of improved operating performance at Mazda as well as lower costs and pricing improvements within our Automotive sector in the Asia Pacific region.

Financial Services Sector
-------------------------

         Our Financial Services sector consists primarily of two segments, Ford Credit and Hertz. Worldwide earnings of the Financial Services sector were $392 million in the second quarter of 2002, on sales of $7.1 billion.

         Details of second quarter Financial Services sector results are shown below (in millions):

                                                                                Second Quarter
                                                                               Net Income/(Loss)
                                                                  --------------------------------------------
                                                                                                   2002
                                                                                               Over/(Under)
                                                                     2002          2001            2001
                                                                  ------------   ----------   ----------------
             Ford Credit                                            $ 330         $ 367         $  (37)
             Hertz                                                     53            59             (6)
             Minority interests and other                               9            16             (7)
                                                                    -----         -----         ------
                Total Financial Services sector                     $ 392         $ 442         $  (50)
                                                                    =====         =====         ======

         Ford Credit's earnings for the second quarter of 2002 were $330 million, down $37 million from the second quarter of 2001. Compared with 2001, the decrease in second quarter earnings reflected primarily higher actual credit losses and the unfavorable impact of securitizations, offset partially by higher profits in international markets, primarily the impact of currency (as a result of the settlements of U.S. dollar-denominated debt in South America at exchange rates more favorable than those assumed for year-end 2001 accruals), and higher amounts of managed receivables. Higher actual credit losses reflected higher levels of unemployment and bankruptcies in the United States. In the second quarter of 2002, the loss-to-receivables ratio (that is, actual net credit losses during a period as a percentage of average outstanding net receivables for that period) for Ford Credit's owned portfolio was 1.56% compared with 0.95% a year ago. This, however, was an improvement compared with the first quarter 2002 ratio of 1.66%.

         Ford Credit regularly uses securitization to finance its operations. Ford Credit securitizes primarily retail installment sales contracts. Ford Credit also securitizes receivables from Ford-franchised dealers and non-Ford dealers representing loans used to finance their new car and truck inventories, generally referred to as wholesale receivables or floorplan receivables. Ford Credit occasionally engages in securitization of operating leases. In a typical securitization, Ford Credit sells a pool of finance receivables to a wholly-owned, bankruptcy-remote special purpose subsidiary that establishes a separate special purpose trust ("SPE") and transfers the receivables to the trust in exchange for the proceeds from the securities issued by the trust. Following the transfer of the sold receivables to the SPE, the receivables are no longer assets of Ford Credit and the sold receivables no longer appear on our balance sheet.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (Continued)
----------------------

         Over the past 12 months, increased securitizations have resulted in lower owned receivables and related revenue, offset partially by higher income from assets retained in securitizations, which includes primarily excess spread and interest income related to retained securities, and servicing fees. The following table summarizes the investment and other income related to securitizations for Ford Credit in the second quarter of the years indicated (in millions on a pre-tax basis):

                                                                               2002              2001
                                                                          ---------------   ---------------
              Gains on sales of receivables                                   $ 41             $ 89
              SFAS No. 133 fair value basis adjustment                         (23)             (40)
                                                                              ----             ----
                Net gain                                                        18               49
              Servicing fees earned                                            180              100
              Interest income from retained securities                         148               44
              Excess spread and other                                          173               39
                                                                              ----             ----
                Total investment and other income
                 related to securitizations                                   $519             $232
                                                                              ====             ====
              Memo:
                Total investment and other income related to
                securitizations (excluding SFAS No. 133)                      $542             $272


         The following table shows the estimated after-tax impact of securitizations for the second quarter of the years indicated, net of the effect of reduced financing margins resulting from the foregone earnings of sold receivables (in millions):

                                                                               2002              2001
                                                                          ---------------    --------------
              Total investment and other income related to
               securitizations (excluding SFAS No. 133)                      $ 542              $ 272
              Impact of sales of receivables during the
               relevant period on financing margin                             (12)               (39)
              Impact of sales of receivables prior to the
               relevant period on financing margin                            (633)              (256)
                                                                             -----              -----
                Pre-tax impact of securitizations                             (103)               (23)
              Taxes                                                             38                  8
                                                                             -----              -----
                After-tax impact of securitizations                          $ (65)             $ (15)
                                                                             =====              =====

         Earnings at Hertz were $53 million, down from last year's $59 million profit in the second quarter. These results include amortization of intangibles at Ford FSG, Inc., Hertz' parent company, which is not reflected in Hertz' financial statements. Rental volume has started to recover due to a pick up in travel, but still remains lower compared with a year ago.

FIRST HALF RESULTS OF OPERATIONS

         Results by major business sector for the first half of 2002 and 2001 are shown below (in millions):

                                                                    First Half Net Income/(Loss)
                                                                --------------------------------------
                                                                                             2002
                                                                                             O/(U)
                                                                   2002         2001         2001
                                                                ------------ ------------ ------------
         Automotive sector                                       $ (130)     $  (505)      $  375
         Financial Services sector                                  608          812         (204)
                                                                 ------      -------       ------
           Income before cumulative effect
            of change in accounting principle                    $  478      $   307       $  171

         Cumulative effect of change in
          accounting principle                                   (1,002)           -       (1,002)
                                                                 ------      -------       ------

           Total Company net income/(loss)                       $ (524)     $   307       $ (831)
                                                                 ======      =======       ======

         Net losses in the first half of 2002 were $524 million, compared with first half 2001 earnings of $307 million. First half 2002 net income included an after-tax, non-cash charge of $708 million to the Automotive sector, primarily relating to the impairment of goodwill in Kwik-Fit (our European all-makes vehicle repair business) and $294 million to the Financial Services sector, related to the impairment of goodwill in Hertz' industrial and construction equipment

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (Continued)
---------------------

rental business, each in accordance with SFAS No. 142. For further discussions regarding SFAS No. 142, see Note 4 of the Notes to our Financial Statements.

          Sales and revenues in the first half of 2002 were $82.2 billion, down $2.6 billion from a year ago. Vehicle unit sales were about 3.5 million, down 130,000 units from a year ago.

Automotive Sector
-----------------

           Worldwide losses for our Automotive sector were $838 million in the first half of 2002. Excluding the cumulative effect of the change in accounting principle relating to the impairment of assets in accordance with SFAS No. 142 of $708 million, Automotive sector losses would have been $130 million, on sales of $67.6 billion. Losses in the first half of 2001 were $505 million, on sales of $69.2 billion.

           Details of first half Automotive sector results before the cumulative effect of the change in accounting principle relating to SFAS No. 142 are shown below (in millions):

                                                                       First Half Net Income/(Loss)
                                                                  ---------------------------------------
                                                                                                 2002
                                                                                                O/(U)
                                                                     2002          2001          2001
                                                                  -----------   -----------   -----------
             North American Automotive                             $ (369)       $ (503)       $ 134

             Automotive outside North America
             - Europe                                                 231           229            2
             - South America                                         (147)         (123)         (24)
             - Rest of World                                          155          (108)         263
                                                                   ------        ------        -----
                Total Automotive outside North America                239            (2)         241
                                                                   ------        ------        -----

                Total Automotive sector                            $ (130)       $ (505)       $ 375
                                                                   ======        ======        =====

         In North America, losses were $369 million in the first half of 2002, $134 million better than the first half of 2001. The improvement reflected primarily the non-recurrence of costs associated with the Firestone tire replacement action and higher pricing, offset largely by higher product and other costs, higher marketing costs and higher net interest expense. In addition, in the first half of 2002, we recognized gains of $132 million from the sale of shares of Anthem, Inc. we received as a policyholder in a demutualization transaction. We also incurred charges of $80 million in the second quarter of 2002 for salaried personnel reduction programs.

         In the first half of 2002, 8.6 million new cars and trucks were sold in the United States, down from 8.9 million units a year ago. Our share of those unit sales was 21.0%, down 2.0 percentage points, reflecting an increasingly competitive market.

         In Europe, first half earnings were $231 million, compared with earnings of $229 million in the first half of 2001. In the first half of 2002,
9.2 million new cars and trucks were sold in our 19 primary European markets, down 500,000 units from a year ago. Our share of those unit sales was 11.1%, up
0.2 percentage points.

         In South America, losses were $147 million in the first half of 2002, compared with a loss of $123 million a year ago. The deterioration was due to lower industry volumes and unfavorable pricing, offset partially by lower costs and improved market share. In Brazil, 725,000 new cars and trucks were sold, compared with 842,000 a year ago. Our share of those unit sales was 9.1%.

         In Rest of World, earnings were $155 million in the first half of 2002, compared with a loss of $108 million in the first half of 2001. Excluding our share of Mazda restructuring and other charges of $114 million, earnings were $6 million in the first half of 2001. The improvement in results was primarily the result of improved operating performance at Mazda, as well as pricing improvements and lower costs within our Automotive sector in the Asia Pacific region.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (Continued)
---------------------

Financial Services Sector
-------------------------

         In the first half of 2002, earnings for our Financial Services sector declined $498 million from last year. First half 2002 results for Hertz included a $294 million after-tax, non-cash charge related to the impairment of goodwill in Hertz' industrial and construction equipment rental business in accordance with SFAS No. 142. Details of Financial Services sector earnings in the first half of 2002 and 2001 are shown below (in millions):

                                                                 First Half Net Income/(Loss)
                                                            ----------------------------------------
                                                                                           2002
                                                                                           O/(U)
                                                               2002          2001          2001
                                                            ------------  ------------  ------------
    Ford Credit                                               $ 586         $ 760         $(174)
    Hertz                                                         5            55           (50)
    Minority interests and other                                 17            (3)           20
                                                              -----         -----         -----
     income/(loss) before cumulative effect                     608           812          (204)
     of change in accounting principle

    Cumulative effect of change in
     accounting principle                                      (294)            -          (294)
                                                              -----         -----         -----

       Total Financial Services sector                        $ 314         $ 812         $(498)
                                                              =====         =====         =====

         Ford Credit earnings were $586 million in the first half of 2002, down $174 million compared with a year ago. Lower earnings reflected the unfavorable impact of securitizations and higher actual credit losses, offset partially by a higher amount of managed receivables and higher net financing margins. Over the past 12 months, increased securitizations have resulted in lower owned receivables and related revenue, offset partially by higher income from assets retained in securitizations, which includes primarily excess spread and interest income related to retained securities, and servicing fees. Higher actual credit losses reflected higher levels of unemployment and bankruptcies in the United States.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

         For the Automotive sector, liquidity and capital resources include cash generated from operations, gross cash balances, our ability to raise funds in capital markets and committed credit lines.

         At July 1, 2002, the Automotive sector had $7.9 billion of contractually committed credit agreements with various banks; 88.4% are available through June 30, 2007. Ford also has the ability to transfer, on a non-guaranteed basis, $7.3 billion of these credit lines to Ford Credit or FCE Bank plc. All of our global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and rating triggers that would limit our ability to borrow).

         Automotive gross cash includes cash, marketable securities and assets contained in a Voluntary Employee Beneficiary Association ("VEBA") trust, which reflect financial assets available to fund the business and pay near-term obligations, as summarized below (in billions):

                                                             2002           2001          2001            2000
                                                          ------------ --------------- ------------  ---------------
                                                            June 30     December 31      June 30      December 31
                                                          ------------ --------------- ------------  ---------------
   Cash and cash equivalents                               $  8.5        $  4.1         $  4.7         $  3.4
   Marketable securities                                     14.9          10.9           11.5           13.1
   VEBA                                                       1.5           2.7            2.7            3.7
                                                            -----        ------          -----         ------
      Gross cash                                           $ 24.9        $ 17.7         $ 18.9         $ 20.2
                                                           ======        ======         ======         ======

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (Continued)
---------------------

         In managing our business, we classify changes in gross cash in three categories: operating related (including capital expenditures and capital transactions with the Financial Services sector), acquisitions and divestitures, and financing related. Changes for the second quarter of 2002 and 2001 are summarized below (in billions):

                                                                                    Second Quarter            First Half
                                                                                  ----------------------  ----------------------
                                                                                    2002        2001        2002        2001
                                                                                  ----------  ----------  ----------  ----------
      Gross cash at end of period                                                  $24.9       $18.9       $24.9       $18.9
      Gross cash at beginning of period                                             21.5        19.1        17.7        20.2
                                                                                   -----       -----       -----       -----
       Total change in gross cash                                                  $ 3.4       $(0.2)      $ 7.2       $(1.3)
                                                                                   =====       =====       =====       =====

      Operating related cash flows
       Automotive net income/(loss)                                                $ 0.2       $(1.2)      $(0.8)      $(0.5)
       Impairment charges (SFAS No. 142 - Goodwill)                                  0.0         0.0         0.7         0.0
       Depreciation and special tools amortization                                   1.3         1.3         2.4         2.7
       Changes in receivables, inventory and trade payables                          0.6         0.9         0.2         2.1
       Tax refunds                                                                   0.8         0.0         0.8         0.0
       Other - primarily expense and payment timing differences                      1.9         2.8         2.6         1.2
       Capital transactions with Financial Services sector a/                        0.0         0.0        (0.7)        0.4
       Capital expenditures                                                         (1.4)       (1.2)       (2.9)       (2.6)
                                                                                   -----       -----       -----       -----
        Total operating related cash flows                                         $ 3.4       $ 2.6       $ 2.3       $ 3.3


      Divestitures and asset sales                                                   0.1         0.0         0.4         0.4
      Acquisitions and capital contributions                                         0.0        (1.7)       (0.1)       (2.6)


      Financing related cash flows
       Convertible preferred securities                                            $ 0.0       $ 0.0       $ 4.9       $ 0.0
       Dividends to shareholders                                                    (0.2)       (0.6)       (0.4)       (1.1)
       Net issuance/(purchase) of common stock                                       0.1        (0.5)        0.1        (1.3)
       Changes in total Automotive sector debt                                       0.0         0.0         0.0         0.0
                                                                                   -----       -----       -----      ------
        Total financing related                                                    $(0.1)      $(1.1)      $ 4.6       $(2.4)
                                                                                   -----       -----       -----      ------
         Total change in gross cash                                                $ 3.4       $(0.2)      $ 7.2       $(1.3)
                                                                                   =====       =====       =====       =====

a/   Includes capital contributions, dividends, loans and loan repayments.

         In the second quarter of 2002, we spent $1.4 billion for capital goods, such as machinery, equipment, tooling, and facilities, used in our Automotive sector, compared with $1.2 billion a year ago.

         Changes in receivables, inventories and trade payables improved cash by $600 million in the second quarter of 2002. Other operating changes, primarily related to expense and payment timing differences, improved cash by $1.9 billion in the second quarter of 2002. These changes reflected primarily seasonal factors.

         The net issuance of common stock for the first half of 2002 reflected $203 million of issuances related to employee savings plans and employee stock option exercises and $111 million of purchases from employee savings plans.

         Shown in the table below is a reconciliation between operating cash flow above and financial statement cash flows from operating activities before securities trading (in billions):

                                                                                                         First Half
                                                                                                ------------------------------
                                                                                                    2002            2001
                                                                                                -------------   --------------
   Operating related cash flows                                                                  $  2.3          $  3.3

   Items Ford includes in operating related cash flow
    Capital transactions with Financial Services sector                                          $  0.7          $ (0.4)
    Capital expenditures                                                                            2.9             2.6
    Net transactions between Automotive and Financial Services sectors a/                           1.0            (0.1)

    Other, primarily exclusion of cash in-flows from VEBA draw-down                                 1.2             0.9
                                                                                                 ------          ------

        Total reconciling items                                                                  $  5.8          $  3.0
                                                                                                 ------          ------
        Cash flows from operating activities before securities trading                           $  8.1          $  6.3
                                                                                                 ======          ======

a/ Primarily payables and receivables between the sectors in the normal course of business, as shown in consolidated statement of cash flows.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (Continued)
---------------------

         Debt and Net Cash - At June 30, 2002, our Automotive sector had total debt of $14 billion, up from $13.8 billion at December 31, 2001. At June 30, 2002, our Automotive sector had net cash (defined as gross cash less total debt) of $10.9 billion, compared with $3.9 billion at December 31, 2001. At December 31, 2001, the weighted-average maturity of our Automotive debt was approximately 28 years, with $900 million maturing by December 31, 2006.

         Other Securities - We have outstanding 7.1 million depository shares, each representing 1/2000 of a share of our 8.25% Series B Cumulative Preferred Stock, with an aggregate liquidation value of about $178 million. Ford Motor Company Capital Trust I and Ford Motor Company Capital Trust II together have outstanding an aggregate $5.6 billion of trust preferred securities as described in Note 7 of the Notes to the Financial Statements. These securities are not included in the total debt amounts discussed above.

Financial Services Sector
-------------------------

Ford Credit

         Debt and Cash - At June 30, 2002, Ford Credit's total debt was $142.7 billion compared with $146.3 billion at December 31, 2001. Debt plus securitized funding totaled $196.9 billion at June 30, up $4.4 billion from December 31. Ford Credit's commercial paper balance at June 30, 2002 was $8.3 billion, with an average remaining maturity of 42 days, compared with $15.7 billion at December 31, 2001.

         At June 30, 2002, Ford Credit had cash and cash equivalents of $4.3 billion. In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs. We refer to this excess funding as "overborrowings". Of the $4.3 billion of cash and cash equivalents, $3.3 billion represented these overborrowings. Ford Credit's commercial paper balance net of these overborrowings was $5 billion at June 30, 2002, which is within its targeted range of $5 billion to $7 billion of commercial paper outstanding.

         At July 1, 2002, various subsidiaries of the Financial Services sector, including Hertz, had $16.0 billion of contractually committed support facilities; 52.9% of which are available through June 30, 2007. At July 1, 2002, $1.1 billion of these facilities were in use. In addition, banks provide $12.8 billion of facilities to support Ford Credit's asset-backed commercial paper programs. All of Ford Credit's global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and rating triggers that would limit its ability to borrow).

         Ford Credit also has entered into agreements with several bank-sponsored commercial paper issuers under which such issuers are contractually committed to purchase from Ford Credit, at Ford Credit's option, up to an aggregate of $12.2 billion of receivables. These agreements have varying maturity dates between September 19, 2002 and June 26, 2003. As of June 30, 2002, approximately $4.8 billion of these commitments were utilized.

         Funding - Beginning in 2000, Ford Credit modified its funding strategy to reduce its reliance on short-term funding. Ford Credit increased its use of selling finance receivables in securitization transactions because of its lower relative cost and issued a larger amount of unsecured long-term debt to improve its liquidity. Ford Credit will continue to use securitization as long as it provides added funding and remains cost efficient. Ford Credit has developed additional funding sources and capacity to maintain a diversified funding portfolio, such as wholesale receivables securitization and asset-backed commercial paper programs.

         During the second quarter of 2002, Ford Credit's long-term debt proceeds totaled $2.9 billion, and total securitization funding proceeds were $4.1 billion.

         Special Purpose Entities - At June 30, 2002, the total outstanding principal amount of receivables sold by Ford Credit that was held by securitization trusts was $65.7 billion, up $7.0 billion from December 31, 2001. Ford Credit's retained interests in such sold receivables at June 30, 2002 were $11.5 billion, down from $12.5 billion at December 31, 2001. This decline in retained interests reflected primarily the sale by Ford Credit of its undivided interest in wholesale receivables during the first quarter to support the issuance of additional securities by a Ford Credit sponsored securitization special purpose entity.

         Leverage - At June 30, 2002, Ford Credit's debt-to-equity ratio was
13.4 to 1, calculated on a basis that treats proceeds from securitizations as debt. This is down from 14.2 to 1 at June 30, 2001 and 14.8 to 1 at December 31, 2001.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (Continued)
---------------------

Hertz

         Debt and Cash - Hertz' total debt was $7.5 billion at June 30, 2002, up $1.2 billion from December 31, 2001. Outstanding commercial paper at June 30, 2002 totaled $1.7 billion at Hertz, with an average remaining maturity of 35 days, compared with $1 billion at December 31, 2001. At June 30, 2002, Hertz had cash and cash equivalents of $236 million, up from $120 million at December 31, 2001.

Total Company
-------------
         Stockholders' Equity - Our stockholders' equity was $10.0 billion at June 30, 2002, up $2.2 billion compared with December 31, 2001. The increase was more than explained by favorable non-cash equity effects of the weaker dollar, reflecting balance-sheet foreign currency translation adjustments and the effects of SFAS No. 133, offset partially by net losses of $524 million and dividend payments of $369 million.

OUTLOOK

Automotive
----------

         Second Half 2002. In the anticipated environment of continuing high marketing incentives, we expect strong industry sales in the United States to continue in the second half of 2002 and to be in the range of 16.5 million to 17 million units for the full year. Marketing costs for Ford, Lincoln and Mercury brand vehicles sold in the United States, as a percentage of gross revenue from those sales, were about 15.6% in the first half of 2002. However, actual sales and marketing costs may be worse than expected if the recently announced lower consumer confidence index is indicative of new vehicle demand or if any of the risk factors listed below comes to fruition.

         We expect that the number of vehicles we will produce (and sell to dealers) in North America in the second half of 2002 will be lower than the number produced in the first half of the year, which reflected an increase in dealer inventory requirements, compared with a year ago. We plan to produce 940,000 units in North America in the third quarter of 2002, compared with 1,175,000 in the second quarter and 1,052,000 in the first quarter of this year. Although a decision on fourth quarter production will be made after gaining actual third quarter sales experience, we anticipate full-year 2002 North American production to exceed four million units.

         For full-year 2002, we expect our product costs (i.e., material, engineering, amortization and depreciation costs associated with new vehicles) will be higher than they were last year and such cost increases are likely to exceed cost reductions in other areas - i.e., non-product related costs. Therefore, overall costs this year are expected to be higher than last year.

         Overall, subject to the risk factors listed below, we expect to incur a small loss in the third quarter of 2002, largely reflecting lower vehicle production compared with the second quarter of 2002, and realize a modest profit for full-year 2002.

         Revitalization Plan Progress. In January 2002, we announced a product led Revitalization Plan that has as its goal the achievement of $7 billion of annual pre-tax operating earnings by mid-decade. Our European Turnaround Strategy, the blueprint for the North American Revitalization Plan, continues to gain momentum in 2002. Customer satisfaction and quality improvements are continuing, the new Ford Fusion and Fiesta models have strengthened the product portfolio, and total costs continue to decline.

         In North America, the Revitalization Plan is gaining traction but progress is not uniform. While our Ford-brand U.S. market share is up sequentially from the first quarter to the second quarter of 2002 (17.3% to 17.6%), it is down from 2001 levels. We expect the newly redesigned Ford Expedition to improve Ford-brand market share in the U.S., and the newly redesigned Lincoln Navigator and Land Rover Range Rover models, as well as the all-new Lincoln Aviator and Volvo XC90 models, to have a positive impact on our overall U.S. market share.

         Quality metrics show improvement, such as in the J.D Power Initial Quality Service survey results, and capacity utilization is on track for a 10% improvement. Further, in order to offset increases in product costs as referenced above, and achieve our Revitalization Plan objective of reducing material costs by $3 billion by mid-decade, we will increase the number of personnel dedicated to material cost savings from 300 to 1,000. We are committed to the financial targets we outlined in the Revitalization Plan. If incremental actions are required to meet these targets, we expect to take them.

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (Continued)
---------------------

        Post-Retirement Obligations. We sponsor defined benefit pension plans whose pension fund assets consist principally of investments in equities and in government and other fixed income securities. For our major U.S. pension funds, the target asset allocation is 70% equities and 30% fixed income securities.

         On January 1, 2002, the market value of plan assets exceeded projected benefit obligations (calculated using a discount rate of 7.25%) by $596 million for our U.S. plans. Based on a negative 6.7% return for the first half of 2002, we estimate that our U.S. plans were underfunded by $3.2 billion as of June 30, 2002. Investment results during 2002 will have no effect on 2002 pension expense. If the full-year 2002 investment return remains at negative 6.7% (i.e., zero return for the second half), and there are no other changes, then 2003 pension expense would increase by about $125 million after-tax, compared with 2002. So long as our investment return and other actuarial assumptions remain unchanged and there are no changes in benefit levels under present plans (e.g., the Ford-UAW Retirement Plan), then no contributions are projected to be required through 2006. However, we review our pension assumptions regularly and we do from time to time make contributions beyond those legally required.

         We also regularly review health care cost trends in connection with our employee and retiree health care plans. Our most recent review preliminarily indicates such costs are increasing at a higher rate than previously assumed. As a result, higher accruals may be required in the future for retiree health care costs.

         Divestitures. As discussed in Note 9 of the Notes to our Financial Statements, we announced our intent to sign an agreement with CVC Capital Partners to sell Ford's 100% interest in Kwik-Fit Holdings Ltd. for
(pound)330 million (equivalent to about $500 million), which will result in an after-tax third quarter 2002 loss of about $500 million. This, together with the disposition of other non-core businesses and assets, should allow us to meet our goal, set in January 2002, to realize $1 billion in cash from the disposition of non-core businesses and assets. Due to the present business climate, however, we have decided not to pursue the sale of Hertz' industrial and equipment rental business at this time.

Financial Services
------------------

Ford Credit

         In the second half of 2002, we expect Ford Credit will improve its year-over-year operating results, reflecting an improvement in the provision for credit losses in the fourth quarter offset partially by the unfavorable impact of securitizations. For full-year 2002, we expect Ford Credit's operating results to be about the same as a year ago.

Hertz

         We believe that vehicle and equipment rentals will remain at diminished levels, reflecting reduced corporate spending in the United States throughout 2002. While full-year 2002 net income for Hertz is expected to exceed 2001 levels, it is expected to be substantially below recent historical levels.

Risk Factors
------------

         Statements included or incorporated by reference herein may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

     o increasing price competition in the U.S. and Europe resulting from industry overcapacity, currency fluctuations or other factors;
     o a significant decline in industry sales, particularly in the United States or Europe, resulting from slowing economic growth or other factors;
     o    lower-than-anticipated  market  acceptance  of  our  new  or  existing products;
     o    currency or commodity price fluctuations;
     o    reduced availability of or higher prices for fuel;
     o    a market shift from truck sales in the United States;
     o    lower-than-anticipated residual values for leased vehicles;
     o    a credit rating downgrade;
     o    labor or other constraints on our ability to restructure our business;
     o increased safety, emissions, fuel economy or other regulation resulting in higher costs and/or sales restrictions;
     o work stoppages at key Ford or supplier facilities or other interruptions of supplies;

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations (Continued)
---------------------

     o the discovery of defects in vehicles resulting in delays in new model launches, recall campaigns, increased warranty costs or litigation;
     o worse-than-assumed economic and demographic experience for our post-retirement benefit plans (e.g., investment returns, interest rates, health care cost trends, benefit improvements);
     o increased price competition in the rental car industry and/or a general decline in business or leisure travel due to a deterioration in economic conditions or other factors;
     o    insufficient credit loss reserves; and
     o    our inability to implement the Revitalization Plan.

NEW ACCOUNTING STANDARDS

         We adopted SFAS No. 142, "Goodwill and Other Intangible Assets" on January 1, 2002. Goodwill and certain intangible assets will no longer be amortized, but will be subject to an annual impairment test. Goodwill and indefinite- lived intangible asset amortization of about $130 million was charged to income in the first half of 2001 and $260 million in full year 2001. For a further discussion of SFAS No. 142, see Note 4 of our Notes to Financial Statements.

         In June 2002, the Financial Accounting Standards Board (FASB) issued an exposure draft interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements that addresses issues related to identifying and accounting for special purpose entities (SPEs). We are continuing to assess the impact the proposed interpretation may have on our accounting for SPEs.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks
--------------------------------------------------------------------

         There is no material change in the information reported under Item 7A of the 10-K Report.

                           Part II. Other Information

Item 1.  Legal Proceedings
--------------------------

Firestone Matters (Previously discussed beginning on page 22 of Ford's Annual Report on Form 10-K for the year ended December 31, 2001 (the "10-K Report") and on page 15 of Ford's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2002 (the "First Quarter 10-Q Report").)

         Firestone Tire Related Litigation. Firestone Class Actions. As reported in the First Quarter 10-Q Report, on May 2, 2002, the United States Court of Appeals for the Seventh Circuit reversed the trial court order of November 28, 2001 that certified a class. Since the date of that ruling, seven new purported class actions involving allegations similar to those made in the federal actions have been filed in the state courts of South Carolina, Arkansas, Florida, Connecticut, Illinois, Ohio and California. We will remove these cases to federal court and seek to have them consolidated with the case currently pending in the federal court in Indianapolis.

         Firestone Shareholder Derivative Actions. The trial court granted our motion to dismiss the action filed in federal court.

         Attorney General Investigation. As previously reported, a consortium of the 50 state attorneys general (and 3 United States territories) continues to investigate the circumstances leading up to the Firestone tire recall and subsequent tire replacement program. Oversight of the investigation has been delegated by the states to an Executive Committee consisting of the attorneys general from Florida, Tennessee, Georgia, Connecticut, Illinois, Washington, Iowa and Texas. Among other things, the Executive Committee is investigating whether the advertising of sport utility vehicles misleadingly suggests that sport utility vehicles may be driven like passenger cars. We are engaged in ongoing discussions with the Executive Committee states.

         Venezuelan Matters. The Venezuela Attorney General's Office continues to investigate whether criminal charges should be filed against Firestone and Ford employees as a result of tire tread separation accidents that occurred in that country. The Venezuelan consumer protection agency (INDECU) is assisting in the investigation. INDECU has submitted an extensive report alleging there are no defects in the Firestone tires rather that the tire tread separation was the result of the inflation pressure specified by Ford. The report also alleges a series of defects in the Explorer including defects in the steering knuckle and spindle, shock absorbers, roof design, front axle fastener, the general electronic module and powertrain control module. These allegations are contrary to the NHTSA findings and Ford's analysis of U.S. and Venezuelan accidents involving the Explorer. The Venezuelan National Assembly, which appointed a Technical Commission to investigate the cause of the rollover accidents, has demonstrated renewed interest in its own investigation and recently met with the head of INDECU to discuss INDECU's investigation.

Other Product Liability Matters
-------------------------------

         Asbestos Matters. (Previously discussed on page 24 of the 10-K Report). We are a party to a significant number of personal injury lawsuits related to asbestos exposure as discussed in the 10-K Report. Plaintiffs in these cases allege various health problems as a result of asbestos exposure either from (i) component parts found in older vehicles (ii) insulation or other asbestos products in our facilities or (iii) asbestos aboard our former maritime fleet. The majority of these cases have been filed in the state courts in essentially every state in the country. In November 2001, we, along with the other United States automobile manufacturers, filed a motion to have all of these asbestos related cases pending in the various state courts transferred to the federal bankruptcy court in Delaware presiding over the Federal-Mogul Corporation bankruptcy reorganization. We attempted to have these cases transferred in order to obtain a full evidentiary hearing on the scientific evidence that we believe distinguishes us from the traditional asbestos defendant. Although the judge in the Federal-Mogul bankruptcy litigation recognized that there are fundamental problems with asbestos litigation in the United States, he concluded that he did not have the authority to transfer the cases into the Federal-Mogul bankruptcy case and, therefore, denied our motion to transfer these cases. We appealed this ruling to the Third Circuit Court of Appeals; however, that appeal was denied.

         The extent of our financial exposure to asbestos litigation remains very difficult to estimate. As discussed in the 10-K Report, most of the asbestos litigation we face involves mechanics who have worked on the brakes of our vehicles over the years. We believe the scientific evidence confirms that mechanics are not at an increased risk of asbestos-related disease as a result of exposure to asbestos used in our vehicles. The majority of our asbestos cases do not specify a dollar amount for damages, and in many of the other cases the dollar amount specified is the jurisdictional minimum. Moreover, the vast majority of these cases involve multiple defendants, with the number in some cases exceeding 100. At the same time, although our annual payout in asbestos cases has not, to date, been significant, we believe we are being more aggressively targeted, largely as a result of bankruptcies of manufacturers of asbestos and products containing asbestos. The total number of claims currently pending against us is approximately 18,000, compared with approximately 17,000 and 13,700 claims as of December 31, 2001 and 2000,

--------------------------

respectively. This, together with the trends in civil litigation toward larger jury verdicts and punitive damages awards, could result in our costs for asbestos-related claims becoming significant.

         Romo v. Ford. During December, 1994, an action was filed in Superior Court in Stanislaus County, California, alleging that manufacturing and design defects in a 1978 Bronco and failure to warn caused the deaths of three members of the plaintiff's family. The trial in July 1999 resulted in a jury verdict ordering Ford to pay $290 million in punitive damages and $5 million in compensatory damages. Following the trial, the trial judge set aside the punitive damages award based on a finding of misconduct during jury deliberations. On June 28, 2002, the California Court of Appeals reinstated the original jury verdict. In reinstating the verdict, the three-judge appeals panel acknowledged that there was juror misconduct during the early stages of deliberations, but stated that there was no proof that Ford had been prejudiced by the misconduct or that the jury had ultimately failed to decide the case on the legal instructions given by the trial judge. The appeals court also rejected Ford's contention that the punitive damages were not warranted by the evidence and were, in any event, excessive. We have filed an appeal of the appellate court's decision with the California Supreme Court.

Class Actions
-------------

         TFI Module Class Actions. (Previously discussed on page 26 of the 10-K Report and on page 15 of the First Quarter 10-Q Report.) The California court has given final approval to the settlement. An appeal from the court's order approving the settlement has been filed by a class member who objected to the settlement. Unless the appeal is withdrawn, it will delay the settlement and stay the settled cases for one to two years. If the appeal is withdrawn, the settlement will become effective on September 16, 2002.

         Throttle Body Assemblies Class Action. (Previously discussed on page 27 of the 10-K Report.) The trial court has denied plaintiffs' motion for class certification.

         Seat Back Class Actions. (Previously discussed on page 28 of the 10-K Report.) The Maryland Court of Appeals (Maryland's highest court) has agreed to review the dismissal of the Maryland case.

         Late Charges Class Action. (Previously discussed on page 28 of the 10-K Report.) The parties have reached a tentative nationwide resolution of this case. The proposed settlement would be on a claims-made basis and the maximum amount Ford would be required to pay to the class (assuming all members of the class submit a claim) is $80 million. Additionally Ford has agreed to pay approximately $7 million to the attorneys for the class. Class settlement notices were mailed to 1.8 million persons in July, 2002. A hearing for final approval of the settlement is scheduled for September 20, 2002.

         Fair Lending Class Action. (Previously discussed on page 28 of the 10-K Report and on page 15 of the First Quarter 10-Q Report.) In the Rodriguez case, plaintiffs renewed their motion for class certification, citing additional deposition testimony. The U.S. District Court, Northern District of Illinois again denied plaintiff's motion. The plaintiffs have agreed to drop their case and the court has granted our motion to enter an order of dismissal with prejudice.

         Side Release Belt Buckles Class Action. (Previously discussed on page 29 of the 10-K Report.) We filed a motion to dismiss on the basis that the plaintiffs have suffered no injury. That motion was denied on May 21, 2002, and we are pursuing an appeal of that ruling.

         Crown Victoria Police Interceptor Class Actions. Six purported class actions have been filed in state courts in New Jersey, Texas, Pennsylvania, Arkansas, Alabama and Florida on behalf of governmental entities that own Crown Victoria Police Interceptors, alleging that the vehicles are susceptible to fuel leaks and fires when struck from the rear at high speed. The New Jersey and Arkansas cases purport to represent a nationwide class; the Texas, Pennsylvania and Alabama cases purport to represent all police departments in the relevant state. The complaints seek a recall of the affected vehicles, an injunction, compensatory and punitive damages and other relief. We removed the cases with which we have been served to federal courts. We have filed a motion in each of the cases with which we have been served to consolidate those cases with the Multi District Litigation Panel sitting in Washington, D.C. A seventh purported class action has been filed in Florida state court on behalf of Florida owners of non-police Crown Victoria vehicles, with similar allegations and demands for relief.

Other Matters
-------------

         Visteon Dispute. (Previously discussed on page 29 of the 10-K Report.) We have negotiated settlements of each of the matters previously reported.

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

         During the second quarter of 2002, we issued 1,485,864 shares of our common stock to various directors, officers and other executives pursuant to their compensation plans or agreements, including the employment agreement between us and Mr. Carl E. Reichardt and the non-compete agreement between us and most of our executive officers, filed as Exhibits 10.2 and 10.3 to this Report, respectively. Such shares were not registered pursuant to the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof.

Item 4.  Submission of Matters to a Vote of the Security-Holders
----------------------------------------------------------------

         On May 9, 2002, the 2002 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

                                                            Number of Votes
                                            -----------------------------------------------------

Nominee                                     For                                         Not For
John R. H. Bond                             2,630,062,182                               45,938,504
Edsel B. Ford II                            2,618,180,309                               57,820,377
William C. Ford                             2,619,108,463                               56,892,223
William C. Ford, Jr.                        2,448,323,493                              227,677,193
Irvine O. Hockaday, Jr.                     2,615,810,144                               60,190,542
Marie-Josee Kravis                          2,626,610,107                               49,390,579
Richard A. Manoogian                        2,631,631,492                               44,369,194
Ellen R. Marram                             2,620,953,130                               55,047,556
Homer A. Neal                               2,628,590,676                               47,410,010
Jorma J. Ollila                             2,624,266,986                               51,733,700
Carl E. Reichardt                           2,457,210,977                              218,789,709
Robert E. Rubin                             2,625,640,962                               50,359,724
Nicholas V. Scheele                         2,632,279,478                               43,721,208
John L. Thornton                            2,615,796,864                               60,203,822

There were no broker non-votes with respect to the election of directors.


         Proposal 2 Ratification of Selection of Independent Public Accountants. A proposal to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants to audit the books of account and other corporate records of the Company for 2002 was adopted, with 2,605,386,442 votes cast for, 56,783,052 votes cast against, 13,831,192 votes abstained and 0 broker non-votes.

         Proposal 3 Amend the Company's 1998 Long-Term Incentive Plan. A proposal to change the limit on the maximum amount of stock options that may be granted to any Named Executive was adopted, with 2,443,520,763 votes cast for, 209,214,631 votes cast against, 23,265,292 votes abstained and 0 broker non-votes.

         Proposal 4 Relating to the Company's Political Contributions. A proposal relating to publishing a report on the Company's political contributions was rejected, with 2,191,698,324 votes cast against, 124,608,617 votes cast for, 38,116,145 votes abstained and 321,577,600 broker non-votes.

         Proposal 5 Relating to Independence of Directors on Key Board Committees. A proposal relating to the independence of directors on key committees of the Company's Board of Directors was rejected, with 1,920,877,569 votes cast against, 401,878,702 votes cast for, 31,666,815 votes abstained and 321,577,600 broker non-votes.

         Proposal 6 Relating to the Method of Nominating and Electing the Company's Directors. A proposal to amend the By-laws so that common stock shareholders would nominate and elect 60% of the Company's directors and the Class B Stock shareholders would nominate and elect 40% of the Company's directors was rejected, with 2,193,088,135 votes cast against, 130,075,803 votes cast for, 31,259,148 votes abstained and 321,577,600 broker non-votes.

         Proposal 7 Relating to Establishing an Independent Committee of the Board to Evaluate Conflicts of Interests. A proposal relating to establishing an independent committee of the Board to evaluate conflicts of interests between Class B Stock shareholders and common stock shareholders was rejected, with 1,934,547,106 votes cast against, 386,858,304 votes cast for, 33,017,676 votes abstained and 321,577,600 broker non-votes.

Item 5.  Other Information
--------------------------

         Motor Vehicle Distribution in Europe. (Previously discussed on page 7 of the 10-K Report.) On July 31, 2002, the European Commission adopted the new regulation relating to the way motor vehicles are sold and repaired throughout the European Economic Area substantially as described on page 7 of our 10-K Report. As discussed in the 10-K Report, it is difficult to quantify at this time the full impact of the changes required by the regulation on our European operations. The Commission, however, has stated that it expects the new rules to lead to increased competition and narrowing of car prices from country to country. The new rules, coupled with the introduction of the new single currency, are likely to put downward pressure on both vehicle and parts prices. Our existing dealer agreements will be modified to account for the new rules by October 1, 2003 when the new rules will apply.

Governmental Standards
----------------------

         End-of-Life Vehicle Proposal. (Previously discussed on page 18 of the 10-K Report.) Germany and The Netherlands have adopted legislation implementing the European Union directive regarding end-of-life vehicles. As a result of the new legislation, accruals for liabilities relating to existing vehicles have been recorded in the second quarter of 2002 in the amount of $41 million on an after-tax basis. The remaining European Union member states have not yet adopted legislation to implement the directive.

         California Greenhouse Gas Legislation. On July 22, 2002, the State of California enacted legislation authorizing the California Air Resources Board ("CARB") to regulate greenhouse gas emissions from new motor vehicles beginning in the 2009 model year. Carbon dioxide (CO2) is the primary greenhouse gas emitted from motor vehicles, and the amount of CO2 emissions is proportional to the amount of fuel used. It is possible that CARB may attempt to set fleet average standards for vehicle CO2 emissions, although we believe this would be prohibited by the federal fuel economy law.

Related Party Transactions
--------------------------

         Football Practice Facility. In May 2002, The Detroit Lions, Inc., a professional football team and member of the National Football League (the "Lions"), began paying rent to Ford Motor Land Development Company, an indirect wholly owned subsidiary of ours ("Ford Land"), pursuant to a lease for a newly constructed football practice facility and related administrative offices. The facility was constructed by Ford Land for a cost of approximately $36 million on property owned by it in Dearborn and Allen Park, Michigan. This property had not previously been developed commercially or otherwise used by us or any of our affiliates. A director of ours, William Clay Ford, is the majority owner of the Lions. In addition, William Clay Ford, Jr., our Chairman and Chief Executive Officer, is one of four minority owners and is a director and officer of the Lions. The lease, which was entered into in January 2001, provides for a term of 30 years, which commenced March 15, 2002, and annual rents starting at $4.1 million for the first five years of the term and escalating to $8 million for the last five years of the term. The aggregate amount of rents and the net present value of those rents (discounted at a 10% rate) payable by the Lions under the lease are $170 million and $47 million, respectively. The lease terms are comparable to lease terms between Ford Land and other tenants in the Dearborn area and meet our internal return on investment target (based on the assumption that the practice facility will have no value at the end of the lease term).

         Stadium Naming Rights Agreement. In February 2002, we entered into a Stadium Naming and License Agreement with the Lions pursuant to which we acquired for $50 million the naming rights to a new domed stadium located in downtown Detroit at which the Lions will play their home games, beginning with the 2002 season. Pursuant to a Concession and Management Agreement between the Lions and the City of Detroit Downtown Development Authority, the Lions have been granted the right to construct, operate and use the stadium, including the right to name the stadium or sell such right. We have named the stadium "Ford Field". The term of our naming rights agreement is 25 years, commencing with the 2002 National Football League season. Of the $50 million naming rights fee, which has or will be used by the Lions to fund in part the construction of the stadium, $30 million was paid in February 2002, $17.5 million was paid in March 2002 and the balance will be paid upon completion of the stadium and installation of agreed upon promotional signage to Ford's satisfaction, which is expected to occur in August 2002. Benefits to Ford under the naming rights agreement include exclusive exterior entrance signage and predominant interior promotional signage. We have analyzed the value of the benefits we are entitled to receive under the naming rights agreement (including an assessment of the fees paid and benefits received under other naming rights agreements) and we believe the value of our benefits is at least equal to the naming rights fee we agreed to pay.

         Volvo Letter of Intent. On April 8, 2002, Paul Alandt, the husband of Mrs. Lynn Ford Alandt, and Volvo Cars of North America, LLC entered into an agreement relating to Mr. Alandt establishing an authorized Volvo dealership. The agreement is subject to various conditions, including the signing of a Volvo retailer agreement. Lynn F. Alandt owns more than 5% of the outstanding Class B Stock of the Company.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)   Exhibits
           --------

           Please refer to the Exhibit Index on Page 25.

     (b)   Reports on Form 8-K
           -------------------

           The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 2002:

           Current Report on Form 8-K dated April 2, 2002 included information relating to U. S. retail sales of Ford vehicles in March 2002.

           Current Report on Form 8-K dated April 17, 2002 included information relating to Ford's first quarter 2002 financial results and Ford's North American Production and Overseas Sales schedule.

           Current Report on Form 8-K dated April 19, 2002 included information relating to Ford's management changes.

           Current Report on Form 8-K dated May 1, 2002 included information relating to U. S. retail sales of Ford vehicles in April 2002 and Ford's North American Production and Overseas Sales schedule.

           Current Report on Form 8-K dated June 3, 2002 included information relating to U. S. retail sales of Ford vehicles in May 2002 and Ford's North American Production and Overseas Sales schedule.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             FORD MOTOR COMPANY
                                         ---------------------------

                                               (Registrant)




Date:      August 12, 2002               By:/s/Don R. Leclair
           ---------------                  ------------------------
                                            Don R. Leclair
                                            Vice President and Controller
                                            (principal accounting officer)

                                  EXHIBIT INDEX
                                  -------------



  Designation                              Description                                        Method of Filing
  --------------------    ------------------------------------------------------- --------------------------------------------
  Exhibit 3.1             Restated Certificate of Incorporation, dated               Filed as Exhibit 3-A to Ford's Annual
                          August 2, 2000                                             Report on Form 10-K for the year ended
                                                                                     December 31, 2000*

  Exhibit 3.2             By-Laws as amended through October 30, 2001                Filed as Exhibit 3-B to Ford's Quarterly
                                                                                     Report on Form 10-Q for the quarter ended
                                                                                     September 30, 2001*

  Exhibit 4               Form of Deposit Agreement dated as of October              Filed as Exhibit 4-E to Ford's
                          29, 1992 among Ford, Chemical Bank, as                     Registration Statement No. 33-53092*
                          Depositary, and the holders from time to time
                          of Depositary Shares, each representing 1/2000 of a
                          share of Ford's Series B Cumulative Preferred Stock

  Exhibit 10.1            Agreement dated April 15, 2002 between Ford Motor          Filed with this Report
                          Company and Wolfgang Reitzle

  Exhibit 10.2            Agreement between Ford Motor Company and Carl              Filed with this Report
                          Reichardt, entered into in June, 2002

  Exhibit 10.3            Form of Trade Secrets/Non-Compete Statement between        Filed with this Report
                          Ford Motor Company and certain of its Executive
                          Officers

  Exhibit 12              Ford Motor Company and Subsidiaries                        Filed with this Report
                          Calculation of Ratio of Earnings to Combined
                          Fixed Charges and Preferred Stock Dividends

  Exhibit 15              Letter of PricewaterhouseCoopers LLP,                      Filed with this Report
                          Independent  Accountants, dated August 12,
                          2002, relating to Financial Information

  Exhibit 99.1            CEO Certification Pursuant to Section 906 of the           Filed with this Report
                          Sarbanes-Oxley Act of 2002

  Exhibit 99.2            CFO Certification Pursuant to Section 906 of the           Filed with this Report
                          Sarbanes-Oxley Act of 2002

* Incorporated by reference as an exhibit to this Report (file number reference 1-3950)