Form 10-Q
period 2002-09-30
FORD MOTOR CO
filed 2002-11-14
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 1-3950

FORD MOTOR COMPANY

(Exact name of registrant as specified in its charter)

Incorporated in Delaware	38-0549190

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One American Road, Dearborn, Michigan	48126

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 313-322-3000

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 6, 2002, the Registrant had outstanding 1,764,255,216 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit index located on sequential page number 27

CONSOLIDATED STATEMENT OF INCOME
CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
Report of Independent Accountants
Part II. Other Information
SIGNATURE
CERTIFICATION
CERTIFICATION
EXHIBIT INDEX
By-Laws as Amended October 10, 2002
Amendment to Benefit Equalization Plan
Ford Motor and Subsidiaries Ratio of Earnings
Letter of PricewaterhouseCoopers LLP
Presentation of Revitalization Plan Progress
Chief Executive Officer Certification
Chief Financial Officer Certification

Item 1. Financial Statements

Ford Motor Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended September 30, 2002 and 2001
(in millions)

	Third Quarter		Nine Months

	2002	2001	2002	2001

	(unaudited)		(unaudited)

AUTOMOTIVE
Sales	$32,445	$28,451	$99,971	$97,377
Costs and expenses (Note 2)
Cost of sales (Note 3)	30,712	27,193	93,073	91,380
Selling, administrative and other expenses	2,475	2,342	7,204	7,184

Total costs and expenses	33,187	29,535	100,277	98,564
Operating income/(loss)	(742)	(1,084)	(306)	(1,187)
Interest income	378	144	662	617
Interest expense	342	308	1,041	1,005

Net interest income/(expense)	36	(164)	(379)	(388)
Equity in net loss of affiliated companies	(17)	(346)	(97)	(686)

Income/(loss) before income taxes — Automotive	(723)	(1,594)	(782)	(2,261)
FINANCIAL SERVICES
Revenues (Note 3)	7,135	7,873	21,765	23,253
Costs and expenses
Interest expense	1,876	2,287	5,763	7,331
Depreciation	2,655	2,680	7,968	7,873
Operating and other expenses	1,229	1,401	3,967	4,002
Provision for credit and insurance losses	794	879	2,526	2,137

Total costs and expenses	6,554	7,247	20,224	21,343

Income/(loss) before income taxes — Financial Services	581	626	1,541	1,910

TOTAL COMPANY
Income/(loss) before income taxes	(142)	(968)	759	(351)
Provision/(benefit) for income taxes	68	(285)	324	2

Income/(loss) before minority interests	(210)	(683)	435	(353)
Minority interests in net income of subsidiaries	116	9	283	32

Income/(loss) before cumulative effect of change in accounting principle	(326)	(692)	152	(385)
Cumulative effect of change in accounting principle (Note 4)	—	—	(1,002)	—

Net income/(loss)	$(326)	$(692)	$(850)	$(385)

Income/(loss) attributable to Common and Class B Stock after preferred stock dividends	$(330)	$(696)	$(861)	$(396)
Average number of shares of Common and Class B Stock outstanding	1,822	1,812	1,814	1,823
AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 5)
Basic Income
Income/(loss) before cumulative effect of change in accounting principle	$(0.18)	$(0.39)	$0.08	$(0.22)
Cumulative effect of change in accounting principle	—	—	(0.55)	—

Net income/(loss)	$(0.18)	$(0.39)	$(0.47)	$(0.22)
Diluted Income
Income/(loss) before cumulative effect of change in accounting principle	$(0.18)	$(0.39)	$0.08	$(0.22)
Cumulative effect of change in accounting principle	—	—	(0.55)	—

Net income/(loss)	$(0.18)	$(0.39)	$(0.47)	$(0.22)
Cash dividends	$0.10	$0.30	$0.30	$0.90

     The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

Ford Motor Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(in millions)

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Automotive
Cash and cash equivalents	$8,682	$4,079
Marketable securities	16,137	10,949

Total cash and marketable securities	24,819	15,028
Receivables, net	2,070	2,214
Inventories (Note 6)	7,504	6,191
Deferred income taxes	2,596	2,595
Other current assets	3,929	6,155
Current receivable from Financial Services	1,904	938

Total current assets	42,822	33,121
Equity in net assets of affiliated companies	2,434	2,450
Net property	35,172	33,121
Deferred income taxes	7,670	5,996
Goodwill (Note 4)	4,645	5,283
Other intangible assets (Note 4)	796	1,194
Other assets	6,573	7,154

Total Automotive assets	100,112	88,319
Financial Services
Cash and cash equivalents	7,391	3,139
Investments in securities	675	628
Finance receivables, net	104,551	110,358
Net investment in operating leases	44,329	47,262
Retained interest in sold receivables	9,675	12,548
Goodwill (Note 4)	798	1,088
Other intangible assets (Note 4)	251	265
Other assets	14,202	9,224
Receivable from Automotive	3,712	3,712

Total Financial Services assets	185,584	188,224

Total assets	$285,696	$276,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive
Trade payables	$16,444	$15,677
Other payables	2,688	4,227
Accrued liabilities	26,021	24,340
Debt payable within one year	209	302

Total current liabilities	45,362	44,546
Long-term debt	13,604	13,492
Other liabilities	35,865	30,868
Deferred income taxes	457	362
Payable to Financial Services	3,712	3,712

Total Automotive liabilities	99,000	92,980
Financial Services
Payables	2,032	1,595
Debt	148,393	153,543
Deferred income taxes	10,324	9,703
Other liabilities and deferred income	8,403	9,326
Payable to Automotive	1,904	938

Total Financial Services liabilities	171,056	175,105
Company-obligated mandatorily redeemable preferred and mandatorily redeemable convertible preferred securities of subsidiary trusts holding solely junior subordinated debentures of the Company (Note 7)	5,670	672
Stockholders’ equity
Capital stock
Preferred Stock, par value $1.00 per share (aggregate liquidation preference of $177 million)	*	*
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	5,699	6,001
Accumulated other comprehensive income/(loss) (Notes 3 and 8)	(2,524)	(5,913)
Treasury stock	(2,320)	(2,823)
Earnings retained for use in business	9,096	10,502

Total stockholders’ equity	9,970	7,786

Total liabilities and stockholders’ equity	$285,696	$276,543

* Less than $1 million

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

Ford Motor Company and Subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2002 and 2001
(in millions)

	Nine Months 2002		Nine Months 2001

		Financial		Financial
	Automotive	Services	Automotive	Services

	(unaudited)		(unaudited)

Cash and cash equivalents at January 1	$4,079	$3,139	$3,374	$1,477
Cash flows from operating activities before securities trading	10,911	12,130	5,481	11,123
Net sales/(purchases) of trading securities	(4,698)	(53)	5,274	109

Net cash flows from operating activities	6,213	12,077	10,755	11,232
Cash flows from investing activities
Capital expenditures	(4,635)	(452)	(3,994)	(428)
Acquisitions of receivables and lease investments	—	(61,334)	—	(67,695)
Collections of receivables and lease investments	—	38,409	—	35,250
Net acquisitions of daily rental vehicles	—	(1,658)	—	(1,864)
Purchases of securities	(1,460)	(423)	(11,793)	(566)
Sales and maturities of securities	1,232	390	13,061	615
Proceeds from sales of receivables and lease investments	—	28,237	—	29,515
Net investing activity with Financial Services	409	—	116	—
Cash paid for acquisitions	(94)	—	(1,935)	(743)
Other	—	690	375	(111)

Net cash (used in)/provided by investing activities	(4,548)	3,859	(4,170)	(6,027)
Cash flows from financing activities
Cash dividends	(555)	—	(1,654)	—
Net sales/(purchases) of Common Stock	196	—	(1,347)	—
Proceeds from mandatorily redeemable convertible preferred securities (Note 7)	4,900	—	—	—
Changes in short-term debt	(123)	(13,346)	(2)	(12,506)
Proceeds from issuance of other debt	281	14,014	386	31,123
Principal payments on other debt	(761)	(13,190)	(1,066)	(20,675)
Net financing activity with Automotive	—	(409)	—	(116)
Other	(20)	74	174	(212)

Net cash (used in)/provided by financing activities	3,918	(12,857)	(3,509)	(2,386)
Effect of exchange rate changes on cash	(14)	207	(95)	(13)
Net transactions with Automotive/Financial Services	(966)	966	(228)	228

Net increase in cash and cash equivalents	4,603	4,252	2,753	3,034

Cash and cash equivalents at September 30	$8,682	$7,391	$6,127	$4,511

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

Ford Motor Company and Subsidiaries

NOTES TO FINANCIAL STATEMENTS
(unaudited)

1.	Financial Statements — The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in the registrant’s Annual Report on Form 10-K (the “10-K Report”) for the year ended December 31, 2001. For purposes of this report, “Ford”, the “Company”, “we”, “our”, “us” or similar references means Ford Motor Company and its majority-owned subsidiaries unless the context requires otherwise. Certain amounts for prior periods were reclassified to conform with current period presentation.

2.	Selected Automotive Costs and Expenses are summarized as follows (in millions):

	Third Quarter		Nine Months

	2002	2001	2002	2001

Depreciation	$646	$632	$1,869	$1,989
Amortization of special tools	580	482	1,803	1,832
Postretirement expense	501	358	1,561	1,086

3.	Derivative Instruments and Hedges — Ford adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 on January 1, 2001. For further discussion on SFAS No. 133, refer to Note 14 in the 10-K Report. Non-cash benefits/(charges) recorded in income and stockholders’ equity for the third quarter of 2002 and 2001 were (in millions):

	Third Quarter 2002			Third Quarter 2001

		Financial	Total		Financial	Total
	Automotive	Services	Company	Automotive	Services	Company

Income/(loss) before income taxes a/	$(67)	$(182)	$(249)	$33	$(20)	$13
Net income/(loss)	(44)	(114)	(158)	22	(13)	9
Stockholders’ equity b/			94			201

a/	Automotive recorded in cost of sales; Financial Services recorded in revenues.
b/	Recorded in accumulated other comprehensive income.

4.	Goodwill and Other Intangibles — Effective January 1, 2002, Ford adopted SFAS No. 142, which eliminates amortization of goodwill and certain other intangible assets, but requires annual testing for impairment (comparison of estimated fair value to carrying value). Fair value is estimated using the present value of expected future cash flows and other valuation measures. The Automotive sector completed the transitional impairment test in the first quarter of 2002 and the Financial Services sector completed the transitional impairment test in the second quarter of 2002. After-tax, non-cash transition charges of $708 million and $294 million were taken in the Automotive and Financial Services sectors, respectively.

If SFAS No. 142 had been in effect in 2001, Company earnings would have been improved because of reduced amortization, as described below:

	Third Quarter 2001			Nine Months 2001

	Net	Basic	Diluted	Net	Basic	Diluted
	Income/(loss)	Earnings	Earnings	Income/(loss)	Earnings	Earnings

	(millions)	Per Share	Per Share	(millions)	Per Share	Per Share

Reported net loss	$(692)	$(0.39)	$(0.39)	$(385)	$(0.22)	$(0.22)
Add: amortization	64 *	0.04	0.04	192 **	0.11	0.11

Adjusted net loss	$(628)	$(0.35)	$(0.35)	$(193)	$(0.11)	$(0.11)

*	$56 million Automotive and $8 million Financial Services
**	$168 million Automotive and $24 million Financial Services

Effective July 1, 2001, Ford adopted SFAS No. 141 which specifies the types of acquired intangible assets to be reported separately from goodwill and those to be included in goodwill. Certain Company intangible assets, primarily acquired distribution networks and technology, continue to be amortized over their useful lives, with no significant residual value.

Item 1. Financial Statements (Continued)

Ford Motor Company and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
(unaudited)

     Changes to Automotive sector goodwill and other intangible assets were as follows (in millions):

	Goodwill	Other Intangibles

		Amortizable		Non-amortizable

December 31, 2001 balance	$5,283	$1,194		$—
Transitional impairment (pre-tax)	(1,041)	—		—
Tradenames reclassification	—	(618)		618
Workforce reclassification	126	(126)		—
Currency translation	285	41		38
Amortization & other	(8)	(87)		(264)

September 30, 2002 balance	$4,645	$404	a/	$392

a/	Gross balance of $532 million, net of accumulated amortization and other adjustments of $128 million.

Changes to Financial Services sector goodwill and other intangible assets were as follows (in millions):

	Goodwill	Other Intangibles

		Amortizable		Non-amortizable

December 31, 2001 balance	$1,088	$265		$—
Transitional impairment (pre-tax)	(294)	—		—
Tradename reclassification	—	(189)		189
Currency translation	5	2		—
Amortization & other	(1)	(16)		—

September 30, 2002 balance	$798	$62	a/	$189

a/	Gross balance of $102 million, net of accumulated amortization of $40 million.

In addition, equity in net assets of affiliated companies included goodwill of $453 million and $465 million at September 30, 2002 and December 31, 2001, respectively. Company pre-tax amortization expense for other intangible assets, excluding goodwill, in the first nine months of 2002 and 2001 was $27 million and $64 million, respectively; and in the third quarter of 2002 and 2001 was $7 million and $25 million, respectively. Intangible asset amortization is forecasted to be about $15 million to $25 million per year for the next 5 years.

5.	Income Per Share of Common and Class B Stock — The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options and convertible securities, considered to be potentially dilutive. Basic and diluted income per share were calculated using the following (in millions):

	Third Quarter			Nine Months

	2002	2001		2002	2001

Diluted Income
Income/(loss) attributable to Common and Class B Stock after preferred stock dividends	$(330)	$(696)		$(861)	$(396)
Diluted Shares
Average shares outstanding	1,822	1,812		1,814	1,823
Issuable and uncommitted ESOP shares	(1)	(5)		(1)	(8)

Basic shares	1,821	1,807		1,813	1,815
Contingently issuable shares	(1)	(1)		—	(1)
Net dilutive effect of options	— *	—	*	13	—	*
Convertible preferred securities	— *	—	*	— *	—	*

Diluted shares	1,820	1,806	**	1,826	1,814	**

*	Not included in calculation of diluted earnings per share due to the antidilutive effect — 8 million potential shares related to options in third quarter 2002; 26 million in third Quarter 2001; 34 million in the first nine months of 2001; and 282 million shares related to convertible securities in third quarter 2002 and 2001 as well as nine months 2002 and 2001.

**	Diluted earnings per share has been corrected to exclude the antidilutive effect of stock options and contingently issuable shares.

6.	Inventories — Automotive inventories are summarized as follows (in millions):

	September 30,	December 31,
	2002	2001

Raw materials, work in process and supplies	$3,158	$2,436
Finished products	5,313	4,660

Total inventories at FIFO	8,471	7,096
Less LIFO adjustment	(967)	(905)

Total inventories	$7,504	$6,191

Item 1. Financial Statements (Continued)

Ford Motor Company and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
(unaudited)

7.	Company-Obligated Mandatorily Redeemable Preferred and Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Trusts — The sole assets of Ford Motor Company Capital Trust I (“Trust I”), which is the obligor on the preferred securities of Trust I issued in 1995, are $632 million principal amount of 9% Junior Subordinated Debentures due 2025 of Ford Motor Company.

In January 2002, Ford Motor Company Capital Trust II, a subsidiary trust of the Company (“Trust II”), issued 100 million shares of 6.5% Cumulative Convertible Trust Preferred Securities, each with a liquidation preference of $50 per share. At the option of the holder, each preferred security is convertible at any time on or before January 15, 2032 into shares of Ford Common Stock at a rate of 2.8249 shares for each preferred security. The sole assets of Trust II are $5,155 million principal amount of 6.5% Junior Subordinated Debentures due 2032 of Ford Motor Company.

8.	Comprehensive Income — Other comprehensive income primarily reflects foreign currency translation adjustments and adjustments related to SFAS No. 133 (See Note 3). Total comprehensive income is summarized as follows (in millions):

	Third Quarter		Nine Months

	2002	2001	2002	2001

Net income/(loss)	$(326)	$(692)	$(850)	$(385)
Other comprehensive income/(loss)	408	775	3,389	(2,143)

Total comprehensive income/(loss)	$82	$83	$2,539	$(2,528)

9.	Automotive Sector Acquisitions, Dispositions, Restructurings and Other Actions — In August 2002, we signed an agreement with CVC Capital Partners to sell Ford’s 100% interest in Kwik-Fit Holdings Ltd., our European all-makes vehicle repair business, to an acquisition company formed by CVC. The purchase price of £330 million (equivalent to about $500 million) will consist of a combination of about $300 million in cash and a note with face value of about $200 million. In addition, Ford will acquire a 19 percent equity stake in the acquisition company. This transaction is expected to be completed in the fourth quarter of 2002. In addition to the sale of Kwik-Fit, Ford is currently in negotiations to dispose of several other non-core businesses. These transactions are expected to be finalized in the fourth quarter of 2002. We recorded a pre-tax loss of $570 million in cost of sales, which reflects the difference between the selling price of these assets, less costs to sell them, and their book value. This amount is included in the financial results for the quarter ended September 30, 2002. For the nine months ended September 30, 2002, these entities had combined revenues of $890 million, with pre-tax income of $11 million. These operating results exclude the cumulative effect of adoption of SFAS No. 142 in the first quarter of 2002 and the effect of impairing the assets of the disposal group under SFAS No. 144. Total assets of these entities, which are all included in the Automotive segment, approximate $1 billion as of September 30, 2002.

Item 1. Financial Statements (Continued)

Ford Motor Company and Subsidiaries
NOTES TO FINANCIAL STATEMENTS
(unaudited)

10.	Segment Information — Ford’s business is divided into two business sectors — Automotive and Financial Services (including Ford Credit and Hertz); detail is summarized as follows (in millions):

		Financial Services Sector

	Auto	Ford		Other	Elims/
Third Quarter	Sector	Credit	Hertz	Fin Svcs	Other	Total

2002
Revenues
External customer	$32,445	$5,716	$1,413	$6	$—	$39,580
Intersegment	904	96	7	15	(1,022)	—

Total Revenues	$33,349	$5,812	$1,420	$21	$(1,022)	$39,580
Net income/(loss) before cumulative effect of change in accounting principle	$(675)	$294	$106	$(51)	$—	$(326)
2001
Revenues
External customer	$28,451	$6,335	$1,364	$174	$—	$36,324
Intersegment	388	93	7	25	(513)	—

Total Revenues	$28,839	$6,428	$1,371	$199	$(513)	$36,324

Net income/(loss)	$(1,054)	$376	$26	$(40)	$—	$(692)

		Financial Services Sector

	Auto	Ford		Other	Elims/
Nine Months	Sector	Credit	Hertz	Fin Svcs	Other	Total

2002
Revenues
External customer	$99,971	$17,543	$3,754	$468	$—	$121,736
Intersegment	3,490	271	21	52	(3,834)	—

Total Revenues	$103,461	$17,814	$3,775	$520	$(3,834)	$121,736
Net income/(loss) before cumulative effect of change in accounting principle	$(805)	$880	$111	$(34)	$—	$152
Total assets at September 30	$100,112	$169,387	$11,597	$4,600	$—	$285,696
2001
Revenues
External customer	$97,377	$18,939	$3,821	$493	$—	$120,630
Intersegment	2,932	333	21	83	(3,369)	—

Total Revenues	$100,309	$19,272	$3,842	$576	$(3,369)	$120,630

Net income/(loss)	$(1,559)	$1,136	$81	$(43)	$—	$(385)
Total assets at September 30	$87,630	$174,318	$11,811	$3,768	$—	$277,527

“Other Financial Services” data is an aggregation of miscellaneous smaller Financial Services sector business components.

“Elims/Other” data includes intersegment eliminations.

Report of Independent Accountants

To the Board of Directors and Stockholders
Ford Motor Company

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of September 30, 2002, and the related consolidated statement of income for each of the three-month and nine-month periods ended September 30, 2002 and 2001 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated February 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
October 15, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIRD QUARTER RESULTS OF OPERATIONS

     Our worldwide net loss was $326 million in the third quarter of 2002, or $0.18 per diluted share of Common and Class B Stock. In the third quarter of 2001, losses were $692 million, or $0.39 per share. Worldwide sales and revenues were $39.6 billion in the third quarter of 2002, as compared to $36.3 billion a year ago. Unit sales of cars and trucks were 1,657,000, up 135,000 units.

     Results by business sector for the third quarter of 2002 and 2001 are shown below (in millions):

	Third Quarter Net Income/(Loss)

			2002
			Over/(Under)
	2002	2001	2001

Automotive sector	$(675)	$(1,054)	$379
Financial Services sector	349	362	(13)

Total Company net income/(loss)	$(326)	$(692)	$366

     The following unusual items were included in our third quarter results (in millions):

	Third Quarter Benefit/(Charge)

	2002	2001

Interest income on U.S. federal tax refund	$142	$—
Loss on sale of Kwik-Fit and other businesses	(525)	—
SFAS No. 133 non-cash benefit/(charge)	(158)	9
Non-cash accrual for European end-of-life vehicles directive	(5)	—
Write down of E-commerce and automotive- related ventures	—	(199)

Total unusual items	$(546)	$(190)

Memo:
Automotive sector	$(432)	$(177)
Financial Services sector	(114)	(13)

Automotive Sector

     Worldwide losses for our Automotive sector were $675 million in the third quarter of 2002, on sales of $32.4 billion. Losses in the third quarter of 2001 were $1,054 million, on sales of $28.5 billion.

     Details of third quarter Automotive sector results are shown below (in millions):

	Third Quarter
	Net Income/(Loss)

			2002
			Over/(Under)
	2002	2001	2001

North American Automotive	$33	$(1,026)	$1,059
Automotive outside North America
- Europe	(636)	(24)	(612)
- South America	(138)	(56)	(82)
- Rest of World	66	52	14

Total Automotive outside North America	(708)	(28)	(680)

Total Automotive Sector	$(675)	$(1,054)	$379

     Automotive sector earnings in North America were $33 million in the third quarter of 2002, on sales of $22.8 billion. In the third quarter of 2001, losses were $1,026 million, on sales of $19.8 billion. The improvement reflected primarily higher unit volume, favorable net pricing, and favorable cost performance. In addition, the improvement reflects a benefit related to interest income earned on a U.S. federal tax refund in 2002 and the non-recurrence of charges in 2001 for the write-down of investments in e-commerce and automotive-related ventures.

     In the third quarter of 2002, 4.5 million new cars and trucks were sold in the United States, up 364,000 units from a year ago. Our share of those unit sales was 21.3% in the third quarter of 2002, down 0.8 percentage points from a year ago, primarily reflecting lower share of Ford brand products, partially offset by improved share of Jaguar and Land Rover products.

     Our Automotive sector losses in Europe were $636 million in the third quarter of 2002, compared with losses of $24 million a year ago. Excluding the European portion of the charge related to the sale of Kwik-Fit (our European

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

all-makes vehicle repair business) and other investments (i.e., $510 million) and the accrual related to the passage in Belgium, Austria, and Norway of the European Union directive for end-of-life vehicle recycling, results were $97 million worse than a year ago. The deterioration is more than accounted for by higher marketing costs for our Jaguar and Volvo brand vehicles and increased costs at Jaguar related to the launch of the new XJ Sedan.

     In the third quarter of 2002, 4.0 million new cars and trucks were sold in our nineteen primary European markets, down 122,000 units from a year ago. Our share of those unit sales was 11.0%, up 0.1 percentage points, primarily reflecting improved share for Volvo and Land Rover brand products, partially offset by lower share of Ford brand products.

     Our Automotive sector in South America had losses of $138 million in the third quarter of 2002, compared with losses of $56 million a year ago. The deterioration was primarily due to unfavorable exchange rates, partially offset by favorable cost performance. In Brazil, 395,000 new cars and trucks were sold in the third quarter of 2002, compared with 380,000 a year ago. Our share of those unit sales was 11.3%, up 3.6 percentage points from a year ago, reflecting primarily higher sales of the new Ford Fiesta. Profits related to higher market share in Brazil were more than offset by lower market share and lower industry sales in the rest of the region.

     Automotive sector earnings outside North America, Europe, and South America (“Rest of World”) were $66 million in the third quarter of 2002, compared with $52 million in the third quarter of 2001. The improvement is more than explained by Ford’s share of improved operating performance at Mazda Motor Corporation.

Financial Services Sector

     Our Financial Services sector consists primarily of two segments, Ford Credit and Hertz. Worldwide earnings of the Financial Services sector were $349 million in the third quarter of 2002, on sales of $7.1 billion.

     Details of third quarter Financial Services sector results are shown below (in millions):

	Third Quarter
	Net Income/(Loss)

			2002
			Over/(Under)
	2002	2001	2001

Ford Credit	$294	$376	$(82)
Hertz	106	26	80
Minority interests and other	(51)	(40)	(11)

Total Financial Services sector	$349	$362	$(13)

     Ford Credit’s earnings for the third quarter of 2002 were $294 million, down $82 million from the third quarter of 2001. Excluding adjustments related to Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, Ford Credit’s net income in the third quarter of 2002 would have been $408 million, up $19 million or 5% on a comparable basis from the same period a year earlier, primarily reflecting a lower provision for credit losses, offset partially by lower net financing margins. Allowances for credit losses at September 30, 2002 totaled $3.2 billion (2.29% of net receivables), up from $2 billion (1.33% of net receivables) at September 30, 2001 and $2.8 billion (1.86% of net receivables) at December 31, 2001. In the third quarter of 2002, the loss-to-receivables ratio (that is, actual net credit losses during a period as a percentage of average outstanding net receivables for that period) for Ford Credit’s owned portfolio was 1.68% compared with 1.38% a year ago. This higher ratio primarily reflects increased credit losses due to higher levels of unemployment and bankruptcies in the United States.

     Ford Credit regularly uses securitization to finance its operations. Ford Credit securitizes primarily retail installment sales contracts. Ford Credit also securitizes receivables from Ford-franchised dealers and non-Ford dealers representing loans used to finance their new car and truck inventories, generally referred to as wholesale receivables or floorplan receivables. Ford Credit occasionally engages in securitization of operating leases. In a typical securitization, Ford Credit sells a pool of finance receivables to a wholly-owned, bankruptcy-remote special purpose subsidiary that establishes a separate special purpose trust (“SPE”) and transfers the receivables to the trust in exchange for the proceeds from the securities issued by the trust. Following the transfer of the sold receivables to the SPE, the receivables are no longer assets of Ford Credit and the sold receivables no longer appear on our balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Since the second half of 2001, increased securitizations have resulted in lower owned receivables and related revenue, offset partially by higher income from assets retained in securitizations, which includes primarily excess spread and interest income related to retained securities, and servicing fees. The following table summarizes investment and other income related to securitizations for Ford Credit in the periods indicated (in millions on a pre-tax basis):

	Third Quarter

	2002	2001

Gains on sales of receivables	$160	$169
SFAS No. 133 fair value basis adjustment	(103)	(113)

Net gain	57	56
Servicing fees earned	176	122
Interest income from retained securities	149	148
Excess spread and other	213	31

Total investment and other income related to securitizations	$595	$357

Memo:
Total investment and other income related to securitizations (excluding SFAS No. 133)	$698	$470

     The following table shows the estimated after-tax impact of securitizations for the periods indicated, net of the effect of reduced financing margins resulting from the foregone earnings of sold receivables (in millions):

	Third Quarter

	2002	2001

Total investment and other income related to securitizations (excluding SFAS No. 133)	$698	$470
Impact of sales of receivables during the relevant period on financing margin	(82)	(122)
Impact of sales of receivables prior to the relevant period on financing margin	(637)	(346)

Pre-tax impact of securitizations	(21)	2
Taxes	8	(1)

After-tax impact of securitizations	$(13)	$1

     Earnings at Hertz were $106 million in the third quarter of 2002, up from last year’s $26 million profit in the third quarter. These results include amortization of intangibles at Ford FSG, Inc., Hertz’ parent company, which is not reflected in Hertz’ financial statements. The third quarter typically is Hertz’ most profitable quarter because of the relatively high concentration of leisure travel during that period. The increase was primarily due to an improved competitive pricing environment, the continued recovery from the adverse impact the terrorist attacks of September 11, 2001 had on business travel during the third quarter of 2001, and lower costs.

     Included in the $51 million loss for “minority interests and other” within the Financial Services sector for the third quarter 2002 is an after-tax charge related to our equity interest in a partnership that holds diversified financing assets. This partnership owns leased assets, primarily in leveraged lease transactions involving aircraft, power generation, rail, shipping, and telecommunications. These are assets that we retained in connection with our sale of the assets of USL Capital Corporation in 1996.

     The charge, totaling $55 million after tax, reflects the recent declines in credit quality in the airline and telecommunications industries and is specifically related to aircraft leases to US Airways (five aircraft) and telecommunications equipment leases to a WorldCom subsidiary. In addition to US Airways, there are credit worthiness concerns related to United Airlines to which the partnership has leased 12 aircraft; those leases were current at September 30, 2002. Our total after-tax exposure to United Airlines is in the range of $40 million to $45 million. In all, the partnership has leased 69 aircraft to 11 lessees, primarily to U.S.-based airlines; our share of the partnership’s investment in aircraft leases is about $450 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FIRST NINE MONTHS RESULTS OF OPERATIONS

     Results by major business sector for the first nine months of 2002 and 2001 are shown below (in millions):

	First Nine Months
	Net Income/(Loss)

			2002
			O/(U)
	2002	2001	2001

Automotive sector	$(805)	$(1,559)	$754
Financial Services sector	957	1,174	(217)

Income/(loss) before cumulative effect of change in accounting principle	$152	$(385)	$537
Cumulative effect of change in accounting principle	(1,002)	—	(1,002)

Total Company net income/(loss)	$(850)	$(385)	$(465)

     The following unusual items were included in our nine months results (in millions):

	First Nine Months Benefit/(Charge)

	2002	2001

Interest income on U.S. federal tax refund	$142	$—
Loss on sale of Kwik-Fit and other businesses	(525)	—
SFAS No. 133 non-cash charge	(141)	(150)
Non-cash accrual for European end-of-life vehicles directive	(46)	—
Write down of E-commerce and automotive- related ventures	—	(199)
Mazda restructuring actions	—	(114)

Total unusual items	$(570)	$(463)

Memo:
Automotive sector	$(457)	$(405)
Financial Services sector	(113)	(58)

     Net losses in the first nine months of 2002 were $850 million, compared with losses of $385 million in the first nine months of 2001. Results in the first nine months of 2002 included an after-tax, non-cash charge of $708 million to the Automotive sector, primarily relating to the impairment of goodwill in Kwik-Fit and $294 million to the Financial Services sector, related to the impairment of goodwill in Hertz’ industrial and construction equipment rental business, each in accordance with SFAS No. 142. For further discussions regarding SFAS No. 142, see Note 4 of the Notes to our Financial Statements.

     Sales and revenues in the first nine months of 2002 were $121.7 billion, up $1.1 billion from a year ago. Vehicle unit sales were about 5.2 million, up 8,000 units from a year ago.

Automotive Sector

     Worldwide losses for our Automotive sector were $1,513 million in the first nine months of 2002. Excluding the cumulative effect of the change in accounting principle relating to the impairment of assets in accordance with SFAS No. 142 of $708 million, Automotive sector losses would have been $805 million, on sales of $100 billion. Losses in the first nine months of 2001 were $1,559 million, on sales of $97.4 billion.

     Automotive sector results in the first nine months before the cumulative effect of the change in accounting principle relating to SFAS No. 142 are shown below (in millions):

	First Nine Months
	Net Income/(Loss)

			2002
			O/(U)
	2002	2001	2001

North American Automotive	$(336)	$(1,529)	$1,193
Automotive outside North America
- Europe	(405)	205	(610)
- South America	(285)	(179)	(106)
- Rest of World	221	(56)	277

Total Automotive outside North America	(469)	(30)	(439)

Total Automotive sector	$(805)	$(1,559)	$754

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     In North America, losses were $336 million in the first nine months of 2002, compared with losses of $1,529 million a year ago. The improvement reflected primarily the non-recurrence of costs associated with the Firestone tire replacement action (about $2 billion), favorable pricing and higher unit sales volumes, partially offset by higher product and marketing costs. Included in earnings for the first nine months of 2002, were gains of $132 million from the sale of shares of Anthem, Inc. we received as a policyholder in a demutualization transaction.

     In the first nine months of 2002, 13.1 million new cars and trucks were sold in the United States, up from 13.0 million units a year ago. Our share of those unit sales was 21.1%, down 1.6 percentage points, reflecting primarily lower market shares for Ford brand products.

     In Europe, losses in the first nine months were $405 million, compared with earnings of $205 million in the first nine months of 2001. Excluding the European portion of the charge related to the sale of Kwik-Fit and other investments and the accrual related to the passage in several markets of the European Union directive for end-of-life vehicle recycling (i.e., $46 million), results were $54 million worse than a year ago. The deterioration reflected primarily lower units sales for the region and higher marketing and product costs for Jaguar and Volvo brand vehicles, partially offset by favorable pricing and cost performance associated with Ford brand products. In the first nine months of 2002, 13.2 million new cars and trucks were sold in our 19 primary European markets, down 615,000 units from a year ago. Our share of those unit sales was 11.0%, up 0.2 percentage points, reflecting primarily increases in Jaguar and Volvo brand market share.

     In South America, losses were $285 million in the first nine months of 2002, compared with losses of $179 million a year ago. The deterioration was primarily due to unfavorable exchange rates, higher interest expense, and unfavorable pricing and mix, partially offset by favorable cost performance. In Brazil, 1,120,000 new cars and trucks were sold, compared with 1,220,000 a year ago. Our share of those unit sales was 9.9%, up 1.6 percentage points from a year ago, reflecting primarily higher sales of the new Ford Fiesta.

     In Rest of World, earnings were $221 million in the first nine months of 2002, compared with a loss of $56 million in the first nine months of 2001. Excluding a charge of $114 million in 2001 for our share of Mazda restructuring costs, earnings would have been $163 million better than a year ago. The improvement primarily reflected Ford’s share of improved operating performance at Mazda, as well as favorable pricing, and higher units sales.

Financial Services Sector

     In the first nine months of 2002, earnings for our Financial Services sector declined $511 million from last year. Results in the first nine months for Hertz included a $294 million after-tax, non-cash charge related to the impairment of goodwill in Hertz’ industrial and construction equipment rental business in accordance with SFAS No. 142. Details of Financial Services sector earnings in the first nine months of 2002 and 2001 are shown below (in millions):

	First Nine Months
	Net Income/(Loss)

			2002
			O/(U)
	2002	2001	2001

Ford Credit	$880	$1,136	$(256)
Hertz	111	81	30
Minority interests and other	(34)	(43)	9

Income/(loss) before cumulative effect of change in accounting principle	957	1,174	(217)
Cumulative effect of change in accounting principle	(294)	—	(294)

Total Financial Services sector	$663	$1,174	$(511)

     Ford Credit earnings were $880 million in the first nine months of 2002, down $256 million compared with a year ago. Excluding adjustments related to SFAS No. 133, Ford Credit’s net operating income in the first nine months of 2002 would have been $993 million, down $201 million or 17% on a comparable basis from a year ago. Compared with the first nine months of 2001, lower earnings reflected the unfavorable impact of securitizations and higher actual credit losses, offset partially by a higher amount of managed receivables. Over the past 12 months, increased securitizations have resulted in lower owned receivables and related revenue, offset partially by higher income from assets retained in securitizations, which includes primarily excess spread and interest income related to

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

retained securities, and servicing fees. Higher actual credit losses reflected higher levels of unemployment and bankruptcies in the United States.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

     For the Automotive sector, liquidity and capital resources include cash generated from operations, gross cash balances, our ability to raise funds in capital markets and committed credit lines.

     At September 30, 2002, the Automotive sector had $7.8 billion of contractually committed credit agreements with various banks; 88.2% are available through June 30, 2007. Ford also has the ability to transfer, on a non-guaranteed basis, $7.2 billion of these credit lines to Ford Credit or FCE Bank plc. All of our global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers that would limit our ability to borrow).

     Automotive gross cash includes cash, marketable securities and assets contained in a Voluntary Employee Beneficiary Association (“VEBA”) trust, which are available to fund the business and pay near-term obligations, as summarized below (in billions):

	2002	2001	2001	2000

	September 30	December 31	September 30	December 31

Cash and cash equivalents	$8.7	$4.1	$6.1	$3.4
Marketable securities	16.1	10.9	6.9	13.1
VEBA	0.9	2.7	2.2	3.7

Gross cash	$25.7	$17.7	$15.2	$20.2

     In managing our business, we classify changes in gross cash in three categories: operating related (including capital expenditures and capital transactions with the Financial Services sector), acquisitions and divestitures, and financing related. Changes in Automotive gross cash for the third quarter and first nine months of 2002 and 2001 are summarized below (in billions):

	Third Quarter		First Nine Months

	2002	2001	2002	2001

Gross cash at end of period	$25.7	$15.2	$25.7	$15.2
Gross cash at beginning of period	24.9	18.9	17.7	20.2

Total change in gross cash	$0.8	$(3.7)	$8.0	$(5.0)

Operating related cash flows
Automotive net income/(loss)	$(0.7)	$(1.1)	$(0.8)	$(1.6)
Non-cash, one-time charges	0.6	0.2	0.6	0.4
Depreciation and special tools amortization	1.2	1.1	3.7	3.8
Changes in receivables, inventory and trade payables	(0.6)	0.4	(0.4)	2.5
Other — primarily expense and payment timing differences	(0.1)	(2.2)	2.4	(1.1)
Capital transactions with Financial Services sector a/	0.4	(0.1)	(0.3)	0.3
Capital expenditures	(1.7)	(1.4)	(4.6)	(4.0)

Total operating related cash flows before tax refunds	(0.9)	(3.1)	0.6	0.3
Tax refunds	1.8	—	2.6	—

Total operating related cash flows	$0.9	$(3.1)	$3.2	$0.3
Divestitures and asset sales	0.1	—	0.5	0.4
Acquisitions and capital contributions	—	(0.1)	(0.1)	(2.7)
Financing related cash flows
Convertible trust preferred securities	$—	$—	$4.9	$—
Dividends to shareholders	(0.2)	(0.5)	(0.6)	(1.7)
Net issuance/(purchase) of common stock	0.1	—	0.2	(1.3)
Changes in total Automotive sector debt	(0.1)	—	(0.1)	—

Total financing related	$(0.2)	$(0.5)	$4.4	$(3.0)
Total change in gross cash	$0.8	$(3.7)	$8.0	$(5.0)

a/	Includes capital contributions, dividends, loans and loan repayments.

     In the first nine months of 2002 we received tax refunds of $2.6 billion, on which $142 million in interest was earned and reflected in net income. Other operating changes, primarily related to expense and payment timing differences, improved cash by $2.4 billion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The net issuance of common stock for the first nine months of 2002 reflected about $300 million of issuances related to employee savings plans and employee stock option exercises and about $100 million of purchases from employee savings plans.

     Shown in the table below is a reconciliation between operating cash flow above and financial statement cash flows from operating activities before securities trading (in billions):

	First Nine Months

	2002	2001

Operating related cash flows	$3.2	$0.3
Items Ford includes in operating related cash flow
Capital transactions with Financial Services sector	$0.3	$(0.3)
Capital expenditures	4.6	4.0
Net transactions between Automotive and Financial Services sectors a/	1.0	0.2
Other, primarily exclusion of cash in-flows from VEBA draw-down	1.8	1.3

Total reconciling items	$7.7	$5.2

Cash flows from operating activities before securities trading	$10.9	$5.5

a/	Primarily payables and receivables between the sectors in the normal course of business, as shown in consolidated statement of cash flows.

     Debt and Net Cash — At September 30, 2002, our Automotive sector had total debt of $13.8 billion, unchanged from December 31, 2001. At September 30, 2002, our Automotive sector had net cash (defined as gross cash less total debt) of $11.9 billion, compared with $3.9 billion at December 31, 2001. The increase reflects primarily convertible preferred proceeds of $4.9 billion and tax refunds of $2.6 billion. At December 31, 2001, the weighted-average maturity of our Automotive debt was approximately 28 years, with $900 million maturing by December 31, 2006, excluding 1 million euros to be paid to BMW Group in 2005 for our 2000 acquisition of the Land Rover sport utility vehicle business.

     Other Securities — We have outstanding 7.1 million depository shares, each representing 1/2000 of a share of our 8.25% Series B Cumulative Preferred Stock, with an aggregate liquidation value of about $177 million. We have announced our intention to redeem these securities on December 1, 2002. In addition, Ford Motor Company Capital Trust I and Ford Motor Company Capital Trust II together have outstanding an aggregate $5.7 billion of trust preferred securities as described in Note 7 of the Notes to the Financial Statements. None of these securities are included in the total debt amounts discussed above.

Financial Services Sector

Ford Credit

     Debt and Cash — At September 30, 2002, Ford Credit’s total debt was $140.8 billion compared with $146.3 billion at December 31, 2001. Debt plus securitized funding totaled $196.9 billion at September 30, 2002, up $4.4 billion from December 31, 2001. Ford Credit’s commercial paper balance at September 30, 2002 was $8.1 billion, with an average remaining maturity of 35 days, compared with $15.7 billion at December 31, 2001.

     At September 30, 2002, Ford Credit had cash and cash equivalents of $7.1 billion. In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs. We refer to this excess funding as “overborrowings”. Of the $7.1 billion of cash and cash equivalents, $5.6 billion represented these overborrowings. Ford Credit’s commercial paper balance net of these overborrowings was $2.5 billion at September 30, 2002. Ford Credit’s goal is to maintain its commercial paper balance within a range of $5 billion to $7 billion, net of overborrowings.

     At September 30, 2002, various subsidiaries of the Financial Services sector, including Hertz, had $15.0 billion of contractually committed support facilities; 56.3% of which are available through June 30, 2007. At September 30, 2002, $1.2 billion of these facilities were in use. In addition, banks provide $13.0 billion and $1.1 billion of facilities to support the asset-backed commercial paper programs of Ford Credit and Hertz, respectively. All of Ford Credit’s global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers that would limit its ability to borrow).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Ford Credit also has entered into agreements with several bank-sponsored commercial paper issuers under which such issuers are contractually committed to purchase from Ford Credit, at Ford Credit’s option, up to an aggregate of $12.7 billion of receivables. These agreements have varying maturity dates between March 31, 2003 and October 31, 2003. As of September 30, 2002, approximately $5.3 billion of these commitments were utilized.

     Funding — Beginning in 2000, Ford Credit modified its funding strategy to reduce its reliance on short-term funding. Ford Credit increased its use of selling finance receivables in securitization transactions because of its lower relative cost and issued a larger amount of unsecured long-term debt to improve its liquidity. Ford Credit will continue to use securitization as long as it provides added funding and remains cost efficient. Ford Credit has developed additional funding sources and capacity to maintain a diversified funding portfolio, such as wholesale receivables securitization and asset-backed commercial paper programs in the United States and expanded asset backed securities capability in markets outside the United States.

     During the third quarter of 2002, Ford Credit’s long-term debt proceeds totaled $1.4 billion, and total securitization funding proceeds were $8.8 billion.

     Special Purpose Entities — At September 30, 2002, the total outstanding principal amount of receivables sold by Ford Credit that was held by securitization trusts was $65.8 billion, up $7.1 billion from December 31, 2001. Ford Credit’s retained interests in such sold receivables at September 30, 2002 were $9.7 billion, down from $12.5 billion at December 31, 2001. This decline in retained interests reflected primarily the sale by Ford Credit of its undivided interest in wholesale receivables during the first quarter to support the issuance of additional securities by a Ford Credit sponsored securitization special purpose entity.

     Leverage — At September 30, 2002, Ford Credit’s debt-to-equity ratio was 13.0 to 1, calculated on a basis that treats proceeds from securitizations as debt. This is down from 13.8 to 1 at September 30, 2001 and 14.8 to 1 at December 31, 2001.

Hertz

     Debt and Cash — Hertz’ total debt was $7.1 billion at September 30, 2002, up $769 million from December 31, 2001. Outstanding commercial paper at September 30, 2002 totaled $1.3 billion at Hertz, with an average remaining maturity of 31 days, compared with $1 billion at December 31, 2001. At September 30, 2002, Hertz had cash and cash equivalents of $203 million, up from $120 million at December 31, 2001.

Total Company

     Stockholders’ Equity — Our stockholders’ equity was $10.0 billion at September 30, 2002, up $2.2 billion compared with December 31, 2001. The increase was more than explained by favorable non-cash equity effects of the weaker dollar, reflecting balance-sheet foreign currency translation adjustments and the effects of SFAS No. 133, offset partially by net losses of $850 million and dividend payments of $555 million.

     Debt Ratings — On October 25, 2002, Standard & Poor’s Rating Services (“S&P”) lowered its long-term debt ratings on us and Ford Credit to ‘BBB’ from ‘BBB+’. It affirmed the short-term debt ratings of Ford Credit at A2. S&P stated that its rating outlook on us was negative and that it was concerned that the benefits of our Revitalization Plan could eventually be offset by decreasing industry demand in North America, industry wide price competition and Ford’s market share weakness. S&P also indicated that its ratings on Ford could be lowered further if it comes to doubt Ford’s ability to sustain earnings improvement, including the achievement of at least breakeven pre-tax earnings in our Automotive operations in 2003.

     On October 31, 2002, Fitch, Inc. affirmed its long- and short-term debt ratings on us, Ford Credit and Hertz at ‘BBB+’ and ‘F2’, respectively, with a negative outlook.

     On November 13, 2002, Moody’s Investors Service confirmed its long-term debt ratings on us of ‘Baa1’ and its long- and short-term debt ratings on Ford Credit of ‘A3’ and ‘Prime-2’, respectively. Moody’s stated that the outlook for the long-term ratings remains negative.

OUTLOOK

     Full-Year 2002. For 2002, we expect to earn a profit of about 40 cents per share, excluding unusual items. This implies a smaller profit for the fourth quarter of 2002 than our third quarter 2002 earnings of 12 cents per share, in each case excluding unusual items, even though our North American vehicle production is expected to be higher in

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

the fourth quarter than it was in third quarter by about 14,000 units. The reasons for this are: (i) we expect a seasonal slowing in Hertz’ business and a seasonal increase in credit losses at Ford Credit in the fourth quarter; (ii) there will be higher costs in the fourth quarter, compared with the third quarter of 2002, related to the development, tooling and launch of new products, such as the 2004 model-year Ford F-150 pick-up truck, the 2005 model-year Ford 500 sedan and Freestyle crossover vehicle, the 2003 model-year Ford Focus C-Max and the 2004 model-year Jaguar XJ sedan; and (iii) lower production volume and a less rich mix of Jaguar vehicles in the fourth quarter as compared with the third quarter of 2002, reflecting lower Jaguar XJ production as a result of the deferral of commencement of wholesale sales of the new XJ sedan from the fourth quarter 2002 to the first quarter of 2003 and reflecting lower Jaguar dealer stock requirements.

     Except for improving the results of our European and South American automotive operations, we expect to meet all of the milestones we set in January 2002; however, as to the realization of $1 billion of cash from the disposition of non-core businesses and assets, about $300 million of the $1 billion of cash is not expected to be received until 2003 when the related transactions are anticipated to close and we expect to receive payment on a note from the purchaser of Kwik-Fit.

     Revitalization Plan Progress. We believe we are on track to meet our Revitalization Plan goal of achieving $7 billion of annual pre-tax operating earnings by mid-decade. For a detailed review of our Revitalization Plan progress, see the investor presentation made during the weeks of October 21 and October 28, 2002 by William Clay Ford, Jr., our Chairman and Chief Executive Officer, Allan D. Gilmour, our Vice Chairman and Chief Financial Officer, and Malcolm S. Macdonald, our Vice President-Finance and Treasurer, which presentation is filed as Exhibit 99.1 to this Report.

     Given the uncertain economic environment in the U.S. and Europe, we are in the process of implementing $1 billion in incremental cost reductions for 2003 relating to general overhead and other non-production expenses. This action will support our Revitalization Plan goal of $7 billion in annual pre-tax operating earnings by mid-decade, in light of uncertainties related to external factors such as economic growth, automotive industry volume, the competitive environment, and rising pension and health care costs.

     Pension Obligations. Filed as Exhibit 99.2 to this Report is an investor presentation we plan to make on November 14, 2002 regarding our pension obligations.

     Ford Credit. In the fourth quarter of 2002, we expect Ford Credit will improve its year-over-year operating results, reflecting a lower provision for credit losses compared with last year. For full-year 2002, we expect a modest improvement in Ford Credit’s operating results compared with 2001.

     Hertz. We believe that vehicle and equipment rentals will remain at diminished levels, reflecting reduced corporate spending in the United States throughout 2002. Excluding the effects of the SFAS No. 142 goodwill impairment charge of $294 million relating to Hertz’ industrial and construction equipment rental business taken earlier this year, full year 2002 earnings for Hertz are expected to exceed 2001 earnings. However, 2002 earnings will be substantially below the levels of earnings Hertz achieved in the late 1990s and in 2000.

Risk Factors

     Statements included or incorporated by reference herein may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	greater price competition in the U.S. and Europe resulting from currency fluctuations, industry overcapacity or other factors;

•	a significant decline in industry sales, particularly in the U.S. or Europe, resulting from slowing economic growth or other factors;

•	lower-than-anticipated market acceptance of new or existing products;

•	work stoppages at key Ford or supplier facilities or other interruptions of supplies;

•	the discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;

•	increased safety, emissions, fuel economy or other regulation resulting in higher costs and/or sales restrictions;

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;

•	worse-than-assumed economic and demographic experience for our post-retirement benefit plans (e.g., investment returns, interest rates, health care cost trends, benefit improvements);

•	currency or commodity price fluctuations;

•	a market shift from truck sales in the U.S.;

•	economic difficulties in South America or Asia;

•	reduced availability of or higher prices for fuel;

•	labor or other constraints on our ability to restructure our business;

•	a change in our requirements under long-term supply arrangements under which we are obligated to purchase minimum quantities or pay minimum amounts;

•	a further credit rating downgrade;

•	inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts;

•	higher-than-expected credit losses;

•	lower-than-anticipated residual values for leased vehicles;

•	increased price competition in the rental car industry and/or a general decline in business or leisure travel due to terrorist attacks, act of war or measures taken by governments in response thereto that negatively affect the travel industry; and

•	our inability to implement the Revitalization Plan.

NEW ACCOUNTING STANDARDS

     In May 2002, the Financial Accounting Standards Board (“FASB”) issued a proposed Interpretation, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including the Indirect Guarantees of Indebtedness of Others. This Interpretation clarifies the recognition requirements when issuing certain guarantees after December 31, 2002. In addition, increased disclosure requirements for all guarantees are expected to be effective for our full-year 2002 financial statements. We are presently evaluating the effect of this proposed interpretation.

     In June 2002, FASB issued a proposed interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements that addresses issues related to identifying and accounting for special purpose entities (SPEs). We are continuing to assess the impact the proposed interpretation may have on our accounting for SPEs.

     In October, under this interpretation, FASB issued an Exposure Draft, Accounting for Stock-Based Compensation — Transition and Disclosure, that would amend FASB Statement No. 123, Accounting for Stock-Based Compensation. This amendment would allow companies that choose to adopt the fair value method to report the full effect of employee stock options in their financial statements immediately upon adoption. Ford has elected to adopt the fair value method and will begin expensing the fair-market value of options granted to employees in its financial statements for periods beginning on or after January 1, 2003. The company is currently reviewing various transitional methods.

OTHER FINANCIAL INFORMATION

     The interim financial information included in this 10-Q Report has not been audited by PricewaterhouseCoopers LLP (“PwC”). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute “reports” or “parts” of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

There is no material change in the information reported under Item 7A of the 10-K Report.

Item 4. Controls and Procedures.

     Evaluation of disclosure controls and procedures. William Clay Ford, Jr., our Chief Executive Officer, and Allan D. Gilmour, our Chief Financial Officer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the date of this report and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and regulations.

     Changes in internal controls. No significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, were made as a result of the evaluation.

Part II. Other Information

Item 1. Legal Proceedings

Firestone Matters (Previously discussed beginning on page 22 of Ford’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “10-K Report”), on page 15 of Ford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (the “First Quarter 10-Q Report”), and on page 20 of Ford’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “Second Quarter 10-Q Report”).)

     Firestone Tire Related Litigation. Firestone Personal Injury Actions. In addition to the significant number of personal injury cases against us related to accidents in the United States allegedly caused by tread separations involving Firestone tires on our vehicles, we are also a party to numerous cases filed by residents of foreign countries involving accidents outside of the United States allegedly caused by the same tire issues. A number of these cases have been filed in courts in the United States and are pending in the federal court in Indianapolis, and in state courts in Texas and Tennessee. The trial courts in all three jurisdictions have denied our motions to dismiss on grounds of forum non conveniens. The Tennessee Court of Appeals has agreed to review this issue. The Texas Court of Appeals has refused to review this issue, but we have requested review by the Texas Supreme Court. We have asked the United States Court of Appeals for the Seventh Circuit to review the issue with respect to those cases pending in Indianapolis.

     Firestone Class Actions. The state trial court in Illinois has certified a class consisting of Illinois residents only. The complaint in that case does not allege any vehicle defects; rather, it alleges only that Firestone ATX and Wilderness AT tires installed on Ford Explorers and Mercury Mountaineers are defective. Since we have already offered to replace all of these tires, we have moved to dismiss the case as moot.

     As reported in the First Quarter 10-Q Report, on May 2, 2002, the United States Court of Appeals for the Seventh Circuit reversed the trial court order of November 28, 2001 that certified a class. In the wake of that ruling, which held that neither nationwide nor statewide classes could be certified in federal court, a total of ten additional Firestone-related class actions (up from seven as reported in the Second Quarter 10-Q Report) have been filed in state courts in Arkansas, California (2 cases), Connecticut, Florida, Illinois, Louisiana, Ohio, South Carolina, and Texas. We removed all of these cases to federal court (except for the one filed in Illinois), but the cases in Arkansas, Louisiana, and South Carolina have been remanded to state court. Plaintiffs have moved to remand the remaining cases, and we have moved to have them transferred to the federal court in Indianapolis and consolidated with those Firestone related cases currently pending before that court.

     Firestone Shareholder Derivative Actions. As reported in the Third Quarter 10-Q, the trial court granted our motion to dismiss the action filed in federal court. The plaintiffs have filed an appeal to the U.S. Court of Appeals.

     Firestone Securities Class Actions. As reported in the 10-K Report, the federal district court granted our motion to dismiss this action. The plaintiffs have filed an appeal to the U.S. Court of Appeals.

     Venezuelan Matters. As reported in the Second Quarter 10-Q Report, the Venezuelan Attorney General’s Office continues to investigate whether criminal charges should be filed against Firestone and Ford employees as a result of tire tread separation accidents that occurred in that country. Ford has submitted to the Attorney General a written rebuttal of the INDECU report described in the Second Quarter 10-Q Report and, in late September, members of Ford Venezuela’s senior management appeared before the National Assembly to refute INDECU’s findings.

Other Product Liability Matters

     Romo v. Ford. (Previously discussed on page 21 of the Second Quarter 10-Q Report.) The California Supreme Court denied our petition for review. We intend to file a petition for certiorari in the United States Supreme Court.

Class Actions

     TFI Module Class Actions. (Previously discussed on page 26 of the 10-K Report, on page 15 of the First Quarter 10-Q Report, and on page 21 of the Second Quarter 10-Q Report.) The appeal from the court’s order approving the settlement was not withdrawn and, therefore, will delay the settlement and stay the settled cases for one to two years.

     Ford/Citibank Visa Class Action. (Previously discussed on page 26 of the 10-K Report.) The U.S. Supreme Court dismissed the writ of certiorari as improvidently granted. Five of the cases will be remanded to state courts in Alabama, California, Illinois, New York and Washington. The case in Oregon has been dismissed.

Item 1. Legal Proceedings (Continued)

     Retail Lessee Insurance Coverage Class Action. (Previously discussed on page 27 of the 10-K Report.) The federal district court has denied our motion to dismiss but has also denied Plaintiffs’ motion to certify a class. We have asked the district court to certify the coverage issue raised by our motion to dismiss for an immediate appeal to the Court of Appeals for the 11th Circuit.

     Late Charges Class Action. (Previously discussed on page 28 of the 10-K Report and on page 21 of the Second Quarter 10-Q Report.) The trial court granted final approval of a nationwide settlement effective October 1, 2002 in the case of Connie Stickles et. al. v. Ford Credit (previously captioned as Cumberland v. Ford Credit and reported on page 15 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and on page 26 of our Annual Report on Form 10-K for the year ended December 31, 2000) involving similar allegations and claims for relief as those in the Simpkins v. Ford Credit case. An appeal from the court’s order approving the settlement has been filed by a class member who objected to the settlement. This appeal will delay the settlement and stay the settled case for approximately one year. We believe that the settlement in Stickles, if it ultimately becomes final, should resolve the Simpkins case as well, however, the plaintiffs in Simpkins believe that there is a Maryland constitutional issue unique to that case that is not covered by the nationwide settlement in Stickles. We have filed a motion to dismiss the Simpkins case on the basis, among others, that the settlement in Stickles resolves all of the issues related to our late fee charges.

     Crown Victoria Police Interceptor Class Actions. (Previously discussed on page 21 of the Second Quarter 10-Q Report.) A total of sixteen purported class actions have been filed on behalf of government entities that own Crown Victoria Police Interceptors. Six of the actions have been consolidated into a Multi District Litigation (“MDL”) proceeding in the U.S. District Court, Northern District of Ohio. The ten remaining actions are pending in Alabama, Arkansas, Florida, Illinois, Indiana, Louisiana (three cases), Mississippi and Tennessee. We have removed these actions to federal court, and we are requesting that they be consolidated into the MDL proceeding. Of the sixteen purported class actions, two purport to represent a nationwide class; the other cases purport to represent statewide classes. All of these actions involve similar allegations and demands for relief as those described in the Second Quarter 10-Q Report. Three additional purported class actions relating to non-police Crown Victoria vehicles, with similar allegations and demands for relief, have been filed in Arkansas, Illinois and Ohio. The Arkansas case purports to represent a nationwide class; the Illinois and Ohio cases purport to represent owners in the relevant state.

     Apartheid Class Actions. Ford and scores of other United States and European corporations have been named as defendants in purported class action litigation filed in federal court in New York on behalf of South African citizens who suffered alleged “crimes against humanity” and other forms of violence and oppression under the apartheid regime. The legal theories asserted in this litigation are similar to the legal theories advanced in the previously-reported WWII forced and slave labor lawsuits, which resulted in the formation of a humanitarian fund pursuant to a multi-national accord. The current lawsuit alleges that Ford and other automobile manufacturers (including General Motors Corporation and DaimlerChrysler AG) helped perpetuate the apartheid regime by selling vehicles to the South African military and police. This matter is in the early stage of litigation and Ford is preparing its response.

     Hydroboost Truck Brake Class Action. A purported class action was filed on August 2, 2002 in state court in Oklahoma on behalf of all purchasers of 1999 through 2002 model year F-250, F-350, F-450, and F-550 Ford Super Duty Trucks and 2002 Excursions with hydroboost hydraulic braking systems. The complaint alleges that these trucks are unsafe because they suffer diminished power assist to the brakes or steering when the driver is simultaneously braking and steering. The complaint alleges breach of warranty and fraud, and seeks the cost of retrofitting the trucks to eliminate the alleged danger, compensation for diminished resale value, and other relief. We removed the case to federal court.

     Focus Brake Wear Class Action. A purported class action was filed in state court in California on July 23, 2002 on behalf of all persons who own or lease 2000 and 2001 model year Ford Focus vehicles. The complaint alleges that the front brake pads and rotors wear out prematurely, resulting in repair bills and damage to other components of the vehicles. The complaint alleges breach of warranty, misrepresentation and unfair competition. Plaintiffs seek an injunction, restitution of amounts paid for the vehicles, and other relief. We removed the case to federal court, however, the court has remanded the case to state court.

Other Matters

     Rouge Powerhouse Insurance Coverage and Subrogation Litigation. (Previously discussed on page 29 of the 10-K Report.) The arbitration hearing commenced on October 7, 2002. Claims filed by carriers of several Rouge Steel suppliers and direct claims by a few of the Rouge Steel suppliers related to business interruption losses

Item 1. Legal Proceedings (Continued)

(totaling approximately $20 million) have been dismissed from the arbitration pursuant to Ford’s motion for summary judgment.

     Scrap Materials Litigation. In August 2002, Technology Recycling Corporation, doing business as Eclipse Technology, filed a lawsuit in Wayne County Circuit Court against Ford and a subsidiary alleging breach of contract and tortious interference with contract based upon Ford’s recent termination of its Master Service Agreements and other sales agreements with Eclipse. Eclipse contends that it has a five-year contract requiring Ford to provide Eclipse all scrap and blemished materials from all of Ford’s facilities in North America. Ford denies that it has any such contractual obligation with Eclipse.

Item 2. Changes in Securities and Use of Proceeds

     During the third quarter of 2002, we issued a total of 36,156 shares of our common stock that were not registered pursuant to the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof. The shares were issued pursuant to the consulting agreement between us and Mr. Edsel B. Ford II, a director of the Company, and the employment agreement between us and Mr. Carl E. Reichardt, an officer and director of the Company.

Item 5. Other Information

     Stockholder Proposals for 2003 Annual Meeting of Stockholders. Our Board of Directors has determined that the 2003 Annual Meeting of Stockholders of the Company will be held on Monday, June 16, 2003, at 1:00 p.m. Eastern Time at the Ford Motor Company Conference and Event Center, 1151 Village Road, Dearborn, Michigan. The 2003 Annual Meeting will be held approximately one month later than in previous years and, therefore, we have extended the deadline by which shareholder proposals must be received by the Company to be considered for inclusion in our 2003 proxy statement by approximately one month, to January 3, 2003.

Governmental Standards

     Mobile Source Emissions Control. (Previously discussed beginning on page 14 of the 10-K Report.) As discussed in the 10-K Report, the California Air Resources Board voted to approve a series of complex modifications to their ZEV Mandate (i.e., requirements for manufacturer’s to produce and deliver for sale “zero-emission vehicles”). The California Office of Administrative law has resolved its procedural issues and has approved the rules thus making them final. However, also as reported in the 10-K Report, other automobile manufacturers have filed suit in state and federal court seeking to eliminate the ZEV Mandate on various procedural and substantive grounds. One such suit brought by General Motors Corporation and DaimlerChrysler AG has resulted in a federal district court issuing a preliminary injunction temporarily barring California from enforcing its ZEV Mandate. The injunction was granted because the federal court agreed that key portions of the California ZEV Mandate are preempted by the federal fuel economy law. California is appealing the ruling.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Please refer to the Exhibit Index on Page 27.

(b)	Reports on Form 8-K

The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 2002:

Current Report on Form 8-K dated July 2, 2002 included information relating to U.S. retail sales of Ford vehicles in June 2002.

Current Report on Form 8-K dated July 17, 2002 included information relating to Ford’s second quarter 2002 financial results and Ford’s North American and Overseas Production schedule.

Current Report on Form 8-K dated August 1, 2002 included information relating to U. S. retail sales of Ford vehicles in July 2002 and Ford’s North American and Overseas Production schedule.

Current Report on Form 8-K dated August 12, 2002 included information relating to statements under oath of the Chairman of the Board and Chief Executive Officer and the Vice Chairman and Chief Financial Officer regarding facts and circumstances relating to Exchange Act filings.

Current Report on Form 8-K dated September 4, 2002 included information relating to U. S. retail sales of Ford vehicles in August 2002 and Ford’s North American and Overseas Production schedule.

Current Report on Form 8-K dated September 9, 2002 included information relating to Ford’s expected third quarter 2002 earnings.

Current Report on Form 8-K dated September 10, 2002 included information relating to Ford’s disagreement with the conclusions of a Goldman, Sachs & Co. report dated September 6, 2002.

Current Report on Form 8-K dated September 20, 2002 included information relating to a news release of Mazda Motor Corporation announcing its planned ¥60 billion convertible bond offering and Ford’s intention to purchase ¥20 billion of the bonds.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

(Registrant)

Date:	November 13, 2002	By:	/s/ Don R. Leclair

Don R. Leclair Vice President and Controller (principal accounting officer)

CERTIFICATION

     I, William Clay Ford, Jr., Chairman of the Board and Chief Executive Officer of Ford Motor Company, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Ford Motor Company;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

By	/s/ William Clay Ford, Jr.
William Clay Ford, Jr. Chairman of the Board and Chief Executive Officer

CERTIFICATION

     I, Allan D. Gilmour, Vice Chairman and Chief Financial Officer of Ford Motor Company, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of Ford Motor Company;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)     Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)     Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c)     Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a)     All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

By	/s/ Allan D. Gilmour
Allan D. Gilmour Vice Chairman and Chief Financial Officer

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 3.1	Restated Certificate of Incorporation, dated August 2, 2000	Filed as Exhibit 3-A to Ford’s Annual Report on Form 10-K for the year ended December 31, 2000*

Exhibit 3.2	By-Laws as amended through October 10, 2002	Filed with this Report

Exhibit 10	Amendment to benefit equalization plan, adopted in October, 2002 and effective as of November 1, 2001	Filed with this Report

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, Independent Accountants, dated November 13, 2002, relating to Financial Information	Filed with this Report

Exhibit 99.1	Investor presentation regarding Ford’s Revitalization Plan progress	Filed as Exhibit 99 to Ford’s Current Report on Form 8-K dated October 21, 2002*

Exhibit 99.2	Investor presentation regarding Ford’s pension obligations	Filed with this Report

Exhibit 99.3	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report

Exhibit 99.4	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report

* Incorporated by reference as an exhibit to this Report (File No. reference 1-3950)