Form 10-K
period 2002-12-31
FORD MOTOR CO
filed 2003-03-14
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  X      Annual report pursuant to Section 13 or 15(d) of the Securities
------   Exchange Act of 1934

           For the fiscal year ended December 31, 2002

         or

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Securities registered pursuant to Section 12(b) of the Act:

                                                             Name of each exchange on
         Title of each class                                    which registered (a)
--------------------------------------                       -----------------------------------
Common Stock, par value $.01 per share                       New York Stock Exchange
                                                             Pacific Coast Stock Exchange

Ford Motor Company Capital Trust I                           New York Stock Exchange
9% Trust Originated Preferred Securities,
liquidation preference $25 per share

Ford Motor Company Capital Trust II                          New York Stock Exchange
6.50% Cumulative Convertible Trust Preferred Securities,
liquidation preference $50 per share

---------------
(a) In addition, shares of Common Stock of Ford are listed on certain stock exchanges in Europe.

                            [Cover page 1 of 2 pages]

Securities registered pursuant to Section 12(g) of the Act:

None


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                        ---   ---
As of June 28, 2002, Ford had outstanding 1,745,309,282 shares of Common Stock and 70,852,076 shares of Class B Stock. Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($16.00 a share), the aggregate market value of such Common Stock was $27,924,948,512. Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock. The shares of Common Stock and Class B Stock outstanding at June 28, 2002 included shares owned by persons who may be deemed to be "affiliates" of Ford. We do not believe, however, that any such person should be considered to be an affiliate. For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford's Annual Meeting of Stockholders to be held on June 16, 2003 (our "Proxy Statement"), which is incorporated by reference under various Items of this Report.

As of February 28, 2003, Ford had outstanding 1,760,367,330 shares of Common Stock and 70,852,076 shares of Class B Stock. Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($8.32 a share), the aggregate market value of such Common Stock was $14,646,256,185.

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





                            [Cover page 2 of 2 pages]

                                     PART I

Item 1.  Business
-----------------

         Ford Motor Company (referred to herein as "Ford", the "Company", "we", "our" or "us") was incorporated in Delaware in 1919. We acquired the business of a Michigan company, also known as Ford Motor Company, incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford. We are the world's second-largest producer of cars and trucks combined. We and our subsidiaries also engage in other businesses, including financing and renting vehicles and equipment.

         All of our periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through our website located at www.ford.com, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports. These reports and amendments are available through our website as soon as reasonably practicable after we electronically file such report or amendment with the SEC.

         To access our SEC reports or amendments, log onto our website and click on the following link on each successive screen.

        o   "Investor Information"
        o   "Company Financials"
        o   "U.S. S.E.C. EDGAR"
        o   "Click here to continue to view SEC Filings"

         You will then see a list of reports filed by us with the SEC. Click on the report you desire to access.


                                    Overview

         Segments. Our business is divided into two business sectors: the Automotive sector and the Financial Services sector. We have managed these sectors as three primary operating segments as described below.


Business Sectors      Operating Segments             Description
----------------        ------------------           -----------
Automotive:
                      Automotive                     design, development, manufacture, sale,
                                                     and service of cars and trucks

Financial Services:
                      Ford Motor Credit Company      vehicle-related financing, leasing, and
                                                     insurance

                      The Hertz Corporation          renting of cars and light trucks and renting
                                                     industrial and construction equipment,
                                                     and other activities

        We provide financial information (such as, revenues, income, and assets) for each of these business sectors and operating segments in three areas of this
Report:  (1) Item 6. "Selected  Financial Data" on pages 38 through 40; (2) Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 41 through 64, and (3) Notes 21 and 22 of the Notes to our Financial Statements located at the end of this Report. Financial information relating to certain geographic areas is also included in the above-mentioned areas of this Report.

         Since our adoption of Statement of Financial Accounting Standard ("SFAS") No. 131 in 1998, we have presented a single Automotive segment in the Notes to our Financial Statements. This presentation is based on the organizational structure established under "Ford 2000", a management and business initiative we first implemented in 1996. Ford 2000 envisioned a global automotive business that captured in full the synergy and scale advantages of a multi-line, multi-jurisdiction, large volume manufacturer. Thus, Ford 2000 established global Automotive functions, including product development, purchasing, manufacturing and sales and marketing, that were managed centrally across our various brands and markets. Our experience with Ford 2000 has confirmed the value of a global perspective, and certain of our core functions, such as product development and purchasing, have remained under central direction. In other areas, however, our management structure has evolved toward a greater alignment with brands and markets. That evolution is reflected in our recent announcement of a new management structure for our Automotive operations under the leadership of James Padilla, Executive Vice President for North American Automotive Operations, and David Thursfield, Executive Vice President for International Automotive Operations. Messrs. Padilla and Thursfield will continue to pursue the synergies and scale advantages available from global coordination and integration. At the same time, they each will have independent responsibility for the performance of the Automotive operations under their control, and the financial results of those operations will be separately measured, stated and evaluated.

        In line with this new management structure, we will, beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, expand the number of operating segments we present in the Notes to our Financial Statements by creating two segments within our Automotive sector - North America and International. The North America segment will include Automotive operations in the U.S., Canada and Mexico involving the design, development, manufacture, sale and service of cars and trucks under our Ford, Lincoln and Mercury brands. The International segment will include these Automotive operations outside of North America under our Ford brand, as well as the global operations (including North America) of our Premier Automotive Group brands (i.e., Volvo, Jaguar, Land Rover and Aston Martin). Our intention is to discuss the results of operations of the business units within the International Automotive segment (i.e, Ford-brand Europe, Ford-brand South America, Ford-brand Asia Pacific and Premier Automotive Group) in future periodic reports, beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003. This discussion will occur in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

         Revitalization Plan. Following an extensive review of all of our operations, in particular those in North and South America, on January 11, 2002, we announced a revitalization plan (the "Revitalization Plan") that includes the following elements:

     o New products: A product-led revitalization program that will result in the introduction of 20 new or freshened products in the United States annually between January 2002 and mid-decade.

     o Plant capacity: Reduction of North American installed final assembly capacity by about one million vehicles by mid-decade to realign capacity with market conditions. Manufacturing plans over the next several years include closing five plants (Edison Assembly, Ontario Truck Plant, St. Louis Assembly, Cleveland Aluminum Casting and Vulcan Forge) and downsizing and shift and line speed changes at other plants.

     o Hourly workforce: About 12,000 hourly employees in North America will be affected by actions to be completed by mid-decade.

     o Salaried workforce: Our 2001 voluntary separation program for salaried employees and other related actions resulted in a 3,500-person workforce reduction in North America. An additional 1,500-person salaried workforce reduction was achieved in 2002 to reach the goal of 5,000.

     o Global workforce: More than 35,000 employees will be affected by combined actions around the world by mid-decade, including selected actions prior to 2002. These include: 21,500 in North America - 15,000 hourly, 5,000 salaried and 1,500 agency employees - and 13,500 in the rest of the world.

     o Cost Reductions: A total of $6 billion of cost reductions related to material costs, overhead reductions and improvements in capacity utilization by mid decade.

     o    Discontinued  low-margin models: The Mercury Cougar, Mercury Villager,
          Lincoln   Continental   and  most  models  of  the  Ford  Escort  were
          discontinued in 2002.

     o Beyond North America: Revitalization plans beyond North American automotive operations include the continued implementation of the European transformation strategy, the Premier Automotive Group strategy, the turnaround in South America and a revised direction for Ford Motor Credit Company.

     o Divestitures: We sold non-core assets and businesses that resulted in cash proceeds received in 2002 of $930 million and entered into commitments from third parties to receive more than $70 million in 2003.

          Progress on Revitalization Plan. Overall, we are on track to achieve the objectives contained in our Revitalization Plan. For a discussion of our progress with respect to the Revitalization Plan, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook".


                                Automotive Sector

         Generally. We sell cars and trucks throughout the world. In 2002, we sold 6,973,000 vehicles throughout the world. Our automotive vehicle brands include Ford, Mercury, Lincoln, Volvo, Jaguar, Land Rover, and Aston Martin.

         Substantially all of our cars, trucks and parts are marketed through retail dealers in North America, and through distributors and dealers outside of North America. At December 31, 2002, the approximate number of dealers and distributors worldwide distributing our vehicle brands was as follows: Ford, 13,000; Mercury, 2,141; Lincoln, 1,561; Volvo, 2,500; Jaguar, 787; Land Rover, 1,808; Aston Martin, 100. Because many dealerships distribute more than one of our brands from the same sales location, a single dealership may be counted under more than one brand in the previous sentence. In addition to the products we sell to our dealers for retail sale, we also sell cars and trucks to our dealers for sale to fleet customers, including daily rental companies, commercial fleet customers, leasing companies and governments. Sales to all of our fleet customers in the United States in the aggregate have represented between 22% and 23% of our total United States car and truck sales for the last five years. We do not depend on any single customer or small group of customers to the extent that the loss of such customer or group of customers would have a material adverse effect on our business.

         In addition to producing and selling cars and trucks, we also provide our customers with after-the-sale vehicle services and products, such as maintenance and light repair, heavy repair, collision, vehicle accessories and extended repair service products. In North America, we market these services under the Quality CareSM brand and market original equipment replacement parts under the MotorcraftSM brand.

         The worldwide automotive industry, Ford included, is affected significantly by a number of factors over which we have little control, including general economic conditions. In the United States, the automotive industry is a highly-competitive, cyclical business that has a wide variety of product offerings. The number of cars and trucks sold to retail and fleet buyers (commonly referred to as "industry demand") can vary substantially from year to year. In any year, industry demand depends largely on general economic conditions, the cost of purchasing and operating cars and trucks, and the availability and cost of credit and fuel. Industry demand also reflects the fact that cars and trucks are durable items that people generally can wait to replace.

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

         The profitability of vehicle sales is affected by many factors, including the following:

     o    unit sales volume
     o    the mix of vehicles and options sold
     o    the margin of profit on each vehicle sold
     o    the level of "incentives"  (price discounts) and other marketing costs
     o the costs for customer warranty claims and additional service actions
     o the costs for safety, emission and fuel economy technology and equipment
     o    the ability to manage costs
     o    the ability to recover cost increases through higher prices

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

         Competitive Position. The worldwide automotive industry consists of many producers, with no single dominant producer. Certain manufacturers, however, account for the major percentage of total sales within particular countries, especially their countries of origin. Detailed information regarding our competitive position in the principal markets where we compete can be found below as part of the overall discussion of the automotive industry in those markets.

         Governmental Regulation. The worldwide automotive industry also is affected significantly by a substantial amount of costly governmental regulation. In the United States and Europe, for example, governmental regulation has arisen primarily out of concern for the environment, for greater vehicle safety, and for improved fuel economy. Many governments also regulate local content and/or impose import requirements as a means of creating jobs, protecting domestic producers, or influencing their balance of payments. A detailed discussion of the material government regulation in the United States and Europe impacting our business is set forth below under the heading "Governmental Standards".

         Seasonality. There generally is no material seasonal impact on our business. To the extent that we do experience some fluctuation in the business of a seasonal nature, it has generally occurred in the third quarter and primarily is the result of the annual two to three week summer shut down of our manufacturing facilities during that quarter. As a result of these production shut downs, operating results for the third quarter typically are less favorable than those of the other quarters.

         Raw Materials. We purchase a wide variety of raw materials for use in the production of our vehicles from numerous suppliers around the world. These raw materials include non-ferrous metals (e.g., aluminum), precious metals (e.g., palladium, platinum and rhodium), ferrous alloys (e.g., steel), energy (e.g., natural gas) and resins (e.g., polypropylene). We believe that we have adequate supplies or sources of availability of the raw materials necessary to meet our needs. However, there are risks and uncertainties with respect to the supply of certain of these raw materials that could impact their availability in sufficient quantities to meet our needs. These risks and uncertainties include industry manufacturing capacity restraints in the United States steel industry as a result of the filing for bankruptcy protection by a number of domestic steel manufacturers. In addition, because the grade of steel used in our products is not generic, but rather is often uniquely specified for each part, there is a limited number of suppliers, or even a single supplier, for each type of steel purchased. In the event of an interruption of supply of a given type of specified steel, replacement steel would not be readily available on the market as it would take some amount of time for a substitute supplier to
tailor  their manufacturing processes  to  produce   steel  that  meets  our
specifications. A prolonged disruption of the supply of steel or any other raw materials used for the production of our vehicles could have a substantial adverse effect on us.

         Backlog Orders. We generally produce and ship our products on average within approximately 20 days after an order is deemed to become firm. Therefore, no significant amount of backlog orders accumulates during any period.

         Intellectual Property. We own, or hold licenses to use, numerous patents, copyrights and trademarks on a global basis. Our policy is to protect our competitive position by, among other methods, filing U.S. and international patent applications to protect technology and improvements that we consider important to the development of our business. As such, we have generated a large number of patents related to the operation of our business and expect this portfolio to continue to grow as we actively pursue additional technological innovation. We currently have over 10,000 active patents and pending patent applications globally, with an average age for patents in our active patent portfolio being 7 1/2 years. In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position. While we believe these patents, patent applications and know-how, in the aggregate, to be important to the conduct of our business, and we obtain licenses to use certain intellectual property owned by others, none is individually considered material to our business. Similarly, we own numerous trademarks and service marks that contribute to the identity and recognition of our company and its products and services globally. Certain of these marks are integral to the conduct of our business, the loss of which could have a material adverse effect on our business.

         Following is a discussion of the automotive industry in the principal markets where we compete:

United States
-------------

         Sales Data. The following table shows U.S. industry sales of cars and trucks for the years indicated:

                                                      U. S. Industry Sales
                                                      (millions of units)
                                                     Years Ended December 31,
                               ------------------------------------------------------------------
                                 2002          2001          2000          1999          1998
                               ---------     ---------     ----------    ---------     ----------
Cars....................          8.1           8.4           8.8           8.7           8.2
Trucks..................          9.0           9.1           9.0           8.7           7.8
                                -----         -----         -----         -----         -----
Total...................         17.1          17.5          17.8          17.4          16.0
                                =====         =====         =====         =====         =====

         We classify cars by small, medium, large and premium segments and trucks by compact pickup, bus/van (including minivans), full-size pickup, sport utility vehicles and medium/heavy segments. The large and premium car segments and the bus/van, full-size pickup and sport utility vehicle segments include the industry's most profitable vehicle lines. The term "bus" as used in this discussion refers to vans designed to carry passengers. The following tables show the proportion of United States car and truck unit sales by segment for the industry (including both domestic and foreign-based manufacturers) and Ford for the years indicated:

                                                               U. S. Industry Vehicle Sales by Segment
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    2002          2001          2000          1999          1998
                                                  ---------     ---------     ----------    ---------     ----------
CARS
Small.......................................        16.0%         16.7%         16.7%         16.1%         16.9%
Medium......................................        21.4          21.6          22.9          23.8          23.6
Large.......................................         2.2           2.7           2.9           3.2           3.7
Premium.....................................         7.7           7.2           7.2           6.8           6.8
                                                   -----         -----         -----         -----         -----
Total U.S. Industry Car Sales...............        47.3          48.2          49.7          49.9          51.0
                                                   -----         -----         -----         -----         -----

TRUCKS
Compact Pickup..............................         4.6%          5.2%          5.9%          6.2%          6.7%
Bus/Van.....................................         8.6           8.8          10.0          10.1          10.1
Full-Size Pickup............................        12.7          13.2          12.4          12.7          12.4
Sport Utility Vehicles......................        25.2          23.0          19.8          18.5          17.5
Medium/Heavy................................         1.6           1.6           2.2           2.6           2.3
                                                   -----         -----         -----         -----         -----
Total U.S. Industry Truck Sales.............        52.7          51.8          50.3          50.1          49.0
                                                   -----         -----         -----         -----         -----

Total U.S. Industry Vehicle Sales...........       100.0%        100.0%        100.0%        100.0%        100.0%
                                                   =====         =====         =====         =====         =====


                                                               Ford Vehicle Sales by Segment in U.S.
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    2002          2001          2000          1999          1998
                                                  ---------     ---------     ----------    ---------     ----------
CARS
Small.......................................        12.5%         14.0%         14.5%         13.5%         13.1%
Medium......................................        11.9          11.5          13.0          15.5          16.7
Large.......................................         4.4           5.2           5.1           5.7           5.7
Premium.....................................         7.8           7.0           7.5           6.2           4.2
                                                   -----         -----         -----         -----         -----
Total Ford U.S. Car Sales...................        36.6          37.7          40.1          40.9          39.7
                                                   -----         -----         -----         -----         -----

TRUCKS
Compact Pickup..............................         6.2%          6.9%          7.9%          8.4%          8.4%
Bus/Van.....................................         9.1           9.1          10.5          11.0          11.1
Full-Size Pickup............................        22.5          22.9          20.9          20.9          21.3
Sport Utility Vehicles......................        25.4          23.2          20.4          18.5          19.1
Medium/Heavy................................         0.2           0.2           0.2           0.3           0.4
                                                   -----         -----         -----         -----         -----
Total Ford U.S. Truck Sales.................        63.4          62.3          59.9          59.1          60.3
                                                   -----         -----         -----         -----         -----

Total Ford U.S. Vehicle Sales...............       100.0%        100.0%        100.0%        100.0%        100.0%
                                                   =====         =====         =====         =====         =====

         As the tables above indicate, there has been a general shift from cars to trucks for both industry sales and Ford sales. This shift has been occurring gradually over a number of years. Ford's sales of trucks as a percentage of its total vehicle sales has also increased since 1999 because of higher sales of sport utility vehicles and full-size pickups. Ford's sales of the medium car segment as a percentage of its total sales has deteriorated more than the general decline of the industry sales in that segment because of the discontinuance of certain product offerings in the segment (e.g., Ford Contour and Mercury Mystique). Ford's sales of the premium car segment as a percentage of total Ford U.S. car sales has increased since 1998 because of the addition of Volvo vehicles as a result of our purchase of Volvo Car Corporation on March 31, 1999 and expansion of our Jaguar car product offerings.

         Market Share Data. Our principal competitors in the United States include General Motors Corporation, DaimlerChrysler Corporation, Toyota Corporation, Honda Motor Corporation and Nissan Motor Corporation, Ltd. The following tables show changes in car and truck United States market shares of the six leading vehicle manufacturers for the years indicated:

                                                                       U.S. Car Market Shares*
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    2002          2001          2000          1999          1998
                                                  ---------     ---------     ----------    ---------     ----------
   Ford**...................................         16.4%         17.7%         19.1%         19.9%         20.4%
   General Motors...........................         25.5          27.0          28.6          29.3          29.8
   DaimlerChrysler***.......................          8.6           8.5           9.1          10.3          10.7
   Toyota...................................         12.2          11.3          11.0          10.2          10.6
   Honda....................................         10.3          10.7          10.0           9.8          10.6
   Nissan...................................          6.1           4.9           4.8           4.6           5.0
   All Other****............................         20.9          19.9          17.4          15.9          12.9
                                                    -----         -----         -----         -----         -----
      Total U.S. Car Retail Deliveries......        100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====

                                                                     U.S. Truck Market Shares*
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    2002          2001          2000          1999          1998
                                                  ---------     ---------     ----------    ---------     ----------
   Ford**...................................         25.5%         27.4%         28.2%         28.6%         30.5%
   General Motors...........................         30.7          28.9          27.0          27.8          27.5
   DaimlerChrysler***.......................         19.0          19.5          21.5          22.2          23.2
   Toyota...................................          8.5           8.7           7.2           6.7           6.3
   Honda....................................          4.5           3.4           3.1           2.6           1.9
   Nissan...................................          2.8           3.2           3.7           3.2           2.7
   All Other*****...........................          9.0           8.9           9.3           8.9           7.9
                                                    -----         -----         -----         -----         -----
      Total U.S. Truck Retail Deliveries....        100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====

                                                             U.S. Combined Car and Truck Market Shares*
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    2002          2001          2000          1999          1998
                                                  ---------     ---------     ----------    ---------     ----------
   Ford**...................................         21.1%         22.8%         23.7%         24.3%         25.3%
   General Motors...........................         28.3          28.0          27.8          28.5          28.7
   DaimlerChrysler***.......................         14.1          14.2          15.3          16.3          16.8
   Toyota...................................         10.3          10.0           9.1           8.5           8.5
   Honda....................................          7.3           6.9           6.6           6.2           6.3
   Nissan...................................          4.4           4.1           4.3           3.9           3.9
   All Other****............................         14.5          14.0          13.2          12.3          10.5
                                                    -----         -----         -----         -----         -----
      Total U.S. Car and Truck Retail Deliveries    100.0%        100.0%        100.0%        100.0%        100.0%
                                                    =====         =====         =====         =====         =====

--------------------------
* All U.S. retail sales data are based on publicly available information from the media and trade publications. ** Ford purchased Volvo Car on March 31, 1999 and Land Rover on June 30, 2000. The figures shown here include Volvo Car and Land Rover on a pro forma basis for the periods prior to their acquisition by Ford. In 1998, Volvo Car represented 0.6 percentage points of total market share. During the period 1998 through 1999, Land Rover represented no more than 0.2 percentage points of total market share during any one year.
*** Chrysler and Daimler-Benz merged in late 1998. The figures shown here combine Chrysler and Daimler-Benz (excluding Freightliner and Sterling Heavy Trucks) on a pro forma basis for the period prior to their merger.
**** "All  Other"  includes  primarily   companies  based  in  various  European
     countries, Korea and other Japanese manufacturers. The increase in combined market share from 2001 to 2002 shown for "All Others" reflects primarily increases in market share for BMW and the Korean manufacturers (e.g., Hyundai and Kia).
*****"All Other" in the U.S. Truck Market Shares table includes primarily companies based in various European countries, Korea and other Japanese manufacturers and heavy truck manufacturers.

         The decline in overall market share for Ford since 1998 is primarily the result of increased competition and, in particular, an increased number of new competitive truck product offerings.

         Marketing Incentives and Fleet Sales. Automotive manufacturers that sell vehicles in the United States typically give purchasers price discounts or other marketing incentives. These incentives are the result of competition from new product offerings by manufacturers and the desire to maintain production levels and market shares. Manufacturers provide these incentives to both retail and fleet customers (fleet customers include daily rental companies, commercial fleet customers, leasing companies and governments). Marketing incentives generally are higher during periods of economic downturns, when excess capacity in the industry tends to increase. We estimate that there exists presently about three to four million units of excess capacity in North America.

         Our marketing costs for the Ford, Lincoln and Mercury brands in the United States as a percent of gross sales revenue for those brands were as follows for the three years indicated: 15.8% (2002), 14.7% (2001), and 11.1%
(2000). These "marketing costs" include primarily (i) marketing incentives on vehicles, such as retail rebates and costs for special financing and lease programs, (ii) reserves for costs and/or losses associated with our required repurchase of certain vehicles sold to daily rental companies, and (iii) costs for advertising and sales promotions for vehicles. The increase in marketing costs over the last several years is a result of increased competition in the United States market.

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

                                                                          Ford Fleet Sales
                                                  ------------------------------------------------------------------
                                                                      Years Ended December 31,
                                                  ------------------------------------------------------------------
                                                    2002          2001          2000          1999          1998
                                                  ---------     ---------     ----------    ---------     ----------
Units sold..................................      816,000       885,000       977,000       940,000       878,000
Percent of Ford's total U.S. car and truck sales     23%           22%           23%           23%           22%

         Warranty Coverage and Additional Service Actions. We presently provide warranty coverage for defects in factory-supplied materials and workmanship on all vehicles in the United States. The warranty coverage for Ford/Mercury vehicles generally extends for 36 months or 36,000 miles (whichever occurs first) and covers components of the vehicle, including tires beginning January 1, 2001 for 2001 and later model years. Prior to January 1, 2001, tires were warranted only by the tire manufacturers. The United States warranty coverage for luxury vehicles (Lincoln, Jaguar, Volvo and Land Rover) extends for 48 months or 50,000 miles (whichever occurs first) but, except for 2001 or later model year Lincoln vehicles, does not include tires, which are warranted by the tire manufacturers. In general, different warranty coverage is provided on medium trucks and on vehicles sold outside the United States. Warranty coverage for safety restraint systems (safety belts, air bags and related components) extends for 60 months or 50,000 miles (whichever occurs first). Also, corrosion damage resulting in perforation (holes) in body sheet metal panels is covered on 1995 and newer models for 60 months (unlimited mileage). In addition, the Federal Clean Air Act requires warranty coverage for 8 years or 80,000 miles (whichever occurs first) for emissions equipment (e.g., catalytic converter and powertrain control module) on most light duty vehicles sold in the United States. As a result of these warranties, costs for warranty repairs can be substantial. Estimated warranty costs for each vehicle sold by us are accrued at the time of sale. Such accruals, however, are subject to adjustment from time to time depending on actual experience.

         In addition to the costs associated with the contractual warranty coverage provided on our vehicles, we also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions. Estimated additional service action costs for each vehicle sold by us are also accrued at the time of sale and are subject to the same adjustments described above.

         For a discussion of our accounting estimates with respect to costs for warranty and additional service actions, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Estimates".

Europe
------

         Market Share Information. Outside of the United States, Europe is our largest market for the sale of cars and trucks. The automotive industry in Europe is intensely competitive. Our principal competitors in Europe include General Motors Corporation, DaimlerChrysler Corporation, Volkswagen A.G., PSA, Renault Group, Fiat SPA and Toyota Corporation. Over the past year, we estimate that 167 new or freshened vehicles, including derivatives of existing vehicles, were introduced in the European market by various manufacturers. For the past 10 years, the top six manufacturers have collectively held between 73% and 77% of the total car market. This competitive environment is expected to intensify further as Japanese manufacturers increase their production capacity, and all of the manufacturers of premium brands (e.g., BMW, Mercedes Benz and Audi) continue to broaden their product offerings. We estimate that in 2002 the European automotive industry had excess capacity of approximately four million units (based on a comparison of European domestic demand and capacity).

         In 2002, vehicle manufacturers sold approximately 17.2 million cars and trucks in Europe, down 3.4% from 2001 levels. Our combined car and truck market share in Europe in 2002 was 10.9%, up 2/10 of one percentage point from 2001.

         Britain and Germany are our most important markets within Europe, although the Southern European countries are becoming increasingly significant. Any adverse change in the British or German market has a significant effect on our total European automotive profits. For 2002 compared with 2001, total industry sales were up 4% in Britain and down 3% in Germany.

         For purposes of the figures shown in this section, we consider Europe to consist of the following 19 markets: Britain, Germany, France, Italy, Spain, Austria, Belgium, Ireland, Netherlands, Portugal, Switzerland, Finland, Sweden, Denmark, Norway, Czech Republic, Greece, Hungary and Poland.

         Marketing Incentives. The automotive industry in Europe continues to be intensely competitive. In Europe in 2002, increased competition resulted in substantial retail and fleet incentive spending on the part of Ford and most manufacturers, particularly in our key European market of Britain. Similar to the United States, marketing costs in Europe include primarily (i) marketing incentives on vehicles, such as rebates and costs for special financing and lease programs, (ii) reserves for costs and/or losses associated with our required repurchase of certain vehicles sold to daily rental companies, and
(iii) costs for advertising and sales promotions for vehicles.

         Motor Vehicle Distribution in Europe. On October 1, 2002, the Commission of the European Union adopted a new regulation that changes the way motor vehicles are sold and repaired throughout the European Community. Under the new regulation, Ford could continue to maintain its "exclusive" distribution arrangements that allow it to provide dealers with exclusive sales territories, however, the new regulation eliminates the formerly allowable restrictions on resale. This means that if we continue with the exclusive distribution arrangements, our dealers could sell vehicles to any reseller (e.g., supermarket chains, internet agencies and other resellers not authorized by us), who in turn could sell to end customers both within and outside of the dealer's exclusive sales territory. Alternatively, the new regulation allows manufacturers to establish a "selective" distribution regime that would allow the manufacturer to determine the number but, beginning in 2005, not the location of its dealers. In addition, under the selective distribution regime, we would be able to restrict the dealer's ability to sell our vehicles to unauthorized resellers. Under either system, the new rules make it easier for a dealer to display and sell multiple brands in one store without the need to maintain separate facilities.

         Ford, as well as the majority of the other automotive manufacturers, has elected to establish a selective distribution system. Therefore, beginning in 2005, under new dealer agreements to be entered with each of our dealers in the European Union, our dealers will be free to set up additional sales or delivery outlets within the European Union and to sell actively to all customers within the European Union.

         Within this new regulation, the Commission also has adopted sweeping changes to the repair industry. Dealers can no longer be required by the manufacturer to perform repair work themselves. Instead, dealers can subcontract the work to independent repair shops that meet reasonable criteria set by the manufacturer. These authorized repair facilities can perform warranty and recall work, in addition to other repair and maintenance work. While a manufacturer can continue to require the use of its parts in warranty and recall work, the repair facility can use parts made by others that are of comparable quality for all other repair work.

         We are currently negotiating our new Dealer, Authorized Repairer and Spare Part contracts on a country by country level. The new regulation will apply to existing dealers and any new dealers when the new agreements are signed, which is expected to occur during the first half of 2003.

         It is difficult to quantify at this time the full impact of these changes on our European operations. The Commission, however, has stated that it expects the new rules to lead to increased competition and a narrowing of differences in car prices from country to country.

         Warranty Coverage. Beginning in January 2002, warranty coverage provided by volume manufacturers (including Ford) in most of our European markets increased from one year with unlimited mileage to two years with unlimited mileage. This increase in warranty coverage was prompted by new consumer laws in eleven of the 19 European markets that granted private buyers a two-year period in which to pursue defects in goods (including vehicles and substantial components). Prior to January 2002, Ford provided warranty coverage on Jaguar and Volvo brand vehicles that extended for 36 months or 60,000+ miles and will continue to provide such warranty coverage. In Britain, Ford provides a warranty package that includes a 36 month warranty composed of a 12 month/unlimited mileage base warranty and free of charge OEW (Extended Service
Plan) covering up to a further 24 months and 60,000 miles. Commercial vehicles (e.g., Ford Transit and Ford Transit Connect) carry a 24 month/unlimited mileage warranty except in Britain where Ford currently provides a 36 month or 100,000 miles base warranty. In addition to the base warranties discussed above, Ford warrants the bodywork of all of its brands against rust perforation for periods between 6 years and 12 years.

Other Markets
-------------

         Canada and Mexico. Canada and Mexico also are important markets for us. In Canada, industry sales of new cars and trucks in 2002 were approximately 1,730,000 units, up 8.4% from 2001 levels. In 2002, industry sales of new cars and trucks in Mexico were approximately 1,005,000 units, up approximately 6.1% from 2001 levels Our combined car and truck market share in these markets in 2002 was 15.8% in Canada and 16.5% in Mexico.

         South America. Brazil and Argentina are our principal markets in South America. The economic environment in those countries has been volatile in recent years, particularly in 2002, leading to large variations in industry sales. Results have also been influenced by sharp devaluation of the Argentine Peso and Brazilian Real, continued weak economic conditions, political uncertainty and government actions to reduce inflation and public deficits. Industry sales in 2002 were approximately 1.5 million units in Brazil, down about 6.4% from 2001, and approximately 96,000 units in Argentina, down 52.2% from 2001. Our combined car and truck market share in these markets in 2002 was 10.3% in Brazil (up 2.1 percentage points from last year) and 16.5% in Argentina (up 2.0 percentage points from a year ago).

         Ford has undertaken restructuring actions in recent years to improve its competitiveness in South America. In addition, we built a new assembly plant in Brazil, which will manufacture a new family of vehicles for the South American markets. The new plant started building the 5-door Fiesta in May of 2002 and began producing an all-new sport utility vehicle early in the first quarter of 2003.

         Asia Pacific. In the Asia Pacific region, Australia, Taiwan, Thailand and Japan are our principal markets. Industry volumes in 2002 in this region were as follows: approximately 824,000 units in Australia (up 6.6% from 2001), approximately 399,000 units in Taiwan (up 15% from 2001), approximately 415,000 units in Thailand (up 39.7% from 2001) and approximately 5.8 million units in Japan (down 2% from 2001). In 2002, our combined car and truck market share in Australia was 14.3%. In Taiwan, we had a combined car and truck market share in 2002 of 16.4%. In Thailand, our combined car and truck market share was 5.7% in 2002. Our combined car and truck market share in Japan has been less than 1% in recent years. We own a 33.4% interest in Mazda Motor Corporation ("Mazda") and account for Mazda on an equity basis. Mazda's market share in Japan has been in the 5% range in recent years. Our principal competition in the Asia Pacific region has been the Japanese manufacturers. We anticipate that the continuing relaxation of import restrictions (including duty reductions) will intensify competition in the region.

         We opened an assembly plant in India in 1999, launching an all-new small car (the Ikon) designed specifically for that market. In addition, India sells components to Mexico and South Africa. We expect India to become one of our most important markets in Asia in the future.

         We also are in the process of increasing our presence in China. During 2002, a new purchasing office was established in China to take advantage of sourcing opportunities for global markets from that country. The Changan Ford assembly plant located in Chongqing became operational and production of the Fiesta in China started mid-January 2003. Changan Ford is our 50/50 joint venture operation with Changan Automobile.

         Africa. We distribute Ford, Jaguar, Land Rover, Mazda, and Volvo vehicles in South Africa. In 2002, industry volume in South Africa was approximately 350,000 units, down 4.6% from 2001 levels. Our combined car and truck market share in 2002 was 13.2% for the five brands we distribute.



                            Financial Services Sector

Ford Motor Credit Company
-------------------------

         Ford Motor Credit Company ("Ford Credit") is the world's largest automotive finance company based on the dollar value of the portfolio of finance receivables owned and managed. Ford Credit provides vehicle and dealer financing in 36 countries to more than 11 million customers and more than 12,500 automotive dealers. Ford Credit is a wholly-owned subsidiary of Ford.

         Ford Credit offers a wide variety of automotive financial services to and through automotive dealers throughout the world. Ford Credit's primary financial products fall into three categories:

     o Retail financing -- purchasing retail installment sale contracts and retail leases from dealers, and offering financing to commercial customers, primarily vehicle leasing companies and fleet purchasers, to purchase or lease vehicle fleets.

     o Wholesale financing -- making loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing.

     o Other financing -- making loans to dealers for working capital, improvements to dealership facilities, and the acquisition and refinancing of real estate.

         Ford Credit also services the finance receivables it originates and purchases, makes loans to Ford affiliates, purchases certain receivables of Ford and its subsidiaries and provides insurance services related to its financing programs. Ford Credit's revenues are primarily from retail installment sale contracts and leases, interest supplements and other support payments it receives from Ford on special-rate retail financing programs, from investment and other income related to sold receivables, and from payments made under wholesale and other dealer loan financing programs.

         Ford Credit does business in all 50 states of the United States through about 165 dealer automotive financing branches and seven regional service centers, and does business in all provinces in Canada through 16 dealer automotive financing branches and 2 regional service centers. Outside the United States, FCE Bank plc ("FCE") is Ford Credit's largest operation. FCE's primary business is to support the sale of Ford vehicles in Europe through the Ford dealer network. A variety of retail, leasing and wholesale finance plans are provided in most countries in which it operates. FCE does business in the United Kingdom, Germany, most other European countries, and Saudi Arabia. Ford Credit, through its subsidiaries, also operates in Mexico, Brazil, Australia, a number of Asia-Pacific countries, Argentina and Chile. In addition, Ford Credit manages Ford's vehicle financing operations in other countries where Ford Credit does not have operations.

         Ford Credit's share of retail financing for new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe and its share of wholesale financing for those brands of vehicles acquired by dealers in the United States and Europe was as follows during the last three years:

                                                                  Years Ended December 31,
                                                              -----------------------------
                                                                2002       2001      2000
                                                              --------   --------  --------
         United States
         -------------
         Financing share - Ford, Lincoln and Mercury
            Retail installment and lease*                       41%         54%      51%
            Wholesale                                           84          84       84

         Europe
         ------
         Financing share - Ford
            Retail installment and lease **                     34%         37%      32%
            Wholesale                                           97          97       97

         --------------------------
         * As a percentage of total sales and leases of Ford, Lincoln and Mercury brand vehicles, including cash sales.
        ** As a percentage of total sales and leases of Ford brand vehicles, including cash sales.

         Ford Credit reviews its business performance on an owned basis, a managed basis and a serviced basis. The owned basis includes only the receivables it owns and reports on its balance sheet. The managed basis includes owned receivables and receivables sold through securitizations which continue to be serviced. The serviced basis includes managed receivables and Ford Credit's serviced-only receivables, which include receivables that were sold through whole-loan sale transactions. For a detailed discussion of receivables sold through securitizations and whole-loan sale transactions, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financial Services Sector". Ford Credit's owned finance receivables, net of allowance for credit losses, and net investment in operating leases, and managed finance receivables and net investment in operating leases, are shown below. Ford Credit's serviced receivables, are also noted (in billions):

                                                                             December 31,
                                                                 -------------------------------------
                                                                      2002                 2001
                                                                 ----------------     ----------------
         Outstanding receivables, net-Owned
         Finance receivables
              Retail installment                                      $ 68.4              $ 83.4
              Wholesale                                                 16.4                15.4
              Other                                                      9.8                 9.1
                                                                      ------              ------
                  Total finance receivables, net                      $ 94.6              $107.9
         Net investment in operating leases                             31.6                37.5
                                                                      ------              ------
                  Total owned                                         $126.2              $145.4
                                                                      ======              ======

         Memo:  Allowance for credit losses
                  included above                                       $ 3.2              $  2.8

         Outstanding receivables-Managed
         Finance receivables
              Retail installment                                      $117.3              $124.7
              Wholesale                                                 38.9                32.8
              Other                                                      9.8                 9.1
                                                                      ------              ------
                  Total finance receivables, net                      $166.0              $166.6
         Net investment in operating leases                             31.6                37.6
                                                                      ------              ------
                  Total managed*                                      $197.6              $204.2
                                                                      ======              ======


         Outstanding Receivables - Serviced                           $202.6              $204.2

         ---------------------
         * At December 31, 2002 and 2001, Ford Credit's retained interests in sold receivables were $17.6 billion and $12.5 billion, respectively. For more information regarding these retained interests, see Item 7. " Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Financial Services Sector."

         Ford Credit analyzes its performance primarily on an owned and managed basis. It retains interests in receivables sold in securitization transactions, and, with respect to subordinated retained interests, has credit risk. As a result, it evaluates credit losses, receivables and leverage on a managed as well as an owned basis. In contrast, Ford Credit does not have the same financial interest in the performance of receivables sold through whole-loan sale transactions because it retains no interests in those receivables and, therefore, has no credit risk with respect to them. Accordingly, Ford Credit generally reviews the performance of its serviced portfolio only to evaluate the effectiveness of its origination and collection activities.

         The following tables show actual credit losses net of recoveries, which is referred to as net credit losses, and loss-to-receivables ratios (calculated as net credit losses divided by average net receivables) for Ford Credit's worldwide owned and managed portfolios, for the various categories of financing during the years indicated (in millions):

                                                                          Years Ended or at December 31,
                                                                  ------------------------------------------------
                                                                      2002             2001             2000
                                                                  -------------    -------------     -------------
         Owned
         -----
         Net credit losses
             Retail installment and lease*                            $2,292           $2,052           $1,283
             Wholesale                                                    40               33               14
             Other                                                        30               24                -
                                                                      ------           ------           ------
                Total                                                 $2,362           $2,109           $1,297
                                                                      ======           ======           ======

         Loss-to-receivables**
             Retail installment and lease*                             2.04%            1.74%            1.10%
             Wholesale                                                 0.25             0.12             0.05
                Total including other                                  1.72%            1.36%            0.84%


         Managed
         -------
         Net credit losses
             Retail installment and lease*                            $2,740           $2,272           $1,410
             Wholesale                                                    46               34               15
             Other                                                        30               24                -
                                                                      ------           ------           ------
                Total                                                 $2,816           $2,330           $1,425
                                                                      ======           ======           ======

         Loss-to-receivables**
             Retail installment and lease*                             1.73%            1.45%            1.00%
             Wholesale                                                 0.13             0.10             0.05
                Total including other                                  1.39%            1.20%            0.81%

         --------------------------
         * Includes net credit losses on operating leases. ** Includes net investment in operating leases.

         Shown below is an analysis of Ford Credit's allowance for credit losses related to owned finance receivables and operating leases for the years indicated (dollar amounts in billions):

                                                                      2002             2001             2000
                                                                  -------------    -------------    -------------
         Balance, beginning of year                                   $2.8             $1.6              $1.5
           Provision charged to operations                             3.0              3.4               1.6
           Deductions
              Losses                                                   2.9              2.5               1.6
              Recoveries                                              (0.5)            (0.4)             (0.3)
                                                                      ----             ----              ----
                Net losses                                             2.4              2.1               1.3
           Other changes, principally
             amounts relating to finance
             receivables sold and translation adjustments              0.2              0.1               0.2
                                                                      ----             ----              ----
                Net deductions                                         2.6              2.2               1.5
                                                                      ----             ----              ----
         Balance, end of year                                         $3.2             $2.8              $1.6
                                                                      ====             ====              ====

                 Allowance for credit losses as a percentage
                      of end-of-period net receivables*                2.51%            1.89%             1.03%

-------------------------
         * Includes net investment in operating leases.


         In 2002, higher net credit losses resulted largely from the continuation of a weak economy in the United States, and the continuation of a high level of personal bankruptcy filings.

         Under a profit maintenance agreement with Ford Credit, Ford has agreed to make payments to maintain Ford Credit's earnings at certain levels. In addition, under a support agreement with FCE, Ford Credit has agreed to maintain FCE's net worth above a minimum level. No payments were made under either of these agreements during the period 2000 through 2002.

         For further discussion of Ford Credit's credit losses, funding sources and funding strategies, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations". For a discussion of how Ford Credit manages its financial market risks, see Item 7A. "Quantitative and Qualitative Disclosure About Market Risk".


The Hertz Corporation
---------------------

         The Hertz Corporation ("Hertz") and its affiliates, associates and independent licensees represent what Hertz believes is the largest worldwide general use car rental brand based upon revenues. Hertz also operates one of the largest industrial and construction equipment rental businesses in North America based upon revenues. Hertz and its affiliates, associates and independent licensees, do the following:

     o    rent cars and light trucks
     o    rent industrial and construction equipment
     o    sell their used cars and equipment
     o    provide third-party claim management services

These businesses are operated from approximately 7,000 locations throughout the United States and in over 150 foreign countries and jurisdictions. Hertz is an indirect, wholly-owned subsidiary of Ford.

         Below are some financial highlights for Hertz (in millions):

                                                  Years Ended December 31,
                                                  -------------------------
                                                     2002           2001
                                                  ----------     ----------
    Revenue                                         $4,978         $4,925
    Pre-Tax Income                                     200              3
    Income before cumulative effect of
        change in accounting principle                 127             23
    Net Income/(Loss)                                 (167)            23

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

         Mobile Source Emissions Control -- U.S. Requirements. The Federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States. Currently, most light duty vehicles sold in the United States must comply with these standards for 10 years or 100,000 miles, whichever first occurs. The U.S. Environmental Protection Agency ("EPA") has promulgated post-2004 model year standards that are more stringent than the default standards contained in the Clean Air Act. These new regulations will require most light duty trucks to meet the same emissions standards as passenger cars by the 2007 model year. The stringency of the new standards presents compliance challenges and is likely to hinder efforts to employ light-duty diesel technology, which could negatively impact our ability to meet CAFE standards. The EPA also has promulgated post-2004 emission standards for "heavy-duty" trucks (8,500-14,000 lbs. gross vehicle weight). These standards are likely to pose technical challenges and may affect the competitive position of full-line vehicle manufacturers such as Ford.

         Pursuant to the Clean Air Act, California has received a waiver from the EPA to establish its own unique emissions control standards. New vehicles and engines sold in California must be certified by the California Air Resources Board ("CARB"). CARB has adopted stringent new vehicle emissions standards that will be phased in beginning in the 2004 model year. These new standards treat most light duty trucks the same as passenger cars and require both types of vehicles to meet new stringent emissions requirements. As with the EPA's post-2004 standards, CARB's vehicle standards present a difficult engineering challenge, and will essentially rule out the use of light-duty diesel technology.

         Since 1990, the California program has included requirements for manufacturers to produce and deliver for sale zero-emission vehicles, which produce no emissions of regulated pollutants ("ZEV"). Currently available ZEVs are typically battery-powered vehicles with narrow consumer appeal due to their limited range, reduced functionality, and high cost. The ZEV mandate initially required that a specified percentage of each manufacturer's vehicles produced for sale in California, beginning at 2% in 1998 and increasing to 10% in 2003, must be ZEVs. In 1996, CARB eliminated the ZEV mandate for the 1998-2002 model years, but retained the 10% mandate in a modified form beginning with the 2003 model year. Around the same time, vehicle manufacturers voluntarily entered into agreements with CARB to conduct ZEV demonstration programs. In 2001, CARB approved a series of complex modifications to the ZEV mandate that required manufacturers to produce increasing numbers of ZEVs and partial zero-emission vehicles ("PZEVs") between 2003 and 2018. PZEVs are vehicles certified to California's super-ultra-low emission vehicle ("SULEV") tailpipe standards, with zero evaporative emissions.

         In 2002, a federal court granted a preliminary injunction against enforcement of the ZEV mandate because it found that certain provisions are preempted by the federal CAFE law. That ruling is on appeal. In the meantime, in March 2003, California regulators proposed sweeping changes to the ZEV mandate that would shift the focus of the regulation away from battery-electric vehicles to advanced-technology vehicles (e.g., hybrid electric vehicles or compressed natural gas vehicles) with extremely low--but not zero--tailpipe emissions. In essence, the proposal would drop the current "pure ZEV" requirements in favor of increased requirements to produce advanced-technology vehicles, plus a requirement to produce a small number of zero-emission fuel cell vehicles by 2008. The proposal would also establish an "Independent Expert Review Panel" to periodically assess the state of ZEV technology. On one hand, the changes appear to reflect a welcome recognition that battery-electric vehicles simply do not have the potential to achieve widespread customer acceptance. On the other hand, the proposal calls for very large numbers of advanced-technology vehicles in future years; there are questions about the feasibility of these requirements, as well as California's authority to adopt them. We expect that this proposal will face significant opposition from certain groups that continue to support near-term requirements for battery-electric vehicles.

         The Clean Air Act permits other states that do not meet national ambient air quality standards to adopt California's motor vehicle emission standards no later than two years before the affected model year. New York, Massachusetts, Vermont, and Maine adopted the California standards effective with the 2001 model year or before. New York and Massachusetts have adopted the California ZEV mandate along with alternative ZEV compliance programs. Other states are considering the adoption of California vehicle standards, with or without the ZEV mandate. There are problems with transferring California standards to northeast states, including the following: 1) the driving range of ZEVs is greatly diminished in cold weather, thereby limiting their market appeal; and 2) the northeast states have refused to adopt the California reformulated gasoline regulations, which may impair the ability of vehicles to meet California's in-use standards.

         Ford has accumulated ZEV credits through sales of TH!NK brand electric vehicles, and it has plans to accumulate more credits by selling future PZEV models. In the longer term, however, it is doubtful whether the market will support the number of battery electric vehicles called for by the modified ZEV mandate. Fuel cell technology may in the future enable production of ZEVs with widespread consumer appeal, but it does not appear that production vehicles with fuel cell technology will be commercially feasible for years to come. Compliance with the ZEV mandate may eventually require costly actions that would have a substantial adverse effect on Ford's sales volume and profits. For example, Ford could be required to curtail the sale of non-electric vehicles and/or offer to sell electric vehicles well below cost. Other states may seek to adopt CARB's ZEV mandate pursuant to the Clean Air Act, thereby increasing the costs to Ford.

         Under the Clean Air Act, the EPA and CARB can require manufacturers to recall and repair non-conforming vehicles. The EPA, through its testing of production vehicles, also can halt the shipment of non-conforming vehicles. Ford may be required to recall, or may voluntarily recall, vehicles for such purposes in the future. The costs of related repairs or inspections associated with such recalls could be substantial.

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

         Stationary Source Emissions Control -- U.S. Requirements. In the United States, the Federal Clean Air Act also requires the EPA to identify "hazardous air pollutants" from various industries and promulgate rules restricting their emission. In 2002, the EPA issued proposed rules for a variety of industrial categories, several of which would further regulate emissions from our U.S. operations, including engine testing, automobile surface coating and iron casting. These technology-based standards could require certain of our facilities to significantly reduce their air emissions. If the final rules are unchanged from the proposals, the cost to us, in the aggregate, to comply with these standards could be substantial.

         Motor Vehicle Safety -- U.S. Requirements. The National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act") regulates motor vehicles and motor vehicle equipment in the United States in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration (the "Safety Administration"). Meeting or exceeding many safety standards is costly because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. A manufacturer also is obligated to recall vehicles if it determines that they do not comply with a safety standard. Should Ford or the Safety Administration determine that either a safety defect or a noncompliance exists with respect to certain of Ford's vehicles, the costs of such recall campaigns could be substantial. There were pending before the Safety Administration approximately 40 investigations relating to alleged safety defects or potential compliance issues in Ford vehicles as of February 11, 2003.

         The Transportation Recall Enhancement, Accountability, and Documentation Act (the "TREAD Act") was signed into law in November 2000. The TREAD Act mandates that the Safety Administration establish several new regulations including reporting requirements for motor vehicle manufacturers on foreign recalls and certain information received by the manufacturer that may assist the agency in the identification of safety defects.

         Foreign Requirements. Canada, the EU, individual member countries within the EU, and other countries in Europe, South America and the Asia Pacific markets also have safety standards applicable to motor vehicles and are likely to adopt additional or more stringent standards in the future. In addition, the European Automobile Manufacturers Association (of which Ford is a member) ("ACEA") made a voluntary commitment in June 2001 to introduce a range of safety measures to improve pedestrian protection with the first phase starting in 2005 and a second phase starting in 2010. Similar commitments were subsequently made by the Japanese and Korean automobile manufacturers associations. As a result, over 99% of cars and small vans sold in Europe are covered by industry safety commitments. After consultation with the European Council of Ministers and the European Parliament, the European Commission released a proposal for a directive in February 2003, which includes only the principal requirements and objectives of the industry commitments (i.e., the application dates, the types of tests to be conducted and the limit values to be achieved). The detailed provisions for various tests prescribed by the directive will be subject to a subsequent Commission decision related to the industry commitments, which is scheduled for publication in late 2003.

         Motor Vehicle Fuel Economy -- U.S. Requirements. Under federal law, vehicles must meet minimum CAFE standards set by the Safety Administration. A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the three succeeding model years.

         The law established a passenger car CAFE standard of 27.5 mpg for 1985 and later model years, which the Safety Administration believes it has the authority to amend to a level it determines to be the maximum feasible level. The current CAFE standard applicable to light trucks is 20.7 mpg. In late 2002, the Safety Administration issued a Notice of Proposed Rulemaking that would increase the CAFE standard for light trucks to 21.0 mpg for model year 2005;
21.6 mpg for model year 2006; and 22.2 mpg for model year 2007. Ford and the Alliance of Automobile Manufacturers have submitted extensive comments on the proposed rule, which we expect will be finalized later in 2003. We expect that light truck standards will continue to increase beyond model year 2007, and it is also likely that the Safety Administration will soon issue proposed increases in passenger car standards as well. There is renewed interest in CAFE in Congress, and there is some potential for new legislation that avoids the regulatory process and establishes new standards by statute.

         Pressure to increase CAFE standards stems in part from concerns over greenhouse gas emissions, which may affect the global climate. With respect to greenhouse gas emissions, the Bush administration released a climate change policy initiative in February 2002. The Bush administration plan stresses voluntary measures and a cap-and-trade program to stem the growth of greenhouse gas emissions. The Bush administration also has launched the Freedom Car initiative, which supports research for fuel cell-powered vehicles. Other nations continue to press for United States ratification of the so-called "Kyoto Protocol," which would require the United States to reduce greenhouse gas emissions by 7% below its 1990 levels. The Kyoto Protocol does not currently have the support of either the Bush administration or Congress. Separately, a petition has been filed with the EPA requesting that it regulate carbon dioxide (CO2, a greenhouse gas) emissions from motor vehicles under the Clean Air Act. The petitioners have filed suit in an effort to compel a formal response from the EPA. Several state Attorneys General have also signaled their intention to sue the EPA to compel regulation of CO2 emissions.

         In 2002, California enacted legislation authorizing CARB to regulate greenhouse gas emissions from new motor vehicles beginning in the 2009 model year. Other states are considering similar legislation. CO2 is the primary greenhouse gas emitted from motor vehicles, and the amount of CO2 emissions is proportional to the amount of fuel used. It is possible that CARB may attempt to implement the law by setting fleet average standards for vehicle CO2 emissions, although we believe this would be prohibited by the federal fuel economy law.

         In general, a continued increase in demand for larger vehicles, coupled with a decline in demand for small and middle-size vehicles, could jeopardize our long-term ability to comply with CAFE standards. In addition, if significant increases in CAFE standards for upcoming model years are imposed beyond those presently proposed, or if the EPA or other agencies regulate CO2 emissions from motor vehicles, we might find it necessary to take various costly actions that could have substantial adverse effects on our sales volume and profits. For example, we might have to curtail production of larger, family-size and luxury cars and full-size light trucks, restrict offerings of engines and popular options, and increase market support programs for our most fuel-efficient cars and light trucks.

         Foreign Requirements. The EU also is a party to the Kyoto Protocol and has agreed to reduce greenhouse gas emissions by 8% below their 1990 levels during the 2008-2012 period. In December 1997, the European Council of Environment Ministers (the "Environment Council") reaffirmed its goal to reduce average CO2 emissions from new cars to 120 grams per kilometer by 2010 (at the latest) and invited European motor vehicle manufacturers to negotiate further with the European Commission on a satisfactory voluntary environmental agreement to help achieve this goal. In October 1998, the EU agreed to support an environmental agreement with the European Automotive Manufacturers Association (of which Ford is a member) on CO2 emission reductions from new passenger cars (the "Agreement"). The Agreement establishes an emission target of 140 grams of CO2 per kilometer for the average of new cars sold in the EU by the Association's members in 2008. In addition, the Agreement establishes an estimated target range of 165-170 grams of CO2 per kilometer for the average of new cars sold in 2003. Also in 2003, the Association will review the potential for additional CO2 reductions, with a view to moving further toward the EU's objective. The Agreement assumes (among other things) that no negative measures will be implemented against diesel-fueled cars and the full availability of improved fuels with low sulfur content in 2005. Average CO2 emissions of 140 grams per kilometer for new passenger cars corresponds to a 25% reduction in average CO2 emissions compared to 1995.

         The Environment Council requested the European Commission to review in 2003 the EU's progress toward reaching the 120 gram target by 2010, and to implement annual monitoring of the average CO2 emissions from new passenger cars and progress toward achievement of the objectives for 2003.

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

         End-of-Life Vehicle Directive -- The European Parliament has published a directive imposing an obligation on motor vehicle manufacturers to take back end-of-life vehicles with zero or negative value registered after July 1, 2002, and to take back all other end-of-life vehicles with zero or negative value as of January 1, 2007, with no cost to the last owner. The directive also imposes requirements on the proportion of the vehicle that may be disposed of in landfills and the proportion that must be reused or recycled beginning in 2006, and bans the use of certain substances in vehicles beginning with vehicles registered after July 2003. Member states may apply these provisions prior to the dates mentioned above.

         Presently, there are numerous uncertainties surrounding the form and implementation of the legislation in different member states, especially regarding manufacturers' responsibilities and the resultant expenses that may be incurred. As of December 31, 2002, the following five member states have adopted legislation to implement the directive: The Netherlands, Germany, Belgium, Austria and Spain. In addition, Norway has adopted legislation similar to the directive. Based on the legislation that has been enacted to date, we have accrued $70 million at December 31, 2002 for compliance costs we expect to incur in respect of our existing vehicle populations in those countries. Depending on the legislation implemented in the ten member states that have not yet enacted legislation and other circumstances, we may be required to take additional accruals for the expected costs to comply with these regulations. Although all of the member states were required to enact legislation to implement the directive by April 21, 2002, implementation of the directive has been delayed in some countries and is now expected to be substantially finalized during 2003. The directive should not, however, result in significant cash expenditures before 2007.

         Pollution Control Costs -- During the period 2003 through 2007, we expect to spend approximately $377 million on our North American and European facilities to comply with air and water pollution and hazardous waste control standards, which now are in effect or are scheduled to come into effect. Of this total, we estimate spending approximately $68 million in 2003 and $102 million in 2004.

                                 Employment Data

         The average number of people we employed by geographic area was as follows for the years indicated:
                                                  2002                2001
                                             ---------------    ----------------

         United States                           161,868             165,787
         Europe                                  136,717             139,355
         Other                                    51,736              53,533
                                                 -------            --------

              Total                              350,321             358,675
                                                 =======             =======

         Most of our employees work in our Automotive sector. In 2002, the average number of people we employed decreased approximately two percent. The decrease reflects a reduction in employment in our Automotive sector in North America and Europe and the partial-year effect of the sale of our Kwik-Fit subsidiary. The numbers above include approximately 19,800 hourly employees of Ford who are assigned to

Visteon Corporation, and, pursuant to our collective bargaining agreement with the United Automobile Workers (the "UAW"), remain Ford employees. The number of Ford employees assigned to Visteon has declined from approximately 24,000 at the time of our spin-off of Visteon as a result of retirements and, in some cases, the return of employees to Ford. Visteon reimburses us for all costs to us associated with these employees.

         For further information regarding employment statistics of Ford, see
Item 6. "Selected Financial Data" later in this Report. For information concerning employee retirement benefits, see Note 20 of our Notes to Financial Statements at the end of this Report.

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

         We have entered into a collective bargaining agreement with the UAW that is scheduled to expire on September 14, 2003. Negotiation of a new collective bargaining agreement with the UAW could result in our incurring costs different than currently anticipated. We also have recently entered into a new collective bargaining agreement with the Canadian Automobile Workers ("CAW") that is scheduled to expire on September 20, 2005. Among other things, our agreements with the UAW and CAW provide for guaranteed wage and benefit levels throughout their terms and provide for significant employment security. As a practical matter, these agreements restrict our ability to eliminate product lines, close plants and divest businesses. These agreements can also limit our ability to change local work rules and practices. Our Revitalization Plan assumes full compliance with our obligations under existing collective bargaining agreements.

         Consistent with the Revitalization Plan, for example, our new agreement with the CAW provides for the closure of our Ontario Truck Plant in 2004. In addition to the closure of the Ontario Truck Plant in July 2004, the new CAW agreement includes a requirement to make a $600 million (Canadian Dollar) investment in our Oakville Assembly Plant for the new Ford Freestar and Mercury Monterey minivans, and a commitment to provide 900 jobs at the Oakville site during the term of this agreement.

         We are or will be negotiating new collective bargaining agreements with labor unions in Mexico, Australia, Taiwan, Thailand where current agreements will expire in 2003. We are or will be negotiating a new collective bargaining agreement to cover the employees of our Land Rover subsidiary, whose current agreement also will expire in 2003.

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

         In addition to our collective bargaining agreement with the UAW, we entered into a separate agreement with the UAW in connection with the sale of our Dearborn steel-making operations to Rouge Industries, Inc., then known as Marico Acquisition Corp., in 1989. As part of the sale, employees of our former steel-making operations became employees of Rouge Steel Company, a wholly-owned subsidiary of Rouge Industries, Inc. ("Rouge"). Pursuant to the UAW agreement, we agreed that Rouge hourly employees who, at the time of the sale, were represented by the UAW and met certain seniority requirements would be allowed to return to Ford to work in one of our Rouge area plants if they were laid off by Rouge in the future as a result of a layoff of unknown duration, a permanent discontinuance of operations by Rouge or a sale of the assets of Rouge. The right to return remains in effect with respect to each eligible employee for a period equal to the employee's Ford seniority as of the date of the sale by Ford. Approximately 800 former Ford employees currently employed by Rouge are covered by this agreement. In part to avoid the occurrence of one or more of the triggering events described above, we have extended subordinated credit to Rouge totaling $90 million through June 30, 2004. In its Annual Report on Form 10-K for the year ended December 31, 2002, Rouge stated that it has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern.


                      Engineering, Research and Development

         We conduct engineering, research and development primarily to improve the performance (including fuel efficiency), safety and customer satisfaction of our products, and to develop new products. We also have staffs of scientists who engage in basic research. We maintain extensive engineering, research and design centers for these purposes, including large centers in Dearborn, Michigan; Dunton, Gaydon and Whitley, England; Gothenburg, Sweden; and Merkenich, Germany. Most of our engineering research and development relates to our Automotive operating segment.

         During the last three years, we took charges to our consolidated income for engineering, research and development we sponsored in the following amounts:
$7.7 billion (2002), $7.3 billion (2001), and $6.8 billion (2000). Any customer-sponsored research and development activities that we conduct are not material.

Item 2.  Properties
-------------------

         We own substantially all of our U.S. manufacturing and assembly facilities. These facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, and transmission plants. Most of our distribution centers are leased (approximately 43% are owned). A substantial amount of our warehousing is provided by third party providers under service contracts. All of the warehouses that continue to be operated by us are leased, although many of our manufacturing and assembly facilities contain some warehousing space. Substantially all of our sales offices are being leased.

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

         Our Automotive sector operates approximately 81 plants; 65 distribution centers/warehouses; and 53 engineering and research and development sites. We operate significantly fewer distribution centers/warehouses than reported in 2001 as a result of an increase in the use of warehousing services provided by third party providers under service contracts. The number of facilities dedicated as distribution centers has not materially changed from 2001.

         In addition to the plants that we operate directly, we are a partner in a number of joint ventures that operate plants that support our Automotive segment. The most significant of these joint ventures are:

     o AutoAlliance International ("AAI") - a 50/50 joint venture with Mazda (of which we own 33.4%), which owns and operates as its principal business an automobile vehicle assembly plant in Flat Rock, Michigan. AAI currently produces the Mazda6 vehicle and, beginning in 2004, is planning to produce the next-generation Ford Mustang for the 2005 model year. Ford supplies all of the hourly and substantially all of the salaried labor requirements to AAI and AAI reimburses Ford for the full cost of that labor.

     o AutoAlliance (Thailand) ("AAT") - a 50/50 joint venture with Mazda, which owns and operates a manufacturing plant in Rayong, Thailand. AAT produces the Ford Ranger and Mazda B-Series pick up trucks for the Thai market and for export to over 100 countries worldwide (other than North America), in both built up and CKD kit form. AAT will begin producing the Ford Everest, a derivative of the Ford Ranger, for the Thai and export markets later this year. All of the hourly and salaried labor requirements for AAT are employees of AAT.

     o Blue Diamond Truck, S de RL de CV - a joint venture between Ford (49% partner) and International Truck and Engine Corporation (51% partner), the operating arm of Navistar International Corporation ("Navistar"). Blue Diamond Truck develops and manufactures selected medium and light commercial trucks in Mexico and sells the vehicles to Ford and Navistar for their own independent distribution. Blue Diamond Truck commenced manufacturing operations in December 2002, with its first products, the Ford F-650/750 trucks, being shipped in February 2003. A Navistar subsidiary supplies all of the hourly labor and most of the salaried labor requirements of Blue Diamond Truck, with Blue Diamond Truck reimbursing Navistar for related costs.

     o Blue Diamond Parts, LLC - a joint venture between Ford (51% partner) and Navistar (49% partner). Blue Diamond Parts manages sourcing, merchandising, and distribution of various replacement parts. It is designed principally to (a) increase Ford's share of the service parts business for Ford vehicles sold in North America that are equipped with Navistar diesel engines and (b) provide service parts support for trucks produced by Blue Diamond Truck. Both Ford and Navistar supply the labor requirements of Blue Diamond Parts. Blue Diamond Parts reimburses Ford and Navistar for the full cost of the labor supplied by them.

     o Ford Otosan - a long-standing joint venture in Turkey between Ford (41% partner), the Koc Group of Turkey (41% partner) and public investors (18%) that is our single source supplier of the new Ford Transit Connect vehicle. In addition, we recently announced that production of the Ford Transit Van in Europe currently taking place at our Genk Plant in Belgium will be transferred to the Kocaeli Plant owned by Ford Otosan. Ford Otosan now assembles a limited number of Transit Vans for selected markets. We expect that the Kocaeli Plant's capacity will be expanded to replace the Genk Plant production following conclusion of binding agreements. At that point, Ford Otosan will assemble Transit as a major supplier to our European Automotive operations. Production of the Transit Van in Southampton, England will continue. Substantially all of the salaried and hourly labor requirements of Ford Otosan are employees of Ford Otosan, with only a limited number of Ford salaried employees assigned to Ford Otosan to provide technical assistance. Ford Otosan reimburses us for the full cost of the employees we supply.

     o Getrag Ford Transmissions GmbH - a 50/50 joint venture with Getrag Deutsche Venture GmbH & Co. Kg i.G., a German company, to which we transferred our European manual transmission operations in Halewood, England, Cologne, Germany and Bordeaux, France. The Getrag joint venture produces manual transmissions for our European vehicle assembly operations. Ford currently supplies most of the hourly and salaried  labor  requirements  of the  operations  transferred  to the
          Getrag joint venture. Ford employees who worked at the manual transmission operations that were transferred at the time of the formation of the joint venture are assigned to the joint venture by Ford. In the event of surplus labor at the joint venture, Ford employees assigned to the joint venture may return to Ford. Employees hired in the future to work in these operations will be employed directly by the joint venture. Getrag Ford Transmissions GmbH reimburses Ford for the full cost of the hourly and salaried labor supplied by Ford.

     o ZF Batavia L.L.C. - a joint venture between Ford (49% partner) and ZF Friedrichshafen Germany (51% partner), which owns and operates our former Batavia, Ohio automatic transmission business. ZF Batavia will produce, starting in 2003, a Front Wheel Drive Continuously Variable Transmission (CVT) for use in certain of our vehicles sold in North America and Europe. ZF Batavia also produces a Front Wheel Drive 4-Speed Automatic Transmission that is currently used in the Ford Mondeo, as well as in both the Ford Escape and the Mazda Tribute. Ford supplies part of the hourly labor requirements to the ZF Batavia plant consisting primarily of Ford hourly employees who worked at the plant prior to the joint venture being formed. ZF Batavia reimburses Ford for the full cost of the hourly labor.

     o Tenedora Nemak, S.A. de C.V. - a joint venture between Ford (20% partner) and a subsidiary of Alfa S.A. de C.V., a Mexican conglomerate (80% partner), that owns and operates, among other facilities, our former Canadian castings operations and supplies engine blocks and heads to several of our engine plants. Ford supplies a portion of the hourly labor requirements to the castings operation. Tenedora Nemak, S.A. de C.V. reimburses Ford for the full cost of the hourly labor supplied by Ford.

     o TEKFOR Cologne GmbH - a planned 50/50 joint venture with Neumayer Holding GmbH, a German company, to which Ford-Werke AG intends to transfer the operations of the Ford forge in Cologne. The joint venture will produce forged components, primarily for transmissions and chassis, for use in Ford vehicles and sale to third parties. We expect current employees of the Cologne Forge Plant to be assigned to the joint venture by Ford and remain employees of Ford. All new employees hired to work at the forge will be hired as employees of the joint venture. In the event of surplus labor at the joint venture, Ford employees assigned to the joint venture may return to Ford. TEKFOR Cologne GmbH will reimburse Ford for full cost of the Ford employees assigned to the joint venture.

     o Changan Ford Automobile Corporation ("Changan Ford") - a joint venture among Ford (50% partner), the Changan Automobile (Group) Company, Ltd. (24% partner) and Chongqing Changan Automobile Co., Ltd. (26% partner). Changan Ford produces and distributes in China a compact family sedan vehicle, the Ford Fiesta, and is planning to launch the Ford Mondeo in 2003. Most of the hourly and salaried labor requirements of Changan Ford are employees of the joint venture, with Ford supplying only a small portion of the labor requirements. Changan Ford reimburses Ford for substantially all the cost of the labor supplied by Ford.

     o Jiangling Motors Corporation - a joint venture in China between Ford (30% partner), the Jiangling Motors Company Group of China (41% partner) and public investors (29%) that assembles the Ford Transit Van and other non-Ford vehicles for distribution in China. Substantially all of the hourly and salaried labor requirements of Jiangling Motors Corporation are employees of the joint venture.

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

Firestone Matters
-----------------

         Recall and National Highway Traffic Safety Administration Matters. On August 9, 2000, Bridgestone/Firestone, Inc. ("Firestone") announced a recall of all Firestone ATX and ATX II tires (P235/75R15) produced in North America since 1991 and Wilderness AT tires of that same size manufactured at Firestone's Decatur, Illinois plant. Firestone estimated that about 6.5 million of the affected tires were still in service on the date the recall was announced. The recall was announced following an analysis by Ford and Firestone that identified a statistically significant incidence of tread separation occurring in the affected tires. Most of the affected tires were installed as original equipment on Ford Explorer sport utility vehicles. This original recall was substantially completed by the end of the first quarter of 2001. On May 22, 2001, we announced that we would replace all remaining Firestone Wilderness AT tires (about 13 million tires) on our vehicles. This precautionary action was based on an analysis of data on the actual road performance of these tires, comparisons with the performance of comparable tires by other tire makers, a review of information developed by and received from the Safety Administration, and laboratory and vehicle testing. This program has also been completed.

         The Safety Administration investigated the tread separation matter both to make a root cause assessment and to determine whether Firestone's recall should be expanded to include other Firestone tires. We actively cooperated with the Safety Administration in their investigation. On February 12, 2002, the Safety Administration issued a report denying an earlier request for an investigation into the handling and stability of the Ford Explorer after a tread separation. In its report, the Safety Administration specifically analyzed and rejected each of allegations made in the request. The Safety Administration based its denial on both a technical analysis of the steering and handling of the Ford Explorer as well as a review of crash data that indicated "no significant difference in the likelihood of a crash following a tread separation between Explorer vehicles and other compact SUVs."

         Firestone Tire Related Litigation. In the United States, the above-described defect in certain Firestone tires, most of which were installed as original equipment on Ford Explorers, has led to a significant number of personal injury and class action lawsuits against Ford and Firestone. These cases are described below.

         Firestone Personal Injury Actions. Plaintiffs in the personal injury cases typically allege that their injuries were caused by defects in the tire that caused it to lose its tread and/or by defects in the Ford Explorer that caused the vehicle to roll over. We are a defendant in these actions and, as with all litigation we face, are investigating the circumstances surrounding the accidents and preparing to defend our product in the event we are unable to reach reasonable resolution. In addition to the significant number of personal injury cases against us related to accidents in the United States allegedly caused by tread separations involving Firestone tires on our vehicles, we are also a party to numerous cases filed by residents of foreign countries involving accidents outside of the United States allegedly caused by the same tire issues. A number of these cases have been filed in courts in the United States and are pending in the federal court in Indianapolis, and in state courts in Texas and Tennessee.

         Firestone Class Actions. Over 100 Firestone-related class actions have been filed against us, but most have been consolidated into a single case now pending in federal court in Indianapolis. Plaintiffs in these cases have never been injured in an accident involving Firestone tires, but they seek to recover, on behalf of all purchasers of Ford Explorers with Firestone tires, the alleged diminution in vehicle value caused by the use of those tires or by the alleged instability of Explorers. Plaintiffs also seek punitive damages.

         In the case pending in Indianapolis, the United States Court of Appeals for the Seventh Circuit has ruled that the case cannot be maintained as a nationwide or statewide class action. Plaintiffs' petition for a writ of certiorari in the United States Supreme Court was denied. Plaintiffs are likely to begin focusing on one or more of the 15 cases that have not yet been transferred to Indianapolis. These cases were filed in state courts in Illinois (2 cases), Pennsylvania, South Carolina (2 cases), Wisconsin, Arkansas (2 cases), California (2 cases), Louisiana, Ohio, Texas, Connecticut, and Florida. Some of these cases have been removed to federal court and are likely to be transferred to the court in Indianapolis, where they will be subject to the Seventh Circuit's order denying class certification. Some of these cases, however, will remain in state court where the trial courts will be free to reconsider the issue of class certification.

         In one of the cases filed in Illinois, and in one of the cases filed in South Carolina, the trial courts have already certified statewide classes. In those cases, however, plaintiffs are not relying on any alleged defects in the Ford Explorer; rather, they allege only that Firestone ATX and Wilderness AT tires installed on Ford Explorers and Mercury Mountaineers are defective. Since we have already agreed to replace all of these tires, we are seeking to have these cases dismissed as moot. We will also be seeking appellate review of these rulings.

         Firestone Securities Class Actions. Seven class actions were consolidated in federal court in Detroit alleging securities fraud and violations of Rule 10b-5 on behalf of all persons who purchased Ford stock during the period from March 1998 through August 2000. The plaintiffs allege that, during that period of time, the defendants made misrepresentations about the safety of Ford products and the Ford Explorer in particular, and failed to disclose material facts about problems with Firestone tires and the safety of Ford Explorers equipped with Firestone tires. The plaintiffs claim that, as a result of these misrepresentations or omissions, they purchased Ford stock at inflated prices and were damaged when the price of the stock fell upon announcement of the recall and subsequent revelations. On December 10, 2001 the federal district court granted our motion to dismiss and dismissed the consolidated action with prejudice. The court denied plaintiffs motion for leave to file an amended complaint and plaintiffs filed an appeal to the Sixth Circuit Court of Appeals. All briefs on appeal have been filed and we are awaiting oral argument.

         Venezuelan Matters. In Venezuela, the investigation being conducted by the Attorney General's Office as to whether criminal charges should be filed against Firestone and Ford employees as a result of tire tread separation accidents that occurred in that country remains open. The Venezuelan consumer protection agency (INDECU) is assisting in this investigation. INDECU has submitted an extensive report alleging there are no defects in the Firestone tires rather that the tire tread separation was the result of the inflation pressure specified by Ford. The report also alleges a series of defects in the Ford Explorer including defects in the steering knuckle and spindle, shock absorbers, roof design, front axle fastener, the general electronic module and powertrain control module. These allegations are contrary to the Safety Administration's findings and Ford's analysis of U.S. and Venezuelan accidents involving the Ford Explorer. In a separate investigation being conducted by the Venezuelan National Assembly concerning the cause of the accidents, a preliminary report was filed on December 5, 2001 by the Technical Commission appointed to conduct the investigation. The report did not contain any conclusions regarding the cause of the accidents; it only detailed the work performed by the committee up to that date. Since the release of the INDECU report, the National Assembly has demonstrated renewed interest in its own investigation. We have submitted to the Attorney General a written rebuttal of the INDECU report and, in late September, members of Ford Venezuela's senior management appeared before the National Assembly to refute INDECU's findings. Due to the political situation in Venezuela, there has been very little activity concerning this matter at either the National Assembly or at the Attorney General's Office since December 2002.


Other Product Liability Matters
-------------------------------

         Asbestos Matters. Asbestos was used in brakes, clutches and other auto components dating from the early 1900s. Along with other vehicle manufacturers, we have been the target of asbestos litigation and, as a result, we are a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and other products containing asbestos. Plaintiffs in these personal injury cases allege various health problems as a result of asbestos exposure either from (i) component parts found in older vehicles (ii) insulation or other asbestos products in our facilities or (iii) asbestos aboard our former maritime fleet. The majority of these cases have been filed in the state courts in essentially every state in the country.

         Most of the asbestos litigation we face involves mechanics or other individuals who have worked on the brakes of our vehicles over the years. Also, in most of asbestos litigation we are not the sole defendant. We believe we are being more aggressively targeted in asbestos suits because many previously targeted companies have filed for bankruptcy. We are prepared to defend these asbestos related cases and, with respect to the cases alleging exposure from our component parts, believe that the scientific evidence confirms our long-standing position that mechanics and others are not at an increased risk of asbestos related disease as a result of exposure to asbestos used in our vehicles.

         The extent of our financial exposure to asbestos litigation remains very difficult to estimate. The majority of our asbestos cases do not specify a dollar amount for damages, and in many of the other cases the dollar amount specified is the jurisdictional minimum. The vast majority of these cases involve multiple defendants, with the number in some cases exceeding 100. At the same time, although our annual payout and related defense costs in asbestos cases have not, to date, been substantial, they are increasing and may increase more rapidly in the future. The total number of claims pending against us as of February 28, 2003 is approximately 25,000, compared with approximately 23,000 claims as of December 31, 2002 and 18,000 claims as of December 31, 2001. This, together with the trends in civil litigation toward larger jury verdicts and punitive damages awards, will result in increased costs in 2003 and could result in our costs for asbestos-related claims becoming substantial in the future.

         Romo v. Ford. During December, 1994, an action was filed in Superior Court in Stanislaus County, California, alleging that manufacturing and design defects in a 1978 Bronco and failure to warn caused the deaths of three members of the plaintiff's family. The trial in July 1999 resulted in a jury verdict ordering us to pay $290 million in punitive damages and $5 million in compensatory damages, on which interest continues to accrue. Following the trial, the trial judge set aside the punitive damages award based on a finding of misconduct during jury deliberations. On June 28, 2002, the California Court of Appeals reinstated the original jury verdict. In reinstating the verdict, the three-judge appeals panel acknowledged that there was juror misconduct during the early stages of deliberations, but stated that there was no proof that we had been prejudiced by the misconduct or that the jury had ultimately failed to decide the case on the legal instructions given by the trial judge. The appeals court also rejected our contention that the punitive damages were not warranted by the evidence and were, in any event, excessive. An appeal of the appellate court's decision to the California Supreme Court was denied. On January 21, 2003, we filed a petition for certiorari in the United States Supreme Court.

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

         Cleveland Casting Plant. Following an inspection by the Cleveland Local Air Agency (which has been delegated enforcement authority by Ohio EPA), our Cleveland Casting Plant received a notice of violation in July 2002. The NOV alleges that the Plant exceeded a number of its permit limitations, modified its emission sources without first obtaining a permit to install, and did not operate certain process equipment according to permit requirements. If Ford is determined to have violated its permit requirements or Ohio EPA regulations, Ford could be required to pay fines or take other actions, the aggregate cost of which could exceed $100,000.


Class Actions
-------------

         Paint Class Actions. There are two purported class actions pending against us in Texas and Illinois alleging claims for fraud, breach of warranty, and violations of consumer protection statutes. The Texas case purports to assert claims on behalf of Texas residents who have experienced paint peeling in certain 1984 through 1992 model year Ford vehicles. The Illinois case purports to assert claims on behalf of residents of all states except Louisiana and Texas who have experienced paint peeling on most 1988 through 1997 model year Ford vehicles. Plaintiffs in both cases contend that their paint is defective and susceptible to peeling because we did not use spray primer between the high-build electrocoat ("HBEC") and the color coat. The lack of spray primer allegedly causes the adhesion of the color coat to the HBEC to deteriorate after extended exposure to ultraviolet radiation from sunlight. Plaintiffs in both cases seek unspecified compensatory damages (in an amount to cover the cost of repainting their vehicles and to compensate for alleged diminution in value), punitive damages, attorneys' fees and interest.

         In the Texas case, Sheldon, the trial court certified a class of Texas owners who experienced paint peeling because of the alleged defect. That order was reversed by the Texas Supreme Court, but the trial court granted a renewed motion for class certification and certified two classes consisting of original owners of class vehicles who experienced peeling paint and all original owners who paid us or a Ford dealer to repaint their vehicles. Our appeal from this order to the Texas Court of Appeals is pending. In the Illinois case, Phillips, the trial court denied our motion to dismiss and plaintiff's motion for class certification is pending.

         Ford/Citibank Visa Class Action. Following the June 1997 announcement of the termination of the Ford/Citibank credit card rebate program, five purported nationwide class actions and two purported statewide class action were filed against us; Citibank is also a defendant in some of these actions. The actions allege damages in an amount up to $3,500 for each cardholder who obtained a Ford/Citibank credit card in reliance on the rebate program and who is precluded from accumulating discounts toward the purchase or lease of new Ford vehicles after December 1997 as a result of the termination of the rebate program. Plaintiffs contend that defendants deceptively breached their contract by unilaterally terminating the program, that defendants have been unjustly enriched as a result of the interest charges and fees collected from cardholders, and further, that defendants conspired to deprive plaintiffs of the benefits of their credit card agreement. Plaintiffs seek compensatory damages, or alternatively, reinstatement of the rebate program, and punitive damages, costs, expenses and attorneys' fees. The five purported nationwide class actions were filed in state courts in Alabama, Illinois, New York, Oregon and Washington, and the purported statewide class actions were filed in a California state courts. The Alabama court has conditionally certified a class consisting of Alabama residents. Ford removed all of the cases, except the most recently filed California state court case filed in December 2002, to federal court which consolidated and transferred the cases to federal court in Washington for pretrial proceedings. In October 1999, the federal court dismissed the consolidated proceedings for lack of jurisdiction and sent each action back to the state court in which it originated. We appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which affirmed the trial court. The United States Supreme Court granted our petition for a writ of certiorari but dismissed the writ after oral argument. Five of the cases will be remanded to state courts in Alabama, California, Illinois, New York and Washington. The case in Oregon has been dismissed.

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

         The Illinois court in Higginbotham found that the lease end residual value of Ms. Higginbotham's vehicle was properly valued and, as a result, Ms. Higginbotham was an inadequate representative for the class. Subsequently, Ms. Higginbotham voluntarily dismissed her intervention counterclaim without prejudice in the Illinois state court and has reactivated her initial suit in the Florida federal court, pursuing substantially similar claims on behalf of herself and others similarly situated. Consequently, the Higginbotham case is proceeding in Florida. In addition, Ford Credit has filed a response to plaintiff's motion for class certification and has renewed its motion for summary judgment based on information obtained in discovery. Plaintiffs have filed a Request for Judicial Notice of Newly Discovered Evidence to support their motion for class certification and to oppose our motions for summary judgment.

         Retail Lessee Insurance Coverage Class Action. On May 24, 1999, Michigan Mutual Insurance Company was served with a purported class action complaint in federal court in Florida alleging that the Ford Commercial, General Liability and Business Automobile Insurance Policy, and the Personal Auto Supplement to that policy, provides uninsured/underinsured motorist coverage and medical payments coverage to retail lessees of Ford vehicles (e.g., to Red Carpet lessees). We are required to defend and indemnify Michigan Mutual. We believe the complaint rests on an untenable interpretation of the Michigan Mutual policy, which was intended to cover company cars and lease evaluation vehicles. Unfortunately, however, the Florida Court of Appeals in a prior action brought by a single individual, has accepted plaintiffs' interpretation of the policy. The Florida court's opinion should not be controlling in federal court, however, and we have filed a motion for summary judgment based on the policy language and the intention of the parties. Plaintiffs responded to our motion, cross-moved for summary judgment in their favor, moved to amend their complaint, and moved for class certification. The federal district court denied our motion to dismiss and our request to certify the question for immediate appeal, but also denied plaintiffs' motion to certify a class. We expect the plaintiffs will renew their motion for class certification.

         Throttle Body Assemblies Class Action. A purported nationwide class action is pending in federal court in Ohio on behalf of all persons who own or lease 1999 Mercury Villagers. The complaint alleges that the vehicle has a defective throttle body assembly that causes the gas pedal to intermittently lock or stick in the closed position. The complaint alleges breach of warranty, negligence, and violation of consumer protection statutes. Plaintiffs seek an order requiring us to recall the vehicles. They also seek unspecified compensatory damages, treble damages, attorneys fees, and costs. The trial court has denied plaintiffs' motion to certify a nationwide class, but plaintiffs' motion to certify a statewide class is pending.

         Windstar Transmission Class Actions. Two purported class actions are pending, alleging that we marketed, advertised, sold, and leased 1995 Windstars in a deceptive manner by misrepresenting their quality and safety and actively concealing defects in the transmissions. One case is pending in California state court and is limited to owners and lessees of that state. Another case is pending in Illinois state court and purports to represent owners and lessees from all states. Plaintiffs contend that transmissions in the Windstar have prematurely suffered from shifting problems and acceleration failures, requiring early replacement at substantial expense to owners. The cases assert several statutory and common law theories, and seek several types of relief, including unspecified compensatory damages, punitive damages, and injunctive relief. Plaintiffs' have filed a motion for class certification in the California case.

         Seat Back Class Actions. Four purported statewide class actions were filed in state courts in Maryland, New Hampshire, New Jersey and New York against Ford, General Motors Corporation and DaimlerChrysler AG alleging that seat backs with single recliner mechanisms are defective. Plaintiffs in each of these suits alleged that seats installed in class vehicles (defined as almost all passenger cars made after 1991) are defective because the seat backs are unstable and susceptible to rearward collapse in the event of a rear-end collision. The purported class in each state consists of all persons who own a class vehicle and specifically excludes all persons who have suffered personal injury as a result of the rearward collapse of a seat. Plaintiffs allege causes of action for negligence, strict liability, implied warranty, fraud, and civil conspiracy. Plaintiffs also allege violations of the consumer protection statutes in the various states. Plaintiffs seek "compensatory damages measured by the cost of correcting the defect, not to exceed $5,000 for each class vehicle." Ford's motions to dismiss were granted in Maryland, New Hampshire, and New York, and Ford's motion for summary judgment was granted in New Jersey. The New Hampshire Supreme Court affirmed the trial court's ruling. The Maryland Court of Appeals (Maryland's highest court) has agreed to review the dismissal of the Maryland case. Plaintiffs' appeals are pending in New York and New Jersey.

         Fair Lending Class Action. A purported class action in federal court in New York (Jones) alleges that Ford Credit's pricing practices discriminate against African-Americans. Specifically, plaintiffs allege, "although Ford Credit's initial analysis applies objective criteria to calculate the risk-related 'Buy Rate,' Ford Credit then authorizes a subjective component in its credit pricing system - the Mark-up Policy - to impose additional non-risk charges." A second case, pending in federal court in Nashville (Claybrook v. Primus), contains similar allegations concerning Primus accounts. A third case was filed in the Pennsylvania federal district court in which a Latino community-based organization, Ceiba, Inc., has made similar allegations on behalf of Latino Americans. Ford Credit is only one of several defendants in the Pennsylvania case.

         F-150 Radiator Class Actions. Two purported class actions are pending alleging that the Company defrauded purchasers of approximately 400,000 1999-2001 F-150 trucks by falsely representing that certain option packages included "upgraded" radiators. In one case, in state court in Texas, the trial court has certified a nationwide class of all purchasers of 2000 and 2001 F-150 trucks with heavy duty or trailer packages. We are appealing that ruling to the Texas Court of Appeals. Another case recently was filed in state court in South Carolina and purports to represent a statewide class. We removed the case to federal court and filed a motion to stay proceedings pending the outcome of the appeal in Texas. Another case, previously pending in state court in New York, has been dismissed and plaintiffs have appealed. Prior to the filing of these suits, we implemented a program that gives affected customers a choice of $100 cash, a $500 coupon, or installation of an upgraded radiator. However, plaintiffs' are alleging that the program should cover additional vehicles and that they should be reimbursed for loss of use of the vehicle while the radiators are being replaced, and that they are entitled to attorney fees.

         Platinum Group Metals. A purported nationwide class action has been filed against us in federal court in New York alleging securities fraud and violations of Rule 10b-5 on behalf of all persons who purchased Ford stock between December 1, 1999 and January 12, 2002 (the "class period"). The plaintiff alleges that during the class period we entered into a series of contracts for the purchase of platinum group metals ("PGM") at historically high prices and failed to properly hedge these purchases, thereby exposing us to losses when the price of PGM fell. The plaintiffs allege that we made statements in our public disclosures about our commodity purchase practices and hedging programs that misled investors as to our exposure to loss from PGM purchases. As a result, plaintiffs allege that they purchased Ford stock at inflated prices and were damaged when we "wrote-down" the value of our PGM by $1 billion on a pre-tax basis. Our motion to dismiss for failure to plead fraud or fraudulent intent with sufficient particularity under the Private Securities Litigation Reform Act is pending. Plaintiffs have sought numerous extensions and have not yet filed a response to this motion.

         Side Release Seat Belt Buckles. On February 14, 2002, we were served with a purported class action alleging that the side release buckles installed in 1969 through 1998 Ford vehicles are defective because they "could unlatch from inertial forces." The suit was filed in state court in Illinois against General Motors Corporation as well as against Ford, allegedly on behalf of all Illinois owners of vehicles with the defective buckles. The complaint seeks compensatory and punitive damages, including a payment to each class member of the cost of installing different buckles. We filed a motion to dismiss on the basis that the plaintiffs have suffered no injury. That motion was denied on May 21, 2002. We plan to appeal that ruling.

         Focus Fuel Delivery Module Class Action. On April 17, 2002, a purported nationwide class action was filed against us in state court in New Jersey on behalf of all persons who own or lease 2000-2002 Ford Focus vehicles. The complaint alleges that the fuel delivery module in these vehicles is defective and causes a loss of power on acceleration and stalling. The complaint alleges consumer fraud, breach of warranty and unjust enrichment. Plaintiffs seek rescission of their contracts, compensatory damages, punitive damages, an injunction, and attorney fees.

         Crown Victoria Police Interceptor Class Actions. A total of nineteen purported class actions have been filed on behalf of government entities that own Ford Crown Victoria Police Interceptors, alleging that the vehicles are susceptible to fuel leaks and fires when struck from the rear at high speed. Sixteen of the actions have been consolidated into a Multi District Litigation ("MDL") proceeding in the U.S. District Court, Northern District of Ohio. The three remaining actions are pending in Illinois and Louisiana (two cases). We have removed these actions to federal court, and we are requesting that they be consolidated into the MDL proceeding. Of the nineteen purported class actions, two purport to represent a nationwide class; the other cases purport to represent statewide classes. The complaints seek a recall of the affected vehicles, an injunction, compensatory and punitive damages and other relief. Five additional purported class actions relating to non-police Ford Crown Victoria vehicles, with similar allegations and demands for relief, have been filed in Arkansas, Illinois and Ohio. The Arkansas and New Jersey cases purport to represent a nationwide class; the others purport to represent owners in the relevant state.

         Apartheid Class Actions. We and scores of other United States and European corporations have been named as defendants in purported class action litigation filed in federal court in New York on behalf of South African citizens who suffered alleged "crimes against humanity" and other forms of violence and oppression under the apartheid regime. The legal theories asserted in this litigation are similar to the legal theories advanced in the previously-reported WWII forced and slave labor lawsuits, which resulted in the formation of a humanitarian fund pursuant to a multi-national accord. The current lawsuit alleges that we and other automobile manufacturers (including General Motors Corporation and DaimlerChrysler AG) helped perpetuate the apartheid regime by selling vehicles to the South African military and police. This matter is in the early stage of litigation and we are preparing our response.

         Hydroboost Truck Brake Class Action. A purported class action was filed on August 2, 2002 in state court in Oklahoma on behalf of all purchasers of 1999 through 2002 model year F-250, F-350, F-450, and F-550 Ford Super Duty Trucks and 2002 Excursions with hydroboost hydraulic braking systems. The complaint alleges that these trucks are unsafe because they suffer diminished power assist to the brakes or steering when the driver is simultaneously braking and steering. The complaint alleges breach of warranty and fraud, and seeks the cost of retrofitting the trucks to eliminate the alleged danger, compensation for diminished resale value, and other relief. We removed the case to federal court, but it was remanded to state court.

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

         Kingsford Class Action. On October 8, 2002, a purported class action was filed against us and Kingsford Products Company in state court in Dickinson County, Michigan. The purported class consists of approximately 900 property owners in the Kingsford, Michigan area. The lawsuit seeks damages for diminution in property values and emotional distress as a result of environmental issues in the area allegedly related to our former automobile parts, chemical distillation and charcoal production plant in Kingsford, Michigan. We and Kingsford Products have been cooperating with the State of Michigan Department of Environmental Quality to investigate and address environmental issues in the area.

         Fifteen-Passenger Van Class Action. On December 9, 2002, we received a summons and complaint filed in state court in Harris County, Texas, alleging that we breached express warranties and committed unfair and deceptive trade practices by selling fifteen-passenger vans that "cannot safely transport more than nine persons." This allegation is based upon warnings and recommendations issued by the federal government with respect to fifteen-passenger vans and the relatively higher rate of rollovers experienced by this class of vehicles in comparison to passenger cars, especially when they are fully loaded and driven at high speed. The complaint alleges a national class of persons who purchased fifteen-passenger vans within the last four years and a subclass of purchasers who currently reside in Texas and currently own fifteen-passenger vans manufactured between 1990 and the present. The complaint seeks actual and multiple damages for the alleged "difference between the value of a van which can safely carry 15 passengers and one which can safely transport no more than 9." In the alternative, the complaint seeks "to have the Defendants modify/repair their existing `15 passenger vans' and to provide training to all drivers of such vans so that such vans can be used as warranted." The complaint also seeks exemplary damages, attorney's fees, costs and interest. On January 15, 2003, we received a summons and complaint in a second case, also in state court in Texas, containing similar allegations. We have removed these cases to federal court and intend to file a motion to dismiss.


Other Matters
-------------

         Rouge Powerhouse Insurance Litigation. Factory Mutual Insurance Company, an insurer of Rouge Steel Company, filed an action against us in March 2000. The action seeks damages for claims paid out for property damage and business interruption losses experienced by Rouge Steel Company as a result of the 1999 Rouge Powerhouse explosion. Total claims in the action exceed $340 million. The insurer alleges that the Powerhouse explosion was caused by our negligence, gross negligence and/or willful and wanton misconduct. This action was moved to arbitration, and closing arguments in the arbitration occurred in November 2002. We are awaiting a decision from the arbitration panel. (Additional claims by other insurers and suppliers of Rouge Steel that totaled over $45 million were dismissed prior to the arbitration hearing.) In addition, seventeen Ford employees and two Rouge Steel employees also have filed lawsuits seeking recovery for alleged psychological injuries caused as a result of the explosion. These actions are pending in state court in Michigan.

         Scrap Materials Litigation. In August 2002, Technology Recycling Corporation, doing business as Eclipse Technology, filed a lawsuit in Wayne County Circuit Court against us and a subsidiary alleging breach of contract and tortious interference with contract based upon our recent termination of our Master Service Agreements and other sales agreements with Eclipse. Eclipse contends that it has a five-year contract requiring us to provide Eclipse all scrap and blemished materials from all of our facilities in North America. We have denied that we have any such contractual obligation with Eclipse.

         Antitrust Class Action. During February and early March 2003, eleven antitrust class actions were filed in federal courts in California, Illinois, Massachusetts, Florida, and New York (seven cases) and six antitrust class actions were filed in state courts in California (four cases), Arizona, and New York against us, Ford Motor Company of Canada, and several other motor vehicle manufacturers and their U.S. and Canadian affiliates ("defendants"). Plaintiffs in these cases purport to represent a nationwide class consisting of all persons who purchased a new car manufactured by one of defendants after January 1, 2001. Plaintiffs allege that defendants violated the law by entering into agreements in restraint of trade to "prevent new cars sold in Canada from being imported into the United States." Plaintiffs allege that by so doing, the new car manufacturers maintained prices in the United States at an artificially high level, causing plaintiffs and members of the class to pay more for new cars than they would have in the absence of the alleged wrongdoing. Plaintiffs seek treble damages in these actions.




Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not required.

Item 4A.  Executive Officers of Ford
------------------------------------

         Our executive officers and their positions and ages at March 14, 2003 unless otherwise noted, are shown in the table below:

                                                                          Present Position
     Name                               Position                            Held Since                    Age
     ----                               --------                            ----------                    ---
William Clay Ford, Jr.*          Chairman of the Board and                 October 2001                    45
                                   Chief Executive Officer

Nicholas V. Scheele**            President and Chief                       October 2001                    59
                                   Operating Officer
                                   (also a Director)

Allan D. Gilmour                 Vice Chairman and                         May 2002                        68
                                   Chief Financial Officer

Carl E. Reichardt***             Vice Chairman (also a Director)           October 2001                    71

James J. Padilla                 Executive Vice President and              December 2002                   56
                                   President, North America

John M. Rintamaki                Chief of Staff                            January 2000                    61

David W. Thursfield              Executive Vice President--                December 2002                   57
                                   International Operations and
                                   Global Purchasing

Mark Fields                      Group Vice President--                    July 2002                       42
                                   Premier Automotive Group

Roman J. Krygier                 Group Vice President--                    November 2001                   60
                                   Manufacturing and Quality

James G. O'Connor                Group Vice President--                    May 2002                        60
                                   North America Marketing,
                                   Sales and Service

Richard Parry-Jones              Group Vice President,
                                   Product Development
                                   and Chief Technical Officer             August 2001                     51


Greg C. Smith                    Group Vice President--                    October 2002                    51
                                   (Chairman, President &
                                   Chief Executive Officer,
                                   Ford Motor Credit Company)

Martin B. Zimmerman              Group Vice President--                    November 2001                   56
                                   Corporate Affairs

Joe W. Laymon                    Vice President--                          November 2001                   50
                                   Corporate Human Resources


Item 4A.  Executive Officers of Ford (Continued)

Donat R. Leclair                 Vice President and Controller             November 2001                   51


Dennis E. Ross                   Vice President and                        October 2000                    52
                                   General Counsel


------------------
* Also Chair of the Environmental and Public Policy Committee and the Office of the Chairman and Chief Executive Committee and a member of the Finance Committee of the Board of Directors.

** Also a member of the Office of the Chairman and Chief Executive Committee of the Board of Directors.

*** Also Chair of the Finance Committee and a member of the Office of the Chairman and Chief Executive Committee of the Board of Directors.


         All of the above officers, except those noted below, have been employed by Ford or its subsidiaries in one or more capacities during the past five years. Described below are the positions (other than those with Ford or its subsidiaries) held by those officers who have not been with Ford or its subsidiaries for five years:

o Mr. Gilmour previously served as Ford's Chief Financial Officer from 1986 to 1987 and as a Vice Chairman from 1993 until his retirement after 34 years with Ford in 1995. Mr. Gilmour also owns a Ford-franchised automotive dealership.

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

         The table below shows the high and low sales prices for our Common Stock and the dividends we paid per share of Common and Class B Stock for each quarterly period in 2002 and 2001.

                                                    2002                                         2001
                                  -----------------------------------------    ------------------------------------------
                                   First     Second     Third     Fourth        First      Second      Third     Fourth
                                  Quarter    Quarter   Quarter    Quarter       Quarter    Quarter     Quarter   Quarter
Common Stock price per share*
    High                          $17.29     $18.23    $16.24     $11.91        $31.37    $31.42      $25.93     $19.08
    Low                            13.90      14.88      9.24       6.90         23.75     23.50       14.70      14.83

Dividends per share of
   Common and Class B Stock*       $0.10      $0.10     $0.10      $0.10         $0.30     $0.30       $0.30      $0.15

---------------------------
* New York Stock Exchange composite interday prices as provided by the www.NYSEnet.com price history database.


         As of February 28, 2003, stockholders of record of Ford included 190,109 holders of Common Stock (which number does not include 28,945 former holders of old Ford Common Stock who have not yet tendered their shares pursuant to our recapitalization, known as the Value Enhancement Plan, which became effective on August 9, 2000) and 102 holders of Class B Stock.

         We sold or issued shares of our Common Stock during the past three years in private transactions that were not registered with the Securities and Exchange Commission as follows:

               2002                      2001                       2000
         ------------------        ------------------         ----------------

          2,131,411 shares*          188,919 shares            730,854 shares

         -----------------------
         * Of these shares, 1,485,864 shares were disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, and 36,156 shares were disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

         These shares were sold or issued in transactions that were exempt from registration requirements because they were private placements under Section 4(2) of the Securities Act of 1933, as amended. All of the shares issued in 2002 and 2001 and 230,334 of the shares issued in 2000 were issued to various directors, officers and other executives of the Company pursuant to their compensation plans or agreements. The remaining 500,520 shares issued in 2000 were sold in several, unrelated transactions to owners of automotive dealerships, automotive recycling businesses, and other businesses in exchange for those businesses. The consideration we received for these shares was equal to the market value of the shares at the time of the transactions.

Item 6.  Selected Financial Data
--------------------------------

         The following tables set forth selected financial data and other data concerning Ford for each of the last five years (dollar amounts in millions, except per share amounts). The data (except for employment data) have been reclassified for discontinued and held-for-sale operations, which are described in Note 3 of the Notes to our Financial Statements.

SUMMARY OF OPERATIONS
                                                              2002           2001          2000          1999         1998
                                                              ----           ----          ----          ----         ----
Automotive sector
Sales                                                       $134,425       $130,827      $140,777      $135,029     $118,017
Operating income/(loss)                                         (531)        (7,395)        5,288         7,186        5,376
Income/(loss) before income taxes                             (1,156)        (8,862)        5,323         7,292        5,842
Net income/(loss) from continuing operations                    (987)        (6,155)        3,664         4,996        4,049

Financial Services sector
Revenues                                                    $ 28,161       $ 29,927      $ 28,314      $ 25,162     $ 25,011
Income/(loss) before income taxes                              2,109          1,440         2,976         2,565       18,415
Net income/(loss) from continuing operations a/,b/             1,271            806         1,792         1,508       17,333

Total Company
Income/(loss) before income taxes                           $    953        $(7,422)     $  8,299      $  9,857     $ 24,257
Provision/(credit) for income taxes                              302         (2,097)        2,720         3,243        2,723
Minority interests in net income of subsidiaries                 367             24           123           110          152
                                                            --------       --------      --------      --------     --------
Income/(loss) from continuing operations a/                      284         (5,349)        5,456         6,504       21,382
Income/(loss) from discontinued/held-for-sale operations         (63)          (104)          263           733          689
Loss on disposal of discontinued/held-for-sale operations       (199)             -        (2,252)            -            -
Cumulative effects of change in accounting principle          (1,002)             -             -             -            -
                                                            --------       --------      --------      --------     --------
Net income/(loss)                                            $  (980)       $(5,453)     $  3,467      $  7,237     $ 22,071
                                                            ========       ========      ========      ========     ========

Total Company Data Per Share of Common
and Class B Stock  b/

Basic:
Income/(loss) from continuing operations                    $   0.15       $ (2.96)      $   3.69      $   5.38     $  17.60
Income/(loss) from discontinued/held-for sale operations      (0.04)         (0.06)          0.18          0.61         0.57
Loss on disposal of discontinued/held-for-sale operations     (0.11)              -        (1.53)             -            -
Cumulative effects of change in accounting principle          (0.55)              -             -             -            -
Net income/(loss)                                             (0.55)         (3.02)          2.34          5.99        18.17

Diluted:
Income/(loss) from continuing operations                    $   0.15       $ (2.96)      $   3.62      $   5.26     $  17.20
Income/(loss) from discontinued/held-for sale operations      (0.03)         (0.06)          0.17          0.60         0.56
Loss on disposal of discontinued/held-for-sale operations     (0.11)              -        (1.49)             -            -
Cumulative effects of change in accounting principle          (0.55)              -             -             -            -
Net income/(loss)                                             (0.54)         (3.02)          2.30          5.86        17.76

Cash dividends c/                                              $0.40        $  1.05      $   1.80      $   1.88     $   1.72
Common stock price range (NYSE Composite)
  High                                                         18.23          31.42         31.46         37.30        33.76
  Low                                                           6.90          14.70         21.69         25.42        15.64
Average number of shares of Common and
  Class B stock outstanding (in millions)                      1,819          1,820         1,483         1,210        1,211

- - - - -
a/ 1998 includes a non-cash gain of $15,955 million that resulted from Ford's spin-off of The Associates.
b/ Share data have been adjusted to reflect stock dividends and stock splits. Common stock price range (NYSE Composite) has been adjusted to reflect the Visteon spin-off, a recapitalization known as our Value Enhancement Plan, and The Associates spin-off.
c/ Adjusted for the Value Enhancement Plan effected in August 2000, cash dividends were $1.16 per share in 2000.

SUMMARY OF OPERATIONS

                                                              2002         2001          2000          1999         1998
                                                              ----         ----          ----          ----         ----
Total Company Balance
  Sheet Data at Year-End

Assets
  Automotive sector                                        $107,790        $ 88,319      $ 94,312      $ 99,201     $ 83,911
  Financial Services sector                                 187,432         188,224       189,078       171,048      148,801
                                                           --------        --------      --------      --------     --------
    Total assets                                           $295,222        $276,543      $283,390      $270,249     $232,712
                                                           ========        ========      ========      ========     ========
Long-term debt
  Automotive                                               $ 13,607        $ 13,467      $ 11,769      $ 10,398     $  8,589
  Financial Services                                        106,529         107,031        86,877        67,178       55,092
Stockholders' equity                                          5,590           7,786        18,610        27,604       23,434

Total Company Facility
  and Tooling Data
Capital expenditures for
  facilities (excluding special tools)                     $  4,174        $  4,615      $  5,315      $  4,332     $  4,369
Depreciation                                                 12,676          15,453        12,561        11,846       10,890
Expenditures for special tools                                3,104           2,337         3,033         3,327        3,388
Amortization of special tools                                 2,461           3,265         2,451         2,459        2,880

Total Company Employee
  Data - Worldwide
Payroll                                                    $ 18,319        $ 17,810      $ 18,227      $ 18,512     $ 16,757
Total labor costs                                            23,871          23,937        25,940        26,953       25,606
Average number of employees                                 350,321         358,675       352,380       375,214      342,545

Total Company Employee
  Data - U.S. Operations
Payroll                                                    $ 11,301        $ 11,084      $ 11,288      $ 11,473     $ 10,548
Average number of employees                                 161,868         165,787       165,081       173,120      171,269

Average hourly labor costs  f/
  Earnings                                                 $  29.34         $ 27.38      $  26.73      $  25.58     $  24.30
  Benefits                                                    23.31           20.35         21.71         21.79        21.42
                                                           --------         -------      --------     ---------     --------
    Total hourly labor costs                               $  52.65         $ 47.73      $  48.44      $  47.37     $  45.72
                                                           ========         =======      ========      ========     ========

- - - - -

f/   Per hour worked (in dollars).  Excludes data for subsidiary companies.


SUMMARY OF VEHICLE UNIT SALES a/
(in thousands)                                      2002           2001          2000          1999         1998
                                                    ----           ----          ----          ----         ----
North America
    United States
      Cars                                         1,454          1,427         1,775         1,725        1,563
      Trucks                                       2,493          2,458         2,711         2,660        2,425
                                                   -----          -----         -----         -----        -----
      Total United States                          3,947          3,885         4,486         4,385        3,988

    Canada                                           280            245           300           288          279
    Mexico                                           175            162           147           114          103
                                                   -----          -----         -----         -----        -----
      Total North America                          4,402          4,292         4,933         4,787        4,370

Europe
    Britain                                          592            637           476           518          498
    Germany                                          327            383           320           353          444
    Italy                                            245            249           222           209          205
    Spain                                            169            178           180           180          155
    France                                           150            163           158           172          171
    Other countries                                  520            551           526           528          377
                                                   -----          -----         -----         -----        -----
      Total Europe                                 2,003          2,161         1,882         1,960        1,850

Other international
    Brazil                                           148            125           134           117          178
    Australia                                        117            115           125           125          133
    Taiwan                                            65             53            63            56           77
    Argentina                                         25             29            49            60           97
    Japan                                             32             36            26            32           25
    Other countries                                  181            197           212            83           93
                                                   -----          -----         -----         -----        -----
      Total other international                      568            555           609           473          603

Total worldwide vehicle                            -----          -----         -----         -----        -----
  unit sales                                       6,973          7,008         7,424         7,220        6,823
                                                   =====          =====         =====         =====        =====


- - - - -
a/ Vehicle unit sales generally are reported worldwide on a "where sold" basis and include sales of all Ford Motor Company-badged units, as well as units manufactured by Ford and sold to other manufacturers

Item 7.  Management's Discussion and Analysis of Financial
----------------------------------------------------------
Condition and Results of Operations
-----------------------------------

         The presentation below, consistent with our prior periodic reports, provides a geographic split of our Automotive operations, reflecting the results of our various automotive affiliates grouped by legal domicile.

         The results of our continuing operations exclude the results of discontinued and held-for-sale operations, which are described in Note 3 of the Notes to our Financial Statements.

FOURTH QUARTER 2002 RESULTS OF OPERATIONS

         Our worldwide losses were $130 million in the fourth quarter of 2002, or $0.07 per diluted share of Common and Class B Stock. In the fourth quarter of 2001, losses were $5,068 million, including charges of $4,106 million primarily related to our Revitalization Plan, or $2.81 per diluted share. Worldwide sales and revenues were $41.6 billion in the fourth quarter of 2002, up $869 million, reflecting primarily improvement in net pricing and mix. Unit sales of cars and trucks were 1,791,000, down 21,000 units, due to reduced U.S. and European industry volume, and reduced U.S. market share, partially offset by a fourth quarter 2002 increase in U.S. dealer inventories (23,000 units) and the non-recurrence of a reduction in U.S. dealer inventories in the fourth quarter of 2001 (101,000 units).

         Results of our operations by business sector for the fourth quarter of 2002 and 2001 are shown below (in millions):

                                                                                              Fourth Quarter
                                                                                             Net Income/(Loss)
                                                                                  ------------------------------------
                                                                                                              2002
                                                                                                          Over/(Under)
                                                                                     2002       2001          2001
                                                                                  ---------  -----------  ------------
Automotive sector                                                                 $  (342)   $(4,667)     $ 4,325
Financial Services sector                                                             331       (364)         695
                                                                                  -------    -------      -------
  Income/(loss) from continuing operations                                            (11)    (5,031)       5,020
Income/(loss) from discontinued and held-for-sale operations *                        (15)       (37)          22
Loss on disposal of discontinued and held-for-sale operations *                      (104)         -         (104)
                                                                                  -------    -------      -------
  Total Company net income/(loss)                                                 $  (130)   $(5,068)     $ 4,938
                                                                                  =======    =======      =======

---------------------
* See Note 3 of the Notes to our Financial Statements for a discussion of these discontinued and held-for-sale operations.

Automotive Sector
-----------------

         Worldwide losses for our Automotive sector were $342 million in the fourth quarter of 2002 on sales of $34.7 billion. Losses in the fourth quarter of 2001 were $4,667 million on sales of $33.6 billion.

         Details of our geographic Automotive sector operations for the fourth quarter of 2002 and 2001 are shown below (in millions):

                                                                                     Fourth Quarter
                                                                        Income/(Loss) from Continuing Operations
                                                                        -----------------------------------------
                                                                                                      2002
                                                                                                  Over/(Under)
                                                                           2002        2001           2001
                                                                        ----------  ------------  ---------------
                  North American Automotive                             $   (49)    $(4,024)      $ 3,975
                  Automotive Outside North America
                  - Europe                                                 (363)         59          (422)
                  - South America                                           (11)       (598)          587
                  - Rest of World                                            81        (104)          185
                                                                        -------     -------       -------
                    Total Automotive Outside North America                 (293)       (643)          350
                                                                        -------     -------       -------
                     Total Automotive sector                            $  (342)    $(4,667)      $ 4,325
                                                                        =======     =======       =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         The improved fourth quarter results in our North American automotive operations reflected primarily the non-recurrence of the 2001 asset impairments and other one-time charges that were primarily related to our Revitalization Plan, as well as improvements in cost performance (primarily lower costs related to warranty coverages and additional service actions), net revenue and vehicle mix. These were offset partially by lower unit sales volume in 2002 due primarily to lower U.S. industry demand (down 400,000 units to 17.1 million units on a seasonally adjusted annual basis) and lower market share (down 1.6 percentage points to 21.2%) for Ford, Lincoln and Mercury brand vehicles, compared with 2001 levels.

         The decrease in fourth quarter results in Europe reflected charges related to restructuring actions involving our Ford-brand Europe and Premier Automotive Group operations, as well as a less favorable vehicle mix and lower production for dealer inventories. These were partially offset by a higher European market share (up 0.6 percentage points to 10.6%) for all vehicle brands.

         The fourth quarter restructuring charges in Europe discussed above totaled $117 million for Ford-brand operations and $106 million for Premier Automotive Group operations, with each primarily reflecting employee separation costs. In the case of Ford-brand operations, the employee separation costs were incurred primarily in preparation for the planned transfer of production of the Transit vehicle from our Genk, Belgium facility to a facility owned by an unconsolidated joint venture in Turkey - Ford Otosan - in which we have a 41% equity interest.

         Our Automotive sector losses in South America were $11 million from operations in the fourth quarter of 2002, compared with a loss of $598 million for the same period one year ago. The improvement reflected primarily the non-recurrence of the 2001 asset impairments and other restructuring charges that were largely related to our Revitalization Plan and the reversal of accruals related to trade tariffs as a result of the settlement between Brazil and Argentina of MERCOSUR trade balance rules. The results also reflected improved operating fundamentals, partially offset by lower industry volumes. The earnings improvement of $185 million in Rest of World reflected primarily the non-recurrence of a Mazda pension-related charge in the fourth quarter of 2001.

Financial Services Sector
-------------------------

         Details of our Financial Services sector earnings from continuing operations are shown below (in millions):

                                                                        Fourth Quarter
                                                           Income/(Loss) from Continuing Operations
                                                           -----------------------------------------
                                                                                         2002
                                                                                     Over/(Under)
                                                              2002       2001           2001
                                                           ----------  ---------  ------------------
     Ford Credit                                             $ 372       $(301)       $ 673
     Hertz                                                      16         (58)          74
     Minority interests and other                              (57)         (5)         (52)
                                                             -----       -----        -----
      Total Financial Services sector                        $ 331       $(364)       $ 695
                                                             =====       =====        =====

           Ford Credit's consolidated income from continuing operations in the fourth quarter of 2002 was $372 million, compared with a loss of $301 million in 2001, which included charges associated with the Revitalization Plan ($204 million). Apart from the non-recurrence of last year's Revitalization Plan charges, the improvement reflected a lower provision for credit losses, lower charges from hedging activities, and the net favorable impact of receivables sales, offset partially by lower net financing margins.

         Earnings at Hertz in the fourth quarter of 2002 were $16 million, compared with a loss of $58 million a year ago. The profit increase was primarily due to improved worldwide car rental volume and pricing, the continued recovery from the adverse impact the terrorist attacks of September 11, 2001 had on business travel during the fourth quarter of 2001, and cost reductions.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Included in the $57 million loss for "minority interests and other" within the Financial Services sector incurred in the fourth quarter of 2002 is an after-tax charge related to our equity interest in a partnership that holds diversified financing assets. This partnership owns leased assets, primarily leveraged leases involving aircraft, power generation, rail, shipping, and telecommunications equipment. These are assets that we retained in connection with our sale of the assets of USL Capital Corporation in 1996. The charge, totaling $40 million after-tax, is specifically related to aircraft leases to United Airlines (twelve aircraft), which is in bankruptcy.


FULL-YEAR 2002 RESULTS OF OPERATIONS

         Our worldwide sales and revenues were $162.6 billion in 2002, up $1.8 billion from 2001. The increase is explained by higher Automotive revenues, reflecting higher unit sales volume and improved vehicle mix in North America, partially offset by lower financial services revenues resulting from increased sales of receivables. We sold 6,973,000 cars and trucks in 2002, down 35,000 units from 2001.

         Results of our operations by business sector for 2002, 2001, and 2000 are shown below (in millions):

                                           Automotive Sector         Financial Services Sector              Total
                                     ----------------------------- ----------------------------- ----------------------------
                                        2002     2001      2000       2002     2001       2000     2002      2001      2000
                                     --------- --------- --------- --------- --------- --------- --------- --------- --------
Income/(loss) from continuing
   operations                        $  (987)  $(6,155)  $ 3,664   $1,271    $  806    $ 1,792   $   284   $(5,349)  $ 5,456
Income/(loss) from discontinued and
   held-for-sale operations
                                         (93)     (112)      269       30         8         (6)      (63)     (104)      263
Loss on disposal of discontinued and
   held-for-sale operations
                                        (168)        -    (2,252)     (31)        -          -      (199)        -    (2,252)
Cumulative effect of change in
   accounting principle *               (708)        -         -     (294)        -          -    (1,002)        -         -
                                     -------   -------   -------   ------    ------    -------   -------   -------   -------
Total Company net income/(loss)
                                     $(1,956)  $(6,267)  $ 1,681   $  976    $  814    $ 1,786   $  (980)  $(5,453)  $ 3,467
                                     =======   =======   =======   ======    ======    =======   =======   =======   =======

--------------------
* See Note 7 of the Notes to our Financial Statements for a discussion of impairment of goodwill pursuant to the adoption of SFAS No. 142, to which this relates.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following unusual items were included in our 2002, 2001, and 2000 income from continuing operations (in millions):

                                                                                Automotive Sector
                                                           ------------------------------------------------------------
                                                                                                   Rest        Total     Financial
                                                              North                    South        of         Auto       Services
                                                             America      Europe      America      World      Sector       Sector
                                                           ------------ ---------- ------------- --------- ------------ ------------
2002
----
- Derivative instruments (SFAS No. 133) ongoing
   effects                                                 $   (57)                                         $   (57)    $  (141)
- Interest income on U.S. federal tax refund                   142                                              142
- Loss on sale of Kwik-Fit and other businesses                (15)     $  (510)                               (525)
- European end-of-life accrual                                              (46)                                (46)
- Europe and PAG restructuring                                             (223)                               (223)
                                                           -------      -------    -------       ------     -------     -------
 Total 2002 unusual items                                  $    70      $  (779)   $     -       $    -     $  (709)    $  (141)
                                                           =======      =======    =======       ======     =======     =======
------------------------------------------------------------------------------------------------------------------------------------
2001
----
- Derivative instruments (SFAS No. 133)
   transition adjustment and ongoing effects               $   (95)                                         $   (95)    $  (157)
- Mazda restructuring actions in the second
   quarter                                                                                       $ (114)       (114)
- Write-down of E-commerce and Automotive-
   related ventures in the third quarter                      (199)                                            (199)
- Revitalization Plan and other fourth quarter
   charges *                                                (3,149)                $  (552)        (201)     (3,902)       (204)
                                                           -------      -------    -------       ------     -------     -------
 Total 2001 unusual items                                  $(3,443)     $     -    $  (552)      $ (315)    $(4,310)    $  (361)
                                                           =======      =======    =======       ======     =======     =======
------------------------------------------------------------------------------------------------------------------------------------
2000
----
- Asset impairment and restructuring costs for
   Ford-brand operations in Europe in the
   second quarter                                                       $(1,019)                            $(1,019)
- Inventory-related profit reduction for Land
   Rover in the third quarter                              $   (13)         (76)                 $  (17)       (106)
- Write-down of assets associated with the
   Nemak joint venture in the fourth quarter                  (133)                                            (133)
                                                           -------      -------    -------       ------     -------     -------
 Total 2000 unusual items                                  $  (146)     $(1,095)   $     -       $  (17)    $(1,258)    $     -
                                                           =======      =======    =======       ======     =======     =======

------------------------
* Included pre-tax charges for fixed-asset impairments in our North American and South American Automotive operations ($3.1 billion and $700 million, respectively), precious metals impairment ($1.0 billion), employee separation charges ($600 million) and other charges ($300 million)


           We established and communicated the financial milestones for 2002. Our results against these milestones, excluding the unusual items described above, are listed below.

                                                     2002 Milestone                                    Achieved
                                                     --------------                                    --------
Restructuring Priorities
------------------------
Communicate/implement plans                          Report on progress                                Yes
Quality (U.S.)                                       Improve J.D. Power Initial Quality Survey         Yes
Capacity utilization (North America)                 Improve by 10%                                    Yes
Non-product-related cost                             Reduce by $2 billion                              Yes
Divest non-core operations                           $1 billion cash realization                       Yes *

Financial Results
-----------------
Corporate
  Pre-tax earnings                                   Positive                                          Yes
  Capital spending                                   $7 billion                                        Yes
Europe                                               Improve results                                   No
South America                                        Improve results                                   No

----------------------
* In 2002, we received about $930 million in cash proceeds and entered into commitments from third parties to receive the balance in 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR RESULTS OF OPERATIONS

         Details of our Automotive sector geographic earnings from continuing operations for 2002, 2001, and 2000 are shown below (in millions):

                                                                           Income/(Loss)from Continuing
                                                                                    Operations
                                                                        -----------------------------------
                                                                           2002         2001        2000
                                                                        ------------ ----------- ----------
                  North American Automotive                             $  (278)     $(5,488)    $ 4,909

                  Automotive Outside North America
                  - Europe                                                 (725)         268      (1,115)
                  - South America                                          (295)        (776)       (236)
                  - Rest of World                                           311         (159)        106
                                                                        -------      -------     -------
                   Total Automotive Outside North America                  (709)        (667)     (1,245)
                                                                        -------      -------      ------

                     Total Automotive sector                            $  (987)     $(6,155)    $ 3,664
                                                                        =======      =======     =======

2002 Compared with 2001
-----------------------

         Worldwide losses from continuing operations for our Automotive sector were $987 million in 2002 on sales of $134.4 billion, compared with losses of $6,155 million in 2001 on sales of $130.8 billion.

         Our automotive sector losses from continuing operations in North America were $278 million in 2002 on sales of $94.1 billion, compared with losses of $5,488 million in 2001 on sales of $90.8 billion. The improvement in earnings reflected primarily the non-recurrence of the 2001 asset impairments and other one-time charges largely related to our Revitalization Plan, as well as the non-recurrence of costs related to our 2001 Firestone tire replacement action (about $2 billion). Additionally, profits improved due to achievement of our 2002 milestone to reduce non-product costs by $2 billion and the replenishment of dealer inventories in the U.S., which were unusually low at year-end 2001. These improvements were partially offset by increased product-related costs and lower market share. Net pricing (per vehicle, at constant mix) was about the same as 2001 levels, with pricing improvements being offset by higher variable marketing costs.

         In 2002, approximately 17.1 million new cars and trucks were sold in the United States, down from 17.5 million units in 2001. Our share of those unit sales was 21.1% in 2002, down 1.7 percentage points from a year ago. The decline in market share reflected a number of factors, including an increase in the number of new competitive product offerings and our discontinuation of four vehicle lines (Mercury Cougar, Mercury Villager, Lincoln Continental and most models of the Ford Escort). Marketing costs for our Ford, Lincoln and Mercury brands increased to 15.8% of sales of those brands, up from 14.7% a year ago, reflecting continuing competitive pressures in the United States.

         Our automotive sector losses in Europe were $725 million from continuing operations in 2002, compared with earnings of $268 million a year ago. The decrease reflected primarily the loss related to our sale of Kwik-Fit, charges related to restructuring actions involving our Ford-brand Europe and Premier Automotive Group operations (discussed above), as well as a less favorable vehicle mix primarily at Jaguar and lower production to reduce dealer inventories.

         In 2002, approximately 17.2 million new cars and trucks were sold in our nineteen primary European markets, down from 17.8 million units in 2001. Our share of those unit sales was 10.9% in 2002, up 0.3 percentage points from a year ago, due primarily to share improvement for Ford-brand vehicles (up 0.1 percentage points to 8.7%), Jaguar brand vehicles (up 0.1 percentage points to 0.3%) and Volvo brand vehicles (up 0.1 percentage points to 1.4%).

         Our Automotive sector losses from continuing operations in South America were $295 million in 2002, compared with losses of $776 million in 2001. The improvement reflected primarily the non-recurrence of the 2001 asset impairments and other one-time charges largely related to our Revitalization Plan. The results also reflected the adverse effects of currency devaluation, partially offset by continuing improvement in operating fundamentals.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         In 2002, approximately 1.5 million new cars and trucks were sold in Brazil, compared with 1.6 million in 2001. Our share of those unit sales was 10.3% in 2002, up 2.1 percentage points from a year ago. The increase in market share reflected market acceptance of our new Ford Fiesta model and strong sales performance.

         Automotive sector earnings from continuing operations outside North America, Europe, and South America ("Rest of World") were $311 million in 2002, compared with losses of $159 million in 2001. The improvement reflected primarily the non-recurrence of the 2001 pension and restructuring related charges at Mazda, as well as net revenue and volume improvements throughout our Asia Pacific operations and operating improvements at Mazda.

         New car and truck sales in Australia, our largest market in Rest of World, were approximately 824,000 units in 2002, up about 51,000 units from a year ago. In 2002, our combined car and truck market share in Australia was 14.3%, down 0.8 percentage points from 2001, reflecting primarily strong competitive pressures in the small car segment and the truck segment.

2001 Compared with 2000
-----------------------

         Worldwide losses from continuing operations for our Automotive sector were $6,155 million in 2001 on sales of $130.8 billion, compared with earnings of $3,664 million in 2000 on sales of $140.8 billion. Adjusted for constant volume and mix and excluding unusual items and costs related to our Firestone tire replacement action, our total costs in the Automotive sector increased $1.0 billion compared with 2000.

         Our Automotive sector losses from continuing operations in North America were $5,488 million in 2001 on sales of $90.8 billion, compared with earnings of $4,909 million in 2000 on sales of $103.8 billion. The earnings deterioration reflected primarily lower vehicle unit sales volumes, the charges associated with the Revitalization Plan and the other charges outlined above, significantly increased marketing costs, costs associated with the Firestone tire replacement action and increased costs associated with warranty and additional service actions.

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

         Our Automotive sector earnings in Europe were $268 million from continuing operations in 2001, compared with losses of $1,115 million a year ago. The increase reflected the non-recurrence of the 2000 charge related to asset impairments and restructuring, as well as increased vehicle unit sales and the effect on depreciation from last year's asset impairment and restructuring actions.

         In 2001, approximately 17.8 million new cars and trucks were sold in our nineteen primary European markets, down from 17.9 million units in 2000. Our share of those unit sales was 10.7% in 2001, up 0.7 percentage points from a year ago, reflecting increased sales of new Ford-brand Mondeo and Transit models and our acquisition of Land Rover.

         Our Automotive sector losses in South America were $776 million from continuing operations in 2001, compared with a loss of $236 million in 2000. The decrease is more than explained by asset impairment charges and the devaluation of the Argentine peso.

         In 2001, approximately 1.6 million new cars and trucks were sold in Brazil, compared with 1.5 million in 2000. Our share of those unit sales was 8.2% in 2001, down 1.4 percentage points compared

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

with 2000. The decline in market share reflected new and existing manufacturers who are aggressively competing for market share.

         Automotive sector losses from continuing operations outside North America, Europe, and South America ("Rest of World") were $159 million in 2001, compared with earnings of $106 million in 2000. The earnings deterioration reflected Ford's share of a non-cash charge relating to Mazda's pension expenses and other restructuring actions at Mazda.

         New car and truck sales in Australia, our largest market in Rest of World, were approximately 773,000 units in 2001, down about 14,000 units from a year ago. In 2001, our combined car and truck market share in Australia was 15.1%, down 0.6 percentage points from 2000, reflecting primarily share deterioration in the full-size car segment due to continued aggressive competition.


FINANCIAL SERVICES SECTOR RESULTS OF OPERATIONS

         Our Financial Services sector consists primarily of two segments, Ford Credit and Hertz. Details of our Financial Services sector earnings from continuing operations for 2002, 2001, and 2000 are shown below (in millions):

                                                                            Income/(Loss)from
                                                                          Continuing Operations
                                                                  ------------------------------------
                                                                     2002        2001         2000
                                                                  ----------- ----------- ------------
                  Ford Credit                                      $1,235      $  831      $1,542
                  Hertz                                               127          23         358
                  Minority interests and other                        (91)        (48)       (108)
                                                                   ------      ------      ------

                   Total Financial Services sector                 $1,271      $  806      $1,792
                                                                   ======      ======      ======

2002 Compared with 2001
-----------------------

         Ford Credit's consolidated income from continuing operations was $1,235 million, up $404 million from 2001. Apart from the non-recurrence of last year's Revitalization Plan charges, the improvement in earnings reflected primarily a lower provision for credit losses, offset partially by the net unfavorable impact of receivable sales and lower net financing margins.

         Revenue from the sale of finance receivables includes the gain on sales of finance receivables through securitizations and whole-loan sale transactions and servicing fee income from sold receivables that Ford Credit continues to service. Gains or losses on sales of receivables are recognized in the period in which they are sold. In addition, the sale of finance receivables through securitization transactions provides revenue from the interest earned on securities sold by the securitization entity that Ford Credit retains, our undivided interest in wholesale receivables, and other income related to interest-only assets. Interest-only assets, also referred to as excess spread, represent Ford Credit's right to receive collections on sold receivables that are in excess of the amount needed to pay principal and interest payments to investors and servicing fees.

         As shown below, total revenue related to receivables sales was $2,610 million in 2002, compared with $1,433 million and $557 million in 2001 and 2000, respectively. The increase in 2002 resulted from the growth in Ford Credit's outstanding sold receivables balances over the last two years. Gains on sales of receivables in 2002 were about the same as those in 2001, reflecting lower gains per dollar of retail receivables sold (about 1.9% in 2002, compared with 2.2% in 2001).

         Sales of receivables reduce Ford Credit's financing revenues in the year the receivables are sold, as well as in future years, compared with what they otherwise would be if Ford Credit continued to own the receivables. These foregone revenues can reduce financing margins and offset any positive impact associated with the gain on sales of receivables. The net impact of securitizations on Ford Credit's revenues and earnings in a given year will vary depending on the amount, type of receivable and timing of securitizations in the current year and the preceding two to three year period, as well as the interest

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

rate environment at the times the finance receivables were originated and securitized. The following table shows the estimated after-tax impact of sales of receivables through securitizations and whole-loan sale transactions for the years indicated, net of the effect of reduced financing margins resulting from the foregone revenue attributable to the sold receivables (in millions):

                                                                                 2002         2001        2000
                                                                              ----------    ---------   ---------
    Gain on sales of receivables                                               $  728        $  739      $  14
    SFAS No. 133 fair value basis adjustment                                     (199)         (327)         -
                                                                               ------        ------      -----
      Net gain on sales of receivables                                         $  529        $  412      $  14
    Servicing fees                                                                700           456        190
    Interest income from retained securities                                      606           379        152
    Excess spread and other                                                       775           186        201
                                                                               ------        ------      -----
      Total revenue related to receivables sales                               $2,610        $1,433      $ 557
    Reduction in financing margin from current-year securitizations*             (968)       (1,059)      (243)
    Reduction in financing margin from prior-year securitizations*             (1,967)         (611)      (521)
                                                                               ------        ------      -----
    Pre-tax impact of receivable sales                                           (325)         (237)      (207)
    Tax                                                                           120            88         77
                                                                               ------        ------      -----
    After-tax impact of receivable sales                                       $ (205)       $ (149)     $(130)
                                                                               ======        ======      =====

    Memo:
    After-tax impact of sales of receivables
      excluding SFAS No. 133                                                   $  (79)       $  57       $(130)

------------
* Calculated on a basis using a borrowing cost equal to the actual financing rate paid to securitization investors, which was significantly lower than Ford Credit's average borrowing cost for unsecured debt for the years presented. If calculated on a basis using Ford Credit's average borrowing cost for unsecured debt, the reduction in financing margin from securitization would be significantly lower and the estimated after-tax impact of receivable sales would be significantly higher than the amounts shown.

         Earnings at Hertz in 2002, before the cumulative effect of a change in accounting principle, were $127 million. The Hertz results shown here include amortization of intangibles at Ford FSG, Inc., Hertz' parent company, which is not applicable to Hertz' financial statements. Results for Hertz in 2002 included a $294 million non-cash charge related to impairment of goodwill in Hertz' industrial and construction equipment rental business in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. In 2001, Hertz had earnings of $23 million. The increase in earnings, before the change in accounting principle, was principally due to an improved car rental pricing environment and lower costs.

         Included in the $91 million loss for "minority interests and other" within the Financial Services sector for 2002 is an after-tax charge related to our equity interest in a partnership that holds diversified financing assets. These are assets that we retained in connection with our sale of the assets of USL Capital Corporation in 1996. The charge, totaling $95 million after-tax, is specifically related to aircraft leases to United Airlines (twelve aircraft) and US Airways (five aircraft) which are in bankruptcy, and telecommunications equipment leases to a WorldCom subsidiary. In all, the partnership has leased 69 aircraft to 11 lessees, primarily to U.S.-based airlines; our share of the partnership's remaining investment in aircraft leases is about $350 million.

2001 Compared with 2000
-----------------------

         Ford Credit's consolidated income from continuing operations in 2001 was $831 million, down $711 million or 46% from 2000. Excluding Ford Credit's share of the charges associated with the Revitalization Plan, net income was about $1 billion, down $507 million compared with 2000, due primarily to a higher provision for credit losses and the net unfavorable impact of SFAS No. 133 from hedging activity, offset partially by favorable earnings effects related to securitization transactions, higher financing volumes of finance receivables and operating leases and improved financing margins.

         Earnings at Hertz in 2001 were $23 million. In 2000, Hertz had earnings of $358 million. The decrease in earnings was primarily due to lower car rental volume in the United States, reflecting the adverse impact on business travel and downward pricing pressure due to the slowdown in the United States economy and the adverse impact of the terrorist attacks.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

         For the Automotive sector, liquidity and capital resources include gross cash balances, cash generated from operations, our ability to raise funds in capital markets and committed credit lines.

         Gross Cash - Automotive gross cash includes cash and marketable securities and assets contained in a Voluntary Employee Beneficiary Association ("VEBA") trust, which are financial assets available to fund certain future employee benefit obligations in the near term, as summarized below (in billions):

                                                                                         December 31,
                                                                               ---------------------------------
                                                                                 2002        2001       2000
                                                                               ----------  ---------- ----------
                  Cash and cash equivalents                                     $ 5.2       $ 4.1      $ 3.4
                  Marketable securities                                          17.4        10.9       13.1
                  VEBA                                                            2.7         2.7        3.7
                                                                                -----       -----      -----
                     Gross cash                                                 $25.3       $17.7      $20.2
                                                                                =====       =====      =====

         In managing our business, we classify changes in gross cash in three categories: operating (including capital expenditures and capital transactions with the Financial Services sector), acquisitions and divestitures, and financing. Changes for the last three years are summarized below (in billions):


                                                                                         December 31,
                                                                               ---------------------------------
                                                                                 2002        2001       2000
                                                                               ----------  ---------- ----------
   Gross cash at end of period                                                  $25.3       $17.7      $20.2
   Gross cash at beginning of period                                             17.7        20.2       25.4
                                                                                -----       -----      -----
    Total change in gross cash                                                  $ 7.6       $(2.5)     $(5.2)
                                                                                =====       =====      =====

   Operating related cash flows
    Automotive net income/(loss)                                                $(2.0)      $(6.3)     $ 1.7
    Non-cash, one-time charges                                                    1.7         4.3        3.5
    Depreciation and special tools amortization                                   4.9         5.0        5.1
    Changes in receivables, inventory and trade payables                         (1.8)        4.4       (0.5)
    Other - primarily expense and payment timing differences                      3.8        (0.1)       3.7
    Capital transactions with Financial Services sector *                         0.4         0.4        0.7
    Capital expenditures                                                         (6.8)       (6.3)      (7.4)
                                                                                -----       -----      -----
     Total operating related cash flows before tax refunds                        0.2         1.4        6.8
    Tax refunds                                                                   2.6           -          -
                                                                                -----       -----      -----
     Total operating related cash flows                                           2.8         1.4        6.8

   Divestitures and asset sales                                                   0.9         0.4          -
   Acquisitions and capital contributions                                        (0.3)       (2.7)      (2.7)

   Financing related cash flows
    Convertible trust preferred securities                                        4.9           -          -
    Value Enhancement Plan                                                          -           -       (5.6)
    Dividends to shareholders                                                    (0.7)       (1.9)      (2.8)
    Net issuance/(purchase) of stock                                              0.1        (1.4)      (1.2)
    Changes in total Automotive Sector debt                                      (0.1)        1.7        0.3
                                                                                -----       -----      -----
     Total financing related cash flows                                           4.2        (1.6)      (9.3)
                                                                                -----       -----      -----

      Total change in gross cash                                                $ 7.6       $(2.5)     $(5.2)
                                                                                =====       =====      =====

   ----------------------
   * Includes the net of capital contributions, dividends, loans and loan repayments.

         In 2002, we had non-cash one-time charges of $1.7 billion, reflecting primarily impairment of goodwill and other intangible assets under SFAS 142, Goodwill and Other Intangible Assets (which eliminates amortization of goodwill and certain other intangible assets, but requires annual testing for impairment), losses on the sales of Kwik-Fit and other businesses, and restructuring charges in our Ford- brand European Automotive operations and Premier Automotive Group operations.

         Timing differences between the recognition of certain expenses or revenue reductions and their corresponding cash payments are recognized in operating related cash flows. In 2002, these differences and other miscellaneous items improved our operating related cash flows by $3.8 billion, denoted as

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

"Other" in the table above. These timing differences arise primarily from accrual of health care, marketing, warranty and additional service action costs before the corresponding cash payments are required to be made.

         In 2002, we spent $6.8 billion for Automotive sector capital goods, such as machinery, equipment, tooling and facilities. This was up $500 million from 2001, reflecting primarily increased spending on new products consistent with our product-led revitalization. Capital expenditures were 5.0% of sales in 2002, up 0.2 percentage points from a year ago.

         During 2002, we received $4.9 billion of net proceeds from the issuance of our 6.5% Cumulative Convertible Trust Preferred Securities and about $2.6 billion of income tax refunds. These two factors alone explain substantially all of the $7.6 billion increase in our gross cash balances during 2002.

         Capital transactions with the Financial Services sector improved cash flow by $400 million, reflecting primarily dividends from Ford Credit, net of a $700 million cash contribution from Ford indirectly to Ford Credit in January 2002.

         Shown in the table below is a reconciliation between operating related cash flow above and financial statement cash flows from operating activities before securities trading (in billions):

                                                                                                         Full Year
                                                                                                ----------------------------
                                                                                                    2002            2001
                                                                                                -------------   ------------
   Operating related cash flows                                                                  $  2.8          $  1.4
   Items Ford includes in operating related cash flow
    Capital transactions with Financial Services sector                                            (0.4)           (0.4)
    Capital expenditures                                                                            6.8             6.3
    Net transactions between Automotive and Financial Services sectors *                            0.1            (0.6)
    Other, primarily exclusion of cash in-flows from VEBA draw-down                                 0.2             0.8
                                                                                                 ------          ------
        Total reconciling items                                                                     6.7             6.1
                                                                                                 ------          ------
        Cash flows from operating activities before securities trading                           $  9.5          $  7.5
                                                                                                 ======          ======

   --------------------------------
   * Primarily payables and receivables between the sectors in the normal course of business, as shown in our sector statement of cash flows.

         Debt and Net Cash - At December 31, 2002, our Automotive sector had total debt of $14.2 billion, up $400 million from a year ago. The weighted average maturity of our long-term debt, substantially all of which is fixed-rate debt, is approximately 27 years with about $1.1 billion maturing by December 31, 2007. The weighted average maturity of total debt (long-term and short-term) is approximately 26 years. At December 31, 2002, our Automotive sector had net cash (defined as gross cash less total debt) of $11.1 billion, compared with $3.9 billion and $8.1 billion at the end of 2001 and 2000, respectively.

         Credit Facilities - At December 31, 2002, the Automotive sector had $7.8 billion of contractually committed credit agreements with various banks; eighty-eight percent of the total facilities are committed through June 30, 2007. Ford has the ability to transfer on a non-guaranteed basis $7.2 billion of these credit lines to Ford Credit or FCE Bank, plc, Ford Credit's European operation ("FCE"). All of our global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers that would limit out ability to borrow). Approximately $100 million of these facilities were in use at December 31, 2002.

         Other Securities - Ford Motor Company Capital Trust I and Ford Motor Company Capital Trust II together have outstanding an aggregate $5.7 billion of trust preferred securities as described in Note 14 of the Notes to our Financial Statements. These securities are not included in the total debt amounts discussed above. In addition, during the fourth quarter of 2002, we redeemed our Series B Cumulative Preferred Stock for an aggregate redemption price of $177 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Sector
-------------------------

         Ford Credit

         Debt and Cash - Ford Credit's total debt was $140.3 billion at December 31, 2002, down $5.5 billion compared with a year ago. Ford Credit's outstanding commercial paper (not including commercial paper issued to affiliates) at December 31, 2002 totaled $8.2 billion. The average remaining maturity of Ford Credit's commercial paper in North America and Europe was 34 days. At December 31, 2002, Ford Credit had cash and cash equivalents of $6.8 billion. In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs. This excess funding is referred to as "overborrowings." Of the $6.8 billion of cash and cash equivalents, $5 billion represented overborrowings, while the remaining $1.8 billion was employed in operating activities.

         Funding - Ford Credit requires substantial funding in the normal course of business. Ford Credit's funding requirements are driven mainly by the need to
(i) purchase retail installment sale contracts and vehicle leases to support the sale of Ford products, which to a large extent are influenced by Ford-sponsored special financing and leasing programs that are available exclusively through Ford Credit, (ii) provide vehicle inventory and capital financing for Ford dealers, and (iii) repay its debt obligations.

         Funding sources for Ford Credit include the sale of commercial paper, issuance of term debt, the sale of receivables in securitization transactions and, in the case of FCE, the issuance of certificates of deposit. These funds are obtained from investors in various markets.

         Ford Credit's commercial paper issuances are used to meet short-term funding needs. Ford Credit has commercial paper programs in the United States, Europe, Canada and other international markets. It reduced the amount of its outstanding global unsecured commercial paper from $15.7 billion at the end of 2001 to $8.2 billion ($3.4 billion net of overborrowings and including commercial paper sold to other Ford affiliates) at December 31, 2002 by replacing such funding with term-debt and proceeds from the sale of receivables. During 2003, Ford Credit plans to have commercial paper outstanding at levels of around $5 billion to $7 billion, net of overborrowings. Ford Credit also obtains short-term funding through the issuance of variable denomination, floating rate demand notes through its Ford Money Market Account program. At December 31, 2002, $5.1 billion of such notes were outstanding. Bank borrowings are an additional source of short-term funding in certain international markets.

         Long-term funding requirements for Ford Credit are met through the issuance of a variety of debt securities in both the United States and international capital markets. During 2002, Ford Credit issued approximately $13.5 billion of term debt with maturities ranging between one and thirty years. During 2003, Ford Credit plans to raise $7 billion to $10 billion through term debt issuances and $12 billion to $15 billion through public term securitization transactions, which are discussed below. Other sources of funds include bank borrowings, mainly in countries where capital markets are less developed.

         During 2002, Ford Credit continued to meet a significant portion of its funding requirements by selling finance receivables in securitizations because of the stability of investor appetite for asset-backed securities, their lower relative cost (as described below), and the diversification of funding sources that they provide. Ford Credit also developed or expanded additional funding sources, including retail unsecured bond issuances, new asset-backed commercial paper programs and international securitization programs. In addition, Ford Credit launched a whole-loan sale program that will reduce future funding requirements. Under the whole-loan sale program, Ford Credit sells retail loans without holding any retained interests in such loans and receives fee income as it continues to service those loans. Ford Credit sold $5 billion of retail loans through this program in the fourth quarter of 2002, and expects to complete further sales in 2003. Because Ford Credit does not have retained interests in receivables sold through its whole-loan program, it does not have contractual or economic risk of loss associated with those retained interests with respect to whole-loan sales of receivables. Accordingly, Ford Credit does not treat such receivables as "managed receivables" and whole-loan sales of receivables are excluded from the discussion of securitization transactions below.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         As a result of Ford Credit's expanded securitization sources and other actions, the decline in debt ratings Ford Credit experienced in 2002 and 2001 did not have a material impact on its ability to fund operations and maintain liquidity. Any further lowering of Ford Credit's debt ratings would increase its borrowing costs and potentially constrain certain funding availability from the capital markets. This in turn likely would cause Ford Credit to rely more heavily on funding through securitization transactions, or to reduce its assets and liabilities. Ford Credit's ability to sell its receivables may be affected by the following factors: the amount and credit quality of receivables available to sell, the performance of receivables sold in previous transactions, general demand for the type of receivables Ford Credit offers, market capacity for Ford Credit-sponsored investments, market disruption and Ford Credit's debt ratings. If as a result of any of these or other factors, the cost of securitized funding significantly increased or securitized funding were no longer available to Ford Credit, its liquidity would be adversely impacted.

         The cost of both unsecured term debt and funding through securitization transactions is based on the margin (or spread) over a benchmark interest rate, such as the London Interbank Offered Rate or interest rates paid on U.S. Treasury securities of similar maturities. Spreads are typically measured in basis points, where one basis point equals one one-hundredth of one percent (0.01%). Since 1998, the three-year fixed rate spread on Ford Credit's securitized funding has been at a level between 38 and 110 basis points above comparable U.S. Treasury securities, while Ford Credit's unsecured term-debt spreads have fluctuated between 46 basis points and 662 basis points above comparable U.S. Treasury securities. In 2002, Ford Credit's unsecured term-debt spreads fluctuated between 195 and 662 basis points above comparable U.S. Treasury securities, with an average spread of 357 basis points and a year-end spread of 375 basis points above comparable U.S. Treasury securities.

         Ford Credit's worldwide proceeds from the sale of retail and wholesale finance receivables through securtizations and whole-loan sales are shown below for the years ended December 31 (in billions):

                  Receivable Type                      2002           2001          2000
                  ---------------                   ------------  -------------  ------------
                  Retail                              $36.5         $32.0          $19.2
                  Wholesale                             4.8           8.8            0.3
                                                      -----         -----          -----
                       Net Proceeds...                $41.3         $40.8          $19.5
                                                      =====         =====          =====

         For additional funding and to maintain liquidity, Ford Credit has contractually committed credit facilities with financial institutions that totaled $13.9 billion at December 31, 2002, including $5.3 billion available for FCE. The majority of these facilities are available through June 30, 2007 and $900 million was in use at December 31, 2002 (primarily by affiliates outside of the United States and Europe). In addition, banks provide $13.6 billion of contractually committed liquidity facilities to support Ford Credit's asset-backed commercial paper programs. All of Ford Credit's global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers that would limit its ability to borrow).

         Ford Credit also has entered into agreements with several bank-sponsored, commercial paper issuers (conduits) under which such issuers are contractually committed to purchase from Ford Credit or hold, at Ford Credit's option, up to an aggregate of $12.6 billion of receivables. These agreements have varying maturity dates between March 31, 2003 and October 31, 2003. As of December 31, 2002, approximately $5.2 billion of these commitments were used. These programs do not contain restrictive financial covenants (for example, debt-to-equity limitations or minimum net worth requirements) or material adverse change clauses that could preclude selling receivables, but do contain provisions that would terminate those commitments if the performance of the sold receivables deteriorates beyond specified levels. None of these arrangements may be terminated based on a change in our credit rating. For a discussion of the impact of Financial Accounting Standards Board ("FASB") Interpretation
No. 46, Consolidation of Variable Interest Entities ("FIN 46") on the cost and availability of these conduit facilities, see "Off-Balance Sheet Arrangements - Variable Interest Entities", below.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         At December 31, 2002, Ford Credit's debt-to-equity ratio was 12.8 to 1 on a managed basis (excluding the effect of Axus, our all-makes vehicle fleet leasing operation, that was held for sale), down from 14.8 to 1 at December 31, 2001. In calculating its managed leverage, Ford Credit adds outstanding securitized receivables (but not receivables sold in whole-loan sale transactions) to debt, and nets against this amount its retained interests in securitized receivables and its cash, including overborrowings. Ford Credit also adjusts both debt and equity for effects of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in the calculation of managed leverage because SFAS No. 133 adjustments vary over the term of the underlying debt and securitized funding obligations based on changes in market rates and we generally repay our debt as it matures.

         Hertz

         Hertz requires funding for the acquisition of revenue earning equipment, which consists of vehicles and industrial and construction equipment. Hertz purchases this equipment in accordance with the terms of agreements negotiated with automobile and equipment manufacturers. The financing requirements of Hertz are seasonal and are mainly explained by the seasonality of the travel industry. Hertz' fleet size, and its related financing requirements, generally peak in the months of June and July, and decline during the months of December and January. Hertz accesses the global capital markets to meet its funding needs.

         Hertz maintains unsecured domestic and foreign commercial paper programs and a secured domestic commercial paper program to cover short-term funding needs, and also draws from bank lines, as a normal business practice, to fund international needs. Hertz also is active in the domestic medium-term and long-term debt markets.

         During 2002, Hertz launched an asset-backed securitization program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing resources. As of December 31, 2002, $514 million was outstanding under this program.

         At December 31, 2002, Hertz had committed credit facilities totaling $3.0 billion. Of this amount, $1.4 billion represented global and other committed credit facilities ($0.9 billion of which are available through June 30, 2007 and $0.5 billion of which have various maturities of up to four years); $500 million consisted of a revolving credit line provided by Ford, which currently expires in June 2004; $215 million consisted of asset backed Letters of Credit, and $928 million consisted of 364-day asset backed commercial paper facilities.

Total Company
-------------

         Stockholders' Equity - Our stockholders' equity was $5.6 billion at December 31, 2002, down $2.2 billion compared with December 31, 2001. As described below, changes in the funded status of our pension funds adversely impacted stockholders' equity by $5.3 billion, which was partially offset by favorable foreign currency translation adjustments of $2.9 billion. Our stockholders' equity also was reduced in 2002 by net losses of $980 million and dividend payments of $743 million.

         Post Retirement Obligations - We sponsor defined benefit pension plans whose pension fund assets consist principally of investments in equities and in government and other fixed income securities. For our major U.S. pension funds, the target asset allocation is 70% equities and 30% fixed income securities. On December 31, 2002, the market value of our U.S. pension fund assets was less than the projected benefit obligations (calculated using a discount rate of 6.75%, which is reduced from 7.25% used at year-end 2001) by $7.3 billion for our U.S. plans. For non-U.S. plans, the shortfall as of December 31, 2002, was $8.3 billion, for a total worldwide shortfall of $15.6 billion. Our stockholders' equity was reduced by $5.3 billion at December 31, 2002 because of increased pension under funding. Pension funding obligations and strategies are highly dependent on investment returns, discount rates, actuarial assumptions, and benefit levels (which can be contractually specified, such as those under the Ford-UAW Retirement Plan that is subject to negotiation in
2003). If these assumptions were to remain unchanged, we project that we would not have a legal requirement to fund our major U.S. pension plans

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

before 2007. However, we review our pension assumptions regularly and we do from time to time make contributions beyond those legally required. For example, in January 2003 we contributed $500 million in cash to the U.S. pension funds and, depending on a determination that it will be deductible for U.S. income tax purposes, expect to contribute an additional $500 million by June 2003. Further, after giving effect to these contributions, based on current interest rates and on our return assumptions and assuming no additional contributions, we do not expect to be required to pay any variable-rate premiums to the Pension Benefit Guaranty Corporation before 2005.

         We sponsor post retirement health care plans, primarily in the U.S. We partially fund these obligations through a VEBA trust, which is invested in short-term fixed income investments.

         Debt Ratings - Our short- and long-term debt are rated by three nationally-recognized statistical rating organizations: Fitch, Inc. ("Fitch"); Moody's Investors Service, Inc. ("Moody's"); and Standard & Poor's Rating Services, a division of McGraw-Hill Companies, Inc. ("S&P"). In addition to these three rating agencies, we also are rated in several local markets by locally recognized rating agencies. Debt ratings reflect an assessment by the rating agencies of the credit risk associated with particular securities we issue, and are based on information provided by us or other sources. Lower ratings generally result in higher borrowing costs and reduced access to capital markets. Long- and short-term debt ratings of BBB- and F3 or higher by Fitch, Baa3 and P-3 or higher by Moody's and BBB- and A3 or higher by S&P are considered "investment grade." However, debt ratings are not recommendations to buy, sell, or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria in evaluating the risk associated to a company, and therefore ratings should be evaluated independently for each rating agency.

         Fitch Ratings. On January 11, 2002, Fitch lowered the long-term debt ratings of Ford, Ford Credit and Hertz from A- to BBB+, confirmed Ford Credit's and Hertz' short-term debt rating at F2, and confirmed the rating outlook for all three companies as negative. On October 31, 2002, Fitch affirmed the long-term debt ratings of Ford, Ford Credit and Hertz at BBB+, short-term debt ratings at F2 and its rating outlook as negative.

         Moody's Ratings. On January 16, 2002, Moody's lowered Ford's long-term debt rating from A3 to Baa1, lowered Ford Credit's long- and short-term debt ratings from A2 to A3 and from Prime-1 to Prime-2, respectively, and confirmed the rating outlook of both companies as negative. Moody's also lowered Hertz' long-term debt rating from Baa1 to Baa2, confirmed its short-term debt rating at Prime-2 and confirmed its rating outlook as negative. On December 10, 2002, Moody's confirmed Hertz' long-term debt rating at Baa2, short-term debt rating at Prime-2 and its rating outlook is negative. On March 7, 2003, Moody's affirmed the long-term debt rating of Ford at Baa1 and long- and short-term debt ratings of Ford Credit at A3 and Prime-2, respectively, and confirmed the rating outlook of both companies as negative.

         S&P Ratings. On January 11, 2002, S&P changed the rating outlook for Ford, Ford Credit and Hertz to negative. On October 16, 2002, S&P placed Ford, Ford Credit and Hertz's long-term debt ratings on CreditWatch with negative implications. The short-term debt rating of Ford Credit was reaffirmed at A2. On October 25, 2002, S&P lowered the long-term debt ratings of Ford and Ford Credit from BBB+ to BBB. It affirmed the short-term debt ratings of Ford Credit at A2. S&P stated that its rating outlook on us was negative and that is was concerned that the benefits of our Revitalization Plan could eventually be offset by decreasing industry demand in North America, industry wide price competition and Ford's market share weakness. S&P also indicated that its ratings on Ford could be lowered further if it comes to doubt Ford's ability to sustain earnings improvement, including the achievement of at least breakeven per-tax earnings in our Automotive operations in 2003. On October 30, 2002, S&P affirmed Hertz' long-term debt rating at BBB and its short-term debt rating at A2. On March 7, 2003, S&P affirmed the long-term debt ratings of Ford and Ford Credit at BBB and the short-term debt rating of Ford Credit at A2. The outlook for all companies is negative.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OFF-BALANCE SHEET ARRANGEMENTS

         We have entered into various arrangements not reflected on our balance sheet that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. These include guarantees, sales of receivables by Ford Credit, and variable interest entities, each of which is discussed below.

Guarantees (See also Note 24 of the Notes to our Financial Statements)
----------

         Occasionally, we guarantee debt and lease obligations of joint venture entities and other third parties with which we do business to support their growth. As of December 31, 2002, our maximum potential exposure under these guarantees was $486 million.

         In the ordinary course of business, we also execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction. These indemnifications include claims for any of the following: environmental, tax, and shareholder matters; intellectual property rights; governmental regulations and employment-related matters; financial matters; and dealer, supplier, and other commercial contractual relationships. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim.

Sales of Receivables by Ford Credit
-----------------------------------

         Securitizations

         Ford Credit regularly uses securitization to fund its operations. Ford Credit securitizes its receivables because the highly-liquid and efficient market provides Ford Credit with a cost-effective source of funding. Ford Credit most frequently securitizes retail installment sale contracts. Ford Credit also securitizes receivables from Ford-franchised dealers and non-Ford dealers representing loans used to finance their automobile floorplan inventories, generally referred to as wholesale receivables or floorplan receivables. Ford Credit occasionally engages in securitization of operating leases. In 2002, Ford Credit significantly expanded securitization of finance receivables by foreign subsidiaries.

         In a typical securitization, Ford Credit sells a pool of finance receivables to a wholly-owned, bankruptcy-remote special purpose subsidiary that establishes a separate special purpose trust or entity ("SPE") and transfers the receivables to the SPE in exchange for the proceeds from securities issued by the SPE. Following the transfer of the sold receivables to the SPE, the receivables are no longer assets of Ford Credit and the sold receivables no longer appear on our balance sheet. The SPE issues interest-bearing securities, usually notes or certificates of various maturities and interest rates, which are paid by the SPE from future collections on the receivables it owns. These securities, commonly referred to as asset-backed securities, are structured into senior and subordinated classes. The senior classes have priority over the subordinated classes in receiving collections from the receivables and may also benefit from other enhancements such as over-collateralization, excess spread and cash reserve funds. These securities generally are rated by independent rating agencies and sold in public offerings or in private transactions.

         Ford Credit uses SPEs in securitization transactions to achieve isolation of the sold receivables for the benefit of securitization investors. Assuming, accounting rules are met, the sold receivables are removed from our balance sheet. The use of SPEs in this way allows the SPE to issue senor securities (typically with a higher debt rating than Ford Credit's debt securities) in a highly-liquid and efficient market, thereby providing Ford Credit with a cost-effective source of funding. The two-tiered sale of receivables to a wholly-owned subsidiary and then to the SPE is conventional in the asset backed securitization market. Most of the SPEs used in Ford Credit's securitization transactions are classified as qualifying special purpose entities consistent with the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, because of the nature of the assets held by these entities and the limited nature of their activities. Ford Credit also sponsors one securitization SPE, FCAR Owner Trust ("FCAR"), that is not a qualifying SPE under SFAS No. 140

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

because its permitted activities are notsufficiently limited. However, because FCAR maintains substantive third-party equity, this entity is not required to be consolidated in our financial statements at December 31, 2002 under applicable accounting rules. However, see "-Variable Interest Entities" below and Note 13 of the Notes to our Financial Statements for a further discussion of the impact of FIN 46 on Ford Credit's FCAR securitization structure and on other securitization structures utilized by Ford Credit. None of our or Ford Credit's officers, directors or employees holds any equity interest in the SPEs or receives any direct or indirect compensation from the SPEs. The SPEs do not own stock in either Ford or Ford Credit or any of their affiliates.

         Ford Credit or its affiliates often retain interests in the securitized receivables. The retained interests may include senior and subordinated securities, undivided interests in wholesale receivables, restricted cash held for the benefit of the SPEs and interest-only strips. Subordinated securities represent lower rated classes of securities issued by the SPEs. Restricted cash is funded initially by a small portion of proceeds from the sale of receivables that may be used to pay principal and interest to SPE investors and, after investors are fully paid, remaining cash is returned to Ford Credit. Interest-only strips, also referred to as excess spread, represent the right to receive collections on the sold finance receivables in excess of amounts needed by the SPE to pay interest and principal to investors, servicing fees and other required payments. The subordinated securities, restricted cash, interest-only strips, and a portion of the undivided interest in wholesale receivables serve as credit enhancements to the holders of the more senior securities issued by the SPEs.

         At December 31, 2002 and 2001, the total outstanding principal amount of receivables sold by Ford Credit in securitizations was $71.3 billion and $58.7 billion, respectively. At those dates, Ford Credit's retained interests in such sold receivables were $17.6 billion and $12.5 billion, respectively.

         Ford Credit has no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default. The holders of the asset-backed securities have no recourse to Ford Credit or its other assets for credit losses on the sold receivables and have no ability to require Ford Credit to repurchase their securities. Ford Credit does not guarantee any securities issued by SPEs. However, as is customary in asset-backed securitization transactions, Ford Credit, as the seller of the finance receivables to the SPE and servicer of such receivables, is obligated to provide certain kinds of support. These support obligations include indemnification of the SPE and its trustees, the requirement to repurchase receivables that do not meet eligibility criteria or that have been materially modified by the servicer, the obligation to sell additional receivables in certain transactions and the advancing of interest payment short falls. Based on its experience, Ford Credit does not expect to make any indemnification payments. In 2002, Ford Credit was not required to repurchase any sold receivables due to their failure to meet eligibility criteria and the principal amount of recievables repurchased due to servicer modifications was about $340 million for all retail securitization programs.

         Whole-loan Sales

         In the fourth quarter of 2002, Ford Credit sold about $5 billion of retail installment sale contracts in two whole-loan sale transactions. In addition, Ford Credit is contractually committed to sell an additional $2 billion of retail installment sale contract receivables in the first quarter of 2003 through a whole-loan sale transaction. In respect of whole-loan sale transactions, Ford Credit generally has the same indemnification, repurchase and other obligations in whole-loan sale transactions as it does in securitization transactions. These continuing obligations are discussed above. Ford Credit retains servicing rights and obligations with respect to the receivables sold in whole-loan sale transactions and earns a servicing fee. Unlike securitizations, however, whole-loan sale transactions involve the sale of receivables without Ford Credit or one of its affiliates retaining any interest in the sold receivables. Because Ford Credit does not have retained interests in receivables sold through its whole-loan program, it does not have contractual or economic risk of loss associated with those retained interests with respect to whole-loan sales of receivables. No SPEs are used in Ford Credit's whole-loan sale program.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Risks to Future Sales of Receivables

         Some of Ford Credit's securitization programs contain structural features that could prevent further funding if the credit losses or delinquencies on a pool of sold receivables or on Ford Credit's overall managed portfolio exceed specified levels or if payment rates on or amounts of wholesale receivables are lower than specified levels. Ford Credit does not expect that any of these features will have a material adverse impact on its ability to securitize receivables. In addition, Ford Credit's ability to sell its receivables may be affected by the following factors: the amount and credit quality of receivables available to sell, the performance of receivables sold in previous transactions, general demand for the type of receivables Ford Credit offers, market capacity for Ford Credit-sponsored investments, market disruption and Ford Credit's debt ratings. If as a result of any of these or other factors, the cost of securitized funding significantly increased or securitized funding were no longer available to Ford Credit, its liquidity would be adversely impacted.

Variable Interest Entities  (See also Item 2. "Properties" and Note 13 of the
--------------------------
Notes to our Financial Statements)

         Automotive

         Our Automotive sector has invested in several joint ventures that are reported as equity investments. In many cases, we have contracted with these joint ventures to manufacture and/or assemble vehicles or components. We have invested and contracted with these entities to obtain low cost, high quality parts and vehicles, world-class niche product development capabilities and the ability to leverage the technical expertise of our joint venture partners. These investments may involve a transfer of assets in exchange for an equity interest. In some cases, we have agreed to guarantee the debt of the entity; in others we have unconditional supply arrangements that are used by the entity to secure financing. In many cases, labor used by the joint ventures are Ford employees, the cost of which we are reimbursed; however, failing reimbursement we are ultimately responsible for the costs of these employees. The terms of these supply arrangements are a result of arms-length negotiation. For a discussion of the impact of FIN 46 on our accounting for these joint ventures, see Note 13 of the Notes to our Financial Statements.

         Financial Services

         It is reasonably possible that FCAR, in its existing structure, may be consolidated in our financial results in compliance with FIN 46. Our equity investment and retained beneficial interest related to FCAR is approximately $1.7 billion, which is reflected on our consolidated balance sheet. At December 31, 2002, FCAR had gross assets of $12.2 billion and gross liabilities of $11.8 billion. We continue to assess structures that would maintain FCAR as an unconsolidated entity under FIN 46. We are continuing to analyze the impact on our financial statements of FIN 46 and its impact on FCAR. In addition, Ford Credit also sells receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank. FIN 46 might also require the sponsor banks to consolidate the assets and liabilities of the SPEs into their financial results. If this occurs, the sponsor banks may increase the program fees for Ford Credit's use of these SPEs or fail to renew their commitment to purchase additional receivables from Ford Credit. At December 31, 2002, about $6 billion of retail installment sale contracts Ford Credit originated were held by these SPEs. We believe we would not be required to consolidate any portion of these SPEs in our financial results. We are continuing to evaluate the impact of FIN 46 on the bank sponsors of these SPEs and on the continued availability and costs of this program. We believe bank sponsors will not terminate their SPEs or reduce their purchase of receivables.

AGGREGATE CONTRACTUAL OBLIGATIONS

         We are party to many contractual obligations involving commitments to make payments to third parties. Most of these are debt obligations incurred by our Financial Services sector. In addition, as part of our normal business practices, we enter into contracts with suppliers for purchases of certain raw materials, components and services. These arrangements may contain fixed or minimum quantity purchase requirements. We enter into such arrangements to facilitate adequate supply of these materials

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

and services. Many of these obligations are recorded; others are disclosed in various notes to the financial statements. Some obligations are executory contracts and therefore are not recognized as liabilities until the occurrence of a future event.

         In order to provide information about our short- and long- term liquidity needs, a disclosure of selected obligations is displayed below (in millions):

                                                                         Payments Due by Period
                                                   -------------------------------------------------------------------
                                                                    Less                                      More
                                                                   than 1         1 - 3         3 - 5         than 5
                                                      Total         year          years         years         years
                                                   ----------    -----------    ----------    ----------    ----------
Debt obligations                                   $162,222      $42,086        $56,655       $23,858       $39,623
Capital lease obligations                               284           45             48            37           154
Operating lease obligations                           3,294          856          1,125           603           710
                                                   --------      -------        -------       -------       -------
Total                                              $165,800      $42,987        $57,828       $24,498       $40,487
                                                   ========      =======        =======       =======       =======

CRITICAL ACCOUNTING ESTIMATES

         We consider an accounting estimate to be critical if: 1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and 2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

         Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed the foregoing disclosure. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Warranty and Additional Service Actions
---------------------------------------

         See Notes 1 and 24 of the Notes to our Financial Statements for more information regarding costs and assumptions for warranties and additional service actions.

         Nature of Estimates Required: The estimated warranty and additional service action costs for each vehicle sold by us are accrued at the time the vehicle is sold to a dealer. Included in the accruals are the costs for both basic warranty and additional service action on vehicles we sell. Estimates are principally based on assumptions regarding the lifetime warranty costs of each vehicle line and each model year of that vehicle line, where little or no claims experience may exist. In addition, the number and magnitude of additional service actions expected to be approved, and policies related to additional service actions, are taken into consideration. Due to the uncertainty and potential volatility of these estimated factors, changes in our assumptions could materially affect net income.

         Assumptions and Approach Used: Our estimate of warranty and additional service action obligations is reevaluated on a quarterly basis. Experience has shown that initial data for any given model year can be volatile; therefore, our process relies upon long-term historical averages until sufficient data are available. As actual experience becomes available, it is used to modify the historical averages to ensure that the forecast is within the range of likely outcomes. Resulting balances are then compared with present spending rates to ensure that the accruals are adequate to meet expected future obligations.

Pension
-------

         See Note 20 of the Notes to our Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

         Nature of Estimates Required: The measurement of our pension obligations, costs and liabilities

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

is dependent on a variety of assumptions used by our actuaries. These assumptions include estimates of the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions. The plan trustee conducts an independent valuation of the fair value of pension plan assets.

         Assumptions and Approach Used: The assumptions used in developing the required estimates include the following key factors:

     o    Discount rates                      o Inflation
     o    Salary growth                       o Expected return on plan assets
     o    Retirement rates                    o Mortality rates

         We base the discount rate assumption on investment yields available at year-end on corporate long-term bonds rated AA. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets reflects asset allocations, investment strategy and the views of investment managers and other large pension plan sponsors. Retirement and mortality rates are based primarily on actual plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

         Sensitivity Analysis: The effect of the indicated decrease in the selected assumptions is shown below, assuming no changes in benefit levels and no amortization of gains or losses for our major plans in 2003 (in millions):

                                                         Effect on U. S. Plans:
                                        -------------------------------------------------------
                                                            December 31, 2002
                                                       --------------------------
                                         Percentage      Decline       Reduction     Higher
                                           Point        in Funded         in          2003
                 Assumption                Change         Status        Equity       Expense
--------------------------------        -------------  -------------  -----------  ------------
Discount rate                              -0.5 pts.     $ 1,800      $ 1,100      $  10
Expected return on assets                  -0.5 pts.           -            -        175

Other Post Retirement Benefits (Retiree Health Care and Life Insurance)
-----------------------------------------------------------------------

         See Note 20 of the Notes to our Financial Statements for more information regarding costs and assumptions for other post retirement benefits.

         Nature of Estimates Required: The measurement of our obligations, costs and liabilities associated with other post retirement benefits (e.g., retiree health care) requires that we make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as health care cost increases, salary increases and demographic experience, which may have an effect on the amount and timing of future payments.

         Assumptions and Approach Used: The assumptions used in developing the required estimates include the following key factors:

     o    Health care cost trends             o Inflation
     o    Discount rates                      o Expected return on plan assets
     o    Salary growth                       o Mortality rates
     o    Retirement rates

         Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. We base the discount rate assumption on investment yields available at year-end on corporate long-term bonds rated AA. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

reflects history and asset allocation. Retirement and mortality rates are based primarily on actual plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

         Sensitivity Analysis: The effect of the indicated increase/decrease in the selected assumptions is shown below (assuming no changes in benefit levels); the 2003 expense effect includes the impact on service cost and interest cost as well as amortization of gains or losses (in millions):

                                                         Effect on U. S. and Canadian Plans:
                                        -----------------------------------------------------------------
                                                                  December 31, 2002
               Assumption                     Percentage            Obligation            2003 Expense
                                             Point Change          Higher/(Lower)        Higher/(Lower)
--------------------------------        -----------------------  -------------------  -------------------
Discount rate                                +/- 0.5 pts.          $(1,700)/$1,700       $(130)/$130
Health care cost trend                       +/- 1.0 pts.            3,900/(3,300)         560/(460)

Allowance for Credit Losses
---------------------------

         See Note 10 of the Notes to our Financial Statements for more information regarding our allowance for credit losses.

         The allowance for credit losses is our estimate of the probable credit losses related to impaired finance receivables and operating leases as of the date of the financial statements. Significant judgment is required in estimating this amount because credit losses vary substantially over time, and estimating probable losses requires a number of assumptions about matters which are uncertain.

         Nature of Estimates Required: We estimate the probable credit losses related to impaired finance receivables and operating leases by evaluating several different factors with econometric models. These factors include historical credit loss trends, the credit quality of our present portfolio, trends in historical and projected used vehicle values, and general economic measures.

         Assumptions and Approach Used: The factors listed above result in a projection of two key assumptions:
     o Frequency - the percentage of finance receivables and operating leases that we expect to default over a period of time, which is measured principally by the repossession rate (the ratio of the number of vehicles repossessed in a time period divided by the average number of accounts outstanding in the same time period)
     o Loss severity - the difference between the amount a customer owes us when we charge off the finance contract and the amount we receive, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer.

         We estimate the expected frequency and loss severity with econometric models. We monitor credit loss performance monthly and assess the adequacy of our allowance for credit losses quarterly.

         Sensitivity Analysis: We believe the present level of our allowance for credit losses is adequate to cover the probable losses related to impaired finance receivables and operating leases; however, changes in the assumptions to derive frequency and severity would have an impact on the allowance for credit losses. Over the past three years, repossession rates for our U.S. retail and lease portfolio have varied between 2% and 3%.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         The effect of the indicated increase/decrease in the assumptions is shown below for retail and lease receivables that finance Ford, Lincoln, and Mercury vehicles in the United States (in millions):

                                                                                     Effect on:
                                                                  -------------------------------------------------
                                                                      December 31, 2002          2002 Provision
                 Assumption                        Percentage           Allowance for             for Credit
                                                     Point              Credit Losses               Losses
                                                     Change             Higher/(Lower)           Higher/(Lower)
---------------------------------------------     ------------    -------------------------   ---------------------
Repossession rates                                +/- 0.1 pts.        $80/$(80)                   $80/$(80)
Loss severity                                     +/- 1.0 pts.         25/(25)                     25/(25)

         Changes in our assumptions affect the provision for credit losses on our income statement and the allowance for credit and insurance losses on our balance sheet.

Accumulated Depreciation on Operating Leases
--------------------------------------------

         Accumulated depreciation on operating leases reflects the cumulative amount of depreciation that has been recorded to date, reducing the value of the vehicles in our operating lease portfolio from their original acquisition value to their projected residual value at the end of the lease term.

         Nature of Estimates Required: Each operating lease in our portfolio represents a vehicle we own that has been leased to a customer. At the origination of the lease, we establish an estimated residual value for the vehicle at lease end. Significant judgment is required in estimating the expected lease-end residual value because future market values of used vehicles are difficult to predict. We depreciate leased vehicles on a straight-line basis to estimated residual value.

         We monitor residual value performance by vehicle line monthly. We review the adequacy of our accumulated depreciation on a quarterly basis. If we believe that the residual values for our vehicles have decreased, we revise depreciation for the affected vehicles to ensure that the book value (our net investment in the operating lease, equal to our acquisition value of the vehicles less accumulated depreciation) will be reduced to our revised estimate of residual value at the end of the lease term. Such adjustments to depreciation expense are recorded over the remaining term of the contracts of affected vehicles in our portfolio on a straight-line basis.

         Each lease retail customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer. In the latter case, the dealer then has the option to purchase the vehicle at the contractual lease-end value or return it to us. For returned vehicles, we face a potential risk that the book value of the vehicle will exceed the auction value. Over the last five years, about 60% to 70% of retail leased vehicles have been returned to us.

         Assumptions and Approach Used: Our accumulated depreciation on operating leases is based on the following assumptions:

     o    Auction value: the expected       o   Return rates: the expected
          market value of the vehicle at        percentage of  vehicles that
          the end of the lease.                 will be returned at the end of
                                                the lease.

         We estimate expected auction values and return rates with econometric models. These models use historical auction values, historical return rates for our leased vehicles, industry-wide used vehicle prices, our marketing plans and vehicle quality data.

         Sensitivity Analysis: The largest impact of changes in assumptions is on Ford Credit's U.S. retail operating leases of Ford, Lincoln and Mercury brand vehicles. If future auction values for all of the Ford, Lincoln, and Mercury vehicles in our U.S. operating lease portfolio at year-end 2002 were to decrease by $100 per unit from our present estimates, we would increase our depreciation on these vehicles by a cumulative amount of about $70 million in the 2003 through 2005 period to cause the book value at the end of the lease term for these vehicles to be equal to the revised residual value. Similarly, if future return rates for our existing portfolio of Ford, Lincoln and Mercury vehicles in the U.S. were to increase by one

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

percentage point from our present estimates, we would increase our depreciation on these vehicles by about $15 million in the 2003 through 2005 period. Changes in the amount of accumulated depreciation on operating leases will be reflected on our balance sheet in "Net investment in operating leases" and on the income statement in the "Depreciation" line of the Financial Services sector.

NEW ACCOUNTING STANDARDS

           In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 prospectively to all unvested employee awards as of January 1, 2003, and all new awards granted to employees after January 1, 2003 using the modified prospective method of adoption under the provisions of SFAS No. 148.

         The FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities in June 2002. This Statement requires obligations associated with disposing of operations to be recognized and measured at fair value when certain liabilities are incurred. The current accounting guidance allows for recognition of liabilities on the commitment date of a disposal or exit plan. We adopted this Statement on January 1, 2003 and plant closures related to our Revitalization Plan will follow SFAS No. 146 accounting guidelines. We do not expect adoption of this Statement to have a material impact on our consolidated financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement superseded SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and addresses financial accounting and reporting for impairment of long-lived assets to be held and used, and long-lived assets and components of an entity to be disposed of. We adopted this Statement on January 1, 2002.

         In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires entities to establish liabilities for legal obligations associated with the retirement of tangible long-lived assets. We adopted the Statement on January 1, 2003 and do not expect a material impact on our consolidated financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. We do not believe that the adoption of this Interpretation will have a material impact on our consolidated financial position or statement of operations. For further discussion, see Note 24 of the Notes to our Financial Statements.

         In January 2003, FASB issued FIN 46, an interpretation of Accounting Research Bulletin No. 51. Under FIN 46, which requires us to consolidate variable interest entities for which we are deemed to be the primary beneficiary and disclose information about variable interest entities in which we have a significant variable interest. FIN 46 became effective immediately for variable interest entities formed after January 31, 2003 and will become effective in the third quarter of 2003 for any variable interest entities formed prior to February 1, 2003. We are adopting FIN 46 as it becomes effective, which could materially impact our financial statements. For further discussion of FIN 46, see "Off-Balance Sheet Arrangements-Variable Interest Entities" above and
Note 13 of the Notes to our Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

2003 Financial Milestones
-------------------------

         We have set and communicated certain financial milestones for 2003. The financial milestones for 2003 are as follows:

        Planning Assumptions
        --------------------
        Industry Volume
           U.S.                              16.5 million units
           Europe                            17.0 million units
        Net Pricing
           U.S.                              Zero
           Europe                            1%

        Physicals                            Milestone
        ---------                            ---------
        Quality                              Improve in all regions
        Market Share                         Improve in all regions
        Automotive:
          Cost Performance (at constant
                volume and mix)              Improve by at least $500 million
          Capital Spending                   $8 billion

        Financial Results
        -----------------
        Automotive
          Income Before Taxes                Breakeven
          Operating Cash Flow*               Breakeven

        Ford Credit                          Improve cash contribution to Parent
                                             Maintain managed leverage in low
                                                end of 13-14 to 1 range **
        ----------------
        * Consistent with operating cash flow calculation under "Liquidity and Capital Resources - Automotive Sector" above.
        ** Consistent with definition of leverage under "Liquidity and Capital
           Resources - Financial Services Sector" above.

         Based on the planning assumptions set forth above and achievement of the foregoing milestones, we expect 2003 fully diluted earnings to be about 70 cents per share for the full-year and 20 cents per share for the first quarter. For the full-year, we expect the Automotive sector to break even and the Financial Services sector to provide improved cash contributions to the parent company.

Revitalization Plan Update
--------------------------

         In January 2002, we announced our Revitalization Plan, which is expected to improve our pre-tax income to $7 billion by mid-decade. Excluding unusual items, our pre-tax earnings in 2002 were well in excess of the breakeven target we set when we announced the Revitalization Plan last year. We also made improvements to our cost structure consistent with the Revitalization Plan. With the progress made on costs in 2002, coupled with the acceleration of cost reductions planned for this year, we expect profits to be ahead of the original plan this year as well. This expectation is reflected in our full year earnings target of 70 cents per share.

Pension and Health Care Expenses
--------------------------------

         We sponsor defined benefit pension plans throughout the world and post retirement health care plans, primarily in the United States. We also provide health care coverage for our active employees,

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

primarily in the United States. Pursuant to our collective bargaining agreement with the UAW, under which most of our U.S. hourly employees are covered, we are contractually committed to provide specified levels of pension and health care benefits to both employees and retirees covered by the contract. These obligations give rise to significant expenses that are highly dependent on assumptions discussed in Note 20 of the Notes to our Financial Statements and under "Critical Accounting Estimates" above.

         Based on present assumptions and benefit agreements, we expect our 2003 U.S. pre-tax pension expense to be about $270 million, which is about $460 million higher than it was in 2002.

         In 2002, our health care costs for United States employees was $2.8 billion, with about $1.9 billion attributable to retirees and $900 million attributable to active employees. Our health care costs in the United States have been rising at about 16% a year over the last two years. The cost of prescription drugs, which rose about 15% in 2002 compared with 2001, is the fastest growing segment of our health care costs and now accounts for approximately 30% of our total United States health care costs. Although we have taken measures to have salaried employees and retirees bear a higher portion of the costs of their health care benefits, we expect these trends to continue over the next several years.

Risk Factors
------------

         Statements included or incorporated by reference herein may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

     o greater price competition in the U.S. and Europe resulting from currency fluctuations, industry overcapacity or other factors;
     o a significant decline in industry sales, particularly in the U.S. or Europe, resulting from slowing economic growth, geo-political events or other factors;
     o    lower-than-anticipated market acceptance of new or existing products;
     o work stoppages at key Ford or supplier facilities or other interruptions of supplies;
     o the discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
     o increased safety, emissions, fuel economy or other regulation resulting in higher costs and/or sales restrictions;
     o unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;
     o worse-than-assumed economic and demographic experience for our post retirement benefit plans (e.g., investment returns, interest rates, health care cost trends, benefit improvements);
     o    currency or commodity price fluctuations;
     o    a market shift from truck sales in the U.S.;
     o    economic difficulties in South America or Asia;
     o    reduced availability of or higher prices for fuel;
     o    labor or other constraints on our ability to restructure our business;
     o a change in our requirements under long-term supply arrangements under which we are obligated to purchase minimum quantities or pay minimum amounts;
     o    a further credit rating downgrade;
     o inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts;
     o    higher-than-expected credit losses;
     o    lower-than-anticipated residual values for leased vehicles;
     o increased price competition in the rental car industry and/or a general decline in business or leisure travel due to terrorist attacks, act of war or measures taken by governments in response thereto that negatively affect the travel industry; and
     o    our inability to implement the Revitalization Plan.

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

         These risks affect our Automotive and Financial Services sectors differently. We monitor and manage these exposures as an integral part of our overall risk management program, which includes regular reports to a central management committee, the Global Risk Management Committee ("GRMC"). The GRMC is responsible for developing our overall risk management objectives and reviewing performance against these objectives. The GRMC is chaired by our Chief Financial Officer, and its members include our Treasurer, our Controller, and the Chief Financial Officer of Ford Credit.

         Our Automotive and Financial Services sectors are exposed to liquidity risk, or the possibility of having to curtail their businesses or being unable to meet present and future financial obligations as they come due because funding sources may be reduced or become unavailable. We, and particularly Ford Credit, which comprises substantially all of our Financial Services sector, maintain plans for sources of funding to ensure liquidity through a variety of economic or business cycles. As discussed in greater detail in Item 7, our funding sources include commercial paper, term debt, sale of receivables through securitization transactions, committed lines of credit from major banks, and other sources.

         We are exposed to a variety of insurable risks, such as loss or damage to property, liability claims, and employee injury. We protect against these risks through a combination of self-insurance and the purchase of commercial insurance designed to protect against events that could generate significant losses.

         Direct responsibility for the execution of our market risk management strategies resides with our Treasurer's Office and is governed by written polices and procedures. Separation of duties is maintained between the development and authorization of derivative trades, the transaction of derivatives, and the settlement of cash flows. Regular audits are conducted to ensure that appropriate controls are in place and that they remain effective. In addition, our market risk exposures and our use of derivatives to manage these exposures are reviewed by the GRMC and the Audit Committee of our Board of Directors. For additional information on our derivatives, see Note 17 of our Notes to Financial Statements.

         The market and counterparty risks of our Automotive sector and Ford Credit are discussed and quantified below. The quantitative disclosures presented are independent of any adjustments related to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

AUTOMOTIVE MARKET AND COUNTERPARTY RISK

         Our Automotive sector frequently has expenditures and receipts denominated in foreign currencies, including the following: purchases and sales of finished vehicles and production parts, debt and other payables, subsidiary dividends, and investments in foreign operations. These expenditures and receipts create exposures to changes in exchange rates. We also are exposed to changes in prices of commodities used in our Automotive sector and changes in interest rates.

         Foreign currency risk and commodity risk are measured and quantified using a model to calculate the changes in the value of currency and commodity derivative instruments along with the underlying exposure being hedged. Beginning with this report, we have changed our risk disclosure methodology to an earnings at risk ("EaR") model from a value at risk ("VaR"). VaR is a valuation of the existing hedge portfolio and projects the potential change in the portfolio's liquidation value. EaR provides the potential impact to pre-tax earnings related to foreign currency and commodity price exposure and is a more meaningful metric to an ongoing business than VaR. The model to calculate EaR combines current market data with historical data on volatilities and correlations of the underlying currencies and commodity prices. EaR includes hedging derivatives as well as the underlying exposures over a twelve month period.

Foreign Currency Risk
---------------------

         Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. We use derivative instruments to hedge assets, liabilities, investments in foreign operations, and firm commitments denominated in foreign currencies. In our hedging actions, we use primarily instruments commonly used by corporations to reduce foreign exchange risk (e.g., forward contracts and options).

         Our EaR is based on transaction exposure, which is the foreign currency exposure that results from cross border cash flows from specific transactions, and our related hedging activity. At December 31, 2002, the EaR from foreign currency exchange movements over the next twelve months is less than $390 million, within a 95% confidence level, which is approximately $60 million higher than the EaR projection for 2002 calculated as of December 31, 2001. The increased exposure results primarily from less diversification benefit due to higher correlation among major currency pairings.

Commodity Price Risk
--------------------

         Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as non-ferrous (e.g., aluminum) and precious metals (e.g., palladium, platinum and rhodium), ferrous alloys (e.g., steel), energy (e.g., natural gas and electricity), and plastics/resins (e.g., polypropylene), which we use in the production of motor vehicles. We use derivative instruments to hedge the price risk associated with the purchase of those commodities that we can economically hedge. In our hedging actions, we primarily use instruments commonly used by corporations to reduce commodity price risk (e.g., financially settled forward contracts, swaps, and options).

         Based on our financial hedging activities with derivatives and the associated underlying exposures (e.g., precious metals, aluminum, copper, natural gas, and unleaded gas), at December 31, 2002, the EaR from commodity price movements over the next twelve months is less than $59 million, within a 95% confidence level, which is approximately $25 million lower than the EaR projection for 2002 calculated as of December 31, 2001. The decreased exposure results primarily from declining consumption exposures and a lower cost basis.

         In addition to these price-hedging activities, our procurement activities ensure that we have adequate supplies of raw materials used in our business. These procurement activities utilize forward purchase contracts, long-term supply contracts, and stockpiles. Any price-hedging inherent in our procurement activities is approved by the GRMC.

Interest Rate Risk
------------------

         Interest rate risk relates to the gain or loss we could incur to our investment portfolio in the event of a change in interest rates. We have $25.3 billion in cash (including assets contained in a VEBA trust), which we invest in securities of various types and maturities. Many of these securities are interest sensitive. These securities are generally classified as Trading or Available for Sale. The Trading portfolio gains and losses (unrealized and realized) are reported in the income statement. The Available for Sale portfolio realized gains or losses are reported in the income statement, and unrealized gains and losses are reported in the Consolidated Statement of Stockholders'
Equity in other comprehensive income. The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investment.

         At any time, a rise in interest rates could have a material adverse impact on the fair value of our Trading and our Available for Sale portfolios. As of December 31, 2002, the value of our Trading portfolio was $18.5 billion (including assets contained in a VEBA trust), the value of our Available for Sale portfolio was $1.6 billion, and the value of our cash and cash equivalents was $5.2 billion.

         Assuming a hypothetical, instantaneous increase in interest rates of one percentage point, the value of our Available for Sale and Trading portfolios would be reduced by $185 million and $27 million, respectively. While this is our best estimate of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes are rarely instantaneous or parallel.

Counterparty Risk
-----------------

         Counterparty risk relates to the loss we could incur if an obligor or counterparty defaulted on an investment or a derivative contract. Exposures primarily relate to investments in fixed-income instruments and derivative contracts used for managing interest rate, currency and commodity risk. We, together with Ford Credit, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification. Our exposures are monitored on a regular basis and are included in monthly reporting to the GRMC.

         Our approach to managing counterparty risk is forward-looking and proactive, allowing us to take risk mitigation actions. We establish exposure limits for both mark-to-market and future potential exposure, based on our overall risk tolerance and ratings-based historical default probabilities. The exposure limits are lower for lower-rated counterparties and for longer-dated exposures. We use a Monte Carlo simulation technique to assess our potential exposure by tenor, defined at a 95% confidence level.

         Substantially all of our counterparty and obligor exposures are with counterparties and obligors that are rated single-A or better.


FORD CREDIT MARKET RISKS

Overview
--------

         Ford Credit is exposed to risks in the normal course of its business activities. In addition to counterparty risk discussed above, Ford Credit is subject to the following additional types of risks that it seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures:

     o Market risk - the possibility that changes in future market interest and currency exchange rates or prices will have an adverse impact on operating results.
     o Credit risk - the possibility of loss from a customer's failure to make payments according to contract terms.
     o Residual risk - the possibility that the actual proceeds received by Ford Credit upon the sale of returned lease vehicles at lease termination will be lower than its internal forecast of residual values.
     o Liquidity risk - the possibility of being unable to meet all current and future obligations in a timely manner.

         Each form of risk is uniquely managed in the context of its contribution to Ford Credit's overall global risk. Business decisions are evaluated on a risk-adjusted basis and products are priced consistent with these risks. Credit and residual risks are discussed above under the caption "Critical Accounting Estimates" and liquidity risk is discussed above under the caption "Liquidity and Capital Resources--Financial Services Sector-- Ford Credit", in each case in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following discusses Ford Credit's market risks:

         Foreign Currency Risk. To meet funding objectives, Ford Credit issues debt or, for its international affiliates, draws on local credit lines in a variety of currencies. Ford Credit faces exposure to currency exchange rates if a mismatch exists between the currency of its receivables and the currency of the debt funding those receivables. When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, Ford Credit seeks to minimize the impact of currency exchange rates on operating results by executing foreign currency derivatives. These derivatives convert substantially all of its foreign currency debt obligations to the local country currency of the receivables. As a result, Ford Credit's market risk exposure relating to currency exchange rates is believed to be immaterial.

         Interest Rate Risk. Interest rate risk is the primary market risk to which Ford Credit is exposed and consists principally of "re-pricing risk" or differences in the re-pricing characteristics of assets and liabilities. An instrument's re-pricing period is a term used by financial institutions to describe how an interest rate-sensitive instrument responds to changes in interest rates. It refers to the time it takes an instrument's interest rate to reflect a change in market interest rates. For fixed-rate instruments, the re-pricing period is equal to the maturity for repayment of the instrument's principal because, with a fixed interest rate, the principal is considered to re-price only when re-invested in a new instrument. For a floating-rate instrument, the re-pricing period is the period of time before the interest rate adjusts to the market rate. For instance, a floating-rate loan whose interest rate is reset to a market index annually on December 31st would have a re-pricing period of one year on January 1st, regardless of the instrument's maturity.

         Ford Credit's receivables consist primarily of fixed-rate retail installment sale and lease contracts and floating-rate wholesale receivables. Fixed-rate retail installment sale and lease contracts are originated principally with maturities ranging between two and six years and generally require customers to make equal monthly payments over the life of the contract. Ford Credit's funding sources consist primarily of short and long-term unsecured debt and sales of receivables in securitizations. In the case of unsecured term debt, and in an effort to have funds available throughout business cycles, Ford Credit often borrows longer-term, with five to ten year maturities. These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.

         Ford Credit is exposed to interest rate risk to the extent that a difference exists between the re-pricing profile of its assets and debt. Specifically, without derivatives, Ford Credit's assets would re-price more quickly than its debt.

         Ford Credit's interest rate risk management objective is to maximize its financing margin while limiting fluctuations caused by changes in interest rates. Ford Credit achieves this objective by setting an established risk tolerance range and staying within this tolerance range through an interest rate risk management program that includes entering into derivatives commonly known as interest rate swaps.

         On a monthly basis, Ford Credit determines the sensitivity of the economic value of its portfolio of interest rate-sensitive assets and liabilities (its economic value) to hypothetical changes in interest rates. Economic value is a measure of the present value of all future expected cash flows, discounted by market interest rates, and is equal to the present value of interest rate-sensitive assets minus the present value of interest rate-sensitive liabilities. Ford Credit then enters into interest rate swaps, effectively converting portions of its floating-rate debt or assets to fixed or its fixed-rate debt or assets to floating, to ensure that the sensitivity of its economic value falls within an established target range. Ford Credit also monitors the sensitivity of its earnings to interest rates using earnings simulation techniques. These simulations calculate the projected earnings of its portfolio of interest rate-sensitive assets and liabilities under various interest rate scenarios, including both parallel and non-parallel shifts in the yield curve. These quantifications of interest rate risk are included in monthly reporting to the GRMC.

         The process described above is used to measure and manage the interest rate risk of Ford Credit's operations in the United States and Canada, which together represented approximately 74% of its total owned finance receivables at December 31, 2002. For its international affiliates, Ford Credit uses a technique commonly referred to as "gap analysis," to measure re-pricing mismatch. This process uses re-pricing schedules, which group assets, debt, and swaps into time-bands based on their re-pricing period. Under this process, Ford Credit enters into interest rate swaps, effectively changing the re-pricing profile of its assets and debt, to ensure that any re-pricing mismatch existing in a particular time-band falls within an established tolerance.

         As a result of its interest rate risk management process, including derivatives, Ford Credit's debt re-prices slightly faster than its assets. Other things equal, this means that during a period of rising interest rates, the interest rates paid on Ford Credit's debt will increase more rapidly than the interest rates earned on assets, thereby initially reducing Ford Credit's earnings by a small amount. Correspondingly, during a period of falling interest rates, Ford Credit's earnings would be expected to initially increase by a small amount. To provide a quantitative measure of the sensitivity of its earnings to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of one percentage point across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. The differences between these scenarios and the base case over a one year horizon represent an estimate of the sensitivity of Ford Credit's pre-tax earnings over the following year. This sensitivity as of year-end 2001 and 2002 is as follows:

                          Pre-tax earnings impact given a          Pre-tax earnings impact given a
                          one percentage point increase in         one percentage point decrease in
                          interest rates (in millions)             interest rates (in millions)
December 31, 2002                    $(153)                                  $156
December 31, 2001                    $(120)                                  $121

         While the sensitivity analysis presented is Ford Credit's best estimate of the impacts of specified assumed interest rate scenarios, actual results could differ from those projected. The model used to conduct this analysis is heavily dependent on assumptions, particularly those regarding the reinvestment of maturing asset principal, refinancing of maturing debt, and predicted repayment of sale and lease contracts ahead of contractual maturity.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         Our Financial Statements, the accompanying Notes and the Report of Independent Accountants that are filed as part of this Report are listed under
Item 15. "Exhibits, Financial Statement Schedules, and Reports on Form 8-K" and are set forth on pages FS-1 through FS-29 immediately following the signature pages of this Report.

         Selected quarterly financial data for us and our consolidated subsidiaries for 2002 and 2001 is in Note 23 of our Notes to Financial Statements.







Item 9.  Changes in and Disagreements With Accountants on
---------------------------------------------------------
Accounting and Financial Disclosure
-----------------------------------

         Not required.

                                    PART III


Item 10.  Directors and Executive Officers of Ford
--------------------------------------------------

         The information required by Item 10 regarding our directors is incorporated by reference from the information under the captions "Election of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance" and "Management Stock Ownership" in our Proxy Statement. The information required by
Item 10 regarding our executive officers appears as Item 4A under Part I of this Report.


Item 11.  Executive Compensation
--------------------------------

         The information required by Item 11 is incorporated by reference from the information under the following captions in our Proxy Statement:
"Compensation of Directors", "Compensation Committee Report on Executive Compensation", "Compensation Committee Interlocks and Insider Participation "Compensation of Executive Officers", "Stock Options", "Performance Stock Rights", "Stock Performance Graphs" and "Retirement Plans".


Item 12.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
Related Stockholder Matters
---------------------------

         The information required by Item 12 is incorporated by reference from the information under the caption "Stock Options - Equity Compensation Plan Information" and "Management Stock Ownership" in our Proxy Statement.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in our Proxy Statement.


Item 14.  Controls and Procedures
----------------------------------

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         William Clay Ford, Jr., our Chief Executive Officer, and Allan D. Gilmour, our Chief Financial Officer, have performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the date of this report and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and regulations.

CHANGES IN INTERNAL CONTROLS

         No significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, were made as a result of the evaluation.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules, and
------------------------------------------------------
Reports on Form 8-K
-------------------

(a) 1.   Financial Statements - Ford Motor Company and Subsidiaries
-------------------------------------------------------------------

         Sector Statement of Income and Consolidated Statement of Income for the years ended December 31, 2002, 2001, and 2000.

         Sector Balance Sheet and Consolidated Balance Sheet at December 31, 2002 and 2001.

         Sector Statement of Cash Flows and Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

         Consolidated Statement of Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000.

         Notes to Financial Statements

         Report of Independent Accountants

         The Sector and Consolidated Financial Statements, the Notes to Financial Statements and the Report of Independent Accountants listed above are filed as part of this Report and are set forth on pages FS-1 through FS-29 immediately following the signatures pages of this Report.

(a) 2.   Financial Statement Schedules
--------------------------------------

Designation                                 Description
-----------                                 -----------

None Required.

         The schedules are omitted because the information required to be contained in them is disclosed elsewhere in our Sector and Consolidated Financial Statements or the amounts involved are not sufficient to require submission.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)


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

Exhibit 3-B          By-Laws as amended                                         Filed with this Report.
                     through December 12, 2002.

Exhibit 10-A         Amended and Restated Profit                                Filed as Exhibit 10-A to Ford's
                     Maintenance Agreement, dated as of                         Annual Report on Form 10-K
                     January 1, 2002, between Ford                              for the year ended December 31, 2001.*
                     and Ford Credit.

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

Exhibit 10-C         Description of Ford practices regarding                    Filed as Exhibit 10-J to Ford's
                     travel expenses of spouses of certain                      Annual Report on Form 10-K for the
                     executives.**                                              year ended December 31, 1980.*

Exhibit 10-D         Deferred Compensation Plan for                             Filed as Exhibit 10-H-1 to Ford's
                     Non-Employee Directors, as amended                         Annual Report on Form 10-K for the
                     on July 11, 1991.**                                        year ended December 31, 1991.*

Exhibit 10-D-1       Amendments to Deferred Compensation Plan                   Filed as Exhibit 10-G-1 to Ford's
                     for Non-Employee Directors, effective as of                Annual Report on Form 10-K for the
                     January 1, 1996.**                                         year ended December 31, 1995.*

Exhibit 10-D-2       Amendment to Deferred Compensation Plan                    Filed as Exhibit 10-G-2 to Ford's
                     for Non-Employee Directors, effective as of                Annual Report on Form 10-K for the
                     November 14, 1996.**                                       year ended December 31, 1996.*

Exhibit 10-E         Benefit Equalization Plan, as                              Filed as Exhibit 10-F to Ford's
                     amended and restated as of                                 Annual Report on Form 10-K for the
                     December 18, 2000.**                                       year ended December 31, 2000.*

Exhibit 10-F         Description of financial counseling                        Filed with this Report.
                     services provided to certain executives.**

Exhibit 10-G         Supplemental Executive Retirement Plan,                    Filed as Exhibit 10-H to Ford's
                     as restated and incorporating amendments                   Annual Report on Form 10-K for the
                     through December 18, 2000.**                               year ended December 31, 2000.*



Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(Continued)

Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------

Exhibit 10-H         Restricted Stock Plan for Non-Employee                     Filed as Exhibit 10-P to Ford's
                     Directors adopted by the Board of                          Annual Report on Form 10-K for the
                     Directors on November 10, 1988,                            year ended December 31, 1988.*
                     and approved by the stockholders at
                     the 1989 Annual Meeting.**

Exhibit 10-H-1       Amendment to Restricted Stock Plan for                     Filed as Exhibit 10.1 to Ford's
                     Non-Employee Directors, effective as of                    Quarterly Report on Form 10-Q for the
                     August 1, 1996.**                                          quarter ended September 30, 1996.*

Exhibit 10-I         1990 Long-Term Incentive Plan,                             Filed as Exhibit 10-R to Ford's
                     amended as of June 1, 1990.**                              Annual Report on Form 10-K for the
                                                                                year ended December 31, 1990.*

Exhibit 10-I-1       Amendment to 1990 Long-Term Incentive                      Filed as Exhibit 10-P-1 to Ford's
                     Plan, effective as of October 1, 1990.**                   Annual Report on Form 10-K for the
                                                                                year ended December 31, 1991.*

Exhibit 10-I-2       Amendment to 1990 Long-Term Incentive                      Filed as Exhibit 10.2 to Ford's
                     Plan, effective as of March 8, 1995.**                     Quarterly Report on Form 10-Q for the
                                                                                quarter ended March 31, 1995.*

Exhibit 10-I-3       Amendment to 1990 Long-Term                                Filed as Exhibit 10-M-3 to Ford's
                     Incentive Plan, effective as of                            Annual Report on Form 10-K for the
                     October 1, 1997.**                                         year ended December 31, 1997.*

Exhibit 10-I-4       Amendment to 1990 Long-Term                                Filed as Exhibit 10-M-4 to Ford's
                     Incentive Plan, effective as of                            Annual Report on Form 10-K for the
                     January 1, 1998.**                                         year ended December 31, 1997.*

Exhibit 10-J         Description of Matching Gift Program for                   Filed as Exhibit 10-Q to Ford's
                     Non-Employee Directors.**                                  Annual Report on Form 10-K for the
                                                                                year ended December 31, 1991.*

Exhibit 10-K         Non-Employee Directors Life Insurance                      Filed as Exhibit 10-O to Ford's
                     and Optional Retirement Plan                               Annual Report on Form 10-K for the
                     (as amended as of January 1, 1993).**                      year ended December 31, 1994.*

Exhibit 10-L         Description of Non-Employee Directors                      Filed as Exhibit 10-S to Ford's
                     Accidental Death, Dismemberment and                        Annual Report on Form 10-K for the
                     Permanent Total Disablement Indemnity.**                   year ended December 31, 1992.*

Exhibit 10-M         Agreement dated December 10, 1992                          Filed as Exhibit 10-T to Ford's
                     between Ford and William C. Ford.**                        Annual Report on Form 10-K for the
                                                                                year ended December 31, 1992.*

Exhibit 10-N         Support Agreement dated as of October 1,                   Filed as Exhibit 10-T to Ford's
                     1993 between Ford and FCE Bank.                            Annual Report on Form 10-K for the
                                                                                year ended December 31, 1993.*



Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(Continued)

Designation                        Description                                       Method of Filing
-----------                        -----------                                       ----------------

Exhibit 10-N-1       Amendment No. 1 dated as of November                       Filed as Exhibit 10-R-1 to Ford's
                     15, 1995 to Support Agreement between                      Annual Report on Form 10-K for the
                     Ford and FCE Bank.                                         year ended December 31, 1995.*

Exhibit 10-O         Select Retirement Plan                                     Filed as Exhibit 10-P to Ford's
                     as amended and restated through                            Annual Report on Form 10-K for the
                     January 1, 2000.**                                         year ended December 31, 2000.*

Exhibit 10-P         Deferred Compensation Plan,                                Filed as Exhibit 10-R to Ford's
                     as amended and restated as of                              Annual Report on Form 10-K for the
                     January 1, 2000.**                                         year ended December 31, 1999.*

Exhibit 10-P-1       Amendment to Deferred                                      Filed as Exhibit 4.2 to Ford's
                     Compensation Plan effective                                Registration Statement No. 333-
                     as of April 12, 2000.**                                    56660.*

Exhibit 10-P-2       Amendment to Deferred                                      Filed as Exhibit 4.3 to Ford's
                     Compensation Plan effective                                Registration Statement No. 333-
                     as of June 1, 2000.**                                      56660.*

Exhibit 10-Q         Annual Incentive Compensation Plan,                        Filed as Exhibit 10-T to Ford's
                     as amended and restated as of                              Annual Report on Form 10-K for the
                     January 1, 2000.**                                         year ended December 31, 1999.*

Exhibit 10-R         1998 Long-Term Incentive Plan,                             Filed with this Report.
                     as amended and restated effective as of
                     January 1, 2003, subject to shareholder
                     approval.**

Exhibit 10-S         Agreement dated January 13, 1999                           Filed as Exhibit 10-X to Ford's
                     between Ford and Edsel B. Ford II.**                       Annual Report on Form 10-K for
                                                                                the year ended December 31, 1998.*

Exhibit 10-T         Agreement between Ford Motor                               Filed as Exhibit 10 to Ford's
                     Company and Ford Motor Credit                              Current Report on Form 8-K
                     Company dated as of October 18, 2001                       dated October 18, 2001.*

Exhibit 10-U         Agreement between Ford and                                 Filed as Exhibit 10.2 to Ford's
                     Carl Reichardt, entered into in                            Quarterly Report on Form 10-Q for
                     June, 2002.**                                              the quarter ended June 30, 2002.*

Exhibit 10-V         Form of Trade Secrets/Non-Compete                          Filed as Exhibit 10.3 to Ford's
                     Statement between Ford and certain                         Quarterly Report on Form 10-Q for
                     of its Executive Officers.**                               the quarter ended June 30, 2002.*

Exhibit 10-W         Amendment to Benefit Equalization Plan,                    Filed as Exhibit 10 to Ford's
                     adopted in October, 2002 and effective                     Quarterly Report on Form 10-Q for the
                     as of November 1, 2001.**                                  quarter ended September 30, 2002.*



Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(Continued)

Designation          Description                                                Method of Filing
-----------          -----------                                                ----------------

Exhibit 12           Computation of Ratio of Earnings to                        Filed with this Report.
                     Combined Fixed Charges and Preferred
                     Stock Dividends.

Exhibit 21           List of Subsidiaries of Ford                               Filed with this Report.
                     as of March 15, 2003.

Exhibit 23           Consent of Independent Certified Public                    Filed with this Report.
                     Accountants.

Exhibit 24           Powers of Attorney.                                        Filed with this Report.

Exhibit 99-A         CEO Certification Pursuant to                              Filed with this Report.
                     Section 906 of the Sarbanes-
                     Oxley Act of 2002

Exhibit 99-B         CFO Certification Pursuant to                              Filed with this Report.
                     Section 906 of the Sarbanes-
                     Oxley Act of 2002

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


(b)      Reports on Form 8-K
----------------------------

         Ford filed the following Current Reports on Form 8-K during the quarter ended December 31, 2002:

         Current Report on Form 8-K dated October 1, 2002 included information relating to Ford's September 2002 U.S. sales results.

         Current Report on Form 8-K dated October 7, 2002 included information relating to Ford's 2002 collective bargaining agreement between Ford Motor Company of Canada, Limited and the Canadian Auto Workers (CAW) Union.

         Current Report on Form 8-K dated October 16, 2002 included information relating to Ford's third quarter 2002 financial results.

         Current Report on Form 8-K dated October 21, 2002 included information relating to an update to Ford's Revitalization Plan.

         Current Report on Form 8-K dated November 1, 2002 included information relating to Ford's October 2002 U.S. sales results.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

         Current Report on Form 8-K dated November 15, 2002 included information relating to Ford's sale of Kwik-Fit Holdings, Ltd.

         Current Report on Form 8-K dated December 3, 2002 included information relating to Ford's November 2002 U.S. sales results and Ford's North American and Overseas Production schedule dated December 3, 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ford has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY


By:         Allan D. Gilmour*
         -------------------------------
           (Allan D. Gilmour)
         Vice Chairman and
         Chief Financial Officer


Date:    March 14, 2003

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


         Signature                                         Title                                Date
         ---------                                         -----                                ----

     William Clay Ford, Jr.*                    Director, Chairman of the
-------------------------------                 Board and Chief Executive Officer
    (William Clay Ford, Jr.)                    and Chair of the Environmental and
                                                Public Policy Committee and
                                                Office of the Chairman and
                                                Chief Executive Committee
                                                (principal executive officer)

      John R. H. Bond*                          Director
-------------------------------
     (John R. H. Bond)


     Edsel B. Ford II*                          Director                                March 14, 2003
-------------------------------
    (Edsel B. Ford II)


       William Clay Ford*                       Director
-------------------------------
      (William Clay Ford)


    Irvine O. Hockaday, Jr.*                    Director and
-------------------------------                 Chair of the
   (Irvine O. Hockaday, Jr.)                    Audit Committee




         Signature                                         Title                                Date
         ---------                                         -----                                ----


       Marie-Josee Kravis*                      Director and Chair of the
-------------------------------                 Compensation Committee
      (Marie-Josee Kravis)


     Richard A. Manoogian*                      Director
-------------------------------
    (Richard A. Manoogian)


      Ellen R. Marram*                          Director and Chair of the
-------------------------------
     (Ellen R. Marram)                          Nominating and Governance
                                                Committee


       Homer A Neal*                            Director
-------------------------------
      (Homer A. Neal)


       Jorma Ollila*                            Director                                March 14, 2003
-------------------------------
      (Jorma Ollila)


      Carl E. Reichardt*                        Director, Chair of
-------------------------------                 the Finance Committee
     (Carl E. Reichardt)                        and Vice Chairman


      Robert E. Rubin*                          Director
-------------------------------
     (Robert E. Rubin)


     Nicholas V. Scheele*                       Director and President and
-------------------------------                 Chief Operating Officer
    (Nicholas V. Scheele)


       John L. Thornton*                        Director
-------------------------------
      (John L. Thornton)


       Allan D. Gilmour*                        Vice Chairman and
-------------------------------                 Chief Financial Officer
      (Allan D. Gilmour)                        (principal financial officer)


      Donat R.  Leclair*                        Vice President and Controller
-------------------------------                 (principal accounting officer)
     (Donat R.  Leclair)




*By: /s/Peter Sherry, Jr.
     --------------------------
       (Peter Sherry, Jr.)
       Attorney-in-Fact


                                  CERTIFICATION


     I, William Clay Ford, Jr., Chairman of the Board and Chief Executive Officer of Ford Motor Company, certify that:

     1. I have reviewed this annual report on Form 10-K of Ford Motor Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 12, 2003
           --------------

     By: /s/ William Clay Ford, Jr.
         William Clay Ford, Jr.
         Chairman of the Board and
         Chief Executive Officer

                                  CERTIFICATION


     I, Allan D. Gilmour, Vice Chairman and Chief Financial Officer of Ford Motor Company, certify that:

     1. I have reviewed this annual report on Form 10-K of Ford Motor Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: March 12, 2003
           --------------

     By: /s/ Allan D. Gilmour
         Allan D. Gilmour
         Vice Chairman and
         Chief Financial Officer


                       Ford Motor Company and Subsidiaries
                           SECTOR STATEMENT OF INCOME
                           --------------------------
              For the Years Ended December 31, 2002, 2001 and 2000
                     (in millions, except per share amounts)

                                                                                             2002           2001           2000
                                                                                          ------------   ------------  -------------
AUTOMOTIVE
Sales (Note 1)                                                                            $134,425       $130,827      $140,777

Costs and expenses (Note 1)
Costs of sales                                                                             125,137        128,417       125,651
Selling, administrative and other expenses                                                   9,819          9,805         9,838
                                                                                          --------       --------      --------
  Total costs and expenses                                                                 134,956        138,222       135,489

Operating income/(loss)                                                                       (531)        (7,395)        5,288

Interest income                                                                                834            765         1,488
Interest expense                                                                             1,368          1,376         1,383
                                                                                          --------       --------      --------
  Net interest income/(expense)                                                               (534)          (611)          105
Equity in net income/(loss) of affiliated companies                                            (91)          (856)          (70)
                                                                                          --------       --------      --------

Income/(loss) before income taxes - Automotive                                              (1,156)        (8,862)        5,323

FINANCIAL SERVICES
Revenues (Note 1)                                                                           28,161         29,927        28,314

Costs and expenses (Note 1)
Interest expense                                                                             7,456          9,441         9,477
Depreciation                                                                                10,240         10,164         9,059
Operating and other expenses                                                                 5,080          5,221         4,845
Provision for credit and insurance losses                                                    3,276          3,661         1,957
                                                                                          --------       --------      --------
  Total costs and expenses                                                                  26,052         28,487        25,338

Income/(loss) before income taxes - Financial Services                                       2,109          1,440         2,976
                                                                                          --------       --------      --------

TOTAL COMPANY
Income/(loss) before income taxes                                                              953         (7,422)        8,299
Provision for/(benefit from) income taxes (Note 2)                                             302         (2,097)        2,720
                                                                                          --------       --------      --------
Income/(loss) before minority interests                                                        651         (5,325)        5,579
Minority interests in net income/(loss) of subsidiaries                                        367             24           123
                                                                                          --------       --------      --------
Income/(loss) from continuing operations                                                       284         (5,349)        5,456
Income/(loss) from discontinued/held-for-sale operations (Note 3)                              (63)          (104)          263
Loss on disposal of discontinued/held-for-sale operations (Note 3)                            (199)             -        (2,252)
Cumulative effect of change in accounting principle (Note 7)                                (1,002)             -             -
                                                                                          --------       --------      --------
Net income/(loss)                                                                         $   (980)      $ (5,453)     $  3,467
                                                                                          ========       ========      ========
Income/(loss) attributable to Common and Class B Stock
 after Preferred Stock dividends                                                          $   (995)      $ (5,468)     $  3,452

Average number of shares of Common and Class B
 Stock outstanding (Note 15)                                                                 1,819          1,820         1,483

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 15)
Basic income/(loss)
     Income/(loss) from continuing operations                                             $   0.15       $  (2.96)     $   3.69
     Income/(loss) from discontinued/held-for-sale operations                                (0.04)         (0.06)         0.18
     Loss on disposal of discontinued/held-for-sale operations                               (0.11)             -         (1.53)
     Cumulative effect of change in accounting principle                                     (0.55)             -             -
                                                                                          --------       --------      --------
     Net income/(loss)                                                                    $  (0.55)      $  (3.02)     $   2.34
Diluted income/(loss)
     Income/(loss) from continuing operations                                             $   0.15       $  (2.96)     $   3.62
     Income/(loss) from discontinued/held-for-sale operations                                (0.03)         (0.06)         0.17
     Loss on disposal of discontinued/held-for-sale operations                               (0.11)             -         (1.49)
     Cumulative effect of change in accounting principle                                     (0.55)             -             -
                                                                                          --------       --------      --------
     Net income/(loss)                                                                    $  (0.54)      $  (3.02)     $   2.30

Cash dividends                                                                            $   0.40       $   1.05      $   1.80


The accompanying notes are part of the financial statements.


                       Ford Motor Company and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
              For the Years Ended December 31, 2002, 2001 and 2000
                     (in millions, except per share amounts)


                                                                                              2002           2001           2000
                                                                                          ------------   ------------  -------------
Sales and revenues
Sales                                                                                     $134,425       $130,827      $140,777
Revenues and other interest income                                                          28,995         30,692        29,802
                                                                                          --------       --------      --------
  Total sales and revenues                                                                 163,420        161,519       170,579

Costs and expenses
Costs of sales                                                                             125,137        128,417       125,651
Selling, administrative and other expenses                                                  25,150         25,195        23,721
Interest expense                                                                             8,824         10,817        10,860
Provision for credit and insurance losses                                                    3,276          3,661         1,957
                                                                                          --------       --------      --------
  Total costs and expenses                                                                 162,387        168,090       162,189
Equity in net income/(loss) of affiliated companies                                            (80)          (851)          (91)
                                                                                          --------       --------      --------
Income/(loss) before income taxes                                                              953         (7,422)        8,299
Provision for/(benefit from) income taxes                                                      302         (2,097)        2,720
                                                                                          --------       --------      --------
Income/(loss) before minority interests                                                        651         (5,325)        5,579
Minority interests in net income/(loss) of subsidiaries                                        367             24           123
                                                                                          --------       --------      --------
Income/(loss) from continuing operations                                                       284         (5,349)        5,456
Income/(loss) from discontinued/held-for-sale operations                                       (63)          (104)          263
Loss on disposal of discontinued/held-for-sale operations                                     (199)             -        (2,252)
Cumulative effect of change in accounting principle                                         (1,002)             -             -
                                                                                          --------       --------      --------
Net income/(loss)                                                                         $   (980)      $  5,453      $  3,467
                                                                                          ========       ========      ========

Income/(loss) attributable to Common and Class B Stock
 after Preferred Stock dividends                                                          $   (995)      $ (5,468)     $  3,452

Average number of shares of Common and Class B
 Stock outstanding                                                                           1,819          1,820         1,483

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK
Basic income/(loss)
     Income/(loss) from continuing operations                                             $   0.15       $  (2.96)     $   3.69
     Income/(loss) from discontinued/held-for-sale operations                                (0.04)         (0.06)         0.18
     Loss on disposal of discontinued/held-for-sale operations                               (0.11)             -         (1.53)
     Cumulative effect of change in accounting principle                                     (0.55)             -             -
                                                                                          --------       --------      --------
     Net income/(loss)                                                                    $  (0.55)      $  (3.02)     $   2.34
Diluted income/(loss)
     Income/(loss) from continuing operations                                             $   0.15       $  (2.96)     $   3.62
     Income/(loss) from discontinued/held-for-sale operations                                (0.03)         (0.06)         0.17
     Loss on disposal of discontinued/held-for-sale operations                               (0.11)             -         (1.49)
     Cumulative effect of change in accounting principle                                     (0.55)             -             -
                                                                                          --------       --------      --------
     Net income/(loss)                                                                    $  (0.54)      $  (3.02)     $   2.30

Cash dividends                                                                            $   0.40       $   1.05      $   1.80


The accompanying notes are part of the financial statements.


                       Ford Motor Company and Subsidiaries
                              SECTOR BALANCE SHEET
                              --------------------
                        As of December 31, 2002 and 2001
                                  (in millions)
                                                                                                           2002              2001
                                                                                                       -------------    ------------
  ASSETS
  Automotive
  Cash and cash equivalents                                                                             $  5,180         $  4,064
  Marketable securities (Note 4)                                                                          17,464           10,949
                                                                                                        --------         --------
     Total cash and marketable securities                                                                 22,644           15,013

  Receivables, less allowances of $374 and $240                                                            2,065            2,181
  Inventories (Note 5)                                                                                     6,980            6,127
  Deferred income taxes                                                                                    3,462            2,595
  Other current assets                                                                                     4,551            6,153
  Current receivable from Financial Services (Note 1)                                                      1,062              938
                                                                                                        --------         --------
     Total current assets                                                                                 40,764           33,007

  Equity in net assets of affiliated companies                                                             2,470            2,450
  Net property (Note 6)                                                                                   36,364           33,022
  Deferred income taxes                                                                                   11,694            5,981
  Goodwill (Note 7)                                                                                        4,805            5,213
  Other intangible assets (Note 7)                                                                           812            1,125
  Assets of discontinued and held-for-sale operations (Note 3)                                                98              368
  Other assets                                                                                            10,783            7,153
                                                                                                        --------         --------
     Total Automotive assets                                                                             107,790           88,319

  Financial Services
  Cash and cash equivalents                                                                                7,070            3,133
  Investments in securities (Note 4)                                                                         807              628
  Finance receivables, net (Notes 8 and 10)                                                               97,030          110,190
  Net investment in operating leases (Note 9)                                                             40,055           45,388
  Retained interest in sold receivables (Note 8)                                                          17,618           12,548
  Goodwill (Note 7)                                                                                          752            1,042
  Other intangible assts (Note 7)                                                                            248              265
  Assets of discontinued and held-for-sale operations (Note 3)                                             2,406            2,136
  Other assets                                                                                            16,643            9,182
  Receivable from Automotive (Note 1)                                                                      4,803            3,712
                                                                                                        --------         --------
     Total Financial Services assets                                                                     187,432          188,224
                                                                                                        --------         --------

     Total assets                                                                                       $295,222         $276,543
                                                                                                        ========         ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Automotive
  Trade payables                                                                                        $ 14,606         $ 15,620
  Other payables                                                                                           2,485            4,224
  Accrued liabilities (Note 11)                                                                           27,644           24,295
  Debt payable within one year (Note 12)                                                                     557              302
                                                                                                        --------         --------
     Total current liabilities                                                                            45,292           44,441

  Long-term debt (Note 12)                                                                                13,607           13,467
  Other liabilities (Note 11)                                                                             46,886           30,873
  Deferred income taxes                                                                                      303              362
  Liabilities of discontinued and held-for-sale operations (Note 3)                                          138              125
  Payable to Financial Services (Note 1)                                                                   4,803            3,712
                                                                                                        --------         --------
     Total Automotive liabilities                                                                        111,029           92,980

  Financial Services
  Payables                                                                                                 1,890            1,484
  Debt (Note 12)                                                                                         148,058          153,034
  Deferred income taxes                                                                                   11,644            9,686
  Other liabilities and deferred income                                                                    9,448            9,165
  Liabilities of discontinued and held-for-sale operations  (Note 3)                                         831              798
  Payable to Automotive (Note 1)                                                                           1,062              938
                                                                                                        --------         --------
     Total Financial Services liabilities                                                                172,933          175,105

  Company-obligated mandatorily redeemable preferred securities of a subsidiary
  trusts holding solely junior subordinated debentures of the Company (Note 14)                            5,670              672

  Stockholders' equity
  Capital stock (Notes 15 and 16)
   Preferred Stock, par value $1.00 per share
    (aggregate liquidation preference of $177 million at December 31, 2001)                                    -                *
   Common Stock, par value $0.01 per share (1,837 million shares issued)                                      18               18
   Class B Stock, par value $0.01 per share (71 million shares issued)                                         1                1
  Capital in excess of par value of stock                                                                  5,420            6,001
  Accumulated other comprehensive income/(loss)                                                           (6,531)          (5,913)
  Treasury stock                                                                                          (1,977)          (2,823)
  Earnings retained for use in business                                                                    8,659           10,502
                                                                                                        --------         --------
     Total stockholders' equity                                                                            5,590            7,786
                                                                                                        --------         --------

     Total liabilities and stockholders' equity                                                         $295,222         $276,543
                                                                                                        ========         ========

- - - - -
*Less than $1 million.
The accompanying notes are part of the financial statements.


                       Ford Motor Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                        As of December 31, 2002 and 2001
                                  (in millions)

                                                                                                             2002            2001
                                                                                                        --------------  ------------
ASSETS
Cash and cash equivalents                                                                                $ 12,250        $  7,197
Marketable securities                                                                                      18,271          11,577
Receivables, less allowances of $374 and $240                                                               2,065           2,181
Net investment in operating leases                                                                         40,055          45,388
Finance receivables, net                                                                                   97,030         110,190
Retained interest in sold receivables                                                                      17,618          12,548
Inventories                                                                                                 6,980           6,127
Equity in net assets of affiliated companies                                                                3,569           3,713
Net property                                                                                               37,935          34,575
Deferred income taxes                                                                                      15,213           8,639
Goodwill                                                                                                    5,557           6,255
Other intangible assets                                                                                     1,060           1,390
Assets of discontinued/held-for-sale operations                                                             2,504           2,504
Other assets                                                                                               29,250          19,609
                                                                                                         --------        --------
  Total assets                                                                                           $289,357        $271,893
                                                                                                         ========        ========

LIABILITIES AND STOCKHOLDERS EQUITY
Payables                                                                                                 $ 18,981        $ 21,328
Accrued liabilities                                                                                        25,088          24,224
Debt                                                                                                      162,222         166,803
Other liabilities and deferred income                                                                      56,276          39,812
Deferred income taxes                                                                                      14,561          10,345
Liabilities of discontinued/held-for-sale operations                                                          969             923
                                                                                                         --------        --------
  Total liabilities                                                                                       278,097         263,435

Company-obligated mandatorily redeemable preferred securities of a subsidiary
 trusts holding solely junior subordinated debentures of the Company                                        5,670             672

Stockholders' equity
Capital stock
Preferred Stock, par value $1.00 per share
 (aggregate liquidation preference of $177 million at December 31, 2001)                                        -               *
 Common Stock, par value $0.01 per share (1,837 million shares issued)                                         18              18
 Class B Stock, par value $0.01 per share (71 million shares issued)                                            1               1
Capital in excess of par value of stock                                                                     5,420           6,001
Accumulated other comprehensive income/(loss)                                                              (6,531)         (5,913)
Treasury stock                                                                                             (1,977)         (2,823)
Earnings retained for use in business                                                                       8,659          10,502
                                                                                                         --------        --------
   Total stockholders' equity                                                                               5,590           7,786
                                                                                                         --------        --------
   Total liabilities and stockholders' equity                                                            $289,357        $271,893
                                                                                                         ========        ========



                       Ford Motor Company and Subsidiaries
                         SECTOR STATEMENT OF CASH FLOWS
                         ------------------------------
              For the Years Ended December 31, 2002, 2001 and 2000
                                  (in millions)

                                                             2002                        2001                        2000
                                                   ------------------------ ---------------------------- ---------------------------
                                                                 Financial                   Financial                    Financial
                                                   Automotive    Services      Automotive    Services       Automotive    Services
                                                   ----------- ------------ -------------- ------------- -------------- ------------
Cash and cash equivalents at January 1             $  4,064      $  3,133      $  3,360      $  1,417       $  2,793      $ 1,543

Cash flows from operating activities
 before securities trading (Note 18)                  9,487        15,375         7,456        13,172         12,009       14,378
Net sales/(purchases) of trading
 securities                                          (6,206)          (23)        1,143           120          6,858          122
                                                   --------      --------      --------      --------       --------      -------
   Net cash flows from
    operating activities                              3,281        15,352         8,599        13,292         18,867       14,500

Cash flows from investing activities
 Capital expenditures                                (6,776)         (502)       (6,301)         (651)        (7,393)        (955)
 Acquisitions of other companies
  (Note 19)                                            (289)            -        (1,998)         (737)        (2,662)        (112)
 Acquisitions of receivables and lease
  investments                                             -       (81,806)            -       (94,061)             -      (95,552)
 Collections of receivables and lease
  investments                                             -        45,777             -        45,110              -       54,031
 Net acquisitions of daily rental vehicles                -        (1,846)            -        (1,412)             -       (2,107)
 Purchases of securities                             (3,446)         (609)      (12,489)         (734)        (6,136)        (564)
 Sales and maturities of securities                   3,445           479        13,866           759          5,105          557
 Proceeds from sales of receivables and
  lease investments                                       -        41,289             -        41,419              -       19,439
 Proceeds from sale of businesses                       257             -             -             -              -            -
 Net investing activity with
  Financial Services                                  1,053             -           186             -            645            -
 Other                                                    -           407           367           250              -         (320)
                                                   --------      --------      --------      --------       --------      -------
   Net cash (used in)/provided by
    investing activities                             (5,756)        3,189        (6,369)      (10,057)       (10,441)     (25,583)

Cash flows from financing activities
 Cash dividends                                        (743)            -        (1,929)            -         (2,751)           -
 Net sales/(purchases) of Common Stock                  287             -        (1,385)            -         (1,229)           -
 Proceeds from mandatorily redeemable
  convertible preferred securities (Note 14)          4,900             -             -             -              -            -
 Preferred Stock - Series B redemption                 (177)            -             -             -              -            -
 Net changes in short-term debt                         (25)      (14,136)           38       (18,349)          (776)      (6,906)
 Proceeds from issuance of other debt                   318        15,524         2,063        44,193          2,363       37,261
 Principal payments on other debt                      (859)      (15,760)       (1,122)      (26,193)        (1,277)     (17,250)
 Value Enhancement Plan payments (Note 15)                -             -             -             -         (5,555)           -
 Net debt repayments from discontinued
  operation                                               -             -             -             -            650            -
 Net cash distribution to
  discontinued operation                                  -             -             -             -            (85)           -
 Net financing activity with Automotive                   -        (1,053)            -          (186)             -         (645)
 Other                                                  (23)          361           261          (184)           139           73
                                                   ---------     --------      --------      --------       --------      -------
   Net cash (used in)/provided by
    financing activities                              3,678       (15,064)       (2,074)         (719)        (8,521)      12,533

Effect of exchange rate changes on cash                  37           336          (101)         (151)           (55)        (859)
Net transactions with Automotive/
 Financial Services                                    (124)          124           649          (649)           717         (717)

   Net increase/(decrease) in cash
    and cash equivalents                              1,116         3,937           704         1,716            567         (126)
                                                   --------      --------      --------      --------       --------      -------

Cash and cash equivalents at December 31           $  5,180      $  7,070      $  4,064      $  3,133       $  3,360      $ 1,417
                                                   ========      ========      ========      ========       ========      =======


The accompanying notes are part of the financial statements.


                       Ford Motor Company and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
              For the Years Ended December 31, 2002, 2001 and 2000
                                  (in millions)
                                                                                               2002          2001           2000
                                                                                           -----------------------------------------
Cash and cash equivalents at January 1                                                      $  7,197      $  4,777       $  4,336

Cash flows from operating activities before securities trading                                24,862        20,628         26,387
Net sales/(purchases) of trading securities                                                   (6,229)        1,263          6,980
                                                                                            --------      --------       --------
Net cash flows from operating activities                                                      18,633        21,891         33,367

Cash flows from investing activities
 Capital expenditures                                                                         (7,278)       (6,952)        (8,348)
 Acquisitions of other companies                                                                (289)       (2,735)        (2,774)
 Acquisitions of receivables and lease investments                                           (81,806)      (94,061)       (95,552)
 Collections of receivables and lease investments                                             45,777        45,110         54,031
 Net acquisitions of daily rental vehicles                                                    (1,846)       (1,412)        (2,107)
 Purchases of securities                                                                      (4,055)      (13,223)        (6,700)
 Sales and maturities of securities                                                            3,924        14,625          5,662
 Proceeds from sales of receivables and lease investments                                     41,289        41,419         19,439
 Proceeds from sale of businesses                                                                257             -              -
 Other                                                                                           407           617           (320)
                                                                                            --------      --------       --------
   Net cash (used in)/provided by investing activities                                        (3,620)      (16,612)       (36,669)

Cash flows from financing activities
 Cash dividends                                                                                 (743)       (1,929)        (2,751)
 Net sales/(purchases) of Common Stock                                                           287        (1,385)        (1,229)
 Proceeds from mandatorily redeemable convertible preferred securities                         4,900             -              -
 Preferred Stock - Series B redemption                                                          (177)            -              -
 Changes in short-term debt                                                                  (14,161)      (18,311)        (7,682)
 Proceeds from issuance of other debt                                                         15,842        46,256         39,624
 Principal payments on other debt                                                            (16,619)      (27,315)       (18,527)
 Value Enhancement Plan payments                                                                   -             -         (5,555)
 Net debt repayments from discontinued operation                                                   -             -            650
 Net cash distribution to discontinued operation                                                   -             -            (85)
 Other                                                                                           338            77            212
                                                                                            --------      --------       --------
   Net cash (used in)/provided by financing activities                                       (10,333)       (2,607)         4,657
                                                                                                          ---------

Effect of exchange rate changes on cash                                                          373          (252)          (914)
                                                                                            --------      --------       --------

   Net increase/(decrease) in cash and cash equivalents                                        5,053         2,420            441
                                                                                            --------      --------       --------

Cash and cash equivalents at December 31                                                    $ 12,250      $  7,197       $  4,777
                                                                                            ========      ========       ========


The accompanying notes are part of the financial statements.


                       Ford Motor Company and Subsidiaries
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 ----------------------------------------------
              For the Years Ended December 31, 2002, 2001 and 2000
                                  (in millions)



                                                  Capital                   Other Comprehensive Income
                                                 in Excess             -------------------------------------
                                                  of Par                  Foreign      Minimum   Derivative
                                       Capital   Value of    Retained    Currency      Pension   Instruments
                                        Stock      Stock     Earnings   Translation   Liability   and Other     Other      Total
                                      --------- ---------- ----------- ------------- ----------- ----------- ----------- -----------
YEAR ENDED DECEMBER 31, 2000
----------------------------
Balance at beginning of year           $1,222    $ 5,049    $24,606     $(1,565)      $  (374)    $    83      $(1,417)   $27,604

Comprehensive income
 Net income                                                   3,467                                                         3,467
 Foreign currency translation                                            (1,538)                                           (1,538)
 Minimum pension liability
   (net of tax of $36)                                                                    (66)                                (66)
 Net holding gain
   (net of tax of $15)                                                                                 28                      28
                                                                                                                          -------
  Comprehensive income                                                                                                      1,891
Common Stock issued for
 employee benefit plans and other                    (78)                                                                     (78)
ESOP loan and treasury stock                                                                                      (618)      (618)
Value Enhancement Plan                 (1,203)     1,203     (5,731)                                                       (5,731)
Stock dividend (Spin-off
 of Visteon)                                                 (1,707)                                                       (1,707)
Cash dividends                                               (2,751)                                                       (2,751)
                                      -------    -------    -------     -------       -------     -------      -------    -------
Balance at end of year                $    19    $ 6,174    $17,884     $(3,103)      $  (440)    $   111      $(2,035)   $18,610
                                      =======    =======    =======     =======       =======     =======      =======    =======

YEAR ENDED DECEMBER 31, 2001
----------------------------
Balance at beginning of year          $    19     $6,174    $17,884     $(3,103)      $  (440)    $   111      $(2,035)   $18,610

Comprehensive income
 Net loss                                                    (5,453)                                                       (5,453)
 Foreign currency translation                                            (1,240)                                           (1,240)
 Net loss on derivative
  instruments (net of tax of $592)
   (Note 17)                                                                129                    (1,228)                 (1,099)
 Minimum pension liability
   (net of tax of $3)                                                                      (5)                                 (5)
 Net holding loss
   (net of tax of $74)                                                                               (137)                   (137)
                                                                                                                          -------
  Comprehensive loss                                                                                                       (7,934)
Common Stock issued for
 employee benefit plans and other                   (173)                                                                    (173)
ESOP loan and treasury stock                                                                                      (788)      (788)
Cash dividends                                               (1,929)                                                       (1,929)
                                      -------    -------    -------     -------       -------     -------      -------    -------
Balance at end of year                $    19    $ 6,001    $10,502     $(4,214)      $  (445)    $(1,254)     $(2,823)   $ 7,786
                                      =======    =======    =======     =======       =======     =======      =======    =======

YEAR ENDED DECEMBER 31, 2002
----------------------------
Balance at beginning of year          $    19    $ 6,001    $10,502     $(4,214)      $  (445)    $(1,254)     $(2,823)   $ 7,786

Comprehensive income
 Net loss                                                      (980)                                                         (980)
 Foreign currency translation                                             2,938                                             2,938
 Net gain on derivative
  instruments (net of tax of $822)
   (Note 17)                                                                (15)                    1,541                   1,526
 Minimum pension liability
   (net of tax of $2,870)                                                              (5,331)                             (5,331)
 Net holding gain
   (net of tax of $134)                                                                               249                     249
                                                                                                                           -------
  Comprehensive loss                                                                                                       (1,598)
Common Stock issued for
 employee benefit plans and other                   (524)                                                                    (524)
Preferred Stock - Series B
 redemption                                          (57)      (120)                                                         (177)
ESOP loan and treasury stock                                                                                       846        846
Cash dividends                                                 (743)                                                         (743)
                                      -------    -------    -------     -------       -------     -------      -------    -------
Balance at end of year                $    19    $ 5,420    $ 8,659     $(1,291)      $(5,776)    $   536      $(1,977)   $ 5,590
                                      =======    =======    =======     =======       =======     =======      =======    =======

The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries
                          Notes to Financial Statements
                          -----------------------------

NOTE 1.  Accounting Policies
----------------------------

Principles of Presentation and Consolidation
--------------------------------------------
We present our financial statements on two bases: 1) sector basis for Automotive and Financial Services and 2) consolidated basis. We believe the additional information provided in the sector basis statements enable the reader to understand better the operating performance, financial position, cash flow and liquidity of our two very different businesses.

Our financial statements include consolidated majority-owned subsidiaries. Affiliates that we do not control, but have significant influence over operating and financial policies, are accounted for using the equity method.

Our sector financial statements, consolidated financial statements and notes have all been reclassified to reflect discontinued and held-for-sale operations.

Use of Estimates
----------------
The financial statements are prepared in conformity with generally accepted accounting principles. Management is required to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those assumptions. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary. Certain amounts previously disclosed in our press release and current report on Form 8-K dated January 22, 2003, have been reclassified. In addition, certain reclassifications have been made to prior periods to conform with current reporting.

Revenue Recognition - Automotive Sector
---------------------------------------
Sales are generally recorded when products are shipped to customers (primarily dealers) and ownership is transferred. Sales to daily rental car companies with a guaranteed repurchase option are accounted for as operating leases. The carrying value of these vehicles, included in other current assets, was $2.0 billion at both December 31, 2002 and 2001.

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

Marketing Incentives
--------------------
Automotive marketing incentives, including customer and dealer cash payments and costs for special financing and leasing programs (e.g., interest subsidies paid to the Financial Services sector), are recognized as revenue reductions and are accrued at the later of the date the related vehicle sales are recorded or at the date the incentive program is both approved and communicated. In general, the amount of interest or lease subsidies paid is the difference between the amounts offered to retail customers and a market-based interest or lease rate. Costs for marketing incentives are based on assumptions regarding the number of vehicles that will have a specific incentive applied against them.

Warranty and Additional Service Actions
---------------------------------------
Estimated expenses related to contractual product warranties and additional service actions are accrued at the time vehicles are sold to dealers. Estimates are established using historical information on the nature, frequency, and average cost of warranty claims. Additional service actions include costs related to product recalls and other service actions outside the contractual warranty coverage. Fees or premiums received for the issuance of extended service plans are recognized in income over the contract period in proportion to the costs expected to be incurred in performing services under the contract.

Selected Other Costs
--------------------
Freight costs are accrued at the time of sale and are included in cost of sales. Advertising and engineering, research and development costs are expensed as incurred and were as follows (in billions):

                                                                  2002           2001            2000
                                                               -----------    -----------     -----------
    Advertising                                                  $2.9           $3.1            $3.0
    Engineering, research and development                         7.7            7.3             6.8

Sale of Receivables
-------------------
Ford Credit sells finance receivables to special purpose entities in securitization transactions without recourse and/or discounts. The receivables are removed from the balance sheet at the time they are sold. Sales and transfers that do not meet the criteria for surrender of control are accounted for as borrowings.

----------------------------

Gains or losses from the sale of finance receivables are recognized in the period the sale occurs based on the relative fair value of the portion sold and the portion allocated to retained interests. The retained interests are recorded at fair value estimated by discounting future cash flows using a rate that reflects the credit, interest and prepayment risks associated with similar types of instruments. Changes in fair value are recorded, net of tax, as a component of other comprehensive income.

Foreign Currency Translation
----------------------------
Results of operations and cash flows are, in most cases, translated at average-period exchange rates and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are included in a separate component of accumulated other comprehensive income. Transaction and translation losses included net income amounted to $87 million, $283 million, and $115 million in 2002, 2001, and 2000 respectively.

Depreciation and Amortization of Property, Plant and Equipment
--------------------------------------------------------------
Property and equipment are stated at cost and depreciated primarily using the straight-line method over the estimated useful life of the asset. Special tools placed in service before January 1, 1999 are amortized using an accelerated method over the estimated life of those tools. Special tools placed in service beginning in 1999 are amortized using the units-of-production method. Maintenance, repairs, and rearrangement costs are expensed as incurred.

Impairment of Long-Lived Assets
-------------------------------
We test for impairment when events and circumstances warrant such a review. We evaluate the carrying value of long-lived assets for potential impairment on a regional operating business unit basis or at the individual asset level, if held for sale, using undiscounted after-tax estimated cash flows.

Stock Options
-------------
At December 31, 2002, we have stock options outstanding under employee compensation plans that are described more fully in Note 16. We apply the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for those plans. Prior to January 1, 2003, no stock-based employee compensation expense has been reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we will adopt the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation prospectively to all unvested employee awards as of January 1, 2003, and all new awards granted to employees after January 1, 2003, using the modified prospective method of adoption under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

The following table illustrates the effect on net income and amounts per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation in prior years (in millions):

                                                                                   2002        2001        2000
                                                                                ----------- ----------- -----------
               Income/(loss) attributable to Common and Class B Stock after preferred stock dividends of
                $15 million in 2002, 2001 and 2000 - as reported                 $  (995)     $(5,468)   $ 3,452

               Deduct: Total stock-based employee
                compensation expense determined under fair value
                method for all awards, net of related tax effects                   (179)        (162)      (128)
                                                                                 -------      -------    -------

               Pro forma net income/(loss)                                       $(1,174)     $(5,630)   $ 3,324

               Amounts per share:
                 Basic - as reported                                             $ (0.55)     $ (3.02)   $  2.34
                 Basic - pro forma                                                 (0.65)       (3.11)      2.25

                 Diluted - as reported                                           $ (0.54)     $ (3.02)   $  2.30
                 Diluted - pro forma                                               (0.64)       (3.11)      2.22

----------------------------

Transactions Between Automotive and Financial Services Sectors
--------------------------------------------------------------
Intersector transactions occur in the ordinary course of business. The Company and Ford Credit formally documented certain long-standing business practices in a 2001 agreement. Additional details on certain transactions and the effect on each sector's balance sheet at December 31 is shown below (in billions):

                                                                           2002                         2001
                                                                --------------------------- -----------------------------
                                                                                Financial                    Financial
                                                                  Automotive     Services     Automotive      Services
                                                                -------------- ------------ -------------- --------------
Finance receivables, net a/                                                     $ 3.5                        $ 4.7
Net investment in operating leases b/                                             4.0                          4.2
Other assets c/                                                                   1.5                          0.9
Intersector non-current receivables/(payables) d/                 $(4.8)          4.8         $(3.7)           3.7
Intersector current receivables/(payables) e/                       1.1          (1.1)          0.9           (0.9)

- - - - -
 a/ Automotive receivables(generated primarily from vehicle and parts sales to third parties) sold to Ford Credit.
 b/ Primarily Ford Credit vehicles leased to employees of the Company ($1.0 billion in 2002 and $1.2 billion in 2001)and Automotive vehicles sold to Hertz for rental($3.0 billion in 2002 and 2001).
 c/ Primarily used vehicles purchased by Ford Credit on behalf of the Company pursuant to Ford Automotive's obligation to repurchase such vehicles from daily rental car companies, including Hertz. These vehicles are subsequently sold at auction by Ford Credit.
 d/ Reflects amounts due Ford Credit from Automotive under a tax sharing agreement.
 e/ Net result of all other transactions.

Periodically, Ford Credit receives interest supplements and other support cost payments from Automotive for providing special vehicle financing for low-interest-rate marketing programs. Ford Credit records these transactions as revenue over the life of the contract. Amounts recorded as revenue by the Financial Services sector, and billed to the Automotive sector, were $3.7 billion in 2002, $4.1 billion in 2001, and $3.5 billion in 2000. The Automotive sector records the estimated costs for these sales incentive programs as "Marketing Incentives".

NOTE 2.  Income Taxes
---------------------

Components of income taxes, excluding equity in net results of affiliated companies accounted for after-tax:

         Income/(loss) before income taxes (in millions):
         ------------------------------------------------
                                                                                2002          2001          2000
                                                                             -----------  ------------  ------------
            U.S.                                                               $ 1,112       $(5,785)      $ 9,394
            Non-U.S.                                                               (79)         (786)       (1,004)
                                                                               -------       -------       -------
               Total                                                           $ 1,033       $(6,571)      $ 8,390
                                                                               =======       =======       =======

         Provision for income taxes (in millions):
         -----------------------------------------
            Current:
             Federal                                                           $  (423)      $    22       $   154
             Non-U.S.                                                              548           103           760
             State and local                                                         -             -           116
                                                                               -------       -------       -------
                Total Current                                                      125           125         1,030
                                                                               -------       -------       -------
            Deferred:
             Federal                                                               224        (2,072)        2,632
             Non-U.S.                                                             (120)         (248)       (1,153)
             State and local                                                        73            98           211
                                                                               -------       -------       -------
                Total Deferred                                                     177        (2,222)        1,690
                                                                               -------       -------       -------
                    Total                                                      $   302       $(2,097)      $ 2,720
                                                                               =======       =======       =======

         Reconciliation of effective tax rate:
         -------------------------------------
            U.S. statutory rate                                                    35 %           35 %          35 %
            Non-U.S. income taxes                                                  (3)            (2)           (2)
            State and local income taxes                                            5             (1)            3
            Deductible dividends                                                   (8)             2            (1)
            General business credits                                              (20)             2             0
            Dispositions and restructurings                                        20              0             1
            Other                                                                   0             (4)           (4)
                                                                                  ---            ---           ---
               Effective rate                                                      29 %           32 %          32 %
                                                                                  ===            ===           ===

---------------------

            Deferred taxes at December 31 (in millions):
            --------------------------------------------
                                                                                    2002        2001
                                                                                -----------  ----------
               Deferred tax assets
               -------------------
               Employee benefit plans                                             $ 8,219      $ 4,900
               Dealer and customer allowances and claims                            3,132        3,360
               Tax credit carryforwards                                             2,085          718
               Allowance for credit losses                                          1,886        1,533
               Other foreign deferred tax assets                                    2,135        1,680
               All other                                                            3,089        3,239
                                                                                  -------      -------
                 Total deferred tax assets                                         20,546       15,430

               Deferred tax liabilities
               ------------------------
               Leasing transactions                                                 8,418        8,213
               Depreciation and amortization
                (excluding leasing transactions)                                    4,814        3,887
               Finance receivables                                                  2,837        2,388
               All other                                                            3,825        2,648
                                                                                  -------      -------
                 Total deferred tax liabilities                                    19,894       17,136
                                                                                  -------      -------
                   Net deferred tax assets/(liabilities)                          $   652      $(1,706)
                                                                                  =======      =======

No provision for deferred taxes has been made on $860 million of unremitted earnings (primarily related to periods prior to 1998) which are considered to be indefinitely invested in non-U.S. subsidiaries. Deferred taxes for these unremitted earnings are not practicable to estimate.

Operating loss carryforwards for tax purposes were $3.6 billion at December 31, 2002. A substantial portion of these losses has an indefinite carryforward period; the remaining losses will begin to expire in 2003. Tax credits available to offset future tax liabilities are $2.1 billion. A substantial portion has an indefinite carryforward period; the remainder begins to expire in 2005. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances.

NOTE 3.  Discontinued and Held-for-Sale Operations
--------------------------------------------------

Automotive Sector
-----------------
During 2002, the Automotive sector completed the sale of several of its non-core businesses, including our former automotive recycling business in Canada. Associated with these sales, we recorded an after-tax net loss of $59 million in 2002, reflected in net loss on disposal of discontinued and held-for-sale operations.

During the fourth quarter of 2002, management committed to plans to sell certain other non-core Automotive sector businesses, including our former automotive recycling business in the U.S. and electric vehicle business in Norway. We expect to complete the sale of these businesses during 2003 and have reported these businesses as held-for-sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods shown. We have recognized an after-tax charge of $109 million, on the anticipated loss on sale of these assets, reflected in net loss on disposal of discontinued operations and held-for-sale operations. This amount represents the difference between the anticipated selling price of these assets less costs to sell them, and their recorded book value.

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

In connection with the spin-off of Visteon, about 24,000 hourly employees working for Visteon who were represented by the UAW remained Ford employees, with Visteon agreeing to reimburse us for the costs of those employees. The average number of these employees was approximately 19,800 in 2002.

The operating results of the discontinued and held-for-sale Automotive operations are as follows (in millions):

                                                                                        2002          2001           2000
                                                                                     -----------    ----------    -----------
   Sales                                                                                $ 241         $ 224         $1,425

   Income/(loss) before income taxes                                                     (143)         (170)           438
   (Provision for)/benefit from income taxes                                               50            58           (169)
                                                                                        -----         -----         ------
   Net income/(loss) from discontinued/held-for-sale operations                         $ (93)        $(112)        $  269
                                                                                        =====         =====         ======

At December 31, 2002 and 2001, inventories associated with discontinued and held-for-sale operations totaled $49 million and $64 million, respectively. At December 31, 2002 and 2001, net property of the entities totaled $28 million and $99 million, respectively.

--------------------------------------------------

Financial Services Sector
-------------------------
During the fourth quarter of 2002, we sold our all-makes vehicle fleet leasing operations in New Zealand and Australia. In addition, we completed the sale of the European operation of this business in the first quarter of 2003 and have classified these assets as held-for-sale under SFAS No. 144. Ford Credit has recognized an after tax charge of $31 million, reflected in net loss on disposal of discontinued operations. This amount represents the difference between the selling price of these assets, less costs to sell them, and their recorded book value.

The operating results of the discontinued and held-for-sale operations are as follows (in millions):

                                                                                        2002          2001          2000
                                                                                     ----------    ----------    ----------
   Revenues                                                                             $ 210         $ 179         $ 116

   Income/(loss) before income taxes                                                       37            12            (9)
   (Provision for)/benefit from income taxes                                               (7)           (4)            3
                                                                                        -----         -----         -----
   Net income/(loss) from discontinued/held-for-sale operations                         $  30         $   8         $  (6)
                                                                                        =====         =====         =====

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

On October 2, 2002, we purchased (Y) 20 billion (equivalent of U.S. $164 million) aggregate principal amount of convertible bonds issued by Mazda Motor Corporation. The bonds are accounted for as an available-for-sale security and included in Equity in net assets of affiliated companies. As of December 31, 2002, these bonds had a fair value of $161 million.

Investments in securities at December 31 were as follows (in millions):

                                                             2002                                           2001
                                         ---------------------------------------------- --------------------------------------------
                                                          Unrealized                                    Unrealized
                                           Amortized   ------------------   Book/Fair     Amortized   -----------------  Book/Fair
                                             Cost       Gains    Losses       Value          Cost       Gains   Losses     Value
                                         ------------- -------- --------- ------------- ------------- -------- -------- ------------
  Automotive Sector
  -----------------
  Trading                                 $15,725       $145     $ 1      $15,869        $ 9,374       $32      $30     $ 9,376
  Available-for-sale
    Corporate debt                          1,576         21       2        1,595          1,557        20        4       1,573
                                          -------       ----     ---      -------        -------       ---      ---     -------
    Total                                 $17,301       $166     $ 3      $17,464        $10,931       $52      $34     $10,949
                                          =======       ====     ===      =======        =======       ===      ===     =======

  Financial Services Sector
  -------------------------
  Trading                                 $   143       $  -     $ -      $   143        $    95       $ -      $ -     $    95
  Available-for-sale
    U.S. government and agency                163          9       -          172             78         2        1          79
    Municipal                                   1          -       -            1              -         -        -           -
    Government - non U.S.                      20          -       -           20             18         1        -          19
    Corporate debt                            172         10       -          182            163         6        1         168
    Mortgage-backed                           215          9       -          224            207         4        2         209
    Equity                                     46         20       7           59             29        27        4          52
                                          -------       ----     ---      -------        -------       ---      ---     -------
      Total                                   617         48       7          658            495        40        8         527
  Held-to-maturity
    U.S. government                             6          -       -            6              6         -        -           6
                                          -------       ----     ---      -------        -------       ---      ---     -------
        Total                             $   766       $ 48     $ 7      $   807        $   596       $40      $ 8     $   628
                                          =======       ====     ===      =======        =======       ===      ===     =======

The proceeds and gains/(losses) from sales of available-for-sale securities were as follows (in millions):

                                            Proceeds                            Gains/(Losses)
                                  ------------------------------ ----------------------------------------------
                                       2002           2001            2002           2001            2000
                                  --------------- -------------- --------------- -------------- ---------------
  Automotive                       $ 3,445         $12,489           $24             $47            $2
  Financial Services                   479             745             6              11             3

----------------------------------------

The amortized cost and fair value of investments in available-for-sale and held-to-maturity securities by contractual maturity for Automotive and Financial Service sectors were as follows (in millions):

                                                       2002                                              2001
                                 ------------------------------------------------- -------------------------------------------------
                                    Available-for-Sale        Held-to-Maturity        Available-for-Sale        Held-to-Maturity
                                 ------------------------ ------------------------ ------------------------ ------------------------
         Contractual              Amortized      Fair      Amortized      Fair      Amortized      Fair      Amortized      Fair
          Maturity                   Cost        Value        Cost        Value        Cost        Value        Cost        Value
  --------------------------     ------------- ---------- ------------- ---------- ------------- ---------- ------------- ----------
  1 year                          $  297       $  300       $    -      $    -      $   22       $   22       $    -      $    -
  2-5 years                        1,160        1,177            3           3       1,284        1,302            1           1
  6-10 years                         266          275            1           1         289          292            3           3
  11 years and later                 208          218            2           2         221          223            2           2
  Mortgage-backed
   securities                        216          224            -           -         207          209            -           -
  Equity securities                   46           59            -           -          29           52            -           -
                                  ------       ------       ------      ------      ------       ------       ------      ------
    Total                         $2,193       $2,253       $    6      $    6      $2,052       $2,100       $    6      $    6
                                  ======       ======       ======      ======      ======       ======       ======      ======

NOTE 5. Inventories - Automotive Sector
---------------------------------------

Inventories at December 31 were as follows (in millions):

                                                                       2002          2001
                                                                   ------------   -----------
Raw materials, work-in-process and supplies                          $ 3,174       $ 2,430
Finished products                                                      4,763         4,602
                                                                     -------       -------
  Total inventories at FIFO                                            7,937         7,032
Less LIFO adjustment                                                    (957)         (905)
                                                                     -------       -------
  Total inventories                                                  $ 6,980       $ 6,127
                                                                     =======       =======

Inventories are stated at lower of cost or market. About one-third of inventories were determined under the last-in, first-out method.

NOTE 6. Net Property and Related Expenses - Automotive Sector
-------------------------------------------------------------

Net property at December 31 was as follows (in millions):

                                                                           Average
                                                                         Life(Years)         2002           2001
                                                                      -----------------   ------------   -------------
Land                                                                         -              $    598       $    577
Buildings and land improvements                                             30                10,337          9,913
Machinery, equipment and other                                              14                39,373         38,625
Construction in progress                                                     -                 2,688          2,598
                                                                                            --------       --------
  Total land, plant and equipment                                                           $ 52,996       $ 51,713
Accumulated depreciation                                                                     (26,571)       (27,489)
                                                                                            --------       --------
  Net land, plant and equipment                                                             $ 26,425       $ 24,224
Special tools, net of amortization                                           5                 9,939          8,798
                                                                                            --------       --------
  Net property                                                                              $ 36,364       $ 33,022
                                                                                            ========       ========

Property-related expenses were as follows (in millions):

                                                                                     2002         2001          2000
                                                                                ------------  ------------  ------------
           Depreciation                                                             $2,436       $5,289         $3,502
           Amortization of special tools                                             2,461        3,265          2,451
                                                                                    ------       ------         ------
             Total                                                                  $4,897       $8,554 *       $5,953 *
                                                                                    ======       ======         ======

           Maintenance and rearrangement                                            $1,962       $2,035         $2,146

           - - - - -
           * Includes impairment charges of $3,555 million and $866 million in 2001 and 2000, respectively (see Note 19).

NOTE 7.  Goodwill and Other Intangibles
---------------------------------------

Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates amortization of goodwill and certain other intangible assets, but requires annual testing for impairment (comparison of estimated fair value to carrying value). Fair value is estimated using the present value of expected future cash flows and other valuation measures. The Automotive sector completed the transitional impairment test in the first quarter of 2002 and the Financial Services sector completed the transitional impairment test in the second quarter of 2002. After-tax, non-cash transition charges were taken of $708 million in the Automotive sector, primarily relating to the impairment of goodwill in Kwik-Fit, our former all-makes European vehicle repair business, and $294 million in the Financial Services sector, related to the impairment of goodwill in Hertz' industrial and construction equipment rental business. Our policy is to test annually for impairment during the second quarter.

---------------------------------------

If SFAS No. 142 had been in effect for the year ended December 31, 2001, our earnings would have been improved due to reduced amortization, as described below (in millions):

                                                                         Net          Basic        Diluted
                                                                       Income/       Amounts       Amounts
                                                                       (Loss)      Per Share     Per Share
                                                                    ------------ ------------ ----------------
     Income/(loss) attributable to Common and Class B
       Stock after preferred stock dividends of
       $15 million - as reported                                      $(5,453)       $(3.02)       $(3.02)
     Add:  amortization, after-tax                                        259 *        0.14          0.14
                                                                      -------        ------        ------
     Adjusted net income/(loss)                                       $(5,194)       $(2.88)       $(2.88)
                                                                      =======        ======        ======

     - - - - -
     * $227 million Automotive and $32 million Financial Services.

Effective July 1, 2001, we adopted SFAS No. 141, Business Combinations, which specifies the types of acquired intangible assets to be reported separately from goodwill and those to be included in goodwill. Certain intangible assets, primarily acquired distribution networks and technology, continue to be amortized over their useful lives, with no significant residual value.

Changes to Automotive sector goodwill and other intangible assets were as follows (in millions):

                                                     Goodwill                          Other Intangibles
                                                -------------------      ------------------------------------------
                                                                            Amortizable          Non-amortizable
                                                                         -------------------    -------------------
     December 31, 2001 balance                      $5,213                   $1,125                $    -
     Impairment (pre-tax)                             (939)                       -                     -
     Tradename reclassification                          -                     (618)                  618
     Workforce reclassification                        126                     (126)                    -
     Currency translation                              430                       55                    49
     Amortization and other                            (25)                     (27)                 (264) b/
                                                    ------                   ------                ------
       December 31, 2002 balance                    $4,805                   $  409 a/             $  403
                                                    ======                   ======                ======

     - - - - -
     a/ Gross balance of $548 million, net of accumulated amortization and other adjustments of $139 million.
     b/ Primarily related to balance of non-amortizable intangibles related to the sale of Kwik-Fit (see Note 19).

Changes to Financial Services sector goodwill and other intangible assets were as follows (in millions):

                                                     Goodwill                        Other Intangibles
                                                -------------------      -------------------------------------------
                                                                                                        Non-
                                                                            Amortizable             amortizable
                                                                         -------------------    --------------------
     December 31, 2001 balance                      $1,042                   $  265                  $    -
     Impairment (pre-tax)                             (294)                       -                       -
     Tradename reclassification                          -                     (189)                    189
     Currency translation                               11                        2                       -
     Amortization and other                             (7)                     (19)                      -
                                                    ------                   ------                  ------
       December 31, 2002 balance                    $  752                   $   59 *                $  189
                                                    ======                   ======                  ======

     - - - - -
     * Gross balance of $90 million, net of accumulated amortization of $31 million.

In addition, equity in net assets of affiliated companies included goodwill of $435 million and $465 million at December 31, 2002 and December 31, 2001, respectively. Pre-tax amortization expense for intangible assets, excluding goodwill, for the years ended December 31, 2002 and 2001 was $40 million and $73 million, respectively. Intangible asset amortization is forecasted to range from about $15 to $25 million per year for the next five years.

NOTE 8.  Finance Receivables - Financial Services Sector
--------------------------------------------------------

Net finance receivables at December 31 were as follows (in millions):

                                                                                            2002               2001
                                                                                      -----------------  -----------------
        Retail                                                                             $ 63,141           $ 78,607
        Wholesale                                                                            16,827             15,785
        Other finance receivables                                                            11,073             10,337
                                                                                           --------           --------
          Total finance receivables                                                          91,041            104,729
        Allowance for credit losses                                                          (2,630)            (2,283)
         Other                                                                                  314                267
                                                                                           --------           --------
           Net finance and other receivables                                               $ 88,725           $102,713
                                                                                           ========           ========

Finance receivables that originated outside the U.S. were $41.5 billion and $41.6 billion at December 31, 2002 and 2001, respectively. Other finance receivables consisted primarily of real estate, commercial, and other collateralized loans and accrued interest. Included in other finance receivables at both December 31, 2002 and 2001 were $1.6 billion of accounts receivable purchased by certain Financial Services sector operations from Automotive sector operations.

--------------------------------------------------------

Future maturities, exclusive of SFAS No. 133, of total finance receivables are as follows (in millions): 2003 - $54,077; 2004 - $17,912; 2005 - $8,124;
thereafter - $10,115. Experience indicates that a substantial portion of the portfolio generally is repaid before the contractual maturity dates.

The Financial Services sector has sold receivables to special purpose entities
(SPE). At December 31, 2002, the number of these SPEs and the amount of assets held were as follows (in billions):

                                                                                          Number of
                                                                                            SPEs             2002
                                                                                         ------------    -------------
    Ford Credit
     Retail finance receivables                                                              55             $48.9
     Wholesale finance receivables                                                            1              22.4
                                                                                             --             -----
      Total Ford Credit                                                                      56              71.3
    Automotive receivables                                                                    1               0.1
                                                                                             --             -----
      Total                                                                                  57             $71.4
                                                                                             ==             =====

Retained interests in sold receivables were as follows (in millions):

                                                                                          2002             2001
                                                                                      ------------    -------------
    Wholesale receivables sold to securitization entities                                $ 12,454        $  7,586
    Subordinated securities                                                                 2,845           2,039
    Interest-only strips                                                                    1,696           1,235
    Restricted cash held for the benefit of securitization entities                           623             377
    Senior securities                                                                           -           1,311
                                                                                         --------        --------
      Total                                                                              $ 17,618        $ 12,548
                                                                                         ========        ========

Retained interests in sold wholesale receivables were $11.4 billion and $6.5 billion as of December 31, 2002 and 2001, respectively. These primarily represent our undivided interest in wholesale receivables that are available to support the issuance of additional securities by the securitization entity; the balance represents credit enhancements. Subordinated securities, interest-only strips and restricted cash are credit enhancement assets. Interest only strips represent the present value of monthly collections on the sold receivables in excess of amounts needed by the SPE (securitization trust) to pay interest and principal to investors and servicing fees to Ford Credit. Investments in subordinated securities and restricted cash are senior to interest only strips.

Finance receivables subject to fair value at December 31, 2002 and 2001 were (in millions) $88,357 and $103,710, respectively. The fair value of these finance receivables at December 31, 2002 and 2001 was (in millions) $89,885 and $103,864, respectively.

Net investment in direct financing leases at December 31 was as follows (in millions):

                                                                2002           2001
                                                           -------------- ---------------
     Total minimum lease rentals to be received               $5,665          $5,183
      Less:  Unearned income                                  (1,049)           (997)
     Loan origination costs                                       37              49
     Estimated residual values                                 3,689           3,288
      Less:  Allowance for credit losses                         (37)            (46)
                                                              ------          ------
     Net investment in direct financing leases                $8,305          $7,477
                                                              ======          ======

The investment in direct financing leases relates to the leasing of vehicles, various types of transportation and other equipment, and facilities. Minimum direct financing lease rentals are contractually due as follows (in millions):
2003 - $1,983; 2004 - $1,636; 2005 - $1,286; thereafter - $760.

NOTE 9.  Net Investment in Operating Leases
-------------------------------------------

The net investment in operating leases at December 31 was as follows (in millions):

                                                             2002           2001
                                                        -------------- ---------------
    Vehicles and other equipment, at cost                  $ 53,864       $ 58,076
    Accumulated depreciation                                (13,247)       (12,210)
    Allowances for credit losses                               (562)          (478)
                                                           --------       --------
      Net investment in operating leases                   $ 40,055       $ 45,388
                                                           ========       ========

Minimum rentals on operating leases are contractually due as follows (in millions): 2003 - $7,453; 2004 - $4,323; 2005 - $3,854; 2006 - $1,231; 2007 -
$198; thereafter - $1,568.

Assets subject to operating leases are depreciated primarily on the straight-line method over the term of the lease to reduce the asset to its estimated residual value. Estimated residual values are based on assumptions for used vehicle prices at lease termination and the number of vehicles that are expected to be returned. Depreciation expense (which includes gains and losses on disposal of assets) was $10.0 billion in 2002, $10.0 billion in 2001, and $8.9 billion in 2000.

NOTE 10.  Allowance for Credit Losses
-------------------------------------

The allowance for credit losses is our estimate of probable credit losses related to impaired receivables and operating leases as of the date of the financial statements. This allowance is based on the credit quality of our present portfolio, trends in historical and projected used vehicle values, general economic measures and our processes for servicing receivables. Finance receivables and lease investments are charged to the allowance for credit losses when an account is deemed to be uncollectible, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses.

Changes in the allowance for credit losses were as follows (in millions):

                                                                                2002            2001           2000
                                                                           --------------  -------------  --------------
    Beginning balance                                                         $2,807          $1,684         $1,565
    Provision for credit losses                                                3,000           3,397          1,701
    Total charge-offs and recoveries:
      Charge-offs                                                             (2,878)         (2,524)        (1,616)
      Recoveries                                                                 486             375            300
                                                                              ------          ------         ------
       Net losses                                                             (2,392)         (2,149)        (1,316)
    Other changes, principally amounts related to finance receivables
       sold and translation adjustment                                          (186)           (125)          (266)
                                                                              ------          ------         ------
       Ending balance                                                         $3,229          $2,807         $1,684
                                                                              ======          ======         ======

NOTE 11.  Liabilities - Automotive Sector (in millions)
-------------------------------------------------------

    Accrued Liabilities (Current)                                            2002           2001
    -----------------------------                                        -------------  --------------
    Dealer and customer allowances and claims                                $14,166        $13,605
    Deferred income taxes                                                      2,614            297
    Deferred revenue                                                           2,423          2,460
    Accrued interest                                                           1,705            827
    Employee benefit plans                                                     1,360          1,790
    Postretirement benefits other than pensions                                1,301          1,230
    Other                                                                      4,075          4,086
                                                                             -------        -------
      Total accrued liabilities                                              $27,644        $24,295
                                                                             =======        =======

    Other Liabilities (Non-current)
    -------------------------------
    Postretirement benefits other than pensions                              $16,344         $15,451
    Unfunded pension obligation                                               12,818           1,143
    Dealer and customer allowances and claims                                  9,125           6,805
    Employee benefit plans                                                     4,138           3,853
    Other                                                                      4,461           3,621
                                                                             -------         -------
      Total other liabilities                                                $46,886         $30,873
                                                                             =======         =======

NOTE 12.  Debt and Commitments
------------------------------

Automotive and Financial Services debt as of December 31 was as follows (in millions):

                                                              Automotive                             Financial Services
                                               ------------------------------------------ -----------------------------------------
                                                   Weighted                                  Weighted
                                                    Average                                   Average
                                                     Rate a/              Amount               Rate a/             Amount
                                               ------------------ ----------------------- ---------------- ------------------------
                                                 2002     2001       2002        2001      2002    2001       2002        2001
                                               --------- -------- ----------- ----------- ------- -------- ----------- ------------
Debt payable within one year
----------------------------
Short-term                                                        $   438     $   263                      $  1,083    $  1,531
Commercial paper                                                        -           -                         9,663      16,683
Other short-term                                                        -           -                         7,534       6,291
                                                                  -------     -------                      --------    --------
 Total short-term debt                           6.8%     12.3%       438         263      4.3%    4.4%      18,280      24,505
Long-term payable within one year                                     119          39                        23,249      21,498
                                                                  -------     -------                      --------    --------
 Total debt payable within one year                                   557         302                        41,529      46,003
Long-term debt
--------------
Senior indebtedness
  Notes and bank debt                            7.6%      7.6%    13,607      13,467      4.8%    5.8%     105,774     105,999
  Unamortized discount                                                  -           -                           (88)        (61)
                                                                  -------     -------                      --------    --------
    Total senior indebtedness                                      13,607      13,467                       105,686     105,938
Subordinated indebtedness                                               -           -      9.4%    8.8%         843       1,093
                                                                  -------     -------                      --------    --------
    Total long-term debt                                           13,607      13,467                       106,529     107,031
                                                                  -------     -------                      --------    --------
      Total debt                                                  $14,164     $13,769                      $148,058    $153,034
                                                                  =======     =======                      ========    ========

Fair value b/                                                     $12,522     $13,029                      $151,580    $157,261

                                                                                                        There-        Maturity
                                                 2003       2004       2005        2006       2007       after     Average Years
                                               ---------- ---------- ---------- ----------- ---------- ---------- -----------------
Long-term debt maturities
-------------------------
  Automotive                                   $   119    $   203    $   250    $   353     $   126    $12,675         27
  Financial Services                            23,249     30,164     26,038     14,095       9,284     26,948          3

-----
a/ Includes the effect of interest rate swaps b/ Based on quoted market prices or current rates for similar debt with the same remaining maturities.

------------------------------

Support Facilities
------------------

At December 31, 2002, the Automotive sector had $7.8 billion of contractually committed credit agreements with various banks; eighty-eight percent of the total facilities are committed through June 30, 2007. We also have the ability to transfer, on a non-guaranteed basis, $7.2 billion of these credit lines to Ford Credit or FCE Bank plc. Approximately $100 million of these facilities were in use at December 31, 2002.

At December 31, 2002, various subsidiaries of the Financial Services sector, including Hertz, had an additional $15.3 billion of contractually committed support facilities; 56% of which are available through June 30, 2007 and $0.9 billion were in use. In addition, banks provide $13.6 billion and $1.1 billion of facilities to support asset-backed commercial paper programs that provide funding to Ford Credit and Hertz, respectively.

Ford Credit also has entered into agreements with several bank-sponsored, commercial paper issuers under which such issuers are contractually committed to purchase from Ford Credit, at Ford Credit's option, up to an aggregate of $12.6 billion of receivables. These agreements expire between March 31, 2003 and October 31, 2003. As of December 31, 2002, approximately $5.2 billion of these commitments have been utilized.

NOTE 13.  Variable Interest Entities
------------------------------------

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. Under FIN 46, we are required to consolidate variable interest entities for which we are deemed to be the primary beneficiary by the third quarter of 2003, and disclose information about those in which we have significant variable interests effective immediately.

The Automotive sector has invested in and contracted with several joint ventures to manufacture and/or assemble vehicles or components. The net investment in joint ventures that may be deemed variable interest entities was approximately $806 million at December 31, 2002.

Ford Credit has activities with a limited purpose trust owned by a Ford Credit subsidiary and outside investors.
Activities are limited to the purchase of asset-backed securities and the issuance of commercial paper. In its existing structure, it is likely that this trust would be consolidated. Ford Credit's equity investment and retained beneficial interest in this trust is approximately $1.7 billion. At December 31, 2002, this trust had gross assets of $12.2 billion and gross liabilities of $11.8 billion.

Ford Credit also participates in bank-sponsored asset-backed commercial paper conduits where pools of retail installment contracts are sold to committed issuers that are variable interest entities of the sponsoring banks. At December 31, 2002, about $5.9 billion of retail installment receivables originated by Ford Credit were held by these conduits. In general, the percentage of Ford Credit assets sold to these variable interest entities is less than 50% of the variable interest entities total assets.

We continue to analyze the impact of FIN 46 on our financial statements. Consolidation of the above variable interests could result in a material impact to the 2003 earnings and would be reported as a change in accounting principle. Because we are not required to perform on behalf of these entities if they do not fulfill their obligations, consolidation of any variable interest entities would not increase our exposure to risk or loss or increase our obligations related to these entities. We believe that the meaningful estimate of potential loss related to variable interest entities is equal to our investment and retained interests.

NOTE 14.  Company-Obligated Mandatorily Redeemable Preferred Securities of a
----------------------------------------------------------------------------
Subsidiary Trust
----------------

Ford Motor Company Capital Trust, a subsidiary trust I (Trust), has outstanding 9% Trust Originated Preferred Securities with an aggregate liquidation preference of $632 million (the Preferred Securities). The sole assets of the Trust are $651 million aggregate principal amount of Ford Motor Company 9% Junior Subordinated Debentures due December 2025 (Debentures). At our option, we may redeem the Debentures, in whole or in part. To the extent we redeem the Debentures and upon the maturity of the Debentures, the Trust is required to redeem the Preferred Securities at $25 per share plus accrued and unpaid distributions. We guarantee the payment of all distributions and other payments on the Preferred Securities to the extent not paid by the Trust, but only if and to the extent we have made a payment of interest or principal on the Debentures.

Ford Motor Company Capital Trust II, a subsidiary trust (Trust II), has outstanding 6.50% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $5 billion (the Trust II Preferred Securities). The sole assets of Trust II are $5,155 million principal amount of 6.50% Junior Subordinated Debentures due 2032 of Ford Motor Company (the Subordinated Debentures). At our option, we may redeem the Subordinated Debentures, in whole or in part, on or after January 15, 2007. To the extent we redeem the Subordinated Debentures or upon the maturity of the Subordinated Debentures, Trust II is required to redeem the Trust II Preferred Securities at $50 per share plus accrued and unpaid distributions. We guarantee the payment of all distribution and other payments of the Trust II Preferred Securities to the

NOTE 14.  Company-Obligated Mandatorily Redeemable Preferred Securities of a
-----------------------------------------------------------------------------
Subsidiary Trust (Continued)
----------------

extent not paid by Trust II, but only if and to the extent we have made a payment of interest or principal on the Subordinated Debentures.

NOTE 15.  Capital Stock and Amounts Per Share
---------------------------------------------

All general voting power is vested in the holders of Common Stock and the holders of Class B Stock. Holders of Common Stock have 60% of the general voting power and holders of Class B Stock are entitled to such number of votes per share as would give them the remaining 40%. Shares of Common Stock and Class B Stock share equally in dividends, with stock dividends payable in shares of stock of the class held. If liquidated, each share of Common Stock will be entitled to the first $0.50 available for distribution to holders of Common Stock and Class B Stock, each share of Class B Stock will be entitled to the next $1.00 so available, each share of Common Stock will be entitled to the next $0.50 so available and each share of Common and Class B Stock will be entitled to an equal amount thereafter.

In August 2000, under a recapitalization known as the Value Enhancement Plan, shareholders elected to receive $5.7 billion in cash, and the total number of Common and Class B shares that became issued and outstanding was 1.893 billion. Prior period outstanding share and earnings per share amounts were not adjusted.

In December 2002, we redeemed for cash, at an aggregate redemption price of $177 million, all of our outstanding Series B Depositary Shares, representing 1/2000 of a share of $1.00 par value Series B Cumulative Preferred Stock.

As discussed in Note 14, Trust II Preferred Securities with an aggregate liquidation preference of $5 billion are outstanding. At the option of the holder, each Preferred Security is convertible at any time on or before January 15, 2032 into shares of Ford Common Stock at a rate of 2.8249 shares for each Preferred Security (equivalent to a conversion price of $17.70 per share). Conversion of all shares of such securities would result in the issuance of
282.5 million shares of Ford Common Stock.

Changes to the number of shares of capital stock issued were as follows (shares in millions):

                                                                Common       Class B
                                                                 Stock        Stock       Preferred
                                                              ------------ ------------ --------------
          Issued at December 31, 1999                           1,151          71          0.004
          2000 - Value Enhancement Plan                           686           -              -
          2002 - Series B Redemption                                -           -         (0.004)
                                                                -----          --         ------
            Issued at December 31, 2002                         1,837          71          0.000
                                                                =====          ==         ======

          Authorized at December 31, 2002                       6,000         530             30

Amounts Per Share of Common and Class B Stock
---------------------------------------------
The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options and convertible securities, considered to be potentially dilutive. Basic and diluted income/(loss) per share were calculated using the following number of shares (in millions):

                                                                         2002           2001            2000
                                                                    -------------   -------------    ------------
     Diluted Income/(Loss)
     ---------------------
     Income/(loss) attributable to Common and Class B Stock
      after preferred stock dividends of
      $15 million in 2002, 2001 and 2000                                $(995)        $(5,468)          $3,452
                                                                        =====         =======           ======

     Diluted Shares
     --------------
     Average shares outstanding                                         1,819           1,820            1,483
     Issuable and uncommitted ESOP shares                                  (1)             (9)              (9)
                                                                        -----           -----            -----
       Basic shares                                                     1,818           1,811            1,474
     Contingently issuable shares                                           -              (1)               -
     Net dilutive effect of options                                        11               - a/            30
     Convertible preferred securities                                       - b/            -                -
                                                                        -----           -----            -----
       Diluted shares                                                   1,829           1,810            1,504
                                                                        =====           =====            =====

     - - - - -
     a/ 30 million shares relating to employee stock options were not included in the calculation of diluted earnings per share for 2001 due to the antidilutive effect.
     b/ 282 million shares related to convertible securities not included in calculation due to the antidilutive effect.

NOTE 16.  Stock Options
-----------------------

We have stock options outstanding under the 1990 Long-Term Incentive Plan (LTIP) and the 1998 LTIP. No further grants may be made under the 1990 LTIP and all outstanding options are exercisable. Grants may be made under the 1998 LTIP through April 2008. All outstanding options under the 1990 LTIP continue to be governed by the terms and conditions of the existing option agreements for those grants. Under the 1998 LTIP, 33% of the options are generally exercisable after the first anniversary of the date of grant, 66% after the second anniversary, and 100% after the third anniversary. Stock options expire 10 years from the grant date. Performance stock rights (PSRs) and restricted stock units (RSUs) are based on

-----------------------

performance achievement. At December 31, 2002, 6.2 million PSRs and 2.6 million RSUs were outstanding. Stock options and PSRs are described in our proxy statement.

Under the 1998 LTIP, 2% of our issued common stock as of December 31 becomes available for granting plan awards in the succeeding calendar year. Any unused portion is available for later years. The limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years. At December 31, 2002, the number of unused shares carried forward aggregated to 28.7 million shares.

                                                         2002                      2001                        2000
                                               ------------------------ --------------------------- ----------------------------
                                                            Weighted-                  Weighted-                   Weighted-
                                                             Average                    Average                    Average
                                                             Exercise                   Exercise                   Exercise
Stock Option Activity (in millions)               Shares      Price        Shares        Price         Shares        Price
---------------------                          ----------- ------------ ----------- --------------- ------------ ---------------
Outstanding, beginning of period                 172.1       $22.01       153.7         $19.16         75.3        $32.66
Granted                                           50.6        16.29        35.3          30.49         15.8         41.02
Adjustment a/                                        -            -           -              -         71.4             -
Exercised b/                                      (4.3)        7.63       (14.0)         12.07         (6.9)        15.15
Terminated/expired or surrendered                 (5.5)       24.37        (2.9)         25.91         (1.9)        32.94
                                                 -----                    -----                       -----
Outstanding, end of period                       212.9        20.88       172.1          22.01        153.7         19.16
                                                 =====                    =====                       =====
Exercisable, end of period                       134.0        21.02       113.2          18.74        100.3         15.59

- - - - -
   a/ Outstanding stock options and related exercise prices were adjusted to preserve the intrinsic value of options as a result of the Visteon spin-off and Value Enhancement Plan in 2000.
   b/ Exercised at option prices ranging from $7.09 to $12.53 during 2002, $5.75 to $26.59 during 2001, and $5.75 to $23.87 during 2000.

Details on various option exercise price ranges are as follows:

                                               Outstanding Options                             Exercisable Options
                              -------------------------------------------------------  ------------------------------------
                                                   Weighted-          Weighted-                             Weighted-
          Range of                Shares         Average Life          Average             Shares            Average
      Exercise Prices           (millions)          (years)         Exercise Price       (millions)       Exercise Price
----------------------------- ---------------- ------------------ -------------------  ---------------- -------------------
$ 7.09 - $10.58                    3.6              9.9              $ 9.77                 0.0            $    -
 10.76 -  15.81                   56.4              3.4               12.29                52.2             12.07
 16.19 -  23.88                   93.6              7.5               20.07                44.1             22.60
 23.97 -  35.79                   58.6              7.2               30.85                37.0             31.40
 41.03 -  42.52                    0.7              5.3               41.42                 0.7             41.42
                                 -----                                                    -----
Total options                    212.9                                                    134.0
                                 =====                                                    =====

The estimated fair value of stock options at the time of grant using the Black-Scholes option pricing model was as follows:

                                                                 2002        2001        2000
                                                             ----------- ------------ -----------
      Fair value per option                                    $5.76       $8.88       $6.27 *
      Assumptions:
      ------------
        Annualized dividend yield                               2.5%        4.0%        4.9%
        Expected volatility                                    35.0%       43.9%       38.8%
        Risk-free interest rate                                 5.1%        5.1%        6.3%
        Expected option term (in years)                           7           6           5

      - - - - -
      * Adjusted for the Value Enhancement Plan.

See Note 1 for a discussion of the impact on earnings of our adoption of SFAS No. 123 in respect of stock option awards, effective January 1, 2003.

NOTE 17.  Derivative Financial Instruments
------------------------------------------

We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, on January 1, 2001, which establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the balance sheet, including embedded derivatives.

Our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices and interest rates. As an integral part of our overall risk management program, we use derivatives to manage financial exposures that occur in the normal course of business. Our objective is to minimize the financial exposure arising from these risks.

------------------------------------------

Adjustments to income for the years ended December 31, were (in millions):

                                                                     2002                                     2001
                                                     ------------------------------------    -------------------------------------
                                                                      Financial                                Financial
                                                       Automotive     Services    Total        Automotive      Services    Total
                                                     --------------  ----------  --------    ---------------  ----------  --------
  Income/(loss) before income taxes *                  $ (87)        $(225)      $(312)        $(588)         $(251)      $(839)
  Net income/(loss)                                      (57)         (141)       (198)         (387)          (157)       (544)

  - - - - -
  * Automotive recorded in cost of sales; Financial Services recorded in revenues.

Cash Flow Hedges
----------------
We use cash flow hedges to minimize our exposure to foreign currency exchange, interest rate and commodity price risks resulting in the normal course of business.

Derivatives used to minimize financial exposures for foreign exchange and commodity price risks generally mature within three years or less, with a maximum maturity of seven years. The impact to earnings associated with discontinuance of cash flow hedges and hedge ineffectiveness was a gain of $6 million in 2002 and a charge to earnings of $32 million in 2001.

Changes in the value of derivatives are included in other comprehensive income, a component of stockholders' equity, and reclassified to earnings at the time the associated hedged transaction impacts net income. The following table summarizes activity in other comprehensive income for designated cash flow hedges during the years ended December 31, (in millions):

                                                                                              2002           2001
                                                                                          -----------    -----------
Beginning of period:
 Net unrealized gain/(loss) on derivative financial instruments                              $(1,228)       $  (550)
Increase/(decrease) in fair value of derivatives                                                 847           (822)
(Gains)/losses reclassified from OCI                                                             694            144
                                                                                             -------        -------
End of period:
 Net unrealized gain/(loss) on derivative financial instruments                              $   313        $(1,228)
                                                                                             =======        =======

We expect to reclassify gains of $188 million from other comprehensive income to net income during the next twelve months. Consistent with our comprehensive, non-speculative risk management practices, neither these nor future reclassifications are anticipated to have a material effect on net Company earnings, as they should be substantially offset by the effects on related underlying transactions.

Fair Value Hedges
-----------------
We use derivative instruments designated as fair value hedges to hedge our exposure to interest rate risk. Changes in the value of these derivatives, along with the changes in the fair value of the underlying hedged exposure, are recognized in net income. The charge to net income from changes in hedging relationships and hedge ineffectiveness was $142 million and $132 million for the years ended December 31, 2002 and 2001, respectively.

Net Investment Hedges
---------------------
We use forward foreign currency exchange contracts to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities. Changes in the value of these derivative instruments are included in other comprehensive income as a foreign currency translation adjustment. The net foreign currency adjustment was a loss of $15 million in 2002 and a gain of $129 million in 2001.

Other Derivative Instruments
----------------------------
In accordance with corporate risk management policies, we use derivative instruments, such as forward contracts, swaps and options that economically hedge certain exposures (foreign currency, commodity, and interest rates). In certain instances, we forgo hedge accounting, which results in unrealized gains and losses that are recognized currently in net income.

During the fourth quarter of 2001, we reevaluated our plans with respect to certain forward purchase commitments for various precious metals commodities that were previously excluded from the scope of SFAS No. 133 and determined that they no longer qualify for exclusion. Accordingly, we recorded an unfavorable transition adjustment of $449 million as of December 31, 2001.

NOTE 18.  Operating Cash Flows Before Securities Trading
--------------------------------------------------------

The reconciliation of net income/(loss) to cash flows from operating activities before securities trading is as follows (in millions):

                                                               2002                      2001                       2000
                                                    ------------------------- --------------------------- -------------------------
                                                                   Financial                  Financial                 Financial
                                                     Automotive    Services     Automotive    Services     Automotive   Services
                                                    ------------ ------------ ------------- ------------- ------------ ------------
Net income/(loss) from continuing
 operations                                          $   (987)     $ 1,271       $(6,155)      $   806      $ 3,664       $ 1,792
  Depreciation and special tools
   amortization                                         4,897       10,240         4,999        10,164        5,087         9,059
  Impairment charges (depreciation
   and amortization)                                        -            -         3,828             -        1,100             -
  Amortization of goodwill, intangibles                    21           19           299            43          305            42
  Net losses/(earnings) from equity
   investments in excess of dividends
   remitted                                               134           13           845            (5)          86            17
  Provision for credit/insurance losses                     -        3,276             -         3,661            -         1,957
  Foreign currency adjustments                             51            -          (201)            -          (58)            -
  Loss on sale of business                                519            -             -             -            -             -
  Provision for deferred income taxes                  (1,377)         595        (2,242)          538          706         1,449
  Decrease/(increase) in accounts
   receivable and other current assets                  2,570       (2,499)        1,201          (813)        (523)       (1,049)
  Decrease/(increase) in inventory                       (650)           -         1,122             -       (1,369)            -
  Increase/(decrease) in accounts payable
   and accrued and other liabilities                    3,971        2,681         4,729          (969)       2,444         1,267
  Other                                                   338         (221)         (969)         (253)         567          (156)
                                                     --------      -------       -------       -------      -------       -------
Cash flows                                           $  9,487      $15,375       $ 7,456       $13,172      $12,009       $14,378
                                                     ========      =======       =======       =======      =======       =======

We consider all highly liquid investments with a maturity of three months or less, including short-term time deposits and government, agency and corporate obligations, to be cash equivalents. Automotive sector cash equivalents at December 31, 2002 and 2001 were $4.4 billion and $3.3 billion, respectively; Financial Services sector cash equivalents at December 31, 2002 and 2001 were $5.3 billion and $2.2 billion, respectively.

Cash paid/(received) for interest and income taxes was as follows (in millions):

                                         2002        2001         2000
                                    ----------- ------------ -------------
              Interest                 $7,737      $9,947      $10,318
              Income taxes             (1,883)        929        1,991

NOTE 19.  Acquisitions, Dispositions, Restructurings and Other Actions
----------------------------------------------------------------------

Accounting for Acquisitions - We account for our acquisitions under the purchase method. The assets acquired, liabilities assumed, and the results of operations of the acquired company since the acquisition date are included in our financial statements on a consolidated basis. On a pro forma basis, none of these acquisitions would have had a material effect on our results of operations.

2002
----
Sale of Kwik-Fit Holdings Ltd. and Other - In November 2002, we completed the sale of our interest in Kwik-Fit Holdings Ltd., our European all-makes vehicle repair business, to an acquisition company formed by CVC Capital Partners. The sales price of (pound)330 million (equivalent to about $500 million) consisted of a combination of approximately $300 million in cash and a note with a face value of approximately $200 million. We recognized a pre-tax loss of $519 million in cost of sales in 2002, which is in addition to the after-tax, non-cash transition charges related to SFAS 142 described in Note 7.
In addition, we acquired a 19% equity stake in the acquisition company. Our disposal of our interest in Kwik-Fit has not been reflected as a discontinued operation due to our continued involvement as an equity investor in the acquisition company.

Other pre-tax charges during the year totaled $143 million which represented primarily impairments and dispositions of our interest in e-commerce ventures.

European Charges - Continuing our European Transformation Strategy with respect to our Ford-brand operations in Europe, we recorded a pre-tax charge in Automotive cost of sales of $173 million in the fourth quarter of 2002. The charge included previously announced restructuring of the Genk (Belgium) vehicle assembly plant and the Cologne (Germany) facilities. Employee separation included a workforce reduction of about 1,800 employees (1,740 hourly and 60 salaried) related to the planned transfer of the Transit vehicle production to the Ford Otosan (Turkey) joint venture, die-casting rationalization and other manufacturing actions.

Premier Automotive Group Charges - We recorded a restructuring pre-tax charge in Automotive cost of sales of $157 million in the fourth quarter 2002 related to workforce reductions in our Premier Automotive Group operations of about 940 employees (225 hourly and 715 salary). The hourly reductions result from line speed reductions at our Halewood, England plant and the salary reductions (voluntary redundancy) relate to efficiency actions.

NOTE 19.  Acquisitions, Dispositions, Restructurings and Other Actions
----------------------------------------------------------------------
(Continued)

2001
----
Fourth Quarter Impairment and Other Charges - Charges of $5.7 billion before taxes and $4.1 billion after taxes are summarized below, followed by explanatory detail.

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

Precious metals (primarily palladium) are used in catalytic converters produced to meet required automotive emission standards. Our business objective has been to ensure adequate supply of these critical commodities. In 2000 and early 2001, we acquired precious metals and entered into forward purchase contracts at then-prevailing market prices in an environment of uncertain supply and outlook. In the fourth quarter of 2001, our engineers validated a breakthrough catalyst design, which will help reduce our usage of palladium. For the precious metals physically held, we have substantially reduced our holdings in excess of those stocking requirements. Beginning in the fourth quarter of 2001, we have written down the value of the excess metal to its estimated realizable value. In addition, precious metal forward contracts have been settled in lieu of taking physical delivery of the related metal. Therefore, as required by SFAS No. 133, precious metal forward purchase contracts have been marked-to-market. The total pre-tax charge for precious metals in the fourth quarter of 2001 was $953 million.

Personnel charges of $565 million before taxes primarily reflected voluntary salaried employee separations in North America.

Other pre-tax charges mainly reflected a $201 million non-cash charge to equity in net income of affiliated companies, representing our share of a charge related to Mazda's pension expenses, and a $160 million charge related to a major devaluation of the Argentine peso.

Purchase of Remainder of Hertz Corporation - In March 2001, we acquired (for $735 million) the common stock of Hertz that we did not own, which represented about 18% of the economic interest in Hertz. The excess of the purchase price over the fair market value of net assets acquired was approximately $390 million.

2000
----
Purchase of Land Rover Business - In June 2000, we purchased the Land Rover sport utility vehicle business from the BMW Group for 3 billion euros (equivalent to $2.6 billion). We paid two-thirds of the purchase price at closing and will pay the remainder in 2005. The excess of the purchase price over the fair market value of net assets acquired was approximately $775 million.

European Charges - Following an extensive review of the Ford brand Automotive operations in Europe, we recorded a pre-tax charge in Automotive cost of sales of $1.6 billion in the second quarter. This charge included $1.1 billion for asset impairments and $468 million for restructuring costs. Employee separation included a workforce reduction of about 3,300 employees (2,900 hourly and 400 salaried) related to the planned cessation of vehicle production at the Dagenham (U.K.) Body and Assembly Plant. As of December 31, 2002, restructuring actions included in Automotive cost of sales in the second quarter of 2000 are now largely complete. Remaining costs related to the cessation of vehicle production at the Dagenham (U.K.) body and assembly plant total $26 million, which are principally workforce reduction and other exit-related costs.

The asset impairment charge, attributable to excess capacity related to Ford's performance in the European market, reflected the write-down of certain long-lived assets, as determined by an independent valuation.

Nemak Joint Venture - During the fourth quarter of 2000, we recorded in Automotive cost of sales a pre-tax charge of $205 million related to the fair value transfer of our Windsor Aluminum Plant, Essex Aluminum Plant, and Casting Process Development Center for an increased equity interest in our joint venture with Nemak. We reflected the new joint venture in our financial statements on an equity basis.

NOTE 20.  Retirement Benefits
-----------------------------

Employee Retirement Plans
-------------------------
We have two principal qualified defined benefit retirement plans in the U.S. The Ford-UAW Retirement Plan covers hourly employees represented by the UAW, and the General Retirement Plan covers substantially all other Ford employees in the U.S. The hourly plan provides noncontributory benefits related to employee service. The salaried plan provides similar noncontributory benefits and contributory benefits related to pay and service. Other U.S. and non-U.S. subsidiaries have separate plans that generally provide similar types of benefits for their employees. Ford-UAW Retirement Plan expense accruals for employees assigned to Visteon are charged to Visteon.

In general, our plans are funded, with the main exceptions of the U.S. defined benefit plans for senior management and certain plans in Germany; in such cases, an unfunded liability is recorded.

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. Plan assets consist principally of investments in stocks and government and other fixed income securities. At December 31, 2002, stocks represented 68% of the market value of pension assets for our principal U.S. plans and fixed income securities represented 32%. Ford securities comprised less than one-half of one percent of the value of our worldwide pension plan assets during 2002 and 2001.

We also sponsor defined contribution plans for certain of our U.S. and non-U.S. employees. Our expense, primarily for matching contributions, for various plans was $23 million in 2002, $167 million in 2001, and $159 million in 2000.

Postretirement Health Care and Life Insurance Benefits
------------------------------------------------------
We, and certain of our subsidiaries, sponsor plans to provide selected health care and life insurance benefits for retired employees. Our U.S. and Canadian employees generally may become eligible for those benefits if they retire; however, benefits and eligibility rules may be modified from time to time. Postretirement health care and life insurance expense accruals for hourly employees assigned to Visteon and for salaried Visteon employees who met certain age and service conditions at June 30, 2000 are charged to Visteon. A portion of U.S. hourly and salary retiree health and life insurance benefits has been prepaid. At December 31, 2002, the market value of this pre-funding was $2.8 billion, including $1.9 billion of Visteon promissory notes contributed to a segregated trust.

Our expense for pension, postretirement health care and life insurance benefits was as follows (in millions):

                                                        Pension Benefits
                               ------------------------------------------------------------             Health Care
                                         U.S. Plans                  Non-U.S. Plans                  and Life Insurance
                               ----------------------------- ------------------------------    ------------------------------
                                 2002       2001     2000       2002      2001      2000          2002      2001       2000
                               --------- --------- --------- --------- --------- ----------    --------- ---------- ---------
Service cost                   $   556   $   531   $   495   $   377   $   396   $   405       $  427    $  374     $  320
Interest cost                    2,453     2,410     2,345       977       974       918        1,801     1,697      1,483
Expected return on assets       (3,646)   (3,697)   (3,281)   (1,265)   (1,184)   (1,162)         (85)     (161)      (135)
Amortization of:
 Prior service costs               529       532       620       137       138       133         (145)     (114)       (38)
 (Gains)/losses and other         (130)     (367)     (418)       25      (101)       17          310       161         28

Separation programs                107       303       122        39         8       184   *       16       114         54
Allocated costs to Visteon         (62)      (58)      (71)        -         -         -         (228)     (149)      (159)
                               -------   -------   -------   -------   -------   -------       ------    ------     ------

  Net expense/(income)         $  (193)  $  (346)  $  (188)  $   290   $   231   $   495       $2,096    $1,922     $1,553
                               =======   =======   =======   =======   =======   =======       ======    ======     ======

- - - - -
* Reflects reclassification of portion of restructuring reserve established in 2000.

-----------------------------

The year-end status of these plans was as follows (in millions):

                                                                              Pension Benefits
                                                              ---------------------------------------------       Health Care
                                                                    U.S. Plans            Non-U.S. Plans       And Life Insurance
                                                              ----------------------   --------------------   ---------------------
                                                                 2002        2001        2002       2001        2002       2001
                                                              ----------  ----------   ---------  ---------   ---------  ----------
  Change in Benefit Obligation
  ----------------------------
   Benefit obligation at January 1                            $35,223     $33,282      $15,991     $16,918     $ 25,433   $ 23,374
    Service cost                                                  556         531          377         396          427        374
    Interest cost                                               2,453       2,410          977         974        1,801      1,697
    Amendments                                                     (3)          6          133         133         (264)      (923)
    Separation programs                                           132         330          102          24           16        114
    Net transfers in/(out)                                          -           -            -        (170)           -          -
    Plan participant contributions                                 39          40           95          83           14          -
    Benefits paid                                              (2,806)     (2,496)        (921)       (768)      (1,232)    (1,145)
    Foreign exchange translation                                    -           -        1,980        (637)           4        (26)
    Actuarial (gain)/loss                                       1,559       1,120        1,964        (962)       4,064      1,968
                                                              -------     -------      -------     -------     --------   --------
   Benefit obligation at December 31                          $37,153     $35,223      $20,698     $15,991     $ 30,263   $ 25,433
                                                              =======     =======      =======     =======     ========   ========

  Change in Plan Assets
  ---------------------
   Fair value of plan assets at January 1                     $35,819     $39,830      $12,935     $14,714     $  2,692   $  3,135
    Actual return on plan assets                               (3,335)     (1,558)      (1,692)       (931)          64        200
    Company contributions                                         181         167          611         380        1,310        529
    Net transfers in/(out)                                          -        (300)   *       -        (152)           -          -
    Plan participant contributions                                 39          40           95          83            -          -
    Benefits paid                                              (2,806)     (2,496)        (921)       (768)      (1,232)    (1,145)
    Foreign exchange translation                                    -           -        1,322        (515)           -          -
    Other                                                         (21)        136           13         124            -        (27)
                                                              -------     -------      -------     -------     --------   --------
   Fair value of plan assets at December 31                   $29,877     $35,819      $12,363     $12,935     $  2,834   $  2,692
                                                              =======     =======      =======     =======     ========   ========

   Funded status                                              $(7,276)    $   596      $(8,335)    $(3,056)    $(27,429)  $(22,741)
   Unamortized prior service costs                              2,831       3,358          784         768       (1,161)    (1,043)
   Unamortized net (gains)/losses and other                     6,742      (1,939)       6,874       1,642       10,423      6,655
                                                              -------     -------      -------     -------     --------   --------
     Net amount recognized                                    $ 2,297     $ 2,015      $  (677)    $  (646)    $(18,167)  $(17,129)
                                                              =======     =======      =======     =======     ========   ========

  Amounts Recognized in the Balance Sheet
  Consist of Assets/(Liabilities)
  -------------------------------
    Prepaid assets                                            $ 3,429     $ 3,099      $ 1,728     $ 1,259     $      -   $      -
    Accrued liabilities                                        (8,921)     (1,356)      (7,449)     (2,779)     (18,167)   (17,129)
    Intangible assets                                           2,797          72          890         352            -          -
    Accumulated other comprehensive income                      4,992         200        4,154         522            -          -
                                                              -------     -------      -------     -------     --------   --------
      Net amount recognized                                   $ 2,297     $ 2,015      $  (677)    $  (646)    $(18,167)  $(17,129)
                                                              =======     =======      =======     =======     ========   ========

  Pension Plans in Which Accumulated Benefit
  Obligation Exceeds Plan Assets at December 31
  ---------------------------------------------
    Accumulated benefit obligation                            $35,305     $ 1,302      $17,569     $ 5,109
    Fair value of plan assets                                  29,773         184       11,756       2,721

  Weighted average assumptions as of December 31
  ----------------------------------------------
    Discount rate                                                6.75%       7.25%        5.65%       6.10%        6.75%      7.25%
    Expected return on assets                                    8.75%       9.50%        8.40%       8.70%        6.00%      6.00%
    Average rate of increase in compensation                     5.20%       5.20%        3.80%       3.80%           -          -
    Initial health care cost trend rate                             -           -            -           -        11.00%      9.45%
    Ultimate health care cost trend rate                            -           -            -           -         5.00%      5.00%
    Number of years to ultimate trend rate                          -           -            -           -            5          6

  - - - - -
  * Payment of retiree health care benefits.

A one percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the postretirement health care benefit obligation by approximately $3.9 billion/($3.3 billion) and the service and interest component of this expense by $283 million/($221) million.

NOTE 21.  Segment Information (in millions)
-------------------------------------------

Our sectors, Automotive and Financial Services, are managed as three primary operating segments. The Automotive sector (and segment) consists of the design, development, manufacture, sale and service of cars and trucks. The Financial Services sector primarily includes two segments, Ford Credit and Hertz. Ford Credit provides vehicle-related financing, leasing, and insurance. Hertz rents cars, light trucks and industrial and construction equipment. Segment selection was based upon internal organizational structure, the way in which performance is managed and evaluated, the availability of separate financial results and materiality considerations.

                                                                           Financial Services Sector
                                                                     -----------------------------------
                                                                        Ford                    Other     Eliminations
                                                       Automotive      Credit       Hertz      Fin Svcs    and Other b/    Total
                                                       ----------    ----------  ----------  -----------  ------------  ----------
2002
----
Revenues
 External customer                                     $134,425       $ 22,640     $ 4,949     $  549        $    23       $162,586
 Intersegment                                             4,444            330          29         90         (4,893)             -
                                                       --------       --------     -------     ------        -------       --------
   Total Revenues                                      $138,869       $ 22,970     $ 4,978     $  639        $(4,870)      $162,586
                                                       ========       ========     =======     ======        =======       ========
Income
 Income/(loss) before taxes                            $ (1,156)      $  1,970     $   200     $  (76)       $    15       $    953
 Provision for/(benefit from) income tax                   (533)           731          73         14             17            302
 Income/(loss) from continuing operations                  (987)         1,235         127        (89)            (2)           284
Other Disclosures
 Depreciation and amortization                         $  4,918       $  8,513     $ 1,639     $   41        $    66       $ 15,177
 Interest income a/                                         834              -           -          -              -            834
 Interest expense                                         1,368          6,929         377        150              -          8,824
 Capital expenditures                                     6,776             83         255        164              -          7,278
 Unconsolidated affiliates
   Equity in net income/(loss)                              (91)            11           -          -              -            (80)
   Investments in                                         2,470            197           -         29              -          2,696
 Total assets at year-end                               107,790        170,169      11,479      5,788             (4)       295,222

-----------------------------------------------------------------------------------------------------------------------------------
2001
----
Revenues
 External customer                                     $130,827       $ 24,325     $ 4,898     $  678        $    26       $160,754
 Intersegment                                             3,260            521          27        103         (3,911)             -
                                                       --------       --------     -------     ------        -------       --------
   Total Revenues                                      $134,087       $ 24,846     $ 4,925     $  781        $(3,885)      $160,754
                                                       ========       ========     =======     ======        =======       ========
Income
 Income/(loss) before taxes                            $ (8,862)      $  1,496     $     3     $  (59)       $     -       $ (7,422)
 Provision for/(benefit from) income tax                 (2,750)           664         (21)        10              -         (2,097)
 Income/(loss) from continuing operations                (6,155)           831          23        (48)             -         (5,349)
Other Disclosures
 Depreciation and amortization                         $  9,126       $  8,464     $ 1,620     $   54        $    69       $ 19,333
 Interest income a/                                         765              -           -          -              -            765
 Interest expense                                         1,376          8,922         414        105              -         10,817
 Capital expenditures                                     6,301            182         310        159              -          6,952
 Unconsolidated affiliates
   Equity in net income/(loss)                             (856)             5           -          -              -           (851)
   Investments in                                         2,450            177           -         11              -          2,638
 Total assets at year-end                                88,319        173,096      10,525      4,616            (13)       276,543

-----------------------------------------------------------------------------------------------------------------------------------
2000
----
Revenues
 External customer                                     $140,777       $ 22,857     $ 5,027     $  399        $    31       $169,091
 Intersegment                                             3,783            227          30        154         (4,194)             -
                                                       --------       --------     -------     ------        -------       --------
   Total Revenues                                      $144,560       $ 23,084     $ 5,057     $  553        $(4,163)      $169,091
                                                       ========       ========     =======     ======        =======       ========
Income
 Income before taxes                                   $  5,323       $  2,504     $   581     $ (109)       $     -       $  8,299
 Provision for/(benefit from) income tax                  1,609            929         223        (41)             -          2,720
 Income/(loss) from continuing operations                 3,664          1,542         358       (108)             -          5,456
Other Disclosures
 Depreciation and amortization                         $  6,489       $  7,495     $ 1,504     $   47        $    55       $ 15,590
 Interest income a/                                       1,488              -           -          -              -          1,488
 Interest expense                                         1,383          8,912         428        122             15         10,860
 Capital expenditures                                     7,393            168         291        496              -          8,348
 Unconsolidated affiliates
   Equity in net income/(loss)                              (70)           (22)          -          1              -            (91)
   Investments in                                         2,949             79           -          7              -          3,035
  Total assets at year-end                               94,312        174,258      10,620      3,731            469        283,390

- - - - -
a/ Financial Services sector's interest income is recorded as Revenues. b/ Includes intersegment transactions occurring in the ordinary course of business.

NOTE 22.  Geographic Information (in millions)
----------------------------------------------

                                                                United                     All         Total
                                                                States       Europe       Other       Company
                                                             ----------- ------------- ----------- --------------
      2002
      ----
      External revenues                                       $108,392     $35,313      $18,881      $162,586
      Income/(loss) from continuing operations                     432        (491)         343           284
      Net property                                              16,730      15,051        6,154        37,935

      2001
      ----
      External revenues                                       $107,771     $34,972      $18,011      $160,754
      Income/(loss) from continuing operations                  (4,381)        503       (1,471)       (5,349)
      Net property                                              16,121      12,533        5,921        34,575

      2000
      ----
      External revenues                                       $118,269     $31,651      $19,171      $169,091
      Income/(loss) from continuing operations                   6,038        (846)         264         5,456
      Net property                                              19,388      13,585        6,256        39,229

NOTE 23.  Summary Quarterly Financial Data (Unaudited)
------------------------------------------------------
(in millions, except amounts per share)

                                                                 2002                                        2001
                                              -------------------------------------------  ---------------------------------------
                                                First     Second     Third      Fourth     First      Second     Third    Fourth
                                               Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter  Quarter
                                              ---------  ---------  ---------  ----------  ---------  --------  --------  --------
    Automotive
      Sales                                   $32,171    $35,197    $32,396    $34,661     $34,450    $34,381   $28,403   $33,593
      Operating income/(loss)                     (60)       587       (639)      (419)      1,356     (1,398)   (1,039)   (6,314)
    Financial Services
      Revenues                                  7,370      6,930      6,942      6,919       7,562      7,522     7,725     7,118
      Income/(loss) before
       income taxes                               343        600        572        594         592        687       624      (463)
    Total Company
      Income/(loss) from
       continuing operations                      (80)       619       (244)       (11)      1,077       (730)     (665)   (5,031)*
    Common and Class B per share
      Basic income/(loss) from
       continuing operations                  $ (0.05)   $  0.34    $ (0.14)   $ (0.01)    $  0.59    $ (0.41)  $ (0.37)  $ (2.79)
      Diluted income/(loss) from
       continuing operations                    (0.05)      0.31      (0.14)     (0.01)       0.57      (0.41)    (0.37)    (2.79)

    - - - - -
    * See Note 19.

NOTE 24.  Commitments and Contingencies
---------------------------------------

Lease Commitments
-----------------
We lease land, buildings and equipment under agreements that expire in various years. Minimum rental commitments under non-cancelable operating leases were as follows:

                                                                                                              There-
                                                      2003        2004       2005       2006       2007       after
                                                   ----------- ---------- ---------- ---------- ---------- -----------
      Automotive                                      $440        $345       $244       $169       $183       $254
      Financial Services                               416         303        233        143        108        456

Rental expense was $1,112 million in 2002, $967 million in 2001, and $889 million in 2000.

Separation Agreements
---------------------
We entered into various agreements with Visteon and Rouge Steel in connection with separation of these former affiliates from Ford. Pursuant to these agreements, we have agreed to allocate certain liabilities related to each other's business and have agreed to share liabilities based upon certain allocations and thresholds. For example, hourly employees working for Visteon and Rouge Steel who were represented by the UAW remain Ford employees, with the former affiliate agreeing to reimburse Ford for the costs of those employees. Ford retains certain pension and postretirement benefit obligations for qualified salaried and hourly employees who are working or who have worked for Visteon.

Guarantees
----------
On November 26, 2002, FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements.

---------------------------------------

At December 31, 2002, the following guarantees were issued and outstanding:

Guarantees of unconsolidated affiliate and third party debt: We guarantee debt and lease obligations of certain joint ventures as well as certain financial obligations of outside third parties to support business and economic growth. Expiration dates vary from March 2003 to July 2011 or terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees is approximately $486 million, substantially all of which relates to the Automotive sector.

Sales to third parties of Automotive receivables, with recourse: From time to time, the Automotive sector sells receivables to third parties with recourse. Receivables are sold on a rolling basis and individual sales liquidate at different times. A payment would be triggered by failure of the obligor to fulfill its obligations covered by the contract. The maximum potential amount of future payments is approximately $27 million.

Indemnifications: In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims against any of the following: environmental, tax and shareholder matters; intellectual property rights; governmental regulations and employment-related matters; dealer, supplier, and other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable. The types of indemnifications for which payments are possible are as follows:

     Environmental: We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such costs or damages for which we may be held responsible could be substantial. The contingent losses that we expect to incur in connection with many of these sites have been accrued and those losses are reflected in our financial statements in accordance with generally accepted accounting principles. The aggregate amount accrued for environmental indemnification liabilities reflected in our financial statements is $101 million. The accrual represents the estimated cost to study potential environmental issues at sites deemed investigation or cleanup activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site.

     For many sites, the remediation costs and other damages for which we ultimately may be responsible are not reasonably estimable because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation). As a result, we are unable to estimate a maximum amount for costs or other damages for which we are potentially responsible in connection with these indemnifications, which are generally uncapped.

     Tax: We provide various tax-related indemnifications as part of transactions. The indemnified party typically is protected from certain events that result in a tax treatment different from that originally anticipated. In some cases, tax indemnifications relate to representations or warranties given by us. Our liability typically is fixed when a final determination of the indemnified party's tax liability is made. In some cases, a payment under a tax indemnification may be offset in whole or in part by refunds from the applicable governmental taxing authority. We are party to numerous tax indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

---------------------------------------

Product Performance
-------------------
Warranty: Estimated warranty costs and additional service actions are accrued for at the time the vehicle is sold to a dealer. Included in the warranty cost accruals are costs for basic warranties on vehicles sold. Product recalls and other customer service actions are not included in the warranty reconciliation below but are also accrued for at the time of sale. Estimates for warranty costs are made based primarily on historical warranty claim experience. The following is a tabular reconciliation of the product warranty accrual (in millions):

   January 1, 2002 beginning balance                                    $ 4,739
    Payments made in 2002                                                (3,508)
    Changes in accrual related to warranties issued in 2002               3,489
    Changes in accrual related to pre-existing warranties                   595
    Foreign currency translation                                             86
                                                                        -------
   December 31, 2002 ending balance                                     $ 5,401
                                                                        =======

Extended Service Plan: Generally, extended service plans are separate contracts with retail customers who pay fees to extend warranty coverage beyond the base warranty period. Under these plans, contract fees are recognized in income over the contract period in proportion to the costs expected to be incurred in performing contracted services.

The following is a tabular reconciliation of extended service plan deferred revenue accounts (in millions):

   January 1, 2002 beginning balance                                    $ 2,659
    Current year written revenue                                          1,206
    Current year earned revenue                                            (958)
    Foreign currency translation                                             31
                                                                        -------
   December 31, 2002 ending balance                                     $ 2,938
                                                                        =======

Litigation and Claims
---------------------
Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against us, including those arising out of alleged defects in our products; governmental regulations relating to safety, emissions and fuel economy; financial services; employment-related matters; dealer, supplier and other contractual relationships; intellectual property rights; product warranties; environmental matters; and shareholder matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive, or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief which, if granted, would require very large expenditures.

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 2002. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.

                        Report of Independent Accountants



To the Board of Directors and Stockholders
Ford Motor Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Ford Motor Company and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying sector balance sheet and the related sector statements of income and cash flows, presented for purposes of additional analysis, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The consolidated and sector financial statements (collectively, the "financial statements") are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which changed the method of accounting for goodwill and other intangible assets. In addition, as discussed in Note 3 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which changed the method of accounting for discontinued operations. Also, as discussed in Note 17 to the consolidated financial statements, on January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".


/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
January 17, 2003