Form 10-Q
period 2003-03-31
FORD MOTOR CO
filed 2003-05-08
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q






(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES-
---   EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003 OR
                                                         --------------

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 For the transition period from          to
                                                         --------    ---------


                          Commission file number 1-3950
                                                 ------


                               FORD MOTOR COMPANY
                               ------------------
             (Exact name of registrant as specified in its charter)


       Incorporated in Delaware                   38-0549190
   -------------------------------          --------------------
   (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)           Identification Number)


  One American Road, Dearborn, Michigan                     48126
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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).      Yes |X|.  No   .
                                                     ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 29, 2003, the Registrant had outstanding 1,759,483,931 shares
            --------------                                 -------------
of Common Stock and 70,852,076 shares of Class B Stock.
                    ----------







               Exhibit index located on sequential page number 29

Item 1.  Financial Statements
-----------------------------


                       Ford Motor Company and Subsidiaries
                           SECTOR STATEMENT OF INCOME
                           --------------------------
                  For the Periods Ended March 31, 2003 and 2002
                     (in millions, except per share amounts)

                                                                                            First Quarter
                                                                                        2003           2002
                                                                                     -------------  -------------
                                                                                             (unaudited)
AUTOMOTIVE

Sales                                                                                 $34,200       $32,171

Costs and expenses (Note 2)
 Cost of sales                                                                         31,084        29,923
 Selling, administrative and other expenses                                             2,313         2,308
                                                                                      -------       -------
   Total costs and expenses                                                            33,397        32,231
                                                                                      -------       -------
 Operating income/(loss)                                                                  803           (60)

 Interest income                                                                          148           112
 Interest expense                                                                         313           361
                                                                                      -------       -------
   Net interest income/(expense)                                                         (165)         (249)
 Equity in net income/(loss) of affiliated companies                                       21           (61)
                                                                                      -------       -------
 Income/(loss) before income taxes - Automotive                                           659          (370)

 FINANCIAL SERVICES
 Revenues                                                                               6,688         7,290

 Costs and expenses
 Interest expense                                                                       1,644         1,988
 Depreciation                                                                           2,567         2,561
 Operating and other expenses                                                           1,206         1,438
 Provision for credit and insurance losses                                                593           960
                                                                                      -------       -------
   Total costs and expenses                                                             6,010         6,947
                                                                                      -------       -------
 Income/(loss) before income taxes - Financial Services                                   678           343
                                                                                      -------       -------

 TOTAL COMPANY

 Income/(loss) before income taxes                                                      1,337           (27)
 Provision for/(benefit from) income taxes                                                336           (20)
                                                                                      -------       -------
 Income/(loss) before minority interests                                                1,001            (7)
 Minority interests in net income of subsidiaries                                         102            73
                                                                                      -------       -------
 Income/(loss) from continuing operations                                                 899           (80)
 Income/(loss) from discontinued/held-for-sale operations                                  (3)          (12)
 Cumulative effect of change in accounting principle                                        -        (1,002)
                                                                                      -------       -------
 Net income/(loss)                                                                    $   896       $(1,094)
                                                                                      =======       =======

 Income/(loss) attributable to Common and Class B Stock
  after preferred stock dividends                                                     $   896       $(1,098)

Average number of shares of Common and Class B
  Stock outstanding                                                                     1,832         1,807

 AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Notes 3 and 7)

 Basic income/(loss)
      Income/(loss) from continuing operations                                        $  0.49       $ (0.05)
      Income/(loss) from discontinued/held-for-sale operations                              -         (0.01)
      Cumulative effect of change in accounting principle                                   -         (0.55)
                                                                                      -------       -------
      Net income/(loss)                                                               $  0.49       $ (0.61)
 Diluted income/(loss)
      Income/(loss) from continuing operations                                        $  0.45       $ (0.05)
      Income/(loss) from discontinued/held-for-sale operations                              -         (0.01)
      Cumulative effect of change in accounting principle                                   -         (0.55)
                                                                                      -------       -------
      Net income/(loss)                                                               $  0.45       $ (0.61)

 Cash dividends                                                                       $  0.10       $  0.10

The accompanying notes are part of the financial statements.

-----------------------------

                       Ford Motor Company and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                  For the Periods Ended March 31, 2003 and 2002
                     (in millions, except per share amounts)

                                                                                                First Quarter
                                                                                            2003            2002
                                                                                        -------------   ------------
                                                                                                 (unaudited)
      Sales and revenues
      Sales                                                                               $34,200         $32,171
      Revenues and Automotive interest income                                               6,833           7,402
                                                                                          -------         -------
        Total sales and revenues                                                           41,033          39,573

      Costs and expenses
      Cost of sales                                                                        31,084          29,923
      Selling, administrative and other expenses                                            6,086           6,309
      Interest expense                                                                      1,957           2,349
      Provision for credit and insurance losses                                               593             960
                                                                                         --------         -------
        Total costs and expenses                                                           39,720          39,541
      Equity in net income/(loss) of affiliated companies                                      24             (59)
                                                                                         --------         -------
      Income/(loss) before income taxes                                                     1,337             (27)
      Provision for/(benefit from) income taxes                                               336             (20)
                                                                                          -------         -------
      Income/(loss) before minority interests                                               1,001              (7)
      Minority interests in net income/(loss) of subsidiaries                                 102              73
                                                                                          -------         -------
      Income/(loss) from continuing operations                                                899             (80)
      Income/(loss) from discontinued/held-for-sale operations                                 (3)            (12)
      Cumulative effect of change in accounting principle                                       -          (1,002)
                                                                                          -------         -------
      Net income/(loss)                                                                   $   896         $(1,094)
                                                                                          =======         =======

      Income/(loss) attributable to Common and Class B Stock
       after Preferred Stock dividends                                                    $   896         $(1,098)

      Average number of shares of Common and Class B
       Stock outstanding                                                                    1,832           1,807

      AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK
      Basic income/(loss)
          Income/(loss) from continuing operations                                       $  0.49         $ (0.05)
          Income/(loss) from discontinued/held-for-sale operations                             -           (0.01)
          Cumulative effect of change in accounting principle                                  -           (0.55)
                                                                                         -------         -------
          Net income/(loss)                                                              $  0.49         $ (0.61)
      Diluted income/(loss)
          Income/(loss) from continuing operations                                       $  0.45         $ (0.05)
          Income/(loss) from discontinued/held-for-sale operations                             -           (0.01)
          Cumulative effect of change in accounting principle                                  -           (0.55)
                                                                                         -------         -------
          Net income/(loss)                                                              $  0.45         $ (0.61)

     Cash dividends                                                                      $  0.10         $  0.10

The accompanying notes are part of the financial statements.

-----------------------------


                       Ford Motor Company and Subsidiaries
                              SECTOR BALANCE SHEET
                              --------------------
                                  (in millions)

                                                                                                     March 31,          December 31,
                                                                                                       2003                2002
                                                                                                  ---------------     --------------
                                                                                                     (unaudited)
        ASSETS
        Automotive
        Cash and cash equivalents                                                                    $  7,138            $  5,180
        Marketable securities                                                                          17,315              17,464
                                                                                                     --------            --------
           Total cash and marketable securities                                                        24,453              22,644

        Receivables                                                                                     2,296               2,065
        Inventories (Note 4)                                                                            7,953               6,980
        Deferred income taxes                                                                           3,389               3,462
        Other current assets                                                                            5,112               4,551
        Current receivable from Financial Services                                                      1,366               1,062
                                                                                                     --------            --------
           Total current assets                                                                        44,569              40,764

        Equity in net assets of affiliated companies                                                    2,479               2,470
        Net property                                                                                   36,556              36,364
        Deferred income taxes                                                                          11,791              11,694
        Goodwill (Note 5)                                                                               4,921               4,805
        Other intangible assets (Note 5)                                                                  803                 812
        Assets of discontinued/held-for-sale operations                                                    92                  98
        Other assets                                                                                   11,536              10,783
                                                                                                     --------            --------
           Total Automotive assets                                                                    112,747             107,790

        Financial Services
        Cash and cash equivalents                                                                      12,099               7,070
        Investments in securities                                                                         623                 807
        Finance receivables, net                                                                       92,765              97,030
        Net investment in operating leases                                                             37,540              40,055
        Retained interest in sold receivables                                                          18,092              17,618
        Goodwill (Note 5)                                                                                 756                 752
        Other intangible assets (Note 5)                                                                  246                 248
        Assets of discontinued/held-for-sale operations                                                     -               2,406
        Other assets                                                                                   15,822              16,643
        Receivable from Automotive                                                                      4,503               4,803
                                                                                                     --------            --------
           Total Financial Services assets                                                            182,446             187,432
                                                                                                     --------            --------
           Total assets                                                                              $295,193            $295,222
                                                                                                     ========            ========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        Automotive
        Trade payables                                                                               $ 15,477            $ 14,606
        Other payables                                                                                  2,540               2,485
        Accrued liabilities                                                                            29,734              27,644
        Debt payable within one year                                                                      329                 557
                                                                                                     --------            --------
           Total current liabilities                                                                   48,080              45,292

        Long-term debt                                                                                 13,643              13,607
        Other liabilities                                                                              47,928              46,886
        Deferred income taxes                                                                             231                 303
        Liabilities of discontinued/held-for-sale operations                                               89                 138
        Payable to Financial Services                                                                   4,503               4,803
                                                                                                     --------            --------
           Total Automotive liabilities                                                               114,474             111,029

        Financial Services
        Payables                                                                                        2,463               1,890
        Debt                                                                                          145,038             148,058
        Deferred income taxes                                                                          11,502              11,644
        Other liabilities and deferred income                                                           7,948               9,448
        Liabilities of discontinued/held-for-sale operations                                                -                 831
        Payable to Automotive                                                                           1,366               1,062
                                                                                                     --------            --------
           Total Financial Services liabilities                                                       168,317             172,933

        Company-obligated mandatorily redeemable preferred
         securities of subsidiary trusts holding solely
         junior subordinated debentures of the Company                                                  5,670               5,670

        Stockholders' equity
        Capital stock
         Common Stock, par value $0.01 per share (1,837 million shares issued)                             18                  18
         Class B Stock, par value $0.01 per share (71 million shares issued)                                1                   1
        Capital in excess of par value of stock                                                         5,435               5,420
        Accumulated other comprehensive income/(loss) (Note 8)                                         (6,119)             (6,531)
        Treasury stock                                                                                 (1,974)             (1,977)
        Earnings retained for use in business                                                           9,371               8,659
                                                                                                     --------            --------
               Total stockholders' equity                                                               6,732               5,590
                                                                                                     --------            --------
           Total liabilities and stockholders' equity                                                $295,193            $295,222
                                                                                                     ========            ========

The accompanying notes are part of the financial statements.

-----------------------------


                       Ford Motor Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (in millions)

                                                                                                    March 31,         December 31,
                                                                                                      2003               2002
                                                                                                 ---------------   ---------------
                                                                                                    (unaudited)
      ASSETS
      Cash and cash equivalents                                                                    $ 19,237           $ 12,250
      Marketable securities                                                                          17,938             18,271
      Receivables                                                                                     2,296              2,065
      Net investment in operating leases                                                             37,540             40,055
      Finance receivables, net                                                                       92,765             97,030
      Retained interest in sold receivables                                                          18,092             17,618
      Inventories                                                                                     7,953              6,980
      Equity in net assets of affiliated companies                                                    3,520              3,569
      Net property                                                                                   38,151             37,935
      Deferred income taxes                                                                          15,204             15,213
      Goodwill                                                                                        5,677              5,557
      Other intangible assets                                                                         1,049              1,060
      Assets of discontinued/held-for-sale operations                                                    92              2,504
      Other assets                                                                                   29,810             29,250
                                                                                                   --------           --------
        Total assets                                                                               $289,324           $289,357
                                                                                                   ========           ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Payables                                                                                     $ 20,480           $ 18,981
      Accrued liabilities                                                                            27,276             25,088
      Debt                                                                                          159,010            162,222
      Other liabilities and deferred income                                                          55,697             56,276
      Deferred income taxes                                                                          14,370             14,561
      Liabilities of discontinued/held-for-sale operations                                               89                969
                                                                                                   --------           --------
        Total liabilities                                                                           276,922            278,097

      Company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts holding solely
       junior subordinated debentures of the Company                                                  5,670              5,670

      Stockholders' equity
      Capital stock
       Common Stock, par value $0.01 per share (1,837 million shares issued)                             18                 18
       Class B Stock, par value $0.01 per share (71 million shares issued)                                1                  1
      Capital in excess of par value of stock                                                         5,435              5,420
      Accumulated other comprehensive income/(loss)                                                  (6,119)            (6,531)
      Treasury stock                                                                                 (1,974)            (1,977)
      Earnings retained for use in business                                                           9,371              8,659
                                                                                                   --------           --------
         Total stockholders' equity                                                                   6,732              5,590
                                                                                                   --------           --------
         Total liabilities and stockholders' equity                                                $289,324           $289,357
                                                                                                   ========           ========


The accompanying notes are part of the financial statements.

-----------------------------


                       Ford Motor Company and Subsidiaries
                    CONDENSED SECTOR STATEMENT OF CASH FLOWS
                    ----------------------------------------
                  For the Periods Ended March 31, 2003 and 2002
                                  (in millions)

                                                                              First Quarter 2003            First Quarter 2002
                                                                          ---------------------------- -----------------------------
                                                                                          Financial                    Financial
                                                                           Automotive     Services      Automotive      Services
                                                                          ------------- -------------- ------------- ---------------
                                                                                (unaudited)                  (unaudited)
Cash and cash equivalents at January 1                                      $ 5,180      $  7,070        $ 4,064      $  3,133

Cash flows from operating activities before
 securities trading                                                           2,953         4,662          2,333         3,746
Net sales/(purchases) of trading securities                                     230           (40)          (437)          (25)
                                                                            -------      --------        -------      --------
   Net cash flows from operating activities                                   3,183         4,622          1,896         3,721

Cash flows from investing activities
 Capital expenditures                                                        (1,416)          (80)        (1,536)         (181)
 Acquisitions of receivables and lease investments                                -       (17,604)             -       (21,714)
 Collections of receivables and lease investments                                 -        10,749              -        14,855
 Net acquisitions of daily rental vehicles                                        -          (385)             -          (794)
 Purchases of securities                                                       (566)         (149)          (537)         (185)
 Sales and maturities of securities                                             474           207            452           139
 Proceeds from sales of receivables and lease investments                         -        10,966              -        15,399
 Proceeds from sale of businesses                                                 -           157              -             -
 Net investing activity with Financial Services                                 970             -           (427)            -
 Cash paid for acquisitions                                                      (8)            -            (37)            -
 Other                                                                            -            47              -           228
                                                                            -------      --------        -------      --------
   Net cash (used in)/provided by investing activities                         (546)        3,908         (2,085)        7,747

Cash flows from financing activities
 Cash dividends                                                                (183)            -           (184)            -
 Net purchases of Common Stock                                                  (22)            -            (57)            -
 Proceeds from mandatorily redeemable convertible
  preferred securities                                                            -             -          4,900             -
 Changes in short-term debt                                                    (234)        2,424            (93)       (6,729)
 Proceeds from issuance of other debt                                            90         3,862            107         9,456
 Principal payments on other debt                                               (78)      (10,640)           (60)      (10,233)
 Repayment of debt from discontinued operations                                   -         1,421              -             -
 Net financing activity with Automotive                                           -          (970)             -           427
 Other                                                                           (3)           20             (5)           37
                                                                            -------      --------        -------      --------
   Net cash (used in)/provided by financing activities                         (430)       (3,883)         4,608        (7,042)

Effect of exchange rate changes on cash                                          55            78            (18)          (31)
Net transactions with Automotive/Financial Services                            (304)          304           (411)          411
                                                                            -------      --------        -------      --------

   Net increase/(decrease) in cash and cash equivalents                       1,958         5,029          3,990         4,806
                                                                            -------      --------        -------      --------

Cash and cash equivalents at March 31                                       $ 7,138      $ 12,099        $ 8,054      $  7,939
                                                                            =======      ========        =======      ========


 The accompanying notes are part of the financial statements.

-----------------------------


                       Ford Motor Company and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                  For the Periods Ended March 31, 2003 and 2002
                                  (in millions)

                                                                                  First Quarter
                                                                              2003          2002
                                                                          ------------ ---------------
                                                                                 (unaudited)

Cash and cash equivalents at January 1                                     $ 12,250      $  7,197

Cash flows from operating activities before
 securities trading                                                           7,615         6,079
Net sales/(purchases) of trading securities                                     190          (462)
                                                                           --------      --------
   Net cash flows from operating activities                                   7,805         5,617

Cash flows from investing activities
 Capital expenditures                                                        (1,496)       (1,717)
 Acquisitions of receivables and lease investments                          (17,604)      (21,714)
 Collections of receivables and lease investments                            10,749        14,855
 Net acquisitions of daily rental vehicles                                     (385)         (794)
 Purchases of securities                                                       (715)         (722)
 Sales and maturities of securities                                             681           591
 Proceeds from sales of receivables and lease investments                    10,966        15,399
 Proceeds from sale of businesses                                               157             -
 Cash paid for acquisitions                                                      (8)          (37)
 Other                                                                           47           228
                                                                           --------      --------
   Net cash (used in)/provided by investing activities                        2,392         6,089

Cash flows from financing activities
 Cash dividends                                                                (183)         (184)
 Net purchases of Common Stock                                                  (22)          (57)
 Proceeds from mandatorily redeemable convertible
  preferred securities                                                            -         4,900
 Changes in short-term debt                                                   2,190        (6,822)
 Proceeds from issuance of other debt                                         3,952         9,563
 Principal payments on other debt                                           (10,718)      (10,293)
 Repayment of debt from discontinued operations                               1,421             -
 Other                                                                           17            32
                                                                           --------      --------
   Net cash (used in)/provided by financing activities                       (3,343)       (2,861)

Effect of exchange rate changes on cash                                         133           (49)
                                                                           ---------     --------


   Net increase/(decrease) in cash and cash equivalents                       6,987         8,796
                                                                           --------      --------

Cash and cash equivalents at March 31                                      $ 19,237      $ 15,993
                                                                           ========      ========


The accompanying notes are part of the financial statements.

-----------------------------


                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)

1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 (the "10-K Report"). For purposes of this report, "Ford", the "Company", "we", "our", "us" or similar references means Ford Motor Company and its majority-owned subsidiaries unless the context requires otherwise. Certain amounts for prior periods were reclassified to conform with current period presentation consistent with the presentation in the 10-K Report. Reclassifications include amounts reported cumulatively in the first half of 2002 related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, as described in Note 5 below and profits and losses related to discontinued and held-for-sale operations.

2. Selected Automotive Costs and Expenses are summarized as follows (in millions):

                                                                                         First Quarter
                                                                                  ----------------------------
                                                                                     2003            2002
                                                                                  -----------     ------------
           Depreciation                                                             $693            $588
           Amortization of special tools                                             685             572
           Postretirement expense                                                    798             488

3. Accounting Policy - Stock-based Compensation - During the first quarter of 2003, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, stock-based employee compensation expense recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards from its original effective date. Results of prior years have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested awards in each period (in millions):

                                                                                      First Quarter
                                                                                -------------------------
                                                                                   2003          2002
                                                                                ------------  -----------
           Net income/(loss) attributable to Common
            and Class B Stock, as reported                                      $   896         $(1,098)
           Add: Stock-based employee compensation
             expense included in reported net income,
             net of related tax effects                                              27               -
           Deduct: Total stock-based employee compensation
             expense determined under fair value method
             for all awards, net of related tax effects                             (27)            (29)
                                                                                -------         -------
           Pro forma net income                                                 $   896         $(1,127)

           Earnings per share:
             Basic - as reported                                                $  0.49         $ (0.61)
             Basic - pro forma                                                  $  0.49         $ (0.63)

             Diluted - as reported                                              $  0.45         $ (0.61)
             Diluted - pro forma                                                $  0.45         $ (0.63)

4.   Automotive Inventories are summarized as follows (in millions):

                                                                                March 31,        December 31,
                                                                                   2003              2002
                                                                            ----------------- -----------------
           Raw materials, work in process and supplies                          $3,483            $3,174
           Finished products                                                     5,434             4,763
                                                                                ------            ------
             Total inventories at FIFO                                           8,917             7,937
           Less LIFO adjustment                                                   (964)             (957)
                                                                                ------            ------
             Total inventories                                                  $7,953            $6,980
                                                                                ======            ======

5. Goodwill and Other Intangibles - Effective January 1, 2002, we adopted SFAS No. 142, which eliminates amortization of goodwill and certain other intangible assets, but requires annual testing for impairment (comparison of estimated fair value to carrying value). Fair value is estimated using the present value of expected future cash flows and other valuation measures. Effective January 1, 2002, after-tax, non-cash transition charges of $708 million and $294 million were taken in the Automotive and Financial Services sectors, respectively. Our policy is to test annually for impairment during the second quarter.

-----------------------------


                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)


5.   Goodwill and Other Intangibles (Continued)

     Effective July 1, 2001, we adopted SFAS No. 141, Business Combinations, which specifies the types of acquired intangible assets to be reported separately from goodwill and those to be included in goodwill. Certain intangible assets, primarily acquired distribution networks and technology, continue to be amortized over their useful lives, with no significant residual value.

     Changes to Automotive sector goodwill and other intangible assets were as follows (in millions):

                                        First Quarter 2003                                   First Quarter 2002
                            ---------------------------------------------------  ---------------------------------------------------
                            Goodwill            Other Intangibles                 Goodwill            Other Intangibles
                            ------------   ------------------------------------  ------------    -----------------------------------
                                             Amortizable       Non-amortizable                     Amortizable       Non-amortizable
                                           ----------------    ----------------                  ----------------    ---------------
Beginning balance           $4,805          $  409               $  403          $5,213          $ 1,125             $    -
 Impairment (pre-tax)            -               -                    -            (939)               -                  -
 Tradename
  reclassification               -               -                    -               -             (618)               618
 Workforce
  reclassification               -               -                    -             126             (126)                 -
 Currency translation           40               5                   (8)             (7)             (11)                 -
 Amortization
  and other                     76              (6)                   -              52               47                  -
                            ------          ------               ------          ------          -------             ------
Ending balance              $4,921          $  408  a/           $  395          $4,445          $   417  b/         $  618
                            ======          ======               ======          ======          =======             ======

- - - - -
a/ Gross balance of $483 million, net of accumulated amortization and other adjustments of $75 million.
b/ Gross balance of $529 million, net of accumulated amortization and other adjustments of $112 million.

     Changes to Financial Services sector goodwill and other intangible assets were as follows (in millions):

                                      First Quarter 2003                                         First Quarter 2002
                           ---------------------------------------------------  ---------------------------------------------------
                           Goodwill             Other Intangibles               Goodwill              Other Intangibles
                           ------------   ------------------------------------  ------------    -----------------------------------
                                            Amortizable       Non-amortizable                     Amortizable      Non-amortizable
                                          ----------------    ----------------                  ----------------   ----------------
Beginning balance          $  752          $   59               $  189          $1,042          $   265             $    -
 Impairment (pre-tax)           -               -                    -            (294)               -                  -
 Tradename
  reclassification              -               -                    -               -             (189)               189
 Currency translation           4               -                    -              (1)               2                  -
 Amortization
  and other                     -              (2)                   -               -               (3)                 -
                           ------          ------               ------          ------          -------             ------
Ending balance             $  756          $   57  a/           $  189          $  747          $    75  b/         $  189
                           ======          ======               ======          ======          =======             ======

- - - - -
a/ Gross balance of $90 million, net of accumulated amortization and other adjustments of $33 million.
b/ Gross balance of $88 million, net of accumulated amortization and other adjustments of $13 million.

     In addition, equity in net assets of affiliated companies included goodwill of $413 million and $462 million at March 31, 2003 and March 31, 2002, respectively. Pre-tax amortization expense for intangible assets, excluding goodwill, for the quarter ended March 31, 2003 and 2002 was $7 million and $6 million, respectively. Intangible asset amortization is forecasted to range from about $15 to $25 million per year for the next 5 years.

6. Variable Interest Entities - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities ("VIE").

     Controlling financial interests of a VIE are identified by the exposure of a party to the VIE to a majority of either the expected losses or residual rewards of the VIE, or both. Such parties are primary beneficiaries of the VIE and FIN 46 requires that the primary beneficiary of a VIE consolidate the VIE. FIN 46 also requires new disclosures for significant relationships with VIEs, whether or not consolidation accounting is either used or anticipated.

-----------------------------


                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)

6.   Variable Interest Entities (Continued)

     Ford Credit has activities with a limited purpose trust, FCAR Owner Trust ("FCAR"), owned by a Ford Credit subsidiary and outside investors. FCAR's activities are limited to issuance of asset-backed commercial paper and other securities and the purchase of highly rated asset-backed securities issued by Ford Credit sponsored securitization special purpose entities ("SPEs"). At March 31, 2003, FCAR had gross assets of $10.7 billion and gross liabilities of $10.3 billion. Ford Credit holds a subordinated interest in FCAR that totaled about $6 million at March 31, 2003. Ford
     Credit also retains interests related to receivables sold to Ford Credit-sponsored securitization SPEs that sell asset-backed securities to FCAR. These retained interests include subordinated securities, interest-only strip assets and restricted cash, which totaled $1.64 billion at March 31, 2003. These subordinated security interests and retained interests are reflected on our balance sheet.

     FIN 46 would require consolidation of FCAR, as presently structured, in our financial results. Ford Credit intends to take certain actions that will result in the consolidation of FCAR's assets, liabilities and results into its financial statements during the second quarter of 2003. Ford Credit has been advised that consolidation of FCAR will not change the bankruptcy-remote status of FCAR or the Ford Credit sponsored securitization SPEs, and the related receivables will continue to be considered legally sold to the Ford Credit sponsored securitization SPEs. We believe that consolidation of FCAR will not have a material adverse impact on Ford Credit's earnings, back-up credit facilities, unsecured debt funding programs or other securitization programs.

     In addition, Ford Credit also sells receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank. FIN 46 might also require the sponsor banks to consolidate the assets and liabilities of these SPEs into their financial results or restructure these SPEs. If this occurs, the sponsor banks may increase the program fees for Ford Credit's use of these SPEs or fail to renew their commitment to purchase additional receivables from Ford Credit. At March 31, 2003, these SPEs held about $6 billion of retail installment sale contracts previously owned by Ford Credit. We believe we would not be required to consolidate any portion of these SPEs in our financial results. Ford Credit is continuing to evaluate the impact of FIN 46 on the bank sponsors of these SPEs and on the continued availability and costs of this program. No bank sponsors have indicated to Ford Credit any intention to terminate their SPEs or reduce their purchases of receivables as a result of FIN 46.

     The Automotive sector has invested in and contracted with several joint ventures to manufacture and/or assemble vehicles or components. We are in the process of analyzing these joint ventures to determine if they are VIEs and, if so, whether we are the primary beneficiary. As such, we cannot, at this time, reliably estimate the future potential impact of consolidating any VIEs with which we are involved. We believe additional liabilities recognized as a result of consolidating VIEs would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. Conversely, we believe additional assets recognized as a result of consolidating these VIEs would not represent additional assets of the Company that could be used to satisfy claims against its general assets.

7. Income Per Share of Common and Class B Stock - The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options, considered to be potentially dilutive. Basic and diluted income per share were calculated using the following (in millions):

                                                                                       First Quarter
                                                                             -----------------------------------
                                                                                  2003                2002
                                                                             ----------------    ---------------
           Diluted Income
           --------------
           Income/(loss) attributable to Common and Class B
             Stock after preferred stock dividends                            $   896             $(1,098)
            Convertible preferred securities interest                              53                   -
                                                                              -------             -------
           Diluted income/(loss)                                              $   949             $(1,098)
                                                                              =======             =======

           Average shares outstanding                                           1,832               1,807
           Issuable and uncommitted ESOP shares                                    (2)                 (1)
                                                                              -------             -------
             Basic shares                                                       1,830               1,806
           Reverse antidilutive contingently
            issuable shares included above                                          -                  (1)
           Net dilutive effect of options                                           5                   - *
           Convertible preferred securities                                       282                   - *
                                                                              -------             -------
             Diluted shares                                                     2,117               1,805
                                                                              =======             =======

           - - - - -
           * Not included in calculation of diluted earnings per share due to their antidilutive effect (17 million shares related to options and 282 million shares related to convertible securities).

-----------------------------


                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)

8. Comprehensive Income - Other comprehensive income primarily reflects foreign currency translation adjustments and adjustments related to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Total comprehensive income is summarized as follows (in millions):

                                                                                      First Quarter
                                                                             -------------------------------
                                                                                  2003            2002
                                                                             --------------  ---------------
           Net income/(loss)                                                  $   896            $(1,094)
           Other comprehensive income/(loss)                                      412                660
                                                                              -------            -------
             Total comprehensive income/(loss)                                $ 1,308            $  (434)
                                                                              =======            =======

9. Guarantees - On November 26, 2002, FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. During the first quarter of 2003, we issued new guarantees and indemnifications, which are included within the disclosures below. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements.

     At March 31, 2003, the following guarantees were issued and outstanding:

     Guarantees of unconsolidated affiliates and third parties: We guarantee debt and lease obligations of certain joint ventures as well as certain financial obligations of outside third parties to support business and economic growth. Expiration dates vary, or guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $480 million, the majority of which relates to the Automotive sector.

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

     Indemnifications: In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims against any of the following: environmental, tax and shareholder matters; intellectual property rights; governmental regulations and employment-related matters; dealer, supplier, and other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable. The primary types of indemnifications for which payments are possible are as follows:

          Environmental: We have indemnified various parties for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. The amount of any such costs or damages for which we may be held responsible could be substantial. The contingent losses that we expect to incur in connection with many of these sites have been accrued and those losses are reflected in our financial statements in accordance with generally accepted accounting principles. The aggregate amount accrued for environmental indemnification liabilities reflected in our financial statements is $92 million. The accrual represents the estimated cost to study potential environmental issues at sites deemed investigation or cleanup activities, and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site.

-----------------------------


                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)

9.   Guarantees (Continued)

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

     Product Performance:
          Warranty: Estimated warranty costs and additional service actions are accrued for at the time the vehicle is sold to a dealer. Included in the warranty cost accruals are costs for basic warranties on vehicles sold. Product recalls and other customer service actions are not included in the warranty reconciliation below but are also accrued for at the time of sale. Estimates for warranty costs are made based primarily on historical warranty claim experience. The following is a tabular reconciliation of the product warranty accrual (in millions):

               January 1, 2003 beginning balance                                        $5,401
                Payments made in 2003                                                     (834)
                Changes in accrual related to warranties issued in 2003                    841
                Changes in accrual related to pre-existing warranties                      (23)
                Foreign currency translation                                                61
                                                                                        ------
               March 31, 2003 ending balance                                            $5,446
                                                                                        ======

          Extended Service Plan: Generally, extended service plans are separate contracts with retail customers who pay fees to extend warranty coverage beyond the base warranty period. Under these plans, contract fees are recognized in income over the contract period in proportion to the costs expected to be incurred in performing contracted services.

          The following is a tabular reconciliation of extended service plan deferred revenue accounts (in millions):

               January 1, 2003 beginning balance                                        $2,998
                Current period written revenue                                             334
                Current period earned revenue                                             (299)
                Foreign currency translation                                                 6
                                                                                        ------
               March 31, 2003 ending balance                                            $3,039
                                                                                        ======

10. Segment Information - The Company's operating activity consists of two operating sectors, Automotive and Financial Services.

     The Automotive sector consists of the design, development, manufacture, sale and service of cars, trucks and service parts. Beginning in 2003, we are reporting our Automotive sector results as two primary segments, North America and International. The North America segment includes primarily the sale of Ford, Lincoln and Mercury cars, trucks and service parts in the U.S., Canada and Mexico, and the associated costs to design, develop, manufacture and service these vehicles and parts. The International segment includes primarily the sale of Ford brand vehicles and service parts outside of North America and the sale of Premier Automotive Group brand vehicles (i.e., Aston Martin, Jaguar, Land Rover and Volvo) and related service parts throughout the world (including North America), together with the associated costs to design, develop, manufacture and service these vehicles and parts. Additionally, the International segment includes our share of the results of Mazda Motor Corporation and Mazda-related joint ventures. The Other Automotive component of the Automotive sector consists primarily of net interest expense, which is not managed individually by the two segments. Transactions among automotive segments are presented on an absolute cost basis, eliminating the effect of legal entity transfer prices within the Automotive sector for vehicles, components and product engineering. Previously, the Automotive sector was reported as one segment. Prior period information reflects the two reporting segments within the Automotive sector.

-----------------------------


                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)

10.  Segment Information (Continued)

     The Financial Services sector primarily includes two segments, Ford Credit and Hertz. Ford Credit provides vehicle-related financing, leasing, and insurance. Hertz rents cars, light trucks and industrial and construction equipment.

     Segment selection is based upon the organizational structure that we use to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure.

-----------------------------


                       Ford Motor Company and Subsidiaries

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                                   (unaudited)


10.      Segment Information (Continued)

                                     Automotive Sector                  Financial Services Sector a/
                             ----------------------------------     -----------------------------------
                              North     Inter-                       Ford                Elims/              Elims/
                             America   national   Other   Total     Credit     Hertz     Other    Total      Other    Total
                             -------   --------   -----   -----     ------     -----     -----    -----      -----    -----
                                                                                                               b/
FIRST QUARTER 2003
Revenues
 External customer           $22,215   $11,985    $  -    $ 34,200  $  5,470   $ 1,145   $   73   $  6,688   $    -   $40,888
 Intersegment                  1,016       290       -       1,306        79         6       (1)        84   (1,390)        -
Income
 Income/(loss) before
  income taxes                 1,236      (353)   (224)        659       727       (59)      10        678        -     1,337
 Income/(loss) from
  continuing operations                                        496       442       (40)       1        403        -       899
Other Disclosures
 Total assets at March 31                                  112,747   165,752    11,762    4,932    182,446        -   295,193

FIRST QUARTER 2002
Revenues
 External customer           $21,473   $10,401    $297    $ 32,171  $  5,857   $ 1,083   $  350   $  7,290   $    -   $39,461
 Intersegment                    994       258       -       1,252        85         7        4         96   (1,348)        -
Income
 Income/(loss) before
  income taxes                   465      (469)   (366)       (370)      396       (59)       6        343        -       (27)
 Income/(loss) from
  continuing operations                                       (289)      249       (48)       8        209        -       (80)
Other Disclosures
 Total assets at March 31                                   94,417   165,356    10,650    4,931    180,937        -   275,354

- - - - -
a/ Financial Services sector's interest income is recorded as Revenues. b/ Includes intersector transactions occurring in the ordinary course of business.

-----------------------------


                        Report of Independent Accountants




To the Board of Directors and Stockholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of March 31, 2003, and the related consolidated statement of income for each of the three-month periods ended March 31, 2003 and 2002 and the consolidated statement of cash flows for the three-month periods ended March 31, 2003 and 2002. In addition, we have reviewed the accompanying sector balance sheet and the related sector statements of income and cash flows, presented for purposes of additional analysis. The consolidated interim and sector financial statements (collectively, the "financial statements") are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which changed the method for accounting for stock-based employee compensation.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated and sector balance sheets as of December 31, 2002, and the related consolidated statements of income, stockholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated January 17, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated and sector balance sheets as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated and sector balance sheets from which it has been derived.



/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
April 16, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

FIRST QUARTER RESULTS OF OPERATIONS

     Our worldwide earnings were $896 million in the first quarter of 2003, or $0.45 per diluted share of Common and Class B Stock. In the first quarter of 2002, losses were $1,094 million, or $0.61 per share. Results in the first quarter of 2002 included a charge of $1,002 million relating to the impairment of goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. For further discussions regarding SFAS No. 142, see Note 5 of the Notes to our Financial Statements.

     Our worldwide Automotive sales and Financial Services revenues totaled $40.9 billion in the first quarter of 2003, up $1.4 billion from a year ago. Unit sales of cars and trucks were 1,726,000 units, up 51,000 units from a year ago. In the first quarter of 2003, our total corporate market share was 21.2% in the United States, up 0.5 percentage points from the same period a year ago. Our European corporate market share increased to 11.3% in the first quarter of 2003, compared with 11.2% in the first quarter of 2002.

     Results by business sector for the first quarter of 2003 and 2002 are shown below (in millions):

                                                                                 First Quarter Net Income/(Loss)
                                                                           ---------------------------------------
                                                                                                         2003
                                                                                                     Over/(Under)
                                                                              2003        2002*          2002
                                                                           ----------- ------------ --------------
Income/(loss) before income taxes
  Automotive sector                                                         $  659     $  (370)         $1,029
  Financial Services sector                                                    678         343             335
                                                                            ------     -------          ------
     Total Company                                                           1,337         (27)          1,364
 Provision for/(benefit from) income taxes                                     336         (20)            356
 Minority interests in net income/(loss) of subsidiaries                       102          73              29
                                                                            ------     -------          ------
Income/(loss) from continuing operations                                       899         (80)            979
 Income/(loss) from discontinued/held-for-sale operations                       (3)        (12)              9
 Cumulative effect of change in accounting principle                             -      (1,002)          1,002
                                                                            ------     -------          ------
Net income/(loss)                                                           $  896     $(1,094)         $1,990
                                                                            ======     =======          ======

-------------
* Certain amounts were reclassified to conform with current period presentation consistent with the presentation in our 10-K Report. Reclassifications include amounts reported cumulatively in the first half of 2002 related to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, as described in Note 5 of the Notes to our Financial Statements and profits and losses related to discontinued and held-for-sale operations.


Automotive Sector
-----------------

     As discussed in our 10-K Report, beginning with the first quarter of 2003, we are expanding the number of operating segments we present by reporting two segments within our Automotive sector - North America and International.

     The North America Automotive segment primarily includes the sale of Ford, Lincoln and Mercury cars, trucks and service parts in the U.S., Canada and
Mexico, and the associated costs to design, develop, manufacture and service these vehicles and parts. The International Automotive segment primarily includes the sale of Ford brand vehicles and service parts outside of North America and the sale of Premier Automotive Group ("PAG") brand vehicles (i.e., Aston Martin, Jaguar, Land Rover and Volvo) and related service parts throughout the world (including North America), together with the associated costs to design, develop, manufacture and service these vehicles and parts. We are providing separate results for the business units within our International Automotive segment (i.e., Ford-brand Europe, Ford-brand South America, Ford-brand Asia Pacific and PAG).

     Previously, we reported Automotive financial results on a geographic/legal entity basis. The new segment reporting is on a business-unit basis consistent with the way these two new segments are managed. Costs for each segment and business unit within each segment reflect absolute corporate costs, eliminating the effect of transfer prices within the Automotive sector for vehicles, components and product engineering that were previously reported in geographic results. Interest income and expense and results of non-core Automotive businesses are reported in Other Automotive; these were previously included in geographic results.

     This change was made to reflect the evolution of our organizational structure and the recent appointments of Executive Vice Presidents, Jim Padilla and David Thursfield, to lead our North America and International (including
PAG) automotive operations, respectively. The organizational change became operationally effective in the first quarter of this year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

     Worldwide income before income taxes for our Automotive sector was $659 million in the first quarter of 2003 on sales of $34.2 billion compared with losses before income taxes in the first quarter of 2002 of $370 million, on sales of $32.2 billion.

     Details of first quarter Automotive sector results before income taxes are shown below (in millions):

                                                                                  First Quarter Income/(Loss)
                                                                                      Before Income Taxes
                                                                           ------------------------------------------
                                                                                                           2003
                                                                                                       Over/(Under)
                                                                              2003         2002            2002
                                                                           ------------ ------------ ----------------
North America Automotive segment                                            $1,236       $ 465         $  771

International Automotive segment
 - Ford Europe                                                                (249)       (268)            19
 - Ford South America                                                          (31)        (85)            54
 - Ford Asia Pacific                                                           (26)        (39)            13
 - Premier Automotive Group                                                    (88)        (70)           (18)
 - Other International                                                          41          (7)            48
                                                                            ------       -----         ------
    Total International Automotive segment                                    (353)       (469)           116
Other Automotive                                                              (224)       (366)           142
                                                                            ------       -----         ------
    Total Automotive sector                                                 $  659       $(370)        $1,029
                                                                            ======       =====         ======

North America Automotive Segment

     Income before income taxes for our North America Automotive segment was $1.2 billion in the first quarter of 2003 on sales of $22.2 billion. Income before income taxes in the first quarter of 2002 was $465 million on sales of $21.5 billion. Cost reductions, a more favorable vehicle mix and higher market share more than accounted for the improvement. These improvements were partially offset by lower industry volume.

     In the first quarter of 2003, unit sales were 1,023,000 down from 1,030,000 for the same period a year ago. Our U.S. market share for Ford, Lincoln, and Mercury brand vehicles was 20.0% in the first quarter of 2003, up 0.5 percentage points from a year ago, due in part to stronger sales of the Ford Taurus, Ford Focus and Lincoln Navigator models.

International Automotive Segment

     Losses before income taxes for our International Automotive segment were $353 million in the first quarter of 2003 on sales of $12.0 billion. Losses before income taxes in the first quarter of 2002 were $469 million on sales of $10.4 billion.

     Ford Europe. Our Ford Europe business unit consists of the sale of Ford brand vehicles and service parts throughout the 19-market European region, together with the costs associated with the design, development, manufacture and servicing of those vehicles and parts. Losses before income taxes for our Ford Europe business unit were $249 million in the first quarter of 2003 on sales of $5.0 billion. Losses before income taxes in the first quarter of 2002 were $268 million on sales of $4.1 billion. Higher unit sales volume and improved cost performance were largely offset by unfavorable vehicle mix and lower net pricing. European market share for our Ford-brand vehicles improved to 9.2% in the first quarter of 2003, up
     0.2 percentage points from the same period a year ago.

     Ford South America. Our Ford South America business unit consists of the sale of Ford brand vehicles and service parts in South America, principally Brazil, Argentina and Venezuela, together with the costs associated with the design, development, manufacture and servicing of those vehicles and parts. Losses before income taxes for our Ford South America business unit were $31 million in the first quarter of 2003, compared with losses before income taxes of $85 million a year ago. The improvement was primarily due to favorable cost performance, the absence of adverse exchange rate effects and higher market share, partially offset by lower industry volumes. Market share of Ford-brand vehicles sold in Brazil was 10.5% in the first quarter of 2003, up 2.2 percentage points from a year ago, reflecting primarily higher sales of the new Ford Fiesta model.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

     Ford Asia Pacific. Our Ford Asia Pacific business unit consists of the sale of Ford brand vehicles and service parts principally in Australia, Taiwan, Thailand and Japan, together with the costs associated with the design, development, manufacture and servicing of those vehicles and parts. Losses before income taxes for our Ford Asia Pacific business unit were $26 million on sales of $1.3 billion. Losses before income taxes in the first quarter of 2002 were $39 million on sales of $1.0 billion. The improvement reflects primarily higher unit sales volume following the launch of the new Ford Falcon model in Australia. Our market share in Australia improved to 14.2% in the first quarter of 2003, up from 12.9% a year ago, primarily due to the introduction of the new Ford Falcon model.

     Premier Automotive Group. Our PAG business unit consists of the sale of PAG brand vehicles (i.e., Aston Martin, Jaguar, Land Rover and Volvo) and related service parts throughout the world (including North America), together with the associated costs to design, develop, manufacture and service these vehicles and parts. Losses before income taxes for our PAG business unit were $88 million on sales of $5.4 billion. Losses before income taxes in the first quarter of 2002 were $70 million on sales of $4.9 billion. The larger loss in the first quarter of 2003 compared with a year ago reflects primarily the lower level of unit sales for the Jaguar XJ model (a new version of which was in launch phase during the first quarter of 2003), offset partially by improved vehicle mix resulting from the all-new Volvo XC90 and Land Rover Range Rover. U.S. market share was unchanged compared with the same period a year ago at 1.2% and European market share was 2.1%, down 0.1 percentage points from the first quarter of 2002.

     Other International. Other International consists primarily of our share of the results of Mazda Motor Corporation, of which we own 33.4%, and of our Mazda-related joint ventures. Other International had profits of $41 million and losses of $7 million for the first quarter of 2003 and first quarter of 2002, respectively.

Other Automotive

     Other  Automotive,  representing  primarily  interest  income  and  expense
(including realized and unrealized gains and losses on marketable securities), reduced earnings before income taxes by $224 million for the first quarter of 2003. The improvement of $142 million compared with the same period a year ago is due to higher interest income and lower interest expense and the non-recurrence of losses in non-core businesses that have since been disposed.

Financial Services Sector
-------------------------

         Our Financial Services sector consists primarily of two segments, Ford Credit and Hertz. Details of first quarter Financial Services sector income/(loss) before income taxes for the first quarters of 2003 and 2002 are shown below (in millions).

                                                              First Quarter Income/(Loss)
                                                                  Before Income Taxes
                                                       ----------------------------------------
                                                                                      2003
                                                                                   Over/(Under)
                                                         2003           2002          2002
                                                       ----------   -----------   -------------
  Ford Credit                                            $727           $396          $331
  Hertz*                                                  (59)           (59)            -
  Minority interests and other                             10              6             4
                                                         ----           ----           ---
     Total Financial Services sector                     $678           $343          $335
                                                         ====           ====          ====

  ------------
  * The Hertz results include amortization expense related to intangibles at Ford FSG, Inc., Hertz' parent company.

Ford Credit

     Ford Credit's consolidated income before income taxes for the first quarter of 2003 was $727 million, up $331 million from the first quarter of 2002. Compared with 2002, the increase reflected primarily a lower provision for credit losses and the net favorable impact of sales of receivables, offset partially by a lower amount of managed receivables. Credit losses on Ford Credit's owned portfolio were $493 million, down $92 million from the first quarter of 2002, reflecting largely a reduction in the amount of Ford Credit's owned receivables. Managed credit losses were $685 million, about the same as a year ago. On March 31, 2003, credit loss reserves were $3.1 billion or 2.6% of owned receivables, up from 2.18% a year ago. In the first quarter of 2003, the loss-to-receivables ratio (that is, actual net credit losses during a period as a percentage of average outstanding net receivables for that period) for Ford Credit's owned portfolio was 1.61% compared with 1.68% a year ago and 1.92% in the fourth quarter of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

     Sales of receivables reduce Ford Credit's financing revenues in the year the receivables are sold, as well as in future years, compared with what they otherwise would be if Ford Credit continued to own the receivables. These foregone revenues can reduce financing margins and offset any positive impact associated with the gain on sales of receivables. The net impact of securitizations on Ford Credit's revenues and earnings in a given period will vary depending on the amount, type of receivable and timing of securitizations in the current period and the preceding two to three year period, as well as the interest rate environment at the times the finance receivables were originated and securitized. The following table shows the calculations and amounts Ford Credit uses to analyze the pre-tax impact of sales of receivables through securitizations and whole-loan sale transactions for the first quarter of 2003 and 2002, net of the effect of reduced financing margins resulting from the foregone revenue attributable to the sold receivables (in millions):

                                                                                              First Quarter
                                                                                         -----------------------
                                                                                           2003           2002
                                                                                         ----------    ---------
Net gain on sales of receivables                                                         $ 233         $ 213
Servicing fees                                                                             197           158
Interest income from retained securities                                                   210           152
Excess spread and other                                                                    251           115
                                                                                         -----         -----
  Total revenue related to receivables sales                                               891           638
Reduction in financing margin from current-year securitizations*                          (122)         (107)
Reduction in financing margin from prior-year securitizations*                            (783)         (644)
                                                                                         -----         -----
Pre-tax impact of receivables sales                                                      $ (14)        $(113)
                                                                                         =====         =====

------------
* Calculated on a basis using a borrowing cost equal to the actual financing rate paid to securitization investors, which was significantly lower than Ford Credit's average borrowing cost for unsecured debt for the periods presented. If calculated on a basis using Ford Credit's average borrowing cost for unsecured debt, the reduction in financing margin from securitization would be significantly lower and the pre-tax impact of sales of receivables would be significantly higher than the amounts shown.

Hertz

     In the first quarter of 2003, Hertz had losses before income taxes of $59 million, equal to the losses in the first quarter a year ago. The losses reflect the seasonally lower demand in the car and equipment rental businesses during the winter months and the continued impact of economic and geo-political uncertainty on the travel industry.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

     For the Automotive sector, liquidity and capital resources include cash generated from operations, gross cash balances, our ability to raise funds in capital markets and committed credit lines.

     Gross Cash - We consider Automotive gross cash to include cash and cash equivalents, marketable securities and assets contained in a Voluntary Employee Beneficiary Association ("VEBA") trust, which are financial assets available to fund certain future employee benefit obligations in the near term, as summarized below (in billions):

                                                                    2003                         2002
                                                          --------------------------   --------------------------
                                                           March 31     January 1       March 31      January 1
                                                          ------------ -------------   ------------  ------------
   Cash and cash equivalents                              $  7.1        $  5.2          $  8.1        $  4.1
   Marketable securities                                    17.3          17.4            11.4          10.9
                                                          ------        ------          ------        ------
    Total cash and marketable securities                    24.4          22.6            19.5          15.0
   VEBA assets                                               2.2           2.7             2.0           2.7
                                                          ------        ------          ------        ------
      Gross cash                                          $ 26.6        $ 25.3          $ 21.5        $ 17.7
                                                          ======        ======          ======        ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

     In managing our business, we classify changes in gross cash in three categories: operating related (including capital expenditures and capital transactions with the Financial Services sector), acquisitions and divestitures, and financing related. Changes in Automotive gross cash for the first quarter of 2003 and 2002 are summarized below (in billions):

                                                                                                 First Quarter
                                                                                             ----------------------
                                                                                               2003        2002
                                                                                             ----------  ----------
   Gross cash at March 31                                                                     $26.6       $21.5
   Gross cash at January 1                                                                     25.3        17.7
                                                                                              -----       -----
    March 31 over/(under) January 1                                                           $ 1.3       $ 3.8
                                                                                              =====       =====
   Operating related cash flows
    Automotive income/(loss) before income taxes                                              $ 0.7       $(0.4)
    Capital expenditures                                                                       (1.4)       (1.5)
    Depreciation and special tools amortization                                                 1.4         1.2
    Changes in receivables, inventory and trade payables                                       (0.3)       (0.5)
    U.S. pension fund contributions                                                            (1.0)          -
    Capital transactions with Financial Services sector *                                       0.8        (0.7)
    All other                                                                                   0.4         0.8
                                                                                              -----        ----
     Total operating related cash flows before tax refunds                                      0.6        (1.1)
    Tax refunds                                                                                 0.9           -
                                                                                              -----       -----
     Total operating related cash flows                                                         1.5        (1.1)

   Divestitures and asset sales                                                                 0.2         0.3
                                                                                              -----       -----
     Total acquisitions and divestitures                                                        0.2         0.3

   Financing related cash flows
    Convertible preferred securities                                                              -         4.9
    Dividends paid to shareholders                                                             (0.2)       (0.2)
    Net purchase of common stock                                                                  -        (0.1)
    Changes in total Automotive sector debt                                                    (0.2)          -
                                                                                              -----       -----
     Total financing related cash flows                                                        (0.4)        4.6
                                                                                              -----       -----
      Total change in gross cash                                                              $ 1.3       $ 3.8
                                                                                              =====       =====

---------------
*    Reflects   operating   related   cash  flows  (i.e.,   dividends,   capital
     contributions, loans, and loan repayments).

     Shown in the table below is a reconciliation between financial statement cash flows from operating activities before securities trading and operating related cash flows, calculated as shown in the table above, for the first quarter of 2003 and 2002 (in billions):

                                                                                                       First Quarter
                                                                                                ----------------------------
                                                                                                    2003           2002
                                                                                                -------------  -------------
   Cash flows from operating activities before securities trading*                               $ 3.0          $ 2.3
   Items included in operating related cash flow
    Capital transactions with Financial Services sector                                            0.8           (0.7)
    Capital expenditures                                                                          (1.4)          (1.5)
    Net transactions between Automotive and Financial Services sectors**                          (0.3)          (0.4)
    Other, primarily exclusion of cash in-flows from VEBA draw-down                               (0.6)          (0.8)
                                                                                                 -----          -----
      Total reconciling items                                                                     (1.5)          (3.4)
                                                                                                 -----          -----
   Operating related cash flows                                                                  $ 1.5          $(1.1)
                                                                                                 =====          =====

--------------
* As shown in our condensed sector statement of cash flows for the Automotive sector.
** Primarily payables and receivables between the sectors in the normal course of business, as shown in our sector statement of cash flows.

     Capital transactions with the Financial Services sector improved operating related cash flow by $800 million in the first quarter of 2003, compared to a $700 million reduction in cash flow in the first quarter of 2002 related to a capital contribution to Ford Credit. In addition, $200 million of dividends from the Financial Services sector in the first quarter of 2003 have been recorded as divestitures and asset sales as a result of the completion of the sale by Ford Credit of its Axus vehicle fleet leasing unit.

     Debt and Net Cash - At March 31, 2003, our Automotive sector had total debt of $14.0 billion, down $200 million from December 31, 2002. At March 31, 2003, our Automotive sector had net cash (defined as gross cash less total debt) of $12.6 billion, compared with $11.1 billion at December 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

Financial Services Sector
-------------------------

Ford Credit

     Debt and Cash - Ford Credit's total debt was $137.3 billion at March 31, 2003, down $3.0 billion compared with December 31, 2002. Ford Credit's outstanding commercial paper at March 31, 2003 totaled $7.8 billion. At March 31, 2003, the average remaining maturity of Ford Credit's commercial paper in North America and Europe was 31 days. At March 31, 2003, Ford Credit had cash and cash equivalents of $11.7 billion. In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs. This excess funding is referred to as "overborrowings." Of the $11.7 billion of cash and cash equivalents, $10.2 billion represented overborrowings, while the remaining $1.5 billion was employed in operating activities.

     Funding - During the first quarter of 2003, Ford Credit's long-term debt proceeds totaled $3.7 billion, and total securitization funding proceeds were $9.0 billion.

     Leverage - At March 31, 2003, Ford Credit's financial statement leverage (debt-to-equity ratio) was 10.4 to 1. Ford Credit's managed leverage was 12.8 to
1. The following table illustrates the calculation of Ford Credit's financial statement leverage (debt and stockholder's equity in billions):

                                                                    March 31,                      December 31,

                                                                 ---------------------  ----------------------------------------
                                                                  2003       2002        2002       2001      2000       1999
                                                                  ----       ----        ----       ----      ----       ----
      Total debt                                                 $137.3     $137.4      $140.3     $145.8    $145.6     $132.1
      Total stockholder's equity                                   13.2       13.1        13.6       12.0      12.2       10.9
      Debt-to-equity ratio (to 1)                                  10.4       10.5        10.3       12.2      11.9       12.1

     The following table illustrates the calculation of Ford Credit's managed leverage (debt and stockholder's equity in billions):


                                                                March 31,                     December 31,
                                                            ---------------------  ----------------------------------------
                                                              2003      2002         2002      2001       2000       1999
                                                              ----      ----         ----      ----       ----       ----
Total debt                                                  $137.3    $137.4       $140.3    $145.8     $145.6     $132.1
Total securitized receivables outstanding                     73.3      66.0         71.4      58.7       28.4       19.5
Retained interest in securitized receivables                 (18.1)     (9.6)       (17.6)    (12.5)      (3.7)      (3.5)
Adjustments for cash and cash equivalents                    (11.7)     (7.6)        (6.8)     (2.9)      (1.1)      (0.9)
Adjustments for SFAS No. 133                                  (6.1)     (1.6)        (6.2)     (2.1)        --         --
                                                            ------    ------       ------    ------     ------     ------
  Adjusted debt                                             $174.7    $184.6       $181.1    $187.0     $169.2     $147.2
                                                            ======    ======       ======    ======     ======     ======

Total stockholder's equity                                  $ 13.2    $ 13.1       $ 13.6    $ 12.0     $ 12.2     $ 10.9
Adjustment for SFAS No. 133                                    0.5       0.4          0.5       0.6         --         --
Adjustment for minority interest                                 *         *            *         *          *        0.4
                                                            ------    ------       ------    ------     ------     ------
  Adjusted equity                                           $ 13.7    $ 13.5       $ 14.1    $ 12.6     $ 12.2     $ 11.3
                                                            ======    ======       ======    ======     ======     ======

Managed debt-to-equity ratio (to 1)                           12.8      13.7         12.8      14.8       13.9       13.0

--------
* Less than $50 million.

     We believe that the use of the managed leverage measure, which is the result of several adjustments to Ford Credit's financial statement leverage, is useful to our investors because it reflects the way Ford Credit manages its business. Ford Credit retains interests in receivables sold in securitization transactions, and, with respect to subordinated retained interests, has credit risk. Accordingly, it considers securitization as an alternative source of funding and evaluates credit losses, receivables and leverage on a managed as well as a financial statement basis. As a result, the managed leverage measure provides our investors with meaningful information regarding management's decision-making processes.

Hertz

     Debt and Cash - Hertz' total debt was $7.2 billion at March 31, 2003, up $200 million from December 31, 2002. Outstanding commercial paper at March 31, 2003 totaled $1.9 billion at Hertz, with an average remaining maturity of 31 days compared with $1.5 billion at December 31, 2002. At March 31, 2003, Hertz had cash and cash equivalents of $238 million, up from $190 million at December 31, 2002.

     During 2002, Hertz launched an asset-backed securitization program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing resources. As of March 31, 2003, $700 million of asset-backed commercial paper was outstanding under this program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

Total Company
-------------

     Stockholders' Equity - Our stockholders' equity was $6.7 billion at March 31, 2003, up $1.1 billion compared with December 31, 2002. The increase reflects primarily net income of $896 million and other comprehensive income of $412 million, less dividends of $183 million. See Note 8 of the Notes to our Financial Statements for further discussion of other comprehensive income.

     Debt Ratings - On March 7, 2003, Standard & Poor's Rating Services ("S&P") affirmed its long-term debt ratings on Ford and Ford Credit at 'BBB', with a negative outlook. It affirmed the short-term debt rating of Ford Credit at A2, with a negative outlook. On April 9, 2003, S&P reaffirmed these ratings.

     On March 7, 2003, Moody's Investors Service affirmed its long-term debt rating on Ford of 'Baa1' and its long- and short-term debt ratings on Ford Credit of 'A3' and 'Prime-2', respectively. Moody's stated that the outlook for the long-term ratings remains negative.

     On April 28, 2003, Fitch, Inc. ("Fitch") affirmed its long-term debt ratings on Ford, Ford Credit and Hertz at 'BBB+' with a negative outlook. Fitch also affirmed the commercial paper ratings for all entities at 'F2' with a negative outlook.


OFF-BALANCE SHEET ARRANGEMENTS

     Special Purpose Entities - At March 31, 2003, the total outstanding principal amount of receivables sold by Ford Credit that was held by securitization trusts was $73.2 billion, up $1.9 billion from December 31, 2002. Ford Credit's retained interests in such sold receivables at March 31, 2003 were $18.1 billion, up from $17.6 billion at December 31, 2002. This increase in retained interests reflected primarily net increased wholesale receivables and new retail securitization transactions.

     Variable Interest Entities - For a discussion of variable interest entities, see Note 6 of the Notes to our Financial Statements.


OUTLOOK

     We previously communicated 2003 planning assumptions for industry vehicle unit volumes in the U.S. and Europe of 16.5 million units and 17.0 million units, respectively. We remain comfortable with the assumption of 16.5 million units in the U.S., but are changing our assumption for Europe to 16.5 million units.

     We project our North American vehicle production for the second quarter of 2003 to be 990,000 units, which would represent a reduction of 42,000 units from the first quarter of 2003. This reduction is largely explained by lower production of the Ford F-150 model due to the changeover in the second quarter to the all-new version of that model at our Norfolk and Kansas City plants. Lower production of this profitable model also will result in a less favorable mix of vehicles produced in the second quarter.

     In April 2003, marketing incentive levels increased compared with first quarter 2003 levels due to competitive actions in the industry. We expect marketing incentives to remain high for the balance of the second quarter and perhaps beyond. This will put at risk our 2003 planning assumptions of zero net pricing for Ford, Lincoln and Mercury brand vehicles sold in the United States and 1.0% net pricing for Ford-brand vehicles sold in Europe. The net pricing metric measures the combined effect of changes in vehicle wholesale prices and marketing incentives, while excluding the effects of changes in unit sales volumes, product mix, and foreign currency exchange rates.

     We expect to continue to accelerate our cost reduction efforts for the remainder of the year and thereby mitigate the effect of any risk to our net pricing assumptions for 2003.

     Ford Credit's first quarter 2003 results reflected, in part, an acceleration of planned sales of receivables to take advantage of favorable market conditions. We expect net gains on sales of receivables will be lower in the second quarter of 2003.

     Based on the foregoing expectations and projections, we expect our earnings in the second quarter of 2003 to be about $0.10 per share, which would result in first half 2003 earnings of about $0.55 per share. Given the patterns of the Ford F-150 production and the sales of receivables in the first and second quarters, it is appropriate to view earnings for the first and second quarters of 2003 in total. We continue to expect our full-year 2003 earnings to be about $0.70 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------


RISK FACTORS

     Statements included or incorporated by reference herein may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

o greater price competition in the U.S. and Europe resulting from currency fluctuations, industry overcapacity or other factors;
o a significant decline in industry sales, particularly in the U.S. or Europe, resulting from slowing economic growth, geo-political events or other factors;
o    lower-than-anticipated market acceptance of new or existing products;
o work stoppages at key Ford or supplier facilities or other interruptions of supplies;
o the discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
o increased safety, emissions, fuel economy or other regulation resulting in higher costs and/or sales restrictions;
o unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;
o worse-than-assumed economic and demographic experience for our post retirement benefit plans (e.g., investment returns, interest rates, health care cost trends, benefit improvements);
o    currency or commodity price fluctuations;
o    a market shift from truck sales in the U.S.;
o    economic difficulties in South America or Asia;
o    reduced availability of or higher prices for fuel;
o    labor or other constraints on our ability to restructure our business;
o a change in our requirements under long-term supply arrangements under which we are obligated to purchase minimum quantities or pay minimum amounts;
o    a further credit rating downgrade;
o inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts;
o    higher-than-expected credit losses;
o    lower-than-anticipated residual values for leased vehicles;
o increased price competition in the rental car industry and/or a general decline in business or leisure travel due to terrorist attacks, acts of war or measures taken by governments in response thereto that negatively affect the travel industry; and
o    our inability to implement the Revitalization Plan.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risks
--------------------------------------------------------------------

     Except for the following discussion of Interest Rate Risk, there is no material change in the information reported under Item 7A of the 10-K Report.

Interest Rate Risk
------------------

     Interest rate risk relates to the gain or loss we could incur to our investment portfolio in the event of a change in interest rates. At March 31, 2003, we had $26.6 billion in gross cash, which we invest in securities of various types and maturities. Many of these securities are interest sensitive. These securities are generally classified as Trading or Available for Sale. The Trading portfolio gains and losses (unrealized and realized) are reported in the income statement. The Available for Sale portfolio realized gains or losses are reported in the income statement, and unrealized gains and losses are reported in the Consolidated Statement of Stockholders' Equity in other comprehensive income. The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investment.

     At any time, a rise in interest rates could have a material adverse impact on the fair value of our Trading and our Available for Sale portfolios. As of March 31, 2003, the value of our Trading portfolio was $17.8 billion (including assets contained in a VEBA trust), the value of our Available for Sale portfolio was $1.7 billion, and the value of our cash and cash equivalents was $7.1 billion.

     Assuming a hypothetical, instantaneous increase in interest rates of one percentage point, the value of our Trading and Available for Sale portfolios would be reduced by $178 million and $29 million, respectively. While this is our best estimate of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes are rarely instantaneous or parallel.

Item 4.  Controls and Procedures
--------------------------------

     Evaluation of disclosure controls and procedures. William Clay Ford, Jr., our Chief Executive Officer, and Allan D. Gilmour, our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the date of this report and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and regulations.

     Changes in internal controls. No significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, were made as a result of the evaluation.



                           Part II. Other Information


Item 1.  Legal Proceedings
--------------------------

Class Actions
-------------

     F-150 Radiator Class Actions. (Previously discussed on pages 31 and 32 of the 10-K Report.) The case filed in South Carolina has been remanded to state court. The dismissal of the New York case has been affirmed by the appellate court.

     Crown Victoria Police Interceptor Class Actions. (Previously discussed on page 32 of the 10-K Report). One additional purported class action relating to non-police Ford Crown Victoria vehicles has been filed against us in California, involving allegations and demands for relief similar to those described under this caption in the 10-K Report.

     Fifteen-Passenger Van Class Actions. (Previously discussed on page 33 of the 10-K Report). The two cases in Texas have been remanded to state court. On April 23, 2003, we received a summons and complaint in a third case, filed in state court in Arkansas, involving allegations and demands for relief similar to those described under this caption in the 10-K Report.

-------------------------

Other Matters
-------------

     Rouge Powerhouse Insurance Litigation. (Previously discussed on pages 33 and 34 of the 10-K Report). The decision of the arbitration panel was issued on March 5, 2003. The panel's ruling included an award amount in favor of Factory Mutual Insurance Company that was substantially less than the $340 million claimed. This resolves the insurance subrogation litigation resulting from the 1999 Rouge Powerhouse explosion.

     Antitrust Class Actions. (Previously discussed on page 34 of the 10-K Report). A total of 14 cases have been served in federal courts in California (three cases), Illinois, Florida, Massachusetts (three cases), New Jersey, and New York (five cases), and a total of 13 cases have been served in state courts in California (ten cases), New Mexico, New York and Tennessee. Each of these cases involves allegations and demands for relief similar to those described under this caption in the 10-K Report.


Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

     During the first quarter of 2003, we issued a total of 1,386,887 shares of our common stock under the 1998 Long-Term Incentive Plan to certain directors, officers and other employees as part of their total compensation package, including the consulting agreement between us and Mr. Edsel B. Ford II, a director of the Company, and the employment agreement between us and Mr. Carl E. Reichardt, an officer and director of the Company. Such shares were not registered pursuant to the Securities Act of 1933, as amended, in reliance on
Section 4(2) thereof.


Item 5.  Other Information
--------------------------

Governmental Standards
----------------------

Mobile Source Emissions Control--U.S. Requirements
--------------------------------------------------

     In April 2003, the California Air Resources Board voted to adopt significant changes to the ZEV mandate as anticipated. These changes shift the near-term focus of the regulation away from battery-electric vehicles to advanced-technology vehicles (e.g., hybrid electric vehicles or compressed natural gas vehicles) with extremely low--but not zero--tailpipe emissions. In addition, the rules call on the industry to ramp up production of zero-emission fuel cell vehicles over the longer term. In the aggregate, the industry must produce 250 zero-emission fuel cell vehicles by the 2008 model year, and 2,500 more in the 2009-2011 model year period. A panel of independent experts will review the feasibility of these requirements in 2006. While the changes appear to reflect a welcome recognition that battery-electric vehicles simply do not have the potential to achieve widespread customer acceptance, there are substantial questions about the feasibility of producing the required number of fuel-cell vehicles due to the substantial engineering challenges and high costs associated with this technology.


Motor Vehicle Fuel Economy--U.S. Requirements
---------------------------------------------

     In April 2003, the National Highway Traffic Safety Administration (the "Safety Administration") issued a final rule increasing the corporate average fuel economy ("CAFE") standard for light trucks to 21.0 mpg for model year 2005;
21.6 mpg for model year 2006; and 22.2 mpg for model year 2007. The Safety Administration is preparing to start a new rulemaking process to increase CAFE standards for passenger cars. It is also expected to seek public comment on the possibility of changing the framework of the light truck CAFE standards, possibly by creating a new truck classification scheme. There are a number of CAFE-related bills under consideration in Congress, and there is some potential for new legislation that overtakes the regulatory process and establishes new standards by statute.

End-of-Life Vehicle Directive
-----------------------------

         One additional country, Luxemburg, has adopted legislation implementing the European Parliament's end-of-life vehicle directive (the "ELV Directive"). On April 16, 2003, ten countries signed an accession agreement with the European Union to become new members of the European Union on May 1, 2004. Of those states, only Slovenia has implemented the ELV Directive and the others are expected to implement the ELV Directive during 2003 or 2004.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

     Please refer to the Exhibit Index on Page 29.

(b)  Reports on Form 8-K
     -------------------

     The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003:

     Current Report on Form 8-K dated January 3, 2003 included information relating to U.S. retail sales of Ford vehicles in December 2002.

     Current Report on Form 8-K dated January 10, 2003 included information relating to Ford's 2003 financial milestones.

     Current Report on Form 8-K dated January 21, 2003 included information relating to Ford's fourth quarter 2002 and full year 2002 financial results.

     Current Report on Form 8-K dated February 3, 2003 included information relating to U.S. retail sales of Ford vehicles in January 2003.

     Current Report on Form 8-K dated March 3, 2003 included information relating to U.S. retail sales of Ford vehicles in February 2003.

     Current Report on Form 8-K dated March 13, 2003 included information relating to Ford's second quarter 2003 North American production plan.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FORD MOTOR COMPANY
                                   -----------------------------
                                         (Registrant)




Date:  May 8, 2003             By:
     ---------------                  /s/Don R. Leclair
                                   -----------------------------
                                      Don R. Leclair
                                      Vice President and Controller
                                      (principal accounting officer)

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 7, 2003
           -----------



     By /s/William Clay Ford, Jr.
        ----------------------------
         William Clay Ford, Jr.
         Chairman of the Board and
            Chief Executive Officer

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  Presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: May 7, 2003
          ----------------



     By  /s/Allan D. Gilmour
        ----------------------------
         Allan D. Gilmour
         Vice Chairman and
            Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

  Designation                            Description                                   Method of Filing
--------------------    --------------------------------------------------------- -----------------------------
  Exhibit 10            Agreement between Ford Motor Company and John M.             Filed with this Report
                        Rintamaki dated February 28, 2003

  Exhibit 12            Ford Motor Company and Subsidiaries Calculation              Filed with this Report
                        of Ratio of Earnings to Combined Fixed Charges
                        and Preferred Stock Dividends

  Exhibit 15            Letter of PricewaterhouseCoopers LLP, Independent            Filed with this Report
                        Accountants, dated May 7, 2003, relating to
                        Financial Information

  Exhibit 99.1          CEO Certification Pursuant to Section 906 of the             Filed with this Report
                        Sarbanes-Oxley Act of 2002

  Exhibit 99.2          CFO Certification Pursuant to Section 906 of the             Filed with this Report
                        Sarbanes-Oxley Act of 2002