Form 10-Q
period 2003-06-30
FORD MOTOR CO
filed 2003-08-01
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q






(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003 OR
                                                          -------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 For the transition period from          to
                                                         --------    --------


                          Commission file number 1-3950


                               FORD MOTOR COMPANY
                               ------------------
             (Exact name of registrant as specified in its charter)


         Incorporated in Delaware                38-0549190
     ---------------------------------      --------------------
      (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)        Identification Number)


 One American Road, Dearborn, Michigan                       48126
 --------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)


        Registrant's telephone number, including area code: 313-322-3000
                                                            ------------

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X|. No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 29, 2003, the Registrant had outstanding 1,761,117,906 shares
            -------------                                 -------------
of Common Stock and 70,852,076 shares of Class B Stock.
                    ----------














               Exhibit index located on sequential page number 34

Item 1.  Financial Statements
-----------------------------

                       Ford Motor Company and Subsidiaries
                           SECTOR STATEMENT OF INCOME
                           --------------------------
                  For the Periods Ended June 30, 2003 and 2002
                     (in millions, except per share amounts)

                                                                                     Second Quarter               First Half
                                                                              -------------------------  --------------------------
                                                                                  2003          2002          2003          2002
                                                                              ------------- -----------  ------------ -------------
                                                                                      (unaudited)                 (unaudited)
       AUTOMOTIVE

       Sales                                                                      $34,182       $35,197       $68,382       $67,368
       Costs and expenses (Note 3)
       Cost of sales                                                               31,684        32,245        62,768        62,168
       Selling, administrative and other expenses                                   2,472         2,365         4,785         4,673
                                                                                  -------       -------       -------       -------
         Total costs and expenses                                                  34,156        34,610        67,553        66,841
                                                                                  -------       -------       -------       -------
       Operating income/(loss)                                                         26           587           829           527

       Interest income                                                                134           171           282           283
       Interest expense                                                               229           336           542           697
                                                                                  -------       -------       -------       -------
         Net interest income/(expense)                                                (95)         (165)         (260)         (414)
       Equity in net income/(loss) of affiliated companies                             72           (19)           93           (80)
                                                                                  -------       -------       -------       -------
       Income/(loss) before income taxes - Automotive                                   3           403           662            33


       FINANCIAL SERVICES
       Revenues                                                                     6,488         7,010        13,176        14,300

       Costs and expenses
       Interest expense                                                             1,598         1,885         3,242         3,873
       Depreciation                                                                 2,277         2,540         4,844         5,101
       Operating and other expenses                                                 1,219         1,214         2,425         2,652
       Provision for credit and insurance losses                                      679           771         1,272         1,731
                                                                                  -------       -------       -------       -------
         Total costs and expenses                                                   5,773         6,410        11,783        13,357
                                                                                  -------       -------       -------       -------

       Income/(loss) before income taxes - Financial Services                         715           600         1,393           943
                                                                                  -------       -------       -------       -------

       TOTAL COMPANY
       Income/(loss) before income taxes                                              718         1,003         2,055           976
       Provision for/(benefit from) income taxes                                      195           289           531           269
                                                                                  -------       -------       -------       -------
       Income/(loss) before minority interests                                        523           714         1,524           707
       Minority interests in net income/(loss) of subsidiaries                         98            95           200           168
                                                                                  -------       -------       -------       -------
       Income/(loss) from continuing operations                                       425           619         1,324           539
       Income/(loss) from discontinued/held-for-sale operations                        (3)           (9)           (6)          (21)
       Loss on disposal of discontinued/held-for-sale operations                       (5)          (40)           (5)          (40)
       Cumulative effect of change in accounting principle                              -             -             -        (1,002)
                                                                                  -------       -------       -------       -------
       Net income/(loss)                                                          $   417       $   570       $ 1,313       $  (524)
                                                                                  =======       =======       =======       =======
       Income/(loss) attributable to Common and Class B Stock
        after Preferred Stock dividends                                           $   417       $   567       $ 1,313       $  (531)
       Average number of shares of Common and Class B
        Stock outstanding                                                           1,832         1,813         1,832         1,810
       AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Notes 4 and 10)
       Basic income/(loss)
            Income/(loss) from continuing operations                              $  0.23       $  0.34       $  0.72       $  0.29
            Income/(loss) from discontinued/held-for-sale operations                    -         (0.01)            -         (0.01)
            Loss on disposal of discontinued/held-for-sale operations                   -         (0.02)            -         (0.02)
            Cumulative effect of change in accounting principle                         -             -             -         (0.55)
                                                                                  -------       -------       -------       -------
            Net income/(loss)                                                     $  0.23       $  0.31       $  0.72       $ (0.29)
       Diluted income/(loss)
            Income/(loss) from continuing operations                              $  0.22       $  0.31       $  0.67       $  0.29
            Income/(loss) from discontinued/held-for-sale operations                    -             -             -         (0.01)
            Loss on disposal of discontinued/held-for-sale operations                   -         (0.02)            -         (0.02)
            Cumulative effect of change in accounting principle                         -             -             -         (0.55)
                                                                                  -------       -------       -------       -------
            Net income/(loss)                                                     $  0.22       $  0.29       $  0.67       $ (0.29)

       Cash dividends                                                             $  0.10       $  0.10       $  0.20       $  0.20

The accompanying notes are part of the financial statements.

-----------------------------

                       Ford Motor Company and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                  For the Periods Ended June 30, 2003 and 2002
                     (in millions, except per share amounts)

                                                                                     Second Quarter               First Half
                                                                              -------------------------  --------------------------
                                                                                  2003          2002          2003          2002
                                                                              ------------- -----------  ------------ -------------
                                                                                      (unaudited)                 (unaudited)
Sales and revenues
Automotive sales                                                                  $34,182       $35,197       $68,382       $67,368
Financial Services revenue                                                          6,488         7,010        13,176        14,300
                                                                                  -------       -------       -------       -------
  Total sales and revenues                                                         40,670        42,207        81,558        81,668

Automotive interest income                                                            134           171           282           283

Costs and expenses
Cost of sales                                                                      31,684        32,245        62,768        62,168
Selling, administrative and other expenses                                          5,968         6,119        12,054        12,426
Interest expense                                                                    1,827         2,221         3,784         4,570
Provision for credit and insurance losses                                             679           771         1,272         1,731
                                                                                  -------       -------       -------        ------
  Total costs and expenses                                                         40,158        41,356        79,878        80,895
Automotive equity in net income/(loss) of affiliated companies                         72           (19)           93           (80)
                                                                                  -------       -------       -------        ------
Income/(loss) before income taxes                                                     718         1,003         2,055           976
Provision for/(benefit from) income taxes                                             195           289           531           269
                                                                                  -------        ------       -------       -------
Income/(loss) before minority interests                                               523           714         1,524           707
Minority interests in net income/(loss) of subsidiaries                                98            95           200           168
                                                                                  -------        ------       -------       -------
Income/(loss) from continuing operations                                              425           619         1,324           539
Income/(loss) from discontinued/held-for-sale operations                               (3)           (9)           (6)          (21)
Loss on disposal of discontinued/held-for-sale operations                              (5)          (40)           (5)          (40)
Cumulative effect of change in accounting principle                                     -             -             -        (1,002)
                                                                                  -------       -------       -------       -------
Net income/(loss)                                                                 $   417       $   570       $ 1,313       $  (524)
                                                                                  =======       =======       =======       =======

Income/(loss) attributable to Common and Class B Stock
 after Preferred Stock dividends                                                  $   417       $   567       $ 1,313       $  (531)

Average number of shares of Common and Class B
 Stock outstanding                                                                  1,832         1,813         1,832         1,810

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK
Basic income/(loss)
     Income/(loss) from continuing operations                                     $  0.23       $  0.34       $  0.72       $  0.29
     Income/(loss) from discontinued/held-for-sale operations                           -         (0.01)            -         (0.01)
     Loss on disposal of discontinued/held-for-sale operations                          -         (0.02)            -         (0.02)
     Cumulative effect of change in accounting principle                                -             -             -         (0.55)
                                                                                  -------       -------       -------       -------
     Net income/(loss)                                                            $  0.23       $  0.31       $  0.72       $ (0.29)
Diluted income/(loss)
     Income/(loss) from continuing operations                                     $  0.22       $  0.31       $  0.67       $  0.29
     Income/(loss) from discontinued/held-for-sale operations                           -             -             -         (0.01)
     Loss on disposal of discontinued/held-for-sale operations                          -         (0.02)            -         (0.02)
     Cumulative effect of change in accounting principle                                -             -             -         (0.55)
                                                                                  -------       -------       -------       -------
     Net income/(loss)                                                            $  0.22       $  0.29       $  0.67       $ (0.29)

Cash dividends                                                                    $  0.10       $  0.10       $  0.20       $  0.20

The accompanying notes are part of the financial statements.

-----------------------------

                       Ford Motor Company and Subsidiaries
                              SECTOR BALANCE SHEET
                              --------------------
                                  (in millions)

                                                                                                      June 30,         December 31,
                                                                                                        2003              2002
                                                                                                    --------------    --------------
                                                                                                     (unaudited)
ASSETS
Automotive
Cash and cash equivalents                                                                           $  7,486            $  5,180
Marketable securities                                                                                 14,992              17,464
Loaned securities (Note 5)                                                                             4,647                   -
                                                                                                    --------            --------
   Total cash, marketable and loaned securities                                                       27,125              22,644

Receivables                                                                                            2,438               2,065
Inventories (Note 7)                                                                                   8,448               6,980
Deferred income taxes                                                                                  3,188               3,462
Other current assets                                                                                   6,316               4,551
Current receivable from Financial Services                                                             1,329               1,062
                                                                                                    --------            --------
   Total current assets                                                                               48,844              40,764

Equity in net assets of affiliated companies                                                           2,558               2,470
Net property                                                                                          38,054              36,364
Deferred income taxes                                                                                 12,112              11,694
Goodwill (Note 8)                                                                                      5,094               4,805
Other intangible assets (Note 8)                                                                         830                 812
Assets of discontinued/held-for-sale operations                                                            -                  98
Other assets                                                                                          11,240              10,783
                                                                                                    --------            --------
   Total Automotive assets                                                                           118,732             107,790

Financial Services
Cash and cash equivalents                                                                             10,198               7,070
Investments in securities                                                                                692                 807
Finance receivables, net                                                                             109,319              97,030
Net investment in operating leases                                                                    36,273              40,055
Retained interest in sold receivables                                                                 14,530              17,618
Goodwill (Note 8)                                                                                        762                 752
Other intangible assets (Note 8)                                                                         244                 248
Assets of discontinued/held-for-sale operations                                                            -               2,406
Other assets                                                                                          16,768              16,643
Receivable from Automotive                                                                             4,273               4,803
                                                                                                    --------            --------
   Total Financial Services assets                                                                   193,059             187,432
                                                                                                    --------            --------
   Total assets                                                                                     $311,791            $295,222
                                                                                                    ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                                      $ 15,885            $ 14,606
Other payables                                                                                         3,326               2,485
Accrued liabilities                                                                                   31,509              27,644
Debt payable within one year                                                                             479                 557
                                                                                                    --------            --------
   Total current liabilities                                                                          51,199              45,292

Long-term debt                                                                                        14,001              13,607
Other liabilities                                                                                     49,252              46,886
Deferred income taxes                                                                                    177                 303
Liabilities of discontinued/held-for-sale operations                                                      27                 138
Payable to Financial Services                                                                          4,273               4,803
                                                                                                    --------            --------
   Total Automotive liabilities                                                                      118,929             111,029

Financial Services
Payables                                                                                               2,621               1,890
Debt                                                                                                 154,958             148,058
Deferred income taxes                                                                                 11,623              11,644
Other liabilities and deferred income                                                                  8,578               9,448
Liabilities of discontinued/held-for-sale operations                                                       -                 831
Payable to Automotive                                                                                  1,329               1,062
                                                                                                    --------            --------
   Total Financial Services liabilities                                                              179,109             172,933

Company-obligated mandatorily redeemable preferred securities of subsidiary
 trusts holding solely junior subordinated debentures of the Company                                   5,669               5,670

Stockholders' equity
Capital stock
 Common Stock, par value $0.01 per share (1,837 million shares issued)                                    18                  18
 Class B Stock, par value $0.01 per share (71 million shares issued)                                       1                   1
Capital in excess of par value of stock                                                                5,396               5,420
Accumulated other comprehensive income/(loss) (Note 11)                                               (5,065)             (6,531)
Treasury stock                                                                                        (1,872)             (1,977)
Earnings retained for use in business                                                                  9,606               8,659
                                                                                                    --------            --------
       Total stockholders' equity                                                                      8,084               5,590
                                                                                                    --------            --------
   Total liabilities and stockholders' equity                                                       $311,791            $295,222
                                                                                                    ========            ========

The accompanying notes are part of the financial statements.

-----------------------------

                       Ford Motor Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (in millions)

                                                                                                    June 30,         December 31,
                                                                                                      2003               2002
                                                                                                  ---------------   ---------------
                                                                                                    (unaudited)
      ASSETS
      Cash and cash equivalents                                                                    $ 17,684           $ 12,250
      Marketable securities                                                                          15,684             18,271
      Loaned securities                                                                               4,647                  -
      Receivables                                                                                     2,438              2,065
      Finance receivables, net                                                                      109,319             97,030
      Net investment in operating leases                                                             36,273             40,055
      Retained interest in sold receivables                                                          14,530             17,618
      Inventories                                                                                     8,448              6,980
      Equity in net assets of affiliated companies                                                    3,596              3,569
      Net property                                                                                   39,634             37,935
      Deferred income taxes                                                                          15,320             15,213
      Goodwill                                                                                        5,856              5,557
      Other intangible assets                                                                         1,074              1,060
      Assets of discontinued/held-for-sale operations                                                     -              2,504
      Other assets                                                                                   31,686             29,250
                                                                                                   --------           --------
        Total assets                                                                               $306,189           $289,357
                                                                                                   ========           ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Payables                                                                                     $ 21,832           $ 18,981
      Accrued liabilities                                                                            29,117             25,088
      Debt                                                                                          169,438            162,222
      Other liabilities and deferred income                                                          57,547             56,276
      Deferred income taxes                                                                          14,475             14,561
      Liabilities of discontinued/held-for-sale operations                                               27                969
                                                                                                   --------           --------
        Total liabilities                                                                           292,436            278,097

      Company-obligated mandatorily redeemable preferred
       securities of subsidiary trusts holding solely
       junior subordinated debentures of the Company                                                  5,669              5,670

      Stockholders' equity
      Capital stock
       Common Stock, par value $0.01 per share (1,837 million shares issued)                             18                 18
       Class B Stock, par value $0.01 per share (71 million shares issued)                                1                  1
      Capital in excess of par value of stock                                                         5,396              5,420
      Accumulated other comprehensive income/(loss)                                                  (5,065)            (6,531)
      Treasury stock                                                                                 (1,872)            (1,977)
      Earnings retained for use in business                                                           9,606              8,659
                                                                                                   --------           --------
         Total stockholders' equity                                                                   8,084              5,590
                                                                                                   --------           --------
         Total liabilities and stockholders' equity                                                $306,189           $289,357
                                                                                                   ========           ========

      The accompanying notes are part of the financial statements.

-----------------------------

                       Ford Motor Company and Subsidiaries
                    CONDENSED SECTOR STATEMENT OF CASH FLOWS
                    ----------------------------------------
                  For the Periods Ended June 30, 2003 and 2002
                                  (in millions)

                                                                                First Half 2003              First Half 2002
                                                                          ---------------------------- -----------------------------
                                                                                          Financial                    Financial
                                                                           Automotive     Services      Automotive      Services
                                                                          ------------ --------------- ------------- ---------------
                                                                                (unaudited)                   (unaudited)


Cash and cash equivalents at January 1                                      $ 5,180      $  7,070        $ 4,064      $  3,133

Cash flows from operating activities before
 securities trading                                                           5,748         8,444          8,096         8,082
Net sales/(purchases) of trading securities                                      10          (380)        (3,766)          (60)
                                                                            -------      --------        -------      --------
   Net cash flows from operating activities                                   5,758         8,064          4,330         8,022

Cash flows from investing activities
 Capital expenditures                                                        (3,415)         (118)        (2,936)         (300)
 Acquisitions of receivables and lease investments                                -       (28,962)             -       (44,454)
 Collections of receivables and lease investments                                 -        18,800              -        27,078
 Net acquisitions of daily rental vehicles                                        -        (1,545)             -        (1,896)
 Purchases of securities                                                     (4,255)         (319)        (1,030)         (320)
 Sales and maturities of securities                                           2,093           376            898           268
 Proceeds from sales of receivables and lease investments                         -        13,573              -        19,430
 Proceeds from sale of businesses                                                77           204              -             -
 Net investing activity with Financial Services                               1,867             -             29             -
 Cash paid for acquisitions                                                       -             -            (22)            -
 Other                                                                          489           (37)           (45)          426
                                                                            -------      --------        -------      --------
   Net cash (used in)/provided by investing activities                       (3,144)        1,972         (3,106)          232

Cash flows from financing activities
 Cash dividends                                                                (366)            -           (369)            -
 Net sales/(purchases) of Common Stock                                           (3)            -             92             -
 Proceeds from mandatorily redeemable convertible
  preferred securities                                                            -             -          4,900             -
 Changes in short-term debt                                                    (119)       (2,342)           (91)       (6,929)
 Proceeds from issuance of other debt                                           825         7,720            265        12,359
 Principal payments on other debt                                              (548)      (12,395)          (691)      (13,965)
 Repayment of debt from discontinued operations                                   -         1,421              -             -
 Net financing activity with Automotive                                           -        (1,867)             -           (29)
 Other                                                                           (5)           48            (14)          478
                                                                            -------      --------        -------      --------
   Net cash (used in)/provided by financing activities                         (216)       (7,415)         4,092        (8,086)

Effect of exchange rate changes on cash                                         175           240             75           249
Net transactions with Automotive/Financial Services                            (267)          267         (1,001)        1,001
                                                                            -------      --------        -------      --------

   Net increase/(decrease) in cash and cash equivalents                       2,306         3,128          4,390         1,418
                                                                            -------      --------        -------      --------

Cash and cash equivalents at June 30                                        $ 7,486      $ 10,198        $ 8,454      $  4,551
                                                                            =======      ========        =======      ========

 The accompanying notes are part of the financial statements.

-----------------------------



                       Ford Motor Company and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                  For the Periods Ended June 30, 2003 and 2002
                                  (in millions)

                                                                                 First Half
                                                                              2003        2002
                                                                           ----------- ----------
                                                                                 (unaudited)
Cash and cash equivalents at January 1                                     $ 12,250      $  7,197

Cash flows from operating activities before
 securities trading                                                          14,192        16,178
Net sales/(purchases) of trading securities                                    (370)       (3,826)
                                                                           --------      --------
   Net cash flows from operating activities                                  13,822        12,352

Cash flows from investing activities
 Capital expenditures                                                        (3,533)       (3,236)
 Acquisitions of receivables and lease investments                          (28,962)      (44,454)
 Collections of receivables and lease investments                            18,800        27,078
 Net acquisitions of daily rental vehicles                                   (1,545)       (1,896)
 Purchases of securities                                                     (4,574)       (1,350)
 Sales and maturities of securities                                           2,469         1,166
 Proceeds from sales of receivables and lease investments                    13,573        19,430
 Proceeds from sale of businesses                                               281             -
 Cash paid for acquisitions                                                       -           (22)
 Other                                                                          452           381
                                                                           --------      --------
   Net cash (used in)/provided by investing activities                       (3,039)       (2,903)

Cash flows from financing activities
 Cash dividends                                                                (366)         (369)
 Net sales/(purchases) of Common Stock                                           (3)           92
 Proceeds from mandatorily redeemable convertible
  preferred securities                                                            -         4,900
 Changes in short-term debt                                                  (2,461)       (7,020)
 Proceeds from issuance of other debt                                         8,545        12,624
 Principal payments on other debt                                           (12,943)      (14,656)
 Repayment of debt from discontinued operations                               1,421             -
 Other                                                                           43           464
                                                                           --------      --------
   Net cash (used in)/provided by financing activities                       (5,764)       (3,965)

Effect of exchange rate changes on cash                                         415           324
                                                                           --------      --------


   Net increase/(decrease) in cash and cash equivalents                       5,434         5,808
                                                                           --------      --------

Cash and cash equivalents at June 30                                       $ 17,684      $ 13,005
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

-----------------------------

                       Ford Motor Company and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management fairly present in all material respects the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries for the periods and at the dates presented. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 (the "10-K Report"). For purposes of this report, "Ford", the "Company", "we", "our", "us" or similar references means Ford Motor Company and its consolidated subsidiaries unless the context requires otherwise. Certain amounts for prior periods were reclassified to conform with current period presentation consistent with the presentation in the 10-K Report. Reclassifications include profits and losses related to discontinued and held-for-sale operations.

2. New Accounting Standard - In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes how an issuer classifies and measures certain financial instruments that have characteristics of both liabilities and equity. The statement requires that an issuer classify financial instruments that are within its scope as a liability. Previously, many of these instruments were classified as equity. SFAS No. 150 is effective immediately for qualifying financial instruments issued after May 31, 2003 and is effective for existing issuances in the third quarter 2003. We are adopting SFAS No. 150 as it becomes effective. We expect to reclassify the trust preferred securities of Ford Motor Company Capital Trust I ($669 million at June 30, 2003), which are presently reported in the mezzanine section of the balance sheet.

3. Selected Automotive Costs and Expenses are summarized as follows (in millions):

                                                                  Second Quarter             First Half
                                                              -----------------------    ----------------------
                                                                 2003          2002         2003         2002
                                                              ----------    ---------    ---------    ---------
     Depreciation                                                $644          $631        $1,337       $1,219
     Amortization of special tools                                667           651         1,352        1,223
     Postretirement expense                                       790           572         1,588        1,060

4. Accounting Policy - Stock-based Compensation - During the first quarter of 2003, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation, effective as of January 1, 2003. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, stock-based employee compensation expense recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards from its original effective date. Results of prior years have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all outstanding and unvested stock option awards in each period (in millions):

                                                                            Second Quarter              First Half
                                                                       -------------------------  ------------------------
                                                                         2003          2002         2003        2002
                                                                       ------------  -----------  ----------- ------------
     Net income/(loss) attributable to Common
      and Class B Stock, as reported                                   $  417        $  567       $1,313      $ (531)
     Add: Employee stock option expense included in
       reported net income, net of related tax effects                     28             -           55            -
     Deduct: Total employee stock option expense
       determined under fair value method for all
       awards, net of related tax effects                                 (28)          (41)         (55)        (70)
                                                                       ------        ------       ------      ------
     Pro forma net income/(loss)                                       $  417        $  526       $1,313      $ (601)
                                                                       ======        ======       ======      ======

     Earnings per share:
       Basic - as reported                                             $ 0.23        $ 0.31       $ 0.72      $(0.29)
       Basic - pro forma                                               $ 0.23        $ 0.29       $ 0.72      $(0.33)

       Diluted - as reported                                           $ 0.22        $ 0.29       $ 0.67      $(0.29)
       Diluted - pro forma                                             $ 0.22        $ 0.27       $ 0.67      $(0.33)

-----------------------------

                       Ford Motor Company and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

5. Loaned Securities - We loan certain securities from our portfolio to other institutions. Such securities are classified as Loaned securities on the Balance Sheet. Collateral for the loaned securities, consisting of cash or other securities, is required to be maintained at a rate of 102% of the market value of a loaned security. Cash collateral received is recorded as an asset in Other current assets, offset by an obligation to return the collateral in Other payables. Income received from loaning securities is recorded as Interest income.

6. FCAR Owner Trust - Ford Credit uses a special purpose trust, FCAR Owner Trust ("FCAR"), as a source of funds for its operations. FCAR's activities are limited to issuing asset-backed commercial paper and other securities and buying highly rated asset-backed securities issued by securitization special purpose entities ("SPEs") sponsored by Ford Credit.

     In the second quarter of 2003, Ford Credit purchased a portion of the equity of FCAR from unaffiliated parties. As a result of this transaction, FCAR's assets, liabilities and results of operations were consolidated into Ford Credit's financial statements. In addition, the accounting consolidation of FCAR also caused certain of the Ford Credit sponsored securitization SPEs that sell asset-backed securities to FCAR to lose their status as qualifying SPEs under the Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Consequently, the receivables previously sold by us to these SPEs were deemed to be reacquired by us in accordance with SFAS No.140 requirements and are now reported on-balance sheet at fair value as of June 30, 2003. Following the accounting consolidation of FCAR, most sales of receivables to Ford Credit-sponsored SPEs that sell asset-back securities to FCAR will not qualify as sales for accounting purposes and will, instead, be reported on-balance sheet.

     The accounting consolidation of FCAR did not have a material impact on Ford Credit's earnings, back-up credit facilities, unsecured debt funding programs or other securitization programs. No gain or loss was recorded upon consolidation. Notwithstanding this accounting consolidation, the receivables sold to the SPEs and the asset-backed securities held by FCAR remain available only for the SPEs and FCAR and their investors and other participants and are not available to pay Ford Credit's obligations or the claims of its creditors. The bankruptcy remoteness of these entities and the isolation of assets achieved in these transactions were not changed by the consolidation of FCAR.

     At June 30, 2003, about $12 billion of retail installment receivables reported on Ford Credit's balance sheet have been sold for legal purposes to Ford Credit-sponsored SPEs that sell asset-backed securities to FCAR and are available only to pay securitization investors and other participants and are not available to pay the obligations of Ford Credit or the claims of Ford Credit's creditors. These finance receivables supported $11.3 billion of asset-backed commercial paper issued by FCAR, which is payable solely out of collections on these receivables and is not the legal obligation of Ford Credit.

7.   Automotive Inventories are summarized as follows (in millions):

                                                                 June 30,       December 31,
                                                                  2003             2002
                                                             ---------------  ----------------
     Raw materials, work in process and supplies                 $3,543           $3,174
     Finished products                                            5,866            4,763
                                                                 ------           ------
       Total inventories at FIFO                                  9,409            7,937
     Less LIFO adjustment                                          (961)            (957)
                                                                 ------           ------
       Total inventories                                         $8,448           $6,980
                                                                 ======           ======

8. Goodwill and Other Intangibles - We perform annual testing in the second quarter on goodwill and certain other intangible assets to determine if any impairment (i.e., the comparison of estimated fair value to carrying value) has occurred. Fair value is estimated using the present value of expected cash flows. No impairment resulted from our annual test in the second quarter of 2003.

     Changes in the carrying amount of goodwill are as follows (in millions):

                                                          Automotive Sector                      Financial Services Sector
                                               ----------------------------------------    -----------------------------------
                                                 North America       International           Ford Credit          Hertz
                                               ------------------    ------------------    ----------------    ---------------
     Beginning balance,
       December 31, 2002                         $  157                $4,648                $  129              $  623
      Impairment                                      -                     -                     -                   -
      Exchange translation/other *                    5                   284                     -                  10
                                                 ------                ------                ------              ------
     Ending balance, June 30, 2003               $  162                $4,932                $  129              $  633
                                                 ======                ======                ======              ======
     - - - - -
     * Primarily reflects the impact of foreign exchange.

     In addition, included within Equity in net assets of affiliated companies was goodwill of $412 million at June 30, 2003.

-----------------------------

                       Ford Motor Company and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

8.   Goodwill and Other Intangibles (Continued)

     The components of identifiable intangible assets are as follows as of June 30, 2003 (in millions):

                                                Automotive Sector                         Financial Services Sector
                                       ----------------------------------------    --------------------------------------------
                                         Amortizable        Non-amortizable           Amortizable            Non-amortizable
                                       ---------------    ---------------------    ------------------    ----------------------
     Gross carrying amount                $500                 $414                   $ 91                    $189
     Less:  accumulated
             amortization                  (84)                   -                    (36)                      -
                                          ----                 ----                   ----                    ----
     Net intangible assets                $416                 $414                   $ 55                    $189
                                          ====                 ====                   ====                    ====

     Pre-tax amortization expense for the six months ended June 30, 2003 was $13 million. Intangible asset amortization is forecasted to range from about $15 to $25 million per year for the next five years.

9. Variable Interest Entities - In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which clarifies accounting guidance on consolidation. A Variable Interest Entity ("VIE") does not share economic risk and reward through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures regarding significant relationships with VIEs, whether or not consolidated.

     Automotive:

     Ford has determined that a subsidiary trust, the Ford Motor Capital Trust II ("Trust II") is a VIE, of which Ford is not the primary beneficiary. Trust II has outstanding 6.50% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $5 billion. The sole assets of Trust II are $5,155 million principal amount of 6.5% Junior Subordinated Debentures due 2032 of Ford Motor Company. Prior to July 1, 2003, Trust II has been consolidated with Ford for financial statement purposes and the preferred shares of Trust II have been presented within the mezzanine section of our balance sheet. Beginning in the third quarter, we expect to de-consolidate Trust II and Ford's obligation represented by the junior subordinated debentures will be reported as a component of Long-term debt within the balance sheet. The de-consolidation would not change Trust II's obligations to its preferred shareholders or our obligations to Trust II.

     The Automotive sector has invested in and contracted with joint ventures to manufacture and/or assemble vehicles or components, several of which may be VIEs of which Ford expects to be the primary beneficiary and, upon Ford's adoption of FIN 46, plans to consolidate.

     In the second quarter of 2003, we consolidated a newly formed joint venture:

          Tekfor Cologne Gmbh - a 50/50 joint venture with Neumayer Holdings GmbH, a German company, to which we transferred our forging operations in Cologne. The joint venture produces forged components, primarily for transmissions and chassis, for use in Ford vehicles and sales to third parties. Ford currently supplies most of the hourly and salaried labor requirements of this joint venture. Ford employees who worked at the transferred operations at the time of the formation of the joint venture are assigned to the joint venture by Ford. In the event of surplus labor at the joint venture, Ford employees assigned to the joint venture may return to Ford. Employees hired in the future to work in these operations will be employed directly by the joint venture. Tekfor Cologne Gmbh reimburses Ford for the full cost of the hourly and salaried labor supplied by Ford.

     In the third quarter of 2003, we plan to consolidate the following pre-existing joint ventures:

          Ford Otosan - a long-standing joint venture in Turkey between Ford (41% partner), the Koc Group of Turkey (41% partner) and public investors (18%). Ford Otosan is our single source supplier of the new Ford Transit Connect vehicle. In addition, we recently announced that production of the Ford Transit Van in Europe currently taking place at our Genk Plant in Belgium will be transferred to the Kocaeli Plant owned by Ford Otosan. Ford Otosan now assembles a limited number of Transit Vans for selected markets. We expect that the Kocaeli Plant's capacity will be expanded to replace the Genk Plant production following conclusion of binding agreements. At that point, Ford Otosan will assemble Transit as a major supplier to our European Automotive operations. Production of the Transit Van in Southampton, England will continue. Substantially all of the salaried and hourly labor requirements of Ford Otosan are employees of Ford Otosan, with only a limited number of Ford salaried employees assigned to Ford Otosan to provide technical assistance. Ford Otosan reimburses us for the full cost of the employees we supply.

-----------------------------

                       Ford Motor Company and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

9.   Variable Interest Entities (Continued)

          Getrag Ford Transmissions GmbH - a 50/50 joint venture with Getrag Deutsche Venture GmbH & Co. Kg i.G., a German company, to which we transferred our European manual transmission operations in Halewood, England, Cologne, Germany and Bordeaux, France. The Getrag joint venture produces manual transmissions for our European vehicle assembly operations. Ford currently supplies most of the hourly and salaried labor requirements of the operations transferred to the Getrag joint venture. Ford employees who worked at the transferred operations at the time of the formation of the joint venture are assigned to the joint venture by Ford. In the event of surplus labor at the joint venture, Ford employees assigned to the joint venture may return to Ford. Employees hired in the future to work in these operations will be employed directly by the joint venture. Getrag Ford Transmissions GmbH reimburses Ford for the full cost of the hourly and salaried labor supplied by Ford.

          ZF Transmission Technologies L.L.C. - a joint venture between Ford (49% partner) and ZF Friedrichshafen Germany (51% partner). This joint venture owns ZF Batavia L.L.C. which operates our former Batavia, Ohio automatic transmission business. ZF Batavia L.L.C. will produce, starting in 2003, a Front Wheel Drive Continuously Variable Transmission ("CVT") for use in certain of our vehicles sold in North America and Europe. ZF Batavia also produces a Front Wheel Drive 4-Speed Automatic Transmission that is currently used in the Ford Mondeo, as well as in both the Ford Escape and Mazda Tribute. Ford supplies part of the hourly labor requirements to the ZF Batavia plant consisting primarily of Ford hourly employees who worked at the plant prior to the joint venture being formed. ZF Batavia reimburses Ford for the full cost of the hourly labor.

          Dealer Development Automotive Dealerships ("DDD") - Since 1950, Ford has been operating its DDD program. The DDD program's purpose is to facilitate the establishment of independent franchised dealers by allowing a participating dealership operator to become the sole owner of a Ford and/or Lincoln Mercury dealership corporation by purchasing equity from Ford using the operator's share of dealership net profits. Ford has launched over 1,600 dealerships via the DDD program since its inception and currently holds equity interests in approximately 160 dealerships.

     We are currently analyzing these and other joint ventures to determine the impact of consolidation under FIN 46. We believe additional liabilities recognized as a result of consolidating VIEs would not represent additional claims on our general assets; rather, they would represent claims against the additional assets recognized as a result of consolidating the VIEs. Conversely, we believe additional assets recognized as a result of consolidating these VIEs would not represent additional assets that could be used to satisfy claims against our general assets.

     Additionally, we have identified a VIE for which we are not the primary beneficiary, Kwik-Fit Group Limited, of which we have a 19% equity interest. Kwik-Fit Group Limited is the company that acquired our former interest in Kwik-Fit Holdings Ltd.

     Ford Credit:

     Ford Credit has identified FCAR as a VIE. As discussed in Note 6, Ford Credit purchased certain interests in FCAR from unaffiliated parties, which resulted in the financial statement consolidation of FCAR in the second quarter of 2003.

     In addition, Ford Credit sells receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank. Under FIN 46, the sponsor banks may be required to consolidate the assets and liabilities of these SPEs into their financial results or restructure these SPEs. At June 30, 2003, these SPEs held approximately $6 billion of retail installment sale contracts previously owned by Ford Credit. Ford Credit believes it will not be required to consolidate any portion of these SPEs in its financial results under FIN 46. Also, none of the bank sponsors have indicated to Ford Credit any intention to terminate their SPEs or reduce their purchases of receivables as a result of FIN 46.

     Ford Credit also has reviewed its joint venture arrangements and has determined that three may be VIEs. Ford Credit is continuing to analyze these joint ventures to determine if it is the primary beneficiary. Consolidation of these entities into Ford Credit would not materially impact our financial statements.

-----------------------------

                       Ford Motor Company and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

10. Income Per Share of Common and Class B Stock - The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options, considered to be potentially dilutive. Basic and diluted income per share were calculated using the following (in millions):

                                                                             Second Quarter                      First Half
                                                                        --------------------------       ---------------------------
                                                                           2003           2002               2003           2002
                                                                        -----------    -----------       -----------    ------------
     Diluted Income
     --------------
     Income/(loss) attributable to Common and Class B
      Stock after Preferred Stock dividends                             $  417         $  567            $1,313         $ (531)
     Convertible preferred securities interest                              54             54               107              -
                                                                        ------         ------            ------         ------
       Diluted income/(loss)                                            $  471         $  621            $1,420         $ (531)
                                                                        ======         ======            ======         ======

     Average shares outstanding                                          1,832          1,813             1,832          1,810
     Issuable and uncommitted ESOP shares                                   (2)            (1)               (2)            (1)
                                                                        ------         ------            ------         ------
       Basic shares                                                      1,830          1,812             1,830          1,809
     Net dilutive effect of options                                         12             18                 8             17
     Convertible preferred securities                                      282            282               282              -*
                                                                        ------         ------            ------         ------
       Diluted shares                                                    2,124          2,112             2,120          1,826
                                                                        ======         ======            ======         ======

     - - - - -
     * Not included in calculation of diluted earnings per share due to their antidilutive effect (282 million shares related to convertible preferred securities).


11. Comprehensive Income - Other comprehensive income primarily reflects adjustments for foreign currency translation and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Total comprehensive income is summarized as follows (in millions):

                                                                             Second Quarter                      First Half
                                                                        --------------------------       ---------------------------
                                                                          2003           2002              2003           2002
                                                                        -----------    -----------       -----------    ------------
     Net income/(loss)                                                  $  417         $  570            $1,313         $ (524)
     Other comprehensive income/(loss)                                   1,054          2,321             1,466          2,981
                                                                        ------         ------            ------         ------
       Total comprehensive income/(loss)                                $1,471         $2,891            $2,779         $2,457
                                                                        ======         ======            ======         ======

12. Guarantees - On November 26, 2002, FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the guarantee. The fair values of guarantees and indemnifications issued during 2003 are recorded in the financial statements and are de minimis.

     At June 30, 2003, the following guarantees were issued and outstanding:

     Guarantees related to affiliates and third parties: We guarantee debt and lease obligations of certain joint ventures as well as certain financial obligations of outside third parties to support business and economic growth. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $541 million, the majority of which relates to the Automotive sector.

     Sales to third parties of Automotive receivables, with recourse: From time to time, the Automotive sector sells receivables to third parties with recourse. Receivables are sold on a rolling basis and individual sales liquidate at different times. A payment would be triggered by failure of the obligor to fulfill its obligations covered by the contract. The maximum potential amount of future payments is approximately $23 million.

     Indemnifications: In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as the sale of a business. These indemnifications might include claims against any of the following: environmental, tax and shareholder matters; intellectual property rights; governmental regulations and employment-related matters; dealer, supplier, and other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. We regularly evaluate the

-----------------------------

                       Ford Motor Company and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

12.  Guarantees (Continued)

     probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable. The primary types of indemnifications for which payments are possible are as follows:

          Environmental:   We  have   indemnified   various  parties  for  costs
          associated with remediating numerous hazardous substance storage, recycling or disposal sites and, in some instances, for natural resource damages. Costs or damages for which we may be held responsible could be substantial. The contingent losses that we expect to incur in connection with these sites have been accrued and are reflected in our financial statements in accordance with generally accepted accounting principles. The aggregate amount accrued for environmental indemnification liabilities reflected in our financial statements is $100 million. The accrual represents the estimated cost to study potential environmental issues at sites and the estimated cost to implement remediation actions, including on-going maintenance, as required. Cost estimates are developed by site. Initial cost estimates are based on historical experience at similar sites and are refined over time on the basis of in-depth studies of the site.

          For many sites, the remediation costs and other damages for which we ultimately may be responsible are not reasonably estimable because of uncertainties with respect to factors such as our connection to the site, the materials there, the involvement of other responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation). As a result, we are unable to estimate a maximum amount for costs or other damages for which we are potentially responsible in connection with these indemnifications.

          Tax: We provide various tax-related indemnifications that typically protect the indemnified party from certain events that result in a tax treatment different from that originally anticipated. In some cases, tax indemnifications relate to representations or warranties given by us. Our liability is fixed when a final determination of the indemnified party's tax liability is made. In some cases, a payment under a tax indemnification may be offset in whole or in part by refunds from the applicable governmental taxing authority. We are party to numerous tax indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

     Product Performance:
          Warranty: Estimated warranty costs and additional service actions are accrued for at the time the vehicle is sold to a dealer. Included in the warranty cost accruals are costs for basic warranty coverages on vehicles sold. Product recalls and other customer service actions are not included in the warranty reconciliation below but are also accrued for at the time of sale. Estimates for warranty costs are made based primarily on historical warranty claim experience. The following is a tabular reconciliation of the product warranty accrual (in millions):

            Beginning balance, December 31, 2002                        $ 5,401
             Payments made in 2003                                       (1,694)
             Changes in accrual related to warranties issued in 2003      1,698
             Changes in accrual related to pre-existing warranties         (136)
             Foreign currency translation                                   131
                                                                        -------
             Ending balance, June 30, 2003                              $ 5,400
                                                                        =======

13. Segment Information - The Company's operating activity consists of two operating sectors, Automotive and Financial Services.

     The Automotive sector consists of the design, development, manufacture, sale and service of cars, trucks and service parts. Beginning in 2003, we are reporting our Automotive sector results as two primary segments, North America and International. The North America segment includes primarily the sale of Ford, Lincoln and Mercury brand vehicles and related service parts in the U.S., Canada and Mexico, and the associated costs to design, develop, manufacture and service these vehicles and parts. The International segment includes primarily the sale of Ford brand vehicles and related service parts outside of North America and the sale of Premier Automotive Group brand vehicles (i.e., Volvo, Jaguar, Land Rover and Aston Martin) and related service parts throughout the world (including North America), together with the associated costs to design, develop, manufacture and service these vehicles and parts. Additionally, the International segment includes our share of the results of Mazda Motor Corporation and Mazda-related joint ventures. The Other Automotive component of the Automotive sector consists primarily of net interest expense, which is not managed individually by the two segments. Transactions among automotive segments are presented on an absolute cost basis, eliminating the effect of legal entity transfer prices within the Automotive sector for vehicles, components and product engineering. Prior to 2003, the Automotive sector was reported as one segment. Prior period information reflects the two reporting segments within the Automotive sector.

-----------------------------

                       Ford Motor Company and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

13.  Segment Information (Continued)

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

-----------------------------

                       Ford Motor Company and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

13. Segment Information (Continued)

                                                                                                                 Elims/
                                              Automotive Sector               Financial Services Sector a/       Other     Total
                                    ----------------------------------    ------------------------------------  -------   -------
                                     North    Inter-                        Ford             Elims/               b/
                                    America  national  Other   Total       Credit    Hertz   Other     Total
                                    -------  -------- ------  --------    --------  -------  ------   --------
SECOND QUARTER 2003
Revenues
External customer                   $20,698  $13,484  $   -   $ 34,182    $  5,103  $ 1,266  $  119   $  6,488  $     -   $ 40,670
 Intersegment                         1,111      420      -      1,531          79        9      (6)        82   (1,613)         -
Income
 Income/(loss) before income taxes      445     (411)   (31)         3         661       57      (3)       715        -        718

SECOND QUARTER 2002
Revenues
 External customer                  $23,087  $11,815  $ 295   $ 35,197    $  5,640  $ 1,257  $  113   $  7,010  $     -   $ 42,207
 Intersegment                         1,456      191      -      1,647          90        8      (4)        94   (1,741)         -
Income
 Income/(loss) before income taxes      921     (371)  (147)       403         519       72       9        600        -      1,003


FIRST HALF 2003
Revenues
 External customer                  $42,913  $25,469  $   -   $ 68,382    $ 10,573  $ 2,411  $  192   $ 13,176  $     -   $ 81,558
 Intersegment                         2,127      710      -      2,837         158       15      (7)       166   (3,003)         -
Income
 Income/(loss) before income taxes    1,681     (764)  (255)       662       1,388       (2)      7      1,393        -      2,055
Other Disclosures
 Total assets at June 30                                       118,732     175,000   13,086   4,973    193,059        -    311,791

FIRST HALF 2002
Revenues
 External customer                  $44,560  $22,216  $ 592   $ 67,368    $ 11,497  $ 2,340  $  463   $ 14,300  $     -   $ 81,668
 Intersegment                         2,450      449      -      2,899         175       15       -        190   (3,089)         -
Income
 Income/(loss) before income taxes    1,386     (840)  (513)        33         915       13      15        943        -        976
Other Disclosures
 Total assets at June 30                                       100,797     172,567   12,038   4,889    189,494        -    290,291

- - - - -
a/ Financial Services sector's interest income is recorded as Revenues. b/ Includes intersector transactions occurring in the ordinary course of business.

-----------------------------

                        Report of Independent Accountants


To the Board of Directors and Stockholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of June 30, 2003, and the related consolidated statement of income for each of the three-month and six-month periods ended June 30, 2003 and 2002 and the consolidated statement of cash flows for the six-month periods ended June 30, 2003 and 2002. In addition, we have reviewed the accompanying interim sector balance sheet and the related sector statements of income and cash flows, presented for purposes of additional analysis. The consolidated interim and sector financial statements (collectively, the "financial statements") are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated and sector basis interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which changed the method for accounting for stock-based employee compensation.

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


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
July 15, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

SECOND QUARTER RESULTS OF OPERATIONS

     Our worldwide earnings were $417 million in the second quarter of 2003, or $0.22 per diluted share of Common and Class B Stock. In the second quarter of 2002, earnings were $570 million, or $0.29 per share.

     Our worldwide Automotive sales and Financial Services revenues totaled $40.7 billion in the second quarter of 2003, down $1.5 billion from a year ago. Unit sales of cars and trucks were 1,717,000 units, down 137,000 units from a year ago. In the second quarter of 2003, our U.S. corporate market share was 20.6%, down 0.7 percentage points from the same period a year ago. Our European corporate market share was 10.8% in the second quarter of 2003, unchanged from the same period a year ago.

     Results by business sector for the second quarter of 2003 and 2002 are shown below (in millions):

                                                                                Second Quarter Net Income/(Loss)
                                                                            ---------------------------------------
                                                                                                          2003
                                                                                                      Over/(Under)
                                                                                2003        2002*         2002
                                                                            ----------- ------------ --------------
Income/(loss) before income taxes
  Automotive sector                                                         $    3      $  403           $(400)
  Financial Services sector                                                    715         600             115
                                                                            ------      ------           -----
     Total Company                                                             718       1,003            (285)
 Provision for/(benefit from) income taxes                                     195         289             (94)
 Minority interests in net income/(loss) of subsidiaries                        98          95               3
                                                                            ------      ------           -----
Income/(loss) from continuing operations                                       425         619            (194)
 Income/(loss) from discontinued/held-for-sale operations                       (3)         (9)              6
 Loss on disposal of discontinued/held-for-sale operations                      (5)        (40)             35
                                                                            ------      ------           -----
Net income/(loss)                                                           $  417      $  570           $(153)
                                                                            ======      ======           =====

------------
* Certain amounts were reclassified to conform to current period presentation consistent with the presentation in our 10-K Report. Reclassifications include profits and losses related to discontinued and held-for-sale operations.

Automotive Sector
-----------------

     As discussed in our 10-K Report, beginning with the first quarter of 2003, we expanded the number of operating segments we present by reporting two segments within our Automotive sector - North America and International.

     The North America Automotive segment primarily includes the sale of Ford, Lincoln and Mercury brand vehicles and related service parts in the U.S., Canada and Mexico, and the associated costs to design, develop, manufacture and service these vehicles and parts. The International Automotive segment primarily includes the sale of Ford brand vehicles and service parts outside of North America and the sale of Premier Automotive Group ("PAG") brand vehicles (i.e., Volvo, Jaguar, Land Rover and Aston Martin) and related service parts throughout the world (including North America), together with the associated costs to design, develop, manufacture and service these vehicles and parts. We are providing separate results for the business units within our International Automotive segment (i.e., Ford Europe, Ford South America, Ford Asia Pacific and
PAG).

     Previously, we reported Automotive financial results on a geographic/legal entity basis. The new segment reporting is on a business-unit basis consistent with the way our two Automotive segments are managed. Costs for each segment and business unit within each segment reflect absolute corporate costs, eliminating the effect of transfer prices within the Automotive sector for vehicles, components and product engineering that were previously reported in geographic results. Interest income and expense and results of non-core Automotive businesses are reported in Other Automotive; these were previously included in geographic results.

     Worldwide income before income taxes for our Automotive sector was $3 million in the second quarter of 2003 on sales of $34.2 billion, compared with income before income taxes in the second quarter of 2002 of $403 million on sales of $35.2 billion. The decline reflected the non-recurrence of a U.S. dealer stock build in the second quarter of 2002 and lower U.S. and Europe industry volume, together with lower net pricing, partially offset by improved cost performance. Improved cost performance is the net result of decreases in current model product costs, warranty and additional service action costs, manufacturing and engineering costs and overhead, partially offset by increased product costs for new models and pension and healthcare benefits.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

     Details of second quarter Automotive sector results before income taxes are shown below (in millions):

                                                                                  Second Quarter Income/(Loss)
                                                                                      Before Income Taxes
                                                                           ----------------------------------------
                                                                                                          2003
                                                                                                      Over/(Under)
                                                                              2003         2002           2002
                                                                           ------------ ------------ --------------
North America Automotive segment                                            $ 445        $ 921          $(476)

International Automotive segment
 - Ford Europe                                                               (525)         (18)          (507)
 - Ford South America                                                         (69)        (198)           129
 - Ford Asia Pacific                                                          (28)         (53)            25
 - Premier Automotive Group                                                   166         (122)           288
 - Other International                                                         45           20             25
                                                                            -----        -----          -----
    Total International Automotive segment                                   (411)        (371)           (40)

Other Automotive                                                              (31)        (147)           116
                                                                            ------       -----          -----

    Total Automotive sector                                                 $   3        $ 403          $(400)
                                                                            =====        =====          =====

North America Automotive Segment

     Income before income taxes for our North America Automotive segment was $445 million in the second quarter of 2003 on sales of $20.7 billion. Income before income taxes in the second quarter of 2002 was $921 million on sales of $23.1 billion. The decline reflected lower net pricing and lower vehicle production volume due to the non-recurrence of a dealer stock build in 2002 and lower industry volume, partially offset by strong cost performance and product mix improvements.

     In the second quarter of 2003, our unit sales in North America were 980,000 down from 1,120,000 for the same period a year ago. Our U.S. market share for Ford, Lincoln, and Mercury brand vehicles was 19.3% in the second quarter of 2003, down 0.8 percentage points from a year ago, reflecting primarily the discontinuation of various models (Ford Escort, Lincoln Continental, Mercury Cougar and Mercury Villager).

International Automotive Segment

     Losses before income taxes for our International Automotive segment were $411 million in the second quarter of 2003 on sales of $13.5 billion. Losses before income taxes in the second quarter of 2002 were $371 million on sales of $11.8 billion.

     Ford Europe. Our Ford Europe business unit consists of the sale of Ford-brand vehicles and service parts principally throughout the Europe region, Turkey and Russia, together with the costs associated with the design, development, manufacture and servicing of those vehicles and parts. Losses before income taxes for our Ford Europe business unit were $525 million in the second quarter of 2003 on sales of $5.2 billion. Losses before income taxes in the second quarter of 2002 were $18 million on sales of $4.9 billion. The decline in earnings was primarily explained by lower net pricing, less favorable product mix, lower industry volume, dealer stock reductions and unfavorable currency exchange effects, offset partially by improved cost performance and market share.

     In the second quarter of 2003, unit sales for Ford Europe were 409,000, down from 417,000 for the same period a year ago. European market share for our Ford-brand vehicles improved to 8.7% in the second quarter of 2003, up
     0.1 percentage points from the same period a year ago.

     Ford South America. Our Ford South America business unit consists of the sale of Ford brand vehicles and service parts in South America, principally Brazil, Argentina and Venezuela, together with the costs associated with the design, development, manufacture and servicing of those vehicles and parts. Losses before income taxes for our Ford South America business unit were $69 million in the second quarter of 2003 on sales of $435 million, compared with losses before income taxes of $198 million on sales of $426 million for the same period a year ago. The improvement reflected primarily the non-recurrence of currency devaluation a year ago, as well as improved net pricing and market share.

     In the second quarter of 2003, unit sales for Ford South America were 49,000, up from 46,000 for the same period a year ago. Market share of Ford-brand vehicles sold in Brazil was 11.7% in the second quarter of 2003, up 2.7 percentage points from a year ago, reflecting primarily sales of the new Ford Fiesta and EcoSport models.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
 of Operations (Continued)
--------------

     Ford Asia Pacific. Our Ford Asia Pacific business unit consists of the sale of Ford brand vehicles and service parts principally in Australia, Taiwan, South Africa, China and Thailand, together with the costs associated with the design, development, manufacture and servicing of those vehicles and parts. Losses before income taxes for our Ford Asia Pacific business unit were $28 million on sales of $1.4 billion in the second quarter of 2003. Losses before income taxes in the second quarter of 2002 were $53 million on sales of $1.0 billion. The improvement reflected primarily favorable net pricing and the market acceptance of the new Ford Falcon in Australia.

     In the second quarter of 2003, unit sales for Ford Asia Pacific were 83,000, up from 75,000 for the same period a year ago. Our market share in Australia improved to 13.6% in the second quarter of 2003, up from 12.8% a year ago, primarily due to the introduction of the new Ford Falcon model.

     Premier Automotive Group. Our PAG business unit consists of the sale of PAG brand vehicles (i.e., Volvo, Jaguar, Land Rover and Aston Martin) and related service parts throughout the world (including North America), together with the associated costs to design, develop, manufacture and service those vehicles and parts. Income before income taxes for our PAG business unit was $166 million in the second quarter of 2003, a $288 million improvement from losses before income taxes of $122 million in the second quarter of 2002. The improvement reflected primarily favorable cost performance, improved net pricing and favorable product mix. Sales were $6.4 billion in the second quarter of 2003 compared with sales of $5.5 billion in the second quarter of 2002. The increase in sales reflected primarily stronger European currencies and improved product mix with the launch of the new Volvo XC90 and Jaguar XJ models.

     In the second quarter of 2003, worldwide unit sales for PAG were 196,000, about the same as a year ago. U.S. market share was 1.3%, up 0.1 percentage points for the second quarter of 2003 compared to the second quarter of 2002. European market share was 2.1%, down 0.1 percentage points from the second quarter of 2002.

     Other International. Other International consists primarily of our share of the results of Mazda Motor Corporation, of which we own 33.4%, and of our Mazda-related joint ventures. Other International had profits of $45 million for the second quarter of 2003, up from $20 million for the second quarter of 2002 reflecting improved Mazda results.

Other Automotive

     In 2003, Other Automotive represents primarily interest income and expense (including realized and unrealized gains and losses on marketable securities). Other Automotive reduced income before income taxes by $31 million for the second quarter of 2003. The improvement of $116 million compared with the same period a year ago is due to lower net interest expense and the non-recurrence of losses in non-core businesses that have now been sold or shut down.

Financial Services Sector
-------------------------

     Our Financial Services sector consists primarily of two segments, Ford Credit and Hertz. Details of second quarter Financial Services sector income/(loss) before income taxes for the second quarters of 2003 and 2002 are shown below (in millions).

                                                             Second Quarter Income/(Loss)
                                                                  Before Income Taxes
                                                      ------------------------------------------
                                                                                       2003
                                                                                   Over/(Under)
                                                         2003          2002            2002
                                                      ------------   ----------   --------------
Ford Credit                                             $661           $519          $142
Hertz*                                                    57             72           (15)
Minority interests and other                              (3)             9           (12)
                                                        ----           ----          ----

   Total Financial Services sector                      $715           $600          $115
                                                        ====           ====          ====

------------
* The Hertz results include amortization expense related to intangibles at Ford FSG, Inc., Hertz' parent company.


Ford Credit

     FCAR Consolidation. Ford Credit uses a special purpose trust, FCAR, as a source of funds for its operations. FCAR's activities are limited to issuing asset-backed commercial paper and other securities and buying highly rated asset-backed securities issued by securitization SPEs sponsored by Ford Credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
 of Operations (Continued)
--------------

     In the second quarter of 2003, Ford Credit purchased from unaffiliated parties a portion of the equity of FCAR. As a result of this transaction, FCAR's assets, liabilities and results of operations were consolidated into Ford Credit's financial statements. In addition, the accounting consolidation of FCAR also caused certain of the Ford Credit sponsored securitization SPEs that sell asset-backed securities to FCAR to lose their status as qualifying SPEs under SFAS No. 140. Consequently, the receivables previously sold by Ford Credit to these SPEs were deemed to be reacquired in accordance with SFAS No. 140 requirements. These receivables are now referred to as "reacquired receivables" and are reported on-balance sheet at fair value as of June 30, 2003. Following the accounting consolidation of FCAR, most sales of receivables to Ford Credit sponsored SPEs that sell asset-backed securities to FCAR will not qualify as sales for accounting purposes and, instead, will be reported on-balance sheet.

     The accounting consolidation of FCAR did not have a material impact on Ford Credit's earnings, back-up credit facilities, unsecured debt funding programs or other securitization programs. The consolidation of FCAR did, however, increase Ford Credit's financial statement debt-to-equity ratio to 11.3 to 1, compared with 10.5 to 1 with FCAR unconsolidated. No gain or loss was recorded upon consolidation.

     Notwithstanding this accounting consolidation, the receivables sold to the SPEs and the asset-backed securities held by FCAR remain available only for the SPEs and FCAR and their investors and other participants and are not available to pay Ford Credit's obligations or the claims of its creditors. The bankruptcy remoteness of these entities and the isolation of assets achieved in these transactions were not changed by the consolidation of FCAR.

     As a result of the consolidation of FCAR, we have modified the reporting categories for Ford Credit's receivables, credit losses and allowance for credit losses. Previously, we reported receivables under four categories: "owned", "securitized", "managed" and "serviced". We have changed the "owned" category to "on-balance sheet" because, as discussed above, some of the securitized receivables (which remain sold for legal purposes) are now reflected in our financial statements. These include the reacquired receivables related to the FCAR consolidation. Other securitized receivables that remain off-balance sheet are now categorized as "securitized off-balance sheet". There is no impact to the "managed" and "serviced" categories. Credit losses and allowance for credit losses have been modified to the new categories as appropriate.

     Results of Operations. Ford Credit's consolidated income before income taxes in the second quarter of 2003 was $661 million, up $142 million from the second quarter of 2002. Compared with 2002, the increase primarily reflected higher income related to the sales of receivables and a lower provision for credit losses, offset partially by the impact of lower average net receivables.

     As shown in the table below, investment and other income related to receivables sales was $672 million, up $153 million from a year ago, reflecting primarily higher excess spread and higher levels of retained interest related to securitized off-balance sheet wholesale receivables.

     The provision for credit losses in the second quarter of 2003 was $543 million, down $117 million from a year ago, reflecting primarily lower average net receivables. Credit losses related to Ford Credit's on-balance sheet receivables in the second quarter of 2003 were $452 million, down $94 million from the second quarter of 2002, reflecting primarily a reduction in the amount of Ford Credit's on-balance sheet receivables. Managed credit losses in the second quarter of 2003 were $641 million, about the same as a year ago. On June 30, 2003, credit loss reserves were $3.2 billion or 2.42% of on-balance sheet receivables, up from 2.19% a year ago. In the second quarter of 2003, the loss-to-receivables ratio (that is, actual net credit losses during a period as a percentage of average outstanding net receivables for that period) for Ford Credit's on-balance sheet portfolio was 1.44% (excluding credit losses on reacquired receivables relating to the FCAR consolidation) and 1.50% (including credit losses on reacquired receivables relating to the FCAR consolidation) compared with 1.58% a year ago and 1.61% in the first quarter of 2003. We believe that the use of the non-GAAP on-balance sheet credit loss ratio (including credit losses on reacquired receivables) is useful to our investors because it provides a more complete representation of our actual on-balance sheet loss performance.

     Net financing margins in the second quarter of 2003 were $875 million, down $174 million from a year ago reflecting lower placement volumes and the continued off-balance sheet sales of receivables.

     Sales of receivables through off-balance sheet securitizations and whole-loan sale transactions reduce Ford Credit's financing revenues in the year the receivables are sold, as well as in future years, compared with what they otherwise would be if Ford Credit continued to own the receivables. These foregone revenues can reduce financing margins and offset any positive impact associated with the gain on sales of receivables. The net impact of off-balance sheet securitizations on Ford Credit's revenues and earnings in a given period will vary depending on the amount, type of receivable and timing of securitizations in the current period and the preceding two to three year period, as well as the interest rate environment at the times the finance receivables were originated and securitized. The following

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

table shows the calculations and amounts Ford Credit uses to analyze the pre-tax impact of sales of receivables through off-balance sheet securitizations and whole-loan sale transactions for the second quarter of 2003 and 2002, net of the effect of reduced financing margins resulting from the foregone revenue attributable to the sold receivables (in millions):

                                                                                              Second Quarter
                                                                                         -----------------------
                                                                                           2003           2002
                                                                                         ----------    ---------
Net gain on sales of receivables                                                         $  51         $  18
Servicing fees                                                                             179           180
Interest income from retained securities                                                   197           148
Excess spread and other                                                                    245           173
                                                                                         -----         -----
  Total revenue related to receivables sales                                               672           519
Reduction in financing margin from current-period securitizations*                         (12)          (12)
Reduction in financing margin from prior-period securitizations*                          (853)         (633)
                                                                                         -----         -----
Pre-tax impact of receivables sales                                                      $(193)        $(126)
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

     The quantification of investment and other income related to receivables sales and financing margin impact set forth above includes the effects of the reacquired receivables through May 15, 2003, the date of the accounting consolidation of FCAR. In accordance with generally accepted accounting principles, such amounts will not be re-stated for prior reporting periods. In the future, any on-balance sheet securitizations will not generate gains on sale or other securitization income or have any financing margin impact.

Hertz

     In the second quarter of 2003, Hertz had income before income taxes of $57 million, down from $72 million in the second quarter of 2002. Strong cost performance was more than offset by unfavorable pricing and lower volume.


FIRST HALF RESULTS OF OPERATIONS

     Our worldwide earnings were $1,313 million in the first half of 2003, or $0.67 per diluted share of Common and Class B Stock. In the first half of 2002, losses were $524 million, or $0.29 per share.

     Our worldwide Automotive sales and Financial Services revenues totaled $81.6 billion in the first half of 2003, down from $81.7 billion a year ago. Unit sales of cars and trucks were 3,430,000 units, down 100,000 units from a year ago. In the first half of 2003, our U.S. corporate market share was 20.9%, down 0.1 percentage points from the same period a year ago. Our European corporate market share was 11.1% in the first half of 2003, unchanged from the first half of 2002.

     Results by business sector for the first half of 2003 and 2002 are shown below (in millions):

                                                                                    First Half Net Income/(Loss)
                                                                             ----------------------------------------
                                                                                                           2003
                                                                                                       Over/(Under)
                                                                               2003        2002*           2002
                                                                             ----------- ------------ ---------------
Income/(loss) before income taxes
  Automotive sector                                                          $   662     $    33          $  629
  Financial Services sector                                                    1,393         943             450
                                                                             -------     -------          ------
     Total Company                                                             2,055         976           1,079
 Provision for/(benefit from) income taxes                                       531         269             262
 Minority interests in net income/(loss) of subsidiaries                         200         168              32
                                                                             -------     -------          ------
Income/(loss) from continuing operations                                       1,324         539             785
 Income/(loss) from discontinued/held-for-sale operations                         (6)        (21)             15
 Loss on disposal of discontinued/held-for-sale operations                        (5)        (40)             35
 Cumulative effect of change in accounting principle                               -      (1,002)          1,002
                                                                             -------     --------         ------
Net income/(loss)                                                            $ 1,313     $  (524)         $1,837
                                                                             =======     =======          ======

* Certain amounts were reclassified to conform with current period presentation consistent with the presentation in our 10-K Report. Reclassifications include profits and losses related to discontinued and held-for-sale operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
 of Operations (Continued)
--------------

Automotive Sector
-----------------

     Worldwide income before income taxes for our Automotive sector was $662 million in the first half of 2003 on sales of $68.4 billion compared with income before income taxes of $33 million in the first half of 2002, on sales of $67.4 billion.

     Details of first half Automotive sector results before income taxes are shown below (in millions):

                                                                                    First Half Income/(Loss)
                                                                                      Before Income Taxes
                                                                           -----------------------------------------
                                                                                                           2003
                                                                                                       Over/(Under)
                                                                              2003         2002            2002
                                                                           ------------ ------------ ---------------
North America Automotive segment                                            $1,681       $1,386        $  295

International Automotive segment
 - Ford Europe                                                                (774)        (286)         (488)
 - Ford South America                                                         (100)        (283)          183
 - Ford Asia Pacific                                                           (54)         (92)           38
 - Premier Automotive Group                                                     78         (192)          270
 - Other International                                                          86           13            73
                                                                            ------       ------        ------
    Total International Automotive segment                                    (764)        (840)           76

Other Automotive                                                              (255)        (513)          258
                                                                            -------      ------        ------

    Total Automotive sector                                                 $  662       $   33        $  629
                                                                            ======       ======        ======


North America Automotive Segment

     Income before income taxes for our North America Automotive segment was $1.7 billion in the first half of 2003 on sales of $42.9 billion. Income before income taxes in the first half of 2002 was $1.4 billion on sales of $44.6 billion. Cost reductions and favorable product mix more than accounted for the improvement. These improvements were partially offset by unfavorable net pricing, a lower dealer stock build in 2003 compared with 2002 and lower U.S. industry volume.

     In the first half of 2003, our unit sales in North America were 2,004,000, down from 2,150,000 for the same period a year ago. Our U.S. market share for Ford, Lincoln, and Mercury brand vehicles was 19.6% in the first half of 2003, down 0.2 percentage points from a year ago, due in part to the discontinuation of various models (Ford Escort, Lincoln Continental, Mercury Cougar and Mercury Villager).

International Automotive Segment

     Losses before income taxes for our International Automotive segment were $764 million in the first half of 2003 on sales of $25.5 billion. Losses before income taxes in the first half of 2002 were $840 million on sales of $22.2 billion.

     Ford Europe. Losses before income taxes for our Ford Europe business unit were $774 million in the first half of 2003 on sales of $10.2 billion. Losses before income taxes in the first half of 2002 were $286 million on sales of $9.0 billion. The change was primarily the result of lower net pricing, a less favorable product mix and lower industry volumes. Cost reductions and improved market share were partial offsets.

     In the first half of 2003, unit sales for Ford Europe were 800,000, up from 759,000 for the same period a year ago. European market share for our Ford-brand vehicles improved to 9.0% in the first half of 2003, up 0.1 percentage points from the same period a year ago.

     Ford South America. Losses before income taxes for our Ford South America business unit were $100 million in the first half of 2003 on sales of $765 million compared with losses before income taxes of $283 million a year ago on sales of $822 million. The improvement was primarily due to the absence of adverse currency exchange rate effects experienced in the first half of 2002, favorable net pricing and higher market share, partially offset by lower industry volumes.

     In the first half of 2003, unit sales for Ford South America were 93,000, up from 87,000 for the same period a year ago. Market share of Ford-brand vehicles sold in Brazil was 11.1% in the first half of 2003, up 2.4 percentage points from a year ago, reflecting primarily sales of the new Ford Fiesta and EcoSport models.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

     Ford Asia Pacific. Losses before income taxes for our Ford Asia Pacific business unit were $54 million on sales of $2.7 billion in the first half of 2003. Losses before income taxes in the first half of 2002 were $92 million on sales of $2.0 billion. The improvement reflects favorable net pricing and higher unit sales volume following the launch of the new Ford Falcon model in Australia.

     In the first half of 2003, unit sales for Ford Asia Pacific were 165,000, up from 150,000 for the same period a year ago. Our market share in Australia improved to 13.9% in the first half of 2003, up from 12.9% a year ago, primarily due to the introduction of the new Ford Falcon model.

     Premier Automotive Group. Income before income taxes for our PAG business unit was $78 million in the first half of 2003, a $270 million improvement from losses before income taxes of $192 million in first half of 2002. The improvement reflects primarily cost reductions and favorable product mix with the launch of the new Volvo XC90 and Jaguar XJ models. Sales were $11.8 billion in the first half of 2003, up from $10.3 billion in the first half of 2002. The increase in sales reflected primarily stronger European currencies and improved product mix with the launch of the new Volvo XC90 and Jaguar XJ models.

     In the first half of 2003, worldwide unit sales for PAG were 368,000, down from 383,000 for the same period a year ago. U.S. market share was 1.2%, up
     0.1 percentage points compared with the same period a year ago and European market share was 2.1%, down 0.1 percentage points from the first half of 2002.

     Other International. Other International consists primarily of our share of the results of Mazda Motor Corporation, of which we own 33.4%, and of our Mazda-related joint ventures. Other International had profits of $86 million in the first half of 2003, up from $13 million in the first half of 2002 reflecting improved Mazda results and other gains related to Ford's investment in Mazda.

Other Automotive

     Other Automotive reduced earnings before income taxes by $255 million for the first half of 2003. The improvement of $258 million compared with the same period a year ago is due to lower interest expense and the non-recurrence of losses in non-core businesses that have now been sold or shut down.

Financial Services Sector
-------------------------

     Our Financial Services sector consists primarily of two segments, Ford Credit and Hertz. Details of first half Financial Services sector income/(loss) before income taxes for 2003 and 2002 are shown below (in millions):

                                                               First half Income/(Loss)
                                                                  Before Income Taxes
                                                      --------------------------------------------
                                                                                       2003
                                                                                   Over/(Under)
                                                         2003          2002            2002
                                                      ------------   ----------   ----------------
Ford Credit                                            $1,388        $  915         $  473
Hertz*                                                     (2)           13            (15)
Minority interests and other                                7            15             (8)
                                                        -----        ------         ------

   Total Financial Services sector                     $1,393        $  943         $  450
                                                       ======        ======         ======

------------
* The Hertz results include amortization expense related to intangibles at Ford FSG, Inc., Hertz' parent company.

Ford Credit

     Ford Credit's consolidated income before income taxes in the first half of 2003 was $1,388 million, up $473 million from the first half of 2002. Compared with 2002, the increase primarily reflected a lower provision for credit losses and higher income related to the sales of receivables, offset partially by the impact of lower average net receivables.

     The provision for credit losses in the first half of 2003 was $1,063 million, down $488 million from a year ago, reflecting primarily lower average net receivables. Credit losses on Ford Credit's on-balance sheet portfolio in the first half of 2003 were $945 million, down $186 million from the first half of 2002, reflecting primarily a reduction in the amount of Ford Credit's on-balance sheet receivables. Managed credit losses in the first half of 2003 were $1,326 million, about the same as a year ago. On June 30, 2003, credit loss reserves were $3.2 billion or 2.42% of on-balance sheet receivables,

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

up from 2.19% a year ago. In the first half of 2003, the loss-to-receivables ratio (that is, actual net credit losses during a period as a percentage of average outstanding net receivables for that period) for Ford Credit's on-balance sheet portfolio was 1.51% (excluding credit losses on reacquired receivables relating to the FCAR consolidation) and 1.54% (including credit losses on reacquired receivables relating to the FCAR accounting consolidation), compared with 1.62% a year ago.

     As shown in the table below, investment and other income related to receivables sales was $1,563 million, up $406 million from a year ago, reflecting primarily higher excess spread and higher levels of retained interest related to securitized off-balance sheet wholesale receivables.

     Net financing margins for the first half of 2003 were $1,552 million, down $545 million from a year ago reflecting lower placement volumes and the continued off-balance sheet sales of receivables.

     The following table shows the calculations and amounts Ford Credit uses to analyze the pre-tax impact of sales of receivables through off-balance sheet securitizations (including with respect to FCAR-related receivables through May 15, 2003) and whole-loan sale transactions for the first half of 2003 and 2002, net of the effect of reduced financing margins resulting from the foregone revenue attributable to the sold receivables (in millions):

                                                                                                First half
                                                                                         -----------------------
                                                                                           2003           2002
                                                                                         ----------    ---------
Net gain on sales of receivables                                                         $  284        $  231
Servicing fees                                                                              376           338
Interest income from retained securities                                                    407           300
Excess spread and other                                                                     496           288
                                                                                         ------        ------
  Total revenue related to receivables sales                                              1,563         1,157
Reduction in financing margin from current-period securitizations*                         (300)         (244)
Reduction in financing margin from prior-period securitizations*                         (1,470)       (1,152)
                                                                                         ------        ------
Pre-tax impact of receivables sales                                                      $ (207)       $ (239)
                                                                                         ======        ======

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

Hertz

     In the first half of 2003, Hertz had losses before income taxes of $2 million, down from a $13 million profit in the first half of 2002. Strong cost performance was more than offset by unfavorable pricing.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

     For the Automotive sector, liquidity and capital resources include cash generated by operations, gross cash balances, our ability to raise funds in capital markets and committed credit lines.

     Gross Cash - We consider Automotive gross cash to include cash and cash equivalents, marketable securities, loaned securities and assets contained in a Voluntary Employee Beneficiary Association ("VEBA") trust, which are financial assets available to fund certain future employee benefit obligations in the near term, as summarized below (in billions):

                                                                                 2003                          2002
                                                                       --------------------------    -------------------------
                                                                         June 30      January 1        June 30     January 1
                                                                       ------------  ------------    ------------ ------------
   Cash and cash equivalents                                            $  7.5         $  5.2          $  8.5       $  4.1
   Marketable securities                                                  15.0           17.4            14.9         10.9
   Loaned securities *                                                     4.6              -               -            -
                                                                        ------         ------          ------       ------
    Total cash, marketable securities and loaned securities               27.1           22.6            23.4         15.0
   VEBA assets                                                             1.6            2.7             1.5          2.7
                                                                        ------         ------          ------       ------
      Gross cash                                                        $ 28.7         $ 25.3          $ 24.9       $ 17.7
                                                                        ======         ======          ======       ======

     * As part of our investment strategy, we engage in securities lending to improve the income received from our cash portfolios. See Note 5 of the Notes to Financial Statements for additional discussion on securities lending.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

     In managing our business, we classify changes in gross cash in three categories: operating related (including capital expenditures and capital transactions with the Financial Services sector), acquisitions and divestitures, and financing related. We believe the cash flow analysis reflected in the table below is useful to investors because it includes cash flow elements not included in "cash flows from operating activities before securities trading" that we consider to be related to our operating activities (e.g., capital spending). Changes in Automotive gross cash for the second quarter and first half of 2003 and 2002 are summarized below (in billions):

                                                                              Second Quarter            First Half
                                                                          -----------------------  ----------------------
                                                                             2003         2002       2003        2002
                                                                          ----------  -----------  ---------- -----------
   Gross cash at end of period                                              $28.7       $24.9       $28.7      $24.9
   Gross cash at beginning of period                                         26.6        21.5        25.3       17.7
                                                                            -----       -----       -----      -----
    Total change in gross cash                                              $ 2.1       $ 3.4       $ 3.4      $ 7.2
                                                                            =====       =====       =====      =====

   Operating related cash flows
    Automotive income/(loss) before income taxes                            $   -       $ 0.4       $ 0.7      $   -
    Capital expenditures                                                     (2.0)       (1.4)       (3.4)      (2.9)
    Depreciation and special tools amortization                               1.3         1.3         2.7        2.4
    Changes in receivables, inventory and trade payables                     (0.2)        0.6        (0.6)       0.2
    U.S. pension fund contributions                                             -           -        (1.0)         -
    Capital transactions with Financial Services sector *                     0.9           -         1.7       (0.7)
    Other                                                                     1.6         1.7         2.1        2.5
                                                                            -----       -----       -----      -----
     Total operating related cash flows before tax refunds                    1.6         2.6         2.2        1.5
    Tax refunds                                                                 -         0.8         0.9        0.8
                                                                            -----       -----       -----      -----
     Total operating related cash flows                                       1.6         3.4         3.1        2.3

   Divestitures and asset sales                                               0.2         0.1         0.4        0.4
   Acquisitions and capital contributions                                       -           -           -       (0.1)
                                                                            -----      ------       -----      -----
     Total acquisitions and divestitures                                      0.2         0.1         0.4        0.3

   Financing related cash flows
    Dividends paid to shareholders                                           (0.2)       (0.2)       (0.4)      (0.4)
    Convertible preferred securities                                            -           -           -        4.9
    Changes in total Automotive sector debt                                   0.4           -         0.2          -
    Other                                                                     0.1         0.1         0.1        0.1
                                                                           ------      ------       -----      -----
     Total financing related cash flows                                       0.3        (0.1)       (0.1)       4.6
                                                                           ------      ------       -----      -----

      Total change in gross cash                                           $  2.1      $  3.4       $ 3.4      $ 7.2
                                                                           ======      ======       =====      =====
- - - - -

     * Reflects operating related cash flows (i.e., dividends, capital contributions, loans, and loan repayments).

     Shown in the table below is a reconciliation between financial statement cash flows from operating activities before securities trading and operating related cash flows, calculated as shown in the table above, for the second quarter and first half of 2003 and 2002 (in billions):

                                                                              Second Quarter                 First Half
                                                                          ------------------------  ---------------------------
                                                                             2003        2002           2003           2002
                                                                          ----------- ------------  -------------  ------------
   Cash flows from operating activities before securities
    Trading                                                                $ 2.7       $ 5.8         $ 5.7 *        $ 8.1 *
   Items included in operating related cash flow
    Capital transactions with Financial Services sector                      0.9           -           1.7           (0.7)
    Capital expenditures                                                    (2.0)       (1.4)         (3.4)          (2.9)
    Net transactions between Automotive and
     Financial Services sectors                                                -        (0.6)         (0.3) **       (1.0) **
    Other, primarily exclusion of cash in-flows from VEBA
     draw-down                                                                 -        (0.4)         (0.6)          (1.2)
                                                                           -----       -----         -----          -----
      Total reconciling items                                               (1.1)       (2.4)         (2.6)          (5.8)
                                                                           -----       -----         -----          -----
   Operating related cash flows                                            $ 1.6       $ 3.4         $ 3.1          $ 2.3
                                                                           =====       =====         =====          =====
- - - - -

* As shown in our condensed sector statement of cash flows for the Automotive sector.
** Primarily payables and receivables between the sectors in the normal course of business, as shown in our Condensed Sector Statement of Cash Flows.

     Capital transactions with the Financial Services sector improved operating related cash flow by $900 million in the second quarter of 2003, compared to no change in cash flow in the second quarter of 2002, primarily related to improved operating performance at Ford Credit. Capital transactions with the Financial Services sector improved operating related cash flow by $1.7 billion in the first half of 2003, compared to a $700 million reduction in cash flow in the first half of 2002 related to a capital contribution to Ford Credit. In addition, $204 million of dividends from the Financial Services sector in the first half of 2003 is reflected in the table above as "divestitures and asset sales" because it results from the sale by Ford Credit of its Axus vehicle fleet leasing unit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

     Debt - At June 30, 2003, our Automotive sector had total debt of $14.5 billion, compared with $14.2 billion at December 31, 2002.

     Ford Motor Company Capital Trust I and Ford Motor Company Capital Trust II together have outstanding an aggregate $5.7 billion of trust preferred securities. The dividend and liquidation preferences on these securities are paid from interest and principal payments on our junior subordinated debentures held by the Trusts in an aggregate principal amount exceeding the aggregate liquidation preference of the trust preferred securities. The trust preferred securities and the junior subordinated debentures have been classified in the mezzanine section of our balance sheet in accordance with applicable accounting standards and, therefore, neither has been included in the total debt amount discussed above. During the third quarter of 2003, these securities will be reclassified as debt as the result of the adoption of new accounting standards. See Notes 2 and 9 of the Notes to Financial Statements. This reclassification will not impact the status of the holders of our senior debt relative to holders of the subordinated debentures or the trust preferred securities.

     Credit Facilities - At July 1, 2003, the Automotive sector had $6.9 billion of contractually committed credit agreements with various banks, of which $6.8 billion were available for use. 91.0% of the total facilities are committed through June 30, 2008. Of the $6.9 billion, $6.7 billion constitute global credit facilities and may be used, at Ford's option, by any of its direct or indirect majority-owned subsidiaries on a guaranteed basis. Ford also has the ability to transfer, on a non-guaranteed basis, $2.5 billion of such global credit facilities to Ford Credit and $543 million to FCE Bank plc. ("FCE"), Ford Credit's European operation. All of the global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers that would limit our ability to borrow).

Financial Services Sector
-------------------------

Ford Credit

     Debt and Cash - Ford Credit's total debt was $146.2 billion at June 30, 2003, up $5.9 billion compared with December 31, 2002. This increase is more than explained by the consolidation of FCAR. Ford Credit's unsecured commercial paper at June 30, 2003 totaled $8.4 billion. At June 30, 2003, the average remaining maturity of Ford Credit's unsecured commercial paper in North America and Europe was 36 days. At June 30, 2003, Ford Credit had cash and cash equivalents of $9.7 billion. In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs. This excess funding is referred to as "overborrowings." Of the $9.7 billion of cash and cash equivalents, $8.0 billion represented overborrowings, while the remaining $1.7 billion was employed in operating activities.

     Ford Credit expects its full-year 2003 public term funding requirements to be between $20 billion to $25 billion. As of June 30, 2003, Ford Credit had completed about $15 billion of public term funding transactions, or 60% to 75% of its full-year requirements.

     Credit Facilities - For additional funding and to maintain liquidity, Ford Credit and its majority-owned subsidiaries (including FCE) have contractually committed credit facilities with financial institutions that totaled approximately $9.8 billion at July 1, 2003, including $5.2 billion and $3.2 billion of global credit facilities at Ford Credit and FCE, respectively. Approximately $1.2 billion of the total facilities were in use at July 1, 2003. 44.4% of these facilities, which have various maturity dates, are committed through June 30, 2008. The global credit facilities may be used, at Ford Credit's or FCE's option, by any of their direct or indirect majority-owned subsidiaries. Ford Credit or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers that would limit its ability to borrow).

     Additionally, at July 1, 2003, banks provided $16.4 billion of contractually committed liquidity facilities supporting two asset-backed commercial paper programs; $16.0 billion support Ford Credit's FCAR program and $425 million support Ford Credit's Motown NotesSM Program.

     In addition, Ford Credit has entered into agreements with several bank-sponsored, commercial paper issuers ("conduits") under which such conduits are contractually committed to purchase from Ford Credit, at Ford Credit's option, up to an aggregate of approximately $12.6 billion of receivables. The agreements have varying maturity dates between August 14, 2003 and June 28, 2004. As of June 30, 2003, approximately $5.0 billion of these conduit commitments have been utilized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

     Leverage - At June 30, 2003, Ford Credit's financial statement leverage (debt-to-equity ratio) was 11.3 to 1. Ford Credit's managed leverage was 12.9 to
1. The following table illustrates the calculation of Ford Credit's financial statement leverage (debt and stockholder's equity in billions):

                                                                       June 30                       December 31
                                                                 ---------------------  --------------------------------------
                                                                  2003       2002        2002       2001      2000       1999
                                                                  ----       ----        ----       ----      ----       ----
      Total debt                                                 $146.2     $142.1      $140.3     $145.8    $145.6     $132.1
      Total stockholder's equity                                   12.9       13.7        13.6       12.0      12.2       10.9
      Debt-to-equity ratio (to 1)                                  11.3       10.4        10.3       12.2      11.9       12.1

     The following table illustrates the calculation of Ford Credit's managed leverage (debt and stockholder's equity in billions):

                                                                       June 30                       December 31
                                                                 ---------------------  ---------------------------------------
                                                                   2003       2002        2002       2001      2000       1999
                                                                   ----       ----        ----       ----      ----       ----
      Total debt                                                 $146.2     $142.1      $140.3     $145.8    $145.6     $132.1
      Securitized off-balance sheet receivables
       outstanding                                                 56.0       65.7        71.4       58.7      28.4       19.5
      Retained interest in securitized off-balance
       sheet receivables                                          (14.5)     (11.5)      (17.6)     (12.5)     (3.7)      (3.5)
      Adjustments for cash and cash equivalents                    (9.7)      (4.2)       (6.8)      (2.9)     (1.1)      (0.9)
      Adjustments for SFAS No. 133                                 (6.6)      (3.3)       (6.2)      (2.1)       --         --
                                                                 ------     ------      ------     ------    ------     ------
        Adjusted debt                                            $171.4     $188.8      $181.1     $187.0    $169.2     $147.2
                                                                 ======     ======      ======     ======    ======     ======

      Total stockholder's equity                                 $ 12.9     $ 13.7      $ 13.6     $ 12.0    $ 12.2     $ 10.9
      Adjustment for SFAS No. 133                                   0.4        0.5         0.5        0.6        --         --
      Adjustment for minority interest                                *          *           *          *         *        0.4
                                                                 ------     ------      ------     ------    ------     ------
        Adjusted equity                                          $ 13.3     $ 14.2      $ 14.1     $ 12.6    $ 12.2     $ 11.3
                                                                 ======     =======     ======     ======    ======     ======

      Managed debt-to-equity ratio (to 1)                          12.9       13.3        12.8       14.8      13.9       13.0

      * Less than $50 million.

     We believe that the use of the managed leverage measure, which is the result of several adjustments to Ford Credit's financial statement leverage, is useful to our investors because it reflects the way Ford Credit manages its business. Ford Credit retains interests in receivables sold in off-balance sheet securitization transactions and, with respect to subordinated retained interests, has credit risk. Accordingly, it considers securitization as an alternative source of funding and evaluates credit losses, receivables and leverage on a managed as well as a financial statement basis. As a result, the managed leverage measure provides our investors with meaningful information regarding management's decision-making processes.

Hertz

     Debt and Cash - Hertz' total debt was $8.0 billion at June 30, 2003, up $1.0 billion from December 31, 2002, reflecting seasonal rental fleet demand. Outstanding commercial paper at June 30, 2003 totaled $3.0 billion at Hertz, with an average remaining maturity of 34 days compared with $1.5 billion at December 31, 2002. At June 30, 2003, Hertz had cash and cash equivalents of $384 million, up from $287 million at December 31, 2002.

     During 2002, Hertz launched an asset-backed securitization program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing resources. As of June 30, 2003, $861 million of asset-backed commercial paper was outstanding under this program.

Total Company

     Stockholders' Equity - Our stockholders' equity was $8.1 billion at June 30, 2003, up $2.5 billion compared with December 31, 2002. The increase reflects primarily net income of $1.3 billion and other comprehensive income of $1.5 billion, less dividends of $366 million. See Note 11 of the Notes to Financial Statements for further discussion of other comprehensive income.

OFF-BALANCE SHEET ARRANGEMENTS

     Special Purpose Entities - At June 30, 2003, the total outstanding principal amount of receivables sold by Ford Credit that was held by off-balance sheet securitization trusts was $56.0 billion, down $15.4 billion from December 31, 2002. Ford Credit's retained interests in such sold receivables at June 30, 2003 were $14.5 billion, down $3.1 billion from December 31, 2002. The decrease in receivables held by off-balance sheet securitization trusts and the decrease in retained interests reflected primarily the accounting consolidation of FCAR during the second quarter of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

     Variable Interest Entities - For a discussion of variable interest entities, see Note 9 of the Notes to Financial Statements.

2003 OUTLOOK

     Industry Volumes. We are changing our assumption of industry volume for Europe in 2003 to 16.3 million units from 17 million units at the beginning of the year and 16.5 million units in May 2003 because we anticipate a more challenging economic environment in the second half of 2003. For the United States, our assumption of 16.5 million units for 2003 remains unchanged. These industry volume assumptions are based on economic growth assumptions for the United States and Europe of about 2% and 1%, respectively, in 2003.

     Production. Due to lower U.S. and Europe industry volume and significant model-year changeovers (e.g., the Ford F-150 pickup truck and Freestar minivan), we are projecting lower vehicle unit production in the third quarter of 2003, compared with the third quarter of last year, as follows:

                                                 Unit Production
                                     -----------------------------------------
                                                            Third Quarter 2003
                                     Projected Third          Over/(Under)
          Business Unit                Quarter 2003         Third Quarter 2002
          -------------              --------------         ------------------

          Ford North America                810,000                (141,000)
          Ford Europe                       335,000                 (22,000)
          PAG                               150,000                  (4,000)

     Net Pricing. The level of competitive incentive activity remains high in the U.S. and Europe and we believe net pricing for the full year will be less than zero in both markets. However, we expect second half net pricing in the U.S. and Europe to be better than the first half primarily as a result of new product introductions (e.g., Ford F-150 pickup truck, Ford Freestar and Mercury Monterey minivans in North America, and Ford Focus C-Max in Europe). The net pricing metric measures the percentage change in revenue from the combined effect of changes in vehicle wholesale prices and marketing incentives, while excluding the effects of changes in unit sales volume, product mix and foreign currency exchange rates.

     Costs. We expect to continue to achieve year-over-year cost reductions (excluding the effects of changes in production volume, product mix and currency exchange rates) during the second half of 2003, although at a slower pace than we have seen year-to-date, with a full year improvement of about $2.5 billion. Product costs for the full year are expected to be unchanged from 2002, with cost increases on new models being offset by cost reductions on current models. However, new model costs will be higher in the second half, primarily reflecting the launch of the new Ford F-150 pickup truck and Freestar minivan. Similar to the first half, pension and healthcare costs are expected to show a year-over-year increase in the second half. We also expect second half increases in depreciation and amortization, reflecting higher capital spending associated with the new products. Improvements in quality will contribute to cost reductions due to lower warranty related-costs and fewer additional service actions throughout the year, with savings expected to be higher in the first half than the second half. We have also moved aggressively to reduce manufacturing, engineering and overhead costs in the first half, and we expect those reductions to continue. By the end of 2003, we plan to implement actions to reduce on-going salaried personnel costs by about 10%.

     Ford  Credit.  We expect  second half 2003  earnings  for Ford Credit to be
lower  than  first  half  earnings,   reflecting   primarily   lower  levels  of
securitization and receivables.

     Earnings. Based on the foregoing expectations and projections and subject to the risk factors described below, we expect to incur a loss in the third quarter of 2003 of about $0.15 per share and continue to expect to earn about $0.70 cents per share for full-year 2003. These projections and our milestones do not, however, include the effects of any special items, such as our adoption of new accounting standard FIN 46 (discussed in Note 9 of the Notes to Financial Statements), or actions to reduce salaried personnel costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

RISK FACTORS

     Statements included or incorporated by reference herein may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

o greater price competition in the U.S. and Europe resulting from currency fluctuations, industry overcapacity or other factors;
o a significant decline in industry sales, particularly in the U.S. or Europe, resulting from slowing economic growth, geo-political events or other factors;
o    lower-than-anticipated market acceptance of new or existing products;
o work stoppages at key Ford or supplier facilities or other interruptions of supplies;
o the discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
o increased safety, emissions, fuel economy or other regulation resulting in higher costs and/or sales restrictions;
o unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;
o worse-than-assumed economic and demographic experience for our post retirement benefit plans (e.g., investment returns, interest rates, health care cost trends, benefit improvements);
o    currency or commodity price fluctuations;
o    a market shift from truck sales in the U.S.;
o    economic difficulties in South America or Asia;
o    reduced availability of or higher prices for fuel;
o    labor or other constraints on our ability to restructure our business;
o a change in our requirements under long-term supply arrangements under which we are obligated to purchase minimum quantities or pay minimum amounts;
o    a further credit rating downgrade;
o inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts;
o    higher-than-expected credit losses;
o    lower-than-anticipated residual values for leased vehicles;
o increased price competition in the rental car industry and/or a general decline in business or leisure travel due to terrorist attacks, acts of war, epidemic disease or measures taken by governments in response thereto that negatively affect the travel industry; and
o    our inability to implement the Revitalization Plan.


NEW ACCOUNTING STANDARDS

     FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150 in May 2003. For a discussion of our adoption of this standard, see Note 2 of the Notes to Financial Statements.


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


Item 3. Quantitative and Qualitative Discussion about Market Risks
------------------------------------------------------------------

     There is no material change in the information reported under Part I, Item 3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and
Item 7A of our 10-K Report.

Item 4.  Controls and Procedures
--------------------------------

     Evaluation of disclosure controls and procedures. William Clay Ford, Jr., our Chief Executive Officer, and Don R. Leclair, our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2003 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and regulations.

     Change in internal controls. No changes in the Company's internal controls over financial reporting occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                           Part II. Other Information


Item 1.  Legal Proceedings
--------------------------


Firestone Matters
-----------------

     Firestone Tire Related Litigation
     ---------------------------------

     Firestone Class Actions. (Previously discussed on page 27 of the 10-K Report.) On June 20, 2003, the U.S. Court of Appeals enjoined the prosecutions of state cases that purport to represent a nationwide class on the basis that the court's prior decisions establish conclusively that these cases cannot be tried as nationwide class actions. State cases that involve only statewide classes are unaffected by the June 20 decision, but are likely to be stayed pending completion of a settlement that Firestone has tentatively negotiated with the plaintiffs. The proposed settlement would require plaintiffs to dismiss all class action claims against Ford that are based on alleged tire defects.


Other Product Liability Matters
-------------------------------

     Romo v Ford. (Previously discussed on page 28 of the 10-K Report.) On May 19, 2003, the United States Supreme Court granted our petition for certiorari, vacated the decision of the California appeals court, and remanded the case for reconsideration in light of the Supreme Court's recent decision in State Farm v. Campbell, which reversed a $145 million punitive damage award on the basis that punitive awards generally cannot exceed nine times the compensatory award and that punitive awards cannot be based on out of state or dissimilar conduct.


Environmental Matters
---------------------

     Wixom Assembly Plant Notice of Violation. On May 20, 2003, the City of Wixom, Michigan, issued a notice of violation ("NOV") alleging that Ford's Wixom Assembly Plant discharged unusually high concentrations of molybdenum in its wastewater during the summer of 2002. The NOV alleges that wastewater discharge from the Wixom Assembly Plant caused the levels of molybdenum in the city's wastewater treatment plant biosolids to exceed regulatory limits that would allow the city to dispose of the biosolids through land application. The NOV requests payment of approximately $150,000 to cover handling and disposal costs associated with alternate disposal.

     Cleveland Engine Plant Notice of Violation. On July 2, 2003, the Cleveland Local Air Agency (acting on behalf of Ohio Environmental Protection Agency ("Ohio EPA")) issued a NOV to our Cleveland Engine Plant alleging violations of permit requirements for paint booth emissions. The NOV also alleges the Plant to be in violation of its permit limits for an engine testing process, based on the Plant's previous self-reporting of the matter to Ohio EPA. It is possible that the Agency or Ohio EPA could seek monetary sanctions of $100,000 or more for these alleged violations.


Class Actions
-------------

     Seat Back Class Actions. (Previously discussed on page 31 of the 10-K Report.) The New Jersey Appellate Court has affirmed the trial court's grant of summary judgment in our favor.

     Crown Victoria Police Interceptor Class Actions. (Previously discussed on page 32 of the 10-K Report and on page 24 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "First Quarter 10-Q Report").) A state court in Illinois has certified a state-wide class of all municipalities in the state of Illinois that own 1992-2002 Police Interceptor vehicles. Additional cases have been filed in state courts in Florida and Pennsylvania, involving allegations and demands for relief similar to those described under this caption in the 10-K Report; these cases were removed to federal

--------------------------

court and our motions for transfer to the Multi District Litigation ("MDL") proceeding in the U.S. District Court, Northern District of Ohio are pending. A case in Ohio was dismissed. A Louisiana case was transferred to the MDL proceeding.

     Apartheid Class Action. (Previously discussed on page 32 of the 10-K Report.) The defendants in this class action have filed a motion to dismiss.

     Fifteen-Passenger Van Class Action. (Previously discussed on page 33 of the 10-K Report and on page 24 of First Quarter 10-Q Report.) On June 11 2003, we received a summons and complaint in a fourth case, filed in state court in New Jersey, involving allegations and demands for relief similar to those described under this caption in the 10-K Report. One of the Texas cases was voluntarily dismissed by the plaintiffs.

     Antitrust Class Actions. (Previously discussed on page 34 of the 10-K Report and on page 25 of First Quarter 10-Q Report.) Five additional cases have been filed in federal courts in New York (three cases), Massachusetts and Pennsylvania. Eighteen additional cases have been filed in state courts in California (10 cases), New Jersey (three cases), Arizona, Florida, Minnesota, New York, and Wisconsin. All cases filed in federal courts throughout the country have been consolidated for pretrial proceedings in federal court in Maine.

     TFI Module Class Actions. (Previously discussed on page 26 of our Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 10-K Report"), on page 21 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and on page 21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.) All appeals from the court's order approving the nationwide settlement in the California case have been withdrawn and all related class actions in the United States have been dismissed. The nationwide settlement described in the 2001 10-K Report became effective December 9, 2002. The settlement agreement, described in the 2001 10-K Report, provides that Ford will extend the warranties applicable to Motorcraft(R) distributor-mounted TFI modules to 100,000 miles, reimburse class members who previously paid to replace Motorcraft(R) distributor-mounted TFI modules within the extended warranty period, donate $5 million to various colleges and universities for research and education in the field of automotive safety, and pay plaintiffs' counsel reasonable fees and expenses.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

     During the second quarter of 2003, we issued a total of 33,697 shares of our common stock under the 1998 Long-Term Incentive Plan to certain directors and officers as part of their total compensation. Such shares, which included shares issued on June 30, 2003 pursuant to the consulting agreement between us and Mr. Edsel B. Ford II, a director of the Company, and the employment agreement between us and Mr. Carl E. Reichardt, a director and former officer of the Company, were not registered pursuant to the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof.


Item 4.  Submission of Matter to a Vote of the Security-Holders
---------------------------------------------------------------

     On June 16, 2003, the 2003 Annual Meeting of Stockholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

     Proposal 1 Election of Directors.

                                                Number of Votes
                                    ------------------------------------
Nominee                             For                         Against
-------                             ---                         -------
John R. H. Bond                     2,643,423,897               98,709,688
Edsel B. Ford II                    2,686,708,291               55,425,294
William C. Ford                     2,683,534,466               58,599,119
William C. Ford, Jr.                2,684,094,466               58,039,119
Irvine O. Hockaday, Jr.             2,682,156,592               59,976,993
Marie-Josee Kravis                  2,649,519,629               92,613,956
Richard A. Manoogian                2,650,254,972               91,878,613
Ellen R. Marram                     2,683,421,544               58,712,041
Homer A. Neal                       2,685,489,762               56,643,823
Jorma J. Ollila                     2,685,140,027               56,993,558
Carl E. Reichardt                   2,684,240,081               57,893,504
Robert E. Rubin                     2,648,157,964               93,975,621
Nicholas V. Scheele                 2,686,045,529               56,088,056
John L. Thornton                    2,536,085,312              206,048,273

There were no broker non-votes with respect to the election of directors.

Item 4.  Submission of Matter to a Vote of the Security-Holders (Continued)
---------------------------------------------------------------

     Proposal 2 Ratification of Selection of Independent Public Accountants. A proposal to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants to audit the books of account and other corporate records of the Company for 2003 was adopted, with 2,676,434,481 votes cast for, 45,418,904 votes cast against, 20,280,200 votes abstained and 0 broker non-votes.

     Proposal 3 Approval of the Terms of the Company's Annual Incentive Compensation Plan. A proposal to approve the terms of the Company's Annual Incentive Compensation Plan was adopted, with 2,564,498,928 votes cast for, 142,971,238 votes cast against, 34,663,419 votes abstained, and 0 broker non-votes.

     Proposal 4 Approval of the Terms of the Company's 1998 Long-Term Incentive Plan. A proposal to approve the terms of the Company's 1998 Long-Term Incentive Plan was adopted, with 2,300,156,989 votes cast for, 406,009,708 votes cast against, 35,966,888 votes abstained and 0 broker non-votes.

     Proposal 5 Relating to Disclosure of Officers' Compensation. A proposal relating to disclosure of Company officers who are contractually entitled to receive more than $500,000 annually in compensation was rejected, with 2,039,723,234 votes cast against, 235,017,387 votes cast for, 37,269,521 votes abstained and 430,123,443 broker non-votes.

     Proposal 6 Relating to the Method of Nominating and Electing the Company's Directors. A proposal to amend the By-laws so that common stock shareholders would nominate and elect 60% of the Company's directors and the Class B Stock shareholders would nominate and elect 40% of the Company's directors was rejected, with 2,065,492,841 votes cast against, 203,212,672 votes cast for, 43,304,629 votes abstained and 430,123,443 broker non-votes.

     Proposal 7 Relating to Establishing an Independent Committee of the Board to Evaluate Conflicts of Interests. A proposal relating to establishing an independent committee of the Board to evaluate conflicts of interests between Class B Stock shareholders and common stock shareholders was rejected, with 1,839,313,007 votes cast against, 427,947,376 votes cast for, 44,749,758 votes abstained and 430,123,444 broker non-votes.


Item 5.  Other Information
--------------------------

Government Standards
--------------------

Motor Vehicle Fuel Economy--U.S. Requirements
---------------------------------------------

     Three state Attorneys General have filed suit against EPA seeking to compel the agency to list carbon dioxide (CO2) as a "criteria air pollutant" under the Clean Air Act, the first step toward establishing a national ambient air quality standard for CO2. In a separate lawsuit, a number of private entities allege that EPA has a duty to regulate emissions of greenhouse gases (including CO2) from new motor vehicles. If successful, either of these suits has the potential to lead to the development of a "CO2 emissions standard" for motor vehicles that could effectively supersede the federal CAFE law. We expect that trade associations representing a number of industries, including the motor vehicle industry, will seek to intervene in both lawsuits.

End-of-Life Vehicle Directive
-----------------------------

     One additional country, Italy, has enacted legislation implementing the End-of-Life Vehicle Directive during the second quarter 2003.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits
          --------

          Please refer to the Exhibit Index on Page 34.

     (b)  Reports on Form 8-K
          -------------------

          The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

          Current Report on Form 8-K dated April 1, 2003 included information relating to U.S. retail sales of Ford vehicles in March 2003.

          Current Report on Form 8-K dated April 16, 2003 included information relating to Ford's first quarter 2003 financial results.

          Current Report on Form 8-K dated May 1, 2003 included information relating to U.S. retail sales of Ford vehicles in April 2003.

          Current Report on Form 8-K dated May 21, 2003 included information relating to an investor presentation.

          Current Report on Form 8-K dated May 23, 2003 included information relating to valuation of stock options.

          Current Report on Form 8-K dated June 3, 2003 included information relating to U.S. retail sales of Ford vehicles in May 2003.



                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  FORD MOTOR COMPANY
                            ------------------------------

                                    (Registrant)






Date: August 1, 2003         By:/s/Don R. Leclair
      --------------            --------------------------
                                Don R. Leclair
                                Group Vice President and Chief Financial Officer

                                  EXHIBIT INDEX



  Designation                            Description                              Method of Filing
  ------------------    ----------------------------------------------------    -----------------------
  Exhibit 12            Ford Motor Company and Subsidiaries Calculation         Filed with this Report
                        of Ratio of Earnings to Combined Fixed Charges
                        and Preferred Stock Dividends

  Exhibit 15            Letter of PricewaterhouseCoopers LLP, Independent       Filed with this Report
                        Accountants, dated August 1, 2003, relating to
                        Financial Information

  Exhibit 31.1          Rule 15d-14(a) Certification of CEO                     Filed with this Report

  Exhibit 31.2          Rule 15d-14(a) Certification of CFO                     Filed with this Report

  Exhibit 32.1          Section 1350 Certification of CEO                       Filed with this Report

  Exhibit 32.2          Section 1350 Certification of CFO                       Filed with this Report