Form 10-Q
period 2003-09-30
FORD MOTOR CO
filed 2003-11-13
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q






(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003 OR
                                                         ------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X|. No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 7, 2003, the Registrant had outstanding 1,760,190,834
            ----------------                                 -------------
shares of Common Stock and 70,852,076 shares of Class B Stock.
                           ----------










               Exhibit index located on sequential page number 33

                          Part I. Financial Information

Item 1.  Financial Statements
-----------------------------

                       Ford Motor Company and Subsidiaries
                           SECTOR STATEMENT OF INCOME
                           --------------------------
                For the Periods Ended September 30, 2003 and 2002
                     (in millions, except per share amounts)


                                                                                       Third Quarter             Nine Months
                                                                              -------------------------  --------------------------
                                                                                  2003          2002          2003          2002
                                                                              ------------- -----------  ------------ -------------
                                                                                      (unaudited)                (unaudited)
       AUTOMOTIVE

       Sales                                                                      $30,337       $32,396       $98,719       $99,764
       Costs and expenses (Note 2)
       Cost of sales                                                               28,437        30,568        91,205        92,736
       Selling, administrative and other expenses                                   2,536         2,467         7,321         7,140
                                                                                  -------       -------       -------       -------
         Total costs and expenses                                                  30,973        33,035        98,526        99,876
                                                                                  -------       -------       -------       -------
       Operating income/(loss)                                                       (636)         (639)          193          (112)

       Interest income                                                                445           378           727           661
       Interest expense                                                               373           340           915         1,037
                                                                                  -------       -------       -------       -------
         Net interest income/(expense)                                                 72            38          (188)         (376)
       Equity in net income/(loss) of affiliated companies                            (45)          (17)           48           (97)
                                                                                  -------       -------       -------       -------
       Income/(loss) before income taxes - Automotive                                (609)         (618)           53          (585)


       FINANCIAL SERVICES
       Revenues                                                                     6,551         6,942        19,727        21,242

       Costs and expenses
       Interest expense                                                             1,552         1,868         4,794         5,741
       Depreciation                                                                 2,095         2,530         6,939         7,631
       Operating and other expenses                                                 1,342         1,180         3,767         3,832
       Provision for credit and insurance losses                                      530           792         1,802         2,523
                                                                                  -------       -------       -------       -------
         Total costs and expenses                                                   5,519         6,370        17,302        19,727
                                                                                  -------       -------       -------       -------
       Income/(loss) before income taxes - Financial Services                       1,032           572         2,425         1,515
                                                                                  -------       -------       -------       -------

       TOTAL COMPANY
       Income/(loss) before income taxes                                              423           (46)        2,478           930
       Provision for/(benefit from) income taxes                                      141            81           672           350
                                                                                  -------       -------       -------       -------
       Income/(loss) before minority interests                                        282          (127)        1,806           580
       Minority interests in net income/(loss) of subsidiaries                         45           117           245           285
                                                                                  -------       -------       -------       -------
       Income/(loss) from continuing operations                                       237          (244)        1,561           295
       Income/(loss) from discontinued/held-for-sale operations                         2           (27)           (4)          (48)
       Loss on disposal of discontinued/held-for-sale operations                        -           (55)           (5)          (95)
       Cumulative effect of change in accounting principle                           (264)            -          (264)       (1,002)
                                                                                  -------       -------       -------       -------
       Net income/(loss)                                                          $   (25)      $  (326)      $ 1,288       $  (850)
                                                                                  =======       =======       =======       =======
       Income/(loss) attributable to Common and Class B Stock
        after Preferred Stock dividends                                           $   (25)      $  (330)      $ 1,288       $  (861)

       Average number of shares of Common and Class B
        Stock outstanding                                                           1,831         1,822         1,832         1,814

       AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Notes 3 and 9)
       Basic income/(loss)
         Income/(loss) from continuing operations                                 $  0.13       $ (0.14)      $  0.85       $  0.16
         Income/(loss) from discontinued/held-for-sale operations                       -         (0.01)            -         (0.03)
         Loss on disposal of discontinued/held-for-sale operations                      -         (0.03)            -         (0.05)
         Cumulative effect of change in accounting principle                        (0.14)            -         (0.15)        (0.55)
                                                                                  -------       -------       -------       -------
         Net income/(loss)                                                        $ (0.01)      $ (0.18)      $  0.70       $ (0.47)
                                                                                  =======       =======       =======       =======
       Diluted income/(loss)
         Income/(loss) from continuing operations                                 $  0.13       $ (0.14)      $  0.81       $  0.16
         Income/(loss) from discontinued/held-for-sale operations                       -         (0.01)            -         (0.03)
         Loss on disposal of discontinued/held-for-sale operations                      -         (0.03)            -         (0.05)
         Cumulative effect of change in accounting principle                        (0.14)            -         (0.13)        (0.55)
                                                                                  -------       -------       -------       -------
         Net income/(loss)                                                        $ (0.01)      $ (0.18)      $  0.68       $ (0.47)
                                                                                  =======       =======       =======       =======

       Cash dividends                                                             $  0.10       $ 0.10        $  0.30       $  0.30

The accompanying notes are part of the financial statements.

-----------------------------

                       Ford Motor Company and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                For the Periods Ended September 30, 2003 and 2002
                     (in millions, except per share amounts)

                                                                                    Third Quarter                Nine Months
                                                                              -------------------------  ------------------------
                                                                                  2003          2002          2003          2002
                                                                              ------------- -----------  ------------ -------------
                                                                                     (unaudited)                  (unaudited)
Sales and revenues
Automotive sales                                                                  $30,337       $32,396       $ 98,719     $ 99,764
Financial Services revenue                                                          6,551         6,942         19,727       21,242
                                                                                  -------       -------       --------     --------
  Total sales and revenues                                                         36,888        39,338        118,446      121,006

Automotive interest income                                                            445           378            727          661

Costs and expenses
Cost of sales                                                                      28,437        30,568         91,205       92,736
Selling, administrative and other expenses                                          5,973         6,177         18,027       18,603
Interest expense                                                                    1,925         2,208          5,709        6,778
Provision for credit and insurance losses                                             530           792          1,802        2,523
                                                                                  -------       -------       --------     --------
  Total costs and expenses                                                         36,865        39,745        116,743      120,640
Automotive equity in net income/(loss)
 of affiliated companies                                                              (45)          (17)            48          (97)
                                                                                  -------       -------       --------     --------
Income/(loss) before income taxes                                                     423           (46)         2,478          930
Provision for/(benefit from) income taxes                                             141            81            672          350
                                                                                  -------       -------       --------     --------
Income/(loss) before minority interests                                               282          (127)         1,806          580
Minority interests in net income/(loss) of subsidiaries                                45           117            245          285
                                                                                  -------       -------       --------     --------
Income/(loss) from continuing operations                                              237          (244)         1,561          295
Income/(loss) from discontinued/held-for-sale operations                                2           (27)            (4)         (48)
Loss on disposal of discontinued/held-for-sale operations                               -           (55)            (5)         (95)
Cumulative effect of change in accounting principle                                  (264)            -           (264)      (1,002)
                                                                                  -------       -------       --------     --------
Net income/(loss)                                                                 $   (25)      $  (326)      $  1,288     $   (850)
                                                                                  =======       =======       ========     ========

Income/(loss) attributable to Common and Class B Stock
 after Preferred Stock dividends                                                  $   (25)      $  (330)      $  1,288     $   (861)

Average number of shares of Common and Class B
 Stock outstanding                                                                  1,831         1,822          1,832        1,814

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK
Basic income/(loss)
  Income/(loss) from continuing operations                                        $  0.13       $ (0.14)      $   0.85     $   0.16
  Income/(loss) from discontinued/held-for-sale operations                              -         (0.01)             -        (0.03)
  Loss on disposal of discontinued/held-for-sale operations                             -         (0.03)             -        (0.05)
  Cumulative effect of change in accounting principle                               (0.14)            -          (0.15)       (0.55)
                                                                                  -------       -------        --------    --------
  Net income/(loss)                                                               $ (0.01)      $ (0.18)      $   0.70     $  (0.47)
                                                                                  =======       =======        ========    ========
Diluted income/(loss)
  Income/(loss) from continuing operations                                        $  0.13       $ (0.14)      $   0.81     $   0.16
  Income/(loss) from discontinued/held-for-sale operations                              -         (0.01)             -        (0.03)
  Loss on disposal of discontinued/held-for-sale operations                             -         (0.03)             -        (0.05)
  Cumulative effect of change in accounting principle                               (0.14)            -          (0.13)       (0.55)
                                                                                  -------       -------        --------    --------
  Net income/(loss)                                                               $ (0.01)      $ (0.18)      $   0.68     $  (0.47)
                                                                                  =======       =======        ========    ========

Cash dividends                                                                    $  0.10       $  0.10       $   0.30     $   0.30

The accompanying notes are part of the financial statements.

-----------------------------

                       Ford Motor Company and Subsidiaries
                              SECTOR BALANCE SHEET
                              --------------------
                                  (in millions)

                                                                                                     September 30,     December 31,
                                                                                                        2003              2002
                                                                                                    --------------    --------------
                                                                                                     (unaudited)
ASSETS
Automotive
Cash and cash equivalents                                                                           $  6,817            $  5,180
Marketable securities                                                                                 12,226              17,464
Loaned securities (Note 4)                                                                             6,942                   -
                                                                                                    --------            --------
   Total cash, marketable and loaned securities                                                       25,985              22,644
Receivables, net                                                                                       2,755               2,065
Inventories (Note 6)                                                                                  10,085               6,980
Deferred income taxes                                                                                  3,358               3,462
Other current assets                                                                                   5,514               4,551
Current receivable from Financial Services                                                               637               1,062
                                                                                                    --------            --------
   Total current assets                                                                               48,334              40,764
Equity in net assets of affiliated companies                                                           1,858               2,470
Net property                                                                                          40,471              36,364
Deferred income taxes                                                                                 11,039              11,694
Goodwill (Note 7)                                                                                      5,212               4,805
Other intangible assets (Note 7)                                                                         837                 812
Assets of discontinued/held-for-sale operations                                                            -                  98
Other assets                                                                                          11,408              10,783
                                                                                                    --------            --------
   Total Automotive assets                                                                           119,159             107,790

Financial Services
Cash and cash equivalents                                                                             21,070               7,070
Investments in securities                                                                              1,323                 807
Finance receivables, net                                                                             109,173              97,030
Net investment in operating leases                                                                    33,761              40,055
Retained interest in sold receivables                                                                 10,203              17,618
Goodwill (Note 7)                                                                                        763                 752
Other intangible assets (Note 7)                                                                         241                 248
Assets of discontinued/held-for-sale operations                                                            -               2,406
Other assets                                                                                          15,272              16,643
Receivable from Automotive                                                                             3,947               4,803
                                                                                                    --------            --------
   Total Financial Services assets                                                                   195,753             187,432
                                                                                                    --------            --------
   Total assets                                                                                     $314,912            $295,222
                                                                                                    ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                                      $ 15,797            $ 14,606
Other payables                                                                                         2,710               2,485
Accrued liabilities                                                                                   31,348              27,644
Debt payable within one year                                                                             976                 557
                                                                                                    --------            --------
   Total current liabilities                                                                          50,831              45,292

Senior debt                                                                                           14,149              13,607
Subordinated debt                                                                                      5,843                   -
                                                                                                    --------            --------
  Total long-term debt                                                                                19,992              13,607
Other liabilities                                                                                     48,849              46,886
Deferred income taxes                                                                                    338                 303
Liabilities of discontinued/held-for-sale operations                                                      24                 138
Payable to Financial Services                                                                          3,947               4,803
                                                                                                    --------            --------
   Total Automotive liabilities                                                                      123,981             111,029

Financial Services
Payables                                                                                               2,235               1,890
Debt                                                                                                 159,268             148,058
Deferred income taxes                                                                                 11,521              11,644
Other liabilities and deferred income                                                                  8,491               9,448
Liabilities of discontinued/held-for-sale operations                                                       -                 831
Payable to Automotive                                                                                    637               1,062
                                                                                                    --------            --------
   Total Financial Services liabilities                                                              182,152             172,933

Company-obligated mandatorily redeemable preferred securities of subsidiary
 trusts holding solely junior subordinated debentures of the Company                                       -               5,670
Minority interests                                                                                       589                   -

Stockholders' equity
Capital stock
 Common Stock, par value $0.01 per share (1,837 million shares issued)                                    18                  18
 Class B Stock, par value $0.01 per share (71 million shares issued)                                       1                   1
Capital in excess of par value of stock                                                                5,432               5,420
Accumulated other comprehensive income/(loss)                                                         (4,756)             (6,531)
Treasury stock                                                                                        (1,903)             (1,977)
Earnings retained for use in business                                                                  9,398               8,659
                                                                                                    --------            --------
       Total stockholders' equity                                                                      8,190               5,590
                                                                                                    --------            --------
   Total liabilities and stockholders' equity                                                       $314,912            $295,222
                                                                                                    ========            ========

The accompanying notes are part of the financial statements.

-----------------------------

                       Ford Motor Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (in millions)

                                                                                                   September 30,       December 31,
                                                                                                      2003                2002
                                                                                                  --------------      --------------
                                                                                                   (unaudited)
ASSETS
Cash and cash equivalents                                                                           $ 27,887            $ 12,250
Marketable securities                                                                                 13,549              18,271
Loaned securities                                                                                      6,942                   -
Receivables, net                                                                                       2,755               2,065
Finance receivables, net                                                                             109,173              97,030
Net investment in operating leases                                                                    33,761              40,055
Retained interest in sold receivables                                                                 10,203              17,618
Inventories                                                                                           10,085               6,980
Equity in net assets of affiliated companies                                                           2,877               3,569
Net property                                                                                          42,077              37,935
Deferred income taxes                                                                                 14,397              15,213
Goodwill                                                                                               5,975               5,557
Other intangible assets                                                                                1,078               1,060
Assets of discontinued/held-for-sale operations                                                            -               2,504
Other assets                                                                                          29,569              29,250
                                                                                                    --------            --------
  Total assets                                                                                      $310,328            $289,357
                                                                                                    ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables                                                                                            $ 20,742            $ 18,981
Accrued liabilities                                                                                   29,113              25,088
Debt                                                                                                 180,236             162,222
Other liabilities and deferred income                                                                 56,922              56,276
Deferred income taxes                                                                                 14,512              14,561
Liabilities of discontinued/held-for-sale operations                                                      24                 969
                                                                                                    --------            --------
  Total liabilities                                                                                  301,549             278,097

Minority interests                                                                                       589                   -
Company-obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely
 junior subordinated debentures of the Company                                                             -               5,670

Stockholders' equity
Capital stock
 Common Stock, par value $0.01 per share (1,837 million shares issued)                                    18                  18
 Class B Stock, par value $0.01 per share (71 million shares issued)                                       1                   1
Capital in excess of par value of stock                                                                5,432               5,420
Accumulated other comprehensive income/(loss)                                                         (4,756)             (6,531)
Treasury stock                                                                                        (1,903)             (1,977)
Earnings retained for use in business                                                                  9,398               8,659
                                                                                                    --------            --------
   Total stockholders' equity                                                                          8,190               5,590
                                                                                                    --------            --------
   Total liabilities and stockholders' equity                                                       $310,328            $289,357
                                                                                                    ========            ========

The accompanying notes are part of the financial statements.

-----------------------------

                       Ford Motor Company and Subsidiaries
                    CONDENSED SECTOR STATEMENT OF CASH FLOWS
                    ----------------------------------------
                For the Periods Ended September 30, 2003 and 2002
                                  (in millions)

                                                                               Nine Months 2003              Nine Months 2002
                                                                          ---------------------------- -----------------------------
                                                                                          Financial                    Financial
                                                                           Automotive     Services      Automotive     Services
                                                                          ------------ --------------- ------------- ---------------
                                                                                 (unaudited)                   (unaudited)

Cash and cash equivalents at January 1                                      $ 5,180      $  7,070        $ 4,064      $  3,133

Cash flows from operating activities before
 securities trading                                                           4,875        13,318         10,877        11,457
Net sales/(purchases) of trading securities                                   1,516          (166)        (4,698)          (53)
                                                                            -------      --------        -------      --------
   Net cash flows from operating activities                                   6,391        13,152          6,179        11,404

Cash flows from investing activities
 Capital expenditures                                                        (5,568)         (271)        (4,632)         (452)
 Acquisitions of receivables and lease investments                                -       (42,305)             -       (60,461)
 Collections of receivables and lease investments                                 -        33,921              -        38,204
 Net acquisitions of daily rental vehicles                                        -        (1,487)             -        (1,658)
 Purchases of securities                                                     (7,356)         (490)        (1,460)         (423)
 Sales and maturities of securities                                           4,136           589          1,232           390
 Proceeds from sales of receivables
  and lease investments                                                           -        15,781              -        28,237
 Proceeds from sale of businesses                                                77           204              -             -
 Repayment of debt from discontinued operations                                   -         1,421              -             -
 Net investing activity with Financial Services                               2,975             -            409             -
 Cash paid for acquisitions                                                       -             -            (22)            -
 Cash recognized on consolidation of joint ventures                             256             -              -             -
 Other                                                                          696            20            (72)          690
                                                                            -------      --------        -------      --------
   Net cash (used in)/provided by investing activities                       (4,784)        7,383         (4,545)        4,527

Cash flows from financing activities
 Cash dividends                                                                (549)            -           (555)            -
 Net sales/(purchases) of Common Stock                                          (43)            -            196             -
 Proceeds from mandatorily redeemable convertible
  preferred securities                                                            -             -          4,900             -
 Changes in short-term debt                                                    (179)        3,405           (123)      (13,332)
 Proceeds from issuance of other debt                                           883        16,338            281        13,991
 Principal payments on other debt                                              (689)      (23,173)          (736)      (13,193)
 Net financing activity with Automotive                                           -        (2,975)             -          (409)
 Other                                                                           (6)            9            (20)           60
                                                                            -------      --------        -------      --------
   Net cash (used in)/provided by financing activities                         (583)       (6,396)         3,943       (12,883)

Effect of exchange rate changes on cash                                         188           286            (14)          207
Net transactions with Automotive/Financial Services                             425          (425)          (966)          966
                                                                            -------      --------        -------      --------

   Net increase/(decrease) in cash and cash equivalents                       1,637        14,000          4,597         4,221
                                                                            -------      --------        -------      --------

Cash and cash equivalents at September 30                                   $ 6,817       $21,070        $ 8,661      $  7,354
                                                                            =======       =======        =======      ========

The accompanying notes are part of the financial statements.

-----------------------------

                       Ford Motor Company and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                For the Periods Ended September 30, 2003 and 2002
                                  (in millions)

                                                                                  Nine Months
                                                                              2003         2002
                                                                           ----------- ----------
                                                                                 (unaudited)
Cash and cash equivalents at January 1                                     $ 12,250      $  7,197

Cash flows from operating activities before securities trading               18,193        22,334
Net sales/(purchases) of trading securities                                   1,350        (4,751)
                                                                           --------      --------
   Net cash flows from operating activities                                  19,543        17,583

Cash flows from investing activities
 Capital expenditures                                                        (5,839)       (5,084)
 Acquisitions of receivables and lease investments                          (42,305)      (60,461)
 Collections of receivables and lease investments                            33,921        38,204
 Net acquisitions of daily rental vehicles                                   (1,487)       (1,658)
 Purchases of securities                                                     (7,846)       (1,883)
 Sales and maturities of securities                                           4,725         1,622
 Proceeds from sales of receivables and lease investments                    15,781        28,237
 Proceeds from sale of businesses                                               281             -
 Repayment of debt from discontinued operations                               1,421             -
 Cash paid for acquisitions                                                       -           (22)
 Cash recognized on consolidation of joint ventures                             256             -
 Other                                                                          716           618
                                                                           --------      --------
   Net cash (used in)/provided by investing activities                         (376)         (427)

Cash flows from financing activities
 Cash dividends                                                                (549)         (555)
 Net sales/(purchases) of Common Stock                                          (43)          196
 Proceeds from mandatorily redeemable convertible preferred securities            -         4,900
 Changes in short-term debt                                                   3,226       (13,455)
 Proceeds from issuance of other debt                                        17,221        14,272
 Principal payments on other debt                                           (23,862)      (13,929)
 Other                                                                            3            40
                                                                           --------      --------
   Net cash (used in)/provided by financing activities                       (4,004)       (8,531)

Effect of exchange rate changes on cash                                         474           193
                                                                           --------      --------


   Net increase/(decrease) in cash and cash equivalents                      15,637         8,818
                                                                           --------      --------

Cash and cash equivalents at September 30                                  $ 27,887      $ 16,015
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

-----------------------------

                       Ford Motor Company and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries for the periods and at the dates presented. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002 (the "10-K Report"). For purposes of this report, "Ford", the "Company", "we", "our", "us" or similar references means Ford Motor Company and its consolidated subsidiaries unless the context requires otherwise. Certain amounts for prior periods were reclassified to conform with current period presentation. Reclassifications include profits, losses and cash flows related to discontinued and held-for-sale operations.

2. Selected Automotive Costs and Expenses are summarized as follows (in millions):

                                                             Third Quarter              Nine Months
                                                         -----------------------    ----------------------
                                                            2003          2002         2003         2002
                                                         ----------    ---------    ---------    ---------

     Depreciation                                           $722          $645       $2,059       $1,864
     Amortization of special tools                           580           580        1,932        1,803
     Post retirement benefits expense                        815           501        2,403        1,561

3. Accounting Policy - Stock-based Compensation - Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, stock-based employee compensation expense recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards from its original effective date. Results of prior years have not been restated. The following table illustrates the effect on net income and earnings per share if the fair value method had been applied in each period (in millions):

                                                                            Third Quarter               Nine Months
                                                                       -----------------------   ------------------------
                                                                          2003        2002          2003        2002
                                                                       ----------  -----------   ----------- ------------
     Net income/(loss) attributable to Common
      and Class B Stock, as reported                                   $  (25)     $ (330)       $1,288      $ (861)
     Add: Employee stock option expense included in
       reported net income, net of related tax effects                     28           -            83           -
     Deduct: Total employee stock option expense
       determined under fair value method for all
       awards, net of related tax effects                                 (28)        (45)          (83)       (115)
                                                                       ------      ------        ------      ------
     Pro forma net income/(loss)                                       $  (25)     $ (375)       $1,288      $ (976)
                                                                       ======      ======        ======      ======

     Earnings per share:
       Basic - as reported                                             $(0.01)     $(0.18)       $ 0.70      $(0.47)
       Basic - pro forma                                               $(0.01)     $(0.21)       $ 0.70      $(0.54)

       Diluted - as reported                                           $(0.01)     $(0.18)       $ 0.68      $(0.47)
       Diluted - pro forma                                             $(0.01)     $(0.21)       $ 0.68      $(0.53)

4. Loaned Securities - We loan certain securities from our portfolio to other institutions. Such securities are classified as Loaned securities on the Balance Sheet. Collateral for the loaned securities, consisting of cash or other securities, is required to be maintained at a rate of 102% of the market value of a loaned security. Cash collateral received is recorded as an asset in Other current assets, offset by an obligation to return the collateral in Other payables. Income received from loaning securities is recorded as Interest income.

5. FCAR Owner Trust - Ford Motor Credit Company ("Ford Credit") uses a special purpose trust, FCAR, as a source of funds for its operations. FCAR's activities are limited to issuing asset-backed commercial paper and other securities and buying highly-rated asset-backed securities issued by securitization special purpose entities ("SPEs") sponsored by Ford Credit.

     In the second quarter of 2003, Ford Credit purchased a portion of equity interests in FCAR from unaffiliated parties. As a result of this transaction, FCAR's assets, liabilities and results of operations were consolidated into Ford Credit's financial statements. In addition, the accounting consolidation of FCAR also caused certain of the Ford Credit-sponsored securitization SPEs that sell asset-backed securities to FCAR to lose their status as qualifying SPEs under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Consequently, the receivables previously sold by us to these SPEs were deemed to be reacquired by us ("reacquired receivables") in accordance with SFAS No. 140 requirements and were consolidated in the second quarter at fair value. Following the accounting consolidation of FCAR, most sales of receivables to Ford Credit-sponsored SPEs that sell asset-back securities to FCAR will not qualify as an accounting sale and will be reported on-balance sheet.

-----------------------------

                       Ford Motor Company and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

5.   FCAR Owner Trust (Continued)

     The accounting consolidation of FCAR and related securitization SPEs did not change the bankruptcy-remote status of FCAR or the Ford Credit-sponsored securitization SPEs. The accounting consolidation did not have a material impact on Ford Credit's earnings, back-up credit facilities, unsecured debt funding programs or other securitization programs. No gain or loss was recorded upon consolidation.

     At  September  30,  2003,   about  $10.7  billion  of  retail   installment
     receivables reported on Ford Credit's balance sheet have been sold for legal purposes to Ford Credit-sponsored securitization SPEs that sell asset-backed securities to FCAR and are available only to pay securitization investors and other participants and are not available to pay the obligations of Ford Credit or the claims of Ford Credit's creditors. These finance receivables supported $9.2 billion of asset-backed commercial paper issued by FCAR, which is payable solely out of collections on these receivables and is not the legal obligation of Ford Credit.

6.   Automotive Inventories are summarized as follows (in millions):

                                                               September 30,      December 31,
                                                                  2003*              2002
                                                            -----------------   ---------------
     Raw materials, work in process and supplies                 $ 3,901            $3,174
     Finished products                                             7,155             4,763
                                                                 -------            ------
       Total inventories at FIFO                                  11,056             7,937
     Less LIFO adjustment                                           (971)             (957)
                                                                 -------            ------
       Total inventories                                         $10,085            $6,980
                                                                 =======            ======
     - - - - -
     * Includes newly consolidated variable interest entities (see Note 8).

7. Goodwill and Other Intangibles - We perform annual testing in the second quarter on goodwill and certain other intangible assets to determine if any impairment has occurred. No impairment resulted from our annual test in the second quarter of 2003.

     Changes in the carrying amount of goodwill are as follows (in millions):

                                                      Automotive Sector                      Financial Services Sector
                                               ----------------------------------------    -----------------------------------
                                                 North America       International           Ford Credit          Hertz
                                               ------------------    ------------------    ----------------    ---------------
     Beginning balance,
       December 31, 2002                         $  157                $4,648                $  129              $  623
      Impairment                                      -                     -                     -                   -
      Exchange translation/other *                    5                   402                     -                  11
                                                 ------                ------                ------              ------
     Ending balance,
       September 30, 2003                        $  162                $5,050                $  129              $  634
                                                 ======                ======                ======              ======
     - - - - -
     * Primarily reflects the impact of foreign exchange.

     In addition, included within Equity in net assets of affiliated companies was goodwill of $390 million at September 30, 2003.

     The components of identifiable intangible assets are as follows as of September 30, 2003 (in millions):

                                               Automotive Sector                       Financial Services Sector
                                       ----------------------------------------    --------------------------------------------
                                         Amortizable        Non-amortizable           Amortizable           Non-amortizable
                                       ---------------    ---------------------    ------------------    ----------------------

     Gross carrying amount                $511                 $418                   $ 91                    $189
     Less:  accumulated
             amortization                  (92)                   -                    (39)                      -
                                          ----                 ----                   ----                    ----
     Net intangible assets                $419                 $418                   $ 52                    $189
                                          ====                 ====                   ====                    ====

     Pre-tax amortization expense related to these intangible assets for the nine months ended September 30, 2003 was $20 million. Intangible asset amortization is forecasted to range from $25 to $35 million per year for the next five years.

8. Variable Interest Entities - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. A Variable Interest Entity ("VIE") does not share economic risk and reward through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest.

-----------------------------

                       Ford Motor Company and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

8. Variable Interest Entities (Continued)

     Effective July 1, 2003, we adopted FIN 46 for VIEs formed prior to February 1, 2003. As a result of consolidating the VIEs of which we are the primary beneficiary, we have recognized a non-cash charge of $264 million as the Cumulative effect of change in accounting principle in our Statement of Income.

     The charge represents the difference between the fair value of the assets, liabilities and minority interests recorded upon consolidation and the carrying value of the investments. Recorded assets exclude goodwill as FIN 46 does not allow for goodwill to be recorded upon consolidation of a VIE.

     The liabilities recognized as a result of consolidating the VIEs do not represent additional claims on our general assets, rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in our September 30, 2003 Balance Sheet are $3.3 billion of VIEs assets, none of which are pledged as collateral.

     Automotive Sector
     -----------------

     VIEs of which we are the primary beneficiary:

     As of July 1, 2003, the Automotive sector consolidated certain joint ventures, which are VIEs that we have invested in and contracted with to manufacture and/or assemble vehicles and/or components. The activities with these joint ventures include purchasing substantially all of the joint ventures' output under a cost plus margin arrangement and/or volume dependent pricing. Described below are the most significant of the VIEs that were consolidated.

          Ford Otosan ("Otosan") is a joint venture in Turkey with Ford (41% partner), the Koc Group of Turkey (41% partner) and public investors (18%). Otosan is the single assembly supplier of the new Ford Transit Connect and an assembly supplier of the Ford Transit van.

          Getrag Ford Transmissions GmbH ("GFT") is a 50/50 joint venture with Getrag Deutsche Venture GmbH & Co. Kg i.G., a German company, to which we transferred our European manual transmission operations in Halewood, England, Cologne, Germany and Bordeaux, France. GFT is the primary supplier of manual transmissions for use in our European vehicles.

          ZF Transmission Technologies L.L.C. is a joint venture between Ford (49% partner) and ZF Friedrichshafen Germany (51% partner). This joint venture owns ZF Batavia L.L.C. ("ZF Batavia"), which operates our former Batavia, Ohio automatic transmission business. ZF Batavia produces both a front wheel drive continuously variable transmission and a front wheel drive 4-speed automatic transmission for use in certain of our vehicles sold in North America and Europe.

          Tekfor Cologne Gmbh ("Tekfor") is a 50/50 joint venture with Neumayer Holdings GmbH, a German company, to which we transferred our Cologne forging operations. Tekfor produces transmission and chassis components for use in our vehicles. Tekfor was formed and consolidated in the second quarter of 2003.

     We hold equity interests in certain Ford and/or Lincoln Mercury dealerships. As of July 1, 2003, we consolidated a portfolio of approximately 160 dealerships that are part of our Dealer Development program. The program's purpose is to facilitate the establishment of independent franchised dealers by allowing a participating dealership operator to become the sole owner of a Ford and/or Lincoln Mercury dealership corporation by purchasing equity from Ford using the operator's share of dealership net profits. We supply and finance the majority of vehicles and parts to these dealerships and the operators have a contract to buy Ford's equity interest over a period of time.

     VIEs of which we are not the primary beneficiary:

     Ford has investments in two subsidiary trusts, Ford Motor Company Capital Trust I ("Trust I") and Ford Motor Company Capital Trust II ("Trust II") that are VIEs of which Ford is not the primary beneficiary. Prior to July 1, 2003, Trust I and Trust II were consolidated in our financial statements and the preferred securities of Trust I and Trust II were presented as Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of the Company on our Balance Sheet. Effective July 1, 2003, we deconsolidated Trust I and Trust II and our obligations to Trust I and Trust II are presented as Subordinated debt on our Balance Sheet. For further discussions of our obligations to Trust I and Trust II, refer to Notes 14 and 15 of the Notes to the Financial Statements in the 10-K Report.

     Ford has several investments in other joint ventures deemed to be VIEs where we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure to any potential losses, should they occur, associated with these VIEs is limited to our equity investments (approximately $2 million) and, where applicable, receivables due from the VIEs (approximately $38 million).

-----------------------------

                       Ford Motor Company and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

8. Variable Interest Entities (Continued)

     Financial Services Sector
     -------------------------

     Ford Credit

     Ford Credit has investments in certain joint ventures deemed to be VIEs in which it is not the primary beneficiary. The risks and rewards associated with Ford Credit's interests in these entities are based primarily on ownership percentages. Ford Credit's maximum exposure to any potential losses, should they occur, associated with these VIEs is limited to its equity investments, which at September 30, 2003 totaled approximately $100 million.

9. Income Per Share of Common and Class B Stock - The calculation of diluted income/(loss) per share of Common and Class B Stock takes into account the effect of rights to acquire our Common Stock, such as stock options, considered to be potentially dilutive. Basic and diluted income/(loss) per share were calculated using the following (in millions):

                                                                              Third Quarter                      Nine Months
                                                                        --------------------------       ---------------------------
                                                                           2003           2002               2003           2002
                                                                        -----------    -----------       -----------    ------------
     Diluted Income
     Income/(loss) attributable to Common and Class B
      Stock after Preferred Stock dividends                             $  (25)        $ (330)           $1,288         $ (861)
     Convertible preferred securities interest                               -              -               160              -
                                                                        ------         ------            ------         ------
       Diluted income/(loss)                                            $  (25)        $ (330)           $1,448         $ (861)
                                                                        ======         ======            ======         ======

     Average shares outstanding                                          1,831          1,822             1,832          1,814
     Issuable and uncommitted ESOP shares                                   (2)            (1)               (2)            (1)
                                                                        ------         ------            ------         ------
       Basic shares                                                      1,829          1,821             1,830          1,813
     Reverse antidilutive contingently issuable
      shares included above                                                  -             (1)                -              -
     Net dilutive effect of options                                         14              -*               10             13
     Convertible preferred securities                                        -**            -**             282              -**
                                                                        ------         ------            ------         ------
       Diluted shares                                                    1,843          1,820             2,122          1,826
                                                                        ======         ======            ======         ======

     - - - - -
       Not included in calculation of diluted earnings per share due to their antidilutive effect:
       * 8 million potential shares related to options; and ** 282 million shares related to convertible preferred securities.

10. Comprehensive Income - Other comprehensive income primarily reflects adjustments for foreign currency translation and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Total comprehensive income is summarized as follows (in millions):

                                                                              Third Quarter                      Nine Months
                                                                        --------------------------       ---------------------------
                                                                          2003           2002              2003           2002
                                                                        -----------    -----------       -----------    ------------
     Net income/(loss)                                                  $  (25)        $ (326)           $1,288         $ (850)
     Other comprehensive income/(loss)                                     309            408             1,775          3,389
                                                                        ------         ------            ------         ------
       Total comprehensive income/(loss)                                $  284         $   82            $3,063         $2,539
                                                                        ======         ======            ======         ======

11. Guarantees - On November 26, 2002, FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the guarantee. The fair values of guarantees and indemnifications issued during 2003 are recorded in the financial statements and are de minimis. At September 30, 2003, the following guarantees were issued and outstanding:

     Guarantees related to affiliates and third parties: We guarantee debt and lease obligations of certain joint ventures as well as certain financial obligations of outside third parties to support business and economic growth. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $475 million, the majority of which relates to the Automotive sector.

     In 1992, we issued $500 million of 7.25% Notes due October 1, 2008 ("Notes"). In 1999, the bondholders agreed to relieve us as the primary obligor with respect to the principal of these Notes. As part of this transaction, Ford placed certain financial assets into an escrow trust for the benefit of the bondholders, and the trust became the primary obligor with respect to the principal (Ford became secondarily liable for the entire principal amount). Currently $150 million is recorded

-----------------------------

                       Ford Motor Company and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

11.  Guarantees (Continued)

     in the financial statements as Senior debt related to this transaction, which is being amortized over the life of the Notes.

     We also have guarantees outstanding associated with two subsidiary trusts, Trust I and Trust II. For further discussions of Trust I and Trust II, refer to Notes 14 and 15 of the Notes to the Financial Statements in the 10-K Report.

     Sales to third parties of Automotive receivables, with recourse: From time to time, the Automotive sector sells receivables to third parties with recourse. Receivables are sold on a rolling basis and individual sales liquidate at different times. A payment would be triggered by failure of the obligor to fulfill its obligations covered by the contract. The maximum potential amount of future payments is approximately $59 million.

     Indemnifications: In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as the sale of a business. These indemnifications might include claims against any of the following: environmental, tax and shareholder matters; intellectual property rights; governmental regulations and employment-related matters; dealer, supplier, and other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable. We are party to numerous indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

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

     Beginning balance, December 31, 2002                               $ 5,401
      Payments made in 2003                                              (2,594)
      Changes in accrual related to warranties issued in 2003             2,525
      Changes in accrual related to pre-existing warranties                (268)
      Foreign currency translation and Other*                               276
                                                                        -------
     Ending balance, September 30, 2003                                 $ 5,340
                                                                        =======
     - - - - -
     * Other includes newly consolidated VIEs (see Note 8).

12. Segment Information - The Company's operating activity consists of two operating sectors, Automotive and Financial Services.

     The Automotive sector consists of the design, development, manufacture, sale and service of cars, trucks and service parts. We are reporting our Automotive sector results as two primary segments, North America and International. The North America segment includes primarily the sale of Ford, Lincoln and Mercury brand vehicles and related service parts in the U.S., Canada and Mexico, and the associated costs to design, develop, manufacture and service these vehicles and parts. The International segment includes primarily the sale of Ford-brand vehicles and related service parts outside of North America and the sale of Premier Automotive Group brand vehicles (i.e., Volvo, Jaguar, Land Rover and Aston Martin) and related service parts throughout the world (including North America), together with the associated costs to design, develop, manufacture and service these vehicles and parts. Additionally, the International segment includes our share of the results of Mazda Motor Corporation and
     Mazda-related joint ventures. The Other Automotive component of the Automotive sector consists primarily of net interest expense, which is not managed individually by the two segments. Transactions among automotive segments are presented on an absolute cost basis, eliminating the effect of legal entity transfer prices within the Automotive sector for vehicles, components and product engineering. Prior to 2003, the Automotive sector was reported as one segment. Prior period information reflects the two reporting segments within the Automotive sector.

     The Financial Services sector includes two primary segments, Ford Credit and Hertz. Ford Credit provides vehicle-related financing, leasing, and insurance. Hertz rents cars, light trucks and industrial and construction equipment.

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

-----------------------------
                       Ford Motor Company and Subsidiaries
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)

12. Segment Information (Continued)

                                                                                                                 Elims/
     (in millions)                          Automotive Sector                 Financial Services Sector a/       Other     Total
                                    ---------------------------------     ---------------------------------     -------   -------
                                     North    Inter-                        Ford             Elims/                b/
                                    America  national  Other    Total      Credit    Hertz   Other     Total
                                    -------  -------- ------   -------    --------  ------   ------   -------
THIRD QUARTER 2003
Revenues
 External customer                  $17,876  $12,461  $     -  $ 30,337   $  4,915  $ 1,488  $  148   $  6,551  $     -   $ 36,888
 Intersegment                           544      520        -     1,064         75        6       2         83   (1,147)         -
Income
 Income/(loss) before income taxes     (116)    (494)       1      (609)       809      186      37      1,032        -        423

THIRD QUARTER 2002
 Revenues
  External customer                  21,258   10,814      324    32,396      5,523    1,412       7      6,942        -     39,338
  Intersegment                          576      513        -     1,089         96        9      (9)        96   (1,185)         -
Income
 Income/(loss) before income taxes      591     (714)    (495)     (618)       460      160     (48)       572        -        (46)


NINE MONTHS 2003
Revenues
 External customer                   60,789   37,930        -    98,719     15,488    3,899     340     19,727        -    118,446
 Intersegment                         2,671    1,230        -     3,901        233       21      (5)       249   (4,150)         -
Income
 Income/(loss) before income taxes    1,565   (1,258)    (254)       53      2,197      184      44      2,425        -      2,478
Other Disclosures
 Total assets at September 30                                   119,159    178,380   13,249   4,124    195,753        -    314,912
NINE MONTHS 2002
Revenues
 External customer                   65,818   33,030      916    99,764     17,020    3,752     470     21,242        -    121,006
 Intersegment                         3,026      962        -     3,988        271       24      (9)       286   (4,274)         -
Income
 Income/(loss) before income taxes    1,977   (1,554)  (1,008)     (585)     1,375      173     (33)     1,515        -        930
Other Disclosures
 Total assets at September 30                                   100,112    169,387   11,597   4,600    185,584        -    285,696

- - - - -
a/ Financial Services sector's interest income is recorded as Revenues. b/ Includes intersector transactions occurring in the ordinary course of business.

                        Report of Independent Accountants


To the Board of Directors and Stockholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of September 30, 2003, and the related consolidated statement of income for each of the three-month and nine-month periods ended September 30, 2003 and 2002 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2003 and 2002. In addition, we have reviewed the accompanying interim sector balance sheet and the related sector statements of income and of cash flows, presented for purposes of additional analysis. The interim consolidated and sector financial statements (collectively, the "interim financial statements") are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which changed the method for accounting for stock-based employee compensation. In addition, as discussed in Note 8 to the consolidated financial statements, on July 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51".

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated and sector balance sheets as of December 31, 2002, and the related consolidated and sector statements of income and of cash flows, and consolidated statement of stockholders' equity for the year then ended (not presented herein), and in our report dated January 17, 2003, we expressed an unqualified opinion on those consolidated and sector financial statements. In our opinion, the information set forth in the accompanying consolidated and sector balance sheet information as of December 31, 2002, is fairly stated in all material respects in relation to the consolidated and sector balance sheets from which it has been derived.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
October 16, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

THIRD QUARTER RESULTS OF OPERATIONS

     Our worldwide net loss was $25 million in the third quarter of 2003, or $0.01 per diluted share of Common and Class B Stock. In the third quarter of 2002, losses were $326 million, or $0.18 per share.

     Our worldwide Automotive sales and Financial Services revenues totaled $36.9 billion in the third quarter of 2003, down $2.5 billion from a year ago. Unit sales of cars and trucks were 1,423,000 units, down 233,000 units from a year ago. In the third quarter of 2003, our U.S. corporate market share was 19.9%, down 1.4 percentage points from the same period a year ago. Our European corporate market share was 10.7% in the third quarter of 2003, down 0.3 percentage points from the same period a year ago.

     Results by business sector for the third quarter of 2003 and 2002 are shown below (in millions):

                                                                                  Third Quarter Net Income/(Loss)
                                                                            --------------------------------------------
                                                                                                          2003
                                                                                                      Over/(Under)
                                                                              2003        2002*           2002
                                                                            ----------- ------------ -------------------
Income/(loss) before income taxes
  Automotive sector                                                         $ (609)     $ (618)          $   9
  Financial Services sector                                                  1,032         572             460
                                                                            ------      ------           -----
     Total Company                                                             423         (46)            469
 Provision for/(benefit from) income taxes                                     141          81              60
 Minority interests in net income/(loss) of subsidiaries                        45         117             (72)
                                                                            ------      ------           -----
Income/(loss) from continuing operations                                       237        (244)            481
 Income/(loss) from discontinued/held-for-sale operations                        2         (27)             29
 Loss on disposal of discontinued/held-for-sale operations                       -         (55)             55
 Cumulative effect of change in accounting principle                          (264)          -            (264)
                                                                            ------      ------           -----
Net income/(loss)                                                           $  (25)     $ (326)          $ 301
                                                                            ======      ======           =====

------------
* Certain amounts were reclassified to conform to current period presentation consistent with the presentation in our 10-K Report. Reclassifications include profits and losses related to discontinued and held-for-sale operations.

Automotive Sector
-----------------

     As discussed in our 10-K Report, beginning with the first quarter of 2003, we expanded the number of operating segments we present by reporting two segments within our Automotive sector - North America and International. See
Note 12 of the Notes to Financial Statements for a description of these segments.

     As a result of changes in our management structure that became effective on October 1, 2003, beginning with the fourth quarter 2003, the North America Automotive segment will be renamed the Americas segment and will primarily include the sale of Ford, Lincoln and Mercury brand vehicles and related service parts in North America (U.S., Canada and Mexico) and the sale of Ford-brand vehicles and related service parts in South America. We will continue to provide separate results for the North America and South America business units within our Americas segment.

     The worldwide loss before income taxes for our Automotive sector was $609 million in the third quarter of 2003 on sales of $30.3 billion, compared with a loss of $618 million in the third quarter of 2002 on sales of $32.4 billion.

     Details of third quarter Automotive sector results before income taxes are shown below (in millions):

                                                                                  Third Quarter Income/(Loss)
                                                                                      Before Income Taxes
                                                                           -------------------------------------------
                                                                                                           2003
                                                                                                       Over/(Under)
                                                                              2003         2002            2002
                                                                           ------------ ------------ -----------------
North America Automotive segment                                            $(116)      $ 591           $(707)

International Automotive segment
 - Ford Europe                                                               (452)       (246)           (206)
 - Ford South America                                                         (26)       (243)            217
 - Ford Asia Pacific                                                            1         (49)             50
 - Premier Automotive Group                                                   (22)       (160)            138
 - Other International                                                          5         (16)             21
                                                                            -----       -----           -----
    Total International Automotive segment                                   (494)       (714)            220

Other Automotive                                                                1        (495)            496
                                                                            -----       -----           -----

    Total Automotive sector                                                 $(609)      $(618)          $   9
                                                                            =====       =====           =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

North America Automotive Segment

     Loss before income taxes for our North America Automotive segment was $116 million in the third quarter of 2003 on sales of $17.9 billion. Income before income taxes in the third quarter of 2002 was $591 million on sales of $21.3 billion. The decline reflected lower vehicle sales and lower net pricing, partially offset by strong cost performance and improved product mix. See "Outlook - Costs" below for additional discussion of cost performance.

     In the third quarter of 2003, our unit sales in North America were 783,000, down from 998,000 for the same period a year ago. The sales decrease reflected a larger reduction in dealer stocks (87,000 units) compared with a year ago and reduced market share. Our U.S. market share for Ford, Lincoln, and Mercury brand vehicles was 18.6% in the third quarter of 2003, down 1.5 percentage points from a year ago, reflecting primarily a planned reduction in daily rental vehicle sales and the discontinuation of low-margin models (Ford Escort, Lincoln Continental, Mercury Cougar and Mercury Villager).

International Automotive Segment

     Loss before income taxes for our International Automotive segment was $494 million in the third quarter of 2003 on sales of $12.4 billion compared with a loss of $714 million in the same period of 2002 on sales of $10.8 billion. With respect to any explanatory factors in the following discussion that involve cost performance, see "Outlook - Costs" below for further information.

     Ford Europe. Loss before income taxes for our Ford Europe business unit was $452 million in the third quarter of 2003 on sales of $4.7 billion compared with a loss of $246 million in the same period of 2002 on sales of $4.4 billion. The decline reflected a larger reduction in dealer stocks, unfavorable net pricing, a less favorable product mix and unfavorable exchange rates, partially offset by cost performance.

     In the third quarter of 2003, unit sales for Ford Europe were 326,000, down from 341,000 for the same period a year ago. European market share for our Ford-brand vehicles was 8.6% in the third quarters of 2003 and 2002.

     We recently announced restructuring actions related to our Ford Europe business unit that include personnel reductions in the United Kingdom and Germany, a shift removal at our plant in Genk, Belgium and other manufacturing efficiencies. A total of about 6,700 employees will be affected by these actions. The United Kingdom actions, affecting about 500 employees, occurred in the third quarter of 2003, for which we incurred a $56 million pre-tax charge in the third quarter of 2003. We expect to incur pre-tax charges of between $550 million and $600 million for the balance of these actions. Of the $550 million to $600 million, we expect to incur a significant portion in the fourth quarter of 2003 and the balance in 2004. We expect most of the cash outlay for these restructuring actions will take place in 2004. We anticipate these actions will reduce costs in our Ford Europe business unit by about $450 million in 2004 and about $550 million annually thereafter.

     Ford South America. Loss before income taxes for our Ford South America business unit was $26 million in the third quarter of 2003 on sales of $489 million compared with a loss of $243 million in the same period of 2002 on sales of $392 million. The improvement reflected primarily the non-recurrence of currency devaluation a year ago, as well as improved net pricing and market share.

     In the third quarter of 2003, unit sales for Ford South America were 55,000, up from 52,000 for the same period a year ago. Market share of Ford-brand vehicles sold in Brazil was 12.1% in the third quarter of 2003, up from 10.9% a year ago, reflecting primarily higher sales of the new Ford Ecosport and Fiesta models.

     Ford Asia Pacific. Income before income taxes for our Ford Asia Pacific business unit was $1 million on sales of $1.6 billion in the third quarter of 2003 compared with a loss of $49 million in the same period of 2002 on sales of $1.1 billion. The improvement reflected primarily higher industry volume, improved market share and favorable exchange rates, partially offset by higher development costs for new products.

     In the third quarter of 2003, unit sales for Ford Asia Pacific were 96,000, up from 77,000 for the same period a year ago. Our market share in Australia improved to 14.7% in the third quarter of 2003, up from 13.3% a year ago, reflecting primarily the introduction of the new Ford Falcon model towards the end of 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

     Premier Automotive Group. Loss before income taxes for our PAG business unit was $22 million on sales of $5.6 billion in the third quarter of 2003 compared with a loss of $160 million in the same period of 2002 on sales of $4.9 billion. The improvement reflected primarily improved cost performance and product mix, partially offset by unfavorable exchange rates.

     In the third quarter of 2003, worldwide unit sales for PAG were 163,000, down from 188,000 from the same period a year ago. U.S. market share was 1.3%, up from 1.2% a year ago. European market share was 2.1%, down from 2.4% a year ago.

     Other International. Other International had profits of $5 million for the third quarter of 2003, up from a loss of $16 million for the third quarter of 2002, reflecting improvements in our Mazda-related investments.

Other Automotive

     In 2003, Other Automotive had income before income taxes of $1 million for the third quarter of 2003 compared with a loss of $495 million in the same period of 2002. The 2002 results include a $570 million charge related to the sale of Kwik-Fit Holding Ltd. ("Kwik-Fit") and other non-core businesses. The improvement also reflects interest income of $331 million related to a tax refund in the third quarter of 2003 compared with interest income of $211 million on a tax refund in the same period a year ago. These improvements were partially offset by higher interest expense, including $95 million of interest expense related to our trust preferred securities that was classified as minority interest prior to our adoption of FIN 46.

Financial Services Sector
-------------------------

     Our Financial Services sector consists of two primary segments, Ford Credit and Hertz. Details of Financial Services sector income/(loss) before income taxes for the third quarters of 2003 and 2002 are shown below (in millions):

                                                           Third Quarter Income/(Loss)
                                                               Before Income Taxes
                                                      ------------------------------------------
                                                                                     2003
                                                                                   Over/(Under)
                                                         2003           2002          2002
                                                      ------------   ----------   --------------
Ford Credit                                           $  809           $460         $349
Hertz*                                                   186            160           26
Other Financial Services                                  37            (48)          85
                                                      ------           ----         ----

   Total Financial Services sector                    $1,032           $572         $460
                                                      ======           ====         ====

------------

* Includes amortization expense related to intangibles recognized upon consolidation of Hertz.

Ford Credit

     Ford Credit's consolidated income before income taxes in the third quarter of 2003 was $809 million, up $349 million from the third quarter of 2002. Compared with 2002, the increase primarily reflected a lower provision for credit losses, the favorable impact of the interest rate environment on borrowing costs and the net favorable market valuation of derivative instruments and associated exposures. The impact of lower average net receivables was a partial offset.

     The provision for credit losses in the third quarter of 2003 was $445 million, down $266 million from a year ago, reflecting primarily lower lease and retail placement volumes, receivables sold in off-balance sheet securitizations and whole-loan sale transactions. Ford Credit's average borrowing cost rate was 4.1% compared with 5.1% a year ago.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

     Details of credits losses and loss-to-receivables ratios (annualized net credit losses during a period as a percentage of average net receivables for that period) for the third quarters of 2003 and 2002 are shown below (in millions except for ratios):

                                                                                      Third Quarter
                                                                        -----------------------------------------
                                                                                                       2003
                                                                                                   (over)/under
                                                                            2003        2002           2002
                                                                        -----------  ----------  ----------------
Credit losses
   On-balance sheet                                                     $  466        $  591       $  125
   Managed                                                                 679           706           27

Loss-to-receivables ratio
   On-balance sheet                                                       1.40%         1.71%        0.31 ppts.
   On-balance sheet (including credit losses associated with
     reacquired receivables)*                                             1.52%         1.71%        0.19 ppts.

------------
* We believe that the use of the on-balance sheet loss-to-receivables ratio that includes the credit losses on reacquired receivables is useful to our investors because it provides a more complete presentation of our on-balance sheet credit loss performance.

                                                                                      September 30,
                                                                        -----------------------------------------
                                                                                                      2003
                                                                                                   (over)/under
Allowance for credit losses                                                 2003         2002         2002
                                                                        ------------  ----------- ---------------
   On-balance sheet (in billions)                                       $  3.2         $  3.2       $    -
   As a percent of on-balance sheet receivables                          2.43%          2.33%        (0.10) ppts.

     The decrease in credit losses related to on-balance sheet receivables reflected primarily lower placement volumes, off-balance sheet securitizations and whole-loan sale transactions. The improvement in the loss-to-receivables ratio largely reflected the lower amount of off-balance sheet securitization in 2003, which resulted in a greater portion of the recently originated receivables being retained on our balance sheet. Credit losses on recently originated receivables are generally lower initially and increase as the receivables mature.

     Sales of receivables through off-balance sheet securitizations and whole-loan sale transactions reduce Ford Credit's financing margins in the year the receivables are sold, as well as in future years, compared with what they otherwise would be if Ford Credit continued to own the receivables. These foregone financing margins can offset any positive impact associated with the gain on sales of receivables. The net impact of off-balance sheet securitizations and whole-loan sale transactions on Ford Credit's revenue and earnings in a given period will vary depending on the amount and type of receivables sold and timing of the transactions in the current period and the preceding two to three year period, as well as the interest rate environment at the times the finance receivables were originated and securitized or sold. The following table shows, on an analytical basis, the pre-tax impact of sales of receivables through off-balance sheet securitizations (including FCAR-related receivables through May 15, 2003) and whole-loan sale transactions for the third quarter of 2003 and 2002, net of the effect of reduced financing margins attributable to the sold receivables (in millions):

                                                                                     Third Quarter
                                                                                ----------------------
                                                                                  2003         2002
                                                                                ---------    ---------
Net gain on sales of receivables                                                $  45        $  57
Servicing fees                                                                    152          176
Interest income from retained securities                                          138          149
Excess spread and other                                                           240          213
                                                                                -----        -----
  Total revenue related to receivables sales                                      575          595
Reduction in financing margin from current-period securitizations*                (27)         (82)
Reduction in financing margin from prior-period securitizations*                 (648)        (637)
                                                                                -----        -----
Pre-tax impact of receivables sales                                             $(100)       $(124)
                                                                                =====        =====

------------
* Calculated on a basis using a borrowing cost equal to the actual financing rate paid to securitization investors, which was significantly lower than Ford Credit's average borrowing cost for unsecured debt for the periods presented. If calculated on a basis using Ford Credit's average borrowing cost for unsecured debt, the reduction in financing margin from securitization would be significantly lower.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

Hertz

     In the third quarter of 2003, Hertz's income before income taxes was $186 million, up from $160 million in the third quarter of 2002. This increase reflected favorable cost performance and higher rental-car volume, offset partially by lower pricing reflecting a highly competitive environment.

Other Financial Services

     In the third quarter of 2003, results for Other Financial Services were $37 million, up $85 million from a year ago, reflecting primarily the write-down of certain aircraft leases in 2002.


FIRST NINE MONTHS RESULTS OF OPERATIONS

     Our worldwide earnings were $1.3 billion in the first nine months of 2003, or $0.68 per diluted share of Common and Class B Stock. In the first nine months of 2002, losses were $850 million, or $0.47 per share.

     Our worldwide Automotive sales and Financial Services revenues totaled $118.4 billion in the first nine months of 2003, down from $121.0 billion a year ago. Unit sales of cars and trucks were 4,844,000 units, down 341,000 units from a year ago. In the first nine months of 2003, our U.S. corporate market share was 20.6%, down 0.5 percentage points from the same period a year ago. Our European corporate market share was 10.9% in the first nine months of 2003, down
0.1 percentage points from the same period a year ago.

     Results by business sector for the first nine months of 2003 and 2002 are shown below (in millions):

                                                                                       First Nine Months
                                                                                       Net Income/(Loss)
                                                                             ----------------------------------------
                                                                                                           2003
                                                                                                       Over/(Under)
                                                                               2003        2002*           2002
                                                                             ----------- ------------ ---------------
Income/(loss) before income taxes
  Automotive sector                                                          $   53      $  (585)        $  638
  Financial Services sector                                                   2,425        1,515            910
                                                                             ------      -------         ------
     Total Company                                                            2,478          930          1,548
 Provision for/(benefit from) income taxes                                      672          350            322
 Minority interests in net income/(loss) of subsidiaries                        245          285            (40)
                                                                             ------      -------         ------
Income/(loss) from continuing operations                                      1,561          295          1,266
 Income/(loss) from discontinued/held-for-sale operations                        (4)         (48)            44
 Loss on disposal of discontinued/held-for-sale operations                       (5)         (95)            90
 Cumulative effect of change in accounting principle                           (264)      (1,002)           738
                                                                             ------      -------         ------
Net income/(loss)                                                            $1,288      $  (850)        $2,138
                                                                             ======      =======         ======

------------
* Certain amounts were reclassified to conform to current period presentation consistent with the presentation in our 10-K Report. Reclassifications include profits and losses related to discontinued and held-for-sale operations.


Automotive Sector
-----------------

     Worldwide income before income taxes for our Automotive sector was $53 million in the first nine months of 2003 on sales of $98.7 billion compared with a loss of $585 million in the first nine months of 2002 on sales of $99.8 billion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

     Details of the first nine months Automotive sector results before income taxes are shown below (in millions):

                                                                                  First Nine Months
                                                                            Income/(Loss) Before Income Taxes
                                                                          -----------------------------------------
                                                                                                         2003
                                                                                                      Over/(Under)
                                                                             2003          2002          2002
                                                                          ------------ ------------ ---------------
North America Automotive segment                                           $ 1,565      $1,977        $(412)

International Automotive segment
 - Ford Europe                                                              (1,226)       (532)        (694)
 - Ford South America                                                         (126)       (526)         400
 - Ford Asia Pacific                                                           (53)       (141)          88
 - Premier Automotive Group                                                     56        (352)         408
 - Other International                                                          91          (3)          94
                                                                            ------      -------       -----
    Total International Automotive segment                                  (1,258)     (1,554)         296

Other Automotive                                                              (254)     (1,008)         754
                                                                            ------      ------        -----

    Total Automotive sector                                                 $   53      $ (585)       $ 638
                                                                            ======      ======        =====

North America Automotive Segment

     Income before income taxes for our North America Automotive segment was $1.6 billion in the first nine months of 2003 on sales of $60.8 billion. Income before income taxes in the first nine months of 2002 was $2.0 billion on sales of $65.8 billion. The decline reflected unfavorable net pricing, a dealer stock reduction in 2003 compared with a dealer stock build in 2002 and lower market share, partially offset by cost reductions and favorable product mix.

     In the first nine months of 2003, our unit sales in North America were 2,791,000, down from 3,148,000 for the same period a year ago. Our U.S. market share for Ford, Lincoln, and Mercury brand vehicles was 19.3% in the first nine months of 2003, down from 19.9% a year ago, reflecting primarily the discontinuation of low-margin models (Ford Escort, Lincoln Continental, Mercury Cougar and Mercury Villager) and a planned reduction in daily rental vehicle sales.

International Automotive Segment

     Loss before income taxes for our International Automotive segment was $1.3 billion in the first nine months of 2003 on sales of $37.9 billion compared with a loss of $1.6 billion in the same period of 2002 on sales of $33.0 billion.

     Ford Europe. Loss before income taxes for our Ford Europe business unit was $1.2 billion in the first nine months of 2003 on sales of $14.9 billion compared with a loss of $532 million in the same period of 2002 on sales of $13.4 billion. The decline was primarily the result of a less favorable vehicle mix, lower net pricing and unfavorable exchange rates, partially offset by cost reductions.

     In the first nine months of 2003, unit sales for Ford Europe were 1,113,000, up from 1,101,000 for the same period a year ago. European market share for our Ford-brand vehicles was 8.8% in the first nine months of 2003, up from 8.7% a year ago.

     Ford South America. Loss before income taxes for our Ford South America business unit was $126 million in the first nine months of 2003 on sales of $1.2 billion compared with a loss of $526 million in the same period of 2002 on sales of $1.2 billion. The improvement was primarily due to the non-recurrence of currency devaluation experienced in the same period a year ago, favorable net pricing and higher market share.

     In the first nine months of 2003, unit sales for Ford South America were 148,000, up from 139,000 for the same period a year ago. Market share of Ford-brand vehicles sold in Brazil was 11.4% in the first nine months of 2003, up from 9.4% a year ago. The improvement primarily reflected sales of the new Ford Fiesta and EcoSport models.

     Ford Asia Pacific. Loss before income taxes for our Ford Asia Pacific business unit was $53 million on sales of $4.3 billion in the first nine months of 2003 compared with a loss of $141 million in the same period of 2002 on sales of $3.1 billion. The improvement primarily reflected higher net pricing and improved unit sales volume and product mix, partially offset by higher costs related to new products.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

     In the first nine months of 2003, unit sales for Ford Asia Pacific were 260,000, up from 227,000 for the same period a year ago. Our market share in Australia improved to 14.2% in the first nine months of 2003, up from 13.0% a year ago, reflecting primarily the introduction of the new Ford Falcon model toward the end of 2002.

     Premier Automotive Group. Income before income taxes for our PAG business unit was $56 million on sales of $17.5 billion in the first nine months of 2003 compared with a loss of $352 million in the same period of 2002 on sales of $15.3 billion. The improvement primarily reflected cost reductions and favorable product mix with the launch of the new Volvo XC90 and Jaguar XJ models, partially offset by unfavorable exchange rates.

     In the first nine months of 2003, worldwide unit sales for PAG were 532,000, down from 570,000 from the same period a year ago. U.S. market share was 1.3%, up from 1.2% a year ago. European market share was 2.1%, down from 2.2% a year ago.

     Other International. Other International had profits of $91 million in the first nine months of 2003, up from a loss of $3 million in the first nine months of 2002. The improvement primarily reflected our share of Mazda's improved operating results.

Other Automotive

     Other Automotive had a loss before income taxes of $254 million in the first nine months of 2003 compared with a loss of $1.0 billion in the same period a year ago. The improvement reflected the non-recurrence of losses in non-core businesses that have now been sold or shut down and lower interest expense.


Financial Services Sector
-------------------------

     Details of first nine months Financial Services sector income/(loss) before income taxes for 2003 and 2002 are shown below (in millions):

                                                      First Nine Months Income/(Loss)
                                                          Before Income Taxes
                                                -------------------------------------------
                                                                               2003
                                                                             Over/(Under)
                                                   2003          2002          2002
                                                ------------   ----------   ---------------
Ford Credit                                      $2,197         $1,375        $822
Hertz*                                              184            173          11
Other Financial Services                             44            (33)         77
                                                 ------         ------        ----
   Total Financial Services sector               $2,425         $1,515        $910
                                                 ======         ======        ====

------------
* Includes amortization expense related to intangibles recognized upon consolidation of Hertz.


Ford Credit

     Ford Credit's consolidated income before income taxes in the first nine months of 2003 was $2.2 billion, up $822 million from the first nine months of 2002. Compared with 2002, the increase primarily reflected a lower provision for credit losses, the favorable impact of the interest rate environment on borrowing costs, higher income related to securitizations and the net favorable market valuation of derivative instruments and associated exposures. The impact of lower average net receivables was a partial offset.

     The provision for credit losses in the first nine months of 2003 was $1.5 billion, down $753 million from a year ago, primarily reflecting lower lease and retail placement volumes, receivables sold in securitizations and whole-loan sale transactions. Ford Credit's average borrowing cost rate was 4.3% compared with 5.2% a year ago. Revenue related to receivables sales was $2.1 billion, up $387 million from a year ago, reflecting primarily higher excess spread and higher levels of interest income from retained securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

     Details of credits losses and loss-to-receivables ratios for the first nine months of 2003 and 2002 are shown below (in millions except for ratios):

                                                                                  First Nine Months
                                                                        ------------------------------------------
                                                                                                       2003
                                                                                                    (over)/under
                                                                           2003           2002         2002
                                                                        -----------   ----------- ---------------
Credit losses
   On-balance sheet                                                     $ 1,410        $ 1,723       $  313
   Managed                                                                2,006          2,025           19

Loss-to-receivables ratio
   On-balance sheet                                                       1.48%          1.65%         0.17 ppts.
   On-balance sheet (including credit losses associated
   with reacquired receivables)*                                          1.54%          1.65%         0.11 ppts.

------------
* We believe that the use of the on-balance sheet loss-to-receivables ratio that includes the credit losses on reacquired receivables is useful to our investors because it provides a more complete presentation of our on-balance sheet credit loss performance.

     Credit losses on Ford Credit's on-balance sheet portfolio for the first nine months of 2003 were $1.4 billion, down $313 million from the first nine months of 2002, reflecting primarily lower receivables resulting from lower placement volumes, off-balance sheet securitizations and whole-loan sale transactions.

     The following table shows, on an analytical basis, the pre-tax impact of sales of receivables through off-balance sheet securitizations (including FCAR-related receivables through May 15, 2003) and whole-loan sale transactions for the first nine months of 2003 and 2002, net of the effect of reduced financing margins attributable to the sold receivables (in millions):

                                                                                   First Nine Months
                                                                                -----------------------
                                                                                  2003          2002
                                                                                ----------    ---------
Net gain on sales of receivables                                                 $  329        $  289
Servicing fees                                                                      528           514
Interest income from retained securities                                            545           449
Excess spread and other                                                             737           500
                                                                                 ------        ------
  Total revenue related to receivables sales                                      2,139         1,752
Reduction in financing margin from current-period securitizations*                 (457)         (547)
Reduction in financing margin from prior-period securitizations*                 (1,988)       (1,568)
                                                                                 ------        ------
Pre-tax impact of receivables sales                                              $ (306)       $ (363)
                                                                                 ======        ======

-----------
* Calculated on a basis using a borrowing cost equal to the actual financing rate paid to securitization investors, which was significantly lower than Ford Credit's average borrowing cost for unsecured debt for the periods presented. If calculated on a basis using Ford Credit's average borrowing cost for unsecured debt, the reduction in financing margin from securitization would be significantly lower.


Hertz

     In the first nine months of 2003, Hertz's income before income taxes was $184 million, up from $173 million in the first nine months of 2002. The increase reflected higher rental-car volumes and improved cost performance, offset partially by lower pricing.

Other Financial Services

     In the first nine months of 2003, results for Other Financial Services were $44 million, up from a loss of $33 million in the first nine months of 2002, reflecting primarily the write-down of certain aircraft leases in 2002.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

     Gross Cash - We consider Automotive gross cash to include cash and cash equivalents, marketable securities, loaned securities and assets contained in a Voluntary Employee Beneficiary Association ("VEBA") trust, which are financial assets available to fund certain future employee benefit obligations in the near term, as summarized below (in billions):

                                                                    2003                              2002
                                                       ------------------------------   ------------------------------
                                                        September 30      January 1      September 30      January 1
                                                       ---------------  -------------   ---------------  -------------
   Cash and cash equivalents                            $  6.8            $  5.2         $  8.7             $  4.1
   Marketable securities                                  12.2              17.4           16.1               10.9
   Loaned securities *                                     7.0                 -              -                  -
                                                        ------            ------         ------             ------
   Total cash, marketable securities and
    loaned securities                                     26.0              22.6           24.8               15.0
   VEBA assets                                             0.9               2.7            0.9                2.7
                                                        ------            ------         ------             ------
      Gross cash                                        $ 26.9            $ 25.3         $ 25.7             $ 17.7
                                                        ======            ======         ======             ======

--------------
   * As part of our investment strategy, we engage in securities lending to improve the income received from our cash portfolios. See Note 4 of the Notes to Financial Statements for additional discussion on securities lending.

     In managing our business, we classify changes in gross cash in three categories: operating-related (including capital expenditures and capital transactions with the Financial Services sector), acquisitions and divestitures, and financing-related. We believe the cash flow analysis reflected in the table below, which differs from a cash flow statement presented in accordance with United States generally accepted accounting principles ("GAAP"), is useful to investors because it includes cash flow elements not included in the most directly comparable GAAP financial measure, (i.e., "cash flows from operating activities before securities trading"), that we consider to be related to our operating activities (e.g., capital spending). Changes in Automotive gross cash for the third quarter and first nine months of 2003 and 2002 are summarized below (in billions):

                                                                             Third Quarter           First Nine Months
                                                                        -----------------------   ------------------------
                                                                           2003        2002          2003         2002
                                                                        ----------- -----------   -----------  -----------
   Gross cash at end of period                                            $26.9       $25.7         $26.9        $25.7
   Gross cash at beginning of period                                       28.7        24.9          25.3         17.7
                                                                          -----       -----         -----        -----
    Total change in gross cash                                            $(1.8)      $ 0.8         $ 1.6        $ 8.0
                                                                          =====       =====         =====        =====

   Operating-related cash flows
    Automotive income/(loss) before income taxes                          $(0.6)      $(0.6)        $ 0.1        $(0.6)
    Capital expenditures                                                   (2.2)       (1.7)         (5.6)        (4.6)
    Depreciation and special tools amortization                             1.3         1.2           4.0          3.7
    Changes in receivables, inventory and trade payables                   (0.9)       (0.6)         (1.4)        (0.4)
    Pension plan contributions                                             (0.2)       (0.1)         (1.7)        (0.4)
    Capital transactions with Financial Services sector a/                  1.2         0.4           2.8         (0.3)
    Other                                                                  (1.0)        0.5           1.7          3.2
                                                                          -----       -----         -----        -----
     Total operating-related cash flows before tax refunds                 (2.4)       (0.9)         (0.1)         0.6
    Tax refunds                                                             0.6         1.8           1.4          2.6
                                                                          -----       -----         -----        -----
     Total operating-related cash flows                                    (1.8)        0.9           1.3          3.2

   Divestitures and asset sales                                             0.1         0.1           0.5          0.5
   Acquisitions and capital contributions                                     -           -             -         (0.1)
                                                                          -----       -----         -----        ------
     Total acquisitions and divestitures                                    0.1         0.1           0.5          0.4

   Financing-related cash flows
    Dividends paid to shareholders                                         (0.2)       (0.2)         (0.5)        (0.6)
    Convertible preferred securities                                          -           -             -          4.9
    Changes in total Automotive sector debt                                (0.1)       (0.1)          0.1         (0.1)
    Other                                                                  (0.1)        0.1          (0.1)         0.2
                                                                          -----       -----         -----        -----
     Total financing-related cash flows                                    (0.4)       (0.2)         (0.5)         4.4

   Cash from FIN 46 consolidations b/                                       0.3           -           0.3            -
                                                                          -----       -----         -----        -----

      Total change in gross cash                                          $(1.8)      $ 0.8         $ 1.6        $ 8.0
                                                                          =====       =====         =====        =====

------------------
a/ Reflects operating-related cash flows (i.e., dividends, capital contributions, loans, and loan repayments).
b/  See "Adoption of New Accounting Standard" below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

     Shown in the table below is a reconciliation between financial statement cash flows from operating activities before securities trading and operating-related cash flows, calculated as shown in the table above, for the third quarter and first nine months of 2003 and 2002 (in billions):

                                                                            Third Quarter           First Nine Months
                                                                        -----------------------   ------------------------
                                                                           2003        2002          2003         2002
                                                                        ----------- -----------   -----------  -----------
   Cash flows from operating activities before securities
    trading a/                                                            $(0.9)      $ 2.8         $ 4.9        $10.9
   Items included in operating-related cash flow
    Capital transactions with Financial Services sector                     1.2         0.4           2.8         (0.3)
    Capital expenditures                                                   (2.2)       (1.7)         (5.6)        (4.6)
    Net transactions between Automotive and
     Financial Services sectors b/                                          0.7           -           0.4         (1.0)
    Other, primarily exclusion of cash in-flows from VEBA
     draw-down                                                             (0.6)       (0.6)         (1.2)        (1.8)
                                                                          -----       -----         -----        -----
      Total reconciling items                                              (0.9)       (1.9)         (3.6)        (7.7)
                                                                          -----       -----         -----        -----
   Operating-related cash flows                                           $(1.8)      $ 0.9         $ 1.3        $ 3.2
                                                                          =====       =====         =====        =====

-------------
   a/ As shown in our condensed sector statement of cash flows for the Automotive sector.
   b/ Primarily payables and receivables between the sectors in the normal course of business, as shown in our Condensed Sector Statement of Cash Flows.

     Capital transactions with the Financial Services sector improved operating-related cash flow by $1.2 billion in the third quarter of 2003, compared to $400 million in the third quarter of 2002, primarily related to improved profitability and asset reductions at Ford Credit. Capital transactions with the Financial Services sector improved operating-related cash flow by $2.8 billion in the first nine months of 2003, compared to a $300 million reduction in cash flow in the first nine months of 2002 reflecting a net capital contribution to Ford Credit in 2002. In addition, $204 million of dividends from the Financial Services sector in the first nine months of 2003 is reflected in the table above as "divestitures and asset sales" because it results from the sale by Ford Credit of its Axus vehicle fleet leasing unit. Other operating changes, primarily timing differences between expense recognition and the cash payment for costs such as health care, marketing, warranty and additional service actions, and non-recurrence of the reversal of non-cash expense associated with the sale of Kwik-Fit in the third quarter of 2002, reduced cash by $1.5 billion for each of the third quarter and the first nine months of 2003, compared with the same periods in 2002.

     Debt - At September 30, 2003, our Automotive sector had total senior debt of $15.1 billion, compared with $14.2 billion at December 31, 2002.

     Ford Motor Company Capital Trust I and Ford Motor Company Capital Trust II ("the Trusts") together have outstanding an aggregate $5.7 billion of trust preferred securities. The dividend and liquidation preferences on these securities are paid from interest and principal payments on our junior subordinated debentures held by the Trusts in an aggregate principal amount of $5.8 billion. Prior to July 1, 2003, the trust preferred securities were presented between the liabilities and equity sections of our balance sheet in accordance with the applicable accounting standards at that time. Effective July 1, 2003, the junior subordinated debentures are classified as subordinated debt in our balance sheet as the result of the adoption of FIN 46. See "Adoption of New Accounting Standard" below and Note 8 of the Notes to Financial Statements. This reclassification did not impact the status of the holders of our senior debt relative to holders of the subordinated debentures or the trust preferred securities.

Financial Services Sector
-------------------------

Ford Credit

     Debt and Cash - Ford Credit's total debt was $149.6 billion at September 30, 2003, up $9.3 billion compared with December 31, 2002. This increase
primarily   reflected  the  consolidation  of  FCAR.  Ford  Credit's   unsecured
commercial paper at September 30, 2003 totaled $8.8 billion. At September 30, 2003, the average remaining maturity of Ford Credit's unsecured commercial paper in North America and Europe was 32 days. At September 30, 2003, Ford Credit had cash and cash equivalents of $20.3 billion. In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs. This excess funding is referred to as "overborrowings." Of the $20.3 billion of cash and cash equivalents, $18.3 billion represented overborrowings, while the remaining $2 billion was employed in operating activities. The increase in overborrowing, up $13.3 billion from December 31, 2002, reflected Ford Credit's plan to pre-fund debt maturities. We believe this strategy results in greater flexibility in the execution of Ford Credit's 2004 funding plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

     Ford Credit expects its full-year 2003 public term funding requirements to be between $25 billion and $30 billion. As of September 30, 2003, Ford Credit had completed about $24 billion of public term funding transactions, or 80% to 95% of its full-year requirements. Ford Credit expects its full-year 2004 public term funding requirements to be between $20 billion and $30 billion.

     Credit Facilities - For additional funding and to maintain liquidity, Ford Credit and its majority-owned subsidiaries (including FCE Bank, plc ("FCE")) have contractually committed credit facilities with financial institutions that totaled approximately $8.6 billion at September 30, 2003, including $4.3 billion and $3.2 billion of global credit facilities at Ford Credit and FCE, respectively. Approximately $1 billion of the total facilities were in use at September 30, 2003. Forty-five percent of these facilities are committed through June 30, 2008. The global credit facilities may be used, at Ford Credit's or FCE's option, by any of their direct or indirect majority-owned subsidiaries. Any such borrowings would be guaranteed by Ford Credit or FCE. All of the global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers that would limit borrowing ability).

     Additionally, at September 30, 2003, banks provided $17.6 billion of contractually committed liquidity facilities supporting two asset-backed commercial paper programs of which $17.2 billion supported Ford Credit's FCAR program and $425 million supported Ford Credit's Motown NotesSM Program.

     In addition, Ford Credit has entered into agreements with several bank-sponsored, commercial paper issuers ("conduits") under which such conduits are contractually committed to purchase from Ford Credit, at Ford Credit's option, up to an aggregate of approximately $12.5 billion of receivables. The agreements have varying maturity dates between June 24, 2004 and October 29, 2004. As of September 30, 2003, approximately $4.3 billion of these conduit commitments were utilized.

     Leverage - At September 30, 2003, Ford Credit's financial statement leverage (debt-to-equity ratio) was 12.0 to 1. Ford Credit's managed leverage (as calculated below) was 12.7 to 1. The following table illustrates the calculation of Ford Credit's financial statement leverage (in billions except for ratios):

                                                                September 30,
                                                           ----------------------
                                                              2003        2002        December 31,2002
                                                           ----------  ----------  ----------------------
Total debt                                                  $149.6       $140.3         $140.3
Total stockholder's equity                                    12.5         13.7           13.6
Debt-to-equity ratio (to 1)                                   12.0         10.3           10.3

     The following table illustrates the calculation of Ford Credit's managed leverage (in billions except for ratios):

                                                                September 30,
                                                           ----------------------
                                                              2003         2002        December 31,2002
                                                           -----------  ---------  ----------------------
Total debt                                                  $149.6       $140.3         $140.3
Securitized off-balance sheet
 receivables outstanding                                      48.8         65.8           71.4
Retained interest in securitized
 off-balance sheet receivables                               (10.2)        (9.7)         (17.6)
Adjustments for cash and cash
 Equivalents                                                 (20.3)        (7.1)          (6.8)
Adjustments for SFAS No. 133                                  (5.4)        (6.0)          (6.2)
                                                            ------       ------         ------
  Adjusted debt                                             $162.5       $183.3         $181.1
                                                            ======       ======         ======

Total stockholder's equity
 (including minority interest)                              $ 12.5       $ 13.7         $ 13.6
Adjustment for SFAS No. 133                                    0.3          0.5            0.5
                                                            ------       ------         ------
  Adjusted equity                                           $ 12.8       $ 14.2         $ 14.1
                                                            ======       ======         ======

Managed debt-to-equity ratio (to 1)                           12.7         12.9           12.8

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

Hertz

     Debt and Cash - Hertz's total debt was $8.2 billion at September 30, 2003, up $1.1 billion from December 31, 2002, reflecting seasonal rental fleet demand and the issuance of $500 million term notes on September 30, 2003, principally to reduce short-term borrowings. Outstanding commercial paper at September 30, 2003 totaled $2.7 billion at Hertz, with an average remaining maturity of 32 days compared with $1.5 billion at December 31, 2002. At September 30, 2003, Hertz had cash and cash equivalents of $642 million, up from $275 million at December 31, 2002.

     During 2002, Hertz launched an asset-backed securitization program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing resources. As of September 30, 2003, $934 million of asset-backed commercial paper was outstanding under this program.

Total Company
-------------

     Stockholders' Equity - Our stockholders' equity was $8.2 billion at September 30, 2003, up $2.6 billion compared with December 31, 2002. The increase reflects primarily net income of $1.3 billion and other comprehensive income of $1.8 billion (primarily foreign currency translation adjustments), less dividends of $549 million. See Note 10 of the Notes to Financial Statements for further discussion of other comprehensive income.

     Debt Ratings - On November 12, 2003, Standard & Poor's Rating Services ("S&P") downgraded the long-term corporate debt ratings of Ford, Ford Credit and Hertz to "BBB-" with a stable outlook from "BBB" with a negative outlook. S&P also downgraded the short-term ratings of Ford, Ford Credit and Hertz to "A-3" from "A-2". Lower ratings generally result in higher borrowing costs and reduced access to capital markets. We expect that this downgrade will substantially reduce Ford Credit's ability to issue unsecured commercial paper. It is too early, however, to determine the impact of the downgrade on Ford Credit's funding mix for 2004. Ford Credit's funding strategy continues to be focused on maintaining liquidity and diverse and competitive funding sources. We believe Ford Credit's funding strategy will allow it to continue to fund its operations in 2003 and beyond.


ADOPTION OF NEW ACCOUNTING STANDARD

     Effective July 1, 2003, we adopted FIN 46 for variable interest entities ("VIEs") formed prior to February 1, 2003. As a result of adoption, we consolidated several VIEs in our financial statements and recognized a cumulative effect of change in accounting principle of $264 million. See Note 8 of the Notes to Financial Statements for further information, including a discussion of entities so consolidated.

     The impact on selected balance sheet items at September 30, 2003 is reflected below (in billions):

                                                           At September 30, 2003
                                                           ---------------------
AUTOMOTIVE ASSETS
 Cash and cash equivalents                                     $0.3
 Inventories                                                    1.0
 Net property                                                   1.4

AUTOMOTIVE LIABILITIES
 Senior debt                                                    0.8
 Subordinated debt                                              5.8 *

Company-obligated mandatorily redeemable preferred
 securities of subsidiary trusts holding solely
 junior subordinated debentures of the Company                 (5.7)*
--------------
* The Trusts together had outstanding preferred securities with an aggregate liquidation preference of $5.7 billion. The sole assets of the Trusts are $5.8 billion aggregate principal amount of subordinated debentures.

     Other selected impacts on Automotive third quarter 2003 results included the following (in billions):

                                             Third Quarter 2003
                                           -----------------------

Sales                                             $0.7
Costs and expenses                                 0.6
Interest expense                                   0.1
Capital expenditures                               0.1

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

OFF-BALANCE SHEET ARRANGEMENTS

     Special Purpose Entities - At September 30, 2003, the total outstanding principal amount of receivables sold by Ford Credit that was held by off-balance sheet securitization trusts was $48.8 billion, down $22.6 billion from December 31, 2002. Ford Credit's retained interests in such sold receivables at September 30, 2003 were $10.2 billion, down $7.4 billion from December 31, 2002. The decrease in receivables held by off-balance sheet securitization trusts reflected primarily the accounting consolidation of FCAR during the second quarter of 2003 and the slower pace of off-balance sheet securitizations this year. The decrease in retained interests reflected seasonal fluctuations in wholesale receivables balances.


RECENT DEVELOPMENTS

     New UAW Contract - On September 29, 2003, our new four-year collective bargaining agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America (the "UAW") became effective. The prior agreement expired on September 14, 2003. Among the significant terms of the new agreement are:

o    The ability to close four manufacturing plants in the United States,
o Eligible employees received a $3,000 cash payment in October of 2003 and will receive a cash payment in 2004 equal to 3% of eligible annual earnings, a 2% increase in wages in 2005 and a 3% increase in wages in 2006,
o Current eligible retirees will receive a lump sum payment of $800 in December 2003, 2004, 2005 and 2006, with no increase to their current pension benefit rate,
o The lifetime pension benefit rate for future retirees will increase over the term of the contract by $4.20 per month for each year of service,
o Increased flexibility to have Ford employees on assignment to Visteon Corporation transferred to open positions at Ford facilities, and
o Visteon will have the ability to negotiate a collective bargaining agreement with the UAW for new employees without the requirement that its terms mirror the terms of the Ford agreement with the UAW.

     The pension benefit changes (including the lump sum payment to current eligible retirees) added about $1.2 billion to our U.S. pension obligations, calculated using a discount rate of 6.75%. This and other increases in costs resulting from the new contract, however, are expected to be mitigated by the increased operating flexibility provided by the new agreement, including the ability to better align manufacturing capacity with changing customer demand and the consequent reduction in the number of employees covered by the agreement. The new agreement also will enable us to meet our goal of reducing manufacturing capacity by one million units in North America, consistent with our Revitalization Plan.

     Visteon Negotiations - We are presently conducting negotiations with Visteon Corporation, our largest supplier and former automotive components subsidiary that we spun off to our stockholders in June 2000. The object of the negotiations is to improve the overall competitiveness of Visteon, which will ultimately benefit us in the form of more competitive components and systems purchased from Visteon. The negotiations are primarily focused on sourcing and pricing, and could modify certain of the obligations assumed by Ford and Visteon in connection with the spin-off, including, in particular, Visteon's obligations with respect to the Ford hourly employees assigned to Visteon. Whether these negotiations with Visteon lead to any modifications to our existing agreements, and, if they do, the extent of any such modifications, will depend, in part, on the terms of the new collective bargaining agreement being negotiated between Visteon and the UAW, referred to above.


OUTLOOK

     Industry Volumes - We are changing our assumptions for industry vehicle unit sales volumes from the levels assumed earlier in the year. In the United States, based on a year-to-date seasonally adjusted average rate of 16.9 million units, we are increasing our full-year assumption to 16.9 million units from
16.5 million assumed at the beginning of year. In Europe, we are changing our full-year assumption to 16.9 million units from 17 million assumed at the beginning of the year, and 16.3 million units assumed in July 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations (Continued)
-------------

     Production - We expect our vehicle unit production in the fourth quarter of 2003 to be as follows, compared with same period last year, for our three most significant automotive business units:

                                         Unit Production
                         -----------------------------------------------------
                                                      Fourth Quarter 2003
                            Projected Fourth             Over/(Under)
  Business Unit              Quarter 2003             Fourth Quarter 2002
  -------------          ----------------------    ---------------------------

  Ford North America             920,000                    (31,000)
  Ford Europe                    430,000                    (20,000)
  PAG                            195,000                     25,000

     Net Pricing - We continue to expect the level of competitive incentive activity to remain high in the U.S. and Europe and expect net pricing for full-year 2003 to be negative in the United States and negative 1% to 2% in Europe. The net pricing metric measures the percentage change in revenue from the combined effect of changes in vehicle wholesale prices and marketing incentives, while excluding the effects of changes in unit sales volume, product mix and foreign currency exchange rates.

     Costs - Year-over-year cost reductions (excluding the effects of changes in production volume, product mix, currency exchange rates and charges related to the European restructuring actions discussed above) for the first nine months of 2003 were $2.7 billion and for the full-year 2003 are expected to be at least $3 billion. Improved quality is expected to result in lower costs of $1.6 billion. About one half of the $1.6 billion is expected to relate to changes in accruals for pre-existing warranties based on claims experience for recent model years. We expect the remainder to primarily reflect a significant reduction in recalls over the past two years. Manufacturing and engineering costs are expected to decline $1.2 billion, and a $1.2 billion reduction in overhead is expected from intensive cost cutting and elimination of waste in areas such as advertising and sales promotion, personnel costs, consulting, travel and office supplies. Net product costs, which comprise purchased material and components for vehicle production, are expected to be reduced by about $300 million. These reductions will be partially offset by higher depreciation and amortization ($200 million), and higher pension and healthcare costs ($1.1 billion). Beyond 2003, we do not expect cost reductions related to vehicle quality, manufacturing and engineering and overhead to continue at the same levels we are expecting for 2003. Our future success in reducing costs will depend increasingly on reducing material and component costs associated with vehicle production. In addition to personnel reduction actions for Ford Europe, we plan, as previously announced, to reduce on-going worldwide salaried expense for our other business units, which will not have a significant impact in 2003.

     U.S. Pension Status - For our U.S. pension plans, which represents our largest pension obligation, we estimate that the projected benefit obligation exceeded the market value of pension assets by about $7.1 billion as of September 30, 2003, reflecting an estimated year-to-date pension fund return of 15.1%, an estimated discount rate of 6.25% (down 50 basis points from year-end
2002) and the terms of our new UAW contract discussed above (including the present value of lump sum payments to current eligible retirees).

     Financial Services - We expect fourth quarter 2003 earnings from our Financial Services sector to be lower than the third quarter, reflecting primarily seasonally lower car rental volume at Hertz.

     Earnings - Based on income from continuing operations and excluding special items (e.g., charges for the restructuring actions at our Ford Europe Automotive business unit or charges for any modifications to our agreements with Visteon), we expect our earnings per share to be in the range of $0.95 to $1.05 and we expect pre-tax profits of our Automotive sector to be breakeven or slightly positive.

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


OTHER FINANCIAL INFORMATION

     The interim financial information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 has not been audited by PricewaterhouseCoopers LLP ("PwC"). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.


Item 3. Quantitative and Qualitative Discussion about Market Risks
------------------------------------------------------------------

     There is no material change in the information reported under Part I, Item 3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and
Item 7A of our 10-K Report.

Item 4.  Controls and Procedures
--------------------------------

     Evaluation of disclosure controls and procedures. William Clay Ford, Jr., our Chief Executive Officer, and Don R. Leclair, our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2003 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and regulations.

     Change in internal controls. No changes in the Company's internal controls over financial reporting occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                           Part II. Other Information

Item 1.  Legal Proceedings
--------------------------

Other Product Liability Matters
-------------------------------

     Asbestos Matters. (Previously discussed on page 28 of our Annual Report on Form 10-K for the year ended December 31, 2002 (the "10-K Report").) The United States Congress is considering various proposals to reform asbestos litigation. The lead proposal would create a trust fund from which eligible asbestos claimants would be compensated and would abolish, during the life of the trust, litigation in the United States based on exposure to asbestos. The trust fund would be funded by asbestos defendants (including us) and the insurance industry. These funds would be used to pay eligible claimants (i.e., those who satisfy specific medical criteria and can adequately demonstrate occupational exposure to asbestos) according to a specified schedule. If legislation is enacted creating such a trust fund, we would likely be required to make substantial contributions to the fund over a specified period of time, resulting in our incurring a charge in the amount of the present value of such anticipated contributions in the period in which the legislation is enacted. Although we cannot predict whether or in what form the legislation will be enacted, it could significantly reduce our exposure to asbestos litigation costs.

Environmental Matters
---------------------

     Wixom Assembly Plant Notice of Violation. (Previously discussed page 30 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Second Quarter 10-Q Report").) In August 2003, Ford agreed to voluntarily contribute $125,000 toward the City of Wixom's biosolids disposal costs without admission of responsibility or liability.

     Wixom Assembly Plant Notice of Violation Regarding Air Emissions. In September 2003, the Department of Environmental Quality (the "DEQ") notified Ford that it is commencing an enforcement action related to several abatement equipment malfunctions over the last few years. The DEQ alleges that the Plant did not properly follow state air rules governing abatement equipment malfunction. It is reasonably possible that the DEQ could seek monetary sanctions of $100,000 or more for these alleged violations.


Class Actions
-------------

     Paint Class Actions. (Previously discussed on page 29 of the 10-K Report.) On August 14, 2003, the Texas Court of Appeals issued an opinion reversing the order of the trial court certifying a class in the Texas case (Sheldon). On September 15, 2003, the state court in Illinois certified a nationwide class of owners of 1989-96 model year vehicles that have experienced paint peeling (Phillips). We will seek leave to appeal this order.

     Seat Back Class Actions. (Previously discussed on page 31 of the 10-K Report and page 30 of the Second Quarter 10-Q Report.) The Plaintiffs in the New Jersey case filed a petition for certiorari to the highest court in New Jersey, which was denied.

     Platinum Group Metals. (Previously discussed on page 32 of the 10-K Report.) On September 25, 2003, the U.S. District Court for the Southern District of New York granted our motion to dismiss. The court's order granting our motion to dismiss allows the plaintiffs to file an amended complaint.

--------------------------

     Fifteen-Passenger Van Class Action. (Previously discussed on page 33 of the 10-K Report, on page 24 of First Quarter 10-Q Report and on page 31 of the Second Quarter 10-Q Report.) We have received a summons and complaint in a fifth case, filed in state court in New Jersey, involving allegations and demands for relief similar to those described under this caption in the 10-K Report.

     Antitrust Class Actions. (Previously discussed on page 34 of the 10-K Report, on page 25 of First Quarter 10-Q Report and on page 31 of the Second Quarter 10-Q Report.) All of the previously reported cases filed in New Jersey have been dismissed by the trial court. Two additional cases have been filed in state courts in New York and California.


Item 2.  Changes in Securities and Use of Proceeds
--------------------------------------------------

     During the third quarter of 2003, we issued a total of 18,453 shares of our common stock under the 1998 Long-Term Incentive Plan to certain directors and officers as part of their total compensation. Such shares, which included shares issued on September 30, 2003 pursuant to the consulting agreement between us and Mr. Edsel B. Ford II, a director of the Company, and shares issued on July 31, 2003 pursuant to the employment agreement between us and Mr. Carl E. Reichardt, a director and former officer of the Company, were not registered pursuant to the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof.


Item 5.  Other Information
--------------------------

Government Standards.
--------------------

Motor Vehicle Fuel Economy--U.S. Requirements
---------------------------------------------

     As previously reported, a coalition of environmental and consumer organizations filed a petition with EPA seeking regulations that would limit emissions of greenhouse gases (GHGs) from motor vehicles. We believe that such regulations would be tantamount to setting new fuel economy standards, because the amount of GHGs emitted from a vehicle is directly proportional to the amount of fuel consumed. In August 2003, EPA denied the petition filed by the coalition on the grounds that 1) the Clean Air Act does not authorize EPA to regulate GHGs, and 2) only NHTSA is authorized to regulate fuel economy under the CAFE law. A number of states, cities, and environmental groups have filed for review of EPA's decision in the United States Court of Appeals for the District of Columbia Circuit. We anticipate that a coalition of states and industry trade groups, including the Alliance of Automobile Manufacturers, will seek to intervene in support of EPA's decision.

     The lawsuit filed by three state attorneys general against EPA seeking to compel the agency to list carbon dioxide as a criteria pollutant under the Clean Air Act was dismissed after EPA issued its denial of the GHG petition discussed in the previous paragraph.

     End-of-Life  Vehicle  Directive.  Two  additional  countries,   France  and
Portugal,   have  enacted  legislation   implementing  the  End-of-Life  Vehicle
Directive during the third quarter of 2003.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits

          Please refer to the Exhibit Index on Page 33.

     (b)  Reports on Form 8-K

          The Registrant filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

          Current Report on Form 8-K dated July 1, 2003 included information relating to U.S. retail sales of Ford vehicles in June 2003.

          Current Report on Form 8-K dated July 16, 2003 included information relating to Ford's second quarter 2003 financial results.

          Current Report on Form 8-K dated August 1, 2003 included information relating to U.S. retail sales of Ford vehicles in July 2003.

          Current   Report  on  Form  8-K  dated   September  3,  2003  included
          information relating to U.S. retail sales of Ford vehicles in August 2003.





                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FORD MOTOR COMPANY
                                   ----------------------------------

                                            (Registrant)






Date: November 13, 2003                   By: /s/James C. Gouin
      -----------------                       -----------------------
                                              James C. Gouin
                                              Vice President and Controller


                                  EXHIBIT INDEX
                                  -------------



  Designation                            Description                              Method of Filing
  ------------------    ---------------------------------------------------     -----------------------
  Exhibit 10            Description of Special 2003 Performance                 Filed with this Report
                        Incentive Arrangement


  Exhibit 12            Ford Motor Company and Subsidiaries Calculation         Filed with this Report
                        of Ratio of Earnings to Combined Fixed Charges
                        and Preferred Stock Dividends

  Exhibit 15            Letter of PricewaterhouseCoopers LLP, Independent       Filed with this Report
                        Accountants, dated November 12, 2003, relating to
                        Financial Information

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