Form 10-K
period 2003-12-31
FORD MOTOR CO
filed 2004-03-12
CIK 37996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
or
☐	Transition Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission file number 1-3950

Ford Motor Company
(Exact name of registrant as specified in its charter)

Delaware	38-0549190
(State of incorporation)	(I.R.S. employer identification no.)

One American Road, Dearborn, Michigan	48126
(Address of principal executive offices)	(Zip code)

313-322-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered(a)

Common Stock, par value $.01 per share	New York Stock Exchange
Pacific Coast Stock Exchange

7.50% Notes Due June 10, 2043	New York Stock Exchange

Ford Motor Company Capital Trust II 6.50% Cumulative Convertible Trust Preferred Securities, liquidation preference $50 per share	New York Stock Exchange

(a)	In addition, shares of Common Stock of Ford are listed on certain stock exchanges in Europe.

Securities registered pursuant to Section 12(g) of the Act:

          None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓        No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ✓

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes   ✓        No

        As of June 30, 2003, Ford had outstanding 1,762,162,479 shares of Common Stock and 70,852,076 shares of Class B Stock. Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($10.99 a share), the aggregate market value of such Common Stock was $19,366,165,644. Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock. The shares of Common Stock and Class B Stock outstanding at June 30, 2003 included shares owned by persons who may be deemed to be “affiliates” of Ford. We do not believe, however, that any such person should be considered to be an affiliate. For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford’s Annual Meeting of Stockholders to be held on May 13, 2004 (our “Proxy Statement”), which is incorporated by reference under various Items of this Report.

        As of February 27, 2004, Ford had outstanding 1,760,536,756 shares of Common Stock and 70,852,076 shares of Class B Stock. Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($13.75 a share), the aggregate market value of such Common Stock was $24,207,380,395.

DOCUMENT INCORPORATED BY REFERENCE*

Document	Where Incorporated

Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

PART I

ITEM 1. BUSINESS

      Ford Motor Company (referred to herein as “Ford”, the “Company”, “we”, “our” or “us”) was incorporated in Delaware in 1919. We acquired the business of a Michigan company, also known as Ford Motor Company, incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford. We are one of the world’s largest producers of cars and trucks combined. We and our subsidiaries also engage in other businesses, including financing and renting vehicles and equipment.

      In addition to the information about Ford and its subsidiaries contained in this Report, extensive information about our Company can be found throughout our website located at www.ford.com, including information about our management team, our brands and products, and our corporate governance principles.

      The corporate governance information on our website includes our Corporate Governance Principles, our Code of Ethics for Senior Financial Personnel, our Code of Ethics for Directors, our Standards of Corporate Conduct for all employees, and the Charters for each of our Board Committees. In addition, amendments to, and waivers granted to our directors and executive officers under, our Codes of Ethics, if any, will be posted in this area of our website. These corporate governance documents can be accessed by logging onto our website and clicking on the “Corporate Governance” link.

      You will then see a list of corporate governance documents. Click on the document you desire to access. In addition, printed versions of our Corporate Governance Principles, our Code of Ethics for Senior Financial Personnel, our Standards of Corporate Conduct and the Charters for each of our Board Committees can be obtained, free of charge, by writing to our Shareholder Relations Department, Ford Motor Company, One American Road, P.O. Box 1899, Dearborn, Michigan 48126-1899.

      In addition to the Company information discussed above provided on our website, all of our periodic report filings with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available, free of charge, through our website, including our annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to those reports. Also, each Section 16 filing made with the SEC by the Company or any of its executive officers or directors with respect to our common stock are made available, free of charge, through our website. The periodic reports and amendments and the Section 16 filings are available through our website as soon as reasonably practicable after such report or amendment is electronically filed with the SEC.

      To access our SEC reports or amendments or the Section 16 filings, log onto our website and click on the following link on each successive screen.

•	“Investor Information”
•	“Company Reports”
•	“U.S. S.E.C. EDGAR”
•	“Click here to continue to view SEC Filings”

You will then see a list of reports filed with the SEC. Click on the report you desire to access.

      The foregoing information regarding our website and its content is for your convenience only. The content of our website is not deemed to be incorporated by reference in this report or filed with the SEC.

Item 1. Business (Continued)

Overview

      Segments. Our business is divided into two business sectors: the Automotive sector and the Financial Services sector. We manage these sectors as four primary operating segments as described below.

Business Sectors	Operating Segments	Description

Automotive:
	Americas	primarily includes the sale of Ford, Lincoln and Mercury brand vehicles and related service parts in North America (United States, Canada and Mexico) and the sale of Ford-brand vehicles and related service parts in South America, together with the associated costs to design, develop, manufacture and service these vehicles and parts

	International	primarily includes the sale of Ford-brand vehicles and related service parts outside of the Americas and the sale of Premier Automotive Group brand vehicles (i.e., Volvo, Jaguar, Land Rover and Aston Martin) and related service parts throughout the world (including the Americas), together with the associated costs to design, develop, manufacture and service these vehicles and parts

Financial Services:
	Ford Motor Credit Company	primarily includes vehicle-related financing, leasing and insurance

	The Hertz Corporation	primarily includes the renting of cars and light trucks and renting of industrial and construction equipment

      We provide financial information (such as, revenues, income, and assets) for each of these business sectors and operating segments in three areas of this Report: (1) Item 6. “Selected Financial Data” on page 32; (2) Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 33 through 67, and (3) Notes 2, 20 and 21 of the Notes to Financial Statements located at the end of this Report. Financial information relating to certain geographic areas is also included in the above-mentioned Notes.

      Revitalization Plan. Following an extensive review of all of our operations, in particular those in North and South America, on January 11, 2002, we announced a revitalization plan (the “Revitalization Plan”) that included the following elements:

•	New products: A product-led revitalization program that will result in the introduction of 20 new or freshened products in the United States annually between January 2002 and mid-decade.

•	Plant capacity: Reduction of North American installed final assembly capacity by about one million vehicles by mid-decade to realign capacity with market conditions.

•	Hourly workforce: Reduction of about 12,000 hourly employees in North America by mid-decade.

Item 1. Business (Continued)

•	Salaried workforce: Our 2001 voluntary separation program for salaried employees and other related actions resulted in a 3,500-person workforce reduction in North America. An additional 1,500-person salaried workforce reduction was achieved in 2002 to reach the goal of 5,000.

•	Global workforce: Reduction of more than 35,000 employees by combined actions around the world by mid-decade, including selected actions prior to 2002. These include: 21,500 in North America — 15,000 hourly, 5,000 salaried and 1,500 agency employees — and 13,500 in the rest of the world.

•	Cost Reductions: A total of $6 billion of cost reductions related to material costs, overhead reductions and improvements in capacity utilization by mid-decade.

•	Discontinued low-margin models: Discontinuance of the Mercury Cougar, Mercury Villager, Lincoln Continental and most models of the Ford Escort, which occurred in 2002.

•	Beyond North America: Revitalization plans beyond North American automotive operations included the continued implementation of the European transformation strategy, the Premier Automotive Group strategy, the turnaround in South America and a revised direction for Ford Motor Credit Company.

•	Divestitures: Disposition of non-core assets and businesses.

      Progress on Revitalization Plan. Overall, we are on track to achieve the objectives contained in our Revitalization Plan. For a discussion of our progress with respect to the Revitalization Plan, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”.

Automotive Sector

General

      We sell cars and trucks throughout the world. In 2003, we sold 6,724,000 vehicles throughout the world. Our automotive vehicle brands include Ford, Mercury, Lincoln, Volvo, Jaguar, Land Rover, and Aston Martin.

      Substantially all of our cars, trucks and parts are marketed through retail dealers in North America, and through distributors and dealers outside of North America. At December 31, 2003, the approximate number of dealers and distributors worldwide distributing our vehicle brands was as follows: Ford, 10,651; Mercury, 2,016; Lincoln, 1,544; Volvo, 2,277; Jaguar, 814; Land Rover, 1,524; Aston Martin, 104. Because many of these dealerships distribute more than one of our brands from the same sales location, a single dealership may be counted under more than one brand. In addition to the products we sell to our dealers for retail sale, we also sell cars and trucks to our dealers for sale to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies and governments. Sales to all of our fleet customers in the United States in the aggregate have represented between 22% and 23% of our total United States car and truck sales for the last five years. We do not depend on any single customer or small group of customers to the extent that the loss of such customer or group of customers would have a material adverse effect on our business.

      In addition to producing and selling cars and trucks, we also provide retail customers with a wide range of after-the-sale vehicle services and products through our dealer network, in areas such as maintenance and light repair, heavy repair, collision, vehicle accessories and extended service warranty. In North America, we market these products and services under several brands including Genuine Ford and Lincoln-Mercury Parts and ServiceSM, Ford Extended Service PlanSM (ESP), and MotorcraftSM.

Item 1. Business (Continued)

      The worldwide automotive industry, Ford included, is affected significantly by a number of factors over which we have little control, including general economic conditions. The automotive industry is a highly-competitive, cyclical business that has a wide variety of product offerings. The number of cars and trucks sold (commonly referred to as “industry demand”) can vary substantially from year to year. In any year, industry demand depends largely on general economic conditions, the cost of purchasing and operating cars and trucks, and the availability and cost of credit and fuel. Industry demand also reflects the fact that cars and trucks are durable items that people generally can wait to replace.

      Our unit sales vary with the level of total industry demand and our share of that industry demand. Our share is influenced by how our products compare with those offered by other manufacturers based on many factors, including price, quality, styling, reliability, safety, and functionality. Our share also is affected by our timing of new model introductions and manufacturing capacity limitations. Our ability to satisfy changing consumer preferences with respect to type or size of vehicle, as well as design and performance characteristics, can impact our sales and earnings significantly.

      The profitability of vehicle sales is affected by many factors, including the following:

•	unit sales volume

•	the mix of vehicles and options sold

•	the margin of profit on each vehicle sold

•	the level of “incentives” (price discounts) and other marketing costs

•	the costs for customer warranty claims and additional service actions

•	the costs for safety, emission and fuel economy technology and equipment

•	the ability to manage costs

Further, because Ford and other manufacturers have a high proportion of costs that are fixed (including relatively fixed labor costs), small changes in unit sales volumes can significantly affect overall profitability.

      In addition, the automobile industry continues to face a very competitive pricing environment, driven in part by industry excess capacity. For the past several decades, manufacturers typically have given price discounts and other marketing incentives to purchasers to maintain production levels and market shares. A discussion of our revenue management strategy to compete in this pricing environment is set forth below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”.

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

      Seasonality. We generally record the sale of a vehicle (and recognize sales proceeds in revenue) when it is produced and shipped to our customer (i.e., our dealer or distributor). We manage our vehicle production schedule based on a number of factors, including dealer stock levels (i.e., number of units held in inventory by our dealers and distributors for sale to retail and fleet customers) and retail sales (i.e., units sold by our dealers and distributors to their customers at retail). There generally is no material seasonal impact on our production levels or the overall business. To the extent that we do experience some fluctuation in the business of a seasonal nature, it has generally occurred in the second and third quarters and primarily is the result of the annual

Item 1. Business (Continued)

two to three week summer shutdown of our manufacturing facilities during the third quarter. This downtime is used to prepare our manufacturing facilities for the annual new model year changeover. Typically, production is higher in the second quarter in anticipation of the shutdown and lower in the third quarter due to the two to three weeks of downtime. As a result, operating results for the third quarter typically are less favorable than those of the other quarters.

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

      Intellectual Property. We own, or hold licenses to use, numerous patents, copyrights and trademarks on a global basis. Our policy is to protect our competitive position by, among other methods, filing U.S. and international patent applications to protect technology and improvements that we consider important to the development of our business. As such, we have generated a large number of patents related to the operation of our business and expect this portfolio to continue to grow as we actively pursue additional technological innovation. We currently have over 11,000 active patents and pending patent applications globally, with an average age for patents in our active patent portfolio being 5 years. In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position. While we believe these patents, patent applications and know-how, in the aggregate, to be important to the conduct of our business, and we obtain licenses to use certain intellectual property owned by others, none is individually considered material to our business. Similarly, we own numerous trademarks and service marks that contribute to the identity and recognition of our company and its products and services globally. Certain of these marks are integral to the conduct of our business, the loss of which could have a material adverse effect on our business.

United States

      Sales Data. The following table shows U.S. industry sales of cars and trucks for the years indicated:

	U. S. Industry Sales

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(millions of units)
Cars	7.6	8.1	8.4	8.8	8.7
Trucks	9.4	9.0	9.1	9.0	8.7

Total	17.0	17.1	17.5	17.8	17.4

      We classify cars by small, medium, large and premium segments and trucks by compact pickup, bus/van (including minivans), full-size pickup, sport utility vehicles and medium/ heavy segments. However, with the introduction of crossover or hybrid vehicle lines, the distinction between traditional cars and trucks has become more difficult to draw and these vehicles are not consistently classified as either by the various manufacturers. In the tables below, crossover vehicles have been classified as sport utility vehicles. The term “bus” as used in this discussion refers to vans designed to carry

Item 1. Business (Continued)

passengers. The following tables show the proportion of United States car and truck unit sales by segment for the industry (including both domestic and foreign-based manufacturers) and Ford (including all of our brands sold in the U.S.) for the years indicated:

	U. S. Industry Vehicle Sales
	by Segment

	Years Ended December 31,

	2003	2002	2001	2000	1999

CARS
Small	14.9%	16.0%	16.7%	16.7%	16.1%
Medium	19.9	21.4	21.6	22.9	23.8
Large	2.1	2.2	2.7	2.9	3.2
Premium	8.0	7.7	7.2	7.2	6.8

Total U.S. Industry Car Sales	44.9	47.3	48.2	49.7	49.9

TRUCKS
Compact Pickup	4.4%	4.6%	5.2%	5.9%	6.2%
Bus/Van	8.0	8.6	8.8	10.0	10.1
Full-Size Pickup	14.0	12.7	13.2	12.4	12.7
Sport Utility Vehicles	27.0	25.2	23.0	19.8	18.5
Medium/ Heavy	1.7	1.6	1.6	2.2	2.6

Total U.S. Industry Truck Sales	55.1	52.7	51.8	50.3	50.1

Total U.S. Industry Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%

	Ford Vehicle Sales by Segment
	in U.S.

	Years Ended December 31,

	2003	2002	2001	2000	1999

CARS
Small	11.4%	12.5%	14.0%	14.5%	13.5%
Medium	10.4	11.9	11.5	13.0	15.5
Large	4.8	4.4	5.2	5.1	5.7
Premium	7.0	7.8	7.0	7.5	6.2

Total Ford U.S. Car Sales	33.6	36.6	37.7	40.1	40.9

TRUCKS
Compact Pickup	6.0%	6.2%	6.9%	7.9%	8.4%
Bus/Van	8.4	9.1	9.1	10.5	11.0
Full-Size Pickup	24.3	22.5	22.9	20.9	20.9
Sport Utility Vehicles	27.5	25.4	23.2	20.4	18.5
Medium/ Heavy	0.2	0.2	0.2	0.2	0.3

Total Ford U.S. Truck Sales	66.4	63.4	62.3	59.9	59.1

Total Ford U.S. Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%

      As the tables above indicate, there has been a general shift from cars to trucks for both industry sales and Ford sales. This shift has been occurring gradually over a number of years. Ford’s sales of trucks as a percentage of its total vehicle sales has also increased since 1999 because of higher sales of sport utility vehicles and full-size pickups. Ford’s sales of the small and medium car segment as a percentage of its total sales has deteriorated more than the general decline of the industry sales in these segments because of the discontinuance of certain product offerings (e.g., Ford Escort, Mercury Cougar, Ford Contour and Mercury Mystique) and reduction in low-margin daily rental car business. Ford’s sales of the premium car segment as a percentage of total Ford

Item 1. Business (Continued)

U.S. car sales has increased since 1998 because of the addition of Volvo vehicles as a result of our purchase of Volvo Car Corporation on March 31, 1999 and expansion of our Jaguar car product offerings. The decline in premium car sales in 2003 primarily reflects the discontinuance of certain product offerings (e.g. Lincoln Continental).

     Market Share Data. Our principal competitors in the United States include General Motors Corporation, DaimlerChrysler Corporation, Toyota Corporation, and Honda Motor Corporation. The following tables show changes in car and truck United States market shares for Ford (including all of our brands sold in the U.S.) and the other four leading vehicle manufacturers for the years indicated. The percentages in each of the following tables represent the percentage of the combined car and truck industry.

	U.S. Car Market Shares*

	Years Ended December 31,

	2003	2002	2001	2000	1999

Ford**	6.9%	7.7%	8.6%	9.5%	9.9%
General Motors	11.5	12.1	13.0	14.2	14.9
DaimlerChrysler	3.8	4.1	4.1	4.5	5.1
Toyota	5.9	5.8	5.5	5.5	5.1
Honda	4.8	4.9	5.1	5.0	4.9
All Other***	12.0	12.7	11.9	11.0	10.0

Total U.S. Car Retail Deliveries	44.9%	47.3%	48.2%	49.7%	49.9%

	U.S. Truck Market Shares*

	Years Ended December 31,

	2003	2002	2001	2000	1999

Ford**	13.6%	13.4%	14.2%	14.2%	14.3%
General Motors	16.4	16.2	15.0	13.6	13.9
DaimlerChrysler	10.0	10.0	10.1	10.8	11.1
Toyota	5.1	4.5	4.5	3.6	3.4
Honda	3.1	2.4	1.8	1.6	1.3
All Other***	6.9	6.2	6.2	6.5	6.1

Total U.S. Truck Retail Deliveries	55.1%	52.7%	51.8%	50.3%	50.1%

	U.S. Combined Car and
	Truck Market Shares*

	Years Ended December 31,

	2003	2002	2001	2000	1999

Ford**	20.5%	21.1%	22.8%	23.7%	24.2%
General Motors	27.9	28.3	28.0	27.8	28.8
DaimlerChrysler	13.8	14.1	14.2	15.3	16.2
Toyota	11.0	10.3	10.0	9.1	8.5
Honda	7.9	7.3	6.9	6.6	6.2
All Other***	18.9	18.9	18.1	17.5	16.1

Total U.S. Car and Truck Retail Deliveries	100.0%	100.0%	100.0%	100.0%	100.0%

_______________
*      All U.S. retail sales data are based on publicly available information from the media and trade publications.

**	Ford purchased Volvo Car on March 31, 1999 and Land Rover on June 30, 2000. The figures shown here include Volvo Car and Land Rover on a pro forma basis for the periods prior to their acquisition by Ford. In 1999, Land Rover represented less than 0.2 percentage points of total market share.

***	“All Other” includes primarily companies based in various European countries, Korea and other Japanese manufacturers and, with respect to the U.S. Truck Market Shares table and U.S. Combined Car and Truck Market Shares table, includes heavy truck manufacturers.

Item 1. Business (Continued)

     The decline in overall market share for Ford since 1999 is primarily the result of increased competition and, in particular, an increased number of new competitive truck product offerings. In addition, this decline also reflects actions we have taken to improve our profitability, including the discontinuance of a number of vehicles and a planned reduction in low-margin daily rental car sales.

      Fleet Sales. The sales data and market share information provided above include both retail and fleet sales. Fleet sales include sales to daily rental car companies, commercial fleet customers, leasing companies and governments. Fleet sales generally are less profitable than retail sales and, within the fleet sales category, sales to daily rental car companies generally are less profitable than sales to other fleet purchasers.

      The table below shows our fleet sales in the United States, and the amount of those sales as a percentage of our total United States car and truck sales, for the last five years.

	Ford Fleet Sales

	Years Ended December 31,

	2003	2002	2001	2000	1999

Daily Rental Units sold	429,000	446,000	452,000	472,000	469,000
Commercial and Other Units sold	222,000	247,000	290,000	335,000	337,000
Government Units sold	124,000	123,000	143,000	170,000	134,000

Total Fleet Units sold	775,000	816,000	885,000	977,000	940,000

Percent of Ford’s total U.S. car and truck sales	22%	23%	22%	23%	23%

      As the table above indicates, sales to daily rental car companies are down for the third consecutive year. This decline reflects primarily the continued execution of our strategy of reducing sales to daily rental car companies to improve our overall profitability. The decline in Commercial and Other Units Sold reflects, in part, a broad weakness in this segment driven by difficult economic conditions.

      Warranty Coverage and Additional Service Actions. We presently provide warranty coverage for defects in factory-supplied materials and workmanship on all vehicles in the United States. The warranty coverage for Ford/Mercury vehicles generally extends for 36 months or 36,000 miles (whichever occurs first) and covers components of the vehicle, including tires beginning January 1, 2001 for 2001 and later model years. Prior to January 1, 2001, tires were warranted only by the tire manufacturers. The United States warranty coverage for luxury vehicles (Lincoln, Jaguar, Volvo and Land Rover) extends for 48 months or 50,000 miles (whichever occurs first) but, except for 2001 or later model year Lincoln and Volvo vehicles, does not include tires, which are warranted by the tire manufacturers. Warranty coverage for safety restraint systems (safety belts, air bags and related components) extends for 60 months or 50,000 miles (whichever occurs first), except on Volvo vehicles, which is 60 months/ unlimited mileage. Also, corrosion damage resulting in perforation (holes) in body sheet metal panels is covered on 1995 and newer models for 60 months/ unlimited mileage, with 72 months/ unlimited mileage on Jaguar/Land Rover products and 96 months/ unlimited mileage on Volvo vehicles. In addition, the Federal Clean Air Act requires warranty coverage for 8 years or 80,000 miles (whichever occurs first) for emissions equipment (e.g., catalytic converter and powertrain control module) on most light duty vehicles sold in the United States. As a result of these warranties, costs for warranty repairs can be substantial.

      In addition to the costs associated with the contractual warranty coverage provided on our vehicles, we also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions.

      Estimated warranty costs and additional service action costs for each vehicle sold by us are accrued at the time of sale. Accruals for estimated warranty costs and additional service action costs are subject to adjustment from time to time depending on actual experience.

Item 1. Business (Continued)

     For additional information with respect to costs for warranty and additional service actions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and Note 23 of the Notes to Financial Statements.

Europe

      Market Share Information. Outside of the United States, Europe is our largest market for the sale of cars and trucks. We consider Europe to consist of the following 19 markets: Britain, Germany, France, Italy, Spain, Austria, Belgium, Ireland, Netherlands, Portugal, Switzerland, Finland, Sweden, Denmark, Norway, Czech Republic, Greece, Hungary and Poland. The automotive industry in Europe is intensely competitive. Our principal competitors in Europe include General Motors Corporation, DaimlerChrysler Corporation, Volkswagen A.G., PSA, Renault Group, Fiat SPA and Toyota Corporation. For the past 10 years, the top six manufacturers have collectively held between 72% and 78% of the total car market. This competitive environment is expected to intensify further as Japanese manufacturers increase their production capacity in Europe, and all of the other (non-Ford) manufacturers of premium brands (e.g., BMW, Mercedes Benz and Audi) continue to broaden their product offerings. For a discussion of restructuring actions taken in Europe in 2003, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

      In 2003, vehicle manufacturers sold approximately 17.1 million cars and trucks in Europe, down 1% from 2002 levels. Our combined car and truck market share in Europe (including all of our brands sold in Europe) in 2003 was 10.7%, down about 0.2 percentage points from 2002.

      Britain and Germany are our most important markets within Europe, although the Southern European countries are becoming increasingly significant. Any adverse change in the British or German market has a significant effect on our total European automotive profits. For 2003 compared with 2002, total industry sales were up 2.0% in Britain and down 0.6% in Germany. Our combined car and truck market share in these markets (including all of our brands sold in these markets) in 2003 was 19.7% in Britain (down 0.9 percentage points from last year) and 8.6% in Germany (down 1.1 percentage points from a year ago).

      Marketing Incentives. The automotive industry in Europe continues to be intensely competitive. In Europe in 2003, increased competition resulted in substantial retail and fleet incentive spending on the part of Ford and most manufacturers, particularly in our key European market of Britain. Similar to the United States, marketing costs in Europe include primarily (i) marketing incentives on vehicles, such as rebates and costs for special financing and lease programs, (ii) accruals for costs and/or losses associated with our required repurchase of certain vehicles sold to daily rental car companies, and (iii) costs for advertising and sales promotions for vehicles. We utilize revenue management strategies in Europe consistent with those in the United States. A discussion of our revenue management strategy is set forth below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”.

      Motor Vehicle Distribution in Europe. On October 1, 2002, the Commission of the European Union adopted a new regulation that changes the way motor vehicles are sold and repaired throughout the European Community (the “Block Exemption Regulation”). Under the Block Exemption Regulation, manufacturers had the choice to either operate an “exclusive” distribution system with exclusive dealer sales territories, but possible sales to any reseller (e.g., supermarket chains, internet agencies and other resellers not authorized by the manufacturer), who in turn could sell to end customers both within and outside of the dealer’s exclusive sales territory, or a “selective” distribution system.

      We, as well as the vast majority of the other automotive manufacturers, have elected to establish a “selective” distribution system, allowing us to restrict the dealer’s ability to sell our vehicles to unauthorized resellers. In addition, under the “selective” distribution system, we are

Item 1. Business (Continued)

entitled to determine the number of our dealers, but beginning in October 2005, not their location. Under either system, the new rules make it easier for a dealer to display and sell multiple brands in one store without the need to maintain separate facilities. Within this new regulation, the Commission also has adopted sweeping changes to the repair industry. Dealers can no longer be required by the manufacturer to perform repair work themselves. Instead, dealers can subcontract the work to independent repair shops that meet reasonable criteria set by the manufacturer. These authorized repair facilities can perform warranty and recall work, in addition to other repair and maintenance work. While a manufacturer can continue to require the use of its parts in warranty and recall work, the repair facility can use parts made by others that are of comparable quality for all other repair work. We have negotiated and implemented new Dealer, Authorized Repairer and Spare Part Supply contracts on a country-by-country level and, therefore, the Block Exemption Regulation now applies with respect to all of our dealers.

     With these new rules, the Commission intends to increase competition and narrow car price differences from country to country. At this time it is difficult to quantify the full impact of these changes on our European operations. However, in the first year of its existence, the Block Exemption Regulation has contributed to an even more competitive environment in Europe, which, in turn, has contributed to a significant increase in marketing incentives, thus adversely affecting our profitability in Europe.

      Warranty Coverage and Additional Service Actions. Beginning in January 2002, warranty coverage provided by volume manufacturers (including Ford) in most of our European markets increased from one year with unlimited mileage to two years with unlimited mileage. This increase in warranty coverage was prompted by new consumer laws in eleven of the 19 European markets that granted private buyers a two-year period in which to pursue defects in goods (including vehicles and substantial components). Prior to January 2002, Ford provided warranty coverage on Jaguar and Volvo brand (only in Britain) vehicles that extended for 36 months or 60,000+ miles and will continue to provide such warranty coverage. In Britain, Ford provides a warranty package on Ford-brand vehicles that includes a 36 month warranty composed of a 12 month/ unlimited mileage base warranty and free of charge OEW (Extended Service Plan) covering up to a further 24 months and 60,000 miles. Commercial vehicles (e.g., Ford Transit and Ford Transit Connect) carry a 24 month/ unlimited mileage warranty except in Britain where Ford currently provides a 36 month or 100,000 miles base warranty. In Britain, Jaguar and Land Rover provide 36 month/ unlimited mileage warranty, enhanced in January 2002 to unlimited mileage from the previous 60,000 mile warranty. In mainland Europe, Jaguar provides 36 month/ unlimited mileage warranty, enhanced in January 2002 to unlimited mileage from the previous 100,000 km limit; Land Rover provides 36 month 100,000 km warranty, enhanced in November 2001 from the previous 12 month warranty; and Volvo provides 24 month/ unlimited mileage warranty. In addition to the base warranties discussed above, Ford warrants the bodywork of all of its brands against rust perforation for periods between 6 years and 12 years.

      In addition to the costs associated with the contractual warranty coverage provided on our vehicles, we also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions.

      Estimated warranty costs and additional service action costs for each vehicle sold by us are accrued at the time of sale. Accruals for estimated warranty costs and additional service action costs are subject to adjustment from time to time depending on actual experience.

      For additional information with respect to costs for warranty and additional service actions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and Note 23 of the Notes to Financial Statements.

Item 1. Business (Continued)

Other Markets

      Canada and Mexico. Canada and Mexico also are important markets for us. In Canada, industry sales of new cars and trucks in 2003 were approximately 1.6 million units, down 6% from 2002 levels. In 2003, industry sales of new cars and trucks in Mexico were approximately 1 million units, about the same as 2002 levels. Our combined car and truck market share in these markets (including all of our brands sold in these markets) in 2003 was 15.8% in Canada (about the same as last year) and 16.5% in Mexico (about the same as last year).

      South America. Brazil and Argentina are our principal markets in South America. The economic environment in those countries has been volatile in recent years, particularly in 2002, leading to large variations in industry sales. Results have also been influenced by continued weak economic conditions, political uncertainty, and government actions to reduce inflation and public deficits. Industry sales in 2003 were approximately 1.4 million units in Brazil, down about 5% from 2002, and approximately 140,000 units in Argentina, up 46% from 2002. Our combined car and truck market share in these markets (including all of our brands sold in these markets) in 2003 was 12.1% in Brazil (up 1.8 percentage points from last year) and 21.8% in Argentina (up 5.3 percentage points from a year ago).

      Ford has undertaken restructuring actions in recent years to improve its competitiveness in South America. In addition, we built a new assembly plant in Brazil, which manufactures a new family of vehicles for the South American markets and other markets.

      Asia Pacific. In the Asia Pacific region, Australia, Taiwan, Thailand and Japan are our principal markets. Details of the industry volumes and our combined car and truck market share for these countries (including all of our brands sold in a particular country) are shown below.

	Industry Volumes				Corporate Market Share

			2003				2003
			Over/(Under)				Over/(Under)
	2003	2002	2002		2003	2002	2002

	(in thousands)
Australia	910	824	86	10.4%	14.8%	14.4%	0.4 pts.
Taiwan	414	399	15	3.7%	17.3%	16.4%	0.9 pts.
Thailand	532	415	117	28.1%	5.0%	5.7%	(0.7) pts.
Japan	5,828	5,792	36	0.6%	*	*	*

_______________
* Our combined car and truck market share in Japan has been less than 1% in recent years.

      In addition, we own a 33.4% interest in Mazda Motor Corporation (“Mazda”) and account for Mazda on an equity basis. Mazda’s market share in Japan has been in the 5% range in recent years. Our principal competition in the Asia Pacific region has been the Japanese manufacturers. We anticipate that the ongoing relaxation of import restrictions (including duty reductions) will continue to intensify competition in the region.

      We began operations in India in 1999, launching an all-new small car (the Ikon) designed specifically for that market. In addition, Ford India sells components to other Ford affiliates.

      We also are in the process of increasing our presence in China. During 2002, a new purchasing office was established in China to take advantage of sourcing opportunities for global markets from that country. Changan Ford is our 50/50 joint venture operation with Chongqing Changan Automobile Co, Ltd. The Changan Ford assembly plant located in Chongqing became operational and began producing the Fiesta model in January 2003 and the Mondeo model in mid-2003. We have also announced that more than $1 billion would be invested over the next several years to expand manufacturing capacity, introduce new products and expand distribution channels in the Chinese automotive market. The investment will initially support the addition of new products and expansion of production capacity at Changan Ford from 20,000 units a year to 150,000 units per year. It will

Item 1. Business (Continued)

also support the establishment of a second assembly plant and a new engine plant. In addition, we have a 30% interest in Jiangling Motors Corporation with operations located in Nanchang. We also import Jaguar, Volvo, Land Rover, and selected Ford vehicles into China.

Financial Services Sector

Ford Motor Credit Company

      Ford Motor Credit Company (“Ford Credit”) provides vehicle and dealer financing in 36 countries to more than 11 million customers and more than 12,500 automotive dealers. Ford Credit is an indirect, wholly-owned subsidiary of Ford.

      Ford Credit offers a wide variety of automotive financial services to and through automotive dealers throughout the world. Ford Credit’s primary financial products fall into three categories:

•	Retail financing — purchasing retail installment sale contracts and retail leases from dealers, and offering financing to commercial customers, primarily vehicle leasing companies and fleet purchasers, to purchase or lease vehicle fleets.

•	Wholesale financing — making loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing.

•	Other financing — making loans to dealers for working capital, improvements to dealership facilities, and the acquisition and refinancing of dealership real estate.

      Ford Credit also services the finance receivables and leases it originates and purchases, makes loans to Ford affiliates, purchases certain receivables of Ford and its subsidiaries and provides insurance services related to its financing programs. Ford Credit’s revenues are earned primarily from retail installment sale contracts and retail leases, including interest supplements and other support payments it receives from Ford on special-rate retail financing programs, from investment and other income related to sold receivables, and from payments made under wholesale and other dealer loan financing programs.

      Ford Credit does business in all 50 states of the United States through about 160 dealer automotive financing branches and seven regional service centers, and does business in all provinces in Canada through 16 dealer automotive financing branches and two regional service centers. Outside the United States, FCE Bank plc (“FCE”) is Ford Credit’s largest operation. FCE’s primary business is to support the sale of Ford vehicles in Europe through the Ford dealer network. A variety of retail, leasing and wholesale finance plans are provided in most countries in which it operates. FCE does business in the United Kingdom, Germany and most other European countries. Ford Credit, through its subsidiaries, also operates in Mexico, Puerto Rico, Brazil, Chile, Venezuela, Argentina, Australia, Japan, Taiwan, Thailand and New Zealand. Ford Credit also operates through joint ventures with local financial institutions and other third parties in India, Indonesia, South Africa and Saudi Arabia. In addition, Ford Credit manages Ford’s vehicle financing operations in other countries where Ford Credit does not have operations.

      Ford Credit’s share of retail financing for new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford-brand vehicles sold by dealers in Europe and Ford

Item 1. Business (Continued)

Credit’s share of wholesale financing for those brands of vehicles acquired by dealers in the United States and Europe were as follows during the last three years:

	Years Ended
	December 31,

	2003	2002	2001

United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	39%	41%	54%
Wholesale	82	85	84

Europe
Financing share — Ford
Retail installment and lease	31%	34%	37%
Wholesale	97	97	97

      For a detailed discussion of Ford Credit’s on-balance sheet receivables, managed receivables, receivables sold through securitizations and whole-loan sale transactions, credit losses, allowance for credit losses, loss-to-receivables ratios, funding sources and funding strategies, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. For a discussion of how Ford Credit manages its financial market risks, see Item 7A. “Quantitative and Qualitative Disclosure About Market Risk”.

      The predominant share of Ford Credit’s business consists of financing our vehicles and supporting our dealers. Any extended reduction or suspension of the production or sale of our vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by us, would likely have an adverse effect on Ford Credit’s business.

      We periodically sponsor special-rate financing programs available only through Ford Credit. Under these programs, we make interest supplement or other support payments to Ford Credit. These programs may increase Ford Credit’s financing volume and share of financing sales of Ford vehicles. See Note 1 of the Notes to Financial Statements for more information about these support payments.

      Under a profit maintenance agreement with Ford Credit, we have agreed to make payments to maintain Ford Credit’s earnings at certain levels. In addition, under a support agreement with FCE, Ford Credit has agreed to maintain FCE’s net worth above a minimum level. No payments were made under either of these agreements during the 2001 through 2003 periods.

The Hertz Corporation

      The Hertz Corporation (“Hertz”) and its affiliates, associates and independent licensees represent what Hertz believes is the largest worldwide general use car rental brand based upon revenues. Hertz maintains a substantial network of company-owned car rental locations both in the United States and in Europe, and what it believes to be the largest number of on-airport car rental locations in the world, enabling Hertz to provide consistent quality, pricing and service worldwide. Hertz derives approximately 74% of its car rental revenues from on-airport locations. The Hertz #1 Club GoldTM service provides an expedited rental service to members worldwide. Through its many travel industry relationships with airlines and hotels, Hertz has targeted the most frequent travelers to become Hertz #1 Club GoldTM members.

      Hertz, through its wholly owned subsidiary, Hertz Equipment Rental Corporation (“HERC”), also operates one of the largest industrial and construction equipment rental businesses in North America based upon revenues and maintains a significant market share in the North American industrial and construction equipment rental market. HERC rents a broad range of earthmoving equipment,

Item 1. Business (Continued)

material handling equipment, aerial and electrical equipment, air compressors, pumps, small tools, compaction equipment and construction-related trucks.

     Other activities of Hertz include self-insurance operations for both its car rental and industrial and construction equipment rental businesses, the sale of its used cars and equipment and third-party claim management services.

      Hertz operates its businesses from approximately 7,200 locations throughout the United States and in over 150 foreign countries and jurisdictions. Hertz is an indirect, wholly-owned subsidiary of Ford.

      Below are some financial highlights for Hertz as consolidated in our Statement of Income (in millions):

	Years Ended
	December 31,

	2003	2002

Revenue	$5,200	$4,945
Pre-Tax Income	228	200
Income from continuing operations	149	128
Net Income/(Loss)	149	(166)

Governmental Standards

      A number of governmental standards and regulations relating to safety, corporate average fuel economy (“CAFE”), emissions control, noise control, damageability, and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale in the United States, Europe and elsewhere. In addition, manufacturing and assembly facilities in the United States, Europe and elsewhere are subject to stringent standards regulating air emissions, water discharges, and the handling and disposal of hazardous substances. Such facilities in the United States and Europe also are subject to comprehensive national, regional, and/or local permit programs with respect to such matters.

      Mobile Source Emissions Control — U.S. Requirements. The Federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States. Currently, most light duty vehicles sold in the United States must comply with these standards for 10 years or 100,000 miles, whichever first occurs. The U.S. Environmental Protection Agency (“EPA”) has promulgated post-2004 model year standards that are more stringent than the default standards contained in the Clean Air Act. These new regulations will require most light duty trucks to meet the same emissions standards as passenger cars by the 2007 model year. The stringency of the new standards presents compliance challenges and is likely to hinder efforts to employ light-duty diesel technology, which could negatively impact our ability to meet CAFE standards. The EPA also has promulgated post-2004 emission standards for “heavy-duty” trucks (8,500-14,000 lbs. gross vehicle weight). These standards are likely to pose technical challenges and may affect the competitive position of full-line vehicle manufacturers such as Ford.

      Pursuant to the Clean Air Act, California has received a waiver from the EPA to establish its own unique emissions control standards. New vehicles and engines sold in California must be certified by the California Air Resources Board (“CARB”). CARB has adopted stringent vehicle emissions standards that started phasing in with the 2004 model year. These new standards treat most light duty trucks the same as passenger cars and require both types of vehicles to meet new stringent emissions requirements. As with the EPA’s post-2004 standards, CARB’s vehicle standards present a difficult engineering challenge, and will essentially rule out the use of light-duty diesel technology.

Item 1. Business (Continued)

     Since 1990, the California program has included requirements for manufacturers to produce and deliver for sale zero-emission vehicles, which produce no emissions of regulated pollutants (“ZEV”). Currently available ZEVs are typically battery-powered vehicles with narrow consumer appeal due to their limited range, reduced functionality, and high cost. The ZEV mandate initially required that a specified percentage of each manufacturer’s vehicles produced for sale in California, beginning at 2% in 1998 and increasing to 10% in 2003, must be ZEVs. In 1996, CARB eliminated the ZEV mandate for the 1998-2002 model years, but retained the 10% mandate in a modified form beginning with the 2003 model year. Around the same time, vehicle manufacturers voluntarily entered into agreements with CARB to conduct ZEV demonstration programs.

      In 2001, CARB proposed a number of changes to the ZEV mandate that were ultimately withdrawn, in part as a result of litigation by some manufacturers. In April 2003, CARB voted to adopt new amendments to the ZEV mandate that shift the near-term focus of the regulation away from battery-electric vehicles to advanced-technology vehicles (e.g., hybrid electric vehicles or compressed natural gas vehicles) with extremely low — but not zero — tailpipe emissions. The rules also give some credit for so-called “partial zero emission vehicles” (“PZEVs”), which can be internal combustion engine vehicles certified to very low tailpipe emissions and zero evaporative emissions. In addition, the rules call on the industry to ramp up production of zero-emission fuel cell vehicles over the longer term. In the aggregate, the industry must produce 250 zero-emission fuel cell vehicles by the 2008 model year, and 2,500 more in the 2009-2011 model year period. A panel of independent experts will review the feasibility of these requirements in 2006. While the changes appear to reflect a recognition that battery-electric vehicles simply do not have the potential to achieve widespread customer acceptance, there are substantial questions about the feasibility of producing the required number of fuel-cell vehicles due to the substantial engineering challenges and high costs associated with this technology.

      The Clean Air Act permits other states that do not meet national ambient air quality standards to adopt California’s motor vehicle emission standards no later than two years before the affected model year. New York, Massachusetts, Vermont, and Maine adopted the California standards effective with the 2001 model year or before. New York and Massachusetts have adopted the California ZEV mandate along with alternative ZEV compliance programs. In January 2004, the New Jersey legislature voted to adopt California standards, including the ZEV mandate. Other states, including Maryland and Connecticut, are currently considering the adoption of California standards. There are problems with transferring California standards to northeast states, including the following: 1) the driving range of ZEVs is greatly diminished in cold weather, thereby limiting their market appeal; and 2) the northeast states have refused to adopt the California reformulated gasoline regulations, which may impair the ability of vehicles to meet California’s in-use standards.

      Ford has accumulated ZEV credits in California, New York and Massachusetts through sales of TH!NK brand electric vehicles, and it has plans to accumulate more credits by selling future PZEV models. In the longer term, however, it is doubtful whether the market will support the number of battery electric vehicles called for by the modified ZEV mandate. Fuel cell technology may in the future enable production of ZEVs with widespread consumer appeal. However, due to the engineering challenges, the high cost of the technology, infrastructure needs, and other issues, it does not appear that mass production of fuel cell vehicles will be commercially feasible for years to come. Compliance with the ZEV mandate may eventually require costly actions that would have a substantial adverse effect on Ford’s sales volume and profits. For example, Ford could be required to curtail the sale of non-electric vehicles and/or offer to sell electric vehicles well below cost. Other states may seek to adopt CARB’s ZEV mandate pursuant to the Clean Air Act, thereby increasing the costs to Ford.

      Under the Clean Air Act, the EPA and CARB can require manufacturers to recall and repair non-conforming vehicles. The EPA, through its testing of production vehicles, also can halt the

Item 1. Business (Continued)

shipment of non-conforming vehicles. Ford may be required to recall, or may voluntarily recall, vehicles for such purposes in the future. The costs of related repairs or inspections associated with such recalls, or the cost of a stop-shipment order, could be substantial.

     European Requirements. European Union (“EU”) directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU. In 1998, the EU adopted a new directive on emissions from passenger cars and light commercial trucks. More stringent emissions standards applied to new car certifications beginning January 1, 2000 and to new car registrations beginning January 1, 2001 (“Stage III Standards”). A second level of even more stringent emission standards will apply to new car certifications beginning January 1, 2005 and to new car registrations beginning January 1, 2006 (“Stage IV Standards”). The comparable light commercial truck Stage III Standards and Stage IV Standards come into effect one year later than the passenger car requirements. The directive includes a framework that permits EU member states to introduce fiscal incentives to promote early compliance with these standards. The directive also introduced on-board diagnostic requirements, more stringent evaporative emission requirements, and in-service compliance testing and recall provisions for emissions-related defects that occur in the first five years or 80,000 kilometers of vehicle life (extended to 100,000 kilometers in 2005). Failures of in-service compliance tests could lead to vehicle recalls with substantial costs for related inspections or repairs. The Stage IV Standards for diesel engines have proven technically difficult and have precluded manufacturers from offering some products in time to be eligible for government incentive programs. A related EU directive was adopted, also in 1998, which establishes standards for cleaner fuels beginning in 2000 and even cleaner fuels in 2005. A further change to the Fuels Directive was agreed in 2003, which reduced the maximum sulphur limit in gasoline and diesel to 10 ppm — widespread market availability is required from 2005 and mandated in 2009. The EU is commencing a program in 2004 to determine the specifics for further changes to vehicle emission standards. These are expected to concentrate on diesel particulates and NOx from 2010.

      Stationary Source Emissions Control — U.S. Requirements. In the United States, the Federal Clean Air Act also requires the EPA to identify “hazardous air pollutants” from various industries and promulgate rules restricting their emission. The EPA has issued proposed or final rules for a variety of industrial categories, several of which would further regulate emissions from our U.S. operations, including engine testing, automobile surface coating and iron casting. These technology-based standards could require certain of our facilities to significantly reduce their air emissions. Additional programs under the Clean Air Act, including Compliance Assurance Monitoring and periodic monitoring could require our facilities to install additional emission monitoring equipment. The cost to us, in the aggregate, to comply with these requirements could be substantial.

      Motor Vehicle Safety — U.S. Requirements. The National Traffic and Motor Vehicle Safety Act of 1966 (the “Safety Act”) regulates motor vehicles and motor vehicle equipment in the United States in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration (the “Safety Administration”). Meeting or exceeding many safety standards is costly because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. A manufacturer also is obligated to recall vehicles if it determines that they do not comply with a safety standard. Should Ford or the Safety Administration determine that either a safety defect or a noncompliance exists with respect to certain of Ford’s vehicles, the costs of such recall campaigns could be substantial. There were pending before the Safety Administration approximately 10 investigations relating to alleged safety defects or potential compliance issues in Ford vehicles as of February 18, 2004.

Item 1. Business (Continued)

     The Transportation Recall Enhancement, Accountability, and Documentation Act (the “TREAD Act”) was signed into law in November 2000. The TREAD Act mandates that the Safety Administration establish several new regulations including reporting requirements for motor vehicle manufacturers on foreign recalls and certain information received by the manufacturer that may assist the agency in the identification of safety defects.

      Foreign Requirements. Canada, the EU, individual member countries within the EU, and other countries in Europe, South America and the Asia Pacific markets also have safety standards applicable to motor vehicles and are likely to adopt additional or more stringent standards in the future. In addition, the European Automobile Manufacturers Association (of which Ford is a member) (“EAMA”) made a voluntary commitment in June 2001 to introduce a range of safety measures to improve pedestrian protection with the first phase starting in 2005 and a second phase starting in 2010. Similar commitments were subsequently made by the Japanese and Korean automobile manufacturers associations. As a result, over 99% of cars and small vans sold in Europe are covered by industry safety commitments. The European Council of Ministers and the European Parliament published a directive in December 2003 and a decision in February 2004, which together lay down detailed technical provisions for enforcement of the industry commitments (i.e., the application dates, the types of tests to be conducted the test procedures to be used and the limit values to be achieved).

      Motor Vehicle Fuel Economy — U.S. Requirements. Under federal law, vehicles must meet minimum corporate average fuel economy (“CAFE”) standards set by the Safety Administration. A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the three succeeding model years.

      The law established a passenger car CAFE standard of 27.5 mpg for 1985 and later model years, which the Safety Administration believes it has the authority to amend to a level it determines to be the maximum feasible level. The current CAFE standard applicable to light trucks is 20.7 mpg. In April 2003, the Safety Administration issued a final rule increasing the CAFE standard for light trucks to 21.0 mpg for model year 2005; 21.6 mpg for model year 2006; and 22.2 mpg for model year 2007. The Safety Administration is currently seeking public comment on the possibility of changing the framework of the light truck CAFE standards and/or creating a new vehicle classification scheme. It is anticipated that the Safety Administration will also start a rulemaking process to increase CAFE standards for passenger cars in the near future. There is renewed interest in CAFE in Congress, and there is some potential for new legislation that avoids the regulatory process and establishes new standards by statute.

      Pressure to increase CAFE standards stems in part from concerns over greenhouse gas emissions (“GHGs”), which may affect the global climate. With respect to greenhouse gas emissions, the Bush administration released a climate change policy initiative in February 2002. The Bush administration plan stresses voluntary measures and a cap-and-trade program to stem the growth of greenhouse gas emissions. The Bush administration also has launched the Freedom Car initiative, which supports research for fuel cell-powered vehicles. Other nations continue to press for United States ratification of the so-called “Kyoto Protocol”, which would require the United States to reduce greenhouse gas emissions by 7% below its 1990 levels. The Kyoto Protocol does not currently have the support of either the Bush administration or Congress. Separately, a petition was filed with the EPA requesting that it regulate carbon dioxide (CO2, a greenhouse gas) emissions from motor vehicles under the Clean Air Act. The petitioners filed suit in an effort to compel a formal response from the EPA. In August 2003, EPA denied the petition on the grounds that 1) the Clean Air Act does not authorize EPA to regulate GHGs, and 2) only the Safety Administration is authorized to regulate fuel economy under the CAFE law. A number of states, cities, and environmental groups have filed for review of EPA’s decision in the United States Court of Appeals

Item 1. Business (Continued)

for the District of Columbia Circuit. We anticipate that a coalition of states and industry trade groups, including the Alliance of Automobile Manufacturers, will seek to intervene in support of EPA’s decision.

     In 2002, California enacted legislation authorizing CARB to regulate greenhouse gas emissions from new motor vehicles beginning in the 2009 model year. Other states are considering similar legislation. CO2 is the primary greenhouse gas emitted from motor vehicles, and the amount of CO2 emissions is proportional to the amount of fuel used. It is possible that CARB may attempt to implement the law by setting fleet average standards for vehicle CO2 emissions, although we believe this would be prohibited by the federal fuel economy law. CARB is expected to promulgate regulations in this area during the 2005 calendar year.

      In general, a continued increase in demand for larger vehicles, coupled with a decline in demand for small and middle-size vehicles, could jeopardize our long-term ability to comply with CAFE standards. In addition, if significant increases in CAFE standards for upcoming model years are imposed beyond those presently in effect or proposed, or if the EPA or other agencies regulate CO2 emissions from motor vehicles, we might find it necessary to take various costly actions that could have substantial adverse effects on our sales volume and profits. For example, we might have to curtail production of larger, family-size and luxury cars and full-size light trucks, restrict offerings of engines and popular options, and increase market support programs for our most fuel-efficient cars and light trucks.

      Foreign Requirements. The EU also is a party to the Kyoto Protocol and has agreed to reduce greenhouse gas emissions by 8% below their 1990 levels during the 2008-2012 period. In December 1997, the European Council of Environment Ministers (the “Environment Council”) reaffirmed its goal to reduce average CO2 emissions from new cars to 120 grams per kilometer by 2010 (at the latest) and invited European motor vehicle manufacturers to negotiate further with the European Commission on a satisfactory voluntary environmental agreement to help achieve this goal. In October 1998, the EU agreed to support an environmental agreement with EAMA (of which Ford is a member) on CO2 emission reductions from new passenger cars (the “Agreement”). The Agreement establishes an emission target of 140 grams of CO2 per kilometer for the average of new cars sold in the EU by the Association’s members in 2008. In addition, the Agreement established an interim estimated target range of 165-170 grams of CO2 per kilometer for the average of new cars sold in 2003. In 2004, EAMA and the European Commission will review the potential for additional CO2 reductions, with a view to moving further toward the EU’s objective. The Agreement assumes (among other things) that no negative measures will be implemented against diesel-fueled cars and the full availability of improved fuels with low sulfur content in 2005. Average CO2 emissions of 140 grams per kilometer for new passenger cars corresponds to a 25% reduction in average CO2 emissions compared to 1995.

      The Environment Council requested the European Commission to review in 2004 the EU’s progress toward reaching the 120 gram target by 2010, and to implement annual monitoring of the average CO2 emissions from new passenger cars and progress toward achievement of the objectives for 2003. To date, the industry has made very good progress and has met the interim target for 2003 (170-165g CO2/km). The CO2 target to be achieved for 2008 is 140g CO2/km.

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

      Other European countries are considering other initiatives for reducing CO2 emissions from motor vehicles, including fiscal measures. For example, the UK introduced vehicle excise duty and

Item 1. Business (Continued)

company car taxation based on CO2 emissions in 2001. Taken together, such proposals could have substantial adverse effects on our sales volumes and profits in Europe.

     End-of-Life Vehicle Directive — The European Parliament has published a directive imposing an obligation on motor vehicle manufacturers to take back end-of-life vehicles with zero or negative value registered after July 1, 2002, and to take back all other end-of-life vehicles with zero or negative value as of January 1, 2007, with no cost to the last owner. The directive also imposes requirements on the proportion of the vehicle that may be disposed of in landfills and the proportion that must be reused or recycled beginning in 2006, and bans the use of certain substances in vehicles beginning with vehicles registered after July 2003. Member states may apply these provisions prior to the dates mentioned above.

      Presently, there are numerous uncertainties surrounding the form and implementation of the legislation in different member states, especially regarding manufacturers’ responsibilities and the resultant expenses that may be incurred. As of December 31, 2003, the following member states have adopted legislation to implement the directive: The Netherlands, Germany, Belgium, Austria, Spain, Luxemburg, Italy, France, Ireland, Portugal and Sweden. On April 16, 2003, ten countries signed an accession agreement with the European Union to become new members of the European Union on May 1, 2004. Of those states, only Slovenia has implemented the ELV Directive and the others are expected to implement the ELV Directive during 2004. Based on the legislation that has been enacted to date, we have accrued $103 million at December 31, 2003 for compliance costs we expect to incur in respect of our existing vehicle populations in those and other countries. Depending on the legislation implemented in the ten member states that have not yet enacted legislation and other circumstances, we may be required to make additional accruals for the expected costs to comply with these regulations. Although all of the member states were required to enact legislation to implement the directive by April 21, 2002, implementation of the directive has been delayed in some countries and is now expected to be substantially finalized during 2004. The directive should not, however, result in significant cash expenditures before 2007.

      Mobile Air Conditioning — The European Commission adopted a draft regulation in August 2003 to phase out the use of HFC-134a as a refrigerant in mobile air conditioning units. The regulation would phase out the use of this refrigerant between 2009 and 2013 and provide credits for the early introduction of more leak-resistant air conditioning systems and alternative refrigerants. These requirements may increase the cost of vehicle air conditioning. This proposed regulation has been referred to the European Council and the European Parliament for their consideration.

      European Chemicals Policy — The European Commission adopted a draft regulation in October 2003 for a single system to register, evaluate, and authorize the use of certain chemicals (“REACH”). Final adoption of the regulation is anticipated in 2005 to 2006 with compliance required one to two years later. The regulation may accelerate the ban or restriction on use of certain chemicals and materials, which could increase the costs of certain products and processes used to manufacture vehicles and parts.

      Pollution Control Costs — During the period 2004 through 2008, we expect to spend approximately $430 million on our North American and European facilities to comply with air and water pollution and hazardous waste control standards, which are now in effect or are scheduled to come into effect. Of this total, we estimate spending approximately $122 million in 2004 and $120 million in 2005. Specific environmental expenses are difficult to isolate because expenditures may be made for more than one purpose, making precise classification difficult.

Item 1. Business (Continued)

Employment Data

      The number of on-roll employees we employed at December 31, 2003 and 2002 was:

	2003	2002

Operating Sector
Automotive
Americas
North America	122,201	128,094
South America	10,102	9,882
International
Ford Europe	61,685	65,872
Ford Asia Pacific	15,302	14,952
Premier Automotive Group	52,347	52,678
Other International Automotive	2,644	2,445
Financial Services
Ford Motor Credit Company	19,270	19,751
The Hertz Corporation	29,347	28,924
Other Financial Services	5	1,215

Total Before FIN 46	312,903	323,813
Employees Added Under FIN 46*	14,628	—

Total	327,531	323,813

______________________ * Includes 7,973 in North America and 6,655 in Ford Europe

      Our labor cost per hour worked for hourly employees of Ford Motor Company (including employees assigned to Visteon Corporation), excluding subsidiaries, for the following years was:

	2003	2002

Earnings	$30.27	$29.34
Benefits	31.15	23.31

Total	$61.42	$52.65

      The increase in benefits for our hourly employees in 2003 over 2002 primarily reflected increased health care costs, a one-time $3,000 lump sum payment to each of our U.S. hourly employees upon the ratification of our new collective bargaining agreement with the UAW (discussed below) and increased pension expense.

      As shown in the table above, from December 31, 2002 to December 31, 2003, the number of people we employ increased approximately one percent. The 2003 number includes 14,628 employees that were added to our on-roll employment numbers as a result of the consolidation of several joint ventures that were deemed variable interest entities of which we are the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Excluding the effects of the consolidation of these entities, the number of employees on-roll would have declined 10,910 (or approximately three percent).

      The employment numbers in the table above exclude approximately 20,000 hourly employees of Ford who are assigned to Visteon Corporation (“Visteon”), and, pursuant to our collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the “UAW”), remain Ford employees. Visteon reimburses us for most of the costs associated with these employees. For information regarding agreements entered into with Visteon in December 2003 relating to these employees and other matters, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 1. Business (Continued)

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

      We have entered into collective bargaining agreements with the UAW and the National Automobile, Aerospace, Transportation and General Workers Union of Canada (“CAW”). The agreement with the UAW is scheduled to expire on September 14, 2007 and the agreement with the CAW is scheduled to expire on September 20, 2005. Among other things, our agreements with the UAW and CAW provide for guaranteed wage and benefit levels throughout their terms and provide for significant employment security. As a practical matter, these agreements may restrict our ability to eliminate product lines, close plants, and divest businesses.

      Our new collective bargaining agreements are consistent with our Revitalization Plan and provide us the flexibility necessary to achieve the goals of that plan. This flexibility includes the ability to reduce manufacturing capacity by one million units in North America by closing four assembly plants, improvement in our ability to bring Ford employees assigned to Visteon back to fill plant openings for which we otherwise would have to hire new employees and increased operating flexibility. The return of Ford employees will provide us the opportunity to fill labor requirements from an experienced pool of UAW-represented employees.

      In 2003, we negotiated new agreements with labor unions in Mexico, France, Britain, Sweden, Australia, Taiwan, Thailand, New Zealand, Belgium, and Brazil.

      We are or will be negotiating new collective bargaining agreements with labor unions in Mexico, Germany, Vietnam, South Africa, Taiwan, Britain, Brazil and Venezuela where current agreements will expire in 2004. We will also be negotiating new collective bargaining agreements to cover employees at our Volvo and Jaguar affiliates in 2004.

      In recent years, we have not had significant work stoppages at our facilities, but they have occurred in some of our suppliers’ facilities. A work stoppage could occur as a result of disputes under our collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, which, if protracted, could adversely affect our business and results of operation. Work stoppages at supplier facilities for labor or other reasons could have similar consequences if alternate sources of components are not readily available.

      In addition to our collective bargaining agreement with the UAW, in 1989 we entered into a separate agreement with the UAW in connection with the sale of our Dearborn steel-making operations to Rouge Industries, Inc., then known as Marico Acquisition Corp. As part of the sale, employees of our former steel-making operations became employees of Rouge Steel Company, a wholly-owned subsidiary of Rouge Industries, Inc. (“Rouge”). Pursuant to the UAW agreement, we agreed that Rouge hourly employees who, at the time of the sale, were represented by the UAW and met certain seniority requirements would be allowed to return to Ford to work in one of our Rouge area plants if they were laid off by Rouge in the future as a result of a layoff of unknown duration, a permanent discontinuance of operations by Rouge or a sale of the assets of Rouge. The right to return remains in effect with respect to each eligible employee for a period equal to the employee’s Ford seniority as of the date of the sale by Ford. Approximately 700 former Ford employees are covered by this agreement. On October 23, 2003, Rouge filed a voluntary petition under Chapter 11 of the Bankruptcy Code. On December 30, 2003, the bankruptcy court approved the sale of substantially all of Rouge’s assets to Severstal North America, Inc. (“Severstal”), which sale closed on January 30, 2004. On February 23, 2004, Ford entered into an agreement with the UAW to provide opportunities to the employees of Rouge who would have had the right to return to

Item 1. Business (Continued)

Ford under the circumstances described above. These employees were provided an option to (i) continue employment with Severstal, begin receipt of Ford-UAW retirement benefits if otherwise eligible, and waive any claims against Ford relating to the prior agreement, (ii) continue in employment with Severstal for a retention period before termination, begin receipt of Ford-UAW retirement benefits while employed by Severstal if otherwise eligible, and at termination be eligible for an incentive benefit funded by Ford and waive any claims against Ford relating to the prior agreement, or (iii) terminate employment with Severstal, immediately transfer to Ford employment, and waive any claims against Ford relating to the prior agreement.

Engineering, Research and Development

      We conduct engineering, research and development primarily to improve the performance (including fuel efficiency), safety and customer satisfaction of our products, and to develop new products. We also have staffs of scientists who engage in basic research. We maintain extensive engineering, research and design centers for these purposes, including large centers in Dearborn, Michigan; Dunton, Gaydon and Whitley, England; Gothenburg, Sweden; and Aachen and Merkenich, Germany. Most of our engineering research and development relates to our Automotive operating segment. In general, our engineering activities that do not involve basic research or product development, such as manufacturing engineering, are excluded from our engineering, research and development charges discussed below.

      During the last three years, we recorded charges to our consolidated income for engineering, research and development we sponsored in the following amounts: $7.5 billion (2003), $7.7 billion (2002), and $7.3 billion (2001). Any customer-sponsored research and development activities that we conduct are not material.

ITEM 2. PROPERTIES

      Our principal properties include manufacturing and assembly facilities, distribution centers, warehouses, sales or administrative offices and engineering centers.

      We own substantially all of our U.S. manufacturing and assembly facilities. These facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, and transmission plants. Most of our distribution centers are leased (approximately 40% of our total square footage is owned). A substantial amount of our warehousing is provided by third party providers under service contracts. All of the warehouses that continue to be operated by us are leased, although many of our manufacturing and assembly facilities contain some warehousing space. Substantially all of our sales offices are being leased. Approximately 90% of the total square footage of our engineering centers and our supplementary research and development space is owned by us.

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

Item 2. Properties (Continued)

     The total number plants, distribution centers/ warehouses, engineering and research and development sites, and sales offices used by the Americas and International segments of our Automotive sector are shown below.

		Distribution	Engineering,
Segment	Plants	Centers/ Warehouses	Research/ Development	Sales Offices

Americas	56	51	42	43
International	46	16	9	28

Total	102	67	51	71

      Included in the number of plants used by the International segment shown above are several plants that are not operated directly by us, but rather by consolidated joint ventures that operate plants that support our Automotive sector. The following are the most significant of these consolidated joint ventures and the number of plants they own.

•	Ford Otosan — a joint venture in Turkey between Ford (41% partner), the Koc Group of Turkey (41% partner) and public investors (18%) that is our single source supplier of the new Ford Transit Connect vehicle. In addition, we have announced that production of the Ford Transit Van in Europe will increase at the Kocaeli Plant owned by Ford Otosan to effectively replace the production that ceased at our Genk Plant in Belgium. Ford Otosan currently assembles a limited number of Transit Vans for selected markets. Once production of the Ford Transit Van is increased, Ford Otosan will assemble Transit as a major supplier to Ford Europe. Production of the Transit Van in Southampton, England will continue. This joint venture operates two plants.

•	Getrag Ford Transmissions GmbH — a 50/50 joint venture with Getrag Deutsche Venture GmbH & Co. Kg i.G., a German company, to which we transferred our European manual transmission operations in Halewood, England, Cologne, Germany and Bordeaux, France. In 2004, Volvo Car Corporation (“Volvo Cars”) agreed to transfer its manual transmission operations from its Köping, Sweden plant to this joint venture. The Getrag joint venture produces manual transmissions for our operations in Europe (Ford Europe and PAG). Ford currently supplies most of the hourly and salaried labor requirements of the operations transferred to the Getrag joint venture. Ford employees who worked at the manual transmission operations that were transferred at the time of the formation of the joint venture are assigned to the joint venture by Ford. In the event of surplus labor at the joint venture, Ford employees assigned to the joint venture may return to Ford. Employees hired in the future to work in these operations will be employed directly by the joint venture. Getrag Ford Transmissions GmbH reimburses Ford for the full cost of the hourly and salaried labor supplied by Ford. This joint venture operates or will operate three plants.

•	Getrag All Wheel Drive AB — a joint venture in Sweden between Getrag Dana Holding GmbH (“Getrag/Dana”) (60 % partner) and Volvo Cars (40% partner). In January 2004, Volvo Cars entered into agreements with Getrag/Dana to transfer Volvo Cars’ plant in Köping, Sweden to this joint venture. The joint venture will produce all wheel drive components and, for a time, chassis components as well. The manual transmission operations at the Köping plant will be transferred to Getrag Ford Transmissions GmbH. The hourly and salaried employees at the plant have become employees of the joint venture.

•	TEKFOR Cologne GmbH — a 50/50 joint venture with Neumayer Holding GmbH, a German company, to which Ford-Werke AG transferred the operations of the Ford forge in Cologne. The joint venture produces forged components, primarily for transmissions and chassis, for use in Ford vehicles and sale to third parties. Those Ford employees that worked at the Cologne Forge Plant at the time of the formation of the joint venture are assigned to the joint venture by Ford and remain employees of Ford. All new employees hired to work at the forge

Item 2. Properties (Continued)

will be hired as employees of the joint venture. In the event of surplus labor at the joint venture, Ford employees assigned to the joint venture may return to Ford. TEKFOR Cologne GmbH reimburses Ford for full cost of the Ford employees assigned to the joint venture. This joint venture operates one plant.

•	Pininfarina Sverige, AB — a joint venture between Volvo Cars (40% partner) and Pininfarina, S.p.A. (60% partner). In September 2003, Volvo Cars entered into agreements with Pininfarina to establish this joint venture for the engineering and manufacture of niche vehicles, starting with a new, small convertible. Volvo Cars will outsource the design and engineering to Pininfarina with the manufacturing performed by the joint venture. The joint venture will produce the car at the Uddevalla Plant in Sweden, which was transferred from Volvo Cars to the joint venture and is the joint venture’s only plant.

•	Ford Vietnam Limited — a joint venture between Ford (75% partner) and Song Kong Diesel (25% partner). Ford Vietnam assembles and distributes several Ford vehicles in Vietnam, including Transit, Laser, Ranger and Escape. This joint venture operates one plant.

•	Ford India Private Limited — a joint venture between Ford (84% partner) and Mahindra & Mahindra Limited (16% partner). Ford India assembles and distributes the Ford Ikon and Endeavour in India, Nepal and Bangladesh. Ford India also imports and distributes the Mondeo. Ikon kits are exported to Mexico, South Africa and China. This joint venture operates one plant.

•	Ford Lio Ho Motor Company Ltd. (“FLH”) — a joint venture in Taiwan among Ford (70% partner), the Lio Ho Group (25% partner) and individual shareholders (5% ownership in aggregate) that assembles a variety of Ford and Mazda vehicles sourced from North America, Europe, Mazda, and Suzuki, including Escape, Tribute, Mondeo, Tierra, Mazda Protégé, Econovan, Mazda Bongo, and Suzuki Pronto. In addition to domestic assembly, FLH also imports/ distributes built-up vehicles from North America and Europe. This joint venture operates one plant.

      In addition to the plants that we operate directly or that are operated by consolidated joint ventures, additional plants that support our Automotive sector are operated by other, non-consolidated joint ventures of which we are a partner. These additional plants are not included in the number of plants shown in the table above. The most significant of these joint ventures are:

•	AutoAlliance International (“AAI”) — a 50/50 joint venture with Mazda (of which we own 33.4%), which owns and operates as its principal business an automobile vehicle assembly plant in Flat Rock, Michigan. AAI currently produces the Mazda6 vehicle and will produce the next-generation Ford Mustang beginning later this year for the 2005 model year. Ford supplies all of the hourly and substantially all of the salaried labor requirements to AAI and AAI reimburses Ford for the full cost of that labor.

•	AutoAlliance (Thailand) (“AAT”) — a 50/50 joint venture with Mazda, which owns and operates a manufacturing plant in Rayong, Thailand. AAT produces the Ford Ranger, Ford Everest and Mazda B- Series pickup trucks for the Thai market and for export to over 100 countries worldwide (other than North America), in both built up and kit form.

•	Blue Diamond Truck, S de RL de CV — a joint venture between Ford (49% partner) and International Truck and Engine Corporation (51% partner), a subsidiary of Navistar International Corporation (“Navistar”). Blue Diamond Truck develops and manufactures selected medium and light commercial trucks in Mexico and sells the vehicles to Ford and Navistar for their own independent distribution. Blue Diamond Truck commenced manufacturing operations in December 2002, with its first products, the Ford F-650/750 trucks, being shipped in February 2003.

Item 2. Properties (Continued)

•	Blue Diamond Parts, LLC — a joint venture between Ford (51% partner) and Navistar (49% partner). Blue Diamond Parts manages sourcing, merchandising, and distribution of various replacement parts.

•	Tenedora Nemak, S.A. de C.V. — a joint venture between Ford (20% partner) and a subsidiary of Alfa S.A. de C.V., a Mexican conglomerate (80% partner), that owns and operates, among other facilities, our former Canadian castings operations and supplies engine blocks and heads to several of our engine plants. Ford supplies a portion of the hourly labor requirements for the Canadian plants, for which it is fully reimbursed by the joint venture.

•	Changan Ford Automobile Corporation (“Changan Ford”) — a 50/50 joint venture between Ford and the Chongqing Changan Automobile Co, Ltd. Changan Ford produces and distributes in China a compact family sedan vehicle, the Ford Fiesta, and is planning to launch the Ford Mondeo model in 2003.

•	Jiangling Motors Corporation — a joint venture in China between Ford (30% partner), the Jiangling Motors Company Group of China (41% partner) and public investors (29%) that assembles the Ford Transit Van and other non-Ford vehicles for distribution in China.

•	Ford Malaysia Sdn. Bhd. — a joint venture between Ford (49% partner) and Tractors Malaysia, a publicly-traded subsidiary of Sime Darby (51% partner). Ford Malaysia distributes Ford vehicles assembled by its wholly-owned subsidiary AMI, an assembly company, including Laser, Ranger, Everest, Escape and Econovan.

      The furniture, equipment and other physical property owned by our Financial Services operations are not material in relation to their total assets.

      The facilities owned or leased by us or our subsidiaries and joint ventures described above are, in the opinion of management, suitable and adequate for the manufacture and assembly of our products.

ITEM 3.	LEGAL PROCEEDINGS

Overview

      Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against us and our subsidiaries, including, but not limited to, those arising out of the following: alleged defects in our products; governmental regulations covering safety, emissions, and fuel economy; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; product warranties; environmental matters; and shareholder matters. Some of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive or antitrust or other multiplied damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions or other relief that, if granted, would require very large expenditures. We regularly evaluate the expected outcome of product liability litigation and other litigation matters. We have accrued expenses for probable losses on product liability matters, in the aggregate, based on an analysis of historical litigation payouts and trends. Expenses also have been accrued for other litigation where losses are deemed probable. These accruals are reflected in our financial statements.

Item 3. Legal Proceedings (Continued)

      Following is a discussion of our significant pending legal proceedings:

Product Liability Matters

      Asbestos Matters. Asbestos was used in brakes, clutches and other automotive components dating from the early 1900s. Along with other vehicle manufacturers, we have been the target of asbestos litigation and, as a result, we are a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and other products containing asbestos. Plaintiffs in these personal injury cases allege various health problems as a result of asbestos exposure either from (i) component parts found in older vehicles (ii) insulation or other asbestos products in our facilities or (iii) asbestos aboard our former maritime fleet. The majority of these cases have been filed in the state courts.

      Most of the asbestos litigation we face involves mechanics or other individuals who have worked on the brakes of our vehicles over the years. Also, in most asbestos litigation we are not the sole defendant. We believe we are being more aggressively targeted in asbestos suits because many previously targeted companies have filed for bankruptcy. We are prepared to defend these asbestos related cases and, with respect to the cases alleging exposure from our brakes, believe that the scientific evidence confirms our long-standing position that mechanics and others are not at an increased risk of asbestos related disease as a result of exposure to the type of asbestos formerly used in the brakes on our vehicles.

      The extent of our financial exposure to asbestos litigation remains very difficult to estimate. The majority of our asbestos cases do not specify a dollar amount for damages, and in many of the other cases the dollar amount specified is the jurisdictional minimum. The vast majority of these cases involve multiple defendants, with the number in some cases exceeding 100. Our annual payout and related defense costs in asbestos cases are increasing and may become substantial in the future. The total number of claims pending against us as of February 3, 2004 is approximately 41,500, compared with approximately 25,000 as of February 2003. This, together with the trends in civil litigation toward larger jury verdicts and punitive damages awards, is expected to result in increased payouts and defense costs in 2004.

      The United States Congress continues to consider proposals to reform asbestos litigation. The lead proposal would create a trust fund from which eligible asbestos claimants would be compensated and would preclude, during the life of the trust, litigation in the United States based on exposure to asbestos. The trust fund would be funded by asbestos defendants (including us) and the insurance industry. These funds would be used to pay eligible claimants (i.e., those who satisfy specific medical criteria and can adequately demonstrate occupational exposure to asbestos) according to a specified schedule. If legislation is enacted creating such a trust fund, we would likely be required to make substantial contributions to the fund over a specified period of time, resulting in our incurring a charge in the amount of the present value of such anticipated contributions in the period in which the legislation becomes effective. We cannot predict whether or in what form the legislation will be enacted or the costs associated with such enactment.

      Romo v. Ford. During December, 1994, an action was filed in Superior Court in Stanislaus County, California, alleging that manufacturing and design defects in a 1978 Bronco caused the deaths of three members of the plaintiff’s family. The trial in July 1999 resulted in a jury verdict ordering us to pay $290 million in punitive damages and $5 million in compensatory damages. On May 19, 2003, the United States Supreme Court granted our petition for certiorari and remanded the case for reconsideration in light of the Supreme Court’s decision in State Farm v. Campbell, which held that punitive awards generally cannot exceed nine times the compensatory award and that punitive awards cannot be based on out-of-state or dissimilar conduct. On remand, the California appeals court gave the plaintiffs the choice of either accepting a reduced punitive damages award in

Item 3. Legal Proceedings (Continued)

the amount of approximately $24 million (slightly less than five times the $5 million compensatory damage award) or a new trial. The plaintiffs elected to accept the reduced punitive damages award, which, with interest, amounted to approximately $34.5 million.

Environmental Matters

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

      Cleveland Engine Plant Notice of Violation. Following an inspection by the Cleveland Local Air Agency (which has been delegated enforcement authority by the Ohio Environmental Protection Agency (“Ohio EPA”)) our Cleveland Engine Plant received a notice of violation in July 2003. The NOV alleged violations of permit limitations for a maintenance paint spray booth and engine testing operations. The potential violations associated with the engine testing operations previously had been reported to Ohio EPA. In December 2003, Ford resolved the matter with Ohio EPA through an administrative settlement that included a nominal penalty.

      Cleveland Casting Plant Notice of Violation. Following an inspection by the Cleveland Local Air Agency, our Cleveland Casting Plant received a notice of violation in July 2002. The NOV alleged that the Plant exceeded a number of its permit limitations, modified its emission sources without first obtaining a permit to install, did not operate certain process equipment according to permit requirements, and did not conduct required emission testing. In December 2003, Ford resolved the matter with Ohio EPA through an administrative settlement that included a nominal penalty.

      Wixom Assembly Plant Notice of Violation Regarding Air Emissions. In September 2003, the Department of Environmental Quality (the “DEQ”) notified Ford that it is commencing an enforcement action related to several abatement equipment malfunctions at our Wixom, Michigan Assembly Plant over the last few years. The DEQ alleges that the plant did not properly follow state air rules governing abatement equipment malfunction. We are negotiating the terms of a malfunction abatement plan with the DEQ that will be included in the Plant’s operating permit. It is reasonably possible that the DEQ could seek monetary sanctions of $100,000 or more for these alleged violations.

Class Actions

      The following are actions filed against us on behalf of individual plaintiffs and all others similarly situated (i.e., purported class actions). In light of the fact that very few of the purported class actions filed against us in the past have ever been certified by the courts as class actions, the actions listed below are limited to those that (i) have been certified as a class action by a court of competent

Item 3. Legal Proceedings (Continued)

jurisdiction (and any additional purported class actions that raise allegations substantially similar to a certified case) and (ii) if resolved unfavorably to the Company, would likely involve a significant cost.

      Firestone Class Actions. Over 100 Firestone-related class actions have been filed against us, but many have been consolidated into a single case now pending in federal court in Indianapolis. Plaintiffs in these cases have never been injured in an accident involving Firestone tires, but they seek to recover, on behalf of all purchasers of Ford Explorers with Firestone tires, the alleged diminution in vehicle value caused by the use of those tires or by the alleged instability of Explorers. Plaintiffs also seek punitive damages.

      In the case pending in Indianapolis, the United States Court of Appeals for the Seventh Circuit has ruled that the case cannot be maintained as a nationwide or statewide class action. Plaintiffs are now focusing on some of the 23 cases that have not yet been transferred to Indianapolis. These cases were filed in state courts in Illinois, Pennsylvania, South Carolina (2 cases), Wisconsin, Arkansas (2 cases), California (5 cases), Louisiana, Ohio, Texas (2 cases), Connecticut (5 cases), Florida, and Tennessee. Some of these cases have been removed to federal court and are likely to be transferred to the court in Indianapolis, where they will be subject to the Seventh Circuit’s order denying class certification. Some of these cases, however, will remain in state court where the trial courts will be free to reconsider the issue of class certification. A state trial judge in Arkansas has dismissed one of the cases pending in that state because plaintiffs suffered no injury.

      In the case filed in Illinois, and in one of the cases filed in South Carolina, the trial courts have already certified statewide classes. In those cases, however, plaintiffs are not relying on any alleged defects in the Ford Explorer; rather, they allege only that Firestone ATX and Wilderness AT tires installed on Ford Explorers and Mercury Mountaineers are defective. Since we have already agreed to replace all of these tires, we are seeking to have these cases dismissed as moot. We will also be seeking appellate review of these rulings.

      On June 20, 2003, the U.S. Court of Appeals enjoined the prosecutions of state cases that purport to represent a nationwide class on the basis that the court’s prior decisions establish conclusively that these cases cannot be tried as nationwide class actions. State cases that involve only statewide classes are unaffected by the June 20 decision, but are likely to be stayed pending completion of a settlement that Firestone has tentatively negotiated with the plaintiffs. The proposed settlement would require plaintiffs to dismiss all class action claims against Ford that are based on alleged tire defects.

      Paint Class Actions. A purported class action in state court in Illinois asserts claims on behalf of residents of all states except Texas who have experienced paint peeling on most 1988 through 1997 model year Ford vehicles. Plaintiffs allege fraud, breach of warranty, and violations of consumer protection statutes, contending that their paint is defective and susceptible to peeling because we did not use spray primer between the high-build electrocoat (“HBEC”) and the color coat. The lack of spray primer allegedly causes the adhesion of the color coat to the HBEC to deteriorate after extended exposure to ultraviolet radiation from sunlight. Plaintiffs seek unspecified compensatory damages (in an amount to cover the cost of repainting their vehicles and to compensate for alleged diminution in value), punitive damages, attorneys’ fees and interest. On September 15, 2003, the court certified the class of owners of 1989-96 model year vehicles that have experienced paint peeling (all states except Texas). We will seek leave to appeal this order.

      A second purported class action, filed in Texas state court, involving essentially the same allegations was settled for a nominal amount following reversal by the Texas Court of Appeals of the trial court’s order certifying a class.

      Ford/Citibank Visa Class Action. Four purported nationwide class actions and two purported statewide class actions are pending against us in connection with the June 1997 announcement of the termination of the Ford/Citibank credit card rebate program; Citibank is also a defendant in some

Item 3. Legal Proceedings (Continued)

of these actions. The actions allege damages in an amount up to $3,500 for each cardholder who obtained a Ford/Citibank credit card in reliance on the rebate program and who is precluded from accumulating discounts toward the purchase or lease of new Ford vehicles after December 1997 as a result of the termination of the rebate program. Plaintiffs contend that defendants deceptively breached their contract by unilaterally terminating the program, that defendants have been unjustly enriched as a result of the interest charges and fees collected from cardholders, and further, that defendants conspired to deprive plaintiffs of the benefits of their credit card agreement. Plaintiffs seek compensatory damages, or alternatively, reinstatement of the rebate program, and punitive damages, costs, expenses and attorneys’ fees.

      The four purported nationwide class actions are pending in state courts in Alabama, Illinois, New York, and Washington, and the purported statewide class actions are pending in California state courts. The Alabama court has conditionally certified a class consisting of Alabama residents.

      Crown Victoria Police Interceptor Class Actions. A total of 23 purported class actions have been filed on behalf of government entities that own Ford Crown Victoria Police Interceptors, alleging that the vehicles are susceptible to fuel leaks and fires when struck from the rear at high speed. Twenty of the actions have been consolidated into a Multi District Litigation (“MDL”) proceeding in the U.S. District Court, Northern District of Ohio. The remaining actions are pending in Illinois (2 cases) and California. Five of the cases purport to represent a nationwide class; the other cases purport to represent statewide classes. The complaints seek a recall of the affected vehicles, an injunction, compensatory and punitive damages and other relief. A state court in Illinois has certified a state-wide class of all municipalities in the state of Illinois that own 1992-2002 Police Interceptor vehicles.

      Six additional purported class actions relating to non-police Ford Crown Victoria vehicles, with similar allegations and demands for relief, have been filed in Arkansas, Illinois, Ohio, California, Florida, and Texas. The Arkansas and Ohio cases purport to represent a nationwide class; the others purport to represent owners in the relevant state.

      F-150 Radiator Class Actions. Three purported class actions are pending alleging that the Company defrauded purchasers of approximately 400,000 1999-2001 F-150 trucks by falsely representing that certain option packages included “upgraded” radiators. In one case, in state court in Texas, the trial court has certified a nationwide class of all purchasers of 2000 and 2001 F-150 trucks with heavy duty or trailer packages. We are appealing that ruling to the Texas Court of Appeals. Cases in South Carolina and California purport to represent statewide classes. Prior to the filing of these suits, we implemented a program that gives affected customers a choice of $100 cash, a $500 coupon, or installation of an upgraded radiator. However, plaintiffs’ are alleging that the program should cover additional vehicles, that they should be reimbursed for loss of use of the vehicle while the radiators are being replaced, and that they are entitled to attorney fees.

      Hydroboost Truck Brake Class Action. A purported class action was filed on August 2, 2002 in state court in Oklahoma on behalf of all purchasers of 1999 through 2002 model year F-250, F-350, F-450, and F-550 Ford Super Duty Trucks and 2002 Excursions with hydroboost hydraulic braking systems. The complaint alleges that these trucks are unsafe because they suffer diminished power assist to the steering when the driver is simultaneously braking and steering. The complaint alleges breach of warranty and fraud, and seeks the cost of retrofitting the trucks to eliminate the alleged danger, compensation for diminished resale value, and other relief. On January 19, 2004, the court granted plaintiff’s motion to certify a nationwide class, and agreed to stay proceedings while we appeal. The Safety Administration investigated a similar issue and closed the investigation, finding that “diminished steering assist while braking is present” in these trucks, but that the “associated injury and property damage incidents are so rare that they do not present a risk to vehicle safety.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not required.

ITEM 4A.	EXECUTIVE OFFICERS OF FORD

      Our executive officers and their positions and ages at March 1, 2004 unless otherwise noted, are shown in the table below:

		Present Position
Name	Position	Held Since	Age

William Clay Ford, Jr.*	Chairman of the Board and Chief Executive Officer	October 2001	46

Nicholas V. Scheele**	President and Chief Operating Officer (also a Director)	October 2001	60

Allan D. Gilmour	Vice Chairman	May 2002	69

James J. Padilla	Executive Vice President and President, The Americas	December 2002	57

David W. Thursfield	Executive Vice President — International Operations and Global Purchasing (Chairman & CEO, Ford of Europe)	December 2002	58

Bruce L. Blythe	Chief Strategy Officer	September 2003	59

Lewis W. K. Booth	Group Vice President (President & COO, Ford of Europe)	September 2003	55

Mark Fields	Group Vice President — Premier Automotive Group	July 2002	43

Roman J. Krygier	Group Vice President — Manufacturing and Quality	November 2001	61

Joe W. Laymon	Group Vice President — Corporate Human Resources	October 2003	51

Donat R. Leclair	Group Vice President and Chief Financial Officer	August 2003	52

Philip R. Martens	Group Vice President — Product Creation	October 2003	43

J C. Mays	Group Vice President — Design	August 2003	49

James G. O’Connor	Group Vice President — North America Marketing, Sales and Service	May 2002	61

Ziad S. Ojakli	Group Vice President — Corporate Affairs	January 2004	36

Richard Parry-Jones	Group Vice President, Product Development and Chief Technical Officer	August 2001	52

Mark A. Schulz	Group Vice President — Asia Pacific	October 2003	51

Greg C. Smith	Group Vice President — (Chairman & Chief Executive Officer, Ford Motor Credit Company)	October 2002	52

Anne Stevens	Group Vice President — Canada, Mexico and South America	October 2003	55

James C. Gouin	Vice President and Controller	August 2003	44

Dennis E. Ross	Vice President and General Counsel	October 2000	53

_______________
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

     All of the above officers, except those noted below, have been employed by Ford or its subsidiaries in one or more capacities during the past five years. Described below are the positions (other than those with Ford or its subsidiaries) held by those officers who have not been with Ford or its subsidiaries for five years:

•	Mr. Gilmour previously served as Ford’s Chief Financial Officer from 1986 to 1987 and as a Vice Chairman from 1993 until his retirement after 34 years with Ford in 1995. Mr. Gilmour also owns a Ford-franchised automotive dealership.

•	Mr. Blythe previously served in a number of senior strategic and financial positions with Ford from 1968 until he left the Company in 1993. From 1993 until he rejoined Ford in his current

Item 4A.	Executive Officers of Ford (Continued)

position in 2003, Mr. Blythe served as a consultant to various clients, including the Ford family.

•	Mr. Laymon was Vice President, US and Canada Region and Director, Human Resources, Worldwide Regions, for Eastman Kodak Company from 1996 to 2000.

•	Mr. Ojakli served as Principal Deputy for Legislative Affairs for President Bush from December 2002 to 2003, and was Deputy Assistant to the President from 2001 to 2002. Prior to that, from 1998 to 2000, he was the Policy Director and Chief of Staff to the Senate Republican Conference Secretary.

      Under Ford’s By-Laws, the executive officers are elected by the Board of Directors at the Annual Meeting of the Board of Directors held for this purpose. Each officer is elected to hold office until his or her successor is chosen or as otherwise provided in the By-Laws.

PART II

ITEM 5.	MARKET FOR FORD’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Our Common Stock is listed on the New York and Pacific Coast Stock Exchanges in the United States and on certain stock exchanges in Belgium, France, Germany, Switzerland and the United Kingdom.

      The table below shows the high and low sales prices for our Common Stock and the dividends we paid per share of Common and Class B Stock for each quarterly period in 2003 and 2002.

	2003				2002

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Common Stock price per share*
High	$10.80	$11.71	$12.53	$17.33	$17.29	$18.23	$16.24	$11.91
Low	6.58	7.30	10.43	10.41	13.90	14.88	9.24	6.90

Dividends per share of Common and Class B Stock	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10

* New York Stock Exchange composite interday prices as listed in the price history database available at www.NYSEnet.com.

      As of February 27, 2004, stockholders of record of Ford included 192,725 holders of Common Stock (which number does not include 19,834 former holders of old Ford Common Stock who have not yet tendered their shares pursuant to our recapitalization, known as the Value Enhancement Plan, which became effective on August 9, 2000) and 103 holders of Class B Stock.

      We sold or issued shares of our Common Stock during the past three years in private transactions that were not registered with the Securities and Exchange Commission as follows:

2003	2002	2001

1,451,859 shares	2,131,411 shares	188,919 shares

      These shares were sold or issued in transactions that were exempt from registration requirements because they were private placements under Section 4(2) of the Securities Act of 1933, as amended. All of the shares issued in 2003, 2002 and 2001 were issued to various directors, officers and other executives of the Company pursuant to their compensation plans or agreements. The consideration we received for these shares was determined to be at least equal to the market value of the shares at the time of the transactions.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected financial data concerning Ford for each of the last five years (dollar amounts in millions, except per share amounts). The data have been reclassified for held-for-sale operations in 2003, which are described in Note 3 of the Notes to Financial Statements.

	2003	2002	2001	2000	1999

Total Company
Sales and revenues	$164,196	$162,256	$160,504	$168,930	$160,053

Income/(loss) before income taxes	1,370	951	(7,419)	8,311	9,856
Provision/(credit) for income taxes	135	301	(2,096)	2,722	3,247
Minority interests in net income of subsidiaries	314	367	24	127	112

Income/(loss) from continuing operations	921	283	(5,347)	5,462	6,497
Income/(loss) from discontinued/held-for-sale operations	(8)	(62)	(106)	257	740
Loss on disposal of discontinued/held-for-sale operations	(154)	(199)	—	(2,252)	—
Cumulative effects of change in accounting principle	(264)	(1,002)	—	—	—

Net income/(loss)	$495	$(980)	$(5,453)	$3,467	$7,237

Automotive sector
Sales	$138,442	$134,273	$130,736	$140,765	$135,022
Operating income/(loss)	(1,531)	(528)	(7,390)	5,298	7,190
Income/(loss) before income taxes	(1,957)	(1,153)	(8,857)	5,333	7,296
Financial Services Sector
Revenues	$25,754	$27,983	$29,768	$28,165	$25,031
Income/(loss) before income taxes	3,327	2,104	1,438	2,978	2,560
Total Company Data Per Share of Common and Class B Stock(a)
Basic:
Income/(loss) from continuing operations	$0.50	$0.15	$(2.96)	$3.69	$5.38
Income/(loss) from discontinued/held-for-sale operations	—	(0.04)	(0.06)	0.18	0.61
Loss on disposal of discontinued/held-for-sale operations	(0.09)	(0.11)	—	(1.53)	—
Cumulative effects of change in accounting principle	(0.14)	(0.55)	—	—	—

Net income/(loss)	$0.27	$(0.55)	$(3.02)	$2.34	$5.99

Diluted:
Income/(loss) from continuing operations	$0.50	$0.15	$(2.96)	$3.62	$5.26
Income/(loss) from discontinued/held-for-sale operations	—	(0.03)	(0.06)	0.17	0.60
Loss on disposal of discontinued/held-for-sale operations	(0.09)	(0.11)	—	(1.49)	—
Cumulative effects of change in accounting principle	(0.14)	(0.55)	—	—	—

Net income/(loss)	$0.27	$(0.54)	$(3.02)	$2.30	$5.86

Cash dividends(b)	$0.40	$0.40	$1.05	$1.80	$1.88
Common stock price range (NYSE Composite)
High	17.33	18.23	31.42	31.46	37.30
Low	6.58	6.90	14.70	21.69	25.42
Average number of shares of Common and Class B stock outstanding (in millions)	1,832	1,819	1,820	1,483	1,210
Total Company Balance Sheet Data at Year-End
Assets
Automotive sector	$120,641	$107,790	$88,319	$94,312	$99,201
Financial Services sector	195,279	187,432	188,224	189,078	171,048

Total assets	$315,920	$295,222	$276,543	$283,390	$270,249

Long-term Debt
Automotive	$18,987	$13,607	$13,467	$11,769	$10,398
Financial Services	100,764	106,525	107,024	86,865	67,170

Total long-term debt	$119,751	$120,132	$120,491	$98,634	$77,568

Stockholders’ Equity	$11,651	$5,590	$7,786	$18,610	$27,604

(a)	Share data have been adjusted to reflect stock dividends and stock splits. Common stock price range (NYSE Composite) has been adjusted to reflect the spin-offs of Visteon and The Associates, and a recapitalization known as our Value Enhancement Plan.

(b)	Adjusted for the Value Enhancement Plan effected in August 2000, cash dividends were $1.16 per share in 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Generation of Revenue, Income and Cash

      Our Automotive sector’s revenue, income and cash are generated primarily from sales of vehicles to our dealers and distributors (i.e., our customers). Vehicles we produce generally are subject to firm orders from our customers and generally are deemed sold (with the proceeds from such sale recognized in revenue) immediately after they are produced and shipped to our customers. This is not the case, however, with respect to vehicles produced for sale to daily rental car companies that are subject to a guaranteed repurchase option or vehicles produced for use in our own fleet (including management evaluation vehicles). Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option are accounted for as operating leases, with lease revenue and profits recognized over the term of the lease. When we sell the vehicle at auction, we recognize a gain or loss on the difference, if any, between actual auction value and the projected auction value. Therefore, except for the impact of the daily rental units sold subject to a guaranteed repurchase option and those units placed into our own fleet, vehicle production is closely linked with unit sales and revenue from such sales.

      Our Financial Services sector’s revenue is generated primarily from interest on finance receivables, including interest, net of certain deferred loan origination costs that are included as a reduction of financing revenue, and such revenue is recognized over the term of the receivable using the interest method. Also, revenue from operating leases, net of certain deferred origination costs, is recognized on a straight-line basis over the term of the lease. Income is generated to the extent revenues exceed expenses, most of which are interest and operating expenses.

      Transactions between the Automotive and Financial Services sectors occur in the ordinary course of business. For example, Ford Credit receives interest supplements and other support cost payments from the Automotive sector in connection with special vehicle financing and leasing programs that it sponsors. Ford Credit records these payments as revenue over the term of the related finance receivable or operating lease. The Automotive sector records the estimated costs of marketing incentives, including dealer and retail customer cash payments (e.g., rebates) and costs of special financing and leasing programs, as a reduction to revenue at the later of the date the related vehicle sales are recorded or at the date the incentive program is both approved and communicated.

Key Economic Factors and Trends Affecting Automotive Industry

      Excess Capacity. According to CSM Worldwide, an automotive research firm, in 2003, the automotive industry’s estimated global production capacity for light vehicles (about 65 million units) significantly exceeded global production of cars and trucks (about 53 million units). In North America and Europe, the two regions where the majority of revenue and profits are earned in the industry, excess capacity was an estimated 14% and 17%, respectively, in 2003. We expect that this condition will continue for many years.

      Pricing Pressure. Excess capacity coupled with a proliferation of new products being introduced in key segments by the industry will keep pressure on manufacturers’ ability to increase prices on their products. In addition, in recent years, Korean-based manufacturers have been increasing the number of vehicles they export for sale in the United States and other key markets, and this has contributed, and is expected to continue to contribute, to pricing pressure. In the United States, the reduction of real prices for similarly contented vehicles accelerated in recent years, and we expect that a challenging pricing environment will continue for some time to come. In Europe, the automotive industry has experienced intense pricing pressure for several years; in 2003, net pricing declined more in Europe than in the United States. Net pricing is a measure of the combined effect

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

of changes in wholesale prices for vehicles sold and marketing incentives incurred on those vehicles, while excluding the effects of changes in unit sales volume and foreign currency exchange rates.

      Consumer Spending Trends. We expect, however, that a decline in, or the inability to increase, vehicle prices could be offset by the spending habits of consumers and their propensity to purchase over time higher-end, more expensive vehicles and/or vehicles with more features. Over the next decade, in the United States, we expect that growth in spending on vehicle mix and content will generally track the increase in real GDP per capita. The benefits of this to revenue growth in the automotive industry are significant. In the United States, for example, consumers in the highest income bracket are buying more often and more frequently buying upscale. We believe the share of the premium brand segment in the U.S. automotive industry will approach 13% by the end of this decade, compared with about 10% to 11% presently. With our luxury brands (i.e., Lincoln, Volvo, Jaguar, Land Rover and Aston Martin), we believe we are positioned well to take advantage of this trend.

      Although growth in vehicle unit sales (i.e., volume) will be greatest in emerging markets in the next decade, we expect that the mature automotive markets (e.g., North America, Western Europe and Japan) will continue to be the source of a substantial majority of global industry revenues over the next decade. We also expect that the North American market will continue as the single largest source of revenue for the automotive industry in the world in the next decade.

      Health Care Expenses. In the United States, the average annual percentage increase in health care prices we have experienced in the last few years has been in the double digits. In 2003, our health care expenses for United States employees and retirees were $3.2 billion, with about $2.2 billion attributable to retirees and the balance attributable to active employees. Prescription drug costs is the fastest growing segment of our health care expenses and accounted for about one-third of our total United States health care expenses in 2003.

      Although we have taken measures to have employees and retirees bear a higher portion of the costs of their health care benefits, we expect our health care costs to continue to increase. For 2004, our trend assumptions for U.S. health care expenses include an initial trend rate of 9% and a steady state trend rate of 5% reached in 2010. These assumptions include the effect of actions we are taking and expect to take to offset health care inflation, including further employee cost sharing, administrative improvements and other efficiencies.

Trends and Strategies

      Revenue Management. To address the pricing pressure that exists in the automotive industry, we have employed a customer-focused revenue management strategy to maximize per unit revenue. This strategy is focused on a disciplined approach to utilizing customer demand data — available from many sources, including internet hits, transaction data, customer leads, and research — to help us develop and sell vehicles that more closely match customer desires.

      We believe our revenue management strategy has contributed significantly to increases in our revenue per vehicle sold for our Ford North America business unit of $724 and $284 for 2003 and 2002, respectively. (These amounts exclude the incremental effect on revenue from the consolidation of certain dealerships in 2003 related to FIN 46, discussed in Note 13 of the Notes to Financial Statements).

      Cost Reduction. Given the difficult economic and operating environment described herein, we continue to focus on reducing our cost structure. During 2003, we reduced our costs by over $3 billion (at constant volume, mix and exchange and excluding special items). Cost reductions were realized in quality-related costs resulting from fewer warranty claims, recalls and customer service actions, as well as reduced manufacturing, engineering and overhead costs. Lower product costs (which are comprised of material and component costs for our vehicles) on carryover vehicles

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

partially offset higher product costs for newly introduced vehicles. Further cost efficiencies will be realized as we continue to implement our Revitalization Plan.

     Shared Technologies. One of the strategies we are employing to realize efficiencies in manufacturing, engineering and product costs for new vehicles is the sharing of vehicle platforms and components among various models and the re-use of those platforms and components from one generation of a vehicle model to the next.

Revitalization Plan Progress

      In January 2002, we announced that through the implementation of our Revitalization Plan, we expected to improve our pre-tax profit excluding special items to $7 billion by mid-decade, which we have defined as 2006. We do not expect a linear progression to the target of $7 billion of pre-tax profit excluding special items.

      In 2004, we expect that the rate of profit improvement will be less than what we have experienced over the past couple of years. We are still about a year away from introducing new products that are designed in a manner such that the cost to produce them is appropriate in the current pricing environment, and we are about two years away from having those products in significant volume. In addition, as indicated above, rising health care costs remain a concern for us.

      We expect, however, to make progress in 2004, as we will focus on significantly improving the performance of our Ford Europe business unit, and filling our global product pipeline with new product introductions, particularly in the passenger car area. Further, as indicated above, we are continuing our efforts to improve quality and our cost structure. Overall, while conditions may slow our rate of improvement in 2004, we believe we are on track to achieve our goal of $7 billion in pre-tax profits, excluding special items, by year-end 2006.

FULL-YEAR 2003 RESULTS OF OPERATIONS

      The results of our continuing operations below exclude the results of discontinued and held-for-sale operations, which are described in Note 3 of the Notes to Financial Statements.

      Our worldwide net income was $495 million or $0.27 per share of Common and Class B stock in 2003, up $1.5 billion from a loss of $980 million or $0.55 per share in 2002.

      Results by business sector for 2003, 2002, and 2001 are shown below (in millions):

	2003	2002	2001

Income/(loss) before income taxes
Automotive sector	$(1,957)	$(1,153)	$(8,857)
Financial Services sector	3,327	2,104	1,438

Total Company	1,370	951	(7,419)
Provision for/(benefit from) income taxes	135	301	(2,096)
Minority interests in net income/(loss) of subsidiaries	314	367	24

Income/(loss) from continuing operations	921	283	(5,347)
Income/(loss) from discontinued/held-for-sale operations	(8)	(62)	(106)
Loss on disposal of discontinued/held-for-sale operations	(154)	(199)	—
Cumulative effect of change in accounting principle*	(264)	(1,002)	—

Net income/(loss)	$495	$(980)	$(5,453)

*	Related to adoption of FIN 46 in 2003 and the adoption of Statement of Financial Accounting Standards No. 142 (see Notes 13 and 7, respectively, of the Notes to Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     We established and communicated milestones for 2003. Our results against these milestones are listed below:

Industry Volume	Planning Assumptions	Actual
U.S.	16.5 million units	17.0
Europe	17.0 million units	17.0

Net Pricing
U.S.	Zero	(0.6)%
Europe	1%	(1.7)%

Physicals	2003 Milestone	Results
Automotive
Quality	Improve in all regions	Improved
Market share	Improve in all regions	Mixed
Cost performance(a)	Improve by at least $500 million	$3.2 Bils.
Capital spending	$8 billion	$7.4 Bils.

Financial Results
Automotive
Income before income taxes(b)	Breakeven	$0.1 Bils.
Operating related cash flow(c)	Breakeven	$0.1 Bils.
Ford Credit
Cash contribution to parent	Improve	Up $3.3 Bils.
Managed leverage(d)	Maintain in low end of 13-14 to 1 range	13.0 to 1

(a)	Calculated at constant volume, mix and exchange, excluding special items (see chart below for additional information on cost performance).
(b)	Excluding special items (see GAAP equivalent measure and reconciliation below).
(c)	We have redefined this milestone to exclude pension and long-term VEBA contributions in addition to the exclusion of tax refunds. For the calculation of this non-GAAP measure and reconciliation to its GAAP equivalent (Automotive cash flows from operating activities before securities trading of $1.3 billion) see “Liquidity and Capital Resources — Gross Cash”.
(d)	See “Liquidity and Capital Resources, Financial Services Sector, Ford Credit — Leverage” for the calculation and reconciliation of this non-GAAP measure.

     In the table above, we disclose our Automotive income before income taxes excluding special items, which is not a financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”). We believe, however, that this measure is useful to our investors because it excludes elements that we do not consider to be indicative of our ongoing Automotive operating activities. This income before income taxes excluding special items measure is one of the metrics by which our management evaluates the business and it provides investors with a more relevant measure of the results generated by our ongoing operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table reconciles Automotive income before income taxes excluding special items to Automotive Income/(loss) before income taxes (which includes special items), the most directly comparable financial measure presented in accordance with GAAP (in millions):

	2003	2002	2001

Automotive sector
Income/(loss) before income taxes excluding special items	$104	$(253)	$(2,855)
Special items*:
Revitalization Plan and other charges	—	—	(5,593)
European restructuring	(513)	(173)	—
Premier Automotive Group restructuring	—	(157)	—
Mazda restructuring actions	—	—	(114)
Visteon agreement	(1,597)	—	—
Disposition of non-core businesses	49	(570)	(295)

Total special items	(2,061)	(900)	(6,002)

Income/(loss) before income taxes	$(1,957)	$(1,153)	$(8,857)

*	See Automotive Sector Results from Operations — 2003 Compared with 2002 for a discussion of special items.

     The table below shows how we were able to significantly exceed our 2003 cost performance milestone (in billions):

Costs*
2003
Better/(Worse)
2002

Quality related	$ 1.6
Manufacturing and engineering	1.2
Overhead	1.4
Net product costs	0.4
Depreciation and amortization	(0.2)
Pension and healthcare	(1.2)

Total	$ 3.2

*	At constant volume, mix and exchange and excluding special items.

     The $1.6 billion in quality related cost reductions resulted from fewer warranty claims, primarily on 2002 model year vehicles, as well as sharply lower recalls and customers service actions. The $1.2 billion reduction in manufacturing and engineering reflected ongoing efficiencies and an intense effort to identify and eliminate waste. The $1.4 billion reduction in overhead resulted from intensive cost cutting and elimination of waste in areas such as advertising and sales promotion, personnel costs, consulting, travel and office supplies. Net product costs, which improved by $400 million, include the net impact of higher costs on newly introduced vehicles and the effect of ongoing cost reductions on carryover vehicles.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR RESULTS OF OPERATIONS

2003 Compared with 2002

      Details of Automotive sector income/(loss) before income taxes and income/(loss) before income taxes excluding special items for 2003 and 2002 are shown below (in millions):

				Income/(Loss) Before Taxes
	Income/(Loss) Before Taxes			Excluding Special Items

			2003			2003
			Over/			Over/
			(Under)			(Under)
	2003	2002	2002	2003	2002	2002

Americas
Ford North America	$165	$2,490	$(2,325)	$1,762	$2,490	$(728)
Ford South America	(130)	(622)	492	(130)	(622)	492

Total Americas	35	1,868	(1,833)	1,632	1,868	(236)
International
Ford Europe	(1,626)	(722)	(904)	(1,113)	(549)	(564)
Ford Asia Pacific	(25)	(176)	151	(25)	(176)	151
Premier Automotive Group	164	(897)	1,061	164	(740)	904
Other International	69	(15)	84	69	(15)	84

Total International	(1,418)	(1,810)	392	(905)	(1,480)	575
Other Automotive	(574)	(1,211)	637	(623)	(641)	18

Total excluding special items				104	(253)	357
Less: special items				(2,061)	(900)	(1,161)

Total Automotive	$(1,957)	$(1,153)	$(804)	$(1,957)	$(1,153)	$(804)

      Details of Automotive sector sales and vehicle unit sales for 2003 and 2002 are shown below:

	Sales				Vehicle Unit Sales*
	(in billions)				(in thousands)

			2003				2003
			Over/(Under)				Over/(Under)
	2003	2002	2002		2003	2002	2002

Americas
Ford North America	$83.6	$87.1	$(3.5)	(4)%	3,811	4,146	(335)	(8)%
Ford South America	1.9	1.5	0.4	27	209	195	14	7

Total Americas	85.5	88.6	(3.1)	(3)	4,020	4,341	(321)	(7)
International
Ford Europe	22.2	18.9	3.3	17	1,595	1,561	34	2
Ford Asia Pacific	5.8	4.4	1.4	32	353	300	53	18
Premier Automotive Group	24.9	21.3	3.6	17	752	771	(19)	(2)
Other International	—	—	—	—	—	—	—	—

Total International	52.9	44.6	8.3	19	2,700	2,632	68	3

Other Automotive	—	1.1	(1.1)	—	—	—	—	—

Total Automotive	$138.4	$134.3	$4.1	3%	6,720	6,973	(253)	(4)%

*	Includes rental repurchase and Company vehicles sold at auction and excludes new and used vehicle sales by our consolidated dealerships (consolidated beginning third quarter of 2003).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Details of Automotive sector market share for selected markets for 2003 and 2002 are shown below:

			2003
			Over/(Under)
	2003	2002	2002		Market

Americas
Ford North America	19.2%	19.9%	(0.7	) pts.	U.S.*
Ford South America	11.5	9.9	1.6		Brazil*
International
Ford Europe	8.6	8.6	—		Europe*
Ford Asia Pacific	13.9	13.2	0.7		Australia*
Premier Automotive Group	1.3/2.2	1.2/2.2	0.1/—		U.S./Europe

*	Excludes market share of our Premier Automotive Group brand vehicles (i.e. Volvo, Jaguar, Land Rover and Aston Martin).

Americas Automotive Segment

Ford North America. The decrease in income before income taxes for Ford North America included a charge of $1.6 billion related to agreements reached with Visteon Corporation (“Visteon”) in the fourth quarter of 2003. Visteon is our largest supplier and is the primary supplier of many critical components for several of our vehicle lines. The agreements primarily address pricing and sourcing arrangements between Ford and Visteon, as well as costs related to approximately 20,000 UAW-represented Ford employees assigned to Visteon.

      The principal terms of these agreements include:

•	Our assumption of approximately $1.65 billion of Visteon’s responsibility for the postretirement health care and life insurance benefit obligations for our UAW-represented employees assigned to Visteon.*

•	Extending the term for Visteon to complete pre-funding of its remaining hourly and salaried postretirement health care and life insurance liabilities to 2049, rather than 2020 as was agreed at the time of our spin-off of Visteon.*

•	Visteon’s agreement to pay us $150 million in lieu of further price reductions for 2003 business in North America. In addition, Visteon has committed to a schedule of annual price reductions over the next four years for North American business.

•	All new Ford business sourced to Visteon will be at competitive prices and terms and we are generally obligated to source to Visteon in North America when it is competitive. In addition, we will subsidize part of Visteon’s costs of paying higher wages to our UAW-represented employees assigned to Visteon, assuming industry-competitive manning levels, beginning with any new Ford business sourced to Visteon.

•	We and Visteon will share equally up to $200 million in costs to upgrade Visteon’s information technology systems as it completes its separation from our information technology systems.

*	See Note 19 of the Notes to Financial Statements for more information regarding this aspect of the agreement with Visteon.

In addition to the impact of the Visteon agreements, the reduction in income reflected lower vehicle unit sales, unfavorable net pricing and unfavorable exchange rates partially offset by cost reductions and favorable product mix. Lower vehicle unit sales reflected the absence of a dealer stock change in 2003 compared with a dealer stock build in 2002 and lower market share. Lower market share reflected the discontinuation of low-margin models (Mercury Cougar, Ford

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Escort, Mercury Villager, Lincoln Continental and Ford Explorer Sport) and a planned reduction in sales to daily rental car companies.

Ford South America. The improvement in earnings reflected the non-recurrence of the adverse effects of currency devaluation in Brazil and Argentina, increased market share primarily due to market acceptance of two new models, the Ford Fiesta and EcoSport, and continuing improvement in the business structure.

International Automotive Segment

Ford Europe. The increased loss before income taxes for Ford Europe included a charge of $513 million in 2003 compared to a charge of $173 million in 2002 related to restructuring actions. The 2003 charges related to personnel reductions in Germany and the United Kingdom, a shift removal at our plant in Genk, Belgium, and other manufacturing efficiencies. We expect to incur additional charges of about $160 million in the first half of 2004 related to these actions and expect most of the related cash outlay will take place in 2004. We anticipate these actions will result in personnel reductions of about 6,700 and will reduce costs in our Ford Europe business unit by about $450 million in 2004, excluding the expected additional charges related to the restructuring actions described above, and about $550 million annually thereafter.

In addition to the impact of the restructuring actions, the increased loss for Ford Europe reflected unfavorable net pricing, a less favorable product mix, unfavorable exchange rates and a larger reduction in dealer stocks, partially offset by cost reductions and improved results at Ford Otosan, our joint venture in Turkey. The increase in sales reflected primarily stronger European currencies.

Ford Asia Pacific. The improvement in sales and the loss before income taxes for Ford Asia Pacific reflected primarily favorable exchange rates, favorable net pricing, higher industry volumes and improved market share.

Premier Automotive Group. The improvement in income before income taxes for Premier Automotive Group reflected primarily cost reductions and improved product mix, partially offset by unfavorable exchange rates. The improved product mix reflected the introduction of the Jaguar XJ model in the first quarter of 2003 and a full year of sales of the Volvo XC90 and the Land Rover Range Rover models. The increase in revenues reflected stronger European currencies and favorable product mix.

Other International. The improvement in Other International profits reflected primarily our share of Mazda’s improved operating results.

Other Automotive

      The improvement in loss before income taxes for Other Automotive (which in 2003 represents primarily interest income and expense including realized and unrealized gains and losses on cash and marketable securities) reflected primarily the non-recurrence of a charge of $570 million in 2002 related to the sale of non-core businesses, primarily Kwik-Fit Holdings Ltd (“Kwik-Fit”). The improvement was partially offset by the non-recurrence of gains in cash and marketable securities in 2002, which reflected declining interest rates in 2002.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2002 Compared with 2001

      Details of Automotive sector income/(loss) before income taxes and income/(loss) before income taxes excluding special items for 2002 and 2001 are shown below (in millions):

				Income/(Loss) Before Taxes
	Income/(Loss) Before Taxes			Excluding Special Items

			2002			2002
			Over/(Under)			Over/(Under)
	2002	2001	2001	2002	2001	2001

Americas
Ford North America	$2,490	$(5,278)	$7,768	$2,490	$(750)	$3,240
Ford South America	(622)	(1,358)	736	(622)	(510)	(112)

Total Americas	1,868	(6,636)	8,504	1,868	(1,260)	3,128

International
Ford Europe	(722)	(306)	(416)	(549)	(306)	(243)
Ford Asia Pacific	(176)	(351)	175	(176)	(351)	175
Premier Automotive Group	(897)	8	(905)	(740)	8	(748)
Other International	(15)	(606)	591	(15)	(111)	96

Total International	(1,810)	(1,255)	(555)	(1,480)	(760)	(720)

Other Automotive	(1,211)	(966)	(245)	(641)	(835)	194

Total excluding special items				(253)	(2,855)	2,602
Less: special items				(900)	(6,002)	5,102

Total Automotive	$(1,153)	$(8,857)	$7,704	$(1,153)	$(8,857)	$7,704

      Details of Automotive sector sales and vehicle unit sales for 2002 and 2001 are shown below:

	Sales				Vehicle Unit Sales*
	(in billions)				(in thousands)

			2002				2002
			Over/(Under)				Over/(Under)
	2002	2001	2001		2002	2001	2001

Americas
Ford North America	$87.1	$83.9	$3.2	4%	4,146	4,051	95	2%
Ford South America	1.5	2.1	(0.6)	(29)	195	195	—	—

Total Americas	88.6	86.0	2.6	3	4,341	4,246	95	2

International
Ford Europe	18.9	19.4	(0.5)	(3)	1,561	1,698	(137)	(8)
Ford Asia Pacific	4.4	3.8	0.6	16	300	274	26	9
Premier Automotive Group	21.3	20.4	0.9	4	771	790	(19)	(2)
Other International	—	—	—	—	—	—	—	—

Total International	44.6	43.6	1.0	2	2,632	2,762	(130)	(5)

Other Automotive	1.1	1.1	—	—	—	—	—	—

Total Automotive	$134.3	$130.7	$3.6	3%	6,973	7,008	(35)	—%

*	Includes rental repurchase and Company vehicles sold at auction.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Details of Automotive sector market share for selected markets for 2002 and 2001 are shown below:

			2002
			Over/(Under)
	2002	2001	2001		Market

Americas
Ford North America	19.9%	21.6%	(1.7	) pts.	U.S.*
Ford South America	9.9	7.8	2.1		Brazil*
International
Ford Europe	8.6	8.6	—		Europe*
Ford Asia Pacific	13.2	13.8	(0.6)		Australia*
Premier Automotive Group	1.2/2.2	1.2/2.0	—/0.2		U.S./Europe

*	Excludes market share of our Premier Automotive Group brand vehicles (i.e. Volvo, Jaguar, Land Rover and Aston Martin).

Americas Automotive Segment

Ford North America. The improvement in earnings reflected primarily the non-recurrence of the 2001 asset impairments and other charges ($4.5 billion) largely related to our Revitalization Plan, as well as the non-recurrence of costs related to our 2001 Firestone tire replacement action (about $2 billion). Additionally, profits improved due to achievement of our 2002 milestone to reduce non-product costs by $2 billion and the replenishment of dealer stocks in the United States, which were unusually low at year-end 2001. These improvements were partially offset by increased product-related costs and lower market share. The decline in market share reflected a number of factors, including an increase in the number of new competitive product offerings and our discontinuation of four vehicle lines (Mercury Cougar, Mercury Villager, Lincoln Continental and most models of the Ford Escort) in the second half of 2002.

Ford South America. The reduced loss reflected primarily the non-recurrence of the 2001 asset impairments and other one-time charges ($848 million) largely related to our Revitalization Plan. The results also reflected the adverse effects of currency devaluation, partially offset by continuing improvement in operating costs. The increase in our market share in Brazil reflected market acceptance of our new Ford Fiesta model and strong sales performance.

International Automotive Segment

Ford Europe. The increased loss reflected primarily the charges ($173 million) related to restructuring actions involving our Ford-brand Europe operations. The reduction in profitability excluding restructuring charges reflected lower vehicle unit volume, including a reduction in European industry sales volume and the non-recurrence of a 2001 dealer stock build. Cost reductions and higher net pricing were partial offsets.

Ford Asia Pacific. The year-over-year improvements in 2002 resulted primarily from net pricing improvements and favorable vehicle mix.

Premier Automotive Group. The loss reflected primarily charges ($157 million) related to restructuring actions involving our Premier Automotive Group operations, as well as a less favorable vehicle mix primarily at Jaguar, unfavorable net pricing and lower production to reduce dealer stocks.

Other International. The improvement in 2002 reflected primarily the absence of restructuring charges ($495 million) incurred in 2001 and improved operating results at Mazda.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Automotive

      The increased loss reflected primarily the loss on sale of Kwik-fit and other non-core businesses, offset partially by improved net interest costs.

FINANCIAL SERVICES SECTOR RESULTS OF OPERATIONS

2003 Compared with 2002

      Details of the full year Financial Services Sector income/(loss) before income taxes for 2003 and 2002 are shown below (in millions):

	Income/(Loss) Before
	Income Taxes

			2003
			Over/(Under)
	2003	2002	2002

Ford Credit	$3,035	$1,965	$1,070
Hertz*	228	200	28
Other Financial Services	64	(61)	125

Total Financial Services sector	$3,327	$2,104	$1,223

*	Includes amortization expense related to intangibles recognized upon consolidation of Hertz.

Ford Credit

      The increase in income before income taxes of $1.1 billion primarily reflected a lower provision for credit losses and the net favorable market valuation of derivative instruments and associated exposures. The impact of lower average net receivables was a partial offset.

      The provision for credit losses for the full year of 2003 was $2.0 billion, down $1.0 billion from a year ago, reflecting primarily the non-recurrence of an increase in Ford Credit’s allowance for credit losses in 2002 and lower credit losses.

      Ford Credit reviews its business performance from several perspectives, including:

•	On-balance sheet basis — includes receivables Ford Credit owns and receivables sold for legal purposes that remain on Ford Credit’s balance sheet.

•	Securitized off-balance sheet basis — includes receivables sold in securitization transactions that are not reflected on Ford Credit’s balance sheet.

•	Managed basis — includes on-balance sheet and securitized off-balance sheet receivables that Ford Credit continues to service.

•	Serviced basis — includes managed receivables and receivables that Ford Credit sold in whole-loan sale transactions where Ford Credit retains no interest in the sold receivables, but which it continues to service.

      Ford Credit analyzes its financial performance primarily on an on-balance sheet and managed basis. It retains interests in receivables sold in off-balance sheet securitization transactions, and with respect to subordinated retained interests, has credit risk. As a result, it evaluates credit losses, receivables and leverage on a managed, as well as an on-balance sheet basis. In contrast, Ford Credit does not have the same financial interest in the performance of receivables sold through whole-loan sale transactions because it retains no interests in those receivables and, therefore, has no credit risk with respect to them. Accordingly, Ford Credit generally reviews the performance of its serviced portfolio only to evaluate the effectiveness of its origination and collection activities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Ford Credit’s finance receivables, net of allowance for credit losses, and net investment in operating leases for our on-balance sheet, securitized off-balance sheet, managed and serviced portfolios are shown below (in billions):

	December 31,

	2003	2002

On-Balance Sheet (including on-balance sheet securitizations)
Finance receivables
Retail installment	$77.8	$68.4
Wholesale	22.5	16.4
Other	8.6	9.8

Total finance receivables, net	108.9	94.6
Net investment in operating leases	23.2	31.3

Total on-balance sheet	$132.1	$125.9

Memo: Allowance for credit losses included above	$3.0	$3.2

Securitized Off-Balance Sheet
Finance receivables
Retail installment	$29.1	$48.9
Wholesale	20.3	22.5
Other	—	—

Total finance receivables, net	49.4	71.4
Net investment in operating leases	—	—

Total securitized off-balance sheet	$49.4	$71.4

Managed
Finance receivables
Retail installment	$106.9	$117.3
Wholesale	42.8	38.9
Other	8.6	9.8

Total finance receivables, net	158.3	166.0
Net investment in operating leases	23.2	31.3

Total managed*	$181.5	$197.3

Serviced	$188.8	$202.3

*	At December 31, 2003 and 2002, Ford Credit’s retained interests in sold receivables were $13.0 billion and $17.6 billion, respectively. For more information regarding these retained interests, see “Liquidity and Capital Resources — Financial Services Sector”.

      On-Balance Sheet Receivables. On-balance sheet finance receivables and net investment in operating leases, net of allowance for credit losses, increased $6.2 billion or 5% from a year ago. The increase primarily reflected the receivables that were recorded on our balance sheet (“reacquired receivables”) as a result of the accounting consolidation of FCAR Owner Trust (“FCAR”) in May 2003 (discussed in Note 8 of the Notes to Financial Statements) and the impact related to changes in currency exchange rates. The increase was offset partially by the impact of lower lease and retail placement volumes and receivables sold in off-balance sheet securitizations and whole-loan sale transactions.

      At December 31, 2003, on-balance sheet retail receivables included $14.3 billion that were sold for legal purposes to Ford Credit-sponsored special purpose entities (“SPE”) that sell asset-backed securities to FCAR and are available only for repayment of asset-backed commercial paper issued by FCAR, other securitization investors and other participants. These receivables are not available to pay the obligations of Ford Credit or the claims of Ford Credit’s creditors.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Securitized Off-Balance Sheet Receivables. Total securitized off-balance sheet receivables decreased $22 billion or 31% from a year ago. This decrease primarily reflected the reacquired receivables resulting from the consolidation of FCAR, now reported on our balance sheet, the slower pace of securitizations and the increased use of whole-loan sale transactions.

      Managed Receivables. Total managed receivables decreased $15.8 billion or 8% from a year ago, the decrease primarily reflected lower retail installment finance receivables resulting from lower placement volumes, lower net investment in operating leases, and the sale of U.S. retail finance receivables in whole-loan sale transactions. Net investment in operating leases was lower, reflecting a de-emphasis of leasing in Ford’s marketing programs.

      The following table shows actual credit losses net of recoveries, which are referred to as net credit losses, for Ford Credit’s worldwide on-balance sheet, reacquired, securitized off-balance sheet and managed receivables, for the various categories of financing during the periods indicated. The loss-to-receivables ratios, which equal net credit losses divided by the average amount of net receivables outstanding for the period, are shown for the on-balance sheet and managed portfolios.

	2003	2002

Net Credit Losses (in millions)
On-Balance Sheet
Retail installment and lease	$1,871	$2,292
Wholesale	148	40
Other	25	30

Total on-balance sheet (excluding reacquired receivables)	2,044	2,362
Reacquired Receivables (retail)	92	—

Total on-balance sheet (including reacquired receivables)	$2,136	$2,362

Securitized Off-Balance Sheet
Retail installment and lease	$677	$448
Wholesale	—	6
Other	—	—

Total securitized off-balance sheet	$677	$454

Managed
Retail installment and lease	$2,640	$2,740
Wholesale	148	46
Other	25	30

Total managed	$2,813	$2,816

Loss-to-Receivables Ratios
On-Balance Sheet (including reacquired receivables)*
Retail installment and lease	1.97%	2.05%
Wholesale	0.79	0.25
Total including other	1.67%	1.72%
Memo: On-Balance Sheet (excluding reacquired receivables)	1.60%	1.72%

Managed
Retail installment and lease	1.91%	1.73%
Wholesale	0.37	0.13
Total including other	1.50%	1.39%

*	Ford Credit believes that the use of the on-balance sheet loss-to-receivables ratio that includes the net credit losses on reacquired receivables is useful to investors because it provides a more complete presentation of Ford Credit’s on-balance sheet credit loss performance.

      The decrease in net credit losses for our on-balance sheet portfolio primarily reflected improved performance in our U.S. commercial receivables and lower on-balance sheet receivables at Ford

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit’s subsidiaries Triad Financial Corporation and Fairlane Credit, LLC. These declines were offset partially by a charge-off of accounts delinquent for over 120 days, which resulted in recognition of $106 million of credit losses, primarily in our European wholesale receivables portfolio. The charge off was a result of our European operations adopting the practice of our North American operations of charging off all accounts more than 120 days delinquent. The on-balance sheet loss-to-receivables ratio of 1.67% was down from 1.72%. The improvement in the loss-to-receivables ratio reflected lower credit losses and the retention of securitized receivables on Ford Credit’s balance sheet.

     Shown below is an analysis of Ford Credit’s allowance for credit losses related to finance receivables and operating leases for the years ended December 31 (dollar amounts in billions):

	2003	2002

Allowance for Credit Losses
Balance, beginning of year	$3.2	$2.8
Provision charged to operations	2.0	3.0
Deductions
Losses	2.5	2.9
Recoveries	(0.5)	(0.5)

Net losses	2.0	2.4
Other changes, principally amounts relating to finance receivables sold and translation adjustments	0.2	0.2

Net deductions	2.2	2.6

Balance, end of year	$3.0	$3.2

Allowance for credit losses as a percentage of end-of-period net receivables*	2.28%	2.52%

*	Includes net investment in operating leases.

      The decrease in the allowance for credit losses of $200 million reflected primarily the charge-off of $106 million for accounts delinquent over 120 days primarily in our European wholesale receivables portfolio and lower losses in the commercial and liquidating Fairlane Credit portfolios.

      The following table summarizes the activity related to off-balance sheet sales of receivables reported as revenues for the periods indicated (in millions except for ratios):

	2003	2002

Net gain on sales of receivables	$436	$529
Servicing fees	677	700
Interest income from retained securities	679	606
Excess spread and other	973	775

Investment and other income related to sales of receivables	2,765	2,610
Less: Whole-loan income	(234)	(79)

Income related to off-balance sheet securitizations	$2,531	$2,531

Memo:
Finance receivables sold	$21,321	$40,712
Servicing portfolio as of period-end	56,705	76,346
Pre-tax gain per dollar of retail receivables sold	2.0%	1.4%

      The increase in investment and other income related to sales of receivables of $155 million or 6% compared with 2002, reflected higher excess spread and other income offset partially by lower net gains. Higher excess spread and other income resulted from higher levels of outstanding securitized receivables in 2002. Lower gains in 2003 resulted from lower amounts of finance receivables sold, down about $19 billion compared with 2002, reflecting lower funding requirements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Excluding the effects of the whole-loan sale transactions, which totaled $10.4 billion in the 2002-2003 period, off-balance sheet securitization income was unchanged compared with 2002.

      Sales of finance receivables through off-balance sheet securitizations have the impact on earnings of recalendarizing and reclassifying net financing margin (i.e., financing revenue less interest expense) and credit losses related to the sold receivables, compared with how they would have been reported if Ford Credit continued to report the sold receivables on-balance sheet and funded them through asset-backed financings. Recalendarization effects occur initially when the gain or loss on sales of receivables is recognized in the period the receivables are sold. Over the life of the securitization transaction, Ford Credit recognizes excess spread, interest income from retained securities, servicing fees and other receivable sale income.

      In addition, credit losses related to the off-balance sheet securitized receivables are included in the initial and ongoing valuation of Ford Credit’s interest-only strip asset (see “Off-balance Sheet Arrangements — Sales of Receivables by Ford Credit” for definition) and do not impact the Provision for credit and insurance losses on the income statement and they do not influence the assessment of the adequacy of the Allowance for credit losses for Ford Credit’s on-balance sheet receivables.

      Therefore, over the life of each off-balance sheet securitization transaction, the gain or loss on sale of receivables, excess spread, interest income from retained securities, servicing fees and other receivable sale income is equal to the net financing margin and credit losses that would have been reported had Ford Credit reported the receivables on its balance sheet and funded them through asset-backed financings.

      The net impact of off-balance sheet securitizations on Ford Credit’s earnings in a given period will vary depending on the amount and type of receivables sold and the timing of the transactions in the current period and the preceding two to three year period, as well as the interest rate environment at the time the finance receivables were originated and securitized.

      The following table shows, on an analytical basis, the earnings impact of receivables sold in off-balance sheet securitizations had Ford Credit reported them as on-balance sheet and funded them through asset-backed financing for the periods indicated (in millions):

	2003	2002

Financing revenue
Retail revenue	$3,580	$4,040
Wholesale revenue	1,080	1,101

Total financing revenue	4,660	5,141
Borrowing cost	(1,491)	(2,205)

Net financing margin	3,169	2,936
Credit losses	(677)	(454)

Income before income taxes	$2,492	$2,482

Memo:
Income related to off-balance sheet securitizations	$2,531	$2,531
Recalendarization impact of off-balance sheet securitizations	39	49

      In 2003, the impact on earnings of reporting the sold receivables as off-balance sheet securitizations was $39 million higher than had these transactions been structured as on-balance sheet securitizations. This difference results from recalendarization effects caused by gain-on-sale accounting requirements, as discussed above.

      This effect will fluctuate as the amount of receivables sold in Ford Credit’s off-balance sheet securitizations increases or decreases over time. In a steady state of securitization activity, the difference between reporting securtitizations on- or off-balance sheet in a particular year approaches

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

zero. While the difference in earnings impact between on- or off-balance sheet securitizations is minimal, this funding source has provided us with significant borrowing cost savings compared with unsecured debt and funding flexibility in a difficult economic environment.

Hertz

      The improvement of $28 million in income before income taxes reflected strong cost performance and improved leisure vehicle rental demand, partially offset by lower pricing.

Other Financial Services

      The improvement of $125 million in income before income taxes reflected primarily the non-recurrence of a charge incurred in 2002 related to the write-down of our investment in several airplane and telecommunications equipment leases.

2002 Compared with 2001

      Details of the full year Financial Services Sector income/(loss) before income taxes for 2002 and 2001 are shown below (in millions):

	Income/(Loss)
	Before Income Taxes

			2002
			Over/(Under)
	2002	2001	2001

Ford Credit	$1,965	$1,494	$471
Hertz*	200	3	197
Other Financial Services	(61)	(59)	(2)

Total Financial Services sector	$2,104	$1,438	$666

*	Includes amortization expense related to intangibles recognized upon consolidation of Hertz.

Ford Credit

      The increase in income before income taxes of $471 million reflected primarily a lower provision for credit losses and the decrease in the net unfavorable market valuation of derivative instruments and associated exposures. The impact of lower net financing margins was a partial offset.

Hertz

      The improvement in income before income taxes reflected primarily an improved car rental pricing environment and lower costs.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

      Our strategy is to ensure we have sufficient funding available with a high degree of certainty throughout the business cycle. The key elements of this strategy include maintaining large gross cash balances, generating cash from operating-related activities, having a long-dated debt maturity profile, and maintaining committed credit facilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Gross Cash. Automotive gross cash includes cash and cash equivalents, marketable and loaned securities and assets contained in a short-term Voluntary Employee Beneficiary Association trust (“VEBA”) (see below). Gross cash as of December 31, 2003, 2002 and 2001 is detailed below (in billions):

	December 31,

	2003	2002	2001

Cash and cash equivalents	$5.4	$5.2	$4.1
Marketable securities	10.8	17.4	10.9
Loaned securities*	5.7	—	—

Total cash, marketable securities and loaned securities	21.9	22.6	15.0
Short-term VEBA assets	4.0	2.7	2.7

Gross cash	$25.9	$25.3	$17.7

*	As part of our investment strategy, we engage in securities lending to improve the returns on our cash portfolios. See Note 4 of the Notes to Financial Statements for additional discussion on securities lending.

     In managing our business, we classify changes in gross cash into four categories: operating-related (both including and excluding pension/long-term VEBA contributions and tax refunds), capital transactions with the Financial Services sector, acquisitions and divestitures and other (primarily financing related). Our key metric for operating-related cash flow is cash flow before pension and long-term VEBA contributions and tax refunds. This metric best represents the ability of our Automotive operations to generate cash. We believe the cash flow analysis reflected in the table below, which differs from a cash flow statement presented in accordance with GAAP, is useful to investors because it includes cash flow elements that we consider to be related to our operating activities (e.g., capital spending) that are not included in Cash flows from operating activities before securities trading, the most directly comparable GAAP financial measure. Changes in Automotive gross cash for the last three years are summarized below (in billions):

	2003	2002	2001

Gross cash at end of period	$25.9	$25.3	$17.7
Gross cash at beginning of period	25.3	17.7	20.2

Total change in gross cash	$0.6	$7.6	$(2.5)

Operating-related cash flows
Automotive income/(loss) before income taxes excluding special items	$0.1	$(0.3)	$(2.9)
Capital expenditures	(7.4)	(6.8)	(6.3)
Depreciation and special tools amortization	5.5	4.9	5.0
Changes in receivables, inventory and trade payables	(1.0)	(1.8)	4.4
Other	2.9	4.3	1.1

Total operating-related cash flows before pension/long-term VEBA contributions and tax refunds	0.1	0.3	1.3
Funded pension plans/long-term VEBA contributions	(4.8)	(0.5)	(0.3)
Tax refunds	1.7	2.6	—

Total operating-related cash flows	(3.0)	2.4	1.0
Capital transactions with Financial Services sector(a)	3.6	0.4	0.4
Acquisitions and divestitures	0.5	0.6	(2.3)
Other
Dividends paid to shareholders	(0.7)	(0.7)	(1.9)
Convertible preferred securities	—	4.9	—
Changes in total Automotive sector debt	(0.1)	(0.1)	1.7
Cash from FIN 46 consolidations(b)	0.3	—	—
Other — Primarily net issuance/(purchase) of stock	—	0.1	(1.4)

Total change in gross cash	$0.6	$7.6	$(2.5)

(a)	Primarily dividends, capital contributions, loans, and loan repayments.

              (b)  See Note 13 of the Notes to Financial Statements for a discussion of the adoption of FIN 46.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Total 2003 operating-related cash flows before funded pension plan and long-term VEBA contributions and tax refunds was $100 million positive reflecting profits and other operating-related changes, offset partially by increased net capital spending and growth in year-end inventory. The $600 million increase in capital expenditures in 2003 from 2002, reflected primarily increased spending on new products consistent with our product-led revitalization plan. Other operating-related changes, primarily cash tax payments and timing differences between expense or revenue recognition and the corresponding cash payments for costs such as health care, pension, marketing, and warranty, improved our cash flows by $2.9 billion in 2003.

      Including funded pension plan and long-term VEBA contributions and tax refunds, operating-related cash flows were an outflow of $3.0 billion. Contributions to our worldwide funded pension plans totaled $2.8 billion in 2003, compared to approximately $500 million in 2002. In 2003, we also contributed $2 billion to a long-term VEBA trust used to pre-fund a portion of Ford’s other postretirement benefits liability. This contribution is in addition to the $4 billion contributed to our short-term VEBA, which we include in gross cash. These are assets invested similar to our cash portfolio and are available to fund certain employee benefit obligations in the near term. The $2 billion of long-term VEBA assets are invested similar to our pension fund assets. The assets of the long-term VEBA are not included in our gross cash, but are dedicated to pay longer-term healthcare obligations.

      Capital transactions with the Financial Services sector of $3.6 billion in 2003 reflected primarily higher dividends paid by Ford Credit, which in turn reflected improved profitability and asset reductions at Ford Credit. In addition, dividends of $204 million from the Financial Services sector in 2003 are reflected in the table above as divestitures because they resulted from the sale by Ford Credit of its Axus vehicle fleet leasing unit.

      Shown in the table below is a reconciliation between financial statement Cash flows from operating activities before securities trading and operating-related cash flows, (calculated as shown in the table above), for the last three years (in billions):

	2003	2002	2001

Cash flows from operating activities before securities trading(a)	$1.3	$9.5	$7.4
Items included in operating-related cash flow
Capital expenditures	(7.4)	(6.8)	(6.3)
Net transactions between Automotive and Financial Services sectors(b)	1.2	(0.1)	0.6
Other, primarily exclusion of cash flow from short-term VEBA contribution/ (draw-down)	1.9	(0.2)	(0.7)

Operating-related cash flows	$(3.0)	$2.4	$1.0

(a)	As shown in our Sector Statement of Cash Flows for the Automotive sector.

(b)	Primarily payables and receivables between the sectors in the normal course of business, as shown in our Sector Statement of Cash Flows for the Automotive sector.

     Debt and Net Cash. At December 31, 2003, our Automotive sector had total senior debt of $15.0 billion compared with $14.2 billion a year ago. The debt increase primarily reflects the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (“FIN 46”), which requires the consolidation of certain entities. For a discussion of the adoption of FIN 46, see Note 13 of the Notes to Financial Statements. At December 31, 2003, our Automotive sector had net cash (defined as gross cash less total senior debt) of $10.9 billion, compared with $11.1 billion and $3.9 billion at the end of 2002 and 2001, respectively.

      In 2003, we retired about $900 million of relatively high-cost debt through open-market repurchases and through redemptions. We expect to repurchase a similar amount in 2004.

      At December 31, 2003, Ford Motor Company Capital Trust I and Ford Motor Company Capital Trust II (the “Trusts”) together had outstanding an aggregate $5.7 billion of trust preferred securities. The dividend and liquidation preferences on these securities are paid from interest and principal

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

payments on our junior subordinated debentures held by the Trusts in an aggregate principal amount of $5.8 billion. Effective July 1, 2003, the junior subordinated debentures are classified as Subordinated debt on our balance sheet as the result of the adoption of FIN 46. This reclassification did not impact the status of the holders of our senior debt relative to holders of the subordinated debentures or the trust preferred securities. For additional discussions related to the Trusts, see Notes 12 and 15 of the Notes to Financial Statements.

      On January 2, 2004, we redeemed our outstanding junior subordinated debentures held by Trust I. This had the effect of reducing total Automotive subordinated debt by $688 million. The debt is classified as Debt payable within one year on our balance sheet as of December 31, 2003.

      The weighted average maturity of our total long-term debt (including subordinated debt), substantially all of which is fixed-rate debt, is approximately 26 years with about $2.7 billion maturing by December 31, 2008. The weighted average maturity of total debt (long-term and short-term including subordinated debt) is approximately 25 years. For additional information on debt, see Note 12 of the Notes to Financial Statements.

      Credit Facilities. At December 31, 2003, the Automotive sector had $7.0 billion of contractually committed credit agreements with various banks, of which $6.9 billion were available for use. For further discussion of our committed credit facilities, see Note 12 of the Notes to Financial Statements.

Financial Services Sector

Ford Credit

      Debt and Cash. Ford Credit’s total debt was $149.7 billion at December 31, 2003, up $9.4 billion compared with a year ago, reflecting primarily asset-backed commercial paper that was previously off-balance sheet debt of FCAR. Ford Credit’s outstanding unsecured commercial paper at December 31, 2003 totaled $6.1 billion, down $2.1 billion compared with a year ago and down $36.2 billion compared with year-end 2000. The reduction since 2000 primarily reflects the lowering of Ford Credit’s short-term credit ratings over that time period as discussed below under “Debt Ratings”. The lower short-term credit rating has made Ford Credit’s commercial paper largely ineligible for investment by money market mutual funds under Rule 2a-7 of the Investment Company Act of 1940, as amended. To partially offset this reduction in Ford Credit’s outstanding unsecured commercial paper, asset-backed commercial paper issued through Ford Credit’s FCAR and Motown NotesSM programs increased substantially beginning in 2001.

      At December 31, 2003, Ford Credit had cash and cash equivalents of $15.7 billion. In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, provide liquidity for Ford Credit’s short-term funding obligations and give it flexibility in the use of its other funding programs.

      Funding. Ford Credit requires substantial funding in the normal course of business. Ford Credit’s funding requirements are driven mainly by the need to (i) purchase retail installment sale contracts and vehicle leases to support the sale of Ford products, which are influenced by Ford-sponsored special financing and leasing programs that are available exclusively through Ford Credit, (ii) provide vehicle inventory and capital financing for Ford dealers, and (iii) repay its debt obligations.

      Ford Credit’s funding sources include debt issuances, sales of receivables in securitizations, and bank borrowings. Debt issuance consists of short- and long-term unsecured debt, placed directly by Ford Credit or through securities dealers or underwriters in the United States and international capital markets, and reaches both retail and institutional investors. Ford Credit issues commercial

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

paper in the United States, Europe, Canada and other international markets. In addition to its commercial paper programs, Ford Credit also obtains short-term funding from the sale of floating rate demand notes, which may be redeemed at any time at the option of the holder thereof without restriction. At December 31, 2003, the principal amount outstanding of such notes was $7.3 billion. Ford Credit does not hold reserves specifically to fund the payment of the demand notes or any other short-term funding obligation. Ford Credit’s policy is to have sufficient cash and cash equivalents, unused committed bank-sponsored asset-backed commercial paper issuer capacity, securitizable assets, and back-up credit facilities to provide liquidity for all of its short-term funding obligations.

     During 2003, Ford Credit continued to meet a significant portion of its funding requirements by selling receivables in securitizations because of the stability of the market for asset-backed securities, their lower relative costs given our credit ratings (as described below), and the diversity of funding sources that they provide. Securitized funding (both on- and off-balance sheet, net of retained interests) as a percent of total managed receivables was as follows as of the end of each of the last three years: 2003 — 25%, 2002 — 27%, 2001 — 23%.

      The following table illustrates Ford Credit’s term public funding issuances for 2002 and 2003 and its planned issuances for 2004 (in billions):

	2004
	Forecast	2003	2002

Unsecured Term Debt
Institutional	$4 - 6	$16	$11
Retail	4 - 6	4	3

Total unsecured term debt	8 - 12	20	14

Term Public Securitization*	10 - 15	11	17

Total term public funding	$20 - 25	$31	$31

*	Reflects new issuance; excludes asset sales to bank-sponsored asset-backed commercial paper issuers, whole-loan sales, and other structured financings.

      The cost of both debt and funding in securitizations is based on a margin or spread over a benchmark interest rate, such as interest rates paid on U. S. Treasury securities of similar maturities. Over the last two years, spreads on Ford Credit’s securitized funding have fluctuated between 35 and 86 basis points above comparable U.S. Treasury securities, while Ford Credit’s unsecured long-term debt funding spreads have fluctuated between 186 and 662 basis points above comparable U.S. Treasury securities. In 2003, Ford Credit’s unsecured term-debt spreads fluctuated between 186 and 638 basis points above comparable U.S. Treasury securities, with an average spread of 341 basis points and a year-end spread of 186 basis points above comparable U.S. Treasury securities.

      Ford Credit also continued its program to sell retail installment sale contracts in transactions where it retains no interest and thus no exposure to the sold contracts. These transactions, which we refer to as “whole-loan sale transactions,” provide liquidity by enabling Ford Credit to reduce its managed receivables and its need for funding to support those receivables. In 2003, Ford Credit sold $5.5 billion of retail finance receivables through whole-loan sales.

      As a result of Ford Credit’s funding strategy and the reduction in its managed receivables, the lowering of its credit ratings over the past three years has not had a material impact on Ford Credit’s ability to fund its operations, although lower credit ratings have contributed to an increase in its overall borrowing costs. In 2003, its funding strategy continued to focus on maintaining liquidity and access to diversified funding sources that are cost effective. Any further lowering of its credit ratings may increase Ford Credit’s borrowing costs and potentially constrain its funding sources. This could likely cause Ford Credit to increase its use of securitization or other sources of liquidity or to reduce

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

its managed receivables. Ford Credit’s ability to sell its receivables may be affected by the following factors: the amount and credit quality of receivables available to sell, the performance of receivables sold in previous transactions, general demand for the type of receivables Ford Credit offers, market capacity for Ford Credit-sponsored investments, accounting and regulatory changes, Ford Credit’s debt ratings and Ford Credit’s ability to maintain back-up liquidity facilities for certain securitization programs. If as a result of any of these or other factors, the cost of securitized funding significantly increased or securitized funding were no longer available to Ford Credit, its liquidity would be adversely impacted.

     For additional funding and to maintain liquidity, Ford Credit and its majority-owned subsidiaries (including FCE) have contractually committed credit facilities with financial institutions that totaled approximately $7.7 billion at December 31, 2003. Approximately $1.0 billion of the total facilities were in use at December 31, 2003. Additionally, at December 31, 2003, banks provided $18.6 billion of contractually committed liquidity facilities that supported two asset-backed commercial paper programs established by Ford Credit. Ford Credit also has entered into agreements with several bank-sponsored asset-backed commercial paper issuers under which such issuers in the aggregate are committed to purchase from Ford Credit, at Ford Credit’s option, up to $12.8 billion of receivables. For further discussion of these facilities and agreements, see Note 12 of the Notes to Financial Statements.

      Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing its appropriate capital structure. Ford Credit calculates leverage on a financial statement basis and on a managed basis using the following formulas:

Total Debt
Financial Statement Leverage	=
Equity
Retained
Interest in
				Securitized		Securitized
				Off-balance		Off-balance		Cash		SFAS No. 133
				Sheet		Sheet		and Cash		Adjustments
		Total Debt	+	Receivables	-	Receivables	-	Equivalents	-	on Total Debt
Managed Leverage	=
				Equity	+	Minority	-	SFAS No. 133
						Interest		Adjustment
on Equity

      The following table illustrates the calculation of Ford Credit’s financial statement leverage (in billions):

	December 31,

	2003	2002	2001

Total debt	$149.7	$140.3	$145.8
Total stockholder’s equity	12.5	13.6	12.0
Debt-to-equity ratio (to 1)	12.0	10.3	12.2

      At December 31, 2003, Ford Credit’s financial statement leverage was 12.0 to 1, compared with 10.3 to 1 a year ago. This increase in leverage resulted primarily from the accounting consolidation of FCAR resulting in $9.0 billion of FCAR’s debt reported on Ford Credit’s balance sheet at December 31, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      The following table illustrates the calculation of Ford Credit’s managed leverage (in billions):

	December 31,

	2003	2002	2001

Total debt	$149.7	$140.3	$145.8
Securitized off-balance sheet receivables outstanding	49.4	71.4	58.7
Retained interest in securitized off-balance sheet receivables	(13.0)	(17.6)	(12.5)
Adjustments for cash and cash equivalents	(15.7)	(6.8)	(2.9)
Adjustments for SFAS No. 133	(4.7)	(6.2)	(2.1)

Total adjusted debt	$165.7	$181.1	$187.0

Total stockholder’s equity (including minority interest)	$12.5	$13.6	$12.0
Adjustments for SFAS No. 133	0.2	0.5	0.6

Total adjusted equity	$12.7	$14.1	$12.6

Managed debt-to-equity ratio (to 1)	13.0	12.8	14.8

      Ford Credit believes that managed leverage, which is the result of adjustments to its financial statement leverage, is useful to its investors because it reflects the way Ford Credit manages its business. Ford Credit retains interests in receivables sold in off-balance sheet securitization transactions, and with respect to subordinated retained interests, is exposed to credit risk. Accordingly, Ford Credit considers securitization as an alternative source of funding and evaluates credit losses, receivables and leverage on a managed as well as a financial statement basis. Ford Credit also deducts cash and cash equivalents because they generally correspond to excess debt beyond the amount required to support its operations. In addition, Ford Credit adds its minority interests to its financial statement equity, because all of the debt of such consolidated entities is included in its total debt. SFAS No. 133 requires Ford Credit to make fair value adjustments to its assets, debt and equity positions to reflect the impact of interest rate instruments Ford Credit uses in connection with its term debt issuances and securitizations. SFAS No. 133 adjustments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. Ford Credit generally repays its debt funding obligations as they mature. As a result, Ford Credit excludes the impact of SFAS No. 133 on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates. Accordingly, the managed leverage measure provides Ford Credit’s investors with meaningful information regarding management’s decision-making processes.

      Ford Credit’s managed leverage strategy involves establishing a leverage level that it believes reflects the risk characteristics of its underlying assets. In establishing a target leverage level, Ford Credit considers the characteristics of the receivables in its managed portfolio and the prevailing market conditions.

      At December 31, 2003, Ford Credit’s managed leverage was 13.0 to 1, compared with 12.8 to 1 a year ago. Ford Credit’s dividend policy is based in part on its strategy to maintain managed leverage at the lower end of the 13-14 to 1 range. As a result of improved profitability and lower managed receivable levels, Ford Credit paid dividends of $3.7 billion in 2003.

Hertz

      Hertz requires funding for the acquisition of revenue earning equipment, which consists of vehicles and industrial and construction equipment. Hertz purchases this equipment in accordance with the terms of agreements negotiated with automobile and equipment manufacturers. The financing requirements of Hertz are seasonal and are mainly explained by the seasonality of the travel industry. Hertz’ fleet size, and its related financing requirements, generally peak in the summer

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

months, and decline during the winter months. Hertz accesses the global capital markets to meet its funding needs.

      Hertz maintains unsecured domestic and foreign commercial paper programs and a secured domestic commercial paper program to cover short-term funding needs, and also draws from bank lines, as a normal business practice, to fund international needs. Hertz also is active in the domestic medium-term and long-term debt markets.

      Hertz has an asset-backed securitization program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing resources. As of December 31, 2003, $723 million was outstanding under this program.

      At December 31, 2003, Hertz had committed credit facilities totaling $2.8 billion. Of this amount, $1.3 billion represented global and other committed credit facilities ($810 million of which are available through June 30, 2008 and $488 million of which have various maturities of up to four years); $500 million consisted of a revolving credit line provided by Ford, which currently expires in June 2005; $215 million consisted of asset-backed Letters of Credit, and $814 million consisted of 364-day asset-backed commercial paper facilities.

Total Company

      Stockholders’ Equity. Our stockholders’ equity was $11.7 billion at December 31, 2003, up $6.1 billion compared with the level at December 31, 2002. The increase in stockholders’ equity reflected primarily the impact of foreign currency translation adjustments and a reduction in our minimum pension liability. For additional discussion of foreign currency translation adjustments, see Notes 1 and 16 of the Notes to Financial Statements.

      Pension. We sponsor defined benefit pension plans throughout the world. Pursuant to our collective bargaining agreement with the UAW, under which most of our U.S. hourly employees are covered, we are contractually committed to provide specified levels of pension benefits to retirees covered by the contract. These obligations give rise to significant expenses that are highly dependent on assumptions discussed in Note 19 of the Notes to our Financial Statements and under “Critical Accounting Estimates” below. Based on present assumptions and benefit agreements, we expect our 2004 worldwide pre-tax pension expense to be about $865 million, which is about $80 million lower than it was in 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Included in our Stockholders’ Equity was a $3.5 billion adjustment for our worldwide minimum pension liability as of December 31 2003. This was $2.2 billion better than the 2002 adjustment due to the improvement in the funded status of our worldwide pension plans (i.e., the amount by which the present value of projected benefit obligations exceeded the market value of pension plan assets) as of December 31, 2003, compared with December 31, 2002. The primary factor that contributed to the improvement in the funded status was an increase in the actual return on plan assets for 2003, partially offset by decreases in the discount rates at December 31, 2003 used to calculate the present value of benefit obligations, in each case compared with the prior year. These changes are shown in the table below:

	December 31,

	2003			2002

	Current	Change from		Current	Change from
	Year	Prior Year		Year	Prior Year

Discount rate
U.S. plans	6.25%	(0.50	) pts.	6.75%	(0.50	) pts.
Non-U.S. plans	5.61%	(0.04)		5.65%	(0.45)
Actual return on plan assets (in millions)
U.S. plans	$7,687	$ 11,022		$(3,335)	$ (1,777)
Non-U.S. plans	2,070	3,762		(1,692)	(761)
Funded status (in millions)
U.S. plans	$(3,447)	$ 3,829		$(7,276)	$ (7,872)
Non-U.S. plans	(8,242)	93		(8,335)	(5,279)

      Our pension fund assets consist principally of investments in equities and in government and other fixed income securities. For our major U.S. pension funds, the target asset allocation is 70% equities and 30% fixed income securities. On December 31, 2003, the market value of our U.S. pension fund assets was less than the projected benefit obligation (calculated using a discount rate of 6.25%, which is reduced from 6.75% used at year-end 2002) by $3.4 billion for our U.S. plans (of which $2 billion relates to our U.S. funded plans). For non-U.S. plans, the shortfall as of December 31, 2003, was $8.2 billion, for a total worldwide shortfall of $11.7 billion. Pension funding obligations and strategies are highly dependent on investment returns, discount rates, actuarial assumptions, and benefit levels (which can be contractually specified, such as those under the Ford-UAW Retirement Plan). If these assumptions were to remain unchanged, we project that we would not have a legal requirement to fund our major U.S. pension plans before 2009. However, we review our pension assumptions regularly and we do from time to time make contributions beyond those legally required. For example, in 2003 we made over $2 billion of discretionary cash contributions to our U.S. pension funds. Further, after giving effect to these contributions, based on current interest rates and on our return assumptions and assuming no additional contributions, we do not expect to be required to pay any variable-rate premiums to the Pension Benefit Guaranty Corporation before 2009.

      For information related to our expenses and liabilities with respect to health care benefits we provide to our employees and retirees, see “Overview — Key Economic Factors and Trends Affecting Automotive Industry — Health Care Expenses” above and “Critical Accounting Estimates — Other Postretirement Benefits (Retiree Health Care and Life Insurance)” below.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Debt Ratings. Our short- and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the Securities and Exchange Commission:

•	Dominion Bond Rating Service Limited (“DBRS”);

•	Fitch, Inc. (“Fitch”);

•	Moody’s Investors Service, Inc. (“Moody’s”); and

•	Standard & Poor’s Rating Services, a division of McGraw-Hill Companies, Inc. (“S&P”).

      In several markets, locally recognized rating agencies also rate us. A credit rating reflects an assessment by the rating agency of the credit risk associated with particular securities we issue, based on information provided by us and other sources. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk, and therefore ratings should be evaluated independently for each rating agency. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets. The NRSROs have indicated that our lower ratings since 2001 are primarily a reflection of the rating agencies’ concerns regarding our automotive cash flow and profitability, declining market share, excess industry capacity, industry pricing pressure and rising healthcare costs.

      The following chart summarizes Ford’s* credit ratings and the outlook assigned by the NRSROs since 2000:

	DBRS**			Fitch			Moody’s			S&P

	Long-	Short-		Long-	Short-		Long-	Short-		Long-	Short-
Date	Term	Term	Trend	Term	Term	Outlook	Term	Term	Outlook	Term	Term	Outlook

Apr. 2000	A (high)	R-1 (low)	Stable	A+	F1	Stable	A2	P-1	Stable	A	A-1	Stable
Aug. 2001	A	R-1 (low)	Stable	A+	F1	Negative	A2	P-1	Negative	A	A-1	Negative
Sep. 2001	A	R-1 (low)	Stable	A-	F2	Negative	A2	P-1	Negative	A	A-1	Negative
Oct. 2001	A (low)	R-1 (low)	Stable	A-	F2	Negative	A3	P-1	Negative	BBB+	A-2	Stable
Jan. 2002	A (low)	R-1 (low)	Stable	BBB+	F2	Negative	Baa1	P-2	Negative	BBB+	A-2	Negative
Oct. 2002	A (low)	R-1 (low)	Negative	BBB+	F2	Negative	Baa1	P-2	Negative	BBB	A-2	Negative
Apr. 2003	BBB (high)	R-1 (low)	Stable	BBB+	F2	Negative	Baa1	P-2	Negative	BBB	A-2	Negative
Nov. 2003	BBB (high)	R-1 (low)	Stable	BBB+	F2	Negative	Baa1	P-2	Negative	BBB-	A-3	Stable

*	Moody’s presently rates Ford Credit’s long-term debt at “A3”, and Hertz’s long-term debt at “Baa2”. DBRS has assigned Hertz’s long-term debt a negative trend. All other Nov. 2003 ratings and outlooks shown apply equally to Ford, Ford Credit, and Hertz.

**	NRSRO designation granted on February 27, 2003

     The ratings and trend assigned by DBRS have been in effect since April 2003 and were confirmed by DBRS in December 2003. The ratings and outlooks assigned by Fitch and Moody’s have been in effect since January 2002 and were affirmed or confirmed by each firm in November 2003. The ratings and outlook assigned by S&P have been in effect since November 2003, when S&P lowered the long-term credit ratings on Ford, Ford Credit and Hertz to “BBB-” with a stable outlook from “BBB” with a negative outlook, and lowered the short-term credit rating to “A-3” from “A-2”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

2004 Financial Milestones

      We have set and communicated certain planning assumptions, operational metrics and financial milestones for 2004, shown below:

Planning Assumptions
Industry Volume:
U.S.	17.0 million units
Europe	16.9 million units
Industry Net Pricing:
U.S.	Down slightly
Europe	Down slightly

Operational Metrics
Quality	Improve in all regions
Market Share	Flat or improve in all regions
Automotive Cost Performance(a)	Improve by at least $500 million
Capital Spending	$7 billion
Operating-Related Cash Flow(b)	$1.2 billion positive

Financial Results (in billions)(c)	Milestone
Pre-Tax Profits	$3.5 - $3.8

Financial Services	2.6 - 2.7
Automotive	0.9 - 1.1
North America	1.5 - 1.7
South America	(0.1) - 0
Europe	(0.2) - (0.1)
Asia Pacific	0 - 0.1
P.A.G.	0.5 - 0.6

(a)	At constant volume, mix and exchange; excluding special items.

(b)	Excluding Pension/Long-Term VEBA contributions and tax refunds. (See “Liquidity and Capital Resources — Gross Cash” for calculation of this non-GAAP measure).

(c)	Excluding special items.

     2004 is the first year in which we have provided financial milestones for our individual Automotive business units. Our confidence in achieving the Automotive profit target in total is greater than it is for any of the individual business units.

      Based on the planning assumptions set forth above and achievement of the foregoing milestones, we expect 2004 earnings per share from continuing operations excluding special items to range from $1.20 to $1.30 for the full-year. Our present estimate of special items for 2004 is a pre-tax charge of up to $300 million, or about $0.11 per share on an after tax basis, consisting of the balance of the Ford Europe restructuring charge and future expected losses with respect to dispositions of remaining non-core businesses.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Factors

      Statements included or incorporated by reference herein may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	greater price competition resulting from currency fluctuations, industry overcapacity or other factors;

•	a significant decline in industry sales, particularly in the U.S. or Europe, resulting from slowing economic growth, geo-political events or other factors;

•	lower-than-anticipated market acceptance of new or existing products;

•	work stoppages at key Ford or supplier facilities or other interruptions of supplies;

•	the discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;

•	increased safety, emissions, fuel economy or other regulation resulting in higher costs and/or sales restrictions;

•	unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;

•	worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., investment returns, interest rates, health care cost trends, benefit improvements);

•	currency or commodity price fluctuations;

•	a market shift from truck sales in the U.S.;

•	economic difficulties in any significant market;

•	reduced availability of or higher prices for fuel;

•	labor or other constraints on our ability to restructure our business;

•	a change in our requirements under long-term supply arrangements under which we are obligated to purchase minimum quantities or pay minimum amounts;

•	a further credit rating downgrade;

•	inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts;

•	higher-than-expected credit losses;

•	lower-than-anticipated residual values for leased vehicles;

•	increased price competition in the rental car industry and/or a general decline in business or leisure travel due to terrorist attacks, acts of war, epidemic disease or measures taken by governments in response thereto that negatively affect the travel industry; and

•	our inability to implement the Revitalization Plan.

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Warranty and Additional Service Actions

      See Notes 1 and 23 of the Notes to our Financial Statements for more information regarding costs and assumptions for warranties and additional service actions.

      Nature of Estimates Required. The estimated warranty and additional service action costs are accrued for each vehicle at the time of sale. Estimates are principally based on assumptions regarding the lifetime warranty costs of each vehicle line and each model year of that vehicle line, where little or no claims experience may exist. In addition, the number and magnitude of additional service actions expected to be approved, and policies related to additional service actions, are taken into consideration. Due to the uncertainty and potential volatility of these estimated factors, changes in our assumptions could materially affect net income.

      Assumptions and Approach Used. Our estimate of warranty and additional service action obligations is reevaluated on a quarterly basis. Experience has shown that initial data for any given model year can be volatile; therefore, our process relies upon long-term historical averages until sufficient data are available. As actual experience becomes available, it is used to modify the historical averages to ensure that the forecast is within the range of likely outcomes. Resulting balances are then compared with present spending rates to ensure that the accruals are adequate to meet expected future obligations.

Pensions

      See Note 19 of the Notes to Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

      Nature of Estimates Required. The measurement of our pension obligations, costs and liabilities is dependent on a variety of assumptions used by our actuaries. These assumptions include estimates of the present value of projected future pension payments to all plan participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions. The plan trustee conducts an independent valuation of the fair value of pension plan assets.

      Assumptions and Approach Used. The assumptions used in developing the required estimates include the following key factors:

• Discount rates	• Inflation
• Salary growth	• Expected return on plan assets
• Retirement rates	• Mortality rates

      We base the discount rate assumption on investment yields available at year-end on corporate long-term bonds rated AA. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumption reflects our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets assumption reflects asset allocation, investment strategy and the views of investment managers and of other large pension plan sponsors regarding the market. Retirement and mortality rates are based primarily on actual plan experience. The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

      Sensitivity Analysis. Sensitivity of our worldwide pension funded status and stockholders’ equity to the indicated increase/ decrease in the discount rate assumption is shown below. Although

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

not an estimate, we’ve also included sensitivity around the actual return on pension assets. Note that these sensitivities may be asymmetric, and are specific to the base conditions at year-end 2003. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The December 31, 2003 funded status is affected by December 31, 2003 assumptions. Pension expense for 2003 is affected by December 31, 2002 assumptions. The impact on our funded status, equity and U.S. pension expense from a one percentage point change in these assumptions is shown below (in millions).

Increase/(Decrease) in:

December 31, 2003
Percentage
	Point	U.S. Plans	Non-U.S. Plans		2003
Assumption	Change	Funded Status	Funded Status	Equity	U.S. Expense

Discount rate	+/- 1.0 pt.	$4,110/$(4,580)	$3,300/$(3,850)	$2,870/$(4,910)	$(20)/$20
Full year 2003, actual return on assets	+/- 1.0	$290/$(290)	$130/$(130)	$180/$(180)	—
Full year 2003, expected return on assets	+/- 1.0	—	—	—	$(350)/$350

      The foregoing indicates that changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans and Stockholders’ Equity. As stated above, we base the discount rate assumption on investment yields available at year-end on corporate long-term bonds rated AA. We cannot predict these bond yields or investment returns and, therefore, cannot reasonably estimate whether adjustments to our Stockholders’ Equity for minimum pension liability in subsequent years will be significant.

Other Postretirement Benefits (Retiree Health Care and Life Insurance)

      See Note 19 of the Notes to Financial Statements for more information regarding costs and assumptions for other postretirement benefits.

      Nature of Estimates Required. The measurement of our obligations, costs and liabilities associated with other postretirement benefits (i.e., retiree health care and life insurance) requires that we make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as health care cost increases, salary increases and demographic experience, which may have an effect on the amount and timing of future payments.

      Assumptions and Approach Used. The assumptions used in developing the required estimates include the following key factors:

• Health care cost trends	• Inflation
• Discount rates	• Expected return on plan assets
• Salary growth	• Mortality rates
• Retirement rates

      Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, efficiencies and other cost-mitigation actions (including further employee cost sharing, administrative improvements and other efficiencies) and an assessment of likely long-term trends. We base the discount rate assumption on investment yields available at year-end on corporate long-term bonds rated AA. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets reflects asset allocation, investment strategy and the views of investment managers and of other large pension plan sponsors regarding the market. Retirement and mortality rates are based primarily on actual plan experience.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The effects of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.

     Sensitivity Analysis. The December 31, 2003 postretirement obligation is affected by December 31, 2003 assumptions. Postretirement benefit expense for 2003 is affected by December 31, 2002 assumptions. Note that these sensitivities may be asymmetric, and are specific to the base conditions at year-end 2003. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase/ decrease in selected assumptions is shown below (in millions):

Effect on U.S. and Canadian
Plans: Increase/(Decrease)

	Percentage	December 31, 2003	2003
Assumption	Point Change	Obligation	Expense

Discount rate	+/- 1.0 pt.	$(4,100)/$5,000	$(260)/$280
Health care cost trends — total expense	+/- 1.0	4,600/ (3,800)	560/ (460)
Health care cost trends — service and interest expense	+/- 1.0	4,600/ (3,800)	310/ (260)

Allowance for Credit Losses

      See Note 10 of the Notes to Financial Statements for more information regarding our allowance for credit losses.

      The allowance for credit losses is our estimate of the probable credit losses related to impaired finance receivables and operating leases as of the date of the financial statements. We exercise judgment in estimating this amount because credit losses vary substantially over time, and estimating probable losses requires a number of assumptions about matters that are uncertain.

      Nature of Estimates Required. We estimate the probable credit losses related to impaired finance receivables and operating leases by evaluating several different factors using econometric models. These factors include historical credit loss trends, the credit quality of our present portfolio, trends in historical and projected used vehicle values, and general economic measures.

      Assumptions and Approach Used. We use the factors listed above to make projections of two key assumptions:

•	Frequency — the percentage of finance receivables and operating leases that we expect to default over a period of time, measured principally by the repossession rate (the ratio of the number of vehicles repossessed in a time period, typically a year, divided by the average number of accounts outstanding in the same time period); and

•	Loss severity — the expected difference between the amount a customer owes us when we charge off the finance contract and the amount we receive, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer.

      We use these assumptions to assist us in setting our allowance for credit losses.

      Sensitivity Analysis. We believe the present level of our allowance for credit losses adequately reflects probable losses related to impaired finance receivables and operating leases. However, changes in the assumptions used to derive frequency and severity would have an impact on the allowance for credit losses. Over the past twenty years, repossession rates for our U.S. retail and lease portfolio have varied between 2% and 4%.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The effect of the indicated increase/ decrease in the assumptions is shown below for Ford, Lincoln, and Mercury brand vehicles in the U.S. (in millions):

Effect on:
Increase/(Decrease)

	Percentage	December 31, 2003
	Point	Allowance for	2003
Assumption	Change	Credit Losses	Expense

Repossession rates	+/- 0.1 pts.	$50/$(50)	$50/$(50)
Loss severity	+/- 1.0	20/(20)	20/(20)

      Changes in our assumptions affect Provision for credit losses on our income statement and the Allowance for credit and insurance losses on our balance sheet.

Accumulated Depreciation on Vehicles Subject to Operating Leases — Financial Services Sector

      See Note 9 of the Notes to Financial Statements for more information regarding accumulated depreciation on vehicles subject to operating leases.

      Accumulated depreciation on vehicles subject to operating leases reflects the cumulative amount of depreciation that has been recorded to date, reducing the value of the leased vehicles in our operating lease portfolio from their original acquisition value to their estimated residual value (estimated proceeds from the sale of the vehicle at auction at the end of the lease term).

      Nature of Estimates Required. Each operating lease in our portfolio represents a vehicle we own that has been leased to a customer. When we purchase the lease, we establish an estimated residual value for the vehicle. We exercise judgment in estimating the residual value because future market values of used vehicles are difficult to predict. We depreciate leased vehicles on a straight-line basis to estimated residual value.

      We monitor residual value performance by vehicle line each month and we review the adequacy of our accumulated depreciation on a quarterly basis. If we believe that the residual values for our vehicles have decreased, we revise depreciation for the affected vehicles to ensure that our net investment in the operating leases (equal to our acquisition value of the vehicles minus accumulated depreciation) will be reduced to our revised estimate of residual value at the end of the lease term. Such adjustments to depreciation expense are recorded over the remaining life of the affected vehicles in our portfolio.

      Each lease customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer. The dealer has the option to purchase the vehicle at the contractual lease-end value or return it to us. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our most recent estimate of the residual value for the vehicle. Over the last five years, about 60% to 70% of Ford Credit North America’s operating lease vehicles have been returned to us.

      Assumptions and Approach Used. Our accumulated depreciation on operating leases is based on the following assumptions:

•	Residual value: the market value of the vehicles when we sell them at the end of the lease.	•	Return rates: the percentage of vehicles that will be returned to us at lease end.

      We estimate residual values and return rates using econometric models. These models use historical auction values, historical return rates for our leased vehicles, industry-wide used vehicle prices, our marketing plans and vehicle quality data.

      Sensitivity Analysis. The largest impact of changes in assumptions is on Ford Credit’s U.S. retail operating leases of Ford, Lincoln and Mercury brand vehicles. If future auction values for

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

all of the Ford, Lincoln, and Mercury vehicles in our U.S. operating lease portfolio at year-end 2003 were to decrease by $100 per unit from our present estimates, the total impact would be to increase our depreciation on these vehicles by about $55 million, which would be charged to depreciation expense during the 2004 through 2006 period so that the net investment in operating leases at the end of the lease term for these vehicles is equal to the revised residual value. Similarly, if future return rates for our existing portfolio of Ford, Lincoln and Mercury vehicles in the U.S. were to increase by one percentage point from our present estimates, the total impact would be to increase our depreciation on these vehicles by about $10 million in the 2004 through 2006 period. Adjustments to the amount of accumulated depreciation on operating leases will be reflected on our balance sheet as Net investment in operating leases and on the income statement in the Depreciation line, in each case under the Financial Services sector.

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

Guarantees (See also Note 23 of the Notes to Financial Statements)

      Occasionally, we guarantee debt and lease obligations of joint venture entities and other third parties with which we do business to support their growth. As of December 31, 2003, our maximum potential exposure under these guarantees was $465 million.

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

Sales of Receivables by Ford Credit

Securitizations

      Ford Credit regularly uses securitization to fund its operations. Ford Credit securitizes its receivables because the highly-liquid and efficient securitization market provides Ford Credit with a cost-effective source of funding, compared with unsecured debt given Ford Credit’s present debt ratings. In a typical securitization transaction, Ford Credit sells a pool of finance receivables to a wholly-owned, bankruptcy-remote special purpose subsidiary that establishes an SPE, usually a trust, and transfers the receivables to the SPE in exchange for proceeds from interest-bearing securities, commonly called asset-backed securities, that are issued by the SPE and are secured by future collections on the sold receivables. Following the transfer of the sold receivables to the SPE, and assuming compliance with SFAS No. 140 (discussed below), the receivables are no longer assets of Ford Credit and the sold receivables no longer appear on our balance sheet. The securities issued by the SPE are structured into senior and subordinated classes. The senior classes have priority over the subordinated classes in receiving collections from the receivables and may also benefit from other enhancements such as over-collateralization and cash reserve funds. These securities generally are rated by independent rating agencies and sold in public offerings or in private transactions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      The following chart diagrams Ford Credit’s typical securitization transaction:

      Consistent with conventional practices in the securitization industry, Ford Credit uses SPEs in securitization transactions to achieve isolation of the sold receivables for the benefit of securitization investors. Most of the SPEs used in Ford Credit’s securitization transactions are classified as qualifying special purpose entities consistent with the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, because of the nature of the assets held by these entities and the limited nature of their activities. When these accounting rules are met, the sold receivables are removed from our balance sheet. The use of SPEs in the typical securitization structure shown above, along with the use of various forms of credit and payment enhancements to reduce the risk of loss (as discussed below), allows the SPE to issue senior asset-backed securities that generally receive the highest short-term debt ratings and among the highest long-term debt ratings, thereby providing Ford Credit with a cost-effective source of funding.

      Ford Credit also sponsors one securitization program, FCAR Owner Trust (“FCAR”), which does not use qualifying SPEs under SFAS No. 140. In the second quarter of 2003, Ford Credit purchased a portion of equity interests in FCAR from unaffiliated parties for $175 million. As a result of this transaction, FCAR’s assets, liabilities and results of operations were consolidated into our financial statements. The effects of this transaction are more fully described in Note 8 of the Notes to Financial Statements.

      Ford Credit selects receivables at random for securitization transactions using selection criteria designed for the specific transaction. The selection criteria are generally based on factors such as location of the obligor, contract term, payment schedule, interest rate, financing program, and the type of financed vehicle. In general, the criteria also require receivables to be active and in good standing.

      Ford Credit often retains interests in the securitized receivables. The retained interests may include senior and subordinated securities, undivided interests in wholesale receivables, restricted cash held for the benefit of the SPEs (for example, a reserve fund) and interest-only strips. Subordinated securities represent lower rated classes of securities issued by the SPEs. Restricted cash is funded initially by a small portion of proceeds from the sale of receivables that may be used to pay principal and interest to SPE investors and, after investors are fully paid, remaining cash is returned to Ford Credit. Interest-only strips, also referred to as excess spread, represent the right to receive collections on the sold finance receivables in excess of amounts needed by the SPE to pay interest and principal to investors, servicing fees and other required payments. Because Ford Credit typically retains the most subordinated interests in the SPE, including subordinated securities, the right to receive excess spread (interest-only strip) and any residual or remainder interests of the SPE after all asset-backed securities are repaid in full, Ford Credit’s retained interests will be the first to absorb any credit losses on the sold receivables. Because the credit enhancements are structured to protect the holders of the senior asset-backed securities in highly stressed receivables performance scenarios, the impact of credit losses in the pool of sold receivables will likely be limited to Ford Credit’s retained interests in terms of the timing and total amount of excess spread it receives. Therefore, related to receivables sold in securitizations, Ford Credit retains credit risk up to the

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

amount of subordinated interests it retains in securitizations. If the receivables were not securitized, Ford Credit’s risk related to credit losses would not be limited as it is in securitizations.

      At December 31, 2003 and 2002, the total outstanding principal amount of receivables sold by Ford Credit in securitizations was $49.4 billion and $71.4 billion, respectively. This decrease reflected primarily the reacquired receivables following consolidation of FCAR now reported on our balance sheet (as discussed above) and the slower pace of securitizations in 2003. At December 31, 2003 and 2002, Ford Credit’s retained interests in such sold receivables were $13.0 billion and $17.6 billion, respectively.

      Ford Credit has no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default. The holders of the asset-backed securities have no recourse to Ford Credit or its other assets for credit losses on the sold receivables and have no ability to require Ford Credit to repurchase their securities. Ford Credit does not guarantee any securities issued by SPEs. However, as is customary in asset-backed securitization transactions, Ford Credit, as the seller of the finance receivables to the SPE and servicer of such receivables, is obligated to provide certain support obligations. These include indemnification of the SPE and its trustees, the requirement to repurchase receivables that do not meet eligibility criteria or that have been materially modified by the servicer, the obligation to sell additional receivables in certain transactions and the advancing of interest payment short falls. Based on its experience, Ford Credit does not expect to make any indemnification payments. In 2003, Ford Credit was not required to repurchase any sold receivables due to their failure to meet eligibility criteria and the principal amount of receivables repurchased due to servicer modifications was about $193 million for all retail securitization programs.

Risks to Future Sales of Receivables

      Some of Ford Credit’s securitization programs contain structural features that could prevent further funding if the credit losses or delinquencies on a pool of sold receivables or on Ford Credit’s overall managed portfolio exceed specified levels or if payment rates on or amounts of wholesale receivables are lower than specified levels. Ford Credit does not expect that any of these features will have a material adverse impact on its ability to securitize receivables. In addition, Ford Credit’s ability to sell its receivables may be affected by the following factors: the amount and credit quality of receivables available to sell, the performance of receivables sold in previous transactions, general demand for the type of receivables Ford Credit offers, market capacity for Ford Credit-sponsored investments, accounting and regulatory changes, Ford Credit’s debt ratings and Ford Credit’s ability to maintain back-up liquidity facilities for certain securitization programs. If as a result of any of these or other factors, the cost of securitized funding significantly increased or securitized funding were no longer available to Ford Credit, Ford Credit’s operations, financial condition and liquidity would be adversely impacted.

Variable Interest Entities

Automotive

      The Automotive Sector has several investments in other joint ventures deemed to be VIEs where we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure to any potential losses, should they occur, associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs (approximately $104 million).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services

      Ford Credit has investments in certain joint ventures deemed to be VIEs where Ford Credit is not the primary beneficiary. The risks and rewards associated with Ford Credit’s interest in these entities are based primarily on ownership percentages. Ford Credit’s maximum exposure to any potential losses, should they occur, associated with these VIEs is limited to Ford Credit’s equity investments, which at December 31, 2003 totaled approximately $125 million.

AGGREGATE CONTRACTUAL OBLIGATIONS

      We are party to many contractual obligations involving commitments to make payments to third parties. Most of these are debt obligations incurred by our Financial Services sector. In addition, as part of our normal business practices, we enter into contracts with suppliers for purchases of certain raw materials, components and services. These arrangements may contain fixed or minimum quantity purchase requirements. We enter into such arrangements to facilitate adequate supply of these materials and services. “Purchase obligations” are defined as off-balance sheet agreements to purchase goods or services that are enforceable and legally binding on the company and that specify all significant terms.

      The “Other long-term liabilities” category includes only liabilities on our balance sheet that have a definite pay-out scheme or are not contingent on a subsequent event. Other long-term liabilities at December 31, 2003 represent a payment obligation related to a prior acquisition.

      The table below summarizes our contractual obligations as of December 31, 2003 (in millions):

			Payments Due by Period

				Less			More
		Financial		Than	1-3	3-5	Than 5
Obligations	Automotive	Services	Total	1 Year	Years	Years	Years

On-balance sheet:
Long-term debt	$20,185	$131,245	$151,430	$31,679	$52,367	$18,698	$48,686
Capital lease	328	2	330	37	70	52	171
Other long-term liabilities	1,202	—	1,202	—	1,202	—	—
Off-balance sheet:
Purchase	9,220	—	9,220	4,577	2,232	1,368	1,043
Operating lease	1,809	1,835	3,644	846	1,200	754	844

Total	$32,744	$133,082	$165,826	$37,139	$57,071	$20,872	$50,744

      For additional information to our long-term debt and operating lease obligations, see Notes 12 and 23 in the Notes to Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OVERVIEW

      We are exposed to a variety of market and other risks, including the effects of changes in foreign currency exchange rates, commodity prices, interest rates, as well as risks to availability of funding sources, hazard events, and specific asset risks.

      These risks affect our Automotive and Financial Services sectors differently. We monitor and manage these exposures as an integral part of our overall risk management program, which includes regular reports to a central management committee, the Global Risk Management Committee (“GRMC”). The GRMC is chaired by our Chief Financial Officer, and its members include our Treasurer, our Controller, and the Chief Financial Officer of Ford Credit.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

      Our Automotive and Financial Services sectors are exposed to liquidity risk, or the possibility of having to curtail their businesses or being unable to meet present and future financial obligations as they come due because funding sources may be reduced or become unavailable. We, and particularly Ford Credit, which comprises substantially all of our Financial Services sector, maintain plans for sources of funding to ensure liquidity through a variety of economic or business cycles. As discussed in greater detail in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, our funding sources include commercial paper, term debt, sales of receivables through securitization transactions, committed lines of credit from major banks, and other sources.

      We are exposed to a variety of insurable risks, such as loss or damage to property, liability claims, and employee injury. We protect against these risks through a combination of self-insurance and the purchase of commercial insurance designed to protect against events that could generate significant losses.

      Direct responsibility for the execution of our market risk management strategies resides with our Treasurer’s Office and is governed by written polices and procedures. Separation of duties is maintained between the development and authorization of derivative trades, the transaction of derivatives, and the settlement of cash flows. Regular audits are conducted to ensure that appropriate controls are in place and that they remain effective. In addition, our market risk exposures and our use of derivatives to manage these exposures are reviewed by the GRMC and the Audit Committee of our Board of Directors.

      In accordance with corporate risk management policies, we use derivative instruments, such as forward contracts, swaps and options that economically hedge certain exposures (foreign currency, commodity, and interest rates). Derivative positions are used to manage underlying exposures; we do not use derivative contracts for speculative purposes. In certain instances, we forgo hedge accounting, which results in unrealized gains and losses that are recognized currently in net income; examples of economic hedges that do not qualify for hedge accounting include foreign currency hedges of inter-company loans and dividends and certain transactions that use multiple hedge instruments. For additional information on our derivatives, see Note 16 of the Notes to Financial Statements.

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

      Foreign currency risk and commodity risk are measured and quantified using a model to calculate the changes in the value of currency and commodity derivative instruments along with the underlying cash flow exposures being hedged. Our earnings at risk (“EaR”) methodology is based on transaction exposure, which is the exposure that results from specific transactions and our related hedging activity. The methodology does not attempt to assess the impact on financial statement earnings resulting from non-cash flow risks (e.g., re-measurement of foreign currency-denominated assets or liabilities through income). EaR at a 95% confidence level is the methodology used to calculate the potential impact to pre-tax earnings related to cash flows in foreign currency and commodity price exposure. The calculation of EaR combines current market data with historical data on volatilities and correlations of the underlying currencies or commodity prices. This creates

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

hypothetical prices based on the calculation of historical volatilities. The EaR methodology includes our hedging actions as well as the underlying exposures over a twelve-month period.

Foreign Currency Risk

      Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. We use derivative instruments to hedge our economic exposure with respect to assets, liabilities, investments in foreign operations, and firm commitments denominated in foreign currencies. In our hedging actions, we use primarily instruments commonly used by corporations to reduce foreign exchange risk (e.g., forward contracts and options).

      At December 31, 2003, the EaR from foreign currency exchange movements over the next twelve months is projected at less than $350 million, within a 95% confidence level for the unhedged exposure. When calculated at the end of each quarter throughout the year, the high was $550 million, the low was $350 million and the average was $460 million; the risks impacting financial instruments are offset with underlying exposure being hedged. The 2003 year-end projection is approximately $40 million lower than the EaR projection for 2003 calculated as of December 31, 2002. The decreased exposure results primarily from more diversification benefit due to lower correlation among major currency pairings. The effect of currency movements on business units will vary based on the currency profile of the business unit (including any hedging actions taken). It can also be affected by competitive responses to currency changes.

Commodity Price Risk

      Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as non-ferrous metals (e.g., aluminum) and precious metals (e.g., palladium, platinum and rhodium), ferrous alloys (e.g., steel), energy (e.g., natural gas and electricity), and plastics/ resins (e.g., polypropylene), which we use in the production of motor vehicles.

      We use derivative instruments to hedge the price risk associated with the purchase of those commodities that we can economically hedge. In our hedging actions, we primarily use instruments commonly used by corporations to reduce commodity price risk (e.g., financially settled forward contracts, swaps, and options). Based on our financial hedging activities with derivatives and the associated underlying commodities exposures at December 31, 2003, the EaR from commodity price movements over the next twelve months is projected at less than $90 million, within a 95% confidence level (when calculated at the end of each quarter throughout the year, the high was $90 million, the low was $69 million and the average was $80 million); the risks impacting financial instruments are offset with underlying exposure being hedged. The year-end level is approximately $31 million higher than the EaR projection for 2003 calculated as of December 31, 2002. The drivers of this increase are higher commodity price levels, price volatilities and exposures.

      Where derivative instruments do not exist or do not provide a highly correlated hedge, our purchasing organization negotiates contracts mitigating price risk (e.g., steel and resins) which are approved by the GRMC.

Interest Rate Risk

      Interest rate risk relates to the gain or loss we could incur in our Automotive investment portfolio in the event of a change in interest rates. Our interest rate sensitivity analysis on the investment portfolio includes cash and cash equivalents, marketable and loaned securities and short-term VEBA Assets. At December 31, 2003, we had $25.9 billion in cash, compared to $25.3 billion at December 31, 2002. We invest our cash in securities of various types and maturities, the value of which are subject to fluctuations in interest rates. These securities are generally classified as Trading

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

or Available for Sale. The Trading portfolio gains and losses (unrealized and realized) are reported in the income statement. The Available for Sale portfolio realized gains or losses are reported in the income statement, and unrealized gains and losses are reported in the Consolidated Statement of Stockholders’ Equity in other comprehensive income. The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investment.

      At any time, a rise in interest rates could have a material adverse impact on the fair value of our Trading and our Available for Sale portfolios. As of December 31, 2003, the value of our Trading portfolio was $24.2 billion (including assets contained in a short-term VEBA trust), which is $0.6 billion higher than December 31, 2002. The value of our Available for Sale portfolio was $1.7 billion, which is unchanged from December 31, 2002.

      Assuming a hypothetical, instantaneous increase in interest rates of one percentage point, the value of our Trading and Available for Sale portfolios would be reduced by $206 million and $29 million, respectively. This compares to $225 million and $29 million, respectively, as calculated as of December 31, 2002. While this is our best estimate of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes are rarely instantaneous or parallel.

Counterparty Risk

      Counterparty risk relates to the loss we could incur if an obligor or counterparty defaulted on an investment or a derivative contract. We enter into master agreements with counterparties that allow netting of certain exposures in order to manage this risk. Exposures primarily relate to investments in fixed-income instruments and derivative contracts used for managing interest rate, foreign currency exchange rates and commodity price risk. We, together with Ford Credit, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification. Our exposures are monitored on a regular basis and are included in monthly reporting to the GRMC.

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

FORD CREDIT MARKET RISKS

Overview

      Ford Credit is exposed to risks in the normal course of its business activities. In addition to counterparty risk discussed above, Ford Credit is subject to the following additional types of risks that it seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures:

•	Market risk — the possibility that changes in future market interest and currency exchange rates or prices will have an adverse impact on operating results.

•	Credit risk — the possibility of loss from a customer’s failure to make payments according to contract terms.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

•	Residual risk — the possibility that the actual proceeds received by Ford Credit upon the sale of returned lease vehicles at lease termination will be lower than the depreciated values (i.e., residual values) of those vehicles.

•	Liquidity risk — the possibility of being unable to meet all current and future obligations in a timely manner.

      Each form of risk is uniquely managed in the context of its contribution to Ford Credit’s overall global risk. Business decisions are evaluated on a risk-adjusted basis and products are priced consistent with these risks. Credit and residual risks are discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Estimates” and liquidity risk is discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Liquidity and Capital Resources — Financial Services Sector — Ford Credit”. The following discusses Ford Credit’s market risks:

      Foreign Currency Risk. To meet funding objectives, Ford Credit issues debt or, for its international affiliates, draws on local credit lines in a variety of currencies. Ford Credit faces exposure to currency exchange rates if a mismatch exists between the currency of its receivables and the currency of the debt funding those receivables. When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, Ford Credit seeks to minimize the impact of currency exchange rates on operating results by executing foreign currency derivatives. These derivatives convert substantially all of its foreign currency debt obligations to the local country currency of the receivables. As a result, Ford Credit’s market risk exposure relating to currency exchange rates is believed to be immaterial.

      Interest Rate Risk. Interest rate risk is the primary market risk to which Ford Credit is exposed and consists principally of “re-pricing risk” or differences in the re-pricing characteristics of assets and liabilities. An instrument’s re-pricing period is a term used by financial institutions to describe how an interest rate-sensitive instrument responds to changes in interest rates. It refers to the time it takes an instrument’s interest rate to reflect a change in market interest rates. For fixed-rate instruments, the re-pricing period is equal to the maturity for repayment of the instrument’s principal because, with a fixed interest rate, the principal is considered to re-price only when re-invested in a new instrument. For a floating-rate instrument, the re-pricing period is the period of time before the interest rate adjusts to the market rate. For instance, a floating-rate loan whose interest rate is reset to a market index annually on December 31st would have a re-pricing period of one year on January 1st, regardless of the instrument’s maturity.

      Ford Credit’s receivables consist primarily of fixed-rate retail installment sale and lease contracts and floating-rate wholesale receivables. Fixed-rate retail installment sale and lease contracts are originated principally with maturities ranging between two and six years and generally require customers to make equal monthly payments over the life of the contract. Ford Credit’s funding sources consist primarily of short- and long-term unsecured debt and sales of receivables in securitizations. In the case of unsecured term debt, and in an effort to have funds available throughout the business cycles, Ford Credit may borrow at terms longer than the term of its assets, with five to ten year maturities. These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.

      Ford Credit is exposed to interest rate risk to the extent that a difference exists between the re-pricing profile of its assets and debt. Specifically, without derivatives, Ford Credit’s assets would re-price more quickly than its debt.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

     Ford Credit’s interest rate risk management objective is to maximize its financing margin while limiting fluctuations caused by changes in interest rates. Ford Credit achieves this objective by setting an established risk tolerance range and staying within this tolerance range through an interest rate risk management program that includes entering into derivatives commonly known as interest rate swaps.

      On a monthly basis, Ford Credit determines the sensitivity of the economic value of its portfolio of interest rate-sensitive assets and liabilities (its economic value) to hypothetical changes in interest rates. Economic value is a measure of the present value of all future expected cash flows, discounted by market interest rates, and is equal to the present value of interest rate-sensitive assets minus the present value of interest rate-sensitive liabilities. Ford Credit then enters into interest rate swaps, effectively converting portions of its floating-rate debt or assets to fixed or its fixed-rate debt or assets to floating, to ensure that the sensitivity of its economic value falls within an established target range. Ford Credit also monitors the sensitivity of its earnings to interest rates using pre-tax net interest income simulation techniques. These simulations calculate the projected pre-tax net interest income of its portfolio of interest rate-sensitive assets and liabilities under various interest rate scenarios, including both parallel and non-parallel shifts in the yield curve. These quantifications of interest rate risk are included in monthly reporting to the Treasurer.

      The process described above is used to measure and manage the interest rate risk of Ford Credit’s operations in the United States, Canada and the United Kingdom, which together represented approximately 85% of its total on-balance sheet finance receivables at December 31, 2003. For its international affiliates, Ford Credit uses a technique commonly referred to as “gap analysis,” to measure re-pricing mismatch. This process uses re-pricing schedules, which group assets, debt, and swaps into time-bands based on their re-pricing period. Under this process, Ford Credit enters into interest rate swaps, effectively changing the re-pricing profile of its assets and debt, to ensure that any re-pricing mismatch existing in a particular time-band falls within an established tolerance.

      As a result of its interest rate risk management process, including derivatives, Ford Credit’s debt re-prices faster than its assets. Other things equal, this means that during a period of rising interest rates, the interest rates paid on Ford Credit’s debt will increase more rapidly than the interest rates earned on assets, thereby initially reducing Ford Credit’s pre-tax net interest income. Correspondingly, during a period of falling interest rates, Ford Credit’s pre-tax net interest income would be expected to initially increase. To provide a quantitative measure of the sensitivity of its pre-tax net interest income to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of one percentage point across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. The differences between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax net interest income. This sensitivity as of year-end 2003 and 2002 is as follows:

Pre-tax Net Interest
	Pre-tax Net Interest	Income impact given a
	Income impact given a	one percentage point
	one percentage point	instantaneous
	instantaneous increase	decrease
	in interest rates	in interest rates
	(in millions)	(in millions)

December 31, 2003	$(179)	$179
December 31, 2002	$(153)	$156

      While the sensitivity analysis presented is Ford Credit’s best estimate of the impacts of specified assumed interest rate scenarios, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk (Continued)

curve. In reality, interest rate changes are rarely instantaneous or parallel. Had the analysis assumed a gradual change in interest rates of 100 basis points, it would have resulted in a lower pre-tax net interest income impact. The model used to conduct this analysis is heavily dependent on assumptions, particularly those regarding the reinvestment of maturing asset principal, refinancing of maturing debt, and predicted repayment of sale and lease contracts ahead of contractual maturity.

      The fair value of net derivative financial instruments (derivative assets less derivative liabilities) as of December 31, 2003 as reported in Note 16 of the Notes to Financial Statements was $8.9 billion, approximately $1.3 billion higher than a year ago. This increase primarily reflects the strengthening of the Euro against the U.S. dollar which increases the value of receive-Euro/ pay-U.S. dollar cross currency swaps and the decrease in U.S. interest rates which increases the value of our pay-floating/ receive-fixed rate swaps. For additional information on our derivatives, please refer to the “Financial Services Sector” of Note 16 of the Notes to Financial Statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Our Financial Statements, the accompanying Notes to Financial Statements, the Report of Independent Auditors, the Financial Statement Schedules and the Report of Independent Auditors on Financial Statement Schedule that are filed as part of this Report are listed under Item 15. “Exhibits, Financial Statement Schedules, and Reports on Form 8-K” and are set forth on pages FS-1 through FS-44 and FSS-1 and FSS-2 immediately following the signature pages of this Report.

      Selected quarterly financial data for us and our consolidated subsidiaries for 2003 and 2002 is in Note 22 of the Notes to Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not required.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      William Clay Ford, Jr., our Chief Executive Officer, and Don R. Leclair, our Chief Financial Officer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2003 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

CHANGES IN INTERNAL CONTROLS

      No changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF FORD

      The information required by Item 10 regarding our directors is incorporated by reference from the information under the captions “Election of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Management Stock Ownership” in our Proxy Statement. The information required by Item 10 regarding our executive officers appears as Item 4A under Part I of this Report. The information required by Item 10 regarding an audit committee financial expert is incorporated by reference from the information under the caption “Corporate Governance” in our Proxy Statement The information required by Item 10 regarding the members of our Audit Committee of the Board of Directors is incorporated by reference from the information under the caption “Committees of the Board of Directors” in our Proxy Statement. The information required by Item 10 regarding our codes of ethics is incorporated by reference from the information under the caption “Corporate Governance” in our Proxy Statement. In addition, we have included in Item 1 to this Report instructions for how to access our codes of ethics on our website and our Internet address. Amendments to, and waivers granted under, our Code of Ethics for Senior Financial Personnel, if any, will be posted to our website as well.

ITEM 11.	EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated by reference from the information under the following captions in our Proxy Statement: “Compensation of Directors”, “Compensation Committee Report on Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” “Compensation of Executive Officers”, “Stock Options”, “Performance Stock Rights”, “Stock Performance Graphs” and “Retirement Plans”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is incorporated by reference from the information under the captions “Stock Options — Equity Compensation Plan Information” and “Management Stock Ownership” in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report” in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements — Ford Motor Company and Subsidiaries

      Sector Statement of Income and Consolidated Statement of Income for the years ended December 31, 2003, 2002, and 2001.

      Sector Balance Sheet and Consolidated Balance Sheet at December 31, 2003 and 2002.

      Sector Statement of Cash Flows and Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

      Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2003, 2002, and 2001.

      Notes to Financial Statements

      Report of Independent Auditors

      The Sector and Consolidated Financial Statements, the Notes to Financial Statements and the Report of Independent Auditors listed above are filed as part of this Report and are set forth on pages FS-1 through FS-44 immediately following the signatures pages of this Report.

(a) 2. Financial Statement Schedules

Designation	Description

Schedule II	Valuation and Qualifying Accounts

      Schedule II and the Report of Independent Auditors on Financial Statement Schedule are filed as part of this Report and are set forth on page FSS-1 and FSS-2 immediately following the Notes to Financial Statements referred to above. The other schedules are omitted because either they are not applicable or the information required to be contained in them is disclosed elsewhere in our Sector and Consolidated Financial Statements or the amounts involved are not sufficient to require submission.

(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to Ford’s Annual Report on Form 10- K for the year ended December 31, 2000.*

Exhibit 3-B	By-Laws as amended through February 12, 2004.	Filed with this Report.

Exhibit 10-A	Amended and Restated Profit Maintenance Agreement, dated as of January 1, 2002, between Ford and Ford Credit.	Filed as Exhibit 10-A to Ford’s Annual Report on Form 10-K for the year ended December 31, 2001.*

Exhibit 10-B	Executive Separation Allowance Plan as amended and restated through December 18, 2000 for separations on or after January 1, 1981.**	Filed as Exhibit 10-B to Ford’s Annual Report on Form 10-K for the year ended December 31, 2000.*

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

Designation	Description	Method of Filing

Exhibit 10-C	Description of Ford practices regarding travel expenses of spouses of certain executives.**	Filed as Exhibit 10-J to Ford’s Annual Report on Form 10-K for the year ended December 31, 1980.*

Exhibit 10-D	Deferred Compensation Plan for Non-Employee Directors, as amended on July 11, 1991.**	Filed as Exhibit 10-H-1 to Ford’s Annual Report on Form 10-K for the year ended December 31, 1991.*

Exhibit 10-D-1	Amendments to Deferred Compensation Plan for Non-Employee Directors, effective as of January 1, 1996.**	Filed as Exhibit 10-G-1 to Ford’s Annual Report on Form 10-K for the year ended December 31, 1995.*

Exhibit 10-D-2	Amendment to Deferred Compensation Plan for Non-Employee Directors, effective as of November 14, 1996.**	Filed as Exhibit 10-G-2 to Ford’s Annual Report on Form 10-K for the year ended December 31, 1996.*

Exhibit 10-E	Benefit Equalization Plan, as amended and restated as of December 18, 2000.**	Filed as Exhibit 10-F to Ford’s Annual Report on Form 10-K for the year ended December 31, 2000.*

Exhibit 10-E-1	Description of an Amendment to the Benefit Equalization Plan.**	Filed with this Report

Exhibit 10-F	Description of financial counseling services provided to certain executives.**	Filed as Exhibit 10-F to Ford’s Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit 10-G	Supplemental Executive Retirement Plan, as restated and incorporating amendments through December 18, 2000.**	Filed as Exhibit 10-H to Ford’s Annual Report on Form 10-K for the year ended December 31, 2000.*

Exhibit 10-H	Restricted Stock Plan for Non-Employee Directors adopted by the Board of Directors on November 10, 1988.**	Filed as Exhibit 10-P to Ford’s Annual Report on Form 10-K for the year ended December 31, 1988.*

Exhibit 10-H-1	Amendment to Restricted Stock Plan for Non-Employee Directors, effective as of August 1, 1996.**	Filed as Exhibit 10.1 to Ford’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.*

Exhibit 10-I	1990 Long-Term Incentive Plan, amended as of June 1, 1990.**	Filed as Exhibit 10-R to Ford’s Annual Report on Form 10-K for the year ended December 31, 1990.*

Exhibit 10-I-1	Amendment to 1990 Long-Term Incentive Plan, effective as of October 1, 1990.**	Filed as Exhibit 10-P-1 to Ford’s Annual Report on Form 10-K for the year ended December 31, 1991.*

Exhibit 10-I-2	Amendment to 1990 Long-Term Incentive Plan, effective as of March 8, 1995.**	Filed as Exhibit 10.2 to Ford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.*

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

Designation	Description	Method of Filing

Exhibit 10-I-3	Amendment to 1990 Long-Term Incentive Plan, effective as of October 1, 1997.**	Filed as Exhibit 10-M-3 to Ford’s Annual Report on Form 10-K for the year ended December 31, 1997.*

Exhibit 10-I-4	Amendment to 1990 Long-Term Incentive Plan, effective as of January 1, 1998.**	Filed as Exhibit 10-M-4 to Ford’s Annual Report on Form 10-K for the year ended December 31, 1997.*

Exhibit 10-J	Description of Matching Gift Program for Non-Employee Directors.**	Filed as Exhibit 10-Q to Ford’s Annual Report on Form 10-K for the year ended December 31, 1991.*

Exhibit 10-K	Non-Employee Directors Life Insurance and Optional Retirement Plan (as amended as of January 1, 1993).**	Filed as Exhibit 10-O to Ford’s Annual Report on Form 10-K for the year ended December 31, 1994.*

Exhibit 10-L	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity.**	Filed as Exhibit 10-S to Ford’s Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit 10-M	Agreement dated December 10, 1992 between Ford and William C. Ford.**	Filed as Exhibit 10-T to Ford’s Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit 10-N	Support Agreement dated as of October 1, 1993 between Ford and FCE Bank.	Filed as Exhibit 10-T to Ford’s Annual Report on Form 10-K for the year ended December 31, 1993.*

Exhibit 10-N-1	Amendment No. 1 dated as of November 15, 1995 to Support Agreement between Ford and FCE Bank.	Filed as Exhibit 10-R-1 to Ford’s Annual Report on Form 10-K for the year ended December 31, 1995.*

Exhibit 10-O	Select Retirement Plan as amended and restated through January 1, 2000.**	Filed as Exhibit 10-P to Ford’s Annual Report on Form 10-K for the year ended December 31, 2000.*

Exhibit 10-P	Deferred Compensation Plan, as amended and restated as of January 1, 2000.**	Filed as Exhibit 10-R to Ford’s Annual Report on Form 10-K for the year ended December 31, 1999.*

Exhibit 10-P-1	Amendment to Deferred Compensation Plan effective as of April 12, 2000.**	Filed as Exhibit 4.2 to Ford’s Registration Statement No. 333-56660.*

Exhibit 10-P-2	Amendment to Deferred Compensation Plan effective as of June 1, 2000.**	Filed as Exhibit 4.3 to Ford’s Registration Statement No. 333-56660.*

Exhibit 10-P-3	Amendment to Deferred Compensation Plan effective as of March 10, 2004.**	Filed with this Report.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

Designation	Description	Method of Filing

Exhibit 10-Q	Annual Incentive Compensation Plan, as amended and restated as of January 1, 2000.**	Filed as Exhibit 10-T to Ford’s Annual Report on Form 10-K for the year ended December 31, 1999.*

Exhibit 10-R	1998 Long-Term Incentive Plan, as amended and restated effective as of January 1, 2003.**	Filed as Exhibit 10-R to Ford’s Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit 10-S	Agreement dated January 13, 1999 between Ford and Edsel B. Ford II.**	Filed as Exhibit 10-X to Ford’s Annual Report on Form 10-K for the year ended December 31, 1998.*

Exhibit 10-T	Agreement between Ford Motor Company and Ford Motor Credit Company dated as of October 18, 2001.	Filed as Exhibit 10 to Ford’s Current Report on Form 8-K dated October 18, 2001.*

Exhibit 10-U	Agreement between Ford and Carl Reichardt, entered into in June, 2002.**	Filed as Exhibit 10.2 to Ford’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.*

Exhibit 10-V	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.**	Filed with this Report.

Exhibit 10-W	Amendment to Benefit Equalization Plan, adopted in October, 2002 and effective as of November 1, 2001.**	Filed as Exhibit 10 to Ford’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

Exhibit 10-X	Description of Special 2003 Performance Incentive Arrangement.**	Filed as Exhibit 10 to Ford’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.*

Exhibit 10-Y	Arrangement between Ford Motor Company and John M. Rintamaki dated February 28, 2003.**	Filed as Exhibit 10 to Ford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.*

Exhibit 12	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed with this Report.

Exhibit 21	List of Subsidiaries of Ford as of March 10, 2004.	Filed with this Report.

Exhibit 23	Consent of Independent Accountants.	Filed with this Report.

Exhibit 24	Powers of Attorney.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

Designation	Description	Method of Filing

Exhibit 32.1	Section 1350 Certification of CEO	Filed with this Report.

Exhibit 32.2	Section 1350 Certification of CFO	Filed with this Report.

*	Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated)

**	Management contract or compensatory plan or arrangement

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

(b) Reports on Form 8-K

      Ford filed the following Current Reports on Form 8-K during the quarter ended December 31, 2003:

      Current Report on Form 8-K dated October 1, 2003 included information relating to Ford’s September 2003 U.S. sales results.

      Current Report on Form 8-K dated October 2, 2003 included information relating to Ford’s 2003 collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW).

      Current Report on Form 8-K dated October 16, 2003 included information relating to Ford’s third quarter 2003 financial results.

      Current Report on Form 8-K dated November 3, 2003 included information relating to Ford’s October 2003 U.S. sales results.

      Current Report on Form 8-K dated December 2, 2003 included information relating to Ford’s November 2003 U.S. sales results.

      Current Report on Form 8-K dated December 16, 2003 included information relating to Ford’s negotiations with Visteon Corporation.

      Current Report on Form 8-K dated December 22, 2003 included information relating to Ford’s new agreements with Visteon Corporation.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ford has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ DON R. LECLAIR*

(Don R. Leclair)
Group Vice President and
Chief Financial Officer

Date: March 12, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated.

Signature	Title	Date

WILLIAM CLAY FORD, JR.* (William Clay Ford, Jr.)	Director, Chairman of the Board
and Chief Executive Officer and
Chair of the Environmental and
Public Policy Committee and
Office of the Chairman and
Chief Executive Committee
	(principal executive officer)	March 12, 2004

JOHN R. H. BOND* (John R. H. Bond)	Director	March 12, 2004

STEPHEN G. BUTLER* March 12, 2004 (Stephen G. Butler)	Director	March 12, 2004

KIMBERLY A. CASIANO* (Kimberly A. Casiano)	Director	March 12, 2004

EDSEL B. FORD II* (Edsel B. Ford II)	Director	March 12, 2004

WILLIAM CLAY FORD* (William Clay Ford)	Director	March 12, 2004

IRVINE O. HOCKADAY, JR.* (Irvine O. Hockaday, Jr.)	Director and Chair of the Audit Committee	March 12, 2004

MARIE-JOSÉE KRAVIS* (Marie-Josée Kravis)	Director and Chair of the Compensation Committee	March 12, 2004

RICHARD A. MANOOGIAN* (Richard A. Manoogian)	Director	March 12, 2004

Signature		Title	Date

ELLEN R. MARRAM* (Ellen R. Marram)		Director and Chair of the Nominating and Governance Committee	March 12, 2004

HOMER A. NEAL* (Homer A. Neal)		Director	March 12, 2004

JORMA OLLILA* (Jorma Ollila)		Director	March 12, 2004

CARL E. REICHARDT* (Carl E. Reichardt)		Director, Chair of the Finance Committee	March 12, 2004

ROBERT E. RUBIN* (Robert E. Rubin)		Director	March 12, 2004

NICHOLAS V. SCHEELE* (Nicholas V. Scheele)		Director and President and Chief Operating Officer	March 12, 2004

JOHN L. THORNTON* (John L. Thornton)		Director	March 12, 2004

DON R. LECLAIR* (Don R. Leclair)		Group Vice President and Chief Financial Officer (principal financial officer)	March 12, 2004

JAMES C. GOUIN* (James C. Gouin)		Vice President and Controller (principal accounting officer)	March 12, 2004

*By:	/s/ PETER J. SHERRY, JR. (Peter J. Sherry, Jr.) Attorney-in-Fact		March 12, 2004

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001
(in millions, except per share amounts)

	2003	2002	2001

AUTOMOTIVE
Sales (Note 1)	$138,442	$134,273	$130,736
Costs and expenses (Note 1)
Cost of sales	129,821	125,043	128,348
Selling, administrative and other expenses	10,152	9,758	9,778

Total costs and expenses	139,973	134,801	138,126

Operating income/(loss)	(1,531)	(528)	(7,390)
Interest income	870	834	765
Interest expense	1,370	1,368	1,376

Net interest income/(expense)	(500)	(534)	(611)
Equity in net income/(loss) of affiliated companies	74	(91)	(856)

Income/(loss) before income taxes — Automotive	(1,957)	(1,153)	(8,857)

FINANCIAL SERVICES
Revenues (Note 1)	25,754	27,983	29,768
Costs and expenses (Note 1)
Interest expense	6,320	7,468	9,440
Depreciation	8,779	10,162	10,096
Operating and other expenses	4,971	4,974	5,133
Provision for credit and insurance losses	2,357	3,275	3,661

Total costs and expenses	22,427	25,879	28,330

Income/(loss) before income taxes — Financial Services	3,327	2,104	1,438

TOTAL COMPANY
Income/(loss) before income taxes	1,370	951	(7,419)
Provision for/(benefit from) income taxes (Note 2)	135	301	(2,096)

Income/(loss) before minority interests	1,235	650	(5,323)
Minority interests in net income/(loss) of subsidiaries	314	367	24

Income/(loss) from continuing operations	921	283	(5,347)
Income/(loss) from discontinued/held-for-sale operations (Note 3)	(8)	(62)	(106)
Loss on disposal of discontinued/held-for-sale operations (Note 3)	(154)	(199)	—
Cumulative effect of change in accounting principle (Notes 13 and 7)	(264)	(1,002)	—

Net income/(loss)	$495	$(980)	$(5,453)

Income/(loss) attributable to Common and Class B Stock after Preferred Stock dividends	$495	$(995)	$(5,468)
Average number of shares of Common and Class B Stock outstanding (Note 14)	1,832	1,819	1,820
AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 14)
Basic income/(loss)
Income/(loss) from continuing operations	$0.50	$0.15	$(2.96)
Income/(loss) from discontinued/held-for-sale operations	—	(0.04)	(0.06)
Loss on disposal of discontinued/held-for-sale operations	(0.09)	(0.11)	—
Cumulative effect of change in accounting principle	(0.14)	(0.55)	—

Net income/(loss)	$0.27	$(0.55)	$(3.02)

Diluted income/(loss)
Income/(loss) from continuing operations	$0.50	$0.15	$(2.96)
Income/(loss) from discontinued/held-for-sale operations	—	(0.03)	(0.06)
Loss on disposal of discontinued/held-for-sale operations	(0.09)	(0.11)	—
Cumulative effect of change in accounting principle	(0.14)	(0.55)	—

Net income/(loss)	$0.27	$(0.54)	$(3.02)

Cash dividends	$0.40	$0.40	$1.05

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001
(in millions, except per share amounts)

	2003	2002	2001

Sales and revenues
Automotive sales	$138,442	$134,273	$130,736
Financial Services revenue	25,754	27,983	29,768

Total sales and revenues	164,196	162,256	160,504
Automotive interest income	870	834	765
Costs and expenses
Cost of sales	129,821	125,043	128,348
Selling, administrative and other expenses	23,902	24,894	25,007
Interest expense	7,690	8,836	10,816
Provision for credit and insurance losses	2,357	3,275	3,661

Total costs and expenses	163,770	162,048	167,832
Automotive equity in net income/(loss) of affiliated companies	74	(91)	(856)

Income/(loss) before income taxes	1,370	951	(7,419)
Provision for/(benefit from) income taxes	135	301	(2,096)

Income/(loss) before minority interests	1,235	650	(5,323)
Minority interests in net income/(loss) of subsidiaries	314	367	24

Income/(loss) from continuing operations	921	283	(5,347)
Income/(loss) from discontinued/held-for-sale operations	(8)	(62)	(106)
Loss on disposal of discontinued/held-for-sale operations	(154)	(199)	—
Cumulative effect of change in accounting principle	(264)	(1,002)	—

Net income/(loss)	$495	$(980)	$(5,453)

Income/(loss) attributable to Common and Class B Stock after Preferred Stock dividends	$495	$(995)	$(5,468)
Average number of shares of Common and Class B Stock outstanding	1,832	1,819	1,820
AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK
Basic income/(loss)
Income/(loss) from continuing operations	$0.50	$0.15	$(2.96)
Income/(loss) from discontinued/held-for-sale operations	—	(0.04)	(0.06)
Loss on disposal of discontinued/held-for-sale operations	(0.09)	(0.11)	—
Cumulative effect of change in accounting principle	(0.14)	(0.55)	—

Net income/(loss)	$0.27	$(0.55)	$(3.02)

Diluted income/(loss)
Income/(loss) from continuing operations	$0.50	$0.15	$(2.96)
Income/(loss) from discontinued/held-for-sale operations	—	(0.03)	(0.06)
Loss on disposal of discontinued/held-for-sale operations	(0.09)	(0.11)	—
Cumulative effect of change in accounting principle	(0.14)	(0.55)	—

Net income/(loss)	$0.27	$(0.54)	$(3.02)

Cash dividends	$0.40	$0.40	$1.05

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET

(in millions)

	December 31,	December 31,
	2003	2002

ASSETS
Automotive
Cash and cash equivalents	$5,427	$5,157
Marketable securities (Note 4)	10,749	17,464
Loaned securities (Note 4)	5,667	—

Total cash, marketable and loaned securities	21,843	22,621
Receivables, less allowances of $384 and $374	2,721	2,047
Inventories (Note 5)	9,181	6,977
Deferred income taxes	3,225	3,462
Other current assets	6,839	4,547
Current receivable from Financial Services	—	1,062

Total current assets	43,809	40,716
Equity in net assets of affiliated companies	1,930	2,470
Net property (Note 6)	41,993	36,352
Deferred income taxes	12,092	11,694
Goodwill (Note 7)	5,378	4,719
Other intangible assets (Note 7)	876	812
Assets of discontinued/held-for-sale operations	68	246
Other assets	14,495	10,781

Total Automotive assets	120,641	107,790
Financial Services
Cash and cash equivalents	16,343	7,064
Investments in securities (Note 4)	1,123	807
Finance receivables, net (Note 8)	110,893	97,007
Net investment in operating leases (Note 9)	31,859	39,727
Retained interest in sold receivables (Note 8)	13,017	17,618
Goodwill (Note 7)	769	749
Other intangible assets (Note 7)	239	248
Assets of discontinued/held-for-sale operations	388	2,783
Other assets	17,292	16,626
Receivable from Automotive (Note 1)	3,356	4,803

Total Financial Services assets	195,279	187,432

Total assets	$315,920	$295,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive
Trade payables	$15,289	$14,579
Other payables	2,942	2,471
Accrued liabilities (Note 11)	32,171	27,615
Debt payable within one year (Note 12)	1,806	551
Current payable to Financial Services (Note 1)	124	—

Total current liabilities	52,332	45,216
Senior debt (Note 12)	13,832	13,607
Subordinated debt (Note 12)	5,155	—

Total long-term debt	18,987	13,607
Other liabilities (Note 11)	45,104	46,887
Deferred income taxes	2,352	303
Liabilities of discontinued/held-for-sale operations	94	213
Payable to Financial Services (Note 1)	3,232	4,803

Total Automotive liabilities	122,101	111,029
Financial Services
Payables	2,189	1,886
Debt (Note 12)	159,011	148,054
Deferred income taxes	11,061	11,629
Other liabilities and deferred income	9,211	9,441
Liabilities of discontinued/held-for-sale operations	37	861
Payable to Automotive	—	1,062

Total Financial Services liabilities	181,509	172,933
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of the Company (Note 13)	—	5,670
Minority interests	659	—
Stockholders’ equity
Capital stock (Note 14)
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	5,374	5,420
Accumulated other comprehensive income/(loss)	(414)	(6,531)
Treasury stock	(1,749)	(1,977)
Earnings retained for use in business	8,421	8,659

Total stockholders’ equity	11,651	5,590

Total liabilities and stockholders’ equity	$315,920	$295,222

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	December 31,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$21,770	$12,221
Marketable securities	11,872	18,271
Loaned securities	5,667	—
Receivables, less allowances of $384 and $374	2,721	2,047
Finance receivables, net	110,893	97,007
Net investment in operating leases	31,859	39,727
Retained interest in sold receivables	13,017	17,618
Inventories	9,181	6,977
Equity in net assets of affiliated companies	2,959	3,569
Net property	43,598	37,923
Deferred income taxes	7,389	2,978
Goodwill	6,147	5,468
Other intangible assets	1,115	1,060
Assets of discontinued/held-for-sale operations	456	3,029
Other assets	35,950	29,227

Total assets	$304,594	$277,122

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables	$20,420	$18,936
Accrued liabilities	29,591	25,059
Debt	179,804	162,212
Other liabilities and deferred income	53,899	56,270
Deferred income taxes	8,439	2,311
Liabilities of discontinued/held-for-sale operations	131	1,074

Total liabilities	292,284	265,862
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of the Company	—	5,670
Minority interests	659	—
Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	5,374	5,420
Accumulated other comprehensive income/(loss)	(414)	(6,531)
Treasury stock	(1,749)	(1,977)
Earnings retained for use in business	8,421	8,659

Total stockholders’ equity	11,651	5,590

Total liabilities and stockholders’ equity	$304,594	$277,122

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001
(in millions)

	2003		2002		2001

		Financial		Financial		Financial
	Automotive	Services	Automotive	Services	Automotive	Services

Cash and cash equivalents at January 1	$5,157	$7,064	$4,053	$3,131	$3,360	$1,416
Cash flows from operating activities before securities trading (Note 17)	1,336	17,052	9,481	15,261	7,440	13,077
Net sales/(purchases) of trading securities	1,282	525	(6,206)	(23)	1,143	120

Net cash flows from operating activities	2,618	17,577	3,275	15,238	8,583	13,197
Cash flows from investing activities
Capital expenditures	(7,370)	(379)	(6,776)	(502)	(6,301)	(651)
Acquisitions of receivables and lease investments	—	(62,980)	—	(81,690)	—	(93,982)
Collections of receivables and lease investments	—	42,727	—	45,767	—	45,121
Net acquisitions of daily rental vehicles	—	(1,505)	—	(1,846)	—	(1,412)
Purchases of securities	(8,925)	(1,149)	(3,446)	(609)	(12,489)	(734)
Sales and maturities of securities	8,673	709	3,445	479	13,866	759
Proceeds from sales of receivables and lease investments	—	21,145	—	41,289	—	41,419
Proceeds from sale of businesses	77	204	257	—	—	—
Repayment of debt from discontinued operations	—	1,421	—	—	—	—
Net investing activity with Financial Services	3,708	—	1,053	—	186	—
Cash paid for acquisitions	—	—	(289)	—	(1,998)	(737)
Cash recognized on initial consolidation of joint ventures	256	—	—	—	—	—
Other	716	55	—	407	372	250

Net cash (used in)/provided by investing activities	(2,865)	248	(5,756)	3,295	(6,364)	(9,967)
Cash flows from financing activities
Cash dividends	(733)	—	(743)	—	(1,929)	—
Net sales/(purchases) of Common Stock	9	—	287	—	(1,385)	—
Proceeds from mandatorily redeemable convertible preferred securities	—	—	4,900	—	—	—
Preferred Stock – Series B redemption	—	—	(177)	—	—	—
Changes in short-term debt	(237)	1,542	(31)	(14,140)	38	(18,344)
Proceeds from issuance of other debt	1,144	21,942	318	15,524	2,063	44,193
Principal payments on other debt	(1,097)	(27,683)	(859)	(15,760)	(1,122)	(26,193)
Net financing activity with Automotive	—	(3,708)	—	(1,053)	—	(186)
Other	(15)	(4)	(23)	369	261	(185)

Net cash (used in)/provided by financing activities	(929)	(7,911)	3,672	(15,060)	(2,074)	(715)
Effect of exchange rate changes on cash	260	551	37	336	(101)	(151)
Net transactions with Automotive/ Financial Services	1,186	(1,186)	(124)	124	649	(649)

Net increase/(decrease) in cash and cash equivalents	270	9,279	1,104	3,933	693	1,715

Cash and cash equivalents at December 31	$5,427	$16,343	$5,157	$7,064	$4,053	$3,131

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001
(in millions)

	2003	2002	2001

Cash and cash equivalents at January 1	$12,221	$7,184	$4,776

Cash flows from operating activities before securities trading	18,388	24,742	20,517
Net sales/(purchases) of trading securities	1,807	(6,229)	1,263

Net cash flows from operating activities	20,195	18,513	21,780
Cash flows from investing activities
Capital expenditures	(7,749)	(7,278)	(6,952)
Acquisitions of receivables and lease investments	(62,980)	(81,690)	(93,982)
Collections of receivables and lease investments	42,727	45,767	45,121
Net acquisitions of daily rental vehicles	(1,505)	(1,846)	(1,412)
Purchases of securities	(10,074)	(4,055)	(13,223)
Sales and maturities of securities	9,382	3,924	14,625
Proceeds from sales of receivables and lease investments	21,145	41,289	41,419
Proceeds from sale of businesses	281	257	—
Repayment of debt from discontinued operations	1,421	—	—
Cash paid for acquisitions	—	(289)	(2,735)
Cash recognized on initial consolidation of joint ventures	256	—	—
Other	771	407	622

Net cash (used in)/provided by investing activities	(6,325)	(3,514)	(16,517)
Cash flows from financing activities
Cash dividends	(733)	(743)	(1,929)
Net sales/(purchases) of Common Stock	9	287	(1,385)
Proceeds from mandatorily redeemable convertible preferred securities	—	4,900	—
Preferred Stock — Series B redemption	—	(177)	—
Changes in short-term debt	1,305	(14,171)	(18,306)
Proceeds from issuance of other debt	23,086	15,842	46,256
Principal payments on other debt	(28,780)	(16,619)	(27,315)
Other	(19)	346	76

Net cash (used in)/provided by financing activities	(5,132)	(10,335)	(2,603)
Effect of exchange rate changes on cash	811	373	(252)

Net increase/(decrease) in cash and cash equivalents	9,549	5,037	2,408

Cash and cash equivalents at December 31	$21,770	$12,221	$7,184

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001
(in millions)

				Other Comprehensive
		Capital in		Income/(Loss)
		Excess
		of Par		Foreign	Minimum	Derivative
	Capital	Value of	Retained	Currency	Pension	Instruments
	Stock	Stock	Earnings	Translation	Liability	and Other	Other	Total

YEAR ENDED DECEMBER 31, 2001
Balance at beginning of year	$19	$6,174	$17,884	$(3,103)	$(440)	$111	$(2,035)	$18,610
Comprehensive income/(loss)
Net loss			(5,453)					(5,453)
Foreign currency translation				(1,240)				(1,240)
Net loss on derivative instruments (net of tax of $592) (Note 16)				129		(1,228)		(1,099)
Minimum pension liability (net of tax of $3)					(5)			(5)
Net holding loss (net of tax of $74)						(137)		(137)

Comprehensive loss								(7,934)
Common Stock issued for employee benefit plans and other		(173)						(173)
ESOP loan and treasury stock							(788)	(788)
Cash dividends			(1,929)					(1,929)

Balance at end of year	$19	$6,001	$10,502	$(4,214)	$(445)	$(1,254)	$(2,823)	$7,786

YEAR ENDED DECEMBER 31, 2002
Balance at beginning of year	$19	$6,001	$10,502	$(4,214)	$(445)	$(1,254)	$(2,823)	$7,786
Comprehensive income/(loss)
Net loss			(980)					(980)
Foreign currency translation				2,938				2,938
Net gain on derivative instruments (net of tax of $822) (Note 16)				(15)		1,541		1,526
Minimum pension liability (net of tax of $2,870)					(5,331)			(5,331)
Net holding gain (net of tax of $134)						249		249

Comprehensive loss								(1,598)
Common Stock issued for employee benefit plans and other		(524)						(524)
Preferred Stock — Series B redemption		(57)	(120)					(177)
ESOP loan and treasury stock							846	846
Cash dividends			(743)					(743)

Balance at end of year	$19	$5,420	$8,659	$(1,291)	$(5,776)	$536	$(1,977)	$5,590

YEAR ENDED DECEMBER 31, 2003
Balance at beginning of year	$19	$5,420	$8,659	$(1,291)	$(5,776)	$536	$(1,977)	$5,590
Comprehensive income/(loss)
Net income			495					495
Foreign currency translation				3,075				3,075
Net gain on derivative instruments (net of tax of $430) (Note 16)				(191)		989		798
Minimum pension liability (net of tax of $1,208)					2,243			2,243
Net holding gain (net of tax of $1)						1		1

Comprehensive income								6,612
Common Stock issued for employee benefit plans and other		(46)						(46)
Treasury stock							228	228
Cash dividends			(733)					(733)

Balance at end of year	$19	$5,374	$8,421	$1,593	$(3,533)	$1,526	$(1,749)	$11,651

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS

NOTE 1. ACCOUNTING POLICIES

Principles of Presentation and Consolidation

      We present our financial statements on two bases: 1) sector basis for Automotive and Financial Services and 2) consolidated basis. We believe the additional information provided in the sector basis statements enable the reader to better understand the operating performance, financial position, cash flow and liquidity of our two very different businesses.

      Our financial statements include consolidated majority-owned subsidiaries. Effective July 1, 2003, our financial statements also include consolidated variable interest entities (“VIEs”) of which we are the primary beneficiary (see Note 13). Affiliates that we do not consolidate, but for which we have significant influence over operating and financial policies, are accounted for using the equity method.

      Prior period amounts in our sector financial statements, consolidated financial statements and notes have been reclassified to reflect discontinued/held-for-sale operations. In addition, certain amounts previously disclosed in our press release and current report on Form 8-K dated January 22, 2004 have been reclassified.

Cash and Cash Equivalents

      Cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short-term time deposits and government agency and corporate obligations, are classified as Cash and cash equivalents.

Use of Estimates

      The financial statements are prepared in conformity with generally accepted accounting principles in the United States. Management is required to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those assumptions. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the financial statements in the period that they are determined to be necessary.

Revenue Recognition — Automotive Sector

      Sales are generally recorded when products are shipped to customers (primarily dealers) and ownership is transferred. Sales to daily rental car companies with a guaranteed repurchase option are accounted for as operating leases. The lease revenue is recognized over the term of the lease and a gain or loss on the remaining residual value is recognized when the vehicles are sold at auction. The carrying value of these vehicles, included in other current assets, was $2.2 billion and $2.0 billion at December 31, 2003 and 2002, respectively.

      Investment income generated from investments in marketable securities and other miscellaneous receivables is reported as Interest income.

Revenue Recognition — Financial Services Sector

      Revenue from finance receivables, including interest, net of certain deferred loan origination costs that are included as a reduction of financing revenue, is recognized over the term of the receivable using the interest method. Revenue from operating leases, net of certain deferred origination costs, is recognized on a straight-line basis over the term of the lease. The accrual of interest on loans is discontinued at the time the loan is impaired. Subsequent amounts of interest collected are recognized in income only if full recovery of the remaining principal is probable. Interest supplements paid by the Automotive sector are recognized over the term of the receivable or operating lease.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

Marketing Incentives

      Automotive marketing incentives, including customer and dealer cash payments and costs for special financing and leasing programs (e.g., interest subsidies paid to the Financial Services sector), are recognized as revenue reductions and are accrued at the later of the date the related vehicle sales are recorded or the date the incentive program is both approved and communicated. In general, the amount of interest or lease subsidies paid is the difference between the amounts offered to retail customers and a market-based interest or lease rate. Costs for marketing incentives are based on assumptions regarding the number of vehicles that will have a specific incentive applied against them.

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

Selected Other Costs

      Freight costs are accrued at the time of sale and are included in cost of sales. Advertising and engineering, research and development costs are expensed as incurred and were as follows (in billions):

	2003	2002	2001

Advertising	$2.7	$2.9	$3.1
Engineering, research and development	7.5	7.7	7.3

Sale of Receivables

      Ford Credit sells finance receivables to special purpose entities in securitization transactions. The receivables are removed from our balance sheet at the time they are sold. Sales and transfers that do not meet the criteria for surrender of control are accounted for as borrowings. Receivables are considered sold when the receivables are transferred beyond the reach of our creditors, the transferee has the right to pledge or exchange the assets and we have surrendered control over the rights and obligations of the receivables.

      Gains or losses from the sale of finance receivables are recognized in the period the sale occurs based on the relative fair value of the portion sold and the portion allocated to retained interests. The retained interests are recorded at fair value estimated by discounting future cash flows using a rate that reflects the credit, interest and prepayment risks associated with similar types of instruments. Changes in fair value are recorded, net of tax, as Accumulated other comprehensive income/ (loss), a component of stockholders’ equity.

Foreign Currency Translation

      Results of operations and cash flows of foreign subsidiaries are, in most cases, translated to U.S. dollars at average-period currency exchange rates. Assets and liabilities are translated at end-of-period exchange rates.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

      Included in the statement of income is the impact of re-measuring assets and liabilities of foreign subsidiaries using U.S. dollars as their functional currency, gains and losses arising from transactions denominated in a currency other than the functional currency, and the results of our foreign currency hedging activities (Note 16). The net income effects of these adjustments were gains of $454 million, and losses of $19 million, and $315 million in 2003, 2002, and 2001 respectively.

      Translation adjustments related to foreign subsidiaries using the local currency as their functional currency are generally included in Accumulated other comprehensive income/(loss), a component of stockholders’ equity. Translation adjustments were a $2.9 billion increase in 2003, a $2.9 billion increase in 2002 and a $1.1 billion decrease in 2001.

Depreciation and Amortization of Property, Plant and Equipment

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

Impairment of Long-Lived Assets

      We test for impairment when events and circumstances warrant such a review. We evaluate the carrying value of long-lived assets for potential impairment on a regional operating business unit basis or at the individual asset level, if held for sale, using undiscounted after-tax estimated cash flows. An asset group is considered impaired when the anticipated separately identifiable cash flows from the asset group are less than the carrying value.

Stock Options

      Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation. Under the modified prospective method of adoption selected by the Company under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, stock-based employee compensation expense recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards from its original effective date. Results of prior years have not been restated.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 1. ACCOUNTING POLICIES — Continued

      The following table illustrates the effect on net income and earnings per share if the fair value method had been applied to all unvested outstanding stock option awards in each year (in millions):

	2003	2002	2001

Income/(loss) attributable to Common and Class B Stock after Preferred Stock dividends, as reported	$495	$(995)	$(5,468)
Add: Employee stock option expense included in reported net income, net of related tax effects	112	—	—
Deduct: Total employee stock option expense determined under fair value method for all awards, net of related tax effects	(112)	(179)	(162)

Pro forma net income/(loss)	$495	$(1,174)	$(5,630)

Amounts per share:
Basic — as reported	$0.27	$(0.55)	$(3.02)
Basic — pro forma	0.27	(0.65)	(3.11)
Diluted — as reported	$0.27	$(0.54)	$(3.02)
Diluted — pro forma	0.27	(0.64)	(3.11)

Transactions Between Automotive and Financial Services Sectors

      Intersector transactions occur in the ordinary course of business. The Company and Ford Motor Credit Company (“Ford Credit”) formally documented certain long-standing business practices in a 2001 agreement. Additional details on certain transactions and the effect on each sector’s balance sheet at December 31 is shown below (in billions):

	2003		2002

		Financial		Financial
	Automotive	Services	Automotive	Services

Finance receivables, net(a)		$2.9		$2.5
Net investment in operating leases(b)		4.1		4.0
Other assets(c)		1.2		1.5
Intersector non-current receivables/(payables)(d)	$(3.2)	3.2	$(4.8)	4.8
Intersector current receivables/(payables)(e)	(0.1)	0.1	1.1	(1.1)

(a)	Automotive receivables(generated primarily from vehicle and parts sales to third parties) sold to Ford Credit.

(b)	Primarily Automotive vehicles used by Hertz for rental ($3.2 billion in 2003 and $3.0 billion in 2002) and Ford Credit vehicles leased to employees of the Company ($0.9 billion in 2003 and $1.0 billion in 2002).

(c)	Primarily used vehicles purchased by Ford Credit on behalf of the Company pursuant to Automotive’s obligation to repurchase such vehicles from daily rental car companies, including Hertz. These vehicles are subsequently sold at auction by Ford Credit.

(d)	Primarily amounts due Ford Credit from Automotive under a tax sharing agreement.

(e)	Net result of all other transactions including receivables of Ford Credit from Automotive’s consolidated dealerships and a tax sharing agreement between Automotive and Hertz.

      Periodically, Ford Credit receives interest supplements and other support cost payments from Automotive for providing special vehicle financing for low-interest-rate marketing programs. Ford Credit records these transactions as revenue over the life of the contract. Amounts recorded as revenue by the Financial Services sector, and billed to the Automotive sector, were $3.5 billion in 2003, $3.7 billion in 2002, and $4.1 billion in 2001.

      The Automotive sector records the estimated costs for these sales incentive programs as described above under “Marketing Incentives”.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 2. INCOME TAXES

      Components of income taxes, excluding equity in net results of affiliated companies accounted for after-tax, are as follows:

	2003	2002	2001

Income/(loss) before income taxes (in millions):
U.S.	$(209)	$1,112	$(5,785)
Non-U.S.	1,496	(79)	(786)

Total	$1,287	$1,033	$(6,571)

Provision for income taxes (in millions):
Current:
Federal	$(149)	$(423)	$22
Non-U.S.	653	547	104
State and local	32	—	—

Total Current	536	124	126

Deferred:
Federal	(209)	224	(2,072)
Non-U.S.	(129)	(120)	(248)
State and local	(63)	73	98

Total Deferred	(401)	177	(2,222)

Total	$135	$301	$(2,096)

Reconciliation of effective tax rate:
U.S. statutory rate	35%	35%	35%
Non-U.S. income taxes	(2)	(3)	(2)
State and local income taxes	(2)	5	(1)
Deductible dividends	(4)	(8)	2
General business credits	(12)	(20)	2
Dispositions and restructurings	—	20	—
Other	(5)	—	(4)

Effective rate	10%	29%	32%

      Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns; however, the amount ultimately paid upon resolution of issues raised may differ materially from the amount accrued. No provision for deferred taxes has been made on $860 million of unremitted earnings (primarily prior to 1998) that are considered to be indefinitely invested in non-U.S. subsidiaries. Deferred taxes for these unremitted earnings are not practicable to estimate.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 2. INCOME TAXES (Continued)

      The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2003	2002

Deferred taxes at December 31:
Deferred tax assets
Employee benefit plans	$6,721	$8,219
Dealer and customer allowances and claims	3,177	3,132
Tax credit carryforwards	2,370	2,085
Other foreign deferred tax assets	2,012	2,135
Allowance for credit losses	1,930	1,886
All other	5,196	4,135

Total deferred tax assets	21,406	21,592
Deferred tax liabilities
Leasing transactions	7,956	8,418
Depreciation and amortization (excluding leasing transactions)	6,511	5,860
Finance receivables	2,953	2,837
All other	5,036	3,810

Total deferred tax liabilities	22,456	20,925

Net deferred tax assets/(liabilities)	$(1,050)	$667

      Operating loss carryforwards for tax purposes were $4.6 billion at December 31, 2003. A substantial portion of these losses has an indefinite carryforward period; the remaining losses will begin to expire in 2004. Tax credits available to offset future tax liabilities are $2.4 billion. A substantial portion has an indefinite carryforward period; the remainder begins to expire in 2005. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. Management believes that it is more likely than not that the deferred tax assets will be realized.

NOTE 3. DISCONTINUED AND HELD-FOR-SALE OPERATIONS

Automotive Sector

      The Automotive sector completed the sale of several of its non-core businesses initiated in 2002, including our former automotive recycling businesses in the United States and Canada and our electric vehicle business in Norway. Associated with these sales, we recorded after-tax net losses of $168 million in 2002 reflected in Loss on disposal of discontinued/held-for sale operations.

      During the fourth quarter of 2003, management committed to sell certain additional non-core Automotive sector businesses. We expect to sell or unwind these businesses during 2004 and have reported these businesses as held-for-sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods shown. We have recognized an after-tax charge of $99 million in 2003, on the anticipated loss on sale of these assets, reflected in Loss on disposal of discontinued/held-for-sale operations. This amount represents the difference between the anticipated selling price of these assets, less costs to sell them, and their recorded book value.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 3. DISCONTINUED AND HELD-FOR-SALE OPERATIONS (Continued)

      The operating results of the discontinued and held-for-sale Automotive operations are as follows (in millions):

	2003	2002	2001

Sales	$214	$393	$316

Income/(loss) before income taxes	$(16)	$(146)	$(175)
Provision for/(benefit from) income taxes	(5)	(51)	(60)

Net income/(loss) from discontinued/held-for-sale operations	$(11)	$(95)	$(115)

      At December 31, 2003 and 2002, inventories associated with discontinued and held-for-sale operations totaled $2 million and $52 million, respectively. At December 31, 2003 and 2002, net property of the entities totaled $8 million and $40 million, respectively.

Financial Services Sector

      The Financial Services sector completed the sale, initiated in 2002, of its all-makes vehicle fleet leasing operations in Europe, New Zealand and Australia. We recognized an after-tax charge of $31 million in 2002, reflected in Loss on disposal of discontinued/held-for-sale operations. This amount represents the difference between the selling price of these assets, less costs to sell them, and their recorded book value.

      During the fourth quarter of 2003, management committed to a plan to sell a wholly-owned subsidiary in the U.S. that offers full service car and truck leasing. We expect to complete the sale of this business during 2004 and have reported this business as held-for-sale under SFAS No. 144 for all periods shown. We recognized an after-tax charge of $55 million in 2003 on the anticipated loss on sale of these assets, reflected in Loss on disposal of discontinued/held-for-sale operations. This amount represents the difference between the anticipated selling price of these assets, less costs to sell them, and their recorded book value.

      The operating results of the discontinued and held-for-sale Financial Services operations are as follows (in millions):

	2003	2002	2001

Revenues	$95	$293	$254

Income/(loss) before income taxes	$4	$41	$14
Provision for/(benefit from) income taxes	1	8	5

Net income/(loss) from discontinued/held-for-sale operations	$3	$33	$9

NOTE 4.	MARKETABLE, LOANED AND OTHER SECURITIES

      Trading securities are recorded at fair value with unrealized gains and losses included in income. Available-for-sale securities are recorded at fair value with net unrealized holding gains and losses reported, net of tax, in Accumulated other comprehensive income. Held-to-maturity securities are recorded at amortized cost. Realized gains and losses are accounted for using the specific identification method.

      The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Equity securities that do not have readily determinable fair values are recorded at cost. Book value approximates fair value for all securities.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 4.	MARKETABLE, LOANED AND OTHER SECURITIES (Continued)

      Expected maturities of debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

      On October 2, 2002, we purchased ¥ 20 billion (equivalent of U.S. $164 million) aggregate principal amount of convertible bonds issued by Mazda Motor Corporation. The bonds are accounted for as an available-for-sale security and included in Equity in net assets of affiliated companies. As of December 31, 2003 and 2002, these bonds had a fair value of $210 million and $161 million, respectively.

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

      Investments in marketable and loaned securities at December 31 were as follows (in millions):

	2003				2002

		Unrealized				Unrealized
	Amortized			Book/Fair	Amortized			Book/Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Automotive
Trading	$14,502	$69	$4	$14,567	$15,725	$145	$1	$15,869
Available-for-sale:
Corporate debt	1,850	10	11	1,849	1,576	21	2	1,595

Total	$16,352	$79	$15	$16,416	$17,301	$166	$3	$17,464

Financial Services
Trading	$501	$—	$—	$501	$143	$—	$—	$143
Available-for-sale:
U.S. government and agency	113	3	1	115	163	9	—	172
Municipal	13	—	—	13	1	—	—	1
Government — non U.S.	65	4	—	69	20	—	—	20
Corporate debt	156	5	—	161	172	10	—	182
Mortgage-backed	177	5	1	181	215	9	—	224
Equity	47	31	3	75	46	20	7	59

Total	571	48	5	614	617	48	7	658
Held-to-maturity:
U.S. government	8	—	—	8	6	—	—	6

Total	$1,080	$48	$5	$1,123	$766	$48	$7	$807

      The proceeds and gains/(losses) from sales of available-for-sale securities were as follows (in millions):

	Proceeds			Gains/(Losses)

	2003	2002	2001	2003	2002	2001

Automotive	$8,673	$3,445	$12,489	$9	$24	$47
Financial Services	703	479	745	14	6	11

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 4.	MARKETABLE, LOANED AND OTHER SECURITIES (Continued)

      The amortized cost and fair value of investments in available-for-sale and held-to-maturity securities by contractual maturity for Automotive and Financial Service sectors were as follows (in millions):

	2003				2002

	Available-for-Sale		Held-to-Maturity		Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair	Amortized	Fair	Amortized	Fair
Contractual Maturity	Cost	Value	Cost	Value	Cost	Value	Cost	Value

Automotive
1 year	$257	$258	$—	$—	$291	$294	$—	$—
2-5 years	1,231	1,227	—	—	993	1,004	—	—
6-10 years	188	188	—	—	169	172	—	—
11 years and later	174	176	—	—	123	125	—	—

Total	$1,850	$1,849	$—	$—	$1,576	$1,595	$—	$—

Financial Services
1 year	$50	$51	$—	$—	$6	$6	$—	$—
2-5 years	146	149	6	6	167	173	3	3
6-10 years	88	93	—	—	97	103	1	1
11 years and later	63	65	2	2	85	93	2	2
Mortgage-backed securities	177	181	—	—	216	224	—	—
Equity securities	47	75	—	—	46	59	—	—

Total	$571	$614	$8	$8	$617	$658	$6	$6

NOTE 5.	INVENTORIES — AUTOMOTIVE SECTOR

      Inventories at December 31 were as follows (in millions):

	2003	2002

Raw materials, work-in-process and supplies	$3,842	$3,174
Finished products	6,335	4,760

Total inventories at FIFO	10,177	7,934
Less LIFO adjustment	(996)	(957)

Total inventories	$9,181	$6,977

      Inventories are stated at lower of cost or market. About one-third of inventories were determined under the last-in, first-out method.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 6. NET PROPERTY AND RELATED EXPENSES — AUTOMOTIVE SECTOR

      Net property at December 31 was as follows (in millions):

	Average
	Depreciable
	Life (Years)	2003	2002

Land		$675	$598
Buildings and land improvements	30	12,204	10,337
Machinery, equipment and other	14	44,582	39,358
Construction in progress		2,652	2,688

Total land, plant and equipment		60,113	52,981
Accumulated depreciation		(30,112)	(26,568)

Net land, plant and equipment		30,001	26,413
Special tools, net of amortization	5	11,992	9,939

Net property		$41,993	$36,352

      Property-related expenses were as follows (in millions):

	2003	2002	2001

Depreciation	$2,814	$2,435	$5,287
Amortization of special tools	2,658	2,461	3,265

Total	$5,472	$4,896	$8,552	*

Maintenance and rearrangement	$1,791	$1,962	$2,035

*	Includes impairment charges of $3,555 million in 2001 (see Note 18).

NOTE 7. GOODWILL AND OTHER INTANGIBLES

      Effective January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates amortization of goodwill and certain other intangible assets and requires annual testing for impairment (comparison of estimated fair value to carrying value). In 2002, after-tax, non-cash transition charges were taken of $708 million in the Automotive sector, primarily relating to the impairment of goodwill in Kwik-fit, our former all-makes European vehicle repair business, and $294 million in the Financial Services sector, related to the impairment of goodwill in Hertz’ industrial and construction equipment rental business. We perform annual testing in the second quarter to determine if any impairment has occurred. No impairment resulted from our annual test in the second quarter of 2003.

      Changes in the carrying amount of goodwill are as follows (in millions):

			Financial
	Automotive Sector		Services Sector

	Americas	International	Ford Credit	Hertz

Beginning balance, December 31, 2002	$168	$4,551	$126	$623
Exchange translation/ other	6	653	3	17

Ending balance, December 31, 2003	$174	$5,204	$129	$640

      In addition, included within Equity in net assets of affiliated companies was goodwill of $390 million at December 31, 2003.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 7. GOODWILL AND OTHER INTANGIBLES (Continued)

      The components of identifiable intangible assets are as follows as of December 31, 2003 (in millions):

	Automotive Sector		Financial Services Sector

	Amortizable	Non-amortizable	Amortizable	Non-amortizable

Gross carrying amount	$529	$449	$92	$189
Less: accumulated amortization	(102)	—	(42)	—

Net intangible assets	$427	$449	$50	$189

      Pre-tax amortization expense related to these intangible assets for the years ended December 31, 2003 and 2002 was $35 million and $40 million, respectively. Intangible asset amortization is forecasted to range from $25 to $35 million per year for the next five years.

      If SFAS No. 142 had been in effect for the year ended December 31, 2001, our earnings would have been improved due to reduced amortization, as described below (in millions):

	Net	Basic	Diluted
	Income/	Amounts	Amounts
	(Loss)	Per Share	Per Share

Income/(loss) attributable to Common and Class B Stock after Preferred Stock dividends, as reported	$(5,453)	$(3.02)	$(3.02)
Add: amortization, after-tax	259 *	0.14	0.14

Pro forma net income/(loss)	$(5,194)	$(2.88)	$(2.88)

*	$227 million Automotive and $32 million Financial Services.

NOTE 8. FINANCE RECEIVABLES — FINANCIAL SERVICES SECTOR

      Net finance receivables at December 31 were as follows (in millions):

	2003	2002

Retail	$80,973	$71,479
Wholesale	22,910	16,827
Other finance receivables	9,115	11,054

Total finance receivables	112,998	99,360
Allowance for credit losses	(2,436)	(2,667)
Other	331	314

Net finance and other receivables	$110,893	$97,007

      Finance receivables that originated outside the U.S. were $45.7 billion and $42.0 billion at December 31, 2003 and 2002, respectively. Other finance receivables consisted primarily of real estate, commercial and other collateralized loans and accrued interest. Included in wholesale and other finance receivables at December 31, 2003 and 2002 were $2.9 billion and $2.5 billion, respectively, of accounts receivable purchased by certain Financial Services sector operations from Automotive sector operations.

      Future maturities, exclusive of the effects of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, of total finance receivables including minimum lease rentals are as follows (in billions): 2004 — $61.9; 2005 — $22.9; 2006 — $12.6; thereafter — $12.0. Experience indicates that a substantial portion of the portfolio generally is repaid before the contractual maturity dates.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 8. FINANCE RECEIVABLES — FINANCIAL SERVICES SECTOR (Continued)

      Finance receivables subject to fair value at December 31, 2003 and 2002 were $102.9 billion and $88.3 billion, respectively. The fair value of these finance receivables at December 31, 2003 and 2002 was $103.9 billion and $89.9 billion, respectively.

      Included in retail receivables above are investments in direct financing leases. The net investment at December 31 was as follows (in millions):

	2003	2002

Total minimum lease rentals to be received	$5,532	$5,660
Less: Unearned income	(972)	(1,048)
Loan origination costs	42	37
Estimated residual values	4,017	3,689
Less: Allowance for credit losses	(139)	(77)

Net investment in direct financing leases	$8,480	$8,261

      The investment in direct financing leases relates to the leasing of vehicles, various types of transportation and other equipment and facilities. Future maturities of minimum lease rentals, as included above, are as follows (in billions): 2004 — $2.1; 2005 — $1.7; 2006 — $1.2; thereafter — $0.5 billion.

      The Financial Services sector sold receivables in off-balance sheet securitizations and whole-loan transactions and retained servicing rights. In off-balance sheet securitizations, we retain interests in the sold receivables, and with respect to subordinated retained interests, we have credit risk. At December 31, 2003, outstanding sold receivables were as follows (in billions):

2003

Ford Credit — outstanding sold receivables
Off-balance sheet securitizations	$49.4
Whole-loan sale transactions	7.3

Total	$56.7

      Retained interests in sold receivables were as follows (in millions):

	2003	2002

Wholesale receivables sold to securitization entities	$9,249	$12,454
Subordinated securities	1,568	2,845
Interest-only strips	1,169	1,696
Senior securities	520	—
Restricted cash held for the benefit of securitization entities	511	623

Total	$13,017	$17,618

      Most of the retained interests in sold wholesale receivables represents our undivided interest in wholesale receivables that are available to support the issuance of additional securities by the securitization entity ($8.0 billion and $11.4 billion as of December 31, 2003 and 2002, respectively); the balance represents credit enhancements. Interest-only strips represent the right to receive collections on the sold finance receivables in excess of amounts needed by the securitization entities to pay interest and principal to investors, servicing fees and other required payments. Investments in subordinated securities and restricted cash are senior to interest-only strips.

      Ford Credit uses a special purpose trust (“FCAR”), as a source of funds for its operations. FCAR’s activities are limited to issuing asset-backed commercial paper and other securities and

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 8. FINANCE RECEIVABLES — FINANCIAL SERVICES SECTOR (Continued)

buying highly-rated asset-backed securities issued by securitization special purpose entities (“SPEs”) sponsored by Ford Credit.

      In the second quarter of 2003, Ford Credit purchased a portion of equity interests in FCAR from unaffiliated parties. As a result of this transaction, FCAR’s assets, liabilities and results of operations were consolidated into Ford Credit’s financial statements. In addition, the consolidation of FCAR also caused certain of the Ford Credit-sponsored securitization SPEs that sell asset-backed securities to FCAR to lose their status as qualifying SPEs under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Consequently, the receivables previously sold by us to these SPEs were deemed to be reacquired (“reacquired receivables”) by us in accordance with SFAS No. 140 requirements and were consolidated in the second quarter at fair value. Following the consolidation of FCAR, most sales of receivables to Ford Credit-sponsored SPEs that sell asset-back securities to FCAR will not qualify as an accounting sale and will be reported on-balance sheet.

      The consolidation of FCAR and related securitization SPEs for financial reporting purposes did not change the bankruptcy-remote status of FCAR or the Ford Credit-sponsored securitization SPEs. The accounting consolidation did not have a material impact on Ford Credit’s earnings, back-up credit facilities, unsecured debt funding programs or other securitization programs. No gain or loss was recorded upon consolidation.

      At December 31, 2003, about $14.3 billion of retail installment receivables reported on our balance sheet have been sold for legal purposes to Ford Credit-sponsored securitization SPEs that sell asset-backed securities to FCAR and are available only to pay securitization investors and other participants and are not available to pay the obligations of Ford Credit or the claims of Ford Credit’s creditors. These finance receivables supported $9.0 billion of asset-backed commercial paper issued by FCAR, which is payable solely out of collections on these receivables and is not the legal obligation of Ford Credit. At December 31, 2003, FCAR had capacity to issue externally an additional $3.9 billion of asset-backed commercial paper, based on the existing amount of retail installment receivables that supported this program.

NOTE 9. NET INVESTMENT IN OPERATING LEASES — FINANCIAL SERVICES SECTOR

      The net investment in operating leases at December 31 was as follows (in millions):

	2003	2002

Vehicles and other equipment, at cost	$44,098	$53,287
Accumulated depreciation	(11,615)	(12,999)
Allowances for credit losses	(624)	(561)

Net investment in operating leases	$31,859	$39,727

      Minimum rentals on operating leases are contractually due as follows: 2004 — $5.9 billion; 2005 — $4.0 billion; 2006 — $2.1 billion; 2007 — $656 million; 2008 — $214 million; thereafter — $464 million.

      Assets subject to operating leases are depreciated primarily on the straight-line method over the term of the lease to reduce the asset to its estimated residual value. Estimated residual values are based on assumptions for used vehicle prices at lease termination and the number of vehicles that are expected to be returned. Operating lease depreciation expense (which includes gains and losses on disposal of assets) was $8.5 billion in 2003, $9.9 billion in 2002, and $9.9 billion in 2001.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 10. ALLOWANCE FOR CREDIT LOSSES — FINANCIAL SERVICES SECTOR

      The allowance for credit losses is our estimate of probable credit losses related to impaired receivables and operating leases as of the date of the financial statements. This allowance is based on factors including historical credit loss trends, the credit quality of our present portfolio, trends in historical and projected used vehicle values and general economic measures. Additions to the allowance for credit losses are made by recording charges to the provision for credit losses on our income statement. In general, finance receivables and lease investments are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses.

      Changes in the allowance for credit losses for finance receivables, investment in direct financing leases and investment in operating leases were as follows (in millions):

	2003	2002	2001

Beginning balance	$3,228	$2,806	$1,684
Provision for credit losses	2,038	3,000	3,397
Total charge-offs and recoveries:
Charge-offs	(2,581)	(2,878)	(2,524)
Recoveries	494	486	375

Net losses	(2,087)	(2,392)	(2,149)
Other changes, principally amounts related to finance receivables sold and translation adjustment	(119)	(186)	(126)

Ending balance	$3,060	$3,228	$2,806

NOTE 11. LIABILITIES — AUTOMOTIVE SECTOR (IN MILLIONS)

	2003	2002

Accrued Liabilities (Current)
Dealer and customer allowances and claims	$16,098	$14,165
Deferred income taxes	2,996	2,614
Deferred revenue	2,587	2,423
Accrued interest	1,814	1,705
Employee benefit plans	1,732	1,360
Postretirement benefits other than pensions	1,397	1,302
Other	5,547	4,046

Total accrued liabilities	$32,171	$27,615

Other Liabilities (Non-current)
Postretirement benefits other than pensions	$17,136	$16,344
Unfunded pension obligation	9,579	12,818
Dealer and customer allowances and claims	9,097	9,125
Employee benefit plans	5,189	4,137
Other	4,103	4,463

Total other liabilities	$45,104	$46,887

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 12. DEBT AND COMMITMENTS

      Automotive and Financial Services debt as of December 31 was as follows (in millions):

	Automotive				Financial Services

	Weighted				Weighted
	Average				Average
	Rate(a)		Amount		Rate(a)		Amount

	2003	2002	2003	2002	2003	2002	2003	2002

Debt payable within one year
Short-term			$608	$432			$1,238	$1,083
Commercial paper			—	—			17,295	9,663
Other short-term			—	—			9,234	7,534

Total short-term debt	5.3%	6.8%	608	432	2.1%	4.3%	27,767	18,280
Long-term payable within one year
Senior indebtedness			510	119			30,480	23,249
Subordinated indebtedness	9.0%	—	688	—	—	—	—	—

Total debt payable within one year			1,806	551			58,247	41,529
Long-term debt
Senior indebtedness
Notes and bank debt	7.0%	7.6%	13,832	13,607	4.3%	4.8%	99,987	105,770
Unamortized discount			—	—			(66)	(88)

Total senior indebtedness			13,832	13,607			99,921	105,682
Subordinated indebtedness	6.5%	—	5,155	—	9.4%	9.4%	843	843

Total long-term debt			18,987	13,607			100,764	106,525

Total debt			$20,793	$14,158			$159,011	$148,054

Fair value(b)			$19,847	$12,516			$162,635	$151,576

							Maturity
						There-	Average
	2004	2005	2006	2007	2008	After	(Years)

Long-term debt maturities
Automotive	$1,198	$434	$459	$226	$363	$17,505	26
Financial Services	30,480	30,987	20,487	11,843	6,266	31,181	3

(a)	Includes the effect of interest rate swaps.

(b)	Based on quoted market prices or current rates for similar debt with the same remaining maturities.

Subordinated Indebtedness

      At December 31, 2003, Ford Motor Company Capital Trust, a subsidiary trust (“Trust I”), had outstanding 9% Trust Originated Preferred Securities with an aggregate liquidation preference of $632 million (the “Preferred Securities”). The sole assets of the Trust were $651 million aggregate principal amount of Ford Motor Company 9% Junior Subordinated Debentures due December 2025 (the “Debentures”). On January 2, 2004, we redeemed the Debentures, which reduced our subordinated debt included in Debt payable within one year by $688 million. The redemption of the Debentures resulted in the simultaneous mandatory redemption by Trust I of the Preferred Securities at $25 per share plus accrued and unpaid distributions.

      Ford Motor Company Capital Trust II, a subsidiary trust (“Trust II”), has outstanding 6.50% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $5 billion (the “Trust II Preferred Securities”). The sole assets of Trust II are $5,155 million principal amount of 6.50% Junior Subordinated Debentures due 2032 of Ford Motor Company (the

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 12. DEBT AND COMMITMENTS (Continued)

“Subordinated Debentures”). At our option, we may redeem the Subordinated Debentures, in whole or in part, on or after January 15, 2007. To the extent we redeem the Subordinated Debentures or upon the maturity of the Subordinated Debentures, Trust II is required to redeem the Trust II Preferred Securities at $50 per share plus accrued and unpaid distributions. We guarantee the payment of all distribution and other payments of the Trust II Preferred Securities to the extent not paid by Trust II, but only if and to the extent we have made a payment of interest or principal on the Subordinated Debentures.

Credit Facilities*

Automotive Sector

      At December 31, 2003, the Automotive sector had $7.0 billion of contractually committed credit agreements with various banks of which $6.9 billion were available for use. Ninety-two percent of the total facilities are committed through June 30, 2008. Of the $7.0 billion, $6.8 billion constitute global credit facilities and may be used, at Ford’s option, by any of its direct or indirect majority-owned subsidiaries on a guaranteed basis. Ford also has the ability to transfer, on a non-guaranteed basis, $2.5 billion of such global credit facilities to Ford Credit and $543 million to FCE Bank plc. (“FCE”), Ford Credit’s European operation. All of the global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers that would limit our ability to borrow).

Financial Services Sector

      For additional funding and to maintain liquidity, Ford Credit and its majority-owned subsidiaries (including FCE) have contractually committed credit facilities with financial institutions that totaled approximately $7.7 billion at December 31, 2003, including $3.3 billion and $3.2 billion of global credit facilities at Ford Credit and FCE, respectively and $1.2 billion of non-global credit facilities with varying terms and conditions that support local financing needs. Approximately $1.0 billion of the total facilities were in use at December 31, 2003. Forty-seven percent of these facilities are committed through June 30, 2008. The global credit facilities may be used, at Ford Credit’s or FCE’s option, by any of their direct or indirect majority-owned subsidiaries. Ford Credit or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers that would limit our ability to borrow).

      Additionally, at December 31, 2003, banks provided $18.6 billion of contractually committed liquidity facilities supporting two asset-backed commercial paper programs; $18.2 billion support Ford Credit’s FCAR program and $425 million support Ford Credit’s Motown NotesSM Program.

      In addition, Ford Credit also has entered into agreements with several bank-sponsored, commercial paper issuers under which such issuers in the aggregate are contractually committed to purchase from Ford Credit, at Ford Credit’s option, up to $12.8 billion of receivables. The agreements have varying maturity dates between June 24, 2004 and October 29, 2004. As of December 31, 2003, approximately $4.4 billion of these commitments have been used. These agreements do not contain restrictive financial covenants (for example, debt-to-equity limitations or minimum net worth requirements) or material adverse change clauses that would relieve the bank-sponsored asset-backed commercial paper issuer of its obligation to purchase receivables, but do contain provisions that could terminate the unused portion of those commitments if the performance

*	Credit facilities of our Variable Interest Entities are excluded as we do not control their use.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 12. DEBT AND COMMITMENTS (Continued)

of the sold receivables deteriorates beyond specified levels. None of these arrangements may be terminated based on a change in Ford Credit’s credit rating.

      At December 31, 2003, Hertz had committed credit facilities totaling $2.8 billion. Of this amount, $1.3 billion represented global and other committed credit facilities ($810 million of which are available through June 30, 2008 and $488 million of which have various maturities of up to four years); $500 million consisted of a revolving credit line provided by Ford, which currently expires in June 2005; $215 million consisted of asset-backed Letters of Credit, and $814 million consisted of 364-day asset-backed commercial paper facilities.

NOTE 13. VARIABLE INTEREST ENTITIES

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. A Variable Interest Entity (“VIE”) does not share economic risk and rewards through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that the Company is not required to consolidate but in which it has a significant variable interest.

      Effective July 1, 2003, we adopted FIN 46 for VIEs formed prior to February 1, 2003. As a result of consolidating the VIEs of which we are the primary beneficiary, in the third quarter of 2003, we recognized a non-cash charge of $264 million as the Cumulative effect of change in accounting principle in our statement of income. The charge represented the difference between the fair value of the assets, liabilities and minority interests recorded upon consolidation and the carrying value of the investments. Recorded assets excluded goodwill in accordance with FIN 46.

      The liabilities recognized as a result of consolidating the VIEs do not represent additional claims on our general assets, rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in our December 31, 2003 balance sheet are $3.4 billion of VIE assets.

Automotive Sector

VIEs of which we are the primary beneficiary:

      As of July 1, 2003, the Automotive sector consolidated certain joint ventures determined to be VIEs, which we have invested in and contracted with to manufacture and/or assemble vehicles and/or components. The activities with these joint ventures include purchasing substantially all of the joint ventures’ output under a cost plus margin arrangement and/or volume dependent pricing. Described below are the most significant of the VIEs that were consolidated.

      Ford Otosan (“Otosan”) is a joint venture in Turkey with Ford (41% partner), the Koc Group of Turkey (41% partner) and public investors (18%). Otosan is the single assembly supplier of the new Ford Transit Connect and an assembly supplier of the Ford Transit van.

      Getrag Ford Transmissions GmbH (“GFT”) is a 50/50 joint venture with Getrag Deutsche Venture GmbH & Co. Kg i.G., a German company, to which we transferred our European manual

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 13. VARIABLE INTEREST ENTITIES (Continued)

transmission operations in Halewood, England, Cologne, Germany and Bordeaux, France. GFT is the primary supplier of manual transmissions for use in our European vehicles.

      ZF Transmission Technologies L.L.C. is a company jointly owned between Ford (49%) and ZF Friedrichshafen Germany (“ZF”) (51%). At December 31, 2003, this company owned automatic transmission intellectual property and an automatic transmission plant in Batavia, Ohio (ZF Batavia, LLC). The Batavia, Ohio plant produces both a front wheel drive continuously variable transmission (“CVT”) and a front wheel drive 4-speed automatic transmission for use in certain of our vehicles sold in North America and Europe. On February 3, 2004, Ford acquired 100% ownership of ZF Batavia, LLC (renamed Batavia Transmissions, LLC). Ford and ZF will maintain their joint ownership of ZF Transmission Technologies, LLC, which will concentrate on future CVT product development.

      Tekfor Cologne Gmbh (“Tekfor”) is a 50/50 joint venture with Neumayer Holdings GmbH, a German company, to which we transferred our Cologne forging operations. Tekfor produces transmission and chassis components for use in our vehicles. Tekfor was formed and consolidated in the second quarter of 2003.

      We hold equity interests in certain Ford and/or Lincoln Mercury dealerships. As of July 1, 2003, we consolidated a portfolio of approximately 160 dealerships that are part of our Dealer Development program. The program’s purpose is to facilitate the establishment of independent franchised dealers by allowing a participating dealership operator to become the sole owner of a Ford and/or Lincoln Mercury dealership corporation by purchasing equity from Ford using the operator’s share of dealership net profits. We supply and finance the majority of vehicles and parts to these dealerships and the operators have a contract to buy Ford’s equity interest over a period of time.

VIEs of which we are not the primary beneficiary:

      At December 31, 2003, Ford had investments in two subsidiary trusts, Ford Motor Company Capital Trust I (“Trust I”) and Ford Motor Company Capital Trust II (“Trust II”) that are VIEs of which Ford is not the primary beneficiary. Prior to July 1, 2003, Trust I and Trust II were consolidated in our financial statements and the preferred securities of Trust I and Trust II were presented as Company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of the Company on our balance sheet. Effective July 1, 2003, we deconsolidated Trust I and Trust II. Our obligation to Trust I is presented as Dept payable within one year and our obligation to Trust II is presented as Subordinated debt on our balance sheet. For further discussions of our obligations to Trust I and Trust II, see Notes 12 and 14.

      Ford has several investments in other joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure (approximately $104 million at December 31, 2003) to any potential losses, should they occur, associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.

Financial Services Sector

      FCAR is considered a VIE under FIN 46 and has been consolidated. See Note 8 for a description of FCAR.

      Ford Credit has investments in certain joint ventures deemed to be VIEs of which it is not the primary beneficiary. The risks and rewards associated with Ford Credit’s interests in these entities are based primarily on ownership percentages. Ford Credit’s maximum exposure (approximately

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 13. VARIABLE INTEREST ENTITIES (Continued)

$125 million at December 31, 2003) to any potential losses, should they occur, associated with these VIEs is limited to its equity investments.

      We also sell receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank and are not consolidated by us. At December 31, 2003, these SPEs held about $5.5 billion of retail installment sale contracts previously owned by us.

NOTE 14. CAPITAL STOCK AND AMOUNTS PER SHARE

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

      As discussed in Note 12, Trust II Preferred Securities with an aggregate liquidation preference of $5 billion are outstanding. At the option of the holder, each Preferred Security is convertible, at any time on or before January 15, 2032, into shares of Ford Common Stock at a rate of 2.8249 shares for each Preferred Security (equivalent to a conversion price of $17.70 per share). Conversion of all shares of such securities would result in the issuance of 282.5 million shares of Ford Common Stock.

      Changes to the number of shares of capital stock issued were as follows (shares in millions):

	Common	Class B
	Stock	Stock	Preferred

Issued at December 31, 2001	1,837	71	0.004
2002 — Series B Redemption	—	—	(0.004)

Issued at December 31, 2002 and 2003	1,837	71	0.000

Authorized at December 31, 2002 and 2003	6,000	530	30

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 14. CAPITAL STOCK AND AMOUNTS PER SHARE (Continued)

Amounts Per Share of Common and Class B Stock

      The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options and convertible securities, considered to be potentially dilutive. Basic and diluted income/(loss) per share were calculated using the following number of shares (in millions):

	2003		2002	2001

Diluted Income/(Loss)
Income/(loss) from continuing operations	$921		$283	$(5,347)
Less: Preferred Stock dividends	—		(15)	(15)

Income/(loss) from continuing operations attributable to Common and Class B Stock	$921		$268	$(5,362)

Diluted Shares
Average shares outstanding	1,832		1,819	1,820
Issuable and uncommitted ESOP shares	(2)		(1)	(9)

Basic shares	1,830		1,818	1,811
Reverse antidilutive contingently issuable shares included above	—		—	(1)
Net dilutive effect of options	13		11	— (a)
Convertible preferred securities	—	(b)	— (b)	—

Diluted shares	1,843		1,829	1,810

Not included in calculation of diluted earnings per share due to their antidilutive effect:

(a)	30 million potential shares related to options in 2001.

(b)	282 million shares related to convertible preferred securities in 2003 and 2002.

NOTE 15. STOCK OPTIONS

      We have stock options outstanding under two Long-term Incentive Plans (“LTIP”), the 1990 LTIP and the 1998 LTIP. No further grants may be made under the 1990 LTIP and all outstanding options are exercisable. Grants may be made under the 1998 LTIP through April 2008. All outstanding options under the 1990 LTIP continue to be governed by the terms and conditions of the existing option agreements for those grants. Under the 1998 LTIP, 33% of the options are generally exercisable after the first anniversary of the date of grant, 66% after the second anniversary, and 100% after the third anniversary. Stock options expire ten years from the grant date and, beginning in 2003, are expensed. Additionally, we have outstanding performance stock rights, restricted stock units, restricted stock grants and equivalents, and stock appreciation rights.

      Under the 1998 LTIP, 2% of our issued common stock as of December 31 becomes available for granting plan awards in the succeeding calendar year. Any unused portion is available for later years. The limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years. At December 31, 2003, the number of unused shares carried forward aggregated to 36.2 million shares.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 15. STOCK OPTIONS (Continued)

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
Stock Option Activity (in millions)	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	212.9	$20.88	172.1	$22.01	153.7	$19.16
Granted	31.3	7.93	50.6	16.29	35.3	30.49
Exercised(a)	(4.2)	11.06	(4.3)	7.63	(14.0)	12.07
Terminated/ expired or surrendered	(5.3)	19.90	(5.5)	24.37	(2.9)	25.91

Outstanding, end of year	234.7	19.34	212.9	20.88	172.1	22.01

Exercisable, end of year	161.7	21.44	134.0	21.02	113.2	18.74

(a)	Exercised at option prices ranging from $10.99 to $13.54 during 2003, $7.09 to $12.53 during 2002, and $5.75 to $26.59 during 2001.

     Details on various stock option exercise price ranges are as follows:

	Outstanding Options			Exercisable Options

		Weighted-	Weighted-		Weighted-
	Shares	Average Life	Average	Shares	Average
Range of Exercise Prices	(millions)	(years)	Exercise Price	(millions)	Exercise Price

$ 7.09 - $10.58	33.7	9.2	$8.10	1.2	$9.75
10.62 - 15.81	51.9	2.7	12.40	48.9	12.25
15.91 - 23.88	91.5	6.5	20.11	64.5	21.45
23.97 - 35.79	56.9	6.2	30.88	46.4	31.13
41.03 - 42.52	0.7	4.3	41.42	0.7	41.42

Total options	234.7			161.7

      The estimated fair value of stock options at the time of grant using the Black-Scholes option pricing model was as follows:

	2003	2002	2001*

Fair value per option	$2.07	$5.76	$7.86
Assumptions:
Annualized dividend yield	5.1%	2.5%	4.0%
Expected volatility	39.3%	35.0%	32.7%
Risk-free interest rate	3.7%	5.1%	4.9%
Expected option term (in years)	7	7	6

*	Previously disclosed values adjusted to conform with SFAS 123 requirements.

     See Note 1 for a discussion of the impact on earnings of our adoption of SFAS No. 123 in respect to stock option awards, effective January 1, 2003.

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS

      We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on our balance sheet, including embedded derivatives.

      Our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices and interest rates. The objective of our risk management program is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on derivatives

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

used to hedge them. We have comprehensive hedge documentation that defines the hedging objectives, practices, procedures, and accounting treatment. Our hedging program and our derivative positions and strategy are reviewed on a regular basis by our management. In addition, we have entered into agreements that allow us to settle positive and negative positions with the same counterparty on a net basis.

      Derivative positions are used only to manage identified exposures. We have elected to apply hedge accounting to a portion of our derivatives. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time they are designated as well as throughout the hedge period. Some derivatives do not qualify for hedge accounting under SFAS No. 133; for others, we elect not to apply hedge accounting treatment. For both of these, the mark to fair value is reported currently through earnings.

Automotive Sector

      Adjustments to pre-tax income as a result of the ineffectiveness in our SFAS No. 133 designated hedges and our non-designated hedges, for the years ended December 31, were a gain of $237 million in 2003 and a loss of $437 million in 2002.

Cash Flow Hedges

      We use forwards and options contracts, which qualify as cash flow hedges to manage our exposure to foreign currency exchange and commodity price risks. The effective portion of changes in the fair value of cash flow hedges is deferred in Accumulated Other Comprehensive Income (“OCI”) and is recognized in Cost of sales when the hedged item affects earnings. We have excluded a time value component of derivatives on certain commodity hedges from the measurement of effectiveness. The amount of the excluded component was not significant in 2003 and 2002.

      Derivatives used to manage financial exposures for foreign exchange and commodity price risks generally mature within three years or less, with a maximum maturity of five years. Cash flow hedges are discontinued when it is probable that the original forecasted transaction will not occur. Due to the change in contractual commitments and the discontinuation of hedges on certain foreign currency related debt, we recognized a net gain of $38 million in Cost of sales during 2003. The impact to earnings associated with hedge ineffectiveness from cash flow hedges was recorded in Cost of sales as a loss of $2 million in 2003 and a gain of $7 million in 2002.

Net Investment Hedges

      We use designated foreign currency forward exchange contracts to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities. The change in the value of these derivatives is recorded in OCI as a foreign currency translation adjustment. The ineffectiveness related to net investment hedges is recorded in Cost of sales. Gains of $95 million and of $97 million were recorded in 2003 and 2002, respectively.

Other Derivative Instruments

      In accordance with corporate risk management policies, we use derivatives, such as forward contracts and options that economically hedge certain exposures. As previously stated, in certain instances we elect not to apply hedge accounting, which results in recording in income on a quarterly basis, the change in fair value of the derivative. Both the unrealized and realized gains and losses on derivatives that economically hedge commodity and foreign exchange exposures are

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

reported in Cost of Sales. The impact to earnings associated with non-designated hedges was a gain of $106 million in 2003 and a loss of $541 million in 2002.

Financial Services Sector

      Ford Credit’s overall risk management objective is to maximize financing income while limiting the effect of changes in foreign currencies and interest rates. Ford Credit faces exposure to currency exchange rates if a mismatch exists between the currency of its receivables and the currency of the debt funding those receivables. Ford Credit also executes cross-currency swaps and foreign currency forwards to convert substantially all of the foreign currency debt obligations to the local currency of the receivables. Interest rate swaps are used to manage exposure to re-pricing risk, which arises when assets and the debt funding those assets have different re-pricing periods that consequently respond differently to interest rate changes.

Cash Flow Hedges

      Ford Credit designates interest rate swaps as cash flow hedges to manage its exposure to interest rate risks. The impact to earnings associated with hedge ineffectiveness was recognized in Revenues as a gain of $3 million in 2003 and a gain of $1 million in 2002. In assessing hedge effectiveness for cash flow hedges related to interest rates, Ford Credit uses the variability of cash flows method and excludes accrued interest. Net interest settlements and accruals excluded from the assessment of hedge effectiveness were expenses of $482 million in 2003 and $765 million in 2002 and recorded in Interest expense. While net interest settlements and accruals are excluded from hedge effectiveness testing, they are included in evaluating the overall risk management objective.

      Ford Credit’s designated cash flow hedges include hedges of revolving commercial paper balances. At December 31, 2003, thirty months was the maximum length of time that forecasted transactions were hedged.

Fair Value Hedges

      Ford Credit uses interest rate swaps to hedge its exposure to interest rate risk. Unrealized gains and losses on designated fair value hedges, along with the changes in the fair value of the underlying hedged exposure are recognized and recorded in Revenues. The impact to earnings from hedge ineffectiveness was a gain of $255 million in 2003 and a loss of $193 million in 2002. In assessing hedge effectiveness, we exclude certain components, representing accrued interest on the receive and pay legs of the swap. Net interest settlements and accrual income of $1.8 billion in 2003 and $1.5 billion in 2002 was recorded as a reduction in Interest expense. Ford Credit also excludes from the assessment of hedge effectiveness foreign exchange adjustments, representing the portion of the derivative’s fair value attributable to the change in foreign currency exchange rates for the reporting period, which were favorable adjustments totaling $1.3 billion in 2003 and $1.5 billion in 2002. While net settlements and foreign currency adjustments are excluded from Ford Credit’s hedge effectiveness testing, they are included in evaluating the overall risk management objective. The favorable adjustments related to the foreign currency derivatives reported above were offset by net unfavorable revaluation impacts on debt denominated in a currency other than the location’s functional currency, which was also recorded in Revenues.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Net Investment Hedges

      Ford Credit uses foreign currency forward exchange contracts and options to hedge the net asset of certain foreign entities to offset the translation and economic exposures related to its investment in foreign entities. Changes in the value of these derivatives are recorded in OCI as a foreign currency translation adjustment. Ineffectiveness, which is recognized in Revenues, was a loss of $17 million in 2003 and the amount in 2002 was not significant.

Other Derivative Instruments

      In accordance with corporate risk management policies, Ford Credit uses derivative instruments, such as swaps and forward contracts that economically hedge certain exposures (foreign currency and interest rates). In certain instances, these derivatives do not qualify for hedge accounting treatment or Ford Credit elects not to apply hedge accounting (non-designated hedges). For non-designated hedges we recorded a gain of $58 million in 2003 and a loss of $33 million in 2002 related to unrealized gains and losses resulting from the effect of changes in interest rates. In addition, net interest settlements and accruals related to derivatives that were non-designated resulted in income of $105 million in 2003 and expense of $251 million in 2002. These net interest settlement and accrual amounts were included in evaluating Ford Credit’s overall risk management objective. Unrealized and realized gains and losses related to certain non-designated foreign currency derivatives resulted in favorable adjustments totaling $1.9 billion in 2003 and $1.6 billion in 2002. The favorable adjustments related to foreign currency derivatives reported above were offset by net unfavorable revaluation impacts on the related debt denominated in a currency other than the location’s functional currency. Both the unrealized and realized gains and losses on non-designated derivatives were recorded in Revenues.

Summary of OCI Activity

      The following table summarizes activity in OCI excluding foreign currency translation adjustments on net investment hedges for both the Automotive and Financial Services sectors during the years ended December 31, (in millions):

	2003	2002

Beginning of year
Net unrealized gain/(loss) on derivative financial instruments	$313	$(1,228)
Increase/(decrease) in fair value of derivatives	1,072	847
Gains/(losses) reclassified from OCI	(83)	694

End of year
Net unrealized gain/(loss) on derivative financial instruments	$1,302	$313

      We expect to reclassify for Automotive and Financial Services sectors, existing net gains of $748 million from OCI to net income during the next twelve months as the hedged transaction is recognized in earnings. The effects of related underlying transactions will offset future reclassifications.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Fair Value of Derivative Instruments

      The fair value of derivatives reflects the price that a third party would be willing to pay or receive in arm’s length transactions and includes mark-to-market adjustments to reflect the effects of changes in the related index. The following tables summarize the estimated fair value of our derivative financial instruments, taking into consideration the effects of legally enforceable netting agreements, at December 31 (in billions):

	2003		2002

	Fair Value	Fair Value	Fair Value	Fair Value
	Assets	Liabilities	Assets	Liabilities

Automotive
Total derivative financial instruments	$2.3	$0.6	$1.4	$0.8

Financial Services
Foreign currency swaps, forwards and options	$6.3	$1.1	$3.7	$0.8
Interest rate swaps	3.9	0.2	5.1	0.4
Impact of netting agreements	(0.3)	(0.3)	(0.4)	(0.4)

Total derivative financial instruments	$9.9	$1.0	$8.4	$0.8

NOTE 17.	OPERATING CASH FLOWS BEFORE SECURITIES TRADING

      The reconciliation of Net income/(loss) from continuing operations to cash flows from operating activities before securities trading is as follows (in millions):

	2003		2002		2001

		Financial		Financial		Financial
	Automotive	Services	Automotive	Services	Automotive	Services

Net income/(loss) from continuing operations	$(1,091)	$2,012	$(985)	$1,268	$(6,152)	$805
Depreciation and special tools amortization	5,472	8,791	4,896	10,181	4,997	10,139
Impairment charges (depreciation and amortization)	—	—	—	—	3,828	—
Amortization of goodwill and intangibles	24	10	21	18	296	31
Net losses/(earnings) from equity investments in excess of dividends remitted	(2)	—	134	13	845	(5)
Provision for credit/ insurance losses	—	2,357	—	3,275	—	3,661
Foreign currency adjustments	160	—	51	—	(201)	—
Loss on sale of business	—	—	519	—	—	—
Stock option expense	154	19	—	—	—	—
Provision for deferred income taxes	785	1,274	(1,378)	595	(2,241)	538
Decrease/(increase) in accounts receivable and other current assets	(1,445)	1,353	2,568	(2,533)	1,225	(837)
Decrease/(increase) in inventory	(505)	—	(650)	—	1,125	—
Increase/(decrease) in accounts payable and accrued and other liabilities	(1,786)	1,132	3,928	2,678	4,707	(974)
Other	(430)	104	377	(234)	(989)	(281)

Cash flows from operating activities before securities trading	$1,336	$17,052	$9,481	$15,261	$7,440	$13,077

      Automotive sector cash equivalents at December 31, 2003 and 2002 were $4.0 billion and $4.4 billion, respectively; Financial Services sector cash equivalents at December 31, 2003 and 2002 were $14.2 billion and $5.3 billion, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 17.	OPERATING CASH FLOWS BEFORE SECURITIES TRADING (Continued)

      Cash paid/(received) for interest and income taxes was as follows (in millions):

	2003	2002	2001

Interest	$7,553	$7,748	$9,946
Income taxes	(1,046)	(1,883)	929

NOTE 18.	ACQUISITIONS, DISPOSITIONS, RESTRUCTURINGS AND OTHER ACTIONS

2003

      European Charges — Reflecting the ongoing restructuring of the Ford Europe business unit of our International Automotive segment, we recorded pre-tax charges in Automotive cost of sales totaling $513 million in the third and fourth quarters of 2003. The charges included costs associated with employee separations. These actions and the approximate reduction in personnel are as follows:

Number of
Employees

Planned shift pattern changes at our Genk (Belgium) vehicle assembly plant	2,900
Manufacturing, engineering and staff efficiency actions in Cologne (Germany) and at various locations in the UK (1,170 salaried and 730 hourly)	1,900

2002

      Sale of Kwik-Fit Holdings Ltd. and Other — In November 2002, we completed the sale of our interest in Kwik-Fit Holdings Ltd., our European all-makes vehicle repair business, to an acquisition company formed by CVC Capital Partners. The sales price of £330 million (equivalent to about $500 million) consisted of a combination of approximately $300 million in cash and a note with a face value of approximately $200 million. We recognized a pre-tax loss of $519 million in cost of sales in 2002. Additionally, in 2002, we acquired a 19% equity stake in the acquisition company. Our disposal of our interest in Kwik-Fit was not reflected as a discontinued operation due to our continued involvement as an equity investor in the acquisition company. In 2003, we recognized pre-tax income of $49 million related to the acceleration of payments received on the note.

      Other pre-tax charges during the year totaled $143 million which represented primarily impairments and dispositions of our interest in e-commerce ventures.

      European Charges — With respect to our Ford Europe business unit of our International Automotive segment, we recorded a pre-tax charge in Automotive cost of sales of $173 million in the fourth quarter of 2002. These actions and the approximate reduction in personnel are as follows:

Number of
Employees

Planned transfer of the Transit vehicle production to the Ford Otosan (Turkey) joint venture, die-casting rationalization and other manufacturing actions (1,740 hourly and 60 salary)	1,800

      Premier Automotive Group Charges — We recorded a restructuring pre-tax charge in Automotive cost of sales of $157 million in the fourth quarter 2002 related to workforce reductions in our Premier Automotive Group. These actions and the approximate reduction in personnel are as follows:

Number of
Employees

Line speed reduction at our Halewood (England) plant and efficiency actions (voluntary redundancy) (225 hourly and 715 salary)	940

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 18.	ACQUISITIONS, DISPOSITIONS, RESTRUCTURINGS AND OTHER ACTIONS (Continued)

2001

      Asset Impairment Charges — In response to significantly deteriorating business conditions resulting in operating losses, we conducted extensive business reviews of our Automotive operations in North America and South America during the fourth quarter. As part of these reviews, we determined that projected undiscounted cash flows were not sufficient to justify the carrying values of the related long-lived assets. Asset impairment charges of $3,084 million in North America and $744 million in South America were recorded in Automotive cost of sales, reflecting a write-down to estimated fair value, as determined by independent valuations. The impairment increased depreciation, special tool amortization, and goodwill amortization by $2,688 million, $867 million, and $273 million, respectively.

      Precious Metals Related Charges — Precious metals (primarily palladium) are used in catalytic converters, which are used in vehicles to meet required automotive emission standards. Our business objective has been to ensure adequate supply of these critical commodities. In 2000 and early 2001, we acquired precious metals and entered into forward purchase contracts at then-prevailing market prices in an environment of uncertain supply and outlook. In the fourth quarter of 2001, our engineers validated a breakthrough catalyst design, which will help reduce our usage of palladium. For the precious metals physically held, we substantially reduced our holdings in excess of those stocking requirements. Beginning in the fourth quarter of 2001, we wrote down the value of the excess metal to its estimated realizable value. In addition, precious metal forward contracts were settled in lieu of taking physical delivery of the related metal. Therefore, as required by SFAS No. 133, precious metal forward purchase contracts were marked-to-market. The total pre-tax charge for precious metals in the fourth quarter of 2001 was $953 million.

      Other Charges — Other charges during the during the fourth quarter of 2001 included personnel charges of $565 million before taxes primarily reflected voluntary salaried employee separations in North America.

      Purchase of Remainder of Hertz Corporation — In March 2001, we acquired (for $735 million) the common stock of Hertz that we did not own, which represented about 18% of the economic interest in Hertz. The excess of the purchase price over the fair market value of net assets acquired was approximately $390 million and was accounted for under the purchase method.

NOTE 19.	RETIREMENT BENEFITS

Employee Retirement Plans

      We have two principal qualified defined benefit retirement plans in the U.S. The Ford-UAW Retirement Plan covers hourly employees represented by the UAW, and the General Retirement Plan covers substantially all other Ford employees in the U.S. hired on or before December 31, 2003. The hourly plan provides noncontributory benefits related to employee service. The salaried plan provides similar noncontributory benefits and contributory benefits related to pay and service. Other U.S. and non-U.S. subsidiaries have separate plans that generally provide similar types of benefits for their employees. We established, effective January 1, 2004, a defined contribution plan generally covering new salaried U.S. employees hired on or after that date. Ford-UAW Retirement Plan expense accruals for UAW-represented employees assigned to Visteon (“Visteon Hourly Employees”) are charged to Visteon.

      In general, our plans are funded, with the main exceptions of the U.S. defined benefit plans for senior management and certain plans in Germany; in such cases, an unfunded liability is recorded.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 19.	RETIREMENT BENEFITS (Continued)

      We also sponsor defined contribution plans for certain of our U.S. and non-U.S. employees. Our expense, primarily for matching contributions, for various plans was $37 million in 2003, $23 million in 2002 and $167 million in 2001.

Postretirement Health Care and Life Insurance Benefits

      We, and certain of our subsidiaries, sponsor plans to provide selected health care and life insurance benefits for retired employees. Our U.S. and Canadian employees generally may become eligible for those benefits if they retire; however, benefits and eligibility rules may be modified from time to time.

      In 2003, we agreed to relieve Visteon of its responsibility for the postretirement health care and life insurance liability related to service prior to June 30, 2000 for the Visteon Hourly Employees. This resulted in a one-time charge to expense of $1,646 million, and the forgiveness of associated Visteon promissory notes previously included in plan assets. Pursuant to the agreement, the expense associated with service after June 30, 2000 for Visteon Hourly Employees is charged to Visteon.

      Postretirement health care and life insurance expense for former salaried Ford employees who transferred to Visteon and met certain age and service conditions at June 30, 2000 (the “Visteon Salaried Employees”, and, together with the Visteon Hourly Employees, the “Visteon Employees”) is also charged to Visteon.

      A long-term receivable representing Visteon’s remaining costs of postretirement health care and life insurance liability for the Visteon Employees in the amount of $480 million has been recorded by Ford. We expect the receivable to increase with expense charged to Visteon and to decrease as Visteon or the Visteon Voluntary Employees Beneficiary Association trust (“VEBA”) makes cash payments to us directly in case of a payment from Visteon or to us as Ford Plan Administrator, in case of a payment from the Visteon VEBA.

      Visteon has agreed to make a series of cash payments to the Visteon VEBA so that by December 31, 2049, the assets in the Visteon VEBA will equal Visteon’s postretirement healthcare and life insurance liability for the Visteon Employees on that date. The cash payments to the Visteon VEBA will commence no later than January 2, 2006 for the Visteon Hourly Employees and January 1, 2011 for the Visteon Salaried Employees.

      On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The law provides for a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. We provide retiree drug benefits that exceed the value of the benefits that will be provided by Medicare Part D, and our retirees’ out-of-pocket costs are less than they would be under Medicare Part D. Therefore, we have concluded that our plan is at least “actuarially equivalent” to the Medicare Part D plan and that we will be eligible for the subsidy. We have reflected the impact of the subsidy as an unrecognized gain, which reduced our benefit obligation by $1.8 billion at December 31, 2003. Final authoritative guidance, when issued by the FASB, could require us to re-determine the impact of this legislation.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 19.	RETIREMENT BENEFITS (Continued)

      The measurement date for our worldwide postretirement benefit plans is December 31. Our expense for pension, postretirement health care and life insurance benefits was as follows (in millions):

	Pension Benefits

							Health Care and Life
	U.S. Plans			Non-U.S. Plans			Insurance

	2003	2002	2001	2003	2002	2001	2003	2002	2001

Service cost	$600	$556	$531	$492	$377	$396	$521	$427	$374
Interest cost	2,442	2,453	2,410	1,170	977	974	2,004	1,801	1,697
Expected return on assets	(3,202)	(3,646)	(3,697)	(1,382)	(1,265)	(1,184)	(37)	(85)	(161)
Amortization of:
Prior service costs	472	529	532	135	137	138	(179)	(145)	(114)
(Gains)/losses and other	33	(130)	(367)	148	25	(101)	532	310	161
Separation programs	—	107	303	128	39	8	—	16	114
Visteon pre-spin liability	—	—	—	—	—	—	1,646	—	—
Allocated costs to Visteon	(88)	(62)	(58)	—	—	—	(314)	(228)	(149)

Net expense/ (income)	$257	$(193)	$(346)	$691	$290	$231	$4,173	$2,096	$1,922

      The year-end status of these plans was as follows (in millions):

	Pension Benefits

					Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance

	2003	2002	2003	2002	2003	2002

Change in Benefit Obligation
Benefit obligation at January 1	$37,153	$35,223	$20,698	$15,991	$30,263	$25,433
Service cost	600	556	492	377	521	427
Interest cost	2,442	2,453	1,170	977	2,004	1,801
Amendments	1,282	(3)	5	133	(372)	(264)
Separation programs	—	132	80	102	—	16
Plan participant contributions	39	39	134	95	28	14
Benefits paid	(2,697)	(2,806)	(1,018)	(921)	(1,419)	(1,232)
Foreign exchange translation	—	—	3,269	1,980	12	4
Actuarial (gain)/ loss	1,644	1,559	(40)	1,964	1,325	4,064

Benefit obligation at December 31	$40,463	$37,153	$24,790	$20,698	$32,362	$30,263

Change in Plan Assets
Fair value of plan assets at January 1	$29,877	$35,819	$12,363	$12,935	$2,834	$2,692
Actual return on plan assets	7,687	(3,335)	2,070	(1,692)	10	64
Company contributions	2,168	181	1,029	611	3,500	893
Plan participant contributions	39	39	134	95	—	—
Benefits paid	(2,697)	(2,806)	(1,018)	(921)	(877)	(815)
Foreign exchange translation	—	—	1,924	1,322	—	—
Visteon Promissory Notes/ Other	(58)	(21)	46	13	(1,902)	—

Fair value of plan assets at December 31	$37,016	$29,877	$16,548	$12,363	$3,565	$2,834

Funded status	$(3,447)	$(7,276)	$(8,242)	$(8,335)	$(28,797)	$(27,429)
Unamortized prior service costs	3,640	2,831	790	784	(1,352)	(1,161)
Unamortized net (gains)/losses and other	3,917	6,742	7,122	6,874	11,075	10,423

Net amount recognized	$4,110	$2,297	$(330)	$(677)	$(19,074)	$(18,167)

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 19.	RETIREMENT BENEFITS (Continued)

	Pension Benefits

					Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance

	2003	2002	2003	2002	2003	2002

Amounts Recognized in the Balance Sheet Consist of Assets/(Liabilities)
Prepaid assets	$5,230	$3,429	$2,724	$1,728	$—	$—
Accrued liabilities	(5,807)	(8,921)	(7,792)	(7,449)	(19,074)	(18,167)
Intangible assets	2,916	2,797	874	890	—	—
Accumulated other comprehensive income	1,771	4,992	3,864	4,154	—	—

Net amount recognized	$4,110	$2,297	$(330)	$(677)	$(19,074)	$(18,167)

Pension Plans in Which Accumulated Benefit Obligation Exceeds Plan Assets at December 31
Accumulated benefit obligation	$22,334	$35,305	$21,145	$17,569
Fair value of plan assets	19,378	29,773	15,832	11,756
Accumulated Benefit Obligation at December 31	$38,786	$35,394	$21,797	$18,110
Weighted Average Assumptions at December 31
Discount rate	6.25%	6.75%	5.61%	5.65%	6.25%	6.75%
Expected return on assets	8.75%	8.75%	8.38%	8.40%	6.20%	6.00%
Average rate of increase in compensation	4.50%	5.20%	3.80%	3.80%	—	—
Initial health care cost trend rate	—	—	—	—	9%	11%
Ultimate health care cost trend rate	—	—	—	—	5%	5%
Year ultimate trend rate is reached	—	—	—	—	2010	2008
Assumptions Used to Determine Net Benefit Cost for the Year Ending December 31
Discount rate	6.75%	7.25%	5.65%	6.10%	6.75%	7.25%
Expected return on assets	8.75%	9.50%	8.40%	8.70%	6.00%	6.00%
Average rate of increase in compensation	5.20%	5.20%	3.80%	3.80%	—	—
Weighted Average Asset Allocation at December 31
Equity securities	72.2%	67.0%	63.7%	58.7%	0.0%	0.0%
Debt securities	26.3%	31.9%	34.5%	39.5%	100.0%	100.0%
Real estate	0.2%	0.3%	1.1%	1.2%	0.0%	0.0%
Other assets	1.3%	0.8%	0.7%	0.6%	0.0%	0.0%

      A one percentage point increase/ (decrease) in the assumed health care cost trend rate would increase/ (decrease) the postretirement health care benefit obligation by approximately $4.6 billion/ $(3.8) billion and the service and interest component of health care expense by $310 million/ $(260) million.

Company Contributions

      Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. We do from time to time make contributions beyond those legally required. For example, in 2003 we made over $2 billion of discretionary cash contributions to our U.S. pension funds.

      During 2004, we expect worldwide Company cash outflow in respect of our defined benefit pension plans will total $1.1 billion, consisting of contributions to pension funds and benefit payments for unfunded plans.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 19.	RETIREMENT BENEFITS (Continued)

Plan Asset Information

      Our investment strategy has a long-term horizon and is tolerant of return volatility, in keeping with the long-term nature of the liabilities. The target asset allocation for our major plans worldwide generally is 70% equities, 30% fixed income. The present allocation to alternative investments is below 1%. All assets are externally managed and investment managers have discretion to invest globally within their respective mandates. A diverse array of investment processes within asset classes reduces volatility. Most assets are actively managed; manager skill and broad mandates have generally produced long-term returns in excess of common market indices. Ford securities comprised less than one-half of one percent of the value of our worldwide pension plan assets during 2003 and 2002.

      The equity allocation shown at year-end 2003 and 2002 includes public equity securities, private equity investments, and REITS. Real estate investments shown separately reflect a liquidation strategy that has been in place for several years. Other assets include cash held for near-term benefit funding; cash held by investment managers for liquidity purposes is included in the appropriate asset class balance.

      The long-term return assumption at year-end 2003 is 8.75% for the U.S. and averages 8.38% for non-U.S. plans. A consistent approach generally is used worldwide to develop this assumption. This approach utilizes long-run equilibrium assumptions from a range of advisors for capital market returns, inflation and other variables, adjusted for specific aspects of our strategy. This exercise is conducted periodically, and changes in our assumption reflect changes in equilibrium views over time; we do not expect to modify this assumption frequently. The long-term performance of our funds generally has been in excess of long-term return assumptions worldwide.

      We previously established a VEBA to pay a portion of U.S. hourly retiree health and life insurance benefits. In December 2003, we contributed $3.5 billion to the trust, and all the assets were invested in short-term fixed income securities. Subsequent to year-end, VEBA assets of $2.0 billion were invested in long-term investments, to be managed in a strategy similar to the pension investment strategy described previously. The remaining VEBA assets will continue to be invested in short-term fixed income securities, a portion of which is managed internally, with the remainder externally. The long-term expected return assumption applicable to the total retiree VEBA is 6.2%, reflecting the weighted average of the expected returns on the long-term and short-term portions of the portfolio.

NOTE 20.	SEGMENT INFORMATION

      The Company’s operating activity consists of two operating sectors, Automotive and Financial Services.

      The Automotive sector consists of the design, development, manufacture, sale and service of cars, trucks and service parts. In 2003, we began reporting our Automotive sector results as two primary segments, Americas and International.

      The Americas segment includes primarily the sale of Ford, Lincoln and Mercury brand vehicles and related service parts in North America (U.S., Canada and Mexico) and Ford-brand vehicles and related service parts in South America, and the associated costs to design, develop, manufacture and service these vehicles and parts.

      The International segment includes primarily the sale of Ford-brand vehicles and related service parts outside of North and South America and the sale of Premier Automotive Group brand vehicles (i.e., Volvo, Jaguar, Land Rover and Aston Martin) and related service parts throughout the world

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 20.	SEGMENT INFORMATION (Continued)

(including North and South America), together with the associated costs to design, develop, manufacture and service these vehicles and parts. Additionally, the International segment includes our share of the results of Mazda Motor Corporation and Mazda-related joint ventures.

      The Other Automotive component of the Automotive sector consists primarily of net interest expense, which is not managed individually by the two segments.

      Transactions between Automotive segments are presented on an absolute cost basis, eliminating the effect of legal entity transfer prices within the Automotive sector for vehicles, components and product engineering. Prior to 2003, the Automotive sector was reported as one segment. Prior year information reflects the two reporting segments within the Automotive sector.

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

	Automotive Sector				Financial Services Sector(a)

		Inter-			Ford		Elims/		Elims/
	Americas	national	Other	Total	Credit	Hertz	Other	Total	Other(b)	Total
(in millions)
2003
Revenues
External customer	$85,474	$52,968	$—	$138,442	$20,125	$5,200	$429	$25,754	$—	$164,196
Intersegment	3,628	1,688	—	5,316	316	26	(3)	339	(5,655)	—
Income
Income/(loss) before taxes	35	(1,418)	(574)	(1,957)	3,035	228	64	3,327	—	1,370
Provision for/(benefit from) income taxes				(1,177)	1,164	79	69	1,312	—	135
Other disclosures
Depreciation/ amortization	3,346	2,150	—	5,496	7,084	1,658	48	8,790	—	14,286
Automotive interest income	—	—	870	870						870
Interest expense	—	—	1,370	1,370	5,831	373	116	6,320	—	7,690
Capital expenditures				7,370	30	254	95	379	—	7,749
Unconsolidated affiliates
Equity in net income/(loss)	(88)	162	—	74	12	—	(3)	9	—	83
Investment in				1,930	196	—	37	233	—	2,163
Total assets at year end				120,641	178,829	12,920	3,530	195,279	—	315,920

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 20.	SEGMENT INFORMATION (Continued)

	Automotive Sector				Financial Services Sector(a)

		Inter-			Ford		Elims/		Elims/
	Americas	national	Other	Total	Credit	Hertz	Other	Total	Other(b)	Total
(in millions)
2002
Revenues
External customer	$88,619	$44,567	$1,087	$134,273	$22,541	$4,945	$497	$27,983	$—	$162,256
Intersegment	4,104	1,295	—	5,399	269	33	(15)	287	(5,686)	—
Income
Income/(loss) before taxes	1,868	(1,810)	(1,211)	(1,153)	1,965	200	(61)	2,104	—	951
Provision for/(benefit from) income taxes				(532)	730	72	31	833	—	301
Other disclosures
Depreciation/ amortization	3,191	1,691	35	4,917	8,501	1,639	42	10,182	—	15,099
Automotive interest income	—	—	834	834						834
Interest expense	—	—	1,368	1,368	6,929	377	162	7,468	—	8,836
Capital expenditures				6,776	83	255	164	502	—	7,278
Unconsolidated affiliates
Equity in net income/(loss)	(122)	64	(33)	(91)	11	—	—	11	—	(80)
Investment in				2,470	197	—	29	226	—	2,696
Total assets at year end				107,790	170,169	11,479	5,784	187,432	—	295,222
2001
Revenues
External customer	$86,065	$43,577	$1,094	$130,736	$24,246	$4,898	$624	$29,768	$—	$160,504
Intersegment	3,670	679	—	4,349	457	27	(42)	442	(4,791)	—
Income
Income/(loss) before taxes	(6,636)	(1,255)	(966)	(8,857)	1,494	3	(59)	1,438	—	(7,419)
Provision for/(benefit from) income taxes				(2,748)	663	(21)	10	652	—	(2,096)
Other disclosures
Depreciation/ amortization	7,442	1,606	73	9,121	8,465	1,620	54	10,139	—	19,260
Automotive interest income	—	—	765	765						765
Interest expense	—	—	1,376	1,376	8,922	414	104	9,440	—	10,816
Capital expenditures				6,301	182	310	159	651	—	6,952
Unconsolidated affiliates
Equity in net income/(loss)	(292)	(344)	(220)	(856)	5	—	—	5	—	(851)
Investment in				2,450	177	—	11	188	—	2,638
Total assets at year end				88,319	173,096	10,525	4,603	188,224	—	276,543

(a)	Financial Services sector’s interest income is recorded as Revenues.

(b)	Includes intersector transactions occurring in the ordinary course of business.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 21. GEOGRAPHIC INFORMATION

	United		All	Total
	States	Europe	Other	Company
(in millions)
2003
External revenues	$103,435	$39,280	$21,481	$164,196
Net property	18,711	19,173	5,714	43,598
2002
External revenues	$108,214	$35,189	$18,853	$162,256
Net property	18,037	15,046	4,839	37,922
2001
External revenues	$107,613	$34,896	$17,995	$160,504
Net property	17,355	12,529	4,680	34,564

NOTE 22. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	2003				2002

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
(in millions, except amounts per share)
Automotive
Sales	$34,159	$34,142	$30,292	$39,849	$32,134	$35,164	$32,360	$34,615
Operating income/(loss)	806	26	(640)	(1,723)	(61)	589	(638)	(418)
Financial Services
Revenues	6,656	6,440	6,499	6,159	7,262	6,970	6,892	6,859
Income/(loss) before income taxes	678	715	1,031	903	343	599	569	593
Total Company
Income/(loss) from continuing operations	901	426	237	(643)	(81)	620	(244)	(12)
Net income/(loss)	896	417	(25)	(793)	(1,094)	570	(326)	(130)
Common and Class B per share
Basic income/(loss) from continuing operations	$0.49	$0.23	$0.13	$(0.35)	$(0.05)	$0.34	$(0.14)	$(0.01)
Diluted income/(loss) from continuing operations	0.45	0.22	0.13	(0.35)	(0.05)	0.31	(0.14)	(0.01)

NOTE 23. COMMITMENTS AND CONTINGENCIES

Lease Commitments

      We lease land, buildings and equipment under agreements that expire in various years. Minimum rental commitments under non-cancelable operating leases were as follows (in millions):

						There-
	2004	2005	2006	2007	2008	after

Automotive	$446	$346	$259	$248	$169	$341
Financial Services	400	330	265	198	139	503

      Rental expense was $1.3 billion in 2003, $1.1 billion in 2002 and $1.0 billion in 2001.

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 23. COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees

      On November 26, 2002, FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the guarantee. The fair values of guarantees and indemnifications issued during 2003 are recorded in the financial statements and are de minimis. At December 31, 2003, the following guarantees were issued and outstanding:

      Guarantees related to affiliates and third parties: We guarantee debt and lease obligations of certain joint ventures as well as certain financial obligations of outside third parties to support business and economic growth. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $465 million, the majority of which relates to the Automotive sector.

      In 1992, we issued $500 million of 7.25% Notes due October 1, 2008 (“Notes”). In 1999, the bondholders agreed to relieve us as the primary obligor with respect to the principal of these Notes. As part of this transaction, Ford placed certain financial assets into an escrow trust for the benefit of the bondholders, and the trust became the primary obligor with respect to the principal (Ford became secondarily liable for the entire principal amount). Approximately $150 million is recorded in the financial statements as Senior debt related to this transaction, which is being amortized over the life of the Notes.

      We also have guarantees outstanding associated with two subsidiary trusts, Trust I and Trust II. For further discussions of Trust I and Trust II, see Notes 12 and 14.

      Sales to third parties of Automotive receivables, with recourse: From time to time, the Automotive sector sells receivables to third parties with recourse. Receivables are sold on a rolling basis and individual sales liquidate at different times. A payment would be triggered by failure of the obligor to fulfill its obligations covered by the contract. The maximum potential amount of future payments is approximately $14 million.

      Indemnifications: In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as the sale of a business. These indemnifications might include claims against any of the following: environmental, tax and shareholder matters; intellectual property rights; governmental regulations and employment-related matters; dealer, supplier, and other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable. We are party to numerous indemnifications and many of these

FORD MOTOR COMPANY AND SUBSIDIARIES NOTES TO FINANCIAL STATEMENTS — Continued

NOTE 23. COMMITMENTS AND CONTINGENCIES (Continued)

indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

      Product Performance, Warranty: Estimated warranty costs and additional service actions are accrued for at the time the vehicle is sold to a dealer. Included in the warranty cost accruals are costs for basic warranty coverages on vehicles sold. Product recalls and other customer service actions are not included in the warranty reconciliation below but are also accrued for at the time of sale. Estimates for warranty costs are made based primarily on historical warranty claim experience. The following is a tabular reconciliation of the product warranty accrual (in millions):

	2003	2002

Beginning balance	$5,401	$4,739
Payments made during the year	(3,524)	(3,508)
Changes in accrual related to warranties issued during the year	3,562	3,489
Changes in accrual related to pre-existing warranties	(266)	595
Foreign currency translation and other*	270	86

Ending balance	$5,443	$5,401

*	Other includes newly consolidated VIEs (see Note 13).

Litigation and Claims

      Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against us, including those arising out of alleged defects in our products; governmental regulations relating to safety, emissions and fuel economy; financial services; employment-related matters; dealer, supplier and other contractual relationships; intellectual property rights; product warranties; environmental matters; and shareholder matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive, or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief, which, if granted, would require very large expenditures.

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 2003. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

Ford Motor Company:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ford Motor Company and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying sector balance sheet and the related sector statements of income and of cash flows, presented for purposes of additional analysis, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The consolidated and sector financial statements (collectively, the “financial statements”) are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” As discussed in Note 13 to the financial statements, on July 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” As discussed in Note 7 to the financial statements, on January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” As discussed in Note 3 to the financial statements, on January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
March 10, 2004

Ford Motor Company

Schedule II — Valuation and Qualifying Accounts
(in millions)

	Balance at	Charged to				Balance at
	Beginning	Costs and				End of
Description	of Period	Expenses		Deductions		Period

For the Year Ended December 31, 2003
Allowances Deducted from Assets
Allowance for Credit Losses	$3,228	$2,038		$2,206	(a)	$3,060
Allowance for Doubtful Receivables	374	108		98	(b)	384
Inventories (primarily service part obsolescence)	304	64	(c)	—		368

Total Allowances Deducted from Assets	$3,906	$2,210		$2,304		$3,812

For the Year Ended December 31, 2002
Allowances Deducted from Assets
Allowance for Credit Losses	$2,806	$3,000		$2,578	(a)	$3,228
Allowance for Doubtful Receivables	240	160		26	(b)	374
Inventories (primarily service part obsolescence)	283	21	(c)	—		304

Total Allowances Deducted from Assets	$3,329	$3,181		$2,604		$3,906

For the Year Ended December 31, 2001
Allowances Deducted from Assets
Allowance for Credit Losses	$1,684	$3,397		$2,275	(a)	$2,806
Allowance for Doubtful Receivables	202	69		31	(b)	240
Inventories (primarily service part obsolescence)	300	(17	)(c)	—		283

Total Allowances Deducted from Assets	$2,186	$3,449		$2,306		$3,329

(a)	Finance receivables and lease investments deemed to be uncollectible and other changes, principally amounts related to finance receivables sold and translation adjustments.

(b)	Accounts and notes receivable deemed to be uncollectible and translation adjustments.

(c)	Net change in inventory allowances.

FSS-1

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders

Ford Motor Company:

Our audits of the financial statements referred to in our report dated March 10, 2004 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15.(a)2. of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
March 10, 2004

FSS-2

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 3-B	By-Laws as amended through February 12, 2004.	Filed with this Report.
Exhibit 10-E-1	Description of an Amendment to the Benefit Equalization Plan.	Filed with this Report.
Exhibit 10-P-3	Amendment to Deferred Compensation Plan effective as of March 10, 2004.	Filed with this Report.
Exhibit 10-V	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.	Filed with this Report.
Exhibit 12	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed with this Report.
Exhibit 21	List of Subsidiaries of Ford as of March 10, 2004.	Filed with this Report.
Exhibit 23	Consent of Independent Accountants.	Filed with this Report.
Exhibit 24	Powers of Attorney.	Filed with this Report.
Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report.
Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report.
Exhibit 32.1	Section 1350 Certification of CEO	Filed with this Report.
Exhibit 32.2	Section 1350 Certification of CFO	Filed with this Report.