Form 10-Q
period 2004-03-31
FORD MOTOR CO
filed 2004-05-06
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q






(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004 OR
                                                          --------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 For the transition period from           to
                                                        ----------   ---------


                          Commission file number 1-3950
                                                 ------


                               FORD MOTOR COMPANY
                               ------------------
             (Exact name of registrant as specified in its charter)


         Incorporated in Delaware                  38-0549190
      ---------------------------------      ----------------------
      (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)          Identification Number)


  One American Road, Dearborn, Michigan                       48126
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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 23,2004 the Registrant had outstanding 1,759,991,029 shares of
            -------------                                -------------
Common Stock and 70,852,076 shares of Class B Stock.
                 ----------




               Exhibit index located on sequential page number 28

                          Part I. Financial Information

Item 1.  Financial Statements


                       Ford Motor Company and Subsidiaries
                           SECTOR STATEMENT OF INCOME
                           --------------------------
                  For the Periods Ended March 31, 2004 and 2003
                     (in millions, except per share amounts)


                                                                                      First Quarter
                                                                               -------------------------
                                                                                  2004          2003
                                                                               ------------ ------------
                                                                                      (unaudited)
AUTOMOTIVE
Sales                                                                           $38,844       $34,159
Costs and expenses
Cost of sales                                                                    34,071        31,055
Selling, administrative and other expenses                                        2,748         2,298
                                                                                -------       -------
  Total costs and expenses                                                       36,819        33,353
                                                                                -------       -------
 Operating income/(loss)                                                          2,025           806

Interest income                                                                     117           148
Interest expense                                                                    392           313
                                                                                --------      -------
  Net interest income/(expense)                                                    (275)         (165)
Equity in net income/(loss) of affiliated companies                                  56            21
                                                                                --------      -------
Income/(loss) before income taxes - Automotive                                    1,806           662

FINANCIAL SERVICES
Revenues                                                                          5,847         6,656

Costs and expenses
Interest expense                                                                  1,450         1,644
Depreciation                                                                      1,731         2,553
Operating and other expenses                                                      1,212         1,188
Provision for credit and insurance losses                                           371           593
                                                                                --------      -------
  Total costs and expenses                                                        4,764         5,978
                                                                                --------      -------
Income/(loss) before income taxes - Financial Services                            1,083           678
                                                                                --------      -------

TOTAL COMPANY
Income/(loss) before income taxes                                                 2,889         1,340
Provision for/(benefit from) income taxes                                           829           337
                                                                                --------      -------
Income/(loss) before minority interests                                           2,060         1,003
Minority interests in net income/(loss) of subsidiaries                              85           102
                                                                                --------      -------
Income/(loss) from continuing operations                                          1,975           901
Income/(loss) from discontinued/held-for-sale operations                            (23)           (5)
                                                                                --------     --------
Net income/(loss)                                                               $ 1,952       $   896
                                                                                ========     ========
Income/(loss) attributable to Common and Class B Stock
 after Preferred Stock dividends                                                $ 1,952       $   896

Average number of shares of Common and Class B
 Stock outstanding                                                                1,832         1,832

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 7)
Basic income/(loss)
 Income/(loss) from continuing operations                                       $  1.08       $  0.49
 Income/(loss) from discontinued/held-for-sale operations                         (0.01)            -
                                                                                --------      -------
 Net income/(loss)                                                              $  1.07       $  0.49
                                                                                ========      =======
Diluted income/(loss)
 Income/(loss) from continuing operations                                       $  0.95       $  0.45
 Income/(loss) from discontinued/held-for-sale operations                         (0.01)            -
                                                                                --------      -------
 Net income/(loss)                                                              $  0.94       $  0.45
                                                                                ========      =======
Cash dividends                                                                  $  0.10       $  0.10

The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                  For the Periods Ended March 31, 2004 and 2003
                     (in millions, except per share amounts)

                                                                                     First Quarter
                                                                               --------------------------
                                                                                  2004          2003
                                                                               ------------  ------------
                                                                                       (unaudited)
      Sales and revenues
      Automotive sales                                                          $38,844       $34,159
      Financial Services revenue                                                  5,847         6,656
                                                                                -------       -------
        Total sales and revenues                                                 44,691        40,815

      Automotive interest income                                                    117           148

      Costs and expenses
      Cost of sales                                                              34,071        31,055
      Selling, administrative and other expenses                                  5,691         6,039
      Interest expense                                                            1,842         1,957
      Provision for credit and insurance losses                                     371           593
                                                                                -------       -------
        Total costs and expenses                                                 41,975        39,644
      Automotive equity in net income/(loss)
        of affiliated companies                                                      56            21
                                                                                -------       -------
      Income/(loss) before income taxes                                           2,889         1,340
      Provision for/(benefit from) income taxes                                     829           337
                                                                                -------       -------
      Income/(loss) before minority interests                                     2,060         1,003
      Minority interests in net income/(loss) of subsidiaries                        85           102
                                                                                -------       -------
      Income/(loss) from continuing operations                                    1,975           901
      Income/(loss) from discontinued/held-for-sale operations                      (23)           (5)
                                                                                -------       -------
      Net income/(loss)                                                         $ 1,952       $   896
                                                                                =======       =======

      Income/(loss) attributable to Common and Class B Stock
        after Preferred Stock dividends                                         $ 1,952       $   896

      Average number of shares of Common and Class B
        Stock outstanding                                                         1,832         1,832

      AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK
      Basic income/(loss)
        Income/(loss) from continuing operations                                $  1.08       $  0.49
        Income/(loss) from discontinued/held-for-sale operations                  (0.01)            -
                                                                                -------       -------
        Net income/(loss)                                                       $  1.07       $  0.49
                                                                                ========      =======
      Diluted income/(loss)
        Income/(loss) from continuing operations                                $  0.95       $  0.45
        Income/(loss) from discontinued/held-for-sale operations                  (0.01)            -
                                                                                -------       -------
        Net income/(loss)                                                       $  0.94       $  0.45
                                                                                =======       =======

      Cash dividends                                                            $  0.10       $  0.10

      The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries
                              SECTOR BALANCE SHEET
                              --------------------
                                  (in millions)

                                                                                     March 31,         December 31,
                                                                                       2004               2003
                                                                                  ----------------    --------------
                                                                                    (unaudited)
ASSETS
Automotive
Cash and cash equivalents                                                           $  4,664            $  5,427
Marketable securities                                                                  8,405              10,749
Loaned securities  (Note 2)                                                            9,344               5,667
                                                                                    --------            --------
  Total cash, marketable and loaned securities                                        22,413              21,843
Receivables, net                                                                       3,020               2,721
Inventories (Note 3)                                                                  10,193               9,181
Deferred income taxes                                                                  3,269               3,225
Other current assets  (Note 2)                                                        10,806               6,839
                                                                                    --------            --------
  Total current assets                                                                49,701              43,809
Equity in net assets of affiliated companies                                           1,990               1,930
Net property                                                                          41,168              41,993
Deferred income taxes                                                                 10,918              12,092
Goodwill and other intangible assets (Note 4)                                          6,170               6,254
Assets of discontinued/held-for-sale operations                                           71                  68
Other assets                                                                          15,261              14,495
                                                                                    --------            --------
  Total Automotive assets                                                            125,279             120,641

Financial Services
Cash and cash equivalents                                                             13,526              16,343
Investments in securities                                                                938               1,123
Finance receivables, net                                                             109,867             110,893
Net investment in operating leases                                                    31,293              31,859
Retained interest in sold receivables                                                 13,369              13,017
Goodwill and other intangible assets (Note 4)                                          1,003               1,008
Assets of discontinued/held-for-sale operations                                          377                 388
Other assets                                                                          14,437              17,292
Receivable from Automotive                                                             2,820               3,356
                                                                                    --------            --------
  Total Financial Services assets                                                    187,630             195,279
                                                                                    --------            --------
  Total assets                                                                      $312,909            $315,920
                                                                                    ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                      $ 16,980            $ 15,289
Other payables  (Note 2)                                                               7,196               2,942
Accrued liabilities                                                                   32,877              32,171
Debt payable within one year                                                             879               1,806
Current payable to Financial Services                                                     29                 124
                                                                                    --------            --------
  Total current liabilities                                                           57,961              52,332

Senior debt                                                                           13,346              13,832
Subordinated debt                                                                      5,155               5,155
                                                                                    --------            --------
  Total long-term debt                                                                18,501              18,987
Other liabilities                                                                     44,103              45,104
Deferred income taxes                                                                  1,903               2,352
Liabilities of discontinued/held-for-sale operations                                     109                  94
Payable to Financial Services                                                          2,791               3,232
                                                                                    --------            --------
  Total Automotive liabilities                                                       125,368             122,101

Financial Services
Payables                                                                               2,369               2,189
Debt                                                                                 152,066             159,011
Deferred income taxes                                                                 11,039              11,061
Other liabilities and deferred income                                                  8,409               9,211
Liabilities of discontinued/held-for-sale operations                                      36                  37
                                                                                    --------            --------
  Total Financial Services liabilities                                               173,919             181,509

Minority interests                                                                       740                 659

Stockholders' equity
Capital stock
  Common Stock, par value $0.01 per share (1,837 million shares issued)                   18                  18
  Class B Stock, par value $0.01 per share (71 million shares issued)                      1                   1
Capital in excess of par value of stock                                                5,373               5,374
Accumulated other comprehensive income/(loss)                                           (913)               (414)
Treasury stock                                                                        (1,787)             (1,749)
Earnings retained for use in business                                                 10,190               8,421
                                                                                    --------            --------
  Total stockholders' equity                                                          12,882              11,651
                                                                                    --------            --------
  Total liabilities and stockholders' equity                                        $312,909            $315,920
                                                                                    ========            ========

The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (in millions)

                                                                                     March 31,        December 31,
                                                                                       2004              2003
                                                                                  ---------------   ---------------
                                                                                    (unaudited)
      ASSETS
      Cash and cash equivalents                                                     $ 18,190           $ 21,770
      Marketable securities                                                            9,343             11,872
      Loaned securities                                                                9,344              5,667
      Receivables, net                                                                 3,020              2,721
      Finance receivables, net                                                       109,867            110,893
      Net investment in operating leases                                              31,293             31,859
      Retained interest in sold receivables                                           13,369             13,017
      Inventories                                                                     10,193              9,181
      Equity in net assets of affiliated companies                                     2,971              2,959
      Net property                                                                    42,799             43,598
      Deferred income taxes                                                            4,162              7,389
      Goodwill and other intangible assets                                             7,173              7,262
      Assets of discontinued/held-for-sale operations                                    448                456
      Other assets                                                                    37,907             35,950
                                                                                    --------           --------
        Total assets                                                                $300,079           $304,594
                                                                                    ========           ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Payables                                                                      $ 26,545           $ 20,420
      Accrued liabilities                                                             29,781             29,591
      Debt                                                                           171,446            179,804
      Other liabilities and deferred income                                           52,655             53,899
      Deferred income taxes                                                            5,885              8,439
      Liabilities of discontinued/held-for-sale operations                               145                131
                                                                                    --------            -------
        Total liabilities                                                            286,457            292,284

      Minority interests                                                                 740                659

      Stockholders' equity
      Capital stock
       Common Stock, par value $0.01 per share (1,837 million shares issued)              18                 18
       Class B Stock, par value $0.01 per share (71 million shares issued)                 1                  1
      Capital in excess of par value of stock                                          5,373              5,374
      Accumulated other comprehensive income/(loss)                                     (913)              (414)
      Treasury stock                                                                  (1,787)            (1,749)
      Earnings retained for use in business                                           10,190              8,421
                                                                                    --------           --------
         Total stockholders' equity                                                   12,882             11,651
                                                                                    --------           --------
         Total liabilities and stockholders' equity                                 $300,079           $304,594
                                                                                    ========           ========

       The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries
                    CONDENSED SECTOR STATEMENT OF CASH FLOWS
                    ----------------------------------------
                  For the Periods Ended March 31, 2004 and 2003
                                  (in millions)

                                                                           First Quarter 2004            First Quarter 2003
                                                                       ---------------------------- -----------------------------
                                                                                       Financial                    Financial
                                                                        Automotive     Services      Automotive      Services
                                                                       ------------- -------------- ------------- ---------------
                                                                              (unaudited)                   (unaudited)
Cash and cash equivalents at January 1                                  $ 5,427        $16,343        $ 5,157       $ 7,064

Cash flows from operating activities before
 securities trading                                                       2,564          5,853          2,942         4,643
Net sales/(purchases) of trading securities                              (1,371)            (8)           230           (40)
                                                                        -------        -------         ------        ------
   Net cash flows from operating activities                               1,193          5,845          3,172         4,603

Cash flows from investing activities
 Capital expenditures                                                    (1,204)           (76)        (1,416)          (80)
 Acquisitions of receivables and lease investments                            -        (15,432)             -       (17,584)
 Collections of receivables and lease investments                             -         11,464              -        10,749
 Net acquisitions of daily rental vehicles                                    -         (1,041)             -          (385)
 Purchases of securities                                                 (1,342)            (2)          (566)         (149)
 Sales and maturities of securities                                       1,380            196            474           207
 Proceeds from sales of receivables
  and lease investments                                                       -          3,290              -        10,966
 Proceeds from sale of businesses                                           100              -              -           157
 Repayment of debt from discontinued operations                               -              -              -         1,421
 Net investing activity with Financial Services                             851              -            970             -
 Cash paid for acquisitions                                                   -              -             (8)            -
 Other                                                                        4             11              -            47
                                                                        -------        -------        -------       -------
   Net cash (used in)/provided by investing activities                     (211)        (1,590)          (546)        5,349

Cash flows from financing activities
 Cash dividends                                                            (183)             -           (183)            -
 Net sales/(purchases) of Common Stock                                      (60)             -            (22)            -
 Changes in short-term debt                                                (156)         4,881           (227)        2,424
 Proceeds from issuance of other debt                                       148          4,343             90         3,862
 Principal payments on other debt                                        (1,377)       (15,491)           (78)      (10,640)
 Net financing activity with Automotive                                       -           (851)             -          (970)
 Other                                                                      (10)            12             (3)           20
                                                                        -------        -------        -------       -------
   Net cash (used in)/provided by financing activities                   (1,638)        (7,106)          (423)       (5,304)

Effect of exchange rate changes on cash                                     (12)           (61)            55            78
Net transactions with Automotive/Financial Services                         (95)            95           (304)          304
                                                                        -------        -------        -------       -------

   Net increase/(decrease) in cash and cash equivalents                    (763)        (2,817)         1,954         5,030
                                                                        -------        -------        -------       -------

Cash and cash equivalents at March 31                                   $ 4,664        $13,526        $ 7,111       $12,094
                                                                        =======        =======        =======       =======

The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                  For the Periods Ended March 31, 2004 and 2003
                                  (in millions)

                                                                                      First Quarter
                                                                                   2004          2003
                                                                               ------------ --------------
                                                                                       (unaudited)
Cash and cash equivalents at January 1                                          $ 21,770      $ 12,221

Cash flows from operating activities before securities trading                     8,417         7,585
Net sales/(purchases) of trading securities                                       (1,379)          190
                                                                                --------      --------
   Net cash flows from operating activities                                        7,038         7,775

Cash flows from investing activities
 Capital expenditures                                                             (1,280)       (1,496)
 Acquisitions of receivables and lease investments                               (15,432)      (17,584)
 Collections of receivables and lease investments                                 11,464        10,749
 Net acquisitions of daily rental vehicles                                        (1,041)         (385)
 Purchases of securities                                                          (1,344)         (715)
 Sales and maturities of securities                                                1,576           681
 Proceeds from sales of receivables and lease investments                          3,290        10,966
 Proceeds from sale of businesses                                                    100           157
 Repayment of debt from discontinued operations                                        -         1,421
 Cash paid for acquisitions                                                            -            (8)
 Other                                                                                15            47
                                                                                --------      --------
   Net cash (used in)/provided by investing activities                            (2,652)        3,833

Cash flows from financing activities
 Cash dividends                                                                     (183)         (183)
 Net sales/(purchases) of Common Stock                                               (60)          (22)
 Changes in short-term debt                                                        4,725         2,197
 Proceeds from issuance of other debt                                              4,491         3,952
 Principal payments on other debt                                                (16,868)      (10,718)
 Other                                                                                 2            17
                                                                                --------      --------
   Net cash (used in)/provided by financing activities                            (7,893)       (4,757)

Effect of exchange rate changes on cash                                              (73)          133
                                                                                --------      --------

   Net increase/(decrease) in cash and cash equivalents                           (3,580)        6,984
                                                                                --------      --------

Cash and cash equivalents at March 31                                           $ 18,190      $ 19,205
                                                                                ========      ========

The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                   (unaudited)

1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries for the periods and at the dates presented. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003 (the "10-K Report"). For purposes of this report, "Ford", the "Company", "we", "our", "us" or similar references means Ford Motor Company and its consolidated subsidiaries unless the context requires otherwise.

2. Loaned Securities - We loan certain securities from our portfolio to other institutions. Cash collateral received for the loaned securities ($4,446 million at March 31, 2004) is recorded as an asset in Other current assets, offset by an obligation to return the collateral in Other payables.

3.   Automotive Inventories are summarized as follows (in millions):

                                                                          March 31,        December 31,
                                                                             2004              2003
                                                                       ----------------- -----------------
     Raw materials, work in process and supplies                         $ 3,957           $ 3,842
     Finished products                                                     7,244             6,335
                                                                         -------           -------
       Total inventories at FIFO                                          11,201            10,177
     Less LIFO adjustment                                                 (1,008)             (996)
                                                                         -------           -------
       Total inventories                                                 $10,193           $ 9,181
                                                                         =======           =======

4. Goodwill and Other Intangibles - We perform annual testing in the second quarter on goodwill and certain other intangible assets to determine if any impairment has occurred.

     Changes in the carrying amount of goodwill are as follows (in millions):

                                                         Automotive Sector                     Financial Services Sector
                                               ----------------------------------------    -----------------------------------
                                                 Americas             International          Ford Credit           Hertz
                                               ------------------    ------------------    ----------------    ---------------
     Beginning balance,
       December 31, 2003                          $  174               $5,204                $  129              $  640
      Exchange translation/other *                     -                 (110)                    -                  (2)
                                                  ------               ------                ------              ------
     Ending balance,
       March 31, 2004                             $  174               $5,094                $  129              $  638
                                                  ======               ======                ======              ======

     - - - - -
     * Primarily reflects the impact of foreign exchange.

In addition, included within Equity in net assets of affiliated companies was goodwill of $390 million at March 31, 2004.

The components of identifiable intangible assets are as follows as of March 31, 2004 (in millions):

                                               Automotive Sector                         Financial Services Sector
                                       ----------------------------------------    --------------------------------------------
                                        Amortizable         Non-amortizable          Amortizable           Non-amortizable
                                       ---------------    ---------------------    ------------------    ----------------------

     Gross carrying amount                $ 560              $ 458                    $  92                  $ 189
     Less:  accumulated
             amortization                  (116)                 -                      (45)                     -
                                          -----              -----                    -----                  -----
     Net intangible assets                $ 444              $ 458                    $  47                  $ 189
                                          =====              =====                    =====                  =====

Pre-tax amortization expense related to these intangible assets for the quarter ended March 31, 2004 was $10 million. Intangible asset amortization is forecasted to range from $30 to $40 million per year for the next five years.

                       Ford Motor Company and Subsidiaries
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                   (unaudited)



5. Variable Interest Entities - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB issued FIN 46R, which revised FIN 46, in order to clarify the provisions of the original interpretation. A Variable Interest Entity ("VIE") does not share economic risks and rewards through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that the Company is not required to consolidate but in which it has a significant variable interest.

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

     The liabilities recognized as a result of consolidating the VIEs do not represent additional claims on our general assets, rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in our March 31, 2004 balance sheet are $3.7 billion of VIE assets and $1.4 billion of VIE liabilities.

     During the first quarter of 2004, there were no significant changes to VIEs of which we are the primary beneficiary. For further discussions regarding VIEs, please see Note 13 of the Notes to the Financial Statements in the 10-K Report.

     VIEs of which we are not the primary beneficiary:
     ------------------------------------------------

     Automotive Sector
     -----------------
     Ford has several investments in other joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure (approximately $5 million at March 31, 2004) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs. For further discussions regarding VIEs of which we are not the primary beneficiary, please see Note 13 of the Notes to the Financial Statements in the 10-K Report.

     Financial Services Sector
     -------------------------
     Ford Credit has investments in certain joint ventures deemed to be VIEs of which it is not the primary beneficiary. The risks and rewards associated with Ford Credit's interests in these entities are based primarily on ownership percentages. Ford Credit's maximum exposure (approximately $129 million at March 31, 2004) to any potential losses associated with these VIEs is limited to its equity investments.

     Ford Credit also sells receivables to bank-sponsored asset-backed commercial paper issuers that are special purpose entities ("SPEs") of the sponsor bank and are not consolidated by us. At March 31, 2004, these SPEs held about $5.4 billion of retail installment sale contracts previously owned by Ford Credit.

                       Ford Motor Company and Subsidiaries
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                   (unaudited)

6. Derivative Financial Instruments - We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on our balance sheet, including embedded derivatives.

     Income  Statement  Impact:  The ineffective  portion of designated  hedges, amortization of mark-to-market adjustments associated with hedging relationships that have been terminated, and mark-to-market adjustments that reflect changes in interest rates for non-designated hedging activity are recognized in Cost of sales for the Automotive sector and in Revenues for the Financial Services sector and are shown in the table below (in millions):

                                                          First Quarter 2004                         First Quarter 2003
                                                  -----------------------------------------  ---------------------------------------
                                                                  Financial                                  Financial
                                                  Automotive      Services       Total       Automotive      Services       Total
                                                  --------------  ------------  -----------  --------------  ------------  ---------
     Income/(loss) before income taxes              $200           $ 47          $247         $(14)           $ 21          $  7

     Fair Value of Derivative Instruments: The fair value of derivatives reflects the price that a third party would be willing to pay or receive in arm's length transactions for assuming our position in the derivatives transaction and includes mark-to-market adjustments to reflect the effects of changes in the related index. The following tables summarize the estimated fair value of our derivative financial instruments, taking into consideration the effects of legally enforceable netting agreements, (in billions):

                                                                             March 31, 2004                   December 31, 2003
                                                                     --------------------------------  -----------------------------
                                                                       Fair Value       Fair Value       Fair Value      Fair Value
                                                                         Assets        Liabilities         Assets        Liabilities
                                                                     ---------------- ---------------  --------------- -------------
     Automotive Sector
     -----------------
     Total derivative financial instruments                             $ 2.0           $ 0.6            $ 2.3           $ 0.6
                                                                        =====           =====            =====           =====

     Financial Services Sector
     -------------------------
     Foreign currency swaps, forwards and options                       $ 3.8           $ 1.0            $ 6.3           $ 1.1
     Interest rate swaps                                                  4.1             0.3              3.9             0.2
     Impact of netting agreements                                        (0.3)           (0.3)            (0.3)           (0.3)
                                                                         ----           -----            -----           -----
      Total derivative financial instruments                            $ 7.6           $ 1.0            $ 9.9           $ 1.0
                                                                        =====           =====            =====           =====

7. Amounts Per Share of Common and Class B Stock - The calculation of diluted income/(loss) per share of Common and Class B Stock takes into account the effect of rights to acquire our Common Stock, such as convertible securities and stock options, considered to be potentially dilutive. Basic and diluted income/(loss) per share were calculated using the following (in millions):

                                                                          First Quarter
                                                                    --------------------------
                                                                       2004           2003
                                                                    -----------    -----------
     Diluted Income
     --------------
     Income/(loss) from continuing operations
      attributable to Common and Class B Stock                       $1,975         $  901
     Income impact of assumed conversion of
      convertible preferred securities                                   49             53
                                                                     ------         ------
       Diluted income/(loss)
        from continuing operations                                   $2,024         $  954
                                                                     ======         ======

     Average shares outstanding                                       1,832          1,832
     Issuable/(returnable) shares                                        (4)            (2)
                                                                     ------         ------
       Basic shares                                                   1,828          1,830
     Employee compensation-related shares,
      primarily stock options                                            14              5
     Convertible preferred securities                                   282            282
                                                                     ------         ------
       Diluted shares                                                 2,124          2,117
                                                                     ======         ======

8. Comprehensive Income - Other comprehensive income/(loss) primarily reflected adjustments for SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, minimum pension liability and foreign currency translation. Total comprehensive income/(loss) is summarized as follows (in millions):

                                                                         First Quarter
                                                                    --------------------------
                                                                      2004           2003
                                                                    -----------    -----------
     Net income/(loss)                                               $1,952         $  896
     Other comprehensive income/(loss)                                 (499)           412
                                                                     ------         ------
       Total comprehensive income/(loss)                             $1,453         $1,308
                                                                     ======         ======

                       Ford Motor Company and Subsidiaries
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                   (unaudited)

9. Retirement Benefits - Pension, postretirement healthcare and life insurance benefit expense is summarized as follows (in millions):

                                                                                   First Quarter
                                                  -----------------------------------------------------------------------------
                                                                Pension Benefits
                                                  --------------------------------------------------        Health Care and
                                                       U.S. Plans              Non-U.S. Plans               Life Insurance
                                                  ------------------------  ------------------------    -----------------------
                                                    2004          2003        2004         2003           2004        2003
                                                  -----------   ----------  -----------  -----------    ----------  -----------
     Service cost                                  $ 159         $ 148       $ 138        $ 123          $ 137       $ 130
     Interest cost                                   610           605         334          292            496         500
     Expected return on assets                      (803)         (790)       (400)        (346)           (56)         (9)
     Amortization of:
      Prior service cost                             125           109          26           33            (55)        (45)
      (Gains)/losses and other                         6             8          43           36            153         132
     Separation programs                               -             -          21            -              -           -
     Allocated costs to Visteon                      (26)          (22)          -            -            (63)        (79)
                                                   -----         -----       -----        -----          -----       -----
      Net expense/(income)                         $  71         $  58       $ 162        $ 138          $ 612       $ 629
                                                   =====         =====       =====        =====          =====       =====

     Company Contributions: Our policy for funded defined benefit pension plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. We do from time to time make contributions beyond those legally required.

     We previously disclosed in our financial statements for the year ended December 31, 2003 that we expected worldwide company cash outflow in respect of our defined benefit pension plans to total $1.1 billion in 2004, consisting of contributions to pension funds and benefit payments for unfunded plans. We presently anticipate contributing an additional $0.8 billion in 2004 for a total of $1.9 billion. As of March 31, 2004, $1.3 billion of contributions to pension funds and benefit payments for unfunded plans have been made.

10. Guarantees - On November 26, 2002, FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the guarantee. The fair values of guarantees and indemnifications issued since December 31, 2002 are recorded in the financial statements and are de minimis.

     At March 31, 2004, the following guarantees were issued and outstanding:

     Guarantees related to affiliates and third parties: We guarantee debt and lease obligations of certain joint ventures as well as certain financial obligations of outside third parties to support business and economic growth. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $439 million, the majority of which relates to the Automotive sector.

     In 1992, we issued $500 million of 7.25% Notes due October 1, 2008 ("Notes"). In 1999, the bondholders agreed to relieve us as the primary obligor with respect to the principal of these Notes. As part of this transaction, Ford placed certain financial assets into an escrow trust for the benefit of the bondholders, and the trust became the primary obligor with respect to the principal (Ford became secondarily liable for the entire principal amount). Currently $150 million is recorded in the financial statements as Senior debt related to this transaction, which is being amortized over the life of the Notes.

     We also have guarantees outstanding associated with a subsidiary trust, Ford Motor Company Capital Trust II ("Trust II"). For further discussions of Trust II, refer to Notes 12 and 14 of the Notes to the Financial Statements in the 10-K Report.

     Sales to third parties of Automotive receivables, with recourse: From time to time, the Automotive sector sells receivables to third parties with recourse. Receivables are sold on a rolling basis and individual sales liquidate at different times. A payment would be triggered by failure of the obligor to fulfill its obligations covered by the contract. The maximum potential amount of future payments is approximately $24 million.

                       Ford Motor Company and Subsidiaries
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                   (unaudited)

10. Guarantees (Continued)
    ----------

     Indemnifications: In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as the sale of a business. These indemnifications might include claims related to any of the following: environmental, tax and shareholder matters; intellectual property rights; governmental regulations and employment-related matters; dealer, supplier, and other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities would generally be triggered by a breach of the terms of the contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable. We are party to numerous indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

     Product Performance:
     Warranty: Estimated warranty costs and additional service actions are accrued for at the time a vehicle is sold to a dealer. Included in the warranty cost accruals are costs for basic warranty coverages on vehicles sold. Product recalls and other customer service actions are not included in the warranty reconciliation below but are also accrued for at the time of sale. Estimates for warranty costs are made based primarily on historical warranty claim experience. The following is a tabular reconciliation of the product warranty accrual (in millions):

                                                                                      First Quarter
                                                                                -----------------------------
                                                                                   2004            2003
                                                                                ------------    -------------
    Beginning balance                                                             $ 5,443         $5,401
     Payments made during the period                                                 (871)          (834)
     Changes in accrual related to warranties issued during the period                898            841
     Changes in accrual related to pre-existing warranties                            (28)           (23)
     Foreign currency translation                                                      20             61
                                                                                  -------         ------
    Ending balance                                                                $ 5,462         $5,446
                                                                                  =======         ======

11. Segment Information - The Company's operating activity consists of two operating sectors, Automotive and Financial Services.

     Segment selection is based upon the organizational structure that we use to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure.

     The Automotive sector consists of the design, development, manufacture, sale and service of cars, trucks and service parts. Our Automotive sector consists of two primary segments, Americas and International.

     The Americas segment includes primarily the sale of Ford, Lincoln and Mercury brand vehicles and related service parts in North America (U.S., Canada and Mexico) and Ford-brand vehicles and related service parts in South America, and the associated costs to design, develop, manufacture and service these vehicles and parts.

     The International segment includes primarily the sale of Ford-brand vehicles and related service parts outside of North and South America and the sale of Premier Automotive Group brand vehicles (i.e., Volvo, Jaguar, Land Rover and Aston Martin) and related service parts throughout the world (including North America and South America), together with the associated costs to design, develop, manufacture and service these vehicles and parts. Additionally, the International segment includes our share of the results of Mazda Motor Corporation and Mazda-related investments.

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

                       Ford Motor Company and Subsidiaries
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                   (unaudited)

11. Segment Information (Continued)
    -------------------

                                                                                                             Elims
(in millions)                         Automotive Sector                  Financial Services Sector a/        Other     Total
                            -----------------------------------     ---------------------------------------  -------   -----
                                        Inter-                       Ford                Elims/               b/
                            Americas   national   Other   Total     Credit     Hertz     Other     Total
                            --------   --------   -----   -----     ------     -----     -----     -----
FIRST QUARTER 2004
Revenues
  External customer         $ 23,903   $ 14,941   $  -    $ 38,844  $  4,484   $ 1,278   $   85    $  5,847  $    -    $ 44,691
  Intersegment                   872        773      -       1,645       128         5       (1)        132  (1,777)          -
Income
  Income/(loss) before
   income taxes                1,977         78   (249)      1,806     1,087        (7)       3       1,083       -       2,889

Other Disclosures
  Total assets at March 31                                 125,279   171,283    13,466    2,881     187,630       -     312,909

FIRST QUARTER 2003
Revenues
  External customer         $ 22,545   $ 11,614   $  -    $ 34,159  $  5,443   $ 1,144   $   69    $  6,656  $    -    $ 40,815
  Intersegment                 1,016        290      -       1,306        79         7       (2)         84  (1,390)          -
Income
  Income/(loss) before
   income taxes                1,205       (319)  (224)        662       727       (59)      10         678       -       1,340

Other Disclosures
  Total assets at March 31                                 112,747   165,752    11,762    4,932     182,446       -     295,193

- - - - -
a/ Financial Services sector's interest income is recorded as Revenues. b/ Includes intersector transactions occurring in the ordinary course of business.

                        Report of Independent Accountants




To the Board of Directors and Stockholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of March 31, 2004, and the related consolidated statements of income and of cash flows for each of the three-month periods ended March 31, 2004 and 2003. In addition, we have reviewed the accompanying interim sector balance sheet and the related sector statements of income and of cash flows, presented for purposes of additional analysis. The interim consolidated and sector financial statements (collectively, the "interim financial statements") are the responsibility of the Company's management.

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

As discussed in Note 5 to the interim financial statements, on July 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51."

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated and sector balance sheets as of December 31, 2003, and the related consolidated and sector statements of income and of cash flows, and consolidated statement of stockholders' equity for the year then ended (not presented herein), and in our report dated March 10, 2004, we expressed an unqualified opinion on those consolidated and sector financial statements. In our opinion, the information set forth in the accompanying consolidated and sector balance sheet information as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated and sector balance sheets from which it has been derived.



/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
April 21, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FIRST QUARTER RESULTS OF OPERATIONS

     Our worldwide net income was $2.0 billion in the first quarter of 2004, or $0.94 per diluted share of Common and Class B Stock. In the first quarter of 2003, net income was $896 million, or $0.45 per share.

     Results by business sector for the first quarter of 2004 and 2003 are shown below (in millions):

                                                                                    First Quarter
                                                                                  Net Income/(Loss)
                                                                          --------------------------------------------
                                                                                                        2004
                                                                                                    Over/(Under)
                                                                            2004        2003*           2003
                                                                          ----------- ------------ -------------------
Income/(loss) before income taxes
 Automotive sector                                                         $1,806      $  662           $1,144
 Financial Services sector                                                  1,083         678              405
                                                                           ------      ------           ------
  Total Company                                                             2,889       1,340            1,549
Provision for/(benefit from) income taxes                                     829         337              492
Minority interests in net income/(loss) of subsidiaries                        85         102              (17)
                                                                           ------      ------           ------
  Income/(loss) from continuing operations                                  1,975         901            1,074
Income/(loss) from discontinued/held-for-sale operations                      (23)         (5)             (18)
                                                                           ------      ------           ------
  Net income/(loss)                                                        $1,952      $  896           $1,056
                                                                           ======      ======           ======

------------
* Certain amounts were reclassified to conform to current period presentation consistent with the presentation in our 10-K Report. Reclassifications include profits and losses related to discontinued/held-for-sale operations.

Automotive Sector
-----------------

     Details of first quarter Automotive sector results for the first quarter of 2004 and 2003 are shown below (in millions):

                                                                              First Quarter
                                            --------------------------------------------------------------------------------
                                                                                         Income/(Loss) Before Taxes
                                                   Income/(Loss) Before Taxes              Excluding Special Items
                                            --------------------------------------   ---------------------------------------
                                                                         2004                                      2004
                                                                         Over/                                     Over/
                                                                        (Under)                                   (Under)
                                               2004         2003         2003            2004         2003         2003
                                            ---------- ------------ ---------------   ----------- ------------ -------------
Americas
 Ford North America                          $1,962       $1,236       $  726          $1,962       $1,236       $  726
 Ford South America                              15          (31)          46              15          (31)          46
                                             ------       ------      -------          ------       ------       ------
  Total Americas                              1,977        1,205          772           1,977        1,205          772

International
 Ford Europe                                    (24)        (247)         223               5         (247)         252
 Premier Automotive Group                        20          (88)         108              20          (88)         108
 Ford Asia Pacific                               28          (25)          53              28          (25)          53
 Other International                             54           41           13              54           41           13
                                             ------       ------       ------          ------      -------       ------
  Total International                            78         (319)         397             107         (319)         426

Other Automotive                               (249)        (224)         (25)           (266)        (224)         (42)
                                             ------       ------      -------         ------      -------       ------

  Total, excluding special items                                                        1,818          662        1,156

Special items                                                                             (12)*          -          (12)
                                                                                       ------       ------       ------

   Total Automotive                          $1,806       $  662       $1,144          $1,806       $  662       $1,144
                                             ======       ======       ======          ======       ======       ======

--------------
*    Special items include $(29)  million  related to the  previously  announced
     Ford Europe restructuring plan and $17 million related to a prior divestiture.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Details of Automotive sector sales and vehicle unit sales for first quarter 2004 and 2003 are shown below:

                                                       Sales                                   Vehicle Unit Sales *
                                                   (in billions)                                  (in thousands)
                                        -------------------------------------------  --------------------------------------------
                                                                    2004                                          2004
                                                                Over/(Under)                                  Over/(Under)
                                          2004       2003           2003                2004       2003           2003
                                        --------- ---------- ----------------------  --------- ----------- ----------------------
Americas
 Ford North America                       $23.3      $22.2      $ 1.1       5%         1,012      1,024       (12)        (1)%
 Ford South America                         0.6        0.3        0.3     100             66         44        22         50
                                          -----      -----      -----     ---          -----      -----       ---         --
  Total Americas                           23.9       22.5        1.4       6          1,078      1,068        10          1

International
 Ford Europe                                6.5        5.0        1.5      30            420        382        38         10
 Premier Automotive Group                   6.8        5.4        1.4      26            194        172        22         13
 Ford Asia Pacific                          1.6        1.3        0.3      23             96         82        14         17
 Other International                          -          -          -       -              -          -         -          -
                                          -----      -----      -----     ---          -----      -----       ---         --
  Total International                      14.9       11.7        3.2      27            710        636        74         12
                                          -----      -----      -----     ---          -----      -----       ---         --
   Total Automotive                       $38.8      $34.2      $ 4.6      13%         1,788      1,704        84          5 %
                                          =====      =====      =====     ===          =====      =====       ===         ==

---------------
* Includes rental repurchase and Company vehicles sold at auction and excludes new and used vehicle sales by our consolidated dealerships (consolidated beginning third quarter of 2003).

     Details of Automotive sector market share for selected markets for the first quarter 2004 and 2003 are shown below:

                                                                     2004
                                                                 Over/(Under)
                                      2004         2003              2003                  Market
                                    ------------ ------------ --------------------- ----------------------
Americas
 Ford North America                    18.7%        20.0%           (1.3) pts.       U.S. *
 Ford South America                    11.4         10.5             0.9             Brazil *

International
 Ford Europe                            9.2          9.2                -            Europe *
 Premier Automotive Group           1.4/2.3      1.2/2.1          0.2/0.2            U.S./Europe
 Ford Asia Pacific                     13.4         14.2             (0.8)           Australia *

--------------

* Excludes market share of our Premier Automotive Group brand vehicles (i.e. Volvo, Jaguar, Land Rover and Aston Martin).

Americas Automotive Segment
---------------------------

          Ford North America. The improvement in income before income taxes for Ford North America primarily reflected favorable cost performance, improved product mix, particularly related to the new Ford F-150 model, and positive net pricing. Sales were down by 12,000 units with lower market share in the U.S. offset partially by higher U.S. industry volumes. The decrease in market share primarily reflected a decline in sales to daily rental car companies and declines in the small and medium car segments. These decreases were partially offset by an increase in our market share in the full-size pick-up segment.

          Ford South America. The improvement in income before income taxes for Ford South America primarily reflected positive net pricing, favorable product mix and higher unit sales volume. The higher unit sales volume reflected stronger industry sales volumes and higher market share, particularly for the Ford EcoSport, Fiesta and Cargo models.

International Automotive Segment
--------------------------------

          Ford Europe. The improvement in income before income taxes for Ford Europe primarily reflected favorable cost performance, including the effects of our previously announced restructuring actions, higher unit sales volume and positive net pricing, offset partially by unfavorable exchange rates. During the first quarter of 2004, charges for the restructuring actions were $29 million. The increase in unit sales volume primarily reflected higher sales of the Ford C-Max model and strong sales performance in Turkey and Eastern Europe.

          Premier Automotive Group. The improvement in income before income taxes for Premier Automotive Group primarily reflected favorable cost performance, higher unit sales volume and positive net pricing, offset partially by unfavorable changes in exchange rates. The higher unit sales volume primarily reflected an increase in market share in both the U.S. and Europe.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Ford Asia Pacific. The improvement in income before income taxes for Ford Asia Pacific primarily reflected favorable changes in exchange rates in Australia and South Africa and favorable cost performance. The increase in vehicle unit sales volume primarily reflected stronger industry volumes and higher market share in several markets.

Other Automotive
----------------

     The increase in loss before income taxes for Other Automotive primarily reflected the reclassification of interest expense on our 6.50% Junior Subordinated Debentures due 2032 held by a subsidiary trust, Ford Motor Company Capital Trust II. Prior to July 1, 2003, this interest expense was included in Minority interests in net income/(loss) of subsidiaries.

Financial Services Sector
-------------------------

     Our Financial Services sector includes two primary segments, Ford Credit and Hertz. Details of Financial Services sector income/(loss) before income taxes for the first quarter of 2004 and 2003 are shown below (in millions):

                                                                    First Quarter
                                                          Income/(Loss) Before Income Taxes
                                                          ------------------------------------------
                                                                                          2004
                                                                                       Over/(Under)
                                                            2004          2003            2003
                                                          ------------  -----------  ---------------
Ford Credit                                               $1,087        $  727        $  360
Hertz*                                                        (7)          (59)           52
Other Financial Services                                       3            10            (7)
                                                          ------        ------        ------

   Total Financial Services sector                        $1,083          $678        $  405
                                                          ======          ====        ======

--------------
* Includes amortization expense related to intangibles recognized upon consolidation of Hertz.

Ford Credit
-----------

     The improvement in income before income taxes primarily reflected improved credit loss performance, higher auction values for used vehicles, and the favorable impact of the low interest rate environment, offset partially by the impact of lower off-balance sheet securitizations and whole-loan sale transactions.

     Details of actual credit losses net of recoveries ("credit losses") and loss-to-receivables ratios (annualized credit losses during a period as a percentage of average net receivables for that period) for the first quarter of 2004 and 2003 are shown below:

                                                                    First Quarter
                                                               -------------------------
                                                                 2004          2003
                                                               ------------  -----------
Credit losses (in millions)
  On-balance sheet                                               $335          $493
  Managed                                                         493           686

Loss-to-receivables ratio
  On-balance sheet                                              1.03%          1.61%
  On-balance sheet (including credit losses
   associated with reacquired receivables)*                     1.11%          1.61%

-----------

* Ford Credit believes that the use of the on-balance sheet loss-to-receivables ratio that includes the credit losses on reacquired receivables is useful to investors because it provides a more complete presentation of Ford Credit's on-balance sheet credit loss performance.

     The decrease of $158 million in credit losses for the on-balance sheet portfolio primarily reflected improved credit loss performance in the U. S. retail installment and operating lease portfolio resulting from lower repossessions and lower average loss per repossession. Lower on-balance sheet receivables at Ford Credit's subsidiaries, Fairlane Credit, LLC ("Fairlane Credit") and Triad Financial Corporation ("Triad"), which purchase primarily sub-prime finance contracts, also contributed to the decline in credit losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Ford Credit's finance receivables, net of allowance for credit losses, and net investment in operating leases for on-balance sheet, securitized off-balance sheet, managed and serviced portfolios are shown below (in billions):

                                                                                   March 31,         December 31,
                                                                                     2004              2003
                                                                                  ---------------- -----------------
On-balance sheet (including on-balance sheet securitizations)                       $130.1            $132.1
Securitized off-balance sheet                                                         48.4              49.4
                                                                                    ------            ------
  Managed                                                                           $178.5            $181.5
                                                                                    ======            ======

  Serviced                                                                          $184.9            $188.8

     The decrease in the on-balance sheet finance receivables and net investment in operating leases of $2 billion primarily reflected the impact of lower lease and retail placement volumes. The decrease in securitized off-balance sheet receivables of $1 billion reflected the slower pace of off-balance sheet securitizations.

     Shown below is Ford Credit's allowance for credit losses related to finance receivables and operating leases for the periods specified:

                                                                                   March 31,       December 31,
                                                                                     2004              2003
                                                                                  ---------------- ----------------
Allowance for credit losses
 On-balance sheet (in billions)                                                       $2.9              $3.0
 As a percent of on-balance sheet receivables                                         2.25%             2.28%

     The decrease in the allowance for credit losses of about $100 million primarily reflected lower receivables in the Fairlane Credit and Triad portfolios, and improving portfolio performance, especially in the United States.

     The following table summarizes the activity related to the off-balance sheet sales of receivables reported as revenues for the periods indicated (in millions):

                                                                                          First Quarter
                                                                                    --------------------------------
                                                                                      2004              2003
                                                                                    --------------    --------------
Net gain on sales of receivables                                                    $    61           $   233
Servicing fees                                                                          119               197
Interest income from retained securities                                                139               210
Excess spread and other                                                                 230               251
                                                                                    -------           -------
    Investment and other income related to sales of receivables                         549               891
Less: Whole-loan income                                                                 (24)              (61)
                                                                                    -------           -------
    Income related to off-balance sheet securitizations                             $   525           $   830
                                                                                    =======           =======
Memo:
  Finance receivables sold                                                          $ 2,452           $10,582
  Servicing portfolio as of period-end                                               54,807            79,609
  Pre-tax gain per dollar of retail receivables sold                                    2.5%              2.2%

     Investment and other income related to sales of receivables decreased $342 million or 38% from $891 millioin in first quarter 2003 to $549 million in first quarter of 2004. Lower gains in the first quarter of 2004 resulted from lower amounts of retail finance receivables sold, down about $8 billion compared with the first quarter of 2003, reflecting primarily lower funding requirements. Lower amounts of other receivables sales income reflected primarily lower levels of outstanding sold receivables compared with a year ago. Outstanding sold receivables declined about $25 billion reflecting primarily lower funding requirements and the re-acquisition of FCAR Owner Trust receivables. Excluding the effects of whole-loan sale transactions, which totaled $10.4 billion in the 2002-2003 period, off-balance sheet securitization income declined $305 million from $830 million in the first quarter 2003 to $525 million in the first quarter of 2004.

     The net impact of off-balance sheet securitizations on earnings in a given period will vary depending on the amount and type of receivables sold and the timing of the transactions in the current period and the preceding two-to-three year period, as well as the interest rate environment at the time the finance receivables were originated and securitized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table shows, on an analytical basis, the earnings impact of off-balance sheet securitizations had Ford Credit reported them as on-balance sheet and funded them through asset-backed financings for the periods indicated (in millions):

                                                                                                 First Quarter
                                                                                               ------------------------
                                                                                                 2004         2003
                                                                                               -----------  -----------
Financing revenue
 Retail revenue                                                                                $  702       $1,079
 Wholesale revenue                                                                                267          292
                                                                                               ------       ------
  Total financing revenue                                                                         969        1,371
Borrowing cost                                                                                   (269)        (482)
                                                                                               ------       ------
  Net financing margin                                                                            700          889
Credit losses                                                                                    (133)        (193)
                                                                                               ------       ------
    Income before income taxes                                                                 $  567       $  696
                                                                                               ======       ======

Memo:
Income related to off-balance sheet securitizations                                            $  525       $  830
Recalendarization impact of off-balance sheet securitizations                                     (42)         134

     In the first quarter of 2004, the impact to earnings of off-balance sheet securitizations was $42 million lower than had these transactions been structured as on-balance sheet securitizations. This difference results from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in off-balance sheet securitizations increases or decreases over time.

Hertz
-----

     In the first quarter of 2004, loss before income taxes was $7 million, compared with $59 million in the first quarter of 2003. The improvement was primarily due to higher rental car demand and favorable cost performance offset partially by unfavorable pricing.


LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

     For the Automotive sector, liquidity and capital resources include cash generated by operations, gross cash balances, funds raised in capital markets and committed credit lines.

     Gross Cash. Automotive gross cash includes cash and cash equivalents, marketable and loaned securities and assets contained in a short-term Voluntary Employee Beneficiary Association trust ("VEBA") as detailed below (in billions):

                                                                              2004                            2003
                                                                  ------------------------------  -----------------------------
                                                                     March 31       January 1       March 31        January 1
                                                                  ---------------  -------------  --------------   ------------
   Cash and cash equivalents                                        $ 4.7           $ 5.4           $ 7.1           $  5.2
   Marketable securities                                              8.4            10.8            17.3             17.4
   Loaned securities                                                  9.3             5.7               -                -
                                                                    -----           -----           -----           ------
    Total cash, marketable and
     loaned securities                                               22.4            21.9            24.4             22.6
   Short-term VEBA assets                                             4.1             4.0             2.2              2.7
                                                                    -----           -----           -----           ------
      Gross cash                                                    $26.5           $25.9           $26.6           $ 25.3
                                                                    =====           =====           =====           ======

     In managing our business, we classify changes in gross cash into four categories: operating-related (both including and excluding pension/long-term VEBA contributions and tax refunds), capital transactions with the Financial Services sector, acquisitions and divestitures and other (primarily financing related). Our key metric for operating-related cash flow is cash flow before funded pension plan and long-term VEBA contributions and tax refunds. This metric best represents the ability of our Automotive operations to generate cash. We believe the cash flow analysis reflected in the table below, which differs from a cash flow statement presented in accordance with GAAP, is useful to investors because it includes cash flow elements that we consider to be related to our operating activities (e.g., capital spending) that are not included in Cash flows from operating activities before securities trading, the most directly comparable GAAP financial measure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Changes in Automotive gross cash for the first quarter of 2004 and 2003 are summarized below (in billions):

                                                                                        First Quarter
                                                                                      -----------------------
                                                                                        2004        2003
                                                                                      ----------  -----------
   Gross cash at end of period                                                          $26.5       $26.6
   Gross cash at beginning of period                                                     25.9        25.3
                                                                                        -----       -----
    Total change in gross cash                                                          $ 0.6       $ 1.3
                                                                                        =====       =====

   Operating-related cash flows
    Automotive income/(loss) before income taxes, excluding special items               $ 1.8       $ 0.7
    Capital expenditures                                                                 (1.2)       (1.4)
    Depreciation and special tools amortization                                           1.6         1.4
    Changes in receivables, inventory and trade payables                                  0.4        (0.3)
    Other                                                                                (0.3)        0.6
                                                                                        -----       -----
     Total operating-related cash flows before pension/long-term VEBA
      contributions and tax refunds                                                       2.3         1.0
    Funded pension plans/long-term VEBA contributions                                    (1.2)       (1.2)
    Tax refunds                                                                             -         0.9
                                                                                        -----       -----
      Total operating-related cash flows                                                  1.1         0.7
   Capital transactions with Financial Services sector *                                  0.9         0.8
   Divestitures                                                                           0.2         0.2
   Other
    Dividends paid to shareholders                                                       (0.2)       (0.2)
    Changes in total Automotive sector debt                                              (1.4)       (0.2)
                                                                                        -----       -----
      Total change in gross cash                                                        $ 0.6       $ 1.3
                                                                                        =====       =====

------------
   * Primarily dividends, capital contributions, loans and loan repayments.

     Shown in the table below is a reconciliation between Cash flows from operating activities before securities trading and operating-related cash flows, calculated as shown in the table above, for the first quarter of 2004 and 2003 (in billions):

                                                                                        First Quarter
                                                                                      -----------------------
                                                                                        2004        2003
                                                                                      ----------  -----------
   Cash flows from operating activities before securities trading a/                    $ 2.6       $ 2.9
   Items included in operating-related cash flow
    Capital expenditures                                                                 (1.2)       (1.4)
    Net transactions between Automotive and Financial Services sectors b/                (0.1)       (0.3)
    Other                                                                                (0.2)       (0.5)
                                                                                        -----       -----
   Operating-related cash flows                                                         $ 1.1       $ 0.7
                                                                                        =====       =====

-------------
   a/ As shown in our condensed sector statement of cash flows for the Automotive sector.
   b/ Primarily payables and receivables between the sectors in the normal course of business, as shown in our condensed sector statement of cash flows.

     Automotive operating-related cash flow, excluding pension and long-term VEBA contributions and tax refunds, was positive at $2.3 billion for the first quarter of 2004. This reflects Automotive pre-tax profit ($1.8 billion), capital spending net of depreciation and amortization ($400 million), and changes in working capital ($400 million), offset by other operating-related changes, primarily timing differences between expense or revenue recognition and the corresponding cash payments for items such as health care, pension, marketing and warranty ($300 million).

     In the first quarter of 2004, we contributed a total of $1.2 billion to our non-U.S. funded pension plans, including a pull-ahead of contributions planned for 2005. An additional contribution to non-U.S. funded pension plans of about $200 million was made on April 1, 2004.

     Capital   transactions  with  the  Financial  Services  sector,   including
dividends received from Ford Credit, totaled approximately $900 million in the first quarter of 2004.

     Cash flow related to changes in Automotive sector debt in the first quarter 2004 was an outflow of $1.4 billion, representing primarily the repurchase of about $700 million of senior debt and the redemption, on January 2, 2004, of the entire amount outstanding of our 9% Trust Originated Preferred Securities. This redemption had the effect of reducing our subordinated debt by about $700 million (included in Debt payable within one year at December 31, 2003).

     Debt. At March 31, 2004, our Automotive sector had total senior debt of $14.2 billion, compared with $15.0 billion at December 31, 2003. The debt decrease primarily reflects the repurchase described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Ford Motor Company Capital Trust II (the "Trust") had outstanding $5.0 billion of trust preferred securities at March 31, 2004. The dividend and liquidation preferences on these securities are paid from interest and principal payments on our junior subordinated debentures held by the Trust in a principal amount of $5.2 billion.

Financial Services Sector
-------------------------

Ford Credit
-----------

     Debt and Cash. Ford Credit's total debt was $142.4 billion at March 31, 2004, down $7.3 billion compared with December 31, 2003. This decrease primarily reflected repayment of debt maturing in the first quarter of 2004 and lower asset levels, which reduced funding needs. Ford Credit's unsecured commercial paper outstanding at March 31, 2004 totaled $6.8 billion, up $700 million compared with December 31, 2003.

     Funding. During the first quarter of 2004, Ford Credit issued $3.4 billion of long-term debt with maturities of one to 10 years, including $1.4 billion of unsecured institutional funding, $1.3 billion of unsecured retail bonds, about $500 million of on-balance sheet securitizations and about $200 million of other long-term debt.

     Ford Credit expects its full-year 2004 public term funding requirements to be between $16 billion and $22 billion. In the first quarter of 2004, Ford Credit completed about $3 billion of public term funding transactions, or 14% to 19% of its full-year requirements.

     Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing its capital structure. Ford Credit calculates leverage on a financial statement basis and on a managed basis.

     Ford Credit's financial statement leverage (debt-to-equity ratio) is calculated in the following table:

                                                               March 31,       December 31,
                                                                 2004              2003
                                                             ----------------  ----------------
Total debt (in billions)                                       $142.4            $149.7
Total stockholder's equity (in billions)                         12.3              12.5
Debt-to-equity ratio (to 1)                                      11.6              12.0

     At March 31, 2004, Ford Credit's financial statement leverage was 11.6 to 1, compared with 12.0 to 1 at December 31, 2003. This decrease in leverage resulted primarily from the lower amount of debt on Ford Credit's balance sheet at March 31, 2004.

     Ford Credit's managed leverage is calculated in the following table (in billions, except ratios):

                                                               March 31,       December 31,
                                                                 2004              2003
                                                             ----------------  ----------------
Total debt                                                     $142.4            $149.7
Securitized off-balance sheet
 receivables outstanding                                         48.4              49.4
Retained interest in securitized
 off-balance sheet receivables                                  (13.4)            (13.0)
Adjustments for cash and
 cash equivalents                                               (12.5)            (15.7)
Adjustments for SFAS No. 133                                     (5.2)             (4.7)
                                                               ------            ------
  Adjusted debt                                                $159.7            $165.7
                                                               ======            ======

Total stockholder's equity
 (including minority interest)                                 $ 12.3            $ 12.5
Adjustment for SFAS No. 133                                       0.2               0.2
                                                               ------            ------
  Adjusted equity                                              $ 12.5            $ 12.7
                                                               ======            ======

Managed debt-to-equity ratio (to 1)                              12.8              13.0

     At March 31, 2004, Ford Credit's managed leverage was 12.8 to 1, down slightly from 13.0 to 1 at December 31, 2003. Ford Credit's dividend policy is based in part on its strategy to maintain managed leverage at the lower end of the 13 - 14 to 1 range. As a result of improved profitability and lower managed receivable levels, Ford Credit paid dividends of $900 million in the first quarter of 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Hertz
-----

     Debt and Cash. At March 31, 2004, Hertz had total debt of $8.0 billion, up $325 million from December 31, 2003. Commercial paper outstanding at March 31, 2004 totaled $2.0 billion, compared with $2.2 billion at December 31, 2003. At March 31, 2004, Hertz had cash and cash equivalents of $1.0 billion, up from $610 million, at December 31, 2003.

     Hertz has an asset backed securitization ("ABS") program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing resources. On March 31, 2004, Hertz issued $600 million of medium term notes under its ABS program. As of March 31, 2004, $1.1 billion was outstanding under the ABS program consisting of $460 million of commercial paper and the $600 million of medium term notes.

Total Company
-------------

     Stockholders' Equity. Our stockholders' equity was $12.9 billion at March 31, 2004, up $1.2 billion from December 31, 2003. The increase primarily reflected net income of $2.0 billion less dividends of $183 million and other comprehensive loss of $499 million. See Note 8 of the Notes to the Financial Statements for further discussion of other comprehensive income/(loss).

     Debt Ratings. In April 2004, Moody's Investors Service, Inc. ("Moody's") and, in May 2004, Standard & Poor's Rating Services, a division of McGraw-Hill Companies, Inc. ("S&P"), each affirmed the long and short-term debt ratings of, and their outlook or trend for, Ford, Ford Credit and Hertz. In April 2004, Dominion Bond Rating Service Limited ("DBRS") affirmed the long and short term debt ratings of, and its trend for, Ford and Ford Credit, but not Hertz. In May 2004, Fitch, Inc.("Fitch") affirmed the long and short-term debt ratings of Ford, Ford Credit and Hertz, and revised the outlook for all three entities to stable from negative. The ratings as of May 6, 2004 were as follows:

                               DBRS                      Fitch                     Moody's                        S&P
                -----------------------------     ----------------------  -----------------------   -------------------------
                 Long-      Short-     Trend      Long-  Short-            Long-  Short-            Long-    Short-
                  term       term                 term   term    Outlook   term   term    Outlook   term     term     Outlook
                 ---------  ---------  ------     -----  ------  -------   -----  ------  -------   -------  -------  -------
Ford             BBB(high)   R-1(low)  Stable     BBB+    F2      Stable    Baa1   P-2     Negative   BBB-    A-3      Stable
Ford Credit      BBB(high)   R-1(low)  Stable     BBB+    F2      Stable    A3     P-2     Negative   BBB-    A-3      Stable
Hertz            BBB(high)   R-1(low)  Negative*  BBB+    F2      Stable    Baa2   P-2     Negative   BBB-    A-3      Stable

--------------
*Short-term trend is stable.

OFF-BALANCE SHEET ARRANGEMENTS

     Special Purpose Entities - At March 31, 2004, the total outstanding principal amount of receivables sold by Ford Credit that was held by off-balance sheet securitization trusts was $48.4 billion, down $1.0 billion from December 31, 2003. Ford Credit's retained interests in such sold receivables at March 31, 2004 were $13.4 billion, up about $400 million from December 31, 2003. The decrease in receivables held by off-balance sheet securitization trusts primarily reflected amortization of our off-balance sheet securitized portfolio offset partially by securitization activity in the first quarter of 2004. The increase in retained interests primarily reflected a higher level of dealer floorplan inventories supporting our wholesale securitization programs.


RECENT DEVELOPMENTS

     Since the first quarter of 2003, we have reported two segments within our Automotive sector. As a result of recently announced changes in our management structure that became effective on May 1, 2004 (see our Current Report on Form 8-K dated April 22, 2004), beginning with the second quarter of 2004, we will expand the number of operating segments we present in the Notes to the Financial Statements by reporting three segments within our Automotive sector--The Americas, Ford Europe and PAG, and Ford Asia Pacific and Mazda. The Americas segment will continue to primarily include the sale of Ford, Lincoln and Mercury brand vehicles and related service parts in North America (U.S., Canada and Mexico) and the sale of Ford-brand vehicles and related service parts in South America, together with the associated costs to design, develop, manufacture and service these vehicles and parts. The Ford Europe and PAG segment will primarily include the sale of Ford-brand vehicles and related service parts in Europe and Turkey and the sale of Premier Automotive Group ("PAG") brand vehicles (i.e., Volvo, Jaguar, Land Rover and Aston Martin) and related service parts throughout the world (including North and South America), together with the associated costs to design, develop, manufacture and service these vehicles and parts. The Ford Asia Pacific and Mazda segment will primarily include the sale of Ford-brand vehicles in the Asia Pacific region and South Africa, together with the associated costs to design, develop, manufacture and service these vehicles and parts, and also include our share of the results of Mazda Motor Corporation, of which we

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

own 33.4%, and certain of our Mazda-related investments. Our intention is to continue to discuss the results of operations of the business units within these segments (i.e., Ford North America, Ford South America, Ford Europe, PAG, and Ford Asia Pacific) in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our periodic reports.

OUTLOOK

     Shown  below  is  our  2004  planning   assumptions,   operational  metrics
milestones and financial results milestones and our outlook for achieving these milestones:

                                                                                                       Full Year
                                                                      Base                              Outlook
                                                        -------------------------------------------    --------------
         Planning Assumptions
         --------------------
         Industry volume (SAAR) - U.S.                       17.0 million units                           17.0
                                  Europe                     16.9 million units                           17.0

                                                                    Milestone
                                                        -------------------------------------------
         Operation Metrics
         -----------------
         Quality                                        Improve in all regions                          On track
         Market share                                   Flat or improve in all regions                   Mixed
         Automotive cost performance a/                 Improve by at least $500 million                 Better
         Capital spending                               $7 billion                                      On track
         Operating-related cash flow b/                 $1.2 billion positive                           On track

         Financial Results                                    Pre-tax income c/
         -----------------                                    --------------
                                                              (in billions)
          Automotive
           Americas
            Ford North America                                $ 1.5  - $ 1.7                             Better
            Ford South America                                 (0.1) -     0                            On track
           International
            Ford Europe                                        (0.2) -  (0.1)                           On track
            PAG                                                 0.5  -   0.6                            At risk
            Ford Asia Pacific                                     0  -   0.1                            On track
                                                              -----    -----
           Total Automotive                                     0.9  -   1.1                            On track
          Financial Services                                    2.6  -   2.7                             Better
                                                              -----    -----
           Total Company                                      $ 3.5  - $ 3.8                             Better
                                                              =====    =====

         ----------------------------
         a/   At constant volume, mix and exchange; excluding special items.
         b/   Excluding pension/long-term VEBA contributions and tax refunds.
         c/   Excluding special items.

     We believe our Automotive sector is on track to achieve $0.9 to $1.1 billion of pre-tax income in 2004, excluding special items. Our present expectation is that Ford North America will exceed the full year milestone of $1.5 to $1.7 billion for the year. The strong first quarter performance of Ford North America provides encouragement in this regard. Ford South America, Ford
Europe and Ford Asia Pacific appear to be on track to meet the full year milestones. PAG is at risk of not meeting the full year milestone of $500 million to $600 million primarily because of unfavorable changes in exchange rates.

     First quarter 2004 results for the Financial Services sector exceeded our expectations, reflecting continued improvement in credit losses and higher auction values for used vehicles at Ford Credit. Based on the improved profit outlook for Ford Credit, we expect that the Financial Services sector will exceed the full-year earnings milestone of $2.6 - $2.7 billion. At year-end
2004, we expect Ford Credit's managed receivables to be in the $170 to $175 billion range.

     Overall, we expect to exceed our total company milestone for pre-tax income, excluding special items. We expect special items for the full year to be about $200 million pre-tax (or about $0.07 per share) consisting primarily of the disposition of non-core businesses and completion of the Ford Europe restructuring actions. While the economies in the United States and Western Europe appear to be gaining momentum, there are a number of uncertainties and risks we are facing. For example, the potential for interest rates to rise appears  increasingly  likely  and  the  recent  exchange  rate  volatility  may continue. Also, the pricing and competitive environment in the automotive industry remains intense and may intensify further in the balance of the year with many new products scheduled to be introduced in 2004 by various manufacturers. As a result of several new product introductions we have planned for later this year, we will experience a number of plant changeovers, which will affect the calendarization of our production, and we will incur significant product launch costs.

     Based on the foregoing and subject to the risks described above as well as under "Risk Factors" below, for full-year 2004, we are increasing our per share earnings guidance by $0.30 from a range of $1.20 to $1.30 to a range of $1.50 to $1.60, excluding special items. We expect second quarter per share earnings to be $0.30 to $0.35, excluding special items.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RISK FACTORS

     Statements included or incorporated by reference herein may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

o greater price competition resulting from currency fluctuations, industry overcapacity or other factors;
o a significant decline in industry sales, particularly in the U.S. or Europe, resulting from slowing economic growth, geo-political events or other factors;
o    lower-than-anticipated market acceptance of new or existing products;
o work stoppages at key Ford or supplier facilities or other interruptions of supplies;
o the discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
o increased safety, emissions, fuel economy or other regulation resulting in higher costs and/or sales restrictions;
o unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;
o worse-than-assumed economic and demographic experience for our post retirement benefit plans (e.g., investment returns, interest rates, health care cost trends, benefit improvements);
o    currency or commodity price fluctuations;
o    changes in interest rates;
o    a market shift from truck sales in the U.S.;
o    economic difficulties in any significant market;
o    reduced availability of or higher prices for fuel;
o    labor or other constraints on our ability to restructure our business;
o a change in our requirements under long-term supply arrangements under which we are obligated to purchase minimum quantities or pay minimum amounts;
o    credit rating downgrades;
o inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts;
o    higher-than-expected credit losses;
o    lower-than-anticipated residual values for leased vehicles;
o increased price competition in the rental car industry and/or a general decline in business or leisure travel due to terrorist attacks, acts of war, epidemic disease or measures taken by governments in response thereto that negatively affect the travel industry; and
o    our inability to implement the Revitalization Plan.

OTHER FINANCIAL INFORMATION

     The interim financial information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 has not been audited by PricewaterhouseCoopers LLP ("PwC"). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.


Item 3. Quantitative and Qualitative Discussion about Market Risks

     There is no material change in the information reported under Part II, Item 7A of our 10-K Report.

Item 4.  Controls and Procedures

     Evaluation of disclosure controls and procedures. William Clay Ford, Jr., our Chief Executive Officer, and Donat R. Leclair, our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2004 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and regulations.

     Change in internal controls. No changes in the Company's internal controls over financial reporting occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           Part II. Other Information


Item 1.  Legal Proceedings

Environmental Matters
---------------------

     St. Louis Assembly Plant Enforcement Action. The Department of Justice has advised us that the U.S. EPA has referred a matter regarding refrigerants used in several types of process equipment at our St. Louis Assembly Plant to it for civil enforcement. The referral is based on their belief that the plant did not comply with all of the Clean Air Act's recordkeeping, testing, and repair requirements related to process equipment with regulated refrigerants. It is likely that the Department of Justice will seek monetary sanctions of $100,000 or more for these alleged violations.


Class Actions
-------------

     Firestone Class Actions. (Previously discussed on page 28 of the 10-K Report). In the Illinois class action in which a statewide class was certified, Plaintiffs have amended their complaint to allege vehicle stability claims in addition to tire claims. The trial court has ruled that the order certifying a statewide class to litigate the tire claims applies equally to the vehicle stability claims. We expect a trial date to be set for late this year.

     Paint Class Actions. (Previously discussed on page 29 of the 10-K Report). The Texas Court of Appeals has reversed the trial court order that certified a nationwide class, and remanded the case to the trial court for further proceedings.


Item 2.  Changes in Securities and Use of Proceeds

     During the first quarter of 2004, we issued a total of 395,113 shares of our common stock under the 1998 Long-Term Incentive Plan to certain directors and officers as part of their total compensation. Such shares, which included shares issued on March 31, 2004 pursuant to the consulting agreement between us and Mr. Edsel B. Ford II, a director of the Company, were not registered pursuant to the Securities Act of 1933, as amended, in reliance on Section 4(2) thereof.

     During the first quarter of 2004, we purchased shares of our Common Stock as follows:

                                                                        Total Number of              Maximum Number (or
                                                                      Shares Purchased as       Approximate Dollar Value) of
                                Total Number of        Average          Part of Publicly           Shares that May Yet Be
                               Shares Purchased      Price Paid        Announced Plans or       Purchased Under the Plans or
          Period                      a/              per Share             Programs                      Programs
---------------------------    ------------------    ------------    -----------------------   -------------------------------
     January 1, 2004
         through                                                                               No publicly announced
     January 31, 2004              2,362,696           $16.33                  0               repurchase program in place

     February 1, 2004
         through                                                                               No publicly announced
    February 29, 2004              1,512,093            14.13                  0               repurchase program in place

      March 1, 2004
         through                                                                               No publicly announced
      March 31, 2004               1,530,637            13.44                  0               repurchase program in place
                                   ---------                                   -

                                                                                               No publicly announced
         Total                     5,405,426            14.90                  0               repurchase program in place
                                   =========                                   =

----------

a/ We currently do not have a publicly announced repurchase program in place. All of the shares were purchased from the Ford Motor Company Savings and Stock Investment Plan for Salaried Employees ("SSIP") and the Tax Efficient Savings Plan for Hourly Employees ("TESPHE"). Shares are generally purchased from the SSIP and TESPHE when participants in those plans elect to sell units in the Ford Stock Fund upon retirement, upon termination of employment with the Company, related to an in-service distribution, or to fund a loan against an existing account balance in the Ford Stock Fund. Shares are not purchased from these plans when a participant transfers account balances out of the Ford Stock Fund and into another investment option under the plans.

Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits
     --------

           Please refer to the Exhibit Index on Page 28.

 (b) Reports on Form 8-K
     -------------------

     The Registrant filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

     Current report on Form 8-K dated January 5, 2004 included information relating to U.S. retail sales of Ford vehicles in 2003.

     Current report on Form 8-K dated January 9, 2004 included information relating to Ford's 2004 financial milestones.

     Current report on Form 8-K dated January 22, 2004 included information relating to Ford's fourth quarter 2003 and full year 2003 financial results.

     Current report on Form 8-K dated February 3, 2004 included information relating to U.S. retail sales of Ford vehicles in January 2004.

     Current report on Form 8-K dated March 2, 2004 included information relating to U.S. retail sales of Ford vehicles in February 2003.





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



                                             FORD MOTOR COMPANY
                                       ------------------------------
                                               (Registrant)






Date:      May 6, 2004              By:
           -----------                     /s/James C. Gouin
                                       -------------------------------------
                                            James C. Gouin
                                            Vice President and Controller

                                  EXHIBIT INDEX
                                  -------------

  Designation                            Description                                          Method of Filing
  ------------------    ---------------------------------------------------------  --------------------------------------------

  Exhibit 3             By-Laws as amended through April 21, 2004                          Filed with this Report

  Exhibit 12            Ford Motor Company and Subsidiaries Calculation                    Filed with this Report
                        of Ratio of Earnings to Combined Fixed Charges
                        and Preferred Stock Dividends

  Exhibit 15            Letter of PricewaterhouseCoopers LLP, Independent                  Filed with this Report
                        Accountants, dated May 6, 2004, relating to
                        Financial Information

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