Form 10-Q
period 2004-06-30
FORD MOTOR CO
filed 2004-08-05
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q






(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004 OR
                                                         -------------

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 For the transition period from           to
                                                         ---------    ---------

                          Commission file number 1-3950
                                                 ------

                               FORD MOTOR COMPANY
                               ------------------
             (Exact name of registrant as specified in its charter)


        Incorporated in Delaware                   38-0549190
     --------------------------------         ----------------------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification Number)


   One American Road, Dearborn, Michigan                      48126
 ---------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)

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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 28, 2004 the Registrant had outstanding 1,758,935,347 shares
             -------------                                -------------
of Common Stock and 70,852,076 shares of Class B Stock.
                    ----------






               Exhibit index located on sequential page number 34

                          Part I. Financial Information

Item 1.  Financial Statements


                       Ford Motor Company and Subsidiaries
                           SECTOR STATEMENT OF INCOME
                           --------------------------
                  For the Periods Ended June 30, 2004 and 2003
                     (in millions, except per share amounts)

                                                                               Second Quarter                First Half
                                                                          ------------------------- ---------------------------
                                                                             2004          2003          2004          2003
                                                                          ----------- ------------- ------------- -------------
                                                                                (unaudited)                 (unaudited)
AUTOMOTIVE
Sales                                                                      $36,719       $34,142       $75,563       $68,301
Costs and expenses
Cost of sales                                                               33,834        31,660        67,905        62,715
Selling, administrative and other expenses                                   2,842         2,456         5,590         4,754
                                                                           -------       -------       -------       -------
  Total costs and expenses                                                  36,676        34,116        73,495        67,469
                                                                           -------       -------       -------       -------
Operating income/(loss)                                                         43            26         2,068           832

Interest income                                                                128           134           245           282
Interest expense                                                               312           229           704           542
                                                                           -------       --------      -------        ------
  Net interest income/(expense)                                               (184)          (95)         (459)         (260)
Equity in net income/(loss) of affiliated companies                             84            72           140            93
                                                                           -------       --------      -------        ------
Income/(loss) before income taxes - Automotive                                 (57)            3         1,749           665

FINANCIAL SERVICES
Revenues                                                                     6,083         6,440        11,930        13,096
Costs and expenses
Interest expense                                                             1,422         1,598         2,872         3,242
Depreciation                                                                 1,661         2,255         3,392         4,808
Operating and other expenses                                                 1,259         1,193         2,471         2,381
Provision for credit and insurance losses                                      182           679           553         1,272
                                                                           -------       -------       -------       -------
  Total costs and expenses                                                   4,524         5,725         9,288        11,703
                                                                           -------       -------       -------       -------
Income/(loss) before income taxes - Financial Services                       1,559           715         2,642         1,393
                                                                           -------       -------       -------       -------
TOTAL COMPANY
Income/(loss) before income taxes                                            1,502           718         4,391         2,058
Provision for/(benefit from) income taxes                                      268           194         1,097           531
                                                                           -------       -------       -------       -------
Income/(loss) before minority interests                                      1,234           524         3,294         1,527
Minority interests in net income/(loss) of subsidiaries                         72            98           157           200
                                                                           -------       -------       -------       -------
Income/(loss) from continuing operations                                     1,162           426         3,137         1,327
Income/(loss) from discontinued/held-for-sale operations                         3            (9)          (20)          (14)
                                                                           -------       -------       -------       -------
Net income/(loss)                                                          $ 1,165       $   417       $ 3,117       $ 1,313
                                                                           =======       =======       =======       =======

Average number of shares of Common and Class B
 Stock outstanding                                                           1,831         1,832         1,832         1,832


AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 7)
Basic income/(loss)
 Income/(loss) from continuing operations                                  $  0.64       $  0.23       $  1.72       $  0.72
 Income/(loss) from discontinued/held-for-sale operations                        -             -         (0.01)            -
                                                                           -------       -------       -------       -------
 Net income/(loss)                                                         $  0.64       $  0.23       $  1.71       $  0.72
                                                                           =======       =======       =======       =======
Diluted income/(loss)
 Income/(loss) from continuing operations                                  $  0.57       $  0.22       $  1.52       $  0.67
 Income/(loss) from discontinued/held-for-sale operations                        -             -         (0.01)           -
                                                                           -------       -------       -------       -------
 Net income/(loss)                                                         $  0.57       $  0.22       $  1.51       $  0.67
                                                                           =======       =======       =======       =======
Cash dividends                                                             $  0.10       $  0.10       $  0.20       $  0.20

The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                  For the Periods Ended June 30, 2004 and 2003
                     (in millions, except per share amounts)

                                                                               Second Quarter                First Half
                                                                          -------------------------  ---------------------------
                                                                             2004          2003          2004          2003
                                                                          ----------- -------------  ------------ --------------
                                                                                (unaudited)                  (unaudited)
 Sales and revenues
 Automotive sales                                                          $36,719       $34,142       $75,563       $68,301
 Financial Services revenue                                                  6,083         6,440        11,930        13,096
                                                                           -------       -------       -------       -------
   Total sales and revenues                                                 42,802        40,582        87,493        81,397

 Automotive interest income                                                    128           134           245           282

 Costs and expenses
 Cost of sales                                                              33,834        31,660        67,905        62,715
 Selling, administrative and other expenses                                  5,762         5,904        11,453        11,943
 Interest expense                                                            1,734         1,827         3,576         3,784
 Provision for credit and insurance losses                                     182           679           553         1,272
                                                                           -------       -------       -------       -------
   Total costs and expenses                                                 41,512        40,070        83,487        79,714
 Automotive equity in net income/(loss)
  of affiliated companies                                                       84            72           140            93
                                                                           -------       -------       -------       -------
 Income/(loss) before income taxes                                           1,502           718         4,391         2,058
 Provision for/(benefit from) income taxes                                     268           194         1,097           531
                                                                           -------       -------       -------       -------
 Income/(loss) before minority interests                                     1,234           524         3,294         1,527
 Minority interests in net income/(loss) of subsidiaries                        72            98           157           200
                                                                           -------       -------       -------       -------
 Income/(loss) from continuing operations                                    1,162           426         3,137         1,327
 Income/(loss) from discontinued/held-for-sale operations                        3            (9)          (20)          (14)
                                                                           -------       -------       -------       -------
 Net income/(loss)                                                         $ 1,165       $   417       $ 3,117       $ 1,313
                                                                           =======       =======       =======       =======
 Average number of shares of Common and Class B
  Stock outstanding                                                          1,831         1,832         1,832         1,832

 AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK
 Basic income/(loss)
  Income/(loss) from continuing operations                                 $  0.64       $  0.23       $  1.72       $  0.72
  Income/(loss) from discontinued/held-for-sale operations                       -             -         (0.01)            -
                                                                           -------       -------       -------       -------
  Net income/(loss)                                                        $  0.64       $  0.23       $  1.71       $  0.72
                                                                           =======       =========     ========      =======
 Diluted income/(loss)
  Income/(loss) from continuing operations                                 $  0.57       $  0.22       $  1.52       $  0.67
  Income/(loss) from discontinued/held-for-sale operations                       -             -         (0.01)            -
                                                                           -------       -------        -------      -------
  Net income/(loss)                                                        $  0.57       $  0.22       $  1.51       $  0.67
                                                                           =======       =======        =======      =======
 Cash dividends                                                            $  0.10       $  0.10       $  0.20       $  0.20

  The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries
                              SECTOR BALANCE SHEET
                              --------------------
                                  (in millions)

                                                                                              June 30,            December 31,
                                                                                                2004                2003
                                                                                            --------------      ---------------
                                                                                             (unaudited)
ASSETS
Automotive
Cash and cash equivalents                                                                   $  5,937            $  5,427
Marketable securities                                                                         11,537              10,749
Loaned securities                                                                              5,317               5,667
                                                                                            --------            --------
   Total cash, marketable and loaned securities                                               22,791              21,843
Receivables, net                                                                               3,016               2,721
Inventories (Note 2)                                                                          10,614               9,181
Deferred income taxes                                                                          3,083               3,225
Other current assets                                                                           8,166               6,839
                                                                                            --------            --------
   Total current assets                                                                       47,670              43,809
Equity in net assets of affiliated companies                                                   1,897               1,930
Net property                                                                                  40,680              41,993
Deferred income taxes                                                                         10,640              12,092
Goodwill and other intangible assets (Note 3)                                                  6,187               6,254
Assets of discontinued/held-for-sale operations                                                    2                  68
Other assets                                                                                  15,417              14,495
                                                                                            --------            --------
   Total Automotive assets                                                                   122,493             120,641

Financial Services
Cash and cash equivalents                                                                      9,711              16,343
Investments in securities                                                                      1,156               1,123
Finance receivables, net                                                                     108,459             110,893
Net investment in operating leases                                                            32,412              31,859
Retained interest in sold receivables                                                         16,396              13,017
Goodwill and other intangible assets (Note 3)                                                    999               1,008
Assets of discontinued/held-for-sale operations                                                  385                 388
Other assets                                                                                  12,067              17,292
Receivable from Automotive                                                                     3,016               3,356
                                                                                            --------            --------
   Total Financial Services assets                                                           184,601             195,279
                                                                                            --------            --------
   Total assets                                                                             $307,094            $315,920
                                                                                            ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                              $ 15,947            $ 15,289
Other payables                                                                                 3,547               2,942
Accrued liabilities                                                                           35,415              32,171
Debt payable within one year                                                                     760               1,806
Current payable to Financial Services                                                            598                 124
                                                                                            --------            --------
   Total current liabilities                                                                  56,267              52,332

Senior debt                                                                                   12,987              13,832
Subordinated debt                                                                              5,155               5,155
                                                                                            --------            --------
  Total long-term debt                                                                        18,142              18,987
Other liabilities                                                                             43,184              45,104
Deferred income taxes                                                                          1,652               2,352
Liabilities of discontinued/held-for-sale operations                                              21                  94
Payable to Financial Services                                                                  2,418               3,232
                                                                                            --------            --------
   Total Automotive liabilities                                                              121,684             122,101

Financial Services
Payables                                                                                       2,385               2,189
Debt                                                                                         149,199             159,011
Deferred income taxes                                                                         11,010              11,061
Other liabilities and deferred income                                                          8,379               9,211
Liabilities of discontinued/held-for-sale operations                                              91                  37
                                                                                            --------            --------
   Total Financial Services liabilities                                                      171,064             181,509

Minority interests                                                                               785                 659

Stockholders' equity
Capital stock
 Common Stock, par value $0.01 per share (1,837 million shares issued)                            18                  18
 Class B Stock, par value $0.01 per share (71 million shares issued)                               1                   1
Capital in excess of par value of stock                                                        5,341               5,374
Accumulated other comprehensive income/(loss)                                                 (1,209)               (414)
Treasury stock                                                                                (1,761)             (1,749)
Earnings retained for use in business                                                         11,171               8,421
                                                                                            --------            --------
       Total stockholders' equity                                                             13,561              11,651
                                                                                            --------            --------
   Total liabilities and stockholders' equity                                               $307,094            $315,920
                                                                                            ========            ========

The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (in millions)

                                                                                                    June 30,         December 31,
                                                                                                      2004               2003
                                                                                                  ---------------   -------------
                                                                                                    (unaudited)
      ASSETS
      Cash and cash equivalents                                                                    $ 15,648           $ 21,770
      Marketable securities                                                                          12,693             11,872
      Loaned securities                                                                               5,317              5,667
      Receivables, net                                                                                3,016              2,721
      Finance receivables, net                                                                      108,459            110,893
      Net investment in operating leases                                                             32,412             31,859
      Retained interest in sold receivables                                                          16,396             13,017
      Inventories                                                                                    10,614              9,181
      Equity in net assets of affiliated companies                                                    2,867              2,959
      Net property                                                                                   42,325             43,598
      Deferred income taxes                                                                           3,242              7,389
      Goodwill and other intangible assets                                                            7,186              7,262
      Assets of discontinued/held-for-sale operations                                                   387                456
      Other assets                                                                                   33,051             35,950
                                                                                                   --------           --------
        Total assets                                                                               $293,613           $304,594
                                                                                                   ========           ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Payables                                                                                     $ 21,879           $ 20,420
      Accrued liabilities                                                                            32,773             29,591
      Debt                                                                                          168,101            179,804
      Other liabilities and deferred income                                                          51,566             53,899
      Deferred income taxes                                                                           4,836              8,439
      Liabilities of discontinued/held-for-sale operations                                              112                131
                                                                                                   --------           --------
        Total liabilities                                                                           279,267            292,284

      Minority interests                                                                                785                659

      Stockholders' equity
      Capital stock
       Common Stock, par value $0.01 per share (1,837 million shares issued)                             18                 18
       Class B Stock, par value $0.01 per share (71 million shares issued)                                1                  1
      Capital in excess of par value of stock                                                         5,341              5,374
      Accumulated other comprehensive income/(loss)                                                  (1,209)              (414)
      Treasury stock                                                                                 (1,761)            (1,749)
      Earnings retained for use in business                                                          11,171              8,421
                                                                                                   --------           --------
         Total stockholders' equity                                                                  13,561             11,651
                                                                                                   --------           --------
        Total liabilities and stockholders' equity                                                 $293,613           $304,594
                                                                                                   ========           ========

      The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries
                    CONDENSED SECTOR STATEMENT OF CASH FLOWS
                    ----------------------------------------
                  For the Periods Ended June 30, 2004 and 2003
                                  (in millions)

                                                                              First Half 2004               First Half 2003
                                                                       ---------------------------- -----------------------------
                                                                                       Financial                    Financial
                                                                        Automotive     Services      Automotive      Services
                                                                       ------------ --------------- ------------- ---------------
                                                                              (unaudited)                  (unaudited)
Cash and cash equivalents at January 1                                  $  5,427      $ 16,343       $  5,157      $  7,064

Cash flows from operating activities before
 securities trading                                                        3,592         9,850          5,741         8,403
Net sales/(purchases) of trading securities                                 (392)          (31)            10          (380)
                                                                        --------      --------       --------      --------
   Net cash flows from operating activities                                3,200         9,819          5,751         8,023

Cash flows from investing activities
 Capital expenditures                                                     (2,601)         (189)        (3,415)         (118)
 Acquisitions of receivables and lease investments                             -       (33,037)             -       (28,920)
 Collections of receivables and lease investments                              -        23,156              -        18,800
 Net acquisitions of daily rental vehicles                                     -        (2,902)             -        (1,545)
 Purchases of securities                                                  (5,593)         (433)        (4,255)         (319)
 Sales and maturities of securities                                        5,312           391          2,093           376
 Proceeds from sales of receivables
  and lease investments                                                        -         5,370              -        13,573
 Proceeds from sale of businesses                                            125             -             77           204
 Repayment of debt from discontinued operations                                -             -              -         1,421
 Net investing activity with Financial Services                            1,832             -          1,867             -
 Cash paid for acquisitions                                                  (30)            -              -             -
 Other                                                                        17            50            489           (38)
                                                                        --------      --------       --------      --------
   Net cash (used in)/provided by investing activities                      (938)       (7,594)        (3,144)        3,434

Cash flows from financing activities
 Cash dividends                                                             (366)            -           (366)            -
 Net sales/(purchases) of Common Stock                                      (101)            -             (3)            -
 Changes in short-term debt                                                 (267)        8,679           (113)       (2,340)
 Proceeds from issuance of other debt                                        289         7,542            825         7,720
 Principal payments on other debt                                         (1,729)      (22,672)          (548)      (12,395)
 Net financing activity with Automotive                                        -        (1,832)             -        (1,867)
 Other                                                                       (15)            8             (5)           48
                                                                        --------      --------       --------      --------
   Net cash (used in)/provided by financing activities                    (2,189)       (8,275)          (210)       (8,834)

Effect of exchange rate changes on cash                                      (37)         (108)           175           240
Net transactions with Automotive/Financial Services                          474          (474)          (267)          267
                                                                        --------      --------       --------      --------

   Net increase/(decrease) in cash and cash equivalents                      510        (6,632)         2,305         3,130
                                                                        --------      --------       --------      --------

Cash and cash equivalents at June 30                                    $  5,937      $  9,711       $  7,462      $ 10,194
                                                                        ========      ========       ========      ========

The accompanying notes are part of the financial statements.

                       Ford Motor Company and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                  For the Periods Ended June 30, 2004 and 2003
                                  (in millions)

                                                                                                 First Half
                                                                                        -------------------------------
                                                                                             2004           2003
                                                                                        -------------- ----------------
                                                                                                 (unaudited)
Cash and cash equivalents at January 1                                                    $ 21,770        $ 12,221

Cash flows from operating activities before securities trading                              13,442          14,144
Net sales/(purchases) of trading securities                                                   (423)           (370)
                                                                                          --------        --------
   Net cash flows from operating activities                                                 13,019          13,774

Cash flows from investing activities
 Capital expenditures                                                                       (2,790)         (3,533)
 Acquisitions of receivables and lease investments                                         (33,037)        (28,920)
 Collections of receivables and lease investments                                           23,156          18,800
 Net acquisitions of daily rental vehicles                                                  (2,902)         (1,545)
 Purchases of securities                                                                    (6,026)         (4,574)
 Sales and maturities of securities                                                          5,703           2,469
 Proceeds from sales of receivables and lease investments                                    5,370          13,573
 Proceeds from sale of businesses                                                              125             281
 Repayment of debt from discontinued operations                                                  -           1,421
 Cash paid for acquisitions                                                                    (30)              -
 Other                                                                                          67             451
                                                                                          --------        --------
   Net cash (used in)/provided by investing activities                                     (10,364)         (1,577)

Cash flows from financing activities
 Cash dividends                                                                               (366)           (366)
 Net sales/(purchases) of Common Stock                                                        (101)             (3)
 Changes in short-term debt                                                                  8,412          (2,453)
 Proceeds from issuance of other debt                                                        7,831           8,545
 Principal payments on other debt                                                          (24,401)        (12,943)
 Other                                                                                          (7)             43
                                                                                          --------        --------
   Net cash (used in)/provided by financing activities                                      (8,632)         (7,177)

Effect of exchange rate changes on cash                                                       (145)            415
                                                                                          --------        --------

   Net increase/(decrease) in cash and cash equivalents                                     (6,122)          5,435
                                                                                          --------        --------

Cash and cash equivalents at June 30                                                      $ 15,648        $ 17,656
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

                       Ford Motor Company and Subsidiaries
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                   (unaudited)

1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries for the periods and at the dates presented. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003 (the "10-K Report"). For purposes of this report, "Ford", the "Company", "we", "our", "us" or similar references means Ford Motor Company and its consolidated subsidiaries unless the context requires otherwise. Prior period amounts in our sector financial statements, consolidated financial statements and notes have been reclassified to reflect discontinued/held for sale operations.

2.   Automotive Inventories are summarized as follows (in millions):

                                                                                             June 30,         December 31,
                                                                                               2004               2003
                                                                                         -----------------  -----------------
     Raw materials, work in process and supplies                                           $ 4,001            $ 3,842
     Finished products                                                                       7,610              6,335
                                                                                           -------            -------
       Total inventories at FIFO                                                            11,611             10,177
     Less LIFO adjustment                                                                     (997)              (996)
                                                                                           -------            -------
       Total inventories                                                                   $10,614            $ 9,181
                                                                                           =======            =======

3. Goodwill and Other Intangibles - We perform annual testing in the second quarter on goodwill and certain other intangible assets to determine if any impairment has occurred. No impairment resulted from our annual test in the second quarter of 2004.

     Changes in the carrying amount of goodwill are as follows (in millions):

                                                                                                     Financial Services
                                                         Automotive Sector                                 Sector
                                               ------------------------------------------      -----------------------------
                                                                              FAP &               Ford
                                                 Americas       Europe/PAG    Other              Credit         Hertz
                                                 --------       ----------    -----              ------         -----
     Beginning balance,
       December 31, 2003                          $154          $5,152        $ 72                $129           $640
      Exchange translation/other                    24             (98)         (5)                  -             (4)
                                                  ----          ------        ----                ----           ----
     Ending balance,
       June 30, 2004                              $178          $5,054        $ 67                $129           $636
                                                  ====          ======        ====                ====           ====

     In addition, included within Equity in net assets of affiliated companies was goodwill of $269 million at June 30, 2004.

     The components of identifiable intangible assets are as follows as of June 30, 2004 (in millions):

                                                Automotive Sector                          Financial Services Sector
                                       ----------------------------------------    --------------------------------------------
                                         Amortizable        Non-amortizable          Amortizable           Non-amortizable
                                       ---------------    ---------------------    ------------------    ----------------------
     Gross carrying amount                $ 557                $ 453                   $ 92                   $ 189
     Less:  accumulated
             amortization                  (122)                   -                    (47)                      -
                                          -----                -----                   ----                   -----
     Net intangible assets                $ 435                $ 453                   $ 45                   $ 189
                                          =====                =====                   ====                   =====

     Pre-tax amortization expense related to these intangible assets for the six months ended June 30, 2004 was $19 million. Intangible asset amortization is forecasted to range from $30 to $40 million per year for the next five years.

4. Variable Interest Entities - In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which expands upon and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity. In December 2003, the FASB issued FIN 46R, which revised FIN 46, in order to clarify the provisions of the original interpretation. A Variable Interest Entity ("VIE") does not share economic risks and rewards through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties. Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it. FIN 46 also requires disclosures about VIEs that the Company is not required to consolidate but in which it has a significant variable interest.

                            Company and Subsidiaries
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                   (unaudited)

4.   Variable Interest Entities (Continued)
     --------------------------

     Effective July 1, 2003, we adopted FIN 46 for VIEs formed prior to February 1, 2003. As a result of consolidating the VIEs of which we are the primary beneficiary, in the third quarter of 2003 we recognized a non-cash charge of $264 million as the Cumulative effect of change in accounting principle in our statement of income. The charge represented the difference between the fair value of the assets, liabilities and minority interests recorded upon consolidation and the carrying value of the investments. Recorded assets excluded goodwill in accordance with FIN 46.

     The liabilities recognized as a result of consolidating the VIEs do not represent additional claims on our general assets, rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in our June 30, 2004 balance sheet are $3.8 billion of VIE assets.

     During the second quarter of 2004, there were no significant changes to VIEs of which we are the primary beneficiary. For further discussions regarding VIEs, please see Note 13 of the Notes to the Financial Statements in the 10-K Report.

     VIEs of which we are not the primary beneficiary:
     ------------------------------------------------

     Automotive Sector
     -----------------
     Ford has several investments in other joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure (approximately $4 million at June 30, 2004) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs. For further discussions regarding VIEs of which we are not the primary beneficiary, please see Note 13 of the Notes to the Financial Statements in the 10-K Report.

     Financial Services Sector
     -------------------------
     Ford Credit has investments in certain joint ventures deemed to be VIEs of which it is not the primary beneficiary. The risks and rewards associated with Ford Credit's interests in these entities are based primarily on ownership percentages. Ford Credit's maximum exposure (approximately $133 million at June 30, 2004) to any potential losses associated with these VIEs is limited to its equity investments, and, where applicable, receivables due from the VIEs.

     Ford Credit also sells receivables to bank-sponsored asset-backed commercial paper issuers that are special purpose entities ("SPEs") of the sponsor bank and are not consolidated by us. At June 30, 2004, these SPEs held about $4.5 billion of retail installment sale contracts previously owned by Ford Credit.

5. Derivative Financial Instruments - We adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on our balance sheet, including embedded derivatives.

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

                                                                                   Income/(Loss) Before Income Taxes
                                                                     ---------------------------------------------------------------
                                                                            Second Quarter                     First Half
                                                                     --------------------------------  -----------------------------
                                                                         2004             2003             2004            2003
                                                                     ---------------- ---------------  --------------- -------------
     Automotive Sector                                                  $ (106)         $  109           $   94          $   95
     Financial Services Sector                                              88              99              135             120
                                                                        ------          ------           ------          ------
      Total                                                             $  (18)         $  208           $  229          $  215
                                                                        ======          ======           ======          ======

     Fair Value of Derivative Instruments: The fair value of derivatives reflects the price that a third party would be willing to pay or receive in arm's length transactions for assuming our position in the derivatives transaction and includes mark-to-market adjustments to reflect the effects of changes in the related index. The following tables summarize the estimated fair value of our derivative

                            Company and Subsidiaries
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                   (unaudited)

5.   Derivative Financial Instruments (Continued)
     --------------------------------

     financial instruments, taking into consideration the effects of legally enforceable netting agreements, (in billions):

                                                                             June 30, 2004                  December 31, 2003
                                                                     --------------------------------  -----------------------------
                                                                      Fair Value       Fair Value       Fair Value      Fair Value
                                                                        Assets         Liabilities        Assets        Liabilities
                                                                    ---------------- ---------------  --------------- --------------
     Automotive Sector
     -----------------
     Total derivative financial instruments                             $ 1.9           $ 0.5            $ 2.3           $ 0.6
                                                                        =====           =====            =====           =====
     Financial Services Sector
     -------------------------
     Foreign currency swaps, forwards and options                       $ 3.5           $ 0.7            $ 6.3           $ 1.1
     Interest rate swaps                                                  2.6             0.2              3.9             0.2
     Impact of netting agreements                                        (0.3)           (0.3)            (0.3)           (0.3)
                                                                        -----           -----            -----           -----
      Total derivative financial instruments                            $ 5.8           $ 0.6            $ 9.9           $ 1.0
                                                                        =====           =====            =====           =====

6. Equity in Net Assets of Affiliated Companies - Our Equity in net assets of affiliated companies is accounted for using the cost or equity methods. We periodically review our equity investments for loss in value that is considered other-than-temporary. Included in our Equity in net assets of affiliated companies is an investment in Ballard Power Systems Inc. ("Ballard"). Ballard's common stock is traded on the NASDAQ and the Toronto Stock Exchanges.

     In June 2004, we determined a portion of our investment to be held-for-sale and that portion was adjusted to fair market value as of June 30, 2004. Fair market value was determined primarily based on the trading price of Ballard's publicly traded shares at June 30, 2004. Additionally, a review of the long-term portion of our investment indicated an other-than-temporary loss in value existed, which resulted in a write-down of our long-term investment. As a result of these two events, we recognized a pre-tax loss of $120 million in the second quarter of 2004.

     Subsequent to June 30, 2004, the price of Ballard publicly traded common stock has continued to decline. We estimate the potential further decline in the fair market value of our long-term investment to be about $30 million based on the closing price of Ballard's publicly traded common stock as of July 30, 2004.

7. Amounts Per Share of Common and Class B Stock - The calculation of diluted income/(loss) per share of Common and Class B Stock takes into account the effect of rights to acquire our Common Stock, such as convertible securities and stock options, considered to be potentially dilutive. Basic and diluted income/(loss) per share were calculated using the following (in millions):

                                                                            Second Quarter                     First Half
                                                                         -------------------------      ---------------------------
                                                                            2004          2003             2004            2003
                                                                         -----------   -----------      -----------     -----------
     Diluted Income
     --------------
     Income/(loss) from continuing operations
      attributable to Common and Class B Stock                            $1,162        $  426            $3,137          $1,327
     Income impact of assumed conversion of
      convertible preferred securities                                        48            54                95             107
                                                                          ------        ------            ------          ------
       Diluted income/(loss)
        from continuing operations                                        $1,210        $  480            $3,232          $1,434
                                                                          ======        ======            ======          ======

     Average shares outstanding                                            1,831         1,832             1,832           1,832
     Issuable/(returnable) and committed  ESOP shares                         (4)           (2)               (4)             (2)
                                                                          ------        ------            ------          ------
       Basic shares                                                        1,827         1,830             1,828           1,830
     Employee compensation-related shares,
      primarily stock options                                                 17            12                18               8
     Convertible preferred securities                                        282           282               282             282
                                                                          ------        ------            ------          ------
       Diluted shares                                                      2,126         2,124             2,128           2,120
                                                                          ======        ======            ======          ======

                       Ford Motor Company and Subsidiaries
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                   (unaudited)

8. Comprehensive Income - Other comprehensive income/(loss) primarily reflected adjustments for foreign currency translation, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and minimum pension liability. Total comprehensive income/(loss) is summarized as follows (in millions):

                                                                      Second Quarter                  First Half
                                                                  -------------------------     ------------------------
                                                                    2004           2003           2004          2003
                                                                  -----------    ----------     ----------    ----------
     Net income/(loss)                                             $1,165         $  417         $3,117        $1,313
     Other comprehensive income/(loss)                               (296)         1,054           (795)        1,466
                                                                   ------         ------         ------        ------
       Total comprehensive income/(loss)                           $  869         $1,471         $2,322        $2,779
                                                                   ======         ======         ======        ======

9. Retirement Benefits - Pension, postretirement healthcare and life insurance benefit expense is summarized as follows (in millions):

                                                                                Second Quarter
                                                  -----------------------------------------------------------------------------
                                                              Pension Benefits
                                                  --------------------------------------------------      Health Care and
                                                       U.S. Plans              Non-U.S. Plans              Life Insurance
                                                  ------------------------  ------------------------      ---------------------
                                                    2004          2003        2004         2003           2004        2003
                                                  -----------   ----------  -----------  -----------    ----------  -----------
     Service cost                                 $   159       $   148     $   138      $   123         $ 136       $ 130
     Interest cost                                    610           605         334          292           492         500
     Expected return on assets                       (803)         (790)       (420)        (345)          (56)         (9)
     Amortization of:
      Prior service cost                              125           109          26           23           (55)        (45)
      (Gains)/losses and other                          5             8          50           37           153         132
     Separation programs                                1             -          12            -             -           -
     Allocated costs to Visteon                       (26)          (22)          -            -           (60)        (79)
                                                  -------       -------     -------      -------         -----       -----
      Net expense/(income)                        $    71       $    58     $   140      $   130         $ 610       $ 629
                                                  =======       =======     =======      =======         =====       =====

                                                                           First Half
                                                  -----------------------------------------------------------------------------
                                                              Pension Benefits
                                                  --------------------------------------------------
                                                                                                          Health Care and
                                                       U.S. Plans              Non-U.S. Plans              Life Insurance
                                                  ------------------------  ------------------------    -----------------------
                                                    2004          2003        2004         2003           2004        2003
                                                  -----------   ----------  -----------  -----------    ----------  -----------

     Service cost                                 $   318       $   296     $   276      $   246         $   273     $   260
     Interest cost                                  1,220         1,210         668          584             988       1,000
     Expected return on assets                     (1,606)       (1,580)       (820)        (691)           (112)        (18)
     Amortization of:
      Prior service cost                              250           218          52           56            (110)        (90)
      (Gains)/losses and other                         11            16          93           73             306         264
     Separation programs                                1             -          33            -               -           -
     Allocated costs to Visteon                       (52)          (44)          -            -            (123)       (158)
                                                  -------       -------     -------      -------         -------     -------
      Net expense/(income)                        $   142       $   116     $   302      $   268         $ 1,222     $ 1,258
                                                  =======       =======     =======      =======         =======     =======

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law. The law introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit at least actuarially equivalent to Medicare Part D. We reflected the impact of the subsidy as an unrecognized gain, which reduced our benefit obligation by $1.8 billion at December 31, 2003. The impact of the subsidy reduced our postretirement healthcare expense by approximately $125 million for the six months ended June 30, 2004.

     Company Contributions: Our policy for funded defined benefit pension plans is to contribute, at a minimum, amounts required by applicable laws, regulations, and union agreements. We from time to time make contributions beyond those legally required. During the first half of 2004, we made $1.6 billion of contributions to pension funds and benefit payments for unfunded pension plans.

     On July 21, 2004, we contributed $1.5 billion to our previously established long-term Voluntary Employees Beneficiary Association trust ("VEBA") for U.S. hourly retiree healthcare and life insurance benefits.

     We continue to evaluate further contributions to our pension funds and to the VEBA.

10. Guarantees - The fair values of guarantees and indemnifications issued since December 31, 2002 are recorded in the financial statements and are de minimis.

     At June 30, 2004, the following guarantees were issued and outstanding:

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

                       Ford Motor Company and Subsidiaries
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                   (unaudited)

10.  Guarantees (Continued)
     ----------

     fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $458 million, the majority of which relates to the Automotive sector.

     In 1992, we issued $500 million of 7.25% Notes due October 1, 2008 ("Notes"). In 1999, the bondholders agreed to relieve us as the primary obligor with respect to the principal of these Notes. As part of this transaction, Ford placed certain financial assets into an escrow trust for the benefit of the bondholders, and the trust became the primary obligor with respect to the principal (Ford became secondarily liable for the entire principal amount). Currently $137 million is recorded in the financial statements as Senior debt related to this transaction, which is being amortized over the life of the Notes.

     We also have guarantees outstanding associated with a subsidiary trust, Ford Motor Company Capital Trust II ("Trust II"). For further discussions of Trust II, refer to Notes 12 and 14 of the Notes to the Financial Statements in the 10-K Report.

     Indemnifications: In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as the sale of a business. These indemnifications might include claims related to any of the following: environmental, tax and shareholder matters; intellectual property rights; power generation contracts; governmental regulations and employment-related matters; dealer, supplier, and other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities would generally be triggered by a breach of the terms of a contract or by a third party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable. We are party to numerous indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

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

                                                                                                         First Half
                                                                                                   -----------------------------
                                                                                                     2004            2003
                                                                                                   ------------    -------------
    Beginning balance                                                                               $ 5,443         $5,401
     Payments made during the period                                                                 (1,745)        (1,694)
     Changes in accrual related to warranties issued during the period                                1,800          1,698
     Changes in accrual related to pre-existing warranties                                               13           (136)
     Foreign currency translation                                                                        (3)           131
                                                                                                    -------         ------
    Ending balance                                                                                  $ 5,508         $5,400
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

     Beginning with the second quarter of 2004, we changed the reporting of our Automotive sector to show three primary segments, Americas, Ford Europe and PAG, and Ford Asia Pacific and Africa/Mazda. Automotive sector prior period information reflects the three primary segments in the table below.

     The Americas segment includes primarily the sale of Ford, Lincoln and Mercury brand vehicles and related service parts in North America (U.S., Canada and Mexico) and Ford-brand vehicles and related service parts in South America, together with the associated costs to design, develop, manufacture and service these vehicles and parts.

     The Ford Europe and PAG segment includes primarily the sale of Ford-brand vehicles and related service parts in Europe and Turkey and the sale of Premier Automotive Group brand vehicles (i.e., Volvo, Jaguar, Land Rover and Aston Martin) and related service parts throughout the world (including North America and South America), together with the associated costs to design, develop, manufacture and service these vehicles and parts.

                       Ford Motor Company and Subsidiaries
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                   (unaudited)

11.  Segment Information (Continued)
     -------------------

     The Asia Pacific and Africa/Mazda segment includes primarily the sale of Ford-brand vehicles and related service parts in the Asia Pacific region and South Africa, together with the associated costs to design, develop, manufacture and service these vehicles and parts and also includes our share of the results of Mazda Motor Corporation, of which we own 33.4%, and certain of our Mazda-related investments.

     The Other Automotive component of the Automotive sector consists primarily of net interest expense, which is not managed individually by the three segments.

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

                       Ford Motor Company and Subsidiaries
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                   (unaudited)
11. Segment Information (Continued)
    -------------------
     (in millions)

                                      Automotive Sector                        Financial Services Sector a/
                          ---------------------------------------------     ----------------------------------
                                              Ford Asia
                                     Ford     Pacific
                                    Europe    & Africa                      Ford              Elims/             Elims/
                          Americas  and PAG    /Mazda    Other    Total     Credit    Hertz   Other     Total    Other    Total
                          --------  --------  ---------  -----   -------    -------   ------  -------  --------  -------  --------
                                                                                                                   b/
SECOND QUARTER 2004
Revenues
 External customer        $21,166   $13,676   $ 1,877     $  -   $ 36,719   $  4,539  $1,446  $   98   $  6,083  $    -   $ 42,802
 Intersegment               1,323       774        19        -      2,116        122       6      (1)       127  (2,243)         -
Income
 Income/(loss)
  before income taxes         357      (171)       55     (298)       (57)     1,422     144      (7)     1,559       -      1,502


SECOND QUARTER 2003
Revenues
 External customer        $21,133    11,599     1,410        -     34,142      5,059   1,266     115      6,440       -     40,582
 Intersegment               1,111       397        23        -      1,531         79       9      (6)        82  (1,613)         -
Income
 Income/(loss)
  before income taxes         376      (359)       17      (31)         3        661      57      (3)       715       -        718

FIRST HALF 2004
Revenues
 External customer        $45,069   $26,978   $ 3,516     $  -   $ 75,563   $  9,023  $2,724  $  183   $ 11,930  $    -   $ 87,493
 Intersegment               2,195     1,534        32        -      3,761        250      11      (2)       259  (4,020)         -
Income
 Income/(loss)
  before income taxes       2,334      (175)      137     (547)     1,749      2,509     137      (4)     2,642       -      4,391
Other Disclosures
 Total assets at June 30                                          122,493    167,120  15,028   2,453    184,601       -    307,094

FIRST HALF 2003
Revenues
 External customer        $43,678   $21,952   $ 2,671     $  -   $ 68,301   $ 10,502  $2,410  $  184   $ 13,096  $    -   $ 81,397
 Intersegment               2,127       687        23        -      2,837        158      16      (8)       166  (3,003)         -
Income
 Income/(loss)
  before income taxes       1,581      (694)       33     (255)       665      1,388      (2)      7      1,393       -      2,058
Other Disclosures
 Total assets at June 30                                          118,732    175,000  13,086   4,973    193,059       -    311,791

- - - - -
a/ Financial Services sector's interest income is recorded as Revenues. b/ Includes intersector transactions occurring in the ordinary course of business.

             Report of Independent Registered Public Accounting Firm




To the Board of Directors and Stockholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of June 30, 2004, and the related consolidated statement of income for each of the three and six-month periods ended June 30, 2004 and 2003, and the consolidated statement of cash flows for each of the six-month periods ended June 30, 2004 and 2003. In addition, we have reviewed the accompanying interim sector balance sheet and the related sector statements of income and of cash flows, presented for purposes of additional analysis. The interim consolidated and sector financial statements (collectively, the "interim financial statements") are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the interim financial statements, on July 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51."

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and sector balance sheets as of December 31, 2003, and the related consolidated and sector statements of income and of cash flows (not presented herein), and consolidated statement of stockholders' equity for the year then ended (not presented herein), and in our report dated March 10, 2004, we expressed an unqualified opinion on those consolidated and sector financial statements. In our opinion, the information set forth in the accompanying consolidated and sector balance sheet information as of December 31, 2003, is fairly stated in all material respects in relation to the consolidated and sector balance sheets from which it has been derived.



/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, MI
August 5, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


SECOND QUARTER RESULTS OF OPERATIONS

     Our worldwide net income was $1.2 billion in the second quarter of 2004, or $0.57 per diluted share of Common and Class B Stock. In the second quarter of 2003, net income was $417 million, or $0.22 per share.

     Results by business sector for the second quarter of 2004 and 2003 are shown below (in millions):

                                                                                        Second Quarter
                                                                                       Net Income/(Loss)
                                                                            --------------------------------------------
                                                                                                          2004
                                                                                                      Over/(Under)
                                                                              2004        2003*           2003
                                                                            ----------- ------------ -------------------
Income/(loss) before income taxes
 Automotive sector                                                          $  (57)     $    3           $(60)
 Financial Services sector                                                   1,559         715            844
                                                                            ------      ------           ----
  Total Company                                                              1,502         718            784
Provision for/(benefit from) income taxes                                      268         194             74
Minority interests in net income/(loss) of subsidiaries                         72          98            (26)
                                                                            ------      ------           ----
  Income/(loss) from continuing operations                                   1,162         426            736
Income/(loss) from discontinued/held-for-sale operations                         3          (9)            12
                                                                            ------      ------           ----
  Net income/(loss)                                                         $1,165      $  417           $748
                                                                            ======      ======           ====

----------
* Certain amounts were reclassified to conform to current period presentation consistent with the presentation in our 10-K Report. Reclassifications include profits and losses related to discontinued/held-for-sale operations.


Automotive Sector
-----------------

     Details of Automotive sector results for the second quarter of 2004 and 2003 are shown below (in millions):

                                                                                   Second Quarter
                                                  --------------------------------------------------------------------------------
                                                                                             Income/(Loss) Before Taxes
                                                         Income/(Loss) Before Taxes            Excluding Special Items
                                                  ---------------------------------------  ---------------------------------------
                                                                               2004                                     2004
                                                                               Over/                                    Over/
                                                                              (Under)                                  (Under)
                                                      2004         2003        2003           2004         2003         2003
                                                  ----------- ------------- -------------  --------- ------------ ------------------
Americas
 Ford North America                                 $ 335        $ 445       $(110)          $ 455        $ 445       $  10
 Ford South America                                    22          (69)         91              22          (69)         91
                                                   ------        -----       -----           -----        -----       -----
  Total Americas                                      357          376         (19)            477          376         101

Ford Europe and PAG
 Ford Europe                                          191         (525)        716             211         (525)        736
 PAG                                                 (362)         166        (528)           (362)         166        (528)
                                                   ------        -----       -----           -----        -----       -----
  Total Ford Europe and PAG                          (171)        (359)        188            (151)        (359)        208

Ford Asia Pacific and Africa/Mazda
 Ford Asia Pacific and Africa                          (5)         (28)         23              (5)         (28)         23
 Mazda and Associated Operations                       60           45          15              60           45          15
                                                    -----       ------       -----          ------       ------       -----
  Total Ford Asia Pacific
   and Africa/Mazda                                    55           17          38              55           17          38

Other Automotive                                     (298)         (31)       (267)           (298)         (31)       (267)
                                                    -----       ------      ------           -----       ------       -----

  Total, excluding special items                                                                83            3          80

Special items *                                                                               (140)           -        (140)
                                                                                             -----       ------       -----

   Total Automotive                                 $ (57)      $    3       $ (60)          $ (57)      $    3       $ (60)
                                                    =====       ======       =====           =====       ======       =====

--------------
* Special items include $(120) million of charges for revaluation and restructuring of our investment in Ballard Power Systems (see discussion below) and $(20) million of charges related to the completion of the previously announced Ford Europe restructuring plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Details of Automotive sector sales and vehicle unit sales for the second quarter 2004 and 2003 are shown below:

                                                       Sales                                 Vehicle Unit Sales *
                                                   (in billions)                                (in thousands)
                                        --------------------------------------------  --------------------------------------------
                                                                    2004                                          2004
                                                                Over/(Under)                                  Over/(Under)
                                          2004       2003           2003                2004       2003           2003
                                        --------- ---------- -----------------------  --------------------------------------------
Americas
 Ford North America                      $20.5       $20.7     $(0.2)      (1)%          919        982       (63)        (6)%
 Ford South America                        0.7         0.4       0.3       75             67         49        18         37
                                         -----       -----     -----      ---          -----      -----       ---         --
  Total Americas                          21.2        21.1       0.1        0            986      1,031       (45)        (4)

Ford Europe and PAG
 Ford Europe                               6.7         5.2       1.5       29            453        407        46         11
 PAG                                       6.9         6.4       0.5        8            201        197         4          2
                                         -----       -----     -----      ---          -----      -----       ---         --
  Total Ford Europe and PAG               13.6        11.6       2.0       17            654        604        50          8

 Ford Asia Pacific and Africa              1.9         1.4       0.5       36            108         83        25         30
                                         -----       -----     -----      ---          -----      -----       ---        ---

   Total Automotive                      $36.7       $34.1     $ 2.6        8%         1,748      1,718        30          2%
                                         =====       =====     =====      ===          =====      =====       ===        ===

-------------
* Included in vehicle unit sales of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by our unconsolidated subsidiaries totaling 22,000 and 9,000 units in 2004 and 2003, respectively. The revenue from these units is not reflected in the dollar sales reported above.


     Details of Automotive sector market share for selected markets for the second quarter 2004 and 2003 are shown below:

                                                                          2004
                                                                      Over/(Under)
                                           2004         2003              2003               Market
                                        ----------- ------------- -------------------- ------------------
Americas
 Ford North America                        18.1%         19.3%            (1.2)pts.       U.S. b/
 Ford South America                        11.1          11.7             (0.6)           Brazil b/

Ford Europe and PAG a/
 Ford Europe                                8.6           8.5              0.1            Europe b/
 PAG                                    1.3/2.4       1.3/2.2            0/0.2            U.S./Europe

 Ford Asia Pacific and Africa              13.7          13.6              0.1            Australia b/

----------
a/ 2004 European market share for Ford Europe and PAG are based, in part, on estimated vehicle registrations.
b/ Excludes market share of our Premier Automotive Group brand vehicles
   (i.e. Volvo, Jaguar, Land Rover and Aston Martin).

     The following discussion, except where noted, is based on Income/(Loss) Before Taxes Excluding Special Items. We believe this measure to be useful to investors because it excludes elements that we do not consider to be indicative of earnings from our on-going operating activities. As a result, it provides investors with a more relevant measure of the results generated by our operations.

     Compared with the second quarter of 2003, the improvement of $80 million in income before income taxes for the Automotive sector reflected improved unit sales volume, primarily at Ford Europe, and product mix, primarily at Ford North America (about $400 million); favorable net pricing, primarily at Ford North America (about $200 million); unchanged cost performance (measured at constant volume, mix and exchange); the effects of unfavorable changes in exchange rates (about $200 million); and higher net interest (about $300 million), which is discussed below under "Other Automotive."

     The unchanged cost performance resulted from the following factors:

o quality related costs increased by about $300 million, primarily reflecting the non-recurrence of favorable accrual adjustments for warranty and additional service action costs in the year-ago period;

o    manufacturing and engineering costs declined by about $200 million,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

o overhead costs, which includes administrative and staff support, declined by about $200 million;

o net product costs declined by about $100 million; the reductions on carryover models and the effect of the discontinuation of a supplier cost reduction sharing program more than offset higher costs on new models;

o    depreciation and amortization costs increased by about $200 million; and

o    pension and retiree health care expenses were unchanged.


Americas
--------

     Ford North America. The improvement in profits for Ford North America primarily reflected improved product mix and positive net pricing, offset partially by lower volume and unfavorable cost performance. Positive net pricing included the favorable impact of higher than expected proceeds from sales of vehicles returned to us by daily rental car companies pursuant to repurchase options.

     Vehicle unit sales were down by 63,000 units, which primarily reflected lower market share in the U.S., offset partially by higher U.S. industry volume (up 1.8%). U.S. market share was down 1.2 percentage points, primarily due to a reduction in retail market share.

     We have been in an alliance with Ballard Power Systems Inc. ("Ballard") and DaimlerChrysler AG ("DCX") since 1998 to develop fuel cell technology for the automotive industry. We presently own 22 million shares of Ballard, representing 18.7% of its outstanding shares. On July 8, 2004, we signed a non-binding memorandum of understanding ("MOU") with Ballard and DCX to acquire from Ballard a 50% interest in Ballard AG, Ballard's vehicular fuel systems subsidiary, in exchange for 8.3 million shares of Ballard stock. DCX presently owns 49% of Ballard AG and plans to acquire the remaining 1% from Ballard. This acquisition will allow us jointly with DCX to focus on the research, development and manufacturing of the vehicular fuel cell system and Ballard to focus on fuel cell research, development and manufacturing. Contemporaneous with the execution of the MOU, Ballard issued to Ford and DCX a conditional call notice in satisfaction of a pre-existing capital call obligation. Pursuant to this contingent call notice, we and DCX would be required to invest C$25 million and C$30 million, respectively, to acquire additional shares of Ballard at a price of C$12.33863 per share at the closing of the transactions contemplated by the MOU. Assuming the transactions contemplated by the MOU occur, our ownership interest in Ballard would decrease from 18.7% to 13.9% and DCX's ownership interest would increase from 16.6% to 18.8%. (See also Note 6 of the Notes to the Financial Statements for a discussion of our investment in Ballard.)

     Ford South America. The improvement in profits and sales for Ford South America primarily reflected positive net pricing and higher unit sales volumes, partially offset by unfavorable cost performance. The higher unit sales volumes reflected higher industry sales volume. The unfavorable cost performance reflected higher material costs, primarily for steel.

Ford Europe and PAG
-------------------

     Ford Europe. The improvement for Ford Europe primarily reflected higher vehicle unit sales volume and favorable cost performance, including the effects of our previously announced restructuring actions. The increase in vehicle unit sales volume primarily reflected the higher sales in Turkey and Russia, the strength of the Ford Focus C-Max model, and a slower rate of dealer stock reductions. The improvement in revenue reflected the increase in vehicle unit sales and stronger European currencies.

     PAG. The deterioration in results for PAG primarily reflected unfavorable changes in exchange rates, unfavorable product mix, higher costs including the effects of product changeover at Land Rover, and lower net pricing. Sales at Jaguar, particularly in the U.S., were less than expected and the cost improvements progressed slower than expected at Jaguar and Land Rover.

Ford Asia Pacific and Africa/Mazda
----------------------------------

     Ford Asia Pacific and Africa. The improvement for Ford Asia Pacific and Africa primarily reflected favorable changes in exchange rates and increased vehicle unit sales, offset partially by higher costs. The increase in revenue primarily reflected higher sales and improved product mix in Australia, South Africa, and Taiwan, as well

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     as favorable exchange rates. The increase in vehicle unit sales reflected higher industry volumes in China, Australia, and Taiwan, and improved market share in South Africa.

     Mazda  and   Associated   Operations.   The  change   primarily   reflected
     improvements in our Mazda-related investments.

Other Automotive
----------------

     The increase in loss before income taxes for Other Automotive primarily reflected the reclassification of interest expense on our 6.50% Junior Subordinated Debentures due 2032 held by a subsidiary trust, Ford Motor Company Capital Trust II (prior to July 1, 2003, this interest expense was included in Minority interests in net income/(loss) of subsidiaries) and lower earnings on our gross cash.

Financial Services Sector
-------------------------

     Our Financial Services sector includes two primary segments, Ford Credit and Hertz. Details of Financial Services sector income/(loss) before income taxes for the second quarter of 2004 and 2003 are shown below (in millions):

                                                                         Second Quarter
                                                               Income/(Loss) Before Income Taxes
                                                               --------------------------------------------
                                                                                             2004
                                                                                            Over/(Under)
                                                                 2004          2003          2003
                                                               ------------  -----------  -----------------
Ford Credit                                                     $1,422         $661          $761
Hertz*                                                             144           57            87
Other Financial Services                                            (7)          (3)           (4)
                                                                 -----         ----          ----

   Total Financial Services sector                              $1,559         $715          $844
                                                                ======         ====          ====

-----------
* Includes amortization expense related to intangibles recognized upon consolidation of Hertz.

Ford Credit
-----------

     The improvement in earnings resulted primarily from improvement in credit loss performance (about $450 million), improved lease residual performance (about $200 million) and improved financing margin (about $150 million), offset partially by the impact of lower off-balance sheet securitizations and whole-loan sale transactions (about $100 million). The improvement in lease residual performance resulted from higher used vehicle prices and a reduction in the percentage of vehicles returned by dealers to Ford Credit at the end of the lease period.

     Details of actual credit losses net of recoveries ("credit losses") and loss-to-receivables ratios (annualized credit losses during a period as a percentage of average net receivables for that period) for the second quarter of 2004 and 2003 are shown below:

                                                                   Second Quarter
                                                               -------------------------
                                                                 2004          2003
                                                               ------------  -----------
Credit losses (in millions)
  On-balance sheet                                               $332          $452
  Managed                                                         446           623

Loss-to-receivables ratio
  On-balance sheet                                                1.03%        1.44%
  On-balance sheet (including credit losses
   associated with reacquired receivables)*                       1.07%        1.50%

----------
* Ford Credit believes that the use of the on-balance sheet loss-to-receivables ratio that includes the credit losses on reacquired receivables is useful to investors because it provides a more complete presentation of Ford Credit's on-balance sheet credit loss performance.

     The decrease of $120 million in credit losses for the on-balance sheet portfolio primarily reflected improved loss performance in the U.S. retail installment and operating lease portfolio resulting from lower repossessions and a lower average loss per repossession. The on-balance sheet loss-to-receivables ratio including reacquired receivables in the second quarter of 2004 was 1.07%, down from 1.50% in 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Ford Credit's finance receivables, net of allowance for credit losses, and net investment in operating leases for on-balance sheet, securitized off-balance sheet, managed and serviced portfolios are shown below (in billions):

                                                                                   June 30,          December 31,
                                                                                     2004              2003
                                                                                  ---------------- -----------------
On-balance sheet (including on-balance sheet securitizations)                       $129.2            $132.1
Securitized off-balance sheet                                                         45.8              49.4
                                                                                    ------            ------
  Managed                                                                           $175.0            $181.5
                                                                                    ======            ======

  Serviced                                                                          $180.5            $188.8

     The decrease in on-balance sheet finance receivables and net investment in operating leases of $2.9 billion primarily reflected the impact of lower retail and lease placement volumes. The decrease in securitized off-balance sheet receivables of $3.6 billion primarily reflected the slower pace of off-balance sheet securitizations.

     Shown below is Ford Credit's allowance for credit losses related to finance receivables and operating leases for the periods specified:

                                                                                    June 30,         December 31,
                                                                                     2004              2003
                                                                                  ---------------- ----------------
Allowance for credit losses (in billions)                                             $2.7              $3.0
Allowance as a percentage of end-of-period net receivables                            2.05%             2.28%

     The decrease in the allowance for credit losses of about $300 million primarily reflected improving portfolio performance, especially in the United States, and the impact of lower receivables.

     The following table summarizes the activity related to the off-balance sheet sales of receivables reported as revenues for the periods indicated (in millions):

                                                                                           Second Quarter
                                                                                    --------------------------------
                                                                                      2004              2003
                                                                                    --------------    --------------
Net gain on sales of receivables                                                    $      69         $      51
Interest income from retained securities                                                  166               197
Servicing fees                                                                            111               179
Excess spread and other                                                                   235               245
                                                                                    ---------         ---------
    Investment and other income related to sales of receivables                           581               672
Less: Whole-loan income                                                                   (32)              (48)
                                                                                    ---------         ---------
    Income related to off-balance sheet securitizations                             $     549         $     624
                                                                                    =========         =========
Memo:
  Finance receivables sold                                                          $ 2,400           $ 2,666
  Servicing portfolio as of period-end                                               51,304            62,595
  Pre-tax gain per dollar of retail receivables sold                                    2.9%              1.9%

     Investment and other income related to sales of receivables decreased $91 million or 14% from $672 million in the second quarter 2003 to $581 million in the second quarter of 2004. This decline resulted from lower levels of outstanding sold receivables, down about $11 billion compared with the second quarter of 2003, reflecting primarily lower funding requirements. Excluding the effects of whole-loan sale transactions, which totaled $10.4 billion in the 2002-2004 period, off-balance sheet securitization income declined $75 million from $624 million in the second quarter of 2003 to $549 million in the second quarter of 2004.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table shows, on an analytical basis, the earnings impact of off-balance sheet securitizations had Ford Credit reported them as on-balance sheet and funded them through asset-backed financings for the periods indicated (in millions):

                                                                                            Second Quarter
                                                                                       ------------------------
                                                                                          2004         2003
                                                                                       -----------  -----------
Financing revenue
 Retail revenue                                                                             $663        $ 951
 Wholesale revenue                                                                           284          297
                                                                                            ----        -----
  Total financing revenue                                                                    947        1,248
Borrowing cost                                                                              (244)        (390)
                                                                                            ----        -----
  Net financing margin                                                                       703          858
Credit losses                                                                               (101)        (153)
                                                                                            ----        -----
    Income before income taxes                                                              $602        $ 705
                                                                                            ====        =====

Memo:
Income related to off-balance sheet securitizations                                         $549         $624
Recalendarization impact of off-balance sheet securitizations                                (53)         (81)

     In the second quarter of 2004, the impact to earnings of off-balance sheet securitizations was $53 million lower than had these transactions been structured as on-balance sheet securitizations. This difference results from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in off-balance sheet securitizations increases or decreases over time.

Hertz
-----

     In the second quarter of 2004, income before income taxes was $144 million, compared with $57 million in the second quarter of 2003. The improvement was primarily due to higher rental volume in the Hertz worldwide car rental business, offset partially by lower pricing. Earnings were also favorably impacted by lower fleet costs, higher net proceeds received in excess of book value on the disposal of used vehicles and equipment, and improved cost performance.


FIRST HALF RESULTS OF OPERATIONS

     Our worldwide net income was $3.1 billion in the first half of 2004, or $1.51 per diluted share of Common and Class B Stock. In the first half of 2003, net income was $1.3 billion, or $0.67 per share.

     Results by business sector for the first half of 2004 and 2003 are shown below (in millions):

                                                                                      First Half
                                                                                    Net Income/(Loss)
                                                                            --------------------------------------------
                                                                                                          2004
                                                                                                      Over/(Under)
                                                                              2004        2003*           2003
                                                                            ----------- ------------ -------------------
Income/(loss) before income taxes
 Automotive sector                                                          $1,749       $  665          $1,084
 Financial Services sector                                                   2,642        1,393           1,249
                                                                            ------       ------          ------
  Total Company                                                              4,391        2,058           2,333
Provision for/(benefit from) income taxes                                    1,097          531             566
Minority interests in net income/(loss) of subsidiaries                        157          200             (43)
                                                                            ------       ------          ------
  Income/(loss) from continuing operations                                   3,137        1,327           1,810
Income/(loss) from discontinued/held-for-sale operations                       (20)         (14)             (6)
                                                                            ------       ------          ------
  Net income/(loss)                                                         $3,117       $1,313          $1,804
                                                                            ======       ======          ======

----------
* Certain amounts were reclassified to conform to current period presentation consistent with the presentation in our 10-K Report. Reclassifications include profits and losses related to discontinued/held-for-sale operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Sector
-----------------

     Details of Automotive sector results for the first half of 2004 and 2003 are shown below (in millions):

                                                                                    First Half
                                                 --------------------------------------------------------------------------------
                                                                                            Income/(Loss) Before Taxes
                                                       Income/(Loss) Before Taxes             Excluding Special Items
                                                 --------------------------------------   ---------------------------------------
                                                                             2004                                      2004
                                                                             Over/                                     Over/
                                                                            (Under)                                   (Under)
                                                    2004         2003        2003            2004        2003          2003
                                                 ---------- ------------ --------------   ---------- ------------ ---------------
Americas
 Ford North America                               $2,297       $1,681      $  616          $2,417       $1,681       $  736
 Ford South America                                   37         (100)        137              37         (100)         137
                                                  ------       ------      ------          ------       ------       ------
  Total Americas                                   2,334        1,581         753           2,454        1,581          873

Ford Europe and PAG
 Ford Europe                                         167         (772)        939             216         (772)         988
 PAG                                                (342)          78        (420)           (342)          78         (420)
                                                  ------       ------      ------          ------       ------       ------
  Total Ford Europe and PAG                         (175)        (694)        519            (126)        (694)         568

Ford Asia Pacific/Africa and Mazda
 Ford Asia Pacific and Africa                         23          (53)         76              23          (53)          76
 Mazda and Associated Operations                     114           86          28             114           86           28
                                                  ------       ------      ------          ------       ------       ------
  Total Ford Asia Pacific/Africa
   and Mazda                                         137           33         104             137           33          104

Other Automotive                                    (547)        (255)       (292)           (564)        (255)        (309)
                                                  ------       ------      ------          ------       ------       ------

  Total, excluding special items                                                            1,901          665        1,236

Special items *                                                                              (152)           -         (152)
                                                                                           ------       ------       ------

   Total Automotive                               $1,749       $  665      $1,084          $1,749       $  665       $1,084
                                                  ======       ======      ======          ======       ======       ======

----------
* Special items include $(120) million of charges for revaluation and restructuring of our investment in Ballard Power Systems (see discussion above), $(49) million related to the completion of the previously announced Ford Europe restructuring plan, and $17 million related to a prior divestiture.

     Details of Automotive sector sales and vehicle unit sales for the first half 2004 and 2003 are shown below:

                                                      Sales                                  Vehicle Unit Sales *
                                                 (in billions)                                  (in thousands)
                                        --------------------------------------------  --------------------------------------------
                                                                    2004                                          2004
                                                                Over/(Under)                                  Over/(Under)
                                          2004       2003           2003                2004       2003           2003
                                        --------- ----------- ----------------------  -------- ----------- -----------------------
Americas
 Ford North America                       $43.8      $42.9      $0.9        2%         1,930      2,006       (76)        (4)%
 Ford South America                         1.3        0.7       0.6       86            133         93        40         43
                                          -----      -----      ----       --          -----      -----       ---         --
  Total Americas                           45.1       43.6       1.5        3          2,063      2,099       (36)        (2)

Ford Europe and PAG
 Ford Europe                               13.2       10.2       3.0       29            876        791        85         11
 PAG                                       13.7       11.8       1.9       16            390        369        21          6
                                          -----      -----      ----       --          -----      -----       ---         --
  Total Ford Europe and PAG                26.9       22.0       4.9       22          1,266      1,160       106          9

 Ford Asia Pacific and Africa               3.5        2.7       0.8       30            204        165        39         24
                                          -----      -----      ----       --          -----      -----       ---         --

   Total Automotive                       $75.5      $68.3      $7.2       11%         3,533      3,424       109          3%
                                          =====      =====      ====       ==          =====      =====       ===         ==

----------
* Included in vehicle unit sales of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by our unconsolidated subsidiaries totaling 34,000 and 13,000 in 2004 and 2003, respectively. The revenue from these units is not reflected in the dollar sales reported above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Details of Automotive sector market share for selected markets for the first half of 2004 and 2003 are shown below:

                                                                        2004
                                                                     Over/(Under)
                                     2004          2003                 2003              Market
                                   ------------ -------------- -------------------   ---------------------
Americas
 Ford North America                   18.4%         19.6%           (1.2)pts.        U.S. b/
 Ford South America                   11.2          11.1             0.1             Brazil b/

Ford Europe and PAG a/
 Ford Europe                           8.9           8.9               0             Europe b/
 PAG                               1.3/2.4       1.3/2.2           0/0.2             U.S./Europe

 Ford Asia Pacific                    13.6          13.9            (0.3)            Australia b/

----------
a/ 2004 European market share for Ford Europe and PAG are based, in part, on estimated vehicle registrations.
b/ Excludes market share of our Premier Automotive Group brand vehicles
   (i.e. Volvo, Jaguar, Land Rover and Aston Martin).

     The following discussion is based on Income/(Loss) Before Taxes Excluding Special Items. We believe this measure to be useful to investors because it excludes elements that we do not consider to be indicative of earnings from our on-going operating activities. As a result, it provides investors with a more relevant measure of the results generated by our operations.

Americas
--------

     Ford North America. The improvement in profits for Ford North America primarily reflected improved product mix, positive net pricing, and favorable cost performance, offset partially by lower volume.

     Ford South America. The improvement in profits for Ford South America primarily reflected positive net pricing and higher vehicle unit sales volume and improved product mix, offset partially by unfavorable cost performance. The higher unit sales volume reflected stronger industry sales volumes and higher market share, particularly for the Ford EcoSport, Fiesta, and Cargo models.

Ford Europe and PAG
-------------------

     Ford Europe. The improvement in profits for Ford Europe primarily reflected favorable cost performance, including the effects of our previously announced restructuring actions, higher vehicle unit sales volume and positive net pricing. The increase in vehicle unit sales volume primarily reflected the strength of the Ford Focus C-Max model and higher sales in Turkey and Russia. The improvement in revenue primarily reflected stronger European currencies and the increase in vehicle unit sales.

     PAG. The deterioration in results for PAG primarily reflected unfavorable changes in exchange rates, unfavorable product mix, and negative net pricing, offset partially by higher unit sales volume. The higher unit sales volume reflected higher market share in Europe and higher industry volumes in Europe and the U.S.

Ford Asia Pacific and Africa/Mazda
----------------------------------

     Ford Asia Pacific and Africa. The improvement for Ford Asia Pacific and Africa primarily reflected favorable changes in exchange rates and higher unit sales volume.

     Mazda  and   Associated   Operations.   The  change   primarily   reflected
     improvements in our Mazda-related investments.

Other Automotive
----------------

     The increase in loss before income taxes for Other Automotive primarily reflected the reclassification of interest expense on our 6.50% Junior Subordinated Debentures due 2032 held by a subsidiary trust, Ford Motor Company Capital Trust II (prior to July 1, 2003, this interest expense was included in Minority interests in net income/(loss) of subsidiaries) and lower earnings on our gross cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Sector
-------------------------

     Details of Financial Services sector income/(loss) before income taxes for the first half of 2004 and 2003 are shown below (in millions):

                                                                           First Half
                                                                 Income/(Loss) Before Income Taxes
                                                               --------------------------------------------
                                                                                             2004
                                                                                            Over/(Under)
                                                                 2004          2003          2003
                                                               ------------  -----------  -----------------
Ford Credit                                                     $2,509       $1,388          $1,121
Hertz*                                                             137           (2)            139
Other Financial Services                                            (4)           7             (11)
                                                                ------       ------          ------

   Total Financial Services sector                              $2,642       $1,393          $1,249
                                                                ======       ======          ======

----------
* Includes amortization expense related to intangibles recognized upon consolidation of Hertz.

Ford Credit
-----------

     The improvement in earnings resulted primarily from improvement in credit loss performance, improved lease residual performance and improved financing margin, offset partially by the impact of lower off-balance sheet securitizations and whole-loan sale transactions. The improvement in lease residual performance resulted from higher used vehicle prices and a reduction in the percentage of vehicles returned by dealers to Ford Credit at the end of the lease period.

     Details of credit losses and loss-to-receivables ratios for the first half of 2004 and 2003 are shown below:

                                                                    First Half
                                                               -------------------------
                                                                 2004         2003
                                                               ------------ ------------
Credit losses (in millions)
  On-balance sheet                                               $667       $  945
  Managed                                                         939        1,309

Loss-to-receivables ratio
  On-balance sheet                                               1.03%        1.53%
  On-balance sheet (including credit losses
   associated with reacquired receivables)*                      1.09%        1.56%

----------
* Ford Credit believes that the use of the on-balance sheet loss-to-receivables ratio that includes the credit losses on reacquired receivables is useful to investors because it provides a more complete presentation of Ford Credit's on-balance sheet credit loss performance.

     The decrease of $278 million in credit losses for the on-balance sheet portfolio primarily reflected improved loss performance in the U.S. retail installment and operating lease portfolio resulting from lower repossessions and a lower average loss per repossession. The on-balance sheet loss-to-receivables ratio including reacquired receivables in the first half of 2004 was 1.09%, down from 1.56% in 2003.

Hertz
-----

     In the first half of 2004, income before income taxes was $137 million, compared with a loss of $2 million in the first half of 2003. The improvement was primarily due to higher rental volume in the Hertz worldwide car rental business, offset partially by lower pricing. Earnings were also favorably impacted by lower fleet costs, higher net proceeds received in excess of book value on the disposal of used vehicles and equipment, and improved cost performance.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Gross Cash. Automotive gross cash includes cash and cash equivalents, marketable and loaned securities and assets contained in a short-term Voluntary Employee Beneficiary Association trust ("VEBA") as detailed below (in billions):

                                                                              2004                            2003
                                                                  ------------------------------  -----------------------------
                                                                     June 30        January 1        June 30        January 1
                                                                  ---------------  -------------  --------------   ------------
   Cash and cash equivalents                                        $ 5.9           $ 5.4           $ 7.5           $  5.2
   Marketable securities                                             11.6            10.8            15.0             17.4
   Loaned securities                                                  5.3             5.7             4.6                -
                                                                    -----           -----           -----           ------
    Total cash, marketable and
     loaned securities                                               22.8            21.9            27.1             22.6
   Short-term VEBA assets                                             4.0             4.0             1.6              2.7
                                                                    -----           -----           -----           ------
      Gross cash                                                    $26.8           $25.9           $28.7           $ 25.3
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

     Changes in Automotive gross cash for the second quarter and first half of 2004 and 2003 are summarized below (in billions):

                                                                               Second Quarter            First Half
                                                                            -----------------------  -----------------------
                                                                              2004        2003         2004        2003
                                                                            ----------- -----------  ----------- -----------
   Gross cash at end of period                                                $26.8       $28.7        $26.8       $28.7
   Gross cash at beginning of period                                           26.5        26.6         25.9        25.3
                                                                              -----       -----        -----       -----
    Total change in gross cash                                                $ 0.3       $ 2.1        $ 0.9       $ 3.4
                                                                              =====       =====        =====       =====

   Operating-related cash flows
    Automotive income/(loss) before income
     taxes, excluding special items                                           $ 0.1       $   -        $ 1.9       $ 0.7
    Capital expenditures                                                       (1.4)       (2.0)        (2.6)       (3.4)
    Depreciation and special tools amortization                                 1.6         1.3          3.2         2.7
    Changes in receivables, inventory and trade payables                       (1.4)       (0.2)        (1.0)       (0.6)
    Other                                                                       1.2         1.7          0.9         2.4
                                                                              -----       -----        -----       -----
     Total operating-related cash flows before pension/
      long-term VEBA contributions and tax refunds                              0.1         0.8          2.4         1.8
    Funded pension plans/long-term VEBA contributions                          (0.3)       (0.1)        (1.5)       (1.3)
    Tax refunds                                                                   -           -            -         0.9
                                                                              -----       -----        -----       -----
      Total operating-related cash flows                                       (0.2)        0.7          0.9         1.4
   Capital transactions with Financial Services sector *                        1.0         0.9          1.9         1.7
   Divestitures and acquisitions                                                0.1         0.2          0.3         0.4
   Other
    Dividends paid to shareholders                                             (0.2)       (0.2)        (0.4)       (0.4)
    Changes in total Automotive sector debt                                    (0.3)        0.4         (1.7)        0.2
    Other                                                                      (0.1)        0.1         (0.1)        0.1
                                                                              -----       -----        -----       -----
      Total change in gross cash                                              $ 0.3       $ 2.1        $ 0.9       $ 3.4
                                                                              =====       =====        =====       =====

----------
*    Primarily dividends, capital contributions, loans and loan repayments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Shown in the table below is a reconciliation between Cash flows from operating activities before securities trading and operating-related cash flows, calculated as shown in the table above, for the second quarter and first half of 2004 and 2003 (in billions):

                                                                               Second Quarter              First Half
                                                                           -------------------------  ------------------------
                                                                              2004          2003         2004          2003
                                                                           -----------   -----------  ----------    ----------
   Cash flows from operating activities
    before securities trading                                                $ 1.0         $ 2.8        $ 3.6  a/     $ 5.7  a/

   Items included in operating-related cash flow
    Capital expenditures                                                      (1.4)         (2.0)        (2.6)         (3.4)
    Net transactions between Automotive
     And Financial Services sectors                                            0.6             -          0.5  b/      (0.3) b/
    Other                                                                     (0.4)         (0.1)        (0.6)         (0.6)
                                                                             -----         -----        -----         -----
     Operating-related cash flows                                            $(0.2)        $ 0.7        $ 0.9         $ 1.4
                                                                             =====         =====        =====         =====

----------
   a/ As shown in our condensed sector statement of cash flows for the Automotive sector.
   b/ Primarily payables and receivables between the sectors in the normal course of business, as shown in our condensed sector statement of cash flows.

     Automotive operating-related cash flow, excluding pension and long-term VEBA contributions and tax refunds, was positive at about $100 million for the second quarter 2004. This reflects Automotive pre-tax profit excluding special items ($83 million), depreciation and amortization in excess of capital spending (about $200 million), and other operating-related changes, primarily timing differences between expense or revenue recognition and the corresponding cash payments for items such as health care, pension, marketing and warranty (positive cash flow of $1.2 billion), offset by changes in receivables, inventory, and trade payables (negative cash flow of $1.4 billion).

     Capital   transactions  with  the  Financial  Services  sector,   primarily
dividends received from Ford Credit, totaled $1 billion in the second quarter of 2004.

     Balance Sheet Improvement Actions. We are taking actions over time to strengthen the Automotive balance sheet. By year-end 2004, we plan to have taken actions that, in total, will have reduced our obligations by about $10 billion over the past two years. These capital improvements include pre-funding our healthcare and pension obligations and reducing Automotive debt.

     In 2003, these actions included $2.8 billion in contributions to our U.S. and non-U.S. funded pension plans and a $2 billion contribution to a long-term VEBA, which we are using to pre-fund a portion of our healthcare obligation.

     In the second quarter 2004, we contributed about $300 million to our non-U.S. funded pension plans, for a total of $1.5 billion in contributions to non-U.S. funded pension plans for the first half 2004.

     In the first half 2004, we repurchased $1 billion of senior debt in the open market. The majority of our purchases have been among four large issues, which have maturities between 2028 and 2032. In addition, in January 2004, we redeemed our 9% Trust Originated Preferred Securities, which had the effect of reducing our subordinated debt by about $700 million.

     In the second half of 2004, we plan $2 billion of additional balance sheet improvement actions, including a $1.5 billion contribution on July 21, 2004 to our long-term VEBA.

     Shutdown Working Capital Financing. Each year during the summer and at year end, vacation and holiday production shutdowns occur. During these periods, wholesale revenues are not generated (because we are not shipping and selling vehicles to dealers). Historically, we funded the seasonal cash outflows during the shut-down period by reducing cash reserves.

     In July 2004, we initiated an alternative source of cost-effective funding for the 2004 United States summer vacation shutdown through an uncommitted auction facility with our bank group. We received $3.6 billion in bids in our first auction and elected to raise $2.3 billion, which matures on September 7, 2004. We expect to use this funding process for future shutdowns.

     With this shutdown working capital financing, a portion of our cash reserves otherwise held for shutdown periods can be deployed more efficiently to address other longer-term liabilities (including pension and healthcare obligations and debt retirement), as described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Debt. At June 30, 2004, our Automotive sector had total senior debt of $13.7 billion, compared with $15.0 billion at December 31, 2003. The debt decrease primarily reflected the repurchases described above.

     Ford Motor Company Capital Trust II (the "Trust II") had outstanding $5.0 billion of trust preferred securities at June 30, 2004. The dividend and liquidation preferences on these securities are paid from interest and principal payments on our junior subordinated debentures held by the Trust II in a principal amount of $5.2 billion.

     Credit Facilities. Excluding credit facilities of our Variable Interest Entities, at July 1, 2004, the Automotive sector had $7.0 billion of contractually committed credit agreements with various banks, of which $6.9 billion were available for use. Seventy-six percent of the total facilities are committed through June 30, 2009. Of the $7.0 billion, $6.7 billion constitute global credit facilities and may be used, at Ford's option, by any of its direct or indirect majority-owned subsidiaries on a guaranteed basis. Ford also has the ability to transfer, on a non-guaranteed basis, $2.5 billion of such global credit facilities to Ford Credit and $518 million to FCE Bank plc. ("FCE"), Ford Credit's European operation. All of the global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that could limit our ability to borrow.

Financial Services Sector
-------------------------

Ford Credit
-----------

     Debt and Cash. Ford Credit's total debt was $138.3 billion at June 30, 2004, down $11.4 billion compared with December 31, 2003. This decrease primarily reflected repayment of debt maturing in the second quarter of 2004 and lower asset levels, which reduced Ford Credit's funding needs. Ford Credit's unsecured commercial paper outstanding at June 30, 2004 totaled $8.0 billion, up $1.9 billion compared with December 31, 2003.

     Funding. During the second quarter of 2004, Ford Credit issued $2.2 billion of long-term debt with maturities of one to 10 years, including about $600 million of unsecured institutional funding and about $1.6 billion of unsecured retail bonds. In addition, Ford Credit realized proceeds of about $2.1 billion from sales of receivables in off-balance sheet securitizations.

     Ford Credit expects its full-year 2004 public term funding requirements to be between $13 billion and $19 billion. In the first half of 2004, it completed about $8 billion of public term funding transactions. Because of significant available liquidity and a relatively smaller balance sheet size, Ford Credit plans, depending on market conditions, to repurchase a portion of its outstanding debt securities during the remainder of 2004.

     Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing its capital structure. Ford Credit calculates leverage on a financial statement basis and on a managed basis.

     Ford Credit's financial statement leverage (debt-to-equity ratio) is calculated in the following table:

                                                                June 30,        December 31,
                                                                 2004              2003
                                                             ----------------  ----------------
Total debt (in billions)                                       $138.3            $149.7
Total stockholder's equity (in billions)                         12.1              12.5
Debt-to-equity ratio (to 1)                                      11.4              12.0

     At June 30, 2004, Ford Credit's financial statement leverage was 11.4 to 1, compared with 12.0 to 1 at December 31, 2003. This decrease in leverage resulted primarily from lower funding requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Ford Credit's managed leverage is calculated in the following table (in billions, except ratios):

                                                                June 30,        December 31,
                                                                 2004              2003
                                                             ----------------  ----------------
Total debt                                                     $138.3            $149.7
Securitized off-balance sheet
 receivables outstanding                                         45.8              49.4
Retained interest in securitized
 off-balance sheet receivables                                  (16.4)            (13.0)
Adjustments for cash and
 cash equivalents                                                (8.8)            (15.7)
Adjustments for SFAS No. 133                                     (3.2)             (4.7)
                                                               ------            ------
  Adjusted debt                                                $155.7            $165.7
                                                               ======            ======

Total stockholder's equity
 (including minority interest)                                 $ 12.1            $ 12.5
Adjustment for SFAS No. 133                                       0.1               0.2
                                                               ------            ------
  Adjusted equity                                              $ 12.2            $ 12.7
                                                               ======            ======

Managed debt-to-equity ratio (to 1)                              12.7              13.0

     At June 30, 2004, Ford Credit's  managed  leverage was 12.7 to 1, down from
13.0 to 1 at year-end 2003. Ford Credit's dividend policy is based in part on its strategy to maintain managed leverage at the lower end of the 13 - 14 to 1 range. Based on Ford Credit's profitability and managed receivable levels, it paid dividends of $1.9 billion in the first half of 2004.

     Credit Facilities. For additional funding and to maintain liquidity, Ford Credit and its majority-owned subsidiaries (including FCE) have contractually committed credit facilities with financial institutions that totaled approximately $7.7 billion at July 1, 2004. This includes $4.8 billion of Ford Credit facilities ($3.9 billion global and $0.9 billion non-global) and $2.9 billion of FCE facilities ($2.7 billion global and $0.2 billion non-global). Approximately $1.1 billion of the total facilities were in use at July 1, 2004. Of the $7.7 billion, about 42% of these facilities are committed through June 30, 2009. The global credit facilities may be used, at Ford Credit's or FCE's option, by any of their direct or indirect majority-owned subsidiaries. Ford Credit or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that would limit our ability to borrow.

     Additionally, at July 1, 2004, banks provided $18.6 billion of contractually committed liquidity facilities supporting two asset-backed commercial paper programs; $18.2 billion support Ford Credit's FCAR program and $425 million support Ford Credit's Motown NotesSM Program. Facilities supporting Ford Credit's FCAR program increased to $18.5 billion at July 12, 2004, reflecting additional bank commitments of $250 million.

     In addition, Ford Credit also has entered into agreements with several bank-sponsored commercial paper issuers ("conduits") under which such conduits are contractually committed to purchase from Ford Credit, at Ford Credit's option, up to an aggregate of approximately $11.8 billion of receivables. The agreements have varying maturity dates between September 16, 2004 and June 23, 2005. As of June 30, 2004, approximately $3.7 billion of these conduit commitments have been utilized.

Hertz
-----

     Debt and Cash. At June 30, 2004, Hertz had total debt of $9.2 billion, up $1.6 billion from December 31, 2003. Commercial paper outstanding at June 30, 2004 totaled $2.4 billion, compared with $2.2 billion at December 31, 2003. At June 30, 2004, Hertz had cash and cash equivalents of $860 million, up from $610 million at December 31, 2003.

     Hertz has an asset backed securitization ("ABS") program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing resources. On March 31, 2004, Hertz issued $600 million of medium term notes under its ABS program. As of June 30, 2004, $1.1 billion was outstanding under the ABS program consisting of $500 million of commercial paper and the $600 million of medium term notes.

Total Company
-------------

     Stockholders' Equity. Our stockholders' equity was $13.6 billion at June 30, 2004, up $1.9 billion from December 31, 2003. The increase primarily reflected net income of $3.1 billion less dividends of $366 million and other comprehensive loss of $795 million. See Note 8 of the Notes to the Financial Statements for further discussion of other comprehensive income/(loss).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OFF-BALANCE SHEET ARRANGEMENTS

     Special Purpose Entities. At June 30, 2004, the total outstanding principal amount of receivables sold by Ford Credit held by off-balance sheet securitization entities was $45.8 billion, down $3.6 billion from December 31, 2003. Ford Credit's retained interests in such sold receivables at June 30, 2004 were $16.4 billion, up $3.4 billion from December 31, 2003. The decrease in receivables held by off-balance sheet securitization entities primarily reflected Ford Credit's lower funding requirements. The increase in retained interests primarily reflected the maturity of a wholesale term securitization in June 2004.

OUTLOOK

     Shown  below  are  our  2004  planning  assumptions,   operational  metrics
milestones and financial results milestones and our outlook for achieving these milestones:

                                                                                                       Full Year
                                                                  Base                                  Outlook
     Planning Assumptions
     --------------------
     Industry volume (SAAR) - U.S.                       17.0 million units                               17.0
                              Europe                     16.9 million units                               17.2

                                                           Milestone
     Operation Metrics
     -----------------
     Quality                                        Improve in all regions                             On Track
     Market share                                   Flat or improve in all regions                      Mixed
     Automotive cost performance a/                 Improve by at least $500 million                    Better
     Capital spending                               $7 billion                                          Lower
     Operating-related cash flow b/                 $1.2 billion positive                              On Track

     Financial Results                                    Pre-tax income c/
     -----------------                                    --------------
                                                          (in billions)
      Automotive
       Americas
        Ford North America                                $ 1.5  - $ 1.7                           On Track/Better
        Ford South America                                 (0.1) -     0                               On Track
       Ford Europe/PAG
        Ford Europe                                        (0.2) -  (0.1)                          On Track/Better
        PAG                                                 0.5  -   0.6                                Worse
        Ford Asia Pacific and Africa
         /Mazda                                               0  -   0.1                               On Track
                                                          -----    -----
       Total Automotive                                     0.9  -   1.1                               On Track
      Financial Services                                    2.6  -   2.7                                Better
                                                          -----    -----
       Total Company                                      $ 3.5  - $ 3.8                                Better
                                                          =====    =====

----------
     a/ At constant volume, mix and exchange; excluding special items. b/ Excluding pension/long-term VEBA contributions and tax refunds. c/ Excluding special items.

     Second quarter 2004 results included the effect of favorable experience related to prior-year tax matters, which resulted in an effective tax rate of 20% for the quarter. We expect our effective tax rate for the remainder of the year to average about 28%, for a full-year effective rate of about 26%.

     We continue to believe that our Automotive sector is on track to achieve $0.9 to $1.1 billion of pre-tax income in 2004, excluding special items. Our present expectation is that Ford North America and Ford Europe will meet or slightly exceed the full year milestones. Ford South America and Ford Asia Pacific and Africa/Mazda appear to be on track to meet the full year milestones. We do not expect that PAG will meet the full year milestone of $500 million to $600 million in pre-tax profit and is unlikely to achieve breakeven for the year. We are assessing business improvement actions for PAG, particularly at Jaguar.

     Second quarter 2004 results for the Financial Services sector again exceeded our expectations and we continue to expect that the Financial Services sector will exceed the full year earnings milestone of $2.6 - $2.7 billion in pre-tax profit.

     Overall, we expect to exceed our total company milestone for pre-tax income, excluding special items. Based on present conditions, we expect special items for the full year to be about $260 million pre-tax (or about $0.08 per share) consisting primarily of charges related to the revaluation and restructuring of our investment in fuel cell technologies and completion of the Ford Europe restructuring actions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The pricing and competitive environment in the automotive industry remains intense and may intensify further in the balance of the year due to the high level of dealer inventories across the industry and many new products scheduled to be introduced in 2004 by various manufacturers.

     Based on the foregoing and subject to the risks described under "Risk Factors" below, we expect third quarter per share earnings to be in the range of breakeven to $0.05, from continuing operations and excluding special items. For full-year 2004, we have increased our per share earnings guidance by $0.15 from a range of $1.65 to $1.75 to a range of $1.80 to $1.90, from continuing operations and excluding special items. This increase reflects our expectation that our Financial Services sector will exceed our previous guidance, as well as the effect of the change to our full-year tax rate to about 26% as discussed above.

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

OTHER FINANCIAL INFORMATION

     The interim financial information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 has not been audited by PricewaterhouseCoopers LLP ("PwC"). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

Item 3. Quantitative and Qualitative Discussion about Market Risks

     There is no material change in the information reported under Part II, Item 7A of our 10-K Report.


Item 4.  Controls and Procedures

     Evaluation of disclosure controls and procedures. William Clay Ford, Jr., our Chief Executive Officer, and Donat R. Leclair, our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2004 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and regulations.

Change in internal controls. No changes in the Company's internal controls over financial reporting occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.




                           Part II. Other Information


Item 1.  Legal Proceedings

Product liability Matters
-------------------------

     Buell-Wilson v. Ford. During December 2002, an action was filed in Superior Court in San Diego County, California, alleging that defects in stability, roof strength and warnings in a 1997 Ford Explorer caused an accident in which the plaintiff was seriously injured. In June of 2004, the jury rendered a verdict in favor of the plaintiff and ordered us to pay $122.6 million in compensatory damages and $246 million in punitive damages. We have filed motions for judgment notwithstanding the verdict and for a new trial. If those motions are denied, we will appeal to the California Court of Appeals.

     F-150 Radiator Class Actions. (Previously discussed on page 29 of the 10-K Report). The Texas Court of Appeals reversed the class certification orders and remanded the case to the trial court for further proceedings. Additional purported statewide class action suits with similar allegations and claims for relief have been filed in state courts in Bibb County, Georgia and in Madison County, Illinois.

Item 2.  Changes in Securities and Use of Proceeds

     During the second quarter of 2004, we issued a total of 23,099 shares of our common stock under our Restricted Stock Plan for Non-Employee Directors to certain directors as part of their total compensation. Such shares were not registered pursuant to the Securities Act of 1933, as amended, in reliance on
Section 4(2) thereof.

     During the second quarter of 2004, we purchased shares of our Common Stock as follows:

                                                                        Total Number of              Maximum Number (or
                                                                      Shares Purchased as       Approximate Dollar Value) of
                                Total Number of        Average          Part of Publicly           Shares that May Yet Be
                               Shares Purchased      Price Paid        Announced Plans or       Purchased Under the Plans or
          Period                      a/              per Share             Programs                      Programs
---------------------------    ------------------    ------------    -----------------------   -------------------------------
      April 1, 2004
         through                                                                               No publicly announced
      April 30, 2004               1,587,194           $14.27                  0               repurchase program in place

       May 1, 2004
         through                                                                               No publicly announced
       May 31, 2004                1,535,414           $14.64                  0               repurchase program in place

       June 1, 2004
         through                                                                               No publicly announced
      June 30, 2004                1,671,811           $15.49                  0               repurchase program in place
                                   ---------                                   -

         Total                     4,794,419           $14.81                  0
                                   =========                                   =

----------
a/ We currently do not have a publicly announced repurchase program in place. Of the 4,794,419 shares purchased, 4,784,243 shares were purchased from the Ford Motor Company Savings and Stock Investment Plan for Salaried Employees ("SSIP") and the Tax Efficient Savings Plan for Hourly Employees ("TESPHE"). Shares are generally purchased from the SSIP and TESPHE when participants in those plans elect to sell units in the Ford Stock Fund upon retirement, upon termination of employment with the Company, related to an in-service distribution, or to fund a loan against an existing account balance in the Ford Stock Fund. Shares are not purchased from these plans when a participant transfers account balances out of the Ford Stock Fund and into another investment option under the plans. The remaining shares were acquired from our employees or former employees in accordance with our various compensation plans as a result of share withholdings to pay income taxes with respect to (i) the lapse of restrictions on restricted stock,
     (ii) the issuance of stock as a result of the conversion of restricted stock equivalents awarded to our executives or directors, or to pay the exercise price and related income taxes with respect to the exercise of a stock option.


Item 5.  Other Information

Governmental Standards
----------------------

     Mobile Source Emissions Control -- U.S. Requirements. Environmental agencies in the states of New Jersey, Connecticut, and Rhode Island are all in the process of developing regulations adopting California's motor vehicle emissions standards. Connecticut enacted a law in May 2004 requiring adoption of the California standards, and Rhode Island is proceeding on the basis of past legislation granting authority to enact motor vehicle standards more stringent than federal standards under certain circumstances. It appears that each of these states will adopt California's requirements for manufacturers to produce and deliver for sale zero-emission vehicles, which produce no emissions of regulated pollutants ("ZEV"). These states have not yet determined how to address the fact that manufacturers have already accumulated substantial ZEV credits in California. If a state were to adopt the ZEV mandate without taking into account the accumulated credits and their application toward compliance in California, that state's ZEV rules would become far more onerous than California's ZEV rules going forward.

     Motor Vehicle Fuel Economy -- U.S. Requirements. In June 2004, the California Air Resources Board ("CARB") issued a draft Staff Report containing its proposed regulations for controlling greenhouse gas emissions from motor vehicles. Under the draft report, the new standards would begin taking effect in the 2009 model year and would get increasingly more stringent through the 2014 model year. The proposed standards for the 2014 MY are equivalent to a CAFE standard of more than 40 mpg for passenger cars and more than 28 mpg for light trucks. CARB is expected to issue a final Staff Report for public comment in August 2004, and vote on the proposal at a public hearing in September 2004.

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits
         --------

         Please refer to the Exhibit Index on Page 34.

    (b)  Reports on Form 8-K
         -------------------

         The Registrant filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

         Current report on Form 8-K dated April 1, 2004 included information relating to U.S. retail sales of Ford vehicles in March 2004.

         Current report on Form 8-K dated April 21, 2004 included information relating to Ford's first quarter 2004 financial results.

         Current report on Form 8-K dated April 22, 2004 included information relating to executive appointments.

         Current report on Form 8-K dated May 3, 2004 included information relating to U.S. retail sales of Ford vehicles in April 2004.

         Current report on Form 8-K dated June 2, 2004 included information relating to U.S. retail sales of Ford vehicles in May 2004.

         Current report on Form 8-K dated June 16, 2004 included information relating to second quarter earnings guidance.





                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              FORD MOTOR COMPANY
                                        -------------------------------------

                                                 (Registrant)






Date:      August 5, 2004               By: /s/Donat R. Leclair
           --------------                  ----------------------------------
                                             Donat R. Leclair
                                             Group Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


  Designation                            Description                                        Method of Filing
  ------------------    ------------------------------------------------------------------------------------------------------
  Exhibit 10.1          Agreement dated April 28, 2004 between Ford                        Filed with this Report
                        and David W. Thursfield

  Exhibit 10.2          Amendment dated June 4, 2004 to Agreement                          Filed with this report
                        between Ford and David W. Thursfield dated April
                        28, 2004

  Exhibit 12            Ford Motor Company and Subsidiaries Calculation                    Filed with this Report
                        of Ratio of Earnings to Combined Fixed Charges
                        and Preferred Stock Dividends

  Exhibit 15            Letter of PricewaterhouseCoopers LLP, Independent                  Filed with this Report
                        Accountants, dated August 5, 2004, relating to
                        Financial Information

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