Form 10-Q/A
period 2004-06-30
FORD MOTOR CO
filed 2004-08-30
CIK 37996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1






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
                                                 ---


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 28,2004 the Registrant had outstanding 1,758,935,347 shares of
            ------------                                -------------
Common Stock and 70,852,076 shares of Class B Stock.
                 ----------

                               FORD MOTOR COMPANY

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


     This Amendment No. 1 on Form 10-Q/A amends Part II, Item 4 of the original Quarterly Report for the period ended June 30, 2004, filed August 5, 2004 (the "Original 10-Q"), to include Part II, Item 4 inadvertently excluded from the Original 10-Q.

     Part II, Item 4 of the Original 10-Q is amended in its entirety to read as follows:


                           Part II. Other Information


Item 4.  Submission of Matters to a Vote of the Security-Holders
----------------------------------------------------------------

     On May 13, 2004, the 2004 Annual Meeting of Shareholders of Ford Motor Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

     Proposal 1 Election of Directors. The following nominees were elected directors of the Company, with each receiving the number of votes set forth opposite his or her name below:


                                 Number of Votes
                                 ---------------

Nominee                             For                          Against

John R. H. Bond                     2,415,298,250               291,308,196
Stephen G. Butler                   2,626,981,899                79,624,547
Kimberly A. Casiano                 2,636,037,999                70,568,447
Edsel B. Ford II                    2,623,074,755                83,531,691
William C. Ford                     2,623,266,440                83,340,006
William C. Ford, Jr.                2,635,528,602                71,077,844
Irvine O. Hockaday, Jr.             2,622,180,544                84,425,902
Marie-Josee Kravis                  2,638,594,068                68,012,378
Richard A. Manoogian                2,640,434,180                66,172,266
Ellen R. Marram                     2,623,239,322                83,367,124
Homer A. Neal                       2,639,544,139                67,062,307
Jorma Ollila                        2,627,433,386                79,173,060
Carl E. Reichardt                   2,635,245,191                71,361,255
Robert E. Rubin                     2,413,351,000               293,075,446
Nicholas V. Scheele                 2,635,174,066                71,432,380
John L. Thornton                    2,570,954,160               135,652,286

There were no broker non-votes with respect to the election of directors.

     Proposal 2 Ratification of Selection of Independent Public Accountants. A proposal to ratify the selection of PricewaterhouseCoopers LLP as independent public accountants to audit the books of account and other corporate records of the Company for 2004 was adopted, with 2,642,576,078 votes cast for, 45,819,016 votes cast against, 18,211,352 votes abstained and 0 broker non-votes.

     Proposal 3 Relating to Disclosure of Compensation Paid to Executive Officers. A proposal relating to disclosure of Company executive officers who are contractually entitled to receive more than $250,000 annually in compensation was rejected, with 2,017,676,324 votes cast against, 236,607,007 votes cast for, 28,231,971 votes abstained, and 424,091,144 broker non-votes.

     Proposal 4 Relating to Establishing an Independent Committee of the Board to Evaluate Conflicts of Interests. A proposal relating to establishing an independent committee of the Board to evaluate conflicts of interests between Class B Stock shareholders and common stock shareholders was rejected, with 1,886,519,152 votes cast against, 363,679,120 votes cast for, 32,317,030 votes abstained and 424,091,144 broker non-votes.

     Proposal 5 Relating to Terminating Certain Forms of Compensation for Named Executives. A proposal relating to terminating certain forms of compensation paid to Named Executives was rejected, with 2,054,452,277 votes cast against, 195,831,157 votes cast for, 32,231,868 votes abstained and 424,091,144 broker non-votes.

     Proposal 6 Relating to Limiting the Number of Employees Appointed as Directors. A proposal relating to limiting the number of employees appointed as Board members was rejected, with 2,038,992,910 votes cast against, 210,142,909 votes cast for, 33,379,483 votes abstained and 424,091,144 broker non-votes.

     Proposal 7 Relating to the Company Reporting on Greenhouse Gas Emissions. A proposal relating to the Company reporting greenhouse gas emissions was rejected, with 2,052,851,039 votes cast against, 134,013,956 votes cast for, 95,650,307 votes abstained and 424,091,144 broker non-votes.




                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    FORD MOTOR COMPANY
                                              ---------------------------------

                                                       (Registrant)






Date:   August 30, 2004                       By: /s/James C. Gouin
        ---------------                          ------------------------------
                                                   James C. Gouin
                                                   Vice President and Controller

                                  EXHIBIT INDEX
                                  -------------


  Designation                            Description                               Method of Filing
  ------------------    ------------------------------------------------------------------------------------------------
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