Form 10-Q
period 2004-09-30
FORD MOTOR CO
filed 2004-11-08
CIK 37996

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 2004
                                   ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to
                                   ----------    ----------


    Commission File Number:  1-3950
                             ------


                               FORD MOTOR COMPANY
                               -------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                     38-0549190
 ----------------------------                 ---------------------------------
 (State or other jurisdiction                 (IRS Employer Identification No.)
      of incorporation)


  One American Road, Dearborn, Michigan                       48126
-------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

                                 (313) 322-3000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of October 29, 2004 the Registrant had outstanding 1,758,815,803 shares of Common Stock and 70,852,076 shares of Class B Stock.


               Exhibit index located on sequential page number 34

================================================================================

                          Part I. Financial Information

Item 1.  Financial Statements
-----------------------------

                       Ford Motor Company and Subsidiaries
                           SECTOR STATEMENT OF INCOME
                           --------------------------
                For the Periods Ended September 30, 2004 and 2003
                     (in millions, except per share amounts)

                                                                                       Third Quarter                Nine Months
                                                                                -------------------------  ------------------------
                                                                                    2004          2003         2004         2003
                                                                                -----------   -----------  -----------  -----------
                                                                                       (unaudited)                (unaudited)
   AUTOMOTIVE
   Sales                                                                         $32,798       $30,243       $108,262      $98,453
   Costs and expenses
   Cost of sales                                                                  30,957        28,381         98,637       91,059
   Selling, administrative and other expenses                                      2,557         2,514          8,132        7,261
                                                                                 -------       -------       --------      -------
     Total costs and expenses                                                     33,514        30,895        106,769       98,320
                                                                                 -------       -------       --------      -------
   Operating income/(loss)                                                          (716)         (652)         1,493          133

   Interest expense                                                                  397           362          1,094          878

   Interest income and other non-operating income/(expense), net                     383           455            508          781
   Equity in net income/(loss) of affiliated companies                                57           (45)           197           48
                                                                                 -------       -------       --------      -------
   Income/(loss) before income taxes - Automotive                                   (673)         (604)         1,104           84

   FINANCIAL SERVICES
   Revenues                                                                        6,198         6,499         18,128       19,595

   Costs and expenses
   Interest expense                                                                1,470         1,552          4,342        4,794
   Depreciation                                                                    1,570         2,072          4,962        6,880
   Operating and other expenses                                                    1,394         1,315          3,865        3,696
   Provision for credit and insurance losses                                         339           529            892        1,801
                                                                                 -------       -------       --------      -------
     Total costs and expenses                                                      4,773         5,468         14,061       17,171
                                                                                 -------       -------       --------      -------
   Income/(loss) before income taxes - Financial Services                          1,425         1,031          4,067        2,424
                                                                                 -------       -------       --------      -------

   TOTAL COMPANY
   Income/(loss) before income taxes                                                 752           427          5,171        2,508
   Provision for/(benefit from) income taxes                                         210           140          1,317          679
                                                                                 -------       -------       --------      -------
   Income/(loss) before minority interests                                           542           287          3,854        1,829
   Minority interests in net income/(loss) of subsidiaries                            62            45            219          245
                                                                                 -------       -------       --------      -------
   Income/(loss) from continuing operations                                          480           242          3,635        1,584
   Income/(loss) from discontinued/held-for-sale operations                         (214)           (3)          (252)         (32)
   Cumulative effect of change in accounting principle                                 -          (264)             -         (264)
                                                                                 -------       -------       --------      -------
   Net income/(loss)                                                             $   266       $   (25)      $  3,383      $ 1,288
                                                                                 ========      =======       ========      =======

   Average number of shares of Common and Class B
    Stock outstanding                                                              1,829         1,831          1,831        1,832


   AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 7)
   Basic income/(loss)
    Income/(loss) from continuing operations                                     $  0.26       $  0.13       $   1.99      $  0.87
    Income/(loss) from discontinued/held-for-sale operations                       (0.11)            -          (0.14)       (0.02)
    Cumulative effect of change in accounting principle                                -         (0.14)             -        (0.15)
                                                                                 -------       -------       --------      -------
    Net income/(loss)                                                            $  0.15       $ (0.01)      $   1.85      $  0.70
                                                                                 =======       =======       ========      =======
   Diluted income/(loss)
    Income/(loss) from continuing operations                                     $  0.25       $  0.13       $   1.78      $  0.82
    Income/(loss) from discontinued/held-for-sale operations                       (0.10)            -          (0.12)       (0.01)
    Cumulative effect of change in accounting principle                                -         (0.14)             -        (0.13)
                                                                                 -------       -------       --------      -------
    Net income/(loss)                                                            $  0.15       $ (0.01)      $   1.66      $  0.68
                                                                                 =======       =======       ========      =======

   Cash dividends                                                                $  0.10       $  0.10       $   0.30      $  0.30

   The accompanying notes are part of the financial statements.

-----------------------------

                       Ford Motor Company and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                For the Periods Ended September 30, 2004 and 2003
                     (in millions, except per share amounts)

                                                                               Third Quarter                 Nine Months
                                                                          -------------------------  ---------------------------
                                                                             2004          2003           2004          2003
                                                                          ----------- -------------  ------------- -------------
                                                                                (unaudited)                  (unaudited)
 Sales and revenues
 Automotive sales                                                          $32,798       $30,243        $108,262       $98,453
 Financial Services revenues                                                 6,198         6,499          18,128        19,595
                                                                           -------       -------        --------       -------
   Total sales and revenues                                                 38,996        36,742         126,390       118,048

 Costs and expenses
 Cost of sales                                                              30,957        28,381          98,637        91,059
 Selling, administrative and other expenses                                  5,521         5,901          16,959        17,837
 Interest expense                                                            1,867         1,914           5,436         5,672
 Provision for credit and insurance losses                                     339           529             892         1,801
                                                                           -------       -------        --------       -------
   Total costs and expenses                                                 38,684        36,725         121,924       116,369
 Automotive interest income and other non-operating
  income/(expense), net                                                        383           455             508           781
 Automotive equity in net income/(loss)
  of affiliated companies                                                       57           (45)            197            48
                                                                           -------       -------        --------       -------
 Income/(loss) before income taxes                                             752           427           5,171         2,508
 Provision for/(benefit from) income taxes                                     210           140           1,317           679
                                                                           -------       -------        --------       -------
 Income/(loss) before minority interests                                       542           287           3,854         1,829
 Minority interests in net income/(loss) of subsidiaries                        62            45             219           245
                                                                           -------       -------        --------       -------
 Income/(loss) from continuing operations                                      480           242           3,635         1,584
 Income/(loss) from discontinued/held-for-sale operations                     (214)           (3)           (252)          (32)
 Cumulative effect of change in accounting principle                             -          (264)              -          (264)
                                                                           -------       -------        --------       -------
 Net income/(loss)                                                         $   266       $   (25)       $  3,383       $ 1,288
                                                                           =======       =======        ========       =======

 Average number of shares of Common and Class B
  Stock outstanding                                                          1,829         1,831           1,831         1,832

 AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK
 Basic income/(loss)
  Income/(loss) from continuing operations                                 $  0.26       $  0.13        $   1.99       $  0.87
  Income/(loss) from discontinued/held-for-sale operations                   (0.11)            -           (0.14)        (0.02)
  Cumulative effect of change in accounting principle                            -         (0.14)              -         (0.15)
                                                                           -------       -------        --------       -------
  Net income/(loss)                                                        $  0.15       $ (0.01)       $   1.85       $  0.70
                                                                           =======       =======        ========       =======
 Diluted income/(loss)
  Income/(loss) from continuing operations                                 $  0.25       $  0.13        $   1.78       $  0.82
  Income/(loss) from discontinued/held-for-sale operations                   (0.10)            -           (0.12)        (0.01)
  Cumulative effect of change in accounting principle                            -         (0.14)              -         (0.13)
                                                                           -------       -------        --------       -------
  Net income/(loss)                                                        $  0.15       $ (0.01)       $   1.66       $  0.68
                                                                           =======       =======        ========       =======

 Cash dividends                                                            $  0.10       $  0.10        $  0.30        $  0.30

  The accompanying notes are part of the financial statements.

-----------------------------

                       Ford Motor Company and Subsidiaries
                              SECTOR BALANCE SHEET
                              --------------------
                                  (in millions)

                                                                                            September 30,       December 31,
                                                                                               2004                2003
                                                                                           ----------------    ---------------
                                                                                            (unaudited)
ASSETS
Automotive
Cash and cash equivalents                                                                   $  6,713            $  5,423
Marketable securities                                                                         10,320              10,749
Loaned securities                                                                              2,332               5,667
                                                                                            --------            --------
   Total cash, marketable and loaned securities                                               19,365              21,839
Receivables, net                                                                               3,340               2,698
Inventories (Note 3)                                                                          10,981               9,151
Deferred income taxes                                                                          3,802               3,225
Other current assets                                                                           8,146               6,829
                                                                                            --------            --------
   Total current assets                                                                       45,634              43,742
Equity in net assets of affiliated companies                                                   1,856               1,930
Net property                                                                                  41,287              41,919
Deferred income taxes                                                                         11,190              12,090
Goodwill and other intangible assets (Note 4)                                                  6,064               6,053
Assets of discontinued/held-for-sale operations                                                  114                 410
Other assets                                                                                  15,639              14,497
                                                                                            --------            --------
   Total Automotive assets                                                                   121,784             120,641

Financial Services
Cash and cash equivalents                                                                     10,703              16,343
Investments in securities                                                                      1,262               1,123
Finance receivables, net                                                                     112,011             110,893
Net investment in operating leases                                                            31,785              31,859
Retained interest in sold receivables                                                          9,473              13,017
Goodwill and other intangible assets (Note 4)                                                    950               1,008
Assets of discontinued/held-for-sale operations                                                    -                 388
Other assets                                                                                  12,478              17,292
Receivable from Automotive                                                                     2,246               3,356
                                                                                            --------            --------
   Total Financial Services assets                                                           180,908             195,279
                                                                                            --------            --------
   Total assets                                                                             $302,692            $315,920
                                                                                            ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables                                                                              $ 16,751            $ 15,279
Other payables                                                                                 3,349               2,940
Accrued liabilities                                                                           34,568              32,144
Debt payable within one year                                                                   1,004               1,806
Current payable to Financial Services                                                            216                 124
                                                                                            --------            --------
   Total current liabilities                                                                  55,888              52,293

Senior debt                                                                                   12,562              13,832
Subordinated debt                                                                              5,155               5,155
                                                                                            --------            --------
  Total long-term debt                                                                        17,717              18,987
Other liabilities                                                                             41,405              45,085
Deferred income taxes                                                                          3,045               2,352
Liabilities of discontinued/held-for-sale operations                                              69                 152
Payable to Financial Services                                                                  2,030               3,232
                                                                                            --------            --------
   Total Automotive liabilities                                                              120,154             122,101

Financial Services
Payables                                                                                       2,299               2,189
Debt                                                                                         145,986             159,011
Deferred income taxes                                                                         11,062              11,061
Other liabilities and deferred income                                                          8,309               9,211
Liabilities of discontinued/held-for-sale operations                                               -                  37
                                                                                            --------            --------
   Total Financial Services liabilities                                                      167,656             181,509

Minority interests                                                                               813                 659

Stockholders' equity
Capital stock
 Common Stock, par value $0.01 per share (1,837 million shares issued)                            18                  18
 Class B Stock, par value $0.01 per share (71 million shares issued)                               1                   1
Capital in excess of par value of stock                                                        5,357               5,374
Accumulated other comprehensive income/(loss)                                                   (794)               (414)
Treasury stock                                                                                (1,768)             (1,749)
Earnings retained for use in business                                                         11,255               8,421
                                                                                            --------            --------
       Total stockholders' equity                                                             14,069              11,651
                                                                                            --------            --------
   Total liabilities and stockholders' equity                                               $302,692            $315,920
                                                                                            ========            ========

The accompanying notes are part of the financial statements.

-----------------------------

                       Ford Motor Company and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  (in millions)

                                                                                            September 30,        December 31,
                                                                                               2004                 2003
                                                                                           ----------------    ---------------
                                                                                             (unaudited)
      ASSETS
      Cash and cash equivalents                                                             $ 17,416            $ 21,766
      Marketable securities                                                                   11,582              11,872
      Loaned securities                                                                        2,332               5,667
      Receivables, net                                                                         3,340               2,698
      Finance receivables, net                                                               112,011             110,893
      Net investment in operating leases                                                      31,785              31,859
      Retained interest in sold receivables                                                    9,473              13,017
      Inventories                                                                             10,981               9,151
      Equity in net assets of affiliated companies                                             2,812               2,959
      Net property                                                                            42,904              43,524
      Deferred income taxes                                                                    3,182               7,389
      Goodwill and other intangible assets                                                     7,014               7,061
      Assets of discontinued/held-for-sale operations                                            114                 798
      Other assets                                                                            33,732              35,940
                                                                                            --------            --------
        Total assets                                                                        $288,678            $304,594
                                                                                            ========            ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Payables                                                                              $ 22,399            $ 20,408
      Accrued liabilities                                                                     31,849              29,564
      Debt                                                                                   164,707             179,804
      Other liabilities and deferred income                                                   49,714              53,880
      Deferred income taxes                                                                    5,058               8,439
      Liabilities of discontinued/held-for-sale operations                                        69                 189
                                                                                            --------            --------
        Total liabilities                                                                    273,796             292,284

      Minority interests                                                                         813                 659

      Stockholders' equity
      Capital stock
       Common Stock, par value $0.01 per share (1,837 million shares issued)                      18                  18
       Class B Stock, par value $0.01 per share (71 million shares issued)                         1                   1
      Capital in excess of par value of stock                                                  5,357               5,374
      Accumulated other comprehensive income/(loss)                                             (794)               (414)
      Treasury stock                                                                          (1,768)             (1,749)
      Earnings retained for use in business                                                   11,255               8,421
                                                                                            --------            --------
         Total stockholders' equity                                                           14,069              11,651
                                                                                            --------            --------
         Total liabilities and stockholders' equity                                         $288,678            $304,594
                                                                                            ========            ========

       The accompanying notes are part of the financial statements.

----------------------------

                       Ford Motor Company and Subsidiaries
                    CONDENSED SECTOR STATEMENT OF CASH FLOWS
                    ----------------------------------------
                For the Periods Ended September 30, 2004 and 2003
                                  (in millions)

                                                                           Nine Months 2004              Nine Months 2003
                                                                      ---------------------------- -----------------------------
                                                                                      Financial                    Financial
                                                                       Automotive     Services      Automotive      Services
                                                                      ------------ --------------- ------------- ---------------
                                                                              (unaudited)                  (unaudited)
Cash and cash equivalents at January 1                                 $  5,423      $ 16,343       $  5,159      $  7,064

Cash flows from operating activities before
 securities trading                                                       1,371        12,622          4,855        13,254
Net sales/(purchases) of trading securities                               3,911            59          1,516          (166)
                                                                       --------      --------       --------      --------
   Net cash flows from operating activities                               5,282        12,681          6,371        13,088

Cash flows from investing activities
 Capital expenditures                                                    (4,603)         (299)        (5,558)         (271)
 Acquisitions of receivables and lease investments                            -       (47,338)             -       (42,239)
 Collections of receivables and lease investments                             -        37,035              -        33,921
 Net acquisitions of daily rental vehicles                                    -        (2,739)             -        (1,487)
 Purchases of securities                                                 (6,811)         (786)        (7,356)         (490)
 Sales and maturities of securities                                       6,635           650          4,136           589
 Proceeds from sales of receivables
  and lease investments                                                       -         9,265              -        15,781
 Proceeds from sale of businesses                                           125           412             77         1,625
 Net investing activity with Financial Services                           3,277             -          2,975             -
 Cash paid for acquisitions                                                 (30)            -              -             -
 Cash recognized on consolidation of joint ventures                           -             -            256             -
 Other                                                                       10           100            696            20
                                                                       --------      --------       --------      --------
   Net cash (used in)/provided by investing activities                   (1,397)       (3,700)        (4,774)        7,449

Cash flows from financing activities
 Cash dividends                                                            (549)            -           (549)            -
 Net sales/(purchases) of Common Stock                                     (127)            -            (43)            -
 Changes in short-term debt                                                (279)        8,979           (173)        3,405
 Proceeds from issuance of other debt                                       406        12,138            883        16,338
 Principal payments on other debt                                        (2,112)      (32,378)          (689)      (23,173)
 Net financing activity with Automotive                                       -        (3,277)             -        (2,975)
 Other                                                                      (17)            6             (6)            9
                                                                       --------      --------       --------      --------
   Net cash (used in)/provided by financing activities                   (2,678)      (14,532)          (577)       (6,396)

Effect of exchange rate changes on cash                                      (9)            3            188           286
Net transactions with Automotive/Financial Services                          92           (92)           425          (425)
                                                                       --------      --------       --------      --------

   Net increase/(decrease) in cash and cash equivalents                   1,290        (5,640)         1,633        14,002
                                                                       --------      --------       --------      --------

Cash and cash equivalents at September 30                              $  6,713      $ 10,703       $  6,792      $ 21,066
                                                                       ========      ========       ========      ========

   The accompanying notes are part of the financial statements.

----------------------------

                       Ford Motor Company and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                For the Periods Ended September 30, 2004 and 2003
                                  (in millions)

                                                                                                 Nine Months
                                                                                        ------------------------------
                                                                                             2004           2003
                                                                                        -------------- ----------------
                                                                                                 (unaudited)
Cash and cash equivalents at January 1                                                    $ 21,766        $ 12,223

Cash flows from operating activities before securities trading                              13,993          18,109
Net sales/(purchases) of trading securities                                                  3,970           1,350
                                                                                          --------        --------
   Net cash flows from operating activities                                                 17,963          19,459

Cash flows from investing activities
 Capital expenditures                                                                       (4,902)         (5,829)
 Acquisitions of receivables and lease investments                                         (47,338)        (42,239)
 Collections of receivables and lease investments                                           37,035          33,921
 Net acquisitions of daily rental vehicles                                                  (2,739)         (1,487)
 Purchases of securities                                                                    (7,597)         (7,846)
 Sales and maturities of securities                                                          7,285           4,725
 Proceeds from sales of receivables and lease investments                                    9,265          15,781
 Proceeds from sale of businesses                                                              537           1,702
 Cash paid for acquisitions                                                                    (30)              -
 Cash recognized on consolidation of joint ventures                                              -             256
 Other                                                                                         110             716
                                                                                          --------        --------
   Net cash (used in)/provided by investing activities                                      (8,374)           (300)

Cash flows from financing activities
 Cash dividends                                                                               (549)           (549)
 Net sales/(purchases) of Common Stock                                                        (127)            (43)
 Changes in short-term debt                                                                  8,700           3,232
 Proceeds from issuance of other debt                                                       12,544          17,221
 Principal payments on other debt                                                          (34,490)        (23,862)
 Other                                                                                         (11)              3
                                                                                          --------        --------
   Net cash (used in)/provided by financing activities                                     (13,933)         (3,998)

Effect of exchange rate changes on cash                                                         (6)            474
                                                                                          --------        --------

   Net increase/(decrease) in cash and cash equivalents                                     (4,350)         15,635
                                                                                          --------        --------

Cash and cash equivalents at September 30                                                 $ 17,416        $ 27,858
                                                                                          ========        ========

       The accompanying notes are part of the financial statements.

----------------------------

                       Ford Motor Company and Subsidiaries
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                   (unaudited)

1. Financial Statements - The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries and consolidated Variable Interest Entities ("VIEs") of which we are the primary beneficiary for the periods and at the dates presented. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003 (the "10-K Report"). For purposes of this report, "Ford", the "Company", "we", "our", "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise. Certain amounts for prior periods were reclassified to conform with current period presentation. Reclassifications include the presentation of discontinued/held-for-sale operations and Interest income and other non-operating income/(expense), net.

2.   Discontinued and Held-for-Sale Operations
     -----------------------------------------

     Automotive Sector
     -----------------
     In September 2004, management committed to sell our Formula One racing operations, as these operations are not consistent with our recently announced PAG improvement plan nor our goals to build on the basics and focus on our core business. We expect to sell these operations during the next twelve months and have reported them as held-for-sale under Statement of Financial Accounting Standards ("SFAS") No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods shown. In the third quarter of 2004, we recorded a pre-tax charge of $69 million reflected in Income/(loss) from discontinued/held-for-sale operations related to the anticipated loss on the sale of the net assets. The charge represents the difference between the anticipated selling price of the net assets, less costs to sell them, and their recorded book values. Under SFAS No. 142 Goodwill and Other Intangible Assets, we also recorded a pre-tax goodwill impairment of $204 million reflected in Income/(loss) from discontinued/held-for-sale operations related to the disposal of these operations.

     Financial Services Sector
     -------------------------
     In September 2004, the Financial Services sector completed the sale, initiated in 2003, of a U.S. subsidiary that offers full service car and truck leasing.

     Total Company
     -------------
     The results of all discontinued/held-for-sale operations are as follows (in millions):

                                                                                      Third Quarter                Nine Months
                                                                                 -------------------------    ---------------------
                                                                                   2004           2003          2004          2003
                                                                                 -----------    ----------    ----------    --------
    Sales and revenues                                                            $  66          $ 147         $ 278         $ 451

    Income/(loss) from discontinued/held-for-sale operations:
     Operating income/(loss)                                                      $ (24)         $  (6)        $ (64)        $ (43)
     Goodwill impairment                                                           (204)             -          (204)            -
     Gain/(loss) on discontinued/held-for-sale operations                           (69)             -           (78)           (8)
                                                                                  -----          -----         -----         -----
      Pre-tax total                                                                (297)            (6)         (346)          (51)
     Provision for/(benefit from) income taxes                                      (83)            (3)          (94)          (19)
                                                                                  -----          -----         -----         -----
       Total                                                                      $(214)         $  (3)        $(252)        $ (32)
                                                                                  =====          =====         =====         =====

     At September 30, 2004, assets of discontinued/held-for-sale operations consisted primarily of net property totaling $72 million.

3.   Automotive Inventories are summarized as follows (in millions):
     ----------------------

                                                                                 September 30,       December 31,
                                                                                     2004                2003
                                                                               ----------------    ---------------
     Raw materials, work in process and supplies                                 $ 3,996              $ 3,813
     Finished products                                                             7,961                6,334
                                                                                 -------              -------
       Total inventories at FIFO                                                  11,957               10,147
     Less LIFO adjustment                                                           (976)                (996)
                                                                                 -------              -------
       Total inventories                                                         $10,981              $ 9,151
                                                                                 =======              =======

----------------------------

                       Ford Motor Company and Subsidiaries
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                   (unaudited)

4. Goodwill and Other Intangibles - We perform annual testing in the second quarter on goodwill and certain other intangible assets to determine if any impairment has occurred. No impairment resulted from our annual test in the second quarter of 2004.

     Changes in the carrying amount of goodwill are as follows (in millions):

                                                                                                   Financial Services
                                                        Automotive Sector                               Sector
                                               ----------------------------------------     -----------------------------
                                                                             FAP &              Ford
                                                 Americas      Europe/PAG    Other              Credit         Hertz
                                                 --------      ----------    ------             ------         -----
     Beginning balance,
       December 31, 2003                          $154          $4,951        $ 72               $129           $640
      Exchange translation/other                    32             (25)         (4)               (50)             -
                                                  ----          ------        ----               ----           ----
     Ending balance,
       September 30, 2004                         $186          $4,926        $ 68               $ 79           $640
                                                  ====          ======        ====               ====           ====

     In addition, included within Equity in net assets of affiliated companies was goodwill of $205 million at September 30, 2004. During the third quarter and first nine months of 2004, we impaired $64 million and $185 million, respectively, of goodwill related to other-than-temporary loss in value for two of our equity investments.

     The components of identifiable intangible assets are as follows as of September 30, 2004 (in millions):

                                               Automotive Sector                          Financial Services Sector
                                       ----------------------------------------    --------------------------------------------
                                         Amortizable        Non-amortizable          Amortizable           Non-amortizable
                                       ---------------    ---------------------    ------------------    ----------------------
     Gross carrying amount                $ 564                $ 452                   $ 92                   $ 189
     Less:  accumulated
             amortization                  (132)                   -                    (50)                      -
                                          -----                -----                   ----                   -----
     Net intangible assets                $ 432                $ 452                   $ 42                   $ 189
                                          =====                =====                   ====                   =====

     Pre-tax amortization expense related to these intangible assets for the nine months ended September 30, 2004 was $28 million. Intangible asset amortization is forecasted to range from $30 to $40 million per year for the next five years.

5. Variable Interest Entities - Effective July 1, 2003, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"), for VIEs formed prior to February 1, 2003. As a result of consolidating VIEs of which we are the primary beneficiary, in the third quarter of 2003 we recognized a non-cash charge of $264 million as the Cumulative effect of change in accounting principle in our statement of income. The charge represented the difference between the fair value of the assets, liabilities and minority interests recorded upon consolidation and the carrying value of our investments in these entities. Recorded assets excluded goodwill in accordance with FIN 46.

     Reflected in our September 30, 2004 balance sheet are $3.8 billion of VIE assets related to VIEs that were consolidated as a result of the implementation of FIN 46. During the third quarter of 2004, there were no significant changes to VIEs of which we are the primary beneficiary.

     VIEs of which we are not the primary beneficiary:
     ------------------------------------------------

     Automotive Sector
     -----------------
     Ford has several investments in other joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure (approximately $7 million at September 30, 2004) to any potential losses associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.

     Financial Services Sector
     -------------------------
     Ford Credit has investments in certain joint ventures deemed to be VIEs of which it is not the primary beneficiary. The risks and rewards associated with Ford Credit's interests in these entities are based primarily on ownership percentages. Ford Credit's maximum exposure (approximately $137 million at September 30, 2004) to any potential losses associated with these VIEs is limited to its equity investments, and, where applicable, receivables due from the VIEs.

----------------------------

                       Ford Motor Company and Subsidiaries
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                   (unaudited)

5.   Variable Interest Entities (Continued)
     --------------------------

     Ford Credit also sells receivables to bank-sponsored asset-backed commercial paper issuers that are special purpose entities ("SPEs") of the sponsor bank and are not consolidated by us. At September 30, 2004, these SPEs held about $4.1 billion of retail installment sale contracts previously owned by Ford Credit.

6.   Derivative Financial Instruments
     --------------------------------

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

                                                                                 Income/(Loss) Before Income Taxes
                                                                     --------------------------------------------------------------
                                                                             Third Quarter                      Nine Months
                                                                     --------------------------------  ----------------------------
                                                                         2004             2003             2004            2003
                                                                     ---------------- ---------------  --------------- ------------
     Automotive Sector                                                  $   43          $  132           $  137          $  230
     Financial Services Sector                                              99              58              234             178
                                                                        ------           -----            -----           -----
      Total                                                             $  142          $  190           $  371          $  408
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

                                                                           September 30, 2004                December 31, 2003
                                                                     --------------------------------  -----------------------------
                                                                      Fair Value       Fair Value       Fair Value      Fair Value
                                                                        Assets         Liabilities        Assets        Liabilities
                                                                     --------------  ---------------  --------------- --------------
     Automotive Sector
     -----------------
     Total derivative financial instruments                             $ 1.9           $ 0.4            $ 2.3           $ 0.6
                                                                        =====           =====            =====           =====

     Financial Services Sector
     -------------------------
     Foreign currency swaps, forwards and options                       $ 3.0           $ 1.1            $ 6.3           $ 1.5
     Interest rate swaps                                                  3.1             0.2              3.9             0.2
     Impact of netting agreements                                        (0.3)           (0.3)            (0.3)           (0.3)
                                                                        -----           -----            -----           -----
      Total derivative financial instruments                            $ 5.8           $ 1.0            $ 9.9           $ 1.4
                                                                        ======          ======           =====           =====

7. Amounts Per Share of Common and Class B Stock - The calculation of diluted income/(loss) per share of Common and Class B Stock takes into account the effect of rights to acquire our Common Stock, such as convertible securities and stock options, considered to be potentially dilutive. Basic and diluted income/(loss) per share were calculated using the following (in millions):

                                                                             Third Quarter                     Nine Months
                                                                        -------------------------      ---------------------------
                                                                           2004          2003             2004            2003
                                                                        -----------   -----------      -----------     -----------
     Diluted Income
     --------------
     Income/(loss) from continuing operations
      attributable to Common and Class B Stock                           $  480         $  242           $3,635          $1,584
     Income impact of assumed conversion of
      convertible preferred securities                                       50              -              152             160
                                                                         -------        ------           ------          ------
       Diluted income/(loss)
        from continuing operations                                       $  530         $  242           $3,787          $1,744
                                                                         ======         ======           ======          ======

     Diluted Shares
     --------------
     Average shares outstanding                                           1,829          1,831            1,831           1,832
     Issuable/(returnable) and uncommitted ESOP shares                       (4)            (2)              (4)             (2)
                                                                         ------         ------           ------          ------
       Basic shares                                                       1,825          1,829            1,827           1,830
     Employee compensation-related shares,
      primarily stock options                                                19             14               19              10
     Convertible preferred securities                                       282              -*             282             282
                                                                         ------         ------           ------          ------
       Diluted shares                                                     2,126          1,843            2,128           2,122
                                                                         ======         ======           ======          ======

     - - - - -
       Not included in calculation of diluted earnings per share due to their antidilutive effect:
       * 282 million shares related to convertible preferred securities.

----------------------------

                       Ford Motor Company and Subsidiaries
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                   (unaudited)

8. Comprehensive Income - Other comprehensive income/(loss) primarily reflected adjustments for foreign currency translation, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and minimum pension liability. Total comprehensive income/(loss) is summarized as follows (in millions):

                                                                       Third Quarter                 Nine Months
                                                                 -------------------------     ------------------------
                                                                    2004           2003           2004          2003
                                                                 -----------    ----------     ----------    ----------
     Net income/(loss)                                            $  266         $  (25)        $3,383        $1,288
     Other comprehensive income/(loss)                               415            309           (380)        1,775
                                                                  ------         ------         ------        ------
       Total comprehensive income/(loss)                          $  681         $  284         $3,003        $3,063
                                                                  ======         ======         ======        ======

9.   Retirement  Benefits  -  Pension,   postretirement  health  care  and  life
     insurance benefit expense is summarized as follows (in millions):

                                                                             Third Quarter
                                                  -----------------------------------------------------------------------------
                                                              Pension Benefits
                                                  --------------------------------------------------     Health Care and
                                                         U.S. Plans                Non-U.S. Plans         Life Insurance
                                                  ------------------------  ------------------------    -----------------------
                                                    2004          2003        2004         2003           2004        2003
                                                  -----------   ----------  -----------  -----------    ----------  -----------
     Service cost                                 $   159       $   148     $   138      $   123        $ 136       $ 131
     Interest cost                                    614           605         330          293          493         502
     Expected return on assets                       (803)         (808)       (411)        (345)         (85)         (9)
     Amortization of:
      Prior service cost                              125           109          26           34          (55)        (45)
      (Gains)/losses and other                          6            20          45           44          152         133
     Separation programs                                -             -           6           34            -           -
     Allocated costs to Visteon                       (27)          (22)          -            -          (60)        (79)
                                                  -------       -------     -------      -------        -----       -----
      Net expense/(income)                        $    74       $    52     $   134      $   183        $ 581       $ 633
                                                  =======       =======     =======      =======        =====       =====


                                                                               Nine Months
                                                  -----------------------------------------------------------------------------
                                                              Pension Benefits
                                                  --------------------------------------------------      Health Care and
                                                         U.S. Plans               Non-U.S. Plans           Life Insurance
                                                  ------------------------  ------------------------    -----------------------
                                                    2004          2003        2004         2003           2004        2003
                                                  -----------   ----------  -----------  -----------    ----------  -----------

     Service cost                                 $   477       $   444     $   414      $   369        $   409     $   391
     Interest cost                                  1,834         1,815         998          877          1,481       1,502
     Expected return on assets                     (2,409)       (2,388)     (1,231)      (1,036)          (197)        (27)
     Amortization of:
      Prior service cost                              375           327          82          101           (165)       (134)
      (Gains)/losses and other                         17             7         137          120            458         398
     Separation programs                                1             -          36           56              -           -
     Allocated costs to Visteon                       (79)          (66)          -            -           (183)       (237)
                                                  -------       -------     -------      -------        -------     -------
      Net expense/(income)                        $   216       $   139     $   436      $   487        $ 1,803     $ 1,893
                                                  =======       =======     =======      =======        =======     =======

     Company Contributions: Our policy for funded defined benefit pension plans is to contribute, at a minimum, amounts required by applicable laws, regulations, and union agreements. We from time to time make contributions beyond those legally required. During the first nine months of 2004, we made $1.8 billion of contributions to our funded pension funds and benefit payments for our unfunded pension plans. We contributed an additional $300 million on October 6, 2004 to our U.S. pension funds.

     We contributed $1.5 billion to our previously established long-term Voluntary Employees Beneficiary Association trust ("VEBA") for U.S. hourly retiree healthcare and life insurance benefits during the first nine months of 2004. We contributed an additional $300 million on October 6, 2004 to the long-term VEBA.

     We continue to consider further contributions to our pension funds and to the VEBA.

10. Guarantees - The fair values of guarantees and indemnifications issued since December 31, 2002 are recorded in the financial statements and are de minimis.

     At  September  30,  2004,   the  following   guarantees   were  issued  and
     outstanding:

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

----------------------------

                       Ford Motor Company and Subsidiaries
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                   (unaudited)

10.  Guarantees (Continued)
     ----------

     under these guarantees total approximately $524 million, the majority of which relates to the Automotive sector.

     In 1992, we issued $500 million of 7.25% Notes due October 1, 2008 ("Notes"). In 1999, the bondholders agreed to relieve us as the primary obligor with respect to the principal of these Notes. As part of this transaction, Ford placed certain financial assets into an escrow trust for the benefit of the bondholders. Ford is still the primary obligor with respect to the interest on these obligations. The trust became the primary obligor with respect to the principal (Ford became secondarily liable for the entire principal amount).

     We also have guarantees outstanding associated with a subsidiary trust, Ford Motor Company Capital Trust II ("Trust II"). For further discussions of Trust II, refer to Notes 12 and 14 of the Notes to the Financial Statements in the 10-K Report.

     Indemnifications: We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts that we are a party to and have accrued for expected losses that are probable and for which a loss can be estimated. During the third quarter there were no significant changes to our indemnifications.

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

                                                                                               Nine Months
                                                                                        ---------------------------
                                                                                          2004           2003
                                                                                        ------------   ------------
    Beginning balance                                                                    $ 5,443         $5,401
     Payments made during the period                                                      (2,701)        (2,594)
     Changes in accrual related to warranties issued during the period                     2,586          2,525
     Changes in accrual related to pre-existing warranties                                    21           (268)
     Foreign currency translation/other                                                       25            276
                                                                                         -------         ------
    Ending balance                                                                       $ 5,374         $5,340
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

----------------------------

                       Ford Motor Company and Subsidiaries
                        NOTES TO THE FINANCIAL STATEMENTS
                        ---------------------------------
                                   (unaudited)

11.  Segment Information (Continued)
     -------------------

     (in millions)

                                         Automotive Sector                     Financial Services Sector a/
                          ----------------------------------------------    -----------------------------------
                                              Ford Asia
                                    Ford      Pacific
                                    Europe    & Africa                      Ford               Elims/             Elims/
                          Americas  and PAG   /Mazda     Other    Total     Credit    Hertz    Other     Total    Other     Total
                          --------  -------   ---------  -----   -------    -------   ------   -------  --------  -------  --------
                                                                                                                   b/
THIRD QUARTER 2004
Revenues
 External customer        $18,905   $12,012   $ 1,881    $   -   $ 32,798   $  4,391  $ 1,664  $  143   $  6,198  $    -   $ 38,996
 Intersegment                 451       409        45        -        905        115        4       1        120  (1,025)         -
Income
 Income/(loss)
   before income taxes       (463)     (227)       48      (31)      (673)     1,167      249       9      1,425       -        752

THIRD QUARTER 2003
Revenues
 External customer        $18,365   $10,258   $ 1,620    $   -   $ 30,243   $  4,868  $ 1,489  $  142   $  6,499  $    -   $ 36,742
 Intersegment                 544       451        69        -      1,064         75        5       3         83  (1,147)         -
Income
 Income/(loss)
   before income taxes       (134)     (480)        8        2       (604)       808      186      37      1,031       -        427

NINE MONTHS 2004
Revenues
 External customer        $63,974   $38,891   $ 5,397    $   -   $108,262   $ 13,414  $ 4,388  $  326   $ 18,128  $    -   $126,390
 Intersegment               2,646     1,943        77        -      4,666        365       15      (1)       379  (5,045)         -
Income
 Income/(loss)
   before income taxes      1,871      (374)      185     (578)     1,104      3,676      386       5      4,067       -      5,171
Other Disclosures
 Total assets at
        September 30                                              121,784    164,139   14,804   1,965    180,908       -    302,692

NINE MONTHS 2003
Revenues
 External customer        $62,043   $32,119   $ 4,291    $   -   $ 98,453   $ 15,370  $ 3,899  $  326   $ 19,595  $    -   $118,048
 Intersegment               2,671     1,138        92        -      3,901        233       21      (5)       249  (4,150)         -
Income
 Income/(loss)
   before income taxes      1,463    (1,168)       42     (253)        84      2,196      184      44      2,424       -      2,508
Other Disclosures
 Total assets at
        September 30                                              119,159    178,829   13,249   3,675    195,753       -    314,912

- - - - -
a/ Financial Services sector's interest income is recorded as Revenues. b/ Includes intersector transactions occurring in the ordinary course of business.

             Report of Independent Registered Public Accounting Firm


     To the Board of Directors and Stockholders
     Ford Motor Company:

     We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of September 30, 2004, and the related consolidated statement of income for each of the three and nine-month periods ended September 30, 2004 and 2003, and the consolidated statement of cash flows for each of the nine-month periods ended September 30, 2004 and 2003. In addition, we have reviewed the accompanying interim sector balance sheet and the related sector statements of income and of cash flows, presented for purposes of additional analysis. The interim consolidated and sector financial statements (collectively, the "interim financial statements") are the responsibility of the Company's management.

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



     /s/PricewaterhouseCoopers LLP

     PricewaterhouseCoopers LLP
     Detroit, MI
     November 8, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain   amounts   were   reclassified   to  conform  to  current   period
presentation.   Reclassifications   include   profit   and   loss   related   to
discontinued/held-for-sale operations.

THIRD QUARTER RESULTS OF OPERATIONS

     Our worldwide net income was $266 million in the third quarter of 2004, or $0.15 per diluted share of Common and Class B Stock. In the third quarter of 2003, net loss was $25 million, or $0.01 per share.

     Results by business sector for the third quarter of 2004 and 2003 are shown below (in millions):

                                                                                        Third Quarter
                                                                                      Net Income/(Loss)
                                                                            -----------------------------------------
                                                                                                          2004
                                                                                                      Over/(Under)
                                                                              2004        2003            2003
                                                                            ---------  ------------  ----------------
Income/(loss) before income taxes
 Automotive sector                                                          $ (673)     $ (604)          $(69)
 Financial Services sector                                                   1,425       1,031            394
                                                                            ------      ------           ----
  Total Company                                                                752         427            325
Provision for/(benefit from) income taxes                                      210         140             70
Minority interests in net income/(loss) of subsidiaries a/                      62          45             17
                                                                            ------      ------           ----
  Income/(loss) from continuing operations                                     480         242            238
Income/(loss) from discontinued/held-for-sale operations b/                   (214)         (3)          (211)
Cumulative effect of change in accounting principle                              -        (264)           264
                                                                            ------      ------           ----
  Net income/(loss)                                                         $  266      $  (25)          $291
                                                                            ======      ======           ====

----------
a/ Minority interests in net income/(loss) of subsidiaries primarily related to Ford Europe's consolidated less-than-100%-owned affiliates.
b/ See Note 2 of the Notes to the Financial Statements for discussion of Income/(loss) from discontinued/held-for-sale operations.

Automotive Sector
-----------------

     Details of Automotive sector results for the third quarter of 2004 and 2003 are shown below (in millions):

                                                                                   Third Quarter
                                                  --------------------------------------------------------------------------------
                                                                                               Income/(Loss) Before Taxes
                                                         Income/(Loss) Before Taxes              Excluding Special Items
                                                  --------------------------------------   ---------------------------------------
                                                                              2004                                     2004
                                                                              Over/                                    Over/
                                                                             (Under)                                  (Under)
                                                      2004        2003        2003            2004         2003        2003
                                                  ------------ ---------- --------------   ----------- ----------- ---------------
Americas
 Ford North America                                 $(522)       $(108)      $(414)          $(481)       $(108)      $(373)
 Ford South America                                    59          (26)         85              59          (26)         85
                                                    -----        -----       -----           -----        -----       -----
  Total Americas                                     (463)        (134)       (329)           (422)        (134)       (288)

Ford Europe and PAG
 Ford Europe                                          (33)        (456)        423             (33)        (400)        367
 PAG                                                 (194)         (24)       (170)           (171)         (24)       (147)
                                                    -----        ------      -----           -----        -----       -----
  Total Ford Europe and PAG                          (227)        (480)        253            (204)        (424)        220

Ford Asia Pacific and Africa/Mazda
 Ford Asia Pacific and Africa                          35            3          32              35            3          32
 Mazda and Associated Operations                       13            5           8              13            5           8
                                                    -----        -----       -----           -----        -----       -----
  Total Ford Asia Pacific
   and Africa/Mazda                                    48            8          40              48            8          40

Other Automotive                                      (31)           2         (33)            (31)           2         (33)
                                                    -----        -----       -----           -----        -----       -----

  Total, excluding special items                                                              (609)        (548)        (61)

Special items *                                                                                (64)         (56)         (8)
                                                                                             -----        -----       -----

   Total Automotive                                 $(673)       $(604)      $ (69)          $(673)       $(604)      $ (69)
                                                    =====        =====       =====           =====        =====       =====

----------
* 2004 special items included charges of $(41) million for our investment in Ballard Power Systems Inc. and $(23) million related to our PAG improvement plan. 2003 special items included a charge of $(56) million for our Ford Europe improvement plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Details of Automotive sector sales and vehicle unit sales for the third quarter 2004 and 2003 are shown below:

                                                        Sales                                 Vehicle Unit Sales *
                                                    (in billions)                                (in thousands)
                                        -------------------------------------------   --------------------------------------------
                                                                    2004                                          2004
                                                                Over/(Under)                                  Over/(Under)
                                          2004       2003           2003                2004       2003           2003
                                        --------- ---------- ----------------------   --------- ---------- -----------------------
Americas
 Ford North America                      $18.1       $17.9     $ 0.2        1%           780        782        (2)         -%
 Ford South America                        0.8         0.5       0.3       60             76         55        21         38
                                         -----       -----     -----       --          -----      -----        --         --
  Total Americas                          18.9        18.4       0.5        3            856        837        19          2

Ford Europe and PAG
 Ford Europe                               5.9         4.6       1.3       28            372        326        46         14
 PAG                                       6.1         5.6       0.5        9            169        164         5          3
                                         -----       -----     -----       --          -----      -----        --         --
  Total Ford Europe and PAG               12.0        10.2       1.8       18            541        490        51         10

 Ford Asia Pacific and Africa              1.9         1.6       0.3       19            111         96        15         16
                                         -----       -----     -----       --          -----      -----        --         --

   Total Automotive                      $32.8       $30.2     $ 2.6        9%         1,508      1,423        85          6%
                                         =====       =====     =====       ==          =====      =====        ==         ==

----------
* Included in vehicle unit sales of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by our unconsolidated affiliates totaling 16,000 and 11,000 units in 2004 and 2003, respectively. The revenue from these units is not reflected in the dollar sales reported above.

     Details of Automotive sector market share for selected markets for the third quarter 2004 and 2003 are shown below:

                                                                          2004
                                                                       Over/(Under)
                                           2004          2003              2003               Market
                                        ----------  -------------  -------------------  ------------------
Americas
 Ford North America                        17.3%         18.6%            (1.3)pts.       U.S. b/
 Ford South America                        11.4          12.1             (0.7)           Brazil b/

Ford Europe and PAG a/
 Ford Europe                                8.8           8.6              0.2            Europe b/
 PAG                                    1.2/2.2       1.3/2.0        (0.1)/0.2            U.S./Europe

 Ford Asia Pacific and Africa              15.1          14.7              0.4            Australia b/

----------
a/ 2004 European  market share for Ford Europe and PAG are based,  in part, on estimated vehicle registrations for our 19 major markets.
b/ Excludes market share of our Premier  Automotive Group brand vehicles (i.e.
   Volvo, Jaguar, Land Rover and Aston Martin).

     The following discussion, except where noted, is based on Income/(Loss) Before Taxes Excluding Special Items. We believe this measure to be useful to investors because it excludes elements that we do not consider to be indicative of earnings from our on-going operating activities. As a result, it provides investors with a more relevant measure of the results generated by our operations.

     Compared with the third quarter of 2003, the increase in loss by $61 million for the Automotive sector primarily reflected unfavorable changes in exchange rates (about $300 million) and higher net interest (about $100 million -- discussed below under "Other Automotive"), offset partially by improved cost performance (about $200 million -- measured at constant volume, mix and exchange) and higher vehicle unit sales (about $100 million).

Americas
--------

     Ford North America. The decline in results for Ford North America primarily reflected unfavorable changes in exchange rates and lower production volumes, partially offset by improved product mix. Unfavorable changes in exchange rates reflected continued weakening of the U.S. dollar compared with the Canadian dollar and Euro, net of hedging.

     Although vehicle unit sales were about the same as the third quarter 2003, production was down 39,000 units. The difference between sales and production volumes primarily reflected the fact that we had more units being returned to us from daily rental car companies and sold at auction than we delivered to those companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Profits on these units are recognized over the term of the lease and vehicle unit sales are recognized when the vehicles are sold at auction.

     The decline in market share is the result of pressure on our retail market share, particularly with respect to cars, as we balanced out 2004 model year vehicles and changed over to 2005 model year vehicles, as well as our on-going strategy to reduce vehicle sales to daily rental car companies.

     Ford South America. The improvement in profit and sales for Ford South America primarily reflected positive net pricing and higher vehicle unit sales, partially offset by higher material costs.

Ford Europe and PAG
-------------------

     Ford Europe. The improvement for Ford Europe primarily reflected higher vehicle unit sales and favorable cost performance. The increase in vehicle unit sales primarily reflected higher sales (primarily the Ford Focus C-Max model) in the major western European markets and in Turkey and Russia.

     PAG. The decline in results for PAG primarily reflected the cost of launching new vehicles, particularly at Land Rover, and unfavorable changes in exchange rates, net of hedging, partially offset by higher vehicle unit sales.

     The $23 million charge for PAG  improvement  actions  reported as a special item in the third quarter of 2004 reflected costs associated with hourly and salaried employee voluntary separation programs at the Halewood and Browns Lane facilities. As previously announced, we expect further charges in the fourth quarter of 2004 and in 2005 related to the planned voluntary separation of employees. We presently estimate these charges to be $75 million in the fourth quarter of 2004 and $75 million in 2005.

Ford Asia Pacific and Africa/Mazda
----------------------------------

     Ford Asia Pacific and Africa. The improvement for Ford Asia Pacific and Africa primarily reflected favorable changes in exchange rates, improved cost performance, and higher vehicle unit sales, partially offset by unfavorable net pricing. The increase in vehicle unit sales reflected higher industry volumes in China, Australia and Taiwan, as well as improved market share in Australia and South Africa.

     Mazda  and   Associated   Operations.   The  change   primarily   reflected
     improvements in our Mazda-related investments.

Other Automotive
----------------

     The decline in results for Other Automotive reflected lower interest income on tax refunds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Sector
-------------------------

     Our Financial Services sector includes two primary segments, Ford Credit and Hertz. Details of Financial Services sector income/(loss) before income taxes for the third quarter of 2004 and 2003 are shown below (in millions):

                                                                             Third Quarter
                                                                    Income/(Loss) Before Income Taxes
                                                               --------------------------------------------
                                                                                               2004
                                                                                             Over/(Under)
                                                                 2004          2003            2003
                                                               -----------  ------------   ----------------
Ford Credit                                                     $1,167       $  808          $359
Hertz*                                                             249          186            63
Other Financial Services                                             9           37           (28)
                                                                 -----       ------          ----

   Total Financial Services sector                              $1,425       $1,031          $394
                                                                ======       ======          ====

----------
* Includes amortization expense related to intangibles recognized upon consolidation of Hertz.

Ford Credit
-----------

     The improvement in earnings primarily resulted from improved credit loss performance ($182 million) and leasing results ($180 million), offset partially by the impact of lower receivables ($87 million). The improvement in leasing results primarily reflected higher used vehicle prices and a reduction in the percentage of vehicles returned to Ford Credit at lease termination.

     Details of actual credit losses net of recoveries ("charge-offs") and loss-to-receivables ratios (annualized charge-offs during a period as a percentage of average net receivables for that period) for the third quarter of 2004 and 2003 are shown below:

                                                                                      Third Quarter
                                                                     -------------------------------------------------
                                                                                                        2004
                                                                                                     Over/(Under)
                                                                         2004          2003             2003
                                                                     ------------  ------------   --------------------
Charge-offs (in millions)
  On-balance sheet                                                    $ 349          $ 466             $(117)
  Managed                                                               458            668              (210)

Loss-to-receivables ratio
  On-balance sheet                                                     1.07%          1.40%            (0.33) pts.
  On-balance sheet (including charge-offs
   associated with reacquired receivables)*                            1.13%          1.52%            (0.39) pts.

----------
* Ford Credit believes that the use of the on-balance sheet loss-to-receivables ratio that includes the charge-offs on reacquired receivables is useful to investors because it provides a more complete presentation of Ford Credit's on-balance sheet credit loss performance.

     The decrease of $117 million in charge-offs for the on-balance sheet portfolio primarily reflected lower repossessions and a lower average loss per repossession in the U.S. retail installment and operating lease portfolio.

     Ford Credit's net finance receivables and net investment in operating leases for on-balance sheet, securitized off-balance sheet, managed and serviced portfolios are shown below (in billions):

                                                                                                             2004
                                                                      September 30,     December 31,     Over/(Under)
                                                                         2004             2003               2003
                                                                     ---------------  ---------------  -----------------
On-balance sheet (including on-balance
 sheet securitizations)                                                $132.0           $132.1            $ (0.1)
Securitized off-balance sheet                                            38.7             49.4             (10.7)
                                                                       ------           ------            ------
  Managed                                                              $170.7           $181.5            $(10.8)
                                                                       ======           ======            ======

  Serviced                                                             $175.4           $188.8            $(13.4)

     The decrease in securitized off-balance sheet receivables of $10.7 billion primarily reflected lower funding requirements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Shown below is Ford Credit's allowance for credit losses related to finance receivables and operating leases for the periods specified:

                                                                                                           2004
                                                                   September 30,      December 31,      Over/(Under)
                                                                      2004              2003               2003
                                                                  ----------------  ----------------  ----------------
Allowance for credit losses (in billions)                            $2.6               $3.0            $(0.4)
Allowance as a percentage of end-of-period net
 receivables                                                         1.95%              2.28%           (0.33) pts.

     The decrease in the allowance for credit losses of about $400 million primarily reflected improved portfolio performance in the United States.

Hertz
-----

     The improvement at Hertz was primarily due to higher rental volume in the leisure and commercial car rental market segments, offset partially by lower pricing due to a highly competitive environment. Earnings were also favorably impacted by lower fleet costs, higher net proceeds received in excess of book value on the disposal of used vehicles and equipment, and improved conditions in North America equipment rental operations.


FIRST NINE MONTHS RESULTS OF OPERATIONS

     Our worldwide net income was $3.4 billion in the first nine months of 2004, or $1.66 per diluted share of Common and Class B Stock. In the first nine months of 2003, net income was $1.3 billion, or $0.68 per share.

     Results by business sector for the first nine months of 2004 and 2003 are shown below (in millions):

                                                                                            First Nine Months
                                                                                            Net Income/(Loss)
                                                                                --------------------------------------------
                                                                                                               2004
                                                                                                            Over/(Under)
                                                                                   2004          2003          2003
                                                                                -----------  ------------  -----------------
Income/(loss) before income taxes
 Automotive sector                                                                $1,104        $   84         $1,020
 Financial Services sector                                                         4,067         2,424          1,643
                                                                                  ------        ------         ------
  Total Company                                                                    5,171         2,508          2,663
Provision for/(benefit from) income taxes                                          1,317           679            638
Minority interests in net income/(loss) of subsidiaries a/                           219           245            (26)
                                                                                  ------        ------         ------
  Income/(loss) from continuing operations                                         3,635         1,584          2,051
Income/(loss) from discontinued/held-for-sale operations b/                         (252)          (32)          (220)
Cumulative effect of change in accounting principle                                    -          (264)           264
                                                                                  ------        ------         ------
  Net income/(loss)                                                               $3,383        $1,288         $2,095
                                                                                  ======        ======         ======

----------
a/ In 2004, Minority interests in net income/(loss) of subsidiaries primarily related to Ford Europe's consolidated less-than-100%-owned affiliates. In 2003, the amount primarily related to interest expense on Trust II obligations (for additional discussion of this interest expense, see "First Nine Months Results of Operations - Other Automotive" below).
b/ See Note 2 of the Notes to the Financial Statements for further discussion of Income/(loss) from discontinued/held-for-sale operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Automotive Sector
-----------------

     Details of Automotive sector results for the first nine months of 2004 and 2003 are shown below (in millions):

                                                                                 First Nine Months
                                                 --------------------------------------------------------------------------------
                                                                                               Income/(Loss) Before Taxes
                                                      Income/(Loss) Before Taxes                Excluding Special Items
                                                 --------------------------------------   ---------------------------------------
                                                                             2004                                      2004
                                                                             Over/                                     Over/
                                                                            (Under)                                   (Under)
                                                    2004         2003        2003            2004         2003         2003
                                                 ----------  ----------  --------------   -----------  ----------  --------------
Americas
 Ford North America                               $1,775       $ 1,588     $  187          $ 1,936      $ 1,588      $  348
 Ford South America                                   96          (125)       221               96         (125)        221
                                                  -------      -------     ------          -------      -------      ------
  Total Americas                                   1,871         1,463        408            2,032        1,463         569

Ford Europe and PAG
 Ford Europe                                         134        (1,225)     1,359              183       (1,169)      1,352
 PAG                                                (508)           57       (565)            (485)          57        (542)
                                                  ------       -------     ------          -------      -------      ------
  Total Ford Europe and PAG                         (374)       (1,168)       794             (302)      (1,112)        810

Ford Asia Pacific and Africa/Mazda
 Ford Asia Pacific and Africa                         58           (49)       107               58          (49)        107
 Mazda and Associated Operations                     127            91         36              127           91          36
                                                  ------       -------     ------          -------      -------      ------
  Total Ford Asia Pacific and Africa/
   Mazda                                             185            42        143              185           42         143

Other Automotive                                    (578)         (253)      (325)            (595)        (253)       (342)
                                                  ------       -------     ------          -------      -------      ------

  Total, excluding special items                                                             1,320          140       1,180

Special items *                                                                               (216)         (56)       (160)
                                                                                           -------      -------      ------

   Total Automotive                               $1,104       $    84     $1,020          $ 1,104      $    84      $1,020
                                                  ======       =======     ======          =======      =======      ======

----------
* 2004 special items include charges of $(161) million for our investment in Ballard Power Systems Inc., $(49) million for our Ford Europe improvement plan, and $(23) million for our PAG improvement plan, offset partially by $17 million related to a prior divestiture. 2003 special items include a charge of $(56) million for our Ford Europe improvement plan.

     Details of Automotive sector sales and vehicle unit sales for the first nine months of 2004 and 2003 are shown below:

                                                        Sales                                Vehicle Unit Sales *
                                                     (in billions)                              (in thousands)
                                        ------------------------------------------   -------------------------------------------
                                                                    2004                                          2004
                                                                Over/(Under)                                  Over/(Under)
                                           2004       2003           2003              2004       2003            2003
                                        ---------  ----------  -------------------   ---------  ---------  ---------------------
Americas
 Ford North America                      $ 61.9      $60.8      $1.1        2%         2,710      2,788       (78)        (3)%
 Ford South America                         2.1        1.2       0.9       75            209        148        61         41
                                          -----      -----      ----       --          -----      -----       ---         --
  Total Americas                           64.0       62.0       2.0        3          2,919      2,936       (17)        (1)

Ford Europe and PAG
 Ford Europe                               19.1       14.8       4.3       29          1,253      1,123       130         12
 PAG                                       19.8       17.4       2.4       14            559        533        26          5
                                          -----      -----      ----       --          -----      -----       ---         --
  Total Ford Europe and PAG                38.9       32.2       6.7       21          1,812      1,656       156          9

 Ford Asia Pacific and Africa               5.4        4.3       1.1       26            315        260        55         21
                                          -----      -----      ----       --          -----      -----       ---         --

   Total Automotive                      $108.3      $98.5      $9.8       10%         5,046      4,852       194          4%
                                         ======      =====      ====       ==          =====      =====       ===         ==

----------
* Included in vehicle unit sales of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by our unconsolidated affiliates totaling 51,000 and 24,000 in 2004 and 2003, respectively. The revenue from these units is not reflected in the dollar sales reported above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Details of Automotive sector market share for selected markets for the first nine months of 2004 and 2003 are shown below:

                                                                      2004
                                                                   Over/(Under)
                                     2004           2003              2003              Market
                                   -----------  -----------   -------------------  ------------------
Americas
 Ford North America                   18.0%         19.3%             (1.3)pts.        U.S. b/
 Ford South America                   11.3          11.4              (0.1)            Brazil b/

Ford Europe and PAG a/
 Ford Europe                           8.9           8.8               0.1             Europe b/
 PAG                               1.3/2.3       1.3/2.1             0/0.2             U.S./Europe

 Ford Asia Pacific                    14.1          14.2              (0.1)            Australia b/

----------
a/ 2004 European  market share for Ford Europe and PAG are based,  in part, on estimated vehicle registrations for our 19 major markets.
b/ Excludes market share of our Premier  Automotive Group brand vehicles (i.e.
   Volvo, Jaguar, Land Rover and Aston Martin).

     The following discussion is based on Income/(Loss) Before Taxes Excluding Special Items. We believe this measure to be useful to investors because it excludes elements that we do not consider to be indicative of earnings from our on-going operating activities. As a result, it provides investors with a more relevant measure of the results generated by our operations.

     Compared with the first nine months of 2003, the improvement in profit of $1.2 billion for the Automotive sector primarily reflected favorable cost performance (measured at constant volume, mix, and exchange), improved vehicle unit sales, and positive net pricing, partially offset by unfavorable changes in exchange rates.

     The improved cost performance resulted from the following factors:

  o manufacturing and engineering costs decreased by about $900 million, primarily as a result of lower employment levels and the non-recurrence of the UAW contract settlements incurred last year;
  o overhead costs, which include administrative and staff support, decreased by about $400 million, primarily as a result of lower employment levels (excluding the impact of FIN 46 consolidations);
  o net product costs decreased by about $200 million, primarily as a result of design efficiencies and supplier negotiations;
  o depreciation and amortization costs increased by about $600 million, primarily as a result of new product programs;
  o quality-related costs increased by about $100 million, primarily reflecting the non-recurrence of favorable reserve adjustments for warranty and additional service action costs in the year-ago period; and
  o  pension and retiree health care expenses were unchanged.

Americas
--------

     Ford North America. The improvement in profit for Ford North America primarily reflected improved product mix, positive net pricing, and favorable cost performance, partially offset by lower vehicle unit sales and unfavorable changes in exchange rates. Lower vehicle unit sales primarily reflected lower market share, partially offset by increased dealer stock levels and higher industry volumes.

     Ford South America. The improvement in profit for Ford South America primarily reflected positive net pricing and higher industry volumes, partially offset by higher material cost.

Ford Europe and PAG
-------------------

     Ford Europe. The improvement in profit for Ford Europe primarily reflected favorable cost performance, and higher vehicle unit sales. The increase in vehicle unit sales primarily reflected the strength of the Ford Focus C-Max model and higher sales in Turkey and Russia.

     PAG. The decline in results for PAG primarily reflected unfavorable changes in exchange rates, unfavorable product mix, and the cost of launching new vehicles, offset partially by higher vehicle unit sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Asia Pacific and Africa/Mazda
----------------------------------

     Ford Asia Pacific and Africa. The improvement in profit for Ford Asia Pacific and Africa primarily reflected favorable changes in exchange rates and higher vehicle unit sales, offset partially by negative net pricing.

     Mazda  and   Associated   Operations.   The  change   primarily   reflected
     improvements in our Mazda-related investments.

Other Automotive
----------------

     The increase in loss before income taxes for Other Automotive primarily reflected the reclassification of interest expense on our 6.50% Junior Subordinated Debentures due 2032 held by a subsidiary trust, Ford Motor Company Capital Trust II (prior to July 1, 2003, this interest expense was included in Minority interests in net income/(loss) of subsidiaries), lower interest income on tax refunds, and lower earnings on our cash and cash-like investments.

Financial Services Sector
-------------------------

     Details of Financial Services sector income before income taxes for the first nine months of 2004 and 2003 are shown below (in millions):

                                                                            First Nine Months
                                                                    Income/(Loss) Before Income Taxes
                                                              ---------------------------------------------
                                                                                               2004
                                                                                            Over/(Under)
                                                                 2004           2003           2003
                                                               ----------   ------------   ----------------
Ford Credit                                                     $3,676       $2,196          $1,480
Hertz*                                                             386          184             202
Other Financial Services                                             5           44             (39)
                                                                -------      ------          ------

   Total Financial Services sector                              $4,067       $2,424          $1,643
                                                                ======       ======          ======

----------
*  Includes   amortization  expense  related  to  intangibles   recognized  upon
   consolidation of Hertz.

Ford Credit
-----------

     The improvement in earnings primarily resulted from improved credit loss performance and leasing results, offset partially by the impact of lower income related to sales of receivables. The improvement in leasing results primarily reflected higher used vehicle prices and a reduction in the percentage of vehicles returned to Ford Credit at lease termination.

     Details of charge-offs and loss-to-receivables ratios for the first nine months of 2004 and 2003 are shown below:

                                                                                   First Nine Months
                                                                    ---------------------------------------------------
                                                                                                           2004
                                                                                                       Over/(Under)
                                                                       2004             2003               2003
                                                                    -------------   -------------    ------------------
Charge-offs (in millions)
  On-balance sheet                                                    $1,016           $1,410            $(394)
  Managed                                                              1,397            1,977             (580)

Loss-to-receivables ratio
  On-balance sheet                                                      1.05%            1.49%           (0.44) pts.
  On-balance sheet (including charge-offs
   associated with reacquired receivables)*                             1.10%            1.54%           (0.44) pts.

----------
* Ford Credit believes that the use of the on-balance sheet loss-to-receivables ratio that includes the charge-offs on reacquired receivables is useful to investors because it provides a more complete presentation of Ford Credit's on-balance sheet credit loss performance.

     The decrease of $394 million in charge-offs for the on-balance sheet portfolio primarily reflected lower repossessions and a lower average loss per repossession in the U.S. retail installment and operating lease portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table summarizes the activity related to the off-balance sheet sales of receivables reported as revenues for the periods indicated (in millions):

                                                                                        First Nine Months
                                                                          ------------------------------------------------
                                                                                                             2004
                                                                                                           Over/(Under)
                                                                             2004            2003            2003
                                                                          -----------   -------------   ------------------
Net gain on sales of receivables                                          $   150          $   329        $   (179)
Interest income on sold wholesale receivables and
  retained  securities                                                        467              545             (78)
Servicing fees                                                                329              528            (199)
Excess spread and other                                                       690              737             (47)
                                                                          -------          -------        --------
    Investment and other income related to sales of
      receivables                                                           1,636            2,139            (503)
Less: Whole-loan income                                                       (71)            (144)             73
                                                                          -------          -------        --------
    Income related to off-balance sheet securitizations                   $ 1,565          $ 1,995        $   (430)
                                                                          =======          =======        ========
Memo:
  Finance receivables sold                                                $ 5,687          $15,648         $ (9,961)
  Servicing portfolio as of period-end                                     43,400           55,020          (11,620)
  Pre-tax gain per dollar of retail receivables sold                          2.6%             2.1%             0.5 pts.

     Investment and other income related to sales of receivables decreased $503 million. This decline primarily resulted from lower off-balance sheet retail receivables sales in 2004 and lower levels of outstanding sold receivables. Excluding the effects of whole-loan sale transactions, which totaled $10.4 billion in the 2002-2004 period, off-balance sheet securitization income declined $430 million.

     The net impact of off-balance sheet securitizations on earnings in a given period will vary depending on the amount and type of receivables sold and the timing of the transactions in the current period and the preceding two-to-three year period, as well as the interest rate environment at the time the finance receivables were originated and securitized.

     The following table shows, on an analytical basis, the earnings impact of off-balance sheet securitizations as if Ford Credit had reported them on-balance sheet and funded them through asset-backed financings for the periods indicated (in millions):

                                                                                      First Nine Months
                                                                        -----------------------------------------------
                                                                                                          2004
                                                                                                        Over/(Under)
                                                                           2004          2003             2003
                                                                        -----------   ------------   ------------------
Financing revenue
 Retail revenue                                                          $ 1,889        $ 2,779         $(890)
 Wholesale revenue                                                           817            832           (15)
                                                                         -------        -------         -----
  Total financing revenue                                                  2,706          3,611          (905)
Borrowing cost                                                              (714)        (1,198)          484
                                                                         -------        -------         -----
  Net financing margin                                                     1,992          2,413          (421)
Net credit losses                                                           (324)          (511)          187
                                                                         -------        -------         -----
    Income before income taxes                                           $ 1,668        $ 1,902         $(234)
                                                                         =======        =======         =====

Memo:
Income related to off-balance sheet securitizations                      $ 1,565        $ 1,995         $(430)
Recalendarization impact of off-balance sheet
 securitizations                                                            (103)            93          (196)

     In the first nine months of 2004, the impact to earnings of off-balance sheet securitizations was $103 million lower than had these transactions been structured as on-balance sheet securitizations. This difference results from recalendarization effects caused by gain-on-sale accounting requirements. This effect will fluctuate as the amount of receivables sold in off-balance sheet securitizations increases or decreases over time and with changes in market conditions.

Hertz
-----

     The improvement was primarily due to higher rental volume in the leisure and commercial car rental market segments, offset partially by lower pricing due to a highly competitive environment. Earnings were also favorably impacted by lower fleet costs, higher net proceeds received in excess of book value on the disposal of used vehicles and equipment and improved conditions in North America equipment rental operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector
-----------------

     For the Automotive sector, liquidity and capital resources include gross cash balances, cash generated by operations, funds raised in capital markets and committed credit lines.

     Gross Cash. Automotive gross cash includes cash and cash equivalents, marketable and loaned securities and assets contained in a short-term Voluntary Employee Beneficiary Association trust ("VEBA") as detailed below (in billions):

                                                                       2004                            2003
                                                        --------------------------------  -------------------------------
                                                          September 30      January 1       September 30      January 1
                                                        -----------------  -------------  -----------------  ------------
   Cash and cash equivalents                              $ 6.7             $ 5.4           $ 6.8             $  5.2
   Marketable securities                                   10.3              10.8            12.2               17.4
   Loaned securities                                        2.3               5.7             7.0                  -
                                                          -----             -----           -----             ------
    Total cash, marketable and
     Loaned securities                                     19.3              21.9            26.0               22.6
   Short-term VEBA assets                                   4.1               4.0             0.9                2.7
                                                          -----             -----           -----             ------
      Gross cash                                          $23.4             $25.9           $26.9             $ 25.3
                                                          =====             =====           =====             ======

     In managing our business, we classify changes in gross cash into four categories: operating-related (both including and excluding funded pension plan and long-term VEBA contributions and tax refunds), capital transactions with the Financial Services sector, acquisitions and divestitures and other (primarily financing related). Our key metric for operating-related cash flows is cash flows before funded pension plan and long-term VEBA contributions and tax refunds. This metric best represents the ability of our Automotive operations to generate cash. We believe the cash flows analysis reflected in the table below, which differs from a cash flows statement presented in accordance with GAAP, is useful to investors because it includes cash flows elements that we consider to be related to our operating activities (e.g., capital spending) that are not included in Cash flows from operating activities before securities trading, the most directly comparable GAAP financial measure.

     Changes in Automotive gross cash for the third quarter and first nine months of 2004 and 2003 are summarized below (in billions):

                                                                                 Third Quarter         First Nine Months
                                                                            -----------------------  -----------------------
                                                                               2004        2003         2004        2003
                                                                            ----------- -----------  ----------- -----------
   Gross cash at end of period                                                $23.4       $26.9        $23.4       $26.9
   Gross cash at beginning of period                                           26.8        28.7         25.9        25.3
                                                                              -----       -----        -----       -----
    Total change in gross cash                                                $(3.4)      $(1.8)       $(2.5)      $ 1.6
                                                                              =====       =====        =====       =====

   Operating-related cash flows
    Automotive income/(loss) before income
     taxes, excluding special items                                           $(0.6)      $(0.6)       $ 1.3       $ 0.1
    Capital expenditures                                                       (2.0)       (2.2)        (4.6)       (5.6)
    Depreciation and special tools amortization                                 1.6         1.3          4.8         4.0
    Changes in receivables, inventory and trade payables                        0.1        (0.9)        (1.0)       (1.4)
    Other                                                                      (2.0)       (1.0)        (1.0)        1.5
                                                                              -----       -----        -----       -----
     Total operating-related cash flows before pension/
      long-term VEBA contributions and tax refunds                             (2.9)       (3.4)        (0.5)       (1.4)
    Funded pension plans/long-term VEBA contributions a/                       (1.5)       (0.2)        (3.0)       (1.5)
    Tax refunds                                                                   -         0.6            -         1.4
                                                                              -----       -----        -----       -----
      Total operating-related cash flows                                       (4.4)       (3.0)        (3.5)       (1.5)
   Capital transactions with Financial Services sector b/                       1.5         1.2          3.4         2.8
   Divestitures and acquisitions                                                  -         0.1          0.3         0.5
   Other
    Dividends paid to shareholders                                             (0.2)       (0.2)        (0.5)       (0.5)
    Changes in total Automotive sector debt                                    (0.3)       (0.1)        (2.0)        0.1
    Other                                                                         -        (0.1)        (0.2)       (0.1)
    Cash from FIN 46 consolidation                                                -         0.3            -         0.3
                                                                              -----       -----        -----       -----
      Total change in gross cash                                              $(3.4)      $(1.8)       $(2.5)      $ 1.6
                                                                              =====       =====        =====       =====

----------
a/  See Note 9 of the Notes to the Financial Statements.
b/  Primarily dividends, capital contributions, loans and loan repayments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Shown in the table below is a reconciliation between Cash flows from operating activities before securities trading and operating-related cash flows, calculated as shown in the table above, for the third quarter and first nine months of 2004 and 2003 (in billions):

                                                                                 Third Quarter            First Nine Months
                                                                           -------------------------  ------------------------
                                                                              2004          2003         2004          2003
                                                                           -----------   -----------  ----------    ----------
   Cash flows from operating activities
    before securities trading                                                $(2.2)        $(0.9)      $ 1.4  a/      $ 4.9 a/

   Items included in operating-related cash flows
    Capital expenditures                                                      (2.0)         (2.2)       (4.6)          (5.6)
    Net transactions between Automotive
     and Financial Services sectors                                           (0.4)          0.7         0.1  b/        0.4 b/
    Other                                                                      0.2          (0.6)       (0.4)          (1.2)
                                                                             -----         -----        ----          -----
     Total operating-related cash flows                                      $(4.4)        $(3.0)      $(3.5)         $(1.5)
                                                                             =====         =====       =====          =====

----------
a/ As shown in our condensed  sector  statement of cash flows for the Automotive sector.
b/ Primarily payables and receivables between the sectors in the normal course of business, as shown in our condensed sector statement of cash flows.

     Automotive operating-related cash flows, excluding contributions to our funded pension plans and long-term VEBA and excluding tax refunds, were negative $2.9 billion for the third quarter of 2004. This reflected the Automotive pre-tax loss excluding special items (about $600 million), capital spending net of depreciation and amortization (about $400 million), and other operating-related changes. The other operating-related changes were an outflow of $2 billion in the third quarter of 2004 due to the effects of seasonally lower vehicle production on marketing and warranty accruals compared with payments, the higher use of cash marketing incentives in lieu of interest rate incentives, and tax payments. These changes were offset partially by changes in receivables, inventory, and trade payables (positive cash flows of about $100 million).

     Capital   transactions  with  the  Financial  Services  sector,   primarily
dividends received from Ford Credit, totaled $1.5 billion and $3.4 billion in the third quarter and first nine months of 2004, respectively.

     Cash flows related to changes in Automotive sector debt in the third quarter of 2004 were an outflow of about $300 million, representing primarily the repurchase of senior debt in the open market. Through the first nine months of 2004, cash flows related to changes in Automotive sector debt were an outflow of $2 billion, which primarily represented the repurchase of $1.3 billion of senior debt (the majority of our purchases have been among four large issues, which have maturities between 2028 and 2032) and the redemption of our 9% Trust Originated Preferred Securities, which had the effect of reducing our subordinated debt by about $700 million.

     Debt. At September 30, 2004, our Automotive sector had total senior debt of $13.6 billion, compared with $15.0 billion at December 31, 2003. The debt decrease primarily reflected the senior debt repurchases described above.

     Ford Motor Company Capital Trust II ("Trust II") had outstanding $5.0 billion of trust preferred securities at September 30, 2004. The dividend and liquidation preferences on these securities are paid from interest and principal payments on our junior subordinated debentures held by Trust II in a principal amount of $5.2 billion.

     Credit Facilities. At September 30, 2004, the Automotive sector had $7.2 billion of contractually committed credit agreements with various banks, of which $7.1 billion were available for use. 79% of the total facilities are committed through June 30, 2009. Of the $7.2 billion, $6.9 billion constitute global credit facilities and may be used, at our option, by any of our direct or indirect majority-owned subsidiaries on a guaranteed basis. We also have the ability to transfer, on a non-guaranteed basis, $2.5 billion of such global credit facilities to Ford Credit and $518 million to FCE Bank plc ("FCE"), Ford Credit's European operation. All of the global credit facilities are free of material adverse change clauses and restrictive financial covenants (e.g. debt-to-equity limitations, minimum net worth requirements and credit rating triggers that would limit our ability to borrow).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services Sector
-------------------------

Ford Credit
----------

     Debt. Ford Credit's total debt was $135.3 billion at September 30, 2004, down $14.4 billion compared with December 31, 2003. This decrease primarily reflected repayment of maturing debt and lower asset levels, which reduced Ford Credit's funding needs. Ford Credit's unsecured commercial paper outstanding at September 30, 2004 totaled $8.5 billion, up $2.4 billion compared with December 31, 2003.

     Funding. During the third quarter of 2004, Ford Credit issued $3.4 billion of long-term debt with maturities of one to 10 years, including about $2.5 billion of unsecured institutional funding and about $900 million of unsecured retail bonds. In addition, Ford Credit realized proceeds of $3.8 billion from sales of receivables in off-balance sheet securitizations.

     Ford Credit expects its full-year 2004 public term funding requirements to be between $13 billion and $18 billion. In the first nine months of 2004, it completed about $13 billion of public term funding transactions. Because of significant available liquidity and Ford Credit's relatively smaller balance sheet size, during the third quarter Ford Credit purchased in open market transactions a small portion of its outstanding debt securities. Depending on market conditions, Ford Credit may continue repurchasing a portion of its outstanding debt securities during the remainder of 2004.

     Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale, and lease financing, and assessing its capital structure. Ford Credit calculates leverage on a financial statement basis and on a managed basis.

     Ford  Credit's   financial   statement  leverage  is  calculated  from  the
components shown in the following table:

                                                                 September 30,      December 31,
                                                                    2004               2003
                                                               -----------------  ----------------
Total debt (in billions)                                         $135.3             $149.7
Total stockholder's equity (in billions)                           11.4               12.5

Financial statement leverage (to 1)                                11.8               12.0

     The decrease in the financial statement leverage resulted primarily from lower funding requirements.

     Ford Credit's managed leverage is calculated from the components shown in the following table (in billions, except ratios):

                                                                          September 30,      December 31,
                                                                             2004               2003
                                                                         ---------------    ----------------
Total debt                                                                 $135.3             $149.7
Securitized off-balance sheet receivables outstanding                        38.7               49.4
Retained interest in securitized
  off-balance sheet receivables                                              (9.5)             (13.0)
Adjustments for cash and cash equivalents                                   (10.1)             (15.7)
Adjustments for SFAS No. 133                                                 (3.6)              (4.7)
                                                                           ------             ------
  Adjusted debt                                                            $150.8             $165.7
                                                                           ======             ======

Total stockholder's equity
 (including minority interest)                                             $ 11.4             $ 12.5
Adjustment for SFAS No. 133                                                     -                0.2
                                                                           ------             ------
  Adjusted equity                                                          $ 11.4             $ 12.7
                                                                           ======             ======

Managed leverage (to 1)                                                      13.2               13.0

     Ford Credit's dividend policy is based in part on its strategy to maintain managed leverage in the lower end of the 13 - 14 to 1 range. Based on Ford Credit's profitability and managed receivable levels, it paid dividends of $3.4 billion in the first nine months of 2004.

     Credit Facilities. For additional funding and to maintain liquidity, Ford Credit and its majority-owned subsidiaries, including FCE, have contractually committed credit facilities with financial institutions that totaled approximately $7.3 billion at September 30, 2004. This includes $4.4 billion of Ford Credit facilities ($3.9 billion global and $0.5 billion non-global) and $2.9 billion of FCE facilities ($2.7 billion global and $0.2 billion non-global).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Approximately $0.7 billion of the total facilities were in use at September 30, 2004. Of the $7.3 billion, about 38% of these facilities are committed through June 30, 2009. The global credit facilities may be used, at Ford Credit's or FCE's option, by any of their direct or indirect majority-owned subsidiaries. Ford Credit or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that would limit Ford Credit's ability to borrow.

     Additionally, at September 30, 2004, banks provided $18.9 billion of contractually committed liquidity facilities supporting two asset-backed commercial paper programs; $18.5 billion supported Ford Credit's FCAR program and $425 million supported Ford Credit's Motown NotesSM Program.

     In addition, as of October 31, 2004, Ford Credit had entered into agreements with several bank-sponsored commercial paper issuers ("conduits") under which such conduits are contractually committed to purchase from Ford Credit, at Ford Credit's option, up to an aggregate of approximately $12.8 billion of receivables. The agreements have varying maturity dates between November 30, 2004 and October 13, 2005. As of October 31, 2004, approximately $3.6 billion of these conduit commitments have been utilized.

Hertz
-----

     Debt and Cash. At September 30, 2004, Hertz had total debt of $8.9 billion, up $1.3 billion from December 31, 2003, reflecting seasonal rental fleet demand. During the first nine months of 2004, Hertz issued $1.9 billion of medium and long-term debt with maturities of three to 10 years. At September 30, 2004 and at December 31, 2003 commercial paper outstanding was $2.2 billion. At September 30, 2004, Hertz had cash and cash equivalents of $536 million, down from $610 million at December 31, 2003.

     Hertz has an asset-backed securitization ("ABS") program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing resources. As of September 30, 2004, $1.1 billion was outstanding under the ABS program consisting of $460 million of commercial paper and $600 million of medium-term notes.

Total Company
-------------

     Stockholders' Equity. Our stockholders' equity was $14.1 billion at September 30, 2004, up $2.4 billion from December 31, 2003. The increase primarily reflected net income of $3.4 billion less dividends of $549 million and other comprehensive loss of $380 million. See Note 8 of the Notes to the Financial Statements for further discussion of other comprehensive income/(loss).

     Debt Ratings. In October 2004, Dominion Bond Rating Service Limited ("DBRS"), Fitch, Inc. ("Fitch"), Moody's Investors Service, Inc. ("Moody's") and Standard & Poor's Rating Services, a division of McGraw-Hill Companies, Inc. ("S&P"), each affirmed the long and short-term debt ratings of, and their outlook or trend for, Ford and Ford Credit. Also in October 2004, Fitch and Moody's affirmed the long and short-term ratings of, and their outlook or trend for, Hertz. In July 2004, DBRS affirmed the long and short-term debt ratings of Hertz and revised its trend to stable from negative. The ratings as of October 15, 2004 were as follows:

------------------------------------------------------------------------------------------------------------------------------
                   DBRS                          Fitch                         Moody's                        S&P
-------  --------------------------  ----------------------------  -----------------------------  ----------------------------
          Long-    Short-             Long-    Short-               Long-    Short-                Long-    Short-
          Term     Term     Trend     Term     Term      Outlook    Term     Term      Outlook     Term     Term      Outlook
-------  -------  --------  -------  -------  --------  ---------  -------  --------  ----------  -------  --------  ---------
Ford      BBB       R-1     Stable    BBB+      F2       Stable      Baa1     P-2      Negative     BBB-     A-3      Stable
         (high)    (low)
-------  -------  --------  -------  -------  --------  ---------  -------  --------  ----------  -------  --------  ---------
Ford      BBB       R-1     Stable    BBB+      F2       Stable       A3      P-2      Negative     BBB-     A-3      Stable
Credit   (high)    (low)
-------  -------  --------  -------  -------  --------  ---------  -------  --------  ----------  -------  --------  ---------
Hertz     BBB       R-1     Stable    BBB+      F2       Stable      Baa2     P-2      Negative     BBB-     A-3      Stable
         (high)    (low)
------------------------------------------------------------------------------------------------------------------------------

OFF-BALANCE SHEET ARRANGEMENTS

     Special Purpose Entities. At September 30, 2004, the total outstanding principal amount of receivables sold by Ford Credit and held by off-balance sheet securitization entities was $38.7 billion, down $10.7 billion from December 31, 2003. Ford Credit's retained interests in such sold receivables at September 30, 2004 were $9.5 billion, down $3.5 billion from December 31, 2003. The decrease in receivables held by off-balance sheet securitization entities primarily reflected Ford Credit's lower funding requirements. The decrease in retained interests primarily reflected a

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

seasonal decline in dealer stocks, which lowered the amount of wholesale receivables held in the trust for future sale, and lower retained retail securities, reflecting lower levels of outstanding sold receivables.


OUTLOOK

     Shown below are our 2004 planning assumptions and our milestones for operational metrics and financial results, as well as our outlook for achieving these milestones:

                                                                                                       Full Year
                                                             Milestone                                  Outlook
                                                             ---------                                  -------
     Planning Assumptions
     --------------------
     Industry volume (SAAR) - U.S.                       17.0 million units                               17.2
                              Europe                     16.9 million units                               17.3


     Operation Metrics
     -----------------
     Quality                                        Improve in all regions                             On Track
     Market share                                   Flat or improve in all regions                      Mixed
     Automotive cost performance a/                 Improve by at least $500 million                  $1 Billion
     Capital spending                               $7 billion                                          Lower
     Operating-related cash flows b/                $1.2 billion positive                              At Risk

     Financial Results                                    Pre-tax income c/
     -----------------                                    --------------
                                                          (in billions)
      Automotive
       Americas
        Ford North America                                $ 1.5  - $ 1.7                               On Track
        Ford South America                                 (0.1) -     0                                Better
       Ford Europe/PAG
        Ford Europe                                        (0.2) -  (0.1)                               Better
        PAG                                                 0.5  -   0.6                                Worse
       Ford Asia Pacific and Africa
        /Mazda                                                0  -   0.1                                Better
                                                          -----    -----
       Total Automotive                                     0.9  -   1.1                               On Track
      Financial Services                                    2.6  -   2.7                                Better
                                                          -----    -----
       Total Company                                      $ 3.5  - $ 3.8                                Better
                                                          =====    =====

----------
     a/ At constant volume, mix and exchange; excluding special items. b/ Excluding pension/long-term VEBA contributions and tax refunds. c/ Excluding special items.

     We continue to expect the Automotive sector to achieve about $1 billion of pre-tax income from continuing operations, excluding special items, in 2004. We expect to meet the milestone for Ford North America and to exceed the milestones for Ford Europe, Ford South America and Ford Asia Pacific and Africa/Mazda. We expect PAG to continue to improve from the third quarter to the fourth, but full-year results will be a loss. Because of Ford Credit's continued
better-than-expected performance, we expect to exceed significantly the Financial Services sector milestone. Overall, we expect to exceed significantly our total company milestone for pre-tax income. Special items, including costs related to our investment in Ballard Power Systems Inc. and improvement actions in our Ford Europe and PAG business units, are presently estimated to reduce full-year earnings by $0.13 per share.

     Visteon Corporation is our largest supplier, and it also utilizes about 18,000 Ford employees in its U.S. hourly workforce as of September 30, 2004. We continue to work with Visteon to identify changes that would improve the efficiency and operating results of both companies. Significant changes in Visteon's business inevitably have an impact on us.

     On October 4, 2004, President Bush signed the "Working Families Tax Relief Act of 2004", which retroactively reinstated the research tax credit to the June 30, 2004 expiration date. The reinstatement of the research tax credit will be reflected in our fourth quarter results and will reduce the reported fourth quarter effective tax rate. As a result, we anticipate our full-year effective tax rate to be about 25%.

     Based on the foregoing and subject to the risks described under "Risk Factors" below, we expect full-year per share earnings to be in the range of $2.00 to $2.05 per share from continuing operations, excluding special items.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RISK FACTORS

     Statements included or incorporated by reference herein may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

  o greater price competition resulting from currency fluctuations, industry overcapacity or other factors;
  o a significant decline in industry sales, particularly in the U.S. or Europe, resulting from slowing economic growth, geo-political events or other factors;
  o  lower-than-anticipated market acceptance of new or existing products;
  o economic distress of suppliers that may require us to provide financial support or take other measures to ensure supplies of materials;
  o work stoppages at Ford or supplier facilities or other interruptions of supplies;
  o the discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
  o increased safety, emissions, fuel economy or other regulation resulting in higher costs and/or sales restrictions;
  o unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;
  o worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., investment returns, interest rates, health care cost trends, benefit improvements);
  o currency or commodity price fluctuations, including rising steel prices;
  o  changes in interest rates;
  o  a market shift from truck sales in the U.S.;
  o  economic difficulties in any significant market;
  o  higher prices for or reduced availability of fuel;
  o  labor or other constraints on our ability to restructure our business;
  o a change in our requirements under long-term supply arrangements under which we are obligated to purchase minimum quantities or pay minimum amounts;
  o  credit rating downgrades;
  o inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts;
  o  higher-than-expected credit losses;
  o  lower-than-anticipated residual values for leased vehicles;
  o increased price competition in the rental car industry and/or a general decline in business or leisure travel due to terrorist attacks, acts of war, epidemic disease or measures taken by governments in response thereto that negatively affect the travel industry; and
  o  our inability to implement the Revitalization Plan.

OTHER FINANCIAL INFORMATION

     The interim financial information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 has not been audited by PricewaterhouseCoopers LLP ("PwC"). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

Item 3. Quantitative and Qualitative Discussion about Market Risks
------------------------------------------------------------------

     There is no material change in the information reported under Part II, Item 7A of our 10-K Report.

Item 4.  Controls and Procedures
--------------------------------

     Evaluation of disclosure controls and procedures. William Clay Ford, Jr., our Chief Executive Officer, and Donat R. Leclair, our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15 (e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2004 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission's rules and regulations.

     Change in internal controls. No changes in the Company's internal controls over financial reporting occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
---------------------------

Product Liability Matters
-------------------------

     Buell-Wilson v. Ford. (Previously discussed on page 31 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 ("Second Quarter 10-Q Report")) On August 19, 2004, the trial court granted Ford's post-trial motions in part, reducing the compensatory verdicts to a total of $75 million, and reducing the punitive verdict to $75 million, for a total of $150 million in damages. We have filed a notice of appeal with the California Court of Appeals.

     Crown Victoria Police Interceptor Class Actions. (Previously discussed on page 29 of the 10-K Report) The jury phase of the trial in the Crown Victoria Police Interceptor class action in Illinois state court resulted in a defense verdict; three counts remain for resolution by the judge.


Environmental Matters
---------------------

     Wixom Assembly Plant Notice of Violation Regarding Air Emissions (Previously discussed on page 27 of the 10-K Report) In August 2004, Ford agreed to an Administrative Consent Order with the Michigan Department of Environmental Quality ("DEQ") that will resolve the notice of violation. Under the Order, Ford will pay the DEQ $55,000, which includes DEQ's costs for the investigation and enforcement action, and the Wixom Plant will implement a Malfunction Abatement Plan to address abatement equipment malfunctions.

     Chicago Assembly Plant Notice of Violation Regarding Waste Handling On August 23, 2004, the United States Environmental Protection Agency ("EPA"), Region Five, issued a letter notifying Ford of its intent to file an administrative complaint for civil penalties based on an initial determination that Ford's Chicago Assembly Plant violated certain requirements of the Resource Conservation and Recovery Act. The EPA's allegations arise out of an EPA inspection of the Chicago Assembly Plant conducted in November 2002. The violations alleged by EPA include: improper hazardous waste handling and storage, improper waste characterizations and manifesting, and failure to conduct and record certain tank and storage area inspections. Ford and the EPA will likely meet prior to the end of the year to discuss this matter.


Other Matters
-------------

     Securities and Exchange Commission Inquiry On October 14, 2004, the Enforcement Division of the Securities and Exchange Commission ("SEC") notified Ford that it was conducting an inquiry into the methodology used to account for pensions and other post-employment benefits. The SEC informed us that we were one of several issuers to receive a request for information as part of this inquiry.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
---------------------------------------------------------------------

     During the third quarter of 2004, we purchased shares of our Common Stock as follows:

                                                                        Total Number of              Maximum Number (or
                                                                      Shares Purchased as       Approximate Dollar Value) of
                                Total Number of        Average          Part of Publicly           Shares that May Yet Be
                                    Shares            Price Paid        Announced Plans or       Purchased Under the Plans or
          Period                  Purchased a/        per Share             Programs                      Programs
---------------------------    ------------------    ------------    -----------------------   -------------------------------
       July 1, 2004
         through                                                                                No publicly announced
      July 31, 2004                1,448,176           $14.92                  0                repurchase program in place

      August 1, 2004
         through                                                                                No publicly announced
     August 31, 2004               1,646,590           $14.19                  0                repurchase program in place

    September 1, 2004
         through                                                                                No publicly announced
    September 30, 2004             1,593,016           $14.05                  0                repurchase program in place
                                   ---------                                   -

                                                                                                No publicly announced
         Total                     4,687,782           $14.37                  0                repurchase program in place
                                   =========                                   =

----------

a/ We currently do not have a publicly announced repurchase program in place. Of the 4,687,782 shares purchased, 4,683,100 shares were purchased from the Ford Motor Company Savings and Stock Investment Plan for Salaried Employees ("SSIP") and the Tax Efficient Savings Plan for Hourly Employees ("TESPHE"). Shares are generally purchased from the SSIP and TESPHE when participants in those plans elect to sell units in the Ford Stock Fund upon retirement, upon termination of employment with the Company, related to an in-service distribution, or to fund a loan against an existing account balance in the Ford Stock Fund. Shares are not purchased from these plans when a participant transfers account balances out of the Ford Stock Fund and into another investment option under the plans. The remaining shares were acquired from our employees in accordance with our various compensation plans as a result of required share withholdings to pay income taxes with respect to (i) the lapse of restrictions on restricted stock,
     (ii) the issuance of stock as a result of the conversion of restricted stock equivalents awarded to our executives or directors, or to pay the exercise price and related income taxes with respect to the exercise of a stock option.


Item 5.  Other Information.
---------------------------


Governmental Standards
----------------------

     Motor Vehicle Fuel Economy - U.S. Requirements (Previously discussed on page 17 of the 10-K Report and page 32 of the Second Quarter 10-Q Report) In September 2004, the California Air Resources Board ("CARB") passed a resolution approving a plan to issue regulations by the end of the year aimed at controlling greenhouse gas emissions from motor vehicles. This resolution paves the way for rules that would take effect beginning in the 2009 model year and impose standards that could be equivalent to a Corporate Average Fuel Economy ("CAFE") standard of more than 43 miles per gallon for passenger cars, and approximately 27 miles per gallon for light trucks by model year 2016. The Alliance of Automobile Manufacturers and individual companies, including Ford, have submitted extensive comments opposing the rules and addressing errors in CARB's underlying economic and technical analyses. CARB is in the process of completing additional procedural requirements necessary to finalize the rules. The industry is continuing to participate in the administrative process while evaluating its options for responding to the rules.

Item 6. Exhibits.
-----------------

     Please refer to the Exhibit Index on Page 34.




                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           FORD MOTOR COMPANY
                                    ------------------------------------

                                              (Registrant)






Date:  November 8, 2004             By:  /s/James C. Gouin
       ----------------                 --------------------------------
                                           James C. Gouin
                                           Vice President and Controller

                                  EXHIBIT INDEX
                                  -------------

  Designation                            Description                                      Method of Filing
  ------------------    ----------------------------------------------------------------------------------------------

  Exhibit 10            Amendment to Ford Motor Company Restricted Stock               Filed with this Report
                        Plan for Non-Employee Directors

  Exhibit 12            Ford Motor Company and Subsidiaries Calculation                Filed with this Report
                        of Ratio of Earnings to Combined Fixed Charges
                        and Preferred Stock Dividends

  Exhibit 15            Letter of PricewaterhouseCoopers LLP, Independent              Filed with this Report
                        Accountants, dated November 8, 2004, relating to
                        Financial Information

  Exhibit 31.1          Rule 15d-14(a) Certification of CEO                            Filed with this Report

  Exhibit 31.2          Rule 15d-14(a) Certification of CFO                            Filed with this Report

  Exhibit 32.1          Section 1350 Certification of CEO                            Furnished with this Report

  Exhibit 32.2          Section 1350 Certification of CFO                            Furnished with this Report