Form 10-K
period 2004-12-31
FORD MOTOR CO
filed 2005-03-10
CIK 37996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

          None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓        No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes   ✓        No

        As of June 30, 2004, Ford had outstanding 1,760,050,800 shares of Common Stock and 70,852,076 shares of Class B Stock. Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($15.65 a share), the aggregate market value of such Common Stock was $27,544,795,020. Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock. The shares of Common Stock and Class B Stock outstanding at June 30, 2004 included shares owned by persons who may be deemed to be “affiliates” of Ford. We do not believe, however, that any such person should be considered to be an affiliate. For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford’s Annual Meeting of Stockholders currently scheduled to be held on May 12, 2005 (our “Proxy Statement”), which is incorporated by reference under various Items of this Report.

        As of February 24, 2005, Ford had outstanding 1,760,048,400 shares of Common Stock and 70,852,076 shares of Class B Stock. Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($12.80 a share), the aggregate market value of such Common Stock was $22,528,619,520.

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

      The corporate governance information on our website includes our Corporate Governance Principles, our Code of Ethics for Senior Financial Personnel, our Code of Ethics for Directors, our Standards of Corporate Conduct for all employees, and the Charters for each of our Board Committees. In addition, amendments to, and waivers granted to our directors and executive officers under, our Codes of Ethics, if any, will be posted in this area of our website. These corporate governance documents can be accessed by logging onto our web site and clicking on the “Corporate Governance” link.

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

      The foregoing information regarding our website and its content is for convenience only. The content of our website is not deemed to be incorporated by reference into this report nor should it be deemed to have been filed with the SEC.

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

      Beginning with the second quarter of 2004, we changed the reporting of our Automotive sector from two segments (previously “Americas” and “International”) to three segments: “The Americas”, “Ford Europe and PAG”, and “Ford Asia Pacific and Africa/ Mazda”. Our Automotive and Financial Services segments are described in the table below.

Business Sector	Operating Segments	Description

Automotive:
	The Americas	Primarily includes the sale of Ford, Lincoln and Mercury brand vehicles and related service parts in North America (United States, Canada and Mexico) and Ford-brand vehicles and related service parts in South America, in each case, together with the associated costs to design, develop, manufacture and service these vehicles and parts.
	Ford Europe and PAG	Primarily includes the sale of Ford-brand vehicles and related service parts in Europe and Turkey and the sale of Premier Automotive Group brand vehicles (i.e., Volvo, Jaguar, Land Rover and Aston Martin) and related service parts throughout the world (including North and South America, Asia Pacific and Africa), together with the associated costs to design, develop, manufacture and service these vehicles and parts.
	Ford Asia Pacific and Africa/Mazda	Primarily includes the sale of Ford-brand vehicles and related service parts in the Asia Pacific region and South Africa, together with the associated costs to design, develop, manufacture and service these vehicles and parts, and our share of the results of Mazda Motor Corporation (of which we own 33.4%) and certain of our Mazda-related investments.
Financial Services:
	Ford Motor Credit Company	Primarily includes vehicle-related financing, leasing, and insurance.
	The Hertz Corporation	Primarily includes the renting of cars and light trucks and renting of industrial and construction equipment.

      We provide financial information (such as revenues, income, and assets) for each of these business sectors and operating segments in three areas of this Report: (1) Item 6. “Selected Financial Data”, (2) Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and (3) Note 23 of the Notes to the Financial Statements located at the end of this Report. Financial information relating to certain geographic areas also is included in these Notes.

Item 1. Business (Continued)

AUTOMOTIVE SECTOR

General

      We sell cars and trucks throughout the world. In 2004, we sold approximately 6,798,000 vehicles throughout the world. Our automotive vehicle brands include Ford, Mercury, Lincoln, Volvo, Land Rover, Jaguar and Aston Martin.

      Substantially all of our cars, trucks and parts are marketed through retail dealers in North America, and through distributors and dealers outside of North America. At December 31, 2004, the approximate number of dealers and distributors worldwide distributing our vehicle brands was as follows:

Number of Dealerships
Brand	at December 31, 2004*

Ford	9,091
Mercury	2,014
Lincoln	1,421
Volvo	2,341
Land Rover	1,443
Jaguar	862
Aston Martin	125

*	Because many of these dealerships distribute more than one of our brands from the same sales location, a single dealership may be counted under more than one brand.

     In addition to the products we sell to our dealers for retail sale, we also sell cars and trucks to our dealers for sale to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies and governments. Sales to all of our fleet customers in the United States in the aggregate have represented between 22% and 24% of our total U.S. car and truck sales for the last five years. We do not depend on any single customer or small group of customers to the extent that the loss of such customer or group of customers would have a material adverse effect on our business.

      In addition to producing and selling cars and trucks, we also provide retail customers with a wide range of after-the-sale vehicle services and products through our dealer network, in areas such as maintenance and light repair, heavy repair, collision, vehicle accessories and extended service warranty. In North America, we market these products and services under several brands including Genuine Ford and Lincoln-Mercury Parts and ServiceSM, Ford Extended Service PlanSM, and MotorcraftSM.

      The worldwide automotive industry, Ford included, is affected significantly by a number of factors over which we have little control, including general economic conditions. The automotive industry is a highly competitive, cyclical business that has a wide variety of product offerings. The number of cars and trucks sold (commonly referred to as “industry demand”) could vary substantially from year to year. In any year, industry demand depends largely on general economic conditions, the cost of purchasing and operating cars and trucks, and the availability and cost of credit and fuel. Industry demand also reflects the fact that cars and trucks are durable items that people generally can wait to replace.

      Our unit sales vary with the level of total industry demand and our share of that industry demand. In the short term, our unit sales also are influenced by the level of dealer inventory. Our share is influenced by how our products compare with those offered by other manufacturers based on many factors, including price, quality, styling, reliability, safety, and functionality. Our share also is affected by our timing of new model introductions and manufacturing capacity limitations. Our ability to satisfy changing consumer preferences with respect to type or size of vehicle, as well as design and performance characteristics, can impact our sales and earnings significantly.

Item 1. Business (Continued)

      The profitability of vehicle sales is affected by many factors, including the following:

•	unit sales volume;

•	the mix of vehicles and options sold;

•	the margin of profit on each vehicle sold;

•	the level of “incentives” (price discounts) and other marketing costs;

•	the costs for customer warranty claims and additional service actions; and

•	the costs for safety, emission and fuel economy technology and equipment.

Further, because Ford and other manufacturers have a high proportion of costs that are relatively fixed (including labor costs), small changes in unit sales volumes can significantly affect overall profitability.

      In addition, the automobile industry continues to face a very competitive pricing environment, driven in part by industry excess capacity. For the past several decades, manufacturers typically have given price discounts and other marketing incentives to purchasers to maintain their market shares and production levels. A discussion of our strategies to compete in this pricing environment is set forth below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”.

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

      Seasonality. We generally record the sale of a vehicle (and recognize sales proceeds in revenue) when it is produced and shipped to our customer (i.e., our dealer or distributor). We manage our vehicle production schedule based on a number of factors, including dealer stock levels (i.e., number of units held in inventory by our dealers and distributors for sale to retail and fleet customers) and retail sales (i.e., units sold by our dealers and distributors to their customers at retail). We experience some fluctuation in the business of a seasonal nature, generally in the second and third quarters, primarily as the result of the summer vacation shutdown of our manufacturing facilities during the third quarter. Typically, production is higher in the second quarter in anticipation of the shutdown and lower in the third quarter due to the downtime. As a result, operating results for the third quarter typically are less favorable than those of the other quarters.

      Raw Materials. We purchase a wide variety of raw materials for use in the production of our vehicles from numerous suppliers around the world. These raw materials include non-ferrous metals (e.g., aluminum), precious metals (e.g., palladium), ferrous metals (e.g., steel and iron castings), energy (e.g., natural gas) and resins (e.g., polypropylene). We believe that we have adequate supplies or sources of availability of the raw materials necessary to meet our needs. However, there are risks and uncertainties with respect to the supply of certain of these raw materials that could impact their availability in sufficient quantities to meet our needs. See Item 7. “Management Discussion and Analysis of Financial Condition and Results of Operations — Overview” for a discussion of commodity price trends.

      Backlog Orders. We generally produce and ship our products on average within approximately 20 days after an order is deemed to become firm. Therefore, no significant amount of backlog orders accumulates during any period.

      Intellectual Property. We own, or hold licenses to use, numerous patents, copyrights and trademarks on a global basis. Our policy is to protect our competitive position by, among other

Item 1. Business (Continued)

methods, filing U.S. and international patent applications to protect technology and improvements that we consider important to the development of our business. As such, we have generated a large number of patents related to the operation of our business and expect this portfolio to continue to grow as we actively pursue additional technological innovation. We currently have approximately 11,000 active patents and pending patent applications globally, with an average age for patents in our active patent portfolio being 5 years. In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position. While we believe these patents, patent applications and know-how, in the aggregate, to be important to the conduct of our business, and we obtain licenses to use certain intellectual property owned by others, none is individually considered material to our business. Similarly, we own numerous trademarks and service marks that contribute to the identity and recognition of our company and its products and services globally. Certain of these marks are integral to the conduct of our business, the loss of which could have a material adverse effect on our business.

United States

      Sales Data. The following table shows U.S. industry sales of cars and trucks for the years indicated:

	U.S. Industry Sales

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(millions of units)
Cars	7.5	7.6	8.1	8.4	8.8
Trucks	9.8	9.4	9.0	9.1	9.0

Total	17.3	17.0	17.1	17.5	17.8

      We classify cars by small, medium, large and premium segments and trucks by compact pickup, bus/van (including minivans), full-size pickup, sport utility vehicles and medium/heavy segments. However, with the introduction of crossover vehicles, the distinction between traditional cars and trucks has become more difficult to draw and these vehicles are not consistently classified as either by the various manufacturers. In the tables above and below, we have classified crossover vehicles as sport utility vehicles. We also have classified as “premium” cars all of our luxury cars, regardless of size. The term “bus” as used in this discussion refers to vans designed to carry passengers. Annually, we conduct a comprehensive review of many factors to determine the appropriate classification of vehicle segments. This review may result in a change of classification of certain vehicles.

Item 1. Business (Continued)

      The following tables show the proportion of United States car and truck unit sales by segment for the industry (including both domestic and foreign-based manufacturers) and Ford (including all of our brands sold in the U.S.) for the years indicated:

	U.S. Industry Vehicle Mix of Sales
	by Segment

	Years Ended December 31,

	2004	2003	2002	2001	2000

CARS
Small	15.9%	16.4%	17.3%	18.4%	18.1%
Medium	13.6	14.8	15.6	15.8	16.9
Large	6.3	6.1	6.9	7.1	7.9
Premium	7.6	7.6	7.5	6.9	6.8

Total U.S. Industry Car Sales	43.4	44.9	47.3	48.2	49.7

TRUCKS
Compact Pickup	4.0%	4.4%	4.7%	5.1%	6.0%
Bus/ Van	8.2	8.0	8.6	8.7	10.0
Full-Size Pickup	14.6	14.0	13.1	13.4	12.3
Sport Utility Vehicles	27.6	27.0	24.9	23.0	19.7
Medium/ Heavy	2.2	1.7	1.4	1.6	2.3

Total U.S. Industry Truck Sales	56.6	55.1	52.7	51.8	50.3

Total U.S. Industry Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%

	Ford Vehicle Mix of Sales
	by Segment in U.S.

	Years Ended December 31,

	2004	2003	2002	2001	2000

CARS
Small	10.2%	11.4%	12.5%	14.0%	14.5%
Medium	8.8	10.4	11.9	11.5	13.0
Large	5.0	4.8	4.4	5.2	5.1
Premium	6.6	7.0	7.8	7.0	7.5

Total Ford U.S. Car Sales	30.6	33.6	36.6	37.7	40.1

TRUCKS
Compact Pickup	4.7%	6.0%	6.2%	6.9%	7.8%
Bus/ Van	8.8	8.4	9.1	9.1	10.5
Full-Size Pickup	28.2	24.3	22.5	22.9	20.9
Sport Utility Vehicles	27.4	27.5	25.4	23.2	20.4
Medium/ Heavy	0.3	0.2	0.2	0.2	0.3

Total Ford U.S. Truck Sales	69.4	66.4	63.4	62.3	59.9

Total Ford U.S. Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%

      As the tables above indicate, there has been a general shift from cars to trucks for both industry sales and Ford sales. This shift has been occurring steadily over a number of years. Ford’s sales of trucks as a percentage of its total vehicle sales has also increased since 2000 because of higher sales of sport utility vehicles and full-size pickups.

      Market Share Data. Our principal competitors in the United States include General Motors Corporation, DaimlerChrysler Corporation, Toyota Corporation, and Honda Motor Corporation. The following tables show changes in car and truck United States market shares for Ford (including all of our brands sold in the U.S.) and the other four leading vehicle manufacturers for the years indicated.

Item 1. Business (Continued)

The percentages in each of the following tables represent the percentage of the combined car and truck industry.

	U.S. Car Market Shares*

	Years Ended December 31,

	2004	2003	2002	2001	2000

Ford**	5.9%	6.9%	7.7%	8.6%	9.5%
General Motors	10.9	11.5	12.1	13.0	14.2
DaimlerChrysler	3.8	3.8	4.1	4.1	4.5
Toyota	6.4	5.9	5.8	5.5	5.5
Honda	4.9	4.8	4.9	5.1	5.0
All Other***	11.5	12.0	12.7	11.9	11.0

Total U.S. Car Retail Deliveries	43.4%	44.9%	47.3%	48.2%	49.7%

	U.S. Truck Market Shares*

	Years Ended December 31,

	2004	2003	2002	2001	2000

Ford**	13.4%	13.6%	13.4%	14.2%	14.2%
General Motors	16.2	16.4	16.2	15.0	13.6
DaimlerChrysler	10.3	10.0	10.0	10.1	10.8
Toyota	5.5	5.1	4.5	4.5	3.6
Honda	3.2	3.1	2.4	1.8	1.6
All Other***	8.0	6.9	6.2	6.2	6.5

Total U.S. Truck Retail Deliveries	56.6%	55.1%	52.7%	51.8%	50.3%

	U.S. Combined Car and Truck
	Market Shares*

	Years Ended December 31,

	2004	2003	2002	2001	2000

Ford**	19.3%	20.5%	21.1%	22.8%	23.7%
General Motors	27.1	27.9	28.3	28.0	27.8
DaimlerChrysler	14.1	13.8	14.1	14.2	15.3
Toyota	11.9	11.0	10.3	10.0	9.1
Honda	8.1	7.9	7.3	6.9	6.6
All Other***	19.5	18.9	18.9	18.9	18.1

Total U.S. Car and Truck Retail Deliveries	100.0%	100.0%	100.0%	100.0%	100.0%

*	All U.S. retail sales data are based on publicly available information from the media and trade publications.

**	Ford purchased Land Rover on June 30, 2000. The figures shown above include Land Rover data in Ford’s market share beginning July 1, 2000.

***	“All Other” includes primarily companies based in various European countries, Korea and other Japanese manufacturers and, with respect to the U.S. Truck Market Shares table and U.S. Combined Car and Truck Market Shares table, includes heavy truck manufacturers.

     The decline in overall market share for Ford since 2000 is primarily the result of increased competition and actions we have taken to improve our profitability, including the discontinuance of a number of vehicles (e.g., Ford Escort, Ford Explorer Sport, Mercury Cougar, Mercury Villager and Lincoln Continental), a continued focus on profitable commercial and government fleet sales and a planned reduction of low-margin sales to daily rental car companies.

      Fleet Sales. The sales data and market share information provided above include both retail and fleet sales. Fleet sales include sales to daily rental car companies, commercial fleet customers, leasing companies and governments. Fleet sales generally are less profitable than retail sales and,

Item 1. Business (Continued)

within the fleet sales category, sales to daily rental car companies generally are less profitable than sales to other fleet purchasers.

      The table below shows our fleet sales in the United States, and the amount of those sales as a percentage of our total United States car and truck sales, for the last five years.

	Ford Fleet Sales

	Years Ended December 31,

	2004	2003	2002	2001	2000

Daily Rental Units sold	415,000	429,000	446,000	452,000	472,000
Commercial and Other Units sold	243,000	222,000	247,000	290,000	335,000
Government Units sold	133,000	124,000	123,000	143,000	170,000

Total Fleet Units sold	791,000	775,000	816,000	885,000	977,000

Percent of Ford’s total U.S. car and truck sales	24%	22%	23%	22%	23%

      As the table above indicates, sales to daily rental car companies have declined for the fourth consecutive year. This decline reflects primarily the continued execution of our strategy to reduce sales to daily rental car companies in order to improve our overall profitability. Commercial and government fleet sales increased in 2004 after three years of broad weakness in these segments driven by difficult economic conditions.

      Warranty Coverage and Additional Service Actions. We presently provide warranty coverage for defects in factory-supplied materials and workmanship on all vehicles sold in the United States. The warranty coverage for Ford/ Mercury vehicles generally extends for 36 months or 36,000 miles (whichever occurs first) and covers components of the vehicle, including tires. The U.S. warranty coverage for luxury vehicles (Lincoln, Jaguar, Volvo and Land Rover) generally extends for 48 months or 50,000 miles (whichever occurs first). Warranty coverage for safety restraint systems (safety belts, air bags and related components) extends for 60 months or 50,000 miles (whichever occurs first), except on Volvo vehicles, which is 60 months/unlimited mileage. Also, corrosion damage resulting in perforation (holes) in body sheet metal panels is covered for 60 months/unlimited mileage, with 72 months/ unlimited mileage on Jaguar/ Land Rover products, 96 months/unlimited mileage on Volvo vehicles prior to the 2004 model year and 144 months/unlimited mileage on Volvo vehicles starting with the 2005 model year. In addition, the Federal Clean Air Act requires warranty coverage for 8 years or 80,000 miles (whichever occurs first) for emissions equipment (e.g., catalytic converter and powertrain control module) on most light-duty vehicles sold in the United States. As a result of these warranties, costs for warranty repairs can be substantial.

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

      For additional information with respect to costs for warranty and additional service actions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and Note 26 of the Notes to the Financial Statements.

Europe

      Market Share Information. Outside of the United States, Europe is our largest market for the sale of cars and trucks. We consider Europe to consist of the following 19 markets: Britain, Germany, France, Italy, Spain, Austria, Belgium, Ireland, Netherlands, Portugal, Switzerland, Finland,

Item 1. Business (Continued)

Sweden, Denmark, Norway, Czech Republic, Greece, Hungary and Poland. The automotive industry in Europe is intensely competitive. Our principal competitors in Europe include General Motors Corporation, Volkswagen A.G. Group, PSA Group, Renault Group and Fiat SpA. For the past 10 years, the top six manufacturers have collectively held between 69% and 74% of the total car market. This competitive environment is expected to intensify further as Japanese manufacturers increase their production capacity in Europe, and all of the other (non-Ford) manufacturers of premium brands (e.g., BMW, Mercedes Benz and Audi) continue to broaden their product offerings. For a discussion of improvement actions we have taken in our Ford Europe and PAG segment in 2003 and 2004, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”.

      In 2004, vehicle manufacturers sold approximately 17.6 million cars and trucks in Europe, up 2.6% from 2003 levels. Our combined car and truck market share in Europe (including all of our brands sold in Europe) in 2004 was 11.0%, up 0.3 percentage points from 2003.

      Britain and Germany are our most important markets within Europe, although the Southern European countries are becoming increasingly significant. Any adverse change in the British or German market has a significant effect on our total European automotive profits. For 2004 compared with 2003, total industry sales were up 0.5% in Britain and up 1.2% in Germany. Our combined car and truck market share in these markets (including all of our brands sold in these markets) in 2004 was 19.7% in Britain (the same as in the previous year) and 8.8% in Germany (up 0.2 percentage points from the previous year).

      Marketing Incentives. The automotive industry in Europe continues to be intensely competitive. In Europe in 2004, increased competition resulted in substantial retail and fleet incentive spending on the part of Ford and most manufacturers, particularly in our key European market of Britain. Similar to the United States, marketing costs in Europe include primarily (i) marketing incentives on vehicles, such as rebates and costs for special financing and lease programs, (ii) accruals for costs and/or losses associated with our required repurchase of certain vehicles sold to daily rental car companies, and (iii) costs for advertising and sales promotions for vehicles. We utilize revenue management strategies in Europe consistent with those in the United States. A discussion of our revenue management strategies is set forth below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview”.

      Motor Vehicle Distribution in Europe. On October 1, 2002, the Commission of the European Union (“Commission”) adopted a new regulation that changed the way motor vehicles are sold and repaired throughout the European Community (the “Block Exemption Regulation”). Under the Block Exemption Regulation, manufacturers had the choice to either operate an “exclusive” distribution system with exclusive dealer sales territories, but with the possibility of sales to any reseller (e.g., supermarket chains, internet agencies and other resellers not authorized by the manufacturer), who in turn could sell to end customers both within and outside of the dealer’s exclusive sales territory, or a “selective” distribution system.

      We, as well as the vast majority of the other automotive manufacturers, have elected to establish a “selective” distribution system, allowing us to restrict the dealer’s ability to sell our vehicles to unauthorized resellers. In addition, under the “selective” distribution system, we are entitled to determine the number of our dealers, but beginning in October 2005, not their location. Under either system, the new rules make it easier for a dealer to display and sell multiple brands in one store without the need to maintain separate facilities.

      Within this new regulation, the Commission also has adopted sweeping changes to the repair industry. Dealers can no longer be required by the manufacturer to perform repair work themselves. Instead, dealers can subcontract the work to independent repair shops that meet reasonable criteria set by the manufacturer. These authorized repair facilities can perform warranty and recall work, in

Item 1. Business (Continued)

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

      With these new rules, the Commission intends to increase competition and narrow car price differences from country to country. While it remains difficult to quantify the full impact of these changes on our European operations, the Block Exemption Regulation continued to contribute to an increasingly competitive market for vehicles and parts. This has contributed to an increase in marketing expenses, thus negatively affecting the profitability of our Ford Europe and PAG segment. We anticipate that this trend may continue as dealers and parts suppliers become increasingly organized and established.

      Warranty Coverage and Additional Service Actions. Beginning in January 2002, warranty coverage provided by volume manufacturers (including Ford) in most of our European markets increased from one year with unlimited mileage to two years with unlimited mileage. This increase in warranty coverage was prompted by new consumer laws in eleven of our nineteen European markets that granted private buyers a two-year period in which to pursue defects in goods (including vehicles and substantial components). Prior to January 2002, Ford provided warranty coverage on Volvo brand (only in Britain) vehicles that extended for 36 months or 60,000 miles and will continue to provide such warranty coverage. In Britain, Ford provides a warranty package on Ford-brand vehicles that includes a 36 month warranty composed of a 12 month/unlimited mileage base warranty and free of charge OEW (Extended Service Plan) covering up to a further 24 months and 60,000 miles. Commercial vehicles (e.g., Ford Transit and Ford Transit Connect) carry a 24 month/unlimited mileage warranty except in Britain where Ford currently provides a 36 month/ 100,000 mile base warranty. In Britain, Jaguar and Land Rover provide 36 month/unlimited mileage warranty, enhanced in January 2002 to unlimited mileage from the previous 36 month/60,000 mile warranty. In mainland Europe, Jaguar provides 36 month/unlimited mileage warranty, enhanced in January 2002 to unlimited mileage from the previous 100,000 km limit; Land Rover provides 36 month/100,000 km warranty, enhanced in November 2001 from the previous 12 month warranty; and Volvo provides 24 month/unlimited mileage warranty. In addition to the base warranties discussed above, Ford warrants the bodywork of all of its brands against rust perforation for periods between 6 years and 12 years. As a result of these warranties, costs for warranty repairs can be substantial.

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

      For additional information with respect to costs for warranty and additional service actions, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and Note 26 of the Notes to the Financial Statements.

Other Markets

      Canada and Mexico. Canada and Mexico also are important markets for us. In Canada, industry sales of new cars and trucks in 2004 were approximately 1.57 million units, down 3.2% from 2003 levels. In 2004, industry sales of new cars and trucks in Mexico were approximately 1.12 million units, up 12.0% from 2003. Our combined car and truck market share in these markets (including all of our

Item 1. Business (Continued)

brands sold in these markets) in 2004 was 14.5% in Canada (down 1.3 percentage points from the previous year) and 16.5% in Mexico (about the same as the previous year).

     South America. Brazil and Argentina are our principal markets in South America. The economic environment in those countries has been volatile in recent years, particularly in 2002 and 2003, leading to large variations in industry sales. The 2004 results have been favorably influenced by improved economic conditions, political stability and government actions to reduce inflation and public deficits. Industry sales in 2004 were approximately 1.6 million units in Brazil, up about 10.6% from 2003, and approximately 280,000 units in Argentina, up 99% from 2003. Our combined car and truck market share in these markets (including all of our brands sold in these markets) in 2004 was 12.3% in Brazil (up 0.2 percentage points from the previous year) and 18.5% in Argentina (down 2.8 percentage points from the previous year).

      Asia Pacific. In the Asia Pacific region, Australia, Taiwan, Thailand and Japan are our principal markets. Details of the industry volumes and our combined car and truck market share for these countries (including all of our brands sold in a particular country) are shown below.

	Industry Volumes
	(in thousands)				Corporate Market Share

			2004				2004
			Over/(Under)				Over/(Under)
	2004	2003	2003		2004	2003	2003

Australia	955	910	45	5.0%	14.9%	14.8%	0.1 pts.
Taiwan	484	414	70	17.0%	16.0%	17.3%	(1.3) pts.
Thailand	626	532	94	17.7%	4.3%	5.0%	(0.7) pts.
Japan	5,853	5,828	25	0.4%	*	*	*

*	Our combined car and truck market share in Japan has been less than 1% in recent years.

     In addition, we own a 33.4% interest in Mazda Motor Corporation (“Mazda”) and account for Mazda on an equity basis. Mazda’s market share in Japan has been about 4.6% in recent years. Our principal competition in the Asia Pacific region has been the Japanese manufacturers. We anticipate that the ongoing relaxation of import restrictions (including duty reductions) will continue to intensify competition in the region.

      We began operations in India in 1999, launching an all-new small car (the Ikon) designed specifically for that market. In 2003 we launched the Endeavor, Ford’s first SUV in India, and we also launched the Fusion in late 2004. Our operations in India also sell components to other Ford affiliates.

      We also are in the process of increasing our presence in China. Changan Ford is our 50/50 joint venture operation with Chongqing Changan Automobile Co, Ltd. The Changan Ford assembly plant located in Chongqing became operational and began producing the Fiesta model in January 2003 and the Mondeo model in mid-2003. We have also announced that more than $1 billion would be invested over the next several years to expand manufacturing capacity, introduce new products and expand distribution channels in the Chinese automotive market. This investment will initially support the addition of new products and expansion of production capacity at Changan Ford in Chongqing from 50,000 units per year to 200,000 units per year. It will also support the establishment of a second assembly plant and a new engine plant to be located in Nanjing. In addition, we have a 30% interest in Jiangling Motors Corporation with operations located in Nanchang. We also import Jaguar, Volvo, Land Rover, and selected Ford vehicles into China. Also, during 2002, a new purchasing office was established in China to take advantage of sourcing opportunities for global markets from that country.

Item 1. Business (Continued)

FINANCIAL SERVICES SECTOR

Ford Motor Credit Company

      Ford Motor Credit Company (“Ford Credit”) offers a wide variety of automotive financial services to and through automotive dealers throughout the world. Ford Credit’s primary financial products fall into three categories:

•	Retail financing — purchasing retail installment sale contracts and retail leases from dealers, and offering financing to commercial customers, primarily vehicle leasing companies and fleet purchasers, to purchase or lease vehicle fleets;

•	Wholesale financing — making loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing; and

•	Other financing — making loans to dealers for working capital, improvements to dealership facilities, and the acquisition and refinancing of dealership real estate.

      Ford Credit also services the finance receivables and leases it originates and purchases, makes loans to its affiliates, purchases certain receivables from us and our subsidiaries, and provides insurance services related to its financing programs. Ford Credit’s revenues are earned primarily from retail installment sale contracts and retail leases, including interest supplements and other support payments it receives from us on special-rate retail financing programs, from investment and other income related to sold receivables, and from payments made under wholesale and other dealer loan financing programs.

      Ford Credit does business in all 50 states of the United States through about 130 dealer automotive financing branches and seven regional service centers, and does business in all provinces in Canada through 14 dealer automotive financing branches and two regional service centers. Outside the United States, FCE Bank plc (“FCE”) is Ford Credit’s largest operation. FCE’s primary business is to support the sale of our vehicles in Europe through our dealer network. FCE offers a variety of retail, leasing and wholesale finance plans in most countries in which it operates. FCE does business in the United Kingdom, Germany and most other European countries. Ford Credit, through its subsidiaries, also operates in the Asia Pacific and Latin American regions. In addition, Ford Credit manages our vehicle financing operations in other countries where Ford Credit does not have operations.

      Ford Credit’s share of retail financing for new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford-brand vehicles sold by dealers in Europe, and Ford Credit’s share of wholesale financing for new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States, excluding fleet, and of new Ford-brand vehicles acquired by dealers in Europe were as follows during the last three years:

	Years Ended
	December 31,

	2004	2003	2002

United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	45%	39%	41%
Wholesale	84	85	85
Europe
Financing share — Ford
Retail installment and lease	29%	31%	34%
Wholesale	97	97	97

      For a detailed discussion of Ford Credit’s receivables, credit losses, allowance for credit losses, loss-to-receivables ratios, funding sources and funding strategies, see Item 7. “Management’s

Item 1. Business (Continued)

Discussion and Analysis of Financial Condition and Results of Operations”. For a discussion of how Ford Credit manages its financial market risks, see Item 7A. “Quantitative and Qualitative Disclosure About Market Risk”.

     The predominant share of Ford Credit’s business consists of financing our vehicles and supporting our dealers. Any extended reduction or suspension of the production or sale of our vehicles due to a decline in consumer demand, work stoppage, governmental action, negative publicity or other event, or significant changes to marketing programs sponsored by us, would have an adverse effect on Ford Credit’s business.

      We sponsor special-rate financing programs available only through Ford Credit. Under these programs, we make interest supplement or other support payments to Ford Credit. These programs may increase Ford Credit’s financing volume and share of financing sales of our vehicles. See Note 1 of the Notes to the Financial Statements for more information about these support payments.

      Under a profit maintenance agreement with Ford Credit, we have agreed to make payments to maintain Ford Credit’s earnings at certain levels. In addition, under a support agreement with FCE, Ford Credit has agreed to maintain FCE’s net worth above a minimum level. No payments were made under either of these agreements during the 2002 through 2004 periods.

The Hertz Corporation

      The Hertz Corporation (“Hertz”), an indirect, wholly-owned subsidiary of Ford, and its affiliates, associates and independent licensees represent what we believe is the largest worldwide general use car rental brand based upon revenues. Hertz maintains a substantial network of company-owned car rental locations in the United States, Europe and other countries, and what we believe to be the largest number of on-airport car rental locations in the world, enabling Hertz to provide consistent quality, pricing and service worldwide. Hertz derives approximately 74% of its car rental revenues from on-airport locations. The Hertz #1 Club Gold® service provides an expedited rental service to members worldwide. Through its many travel industry relationships with airlines and hotels, Hertz has targeted the most frequent travelers to become Hertz #1 Club Gold® members.

      Hertz, through its wholly owned subsidiary, Hertz Equipment Rental Corporation (“HERC”), also operates one of the largest industrial and construction equipment rental businesses in North America based upon revenues and maintains a significant market share in the North American industrial and construction equipment rental market. HERC rents a broad range of earthmoving equipment, material handling equipment, aerial and electrical equipment, air compressors, pumps, small tools, compaction equipment and construction-related trucks.

      Other activities of Hertz include self-insurance operations for both its car rental and industrial and construction equipment rental businesses, the sale of its used cars and equipment and third-party claim management services.

      Hertz operates its businesses from over 7,200 locations throughout the United States and in over 150 foreign countries and jurisdictions.

      Below are some financial highlights for Hertz as consolidated in our Statement of Income (in millions):

	Years Ended
	December 31,

	2004	2003

Revenue	$6,684	$5,926
Pre-Tax Income	493	228
Income from continuing operations	365	149
Net Income/(Loss)	365	149

Item 1. Business (Continued)

GOVERNMENTAL STANDARDS

      A number of governmental standards and regulations relating to safety, corporate average fuel economy (“CAFE”), emissions control, noise control, damageability, and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale in the United States, Europe and elsewhere. In addition, manufacturing and assembly facilities in the United States, Europe and elsewhere are subject to stringent standards regulating air emissions, water discharges, and the handling and disposal of hazardous substances. Such facilities also may be subject to comprehensive national, regional, and/or local permit programs with respect to such matters.

Mobile Source Emissions Control

      U.S. Requirements. The federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States. In 1999, the United States Environmental Protection Agency (“EPA”) promulgated post-2004 model year standards that were more stringent than the default standards contained in the Clean Air Act. These regulations require light-duty trucks and certain heavy-duty passenger-carrying trucks to meet the same emissions standards as passenger cars by the 2007 model year, and extend emissions durability requirements to 120,000 or 150,000 miles (depending on the specific standards to which the vehicle is certified). The stringency of these standards presents compliance challenges and is likely to hinder efforts to employ light-duty diesel technology, which could negatively impact our ability to meet CAFE standards. The EPA also promulgated post-2004 emission standards for “heavy-duty” trucks (8,500-14,000 lbs. gross vehicle weight), which are also likely to pose technological challenges.

      The EPA also is evaluating the need for new mobile source rules addressing a different group of pollutants called air toxics. The EPA is expected to issue a proposed rulemaking in 2005 that will probably lead to new standards; it is too early to determine what impact this will have on vehicle emission control systems. In addition, the EPA designated several new areas as ozone and/or particulate matter non-attainment areas, which may result in the EPA implementing even more stringent emission standards for vehicles in the 2009-2010 timeframe.

      Pursuant to the Clean Air Act, California has received a waiver from the EPA to establish its own unique emissions control standards. New vehicles and engines sold in California must be certified by the California Air Resources Board (“CARB”). CARB has adopted stringent vehicle emissions standards that began phasing in with the 2004 model year. These new standards treat most light-duty trucks the same as passenger cars, and require both types of vehicles to meet new stringent emissions requirements. As with the EPA’s post-2004 standards, CARB’s vehicle standards present a difficult engineering challenge, and will essentially rule out the use of light-duty diesel technology.

      Since 1990, the California program has included requirements for manufacturers to produce and deliver for sale zero-emission vehicles (“ZEVs”), which produce no emissions of regulated pollutants (typically battery-powered vehicles, which have had narrow consumer appeal due to their limited range, reduced functionality, and high cost). This ZEV mandate initially required that a specified percentage of each manufacturer’s vehicles produced for sale in California be ZEVs, beginning at 2% in 1998 and increasing to 10% in 2003. In 1996, CARB eliminated the ZEV mandate for the 1998-2002 model years, but retained the 10% mandate in a modified form beginning with the 2003 model year.

      In April 2003, CARB adopted new amendments to the ZEV mandate that shifted the near-term focus of the regulation away from battery-electric vehicles to advanced-technology vehicles (e.g., hybrid electric vehicles or natural gas vehicles) with extremely low tailpipe emissions. The rules

Item 1. Business (Continued)

also give some credit for so-called “partial zero emission vehicles” (“PZEVs”), which can be internal combustion engine vehicles certified to very low tailpipe emissions and zero evaporative emissions. In addition, the rules call on the auto industry to ramp up production of zero-emission fuel cell vehicles over the longer term. In the aggregate, the industry must produce 250 zero-emission fuel cell vehicles by the 2008 model year, and 2,500 more in the 2009-2011 model year period. A panel of independent experts will review the feasibility of these requirements in 2006. While the changes appear to reflect a recognition that battery-electric vehicles simply do not have the potential to achieve widespread customer acceptance, there are substantial questions about the feasibility of producing the required number of fuel-cell vehicles due to the substantial engineering challenges and high costs associated with this technology.

      The Clean Air Act permits other states that do not meet national ambient air quality standards to adopt California’s motor vehicle emission standards no later than two years before the affected model year. New York, Massachusetts, Vermont, and Maine adopted the California standards effective with the 2001 model year or before; New York, Massachusetts and Vermont have adopted the California ZEV mandate beginning with the 2007 model year. In January 2004, the New Jersey legislature voted to adopt California standards, including the ZEV mandate, beginning with model year 2009. Other states, including Maryland, New Hampshire, Oregon and Washington, are currently considering the adoption of California standards, including the ZEV mandate. There are problems inherent in transferring California standards to other states, including the following: 1) the driving range of many ZEVs is greatly diminished in cold weather, thereby limiting their market appeal; and 2) the northeast states have refused to adopt the California reformulated gasoline regulations, which may impair the ability of vehicles to meet California’s in-use standards.

      Ford has accumulated ZEV credits in California, New York and Massachusetts through past sales of battery electric vehicles, and we have plans to accumulate more credits by selling future PZEV models. In the longer term, however, it is doubtful whether the market will support the number of required ZEVs, even taking into account the recent modifications of the ZEV mandate. Fuel cell technology may in the future enable production of ZEVs with widespread consumer appeal. However, due to the engineering challenges, the high cost of the technology, infrastructure needs, and other issues, it does not appear that mass production of fuel cell vehicles will be commercially feasible for years to come. Compliance with the ZEV mandate may eventually require costly actions that would have a substantial adverse effect on Ford’s sales volume and profits. For example, Ford could be required to curtail the sale of non-ZEVs and/or offer to sell ZEVs and PZEVs well below cost.

      Under the Clean Air Act, the EPA and CARB may require manufacturers to recall and repair non-conforming vehicles (which may be identified by testing or analysis done by the manufacturer, EPA or CARB), or we may voluntarily stop shipment of or recall non-conforming vehicles. The costs of related repairs or inspections associated with such recalls, or a stop shipment order, could be substantial.

      European Requirements. European Union (“EU”) directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU. In 1998, the EU adopted a new directive on emissions from passenger cars and light commercial trucks. More stringent emissions standards applied to new car certifications beginning January 1, 2000 and to new car registrations beginning January 1, 2001 (“Stage III Standards”). A second level of even more stringent emissions standards apply to new car certifications beginning January 1, 2005 and to new car registrations beginning January 1, 2006 (“Stage IV Standards”). The comparable light commercial truck Stage III Standards and Stage IV Standards come into effect one year later than the passenger car requirements. The directive also introduced on-board diagnostic requirements, more stringent evaporative emissions requirements, and in-service compliance testing and recall provisions for emissions-related defects that occur in the first five years or

Item 1. Business (Continued)

80,000 kilometers of vehicle life (extended to 100,000 kilometers in 2005). Failures of in-service compliance tests could lead to vehicle recalls with substantial costs for related inspections or repairs. The Stage IV Standards for diesel engines have proven technologically difficult and have precluded manufacturers from offering some products in time to be eligible for government incentive programs. A related EU directive was adopted, also in 1998, which established standards for cleaner fuels beginning in 2000 and even cleaner fuels in 2005. The EU commenced a program in 2004 to determine the specifics for further changes to vehicle emission standards.

      Other National Requirements. Many countries, in an effort to address their air quality problems, are adopting previous versions of European or United Nations Economic Commission for Europe mobile source emissions regulations. Some countries have adopted more advanced regulations based on the most recent version of European or U.S. regulations; for example, China has adopted the most recent European standards to be implemented in the 2008-2010 timeframe. Korea and Taiwan have adopted very stringent U.S. based standards. Because fleet average requirements do not apply, some vehicle emission control systems may have to be redesigned to meet the requirements in these markets. Japan has unique standards and test procedures and is considering more stringent standards for implementation in 2009. This may require unique emission control systems being designed for the Japanese market.

Stationary Source Emissions Control

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

Motor Vehicle Safety

      U.S. Requirements. The National Traffic and Motor Vehicle Safety Act of 1966 (the “Safety Act”) regulates motor vehicles and motor vehicle equipment in the United States in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration (“NHTSA”). Meeting or exceeding many safety standards is costly, because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. A manufacturer also is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. Should Ford or NHTSA determine that either a safety defect or a noncompliance exists with respect to certain of Ford’s vehicles, the costs of such recall campaigns could be substantial. There were pending before NHTSA six investigations relating to alleged safety defects or potential compliance issues in Ford vehicles as of February 21, 2005.

      The Transportation Recall Enhancement, Accountability, and Documentation Act (the “TREAD Act”) was signed into law in November 2000. The TREAD Act required NHTSA to establish several new regulations, including reporting requirements for motor vehicle manufacturers on foreign recalls and certain information received by the manufacturer that may assist the agency in the early identification of safety defects. As part of its rulemaking efforts, NHTSA defined certain types of material provided by manufacturers as competitively sensitive and entitled to a presumption of

Item 1. Business (Continued)

confidentiality, including warranty claim information, field reports, and consumer complaint information. Public Citizen, an advocacy organization, has filed a lawsuit challenging NHTSA’s confidentiality determinations, which may be resolved in the 2005 calendar year. If Public Citizen prevails, Ford and other manufacturers may lose the ability to protect warranty and consumer information after it is submitted to NHTSA pursuant to the TREAD Act.

      Foreign Requirements. Canada, the EU, individual member countries within the EU, and other countries in Europe, South America and the Asia Pacific markets also have safety standards applicable to motor vehicles and are likely to adopt additional or more stringent standards in the future. In addition, the European Automobile Manufacturers Association (“EAMA”) (also known in Europe as the “ACEA”), of which Ford is a member, made a voluntary commitment in June 2001 to introduce a range of safety measures to improve pedestrian protection with the first phase starting in 2005 and a second phase starting in 2010. Similar commitments were subsequently made by the Japanese and Korean automobile manufacturers associations. As a result, over 99% of cars and small vans sold in Europe are covered by industry safety commitments. The European Council of Ministers and the European Parliament published a directive in December 2003 and a decision in February 2004, which together lay down detailed technical provisions for enforcement of the industry commitments (i.e., the application dates, the types of tests to be conducted the test procedures to be used and the limit values to be achieved).

Motor Vehicle Fuel Economy

      U.S. Requirements. Under federal law, vehicles must meet minimum corporate average fuel economy (“CAFE”) standards set by NHTSA. A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the three succeeding model years.

      The law established a passenger car CAFE standard of 27.5 miles per gallon for 1985 and later model years, which NHTSA believes it has the authority to amend to a level it determines to be the maximum feasible level. In April 2003, NHTSA issued a final rule increasing the CAFE standard for light trucks to 21.0 miles per gallon for model year 2005; 21.6 miles per gallon for model year 2006; and 22.2 miles per gallon for model year 2007. NHTSA is currently seeking public comment on the possibility of changing the framework of the light truck CAFE standards and/or creating a new vehicle classification scheme, and is working to set light truck standards for the 2008 model year and beyond. It is anticipated that NHTSA will also start a rulemaking process to increase CAFE standards for passenger cars in the near future. There is renewed interest in CAFE in Congress, and there is some potential for new legislation that avoids the regulatory process and establishes new standards by statute. Pressure to increase CAFE standards stems in part from concerns over “greenhouse gas” emissions, which may affect the global climate.

      In 1999, a petition was filed with the EPA requesting that it regulate carbon dioxide emissions (a greenhouse gas) from motor vehicles under the Clean Air Act, which would have the effect of imposing more stringent fuel economy standards. The petitioners filed suit in an effort to compel a formal response from the EPA. In August 2003, the EPA denied the petition on the grounds that 1) the Clean Air Act does not authorize the EPA to regulate greenhouse gas emissions, and 2) only NHTSA is authorized to regulate fuel economy under the CAFE law. A number of states, cities, and environmental groups filed for review of the EPA’s decision in the United States Court of Appeals for the District of Columbia Circuit. A coalition of states and industry trade groups, including the Alliance of Automobile Manufacturers, an industry trade group made up of nine leading automotive manufacturers including BMW, DaimlerChrysler, Ford, General Motors and Toyota (the “Alliance”), intervened in support of the EPA’s decision. The case has been briefed and oral argument is currently scheduled for April 2005.

Item 1. Business (Continued)

      In September 2004, CARB adopted greenhouse gas emissions regulations for 2009 model year and later cars and trucks, effectively imposing more stringent fuel economy standards than those set by NHTSA. These regulations impose standards that are equivalent to a CAFE standard of more than 43 miles per gallon for passenger cars and small trucks, and approximately 27 miles per gallon for light- and medium-duty passenger trucks by model year 2016. The Alliance and individual companies (including Ford) submitted comments opposing the rules and addressing errors in CARB’s underlying economic and technical analyses. In December 2004, the Alliance filed suit, challenging the regulation on several bases, including that it is preempted by the federal CAFE law. Other states are considering similar greenhouse gas legislation (primarily those states that have adopted or are adopting the earlier California emissions regulations).

      In general, a continued increase in demand for larger vehicles, coupled with a decline in demand for small and middle-size vehicles, could jeopardize our long-term ability to comply with CAFE standards. In addition, if significant increases in CAFE standards for upcoming model years are imposed beyond those presently in effect or proposed, or if the EPA or other agencies regulate carbon dioxide emissions from motor vehicles, we might find it necessary to take various costly actions that could have substantial adverse effects on our sales volume and profits. For example, we might have to curtail production of larger, family-size and luxury cars and full-size light trucks, restrict offerings of engines and popular options, and increase market support programs for our most fuel-efficient cars and light trucks.

      European Requirements. The EU is a party to the Kyoto Protocol and has agreed to reduce greenhouse gas emissions by 8% below their 1990 levels during the 2008-2012 period. In December 1997, the European Council of Environment Ministers (the “Environment Council”) reaffirmed its goal to reduce average carbon dioxide emissions from new cars to 120 grams per kilometer by 2010 (at the latest) and invited European motor vehicle manufacturers to negotiate further with the European Commission on a satisfactory voluntary environmental agreement to help achieve this goal. In October 1998, the EU agreed to support an environmental agreement with EAMA (of which Ford is a member) on carbon dioxide emission reductions from new passenger cars (the “Agreement”). The Agreement establishes an emission target of 140 grams of carbon dioxide per kilometer for the average of new cars sold in the EU by the EAMA’s members in 2008. Average carbon dioxide emissions of 140 grams per kilometer for new passenger cars corresponds to a 25% reduction in average carbon dioxide emissions compared to 1995. To date, the industry has made good progress and has met the interim target for 2003 (165 — 170 grams of carbon dioxide per kilometer).

      In 2005, EAMA and the European Commission will review the potential for additional carbon dioxide reductions, with a view to moving further toward the EU’s objective of 120 grams of carbon dioxide per kilometer by 2010.

      In 1995, members of the German Automobile Manufacturers Association (“GAMA”) (including Ford Werke GmbH) made a voluntary pledge to increase by 2005 the average fuel economy of new cars sold in Germany by 25% from 1990 levels, to make regular reports on fuel consumption, and to increase industry research and development efforts toward this end. GAMA has reported that the industry is on track to meet this pledge.

      Other European countries are considering other initiatives for reducing carbon dioxide emissions from motor vehicles, including fiscal measures. For example, the UK introduced vehicle excise duty and company car taxation based on carbon dioxide emissions in 2001. Taken together, such proposals could have substantial adverse effects on our sales volumes and profits in Europe.

      Other National Requirements. Asian countries have also adopted fuel efficiency targets. For example, Japan has fuel efficiency targets for 2010 passenger car and commercial trucks with incentives for early adoption. China has adopted targets for 2005 and 2008 and is expected to continue setting new targets to address energy security issues.

Item 1. Business (Continued)

      Canada has been working with the auto sector to decrease greenhouse gas emissions from automobiles by 2010. With the ratification of the Kyoto Agreement, Canada has been aggressively trying to finalize a voluntary agreement with the auto industry. Depending on the negotiations, costly vehicle or market actions may have to be taken to achieve these targets.

Recycling End-of-Life Vehicles

      U.S. Requirements. Maine has adopted an automotive end-of-life mercury switch collection program. Under Maine’s law, automobile manufacturers pay for the collection and recycling of these switches. Several additional states and the EPA are also looking at manufacturer responsibility for mercury switches. Actions associated with this movement could be costly.

      European Requirements. The European Parliament has published a directive imposing an obligation on motor vehicle manufacturers to take back end-of-life vehicles with zero or negative value registered after July 1, 2002, and to take back all other end-of-life vehicles with zero or negative value as of January 1, 2007, with no cost to the last owner. The directive also imposes requirements on the proportion of the vehicle that may be disposed of in landfills and the proportion that must be reused or recycled beginning in 2006, and bans the use of certain substances in vehicles beginning with vehicles registered after July 2003. Member states may apply these provisions prior to the dates mentioned above.

      Presently, there are numerous uncertainties surrounding the form and implementation of the legislation in different member states, especially regarding manufacturers’ responsibilities and the resultant expenses that may be incurred. As of December 31, 2004, the following member states had adopted legislation to implement the directive: The Netherlands, Germany, Belgium, Austria, Spain, Luxemburg, Italy, France, Portugal, Finland, Greece, Denmark and Sweden (Denmark and Sweden both continuing existing systems). The UK has adopted legislation for new vehicles and has legislation pending to address vehicles already sold, while Ireland is expected to complete legislation addressing new and existing vehicles in 2005. Based on the legislation that has been enacted to date and favorable contracts signed with local operators in charge of the return and treatment of vehicles, we have been able to reduce accruals at December 31, 2004 for compliance costs we expect to incur for our existing vehicle populations in these and other countries. The directive should not result in significant cash expenditures before 2007.

Mobile Air Conditioning

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

European Chemicals Policy

      The European Commission adopted a draft regulation in October 2003 for a single system to register, evaluate, and authorize the use of certain chemicals (“REACH”). Final adoption of the regulation is anticipated in the 2006-2007 timeframe, followed by a pre-registration phase of three years. After that initial phase, a prioritization of all registered substances is likely to be conducted (using criteria yet to be determined). The regulation may accelerate the ban or restriction on use of certain chemicals and materials, which could increase the costs of certain products and processes used to manufacture vehicles and parts.

Item 1. Business (Continued)

Pollution Control Costs

      During the period 2005 through 2009, we expect to spend approximately $350 million on our North American and European facilities to comply with air and water pollution and hazardous waste control standards, which are now in effect or are scheduled to come into effect. Of this total, we estimate spending approximately $100 million in 2005 and $60 million in 2006. Specific environmental expenses are difficult to isolate because expenditures may be made for more than one purpose, making precise classification difficult.

EMPLOYMENT DATA

      The number of on-roll employees we employed in consolidated entities (including entities we do not control), by business unit, at December 31, 2004 and 2003 was:

	2004	2003

Business Unit
Automotive
The Americas
Ford North America	122,877	130,174
Ford South America	12,222	10,102
Ford Europe and PAG
Ford Europe	69,149	68,340
Premier Automotive Group	50,403	52,347
Ford Asia Pacific and Africa	21,378	17,946
Financial Services
Ford Motor Credit Company	17,424	19,270
The Hertz Corporation	31,398	29,347
Other Financial Services	13	5

Total	324,864	327,531

      As shown in the employment data above, from December 31, 2003 to December 31, 2004, the number of people we employ decreased approximately one percent. This decrease primarily reflects capacity reductions and improved manufacturing efficiencies in North America and Europe, offset partially by the addition of newly consolidated European dealerships and our expanding business in South America, Asia Pacific and at Hertz. The employment numbers in the table above exclude approximately 17,700 hourly employees of Ford who are assigned to Visteon Corporation (“Visteon”), our largest supplier, and, pursuant to our collective bargaining agreement with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the “UAW”), remain Ford employees. Visteon reimburses us for most of the costs associated with these employees. See Item 7. “Management Discussion and Analysis — Outlook” for additional discussion relating to Visteon.

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

Item 1. Business (Continued)

      Our average labor cost per hour worked for hourly employees of Ford Motor Company in the United States (including employees assigned to Visteon Corporation), excluding subsidiaries, was as follows for the listed years:

	2004	2003

Earnings	$30.93	$30.27
Benefits	32.00	31.15

Total	$62.93	$61.42

      We have entered into collective bargaining agreements with the UAW and the National Automobile, Aerospace, Transportation and General Workers Union of Canada (“CAW”). Among other things, our agreements with the UAW and CAW provide for guaranteed wage and benefit levels throughout their terms and provide for significant employment security. As a practical matter, these agreements may restrict our ability to eliminate product lines, close plants, and divest businesses. Our agreement with the UAW is scheduled to expire on September 14, 2007, and our agreement with the CAW is scheduled to expire on September 20, 2005. Historically, negotiation of new collective bargaining agreements with the UAW and CAW have typically resulted in increases in wages and benefits, including retirement benefits, and some of these increases typically have been provided to salaried employees as well.

      In 2004, we negotiated new Ford agreements with labor unions in Argentina, Brazil, Britain, France, Germany, Mexico, Southern Africa, Taiwan, Thailand, Venezuela, and Vietnam. We also negotiated new collective bargaining agreements to cover employees at our Jaguar (Britain), Land Rover (Britain) and Volvo (Sweden) affiliates.

      We are or will be negotiating new Ford collective bargaining agreements with labor unions in Argentina, Brazil, Canada, France, Mexico, Spain, Taiwan, Thailand, and Vietnam where current agreements will expire in 2005. We will also be negotiating new collective bargaining agreements to cover employees at our Aston Martin (Britain), Land Rover (Britain) and Volvo (Belgium and Sweden) affiliates in 2005.

      In recent years, we have not had significant work stoppages at our facilities, but they have occurred in some of our suppliers’ facilities. A work stoppage could occur as a result of disputes under our collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, which, if protracted, could adversely affect our business and results of operation. Work stoppages at supplier facilities for labor or other reasons could have similar consequences if alternate sources of components are not readily available. Our Canadian operations, which are covered by the CAW agreement expiring in September 2005, include facilities that are the primary source of engines for many of our truck and sport utility models, which are among our most profitable models. Therefore, any protracted work stoppage at our Canadian facilities in connection with the negotiation of a new collective bargaining agreement with the CAW could have a substantial adverse effect on our business.

ENGINEERING, RESEARCH AND DEVELOPMENT

      We conduct engineering, research and development primarily to improve the performance (including fuel efficiency), safety and customer satisfaction of our products, and to develop new products. We also have staffs of scientists who engage in basic research. We maintain extensive engineering, research and design centers for these purposes, including large centers in Dearborn, Michigan; Dunton, Gaydon and Whitley, England; Gothenburg, Sweden; and Aachen and Merkenich, Germany. Most of our engineering research and development relates to our Automotive sector. In general, our engineering activities that do not involve basic research or product development, such as manufacturing engineering, are excluded from our engineering, research and development charges discussed below.

Item 1. Business (Continued)

     During the last three years, we recorded charges to our consolidated income for engineering, research and development we sponsored in the following amounts: $7.4 billion (2004), $7.3 billion (2003), and $7.5 billion (2002). Any customer-sponsored research and development activities that we conduct are not material.

ITEM 2.	Properties

      Our principal properties include manufacturing and assembly facilities, distribution centers, warehouses, sales or administrative offices and engineering centers.

      We own substantially all of our U.S. manufacturing and assembly facilities. These facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, and transmission plants. Most of our distribution centers are leased (approximately 38% of our total square footage is owned). A substantial amount of our warehousing is provided by third party providers under service contracts. Because the facilities provided pursuant to third party service contracts need not be dedicated exclusively or even primarily to use by Ford, these spaces are not included in the number of distribution centers/warehouses listed in the table below. All of the warehouses that we operate are leased, although many of our manufacturing and assembly facilities contain some warehousing space. Substantially all of our sales offices are leased space. Approximately 92% of the total square footage of our engineering centers and our supplementary research and development space is owned by us.

      In addition, we maintain and operate manufacturing plants, assembly facilities, parts distribution centers, and engineering centers outside the United States. We own substantially all of the manufacturing plants, assembly facilities, and engineering centers. The majority of our parts distribution centers outside of the United States are either leased or provided by vendors under service contracts. As in the United States, space provided by vendors under service contracts need not be dedicated exclusively or even primarily to use by Ford, and is not included in the number of distribution centers/warehouses listed in the table below.

      The total number of plants, distribution centers/warehouses, engineering and research and development sites, and sales offices used by our Automotive segments are shown below.

		Distribution	Engineering,
Segment	Plants	Centers/Warehouses	Research/Development	Sales Offices

The Americas	51	37	43	41
Ford Europe and PAG	40	9	8	27
Ford Asia Pacific and Africa/ Mazda	12	0	2	5

Total	103	46	53	73

      Included in the number of plants used by the Ford Europe and PAG and Ford Asia Pacific and Africa/ Mazda segments shown above are several plants that are not operated directly by us, but rather by consolidated joint ventures that operate plants that support our Automotive sector. The following are the most significant of these consolidated joint ventures and the number of plants they own:

•	Ford Otosan — a joint venture in Turkey between Ford (41% partner), the Koc Group of Turkey (41% partner) and public investors (18%) that is our single source supplier of the Ford Transit Connect vehicle and our sole distributor of Ford vehicles in Turkey. In addition, Ford Otosan makes the Ford Transit van and the Cargo truck for the Turkish and export markets, and certain engines and transmissions under license. This joint venture owns and operates two plants in Turkey.

•	Getrag Ford Transmissions GmbH — a 50/50 joint venture with Getrag Deutsche Venture GmbH & Co. Kg i.G., a German company, to which we transferred our European manual

Item 2. Properties (Continued)

transmission operations in Halewood, England, Cologne, Germany and Bordeaux, France. In 2004, Volvo Car Corporation (“Volvo Cars”) agreed to transfer its manual transmission operations from its Köping, Sweden plant to this joint venture. The Getrag joint venture produces manual transmissions for our operations in Europe (Ford Europe and PAG). Ford currently supplies most of the hourly and salaried labor requirements of the operations transferred to this Getrag joint venture. Ford employees who worked at the manual transmission operations that were transferred at the time of the formation of the joint venture are assigned to the joint venture by Ford. In the event of surplus labor at the joint venture, Ford employees assigned to the joint venture may return to Ford. Employees hired in the future to work in these operations will be employed directly by the joint venture. Getrag Ford Transmissions GmbH reimburses Ford for the full cost of the hourly and salaried labor supplied by Ford. This joint venture operates or will operate three plants.

•	Getrag All Wheel Drive AB — a joint venture in Sweden between Getrag Dana Holding GmbH (“Getrag/ Dana”) (60% partner) and Volvo Cars (40% partner). In January 2004, Volvo Cars entered into agreements with Getrag/ Dana to transfer Volvo Cars’ plant in Köping, Sweden to this joint venture. The joint venture produces all-wheel drive components and, for a time, chassis components as well. As noted above, the manual transmission operations at the Köping plant will be transferred to Getrag Ford Transmissions GmbH. The hourly and salaried employees at the plant have become employees of the joint venture.

•	TEKFOR Cologne GmbH — a 50/50 joint venture with Neumayer Holding GmbH, a German company, to which Ford Werke GmbH transferred the operations of the Ford forge in Cologne. The joint venture produces forged components, primarily for transmissions and chassis, for use in Ford vehicles and sale to third parties. Those Ford employees that worked at the Cologne Forge Plant at the time of the formation of the joint venture are assigned to the joint venture by Ford and remain employees of Ford. All new employees hired to work at the forge will be hired as employees of the joint venture. In the event of surplus labor at the joint venture, Ford employees assigned to the joint venture may return to Ford. TEKFOR Cologne GmbH reimburses Ford for full cost of the Ford employees assigned to the joint venture. This joint venture operates one plant.

•	Pininfarina Sverige, AB — a joint venture between Volvo Cars (40% partner) and Pininfarina, S.p.A. (60% partner). In September 2003, Volvo Cars entered into agreements with Pininfarina to establish this joint venture for the engineering and manufacture of niche vehicles, starting with a new, small convertible. Volvo Cars has outsourced the design and engineering to Pininfarina. The joint venture will produce the car at the Uddevalla Plant in Sweden, which was transferred from Volvo Cars to the joint venture and is the joint venture’s only plant.

•	Ford Vietnam Limited — a joint venture between Ford (75% partner) and Song Cong Diesel (25% partner). Ford Vietnam assembles and distributes several Ford vehicles in Vietnam, including Escape, Laser, Mondeo, Ranger and Transit. Ford Vietnam is planning to launch Ford Everest and Ford Focus in 2005. This joint venture operates one plant.

•	Ford India Private Limited (“Ford India”) — a joint venture between Ford (84% partner) and Mahindra & Mahindra Limited (16% partner). Ford India assembles and distributes the Ford Ikon and Endeavour in India, Nepal and Bangladesh. Ford India also imports and distributes the Mondeo. Ikon kits are exported to Mexico, South Africa and China. This joint venture operates one plant.

•	Ford Lio Ho Motor Company Ltd. (“FLH”) — a joint venture in Taiwan among Ford (70% partner), the Lio Ho Group (25% partner) and individual shareholders (5% ownership in aggregate) that assembles a variety of Ford and Mazda vehicles sourced from Ford, as well

Item 2. Properties (Continued)

as Mazda and Suzuki. In addition to domestic assembly, FLH also has local product development capability to modify vehicle designs for local needs, and imports Ford-brand built-up vehicles from Europe and the United States. This joint venture operates one plant.

      In addition to the plants that we operate directly or that are operated by consolidated joint ventures, additional plants that support our Automotive sector are operated by other, non-consolidated joint ventures of which we are a partner. These additional plants are not included in the number of plants shown in the table above. The most significant of these joint ventures are:

•	AutoAlliance International (“AAI”) — a 50/50 joint venture with Mazda (of which we own 33.4%), which owns and operates as its principal business an automobile vehicle assembly plant in Flat Rock, Michigan. AAI currently produces the Mazda6 vehicle and the new Ford Mustang. Ford supplies all of the hourly and substantially all of the salaried labor requirements to AAI, and AAI reimburses Ford for the full cost of that labor.

•	AutoAlliance (Thailand) (“AAT”) — a joint venture among Ford (50%), Mazda (45%) and a Thai affiliate of Mazda’s (5%), which owns and operates a manufacturing plant in Rayong, Thailand. AAT produces the Ford Everest, Ford Ranger and Mazda B-Series pickup trucks for the Thai market and for export to over 100 countries worldwide (other than North America), in both built-up and kit form.

•	Blue Diamond Truck, S de RL de CV — a joint venture between Ford (49% partner) and International Truck and Engine Corporation (51% partner), a subsidiary of Navistar International Corporation (“Navistar”). Blue Diamond Truck develops and manufactures selected medium and light commercial trucks in Mexico and sells the vehicles to Ford and Navistar for their own independent distribution. Blue Diamond Truck manufactures Ford F-650/750 medium-duty commercial trucks that are sold in the United States and Canada, and Navistar medium-duty commercial trucks that are sold in Mexico. Production of a low-cab-forward, light-/medium-duty commercial truck for each of Ford and Navistar will commence in 2005.

•	Blue Diamond Parts, LLC — a joint venture between Ford (51% partner) and Navistar (49% partner). Blue Diamond Parts manages sourcing, merchandising, and distribution of various replacement parts.

•	Tenedora Nemak, S.A. de C.V. — a joint venture between Ford (15% partner) and a subsidiary of Mexican conglomerate Alfa S.A. de C.V. (85% partner), which owns and operates, among other facilities, our former Canadian castings operations, and supplies engine blocks and heads to several of our engine plants. Ford supplies a portion of the hourly labor requirements for the Canadian plants, for which it is fully reimbursed by the joint venture.

•	Changan Ford Automobile Corporation (“Changan Ford”) — a 50/50 joint venture between Ford and the Chongqing Changan Automobile Co, Ltd. Changan Ford produces and distributes in China the Ford Fiesta and Mondeo, and is planning to launch the Ford Focus and Mazda3 vehicles in 2005. Changan Ford has filed an application with the Chinese government for permission to set up a new vehicle manufacturing plant in the Chinese city of Nanjing.

•	Jiangling Motors Corporation — a publicly traded company in China owned by Ford (30% shareholder), the Jiangling Motors Company Group (41% shareholder) and public investors (29%) that assembles the Ford Transit Van and other non-Ford vehicles for distribution in China.

•	Ford Malaysia Sdn. Bhd. — a joint venture between Ford (49% partner) and Tractors Malaysia, a publicly-traded subsidiary of Sime Darby (51% partner). Ford Malaysia distributes

Item 2. Properties (Continued)

Ford vehicles assembled by its wholly-owned subsidiary AMI, an assembly company, including Econovan, Escape, Everest, Laser and Ranger.

      The furniture, equipment and other physical property owned by our Financial Services operations are not material in relation to their total assets.

      The facilities owned or leased by us or our subsidiaries and joint ventures described above are, in the opinion of management, suitable and adequate for the manufacture and assembly of our products.

ITEM 3.	Legal Proceedings

OVERVIEW

      Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against us and our subsidiaries, including, but not limited to, those arising out of the following: alleged defects in our products; governmental regulations covering safety, emissions, and fuel economy; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; product warranties; environmental matters; and shareholder matters. Some of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive or antitrust or other multiplied damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions or other relief that, if granted, would require very large expenditures. We regularly evaluate the expected outcome of product liability litigation and other litigation matters. We have accrued expenses for probable losses on product liability matters, in the aggregate, based on an analysis of historical litigation payouts and trends. Expenses also have been accrued for other litigation where losses are deemed probable and reasonably estimable. These accruals are reflected in our financial statements.

      Following is a discussion of our significant pending legal proceedings:

PRODUCT LIABILITY MATTERS

      Asbestos Matters. Asbestos was used in brakes, clutches and other automotive components dating from the early 1900s. Along with other vehicle manufacturers, we have been the target of asbestos litigation and, as a result, we are a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and other products containing asbestos. Plaintiffs in these personal injury cases allege various health problems as a result of asbestos exposure, either from (i) component parts found in older vehicles (ii) insulation or other asbestos products in our facilities or (iii) asbestos aboard our former maritime fleet. The majority of these cases have been filed in the state courts.

      Most of the asbestos litigation we face involves mechanics or other individuals who have worked on the brakes of our vehicles over the years. Also, in most asbestos litigation we are not the sole defendant. We believe we are being more aggressively targeted in asbestos suits because many previously targeted companies have filed for bankruptcy. We are prepared to defend these asbestos-related cases and, with respect to the cases alleging exposure from our brakes, believe that the scientific evidence confirms our long-standing position that mechanics and others are not at an increased risk of asbestos-related disease as a result of exposure to the type of asbestos formerly used in the brakes on our vehicles.

      The extent of our financial exposure to asbestos litigation remains very difficult to estimate. The majority of our asbestos cases do not specify a dollar amount for damages, and in many of the other cases the dollar amount specified is the jurisdictional minimum. The vast majority of these cases involve multiple defendants, with the number in some cases exceeding one hundred. Many of these

Item 3. Legal Proceedings (Continued)

cases involve multiple plaintiffs, and we are often unable to tell from the pleadings which of the plaintiffs are making claims against us (as opposed to other defendants). Our annual payout and related defense costs in asbestos cases had been increasing between 1999 and 2003. In 2004, these costs were about the same as in 2003; however, they may become substantial in the future.

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

      St. Louis Assembly Plant Enforcement Action. The Department of Justice has advised us that the United States Environmental Protection Agency (“EPA”) has referred a matter regarding refrigerants used in several types of process equipment at our St. Louis Assembly Plant to it for civil enforcement. The referral is based on their belief that the plant did not comply with all of the Clean Air Act’s recordkeeping, testing, and repair requirements related to process equipment with regulated refrigerants. It is likely that the Department of Justice will seek monetary sanctions of $100,000 or more for these alleged violations.

      Chicago Assembly Plant Notice of Violation Regarding Waste Handling. On August 23, 2004, the EPA, Region Five, issued a letter notifying Ford of its intent to file an administrative complaint for civil penalties based on an initial determination that Ford’s Chicago Assembly Plant violated certain requirements of the Resource Conservation and Recovery Act. The EPA’s allegations arise out of an EPA inspection of the Chicago Assembly Plant conducted in November 2002. The violations alleged by EPA include: improper hazardous waste handling and storage, improper waste characterizations and manifesting, and failure to conduct and record certain tank and storage area inspections. Ford and EPA met to discuss this matter in the fourth quarter of 2004. It is reasonably possible that the EPA could seek monetary sanctions of $100,000 or more for these alleged violations.

Item 3. Legal Proceedings (Continued)

CLASS ACTIONS

      The following are actions filed against us on behalf of individual plaintiffs and all others similarly situated (i.e., purported class actions). In light of the fact that very few of the purported class actions filed against us in the past have ever been certified by the courts as class actions, the actions listed below are limited to those that (i) have been certified as a class action by a court of competent jurisdiction (and any additional purported class actions that raise allegations substantially similar to a certified case) and (ii) if resolved unfavorably to the Company, would likely involve a significant cost.

      Firestone Class Actions. A state court in Illinois has certified a statewide class of purchasers and lessees of 1991-2001 Ford Explorers equipped with Firestone ATX or Wilderness tires who have not experienced any problems with either the tires or the vehicles (Rowan v. Ford Motor Company). The complaint alleges that Explorers are unstable and that the Firestone tires are defective. Plaintiffs claim that the value of the vehicles was diminished because of the alleged defects and seek unspecified actual and compensatory damages and other relief. Trial is currently scheduled for July 11, 2005, but we expect the trial will be rescheduled for late 2005 or early 2006.

      In February 2005, a state court in California certified a statewide class of purchasers and lessees of 1990-2000 Ford Explorers (Gray v. Ford Motor Company and four coordinated cases). The complaint alleges that Explorers are unstable and that Ford concealed information about them. Plaintiffs seek relief similar to that sought in Rowan. We will seek appellate review of the class certification order.

      There are also 19 purported statewide class actions pending in several states, raising allegations similar to those raised in Rowan, and seeking similar relief. Bridgestone-Firestone, Inc. (“Firestone”) is a co-defendant in most of these cases, including Rowan. Firestone has agreed to settle all claims against it in these cases (including Rowan). Under the terms of the settlement agreement, Firestone would implement manufacturing improvements and fund a consumer awareness program relating to tire use and maintenance. Firestone’s settlement would also require plaintiffs to dismiss all class action claims against Ford that are based on alleged defects in the tires. A Texas trial court has approved the Firestone settlement, but that ruling is currently on appeal to the Texas Court of Appeals. If the Firestone settlement is approved on appeal, the only remaining claims against Ford in Rowan and the purported class actions would be allegations based on the Explorer’s alleged rollover propensity.

      Paint Class Actions. A state court in Madison County, Illinois certified a nationwide class of owners of 1989-96 model year vehicles that have experienced paint peeling. Plaintiffs contend that their paint is defective in two respects. First, they allege that, because Ford did not use spray primer between the high-build electro coat (“HBEC”) and the color coat in some models, the color coat lost adhesion to the HBEC after extended exposure to ultraviolet radiation from sunlight. Second, they allege that the clearcoat on some models deteriorated prematurely. Plaintiffs seek unspecified compensatory damages (in an amount to cover the cost of repainting their vehicles and to compensate for alleged diminution in value), punitive damages, attorneys’ fees and interest. Trial is currently scheduled for June 2006.

      Crown Victoria Police Interceptor Class Actions. State courts in Illinois, Florida and Louisiana have certified statewide classes of state and local governments that purchased or leased Crown Victoria Police Interceptors. The complaints allege that the vehicles are defective in that fires can occur when the vehicles are struck in the rear at high speed, and seek modifications to the fuel systems and other relief, including punitive damages. Trial in the Illinois case during 2004 (St. Clair County v Ford Motor Company) resulted in a defense verdict on all counts submitted to the jury; three counts remain pending for decision by the judge.

      There are also 16 purported statewide class actions pending in several states which claim to represent state and local governments that purchased or leased Crown Victoria Police Interceptors,

Item 3. Legal Proceedings (Continued)

as well as seven purported class actions relating to non-police Crown Victoria vehicles. These suits raise allegations similar to those raised in St. Clair County, and seek similar relief.

     Hydroboost Truck Brake Class Action. A state court in Oklahoma has certified a nationwide class of all purchasers of 1999-2002 F-250, F-350, F-450, and F-550 Ford Super Duty Trucks and 2002 Excursions with hydroboost hydraulic braking systems. The Oklahoma Court of Appeals has affirmed the order; we will seek review by the Oklahoma Supreme Court. The complaint alleges that these trucks are unsafe because they suffer diminished power assist to the steering when the driver is simultaneously braking and steering. The complaint alleges breach of warranty and fraud, and seeks the cost of retrofitting the trucks to eliminate the alleged danger, compensation for diminished resale value, and other amounts. NHTSA investigated a similar issue and closed the investigation, finding that “diminished steering assist while braking is present” in these trucks, but that the “associated injury and property damage incidents are so rare that they do not present a risk to vehicle safety.”

OTHER MATTERS

      SEC Pension and Post-Employment Benefit Accounting Inquiry. On October 14, 2004, the Division of Enforcement of the Securities and Exchange Commission (“SEC”) notified Ford that it was conducting an inquiry into the methodology used to account for pensions and other post-employment benefits. We are one of several companies to receive a request for information as part of this inquiry. We are cooperating with the SEC in providing the information requested.

      SEC Ford Money Market Account Inquiry. In January 2004, the SEC requested information from Ford Credit relating to the offering of debt securities under Ford Credit’s Ford Money Market Account (“FMMA”) program. Under the FMMA program, Ford Credit offers floating rate variable denomination demand debt securities to individual investors. Following the submission of information, the SEC Staff and Ford Credit have been in discussions about resolving concerns the Staff identified regarding the use of certain marketing and solicitation materials. In March 2005, Ford Credit made a settlement offer, with Ford Credit neither admitting nor denying the Staff’s allegations, which included the issuance of a Cease and Desist Order requiring that Ford Credit comply with Section 5 of the Securities Act of 1933 in connection with all marketing and solicitation materials. The terms of the tentative settlement also require Ford Credit to undertake to discontinue or change certain aspects of its marketing practices relating to the FMMA program and to pay the SEC approximately $760,000 in disgorgement (based on cost savings relating to those practices). The SEC Staff has indicated that it will recommend this settlement offer to the Commission. The tentative settlement is subject to approval by the full Commission of the SEC.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      Not required.

ITEM 4A.	Executive Officers of Ford

      Our executive officers and their positions and ages at March 1, 2005 unless otherwise noted, are shown in the table below:

		Present Position
Name	Position	Held Since	Age

William Clay Ford, Jr.(a)	Chairman of the Board and Chief Executive Officer	October 2001	47

James J. Padilla(b)	President and Chief Operating Officer	February 2005	58

Mark Fields	Executive Vice President (President, Ford Europe and PAG)	April 2004	44

Donat R. Leclair	Executive Vice President and Chief Financial Officer	August 2003	53

Mark A. Schulz	Executive Vice President (President, Ford Asia Pacific and Africa)	April 2004	52

Greg C. Smith	Executive Vice President (President, The Americas)	April 2004	53

Michael E. Bannister	Group Vice President (Chairman and Chief Executive Officer, Ford Motor Credit Company)	April 2004	55

Lewis W. K. Booth	Group Vice President (Chairman and Chief Executive Officer, Ford Europe)	September 2003	56

Earl J. Hesterberg	Group Vice President — North America Marketing, Sales and Service	September 2004	51

Roman J. Krygier	Group Vice President — Global Manufacturing	November 2001	62

Joe W. Laymon	Group Vice President — Corporate Human Resources and Labor Affairs	October 2003	52

Philip R. Martens	Group Vice President — Product Creation	October 2003	44

J C. Mays	Group Vice President and Chief Creative Officer	August 2003	50

Ziad S. Ojakli	Group Vice President — Corporate Affairs	January 2004	37

Richard Parry-Jones	Group Vice President — Chief Technical Officer	August 2001	53

Anne Stevens	Group Vice President — Canada, Mexico and South America	October 2003	56

James C. Gouin	Vice President and Controller	August 2003	45

Dennis E. Ross	Vice President and General Counsel	October 2000	54

(a)	Also Chair of the Environmental and Public Policy Committee and the Office of the Chairman and Chief Executive Committee and a member of the Finance Committee of the Board of Directors.

(b)	Also a member of the Office of the Chairman and Chief Executive Committee of the Board of Directors.

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

PART II

ITEM 5. Market for Ford’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our Common Stock is listed on the New York and Pacific Coast Stock Exchanges in the United States and on certain stock exchanges in Belgium, France, Switzerland and the United Kingdom.

      The table below shows the high and low sales prices for our Common Stock and the dividends we paid per share of Common and Class B Stock for each quarterly period in 2004 and 2003.

	2004				2003

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Common Stock price per share*
High	$17.34	$16.48	$15.77	$15.00	$10.80	$11.71	$12.53	$17.33
Low	12.75	13.00	13.61	12.61	6.58	7.30	10.43	10.41
Dividends per share of Common and Class B Stock	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10

*	New York Stock Exchange composite interday prices as listed in the price history database available at www.NYSEnet.com.

     As of February 24, 2005, stockholders of record of Ford included 188,047 holders of Common Stock (which number does not include 9,603 former holders of old Ford Common Stock who have not yet tendered their shares pursuant to our recapitalization, known as the Value Enhancement Plan, which became effective on August 9, 2000) and 103 holders of Class B Stock.

      During the fourth quarter of 2004, we purchased shares of our Common Stock as follows:

			Total Number of	Maximum Number
			Shares Purchased	(or Approximate Dollar Value)
	Total Number	Average	as Part of Publicly	of Shares that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
Period	Purchased*	per Share	or Programs	Plans or Programs

Oct. 1, 2004 through Oct. 31, 2004	1,295,524	$13.53	0	No publicly announced repurchase program in place
Nov. 1, 2004 through Nov. 30, 2004	1,609,341	$14.01	0	No publicly announced repurchase program in place
Dec. 1, 2004 through Dec. 31, 2004	2,080,546	$14.38	0	No publicly announced repurchase program in place
Total	4,985,411	$14.04	0	No publicly announced repurchase program in place

*	We currently do not have a publicly announced repurchase program in place. Of the 4,985,411 shares purchased, 4,982,254 shares were purchased from the Ford Motor Company Savings and Stock Investment Plan for Salaried Employees (“SSIP”) and the Tax Efficient Savings Plan for Hourly Employees (“TESPHE”). Shares are generally purchased from the SSIP and TESPHE when participants in those plans elect to sell units in the Ford Stock Fund upon retirement, upon termination of employment with the Company, related to an in-service distribution, or to fund a loan against an existing account balance in the Ford Stock Fund. Shares are not purchased from these plans when a participant transfers account balances out of the Ford Stock Fund and into another investment option under the plans. The remaining shares were acquired from our employees in accordance with our various compensation plans as a result of required share withholdings to pay income taxes with respect to (i) the lapse of restrictions on restricted stock, (ii) the issuance of stock as a result of the conversion of restricted stock equivalents awarded to our executives or directors, or to pay the exercise price and related income taxes with respect to the exercise of a stock option.

ITEM 6. Selected Financial Data

      The following table sets forth selected financial data concerning Ford for each of the last five years (dollar amounts in millions, except per share amounts). Prior-year amounts have been reclassified to conform to current year presentation.

	2004	2003	2002	2001	2000
SUMMARY OF OPERATIONS
Total Company
Sales and revenues	$171,652	$164,338	$162,258	$160,654	$169,298

Income/(loss) before income taxes	$4,853	$1,339	$1,064	$(7,325)	$8,387
Provision/(credit) for income taxes	937	123	342	(2,064)	2,750
Minority interests in net income of subsidiaries	282	314	367	24	127

Income/(loss) from continuing operations	3,634	902	355	(5,285)	5,510
Income/(loss) from discontinued operations	(147)	(143)	(333)	(168)	(2,043)
Cumulative effects of change in accounting principle	—	(264)	(1,002)	—	—

Net income/(loss)	$3,487	$495	$(980)	$(5,453)	$3,467

Automotive sector
Sales	$147,134	$138,260	$134,120	$130,601	$140,621
Operating income/(loss)	(177)	(1,556)	(604)	(7,471)	5,276
Income/(loss) before income taxes	(155)	(1,908)	(1,054)	(8,762)	5,421
Financial Services sector
Revenues	$24,518	$26,078	$28,138	$30,053	$28,677
Income/(loss) before income taxes	5,008	3,247	2,118	1,437	2,966

Total Company Data Per Share of Common and Class B Stock (a)
Basic:
Income/(loss) from continuing operations	$1.99	$0.49	$0.19	$(2.93)	$3.73
Income/(loss) from discontinued operations	(0.08)	(0.08)	(0.19)	(0.09)	(1.39)
Cumulative effects of change in accounting principle	—	(0.14)	(0.55)	—	—

Net income/(loss)	$1.91	$0.27	$(0.55)	$(3.02)	$2.34

Diluted:
Income/(loss) from continuing operations	$1.80	$0.49	$0.19	$(2.93)	$3.66
Income/(loss) from discontinued/held-for-sale operations	(0.07)	(0.08)	(0.18)	(0.09)	(1.36)
Cumulative effects of change in accounting principle	—	(0.14)	(0.55)	—	—

Net income/(loss)	$1.73	$0.27	$(0.54)	$(3.02)	$2.30

Cash dividends (b)	$0.40	$0.40	$0.40	$1.05	$1.80
Common stock price range (NYSE Composite)
High	$17.34	$17.33	$18.23	$31.42	$31.46
Low	12.61	6.58	6.90	14.70	21.69
Average number of shares of Common and Class B stock outstanding (in millions)	1,830	1,832	1,819	1,820	1,483

SECTOR BALANCE SHEET DATA AT YEAR-END
Assets
Automotive sector	$116,422	$115,444	$102,770	$88,319	$94,312
Financial Services sector	188,919	195,279	187,432	188,224	189,078

Total assets	$305,341	$310,723	$290,202	$276,543	$283,390

Long-term Debt
Automotive sector	$17,458	$18,987	$13,607	$13,467	$11,769
Financial Services sector	89,082	100,764	106,505	106,741	86,877

Total long-term debt	$106,540	$119,751	$120,112	$120,208	$98,646

Stockholders’ Equity	$16,045	$11,651	$5,590	$7,786	$18,610

(a)	Share data have been adjusted to reflect stock dividends and stock splits. Common stock price range (NYSE Composite) has been adjusted to reflect the Visteon spin-off, a recapitalization known as our Value Enhancement Plan, and The Associates spin-off.

(b)	Adjusted for the Value Enhancement Plan effected in August 2000, cash dividends were $1.16 per share in 2000.

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

      Most of the vehicles sold by us to our dealers and distributors are financed at wholesale by Ford Credit. Upon Ford Credit originating the wholesale receivable related to a dealer’s purchase of a vehicle, Ford Credit pays cash to the relevant legal entity in our Automotive sector in payment of the dealer’s obligation for the purchase price of the vehicle. The dealer then pays off the wholesale finance receivable when it sells the vehicle to a retail customer. (See Note 1 of the Notes to the Financial Statements.)

      Our Financial Services sector’s revenue is generated primarily from interest on finance receivables, net of certain deferred loan origination costs that are included as a reduction of financing revenue, and such revenue is recognized over the term of the receivable using the interest method. Also, revenue from operating leases, net of certain deferred origination costs, is recognized on a straight-line basis over the term of the lease. Income is generated to the extent revenues exceed expenses, most of which are interest and operating expenses.

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

Key Economic Factors and Trends Affecting Automotive Industry

      Excess Capacity. According to CSM Worldwide, an automotive research firm, in 2004 the estimated automotive industry global production capacity for light vehicles (about 74 million units) significantly exceeded global production of cars and trucks (about 60 million units). In North America and Europe, the two regions where the majority of revenue and profits are earned in the industry, excess capacity was an estimated 17% and 13%, respectively. CSM Worldwide projects that excess capacity conditions could continue for several more years.

      Pricing Pressure. Excess capacity, coupled with a proliferation of new products being introduced in key segments by the industry, will keep pressure on manufacturers’ ability to increase prices on their products. In addition, the incremental new capacity in the United States by foreign manufacturers (so-called “transplants”) in recent years has contributed, and is likely to continue to contribute, to the severe pricing pressure in that market. In the United States, the reduction of real

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

prices for similarly contented vehicles has become more pronounced since the late 1990s, and we expect that a challenging pricing environment will continue for some time to come. In Europe, the automotive industry also has experienced intense pricing pressure for several years for the same reasons discussed above, which has been exacerbated in recent years as a result of the Block Exemption Regulation discussed above in Item 1. “Business — Automotive Sector — Europe”.

      Consumer Spending Trends. We expect, however, that a decline in, or the inability to increase, vehicle prices could be offset by the spending habits of consumers and their propensity to purchase over time higher-end, more expensive vehicles and/or vehicles with more features. Over the next decade, in the United States and in other mature markets, we expect that growth in spending on vehicle mix and content will grow at least as fast as real GDP per capita. The benefits of this to revenue growth in the automotive industry are significant. In the United States, for example, consumers in the highest income bracket are buying more often and are more frequently buying upscale.

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

      Health Care Expenses. As a provider of health care coverage to our employees, retirees and their dependents, primarily in the United States, we have experienced significant health care inflation in the last few years. In 2004, our health care expenses for U.S. employees, retirees and their dependents were $3.1 billion, with about $2 billion attributable to retirees and the balance attributable to active employees. Prescription drug cost continues as the fastest growing segment of our health care expenses and accounted for about one-third of our total U.S. health care expenses in 2004.

      Although we have taken measures to have employees and retirees bear a higher portion of the costs of their health care benefits, we expect our health care costs to increase. For 2005, our trend assumptions for U.S. health care costs include an initial trend rate of 9%, gradually declining to a steady state trend rate of 5% reached in 2011. These assumptions include the effect of actions we are taking and expect to take to offset health care inflation, including eligibility management, employee education and wellness, competitive sourcing and appropriate employee cost sharing.

      Commodity Price Increases. Commodity price increases, particularly for steel and resins (which are used extensively in the automotive industry), have occurred recently and are continuing during a period of strong global demand for these materials. Manufacturers in China and other global steelmakers have responded through increases in capacity and production of steel. We expect this, coupled with an easing in global demand pressures, to result in pricing trends beginning to moderate in the intermediate term.

      Currency Exchange Rate Volatility. The U.S. dollar depreciated against most major currencies in 2004. This created downward margin pressure on auto manufacturers that have U.S. dollar revenue with foreign currency cost. Because we produce vehicles in Europe (e.g., Jaguar, Land Rover and Volvo models) for sale in the United States and produce components in Europe (e.g., engines) for use in some of our North American vehicles, Ford experienced margin pressure, although this was partially offset by gains on foreign exchange derivatives. Ford, like most other automotive manufacturers with sales in the United States, is not always able to price for depreciation of the U.S. dollar due to the extremely competitive pricing environment in the United States.

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

      We believe our revenue management strategy has contributed significantly to increases in our average net revenue per vehicle sold for our Ford North America business unit of $745 and $729 for 2004 and 2003, respectively. Since 2001, our average net revenue per vehicle sold in North America has improved by over $1,700 on a cumulative basis. This improvement reflected positive net pricing, as well as a more favorable product mix.

      Market Share. An ongoing challenge in the current automotive industry is balancing market share with profitability. Due to the excess industry capacity, most manufacturers engage in some amount of price discounting to increase, maintain or limit decreases in their respective market shares. In the last few years, we have implemented a strategy of de-emphasizing less profitable sales to daily rental car companies, which typically are associated with a large amount of discounting, and placing greater emphasis on our share of the retail market (i.e., market share among end-use customers). This strategy benefits us by reducing the overall amount of marketing incentives we incur and improving the auction and resale values of our products. This latter benefit, in turn, has the added benefit of reducing depreciation expense for vehicles in Ford Credit’s vehicle lease portfolio. The strategy to de-emphasize sales to daily rental car companies, while contributing to improved profits, also has contributed to a loss of share in the United States.

      Product Differentiation and Innovation. The fundamental requirement for success in the automotive business is having products with great appeal, whether in terms of styling, quality, innovative features, breakthrough technology or a combination of those characteristics. Our strategy for product creation includes a strong focus on new technology. This is not, however, limited to developing and introducing breakthrough vehicle technologies, but also can be applied to the total vehicle package. For example, our new Ford F-150 pick-up truck, first introduced as a 2004 model, utilizes more than 130 patented inventions related to performance, utility and styling. This model helped establish a sales record for F-Series pick-up trucks in 2004 with nearly one million units sold. Other differentiating technologies that we have introduced or are working to introduce for general availability are:

•	Hybrid powertrains, which use a combination of electric power, generated from onboard batteries that are recharged while driving the vehicle, and a gasoline internal combustion engine. The Ford Escape Hybrid, introduced as a 2004 model, is an example of this technology, and we plan to offer four additional vehicle models with this technology.

•	Other alternative fuel vehicles, such as hydrogen-powered internal combustion engines, bio or clean diesel powered vehicles and fuel cells. We believe we are the only automobile manufacturer doing significant development work on all these alternative fuel technologies, as well as hybrid powertrain technologies.

•	Roll Stability ControlTM system, which is a computer-controlled system that detects vehicle roll and automatically controls the vehicle to prevent it from rolling over. This is currently standard equipment or is available as an option on most of our SUVs.

•	All-aluminum bodies, which reduce the weight of the vehicle, compared with steel bodies, thereby increasing vehicle fuel economy and performance. The current version of the Jaguar XJ, first introduced as a 2004 model, is an example of a vehicle with this technology.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Cost Reductions. Given the difficult competitive environment of the automotive industry, we continue to focus on reducing our cost structure. During 2004 and 2003, we reduced our costs by $900 million and $3 billion, respectively (at constant volume, mix and exchange and excluding special items and discontinued operations). For 2005, we expect costs for pensions and health care, commodities, and depreciation and amortization will increase, compared with 2004. We expect quality-related costs (i.e., those related to warranty claims and additional service actions) in 2005 to be about the same as they were in 2004. In 2005, we expect to achieve reduced manufacturing, engineering and overhead costs, as well as significant savings in product costs (which comprise material and component costs for our vehicles), compared with 2004. Overall, we expect our costs in 2005 will be about the same as they were in 2004 (at constant volume, mix and exchange and excluding special items and discontinued operations).

      Shared Technologies. One of the strategies we are employing to realize efficiencies in manufacturing, engineering and product costs for new vehicles is to share vehicle architectures, technologies and components among various models and re-use them from one generation of a vehicle model to the next. This is illustrated in our recently launched Ford Five Hundred and Mercury Montego car models, which are 85% (by value) common, and the Ford Freestyle cross-over model, which shares 65% (by value) of the components used in those aforementioned models. In addition, the architecture for all three of these vehicles is derived from an existing architecture.

Business Improvement Actions

      Ford Europe Improvement Plan. In October 2003, we announced that we were taking actions to improve efficiency resulting from our flexible manufacturing capability by concentrating production of the next generation of our Ford Focus model in two assembly plants rather than three. This plan included canceling investment for the Focus model at our Genk, Belgium plant. In addition, it included revising production for our Ford Mondeo model at Genk to a 2-shift rather than 3-shift pattern beginning in January 2004. These Genk actions, together with a series of manufacturing, engineering and staff efficiency actions at various other locations in Europe, all of which comprised the Ford Europe Improvement Plan, were expected to reduce personnel levels by 6,700 and result in pre-tax charges of $675 million, including $513 million in 2003. During 2004, we completed the planned Ford Europe improvement actions; the associated pre-tax charges totaled $605 million. Including the results of these actions, Ford Europe has reduced total personnel levels by more than 7,000 since mid-2003.

      PAG Improvement Plan. In September 2004, we announced that we were taking actions to improve the structure of our Premier Automotive Group (“PAG”) business unit. These actions included closing the final assembly operations at our Browns Lane plant in Coventry, England, where Jaguar XJ and XK models are produced, and reducing salaried staffing levels at our Jaguar and Land Rover operations. We estimated at that time that we would incur pre-tax charges and cash expenditures of about $175 million for employee separation costs. Our 2004 results include $94 million of these costs and we expect to incur $75 million in 2005 associated with the shutdown of the final assembly operations at Browns Lane. These actions reduced our personnel levels by 1,100 in 2004, with further personnel reductions in 2005 expected to be about 400.

      In addition, we decided to exit Formula One racing and to sell our Formula One racing operations, which incurred pre-tax operating losses of $45 million in the first nine months of 2004. We sold the operations in the fourth quarter of 2004. For a further discussion of the disposition of our Formula One racing operations, see Note 4 of the Notes to the Financial Statements.

      Revitalization Plan. One of the elements of our Revitalization Plan, which we announced and began implementing in January 2002, included a reduction of maximum-installed assembly capacity for North American vehicles of over 900,000 units (down from 5.7 million units in 2001 to an ongoing level of approximately 4.8 million units). Through 2004, including the closure of our Ontario Truck

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Plant and Edison Plant, maximum-installed capacity will have been reduced by over 700,000 units. Plans through 2007 (including closure of our Lorain, Ohio assembly plant) will achieve further net reductions of approximately 200,000 units, resulting in a total net reduction of about 920,000 units.

     The Revitalization Plan also included a global reduction of more than 35,000 personnel by 2006, including selected actions prior to 2002. Progress towards this target is measured by excluding employees of entities recently consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”), discussed in Note 16 of the Notes to the Financial Statements), as well as personnel associated with divested and newly-acquired operations (the latter of which would represent a net reduction of 11,000 personnel through year-end 2004 if included in the measurement). On this basis, we have realized a reduction of about 36,000 hourly and salaried employees and salaried equivalents (i.e., salaried positions filled with agency personnel or the functions of which are provided by purchased services) through year-end 2004.

RESULTS OF OPERATIONS

      Certain prior-year amounts have been reclassified to conform to current period presentation.

FULL-YEAR 2004 RESULTS OF OPERATIONS

      Our worldwide net income was $3.5 billion or $1.73 per share of Common and Class B stock in 2004, up $3.0 billion from a profit of $495 million or $0.27 per share in 2003.

      Results by business sector for 2004, 2003, and 2002 are shown below (in millions):

	2004	2003	2002

Income/(loss) before income taxes
Automotive sector	$(155)	$(1,908)	$(1,054)
Financial Services sector	5,008	3,247	2,118

Total Company	4,853	1,339	1,064
Provision for/(benefit from) income taxes	937	123	342
Minority interests in net income/(loss) of subsidiaries (a)	282	314	367

Income/(loss) from continuing operations	3,634	902	355
Income/(loss) from discontinued operations	(147)	(143)	(333)
Cumulative effect of change in accounting principle (b)	—	(264)	(1,002)

Net income/(loss)	$3,487	$495	$(980)

(a)	Primarily related to Ford Europe’s consolidated less-than-100%-owned affiliates.

(b)	Related to adoption of FIN 46 in 2003 and the adoption of Statement of Financial Accounting Standards No. 142 in 2002 (see Notes 16 and 9, respectively, of the Notes to the Financial Statements).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Included in Income/(loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”). The following table details the 2004 special items by business unit (in millions):

Automotive sector
Ford North America:
Allowance for Visteon receivable	$(600)
Fuel-cell technology charges	(182)
Ford Europe: improvement plans	(49)
PAG: improvement plans	(110)
Ford Asia Pacific and Africa: disposition of non-core businesses	(81)
Other Automotive: disposition of non-core businesses	17

Total Automotive sector	(1,005)
Financial Services sector
Property clean-up settlement	45

Total Company	$(960)

      See “Automotive Sector Results of Operations — 2004 Compared with 2003” below for discussion of special items.

AUTOMOTIVE SECTOR RESULTS OF OPERATIONS

2004 Compared with 2003

      Details by Automotive business unit of Income/(loss) before income taxes are shown below (in millions):

	Income/(Loss) Before
	Income Taxes

			2004
			Over/
			(Under)
	2004	2003	2003

Americas
— Ford North America	$684	$196	$488
— Ford South America	140	(129)	269

Total Americas	824	67	757

Ford Europe and PAG
— Ford Europe	65	(1,620)	1,685
— PAG	(850)	171	(1,021)

Total Ford Europe and PAG	(785)	(1,449)	664

Ford Asia Pacific and Africa/ Mazda
— Ford Asia Pacific and Africa	(36)	(23)	(13)
— Mazda and Associated Operations	118	69	49

Total Ford Asia Pacific and Africa/ Mazda	82	46	36

Other Automotive	(276)	(572)	296

Total Automotive	$(155)	$(1,908)	$1,753

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Details of Automotive sector sales and vehicle unit sales by Automotive business unit for 2004 and 2003 are shown below:

	Sales				Vehicle Unit Sales*
	(in billions)				(in thousands)

			2004				2004
			Over/(Under)				Over/(Under)
	2004	2003	2003		2004	2003	2003

Americas
— Ford North America	$83.0	$83.6	$(0.6)	(1)%	3,623	3,810	(187)	(5)%
— Ford South America	3.0	1.9	1.1	58	292	210	82	39

Total Americas	86.0	85.5	0.5	1	3,915	4,020	(105)	(3)

Ford Europe and PAG
— Ford Europe	26.5	22.2	4.3	19	1,705	1,609	96	6
— PAG	27.6	24.8	2.8	11	771	754	17	2

Total Ford Europe and PAG	54.1	47.0	7.1	15	2,476	2,363	113	5

Ford Asia Pacific and Africa	7.0	5.8	1.2	21	407	353	54	15

Total Automotive	$147.1	$138.3	$8.8	6	6,798	6,736	62	1

*	Included in vehicle unit sales of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by our unconsolidated affiliates totaling 66,190 and 33,906 units in 2004 and 2003, respectively. “Sales” above does not include revenue from these units.

     Details of Automotive sector market share for selected markets for 2004 and 2003 are shown below:

			2004
			Over/(Under)
	2004	2003	2003		Market

Americas
— Ford North America	18.0%	19.2%	(1.2	) pts.	U.S. (a)
— Ford South America	11.8	11.5	0.3		Brazil (a)

Ford Europe and PAG (b)
— Ford Europe	8.7	8.6	0.1		Europe (a)
— PAG	1.3/2.3	1.3/2.1	0/0.2		U.S./Europe

Ford Asia Pacific and Africa	14.2	13.9	0.3		Australia (a)

(a)	Excludes market share of our PAG brand vehicles (i.e., Volvo, Jaguar, Land Rover and Aston Martin).

(b)	European market share for Ford Europe and PAG are based, in part, on estimated 2004 vehicle registrations for our 19 major markets.

Overall Automotive Sector

      The improvement in Income/(loss) before income taxes primarily reflected the change in charges related to Visteon Corporation (“Visteon”), Ford’s largest supplier (see “Ford North America” discussion below), higher net pricing, favorable cost performance and the favorable effect of tax-related interest on refunds and settlements of prior-year federal and state audits, offset partially by lower vehicle unit sales and unfavorable changes in currency exchange rates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The table below details our achievement of our 2004 cost performance milestone (in billions):

	2004 Costs*
	Better/(Worse)
	than 2003		Explanation of Cost Performance

Quality-related	$(0.1)	—	Non-recurrence of 2003 reserve adjustments, offset partially by 2004 improvements.
Manufacturing and engineering	1.2	—	Primarily reductions in hourly and salaried personnel as a result of the Ford Europe Improvement Plan, North American plant closings, and engineering efficiency actions, offset partially by higher costs to launch new vehicles in 2004.
Overhead	0.3	—	Primarily administrative cost savings (largely personnel related), reduced parts distribution costs, and lower litigation expenses, offset partially by higher fixed marketing costs.
Pension and healthcare	0.1	—	Primarily the effect of new Medicare drug legislation and higher VEBA contributions, partially offset by the effect of a lower discount rate.
Net product costs	0.0	—	New product and commodities-related cost increases, offset by design cost reductions on existing products and pricing efficiencies at our suppliers.
Depreciation and amortization	(0.6)	—	Related to investments for new vehicles.

Total	$0.9

*	At constant volume, mix and exchange and excluding special items and discontinued operations.

The Americas Segment

      Ford North America. The improvement in earnings primarily reflected the non-recurrence of $1.6 billion of charges in 2003 related to Visteon, offset by a charge of $600 million to establish an allowance against a receivable from Visteon in 2004. The receivable relates to costs for postretirement health care and life insurance benefits provided to Ford hourly employees assigned to Visteon and other select Visteon employees who are former employees of Ford. The charges in 2003 related to agreements with Visteon, which primarily addressed postretirement health care costs for service prior to 2000 for Ford hourly employees assigned to Visteon, as well as pricing, sourcing and other arrangements.

      In addition, the improvement in earnings reflected positive net pricing and favorable cost performance, offset partially by lower vehicle unit sales, unfavorable changes in currency exchange rates (primarily weakening of the U.S. dollar compared with the Euro and the Canadian dollar) and other special items (discussed below). Lower vehicle unit sales reflected a decline in market share.

      Other special items in 2004 included a charge of $182 million related to our investment in Ballard Power Systems Inc. (“Ballard”), a provider of fuel-cell technology. The charge included a write-down to fair market value of our investment in Ballard for the portion that is held for sale and recognition of an other-than-temporary loss in value on the long-term portion of our investment.

      Ford South America. The improvement in earnings primarily reflected positive net pricing and higher vehicle unit sales, offset partially by higher commodity costs.

Ford Europe and PAG Segment

      Ford Europe. The improvement in earnings primarily reflected favorable cost performance, lower charges related to the Ford Europe Improvement Plan (primarily employee separation charges) (less than $100 million in 2004 compared with $513 million in 2003) and higher profits at our Ford Otosan joint venture in Turkey. Favorable cost performance reflected successful execution of the Ford Europe Improvement Plan and material cost savings.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      PAG. The increased loss primarily reflected unfavorable changes in currency exchange rates, as well as vehicle production reductions and employee separation charges at Jaguar related to the implementation of the PAG Improvement Plan and higher costs for launching new vehicles, offset partially by positive net pricing.

Ford Asia Pacific and Africa/ Mazda Segment

      Ford Asia Pacific and Africa. The improvement in earnings primarily reflected favorable changes in currency exchange rates and higher vehicle unit sales, offset partially by a charge related to the disposition of certain dealerships.

      Mazda and Associated Operations. The change primarily reflected improvements in our Mazda-related investments.

Other Automotive

      The improvement in results primarily reflected higher tax-related interest on refund claims (about $600 million in 2004 compared to about $300 million in 2003) and the favorable effect on interest expense of the settlements in 2004 of prior-year federal and state tax audits and 2004 debt repurchases. This was offset partially by the reclassification of interest expense on our 6.50% Junior Subordinated Debentures due 2032 held by a subsidiary trust, Ford Motor Company Capital Trust II (prior to July 1, 2003, this interest expense was included in Minority interests in net income/(loss) of subsidiaries). For 2005, we expect pre-tax losses for Other Automotive to be in the range of $500 million to $900 million.

2003 Compared with 2002

      Details by Automotive business unit of Income/(loss) before income taxes are shown below (in millions):

	Income/(Loss) Before
	Income Taxes

			2003
			Over/(Under)
	2003	2002	2002

Americas
— Ford North America	$196	$2,534	$(2,338)
— Ford South America	(129)	(620)	491

Total Americas	67	1,914	(1,847)

Ford Europe and PAG
— Ford Europe	(1,620)	(711)	(909)
— PAG	171	(858)	1,029

Total Ford Europe and PAG	(1,449)	(1,569)	120

Ford Asia Pacific and Africa/ Mazda
— Ford Asia Pacific and Africa	(23)	(173)	150
— Mazda and Associated Operations	69	(15)	84

Total Ford Asia Pacific and Africa/ Mazda	46	(188)	234

Other Automotive	(572)	(1,211)	639

Total Automotive	$(1,908)	$(1,054)	$(854)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Details of Automotive sector sales and vehicle unit sales for 2003 and 2002 are shown below:

	Sales				Vehicle Unit Sales*
	(in billions)				(in thousands)

			2003				2003
			Over/(Under)				Over/(Under)
	2003	2002	2002		2003	2002	2002

Americas
— Ford North America	$83.6	$87.1	$(3.5)	(4)%	3,810	4,146	(336)	(8)%
— Ford South America	1.9	1.5	0.4	27	210	195	15	8

Total Americas	85.5	88.6	(3.1)	(3)	4,020	4,341	(321)	(7)

Ford Europe and PAG
— Ford Europe	22.2	18.9	3.3	17	1,609	1,561	48	3
— PAG	24.8	21.1	3.7	18	754	771	(17)	(2)

Total Ford Europe and PAG	47.0	40.0	7.0	18	2,363	2,332	31	1

Ford Asia Pacific and Africa	5.8	4.4	1.4	32	353	300	53	18

Other Automotive	—	1.1	(1.1)	—

Total Automotive	$138.3	$134.1	$4.2	3	6,736	6,973	(237)	(3)

*	Included in vehicle unit sales of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by our unconsolidated affiliates totaling 33,906 and 17,404 units in 2003 and 2002, respectively. “Sales” above does not include revenue from these units.

     Details of Automotive sector market share for selected markets for 2003 and 2002 are shown below:

			2003
			Over/(Under)
	2003	2002	2002		Market

Americas
— Ford North America	19.2%	19.9%	(0.7	) pts.	U.S.*
— Ford South America	11.5	9.9	1.6		Brazil*

Ford Europe and PAG
— Ford Europe	8.6	8.6	0		Europe*
— PAG	1.3/2.1	1.2/2.2	0.1/(0.1)		U.S./Europe

Ford Asia Pacific and Africa	13.9	13.2	0.7		Australia*

*	Excludes market share of our PAG brand vehicles (i.e., Volvo, Jaguar, Land Rover and Aston Martin).

The Americas Segment

      Ford North America. The reduction in earnings primarily reflected the charges related to agreements with Visteon discussed above (see “2004 compared with 2003 — The Americas Segment: Ford North America”), lower vehicle unit sales, unfavorable net pricing and unfavorable changes in currency exchange rates, offset partially by cost reductions and favorable product mix.

      Ford South America. The improvement in earnings primarily reflected the non-recurrence of the adverse effects of currency devaluation in Brazil and Argentina, increased market share and continuing improvement in the business structure.

Ford Europe and PAG Segment

      Ford Europe. The increased loss primarily reflected the charges related to the Ford Europe Improvement Plan discussed above (see “2004 compared with 2003 — Ford Europe and PAG Segment: Ford Europe”), unfavorable net pricing, a less favorable product mix, unfavorable changes

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

in currency exchange rates and a larger reduction in dealer stocks, offset partially by cost reductions and improved results at Ford Otosan, our joint venture in Turkey.

      PAG. The improvement in earnings primarily reflected cost reductions and improved product mix, offset partially by unfavorable changes in currency exchange rates and the non-recurrence of employee separation charges incurred in 2002.

Ford Asia Pacific and Africa/ Mazda Segment

      Ford Asia Pacific and Africa. The improvement in earnings primarily reflected favorable changes in currency exchange rates, higher vehicle unit sales and positive net pricing.

      Mazda. The improvement in earnings primarily reflected our share of Mazda’s improved operating results.

Other Automotive

      The improvement in loss primarily reflected the non-recurrence of a charge in 2002 related to the sale of non-core businesses, primarily Kwik-Fit Holdings Ltd.

FINANCIAL SERVICES SECTOR RESULTS OF OPERATIONS

2004 Compared with 2003

      Details of the full year Financial Services sector Income/(loss) before income taxes for 2004 and 2003 are shown below (in millions):

	Income/(Loss)
	Before Income Taxes

			2004
			Over/(Under)
	2004	2003	2003

Ford Credit	$4,431	$2,956	$1,475
Hertz*	493	228	265
Other Financial Services	84	63	21

Total Financial Services sector	$5,008	$3,247	$1,761

*	Includes amortization expense related to intangibles recognized upon consolidation of Hertz.

Ford Credit

      The increase in income before income taxes of $1,475 million primarily reflected improved credit loss performance and improved leasing results. The improved credit loss performance primarily resulted from fewer repossessions and a lower average loss per repossession. The improvement in leasing results primarily reflected higher used vehicle prices and a reduction in the percentage of vehicles returned to Ford Credit at lease termination.

      Ford Credit reviews its business performance from several perspectives, including:

•	On-balance sheet basis — includes the receivables Ford Credit owns and receivables sold for legal purposes that remain on Ford Credit’s balance sheet;

•	Securitized off-balance sheet basis — includes receivables sold in securitization transactions that are not reflected on Ford Credit’s balance sheet;

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Managed basis — includes on-balance sheet and securitized off-balance sheet receivables that Ford Credit continues to service; and

•	Serviced basis — includes managed receivables and receivables sold in whole-loan sale transactions where Ford Credit retains no interest in the sold receivables, but which it continues to service.

      Ford Credit analyzes its financial performance primarily on an on-balance sheet and managed basis. It retains interests in receivables sold in off-balance sheet securitizations, and with respect to subordinated retained interests, has credit risk. As a result, it evaluates credit losses, receivables and leverage on a managed basis as well as on an on-balance sheet basis. In contrast, Ford Credit does not have the same financial interest in the performance of receivables sold in whole-loan sale transactions, and as a result it generally reviews the performance of the serviced portfolio only to evaluate the effectiveness of its origination and collection activities. To evaluate the performance of these activities, Ford Credit monitors a number of measures, such as repossession statistics, losses on repossessions and the number of bankruptcy filings.

      Ford Credit’s finance receivables, net of allowance for credit losses, and net investment in operating leases for its on-balance sheet, securitized off-balance sheet, managed and serviced portfolios are shown below (in billions):

	December 31,

	2004	2003

On-Balance Sheet (including on-balance sheet securitizations)
Finance receivables
Retail installment	$81.7	$77.0
Wholesale	23.8	22.4
Other	5.3	5.9

Total finance receivables, net	110.8	105.3
Net investment in operating leases	21.9	23.2

Total on-balance sheet	$132.7	$128.5

Memo: Allowance for credit losses included above	$2.4	$2.9

Securitized Off-Balance Sheet
Finance receivables
Retail installment	$16.7	$26.6
Wholesale	18.9	20.3
Other	—	—

Total finance receivables	35.6	46.9
Net investment in operating leases	—	—

Total securitized off-balance sheet	$35.6	$46.9

Managed
Finance receivables
Retail installment	$98.4	$103.6
Wholesale	42.7	42.7
Other	5.3	5.9

Total finance receivables, net	146.4	152.2
Net investment in operating leases	21.9	23.2

Total managed*	$168.3	$175.4

Serviced	$172.3	$182.7

*	At December 31, 2004 and 2003, Ford Credit’s retained interests in sold receivables were $9.2 billion and $12.6 billion, respectively. For more information regarding these retained interests, see “Off-Balance Sheet Arrangements” below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     On-Balance Sheet Receivables. At December 31, 2004 and 2003, about $16.9 billion and $14.3 billion, respectively, of finance receivables have been sold for legal purposes to consolidated securitization special purpose entities (“SPEs”). In addition, at December 31, 2004, interests in operating leases and the related vehicles of about $2.5 billion have been transferred for legal purposes to consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay Ford Credit’s other obligations or the claims of Ford Credit’s other creditors.

      Securitized Off-Balance Sheet Receivables. Total securitized off-balance sheet receivables decreased $11.3 billion from a year ago.

      Managed Receivables. Total managed receivables decreased $7.1 billion from a year ago. The decrease primarily reflected lower retail and operating lease contract placement volumes. The lower level of managed receivables reflected Ford Credit’s continued focus on financing Ford brand vehicles.

      The following table shows actual credit losses net of recoveries, which are referred to as charge-offs, for Ford Credit’s worldwide on-balance sheet, reacquired, securitized off-balance sheet and managed receivables, for the various categories of financing during the periods indicated. Reacquired receivables reflect the amount of receivables that resulted from the accounting consolidation of FCAR Owner Trust (“FCAR”) in the second quarter of 2003. The loss-to-receivables ratios, which equal charge-offs divided by the average amount of net receivables outstanding for the period, are shown for the on-balance sheet and managed portfolios.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

			2004
			Over/(Under)
	2004	2003	2003

Charge-offs (in millions)
On-Balance Sheet
Retail installment and lease	$1,281	$1,737	$(456)
Wholesale	43	148	(105)
Other	3	6	(3)

Total on-balance sheet (excluding reacquired receivables)	1,327	1,891	(564)
Reacquired Receivables (retail)	74	92	(18)

Total on-balance sheet (including reacquired receivables)	$1,401	$1,983	$(582)

Securitized Off-Balance Sheet
Retail installment and lease	$244	$551	$(307)
Wholesale	—	—	—
Other	—	—	—

Total securitized off-balance sheet	$244	$551	$(307)

Managed
Retail installment and lease	$1,599	$2,380	$(781)
Wholesale	43	148	(105)
Other	3	6	(3)

Total managed	$1,645	$2,534	$(889)

Loss-to-Receivables Ratios
On-Balance Sheet (including reacquired receivables)*
Retail installment and lease	1.36%	1.86%	(0.50	) pts
Wholesale	0.20	0.79	(0.59)
Total including other	1.10%	1.60%	(0.50	) pts

Memo: On-Balance Sheet (excluding reacquired receivables)	1.04%	1.52%	(0.48	) pts

Managed
Retail installment and lease	1.32%	1.77%	(0.45	) pts
Wholesale	0.10	0.37	(0.27)
Total including other	0.97%	1.40%	(0.43	) pts

*	Ford Credit believes that the use of the on-balance sheet loss-to-receivables ratio that includes the charge-offs related to reacquired receivables is useful to investors because it provides a more complete presentation of Ford Credit’s on-balance sheet charge-off performance.

     In 2004, charge-offs for Ford Credit’s on-balance sheet and its securitized off-balance sheet receivables declined from a year ago primarily reflecting fewer repossessions and a lower average loss per repossession in its U.S. retail installment and operating lease portfolio. These improvements resulted from Ford Credit’s emphasis on purchasing higher quality retail installment and lease contracts and enhancements to its collection practices. The on-balance sheet loss-to-receivables ratio decreased primarily reflecting improvements in charge-offs as described above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Shown below is an analysis of Ford Credit’s allowance for credit losses related to finance receivables and operating leases for the years ended December 31 (dollar amounts in billions):

	2004	2003

Allowance for Credit Losses
Balance, beginning of year	$2.9	$3.0
Provision for credit losses	0.9	1.9
Deductions
Charge-offs	1.8	2.4
Recoveries	(0.5)	(0.5)

Net charge-offs	1.3	1.9
Other changes, principally amounts related to finance receivables sold and translation adjustments	0.1	0.1

Net deductions	1.4	2.0

Balance, end of year	$2.4	$2.9

Allowance for credit losses as a percentage of end-of-period net receivables*	1.83%	2.26%

*	Includes net investment in operating leases.

     The decrease in the allowance for credit losses of approximately $500 million primarily reflected significantly improved charge-off performance in the United States, specifically fewer repossessions and a lower average loss per repossession in the Ford, Lincoln and Mercury brand U.S. retail installment sale and operating lease portfolio. Ford Credit’s emphasis on purchasing higher quality receivables, enhancements to its collection practices and higher used vehicle prices resulted in a reduction in net charge-offs and the associated provision for credit losses.

      The following table summarizes the activity related to off-balance sheet sales of receivables reported as revenues for the periods indicated (in millions except for ratios):

			2004
			Over/(Under)
	2004	2003	2003

Net gain on sales of receivables	$155	$373	$(218)
Income on interest in sold wholesale receivables and retained securities	588	679	(91)
Servicing fees	372	618	(246)
Income from residual interest and other	815	941	(126)

Investment and other income related to sales of receivables	1,930	2,611	(681)
Less: Whole-loan income	(91)	(234)	143

Income related to off-balance sheet securitizations	$1,839	$2,377	$(538)

Memo:
Finance receivables sold	$6,933	$19,296	$(12,363)
Servicing portfolio as of period-end	39,573	54,170	(14,597)
Pre-tax gain per dollar of retail receivables sold	2.2%	1.9%	(0.3	) pts

      The decrease in investment and other income related to sales of receivables reflected lower levels of outstanding sold receivables compared with 2003.

      Sales of finance receivables through off-balance sheet securitizations have the impact on earnings of recalendarizing and reclassifying net financing margin (i.e., financing revenue less interest expense) and credit losses related to the sold receivables, compared with how they would have been reported if Ford Credit continued to report the sold receivables on-balance sheet and funded them through asset-backed financings. Recalendarization effects occur initially when the gain or loss on sales of receivables is recognized in the period the receivables are sold. Over the life of the securitization

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

transaction, Ford Credit recognizes income from residual interest in securitization transactions, interest income from retained securities, servicing fees and other receivable sale income.

      In addition, credit losses related to the off-balance sheet securitized receivables are included in the initial and ongoing valuation of Ford Credit’s residual interest in the securitization transaction (see “Off-balance Sheet Arrangements — Sales of Receivables by Ford Credit” for definition) and neither impact the Provision for credit and insurance losses on the income statement nor influence the assessment of the adequacy of the Allowance for credit losses related to Ford Credit’s on-balance sheet receivables.

      Therefore, over the life of each off-balance sheet securitization transaction, the gain or loss on sale of receivables, income from residual interest in securitization transactions, interest income from retained securities, servicing fees and other receivable sale income is equal to the net financing margin and credit losses that would have been reported had Ford Credit reported the receivables on its balance sheet and funded them through asset-backed financings.

      The net impact of off-balance sheet securitizations on Ford Credit’s earnings in a given period will vary depending on the amount and type of receivables sold and the timing of the transactions in the current period and the preceding two-to-three year period, as well as the interest rate environment at the time the finance receivables were originated and securitized.

      The following table shows, on an analytical basis, the earnings impact of off-balance sheet securitizations as if Ford Credit had reported them as on-balance sheet and funded them through asset-backed financings for the periods indicated (in millions):

			2004
			Over/(Under)
	2004	2003	2003

Financing revenue
Retail revenue	$1,926	$3,371	$(1,445)
Wholesale revenue	1,097	1,080	17

Total financing revenue	3,023	4,451	(1,428)
Borrowing cost	(854)	(1,443)	589

Net financing margin	2,169	3,008	(839)
Credit losses	(244)	(551)	307

Income before income taxes	$1,925	$2,457	$(532)

Memo:
Income related to off-balance sheet securitizations	$1,839	$2,377	$(538)
Recalendarization impact of off-balance sheet securitizations	(86)	(80)	6

      In 2004, the impact on earnings of reporting the sold receivables as off-balance sheet securitizations was $86 million lower than had these transactions been structured as on-balance sheet securitizations. This difference resulted from recalendarization effects caused by gain-on-sale accounting requirements, as discussed above. This effect will fluctuate as the amount of receivables sold in Ford Credit’s off-balance sheet securitizations increases or decreases over time. In a steady state of securitization activity, the difference between reporting securitizations on- or off-balance sheet in a particular year approaches zero. While the difference in earnings impact between on- or off-balance sheet securitizations is minimal, this funding source has provided Ford Credit with significant borrowing cost savings compared with unsecured debt and funding flexibility in a difficult economic environment.

Hertz

      The improvement in earnings primarily reflected higher vehicle and equipment rental volumes, lower fleet costs and higher proceeds received in excess of book value on the disposal of used vehicles and equipment, offset partially by lower pricing.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

2003 Compared with 2002

      Details of the full-year Financial Services sector Income/(loss) before income taxes for 2003 and 2002 are shown below (in millions):

	Income/(Loss)
	Before Income Taxes

			2003
			Over/(Under)
	2003	2002	2002

Ford Credit	$2,956	$1,979	$977
Hertz*	228	200	28
Other Financial Services	63	(61)	124

Total Financial Services sector	$3,247	$2,118	$1,129

*	Includes amortization expense related to intangibles recognized upon consolidation of Hertz.

Ford Credit

      The increase in income before income taxes primarily reflected improved credit loss performance and the net favorable market valuation of derivative instruments and associated exposures, offset partially by the impact of lower average net receivables.

Hertz

      The improvement in earnings primarily reflected an improved car rental pricing environment and lower costs.

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

      Our strategy is to ensure we have sufficient funding available with a high degree of certainty throughout the business cycle. The key elements of this strategy include maintaining large gross cash balances, generating cash from operating-related activities, having a long-dated debt maturity profile, maintaining committed credit facilities and funding long-term liabilities over time.

      Gross Cash. Automotive gross cash includes cash and cash equivalents, marketable and loaned securities and assets contained in a short-term Voluntary Employee Beneficiary Association trust (“VEBA”) (see below). Gross cash as of December 31, 2004, 2003 and 2002 is detailed below (in billions):

	December 31,

	2004	2003	2002

Cash and cash equivalents	$10.1	$6.9	$6.2
Marketable securities	8.3	9.3	16.4
Loaned securities*	1.1	5.7	—

Total cash, marketable securities and loaned securities	19.5	21.9	22.6
Short-term VEBA assets	4.1	4.0	2.7

Gross cash	$23.6	$25.9	$25.3

*	As part of our investment strategy, we engage in securities lending to improve the returns on our cash portfolios. See Note 5 of the Notes to the Financial Statements for additional discussion on securities lending.

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

     Changes in Automotive gross cash for the last three years are summarized below (in billions):

	2004	2003	2002

Gross cash at end of period	$23.6	$25.9	$25.3
Gross cash at beginning of period	25.9	25.3	17.7

Total change in gross cash	$(2.3)	$0.6	$7.6

Operating-related cash flows
Automotive income/(loss) before income taxes	$(0.2)	$(1.9)	$(1.1)
Non-cash portion of Visteon special items	0.6	1.6	—
Capital expenditures	(6.3)	(7.4)	(6.8)
Depreciation and special tools amortization	6.4	5.5	4.9
Changes in receivables, inventory and trade payables	(0.4)	(1.0)	(1.8)
All other	0.9	3.3	5.1

Total operating-related cash flows before pension/long-term VEBA contributions and tax refunds	1.0	0.1	0.3
Funded pension plans/long-term VEBA contributions	(5.0)	(4.8)	(0.5)
Tax refunds	0.3	1.7	2.6

Total operating-related cash flows	(3.7)	(3.0)	2.4
Capital transactions with Financial Services sector (a)	4.2	3.6	0.4
Acquisitions and divestitures	0.4	0.5	0.6
Other
Dividends paid to shareholders	(0.7)	(0.7)	(0.7)
Convertible preferred securities	—	—	4.9
Changes in total Automotive sector debt	(2.4)	(0.1)	(0.1)
Cash from FIN 46 consolidations (b)	—	0.3	—
Other — primarily net issuance/(purchase) of stock	(0.1)	—	0.1

Total change in gross cash	$(2.3)	$0.6	$7.6

(a)	Primarily dividends, loans, and loan repayments.

(b)	See Note 16 of the Notes to the Financial Statements for a discussion of the adoption of FIN 46.

     Total 2004 operating-related cash flows before funded pension plan and long-term VEBA contributions and tax refunds were $1.0 billion positive. Other operating-related changes, primarily timing differences between expense or revenue recognition and the corresponding cash payments for costs such as health care, pension, marketing, and warranty, offset partially by higher year-end inventory, contributed about $900 million in 2004. The $1.1 billion decrease in capital expenditures in 2004 from 2003, primarily reflected the high level of North American spending in 2003 for new product launches consistent with our product-led revitalization plan.

      Including funded pension plan and long-term VEBA contributions and tax refunds, operating-related cash flows were an outflow of $3.7 billion. Contributions to our worldwide funded pension plans totaled $2.2 billion in 2004, compared to approximately $2.8 billion in 2003. In 2004, we also contributed $2.8 billion to a long-term VEBA used to pre-fund a portion of Ford’s other postretirement benefits liability. We made no contributions to our short-term VEBA in 2004 which we include in gross cash. The $4.1 billion of short-term VEBA assets are invested in a manner similar to our cash portfolio and are available to fund certain employee benefit obligations in the near term. The $5.2 billion of long-term VEBA assets are invested in a manner similar to our pension fund assets. The assets of the long-term VEBA are not included in gross cash, but are dedicated to pay longer-term healthcare

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

obligations. See Note 22 of the Notes to the Financial Statements for plans to contribute to funded pension plans and VEBA.

     Capital transactions with the Financial Services sector of $4.2 billion in 2004 reflected primarily dividends paid by Ford Credit. In addition, dividends of about $200 million from the Financial Services sector in 2004 are reflected in the table above as divestitures because they resulted primarily from the sale by the Financial Services sector of dealership and surplus properties.

      Shown in the table below is a reconciliation between financial statement Cash flows from operating activities before securities trading and operating-related cash flows (calculated as shown in the table above), for the last three years (in billions):

	2004	2003	2002

Cash flows from operating activities before securities trading (a)	$1.4	$1.3	$9.5
Items included in operating-related cash flow
Capital expenditures	(6.3)	(7.4)	(6.8)
Net transactions between Automotive and Financial Services sectors (b)	1.3	1.2	(0.1)
Other, primarily exclusion of cash flow from short-term VEBA contribution/(draw-down)	(0.1)	1.9	(0.2)

Operating-related cash flows	$(3.7)	$(3.0)	$2.4

(a)	As shown in our Sector Statement of Cash Flows for the Automotive sector.

(b)	Primarily payables and receivables between the sectors in the normal course of business, as shown in our Sector Statement of Cash Flows for the Automotive sector.

     Debt and Net Cash. At December 31, 2004, our Automotive sector had total senior debt of $13.3 billion compared with $15.0 billion a year ago. The decrease in debt primarily reflected the retirement of about $1.5 billion of relatively high-cost debt through open-market repurchases. Most of the retired debt had maturity dates between 2028 and 2032.

      During 2005, we intend, depending on market conditions, to continue repurchasing our outstanding debt securities from time to time and to continue making contributions to our funded pension plans and VEBA. Such debt repurchases likely would be concentrated in, but not limited to, the following four debt issues, of which up to 50% of any one issue potentially may be purchased: 6 5/8% Debentures due October 1, 2028 with an original aggregate principal amount of $1.5 billion; 6 3/8% Debentures due February 1, 2029 with an original aggregate principal amount of $1.5 billion; 7.45% Global Landmark Securities due July 16, 2031 with an original aggregate principal amount of $4.8 billion; and 8.90% Debentures due January 15, 2032 with an original aggregate principal amount of $502 million.

      Ford Motor Company Capital Trust II (“Trust II”) had outstanding $5.0 billion of trust preferred securities at December 31, 2004. The dividend and liquidation preference on these securities are paid from interest and principal payments on our junior subordinated debentures held by Trust II in a principal amount of $5.2 billion.

      On January 2, 2004, we redeemed our outstanding junior subordinated debentures held by Ford Motor Company Capital Trust I. This had the effect of reducing total Automotive subordinated debt by about $700 million.

      At December 31, 2004, our Automotive sector had net cash (defined as gross cash less total senior and subordinated debt) of $5.2 billion, compared with $5.1 billion and $5.4 billion at the end of 2003 and 2002, respectively.

      The weighted average maturity of our total long-term debt (including subordinated debt), substantially all of which is fixed-rate debt, is approximately 25 years with about $3.7 billion maturing by December 31, 2024. The weighted average maturity of total debt (long-term and short-term

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

including subordinated debt) is approximately 25 years. For additional information on debt, see Note 15 of the Notes to the Financial Statements.

     Seasonal Working Capital Funding. In July 2004, we raised $2.3 billion of short-term (i.e., less than 90 days) bank loans to finance our annual summer vacation plant shutdown. The shutdown period normally results in temporary cash outflow as cash payments to suppliers and dealers continue, but vehicles are not produced. The short-term seasonal working capital funding reduced the annual cash volatility that results from our shutdown period. Similarly, we raised $1.9 billion in January 2005 to finance our annual holiday shutdown at the end of 2004.

      Credit Facilities. At December 31, 2004, the Automotive sector had $7.2 billion of contractually committed credit agreements with various banks, of which $7.1 billion were available for use. For further discussion of our committed credit facilities, see Note 15 of the Notes to the Financial Statements.

Financial Services Sector

Ford Credit

      Debt and Cash. Ford Credit’s total debt was $144.3 billion at December 31, 2004, down $5.4 billion compared with a year ago, primarily reflecting lower funding requirements due to lower asset levels. Ford Credit’s outstanding unsecured commercial paper at December 31, 2004 totaled $8.9 billion, up $2.8 billion compared with a year ago and up approximately $700 million compared with year-end 2002, primarily reflecting increased investor demand.

      At December 31, 2004, Ford Credit had cash and cash equivalents of $12.7 billion. In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit’s short-term funding obligations and give Ford Credit flexibility in the use of its other funding programs.

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

      Ford Credit’s funding sources include debt issuances, sales of receivables in securitizations and other structured financings, and bank borrowings. Debt issuance consists of short- and long-term unsecured debt, placed directly by Ford Credit or through securities dealers or underwriters in the United States and international capital markets, and reaches both retail and institutional investors. Ford Credit issues commercial paper in the United States, Europe, Canada and other international markets. In addition to its commercial paper programs, Ford Credit also obtains short-term funding from the sale of floating rate demand notes, which may be redeemed at any time at the option of the holder thereof without restriction. At December 31, 2004, the principal amount outstanding of such notes was $7.7 billion. Ford Credit does not hold reserves to fund the payment of the demand notes or any other short-term funding obligation. Ford Credit’s policy is to have sufficient cash and cash equivalents, unused committed bank-sponsored asset-backed commercial paper issuer capacity, securitizable assets, and back-up credit facilities to provide liquidity for all of its short-term funding obligations.

      During 2004, Ford Credit continued to meet a significant portion of its funding requirements through securitizations because of the stability of the market for asset-backed securities, their lower relative costs given our credit ratings (as described below), and the diversity of funding sources that they provide. Securitized funding (both on- and off-balance sheet, net of retained interests) as a

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

percent of total managed receivables was as follows as of the end of each of the last three years: 2004 — 24%, 2003 — 25%, 2002 — 28%.

     The following table illustrates Ford Credit’s term public funding issuances for 2003 and 2004 and its planned issuances for 2005 (in billions):

	2005
	Forecast	2004	2003

Unsecured Term Debt
Institutional	$5 - 9	$7	$15
Retail	5 - 6	5	4

Total unsecured term debt	10 - 15	12	19

Term Public Securitization*	10 - 15	6	11

Total term public funding	$20 - 30	$18	$30

*	Reflects new issuance and includes funding from discontinued operations in 2004 and 2003; excludes whole-loan sales, and other structured financings.

     The cost of both debt and funding in securitizations is based on a margin or spread over a benchmark interest rate, such as interest rates paid on U.S. Treasury securities of similar maturities. Over the last two years, on an indicative basis, spreads on Ford Credit’s securitized funding have fluctuated between 35 and 63 basis points above 3-year U.S. Treasury securities, while Ford Credit’s unsecured long-term debt funding spreads have fluctuated between 124 and 638 basis points above comparable U.S. Treasury securities. In 2004, on an indicative basis, Ford Credit’s unsecured term-debt spreads fluctuated between 124 and 205 basis points above 3-year U.S. Treasury securities, with an average spread of 162 basis points and a year-end spread of 165 basis points above comparable U.S. Treasury securities.

      During 2002, Ford Credit began a program to sell retail installment sale contracts in transactions where it retains no interest and thus no exposure to the sold assets. These transactions, referred to as “whole-loan sale transactions,” provide liquidity by enabling Ford Credit to reduce its managed receivables and its need for funding to support those receivables. Total outstanding receivables sold in whole-loan sale transactions at December 31, 2004 were $4.0 billion.

      As a result of lower credit ratings over the last three years, Ford Credit focused its efforts on further diversification of funding sources and reduced its reliance on short-term funding, especially unsecured commercial paper. Ford Credit launched new asset-backed commercial paper and retail unsecured bond programs, and it expanded its securitization and other structured financing channels, including transactions by foreign affiliates and expansion of its bank-sponsored asset-backed commercial paper issuers program. As Ford Credit’s short-term credit ratings have declined, asset-backed commercial paper programs have become more cost-effective compared with unsecured commercial paper, and allow Ford Credit access to a larger investor base. As a result of Ford Credit’s funding strategy and the reduction in its managed receivables, lower credit ratings during the past three years have not had a material impact on Ford Credit’s ability to fund its operations. Any further lowering of its credit ratings may increase Ford Credit’s borrowing costs and potentially constrain its funding sources. This could cause Ford Credit to increase its use of securitization or other sources of liquidity or to reduce the amount of receivables it could purchase, thereby potentially adversely affecting its ability to support the sale of Ford vehicles.

      For additional funding and to maintain liquidity, Ford Credit and its majority-owned subsidiaries, including FCE, have contractually committed credit facilities with financial institutions that totaled approximately $7.5 billion at December 31, 2004. This includes $4.3 billion of Ford Credit facilities ($3.9 billion global and approximately $400 million non-global) and $3.2 billion of FCE facilities ($3.0 billion global and approximately $200 million non-global). Approximately $800 million of the

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

total facilities were in use at December 31, 2004. Additionally, at December 31, 2004, banks provided $18.0 billion of contractually committed liquidity facilities supporting two asset-backed commercial paper programs established by Ford Credit. Ford Credit also has entered into agreements with a number of bank-sponsored asset-backed commercial paper issuers under which such issuers are contractually committed to purchase from Ford Credit, at Ford Credit’s option, up to $14.3 billion of receivables in the aggregate at December 31, 2004. For further discussion of these facilities and agreements, see Note 15 of the Notes to the Financial Statements.

     Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing its capital structure. Ford Credit calculates leverage on a financial statement basis and on a managed basis using the following formulas:

Total Debt
Financial Statement Leverage	=
Equity
Retained
Interest in
				Securitized		Securitized
				Off-Balance		Off-Balance		Cash		SFAS No. 133
				Sheet		Sheet		and Cash		Adjustments
		Total Debt	+	Receivables	-	Receivables	-	Equivalents	-	on Total Debt
Managed Leverage	=
				Equity	+	Minority	-	SFAS No. 133
						Interest		Adjustment
on Equity

      The following table illustrates the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	December 31,

	2004	2003	2002

Total debt	$144.3	$149.7	$140.3
Total stockholder’s equity	11.5	12.5	13.6
Debt-to-equity ratio (to 1)	12.6	12.0	10.3

      The following table illustrates the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	December 31,

	2004	2003	2002

Total debt	$144.3	$149.7	$140.3
Securitized off-balance sheet receivables outstanding (a)	37.7	49.4	71.4
Retained interest in securitized off-balance sheet receivables (b)	(9.5)	(13.0)	(17.6)
Adjustments for cash and cash equivalents	(12.7)	(15.7)	(6.8)
Adjustments for SFAS No. 133	(3.2)	(4.7)	(6.2)

Total adjusted debt	$156.6	$165.7	$181.1

Total stockholder’s equity (including minority interest)	$11.5	$12.5	$13.6
Adjustments for SFAS No. 133	(0.1)	0.2	0.5

Total adjusted equity	$11.4	$12.7	$14.1

Managed debt-to-equity ratio (to 1)	13.7	13.0	12.8

(a)	Includes securitized funding from discontinued operations.

(b)	Includes retained interest in securitized receivables from discontinued operations.

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

      At December 31, 2004, Ford Credit’s managed leverage was 13.7 to 1, compared with 13.0 to 1 a year ago. Ford Credit’s dividend policy is based in part on its strategy to maintain managed leverage at the lower end of the 13-14 to 1 range. Based on profitability and managed receivable levels, Ford Credit paid dividends of $4.3 billion in 2004. In the first quarter of 2005, Ford Credit expects to decrease its managed leverage to the lower end of its target range, and remain at the low end of the range throughout the year.

Hertz

      Hertz requires funding for the acquisition of revenue earning equipment, which consists of vehicles and industrial and construction equipment. Hertz purchases this equipment in accordance with the terms of agreements negotiated with automobile and equipment manufacturers. The financing requirements of Hertz are seasonal and are mainly explained by the seasonality of the travel industry. Hertz’ fleet size, and its related financing requirements, generally peak in the summer months, and decline during the winter months.

      Hertz maintains unsecured domestic and foreign commercial paper programs and a secured domestic commercial paper program to cover short-term funding needs, and also draws from bank lines, as a normal business practice, to fund international needs. Hertz also is active in the domestic secured and unsecured medium-term and long-term debt markets and in the unsecured international medium-term debt market.

      Hertz has an asset-backed securitization (“ABS”) program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing flexibility. As of December 31, 2004, $898 million was outstanding under the ABS program consisting of $298 million of commercial paper and $600 million of medium-term notes.

      At December 31, 2004, Hertz had committed credit facilities totaling $2.8 billion. Of this amount, $1.3 billion represented global and other committed credit facilities ($708 million of which are available through June 30, 2009 and $560 million of which have various maturities of up to four years); $500 million consisted of a revolving credit line provided by Ford, which currently expires in

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

June 2006; $215 million consisted of asset-backed letters of credit, and $814 million consisted of 364-day asset-backed commercial paper facilities.

Total Company

      Stockholders’ Equity. Our stockholders’ equity was $16 billion at December 31, 2004, up $4.4 billion compared with December 31, 2003. The increase primarily reflected net income and foreign currency translation adjustments, offset partially by dividends and the change in our minimum pension liability. For additional discussion of foreign currency translation adjustments, see Note 2 of the Notes to the Financial Statements.

      Pension. We sponsor defined benefit pension plans for our employees in many countries. Pursuant to our collective bargaining agreement with the UAW, under which most of our U.S. hourly employees are covered, we are contractually committed to provide specified levels of pension benefits to retirees covered by the contract. These obligations give rise to significant expenses that are highly dependent on assumptions discussed in Note 22 of the Notes to our Financial Statements and under “Critical Accounting Estimates” below.

      Included in our Stockholders’ Equity was a $4 billion adjustment for our worldwide minimum pension liability as of December 31, 2004. This was about $500 million greater than the 2003 adjustment, due to the decline in the funded status of our worldwide pension plans (i.e., the amount by which the present value of projected benefit obligations exceeded the market value of pension plan assets) as of December 31, 2004, compared with December 31, 2003. The primary factor that contributed to the decline in the funded status was the decrease in discount rates at December 31, 2004 used to calculate the present value of benefit obligations compared with the prior year, partially offset by the actual return on plan assets for 2004 in excess of the expected asset return.

      Credit Ratings. Our short- and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the Securities and Exchange Commission:

•	Dominion Bond Rating Service Limited (“DBRS”);

•	Fitch, Inc. (“Fitch”);

•	Moody’s Investors Service, Inc. (“Moody’s”); and

•	Standard & Poor’s Rating Services, a division of McGraw-Hill Companies, Inc. (“S&P”).

      In several markets, locally recognized rating agencies also rate us. A credit rating reflects an assessment by the rating agency of the credit risk associated with particular securities we issue, based on information provided by us and other sources. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk, and therefore ratings should be evaluated independently for each rating agency. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets. The NRSROs have indicated that our lower ratings are primarily a reflection of the rating agencies’ concerns regarding our automotive cash flow and profitability, declining market share, excess industry capacity, industry pricing pressure and rising healthcare costs.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following chart summarizes Ford’s(a) credit ratings and the outlook assigned by the NRSROs since 2002:

	DBRS (b)			Fitch			Moody’s			S&P

	Long-	Short-		Long-	Short-		Long-	Short-		Long-	Short-
Date	Term	Term	Trend	Term	Term	Outlook	Term	Term	Outlook	Term	Term	Outlook

Jan. 2002	A (low)	R-1 (low)	Stable	BBB+	F2	Negative	Baa1	P-2	Negative	BBB+	A-2	Negative
Oct. 2002	A (low)	R-1 (low)	Negative	BBB+	F2	Negative	Baa1	P-2	Negative	BBB	A-2	Negative
Apr. 2003	BBB (high)	R-1 (low)	Stable	BBB+	F2	Negative	Baa1	P-2	Negative	BBB	A-2	Negative
Nov. 2003	BBB (high)	R-1 (low)	Stable	BBB+	F2	Negative	Baa1	P-2	Negative	BBB-	A-3	Stable
May 2004	BBB (high)	R-1 (low)	Stable	BBB+	F2	Stable	Baa1	P-2	Negative	BBB-	A-3	Stable

(a)	Moody’s presently rates Ford Credit’s long-term debt at “A3”, and Hertz’s long-term debt at “Baa2”. All other May 2004 ratings and outlooks shown apply equally to Ford, Ford Credit, and Hertz.

(b)	NRSRO designation granted on February 27, 2003.

     The ratings and trend assigned to Ford and Ford Credit by DBRS have been in effect since April 2003 and were confirmed by DBRS in October 2004. DBRS changed the trend of the long-term rating for Hertz to Stable from Negative and confirmed the ratings in July 2004. Fitch changed Ford’s rating outlook to Stable from Negative in May 2004, and the outlook was affirmed by Fitch in October 2004. The ratings assigned by Fitch have been in effect since January 2002 and were affirmed by Fitch in October 2004. The ratings and outlook assigned by Moody’s have been in effect since January 2002 and were affirmed by Moody’s in October 2004. The ratings and outlook assigned by S&P have been in effect since November 2003 and were affirmed by S&P in October 2004.

OUTLOOK

      We have set and communicated certain planning assumptions, operational metrics and financial milestones for 2005, shown below:

Industry Volume (incl. heavy trucks)	Planning Assumptions

U.S.	17.2 million units
Europe	17.3 million units

Operation Metrics	2005 Milestones

Quality	Improve in all regions
Market share	Improve in all regions
Automotive cost performance*	Hold costs flat
Capital spending	$7 billion or lower

*	At constant volume, mix and exchange; excluding special items and discontinued operations.

     Our projection of first quarter 2005 production is as follows:

	First Quarter 2005	Over/(Under)
Business Unit	Vehicle Unit Production	First Quarter 2004

Ford North America	910,000	(98,000)
Ford Europe	460,000	8,000
PAG	200,000	(12,000)

      Our current projection of second quarter 2005 production for Ford North America is 940,000 vehicles (290,000 cars and 650,000 trucks). In the second quarter of 2004, Ford North America produced 951,000 vehicles (252,000 cars and 699,000 trucks).

      On October 22, 2004, President Bush signed into law The American Jobs Creation Act of 2004 (the “Act”). The most significant component of the Act was the repeal of the extraterritorial income (“ETI”) exclusion and the replacement of ETI with a domestic deduction for a range of broadly

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

defined domestic production activities. The Act also provides for a one-year period to repatriate certain foreign earnings at a special tax rate. We continue to evaluate the application of the repatriation provisions. If we determine that we will repatriate earnings pursuant to these provisions, a favorable earnings impact would result. We expect to make a determination about the applicability of the repatriation provisions in the last quarter of 2005. The other provisions of the Act are not expected to have a material impact on future earnings. We expect our 2005 full-year effective tax rate to be between 25% and 28%, excluding any potential effect of the repatriation-of-foreign-earnings provisions of the Act.

     As disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, we have been in discussions with Visteon regarding changes to improve the efficiency and operating results of both companies, and these discussions are ongoing. Actions that may result from these discussions could include modifications to our existing commercial arrangements with Visteon, including modifications with respect to Visteon’s present obligation to reimburse us for the costs of the approximately 17,700 Ford employees assigned to Visteon. These modifications likely would result in a significant charge to earnings in the period in which they occur, but would not be expected to have a material adverse impact on future ongoing results of operations.

      In order that Visteon continues to supply certain components without cost surcharges to us, on March 10, 2005, we agreed to provide Visteon with the following financial assistance at least through the end of 2005:

•	relieving Visteon of a portion (about $25 million per month) of its obligation to reimburse us for the costs of our employees assigned to Visteon (e.g., wage costs);

•	reducing by about one-fourth the number of days within which we are required to make payment to Visteon for materials and components that we purchase from Visteon; and

•	acquiring up to about $150 million of new machinery and equipment for use by Visteon necessary for its production of components for us.

Any broader agreement that might result from our ongoing discussions with Visteon could substantially modify this and any other existing Visteon agreements.

      Our earnings per share guidance and outlook for pre-tax profits excluding special items by business unit, sector and total company remain unchanged from that disclosed in our Current Report on Form 8-K dated January 25, 2005.

Risk Factors

      Statements included or incorporated by reference herein may constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	greater price competition resulting from currency fluctuations, industry overcapacity or other factors;

•	a significant decline in industry sales, particularly in the U.S. or Europe, resulting from slowing economic growth, geo-political events or other factors;

•	lower-than-anticipated market acceptance of new or existing products;

•	economic distress of suppliers that may require us to provide financial support or take other measures to ensure supplies of materials;

•	work stoppages at Ford or supplier facilities or other interruptions of supplies;

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	the discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;

•	increased safety, emissions, fuel economy or other regulation resulting in higher costs and/or sales restrictions;

•	unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;

•	worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., investment returns, interest rates, health care cost trends, benefit improvements);

•	currency or commodity price fluctuations, including rising steel prices;

•	changes in interest rates;

•	a market shift from truck sales in the U.S.;

•	economic difficulties in any significant market;

•	higher prices for or reduced availability of fuel;

•	labor or other constraints on our ability to restructure our business;

•	a change in our requirements or obligations under long-term supply arrangements pursuant to which we are obligated to purchase minimum quantities or a fixed percentage of output or pay minimum amounts;

•	credit rating downgrades;

•	inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts;

•	higher-than-expected credit losses;

•	lower-than-anticipated residual values for leased vehicles;

•	increased price competition in the rental car industry and/or a general decline in business or leisure travel due to terrorist attacks, acts of war, epidemic disease or measures taken by governments in response thereto that negatively affect the travel industry; and

•	our inability to implement the Revitalization Plan.

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

      See Note 26 of the Notes to the Financial Statements for more information regarding costs and assumptions for warranties and additional service actions.

Pensions

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
• Expected contributions

      We base the discount rate assumption on investment yields available at year-end on long-term bonds rated Aa- or better. In the United States we use the Moody’s Aa long-term bond yield as the initial indicator of these yields. We also consider the yield derived from matching projected pension payments with maturities of a portfolio of available bonds rated Aa- or better. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumption reflects our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets assumption reflects various long-run inputs, including historical plan returns and peer data, as well as inputs from a range of internal and external advisors for capital market returns, inflation and other variables, adjusted for specific aspects of our strategy. The expected amount and timing of contributions is based on an assessment of minimum requirements, and additional amounts based on cash availability and other considerations (e.g., funded status, avoidance of Pension Benefit Guaranty Corporation (“PBGC”) penalty premiums and tax efficiency). Retirement and mortality rates are developed to reflect actual and projected plan experience. Plan obligations and costs are based on existing retirement plan provisions. No assumption is made regarding any potential future changes to benefit provisions beyond those to which we are presently committed (e.g., in labor contracts). The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses. Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     See Note 22 of the Notes to the Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

      Sensitivity Analysis. The December 31, 2004 funded status of our pension plans is affected by December 31, 2004 assumptions. Pension expense for 2004 is based on the plan design and assumptions as of December 31, 2003. Note that these sensitivities may be asymmetric, and are specific to 2004. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase/(decrease) in selected factors is shown below (in millions).

Increase/(Decrease) in:

December 31, 2004
Percentage
	Point	U.S. Plans	Non-U.S. Plans		2004
	Change	Funded Status	Funded Status	Equity	U.S. Expense

Discount rate	+/- 1 pt.	$4,490/$(5,240)	$3,960/$(5,000)	$3,320/$(6,970)	$(20)/$170
Actual return on assets	+/- 1	350/(350)	180/(180)	200/(610)	—
Expected return on assets	+/- 1	—	—	—	(360)/360

      The foregoing indicates that changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders’ equity and expense. As stated above, we base the discount rate assumption on investment yields available at year-end on long-term bonds rated Aa- or better. We cannot predict these bond yields or investment returns and, therefore, cannot reasonably estimate whether adjustments to our stockholders’ equity for minimum pension liability in subsequent years will be significant.

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

      Assumptions and Approach Used. The assumptions used in developing the required estimates include the following key factors:

• Discount rates	• Health care cost trends
• Salary growth	• Expected return on plan assets
• Retirement rates	• Mortality rates
• Expected contributions

      Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, efficiencies and other cost-mitigation actions (including eligibility management, employee education and wellness, competitive sourcing and appropriate employee cost sharing) and an assessment of likely long-term trends. We base the discount rate assumption on investment yields available at year-end on corporate long-term bonds rated Aa- or better. We use the Moody’s Aa long-term bond yield as the initial indicator of these yields. We also consider the yield derived from matching projected other postretirement benefit payments with maturities of a portfolio of available bonds rated Aa- or better. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets assumption reflects various long-run inputs, including historical plan returns and peer data, as well as inputs from a range of internal and external advisors for capital market returns, inflation and other variables, adjusted for specific aspects of our strategy. The expected amount and timing of contributions is based on an assessment of cash availability and other considerations (e.g., funded

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

status and tax efficiency). Retirement and mortality rates are developed to reflect actual and projected plan experience. Plan obligations and costs are based on existing retirement plan provisions. No assumption is made regarding any potential future changes to benefit provisions beyond those to which we are presently committed (e.g., in labor contracts). The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses. Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods.

     See Note 22 of the Notes to the Financial Statements for more information regarding costs and assumptions for other postretirement benefits.

      Sensitivity Analysis. The December 31, 2004 postretirement benefits obligation is affected by December 31, 2004 assumptions. Postretirement benefit expense for 2004 is based on the plan design and assumptions as of December 31, 2003. Note that these sensitivities may be asymmetric, and are specific to 2004. They are not additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase/(decrease) in selected assumptions is shown below (in millions):

Effect on U.S. and Canadian
Plans: Increase/(Decrease)

	Percentage	December 31, 2004	2004
Assumption	Point Change	Obligation	Expense

Discount rate	+/- 1.0 pt.	$(5,200)/$6,200	$(340)/$390
Health care cost trends — total expense	+/- 1.0	5,200/(4,200)	580/(460)
Health care cost trends — service and interest expense	+/- 1.0	5,200/(4,200)	330/(260)

Allowance for Credit Losses — Financial Services Sector

      The allowance for credit losses is our estimate of credit losses related to impaired finance receivables and operating leases as of the date of the financial statements. We monitor credit loss performance monthly and we assess the adequacy of our allowance for credit losses quarterly. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain.

      Nature of Estimates Required. We estimate the credit losses related to impaired finance receivables and operating leases by evaluating several factors including historical credit loss trends, the credit quality of our present portfolio, trends in historical and projected used vehicle values and general economic measures.

      Assumptions and Approach Used. We make projections of two key assumptions:

•	Frequency — the number of finance receivables and operating lease contracts that we expect to default over a period of time, measured as repossessions; and

•	Loss severity — the expected difference between the amount a customer owes us when we charge-off the finance contract and the amount we receive, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer.

We use these assumptions to assist us in setting our allowance for credit losses. See Note 13 of the Notes to the Financial Statements for more information regarding our allowance for credit losses.

      Sensitivity Analysis. We believe the present level of our allowance for credit losses adequately reflects credit losses related to impaired finance receivables and operating leases. However, changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. Over the past twenty years, repossession rates for our Ford, Lincoln and Mercury brand U.S. retail and lease portfolio have varied between 2% and 4%.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The effect of the indicated increase/ decrease in the assumptions is shown below for Ford, Lincoln, and Mercury brand vehicles in the U.S. (in millions):

Increase/(Decrease)

December 31, 2004
	Percentage	Allowance for	2004
Assumption	Point Change	Credit Losses	Expense

Repossession rates	+/- 0.1 pt.	$50/$(50)	$50/$(50)
Loss severity	+/- 1.0	15/(15)	15/(15)

      Changes in our assumptions affect Provision for credit losses on our income statement and the Allowance for credit and insurance losses on our balance sheet.

Accumulated Depreciation on Vehicles Subject to Operating Leases — Financial Services Sector

      Accumulated depreciation on vehicles subject to operating leases reduces the value of the leased vehicles in our operating lease portfolio from their original acquisition value to their expected residual value at the end of the lease term.

      We monitor residual values each month, and we review the adequacy of our accumulated depreciation on a quarterly basis. If we believe that the expected residual values for our vehicles have changed, we revise depreciation to ensure that our net investment in the operating leases (equal to our acquisition value of the vehicles minus accumulated depreciation) will be adjusted to reflect our revised estimate of the expected residual value at the end of the lease term. Such adjustments to depreciation expense would result in a change in the depreciation rates of the vehicles subject to operating leases and are recorded on a straight-line basis.

      Each lease customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us or return it to us. Over the last three years, about 60% to 70% of Ford Credit’s North America operating lease vehicles have been returned to us.

      Nature of Estimates Required. Each operating lease in our portfolio represents a vehicle we own that has been leased to a customer. At the time we purchase a lease, we establish an expected residual value for the vehicle. We estimate the expected residual value by evaluating historical auction values, historical return rates for our leased vehicles, industry-wide used vehicle prices, our marketing plans and vehicle quality data.

      Assumptions and Approach Used. Our accumulated depreciation on vehicles subject to operating leases is based on our assumptions of:

•	Auction value — the market value of the vehicles when we sell them at the end of the lease; and

•	Return rates — the percentage of vehicles that will be returned to us at lease end.

See Note 11 of the Notes to the Financial Statements for more information regarding accumulated depreciation on vehicles subject to operating leases.

      Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. At year-end 2004, if future auction values for Ford, Lincoln and Mercury brand vehicles in the U.S. with 24 to 36 month operating lease terms were to decrease by one percent from our present estimates, the impact would be to increase our depreciation on these vehicles by about $45 million. Similarly, if return rates for our existing portfolio of 24 to 36 month term Ford, Lincoln and Mercury brand vehicles in the U.S. were to increase by one percentage point from our present estimates, the impact would be to increase our depreciation on these vehicles by about $5 million. These increases

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

in depreciation would be charged to depreciation expense during the 2005 through 2007 period so that the net investment in operating leases at the end of the lease term for these vehicles is equal to the revised expected residual value. Adjustments to the amount of accumulated depreciation on operating leases will be reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation, in each case under the Financial Services sector.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

      In December 2004, the FASB issued a revision of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock — Based Compensation. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. In addition, this statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than a reduction of taxes paid. Effective January  1, 2003, we adopted the fair value recognition provision of SFAS No. 123 under a modified prospective method to all unvested employee awards as of January 1, 2003 and all new awards granted to employees after January 1, 2003 and forward. Although we are assessing its impact, we do not expect adoption of this revision to the standard to have a material impact on our consolidated financial position or results of operations.

      In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. ARB No. 43 stated that the above-mentioned items under some circumstances are so abnormal that they require treatment as current period charges. SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and handling costs, be treated as current — period charges, regardless of whether they meet the criterion of “so abnormal.” We have applied ARB No. 43 consistent with SFAS No. 151 and we do not expect any impact on our consolidated financial position or results of operations.

      In December 2004, the FASB issued SFAS No. 153, Accounting for Nonmonetary Assets — an amendment of APB Opinion No. 29. APB No. 29 required that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with the exception for exchange of similar productive assets which should be measured based on the recorded amount. The SFAS No. 153 requires the exchange of nonmonetary assets to be measured on fair value with the exception of exchanges for such assets which lack commercial substance, the fair value is not determinable or an exchange transaction that facilitates sales to customers. We have adopted SFAS No. 153 and will apply on a prospective basis.

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

Guarantees

      See Note 26 of the Notes to the Financial Statements for a discussion of our guarantees.

Sales of Receivables by Ford Credit

      Securitization. Ford Credit regularly uses securitization to fund its operations. Ford Credit securitizes its receivables because the highly liquid and efficient market for securitization of financial

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

assets provides it with a lower cost source of funding, compared with unsecured debt given its present credit ratings, diversifies its funding among different markets and investors, and provides additional liquidity. In a typical securitization transaction, Ford Credit sells a pool of finance receivables to a wholly owned, bankruptcy-remote, special purpose subsidiary that establishes an SPE, usually a trust, and transfers the receivables to the SPE in exchange for proceeds from interest-bearing securities, commonly called asset-backed securities, that are issued by the SPE and are secured by future collections on the sold receivables. Following the transfer of the sold receivables to the SPE, and if in compliance with SFAS No. 140 (discussed below), the receivables are no longer assets of Ford Credit and the sold receivables no longer appear on its balance sheet. The securities issued by the SPE are structured into senior and subordinated classes. The senior classes have priority over the subordinated classes in receiving collections from the sold receivables and may also benefit from other enhancements such as over-collateralization and cash reserve funds. These securities generally are rated by independent rating agencies and sold in public offerings or in private transactions.

     The following flow chart diagrams Ford Credit’s typical U.S. retail securitization transaction:

      Consistent with conventional practices in the securitization industry, Ford Credit uses SPEs in securitization transactions to achieve isolation of the sold receivables for the benefit of securitization investors. Some of the SPEs used in Ford Credit’s securitization transactions are classified as qualifying special purpose entities consistent with the requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, because of the nature of the assets held by these entities and the limited nature of their activities. When these accounting rules are met, the sold receivables are removed from its balance sheet. The use of SPEs in the typical securitization structure, along with the use of various forms of credit and payment enhancements to reduce the risk of loss, allows the SPE to issue senior asset-backed securities that generally receive the highest short-term credit ratings and among the highest long-term credit ratings, thereby providing Ford Credit with a cost-effective source of funding.

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

      Ford Credit retains interests in the securitized receivables. The retained interests may include senior and subordinated securities issued by the SPE, undivided interests in wholesale receivables, restricted cash held for the benefit of the SPEs (for example, a reserve fund) and residual interests in securitization transactions. Income from residual interest in securitization transactions represents the right to receive collections on the sold finance receivables in excess of amounts needed by the SPE to pay interest and principal to investors, servicing fees and other required payments. Ford Credit retains credit risk in securitizations. Ford Credit’s retained interests include the most subordinated interests in the SPE, which are the first to absorb credit losses on the sold receivables. The impact of credit losses in the pool of sold receivables will likely be limited to Ford Credit’s retained interests because securitizations are structured to protect the holders of the senior asset-backed securities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     At December 31, 2004 and 2003, the total outstanding principal amount of receivables sold by Ford Credit in securitizations was $35.6 billion and $46.9 billion, respectively. This decrease primarily reflected lower funding requirements. At December 31, 2004 and 2003, Ford Credit’s retained interests in such sold receivables were $9.2 billion and $12.6 billion, respectively.

      Ford Credit generally has no obligation to repurchase or replace any receivable sold to an SPE that subsequently becomes delinquent in payment or otherwise is in default. Investors holding securities issued by a SPE have no recourse to Ford Credit or its other assets for credit losses on the sold receivables and have no right to require it to repurchase the securities. Ford Credit does not guarantee any asset-backed securities and has no obligation to provide liquidity or make monetary contributions or contributions of additional receivables to its SPEs either due to the performance of the sold receivables or the credit rating of its short-term or long-term debt. However, as the seller and servicer of the finance receivables to the SPE, Ford Credit is obligated to provide certain kinds of support to its securitizations, which are customary in the securitization industry. These obligations consist of indemnifications, receivable repurchase obligations on receivables that do not meet eligibility criteria or that have been materially modified, the mandatory sale of additional receivables in revolving transactions, and servicer advances.

      Risks to Future Sales of Receivables. Some of Ford Credit’s securitization programs contain structural features that could prevent further funding from these sources if:

•	the credit losses or delinquencies in a pool of sold receivables exceed specified levels;

•	the delinquencies on a pool of sold receivables or our overall portfolio of receivables exceeds specified levels;

•	the payment rates on wholesale receivables are lower than specified levels; or

•	the amount of wholesale receivables are lower than specified levels.

Ford Credit does not expect that any of these features will have a material adverse impact on its ability to securitize receivables. In addition, Ford Credit’s ability to sell its receivables may be affected by the following factors: the amount and credit quality of receivables available to sell, the performance of receivables sold in previous transactions, general demand for the type of receivables Ford Credit offers, market capacity for Ford Credit-sponsored investments, accounting and regulatory changes, Ford Credit’s credit ratings and Ford Credit’s ability to maintain back-up liquidity facilities for certain securitization programs. If as a result of any of these or other factors, the cost of securitized funding significantly increased or securitized funding were no longer available to Ford Credit, Ford Credit’s operations, financial condition and liquidity would be adversely impacted.

Variable Interest Entities

      See Note 16 of the Notes to the Financial Statements for a discussion of our variable interest entities.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The “Other liabilities” category includes only liabilities on our balance sheet that have a definite pay-out scheme or are not contingent on a subsequent event. Other liabilities at December 31, 2004 represent a payment obligation related to our acquisition of Land Rover in 2000.

      The table below summarizes our contractual obligations as of December 31, 2004 (in millions):

			Payments Due by Period

		Financial					2010 and
Obligations	Automotive	Services	Total	2005	2006-2007	2008-2009	Thereafter

On-balance sheet:
Long-term debt*	$18,165	$119,978	$138,143	$31,603	$45,509	$22,390	$38,641
Capital lease	246	—	246	39	63	62	82
Other liabilities	1,343	—	1,343	1,343	—	—	—
Off-balance sheet:
Purchase obligations	5,650	4,020	9,670	5,845	2,166	1,162	497
Operating lease	1,749	1,867	3,616	863	1,210	619	924

Total	$27,153	$125,865	$153,018	$39,693	$48,948	$24,233	$40,144

*	Principal obligation only.

For additional information to our long-term debt and operating lease obligations, see Notes 15 and 26 of the Notes to the Financial Statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

OVERVIEW

      We are exposed to a variety of market and other risks, including the effects of changes in foreign currency exchange rates, commodity prices, interest rates, as well as risks to availability of funding sources, hazard events, and specific asset risks.

      These risks affect our Automotive and Financial Services sectors differently. We monitor and manage these exposures as an integral part of our overall risk management program, which includes regular reports to a central management committee, the Global Risk Management Committee (“GRMC”). The GRMC is chaired by our Chief Financial Officer, and its members include our Treasurer, our Controller, and other members of senior management.

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

      Direct responsibility for the execution of our market risk management strategies resides with our Treasurer’s Office and is governed by written polices and procedures. Separation of duties is maintained between the development and authorization of derivative trades, the transaction of derivatives, and the settlement of cash flows. Regular audits are conducted to ensure that

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

appropriate controls are in place and that they remain effective. In addition, our market risk exposures and our use of derivatives to manage these exposures are reviewed by the GRMC, and the Audit and Finance Committees of our Board of Directors.

      In accordance with corporate risk management policies, we use derivative instruments, such as forward contracts, swaps and options that economically hedge certain exposures (foreign currency, commodity, and interest rates). Derivative positions are used to manage underlying exposures; we do not use derivative contracts for speculative purposes. In certain instances, we forgo hedge accounting, which results in unrealized gains and losses that are recognized currently in net income; examples of economic hedges that do not qualify for hedge accounting include foreign currency hedges of inter-company loans and dividends and certain transactions that use multiple hedge instruments. For additional information on our derivatives, see Note 19 of the Notes to the Financial Statements.

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

      Foreign currency risk and commodity risk are measured and quantified using a model to calculate the changes in the value of currency and commodity derivative instruments along with the underlying cash flow exposures being hedged. Our earnings at risk (“EaR”) methodology is based on transaction exposure, which is the exposure that results from specific transactions and our related hedging activity. The methodology does not attempt to assess the impact on financial statement earnings resulting from non-cash flow risks (e.g., re-measurement of foreign currency-denominated assets or liabilities through income). EaR at a 95% confidence level is the methodology used to calculate the potential impact to pre-tax earnings related to cash flows in foreign currency and commodity price exposure. The EaR model is used as an estimation of risk and a management tool, but will not necessarily represent actual changes in earnings based on the combination of hedging and underlying exposures. The calculation of EaR combines current market data with historical data on volatilities and correlations of the underlying currencies or commodity prices. This creates hypothetical prices based on the calculation of historical volatilities; therefore, the EaR model may not accurately predict future market risk. The EaR methodology includes our hedging actions as well as the underlying exposures over a twelve-month period.

      Foreign Currency Risk. Foreign currency risk is the possibility that our financial results could be better or worse than planned because of changes in foreign currency exchange rates. Accordingly, we use derivative instruments to hedge our economic exposure with respect to forecasted revenues and costs, assets, liabilities, investments in foreign operations, and firm commitments denominated in foreign currencies. In our hedging actions, we use primarily instruments commonly used by corporations to reduce foreign exchange risk (e.g., forward contracts and options).

      At December 31, 2004, the EaR from foreign currency exchange movements over the next twelve months is projected at $360 million, within a 95% confidence level for the unhedged exposure. When calculated at the end of each quarter throughout the year, the high was $465 million, the low was $235 million and the average was $340 million; the risks impacting financial instruments are offset with underlying exposure being hedged. The 2004 year-end

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

projection is approximately $10 million higher than the EaR projection for 2004 calculated as of December 31, 2003. The increased exposure results primarily from changes in the unhedged portfolio. The effect of currency movements on business units will vary based on the currency profile of the business unit (including any hedging actions taken). It can also be affected by competitive responses to currency changes.

      Commodity Price Risk. Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as non-ferrous metals (e.g., aluminum) and precious metals (e.g., palladium), ferrous metals (e.g., steel and iron castings), energy (e.g., natural gas and electricity), and plastics/resins (e.g., polypropylene), which we use in the production of motor vehicles.

      We use derivative instruments to hedge the price risk associated with the purchase of those commodities that we can economically hedge (primarily non-ferrous metals, precious metals and energies). In our hedging actions, we primarily use instruments commonly used by corporations to reduce commodity price risk (e.g., financially settled forward contracts, swaps, and options). Based on our financial hedging activities with derivatives and the associated underlying commodities exposures at December 31, 2004, the EaR from commodity price movements over the next twelve months is projected at $147 million, within a 95% confidence level (when calculated at the end of each quarter throughout the year, the high was $147 million, the low was $97 million and the average was $115 million); the risks impacting financial instruments are offset with underlying exposure being hedged. The year-end level is approximately $57 million higher than the EaR projection for 2004 calculated as of December 31, 2003. The increased exposure results primarily from higher commodity prices and hedging levels consistent with our overall hedging strategy.

      In addition, our purchasing organization (with the oversight of the GRMC) negotiates contracts to ensure continuous supply of raw materials. In some cases, these contracts stipulate minimum purchase amounts and specific prices and as such, play a role in managing price risk.

      Interest Rate Risk. Interest rate risk relates to the gain or loss we could incur in our Automotive investment portfolio due to a change in interest rates. Our interest rate sensitivity analysis on the investment portfolio includes cash and cash equivalents, marketable and loaned securities and short-term VEBA assets. At December 31, 2004, we had $23.6 billion in our automotive investment portfolio, compared to $25.9 billion at December 31, 2003. We invest the portfolio in securities of various types and maturities, the value of which are subject to fluctuations in interest rates. These securities are generally classified as either trading or available-for-sale. The trading portfolio gains and losses (unrealized and realized) are reported in the income statement. The available-for-sale portfolio realized gains or losses are reported in the income statement, and unrealized gains and losses are reported in the Consolidated Statement of Stockholders’ Equity in other comprehensive income. The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investment.

      At any time, a rise in interest rates could have a material adverse impact on the fair value of our trading and available-for-sale portfolios. As of December 31, 2004, the value of our trading portfolio was $19.6 billion, which is $4.6 billion lower than December 31, 2003. The value of our available-for-sale portfolio was $4.0 billion, which is $2.3 billion higher than December 31, 2003.

      Assuming a hypothetical increase in interest rates of one percentage point, the value of our trading and available-for-sale portfolios would be reduced by $88 million and $45 million, respectively. This compares to $206 million and $29 million, respectively, as calculated as of December 31, 2003. The decrease in reported exposure is the result of using actual portfolio durations instead of long-term targets. Portfolio durations have been reduced below long-term targets to help shield the portfolios from the possible adverse impact of an increase in interest rates.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Using the actual duration of our trading and available-for-sale portfolios as of December 31, 2003, the value of these portfolios would have been reduced by $114 million and $25 million, respectively, by a hypothetical increase in interest rates of one percentage point. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

      Counterparty Risk. Counterparty risk relates to the loss we could incur if an obligor or counterparty defaulted on an investment or a derivative contract. We enter into master agreements with counterparties that allow netting of certain exposures in order to manage this risk. Exposures primarily relate to investments in fixed-income instruments and derivative contracts used for managing interest rate, foreign currency exchange rate and commodity price risk. We, together with Ford Credit, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification. Our exposures are monitored on a regular basis and are included in monthly reporting to the Treasurer.

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

FORD CREDIT MARKET RISKS

      Overview. Ford Credit is exposed to a variety of risks in the normal course of its business activities. In addition to counterparty risk discussed above, Ford Credit is subject to the following additional types of risks that it seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures:

•	Market risk — the possibility that changes in interest and currency exchange rates or prices will have an adverse impact on operating results;

•	Credit risk — the possibility of loss from a customer’s failure to make payments according to contract terms;

•	Residual risk — the possibility that the actual proceeds Ford Credit receives at lease termination will be lower than its projections or return rates will be higher than its projections; and,

•	Liquidity risk — the possibility that Ford Credit may be unable to meet all current and future obligations in a timely manner.

      Each form of risk is uniquely managed in the context of its contribution to Ford Credit’s overall global risk. Business decisions are evaluated on a risk-adjusted basis and products are priced consistent with these risks. Credit and residual risks are discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Critical Accounting Estimates” and liquidity risk is discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Liquidity and

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

Capital Resources — Financial Services Sector — Ford Credit”. A discussion of Ford Credit’s market risks is included below.

      Foreign Currency Risk. To meet funding objectives, Ford Credit issues debt or, for its international affiliates, draws on local credit lines in a variety of currencies. Ford Credit faces exposure to currency exchange rate changes if a mismatch exists between the currency of its receivables and the currency of the debt funding those receivables. When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, Ford Credit seeks to minimize the impact of currency exchange rates on operating results by executing foreign currency derivatives. These derivatives convert substantially all of its foreign currency debt obligations to the local country currency of the receivables. As a result, Ford Credit’s market risk exposure relating to currency exchange rates is believed to be immaterial.

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

      Ford Credit’s receivables consist primarily of fixed-rate retail installment sale and lease contracts and floating-rate wholesale receivables. Fixed-rate retail installment sale and lease contracts are originated principally with maturities ranging between two and six years and generally require customers to make equal monthly payments over the life of the contract. Ford Credit’s funding sources consist primarily of short- and long-term unsecured debt and sales of receivables in securitizations. In the case of unsecured term debt, and in an effort to have funds available throughout the business cycle, Ford Credit may issue debt with five- to ten-year maturities, which is generally longer than the terms of its assets. These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.

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

      On a monthly basis, Ford Credit determines the sensitivity of the economic value of its portfolio of interest rate-sensitive assets and liabilities (its economic value) to hypothetical changes in interest rates. Economic value is a measure of the present value of all future expected cash flows, discounted by market interest rates, and is equal to the present value of interest rate-sensitive assets minus the present value of interest rate-sensitive liabilities. Ford Credit then enters into interest rate swaps, effectively converting portions of its floating-rate debt to fixed or its fixed-rate debt to floating, to ensure that the sensitivity of its economic value falls within an established target range. Ford Credit also monitors the sensitivity of its earnings to interest rates using pre-tax net

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

interest income simulation techniques. These simulations calculate the projected pre-tax net interest income of its portfolio of interest rate-sensitive assets and liabilities under various interest rate scenarios, including both parallel and non-parallel shifts in the yield curve. These quantifications of interest rate risk are reported to the Treasurer each month.

      The process described above is used to measure and manage the interest rate risk of Ford Credit’s operations in the United States, Canada and the United Kingdom, which together represented approximately 80% of its total on-balance sheet finance receivables at December 31, 2004. For its other international affiliates, Ford Credit uses a technique commonly referred to as “gap analysis,” to measure re-pricing mismatch. This process uses re-pricing schedules, which group assets, debt, and swaps into discrete time bands based on their re-pricing characteristics. Under this process, Ford Credit enters into interest rate swaps, which effectively change the re-pricing profile of its debt, to ensure that any re-pricing mismatch (between assets and liabilities) existing in a particular time band falls within an established tolerance.

      As a result of its interest rate risk management process, including derivatives, Ford Credit’s debt re-prices faster than its assets. Other things being equal, this means that during a period of rising interest rates, the interest rates paid on Ford Credit’s debt will increase more rapidly than the interest rates earned on its assets, thereby initially reducing Ford Credit’s pre-tax net interest income. Correspondingly, during a period of falling interest rates, Ford Credit’s pre-tax net interest income would be expected to initially increase. To provide a quantitative measure of the sensitivity of its pre-tax net interest income to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of one percentage point across all maturities (a “parallel shift”), as well as a base case that assumes that interest rates remain constant at existing levels. The differences between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax net interest income. The sensitivity as of year-end 2004 and 2003 was as follows:

	Pre-tax Net Interest	Pre-tax Net Interest
	Income impact given a	Income impact given a
	one percentage point	one percentage point
	instantaneous increase	instantaneous decrease
	in interest rates	in interest rates
	(in millions)	(in millions)

December 31, 2004	$(93)	$93
December 31, 2003	(179)	179

      Based on assumptions included in the analysis, sensitivity to a one percentage point instantaneous change in interest rates was lower at year-end 2004 than at year-end 2003. This change primarily reflects the results of normal fluctuations within the approved tolerances of risk management strategy. While the sensitivity analysis presented is Ford Credit’s best estimate of the impacts of specified assumed interest rate scenarios, the model Ford Credit uses for this analysis is heavily dependent on assumptions, so that actual results could differ from those projected. Embedded in the model Ford Credit uses are assumptions regarding the reinvestment of maturing asset principal, refinancing of maturing debt, and predicted repayment of retail installment sale and lease contracts ahead of contractual maturity. Ford Credit’s repayment projections of retail installment sale and lease contracts ahead of contractual maturity are based on historical experience. If interest rates or other factors were to change, the actual prepayment experience could be different than projected.

      Additionally, interest rate changes of one percentage point or more are rarely instantaneous or parallel, and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax net interest income could be higher or lower than the results detailed above. The model used to conduct this analysis also relies heavily on

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (Continued)

assumptions regarding the reinvestment of maturing asset principal, refinancing of maturing debt, and predicted repayment of sale and lease contracts ahead of contractual maturity.

      The fair value of Ford Credit’s net derivative financial instruments (derivative assets less derivative liabilities) as reported in Note 19 of the Notes to the Financial Statements as of December 31, 2004 was $6.0 billion. This was approximately $2.5 billion lower than a year ago. This decrease primarily reflects the maturity of swaps that were significantly in the money and lower mark-to-market adjustments resulting from interest rate changes. Increases related to the continued strengthening of foreign currencies relative to the U.S. dollar were a partial offset. For additional information on Ford Credit derivatives, please refer to the “Financial Services Sector” of Note 19 of the Notes to the Financial Statements.

ITEM 8. Financial Statements and Supplementary Data

      Our Financial Statements, the accompanying Notes to the Financial Statements, the Report of Independent Registered Public Accounting Firm, the Financial Statement Schedules and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule that are filed as part of this Report are listed under Item 15. “Exhibits and Financial Statement Schedules” and are set forth on pages FS-1 through FS-50 and FSS-1 and FSS-2 immediately following the signature pages of this Report.

      Selected quarterly financial data for us and our consolidated subsidiaries for 2004 and 2003 is in Note 25 of the Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

ITEM 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      William Clay Ford, Jr., our Chief Executive Officer, and Donat R. Leclair, our Chief Financial Officer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2004 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the

Item 9A. Controls and Procedures (Continued)

effectiveness of its internal control over financial reporting as of December 31, 2004. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

CHANGES IN INTERNAL CONTROLS

      No changes in the Company’s internal controls over financial reporting occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. Other Information

      None.

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

ITEM 14. Principal Accounting Fees and Services

      The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report” in our Proxy Statement.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements — Ford Motor Company and Subsidiaries

Sector Statement of Income and Consolidated Statement of Income for the years ended December 31, 2004, 2003, and 2002.

Sector Balance Sheet and Consolidated Balance Sheet at December 31, 2004 and 2003.

Sector Statement of Cash Flows and Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003, and 2002.

Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2004, 2003, and 2002.

Notes to the Financial Statements

Report of Independent Registered Public Accounting Firm

      The Sector and Consolidated Financial Statements, the Notes to the Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages FS-1 through FS-50 immediately following the signatures pages of this Report.

(a) 2. Financial Statement Schedules

Designation	Description

Schedule II	Valuation and Qualifying Accounts

      Schedule II and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are filed as part of this Report and are set forth on pages FSS-1 and FSS-2 immediately following the Notes to the Financial Statements referred to above. The other schedules are omitted because either they are not applicable or the information required to be contained in them is disclosed elsewhere in our Sector and Consolidated Financial Statements or the amounts involved are not sufficient to require submission.

(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to Ford’s Annual Report on Form 10-K for the year ended December 31, 2000.*

Exhibit 3-B	By-Laws as amended through March 10, 2005.	Filed with this Report.

Item 15. Exhibits and Financial Statement Schedules (Continued)

Designation	Description	Method of Filing

Exhibit 10-A	Amended and Restated Profit Maintenance Agreement, dated as of January 1, 2002, between Ford and Ford Credit.	Filed as Exhibit 10-A to Ford’s Annual Report on Form 10-K for the year ended December 31, 2001.*

Exhibit 10-B	Executive Separation Allowance Plan as amended through January 1, 2005 for separations on or after January 1, 1981.**	Filed with this Report.

Exhibit 10-C	Description of Ford practices regarding travel expenses of spouses of certain executives.**	Filed as Exhibit 10-J to Ford’s Annual Report on Form 10-K for the year ended December 31, 1980.*

Exhibit 10-D	Deferred Compensation Plan for Non- Employee Directors, as amended and restated as of January 1, 2005.**	Filed with this Report.

Exhibit 10-E	Benefit Equalization Plan, as amended as of January 1, 2005.**	Filed with this Report.

Exhibit 10-E-1	Amendment to Benefit Equalization Plan, adopted in October 2002 and effective as of November 1, 2001.**	Filed as Exhibit 10 to Ford’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

Exhibit 10-F	Description of financial counseling services provided to certain executives.**	Filed as Exhibit 10-F to Ford’s Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit 10-G	Supplemental Executive Retirement Plan, as amended through January 1, 2005.**	Filed with this Report.

Exhibit 10-H	Restricted Stock Plan for Non-Employee Directors adopted by the Board of Directors on November 10, 1988.**	Filed as Exhibit 10-P to Ford’s Annual Report on Form 10-K for the year ended December 31, 1988.*

Exhibit 10-H-1	Amendment to Restricted Stock Plan for Non-Employee Directors, effective as of August 1, 1996.**	Filed as Exhibit 10.1 to Ford’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.*

Exhibit 10-H-2	Amendment to Restricted Stock Plan for Non-Employee Directors, effective as of July 1, 2004.**	Filed as Exhibit 10 to Ford’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

Exhibit 10-H-3	Description of Director Compensation.**	Filed with this Report.

Exhibit 10-I	1990 Long-Term Incentive Plan, amended as of June 1, 1990.**	Filed as Exhibit 10-R to Ford’s Annual Report on Form 10-K for the year ended December 31, 1990.*

Exhibit 10-I-1	Amendment to 1990 Long-Term Incentive Plan, effective as of October 1, 1990.**	Filed as Exhibit 10-P-1 to Ford’s Annual Report on Form 10-K for the year ended December 31, 1991.*

Exhibit 10-I-2	Amendment to 1990 Long-Term Incentive Plan, effective as of March 8, 1995.**	Filed as Exhibit 10.2 to Ford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.*

Exhibit 10-I-3	Amendment to 1990 Long-Term Incentive Plan, effective as of October 1, 1997.**	Filed as Exhibit 10-M-3 to Ford’s Annual Report on Form 10-K for the year ended December 31, 1997.*

Exhibit 10-I-4	Amendment to 1990 Long-Term Incentive Plan, effective as of January 1, 1998.**	Filed as Exhibit 10-M-4 to Ford’s Annual Report on Form 10-K for the year ended December 31, 1997.*

Exhibit 10-J	Description of Matching Gift Program for Non-Employee Directors.**	Filed as Exhibit 10-Q to Ford’s Annual Report on Form 10-K for the year ended December 31, 1991.*

Exhibit 10-K	Non-Employee Directors Life Insurance and Optional Retirement Plan (as amended as of January 1, 2005).**	Filed with this Report.

Exhibit 10-L	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity.**	Filed as Exhibit 10-S to Ford’s Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit 10-M	Agreement dated December 10, 1992 between Ford and William C. Ford.**	Filed as Exhibit 10-T to Ford’s Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit 10-N	Select Retirement Plan, as amended through January 1, 2005.**	Filed with this Report.

Item 15. Exhibits and Financial Statement Schedules (Continued)

Designation	Description	Method of Filing

Exhibit 10-O	Deferred Compensation Plan, as amended and restated as of January 1, 2005.**	Filed with this Report.

Exhibit 10-P	Annual Incentive Compensation Plan, as amended and restated as of January 1, 2000.**	Filed as Exhibit 10-T to Ford’s Annual Report on Form 10-K for the year ended December 31, 1999.*

Exhibit 10-P-1	Annual Incentive Compensation Plan Metrics for 2005.**	Filed with this Report.

Exhibit 10-Q	1998 Long-Term Incentive Plan, as amended and restated effective as of January 1, 2003.**	Filed as Exhibit 10-R to Ford’s Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit 10-Q-1	Form of Stock Option Agreement (NQO) with Terms and Conditions.**	Filed with this Report.

Exhibit 10-Q-2	Form of Stock Option Agreement (ISO) with Terms and Conditions.**	Filed with this Report.

Exhibit 10-Q-3	Form of Stock Option Agreement (UK NQO) with Terms and Conditions.**	Filed with this Report.

Exhibit 10-Q-4	Performance Stock Rights Description for 2005-2007 Performance Period.**	Filed with this Report.

Exhibit 10-Q-5	Form of Final Award Notification Letter For 2002-2004 Performance Period.**	Filed with this Report.

Exhibit 10-Q-6	Form of Restricted Stock Equivalent Grant Letter.**	Filed with this Report.

Exhibit 10-Q-7	Form of Performance-Based Restricted Stock Equivalent Opportunity Letter.**	Filed with this Report.

Exhibit 10-Q-8	Form of Restricted Stock Grant Letter.**	Filed with this Report.

Exhibit 10-Q-9	Form of Grant Notification Letter for Stock and/or Restricted Stock Equivalents.**	Filed with this Report.

Exhibit 10-R	Agreement dated January 13, 1999 between Ford and Edsel B. Ford II.**	Filed as Exhibit 10-X to Ford’s Annual Report on Form 10-K for the year ended December 31, 1998.*

Exhibit 10-S	Agreement between Ford Motor Company and Ford Motor Credit Company dated as of October 18, 2001.	Filed as Exhibit 10 to Ford’s Current Report on Form 8-K dated October 18, 2001.*

Exhibit 10-T	Agreement between Ford and Carl Reichardt, entered into in June 2002.**	Filed as Exhibit 10.2 to Ford’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.*

Exhibit 10-U	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.**	Filed as Exhibit 10-V to Ford’s Annual Report on Form 10-K for the year ended December 31, 2003.*

Exhibit 10-V	Description of Special 2005 Performance Incentive Arrangement.**	Filed with this Report.

Exhibit 10-W	Arrangement between Ford Motor Company and John M. Rintamaki dated February 28, 2003.**	Filed as Exhibit 10 to Ford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.*

Exhibit 10-X	Agreement dated April 28, 2004 between Ford Motor Company and David W. Thursfield.**	Filed as Exhibit 10.1 to Ford’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

Exhibit 10-X-1	Amendment dated June 4, 2004 to Agreement dated April 28, 2004 between Ford Motor Company and David W. Thursfield.**	Filed as Exhibit 10.2 to Ford’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

Exhibit 10-Y	Arrangement between Ford Motor Company and Allan Gilmour dated January 28, 2005.**	Filed with this Report.

Item 15. Exhibits and Financial Statement Schedules (Continued)

Designation	Description	Method of Filing

Exhibit 10-Z	Arrangement between Ford Motor Company and Nicholas V. Scheele dated December 10, 2004.**	Filed with this Report.

Exhibit 10-Z-1	Agreement between Ford Motor Company and Nicholas V. Scheele dated December 10, 2004.**	Filed with this Report.

Exhibit 12	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed with this Report

Exhibit 21	List of Subsidiaries of Ford as of March 3, 2005.	Filed with this Report.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.

Exhibit 24	Powers of Attorney.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Filed with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Filed with this Report.

*	Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated).

**	Management contract or compensatory plan or arrangement.

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

FORD MOTOR COMPANY

By:	/s/ JAMES C. GOUIN*

(James C. Gouin)
Vice President and Controller

Date: March 10, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated.

Signature	Title	Date

WILLIAM CLAY FORD, JR.* (William Clay Ford, Jr.)	Director, Chairman of the Board
and Chief Executive Officer,
Chair of the Environmental and
Public Policy Committee and
Chair of the Office of the Chairman and Chief Executive Committee
(principal executive officer)

JOHN R. H. BOND* (John R. H. Bond)	Director

STEPHEN G. BUTLER* (Stephen G. Butler)	Director

KIMBERLY A. CASIANO* (Kimberly A. Casiano)	Director	March 10, 2004

EDSEL B. FORD II* (Edsel B. Ford II)	Director

WILLIAM CLAY FORD* (William Clay Ford)	Director

IRVINE O. HOCKADAY, JR.* (Irvine O. Hockaday, Jr.)	Director and Chair of the Audit Committee

MARIE-JOSÉE KRAVIS* (Marie-Josée Kravis)	Director and Chair of the Compensation Committee

RICHARD A. MANOOGIAN* (Richard A. Manoogian)	Director

Signature		Title	Date

ELLEN R. MARRAM* (Ellen R. Marram)		Director and Chair of the Nominating and Governance Committee

HOMER A. NEAL* (Homer A. Neal)		Director

JORMA OLLILA* (Jorma Ollila)		Director

JAMES J. PADILLA* (James J. Padilla)		Director and President and Chief Operating Officer

CARL E. REICHARDT* (Carl E. Reichardt)		Director and Chair of the Finance Committee

ROBERT E. RUBIN* (Robert E. Rubin)		Director	March 10, 2005

JOHN L. THORNTON* (John L. Thornton)		Director

DONAT R. LECLAIR* (Donat R. Leclair)		Executive Vice President and Chief Financial Officer (principal financial officer)

JAMES C. GOUIN* (James C. Gouin)		Vice President and Controller (principal accounting officer)

*By:	/s/ PETER J. SHERRY, JR. (Peter J. Sherry, Jr.) Attorney-in-Fact

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF INCOME

For the Years Ended December 31, 2004, 2003 and 2002
(in millions, except per share amounts)

	2004	2003	2002

AUTOMOTIVE
Sales (Note 2)	$147,134	$138,260	$134,120
Costs and expenses (Note 2)
Cost of sales	135,856	129,685	125,027
Selling, administrative and other expenses	11,455	10,131	9,697

Total costs and expenses	147,311	139,816	134,724

Operating income/(loss)	(177)	(1,556)	(604)
Interest expense	1,221	1,323	1,333
Interest Income and other non-operating income/(expense), net	988	897	974
Equity in net income/(loss) of affiliated companies	255	74	(91)

Income/(loss) before income taxes — Automotive	(155)	(1,908)	(1,054)

FINANCIAL SERVICES
Revenues (Note 2)	24,518	26,078	28,138
Costs and expenses (Note 2)
Interest expense	5,850	6,320	7,468
Depreciation	6,618	8,771	10,154
Operating and other expenses	5,830	5,492	5,345
Provision for credit and insurance losses	1,212	2,248	3,053

Total costs and expenses	19,510	22,831	26,020

Income/(loss) before income taxes — Financial Services	5,008	3,247	2,118

TOTAL COMPANY
Income/(loss) before income taxes	4,853	1,339	1,064
Provision for/(benefit from) income taxes (Note 3)	937	123	342

Income/(loss) before minority interests	3,916	1,216	722
Minority interests in net income/(loss) of subsidiaries	282	314	367

Income/(loss) from continuing operations	3,634	902	355
Income/(loss) from discontinued operations (Note 4)	(147)	(143)	(333)
Cumulative effect of change in accounting principle (Note 16 and 9)	—	(264)	(1,002)

Net income/(loss)	$3,487	$495	$(980)

Income/(loss) attributable to Common and Class B Stock after Preferred Stock dividends	$3,487	$495	$(995)
Average number of shares of Common and Class B stock outstanding	1,830	1,832	1,819

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (NOTE 17)
Basic income/(loss)
Income/(loss) from continuing operations	$1.99	$0.49	$0.19
Income/(loss) from discontinued operations	(0.08)	(0.08)	(0.19)
Cumulative effect of change in accounting principle	—	(0.14)	(0.55)

Net income/(loss)	$1.91	$0.27	$(0.55)

Diluted income/(loss)
Income/(loss) from continuing operations	$1.80	$0.49	$0.19
Income/(loss) from discontinued operations	(0.07)	(0.08)	(0.18)
Cumulative effect of change in accounting principle	—	(0.14)	(0.55)

Net income/(loss)	$1.73	$0.27	$(0.54)

Cash dividends	$0.40	$0.40	$0.40

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2004, 2003 and 2002
(in millions, except per share amounts)

	2004	2003	2002

Sales and revenues
Automotive sales	$147,134	$138,260	$134,120
Financial Services revenues	24,518	26,078	28,138

Total sales and revenues	171,652	164,338	162,258
Costs and expenses
Cost of sales	135,856	129,685	125,027
Selling, administrative and other expenses	23,903	24,394	25,196
Interest expense	7,071	7,643	8,801
Provision for credit and insurance losses	1,212	2,248	3,053

Total costs and expenses	168,042	163,970	162,077
Automotive interest income and other non-operating income/(expense), net	988	897	974
Automotive equity in net income/(loss) of affiliated companies	255	74	(91)

Income/(loss) before income taxes	4,853	1,339	1,064
Provision for/(benefit from) income taxes	937	123	342

Income/(loss) before minority interests	3,916	1,216	722
Minority interests in net income/(loss) of subsidiaries	282	314	367

Income/(loss) from continuing operations	3,634	902	355
Income/(loss) from discontinued operations	(147)	(143)	(333)
Cumulative effect of change in accounting principle	—	(264)	(1,002)

Net income/(loss)	$3,487	$495	$(980)

Income/(loss) attributable to Common and Class B Stock after Preferred Stock dividends	$3,487	$495	$(995)
Average number of shares of Common and Class B stock outstanding	1,830	1,832	1,819
AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK
Basic income/(loss)
Income/(loss) from continuing operations	$1.99	$0.49	$0.19
Income/(loss) from discontinued operations	(0.08)	(0.08)	(0.19)
Cumulative effect of change in accounting principle	—	(0.14)	(0.55)

Net income/(loss)	$1.91	$0.27	$(0.55)

Diluted income/(loss)
Income/(loss) from continuing operations	$1.80	$0.49	$0.19
Income/(loss) from discontinued operations	(0.07)	(0.08)	(0.18)
Cumulative effect of change in accounting principle	—	(0.14)	(0.55)

Net income/(loss)	$1.73	$0.27	$(0.54)

Cash dividends	$0.40	$0.40	$0.40

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET

(in millions)

	December 31,	December 31,
	2004	2003

ASSETS
Automotive
Cash and cash equivalents	$10,143	$6,856
Marketable securities (Note 5)	8,291	9,316
Loaned securities (Note 5)	1,058	5,667

Total cash, marketable and loaned securities	19,492	21,839
Receivables, less allowances of $388 and $384	2,896	2,698
Inventories (Note 6)	10,766	9,151
Deferred income taxes	3,837	3,225
Other current assets	7,712	6,829

Total current assets	44,703	43,742
Equity in net assets of affiliated companies	1,907	1,930
Net property (Note 8)	42,906	41,919
Deferred income taxes	10,894	12,090
Goodwill and other intangible assets (Note 9)	6,374	6,053
Assets of discontinued/held-for-sale operations	180	410
Other assets	9,458	9,300

Total Automotive assets	116,422	115,444
Financial Services
Cash and cash equivalents	13,368	16,352
Investments in securities (Note 5)	1,216	1,123
Finance receivables, net (Note 10)	113,824	110,003
Net investment in operating leases (Note 11)	31,763	31,859
Retained interest in sold receivables (Note 12)	9,166	12,569
Goodwill and other intangible assets (Note 9)	897	947
Assets of discontinued/held-for-sale operations	2,186	1,810
Other assets	13,746	17,260
Receivable from Automotive (Note 1)	2,753	3,356

Total Financial Services assets	188,919	195,279

Total assets	$305,341	$310,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive
Trade payables	$16,030	$15,279
Other payables	3,065	2,940
Accrued liabilities (Note 14)	33,573	32,143
Debt payable within one year (Note 15)	977	1,806
Current payable to Financial Services (Note 1)	1,382	124

Total current liabilities	55,027	52,292
Senior debt (Note 15)	12,303	13,832
Subordinated debt (Note 15)	5,155	5,155

Total long-term debt	17,458	18,987
Other liabilities (Note 14)	35,699	39,889
Deferred income taxes	3,042	2,352
Liabilities of discontinued/held-for-sale operations	42	152
Payable to Financial Services (Note 1)	1,371	3,232

Total Automotive liabilities	112,639	116,904
Financial Services
Payables	2,394	2,188
Debt (Note 15)	154,538	159,011
Deferred income taxes	10,549	11,079
Other liabilities and deferred income	8,206	9,148
Liabilities of discontinued/held-for-sale operations	93	83

Total Financial Services liabilities	175,780	181,509
Minority interests	877	659
Stockholders’ equity
Capital stock (Note 17)
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	5,321	5,374
Accumulated other comprehensive income/(loss)	1,258	(414)
Treasury stock	(1,728)	(1,749)
Earnings retained for use in business	11,175	8,421

Total stockholders’ equity	16,045	11,651

Total liabilities and stockholders’ equity	$305,341	$310,723

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(in millions)

	December 31,	December 31,
	2004	2003

ASSETS
Cash and cash equivalents	$23,511	$23,208
Marketable securities	9,507	10,439
Loaned securities	1,058	5,667
Finance receivables, net	110,749	106,850
Other receivables, net	5,971	5,851
Net investment in operating leases	31,763	31,859
Retained interest in sold receivables	9,166	12,569
Inventories	10,766	9,151
Equity in net assets of affiliated companies	2,835	2,959
Net property	44,551	43,506
Deferred income taxes	4,830	7,389
Goodwill and other intangible assets	7,271	7,000
Assets of discontinued/held-for-sale operations	2,366	2,220
Other assets	28,310	30,729

Total assets	$292,654	$299,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables	$21,489	$20,407
Accrued liabilities	31,187	29,563
Debt	172,973	179,804
Other liabilities and deferred income	43,777	48,639
Deferred income taxes	6,171	8,439
Liabilities of discontinued/held-for-sale operations	135	235

Total liabilities	275,732	287,087
Minority interests	877	659
Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	5,321	5,374
Accumulated other comprehensive income/(loss)	1,258	(414)
Treasury stock	(1,728)	(1,749)
Earnings retained for use in business	11,175	8,421

Total stockholders’ equity	16,045	11,651

Total liabilities and stockholders’ equity	$292,654	$299,397

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002
(in millions)

	2004		2003		2002

		Financial		Financial		Financial
	Automotive	Services	Automotive	Services	Automotive	Services

Cash and cash equivalents at January 1	$6,856	$16,352	$6,243	$7,071	$5,300	$3,137
Cash flows from operating activities before securities trading (Note 20)	1,398	15,501	1,318	15,962	9,465	14,686
Net sales/(purchases) of trading securities	5,600	92	1,630	524	(6,366)	(23)

Net cash flows from operating activities	6,998	15,593	2,948	16,486	3,099	14,663
Cash flows from investing activities
Capital expenditures	(6,287)	(458)	(7,357)	(379)	(6,761)	(502)
Acquisitions of retail and other finance receivables and operating leases	—	(62,852)	—	(59,503)	—	(71,050)
Collections of retail and other finance receivables and operating leases	—	50,810	—	44,118	—	47,074
Net (increase)/decrease in wholesale receivables		(2,174)	—	(2,762)		(10,654)
Net acquisitions of daily rental vehicles	—	(2,492)	—	(1,505)	—	(1,846)
Purchases of securities	(7,590)	(880)	(8,925)	(1,149)	(3,446)	(609)
Sales and maturities of securities	7,615	799	8,673	709	3,445	479
Proceeds from sales of finance receivables and operating leases	—	10,438	—	19,367	—	40,138
Proceeds from sale of businesses	125	412	77	1,625	257	—
Net investing activity with Financial services	4,361	—	3,708	—	1,053	—
Cash paid for acquisitions	(30)	—	—	—	(289)	—
Cash recognized on initial consolidation of joint ventures	—	—	256	—	—	—
Other	101	(465)	716	883	—	893

Net cash (used in)/provided by investing activities	(1,705)	(6,862)	(2,852)	1,404	(5,741)	3,923
Cash flows from financing activities
Cash dividends	(733)	—	(733)	—	(743)	—
Net sales/(purchases) of Common Stock	(151)	—	9	—	287	—
Proceeds from mandatorily redeemable convertible preferred securities	—	—	—	—	4,900	—
Preferred Stock — Series B redemption	—	—	—	—	(177)	—
Changes in short-term debt	(342)	5,279	(237)	1,542	(31)	5,737
Proceeds from issuance of other debt	469	21,754	1,144	21,942	318	15,524
Principal payments on other debt	(2,585)	(33,436)	(1,097)	(27,683)	(859)	(15,760)
Net financing activity with Automotive	—	(4,361)	—	(3,708)	—	(1,053)
Other	(39)	(81)	(15)	(67)	(23)	(19,560)

Net cash (used in)/provided by financing activities	(3,381)	(10,845)	(929)	(7,974)	3,672	(15,112)
Effect of exchange rate changes on cash	117	388	260	551	37	336
Net transactions with Automotive/ Financial Services	1,258	(1,258)	1,186	(1,186)	(124)	124

Net increase/(decrease) in cash and cash equivalents	3,287	(2,984)	613	9,281	943	3,934

Cash and cash equivalents at December 31	$10,143	$13,368	$6,856	$16,352	$6,243	$7,071

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002
(in millions)

      We have revised the presentation of our 2003 and 2002 Consolidated Statement of Cash Flows to conform to our 2004 presentation. (See Note 1 of the Notes to the Financial Statements)

	2004	2003	2002

Cash and cash equivalents at January 1	$23,208	$13,314	$8,437
Cash flows from operating activities before securities trading	18,822	15,126	18,128
Net sales/(purchases) of trading securities	5,692	2,154	(6,389)

Net cash flows from operating activities	24,514	17,280	11,739
Cash flows from investing activities
Capital expenditures	(6,745)	(7,736)	(7,263)
Acquisitions of retail and other finance receivables and operating leases	(62,852)	(59,503)	(71,050)
Collections of retail and other finance receivables and operating leases	50,670	44,476	47,260
Net acquisitions of daily rental vehicles	(2,492)	(1,505)	(1,846)
Purchases of securities	(8,470)	(10,074)	(4,055)
Sales and maturities of securities	8,414	9,382	3,924
Proceeds from sales of retail and other finance receivables and operating leases	6,481	18,401	35,321
Proceeds from sale of businesses	537	1,702	257
Cash paid for acquisitions	(30)	—	(289)
Cash recognized on initial consolidation of joint ventures	—	256	—
Other	(364)	1,599	893

Net cash (used in)/provided by investing activities	(14,851)	(3,002)	3,152
Cash flows from financing activities
Cash dividends	(733)	(733)	(743)
Net sales/(purchases) of Common Stock	(151)	9	287
Proceeds from mandatorily redeemable convertible preferred securities	—	—	4,900
Preferred Stock — Series B redemption	—	—	(177)
Changes in short-term debt	4,937	1,305	5,706
Proceeds from issuance of other debt	22,223	23,086	15,842
Principal payments on other debt	(36,021)	(28,780)	(16,619)
Other	(120)	(82)	(19,583)

Net cash (used in)/provided by financing activities	(9,865)	(5,195)	(10,387)
Effect of exchange rate changes on cash	505	811	373

Net increase/(decrease) in cash and cash equivalents	303	9,894	4,877

Cash and cash equivalents at December 31	$23,511	$23,208	$13,314

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002
(in millions)

				Accumulated Other Comprehensive
		Capital in		Income/(Loss)
		Excess
		of Par		Foreign	Minimum	Derivative
	Capital	Value of	Retained	Currency	Pension	Instruments
	Stock	Stock	Earnings	Translation	Liability	and Other	Other	Total

YEAR ENDED DECEMBER 31, 2002
Balance at beginning of year	$19	$6,001	$10,502	$(4,214)	$(445)	$(1,254)	$(2,823)	$7,786
Comprehensive income/(loss)
Net loss			(980)					(980)
Foreign currency translation				2,938				2,938
Net gain on derivative instruments (net of tax of $822) (Note 19)				(15)		1,541		1,526
Minimum pension liability (net of tax of $2,870)					(5,331)			(5,331)
Net holding gain (net of tax of $134)						249		249

Comprehensive loss								(1,598)
Common Stock issued for employee benefit plans and other		(524)						(524)
Preferred Stock — Series B redemption		(57)	(120)					(177)
ESOP loan and treasury stock							846	846
Cash dividends			(743)					(743)

Balance at end of year	$19	$5,420	$8,659	$(1,291)	$(5,776)	$536	$(1,977)	$5,590

YEAR ENDED DECEMBER 31, 2003
Balance at beginning of year	$19	$5,420	$8,659	$(1,291)	$(5,776)	$536	$(1,977)	$5,590
Comprehensive income/(loss)
Net income			495					495
Foreign currency translation				3,075				3,075
Net gain on derivative instruments (net of tax of $430) (Note 19)				(191)		989		798
Minimum pension liability (net of tax of $1,208)					2,243			2,243
Net holding gain (net of tax of $1)						1		1

Comprehensive income								6,612
Common Stock issued for employee benefit plans and other		(46)						(46)
Treasury stock							228	228
Cash dividends			(733)					(733)

Balance at end of year	$19	$5,374	$8,421	$1,593	$(3,533)	$1,526	$(1,749)	$11,651

YEAR ENDED DECEMBER 31, 2004
Balance at beginning of year	$19	$5,374	$8,421	$1,593	$(3,533)	$1,526	$(1,749)	$11,651
Comprehensive income/(loss)
Net income			3,487					3,487
Foreign currency translation				2,352				2,352
Net gain on derivative instruments (net of tax of $98) (Note 19)				(121)		(62)		(183)
Minimum pension liability (net of tax of $255)					(473)			(473)
Net holding gain (net of tax of $13)						(24)		(24)

Comprehensive income								5,159
Common Stock issued for employee benefit plans and other		(53)						(53)
ESOP loan and treasury stock							21	21
Cash dividends			(733)					(733)

Balance at end of year	$19	$5,321	$11,175	$3,824	$(4,006)	$1,440	$(1,728)	$16,045

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. PRINCIPLES OF PRESENTATION AND CONSOLIDATION

      We present our financial statements on two bases: 1) sector basis for Automotive and Financial Services and 2) consolidated basis. We believe the additional information provided in the sector basis statements enables the reader to better understand the operating performance, financial position, cash flow and liquidity of our two very different businesses.

      Our financial statements include consolidated majority-owned subsidiaries and, beginning July 1, 2003, consolidated Variable Interest Entities (“VIEs”) of which we are the primary beneficiary. Affiliates that we do not consolidate, but for which we have significant influence over operating and financial policies, are accounted for using the equity method. Described below are accounting policies applicable to us and our consolidated majority-owned subsidiaries.

      We have reclassified certain prior-year amounts to conform to current year presentation and certain amounts previously disclosed in our Current Report on Form 8-K dated January 20, 2005 have been revised, including Revenues and Operating and other expense due to a reclassification by Hertz.

Transactions Between Automotive and Financial Services Sectors

      Intersector transactions occur in the ordinary course of business. We formally documented certain long-standing business practices with Ford Motor Credit Company (“Ford Credit”), a wholly owned subsidiary, in a 2001 agreement. Additional details on certain transactions and the effect on each sector’s balance sheet at December 31 is shown below (in billions):

	2004		2003

		Financial		Financial
	Automotive	Services	Automotive	Services

Finance receivables, net (a)		$3.1		$3.2
Net investment in operating leases (b)		4.0		4.1
Other assets (c)		0.8		1.2
Intersector non-current receivables/(payables) (d)	$(1.4)	1.4	$(3.2)	3.2
Intersector current receivables/(payables) (e)	(1.4)	1.4	(0.1)	0.1

(a)	Automotive sector receivables (generated primarily from vehicle and parts sales to third parties) sold to Ford Credit. These receivables have been reclassified from Finance receivables, net to Receivables, net for presentation on our Consolidated Balance Sheet.

(b)	Primarily Automotive sector vehicles used by Hertz for rental ($3.1 billion in 2004 and $3.2 billion in 2003) and Ford Credit vehicles leased to employees ($0.9 billion in 2004 and $0.9 billion in 2003).

(c)	Primarily used vehicles purchased by Ford Credit pursuant to the Automotive sector’s obligation to repurchase such vehicles from daily rental car companies, including Hertz. These vehicles are subsequently sold at auction by Ford Credit.

(d)	Primarily amounts due Ford Credit from the Automotive sector under a tax sharing agreement.

(e)	Net result of all other transactions including receivables of Ford Credit from the Automotive Sector’s consolidated dealerships and a tax sharing agreement between the Automotive sector and Hertz.

     Additionally, amounts recorded as revenue by the Financial Services sector and billed to the Automotive sector for interest and special financing and leasing programs were $3.3 billion in 2004, $3.3 billion in 2003, and $3.5 billion in 2002.

      Beginning with our year ended December 31, 2004 Consolidated Statement of Cash Flows, we have changed our presentation of cash flows from wholesale finance receivables. The change stemmed from concerns raised by the staff of the Securities and Exchange Commission about the previous presentation. Prior-year amounts have been reclassified to conform to current year presentation.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 1. PRINCIPLES OF PRESENTATION AND CONSOLIDATION (Continued)

      Wholesale finance receivables are generated by Ford Credit’s financing of dealer purchases of vehicles. The vehicles financed are primarily vehicles sold by our Automotive sector to the dealers. Dealer purchases of our inventory financed by Ford Credit do not generate cash on a consolidated basis until settlement of the wholesale receivable by the dealer. Historically, in the period in which we sold a vehicle to a dealer and the dealer financed the purchase through Ford Credit, we had presented the related cash flows as separate transactions in our Consolidated Statement of Cash Flows. The cash inflow resulting from the sale of inventory was presented as an operating cash flow. The cash outflow from the origination by Ford Credit of a wholesale finance receivable was presented as an investing cash flow.

      In our revised presentation, our Consolidated Statement of Cash Flows has been adjusted to reflect the fact that there was no cash received by the consolidated entity upon the initial sale of inventory, to reflect the elimination of the effects of the intercompany transactions and to properly classify cash receipts from the settlement of Ford Credit’s wholesale receivables related to the sale of inventory as operating activities.

      The table below reconciles the revised presentation of our Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002 to the prior presentation (in millions):

	2004	2003	2002

Net cash flows from operating activities:
Automotive sector	$6,998	$2,948	$3,099
Financial Services sector	15,593	16,486	14,663

Sum of sector operating cash flows (prior presentation)	22,591	19,434	17,762
Reclassification from investing cash flows*	1,923	(2,154)	(6,023)

Consolidated net cash flows from operating activities	$24,514	$17,280	$11,739

Net cash flows from investing activities:
Automotive sector	$(1,705)	$(2,852)	$(5,741)
Financial Services sector	(6,862)	1,404	3,923
Elimination of net intersector investing activity	(4,361)	(3,708)	(1,053)

Sum of sector investing cash flows (prior presentation)	(12,928)	(5,156)	(2,871)
Reclassification to operating cash flows*	(1,923)	2,154	6,023

Consolidated net cash flows from investing activities	$(14,851)	$(3,002)	$3,152

*	In addition to vehicles sold by us, the cash flows from wholesale finance receivables being reclassified from investing to operating include financing by Ford Credit of used and non-Ford vehicles. 100% of cash flows from wholesale finance receivables have been reclassified for consolidated presentation as the portion of these cash flows from used and non-Ford vehicles are impracticable to separate.

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

Cash and Cash Equivalents

      Cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short-term time deposits and government agency and corporate obligations, are classified as Cash and cash equivalents.

Revenue Recognition — Automotive Sector

      Sales are generally recorded when products are shipped to customers (primarily dealers) and ownership is transferred. Sales to daily rental car companies with a guaranteed repurchase option

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 2. SUMMARY OF ACCOUNTING POLICIES (Continued)

are accounted for as operating leases. The lease revenue is recognized over the term of the lease and a gain or loss on the remaining residual value is recognized when the vehicles are sold at auction. The carrying value of these vehicles is included in other current assets and as of December 31, 2004 was $2.9 billion.

      Income generated from cash and cash equivalents, investments in marketable securities, loaned securities and other miscellaneous receivables is reported as Interest income and other non-operating income/(expense), net.

Revenue Recognition — Financial Services Sector

      Revenue from finance receivables, including interest, net of certain deferred loan origination costs that are included as a reduction of financing revenue, is recognized over the term of the receivable using the interest method. Revenue from operating leases, net of certain deferred origination costs, is recognized on a straight-line basis over the term of the lease. The accrual of interest on receivables is discontinued at the time a receivable is determined to be uncollectible. Subsequent amounts of interest collected are recognized in income only if full recovery of the remaining principal is probable. Interest supplements paid by the Automotive sector are recognized over the term of the receivable or operating lease.

Use of Estimates

      The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates are used when accounting for certain items such as marketing accruals, warranty costs, employee benefit programs, etc. Estimates are based on historical experience, where applicable, and other assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved in marketing estimates, actual results may differ from those estimates under different assumptions or conditions.

Marketing Incentives

      Automotive marketing incentives, including customer and dealer cash payments and costs for special financing and leasing programs paid to the Financial Services sector are recognized as revenue reductions and are accrued at the later of the date the related vehicle sales are recorded or the date the incentive program is both approved and communicated. Costs for marketing incentives are based on assumptions regarding the number of vehicles that will have a specific incentive applied against them.

Selected Other Costs

      Freight costs are included in cost of sales. Advertising and engineering, research and development costs are expensed as incurred and were as follows (in billions):

	2004	2003	2002

Advertising	$3.2	$2.7	$2.9
Engineering, research and development	7.4	7.3	7.5

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 2. SUMMARY OF ACCOUNTING POLICIES (Continued)

Sale of Receivables

      Ford Credit periodically sells finance receivables in securitization transactions. In many of our securitization transactions, we surrender control over these assets by selling finance receivables to securitization special purpose entities (“SPEs”). Securitization entities are a common, required element of securitization transactions to meet certain legal and transaction requirements that assure that the sold assets have been isolated from our creditors and us.

      Receivables are considered sold for accounting purposes when the receivables are transferred beyond the reach of our creditors, the transferee has the right to pledge or exchange the assets and we have surrendered control over the rights and obligations of the receivables. If these criteria are satisfied, the receivables are removed from our balance sheet at the time they are sold.

      For off-balance sheet sales of receivables, estimated gains or losses are recognized in the period in which the sale occurs. We retain certain interests in receivables sold in securitization transactions. These interests are recorded at fair value with unrealized gains or losses recorded, net of tax, as Accumulated other comprehensive income/(loss), a component of stockholder’s equity.

      Certain sales of receivables do not qualify for off-balance sheet treatment, and sold receivables and associated debt are not removed from our balance sheet. As a result, no gain or loss is recorded for these transactions.

Foreign Currency Translation

      Results of operations and cash flows of foreign subsidiaries are, in most cases, translated to U.S. dollars at average-period currency exchange rates. Assets and liabilities are translated at end-of-period exchange rates.

      Included in the statement of income is the impact of re-measuring assets and liabilities of foreign subsidiaries using U.S. dollars as their functional currency, gains and losses arising from transactions denominated in a currency other than the functional currency of a location, and the results of our foreign currency hedging activities (Note 19). The net income effects of these adjustments were gains of $596 million and $454 million, and losses of $19 million in 2004, 2003, and 2002 respectively.

      Foreign currency translation adjustments related to foreign subsidiaries using the local currency as their functional currency are included in Accumulated other comprehensive income/(loss). Net adjustments increased $2.2 billion, $2.9 billion and $2.9 billion in 2004, 2003 and 2002 respectively. The adjustments include a $23 million gain, a $1 million loss and a $32 million loss for 2004, 2003 and 2002, respectively that were reclassified from Accumulated other comprehensive income/(loss) and included in determining the gain or loss on entities sold.

Depreciation and Amortization of Property, Plant and Equipment

      Property and equipment are stated at cost and depreciated primarily using the straight-line method over the estimated useful life of the asset. The estimated useful lives generally are 30 years for buildings and land improvements and 14.5 years for machinery and equipment. Special tools placed in service before January 1, 1999 are amortized using an accelerated method over the estimated life of those tools. Special tools placed in service beginning in 1999 are amortized using the units-of-production method over the expected vehicle model cycle life. Maintenance, repairs, and rearrangement costs are expensed as incurred.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 2. SUMMARY OF ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

      We test for impairment when events and circumstances warrant such a review. We evaluate the carrying value of long-lived assets for potential impairment generally on an operating business unit basis or at the individual asset (or asset group) level, if held for sale, using undiscounted after-tax estimated cash flows. An asset group is considered impaired when the anticipated separately identifiable cash flows from the asset group are less than the carrying value.

Stock Options

      Effective January 1, 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, for stock-based employee compensation. Under the modified prospective method of adoption provisions of SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, stock-based employee compensation expense recognized in 2004 and 2003 equals the expense that would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards from its original effective date. Results of prior years have not been restated.

      The following table illustrates the effect on net income and earnings per share had the fair value method been applied to all unvested outstanding stock option awards in each year (in millions):

	2004	2003	2002

Income/(loss) attributable to Common and Class B Stock after Preferred Stock dividends, as reported	$3,487	$495	$(995)
Add: Employee stock option expense included in reported net income, net of related tax effects	77	112	—
Deduct: Total employee stock option expense determined under fair value method for all awards, net of related tax effects	(77)	(112)	(179)

Pro forma net income/(loss)	$3,487	$495	$(1,174)

Amounts per share:
Basic — as reported	$1.91	$0.27	$(0.55)
Basic — pro forma	1.91	0.27	(0.65)
Diluted — as reported	$1.73	$0.27	$(0.54)
Diluted — pro forma	1.73	0.27	(0.64)

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 3. INCOME TAXES

      Components of income taxes, excluding discontinued operations, cumulative effects of changes in accounting principles and equity in net results of affiliated companies accounted for after-tax, are as follows:

	2004	2003	2002

Income/(loss) before income taxes (in millions)
U.S.	$3,099	$(246)	$1,211
Non-U.S.	1,501	1,501	(67)

Total	$4,600	$1,255	$1,144

Provision for income taxes (in millions)
Current:
Federal	$(119)	$(149)	$(423)
Non-U.S.	1,038	653	547
State and local	(148)	32	—

Total Current	771	536	124

Deferred:
Federal	958	(209)	261
Non-U.S.	(804)	(141)	(116)
State and local	12	(63)	73

Total Deferred	166	(413)	218

Total	$937	$123	$342

Reconciliation of effective tax rate
U.S. statutory rate	35%	35%	35%
Non-U.S. income taxes	(2)	(2)	(3)
State and local income taxes	1	(2)	5
Deductible dividends	(3)	(4)	(7)
General business credits	(3)	(12)	(20)
Dispositions and restructurings	—	—	20
Prior year settlements & claims	(6)	—	—
Other	(2)	(5)	—

Effective rate	20%	10%	30%

      Annual tax provisions include amounts considered sufficient to pay probable assessments for examination of prior-year tax returns by federal, foreign, state and local jurisdictions. Actual assessments may differ; however, we do not expect that such an outcome would have a material effect on the future financial statements for a particular year, although such an outcome is possible. No provision for deferred taxes has been made on $860 million of unremitted earnings (primarily earnings for periods prior to 1998) that are considered to be indefinitely invested in non-U.S. subsidiaries. Deferred taxes for these unremitted earnings are not practicable to estimate.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 3. INCOME TAXES (Continued)

      The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2004	2003

Deferred tax assets
Employee benefit plans	$6,082	$6,721
Dealer and customer allowances and claims	3,196	3,177
Tax credit carryforwards	2,452	2,370
Other foreign deferred tax assets	2,639	2,012
Allowance for credit losses	1,957	1,930
All other	5,859	5,196

Total deferred tax assets	22,185	21,406
Deferred tax liabilities
Leasing transactions	7,662	7,956
Depreciation and amortization (excluding leasing transactions)	7,234	6,511
Finance receivables	2,826	2,953
All other	5,804	5,036

Total deferred tax liabilities	23,526	22,456

Net deferred tax assets/(liabilities)	$(1,341)	$(1,050)

      Operating loss carryforwards for tax purposes were $7.5 billion at December 31, 2004. A substantial portion of these losses has an indefinite carryforward period; the remaining losses will begin to expire in 2005. Tax credits available to offset future tax liabilities are $2.5 billion. A substantial portion has an indefinite carryforward period; the remainder begins to expire in 2010. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. Management believes that it is more likely than not that the deferred tax assets will be realized.

      On October 4, 2004, President Bush signed the Working Families Tax Relief Act of 2004, which retroactively reinstated the research tax credit from the June 30, 2004 expiration date. The reinstatement of the research tax credit was reflected in our fourth quarter 2004 results.

      During the fourth quarter, we settled various issues related to federal and state audits of the period 1990 to 2000. The primary settlement relates to foreign sales corporation claims. The acceptance by the Internal Revenue Service of these claims, as well as the settlement of other issues related to the tax years ended 1999 to 2000, resulted in a tax benefit of $270 million.

NOTE 4. DISCONTINUED AND HELD-FOR-SALE OPERATIONS

Automotive Sector

      Held-for-sale Operations. Consistent with our objectives to build on the basics and focus on core businesses, management committed in December 2004 to sell certain consolidated dealerships in the Asia Pacific and Africa/Mazda segment. The sale of these dealerships will allow us to concentrate on the production and marketing of our products in the Asia Pacific region rather than the day-to-day retailing operations. We expect to sell these operations during the next twelve months and have reported them as held for sale. We recorded a pre-tax charge of $16 million reflected in Income/(loss) before income taxes related to the anticipated loss on the sale of the net assets. The charge represents the difference between the anticipated selling price of the net assets, less costs to

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 4. DISCONTINUED AND HELD-FOR-SALE OPERATIONS (Continued)

sell them, and their recorded book values. We also recorded a pre-tax goodwill impairment of $64 million reflected in Income/(loss) before income taxes related to the disposal of these operations.

      At December 31, 2004, the assets of the held-for-sale operations consisted primarily of receivables and inventory totaling approximately $49 million and $114 million, respectively.

      Discontinued Operations. The Automotive sector completed the disposition of several of its non-core businesses initiated in 2002 and 2003, including our former automotive recycling businesses in the United States and Canada, our electric vehicle business in Norway, and our insurance-related products and services business in the UK. Associated with the disposition of the entities, we recorded pre-tax charges of $9 million, $105 million, and $168 million in 2004, 2003, and 2002 respectively, reflected in gain/(loss) on discontinued operations.

      In 2004, management committed to sell our Formula One racing operations, as these operations were not consistent with our Premier Automotive Group (“PAG”) Improvement Plan nor our goals to build on the basics and focus on our core business. We recorded a pre-tax charge of $69 million related to the anticipated loss on the sale of the net assets and a pre-tax impairment of goodwill of $204 million. We reclassified $45 million of pre-tax operating losses for the first nine months of 2004 and recorded a pre-tax charge of $23 million related to the write-down of inventory to Operating income/(loss) from discontinued operations. During the fourth quarter of 2004, we completed the sale of our Formula One racing operations and recorded additional pre-tax losses of $8 million.

      The results of all discontinued Automotive sector operations are as follows (in millions):

	2004	2003	2002

Sales	$186	$396	$665

Operating income/(loss) from discontinued operations	$(185)	$(64)	$(247)
Gain/(loss) on discontinued operations	(165)	(105)	(168)
(Provision for)/benefit from income taxes	122	29	89

Income/(loss) from discontinued operations	$(228)	$(140)	$(326)

      As of December 31, 2004, there are no significant assets or liabilities remaining on our balance sheet related to discontinued operations.

Financial Services Sector

      Discontinued Operations. Consistent with our strategy to focus on our core business, we expect to either complete the sale during 2005 or have already completed the disposition of the operations referenced below.

      During 2003, we completed the sale of Axus, our all-makes vehicle fleet leasing operations in Europe, New Zealand and Australia. In 2002, we recognized a pre-tax charge of $31 million, reflected in loss on discontinued operations. This amount represented the difference between the selling price of these assets, less costs to sell them, and their recorded book value.

      During 2004, we completed the sale of AMI Leasing and Fleet Management Services, our operation in the United States that offered full service car and truck leasing. In 2003, we recognized a pre-tax charge of $50 million, reflected in loss on discontinued operations. This amount represented the difference between the selling price of these assets, less costs to sell them, and their recorded book value.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 4. DISCONTINUED AND HELD-FOR-SALE OPERATIONS (Continued)

      During the fourth quarter of 2004, management committed to a plan to sell Triad Financial Corporation, our operation in the U.S. that specializes in automobile retail installment sales contracts with borrowers who generally would not be expected to qualify, based on their credit worthiness, for traditional financing sources such as those provided by commercial banks or automobile manufacturers’ affiliated finance companies. We expect to complete the sale of this business during 2005 for an amount approximately equal to book value.

      The results of all discontinued Financial Services sector discontinued operations are as follows (in millions):

	2004	2003	2002

Revenues	$395	$446	$665

Operating income/(loss) from discontinued operations	$138	$83	$27
Gain/(loss) on discontinued operations	—	(50)	(31)
(Provision for)/benefit from income taxes	(57)	(36)	(3)

Income/(loss) from discontinued operations	$81	$(3)	$(7)

      At December 31, 2004 and December 31, 2003, assets of our discontinued operations totaled approximately $2.2 billion and $1.8 billion, respectively, and consisted primarily of net finance receivables of about $1.7 billion and $850 million, respectively; net investment in operating leases of about $300 million at December 31, 2003; and retained interest in securitized assets of about $350 million and $450 million, respectively.

NOTE 5. MARKETABLE, LOANED AND OTHER SECURITIES

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

      We loan certain securities from our portfolio to other institutions. Such securities are classified as Loaned securities on the balance sheet. Collateral for the loaned securities, consisting of cash or other securities, is required to be maintained at a rate of 102% of the market value of a loaned security. Ford received securities as collateral in the amount of $399 million and $5.4 billion for 2004 and 2003, respectively. This collateral has not been pledged or sold. Cash collateral received is recorded as an asset in Other current assets, offset by an obligation to return the collateral in Other payables. Income received from loaning securities is recorded as Interest income and other non-operating income/(expense), net.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 5. MARKETABLE, LOANED AND OTHER SECURITIES (Continued)

      Investments in marketable and loaned securities at December 31 were as follows (in millions):

	2004				2003

		Unrealized				Unrealized
	Amortized			Book/Fair	Amortized			Book/Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Automotive
Trading	$7,648	$12	$23	$7,637	$13,069	$69	$4	$13,134
Available-for-sale:
U.S. government and agency	1,179	3	10	1,172	1,402	6	5	1,403
Other Debt Securities	548	1	9	540	448	4	6	446

Subtotal	1,727	4	19	1,712	1,850	10	11	1,849

Total	$9,375	$16	$42	$9,349	$14,919	$79	$15	$14,983

Financial Services
Trading	$560	$—	$—	$560	$501	$—	$—	$501
Available-for-sale:
Other Debt Securities	552	14	1	565	524	17	2	539
Equity	50	37	3	84	47	31	3	75

Subtotal	602	51	4	649	571	48	5	614
Held-to-maturity:
U.S. government	7	—	—	7	8	—	—	8

Total	$1,169	$51	$4	$1,216	$1,080	$48	$5	$1,123

      The proceeds and gains/(losses) from sales of available-for-sale securities were as follows (in millions):

	Proceeds			Gains/(Losses)

	2004	2003	2002	2004	2003	2002

Automotive	$7,615	$8,673	$3,445	$(12)	$9	$24
Financial Services	787	703	479	6	14	6

      The amortized cost and fair value of investments in available-for-sale and held-to-maturity securities by contractual maturity for Automotive and Financial Service sectors at December 31, 2004 were as follows (in millions):

	Automotive		Financial Services

	Available-for-Sale		Available-for-Sale		Held-to-Maturity

	Amortized	Fair	Amortized	Fair	Amortized	Fair
Contractual Maturity	Cost	Value	Cost	Value	Cost	Value

Automotive
1 year	$52	$52	$8	$8	$1	$1
2-5 years	1,218	1,209	212	212	4	4
6-10 years	211	205	80	85	—	—
11 years and later	246	246	69	73	2	2
Mortgage-backed securities	—	—	184	187	—	—
Equity securities	—	—	49	84	—	—

Total	$1,727	$1,712	$602	$649	$7	$7

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 5. MARKETABLE, LOANED AND OTHER SECURITIES (Continued)

      The fair value of the Company’s investments in an unrealized loss position at December 31, 2004, aggregated by investment category and length of time that the investments have been in a continuous loss position, are as follows (in millions):

	Less Than		12 Months
Description of Securities	12 Months		or Greater		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Automotive
U.S. government and agency	$737	$7	$76	$3	$813	$10
Other Debt Securities	435	4	11	5	446	9

Total	$1,172	$11	$87	$8	$1,259	$19

Financial Services
Other Debt Securities	$186	$1	$17	$—	$203	$1
Equity securities	2	—	4	3	6	3

Total	$188	$1	$21	$3	$209	$4

      We also hold an additional $2.5 billion investment in marketable securities as of December 31, 2004 in a Voluntary Employees Beneficiary Association trust (“VEBA”), which assets are used to fund certain employee benefit obligations in the near term. These investments are recorded at fair value and classified as other assets in our balance sheet. At December 31, 2004, the fair value and unrealized loss of these assets that have been in a continuous loss position for less that twelve months was $2 billion and $7 million, respectively, and the fair value and unrealized loss of these assets in a continuous loss position for twelve months or greater was $7 million and $4 million, respectively.

      Management has determined that the unrealized losses on our investments in debt and equity securities at December 31, 2004 are temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

NOTE 6. INVENTORIES — AUTOMOTIVE SECTOR

      Inventories at December 31 were as follows (in millions):

	2004	2003

Raw materials, work-in-process and supplies	$3,968	$3,813
Finished products	7,799	6,334

Total inventories at FIFO	11,767	10,147
Less LIFO adjustment	(1,001)	(996)

Total inventories	$10,766	$9,151

      Inventories are stated at lower of cost or market. About one-fourth of inventories were determined under the last-in, first-out method.

NOTE 7. EQUITY IN NET ASSETS OF AFFILIATED COMPANIES

      Mazda-related Investments: We have a 33.4% ownership interest in Mazda Motor Corporation (“Mazda”) and we account for this investment under the equity method. The carrying value of our

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 7. EQUITY IN NET ASSETS OF AFFILIATED COMPANIES (Continued)

investment in Mazda was $767.8 million and $655.9 million at December 31, 2004 and 2003, respectively. Included in our investment of Mazda is $88.4 million of goodwill. Dividends received from Mazda were $7.8 million, $6.9 million and $6.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The market value of our investment in Mazda as of December 31, 2004 is $1.5 billion.

      Summarized income statement information from the published Mazda’s audited financial statements for the twelve months ended September 30, 2004, 2003 and 2002 are as follows (in millions):

	2004	2003	2002

Net sales	$28,015	$20,281	$18,146
Cost and expenses	27,226	24,568	13,177
Income or loss from continuing operations	419	368	163
Net income	384	250	107

      Included in our Equity in net income/(loss) of affiliated companies was income/(loss) of $108.2 million, $73.5 million and $(3.5) million in 2004, 2003 and 2002, respectively, representing our share of Mazda’s results on a U.S. GAAP basis. There have been no events at Mazda subsequent to September 30, 2004 that would materially affect Ford’s consolidated financial position or results of operations. Balance sheet information for Mazda is insignificant to our consolidated balance sheet.

      Included in our investment in Mazda are convertible bonds issued by Mazda. The bonds are accounted for as an available-for-sale security and as of December 31, 2004 and 2003, these bonds had a fair value of $219 million and $210 million, respectively.

      Other Investments: During the year we evaluated and impaired three of our equity method investments; Ballard, Inc., Vastera, Inc. and certain Ford Credit unconsolidated investments in the Asia-Pacific region. The impairment tests considered the severity and duration of the decline in the investment’s fair value and the forecasted recovery of the investment’s fair value. We recorded a charge of $224 million related to the goodwill associated with these investments.

NOTE 8. NET PROPERTY AND RELATED EXPENSES — AUTOMOTIVE SECTOR

      Net property at December 31 was as follows (in millions):

	2004	2003

Land	$727	$675
Buildings and land improvements	12,598	12,204
Machinery, equipment and other	46,387	44,449
Construction in progress	2,089	2,647

Total land, plant and equipment	61,801	59,975
Accumulated depreciation	(31,013)	(30,048)

Net land, plant and equipment	30,788	29,927
Special tools, net of amortization	12,118	11,992

Net property	$42,906	$41,919

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 8. NET PROPERTY AND RELATED EXPENSES — AUTOMOTIVE SECTOR (Continued)

      Property-related expenses were as follows (in millions):

	2004	2003	2002

Depreciation	$3,242	$2,802	$2,424
Amortization of special tools	3,156	2,658	2,461

Total	$6,398	$5,460	$4,885

Maintenance and rearrangement	$1,971	$1,791	$1,952

NOTE 9. GOODWILL AND OTHER INTANGIBLES

      We perform our annual goodwill and intangible asset impairment test in the second quarter. The goodwill test is conducted on a reporting unit level that is aligned with our current senior management structure. To test for impairment, the carrying value of each reporting unit, including goodwill is compared with its fair value. Fair value is estimated using the present value of free cash flows method. No impairment resulted from our annual test in the second quarter of 2004.

      We impaired $64 million of goodwill related to dealerships in the Asia Pacific region that were classified as held for sale during the fourth quarter of 2004. In measuring the impairment, the carrying value of these dealerships, including goodwill, was compared against offers received from third parties.

      Changes in the carrying amount of goodwill are as follows (in millions):

				Financial Services
	Automotive Sector			Sector

			Ford Asia
			Pacific
	The	Ford	and	Ford
	Americas	Europe/PAG	Africa/Mazda	Credit	Hertz

Beginning balance, December 31, 2003*	$154	$4,951	$72	$68	$640
Goodwill acquired	34	11	—	—	—
Goodwill impairment	—	—	(64)	—	—
Exchange translation/other	—	286	(8)	(48)	8

Ending balance, December 31, 2004	$188	$5,248	$—	$20	$648

*	Beginning balance has been adjusted to reflect the reclassification of goodwill to assets of Discontinued/held-for-sale operations for entities classified as held for sale during the year.

     In addition, included within Equity in net assets of affiliated companies was goodwill of $166 million at December 31, 2004.

      The components of identifiable intangible assets are as follows as of December 31, 2004 (in millions):

	Automotive Sector		Financial Services Sector

	Amortizable	Non-amortizable	Amortizable	Non-amortizable

Gross carrying amount	$604	$484	$94	$189
Less: accumulated amortization	(150)	—	(54)	—

Net intangible assets	$454	$484	$40	$189

      Pre-tax amortization expense related to these intangible assets for the years ended December 31, 2004 and 2003 was $36 million and $35 million, respectively. Intangible asset amortization is forecasted to range from $30 million to $40 million per year for the next five years.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 9. GOODWILL AND OTHER INTANGIBLES (Continued)

      In 2002 we adopted SFAS No. 142, Goodwill and Other Intangible Assets. As a result we recognized transition charges of $1,002 million. The charges primarily relate to the impairment of goodwill in Kwik-Fit, our former all-makes European vehicle repair business and the impairment of goodwill in Hertz’ industrial and construction equipment rental business.

NOTE 10. FINANCE RECEIVABLES — FINANCIAL SERVICES SECTOR

      Net finance receivables at December 31 were as follows (in millions):

	2004	2003

Retail	$84,843	$80,017
Wholesale	22,666	22,910
Other finance receivables	8,409	9,083

Total finance receivables	115,918	112,010
Allowance for credit losses	(2,166)	(2,338)
Other	72	331

Net finance and other receivables	$113,824	$110,003

      Finance receivables that originated outside the U.S. were $52.7 billion and $47.5 billion at December 31, 2004 and 2003, respectively. Other finance receivables consisted primarily of real estate, commercial and other collateralized loans and accrued interest.

      Included in net finance and other receivables at December 31, 2004 and 2003 were $16.9 billion and $14.3 billion, respectively, of receivables that have been sold for legal purposes to consolidated securitization SPEs and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors.

      Future maturities, exclusive of the effects of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, of total finance receivables including minimum lease rentals are as follows (in billions): 2005 — $64.7; 2006 — $24.3; 2007 — $13.9; thereafter — $10.1. Experience indicates that a substantial portion of the portfolio generally is repaid before the contractual maturity dates.

      Finance receivables subject to fair value at December 31, 2004 and 2003 were $106.2 billion and $102.0 billion, respectively. The fair value of these finance receivables at December 31, 2004 and 2003 was $106.4 billion and $103.8 billion, respectively.

      Included in retail receivables above are investments in direct financing leases. The net investment at December 31 was as follows (in millions):

	2004	2003

Total minimum lease rentals to be received	$4,972	$5,532
Less: Unearned income	(758)	(972)
Loan origination costs	50	42
Estimated residual values	3,367	4,017
Less: Allowance for credit losses	(82)	(139)

Net investment in direct financing leases	$7,549	$8,480

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 10. FINANCE RECEIVABLES — FINANCIAL SERVICES SECTOR (Continued)

      The investment in direct financing leases relates to the leasing of vehicles, various types of transportation and other equipment and facilities. Future maturities of minimum lease rentals, as included above, are as follows (in billions): 2005 — $2.1; 2006 — $1.5; 2007 — $1; thereafter — $0.4.

NOTE 11. NET INVESTMENT IN OPERATING LEASES — FINANCIAL SERVICES SECTOR

      The net investment in operating leases at December 31 was as follows (in millions):

	2004	2003

Vehicles and other equipment, at cost	$41,545	$44,098
Accumulated depreciation	(9,477)	(11,615)
Allowances for credit losses	(305)	(624)

Net investment in operating leases	$31,763	$31,859

      Included in net investment in operating leases at December 31, 2004 were interests in operating leases and the related vehicles of about $2.5 billion that have been transferred for legal purposes to consolidated securitization SPEs and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors.

      Minimum rentals on operating leases are contractually due as follows: 2005 — $4.7 billion; 2006 — $2.2 billion; 2007 — $1.3 billion; 2008 — $548 million; 2009 — $135 million; thereafter — $407 million.

      Assets subject to operating leases are depreciated primarily on the straight-line method over the term of the lease to reduce the asset to its estimated residual value. Estimated residual values are based on assumptions for used vehicle prices at lease termination and the number of vehicles that are expected to be returned. Operating lease depreciation expense (which includes gains and losses on disposal of assets) was $6.4 billion in 2004, $8.5 billion in 2003, and $9.9 billion in 2002.

NOTE 12. SALES OF RECEIVABLES — FINANCIAL SERVICES SECTOR

Servicing Portfolio

      We retain servicing rights for receivables sold in off-balance sheet securitization and whole-loan sale transactions. The servicing portfolio is summarized in the following table (in millions):

Retail & Wholesale
Receivables

Servicing portfolio at December 31, 2002	$75,071
Receivables sales	19,296
Collections	(40,197)

Servicing portfolio at December 31, 2003	54,170
Receivables sales	6,933
Collections	(21,530)

Servicing portfolio at December 31, 2004	$39,573

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 12. SALES OF RECEIVABLES — FINANCIAL SERVICES SECTOR (Continued)

Retained Interest

      Components of retained interest in securitized assets at December 31 include (in millions):

	2004	2003

Interest in sold wholesale receivables	$6,904	$9,249
Subordinated securities	875	1,455
Residual interest in securitization transactions	756	834
Restricted cash held for benefit of securitization SPEs	503	511
Senior securities	128	520

Retained interest in securitized assets	$9,166	$12,569

      Most of the retained interest in sold wholesale receivables ($5.5 billion and $8 billion at December 31, 2004 and December 31, 2003, respectively) represents our undivided interest in wholesale receivables that are available to support the issuance of additional securities by a securitization SPE; the balance represents credit enhancements.

      Retained interests are recorded at fair value. For wholesale receivables, book value approximates fair value because of their short-term maturities. The fair value of subordinated and senior securities is estimated based on market prices. In determining the fair value of residual interest in securitization transactions, we discount the present value of the projected cash flows retained at various discount rates based on economic factors in individual countries. Investments in subordinated securities and restricted cash are senior to the residual interest in securitization transactions.

Investment and Other Income

      The following table summarizes the activity related to off-balance sheet sales of receivables reported in Revenues for the years ended December 31 (in millions):

	2004	2003	2002

Net gain on sales of receivables	$155	$373	$489
Income on interest in sold wholesale receivables and retained securities	588	679	606
Servicing fees	372	618	689
Income on residual interest and other	815	941	775

Investment and other income related to sales of receivables	$1,930	$2,611	$2,559

      For the year ended December 31, 2004, we utilized certain point-of-sale assumptions in our retail transactions, which included discount rates of 11% to 13.5%, a prepayment speed of 0.8% to 1.5% (which represents expected payments earlier than scheduled maturity dates) and credit losses of 0.8% to 2.8% over the life of sold receivables. The weighted-average life of the underlying assets was 50.2 months. Our wholesale transactions included discount rates of 11% to 12%.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 12. SALES OF RECEIVABLES — FINANCIAL SERVICES SECTOR (Continued)

Cash Flow

      The following table summarizes the cash flow movements between the transferees and us in our off-balance sheet sales of receivables for the years ended December 31 (in millions):

	2004	2003	2002

Proceeds from sales of receivables	$10,319	$19,337	$40,138
Net change in retained interest	(374)	2,033	(5,355)
Servicing fees	372	618	689
Interest on retained securities and residual interest in securitization transactions	1,646	1,545	1,150
Repurchased retail receivables	(143)	(193)	(340)

Other Disclosures

      The following table summarizes key assumptions used in estimating cash flows from sold retail receivables and the corresponding sensitivity of the current fair values to 10% and 20% adverse changes (in millions):

		Impact on Fair Value Based
		on Adverse Change
	Assumption
	Percentage	10% Change	20% Change

	(annual rate)
Cash flow discount rate	11.0% - 13.5%	$(10)	$(18)
Estimated net credit loss rate	0.5% - 6.0%	(27)	(49)
Prepayment speed	0.8% - 2.0%	(18)	(37)

      The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.

      Outstanding delinquencies over 30 days related to the off-balance sheet securitized portfolio were $410 million and $704 million at December 31, 2004 and 2003, respectively. Credit losses, net of recoveries, were $244 million and $551 million for the years ended December 31, 2004 and 2003, respectively. Expected static pool credit losses related to outstanding securitized retail receivables were 2.07% at December 31, 2004. To calculate the static pool credit losses, actual and projected future credit losses are added together and divided by the original balance of each pool of assets.

On-Balance Sheet Securitization Special Purpose Entities

      We use SPEs, including on-balance sheet SPEs, in a variety of securitization transactions as a source of funds for our operations. At December 31, 2004 and 2003, about $16.9 billion and $14.3 billion, respectively, of finance receivables have been sold for legal purposes to consolidated securitization SPEs. In addition, at December 31, 2004, interests in operating leases and the related vehicles of about $2.5 billion have been transferred for legal purposes to consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are only available to pay the obligations or claims of the SPEs; they are not available to pay our other obligations or the claims of our other creditors. The associated debt issued by the SPEs was $16.5 billion and $9.3 billion at December 31, 2004 and 2003, respectively, and includes both asset-backed commercial paper and notes payable out of collections on these receivables and interests in operating leases and the related vehicles. This debt is the legal obligation of the SPEs, but for financial statement reporting purposes is reported as debt on our balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 13. ALLOWANCE FOR CREDIT LOSSES — FINANCIAL SERVICES SECTOR

      The allowance for credit losses is our estimate of the credit losses related to impaired receivables and operating leases as of the date of the financial statements. This allowance is based on factors including historical credit loss trends, the credit quality of our present portfolio, trends in historical and projected used vehicle values and general economic measures. Additions to the allowance for credit losses are made by recording charges to the provision for credit losses on our income statement. Finance receivables and lease investments are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses.

      Changes in the allowance for credit losses for finance receivables, investment in direct financing leases and investment in operating leases were as follows (in millions):

	2004	2003	2002

Beginning balance	$2,962	$3,054	$2,610
Provision for credit losses	923	1,928	2,778
Total charge-offs and recoveries:
Charge-offs	(1,843)	(2,409)	(2,613)
Recoveries	477	475	469

Net charge-offs	(1,366)	(1,934)	(2,144)
Other changes, principally amounts related to finance receivables sold and translation adjustments	(48)	(86)	(190)

Ending balance	$2,471	$2,962	$3,054

NOTE 14. LIABILITIES — AUTOMOTIVE SECTOR (IN MILLIONS)

	2004	2003

Accrued Liabilities (Current)
Dealer and customer allowances and claims	$16,356	$16,098
Deferred revenue	3,502	2,587
Deferred income taxes	2,514	2,996
Employee benefit plans	1,990	1,732
Postretirement benefits other than pensions	1,572	1,397
Accrued interest	1,538	1,814
Other	6,101	5,519

Total accrued liabilities	$33,573	$32,143

Other Liabilities (Non-current)
Postretirement benefits other than pensions	$15,306	$17,136
Dealer and customer allowances and claims	8,557	9,097
Employee benefit plans	5,010	5,189
Pension liability	3,735	4,382
Other	3,091	4,085

Total other liabilities	$35,699	$39,889

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 15. DEBT AND COMMITMENTS

      Automotive and Financial Services debt as of December 31 was as follows (in millions):

	Automotive				Financial Services

	Weighted				Weighted
	Average				Average
	Rate (a)		Amount		Rate (a)		Amount

	2004	2003	2004	2003	2004	2003	2004	2003

Debt payable within one year
Short-term			$270	$608			$1,868	$1,238
Commercial paper			—	—			23,303	17,295
Other short-term			—	—			9,389	9,234

Total short-term debt	8.6%	5.3%	270	608	2.8%	2.1%	34,560	27,767
Long-term payable within one year
Senior indebtedness			707	510			30,896	30,480
Subordinated indebtedness	—	—	—	688	—	—	—	—

Total debt payable within one year			977	1,806			65,456	58,247
Long-term debt
Senior indebtedness
Notes and bank debt	7.4%	7.3%	12,303	13,832	4.1%	4.3%	88,328	99,987
Unamortized discount			—	—			(89)	(66)

Total senior indebtedness			12,303	13,832			88,239	99,921
Subordinated indebtedness	6.5%	6.5%	5,155	5,155	9.4%	9.4%	843	843

Total long-term debt			17,458	18,987			89,082	100,764

Total debt			$18,435	$20,793			$154,538	$159,011

Fair value (b)			$18,301	$20,120			$156,967	$162,635

							Maturity
							Average
	2005	2006	2007	2008	2009	Thereafter	(Years)

Long-term debt maturities
Automotive	$707	$538	$422	$335	$157	$16,006	25
Financial Services	30,896	24,444	20,105	7,759	14,139	22,635	4

(a)	Includes the effect of interest rate swaps.

(b)	Based on quoted market prices or current rates for similar debt with the same remaining maturities.

Subordinated Indebtedness

      Ford Motor Company Capital Trust II, a subsidiary trust (“Trust II”), has outstanding 6.50% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $5 billion (the “Trust II Preferred Securities”). The sole assets of Trust II are $5.2 billion principal amount of 6.50% Junior Subordinated Debentures due 2032 of Ford Motor Company (the “Subordinated Debentures”). At our option, we may redeem the Subordinated Debentures, in whole or in part, on or after January 15, 2007. To the extent we redeem the Subordinated Debentures or upon the maturity of the Subordinated Debentures, Trust II is required to redeem the Trust II Preferred Securities at $50 per share plus accrued and unpaid distributions. We guarantee the payment of all distribution and other payments of the Trust II Preferred Securities to the extent not paid by Trust II, but only if and to the extent we have made a payment of interest or principal on the Subordinated Debentures.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 15. DEBT AND COMMITMENTS (Continued)

Credit Facilities*

Automotive Sector

      At December 31, 2004, the Automotive sector had $7.2 billion of contractually committed credit agreements with various banks, of which $7.1 billion were available for use. Eighty percent of the total facilities are committed through June 30, 2009. Of the $7.2 billion, $6.9 billion constitute global credit facilities and may be used, at Ford’s option, by any of its direct or indirect majority-owned subsidiaries on a guaranteed basis. Ford also has the ability to transfer, on a non-guaranteed basis, $2.6 billion of such global credit facilities to Ford Credit and $518 million to FCE Bank plc. (“FCE”), Ford Credit’s European operation. All of the global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers that would limit our ability to borrow).

Financial Services Sector

      For additional funding and to maintain liquidity, Ford Credit and its majority-owned subsidiaries, including FCE, have contractually committed credit facilities with financial institutions that totaled approximately $7.5 billion at December 31, 2004. This includes $4.3 billion of Ford Credit facilities ($3.9 billion global and approximately $400 million non-global) and $3.2 billion of FCE facilities ($3.0 billion global and approximately $200 million non-global). Approximately $800 million of the total facilities were in use at December 31, 2004. These facilities have various maturity dates. Of the $7.5 billion, about 39% of these facilities are committed through June 30, 2009. The global credit facilities may be used, at Ford Credit’s or FCE’s option, by any of their direct or indirect, majority-owned subsidiaries. Ford Credit or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that would limit our ability to borrow.

      Additionally, at December 31, 2004, banks provided $18.0 billion of contractually committed liquidity facilities supporting two asset-backed commercial paper programs; $17.5 billion supported FCAR Owner Trust (“FCAR”) program and $500 million supported Ford Credit’s off-balance sheet wholesale securitization program. Unlike the credit facilities described above, these facilities provide liquidity exclusively to each individual asset-backed commercial paper program. Utilization of these facilities is subject to conditions specific to each program. At December 31, 2004, about $15.7 billion of FCAR’s bank credit facilities were available to support FCAR’s asset-backed commercial paper or subordinated debt. The remaining $1.8 billion of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt.

      At December 31, 2004, Hertz had committed credit facilities totaling $2.8 billion. Of this amount, $1.3 billion represented global and other committed credit facilities ($708 million of which are available through June 30, 2009 and $560 million of which have various maturities of up to four years); $500 million consisted of a revolving credit line provided by Ford, which currently expires in June 2006; $215 million consisted of asset-backed letters of credit, and $814 million consisted of 364-day asset-backed commercial paper facilities.

*	Credit facilities of our Variable Interest Entities are excluded as we do not control their use.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 16. VARIABLE INTEREST ENTITIES

      Effective July 1, 2003, we adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”), for VIEs formed prior to February 1, 2003. In December 2003, the FASB issued FIN 46R, which revised FIN 46, in order to clarify the provisions of the original interpretation. As a result of consolidating VIEs of which we are the primary beneficiary, in 2003 we recognized a non-cash charge of $264 million as the Cumulative effect of change in accounting principle in our statement of income. The charge represented the difference between the fair value of the assets, liabilities and minority interests recorded upon consolidation and the carrying value of the investments. Recorded assets excluded goodwill in accordance with FIN 46.

      The liabilities recognized as a result of consolidating the VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in our December 31, 2004 balance sheet are $4.0 billion of VIE assets.

Automotive Sector

VIEs of which we are the primary beneficiary:

      The activities with the joint ventures described below include purchasing substantially all of the joint ventures’ output under a cost plus margin arrangement and/or volume dependent pricing. Described below are the most significant of the VIEs that were consolidated.

      Ford Otosan (“Otosan”) is a joint venture in Turkey with the Koc Group of Turkey (41% partner) and public investors (18%). Otosan is the single assembly supplier of the Ford Transit Connect and an assembly supplier of the Ford Transit van.

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

      We hold equity interests in certain Ford and/or Lincoln Mercury dealerships. As of December 31, 2004, we consolidated a portfolio of approximately 135 dealerships that are part of our Dealer Development program. The program’s purpose is to facilitate the establishment of independent franchised dealers by allowing a participating dealership operator to become the sole owner of a Ford and/or Lincoln Mercury dealership corporation by purchasing equity from us using the operator’s share of dealership net profits. We supply and finance the majority of vehicles and parts to these dealerships and the operators have a contract to buy our equity interest over a period of time.

VIEs of which we are not the primary beneficiary:

      At December 31, 2004, we had an investment in Trust II that is a VIE of which we are not the primary beneficiary. Another subsidiary trust, Ford Motor Company Capital Trust (“Trust I”), held debentures, which were redeemed on January 2, 2004. Effective July 1, 2003, we deconsolidated

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 16. VARIABLE INTEREST ENTITIES (Continued)

Trust I and Trust II. Our obligation to Trust I was satisfied in 2004 and our obligation to Trust II is presented as Subordinated debt on our balance sheet. For further discussion of Trust II, see Notes 15 and 17.

      We had several investments in other joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure (approximately $11 million at December 31, 2004) to any potential losses, should they occur, associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs.

Financial Services Sector

      Ford Credit uses SPEs in a variety of on-balance sheet and off-balance sheet securitization transactions. On-balance sheet SPEs, discussed in Note 12, are considered VIEs under FIN 46 and have been consolidated.

      Ford Credit has investments in certain joint ventures deemed to be VIEs of which it is not the primary beneficiary. The risks and rewards associated with Ford Credit’s interests in these entities are based primarily on ownership percentages. Ford Credit’s maximum exposure (approximately $141 million at December 31, 2004) to any potential losses, should they occur, associated with these VIEs is limited to its equity investments.

      We also sell, in contractually committed agreements, finance receivables and notes backed by interests in vehicles subject to operating leases to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by us. At December 31, 2004, approximately $5.0 billion of finance receivables and notes have been sold.

NOTE 17. CAPITAL STOCK AND AMOUNTS PER SHARE

      All general voting power is vested in the holders of Common Stock and Class B Stock. Holders of Common Stock have 60% of the general voting power and holders of Class B Stock are entitled to such number of votes per share as would give them the remaining 40%. Shares of Common Stock and Class B Stock share equally in dividends, with stock dividends payable in shares of stock of the class held. If liquidated, each share of Common Stock will be entitled to the first $0.50 available for distribution to holders of Common Stock and Class B Stock, each share of Class B Stock will be entitled to the next $1.00 so available, each share of Common Stock will be entitled to the next $0.50 so available and each share of Common and Class B Stock will be entitled to an equal amount thereafter.

      In December 2002, we redeemed for cash, at an aggregate redemption price of $177 million, all of our outstanding Series B Depositary Shares, representing 1/2000 of a share of $1.00 par value Series B Cumulative Preferred Stock.

      As discussed in Note 15, Trust II Preferred Securities with an aggregate liquidation preference of $5 billion are outstanding. At the option of the holder, each Preferred Security is convertible, at any time on or before January 15, 2032, into shares of Ford Common Stock at a rate of 2.8249 shares for each Preferred Security (equivalent to a conversion price of $17.70 per share). Conversion of all shares of such securities would result in the issuance of 282 million shares of Ford Common Stock.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 17. CAPITAL STOCK AND AMOUNTS PER SHARE (Continued)

      Changes to the number of shares of capital stock issued were as follows (shares in millions):

	Common	Class B
	Stock	Stock	Preferred

Issued at December 31, 2001	1,837	71	0.004
2002 — Series B Redemption	—	—	(0.004)

Issued at December 31, 2004 and 2003	1,837	71	0.000

Authorized at December 31, 2004 and 2003	6,000	530	30

Amounts Per Share of Common and Class B Stock

      The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options and convertible securities, considered to be potentially dilutive. Basic and diluted income/(loss) per share were calculated using the following number of shares (in millions):

	2004	2003		2002

Basic and Diluted Income/(Loss)
Income/(loss) from continuing operations	$3,634	$902		$355
Preferred Stock dividends	—	—		(15)

Basic income/(loss) from continuing operations attributable to Common and Class B Stock	3,634	902		340
Effect of dilutive convertible preferred securities	199	—		—

Diluted income/(loss) from continuing operations attributable to Common and Class B Stock	$3,833	$902		$340

Diluted Shares
Average shares outstanding	1,830	1,832		1,819
Restricted and uncommitted-ESOP shares	(4)	(2)		(1)

Basic shares	1,826	1,830		1,818
Net dilutive options and restricted and uncommitted ESOP shares	18	13		11
Dilutive convertible preferred securities	282	—	*	— *

Diluted shares	2,126	1,843		1,829

*	Not included in calculation of diluted earnings per share due to their antidilutive effect are 282 million shares related to convertible preferred securities in 2003 and 2002.

NOTE 18. STOCK OPTIONS

      We have stock options outstanding under two Long-term Incentive Plans (“LTIP”), the 1990 LTIP and the 1998 LTIP. No further grants may be made under the 1990 LTIP and all outstanding options are exercisable. Grants may be made under the 1998 LTIP through April 2008. All outstanding options under the 1990 LTIP continue to be governed by the terms and conditions of the existing option agreements for those grants. Under the 1998 LTIP, 33% of the options are generally exercisable after the first anniversary of the date of grant, 66% after the second anniversary, and 100% after the third anniversary. Stock options expire ten years from the grant date and, beginning January 1, 2003, are expensed. Additionally, we have outstanding performance stock rights, restricted stock units, restricted stock grants and equivalents, and stock appreciation rights.

      Under the 1998 LTIP, 2% of our issued common stock as of December 31 becomes available for granting plan awards in the succeeding calendar year. Any unused portion is available for later

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 18. STOCK OPTIONS (Continued)

years. The limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years. At December 31, 2004, the number of unused shares carried forward aggregated to 49.7 million shares.

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
Stock Option Activity	(millions)	Price	(millions)	Price	(millions)	Price

Outstanding, beginning of year	234.7	$19.34	212.9	$20.88	172.1	$22.01
Granted	26.7	13.46	31.3	7.93	50.6	16.29
Exercised*	(11.7)	10.60	(4.2)	11.06	(4.3)	7.63
Terminated/expired or surrendered	(4.3)	18.68	(5.3)	19.90	(5.5)	24.37

Outstanding, end of year	245.4	19.13	234.7	19.34	212.9	20.88

Exercisable, end of year	183.0	21.41	161.7	21.44	134.0	21.02

*	Exercised at option prices ranging from $7.55 to $12.53 during 2004, $10.99 to $13.54 during 2003, and $7.09 to $12.53 during 2002.

     Details on various stock option exercise price ranges are as follows:

	Outstanding Options			Exercisable Options

		Weighted-	Weighted-		Weighted-
	Shares	Average Life	Average	Shares	Average
Range of Exercise Prices	(millions)	(years)	Exercise Price	(millions)	Exercise Price

$ 7.40 - $10.58	29.9	8.2	$8.04	8.9	$8.11
10.62 - 15.81	67.7	4.7	12.84	41.5	12.53
15.91 - 23.88	91.3	5.6	20.07	76.3	20.70
23.97 - 35.79	55.8	5.2	30.88	55.6	30.91
41.03 - 42.52	0.7	3.3	41.42	0.7	41.42

Total options	245.4			183.0

      The estimated fair value of stock options at the time of grant using the Black-Scholes option pricing model was as follows:

	2004	2003	2002

Fair value per option	$4.71	$2.07	$5.76
Assumptions:
Annualized dividend yield	3.0%	5.1%	2.5%
Expected volatility	42.2%	39.3%	35.0%
Risk-free interest rate	3.4%	3.7%	5.1%
Expected option term (in years)	7	7	7

      See Note 2 for a discussion of the impact on earnings of our adoption of SFAS No. 123 in respect to stock option awards, effective January 1, 2003.

NOTE 19. DERIVATIVE FINANCIAL INSTRUMENTS

      SFAS No. 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on our balance sheet, including embedded derivatives.

      Our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices and interest rates. The objective of our risk

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 19. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

management program is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on derivatives used to hedge them. We have hedge documentation that defines the hedging objectives, practices, procedures, and accounting treatment. Our hedging program and our derivative positions and strategy are reviewed on a regular basis by our management.

      We have elected to apply hedge accounting to a portion of our derivatives. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time they are designated as well as throughout the hedge period. Some derivatives do not qualify for hedge accounting under SFAS No. 133; for others, we elect not to apply hedge accounting treatment. For both of these, the mark to fair value is reported currently through earnings. Regardless of hedge accounting treatment, derivative positions are used only to manage identified exposures.

      The use of derivatives to manage market risk results in counterparty risk, or the risk of a counterparty defaulting on a derivative contract. We enter into master netting agreements with counterparties that usually allow for netting of certain exposures. We establish exposure limits for each counterparty to minimize risk and provide counterparty diversification. Substantially all our counterparty exposures are with counterparties that have long-term debt ratings of single-A or better.

Automotive Sector

      Cash Flow Hedges: We use forward contracts and options, which qualify as cash flow hedges to manage our exposure to foreign currency exchange and commodity price risks. The effective portion of changes in the fair value of cash flow hedges is deferred in Accumulated Other Comprehensive Income (“OCI”) and is recognized in Cost of sales when the hedged item affects earnings.

      Derivatives used to manage financial exposures for foreign exchange and commodity price risks generally mature within three years or less, with a maximum maturity of five years. Cash flow hedges are discontinued when it is probable that the original forecasted transaction will not occur. The impact to earnings associated with hedge ineffectiveness from cash flow hedges was recorded in Cost of sales as a gain of $1 million in 2004 and a gain of $36 million in 2003.

      Net Investment Hedges: We use foreign currency contracts to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities. The change in the value of these derivatives is recorded in OCI as a foreign currency translation adjustment. The ineffectiveness related to net investment hedges is recorded in Cost of sales. Losses of $2 million and gains of $95 million were recorded in 2004 and 2003, respectively.

      Other Derivative Instruments: As previously stated, some derivatives do not qualify for hedge accounting treatment or we elect not to apply hedge accounting. We refer to these as non-designated hedges. In such cases, both the unrealized and realized gains and losses are reported in Cost of sales. The impact to earnings associated with non-designated hedges were gains of $338 million and $268 million in 2004 and 2003, respectively. These earnings include gains of $257 million and $128 million for 2004 and 2003, respectively, related to the revaluation of foreign currency derivatives that were offset by revaluation losses on foreign denominated debt, also reported in Cost of sales.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 19. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

      Cash Flow Hedges: Ford Credit designates interest rate swaps as cash flow hedges to manage its exposure to interest rate risks. The impact to earnings associated with hedge ineffectiveness was recognized in Revenues as gains of $12 million and $3 million in 2004 and 2003, respectively. In assessing hedge effectiveness for cash flow hedges related to interest rates, Ford Credit uses the variability of cash flows method and excludes accrued interest. Net interest settlements and accruals excluded from the assessment of hedge effectiveness were expenses of $354 million and $482 million in 2004 and 2003, respectively, and recorded in Interest expense. Ford Credit also excludes from the assessment of hedge effectiveness foreign exchange adjustments, representing the portion of the derivative’s fair value attributable to the change in foreign currency exchange rates for the reporting period; these adjustments in 2004 and 2003 were amounts that were not significant. While net interest settlements and accruals and foreign currency adjustments are excluded from hedge effectiveness testing, they are included in evaluating the overall risk management objective.

      Ford Credit’s designated cash flow hedges include hedges of revolving commercial paper balances. At December 31, 2004, the maximum term of these hedges is 37 months.

      Fair Value Hedges: Ford Credit uses interest rate swaps to hedge its exposure to interest rate risk. Unrealized gains and losses related to derivatives in fair value hedges, along with changes in the fair value of the underlying hedged exposure are recognized and recorded in Revenues. The impact to earnings from hedge ineffectiveness were gains of $10 million and $255 million in 2004 and 2003, respectively. In assessing hedge effectiveness, we exclude accrued interest on the receive and pay legs of the swaps. Net interest settlements and accrual income of $2.1 billion and $1.8 billion in 2004 and 2003, respectively, were recorded as a reduction in Interest expense. Ford Credit also excludes from the assessment of hedge effectiveness foreign exchange adjustments, representing the portion of the derivative’s fair value attributable to the change in foreign currency exchange rates for the reporting period, which were favorable adjustments totaling $0.4 billion in 2004 and $1.3 billion in 2003. While net settlements and foreign currency adjustments are excluded from Ford Credit’s hedge effectiveness testing, they are included in evaluating the overall risk management objective. The adjustments related to the foreign currency derivatives reported above were offset by revaluation impacts on debt denominated in a currency other than the location’s functional currency, which was also recorded in Revenues.

      Net Investment Hedges: Ford Credit uses foreign currency forward exchange contracts and options to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to its investment in foreign entities. Changes in the value of these derivatives are recorded in OCI as a foreign currency translation adjustment.

      Ineffectiveness, which is recognized in Revenues, were losses of $29 million and $17 million in 2004 and 2003, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 19. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

      Other Derivative Instruments: As previously stated, some derivatives do not qualify for hedge accounting treatment or Ford Credit elects not to apply hedge accounting (non-designated hedges). For non-designated hedges we recorded gains of $289 million and $58 million in 2004 and 2003, respectively, related to unrealized gains and losses resulting from the effect of changes in interest rates. In addition, net interest settlements and accruals related to derivatives that were non-designated resulted in income of $52 million and $105 million in 2004 and 2003, respectively. These net interest settlement and accrual amounts were included in evaluating Ford Credit’s overall risk management objective. Unrealized and realized gains and losses related to certain non-designated foreign currency derivatives resulted in favorable adjustments totaling $0.4 billion in 2004 and $1.9 billion in 2003. The adjustments related to foreign currency derivatives reported above were offset by revaluation impacts on the related debt denominated in a currency other than the location’s functional currency. Both the unrealized and realized gains and losses on non-designated derivatives were recorded in Revenues.

Total Company

      Summary of OCI Activity: The following table summarizes activity in OCI excluding foreign currency translation adjustments on net investment hedges for both the Automotive and Financial Services sectors during the years ended December 31, (in millions):

	2004	2003

Beginning of year
Net unrealized gain/(loss) on derivative financial instruments	$1,302	$313
Increase/(decrease) in fair value of derivatives	961	1,072
(Gains)/losses reclassified from OCI	(1,023)	(83)

End of year
Net unrealized gain/(loss) on derivative financial instruments	$1,240	$1,302

      We expect to reclassify for Automotive and Financial Services sectors, existing net gains of $786 million from OCI to net income during the next twelve months as the underlying exposures are realized.

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

	2004		2003

	Fair Value	Fair Value	Fair Value	Fair Value
	Assets	Liabilities	Assets	Liabilities

Automotive
Total derivative financial instruments	$3.1	$0.9	$2.3	$0.6

Financial Services
Foreign currency swaps, forwards and options	$4.2	$1.1	$6.3	$1.5
Interest rate swaps	3.1	0.2	3.9	0.2
Impact of netting agreements	(0.3)	(0.3)	(0.3)	(0.3)

Total derivative financial instruments	$7.0	$1.0	$9.9	$1.4

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 19. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

      The Automotive and Financial Services sectors held derivative instruments with notional values of $71 billion and $166 billion, respectively, at December 31, 2004.

NOTE 20. OPERATING CASH FLOWS BEFORE SECURITIES TRADING

      The reconciliation of Net income/(loss) from continuing operations to cash flows from operating activities before securities trading is as follows (in millions):

	2004		2003		2002

		Financial		Financial		Financial
	Automotive	Services	Automotive	Services	Automotive	Services

Net income/(loss) from continuing operations	$490	$3,144	$(1,060)	$1,963	$(915)	$1,571
Depreciation and special tools amortization	6,398	6,618	5,460	8,771	4,885	10,155
Amortization of intangibles	26	10	24	11	21	19
Net losses/(earnings) from equity investments in excess of dividends received	3	—	(2)	—	134	13
Provision for credit/insurance losses	—	1,212	—	2,248	—	3,053
Foreign currency adjustments	1	—	160	—	51	—
Loss on sale of business	16	—	—	—	519	—
Stock option expense	105	14	154	19	—	—
Provision for deferred income taxes	2,781	1,502	783	1,274	(1,378)	595
Decrease/(increase) in accounts receivable and other assets	(425)	4,279	(1,789)	1,229	2,751	(2,904)
Decrease/(increase) in inventory	(112)	—	(505)	—	(644)	—
Increase/(decrease) in accounts payable and accrued and other liabilities	(8,571)	(928)	(2,017)	1,078	3,817	2,654
Other	686	(350)	110	(631)	224	(470)

Cash flows from operating activities before securities trading	$1,398	$15,501	$1,318	$15,962	$9,465	$14,686

      Cash paid/(received) for interest and income taxes was as follows (in millions):

	2004	2003	2002

Interest	$7,355	$7,543	$7,748
Income taxes	211	(1,046)	(1,883)

NOTE 21. ACQUISITIONS, DISPOSITIONS, RESTRUCTURINGS AND OTHER ACTIONS

Automotive Sector

      Acquisitions: In 2004, we acquired 100% ownership of ZF Batavia, LLC (renamed Batavia Transmissions, LLC) from ZF Transmissions Technologies LLC. Batavia Transmissions, LLC produces front wheel drive continuously variable transmissions and front wheel drive 4-speed automatic transmissions for use in certain of our vehicles sold in North America and Europe. We acquired Batavia Transmissions, LLC from ZF Transmission Technologies LLC, a company we jointly own (49%) with ZF Friedrichshafen Germany (51%). Prior to this acquisition we consolidated ZF Batavia LLC in accordance with FIN 46.

      Employee Separation Actions: In 2004, we announced the PAG Improvement Plan including hourly and salaried employee separation programs and the planned closure in 2005 of assembly

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 21. ACQUISITIONS, DISPOSITIONS, RESTRUCTURINGS AND OTHER ACTIONS (Continued)

operations at our Browns Lane facility. We recognized a pre-tax charge of $94 million in the Ford Europe and PAG segment related to the PAG Improvement Plan, $71 million of which was recognized in the fourth quarter. Estimated 2005 pre-tax charges related to the planned closure of Browns Lane in 2005 are $75 million. Additionally, pre-tax charges of $40 million related to hourly and salaried employee separation programs in Canada and Mexico were recognized in the Americas segment in 2004.

      In 2003, we initiated planned shift pattern changes at our Genk vehicle assembly plant and manufacturing, engineering and staff efficiency actions in Cologne and various UK locations. We recognized pre-tax charges of $92 million in 2004, $17 million of which was recognized in the fourth quarter, and $486 million in 2003 in employee separation costs associated with these actions. Also recorded in 2003 were pre-tax charges of $27 million related to other actions, including supplier claims.

      The charges for employee separation actions were recognized in Cost of sales. The table below summarizes the pre-tax charges incurred in 2004 for the employees separation actions described above, the related liability at December 31, 2004 and the estimated total charges related to these actions (in millions):

	Liability at				Liability at
	December 31,	Accrued in	Paid in		December 31,	Estimated
Segment	2003	2004	2004	Other*	2004	Total Costs

Ford Europe and PAG	$354	$186	$(273)	$8	$275	$774
The Americas	—	40	(40)	—	—	40

Total	$354	$226	$(313)	$8	$275	$814

*	Includes foreign currency translation adjustments.

     Additionally, in 2002, we recognized a pre-tax charge of $173 million related to the transfer of Transit vehicle production to Turkey, die-casting rationalization and other manufacturing actions in our Ford Europe and PAG segment. We also recognized a pre-tax charge of $157 million in 2002 related to line speed reduction at our Halewood facilities and other efficiency actions in our Ford Europe and PAG segment.

      Dispositions: In 2002, we completed the sale of our interest in Kwik-Fit Holdings Ltd. (“Kwik-Fit”), a European all-makes vehicle repair business, to an acquisition company formed by CVC Capital Partners. The sales price of £330 million (equivalent to about $500 million) consisted of a combination of approximately $300 million in cash and a note with a face value of approximately $200 million. We recognized a pre-tax loss of $519 million in cost of sales in 2002. Additionally, in 2002, we acquired a 19% equity stake in the acquisition company. Our disposal of our interest in Kwik-Fit was not reflected as a discontinued operation due to our continued involvement as an equity investor in the acquisition company. In 2003, we recognized pre-tax income of $49 million related to the acceleration of payments received on the note.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 21. ACQUISITIONS, DISPOSITIONS, RESTRUCTURINGS AND OTHER ACTIONS (Continued)

Financial Services Sector

      During 2004, Ford Credit announced a sales branch integration plan, which includes the consolidation of regional sales offices and an integration of branch locations. The sales branch integration plan will be completed during 2006. The costs associated with this restructuring action are reported in Operating and other expenses. The table below summarizes the pre-tax charge incurred, the related liability at December 31, 2004 and the estimated total charges related to these actions (in millions):

	Liability at				Liability at
	December 31,	Accrued in	Paid in		December 31,	Estimated
Segment	2003	2004	2004	Other	2004	Total Costs

Ford Credit	$—	$11	$(1)	$—	$10	$66

NOTE 22. RETIREMENT BENEFITS

Employee Retirement and Savings Plans

      We have two principal qualified defined benefit retirement plans in the U.S. The Ford-UAW Retirement Plan covers hourly employees represented by the UAW, and the General Retirement Plan covers substantially all other Ford employees in the U.S. hired on or before December 31, 2003. The hourly plan provides noncontributory benefits related to employee service. The salaried plan provides similar noncontributory benefits and contributory benefits related to pay and service. Other U.S. and non-U.S. subsidiaries have separate plans that generally provide similar types of benefits for their employees. We established, effective January 1, 2004, a defined contribution plan generally covering new salaried U.S. employees hired on or after that date. Ford-UAW Retirement Plan expense accruals for UAW-represented Ford employees assigned to Visteon Corporation (“Visteon Hourly Employees”) are charged to Visteon Corporation (“Visteon”), our largest supplier.

      For our plans that provide benefits based on salary, we project employee future salary growth for such salary-related benefits. Certain of our defined benefit pension plans provide benefits that are not based on salary (e.g., U.S. Ford-UAW Retirement Plan, noncontributory portion of the U.S. General Retirement Plan, and Canada Ford-UAW Retirement Plan). The salary growth assumption is not applicable to these benefits.

      Plan obligations and costs are based on existing retirement plan provisions. No assumption is made regarding any potential future changes to benefit provisions beyond those to which we are presently committed (e.g., in labor contracts).

      In general, our plans are funded, with the main exceptions of certain plans in Germany and the U.S. defined benefit plans for senior management. In such cases, an unfunded liability is recorded.

      The expense for our worldwide defined contribution plans was $80 million in 2004, $37 million in 2003 and $23 million in 2002. This includes the expense for company matching contributions to our primary savings plans (U.S. and Canada) of $40 million in 2004 and $0 in 2003 and 2002. The 2004 increase in savings plan expense was due to reinstatement of company matching contribution on salaried employee contributions in the U.S. and Canada.

Postretirement Health Care and Life Insurance Benefits

      We, and certain of our subsidiaries, sponsor plans to provide selected health care and life insurance benefits for retired employees. The Ford UAW Hospital-Surgical-Medical-Drug-Dental-Vision Program

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 22. RETIREMENT BENEFITS (Continued)

covers hourly employees represented by the UAW, and the Ford Salary Healthcare Plan covers substantially all other Ford employees in the U.S. hired before June 1, 2001. In December 2003, we announced a new postretirement health care plan for U.S. salary employees hired on or after June 1, 2001. The plan provides for annual company allocations to employee-specific notional accounts to be used to fund postretirement health care benefits. We also offer company-paid postretirement life insurance benefits to U.S. salary employees hired before January 1, 2004 and all U.S. hourly employees. Our employees generally may become eligible for benefits when they retire; however, benefits and eligibility rules may be modified from time to time.

      In 2003, we agreed to relieve Visteon of its responsibility for the postretirement health care and life insurance liability related to service prior to our spin off of Visteon at June 30, 2000 for the Visteon Hourly Employees. This resulted in a one-time charge to expense in 2003 of $1.6 billion, and the forgiveness of associated Visteon promissory notes previously included in plan assets. Pursuant to the agreement, the expense associated with service after June 30, 2000 for Visteon Hourly Employees is charged to Visteon. Postretirement health care and life insurance expense for former salaried Ford employees who transferred to Visteon and met certain age and service conditions at June 30, 2000 is also charged to Visteon.

      At December 31, 2004, we had a long-term receivable of $835 million representing Visteon’s responsibility for the postretirement health care and life insurance benefits of the Visteon Employees pursuant to the 2003 agreement. The receivable increased with expense charged to Visteon during 2004 and is expected to decrease as Visteon or the Visteon Voluntary Employees Beneficiary Association trust (“Visteon VEBA”) makes cash payments to us directly, in case of a payment from Visteon, or to us as Ford Plan Administrator, in case of a payment from the Visteon VEBA.

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

      At December 31, 2004, there was objective evidence that Visteon would be undertaking structural and strategic changes to its operations. Based on this and other considerations, we recorded a valuation allowance of $600 million against the receivable from Visteon in order to reflect our assessment of its recoverability. The receivable will be analyzed for recoverability on an on-going basis as future postretirement health care and life insurance expenses are allocated to Visteon. The effect of the valuation allowance is not included in the table below.

      On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. We provide retiree drug benefits that exceed the value of the benefits that will be provided by Medicare Part D, and our retirees’ out-of-pocket costs are less than they would be under Medicare Part D. Therefore, we have concluded that our plan is at least “actuarially equivalent” to the Medicare Part D plan and that we will be eligible for the subsidy. We have reflected the impact of the subsidy by reducing our 2004 expense by $250 million. We also recorded an unrecognized gain, which reduced our benefit obligation by $1.8 billion at December 31, 2003.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 22. RETIREMENT BENEFITS (Continued)

      The measurement date for substantially all of our worldwide postretirement benefit plans is December 31. Our expense for defined benefit pension, postretirement health care and life insurance benefits was as follows (in millions):

	Pension Benefits

							Health Care and
	U.S. Plans			Non-U.S. Plans			Life Insurance

	2004	2003	2002	2004	2003	2002	2004	2003	2002

Service cost	$636	$600	$556	$554	$492	$377	$542	$521	$427
Interest cost	2,445	2,442	2,453	1,332	1,170	977	1,964	2,004	1,801
Expected return on assets	(3,219)	(3,202)	(3,646)	(1,651)	(1,382)	(1,265)	(289)	(37)	(85)
Amortization of:
Prior service costs	502	472	529	106	135	137	(220)	(179)	(145)
(Gains)/losses and other	23	33	(130)	204	148	25	610	532	310
Separation programs	1	—	107	78	128	39	—	—	16
Visteon pre-spin liability	—	—	—	—	—	—	—	1,646	—
Allocated costs to Visteon	(107)	(88)	(62)	—	—	—	(228)	(314)	(228)

Net expense/(income)	$281	$257	$(193)	$623	$691	$290	$2,379	$4,173	$2,096

      The year-end status of these plans was as follows (in millions):

	Pension Benefits

					Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance

	2004	2003	2004	2003	2004	2003

Change in Benefit Obligation
Benefit obligation at January 1	$40,463	$37,153	$24,790	$20,698	$32,362	$30,263
Service cost	636	600	554	492	542	521
Interest cost	2,445	2,442	1,332	1,170	1,965	2,004
Amendments	—	1,282	118	5	2	(372)
Separation programs	74	—	78	80	—	—
Plan participant contributions	42	39	144	134	31	28
Benefits paid	(2,832)	(2,697)	(1,160)	(1,018)	(1,540)	(1,419)
Foreign exchange translation	—	—	1,944	3,269	86	12
Actuarial (gain)/loss	2,249	1,644	1,652	(40)	5,667	1,325

Benefit obligation at December 31	$43,077	$40,463	$29,452	$24,790	$39,115	$32,362

Change in Plan Assets
Fair value of plan assets at January 1	$37,016	$29,877	$16,548	$12,363	$3,565	$2,834
Actual return on plan assets	4,568	7,687	1,936	2,070	397	10
Company contributions	872	2,168	1,775	1,029	2,800	3,500
Plan participant contributions	42	39	144	134	—	—
Benefits paid	(2,832)	(2,697)	(1,160)	(1,018)	—	(877)
Foreign exchange translation	—	—	1,321	1,924	—	—
Visteon Promissory Notes/ Other	(38)	(58)	31	46	—	(1,902)

Fair value of plan assets at December 31	$39,628	$37,016	$20,595	$16,548	$6,762	$3,565

Funded status	$(3,449)	$(3,447)	$(8,857)	$(8,242)	$(32,353)	$(28,797)
Unamortized prior service costs	3,146	3,640	853	790	(1,128)	(1,352)
Unamortized net (gains)/losses and other	4,838	3,917	8,794	7,122	16,054	11,075

Net amount recognized	$4,535	$4,110	$790	$(330)	$(17,427)	$(19,074)

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 22. RETIREMENT BENEFITS (Continued)

	Pension Benefits

					Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance

	2004	2003	2004	2003	2004	2003

Amounts Recognized on the Balance Sheet Consisting of Assets/(Liabilities)
Prepaid assets*	$2,460	$2,567	$1,566	$182	$—	$—
Accrued liabilities*	(2,643)	(3,144)	(5,364)	(5,250)	(17,427)	(19,074)
Intangible assets	2,517	2,916	526	874	—	—
Accumulated other comprehensive income	2,201	1,771	4,062	3,864	—	—

Net amount recognized	$4,535	$4,110	$790	$(330)	$(17,427)	$(19,074)

Pension Plans in Which Accumulated Benefit Obligation Exceeds Plan Assets at December 31
Accumulated benefit obligation	$23,583	$22,334	$18,580	$21,145
Fair value of plan assets	20,940	19,378	13,145	15,832
Accumulated Benefit Obligation at December 31	$41,096	$38,786	$25,866	$21,797
Weighted Average Assumptions at December 31
Discount rate	5.75%	6.25%	5.18%	5.61%	5.75%	6.25%
Expected return on assets	8.75%	8.75%	7.76%	8.38%	7.93%	6.20%
Average rate of increase in compensation	4.50%	4.50%	4.00%	3.98%	4.50%	4.50%
Initial health care cost trend rate	—	—	—	—	9%	9%
Ultimate health care cost trend rate	—	—	—	—	5%	5%
Year ultimate trend rate is reached	—	—	—	—	2011	2010
Assumptions Used to Determine Net Benefit Cost for the Year Ending December 31
Discount rate	6.25%	6.75%	5.61%	5.65%	6.25%	6.75%
Expected return on assets	8.75%	8.75%	8.38%	8.40%	6.20%	6.00%
Average rate of increase in compensation	4.50%	5.20%	3.98%	3.98%	4.50%	5.20%
Weighted Average Asset Allocation at December 31
Equity securities	72.7%	72.2%	62.4%	63.7%	54.3%	0.0%
Debt securities	26.7%	26.3%	36.4%	34.5%	45.7%	100.0%
Real estate	0.0%	0.2%	0.9%	1.1%	0.0%	0.0%
Other assets	0.6%	1.3%	0.3%	0.7%	0.0%	0.0%

*	For plans with both prepaid assets and accrued liabilities, prepaid assets have been netted with accrued liabilities for presentation on our Sector and Consolidated Balance Sheets. Prior year presentation has been reclassified to conform to current presentation.

     A one percentage point increase/(decrease) in the assumed health care cost trend rate would increase/(decrease) the postretirement health care benefit obligation by approximately $5.2 billion/$(4.2) billion and the service and interest component of health care expense by $330 million/$(260) million. The actual retiree health care cost trend for 2004 was 9%.

Plan Contributions

      Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. We do from time to time make contributions beyond those legally required.

      Pension: In 2004, we made over $2.3 billion of cash contributions to our funded pension plans. During 2005, we expect to contribute $2.8 billion to our worldwide pension plans, including about $300 million of benefit payments paid directly by the Company in respect of unfunded plans. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 22. RETIREMENT BENEFITS (Continued)

major U.S. pension plans in 2005. We also do not expect to be required to pay any variable-rate premiums for our major plans to the Pension Benefit Guaranty Corporation in 2005.

      Health Care and Life Insurance: In 2004, we contributed $2.8 billion to our previously established VEBA for U.S. hourly retiree health care and life insurance benefits. During 2005, we expect to contribute $200 million to the VEBA.

Estimated Future Benefit Payments

      The following table presents estimated future gross benefit payments and subsidy receipts related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (in millions):

	Pension Benefits

	U.S. Plans	Non-U.S. Plans	Health Care and Life Insurance

	Benefit Payments	Benefit Payments	Benefit Payments	Subsidy Receipts

2005	$2,740	$1,290	$1,660	$—
2006	2,800	1,300	1,790	(80)
2007	2,870	1,320	1,930	(90)
2008	2,940	1,350	2,060	(100)
2009	2,990	1,410	2,180	(110)
2010 - 2014	15,320	7,840	12,270	(650)

Plan Asset Information

      Pension: Our investment strategy for pension assets has a long-term horizon and is tolerant of return volatility, in keeping with the long-term nature of the liabilities. The target asset allocation for our major plans worldwide generally is 70% equities, 30% fixed income. The present allocation to alternative investments (e.g., private equity) is below 1%. All assets are externally managed and investment managers have discretion to invest globally within their respective mandates. A diverse array of investment processes within asset classes reduces volatility. Most assets are actively managed; manager skill and broad mandates have generally produced long-term returns in excess of common market indices. Ford securities comprised less than one-half of one percent of the value of our worldwide pension plan assets during 2004 and 2003.

      Investment managers are permitted to use derivatives as efficient substitutes for traditional securities and to manage exposure to foreign exchange and interest rate risks. Interest rate and foreign currency derivative instruments are used for the purpose of hedging changes in the fair value of assets that result from interest rate changes and currency fluctuations. Derivatives may not be used to leverage or to alter the economic exposure to an asset class outside the scope of the mandate to which an investment manager has been appointed.

      The equity allocation shown at year-end 2004 and 2003 includes public equity securities, private equity investments, and REITS. Direct real estate investments shown separately reflect a liquidation strategy that has been in place for several years. Other assets include cash held for near-term benefit funding; cash held by investment managers for liquidity purposes is included in the appropriate asset class balance.

      The long-term return assumption at year-end 2004 is 8.75% for U.S. plans, 8.00% for U.K. plans and averages 7.76% for non-U.S. plans. A generally consistent approach is used worldwide to develop this assumption. This approach considers various inputs, including a review of historical plan returns and peer data, as well as long-run inputs from a range of internal and external advisors for capital market returns, inflation and other variables, adjusted for specific aspects of our strategy.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 22. RETIREMENT BENEFITS (Continued)

      At December 31, 2004, our actual 10-year annual rate of return on pension plan assets was 11.20% and 8.41% for U.S. and the U.K. plans, respectively.

      Health Care and Life Insurance: VEBA assets totaling $6.8 billion at December 31, 2004 include $5.2 billion of long-term investments, which are managed in a strategy similar to the pension investment strategy described previously. The remaining VEBA assets are invested in short-term fixed income securities, a portion of which is managed internally, with the remainder managed externally. Ford securities comprised less than one-half of one percent of the market value of the total retiree VEBA assets during 2004 and 2003.

      The equity allocation shown at year-end 2004 includes public equity securities and REITS. There were no investments in private equity or direct real estate investments at year-end 2004. Cash held by investment managers for liquidity purposes is included in the appropriate asset class balance.

      Investment managers are permitted to use derivatives as efficient substitutes for traditional securities and to manage exposure to foreign exchange and interest rate risks. Interest rate and foreign currency derivative instruments are used for the purpose of hedging changes in the fair value of assets that result from interest rate changes and currency fluctuations. Derivatives may not be used to leverage or to alter the economic exposure to an asset class outside the scope of the mandate to which an investment manager has been appointed.

      The expected return assumption applicable to the total retiree VEBA is 7.93%, reflecting the weighted average of the expected returns on the long-term and short-term portions of the portfolio. Since the assets in the long-term portion of the portfolio are managed in a strategy similar to the US pension plan, the expected return on this portion of the portfolio is identical to that used for the U.S. pension plan. The methodology used to develop the expected return assumption for the short-term portion of the portfolio considers inputs from a range of internal and external advisors for capital market returns.

NOTE 23. SEGMENT INFORMATION

      Our operating activity consists of two operating sectors, Automotive and Financial Services. Segment selection is based on the organizational structure we use to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure. During 2004, we changed the reporting of our Automotive sector to show three segments, The Americas, Ford Europe and PAG, and Ford Asia Pacific and Africa/ Mazda. Automotive sector prior period information has been reclassified to conform to current period presentation.

      The Americas segment includes primarily the sale of Ford, Lincoln and Mercury brand vehicles and related service parts in North America (U.S., Canada and Mexico) and Ford-brand vehicles and related service parts in South America, together with the associated costs to design, develop, manufacture and service these vehicles and parts.

      The Ford Europe and PAG segment includes primarily the sale of Ford-brand vehicles and related service parts in Europe and Turkey and the sale of PAG-brand vehicles (i.e., Volvo, Jaguar, Land Rover and Aston Martin) and related service parts throughout the world (including North America and South America), together with the associated costs to design, develop, manufacture and service these vehicles and parts.

      The Asia Pacific and Africa/ Mazda segment includes primarily the sale of Ford-brand vehicles and related service parts in the Asia Pacific region and South Africa, together with the associated

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 23. SEGMENT INFORMATION (Continued)

costs to design, develop, manufacture and service these vehicles and parts, and also includes our share of the results of Mazda and certain of our Mazda-related investments.

      The Other Automotive component of the Automotive sector consists primarily of certain centrally managed net interest expense, which is not managed individually by the three segments.

      Transactions among Automotive segments are presented on an absolute cost basis, eliminating the effect of legal entity transfer prices within the Automotive sector for vehicles, components and product engineering.

      The Financial Services sector includes two segments, Ford Credit and Hertz. Ford Credit provides vehicle-related financing, leasing, and insurance. Hertz rents cars, light trucks and industrial and construction equipment.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 23. SEGMENT INFORMATION (Continued)

	Automotive Sector

			Ford Asia
		Ford	Pacific &
		Europe	Africa/
	Americas	and PAG	Mazda	Other	Total
(in millions)
2004
Revenues
External customer	$86,015	$54,163	$6,956	$—	$147,134
Intersegment	3,588	2,630	113	—	6,331
Income
Income/(loss) before income taxes	824	(785)	82	(276)	(155)
Other disclosures
Depreciation and amortization	3,569	2,634	221	—	6,424
Automotive interest income	132	—	—	981	1,113
Interest expense	—	—	—	1,221	1,221
Cash out flow for capital expenditures					6,287
Unconsolidated affiliates
Equity in net income/(loss)	75	6	174	—	255
Investment in					1,907
Total assets at year end					116,422

2003
Revenues
External customer	$85,474	$46,947	$5,839	$—	$138,260
Intersegment	3,628	1,568	120	—	5,316
Income
Income/(loss) before income taxes	67	(1,449)	46	(572)	(1,908)
Other disclosures
Depreciation and amortization	3,346	1,924	214	—	5,484
Automotive interest income	119	—	—	751	870
Interest expense	—	—	—	1,323	1,323
Cash out flow for capital expenditures					7,357
Unconsolidated affiliates
Equity in net income/(loss)	(73)	17	130	—	74
Investment in					1,930
Total assets at year end					115,444

2002
Revenues
External customer	$88,619	$40,035	$4,379	$1,087	$134,120
Intersegment	4,104	1,295	—	—	5,399
Income
Income/(loss) before income taxes	1,914	(1,569)	(188)	(1,211)	(1,054)
Other disclosures
Depreciation and amortization	3,191	1,550	130	35	4,906
Automotive interest income	95	—	—	739	834
Interest expense	—	—	—	1,333	1,333
Cash out flow for capital expenditures					6,761
Unconsolidated affiliates
Equity in net income/(loss)	(154)	9	54	—	(91)
Investment in					2,470
Total assets at year end					102,770

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 23. SEGMENT INFORMATION (Continued)

	Financial Services Sector (a)					Total Company

	Ford
	Credit	Hertz	Other	Elims	Total	Elims (b)	Total
(in millions)
2004
Revenues
External customer	$17,404	$6,681	$433	$—	$24,518	$—	$171,652
Intersegment	478	19	13	(13)	497	(6,828)	—
Income
Income/(loss) before income taxes	4,431	493	84	—	5,008	—	4,853
Other disclosures
Depreciation and amortization	4,981	1,612	35	—	6,628	—	13,052
Automotive interest income							1,113
Interest expense	5,333	408	109	—	5,850	—	7,071
Cash out flow for capital expenditures	62	325	71	—	458	—	6,745
Unconsolidated affiliates
Equity in net income/(loss)	(2)	—	—	—	(2)	—	253
Investment in	170	—	—	—	170	—	2,077
Total assets at year end	172,621	14,417	1,881	—	188,919	—	305,341

2003
Revenues
External customer	$19,774	$5,926	$378	$—	$26,078	$—	$164,338
Intersegment	316	26	48	(51)	339	(5,655)	—
Income
Income/(loss) before income taxes	2,956	228	63	—	3,247	—	1,339
Other disclosures
Depreciation and amortization	7,076	1,658	48	—	8,782	—	14,266
Automotive interest income							870
Interest expense	5,831	373	116	—	6,320	—	7,643
Cash out flow for capital expenditures	30	254	95	—	379	—	7,736
Unconsolidated affiliates
Equity in net income/(loss)	12	—	(3)	—	9	—	83
Investment in	196	—	37	—	233	—	2,163
Total assets at year end	179,135	12,920	3,224	—	195,279	—	310,723

2002
Revenues
External customer	$22,169	$5,615	$354	$—	$28,138	$—	$162,258
Intersegment	269	33	61	(76)	287	(5,686)	—
Income
Income/(loss) before income taxes	1,979	200	(61)	—	2,118	—	1,064
Other disclosures
Depreciation and amortization	8,493	1,639	42	—	10,174	—	15,080
Automotive interest income							834
Interest expense	6,929	377	162	—	7,468	—	8,801
Cash out flow for capital expenditures	83	255	164	—	502	—	7,263
Unconsolidated affiliates
Equity in net income/(loss)	11	—	—	—	11	—	(80)
Investment in	197	—	29	—	226	—	2,696
Total assets at year end	170,369	11,479	5,584	—	187,432	—	290,202

(a)	Financial Services sector’s interest income is recorded as Revenues.

(b)	Includes intersector transactions occurring in the ordinary course of business.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 24. GEOGRAPHIC INFORMATION

	United		All	Total
	States	Europe	Other	Company
(in millions)
2004
External revenues	$100,208	$46,101	$25,343	$171,652
Net property	18,309	20,400	5,842	44,551
2003
External revenues	$103,482	$39,310	$21,546	$164,338
Net property	18,692	19,100	5,714	43,506
2002
External revenues	$108,163	$35,190	$18,905	$162,258
Net property	18,006	14,980	4,840	37,826

NOTE 25. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	2004				2003

	First	Second	Third	Fourth	First	Second	Third	Fourth
(in millions, except	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
amounts per share)
Automotive
Sales	$38,802	$36,662	$32,799	$38,871	$34,109	$34,101	$30,243	$39,807
Operating income/(loss)	2,003	206	(716)	(1,670)	831	(45)	(653)	(1,689)
Financial Services
Revenues	5,923	6,212	6,324	6,059	6,691	6,538	6,597	6,252
Income/(loss) before income taxes	1,043	1,528	1,391	1,046	654	713	1,023	857
Total Company
Income/(loss) from continuing operations	1,958	1,153	459	64	894	432	236	(660)
Net income/(loss)	1,952	1,165	266	104	896	417	(25)	(793)
Common and Class B per share from continuing operations
Basic	$1.07	$0.63	$0.25	$0.04	$0.49	$0.24	$0.13	$(0.36)
Diluted	0.95	0.56	0.24	0.03	0.45	0.23	0.13	(0.36)

      Certain amounts for prior periods were reclassified to conform with current period presentation. Reclassifications include the presentation of discontinued operations and Interest income and other non-operating income/(expense), net.

NOTE 26. COMMITMENTS AND CONTINGENCIES

Lease Commitments

      We lease land, buildings and equipment under agreements that expire in various years. Minimum rental commitments under non-cancelable operating leases were as follows (in millions):

	2005	2006	2007	2008	2009	Thereafter

Automotive	$472	$338	$281	$165	$136	$357
Financial Services	391	327	264	183	135	567

      Rental expense was $1.7 billion in 2004, $1.6 billion in 2003 and $1.3 billion in 2002.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 26. COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees

      The fair values of guarantees and indemnifications issued during 2004 and 2003 are recorded in the financial statements and are de minimis. At December 31, 2004, the following guarantees were issued and outstanding:

      Guarantees related to affiliates and third parties: We guarantee debt and lease obligations of certain joint ventures as well as certain financial obligations of outside third parties to support business and economic growth. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $471 million, the majority of which relates to the Automotive sector.

      In 1992, we issued $500 million of 7.25% Notes due October 1, 2008 (“Notes”). In 1999, the bondholders agreed to relieve us as the primary obligor with respect to the principal of these Notes. As part of this transaction, we placed certain financial assets into an escrow trust for the benefit of the bondholders, and the trust became the primary obligor with respect to the principal (we became secondarily liable for the entire principal amount).

      We also have guarantees outstanding associated with a subsidiary trust, Trust II. For further discussions of Trust II, refer to Notes 15 and 17.

      Indemnifications: In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction such as the sale of a business. These indemnifications might include claims against any of the following: environmental, tax and shareholder matters; intellectual property rights; power generation contracts; governmental regulations and employment-related matters; dealer, supplier, and other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable. We are party to numerous indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS — Continued

NOTE 26. COMMITMENTS AND CONTINGENCIES (Continued)

Product Performance

      Warranty: Estimated warranty costs and additional service actions are accrued for at the time the vehicle is sold to a dealer. Included in the warranty cost accruals are costs for basic warranty coverages on vehicles sold. Additional service actions such as product recalls and other customer service actions are not included in the warranty reconciliation below, but are also accrued for at the time of sale. Estimates for warranty costs are made based primarily on historical warranty claim experience. The following is a tabular reconciliation of the product warranty accrual (in millions):

	2004	2003

Beginning balance	$5,443	$5,401
Payments made during the year	(3,694)	(3,524)
Changes in accrual related to warranties issued during the year	3,611	3,562
Changes in accrual related to pre-existing warranties	161	(266)
Foreign currency translation and other	230	270

Ending balance	$5,751	$5,443

      Extended Service Plans: Fees or premiums for the issuance of extended service plans are recognized in income over the contract period in proportion to the costs expected to be incurred in performing services under the contract.

Litigation and Claims

      Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against us, including those arising out of alleged defects in our products; governmental regulations relating to safety, emissions and fuel economy; financial services; employment-related matters; dealer, supplier and other contractual relationships; intellectual property rights; product warranties; environmental matters; shareholder or investor matters; and financial reporting matters. Certain of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive, or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief, which, if granted, would require very large expenditures.

      Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable and reasonably estimable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 2004. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ford Motor Company:

We have completed an integrated audit of Ford Motor Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ford Motor Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the accompanying sector balance sheet and the related sector statements of income and of cash flows, presented for purposes of additional analysis, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The consolidated and sector financial statements (collectively, the “financial statements”) are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the financial statements, on January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” As discussed in Note 2 to the financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” As discussed in Note 16 to the financial statements, on July 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting in Item 9A. of this Annual Report on Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
March 9, 2005

Ford Motor Company

Schedule II — Valuation and Qualifying Accounts

(in millions)

	Balance at	Charged to				Balance at
	Beginning	Costs and				End of
Description	of Period	Expenses		Deductions		Period

For the Year Ended December 31, 2004
Allowances Deducted from Assets
Allowance for Credit Losses	$2,962	$923		$1,414	(a)	$2,471
Allowance for Doubtful Receivables	384	663	(d)	59	(b)	988	(d)
Inventories (primarily service part obsolescence)	368	8	(c)	—		376

Total Allowances Deducted from Assets	$3,714	$1,594		$1,473		$3,835

For the Year Ended December 31, 2003
Allowances Deducted from Assets
Allowance for Credit Losses	$3,054	$1,928		$2,020	(a)	$2,962
Allowance for Doubtful Receivables	374	108		98	(b)	384
Inventories (primarily service part obsolescence)	304	64	(c)	—		368

Total Allowances Deducted from Assets	$3,732	$2,100		$2,118		$3,714

For the Year Ended December 31, 2002
Allowances Deducted from Assets
Allowance for Credit Losses	$2,610	$2,778		$2,334	(a)	$3,054
Allowance for Doubtful Receivables	240	160		26	(b)	374
Inventories (primarily service part obsolescence)	283	21	(c)	—		304

Total Allowances Deducted from Assets	$3,133	$2,959		$2,360		$3,732

(a)	Finance receivables and lease investments deemed to be uncollectible and other changes, principally amounts related to finance receivables sold and translation adjustments.

(b)	Accounts and notes receivable deemed to be uncollectible and translation adjustments.

(c)	Net change in inventory allowances.

(d)	$600 million is related to non-current receivables and is netted against Automotive — Other assets on the Sector Balance Sheet.

FSS-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders

Ford Motor Company:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 9, 2005 (appearing in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
March 9, 2005

FSS-2

Exhibit Index

Designation	Description	Method of Filing

Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to Ford’s Annual Report on Form 10-K for the year ended December 31, 2000.*

Exhibit 3-B	By-Laws as amended through March 10, 2005.	Filed with this Report.

Exhibit 10-A	Amended and Restated Profit Maintenance Agreement, dated as of January 1, 2002, between Ford and Ford Credit.	Filed as Exhibit 10-A to Ford’s Annual Report on Form 10-K for the year ended December 31, 2001.*

Exhibit 10-B	Executive Separation Allowance Plan as amended through January 1, 2005 for separations on or after January 1, 1981.**	Filed with this Report.

Exhibit 10-C	Description of Ford practices regarding travel expenses of spouses of certain executives.**	Filed as Exhibit 10-J to Ford’s Annual Report on Form 10-K for the year ended December 31, 1980.*

Exhibit 10-D	Deferred Compensation Plan for Non- Employee Directors, as amended and restated as of January 1, 2005.**	Filed with this Report.

Exhibit 10-E	Benefit Equalization Plan, as amended as of January 1, 2005.**	Filed with this Report.

Exhibit 10-E-1	Amendment to Benefit Equalization Plan, adopted in October 2002 and effective as of November 1, 2001.**	Filed as Exhibit 10 to Ford’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

Exhibit 10-F	Description of financial counseling services provided to certain executives.**	Filed as Exhibit 10-F to Ford’s Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit 10-G	Supplemental Executive Retirement Plan, as amended through January 1, 2005.**	Filed with this Report.

Exhibit 10-H	Restricted Stock Plan for Non-Employee Directors adopted by the Board of Directors on November 10, 1988.**	Filed as Exhibit 10-P to Ford’s Annual Report on Form 10-K for the year ended December 31, 1988.*

Exhibit 10-H-1	Amendment to Restricted Stock Plan for Non-Employee Directors, effective as of August 1, 1996.**	Filed as Exhibit 10.1 to Ford’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.*

Exhibit 10-H-2	Amendment to Restricted Stock Plan for Non-Employee Directors, effective as of July 1, 2004.**	Filed as Exhibit 10 to Ford’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

Exhibit 10-H-3	Description of Director Compensation.**	Filed with this Report.

Exhibit 10-I	1990 Long-Term Incentive Plan, amended as of June 1, 1990.**	Filed as Exhibit 10-R to Ford’s Annual Report on Form 10-K for the year ended December 31, 1990.*

Exhibit 10-I-1	Amendment to 1990 Long-Term Incentive Plan, effective as of October 1, 1990.**	Filed as Exhibit 10-P-1 to Ford’s Annual Report on Form 10-K for the year ended December 31, 1991.*

Exhibit 10-I-2	Amendment to 1990 Long-Term Incentive Plan, effective as of March 8, 1995.**	Filed as Exhibit 10.2 to Ford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.*

Exhibit 10-I-3	Amendment to 1990 Long-Term Incentive Plan, effective as of October 1, 1997.**	Filed as Exhibit 10-M-3 to Ford’s Annual Report on Form 10-K for the year ended December 31, 1997.*

Exhibit 10-I-4	Amendment to 1990 Long-Term Incentive Plan, effective as of January 1, 1998.**	Filed as Exhibit 10-M-4 to Ford’s Annual Report on Form 10-K for the year ended December 31, 1997.*

Exhibit 10-J	Description of Matching Gift Program for Non-Employee Directors.**	Filed as Exhibit 10-Q to Ford’s Annual Report on Form 10-K for the year ended December 31, 1991.*

Exhibit 10-K	Non-Employee Directors Life Insurance and Optional Retirement Plan (as amended as of January 1, 2005).**	Filed with this Report.

Exhibit 10-L	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity.**	Filed as Exhibit 10-S to Ford’s Annual Report on Form 10-K for the year ended December 31, 1992.*

Designation	Description	Method of Filing

Exhibit 10-M	Agreement dated December 10, 1992 between Ford and William C. Ford.**	Filed as Exhibit 10-T to Ford’s Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit 10-N	Select Retirement Plan, as amended through January 1, 2005.**	Filed with this Report.

Exhibit 10-O	Deferred Compensation Plan, as amended and restated as of January 1, 2005.**	Filed with this Report.

Exhibit 10-P	Annual Incentive Compensation Plan, as amended and restated as of January 1, 2000.**	Filed as Exhibit 10-T to Ford’s Annual Report on Form 10-K for the year ended December 31, 1999.*

Exhibit 10-P-1	Annual Incentive Compensation Plan Metrics for 2005.**	Filed with this Report.

Exhibit 10-Q	1998 Long-Term Incentive Plan, as amended and restated effective as of January 1, 2003.**	Filed as Exhibit 10-R to Ford’s Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit 10-Q-1	Form of Stock Option Agreement (NQO) with Terms and Conditions.**	Filed with this Report.

Exhibit 10-Q-2	Form of Stock Option Agreement (ISO) with Terms and Conditions.**	Filed with this Report.

Exhibit 10-Q-3	Form of Stock Option Agreement (UK NQO) with Terms and Conditions.**	Filed with this Report.

Exhibit 10-Q-4	Performance Stock Rights Description for 2005-2007 Performance Period.**	Filed with this Report.

Exhibit 10-Q-5	Form of Final Award Notification Letter For 2002-2004 Performance Period.**	Filed with this Report.

Exhibit 10-Q-6	Form of Restricted Stock Equivalent Grant Letter.**	Filed with this Report.

Exhibit 10-Q-7	Form of Performance-Based Restricted Stock Equivalent Opportunity Letter.**	Filed with this Report.

Exhibit 10-Q-8	Form of Restricted Stock Grant Letter.**	Filed with this Report.

Exhibit 10-Q-9	Form of Grant Notification Letter for Stock and/or Restricted Stock Equivalents.**	Filed with this Report.

Exhibit 10-R	Agreement dated January 13, 1999 between Ford and Edsel B. Ford II.**	Filed as Exhibit 10-X to Ford’s Annual Report on Form 10-K for the year ended December 31, 1998.*

Exhibit 10-S	Agreement between Ford Motor Company and Ford Motor Credit Company dated as of October 18, 2001.	Filed as Exhibit 10 to Ford’s Current Report on Form 8-K dated October 18, 2001.*

Exhibit 10-T	Agreement between Ford and Carl Reichardt, entered into in June 2002.**	Filed as Exhibit 10.2 to Ford’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.*

Exhibit 10-U	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.**	Filed as Exhibit 10-V to Ford’s Annual Report on Form 10-K for the year ended December 31, 2003.*

Exhibit 10-V	Description of Special 2005 Performance Incentive Arrangement.**	Filed with this Report.

Exhibit 10-W	Arrangement between Ford Motor Company and John M. Rintamaki dated February 28, 2003.**	Filed as Exhibit 10 to Ford’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.*

Exhibit 10-X	Agreement dated April 28, 2004 between Ford Motor Company and David W. Thursfield.**	Filed as Exhibit 10.1 to Ford’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

Exhibit 10-X-1	Amendment dated June 4, 2004 to Agreement dated April 28, 2004 between Ford Motor Company and David W. Thursfield.**	Filed as Exhibit 10.2 to Ford’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

Exhibit 10-Y	Arrangement between Ford Motor Company and Allan Gilmour dated January 28, 2005.**	Filed with this Report.

Designation	Description	Method of Filing

Exhibit 10-Z	Arrangement between Ford Motor Company and Nicholas V. Scheele dated December 10, 2004.**	Filed with this Report.

Exhibit 10-Z-1	Agreement between Ford Motor Company and Nicholas V. Scheele dated December 10, 2004.**	Filed with this Report.

Exhibit 12	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed with this Report

Exhibit 21	List of Subsidiaries of Ford as of March 3, 2005.	Filed with this Report.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.

Exhibit 24	Powers of Attorney.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Filed with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Filed with this Report.

*	Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated).

**	Management contract or compensatory plan or arrangement.

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