Form 10-Q
period 2005-03-31
FORD MOTOR CO
filed 2005-05-10
CIK 37996

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005
                                     --------------

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to
                                     ----------    ----------

      Commission File Number:         1-3950
                               -------------------


                               FORD MOTOR COMPANY
                               ------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                        38-0549190
            ----------------------------------------------------------
         (State or other jurisdiction         (IRS Employer Identification No.)
          of incorporation)


                   One American Road, Dearborn, Michigan 48126
                   -------------------------------------------
             (Address of principal executive offices)   (Zip Code)

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

As of April 29, 2005, the registrant had outstanding 1,769,500,797 shares of Common Stock and 70,852,076 shares of Class B Stock.


                     Exhibit index located on page number 28

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                       FORD MOTOR COMPANY AND SUBSIDIARIES

                           SECTOR STATEMENT OF INCOME
                  For the Periods Ended March 31, 2005 and 2004
                     (in millions, except per share amounts)

                                                                                                                First Quarter
                                                                                                        ---------------------------
                                                                                                             2005           2004
                                                                                                        -------------   -----------
                                                                                                                 (unaudited)
AUTOMOTIVE
Sales.................................................................................................  $      39,332   $    38,800
Costs and expenses
Cost of sales.........................................................................................         35,553        34,054
Selling, administrative and other expenses............................................................          3,114         2,742
                                                                                                        -------------   -----------
   Total costs and expenses...........................................................................         38,667        36,796
                                                                                                        -------------   -----------
Operating income/(loss)...............................................................................            665         2,004

Interest expense......................................................................................            402           385

Interest income and other non-operating income/(expense), net.........................................            153           145
Equity in net income/(loss) of affiliated companies...................................................             57            56
                                                                                                        -------------   -----------
Income/(loss) before income taxes -- Automotive.......................................................            473         1,820

FINANCIAL SERVICES
Revenues..............................................................................................          5,804         5,923
Costs and expenses
Interest expense......................................................................................          1,562         1,450
Depreciation..........................................................................................          1,514         1,729
Operating and other expenses..........................................................................          1,467         1,348
Provision for credit and insurance losses.............................................................            185           353
                                                                                                        -------------   -----------
   Total costs and expenses...........................................................................          4,728         4,880
                                                                                                        -------------   -----------
Income/(loss) before income taxes -- Financial Services...............................................          1,076         1,043
                                                                                                        -------------   -----------

TOTAL COMPANY
Income/(loss) before income taxes.....................................................................          1,549         2,863
Provision for/(benefit from) income taxes.............................................................            314           819
                                                                                                        -------------   -----------
Income/(loss) before minority interests...............................................................          1,235         2,044
Minority interests in net income/(loss) of subsidiaries...............................................             58            85
                                                                                                        -------------   -----------
Income/(loss) from continuing operations..............................................................          1,177         1,959
Income/(loss) from discontinued operations............................................................             35            (7)
                                                                                                        -------------   -----------
Net income/(loss).....................................................................................  $       1,212   $     1,952
                                                                                                        =============   ===========

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK
Basic income/(loss)
  Income/(loss) from continuing operations............................................................  $       0.64    $      1.07
  Income/(loss) from discontinued operations..........................................................          0.02             --
                                                                                                        ------------    ------------
  Net income/(loss)...................................................................................  $       0.66    $      1.07
                                                                                                        ============    ===========
Diluted
  Income/(loss)
  Income/(loss) from continuing operations............................................................  $       0.58    $      0.95
  Income/(loss) from discontinued operations..........................................................          0.02          (0.01)
                                                                                                        ------------    -----------
  Net income/(loss)...................................................................................  $       0.60    $      0.94
                                                                                                        ============    ===========
Cash dividends........................................................................................  $       0.10    $      0.10

          The accompanying notes are part of the financial statements.

                       FORD MOTOR COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                  For the Periods Ended March 31, 2005 and 2004
                     (in millions, except per share amounts)

                                                                                                               First Quarter
                                                                                                         -------------------------
                                                                                                             2005          2004
                                                                                                         ------------   ----------
                                                                                                                 (unaudited)
Sales and revenues
Automotive sales......................................................................................   $    39,332   $    38,800
Financial Services revenues...........................................................................         5,804         5,923
                                                                                                         -----------   -----------
   Total sales and revenues...........................................................................        45,136        44,723

Costs and expenses
Cost of sales.........................................................................................        35,553        34,054
Selling, administrative and other expenses............................................................         6,095         5,819
Interest expense......................................................................................         1,964         1,835
Provision for credit and insurance losses.............................................................           185           353
                                                                                                         -----------   -----------
   Total costs and expenses...........................................................................        43,797        42,061
Automotive interest income and other non-operating income/(expense), net..............................           153           145
Automotive equity in net income/(loss) of affiliated companies........................................            57            56
                                                                                                         -----------   -----------
Income/(loss) before income taxes.....................................................................         1,549         2,863
Provision for/(benefit from) income taxes.............................................................           314           819
                                                                                                         -----------   -----------
Income/(loss) before minority interests...............................................................         1,235         2,044
Minority interests in net income/(loss) of subsidiaries...............................................            58            85
                                                                                                         -----------   -----------
Income/(loss) from continuing operations..............................................................         1,177         1,959
Income/(loss) from discontinued operations............................................................            35            (7)
                                                                                                         -----------   -----------
Net income/(loss).....................................................................................   $     1,212   $     1,952
                                                                                                         ===========   ===========

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK
Basic income/(loss)
  Income/(loss) from continuing operations............................................................   $      0.64   $      1.07
  Income/(loss) from discontinued operations..........................................................          0.02            --
                                                                                                         -----------   ------------
  Net income/(loss)...................................................................................   $      0.66   $      1.07
                                                                                                         ===========   ===========
Diluted income/(loss)
  Income/(loss) from continuing operations............................................................   $      0.58   $      0.95
  Income/(loss) from discontinued operations..........................................................          0.02         (0.01)
                                                                                                         -----------   -----------
  Net income/(loss)...................................................................................   $      0.60   $      0.94
                                                                                                         ===========   ===========
Cash dividends........................................................................................   $      0.10   $      0.10

          The accompanying notes are part of the financial statements.

                       FORD MOTOR COMPANY AND SUBSIDIARIES

                              SECTOR BALANCE SHEET
                                  (in millions)

                                                                                                     March 31,     December 31,
                                                                                                       2005            2004
                                                                                                    -----------    -----------
                                                                                                    (unaudited)
ASSETS
Automotive
Cash and cash equivalents........................................................................   $     9,532    $    10,142
Marketable securities............................................................................         9,210          8,291
Loaned securities................................................................................           839          1,058
                                                                                                    -----------    -----------
   Total cash, marketable and loaned securities..................................................        19,581         19,491
Receivables, net.................................................................................         3,034          2,894
Inventories......................................................................................        11,482         10,766
Deferred income taxes............................................................................         3,734          3,837
Other current assets.............................................................................         8,229          8,916
                                                                                                    -----------    -----------
   Total current assets..........................................................................        46,060         45,904
Equity in net assets of affiliated companies.....................................................         1,962          1,907
Net property.....................................................................................        41,759         42,904
Deferred income taxes............................................................................        10,095         10,894
Goodwill and other intangible assets.............................................................         6,111          6,374
Assets of discontinued/held-for-sale operations..................................................           159            188
Other assets.....................................................................................         9,837          9,455
                                                                                                    -----------    -----------
   Total Automotive assets.......................................................................       115,983        117,626
Financial Services
Cash and cash equivalents........................................................................        13,813         13,368
Investments in securities........................................................................           929          1,216
Finance receivables, net.........................................................................       106,048        113,824
Net investment in operating leases...............................................................        32,475         31,763
Retained interest in sold receivables............................................................         8,028          9,166
Goodwill and other intangible assets.............................................................           900            897
Assets of discontinued/held-for-sale operations..................................................         2,456          2,186
Other assets.....................................................................................        10,963         13,746
Receivable from Automotive.......................................................................         1,633          2,753
                                                                                                    -----------    -----------
   Total Financial Services assets...............................................................       177,245        188,919
                                                                                                    -----------    -----------
   Total assets..................................................................................   $   293,228    $   306,545
                                                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables...................................................................................   $    17,389    $    16,026
Other payables...................................................................................         4,182          4,269
Accrued liabilities..............................................................................        33,729         33,573
Debt payable within one year.....................................................................           947            977
Current payable to Financial Services............................................................           672          1,382
                                                                                                    -----------    -----------
   Total current liabilities.....................................................................        56,919         56,227
Long-term debt...................................................................................        17,101         17,458
Other liabilities................................................................................        35,807         35,699
Deferred income taxes............................................................................         1,897          3,042
Liabilities of discontinued/held-for-sale operations.............................................            47             46
Payable to Financial Services....................................................................           961          1,371
                                                                                                    -----------    -----------
   Total Automotive liabilities..................................................................       112,732        113,843
Financial Services
Payables.........................................................................................         2,598          2,394
Debt.............................................................................................       143,214        154,538
Deferred income taxes............................................................................        10,496         10,549
Other liabilities and deferred income............................................................         7,560          8,206
Liabilities of discontinued/held-for-sale operations.............................................           112             93
                                                                                                    -----------    -----------
   Total Financial Services liabilities..........................................................       163,980        175,780
Minority interests...............................................................................           846            877
Stockholders' equity
Capital stock
  Common Stock, par value $0.01 per share (1,837 million shares issued)..........................            18             18
  Class B Stock, par value $0.01 per share (71 million shares issued)............................             1              1
Capital in excess of par value of stock..........................................................         5,224          5,321
Accumulated other comprehensive income/(loss)....................................................          (150)         1,258
Treasury stock...................................................................................        (1,628)        (1,728)
Earnings retained for use in business............................................................        12,205         11,175
                                                                                                    -----------    -----------
   Total stockholders' equity....................................................................        15,670         16,045
                                                                                                    -----------    -----------
   Total liabilities and stockholders' equity....................................................   $   293,228    $   306,545
                                                                                                    ===========    ===========

          The accompanying notes are part of the financial statements.

                       FORD MOTOR COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                                                                          March 31,    December 31,
                                                                                                            2005          2004
                                                                                                         ----------    ----------
                                                                                                        (unaudited)
ASSETS
Cash and cash equivalents.............................................................................   $   23,345    $   23,510
Marketable securities.................................................................................       10,139         9,507
Loaned securities.....................................................................................          839         1,058
Finance receivables, net..............................................................................      102,552       110,749
Other receivables, net................................................................................        6,530         5,969
Net investment in operating leases....................................................................       32,475        31,763
Retained interest in sold receivables.................................................................        8,028         9,166
Inventories...........................................................................................       11,482        10,766
Equity in net assets of affiliated companies..........................................................        2,872         2,835
Net property..........................................................................................       43,395        44,549
Deferred income taxes.................................................................................        2,926         4,830
Goodwill and other intangible assets..................................................................        7,011         7,271
Assets of discontinued/held-for-sale operations.......................................................        2,615         2,374
Other assets..........................................................................................       26,379        29,511
                                                                                                         ----------    ----------
   Total assets.......................................................................................   $  280,588   $   293,858
                                                                                                         ==========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables..............................................................................................   $   24,169   $    22,689
Accrued liabilities...................................................................................       31,392        31,187
Debt..................................................................................................      161,262       172,973
Other liabilities and deferred income.................................................................       43,226        43,777
Deferred income taxes.................................................................................        3,864         6,171
Liabilities of discontinued/held-for-sale operations..................................................          159           139
                                                                                                         ----------    ----------
   Total liabilities..................................................................................      264,072       276,936
Minority interests....................................................................................          846           877
Stockholders' equity
Capital stock
  Common Stock, par value $0.01 per share (1,837 million shares issued)...............................           18            18
  Class B Stock, par value $0.01 per share (71 million shares issued).................................            1             1
Capital in excess of par value of stock...............................................................        5,224         5,321
Accumulated other comprehensive income/(loss).........................................................         (150)        1,258
Treasury stock........................................................................................       (1,628)       (1,728)
Earnings retained for use in business.................................................................       12,205        11,175
                                                                                                         ----------    ----------
   Total stockholders' equity.........................................................................       15,670        16,045
                                                                                                         ----------    ----------
   Total liabilities and stockholders' equity.........................................................   $  280,588    $   293,858
                                                                                                         ==========    ===========

          The accompanying notes are part of the financial statements.

                       FORD MOTOR COMPANY AND SUBSIDIARIES

                    CONDENSED SECTOR STATEMENT OF CASH FLOWS
                  For the Periods Ended March 31, 2005 and 2004
                                  (in millions)

                                                                             First Quarter 2005             First Quarter 2004
                                                                         ---------------------------     ------------------------
                                                                                         Financial                      Financial
                                                                           Automotive     Services        Automotive     Services
                                                                           ----------    ---------        ----------    ---------
                                                                                  (unaudited)                    (unaudited)
Cash and cash equivalents at January 1................................     $  10,142    $  13,368         $   6,856     $  16,352

Cash flows from operating activities before securities trading........         2,449        3,453             2,556         5,569
Net sales/(purchases) of trading securities...........................          (599)           8            (2,267)           (8)
                                                                           ---------    ---------         ---------     ---------
  Net cash flows from operating activities............................         1,850        3,461               289         5,561

Cash flows from investing activities
  Capital expenditures................................................        (1,436)        (125)           (1,199)          (76)
  Acquisitions of retail and other finance receivables and operating
   leases.............................................................            --      (14,035)               --       (13,586)
  Collections of retail and other finance receivables and operating
   leases.............................................................            --       12,762                --        12,191
  Net (acquisitions)/collections of wholesale receivables.............            --       (1,463)               --        (1,920)
  Net acquisitions of daily rental vehicles...........................            --       (1,283)               --        (1,041)
  Purchases of securities.............................................        (1,808)        (114)           (1,342)           (2)
  Sales and maturities of securities..................................         1,540          391             1,380           196
  Proceeds from sales of retail and other finance receivables and
   operating leases...................................................            --        8,373                --         1,680
  Proceeds from sales of wholesale receivables........................            --        1,443                --           964
  Proceeds from sale of businesses....................................            39           --               100            --
  Net investing activity with Financial Services......................           415           --               851            --
  Other...............................................................           (42)        (153)                4           299
                                                                           ---------    ---------         ---------     ---------
   Net cash (used in)/provided by investing activities................        (1,292)       5,796              (206)       (1,295)

Cash flows from financing activities
  Cash dividends......................................................          (183)          --              (183)           --
  Net sales/(purchases) of Common Stock...............................           (14)          --               (60)           --
  Changes in short-term debt..........................................           (17)        (403)             (156)        4,881
  Proceeds from issuance of other debt................................            76        5,446               148         4,343
  Principal payments on other debt....................................          (373)     (13,939)           (1,377)      (15,491)
  Net financing activity with Automotive..............................            --         (415)               --          (851)
  Other...............................................................            (3)         (18)              (10)           (2)
                                                                           ---------    ---------         ---------     ---------
   Net cash (used in)/provided by financing activities................          (514)      (9,329)           (1,638)       (7,120)

Effect of exchange rate changes on cash...............................            56         (193)              (12)          (61)
Net transactions with Automotive/Financial Services...................          (710)         710               (95)           95
                                                                           ---------    ---------         ---------     ---------

   Net increase/(decrease) in cash and cash equivalents...............          (610)         445            (1,662)       (2,820)
                                                                           ---------    ---------         ---------     ---------

Cash and cash equivalents at March 31.................................     $   9,532    $  13,813         $   5,194     $  13,532
                                                                           =========    =========         =========     =========

          The accompanying notes are part of the financial statements.

                       FORD MOTOR COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the Periods Ended March 31, 2005 and 2004
                                  (in millions)

                                                                                                                 First Quarter
                                                                                                        --------------------------
                                                                                                           2005           2004
                                                                                                        -----------    -----------
                                                                                                                  (unaudited)
Cash and cash equivalents at January 1...............................................................   $    23,510    $    23,208

Cash flows from operating activities before securities trading.......................................         5,767          7,143
Net sales/(purchases) of trading securities..........................................................          (591)        (2,275)
                                                                                                        -----------    -----------
   Net cash flows from operating activities..........................................................         5,176         4,868

Cash flows from investing activities
  Capital expenditures...............................................................................        (1,561)        (1,275)
  Acquisitions of retail and other finance receivables and operating leases..........................       (14,035)       (13,586)
  Collections of retail and other finance receivables and operating leases...........................        12,877         12,217
  Net acquisitions of daily rental vehicles..........................................................        (1,283)        (1,041)
  Purchases of securities............................................................................        (1,922)        (1,344)
  Sales and maturities of securities.................................................................         1,931          1,576
  Proceeds from sales of retail and other finance receivables and operating leases...................         8,373          1,680
  Proceeds from sale of businesses...................................................................            39            100
  Other..............................................................................................          (195)           303
                                                                                                         ----------    -----------
   Net cash (used in)/provided by investing activities...............................................         4,224         (1,370)

Cash flows from financing activities
  Cash dividends.....................................................................................          (183)          (183)
  Net sales/(purchases) of Common Stock..............................................................           (14)           (60)
  Changes in short-term debt.........................................................................          (420)         4,725
  Proceeds from issuance of other debt...............................................................         5,522          4,491
  Principal payments on other debt...................................................................       (14,312)       (16,868)
  Other..............................................................................................           (21)           (12)
                                                                                                        -----------    -----------
   Net cash (used in)/provided by financing activities...............................................        (9,428)        (7,907)

Effect of exchange rate changes on cash..............................................................          (137)           (73)
                                                                                                        -----------    -----------

   Net increase/(decrease) in cash and cash equivalents..............................................          (165)        (4,482)
                                                                                                        -----------    -----------

Cash and cash equivalents at March 31................................................................   $    23,345    $    18,726
                                                                                                        ===========    ===========

          The accompanying notes are part of the financial statements.

                       FORD MOTOR COMPANY AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS

     The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries and consolidated Variable Interest Entities ("VIEs") of which we are the primary beneficiary for the periods and at the dates presented. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004 (the "10-K Report"). For purposes of this report, "Ford", the "Company", "we", "our", "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise. Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2. INCOME TAXES

     On October 22, 2004, President Bush signed into law The American Jobs Creation Act of 2004 (the "Act"). The Act provides for a one-year period to repatriate certain foreign earnings at a special tax rate. We continue to evaluate the application of the repatriation provisions and are considering repatriating up to a maximum of $860 million of foreign earnings, subject to further regulatory clarification of the Act. The impact of any repatriation of these earnings pursuant to the Act cannot reasonably be estimated at this time. We expect to make a determination about the applicability of the repatriation provision in the last quarter of 2005.

NOTE 3. DISPOSITIONS, HELD-FOR-SALE AND DISCONTINUED OPERATIONS

Automotive Sector

     Dispositions. In March 2005, we completed the sale of our interest (approximately 5%) in Mahindra & Mahindra Ltd. As a result of the disposition, we recognized a pre-tax gain of approximately $22 million.

     On April 1, 2005, we completed the sale of our interest (approximately 19%) in Vastera, Inc. for $24 million. A gain of approximately $10 million will be recognized in the second quarter of 2005.

     Held-for-sale   Operations.   In  2004,   we   committed  to  sell  certain
consolidated dealerships in the Asia Pacific and Africa/Mazda segment and reported them as held for sale. The sales were completed in early April 2005.

     In March 2005, we reached an agreement to acquire the remaining minority interest in a majority-owned subsidiary that licenses trademarks. We also committed to the sale of this entity's operations once it becomes wholly owned, as its operations are not consistent with our objectives to build on the basics of the Automotive business and focus on our core businesses. We expect to sell these operations during the next twelve months and have reported them as held for sale. We recorded a pre-tax charge of approximately $6 million reflected in Income/(loss) before income taxes related to the difference between the anticipated selling price of the net assets, less costs to sell them, and their recorded book values. We also recorded a pre-tax goodwill and intangible asset impairment of approximately $53 million in Income/(loss) before income taxes related to the disposal of these operations.

     At March 31, 2005, the assets of the  held-for-sale  operations  associated
with  the  licensing  of  trademarks   consisted  primarily  of  cash  and  cash
equivalents of approximately $45 million.


Financial Services Sector

     Discontinued Operations. During 2004, we committed to a plan to sell Triad Financial Corporation, Ford Motor Credit Company's ("Ford Credit") operation in the United States that specializes in automobile retail installment sales contracts with borrowers who generally would not be expected to qualify, based on their creditworthiness, for traditional financing sources such as those provided by commercial banks or automobile manufacturers' affiliated finance companies. We completed the sale of this business during April 2005 for an amount approximately equal to book value.

Total Company

    The results of all discontinued operations are as follows (in millions):

                                                                                                                First Quarter
                                                                                                         -------------------------
                                                                                                            2005            2004
                                                                                                         ---------        --------
Sales and revenues..................................................................................     $    135         $    203

Operating income/(loss) from discontinued operations................................................     $     57         $      7
Gain/(loss) on discontinued operations..............................................................           (1)              (9)
(Provision for)/benefit from income taxes...........................................................          (21)              (5)
                                                                                                         --------         --------
Income/(loss) from discontinued operations..........................................................     $     35         $     (7)
                                                                                                         ========         ========

NOTE 4. AUTOMOTIVE INVENTORIES

    Inventories are summarized as follows (in millions):

                                                                                                           March 31,    December 31,
                                                                                                             2005           2004
                                                                                                         -----------    ------------
Raw materials, work-in-process and supplies.........................................................     $    4,132        $  3,968
Finished products...................................................................................          8,353           7,799
                                                                                                         ----------        --------
  Total inventories at FIFO.........................................................................         12,485          11,767
Less: LIFO adjustment...............................................................................         (1,003)         (1,001)
                                                                                                         ----------        --------
  Total inventories.................................................................................     $   11,482        $ 10,766
                                                                                                         ==========        ========

NOTE 5. GOODWILL AND OTHER INTANGIBLES

     During the first quarter of 2005, we impaired $34 million of goodwill and $19 million of net intangibles in The Americas segment related to our held-for-sale subsidiary that licenses trademarks. In measuring the impairment, the carrying value of these operations, including goodwill, was compared to a third party valuation.

    Changes in the carrying amount of goodwill are as follows (in millions):

                                                                                                                  Financial Services
                                                                                Automotive Sector                       Sector
                                                                  ------------------------------------------     -------------------
                                                                                               Ford Asia
                                                                                                Pacific
                                                                    The       Ford Europe         and             Ford
                                                                  Americas      and PAG       Africa/Mazda        Credit     Hertz
                                                                  --------    -----------     ------------       -------    -------
Beginning balance, December 31, 2004.........................      $ 188         $ 5,248          $   --           $  20     $ 648
  Goodwill acquired..........................................         18              --              --              --        --
  Goodwill impairment........................................        (34)             --              --              --        --
  Exchange translation/other.................................         --            (198)             --              (1)       (3)
                                                                   -----         -------          ------           -----     -----
Ending balance, March 31, 2005...............................      $ 172         $ 5,050          $   --           $  19     $ 645
                                                                   =====         =======          ======           =====     =====

     In connection with the acquisition of several dealerships, we acquired $18 million of goodwill. In addition, included within Equity in net assets of affiliated companies was goodwill of $137 million at March 31, 2005. During the first quarter of 2005, we impaired $29 million of goodwill related to other-than-temporary loss in value for one of our equity investments.

    The components of identifiable intangible assets are as follows as of March 31, 2005 (in millions):

                                                                                                           Financial Services
                                                                    Automotive Sector                            Sector
                                                            --------------------------------       --------------------------------
                                                            Amortizable      Non-amortizable       Amortizable      Non-amortizable
                                                            -----------      ---------------       -----------      ---------------
Gross carrying amount....................................    $  543            $  471               $   97             $  189
Less: accumulated amortization...........................      (125)               --                  (50)                --
                                                             ------            ------               ------             ------
Net intangible assets....................................    $  418            $  471               $   47             $  189
                                                             ======            ======               ======             ======

     Pre-tax amortization expense related to these intangible assets for the three months ended March 31, 2005 was $25 million, including $19 million for the impairment of the net intangibles in our held-for-sale subsidiary that licenses trademarks. Intangible asset amortization is forecasted to range from $30 million to $40 million per year for the next five years.

     We perform our annual goodwill and intangible asset impairment test in the second quarter. The goodwill test is conducted on a reporting unit level that is aligned with our current senior management structure. To test for impairment, the carrying value of each reporting unit, including goodwill, is compared with its fair value. Fair value is estimated using the present value of free cash flows method.

NOTE 6. VARIABLE INTEREST ENTITIES

     We consolidate VIEs of which we are the primary beneficiary. The liabilities recognized as a result of consolidating the VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in our March 31, 2005 balance sheet are $3.9 billion of VIE assets related to VIEs that were consolidated. During the first quarter of 2005, there were no significant changes to VIEs of which we are the primary beneficiary. For further discussions regarding VIEs, please see Note 16 of the Notes to the Financial Statements in the 10-K Report.

VIEs of which we are not the primary beneficiary:

Automotive Sector

     We have several investments in other joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages.
Our maximum exposure (approximately $6 million at March 31, 2005) to any potential losses, should they occur, associated with these VIEs is limited to our equity investments and, where applicable, receivables due from the VIEs. For further discussions regarding VIEs of which we are not the primary beneficiary, please see Note 16 of the Notes to the Financial Statements in the 10-K Report.

Financial Services Sector

     Ford Credit has investments in certain joint ventures deemed to be VIEs of which it is not the primary beneficiary. The risks and rewards associated with Ford Credit's interests in these entities are based primarily on ownership percentages. Ford Credit's maximum exposure (approximately $180 million at March 31, 2005) to any potential losses, should they occur, associated with these VIEs is limited to its equity investments and, where applicable, receivables due from the VIEs.

     Ford Credit also sells, in contractually committed agreements, finance receivables and notes (backed by interests in vehicles subject to operating leases) to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by us. At March 31, 2005, approximately $6.4 billion of finance receivables and notes have been sold.

NOTE 7. DERIVATIVE FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standard "SFAS" No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on our balance sheet, including embedded derivatives.

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

                                                               First Quarter 2005                        First Quarter 2004
                                                   ----------------------------------------   --------------------------------------
                                                                   Financial                                  Financial
                                                   Automotive      Services         Total     Automotive      Services      Total
                                                   ----------     -----------     ---------   ----------     -----------  ----------
Income/(loss) before income taxes...............   $      44      $     (50)      $     (6)    $     198      $      47    $     245

     Fair Value of Derivative Instruments: The fair value of derivatives reflects the price that a third party would be willing to pay or receive in arm's length transactions and includes mark-to-market adjustments to reflect the effects of changes in the related index. The following tables summarize the estimated fair value of our derivative financial instruments, taking into consideration the effects of legally enforceable netting agreements, (in millions):

                                                                                       March 31, 2005         December 31, 2004
                                                                                  -----------------------  ------------------------
                                                                                   Fair         Fair         Fair         Fair
                                                                                   Value        Value        Value        Value
                                                                                   Assets     Liabilities    Assets    Liabilities
                                                                                  --------    -----------  ---------   ------------
Automotive
Total derivative financial instruments........................................     $2,186       $  789       $3,128      $  913
                                                                                   ======       ======       ======      ======
Financial Services
Foreign currency swaps, forwards and options..................................     $2,492       $  808       $4,201      $1,076
Interest rate swaps...........................................................      2,144          148        3,074         180
Impact of netting agreements..................................................        (93)         (93)        (345)       (345)
                                                                                   ------       ------       ------      ------
  Total derivative financial instruments......................................     $4,543       $  863       $6,930      $  911
                                                                                   ======       ======       ======      ======

NOTE 8. AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

     The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options and convertible securities, considered to be potentially dilutive. Basic and diluted income/(loss) per share were calculated using the following number of shares (in millions):

                                                                                                          First Quarter
                                                                                                     ---------------------
                                                                                                        2005        2004
                                                                                                     ---------   ---------
Basic and Diluted Income/(Loss)
Income/(loss) from continuing operations.........................................................    $   1,177   $   1,959
Effect of dilutive convertible preferred securities..............................................           53          49
                                                                                                     ---------   ---------
  Diluted income/(loss) from continuing operations attributable to Common and Class B Stock......    $   1,230   $   2,008
                                                                                                     =========   =========

Diluted Shares
Average shares outstanding.......................................................................        1,830       1,832
Restricted and uncommitted-ESOP shares...........................................................           (3)         (4)
                                                                                                     ---------   ---------
  Basic shares...................................................................................        1,827       1,828
Net dilutive options and restricted and uncommitted-ESOP shares..................................           13          14
Dilutive convertible preferred securities........................................................          282         282
                                                                                                     ---------   ---------
  Diluted shares.................................................................................        2,122       2,124
                                                                                                     =========   =========

NOTE 9. COMPREHENSIVE INCOME

     Other comprehensive income/(loss) primarily reflected adjustments for foreign currency translation, SFAS No. 133, and minimum pension liability. Total comprehensive income/(loss) is summarized as follows (in millions):

                                                                                                          First Quarter
                                                                                                     ----------------------
                                                                                                        2005        2004
                                                                                                     ---------   ----------
Net income/(loss)...............................................................................     $   1,212    $   1,952
Other comprehensive income/(loss)...............................................................        (1,408)*       (499)
                                                                                                     ---------    ---------
  Total comprehensive income/(loss).............................................................     $    (196)   $   1,453
                                                                                                     =========    =========

----------

* Other comprehensive loss included a loss of $1,141 million from adjustments for foreign currency translation attributable to the weakening of certain foreign currency against the U.S. dollar.

NOTE 10. RETIREMENT BENEFITS

    Pension, postretirement health care and life insurance benefit expense is summarized as follows (in millions):

                                                                          First Quarter
                                                 -------------------------------------------------------------
                                                           Pension Benefits
                                                 -------------------------------------
                                                                                             Health Care and
                                                     U.S. Plans        Non-U.S. Plans         Life Insurance
                                                 ----------------    -----------------      ------------------
                                                  2005      2004      2005       2004        2005       2004
                                                 ------    ------    ------     ------      ------     ------
Service cost..................................   $  184    $  159    $  166     $  138      $  178     $  137
Interest cost.................................      598       610       368        334         551        496
Expected return on assets.....................     (823)     (803)     (419)      (400)       (122)       (56)
Amortization of:
 Prior service costs..........................      126       125        61         26         (54)       (55)
  (Gains)/losses and other....................       12         6        92         43         224        153
Separation programs...........................       --        --         1         21          --         --
Allocated costs to Visteon....................      (28)      (26)       --         --         (81)       (63)
                                                 ------    ------    ------     ------      ------     ------
  Net expense/(income)........................   $   69    $   71    $  269     $  162      $  696     $  612
                                                 ======    ======    ======     ======      ======     ======

Company Contributions

     Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. We do from time to time make contributions beyond those legally required.

     Pension: As of April 2005, we contributed $2.4 billion to our worldwide pension plans, including benefit payments paid directly by the Company for unfunded plans. We expect to contribute an additional $400 million in 2005 for a total of $2.8 billion. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2005. We also do not expect to be required to pay any variable-rate premiums for our major plans to the Pension Benefit Guaranty Corporation in 2005.

     Health Care and Life Insurance: In April 2005, we contributed $200 million to our previously established Voluntary Employee Beneficiary Association trust ("VEBA") for U.S. hourly retiree health care and life insurance benefits.

NOTE 11. GUARANTEES

     The fair values of guarantees and indemnifications issued since December 31, 2002 are recorded in the financial statements and are de minimis.

     At March 31, 2005, the following guarantees were issued and outstanding:

     Guarantees related to affiliates and third parties: We guarantee debt and lease obligations of certain joint ventures as well as certain financial obligations of outside third parties to support business and economic growth.
Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $346 million, the majority of which relates to the Automotive sector.

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

     We also have guarantees outstanding associated with Ford Motor Company Capital Trust II, a subsidiary trust ("Trust II"). For further discussions of Trust II, refer to Notes 15 and 17 of the Notes to the Financial Statements in the 10-K report.

     Indemnifications: We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts that we are a party to and have accrued for expected losses that are probable and for which a loss can be estimated. During the first quarter there were no significant changes to our indemnifications.

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

                                                                                                                  First Quarter
                                                                                                            ----------------------
                                                                                                               2005         2004
                                                                                                            ---------     --------
Beginning balance.....................................................................................      $   5,751     $   5,443
  Payments made during the quarter....................................................................           (993)         (871)
  Changes in accrual related to warranties issued during the quarter..................................            981           898
  Changes in accrual related to pre-existing warranties...............................................             25           (28)
  Foreign currency translation and other..............................................................            (73)           20
                                                                                                            ---------     ---------
Ending balance........................................................................................      $   5,691     $   5,462
                                                                                                            =========     =========

Extended Service Plans: Fees or premiums for the issuance of extended service plans are recognized in income over the contract period in proportion to the costs expected to be incurred in performing services under the contract.

NOTE 12. VISTEON DISCUSSIONS

     We have been engaged in ongoing discussions with Visteon Corporation ("Visteon"), our largest supplier, regarding a concept that we jointly believe would allow both companies to imporve their efficiency and effectiveness. Resolution of certain employee-related receivables is being discussed as part of a wider range of terms. At March 31, 2005, the gross amount of these receivables was about $800 million; less valuation allowances, the net amount was about $260 million. In addition to these amounts, at March 31, 2005, Visteon owed us, net of valuation allowances, about $300 million for obligations outside of trade terms related to the purchase of components from Visteon.

    NOTE 13. SEGMENT INFORMATION

                                 Automotive Sector                      Financial Services Sector (a)               Total Company
                  ---------------------------------------------   --------------------------------------------    ------------------
                                      Ford Asia
                              Ford    Pacific &
                     The     Europe   Africa/                      Ford
                  Americas  and PAG   Mazda     Other    Total    Credit    Hertz     Other     Elims   Total     Elims (b)   Total
                  --------  -------  ---------- -----   -------   -------   -------   ------    -----  -------    --------   -------

   (in millions)
FIRST QUARTER 2005
Revenues
 External
  customer        $21,962   $15,335  $ 2,035    $   -   $39,332   $ 4,099   $ 1,644   $   61   $   -    $ 5,804    $    -    $45,136
 Intersegment       1,095       838       17        -     1,950       146         4        2      (3)       149    (2,099)         -
Income
 Income/(loss)
  before
   income taxes       634         4       97     (262)      473     1,061        33      (18)      -      1,076         -      1,549
 Total assets at
  March 31                                              115,983   161,553    14,833      859       -    177,245         -    293,228
FIRST QUARTER 2004
Revenues
 External
  customer        $23,901   $13,260  $ 1,639    $   -   $38,800   $ 4,391   $ 1,456   $   76   $   -    $ 5,923    $    -    $44,723
 Intersegment         872       760       13        -     1,645       128         5        2      (3)       132    (1,777)         -
Income
 Income/(loss)
  before
   income taxes     1,978         9       82     (249)    1,820     1,047        (7)       3       -      1,043         -      2,863
 Total assets at
  March 31                                              120,082   171,505    13,466    2,659       -    187,630         -    307,712

- - - - -
(a) Financial Services sector's interest income is recorded as Revenues.
(b) Includes intersector transactions occurring in the ordinary course of business.

             Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of March 31, 2005 and the related consolidated statements of income and of cash flows for each of the three-month periods ended March 31, 2005 and 2004. In addition, we have reviewed the accompanying interim sector balance sheet and the related sector statements of income and of cash flows, presented for purposes of additional analysis. These interim consolidated and sector financial statements (collectively, the "interim financial statements") are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and sector balance sheet as of December 31, 2004, and the related consolidated and sector statements of income and of cash flows, and consolidated statement of stockholders' equity for the year then ended, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and in our report dated March 9, 2005 we expressed unqualified opinions thereon. The consolidated and sector financial statements and management's assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated and sector balance sheet information as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated and sector balance sheets from which it has been derived.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
May 9, 2005

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Certain prior-year amounts have been reclassified to conform to current period presentation.

FIRST QUARTER RESULTS OF OPERATIONS

    Our worldwide net income was $1.2 billion or $0.60 per share of Common and Class B stock in the first quarter of 2005, down from a profit of $2.0 billion or $0.94 per share in the first quarter 2004.

    Results by business sector for the first quarter 2005 and 2004 are shown below (in millions):

                                                                                               First Quarter
                                                                                             Net Income/(Loss)
                                                                                    ----------------------------------
                                                                                                               2005
                                                                                                               Over/
                                                                                                              (Under)
                                                                                       2005       2004         2004
                                                                                    ---------  ----------   ----------
Income/(loss) before income taxes
  Automotive sector.............................................................    $     473  $    1,820   $   (1,347)
  Financial Services sector.....................................................        1,076       1,043           33
                                                                                    ---------  ----------   ----------
   Total Company................................................................        1,549       2,863       (1,314)
Provision for/(benefit from) income taxes.......................................          314         819         (505)
Minority interests in net income/(loss) of subsidiaries *.......................           58          85          (27)
                                                                                    ---------  ----------   ----------
Income/(loss) from continuing operations........................................        1,177       1,959         (782)
Income/(loss) from discontinued operations......................................           35          (7)          42
                                                                                    ---------  ----------   ----------
Net income/(loss)...............................................................    $   1,212  $    1,952   $     (740)
                                                                                    =========  ==========   ==========

----------
* Primarily related to Ford Europe's consolidated less-than-100%-owned affiliates.

    Included in Income/(loss) before income taxes are items we do not consider indicative of our ongoing operating activities ("special items"). The following table details the first quarter 2005 and 2004 special items by business unit (in millions):

                                                                                                         First Quarter
                                                                                                      -------------------
                                                                                                        2005        2004
                                                                                                      -------     -------
Automotive sector
  Ford North America
   Fuel-cell technology charges....................................................................   $   (39)    $    --
   Visteon charges - primarily allowance for Visteon OPEB receivable...............................        (9)         --
   Non-core business held for sale.................................................................       (59)         --
  Ford Europe
   Ford Europe Improvement Plan....................................................................        --          (29)
  Other Automotive
   Prior divestiture of non-core business..........................................................        --           17
                                                                                                      -------      -------
     Total.........................................................................................   $  (107)     $   (12)
                                                                                                      =======      =======

AUTOMOTIVE SECTOR

    Details by Automotive business unit of Income/(loss) before income taxes for the first quarter of 2005 and 2004 are shown below (in millions):

                                                                                                     First Quarter
                                                                                                 Income/(Loss) Before
                                                                                                     Income Taxes
                                                                                          --------------------------------
                                                                                                                   2005
                                                                                                                   Over/
                                                                                                                  (Under)
                                                                                            2005       2004         2004
                                                                                          --------   --------    ---------
The Americas
   Ford North America................................................................     $    557   $  1,963    $  (1,406)
   Ford South America................................................................           77         15           62
                                                                                          --------   --------    ---------
     Total The Americas..............................................................          634      1,978       (1,344)
Ford Europe and PAG
   Ford Europe.......................................................................           59        (24)          83
   PAG...............................................................................          (55)        33          (88)
                                                                                          --------   --------    ---------
     Total Ford Europe and PAG.......................................................            4          9           (5)
Ford Asia Pacific and Africa/Mazda
   Ford Asia Pacific and Africa......................................................           43         28           15
   Mazda and Associated Operations...................................................           54         54           --
                                                                                          --------   --------    ---------
     Total Ford Asia Pacific and Africa/Mazda........................................           97         82           15
Other Automotive.....................................................................         (262)      (249)         (13)
                                                                                          --------   --------    ---------
        Total Automotive.............................................................     $    473   $  1,820    $  (1,347)
                                                                                          ========   ========    =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Details of Automotive sector sales and vehicle unit sales by Automotive business unit for the first quarter 2005 and 2004 are shown below:

                                                                                       First Quarter
                                                       ---------------------------------------------------------------------------
                                                                     Sales                            Vehicle Unit Sales*
                                                                 (in billions)                          (in thousands)
                                                       -----------------------------------    ------------------------------------
                                                                                2005                                    2005
                                                                            Over/(Under)                            Over/(Under)
                                                         2005      2004         2004            2005      2004          2004
                                                       -------   -------   ---------------    -------   -------   ----------------
The Americas
  Ford North America................................   $  21.1   $  23.2   $  (2.1)   (9)%       898     1,011      (113)     (11)%
  Ford South America................................       0.9       0.7       0.2    29          73        66         7       11
                                                       -------   -------   -------            ------    ------    ------
    Total The Americas..............................      22.0      23.9      (1.9)   (8)        971     1,077      (106)     (10)
Ford Europe and PAG
  Ford Europe.......................................       7.7       6.5       1.2    18         445       426        19        4
  PAG...............................................       7.6       6.8       0.8    12         188       189        (1)       0
                                                       -------   -------   -------            ------    ------    ------
    Total Ford Europe and PAG.......................      15.3      13.3       2.0    15         633       615        18        3
Ford Asia Pacific and Africa........................       2.0       1.6       0.4    25         112        96        16       17
                                                       -------   -------   -------            ------    ------    ------
    Total Automotive................................   $  39.3   $  38.8   $   0.5     1%      1,716     1,788       (72)      (4)%
                                                       =======   =======   =======            ======    ======    ======

----------
* Included in vehicle unit sales of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling 14,379 and 12,856 units in 2005 and 2004, respectively. "Sales" above does not include revenue from these units.

    Details of Automotive sector market share for selected markets for the first quarter 2005 and 2004 along with the level of dealer stocks as of March 31, 2005 and March 31, 2004 are shown below:

                                                 First Quarter                                  Dealer-Owned Stocks (a)
                                                 Market Share                                       (in thousands)
                                     -------------------------------------           -----------------------------------------
                                                                  2005                                               2005
                                                              Over/(Under)             March 31,     March 31,    Over/(Under)
           Market                       2005        2004          2004                   2005          2004          2004
--------------------------------     ---------   ---------    ------------           -----------   -----------  --------------

U.S. (b)........................        17.8%        18.7%        (0.9) pts.             877           928           (51)
Brazil (b)......................        13.4         11.4          2.0                    17            15             2
Europe (b) (c)..................         9.0          9.2         (0.2)                  367           370            (3)
PAG - U.S./Europe (c) (d).......     1.2/2.4      1.3/2.3    (0.1)/0.1                   129           127             2
Australia (b)...................        13.6         13.4          0.2                    19            18             1

----------
(a) Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b) Excludes our PAG-brand vehicles (i.e., Volvo, Jaguar, Land Rover and Aston Martin).
(c) European market share is based, in part, on estimated 2005 vehicle registrations for our 19 major European markets.
(d) PAG dealer-owned stocks include all markets.

Overall Automotive Sector

    The decline in Income/(loss) before income taxes primarily reflected lower unit sales volume and unfavorable product mix (about $600 million), unfavorable cost performance (about $300 million) and unfavorable changes in exchange rates (about $300 million).

    The table below details our first quarter 2005 cost performance (in billions):


                                                First Quarter
                                              ----------------
                                                 2005 Costs*
                                               Better/(Worse)
                                                 Than 2004                             Explanation of Cost Performance
                                              ----------------    ------------------------------------------------------------------
Manufacturing and engineering.............       $  0.4           --  Ongoing improvements in our plants. Product development costs were about flat.
Quality-related...........................         (0.1)          --  Lower release of reserves for additional service actions outside of base warranty coverage.
Depreciation and amortization.............         (0.1)          --  Related to investments for new vehicles.
Pension and healthcare....................         (0.2)          --  Effect of lower discount rates for North America and Europe and lower return rate assumptions for our U.K. pension plans.
Net product costs.........................         (0.3)          --  Higher product content and the impact of higher commodity
                                                 ------               prices.
  Total...................................       $ (0.3)
                                                 ======

----------
* At constant volume, mix and exchange and excluding special items and discontinued operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Americas Segment

     Ford North America. The decline in earnings primarily reflected lower vehicle unit sales volume, unfavorable cost performance and unfavorable currency exchange.

     The lower vehicle unit sales volume reflected a lower dealer stock build in the first quarter of 2005 compared to the first quarter of 2004 and lower market share. The decline in market share primarily reflected an industry market shift away from traditional SUV segments where we have a higher-than-average share of the market.

     Ford South America. The improvements in earnings primarily reflected higher vehicle unit sales volume, favorable currency exchange and favorable net pricing in excess of higher commodity costs.

     Higher unit sales volume primarily reflected higher industry volume in all markets and higher market share in Brazil.

Ford Europe and PAG Segment

     Ford Europe. The improvement in earnings primarily reflected higher vehicle unit sales volume and the non-recurrence of first quarter 2004 Ford Europe Improvement Plan charges, offset partially by unfavorable net pricing and lower profits at Ford Otosan, our consolidated joint venture in Turkey.

     The higher vehicle unit sales volume primarily reflected the non-recurrence of a first quarter 2004 dealer stock reduction, offset partially by lower industry volume and market share.

     PAG. The decline in results are more than explained by unfavorable changes in currency exchange rates and also reflect unfavorable product mix, offset partially by favorable cost performance and favorable net pricing.

Ford Asia Pacific and Africa/Mazda Segment

     Ford Asia Pacific and Africa. The improvement in earnings primarily reflected a gain (about $22 million) from the sale of our investment in Mahindra & Mahindra Ltd. in India, higher vehicle unit sales volume and favorable changes in currency exchange rates, offset partially by unfavorable cost performance.


FINANCIAL SERVICES SECTOR RESULTS OF OPERATIONS

     Our Financial Services Sector includes two primary segments, Ford Credit and The Hertz Corporation ("Hertz"). Details of Financial Services sector Income/(loss) before income taxes for the first quarter 2005 and 2004 are shown below (in millions):

                                                                                                          First Quarter
                                                                                                          Income/(Loss)
                                                                                                       Before Income Taxes
                                                                                               ----------------------------------
                                                                                                                         2005
                                                                                                                     Over/(Under)
                                                                                                  2005       2004        2004
                                                                                               ---------  ---------  ------------
Ford Credit.................................................................................   $1,061      $1,047       $    14
Hertz*......................................................................................       33          (7)           40
Other Financial Services....................................................................      (18)          3           (21)
                                                                                               ------      ------       -------
  Total Financial Services sector...........................................................   $1,076      $1,043       $    33
                                                                                               ======      ======       =======

----------
* Includes amortization expense related to intangibles recognized upon consolidation of Hertz.

Ford Credit

     The increase in income before income taxes of $14 million primarily reflected improved credit loss performance, offset partially by the impact of lower receivable levels and higher borrowing costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table shows actual credit losses net of recoveries, which are referred to as charge-offs, and loss-to-receivables ratios, which equal annualized charge-offs divided by the average amount of receivables outstanding for the period, for the first quarter of 2005 and 2004.

                                                                                                   First Quarter
                                                                                      -----------------------------------------
                                                                                                                       2005
                                                                                                                   Over/(Under)
                                                                                          2005          2004           2004
                                                                                      -----------   -----------  --------------
Charge-offs (in millions)
  On-Balance Sheet................................................................    $     181     $     315    $   (134)
  Managed.........................................................................          229           429        (200)


Loss-to-Receivables Ratios
  On-Balance Sheet................................................................         0.56%         0.97%      (0.41) pts.
  Managed.........................................................................         0.55%         0.98%      (0.43) pts.

     The decrease in charge-offs for the on-balance sheet and managed portfolios
primarily   reflected  fewer   repossessions   and  a  lower  average  loss  per
repossession in the U.S. retail installment and operating lease portfolio.

     Ford Credit's net finance receivables and net investment in operating leases for on-balance sheet, securitized off-balance sheet, managed and serviced portfolios are shown below (in billions):

                                                                                                                   2005
                                                                         March 31,         December 31,        Over/(Under)
                                                                           2005                2004                2004
                                                                       -----------         ------------       -------------
On-balance sheet (including on-balance sheet securitizations)........   $  125.2            $  132.7            $   (7.5)
Securitized off-balance sheet........................................       39.3                35.6                 3.7
                                                                        --------            --------            --------
  Managed............................................................   $  164.5            $  168.3            $   (3.8)
                                                                        ========            ========            ========

  Serviced...........................................................   $  169.3            $  172.3            $   (3.0)

    The decrease in managed receivables primarily reflected the portfolio effect of lower retail and operating lease contract placement volumes and the impact of a whole-loan sale transaction during the first quarter of 2005.

    Shown below is Ford Credit's allowance for credit losses related to finance receivables and operating leases for the periods specified:

                                                                                                                2005
                                                                        March 31,        December 31,       Over/(Under)
                                                                           2005              2004               2004
                                                                       -----------      -------------     ----------------
Allowance for credit losses (in billions)............................   $   2.2          $    2.4          $   (0.2)
Allowance as a percentage of end-of-period receivables...............       1.74%             1.80%            (0.06) pts.

     The decrease in the allowance for credit losses primarily reflected the improved charge-off performance in the United States and the impact of lower receivables.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Gross Cash. Automotive gross cash includes cash and cash equivalents, marketable and loaned securities and assets contained in a short-term Voluntary Employee Beneficiary Association trust ("VEBA") as detailed below (in billions):

                                                                                          2005                        2004
                                                                               -----------------------     -----------------------
                                                                               March 31      January 1     March 31      January 1
                                                                               --------      ---------     --------      ---------
Cash and cash equivalents...................................................   $    9.5      $   10.1      $    5.2      $    6.9
Marketable securities.......................................................        9.2           8.3           7.9           9.3
Loaned securities...........................................................        0.9           1.1           9.3           5.7
                                                                               --------      --------      --------      --------
Total cash, marketable securities and loaned securities.....................       19.6          19.5          22.4          21.9
Short-term VEBA assets......................................................        3.3           4.1           4.1           4.0
                                                                               --------      --------      --------      --------
  Gross cash................................................................   $   22.9      $   23.6      $   26.5      $   25.9
                                                                               ========      ========      ========      ========

     In managing our business, we now classify changes in Automotive gross cash into two categories: operating-related, and all other (which includes pension and long-term VEBA contributions, tax refunds, capital transactions with the Financial Services sector, acquisitions and divestitures and other (primarily financing related)). Our key metric is operating-related cash flow, which best represents the ability of our Automotive operations to generate cash. We believe the cash flow analysis reflected in the table below, which differs from a cash flow statement presented in accordance with generally accepted accounting principles in the United States ("GAAP"), is useful to investors because it includes cash flow elements that we consider to be related to our operating activities (e.g., capital spending) that are not included in Cash flows from operating activities before securities trading, the most directly comparable GAAP financial measure.

    Changes in Automotive gross cash for the first quarter of 2005 and 2004 are summarized below (in billions):

                                                                                                               First Quarter
                                                                                                           -------------------
                                                                                                             2005       2004
                                                                                                           -------    --------
Gross cash at end of period..........................................................................      $  22.9    $   26.5
Gross cash at beginning of period....................................................................         23.6        25.9
                                                                                                           -------    --------
  Total change in gross cash.........................................................................      $  (0.7)   $    0.6
                                                                                                           =======    ========

Operating-related cash flows
  Automotive income/(loss) before income taxes.......................................................      $   0.5    $    1.8
  Capital expenditures...............................................................................         (1.4)       (1.2)
  Depreciation and special tools amortization........................................................          1.7         1.6
  Changes in receivables, inventory and trade payables...............................................          0.5         0.4
  All other..........................................................................................         (0.5)       (0.2)
                                                                                                           -------    --------
   Total operating-related cash flows................................................................          0.8         2.4

Other changes in cash
  Contributions to funded pension plans/long-term VEBA...............................................         (1.4)       (1.2)
  Tax refunds........................................................................................           --          --
  Capital transactions with Financial Services sector *..............................................          0.4         0.9
  Acquisitions and divestitures......................................................................           --         0.2
  Dividends paid to shareholders.....................................................................         (0.2)       (0.2)
  Changes in total Automotive sector debt............................................................         (0.3)       (1.4)
  Other -- primarily net issuance/(purchase) of stock................................................           --        (0.1)
                                                                                                           -------    --------
   Total change in gross cash........................................................................      $  (0.7)   $    0.6
                                                                                                           =======    ========

----------
*  Primarily dividends, loans, and loan repayments.

     Shown in the table below is a reconciliation between financial statement Cash flows from operating activities before securities trading and operating-related cash flows (calculated as shown in the table above), for the first quarter of 2005 and 2004 (in billions):

                                                                                                              First Quarter
                                                                                                           -------------------
                                                                                                             2005       2004
                                                                                                           -------    --------
Cash flows from operating activities before securities trading (a)....................................     $   2.4    $   2.6
Items included in operating-related cash flows
  Capital expenditures................................................................................        (1.4)      (1.2)
  Net transactions between Automotive and Financial Services sectors (b)..............................        (0.7)      (0.1)
  Other -- primarily exclusion of cash flow from short-term VEBA contribution/(draw-down).............        (0.9)      (0.1)
Items not included in operating-related cash flows
  Pension Contributions...............................................................................         1.4        1.2
                                                                                                           -------    -------
Operating-related cash flows..........................................................................     $   0.8    $   2.4
                                                                                                           =======    =======

----------
(a) As shown in our Condensed Sector Statement of Cash Flows for the Automotive sector.
(b) Primarily payables and receivables between the sectors in the normal course of business, as shown in our Condensed Sector Statement of Cash Flows for the Automotive sector.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Automotive operating-related cash flows were about $800 million positive for the first quarter of 2005. This reflected Automotive profit before tax (about $500 million), capital spending net of depreciation and amortization (about $300 million) and changes in receivables, inventory and trades payables (about $500 million), offset partially by other operating-related changes. The other operating-related changes were an outflow of about $500 million in the first quarter of 2005 due primarily to timing differences between expense or revenue recognition and the corresponding cash payments for items such as warranty, marketing, pension and health care.

     In the first quarter of 2005, we contributed $1.4 billion to our worldwide funded pension plans. Capital transactions with the Financial Services sector, primarily dividends received from Ford Credit, totaled about $400 million in the first quarter of 2005.

     Cash flows related to changes in Automotive sector debt in the first quarter of 2005 were an outflow of about $300 million, representing primarily the repurchase of senior debt in the open market (the majority of our purchases have been among four large issues, which have maturities between 2028 and 2031).

     Debt. At March 31, 2005, our Automotive sector had total debt of $18.0 billion, compared with $18.4 billion at December 31, 2004. Total senior debt at March 31, 2005 was $12.9 billion, compared with $13.3 billion at December 31, 2004. The decrease in senior debt primarily reflected the senior debt repurchase described above. Ford Motor Company Capital Trust II had outstanding $5.0 billion of trust preferred securities at March 31, 2005.

     Seasonal Working Capital Funding. Short-term seasonal working capital funding reduces the annual cash volatility that results from our semi-annual shutdown periods. In January 2005, we raised $1.9 billion of short-term bank loans to finance the impact of our annual holiday plant shutdown. These loans were repaid prior to March 31, 2005.

Financial Services Sector

Ford Credit

     Debt and Cash. Ford Credit's total debt was $132.7 billion at March 31, 2005, down $11.6 billion compared with year-end 2004, primarily reflecting repayment of maturing debt and lower funding requirements due to lower asset levels. Ford Credit's outstanding unsecured commercial paper was $8.2 billion at March 31, 2005. As of April 30, 2005, Ford Credit's outstanding unsecured commercial paper was $5.6 billion, reflecting decreased investor demand. For additional discussion, see the "Credit Ratings" discussion below.

     At March 31, 2005, Ford Credit had cash and cash equivalents of $13.1 billion. In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit's short-term funding obligations and give Ford Credit flexibility in the use of its other funding programs.

     Funding. During the first quarter of 2005, Ford Credit issued $5.2 billion of long-term debt with maturities of one to ten years, including about $4.1 billion of unsecured institutional funding and about $1.1 billion of unsecured retail bonds. In addition, Ford Credit realized proceeds of $9.7 billion from sales of receivables in off-balance sheet securitizations.

     Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing its capital structure. Ford Credit calculates leverage on a financial statement basis and on a managed basis.

     The following table illustrates the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

                                                                                                        March 31,     December 31,
                                                                                                          2005           2004
                                                                                                        ----------    -------------
Total debt..........................................................................................    $   132.7     $   144.3
Total stockholder's equity..........................................................................         11.6          11.5
Debt-to-equity ratio (to 1).........................................................................         11.4          12.6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table illustrates the calculation of Ford Credit's managed leverage (in billions, except for ratios):

                                                                                                        March 31,     December 31,
                                                                                                          2004             2004
                                                                                                        ----------    -------------
Total debt.......................................................................................       $   132.7      $   144.3
Securitized off-balance sheet receivables outstanding (a)........................................            41.1           37.7
Retained interest in securitized off-balance sheet receivables (b)...............................            (8.3)          (9.5)
Adjustments for cash and cash equivalents........................................................           (13.1)         (12.7)
Adjustments for SFAS No. 133.....................................................................            (2.2)          (3.2)
                                                                                                        ---------      ---------
  Total adjusted debt............................................................................       $   150.2      $   156.6
                                                                                                        =========      =========

Total stockholder's equity (including minority interest).........................................       $    11.6      $    11.5
Adjustments for SFAS No. 133.....................................................................            (0.1)          (0.1)
                                                                                                        ---------      ---------
  Total adjusted equity..........................................................................       $    11.5      $    11.4
                                                                                                        =========      =========

Managed debt-to-equity ratio (to 1)..............................................................            13.0           13.7

__________
(a)   Includes securitized funding from discontinued operations.
(b) Includes retained interest in securitized receivables from discontinued operations.

     Ford Credit's dividend policy is based, in part, on its strategy to maintain managed leverage at about 13 to 1. Based on Ford Credit's profitability and managed receivable levels, it paid cash dividends of $450 million in the first quarter of 2005.

     Credit Facilities. For additional funding and to maintain liquidity, Ford Credit and its majority-owned subsidiaries including FCE Bank plc ("FCE") have contractually committed credit facilities with financial institutions that totaled approximately $7.6 billion at March 31, 2005. This includes $4.5 billion of Ford Credit facilities ($3.9 billion global and approximately $600 million non-global) and $3.1 billion of FCE facilities ($2.9 billion global and approximately $200 million non-global). Approximately $800 million of the total facilities were in use at March 31, 2005. The facilities have various maturity dates. Of the $7.6 billion, about 38% of these facilities are committed through June 30, 2009. Ford Credit's global credit facilities may be used, at its option, by any of its direct or indirect majority-owned subsidiaries. FCE's global credit facilities may be used at its option by any of its direct or indirect majority-owned subsidiaries. Ford Credit or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that would limit Ford Credit's ability to borrow.

     Additionally, at March 31, 2005, banks provided $18.0 billion of contractually committed liquidity facilities supporting two asset-backed commercial paper programs; $17.5 billion supported Ford Credit's FCAR program and $500 million supported its off-balance sheet wholesale securitization program. Unlike Ford Credit's credit facilities described above, these facilities provide liquidity exclusively to each individual asset-backed commercial paper program. Utilization of these facilities is subject to conditions specific to each program. At March 31, 2005, about $17.3 billion of FCAR's bank credit facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. The remaining $200 million of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt.

     In addition, Ford Credit has entered into agreements with a number of bank-sponsored, commercial paper issuers ("conduits") under which such conduits are contractually committed to purchase from Ford Credit, at Ford Credit's option, up to an aggregate of approximately $15.6 billion of retail receivables. The agreements have varying maturity dates between June 23, 2005 and October 27, 2005. As of March 31, 2005, approximately $5.9 billion of these conduit commitments were in use.

Hertz

     Debt and Cash. At March 31, 2005, Hertz had total debt of $8.5 billion, up $0.1 billion from December 31, 2004. At March 31, 2005 and at December 31, 2004, commercial paper outstanding was $1.9 billion ($630 million asset-backed securitization, and the remainder unsecured). At March 31, 2005, Hertz had cash and cash equivalents of $695 million, up from $681 million at December 31, 2004.

     In the last several weeks, Hertz has experienced decreased market demand for its unsecured commercial paper. In light of higher seasonal funding requirements in the second quarter, on May 2, 2005, Hertz borrowed $250 million under its $500 million line of credit with Ford, which would automatically terminate at any time if we ceased to own, directly or indirectly, capital stock of Hertz having more than 50% of the total voting power of all outstanding capital stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Hertz has an asset-backed securitization ("ABS") program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing flexibility. As of March 31, 2005, $1.23 billion was outstanding under the ABS program, consisting of $630 million of commercial paper and $600 million of medium-term notes.


Total Company

     Stockholders' Equity. Our stockholders' equity was $15.7 billion at March 31, 2005, down $375 million compared with December 31, 2004. The decrease primarily reflected net income of $1.2 billion less dividends of $183 million and other comprehensive loss of $1.4 billion. See Note 9 of the Notes to the Financial Statements for further discussion of other comprehensive income/(loss).

     Credit Ratings. In April 2005, the following rating actions occurred: DBRS downgraded Ford's long-term rating to BBB from BBB(high), downgraded Ford's short-term rating to R-2(middle) from R-1(low), and changed Ford's trend to Negative from Stable. DBRS confirmed both Ford Credit's and Hertz' long-term ratings, downgraded both Ford Credit's and Hertz' short-term ratings to R-2(high) from R-1(low), revised Ford Credit's trend to Negative from Stable, and revised Hertz' trend to Negative with developing implications from Stable. Fitch revised our rating outlook, as well as Ford Credit's and Hertz', to Negative from Stable. Moody's placed our long-term rating and Ford Credit's long-term rating under review for possible downgrade, affirmed Ford Credit's short-term rating, and placed Hertz' long-term and short-term ratings under review for possible downgrade. S&P revised our rating outlook, as well as Ford Credit's and Hertz', to Negative from Stable, and placed Hertz on CreditWatch with developing implications. On May 5, 2005, S&P lowered Ford and Ford Credit's long- and short-term ratings to BB+ and B-1 from BBB- and A-3, respectively, and maintained the outlook for each at Negative. Further rating actions could occur at any time. The following chart summarizes our present credit ratings and the outlook assigned by the nationally recognized statistical rating organizations:

-------------------------------------------------------------------------------------------------------------------------------
                   DBRS                          Fitch                        Moody's                        S&P
-------  --------------------------  ----------------------------  -----------------------------  -----------------------------
          Long-    Short-              Long     Short-               Long-    Short-                Long-    Short-
          Term     Term     Trend      Term     Term      Outlook    Term     Term      Outlook     Term     Term      Outlook
-------  -------  --------  --------  -------  --------  ---------  -------  --------  ----------  -------  --------  ---------
Ford      BBB      R-2      Negative   BBB+      F2       Negative   Baa1*     P-2      Negative    BB+      B-1       Negative
                  (middle)
-------  -------  --------  --------  -------  --------  ---------  -------  --------  ----------  -------  --------  ---------
Ford      BBB      R-2      Negative   BBB+      F2       Negative    A3*      P-2      Negative    BB+      B-1       Negative
Credit   (high)   (high)
-------  -------  --------  --------  -------  --------  ---------  -------  --------  ----------  -------  --------  ---------
Hertz     BBB      R-2      Negative   BBB+      F2       Negative   Baa2*     P-2*     Negative    BBB-     A-3       Negative
         (high)   (high)
-------------------------------------------------------------------------------------------------------------------------------

__________
*   Rating under credit review for possible downgrade.

     As a result of S&P downgrading the long-term credit rating for Ford and Ford Credit to BB+ (non-investment grade) on May 5, 2005, we anticipate increased borrowing costs. We also anticipate that Ford Credit will experience restricted access to unsecured debt markets, which would cause its outstanding unsecured commercial paper and unsecured term debt balances to decline. In response, Ford Credit plans to increase its use of securitization and other asset-related sources of liquidity. Over time, Ford Credit also may need to reduce further the amount of receivables it purchases. A significant reduction in the amount of purchased receivables would significantly reduce Ford Credit's ongoing profits, and could adversely affect its ability to support the sale of Ford vehicles.

OFF-BALANCE SHEET ARRANGEMENTS

     Special Purpose Entities. At March 31, 2005, the total outstanding principal amount of receivables sold by Ford Credit and held by off-balance sheet securitization entities was $39.3 billion, up $3.7 billion from December 31, 2004. Ford Credit's retained interests in such sold receivables at March 31, 2005 were $8.0 billion, down $1.1 billion from December 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

     Shown below are our 2005 planning assumptions and operation metrics established and announced in January 2005 and our present full-year outlook for them:

Industry Volume (SAAR incl. heavy trucks)                             Planning Assumptions           Full-Year Outlook
----------------------------------------                              --------------------           -----------------
U.S (million units)................................................          17.2                         17.2
Europe (million units).............................................          17.3                         17.1

Operation Metrics                                                         2005 Milestones
-----------------                                                      ----------------------
Quality............................................................    Improve in all regions             (a)
Market share.......................................................    Improve in all regions             Mixed
Automotive cost performance (b)....................................    Hold costs flat                    On-Track
Capital spending...................................................    $7 billion or lower                On-Track

__________
(a) External data used to track our progress on quality will be available during the second quarter.
(b) At constant volume, mix and exchange; excluding special items and discontinued operations.

     Our projection of second quarter 2005 production is as follows:

                                                                                                              Second Quarter 2005
                                                                                    Second Quarter 2005           Over/(Under)
Business Unit                                                                      Vehicle Unit Production    Second Quarter 2004
-------------                                                                      ------------------------   -------------------
Ford North America..............................................................           905,000                 (46,000)
Ford Europe.....................................................................           460,000                 (24,000)
PAG.............................................................................           200,000                   4,000

     We continue to face increasingly challenging conditions in the intensely competitive automotive industry. We expect that we will continue to experience commodity cost pressures, unfavorable currency exchange rates, the effects of low discount rates and high health care costs, and the effects of industry overcapacity, such as increasingly aggressive marketing incentives by our competitors. We also anticipate that gasoline prices in the near term will remain high, contributing to a shift away from more profitable traditional SUVs and toward crossover and smaller vehicles.

     In this environment, we no longer expect to reach the target we established in 2002 of achieving $7 billion in pre-tax profit in 2006. Our full-year 2005 earnings per share guidance and outlook for pre-tax profits excluding special items by business unit, sector and total company, as well as our outlook for Automotive operating-related cash flow, remain unchanged from that disclosed in our Current Report on Form 8-K dated April 20, 2005. Our full-year 2005 earnings per share guidance assumed the benefit of an accrual in the fourth quarter of a significant amount of tax-related interest on refund claims, which we now anticipate will occur in the second quarter of 2005. We now expect second quarter 2005 earnings per share to be in a range of breakeven to 15 cents, excluding special items.

     The first quarter 2005 effective tax rate on continuing operations was about 21%, reflecting a greater impact of ongoing tax credits based on a projected lower level of pre-tax profits. We anticipate our full-year tax rate to be about 21%, excluding any impact of the repatriation of foreign earnings pursuant to the American Jobs Creation Act of 2004. See also Note 2 of the Notes to the Financial Statements.

     As indicated in our Annual Report on Form 10-K for the year ended December 31, 2004 (the "10-K Report"), we and Visteon Corporation, our largest supplier, have been discussing a concept that we jointly believe would allow both companies to improve their efficiency and effectiveness. Recent discussions have been constructive and are progressing. Any agreement would be conditioned upon any necessary approval by the UAW. An agreement likely would result in a significant charge to earnings. Until discussions have been completed, there can be no assurance that the parties will be successful in reaching a final agreement covering the matters under discussion. If we are unable to reach agreement and Visteon's operating performance and financial condition were to deteriorate, it is possible that Visteon may be unable to fulfill its commitments to Ford to supply parts and to reimburse us for obligations relating to Ford employees assigned to Visteon.

     In light of strong performance by Hertz and our continuing strategy to de-emphasize vehicle sales to daily rental car companies, we are evaluating long-term strategic options for our investment in Hertz.

Risk Factors

     Statements included or incorporated by reference herein may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued

     o greater price competition resulting from currency fluctuations, industry overcapacity or other factors;
     o a significant decline in industry sales, particularly in the U.S. or Europe, resulting from slowing economic growth, geo-political events or other factors;
     o    lower-than-anticipated market acceptance of new or existing products;
     o    economic  distress  of  suppliers  that  may  require  us  to  provide financial support or take other measures to ensure supplies of materials;
     o work stoppages at Ford or supplier facilities or other interruptions of supplies;
     o the discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
     o increased safety, emissions, fuel economy or other regulation resulting in higher costs and/or sales restrictions;
     o unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;
     o worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., investment returns, interest rates, health care cost trends, benefit improvements);
     o    currency or  commodity  price  fluctuations,  including  rising  steel prices;
     o    changes in interest rates;
     o a market shift from truck sales or from sales of other more profitable vehicles in the U.S.;
     o    economic difficulties in any significant market;
     o    higher prices for or reduced availability of fuel;
     o    labor or other constraints on our ability to restructure our business;
     o a change in our requirements or obligations under long-term supply arrangements pursuant to which we are obligated to purchase minimum quantities or a fixed percentage of output or pay minimum amounts;
     o    credit rating downgrades;
     o inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts;
     o    higher-than-expected credit losses;
     o lower-than-anticipated residual values for leased vehicles and higher-than-expected lease return rates; and
     o increased price competition in the rental car industry and/or a general decline in business or leisure travel due to terrorist attacks, acts of war, epidemic disease or measures taken by governments in response thereto that negatively affect the travel industry.


OTHER FINANCIAL INFORMATION

     The interim financial information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 has not been audited by PricewaterhouseCoopers LLP ("PwC"). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933. DRAFT

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

     There is no material change in the information reported under Part II, Item 7A of our 10-K Report.

ITEM 4.  Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. William Clay Ford, Jr., our Chief Executive Officer, and Donat R. Leclair, our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2005 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

     Changes in Internal Controls over Financial Reporting. During the first quarter of 2005, we upgraded the initial application of a new fixed asset system in a few U.S. locations. We plan in 2005 and 2006 to progressively launch the new, upgraded system at all U.S. locations and selected locations outside of the United States. We also began the process of changing our non-production order procurement system for U.S. facilities and select non-U.S. locations. As part of an ongoing roll-out in North America and Europe, Ford Credit replaced its primary receivables system in the United Kingdom.

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Product Liability Matters

     Hydroboost Truck Brake Class Action. (Previously reported on page 28 of our Annual Report on Form 10-K for the year ended December 31, 2004.) On April 7, 2005, the Oklahoma Supreme Court denied our application for review of the state trial court's class certification order.

Environmental Matters

     Woodhaven  Stamping  Plant  Letter  of  Violation.  On March 7,  2005,  the
Michigan Department of Environmental Quality ("DEQ") issued a letter of violation to Ford's Woodhaven Stamping Plant alleging that the facility had failed to properly report emissions from boilers and space heaters, and that the facility had failed to apply for a Title V permit as required by Michigan law. Ford is fully cooperating with the DEQ to resolve this matter.

     Proceeding with the New York Environmental Enforcement Division. Ford and the New York Environmental Enforcement Division are discussing resolution of an alleged violation of New York law relating to vehicles delivered to dealers in New York that were certified to federal rather than California emissions standards. Ford denies any violation, and the parties are in discussions to resolve this matter.


ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     During the first quarter of 2005, we purchased shares of our Common Stock as follows:

                                                                        Total Number of              Maximum Number (or
                                                                      Shares Purchased as       Approximate Dollar Value) of
                                Total Number of        Average          Part of Publicly           Shares that May Yet Be
                                    Shares            Price Paid        Announced Plans or       Purchased Under the Plans or
          Period                  Purchased a/         per Share             Programs                      Programs
---------------------------    ------------------    ------------    -----------------------   -------------------------------
     January 1, 2005                                                                           No publicly announced
                                   2,556,436           $14.13                  0               repurchase program in place
         through

     January 31, 2005

     February 1, 2005
         through                                                                               No publicly announced
    February 28, 2005              2,187,473           $13.07                  0               repurchase program in place

      March 1, 2005
         through                                                                               No publicly announced
      March 31, 2005               2,503,376           $12.00                  0               repurchase program in place
                                   ---------                                   -
                                                                                               No publicly announced
         Total                     7,247,285           $13.07                  0               repurchase program in place
__________                         =========                                   =

a/ We currently do not have a publicly announced repurchase program in place. Of the 7,247,285 shares purchased, 6,944,213 shares were purchased from the Ford Motor Company Savings and Stock Investment Plan for Salaried Employees ("SSIP") and the Tax Efficient Savings Plan for Hourly Employees ("TESPHE"). Shares are generally purchased from the SSIP and TESPHE when participants in those plans elect to sell units in the Ford Stock Fund upon retirement, upon termination of employment with the Company, related to an in-service distribution, or to fund a loan against an existing account balance in the Ford Stock Fund. Shares are not purchased from these plans when a participant transfers account balances out of the Ford Stock Fund and into another investment option under the plans. The remaining shares were acquired from our employees or directors in accordance with our various compensation plans as a result of share withholdings to pay income taxes with respect to: (i) the lapse of restrictions on restricted stock,
     (ii) the issuance of unrestricted stock, including issuances as a result of the conversion of restricted stock equivalents or (iii) to pay the exercise price and related income taxes with respect to certain exercises of stock options.


ITEM 6.  Exhibits.

         Please see Exhibit Index below.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FORD MOTOR COMPANY
                                     -----------------------------

                                            (Registrant)






Date:   May 10, 2005                 By:  /s/James C. Gouin
        ------------                    --------------------------
                                            James C. Gouin
                                            Vice President and Controller

                                  EXHIBIT INDEX
                                  -------------

  Designation                            Description                                          Method of Filing
 ---------------     ---------------------------------------------------------         -------------------------------
  Exhibit 12            Ford Motor Company and Subsidiaries Calculation                    Filed with this Report
                        of Ratio of Earnings to Combined Fixed Charges
                        and Preferred Stock Dividends

  Exhibit 15            Letter of PricewaterhouseCoopers LLP, Independent                  Filed with this Report
                        Registered Public Accounting Firm, dated May 10,
                        2005, relating to Financial Information

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