Form 10-Q
period 2005-06-30
FORD MOTOR CO
filed 2005-08-04
CIK 37996

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 2005
                                      -------------

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to
                                      ------------    ------------


       Commission File Number:            1-3950
                                ---------------------------



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

                                 (313) 322-3000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of July 29, 2005, the registrant had outstanding 1,782,197,918 shares of Common Stock and 70,852,076 shares of Class B Stock.


                     Exhibit index located on page number 35

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                       FORD MOTOR COMPANY AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                  For the Periods Ended June 30, 2005 and 2004
                     (in millions, except per share amounts)

                                                                                  Second Quarter                 First Half
                                                                              ----------------------      ----------------------
                                                                                 2005         2004           2005         2004
                                                                              ----------  ----------      ----------  ----------
                                                                                    (unaudited)                 (unaudited)
Sales and revenues
Automotive sales...........................................................   $  38,685    $  36,661      $  78,017    $  75,461
Financial Services revenues................................................       5,863        6,212         11,667       12,135
                                                                              ---------    ---------      ---------    ---------
   Total sales and revenues................................................      44,548       42,873         89,684       87,596

Costs and expenses
Cost of sales..............................................................      36,713       33,624         72,271       67,678
Selling, administrative and other expenses.................................       6,127        5,920         12,217       11,739
Interest expense...........................................................       1,719        1,734          3,683        3,569
Provision for credit and insurance losses..................................         (17)         174            168          527
                                                                              ---------    ---------      ---------    ---------
   Total costs and expenses................................................      44,542       41,452         88,339       83,513
Automotive interest income and other non-operating income/(expense), net...         651          (20)           804          125
Automotive equity in net income/(loss) of affiliated companies.............          69           84            126          140
                                                                              ---------    ---------      ---------    ---------
Income/(loss) before income taxes..........................................         726        1,485          2,275        4,348
Provision for/(benefit from) income taxes..................................        (301)         261             13        1,080
                                                                              ---------    ---------      ---------    ---------
Income/(loss) before minority interests....................................       1,027        1,224          2,262        3,268
Minority interests in net income/(loss) of subsidiaries....................          84           72            142          157
                                                                              ---------    ---------      ---------    ---------
Income/(loss) from continuing operations...................................         943        1,152          2,120        3,111
Income/(loss) from discontinued operations.................................           3           13             38            6
                                                                              ---------    ---------      ---------    ---------
Net income/(loss)..........................................................   $     946    $   1,165      $   2,158    $   3,117
                                                                              =========    =========      =========    =========

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 9)
Basic income/(loss)
  Income/(loss) from continuing operations.................................   $    0.51    $    0.63      $    1.16    $    1.71
  Income/(loss) from discontinued operations...............................          --         0.01           0.02           --
                                                                              ---------    ---------      ---------    ---------
  Net income/(loss)........................................................   $    0.51    $    0.64      $    1.18    $    1.71
                                                                              =========    =========      =========    =========
Diluted income/(loss)
  Income/(loss) from continuing operations.................................   $    0.47    $    0.57      $    1.05    $    1.51
  Income/(loss) from discontinued operations...............................          --           --           0.01           --
                                                                              ---------    ---------      ---------    ---------
  Net income/(loss)........................................................   $    0.47    $    0.57      $    1.06    $    1.51
                                                                              =========    =========      =========    =========
Cash dividends.............................................................   $    0.10    $    0.10      $    0.20    $    0.20

          The accompanying notes are part of the financial statements.

                       FORD MOTOR COMPANY AND SUBSIDIARIES

                           SECTOR STATEMENT OF INCOME
                  For the Periods Ended June 30, 2005 and 2004
                     (in millions, except per share amounts)

                                                                               Second Quarter                  First Half
                                                                         --------------------------      -------------------------
                                                                             2005          2004              2005          2004
                                                                         -----------   ------------      -----------   -----------
                                                                                (unaudited)                     (unaudited)

AUTOMOTIVE
Sales..................................................................  $    38,685   $    36,661       $    78,017   $    75,461
Costs and expenses
Cost of sales..........................................................       36,713        33,624            72,271        67,678
Selling, administrative and other expenses.............................        3,076         2,832             6,185         5,574
                                                                         -----------   -----------       -----------   -----------
   Total costs and expenses............................................       39,789        36,456            78,456        73,252
                                                                         -----------   -----------       -----------   -----------
Operating income/(loss)................................................       (1,104)          205              (439)        2,209

Interest expense.......................................................          187           312               589           697

Interest income and other non-operating income/(expense), net..........          651           (20)              804           125
Equity in net income/(loss) of affiliated companies....................           69            84               126           140
                                                                         -----------   -----------       -----------   -----------
Income/(loss) before income taxes -- Automotive........................         (571)          (43)              (98)        1,777

FINANCIAL SERVICES
Revenues...............................................................        5,863         6,212            11,667        12,135
Costs and expenses
Interest expense.......................................................        1,532         1,422             3,094         2,872
Depreciation...........................................................        1,540         1,659             3,054         3,388
Operating and other expenses...........................................        1,511         1,429             2,978         2,777
Provision for credit and insurance losses..............................          (17)          174               168           527
                                                                         -----------   -----------       -----------   -----------
   Total costs and expenses............................................        4,566         4,684             9,294         9,564
                                                                         -----------   -----------       -----------   -----------
Income/(loss) before income taxes -- Financial Services................        1,297         1,528             2,373         2,571
                                                                         -----------   -----------       -----------   -----------

TOTAL COMPANY
Income/(loss) before income taxes......................................          726         1,485             2,275         4,348
Provision for/(benefit from) income taxes..............................         (301)          261                13         1,080
                                                                         -----------   -----------       -----------   -----------
Income/(loss) before minority interests................................        1,027         1,224             2,262         3,268
Minority interests in net income/(loss) of subsidiaries................           84            72               142           157
                                                                         -----------   -----------       -----------   -----------
Income/(loss) from continuing operations...............................          943         1,152             2,120         3,111
Income/(loss) from discontinued operations.............................            3            13                38             6
                                                                         -----------   -----------       -----------   -----------
Net income/(loss)......................................................  $       946   $     1,165       $     2,158   $     3,117
                                                                         ===========   ===========       ===========   ===========

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 9)
Basic income/(loss)
  Income/(loss) from continuing operations.............................  $      0.51   $      0.63       $      1.16   $      1.71
  Income/(loss) from discontinued operations...........................           --          0.01              0.02            --
                                                                         -----------    ----------       -----------   -----------
  Net income/(loss)....................................................  $      0.51    $     0.64       $      1.18   $      1.71
                                                                         ===========    ==========       ===========   ===========
Diluted income/(loss)
  Income/(loss) from continuing operations.............................  $      0.47    $     0.57       $      1.05   $      1.51
  Income/(loss) from discontinued operations...........................           --            --              0.01            --
                                                                         -----------    ----------       -----------   -----------
  Net income/(loss)....................................................  $      0.47    $     0.57       $      1.06   $      1.51
                                                                         ===========    ==========       ===========   ===========
Cash dividends.........................................................  $      0.10    $     0.10       $      0.20   $      0.20


          The accompanying notes are part of the financial statements.

                       FORD MOTOR COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (in millions)

                                                                                                     June 30,       December 31,
                                                                                                       2005             2004
                                                                                                  -------------   --------------
                                                                                                   (unaudited)
ASSETS
Cash and cash equivalents.......................................................................  $      30,133   $    23,510
Marketable securities...........................................................................          8,614         9,507
Loaned securities...............................................................................            734         1,058
Finance receivables, net........................................................................         97,565       110,749
Other receivables, net..........................................................................          6,523         5,969
Net investment in operating leases..............................................................         33,859        31,763
Retained interest in sold receivables...........................................................          5,287         9,166
Inventories (Note 5)............................................................................         11,550        10,766
Equity in net assets of affiliated companies....................................................          2,861         2,835
Net property....................................................................................         42,281        44,549
Deferred income taxes...........................................................................          4,567         4,830
Goodwill and other intangible assets (Note 6)...................................................          6,679         7,271
Assets of discontinued/held-for-sale operations.................................................             23         2,374
Other assets....................................................................................         26,158        29,511
                                                                                                      ---------   -----------
   Total assets.................................................................................  $     276,834   $   293,858
                                                                                                  =============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables........................................................................................  $      23,853   $    22,689
Accrued and other liabilities...................................................................         73,911        74,964
Debt............................................................................................        158,441       172,973
Deferred income taxes...........................................................................          5,605         6,171
Liabilities of discontinued/held-for-sale operations............................................             15           139
                                                                                                  -------------   -----------
   Total liabilities............................................................................        261,825       276,936
Minority interests..............................................................................            806           877
Stockholders' equity
Capital stock
  Common Stock, par value $0.01 per share (1,837 million shares issued).........................             18            18
  Class B Stock, par value $0.01 per share (71 million shares issued)...........................              1             1
Capital in excess of par value of stock.........................................................          5,110         5,321
Accumulated other comprehensive income/(loss)...................................................         (2,611)        1,258
Treasury stock..................................................................................         (1,281)       (1,728)
Earnings retained for use in business...........................................................         12,966        11,175
                                                                                                  -------------   -----------
   Total stockholders' equity...................................................................         14,203        16,045
                                                                                                  -------------   -----------
   Total liabilities and stockholders' equity...................................................  $     276,834   $   293,858
                                                                                                  =============   ===========

          The accompanying notes are part of the financial statements.

                       FORD MOTOR COMPANY AND SUBSIDIARIES

                              SECTOR BALANCE SHEET
                                  (in millions)

                                                                                                     June 30,        December 31,
                                                                                                       2005             2004
                                                                                                  -------------    --------------
                                                                                                    (unaudited)
ASSETS
Automotive
Cash and cash equivalents.......................................................................  $      10,812    $      10,142
Marketable securities...........................................................................          7,607            8,291
Loaned securities...............................................................................            734            1,058
                                                                                                  -------------    -------------
   Total cash, marketable and loaned securities.................................................         19,153           19,491
Receivables, net................................................................................          2,832            2,894
Inventories (Note 5)............................................................................         11,550           10,766
Deferred income taxes...........................................................................          3,356            3,837
Other current assets............................................................................          8,080            8,916
                                                                                                  -------------    -------------
   Total current assets.........................................................................         44,971           45,904
Equity in net assets of affiliated companies....................................................          1,975            1,907
Net property....................................................................................         40,675           42,904
Deferred income taxes...........................................................................          8,646           10,894
Goodwill and other intangible assets (Note 6)...................................................          5,787            6,374
Assets of discontinued/held-for-sale operations.................................................             23              188
Other assets....................................................................................         10,366            9,455
                                                                                                  -------------    -------------
   Total Automotive assets......................................................................        112,443          117,626
Financial Services
Cash and cash equivalents.......................................................................         19,321           13,368
Investments in securities.......................................................................          1,007            1,216
Finance receivables, net........................................................................        101,256          113,824
Net investment in operating leases..............................................................         33,859           31,763
Retained interest in sold receivables...........................................................          5,287            9,166
Goodwill and other intangible assets (Note 6)...................................................            892              897
Assets of discontinued/held-for-sale operations.................................................             --            2,186
Other assets....................................................................................         10,240           13,746
Receivable from Automotive......................................................................          1,655            2,753
                                                                                                  -------------    -------------
   Total Financial Services assets..............................................................        173,517          188,919
   Intersector elimination......................................................................         (1,655)          (2,753)
                                                                                                  -------------    -------------
   Total assets.................................................................................  $     284,305    $     303,792
                                                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables..................................................................................  $      16,440    $      16,026
Other payables..................................................................................          4,679            4,269
Accrued and other liabilities...................................................................         31,285           31,059
Deferred income taxes...........................................................................          2,490            2,514
Debt payable within one year....................................................................          1,058              977
Current payable to Financial Services...........................................................          1,026            1,382
                                                                                                  -------------    -------------
   Total current liabilities....................................................................         56,978           56,227
Long-term debt..................................................................................         17,034           17,458
Other liabilities...............................................................................         35,503           35,699
Deferred income taxes...........................................................................             --            3,042
Liabilities of discontinued/held-for-sale operations............................................             15               46
Payable to Financial Services...................................................................            629            1,371
                                                                                                  -------------    -------------
   Total Automotive liabilities.................................................................        110,159          113,843
Financial Services
Payables........................................................................................          2,734            2,394
Debt............................................................................................        140,349          154,538
Deferred income taxes...........................................................................         10,586           10,549
Other liabilities and deferred income...........................................................          7,123            8,206
Liabilities of discontinued/held-for-sale operations............................................             --               93
                                                                                                  --------------    -------------
   Total Financial Services liabilities.........................................................        160,792          175,780
Minority interests..............................................................................            806              877
Stockholders' equity
Capital stock
  Common Stock, par value $0.01 per share (1,837 million shares issued).........................             18               18
  Class B Stock, par value $0.01 per share (71 million shares issued)...........................              1                1
Capital in excess of par value of stock.........................................................          5,110            5,321
Accumulated other comprehensive income/(loss)...................................................         (2,611)           1,258
Treasury stock..................................................................................         (1,281)          (1,728)
Earnings retained for use in business...........................................................         12,966           11,175
                                                                                                  -------------    -------------
   Total stockholders' equity...................................................................         14,203           16,045
   Intersector elimination......................................................................         (1,655)          (2,753)
                                                                                                  -------------    -------------
   Total liabilities and stockholders' equity...................................................  $     284,305    $     303,792
                                                                                                  =============    =============

          The accompanying notes are part of the financial statements.

                       FORD MOTOR COMPANY AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                  For the Periods Ended June 30, 2005 and 2004
                                  (in millions)

                                                                                                                  First Half
                                                                                                          --------------------------
                                                                                                              2005          2004
                                                                                                          ------------  ------------
                                                                                                                  (unaudited)
Cash and cash equivalents at January 1.................................................................   $    23,510   $    23,208

Cash flows from operating activities before securities trading.........................................        13,230        13,235
Net sales/(purchases) of trading securities............................................................         1,106          (723)
                                                                                                          -----------   -----------
   Net cash flows from operating activities............................................................        14,336        12,512

Cash flows from investing activities
  Capital expenditures.................................................................................        (3,572)       (2,780)
  Acquisitions of retail and other finance receivables and operating leases............................       (28,951)      (31,727)
  Collections of retail and other finance receivables and operating leases.............................        25,150        23,795
  Net acquisitions of daily rental vehicles............................................................        (2,997)       (2,902)
  Purchases of securities..............................................................................        (2,451)       (6,026)
  Sales and maturities of securities...................................................................         2,395         5,703
  Proceeds from sales of retail and other finance receivables and operating leases.....................        12,506         3,760
  Proceeds from sale of businesses.....................................................................         2,070           125
  Cash paid for acquisitions (Note 3)..................................................................        (1,296)          (30)
  Other................................................................................................           331           (48)
                                                                                                          -----------   -----------
   Net cash (used in)/provided by investing activities.................................................         3,185       (10,130)

Cash flows from financing activities
  Cash dividends.......................................................................................          (367)         (366)
  Net sales/(purchases) of Common Stock................................................................           184          (101)
  Changes in short-term debt...........................................................................           821         8,412
  Proceeds from issuance of other debt.................................................................        14,765         7,831
  Principal payments on other debt.....................................................................       (25,769)      (24,401)
  Other................................................................................................            (6)          (35)
                                                                                                          -----------   -----------
   Net cash (used in)/provided by financing activities.................................................       (10,372)       (8,660)

Effect of exchange rate changes on cash................................................................          (526)         (145)
                                                                                                          -----------   -----------

   Net increase/(decrease) in cash and cash equivalents................................................         6,623        (6,423)
                                                                                                          -----------   -----------

Cash and cash equivalents at June 30...................................................................   $    30,133   $    16,785
                                                                                                          ===========   ===========

          The accompanying notes are part of the financial statements.

                       FORD MOTOR COMPANY AND SUBSIDIARIES

                    CONDENSED SECTOR STATEMENT OF CASH FLOWS
                  For the Periods Ended June 30, 2005 and 2004
                                  (in millions)

                                                                               First Half 2005                First Half 2004
                                                                         --------------------------     ---------------------------
                                                                                         Financial                       Financial
                                                                          Automotive     Services        Automotive      Services
                                                                         ------------   -----------     ------------   ------------
                                                                                 (unaudited)                    (unaudited)
Cash and cash equivalents at January 1................................     $  10,142    $  13,368         $   6,856     $  16,352

Cash flows from operating activities before securities trading........         3,789        5,274             3,582         9,454
Net sales/(purchases) of trading securities...........................         1,058           48              (692)          (31)
                                                                           ---------    ---------         ---------     ---------
  Net cash flows from operating activities............................         4,847        5,322             2,890         9,423

Cash flows from investing activities
  Capital expenditures................................................        (3,347)        (225)           (2,591)         (189)
  Acquisitions of retail and other finance receivables and operating
   leases.............................................................            --      (28,951)               --       (31,727)
  Collections of retail and other finance receivables and operating
   leases.............................................................            --       24,979                --        23,895
  Net (acquisitions)/collections of wholesale receivables.............            --          599                --          (865)
  Net acquisitions of daily rental vehicles...........................            --       (2,997)               --        (2,902)
  Purchases of securities.............................................        (2,149)        (302)           (5,593)         (433)
  Sales and maturities of securities..................................         1,883          512             5,312           391
  Proceeds from sales of retail and other finance receivables and
   operating leases...................................................            --       12,506                --         3,760
  Proceeds from sales of wholesale receivables........................            --        3,739                --           964
  Proceeds from sale of businesses....................................            29        2,041               125            --
  Net investing activity with Financial Services......................         1,402           --             1,832            --
  Cash paid for acquisitions (Note 3).................................        (1,296)          --               (30)           --
  Other...............................................................           249           82                17           (65)
                                                                           ---------    ---------         ---------     ---------
   Net cash (used in)/provided by investing activities................        (3,229)      11,983              (928)       (7,171)

Cash flows from financing activities
  Cash dividends......................................................          (367)          --              (366)           --
  Net sales/(purchases) of Common Stock...............................           184           --              (101)           --
  Changes in short-term debt..........................................           145          676              (267)        8,679
  Proceeds from issuance of other debt................................            84       14,681               289         7,542
  Principal payments on other debt....................................          (595)     (25,174)           (1,729)      (22,672)
  Net financing activity with Automotive..............................            --       (1,402)               --        (1,832)
  Other...............................................................            (4)          (2)              (15)          (20)
                                                                           ---------    ---------         ---------     ---------
   Net cash (used in)/provided by financing activities................          (553)     (11,221)           (2,189)       (8,303)

Effect of exchange rate changes on cash...............................           (39)        (487)              (37)         (108)
Net transactions with Automotive/Financial Services...................          (356)         356               474          (474)
                                                                           ---------    ---------         ---------     ---------

   Net increase/(decrease) in cash and cash equivalents...............           670        5,953               210        (6,633)
                                                                           ---------    ---------         ---------     ---------

Cash and cash equivalents at June 30..................................     $  10,812    $  19,321         $   7,066     $   9,719
                                                                           =========    =========         =========     =========

          The accompanying notes are part of the financial statements.

                       FORD MOTOR COMPANY AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS

     The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair presentation of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries and consolidated Variable Interest Entities ("VIEs") of which we are the primary beneficiary for the periods and at the dates presented. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 10-K Report"). For purposes of this report, "Ford", the "Company", "we", "our", "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise. Certain prior period amounts have been reclassified to conform to current period presentation and certain amounts previously disclosed in our Current Report on Form 8-K dated July 19, 2005 have been revised.

NOTE 2. INCOME TAXES

     In 2005, the unusual effective tax rate for the second quarter of (45.9)% and for the first half of 0.6% is primarily a result of settlements during the second quarter of prior year tax audits, as well as adjusting our anticipated full-year effective tax rate for ongoing operations. The anticipated full-year effective tax rate excludes any impact of the repatriation of foreign earnings pursuant to The American Jobs Creation Act of 2004.

     On October 22, 2004, President Bush signed into law The American Jobs Creation Act of 2004 (the "Act"). The Act provides for a one-year period to repatriate certain foreign earnings at a special tax rate. We continue to evaluate the application of the repatriation provisions and are considering repatriating up to a maximum of $860 million of foreign earnings, subject to further regulatory clarification of the Act. The impact of any repatriation of these earnings pursuant to the Act cannot reasonably be estimated at this time. We expect to make a determination about the applicability of the repatriation provision in the fourth quarter of 2005.

NOTE 3. HELD-FOR-SALE AND DISCONTINUED OPERATIONS, DISPOSITIONS, AND
        ACQUISITIONS

Automotive Sector

     Held-for-sale Operations. In March 2005, we reached an agreement to acquire the minority interest in a majority-owned subsidiary that licenses trademarks. We also committed to the sale of this entity's operations, as its operations are not consistent with our objective to focus on our core automotive business. At June 30, 2005, the assets of the held-for-sale operations associated with the licensing of trademarks consisted primarily of cash and cash equivalents of approximately $14 million.

     In 2004, management committed to sell certain consolidated dealerships in the Asia Pacific and Africa/Mazda segment, as the sale of the dealerships will allow us to concentrate on the production and marketing of our products in the Asia Pacific region rather than day-to-day retailing operations. During the second quarter of 2005, we completed the sale of the dealerships and recorded a pre-tax gain of approximately $14 million.

     Dispositions. On April 1, 2005, we completed the sale of our interest (approximately 19%) in Vastera, Inc., a provider of global trade management solutions, for $24 million. As a result of the disposition, we recognized a pre-tax gain of approximately $11 million.

     Acquisitions. In June 2000, we purchased the Land Rover sport utility vehicle business from the BMW Group. As part of the acquisition, we agreed to pay two-thirds of the purchase price at closing with the remainder being paid in 2005. In June 2005, we made the final payment of approximately $1.3 billion.

Financial Services Sector

     Discontinued Operations. During 2004, we committed to a plan to sell Triad Financial Corporation ("Triad"), our operation in the United States that specialized in automobile retail installment sales contracts with borrowers who generally would not be expected to qualify, based on their creditworthiness, for traditional financing sources such as

NOTE 3. HELD-FOR-SALE AND DISCONTINUED OPERATIONS, DISPOSITIONS, AND ACQUISITIONS (Continued)

those provided by commercial banks or automobile manufacturers' affiliated finance companies. In April 2005, we completed the sale of this business and recognized a pre-tax loss of approximately $16 million.

Total Company

     The results of all discontinued operations are as follows (in millions):

                                                                                          Second Quarter           First Half
                                                                                       --------------------   ---------------------
                                                                                          2005       2004        2005       2004
                                                                                        --------  ---------   ---------  ----------
Sales and revenues.................................................................    $     17   $    195    $    120   $    397

Operating income/(loss) from discontinued operations...............................    $     (3)  $     24    $     54   $     31
Gain/(loss) on discontinued operations.............................................         (15)        --         (16)        (9)
(Provision for)/benefit from income taxes..........................................          21        (11)         --        (16)
                                                                                       --------   --------    --------   --------
Income/(loss) from discontinued operations.........................................    $      3   $     13    $     38   $      6
                                                                                       ========   ========    ========   ========


NOTE 4. RESTRUCTURING AND OTHER ACTIONS

Automotive Sector

     Employee Separation Actions: In April 2005, we announced a salaried personnel separation program for North American employees. We recognized pre-tax employee separation charges of approximately $48 million during the second quarter as a result of this action. Additionally, in June 2005 we announced a separation action that will result in a 5% reduction in salaried positions in our North American operations. The details of this action have not been finalized and, therefore, the charges associated with this separation action have not been recognized.

     In 2004, we announced the Premier Automotive Group ("PAG") Improvement Plan, including hourly and salaried employee separation programs and the planned closure of assembly operations at our Browns Lane facility. Related to these actions, we have incurred $82 million of pre-tax charges as of June 30, 2005, including $18 million incurred in the second quarter of 2005.

     In 2003, we initiated planned shift pattern changes at Ford Europe's Genk vehicle assembly plant and manufacturing, engineering and staff efficiency actions in Cologne and various United Kingdom locations. We recognized pre-tax employee separation charges of approximately $486 million in 2003 and $92 million in 2004 associated with these actions.

     The charges for employee separation actions were recognized in Cost of sales. The table below summarizes the pre-tax charges incurred during the first half of 2005 for the employee separation actions in Ford Europe and PAG described above, the related liability at June 30, 2005 and the estimated total charges related to these actions (in millions):

                                                  Liability at          First Half of 2005           Liability at
                                                  December 31,    -------------------------------     June 30,        Estimated
                                                    2004           Accrued      Paid     Other*        2005          Total Costs
                                                --------------     -------     ------    ------      ----------      -----------
Segment
-------
Ford Europe and PAG.......................         $ 275           $  18      $  (79)        3        $ 217          $ 653

----------
* Includes foreign currency translation adjustments and reductions to accrued amounts resulting from revisions to estimated liabilities.

Financial Services Sector

     Sales Branch Integration: In 2004, we announced a plan to create an integrated sales platform in the United States and Canada over the next two years that would support sales activities for Ford Motor Credit Company ("Ford Credit") and its other business operating units. The plan included the consolidation of regional sales offices and an integration of branch locations. We recognized pre-tax charges of $27 million related to this branch integration plan as of June 30, 2005, including $16 million in the first half of 2005.

     The costs associated with the sales branch integration were recognized in Operating expenses. The table below summarizes the pre-tax charges incurred for the sales branch integration described above, the related liability at June, 30 2005 and the estimated total charges related to these actions (in millions):

                                                 Liability at            First Half of 2005        Liability at
                                                December 31,      -----------------------------     June 30,        Estimated
                                                    2004           Accrued     Paid    Other          2005          Total Costs
                                                --------------     -------    ------   -----       ---------        -----------

Segment
Ford Credit...............................         $  10           $  16      $  (9)     --         $  17            $  63

     Employee Separation Actions: In April 2005, we announced a salaried personnel separation program for North American employees. We recognized pre-tax employee separation charges of approximately $15 million during the second quarter as a result of this action.


NOTE 5. AUTOMOTIVE INVENTORIES

     Inventories are summarized as follows (in millions):

                                                                                                        June 30,        December 31,
                                                                                                          2005            2004
                                                                                                       -----------     ----------
Raw materials, work-in-process and supplies........................................................    $    3,809       $  3,968
Finished products..................................................................................         8,749          7,799
                                                                                                       ----------       --------
  Total inventories at FIFO........................................................................        12,558         11,767
Less: LIFO adjustment..............................................................................        (1,008)        (1,001)
                                                                                                       ----------       --------
  Total inventories................................................................................    $   11,550       $ 10,766
                                                                                                       ==========       ========

NOTE 6. GOODWILL AND OTHER INTANGIBLES

     In the second quarter, we perform annual testing of goodwill and certain other intangible assets to determine whether any impairment has occurred. The test is conducted on a reporting unit level that is aligned with our current senior management structure. To test for impairment, the carrying value of each reporting unit is compared with its fair value. Fair value is estimated using the present-value-of-free-cash-flows method. In the second quarter of 2005, fair value was calculated using our best available estimate of future free cash flows. No impairment resulted from this testing. As we further evaluate our future-year cash flow projections in the second half of 2005, we may re-evaluate our analysis.

     During the first quarter of 2005, we impaired $34 million of goodwill and $19 million of net intangibles in The Americas segment related to our held-for-sale subsidiary that licenses trademarks. In measuring this impairment, the carrying value of these operations, including goodwill, was compared to a third-party valuation.

     In connection with the acquisition of several dealerships, we acquired $27 million of goodwill.

     Changes in the carrying amount of goodwill are as follows (in millions):

                                                                                                                 Financial Services
                                                                                        Automotive Sector              Sector
                                                                                     ------------------------    -------------------
                                                                                        The       Ford Europe       Ford
                                                                                     Americas       and PAG        Credit     Hertz
                                                                                     --------     -----------    ----------  -------
Beginning balance, December 31, 2004..............................................    $ 188         $ 5,248        $  20     $ 648
  Goodwill acquired...............................................................       27              --           --        --
  Goodwill impairment.............................................................      (34)             --           --        --
  Exchange translation/other......................................................       --            (483)          (2)       (8)
                                                                                      -----         -------        -----     -----
Ending balance, June 30, 2005.....................................................    $ 181         $ 4,765        $  18     $ 640
                                                                                      =====         =======        =====     =====

     In addition, included within Equity in net assets of affiliated companies was goodwill of $134 million at June 30, 2005. During the first half of 2005, we impaired $32 million of goodwill related to an other-than-temporary loss in value for one of these equity investments.

     The components of identifiable intangible assets are as follows as of June 30, 2005 (in millions):

                                                               Automotive Sector                  Financial Services Sector
                                                        ---------------------------------      ---------------------------------
                                                        Amortizable      Non-amortizable       Amortizable      Non-amortizable
                                                        -----------      ---------------       -----------      ---------------
Gross carrying amount...............................      $   517            $  449              $   96             $  189
Less: accumulated amortization......................         (125)               --                 (51)                --
                                                          -------            ------              ------             ------
Net intangible assets...............................      $   392            $  449              $   45             $  189
                                                          =======            ======              ======             ======

     Pre-tax amortization expense related to these intangible assets for the six months ended June 30, 2005 was $34 million. Intangible asset amortization is forecasted to range from $30 million to $40 million per year for the next five years.

NOTE 7. VARIABLE INTEREST ENTITIES

     We consolidate VIEs of which we are the primary beneficiary. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in our June 30, 2005 balance sheet are $3.9 billion of VIE assets related to VIEs that were consolidated. During the second quarter of 2005, there were no significant changes to the nature, purpose, size, and activities of the VIEs of which we are the primary beneficiary. For further discussions regarding VIEs, see Note 16 of the Notes to the Financial Statements in the 2004 10-K Report.

VIEs of which we are not the primary beneficiary:

Automotive Sector

     We have several investments in other joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Potential losses are limited to equity investments and we have minimal exposure as of June 30, 2005. For further discussions regarding VIEs of which we are not the primary beneficiary, see Note 16 of the Notes to the Financial Statements in the 2004 10-K Report.

Financial Services Sector

     Ford Credit has investments in certain joint ventures deemed to be VIEs of which it is not the primary beneficiary. The risks and rewards associated with Ford Credit's interests in these entities are based primarily on ownership percentages. Ford Credit's maximum exposure (approximately $182 million at June 30, 2005) to any potential losses, should they occur, associated with these VIEs is limited to its equity investments and, where applicable, receivables due from the VIEs.

     Ford Credit also sells, under contractually-committed agreements, finance receivables to bank-sponsored asset-backed commercial paper issuers that are special purpose entities ("SPEs") of the sponsor bank; these SPEs are not consolidated by us. In addition, certain of these SPEs hold notes issued by Ford Credit that are backed by interests in operating leases and the related vehicles, which reduce the commitment of these SPEs to purchase finance receivables. At June 30, 2005, approximately $6.2 billion of finance receivables and notes were held by these SPEs.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

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

                                                                                Income / (Loss) Before Income Taxes
                                                                         ------------------------------------------------------
                                                                             Second Quarter                   First Half
                                                                         ----------------------        -----------------------
                                                                            2005          2004           2005            2004
                                                                         ---------     --------        ---------      --------
Automotive Sector....................................................    $    94       $   (115)       $    138       $     83
Financial Services Sector............................................        (50)            88            (100)           135
                                                                         -------       --------        --------       --------
  Total..............................................................    $    44       $    (27)       $     38       $    218
                                                                         =======       ========        ========       ========

     Fair Value of Derivative Instruments: The fair value of derivatives reflects the price that a third party would be willing to pay or receive in arm's-length transactions and includes mark-to-market adjustments to reflect the effects of changes in the related index. The following table summarizes the estimated fair value of our derivative financial instruments, taking into consideration the effects of legally enforceable netting agreements, (in millions):

                                                                                        June 30, 2005          December 31, 2004
                                                                                   -----------------------  -----------------------
                                                                                      Fair        Fair         Fair        Fair
                                                                                      Value      Value        Value       Value
                                                                                     Assets    Liabilities    Assets    Liabilities
                                                                                   ---------   -----------   --------   -----------
Automotive Sector
  Total derivative financial instruments........................................     $1,488      $1,535       $3,128      $1,203
                                                                                     ======      ======       ======      ======

Financial Services Sector
Foreign currency swaps, forwards and options....................................     $1,844      $  639       $4,201      $  785
Interest rate swaps.............................................................      2,422         115        3,074         180
Impact of netting agreements....................................................       (206)       (206)        (345)       (345)
                                                                                     ------      ------       ------      ------
  Total derivative financial instruments........................................     $4,060      $  548       $6,930      $  620
                                                                                     ======      ======       ======      ======

NOTE 9. AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

     The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options and convertible securities, considered to be potentially dilutive. Basic and diluted income/(loss) per share were calculated using the following (in millions):

                                                                                        Second Quarter           First Half
                                                                                    ---------------------  ---------------------
                                                                                       2005        2004       2005        2004
                                                                                    ---------   ---------   ---------   --------
Basic and Diluted Income/(Loss)
Basic income/(loss) from continuing operations..................................    $     943   $   1,152   $   2,120   $   3,111
Effect of dilutive convertible preferred securities.............................           54          48         107          95
                                                                                    ---------   ---------   ---------   ---------
  Diluted income/(loss) from continuing operations..............................    $     997   $   1,200   $   2,227   $   3,206
                                                                                    =========   =========   =========   =========

Basic and Diluted Shares
Average shares outstanding......................................................        1,842       1,831       1,836       1,832
Restricted and uncommitted-ESOP shares..........................................           (3)         (4)         (3)         (4)
                                                                                    ---------   ---------   ---------   ---------
  Basic shares..................................................................        1,839       1,827       1,833       1,828
Net dilutive options and restricted and uncommitted-ESOP shares.................            8          17          12          18
Dilutive convertible preferred securities.......................................          282         282         282         282
                                                                                    ---------   ---------   ---------   ---------
  Diluted shares................................................................        2,129       2,126       2,127       2,128
                                                                                    =========   =========   =========   =========

NOTE 10. COMPREHENSIVE INCOME

     Total comprehensive income/(loss) is summarized as follows (in millions):

                                                                                       Second Quarter              First Half
                                                                                   ---------------------     ----------------------
                                                                                      2005         2004         2005        2004
                                                                                   ---------    --------     ---------   ----------
Net income/(loss)...............................................................   $     946    $   1,165    $  2,158    $   3,117
 Other comprehensive income/(loss)
    Foreign currency translation................................................      (1,899)        (293)     (3,040)        (418)
    Net loss on derivative instruments..........................................        (677)          (7)       (954)        (296)
    Net holding gain/(loss).....................................................          27          (16)        (11)          50
    Minimum pension liability...................................................          88           20         136         (131)
                                                                                   ---------    ---------   ---------    ---------
    Total other comprehensive income/(loss) ....................................      (2,461)        (296)     (3,869)        (795)
                                                                                   ---------   ----------   ---------    ---------
     Total comprehensive income/(loss)..........................................   $  (1,515)   $     869    $ (1,711)   $   2,322
                                                                                   =========    =========    ========    =========

NOTE 11. RETIREMENT BENEFITS

     Pension, postretirement health care and life insurance benefit expense is summarized as follows (in millions):

                                                                                         Second Quarter
                                                                  ----------------------------------------------------------------
                                                                          Pension Benefits
                                                                  ------------------------------------           Health Care and
                                                                      U.S. Plans        Non-U.S. Plans           Life Insurance
                                                                  ------------------    --------------        --------------------
                                                                    2005       2004       2005       2004       2005        2004
                                                                  --------   -------    --------   -------    --------   ---------
Service cost....................................................  $   185    $   159    $   160    $   138    $   178    $   136
Interest cost...................................................      600        610        356        334        551        492
Expected return on assets.......................................     (846)      (803)      (417)      (420)      (126)       (56)
Amortization of:
 Prior service costs............................................      126        125         31         26        (54)       (55)
  (Gains)/losses and other......................................       25          5         80         50        223        153
Separation programs.............................................      107          1         16         12         --         --
Costs allocated to Visteon......................................      (28)       (26)        --         --        (81)       (60)
                                                                  -------    -------   ---------   -------   --------    -------
  Net expense/(income)..........................................  $   169    $    71   $    226    $   140   $    691    $   610
                                                                  =======    =======   ========    =======   ========    =======

                                                                                           First Half
                                                                  ----------------------------------------------------------------
                                                                        Pension Benefits
                                                                  ------------------------------------           Health Care and
                                                                      U.S. Plans        Non-U.S. Plans           Life Insurance
                                                                  ------------------    --------------        --------------------
                                                                    2005       2004       2005       2004       2005        2004
                                                                  --------   -------    --------   -------    --------   ---------
Service cost....................................................  $   369    $   318   $   326     $   276   $   356     $   273
Interest cost...................................................    1,198      1,220       724         668     1,102         988
Expected return on assets.......................................   (1,669)    (1,606)     (836)       (820)     (248)       (112)
Amortization of:
 Prior service costs............................................      252        250        92          52      (108)       (110)
  (Gains)/losses and other......................................       37         11       172          93       447         306
Separation programs.............................................      107          1        17          33        --          --
Costs allocated to Visteon......................................      (56)       (52)       --          --      (162)       (123)
                                                                  -------    -------   -------     -------   -------     -------
  Net expense/(income)..........................................  $   238    $   142   $   495     $   302   $ 1,387     $ 1,222
                                                                  =======    =======   =======     =======   =======     =======

Company Contributions

     Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. We do from time to time make contributions beyond those legally required.

     Pension: In the first half of 2005, we contributed $2.5 billion to our worldwide pension plans, including benefit payments paid directly by the Company for unfunded plans. We expect to contribute an additional $300 million in 2005, for a total of $2.8 billion. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2005. We also do not expect to be required to pay any variable-rate premiums for our major plans to the Pension Benefit Guaranty Corporation in 2005.

     Health Care and Life Insurance: In April 2005, we contributed $200 million to our previously established Voluntary Employee Beneficiary Association trust ("VEBA") for U.S. hourly retiree health care and life insurance benefits.

NOTE 12. VISTEON MATTERS

     At  June  30,  2005,  we  had  a  long-term   receivable  of  $887  million
representing the responsibility of Visteon Corporation ("Visteon") for post-employment healthcare and life insurance benefits ("OPEB") for Ford hourly employees assigned to Visteon. On May 24, 2005, we signed a Memorandum of Understanding ("MOU") with Visteon whereby we would agree to forgive this OPEB obligation and a portion of Visteon's salaried OPEB obligation. Based on this and other considerations, we recorded a valuation allowance of $694 million (including $5 million and $89 million in the first and second quarters of 2005, respectively) against the receivable to reflect our assessment of its recoverability.

     In addition to the OPEB receivable discussed above, at June 30, 2005, we had a receivable from Visteon of $290 million for employee-related fringe benefits related to Ford hourly employees assigned to Visteon. In the second quarter of 2005, we recorded a valuation allowance of $214 million against the receivable to reflect our assessment of its recoverability.

NOTE 13. GUARANTEES

     The fair values of guarantees and indemnifications issued since December 31, 2002 are recorded in the financial statements and are de minimis.

     At June 30, 2005, the following guarantees were issued and outstanding:

     Guarantees related to affiliates and third parties: We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties to support business and economic growth.
Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $361 million, the majority of which relate to the Automotive sector.

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

     We also have guarantees outstanding associated with Ford Motor Company Capital Trust II, a subsidiary trust ("Trust II"). For further discussions of Trust II, refer to Notes 15 and 17 of the Notes to the Financial Statements in the 2004 10-K Report.

     Indemnifications: We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts to which we are a party, and have accrued for expected losses that are probable and for which a loss can be estimated. During the second quarter of 2005 there were no significant changes to our indemnifications.

Product Performance

     Warranty: Estimated warranty costs and additional service actions are accrued for at the time the vehicle is sold to a dealer. Included in the warranty cost accruals are costs for basic warranty coverages on vehicles sold. Additional service actions, such as product recalls and other customer service actions, are not included in the warranty reconciliation below, but are also accrued for at the time of sale. Estimates for warranty costs are made based primarily on historical warranty claim experience. The following is a tabular reconciliation of the product warranty accrual (in millions):

                                                                                                                First Half
                                                                                                          ---------------------
                                                                                                             2005        2004
                                                                                                          ----------  ---------
Beginning balance......................................................................................   $   5,751   $   5,443
  Payments made during the period......................................................................      (1,965)     (1,745)
  Changes in accrual related to warranties issued during the period....................................       1,973       1,800
  Changes in accrual related to pre-existing warranties................................................         332          13
  Foreign currency translation and other...............................................................        (177)         (3)
                                                                                                          ---------   ---------
Ending balance.........................................................................................   $   5,914   $   5,508
                                                                                                          =========   =========

     Extended Service Plans: Fees or premiums for the issuance of extended service plans are recognized in income over the contract period in proportion to the costs expected to be incurred in performing services under the contract.

    NOTE 14. SEGMENT INFORMATION (in millions)


                               Automotive Sector                         Financial Services Sector (a)
                 ---------------------------------------------   ---------------------------------------------
                                      Ford Asia
                             Ford     Pacific &
                   The      Europe    Africa/                     Ford
                 Americas   and PAG   Mazda    Other    Total     Credit    Hertz    Other     Elims    Total     Elims(b)  Total
                 --------  --------  --------  ------  -------   -------   -------   -----    ------   -------    -------  --------
SECOND QUARTER 2005
Revenues
 External
  customer       $20,974   $15,771   $ 1,940   $  --   $38,685   $ 3,949   $ 1,867   $  47    $  --    $ 5,863    $    --   $44,548
 Intersegment      1,293       619        48      --     1,960       166         5      11       (5)       177     (2,137)       --
Income
 Income/(loss)
  before
   income taxes   (1,126)       50       107     398      (571)    1,162       153     (18)      --      1,297         --       726

SECOND QUARTER 2004
Revenues
 External
  customer       $21,165   $13,619   $ 1,877   $  --   $36,661   $ 4,464   $ 1,656   $  92    $  --    $ 6,212    $    --   $42,873
 Intersegment      1,323       774        19      --     2,116       122         6       3       (4)       127     (2,243)       --
Income
 Income/(loss)
  before
   income taxes      356      (156)       55    (298)      (43)    1,391       144      (7)      --      1,528         --     1,485

FIRST HALF 2005
Revenues
 External
  customer       $42,936   $31,106   $ 3,975   $  --   $78,017   $ 8,048   $ 3,511   $ 108    $  --    $11,667    $    --   $89,684
 Intersegment      2,388     1,457        65      --     3,910       312         9      13       (8)       326     (4,236)       --
Income
 Income/(loss)
  before
   income taxes     (492)       54       204     136       (98)    2,223       186     (36)      --      2,373         --     2,275
 Total assets at
  June 30                                              112,443   156,667    16,080     770       --    173,517     (1,655)  284,305

FIRST HALF 2004
Revenues
 External
  customer       $45,066   $26,879   $ 3,516   $  --   $75,461   $ 8,855   $ 3,112   $ 168    $  --    $12,135    $    --   $87,596
 Intersegment      2,195     1,534        32      --     3,761       250        11       5       (7)       259     (4,020)       --
Income
 Income/(loss)
  before
   income taxes    2,334      (147)      137    (547)    1,777     2,438       137      (4)      --      2,571         --     4,348
 Total assets at
  June 30                                              117,297   167,246    15,028   2,327       --    184,601     (3,017)  298,881

----------
(a) Financial Services sector's interest income is recorded as Revenues.
(b) Includes intersector transactions occurring in the ordinary course of business.

             Report of Independent Registered Public Accounting Firm



To Board of Directors and Shareholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of June 30, 2005 and the related consolidated statement of income for each of the three-month and six-month periods ended June 30, 2005 and 2004 and the consolidated statement of cash flows for the six-month periods ended June 30, 2005 and 2004. In addition, we have reviewed the accompanying interim sector balance sheet and the related sector statements of income and of cash flows, presented for purposes of additional analysis. These interim consolidated and sector financial statements (collectively, the "interim financial statements") are the responsibility of the Company's management.

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


We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and sector balance sheet as of December 31, 2004, and the related consolidated and sector statements of income and of cash flows, and consolidated statement of stockholders' equity for the year then ended, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004; and in our report dated March 9, 2005 we expressed unqualified opinions thereon. The consolidated and sector financial statements and management's assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated and sector balance sheet information as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated and sector balance sheets from which it has been derived.




/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
August 4, 2005

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain prior-year amounts have been reclassified to conform to current period presentation.

SECOND QUARTER RESULTS OF OPERATIONS

     Our worldwide net income was $946 million or $0.47 per share of Common and Class B stock in the second quarter of 2005, down from net income of $1.2 billion or $0.57 per share in the second quarter of 2004.

     Results by business sector for the second quarter of 2005 and 2004 are shown below (in millions):

                                                                                                      Second Quarter
                                                                                                     Net Income/(Loss)
                                                                                            ------------------------------------
                                                                                                                         2005
                                                                                                                         Over/
                                                                                                                        (Under)
                                                                                               2005         2004         2004
                                                                                            ----------   ----------    ---------
Income/(loss) before income taxes
  Automotive sector......................................................................   $   (571)      $    (43)   $   (528)
  Financial Services sector..............................................................      1,297          1,528        (231)
                                                                                            --------       --------    --------
   Total Company.........................................................................        726          1,485        (759)
Provision for/(benefit from) income taxes................................................       (301)(a)        261        (562)
Minority interests in net income/(loss) of subsidiaries (b)..............................         84             72          12
                                                                                            --------       --------    --------
Income/(loss) from continuing operations.................................................        943          1,152        (209)
Income/(loss) from discontinued operations...............................................          3             13         (10)
                                                                                            --------       --------    --------
Net income/(loss)........................................................................   $    946       $  1,165    $   (219)
                                                                                            ========       ========    ========

----------
(a) See Note 2 of the Notes to the Financial Statements for disclosure regarding second quarter 2005 effective tax rate.
(b) Primarily related to Ford Europe's consolidated less-than-100%-owned affiliates.

     Included in Income/(loss) before income taxes are items we do not consider indicative of our ongoing operating activities ("special items"). The following table details the second quarter 2005 and 2004 special items by business unit (in millions):

                                                                                                             Second Quarter
                                                                                                         ---------------------
                                                                                                            2005        2004
                                                                                                         ---------   ---------
Automotive sector
  Ford North America
   Fuel-cell technology charges.......................................................................   $    (11)   $  (120)
   Visteon charges - primarily valuation allowance against employee-related receivables...............       (318)        --
   Salaried personnel reductions......................................................................        (63)        --
   Tax adjustments (result of law changes related to non-income taxes)................................         85         --
  Ford Europe
   Ford Europe Improvement Plan.......................................................................         --        (20)
  Premier Automotive Group ("PAG")
   PAG Improvement Plan...............................................................................        (33)        --
  Ford Asia Pacific and Africa
   Divestiture of non-core businesses.................................................................         14         --
                                                                                                         --------    -------
     Total............................................................................................   $   (326)   $   (140)
                                                                                                         ========    ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR

     Details by Automotive business unit of Income/(loss) before income taxes for the second quarter of 2005 and 2004 are shown below (in millions):

                                                                                                        Second Quarter
                                                                                                    Income/(Loss) Before
                                                                                                        Income Taxes
                                                                                             ---------------------------------
                                                                                                                       2005
                                                                                                                       Over/
                                                                                                                      (Under)
                                                                                               2005        2004        2004
                                                                                             ---------  ----------  ----------
The Americas
   Ford North America...................................................................     $ (1,214)   $   334    $ (1,548)
   Ford South America...................................................................           88         22          66
                                                                                             --------    --------   --------
     Total The Americas.................................................................       (1,126)       356      (1,482)
Ford Europe and PAG
   Ford Europe..........................................................................           66        191        (125)
   PAG...................................................................................         (16)      (347)        331
                                                                                             --------    -------    --------
     Total Ford Europe and PAG..........................................................           50       (156)        206
Ford Asia Pacific and Africa/Mazda
   Ford Asia Pacific and Africa.........................................................           50         (5)         55
   Mazda and Associated Operations......................................................           57         60          (3)
                                                                                             --------    -------    --------
     Total Ford Asia Pacific and Africa/Mazda...........................................          107         55          52
Other Automotive........................................................................          398       (298)        696
                                                                                             --------    -------    --------
        Total Automotive................................................................     $   (571)   $   (43)   $   (528)
                                                                                             ========    =======    ========

     Details by Automotive business unit of sales and vehicle unit sales for the second quarter of 2005 and 2004 are shown below:

                                                                                     Second Quarter
                                                      ---------------------------------------------------------------------------
                                                                     Sales                            Vehicle Unit Sales*
                                                                 (in billions)                          (in thousands)
                                                      ------------------------------------     ----------------------------------
                                                                                2005                                   2005
                                                                              Over/(Under)                           Over/(Under)
                                                        2005      2004          2004            2005      2004         2004
                                                      -------   -------   -----------------   -------   -------  ----------------
The Americas
   Ford North America...............................  $  19.9   $  20.5   $  (0.6)      (3)%     862       919      (57)      (6)%
   Ford South America...............................      1.0       0.7       0.3       43        85        68       17       25
                                                      -------   -------   -------              -----     -----   ------
     Total The Americas.............................     20.9      21.2      (0.3)      (1)      947       987      (40)      (4)
Ford Europe and PAG
   Ford Europe......................................      7.9       6.7       1.2       18       454       455       (1)      --
   PAG..............................................      7.9       6.9       1.0       14       202       201        1       --
                                                      -------   -------   -------              -----     -----   ------
     Total Ford Europe and PAG......................     15.8      13.6       2.2       16       656       656       --       --
Ford Asia Pacific and Africa........................      2.0       1.9       0.1        5       115       108        7        6
                                                      -------   -------   -------              -----     -----   ------
        Total Automotive............................  $  38.7   $  36.7   $   2.0        5%    1,718     1,751      (33)      (2)%
                                                      =======   =======   =======              =====     =====   ======

----------
* Included in vehicle unit sales of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 20,000 and 22,000 units in 2005 and 2004, respectively. "Sales" above does not include revenue from these units.

     Details of Automotive sector market share for selected markets for the second quarter of 2005 and 2004, along with the level of dealer stocks as of June 30, 2005 and 2004, are shown below:

                                            Second Quarter                                Dealer-Owned Stocks (a)
                                             Market Share                                    (in thousands)
                                 --------------------------------------             --------------------------------
                                                            2005                                             2005
                                                          Over/(Under)              June 30,    June 30,   Over/(Under)
           Market                  2005       2004          2004                      2005       2004        2004
------------------------------   --------   --------   ----------------             --------   ---------   ---------
U.S. (b)......................      16.7%      18.1%         (1.4) pts.                 850        942         (92)
Brazil (b)....................      11.9       11.1           0.8                        21         17           4
Europe (b) (c)................       8.5        8.6          (0.1)                      354        360          (6)
PAG - U.S./Europe (c) (d).....   1.1/2.2    1.3/2.4    (0.2)/(0.2)                      130        124           6
Australia (b).................      13.1       13.7          (0.6)                       20         20          --

----------
(a) Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)  Excludes our PAG brands (i.e., Volvo, Jaguar, Land Rover and Aston Martin).
(c) European market share is based, in part, on estimated 2005 vehicle registrations for our 19 major European markets.
(d)  PAG dealer-owned stocks include all markets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Overall Automotive Sector

     The decline in Income/(loss) before income taxes included the impact of the special items described above. In addition, the decline primarily reflected unfavorable cost performance (about $1.1 billion), lower vehicle unit sales net of the effects of higher industry volumes and improved product mix (about $200 million), and unfavorable changes in currency exchange rates (about $100 million), offset partially by higher net interest income (about $700 million) and favorable net pricing (about $300 million). (See "First Half Results of Operations - Automotive Sector" for a discussion of cost performance.)

The Americas Segment

     Ford North America. The decline in results primarily reflected higher costs (including material, warranty, and pension and OPEB costs), lower vehicle unit sales volume and a charge for valuation allowances for the collection of employee-related receivables from Visteon. The decline in vehicle unit sales volume primarily reflected lower market share in the United States, particularly in the truck segment.

     Ford South America. The improvement in earnings primarily reflected higher vehicle unit sales volume and favorable net pricing in excess of higher commodity costs.

Ford Europe and PAG Segment

     Ford Europe. The decline in earnings primarily reflected lower net pricing, lower production volumes, unfavorable cost performance (including higher material and pension and OPEB costs) and lower profits at Ford Otosan, our consolidated joint venture in Turkey.

     PAG. The improvement in earnings primarily reflected improved product mix and positive net pricing, offset partially by unfavorable changes in currency exchange rates.

Ford Asia Pacific and Africa/Mazda Segment

     Ford Asia Pacific and Africa. The improvement in earnings primarily reflected favorable changes in currency exchange rates, higher unit sales volumes and improved product mix.

Other Automotive

     The increase primarily reflected tax-related interest on refund claims (about $400 million), higher favorable effects on interest expense from settlements of prior-year state and federal tax matters (about $200 million in 2005 compared with $100 million in 2004) and higher returns on invested cash. For the second half of 2005, we do not expect to have significant tax-related interest impacts. Accordingly, we expect Other Automotive results in the third and fourth quarters of 2005 to be more in line with those of the first quarter of 2005 than those of the second quarter of 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

     Our Financial Services Sector includes two primary segments, Ford Credit and The Hertz Corporation ("Hertz"). Details of Financial Services sector Income/(loss) before income taxes for the second quarter of 2005 and 2004 are shown below (in millions):

                                                                                                         Second Quarter
                                                                                                          Income/(Loss)
                                                                                                       Before Income Taxes
                                                                                               ----------------------------------
                                                                                                                       2005
                                                                                                                     Over/(Under)
                                                                                                  2005       2004      2004
                                                                                               ---------  ---------  ------------

Ford Credit.................................................................................   $1,162     $1,391      $  (229)
Hertz*......................................................................................      153        144            9
Other Financial Services....................................................................      (18)        (7)         (11)
                                                                                               ------     -------     -------
  Total Financial Services sector...........................................................   $1,297     $1,528      $  (231)
                                                                                               ======     ======      =======

----------
* Includes amortization expense related to intangibles recognized upon consolidation of Hertz.

Ford Credit

     The decrease in earnings primarily resulted from higher borrowing costs, the unfavorable market valuation of derivative instruments and associated exposures, and the impact of lower receivable levels, offset partially by improved credit loss performance.

     The following table shows worldwide credit losses net of recoveries, which are referred to as charge-offs, and loss-to-receivables ratios, which equal annualized charge-offs divided by the average amount of receivables outstanding for the period, for the second quarter of 2005 and 2004.

                                                                                                Second Quarter
                                                                                    -----------------------------------------
                                                                                                                  2005
                                                                                                                Over/(Under)
                                                                                       2005          2004         2004
                                                                                    -----------   -----------  --------------
Charge-offs (in millions)
  On-Balance Sheet..............................................................    $     137     $     291    $   (154)
  Managed.......................................................................          169           368        (199)


Loss-to-Receivables Ratios
  On-Balance Sheet..............................................................         0.44%         0.91%       (0.47) pts.
  Managed.......................................................................         0.41%         0.85%       (0.44) pts.

     The decrease in charge-offs and loss-to-receivables ratios for the on-balance sheet and managed portfolios primarily reflected fewer repossessions and a lower average loss per repossession. These improvements resulted from a higher quality retail installment and lease portfolio, higher used vehicle prices and enhancements to Ford Credit's collection practices. Lower levels of receivables also contributed to reduced charge-offs.

     Ford Credit's net finance receivables and net investment in operating leases for on-balance sheet, securitized off-balance sheet, managed and serviced portfolios are shown below (in billions):

                                                                                                                2005
                                                                        June 30,           December 31,      Over/(Under)
                                                                         2005                2004               2004
                                                                       -----------        ------------       ------------
On-balance sheet (including on-balance sheet securitizations)........  $  120.5            $  132.7          $   (12.2)
Securitized off-balance sheet........................................      39.2                35.6                3.6
                                                                       --------            --------          ---------
  Managed............................................................  $  159.7            $  168.3          $    (8.6)
                                                                       ========            ========          +========

  Serviced...........................................................  $  163.8            $  172.3          $    (8.5)

     The decrease in on-balance sheet, managed and serviced receivables from year-end 2004 primarily reflected lower retail contract placement volumes. The increase in securitized off-balance sheet receivables from year-end 2004 primarily reflected increased securitization transactions to meet Ford Credit's funding needs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Shown below is Ford Credit's allowance for credit losses related to finance receivables and operating leases for the periods specified:

                                                                                                                 2005
                                                                         June 30,          December 31,        Over/(Under)
                                                                           2005               2004               2004
                                                                        -----------       --------------      -----------
Allowance for credit losses (in billions)............................    $  1.9              $  2.4           $   (0.5)
Allowance as a percentage of end-of-period receivables...............       1.55%               1.80%             (0.25) pts.

     The decrease in the allowance for credit losses of approximately $500 million primarily reflected improved charge-off performance and the impact of lower receivable levels.

Hertz

     The improvement in earnings primarily reflected higher vehicle and equipment rental volumes and higher proceeds received in excess of book value on the disposal of used vehicles and equipment, offset partially by lower pricing in its car rental operations.


FIRST HALF RESULTS OF OPERATIONS

     Our worldwide net income was $2.2 billion or $1.06 per share of Common and Class B stock in the first half of 2005, down from a profit of $3.1 billion or $1.51 per share in the first half of 2004.

     Results by business sector for the first half of 2005 and 2004 are shown below (in millions):

                                                                                                      First Half
                                                                                                   Net Income/(Loss)
                                                                                       --------------------------------------
                                                                                                                     2005
                                                                                                                     Over/
                                                                                                                    (Under)
                                                                                           2005         2004         2004
                                                                                        ----------    ---------  ------------
Income/(loss) before income taxes
  Automotive sector.............................................................        $     (98)    $   1,777   $   (1,875)
  Financial Services sector.....................................................            2,373         2,571         (198)
                                                                                        ---------     ---------   ----------
   Total Company................................................................            2,275         4,348       (2,073)
Provision for/(benefit from) income taxes.......................................               13(a)      1,080       (1,067)
Minority interests in net income/(loss) of subsidiaries (b).....................              142           157          (15)
                                                                                        ---------     ---------   ----------
Income/(loss) from continuing operations........................................            2,120         3,111         (991)
Income/(loss) from discontinued operations......................................               38             6           32
                                                                                        ---------     ---------   ----------
Net income/(loss)...............................................................        $   2,158     $   3,117   $     (959)
                                                                                        =========     =========   ==========

----------

(a) See Note 2 of the Notes to the Financial Statements for disclosure regarding first half 2005 effective tax rate.
(b) Primarily related to Ford Europe's consolidated less-than-100%-owned affiliates.

     Included in Income/(loss) before income taxes are items we do not consider indicative of our ongoing operating activities ("special items"). The following table details the first half 2005 and 2004 special items by business unit (in millions):

                                                                                                          First Half
                                                                                                   -------------------------
                                                                                                      2005          2004
                                                                                                   ----------   ------------
Automotive sector
  Ford North America
   Fuel-cell technology charges.............................................................       $     (50)    $    (120)
   Visteon charges - primarily valuation allowance against employee-related receivables.....            (327)           --
   Salaried personnel reductions............................................................             (63)           --
   Tax adjustments (result of law changes related to non-income taxes)......................              85            --
   Divestiture of non-core business.........................................................             (59)           --
  Ford Europe
   Ford Europe Improvement Plan.............................................................              --           (49)
  Premier Automotive Group ("PAG")
   PAG Improvement Plan.....................................................................             (33)           --
  Ford Asia Pacific and Africa
   Divestiture of non-core business.........................................................              14            --
  Other Automotive..........................................................................              --            17
                                                                                                   ---------     ---------
     Total..................................................................................       $    (433)    $    (152)
                                                                                                   =========     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR

     Details by Automotive business unit of Income/(loss) before income taxes for the first half of 2005 and 2004 are shown below (in millions):

                                                                                                 First Half
                                                                                            Income/(Loss) Before
                                                                                                Income Taxes
                                                                                     --------------------------------
                                                                                                               2005
                                                                                                               Over/
                                                                                                              (Under)
                                                                                       2005        2004        2004
                                                                                     ---------   ----------  --------
The Americas
   Ford North America...........................................................     $   (657)   $  2,297    $ (2,954)
   Ford South America...........................................................          165          37         128
                                                                                     --------    --------    --------
     Total The Americas.........................................................         (492)      2,334      (2,826)
Ford Europe and PAG
   Ford Europe..................................................................          125         167         (42)
   PAG..........................................................................          (71)       (314)        243
                                                                                     --------    --------    --------
     Total Ford Europe and PAG..................................................           54        (147)        201
Ford Asia Pacific and Africa/Mazda
   Ford Asia Pacific and Africa.................................................           93          23          70
   Mazda and Associated Operations..............................................          111         114          (3)
                                                                                     --------    --------    --------
     Total Ford Asia Pacific and Africa/Mazda...................................          204         137          67
Other Automotive................................................................          136        (547)        683
                                                                                     --------    --------    --------
        Total Automotive........................................................     $    (98)   $  1,777    $ (1,875)
                                                                                     ========    ========    ========

     Details by Automotive business unit of sales and vehicle unit sales for the first half of 2005 and 2004 are shown below:

                                                                                    First Half
                                                    ----------------------------------------------------------------------------
                                                                   Sales                            Vehicle Unit Sales*
                                                               (in billions)                          (in thousands)
                                                    -------------------------------------    -----------------------------------
                                                                             2005                                    2005
                                                                          Over/(Under)                            Over/(Under)
                                                     2005      2004          2004             2005      2004         2004
                                                    -------   -------   -----------------    ------    ------   ----------------
The Americas
 Ford North America..............................   $  41.0   $  43.8   $  (2.8)     (6)%     1,760     1,930      (170)     (9)%
 Ford South America..............................       1.9       1.3       0.6      46         158       134        24      18
                                                    -------   -------   -------              ------    ------   -------
     Total The Americas..........................      42.9      45.1      (2.2)     (5)      1,918     2,064      (146)     (7)
Ford Europe and PAG
   Ford Europe...................................      15.6      13.2       2.4      18         899       881        18       2
   PAG...........................................      15.5      13.7       1.8      13         390       390        --      --
                                                     ------   -------   -------              ------    ------   -------
     Total Ford Europe and PAG...................      31.1      26.9       4.2      16       1,289     1,271        18       1
Ford Asia Pacific and Africa.....................       4.0       3.5       0.5      14         227       204        23      11
                                                     ------   -------   -------              ------    ------   -------
        Total Automotive.........................   $  78.0   $  75.5   $   2.5       3%      3,434     3,539      (105)     (3)%
                                                    =======   =======   =======              ======    ======   =======

----------
* Included in vehicle unit sales of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 35,000 units in each of 2005 and 2004. "Sales" above does not include revenue from these units.

     Details of Automotive sector market share for selected markets for the first half of 2005 and 2004, along with the level of dealer stocks as of June 30, 2005 and June 30, 2004, are shown below:

                                                  First Half                                      Dealer-Owned Stocks (a)
                                                 Market Share                                        (in thousands)
                                     ------------------------------------------             --------------------------------------

                                                                     2005                                                2005
                                                                 Over/(Under)                June 30,     June 30,     Over/(Under)
           Market                       2005            2004         2004                      2005         2004         2004
--------------------------------     ----------      ----------  --------------             -----------  -----------  ------------
U.S. (b)........................         17.2%           18.4%          (1.2) pts.                850          942         (92)
Brazil (b)......................         12.6            11.2            1.4                       21           17           4
Europe (b) (c)..................          8.7             8.9           (0.2)                     354          360          (6)
PAG - U.S./Europe (c) (d).......      1.2/2.3         1.3/2.4     (0.1)/(0.1)                     130          124           6
Australia (b)...................         13.4            13.6           (0.2)                      20           20          --

----------
(a) Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)  Excludes our PAG brands (i.e., Volvo, Jaguar, Land Rover and Aston Martin).
(c) European market share is based, in part, on estimated 2005 vehicle registrations for our 19 major European markets.
(d)  PAG dealer-owned stocks include all markets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Overall Automotive Sector

     The decline in Income/(loss) before income taxes primarily reflected unfavorable cost performance, lower vehicle unit sales volume and unfavorable changes in currency exchange rates, offset partially by higher net interest income, positive net pricing and favorable product mix.

     The table below details our first half 2005 cost performance (in billions):

                                                First Half
                                              --------------
                                                2005 Costs*
                                               Better/(Worse)
                                                Than 2004                     Explanation of Cost Performance
                                              --------------     -----------------------------------------------------------------
Manufacturing and engineering...........       $  0.4             Ongoing improvements in our plants and processes.
Depreciation and amortization...........         (0.1)            Related to investments for new vehicles.
Quality-related.........................         (0.3)            Warranty performance on prior model-year vehicles.
Pension and healthcare..................         (0.4)            Effect of lower discount rates.
Net product costs.......................         (1.0)            Higher material cost and non-recurrence of the favorable impact
                                               ------             of the discontinuation of our supplier sharing program.
  Total.................................       $ (1.4)
                                               ======

----------
* At constant volume, mix and exchange and excluding special items and discontinued operations.

     We currently anticipate that the trend of repairs and costs for warranty actions associated with prior model-year vehicles will continue to negatively affect financial results in the third quarter. For additional discussion of cost performance, see "Outlook" below.

The Americas Segment

     Ford North America. The decline in results primarily reflected unfavorable cost performance (including higher material, warranty and pension and OPEB costs), lower vehicle unit sales volume, a charge for a valuation allowance against employee-related receivables from Visteon and unfavorable changes in currency exchange rates.

     Ford South America. The increase in earnings primarily reflected higher vehicle unit sales volume and favorable net pricing in excess of higher commodity costs.

Ford Europe and PAG Segment

     Ford Europe. The decline in earnings primarily reflected unfavorable cost performance, unfavorable net pricing and lower profits at Ford Otosan, offset partially by the non-recurrence of a 2004 dealer stock reduction and the non-recurrence of charges related to our Ford Europe Improvement Plan.

     PAG. The improvement in results primarily reflected favorable net pricing, favorable cost performance and improved product mix, offset partially by unfavorable changes in currency exchange rates.

Ford Asia Pacific and Africa/Mazda Segment

     Ford Asia Pacific and Africa. The improvement in results primarily reflected favorable changes in currency exchange rates and higher industry sales volume, offset partially by unfavorable cost performance and negative net pricing.

Other Automotive

     The increase primarily reflected tax-related interest on refund claims (about $400 million), higher favorable effects on interest expense from settlements of prior-year state and federal tax matters (about $200 million in 2005 compared with $100 million in 2004) and higher returns on invested cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

     Details of Financial Services sector Income/(loss) before income taxes for the first half of 2005 and 2004 are shown below (in millions):

                                                                                                           First Half
                                                                                                          Income/(Loss)
                                                                                                       Before Income Taxes
                                                                                               ----------------------------------
                                                                                                                         2005
                                                                                                                     Over/(Under)
                                                                                                  2005       2004         2004
                                                                                               ---------  ---------  ------------
Ford Credit.................................................................................   $2,223      $2,438      $  (215)
Hertz*......................................................................................      186         137           49
Other Financial Services....................................................................      (36)         (4)         (32)
                                                                                               ------      ------      -------
  Total Financial Services sector...........................................................   $2,373      $2,571      $  (198)
                                                                                               ======      ======      =======

----------
* Includes amortization expense related to intangibles recognized upon consolidation of Hertz.

Ford Credit

     The decrease in earnings primarily reflected higher borrowing costs, the unfavorable market valuation of derivative instruments and associated exposures, and the impact of lower receivable levels, offset partially by improved credit loss performance.

     Details of charge-offs and loss-to-receivables for the first half of 2005 and 2004 are shown below:

                                                                                                           First Half
                                                                                            ----------------------------------------
                                                                                                                            2005
                                                                                                                        Over/(Under)
                                                                                               2005          2004           2004
                                                                                            -----------   ----------  --------------
Charge-offs (in millions)
 On-Balance Sheet........................................................................  $     318     $     606    $   (288)
 Managed.................................................................................        398           797        (399)


Loss-to-Receivables Ratios
 On-Balance Sheet........................................................................       0.50%         0.94%      (0.44) pts.
 Managed.................................................................................       0.48%         0.91%      (0.43) pts.

     The decrease in charge-offs and loss-to-receivables for the on-balance sheet and managed portfolios primarily reflected fewer repossessions and a lower average loss per repossession. Lower levels of receivables also contributed to reduced charge-offs.

Hertz

     The improvement in earnings primarily reflected higher vehicle and equipment rental volumes and higher proceeds received in excess of book value on the disposal of used vehicles and equipment, offset partially by lower pricing in its car rental operations.


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

     Gross Cash. Automotive gross cash includes cash and cash equivalents, marketable and loaned securities and assets contained in a short-term Voluntary Employee Beneficiary Association trust ("VEBA") as detailed below (in billions):

                                                                                        2005                        2004
                                                                               -------------------------   -------------------------
                                                                               June 30       January 1     June 30       January 1
                                                                               --------      ---------     --------     ------------
Cash and cash equivalents...................................................   $   10.8      $   10.1      $    7.1      $    6.9
Marketable securities.......................................................        7.6           8.3          10.4           9.3
Loaned securities...........................................................        0.8           1.1           5.3           5.7
                                                                               --------      --------      --------      --------
Total cash, marketable securities and loaned securities.....................       19.2          19.5          22.8          21.9
Short-term VEBA assets......................................................        2.6           4.1           4.0           4.0
                                                                               --------      --------      --------      --------
  Gross cash................................................................   $   21.8      $   23.6      $   26.8      $   25.9
                                                                               ========      ========      ========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     In managing our business, we classify changes in Automotive gross cash into two categories: operating-related and other (which includes pension and long-term VEBA contributions, tax refunds, capital transactions with the Financial Services sector, acquisitions and divestitures and other - primarily financing related). Our key metric is operating-related cash flow, which best represents the ability of our Automotive operations to generate cash. We believe the cash flow analysis reflected in the table below, which differs from a cash flow statement presented in accordance with generally accepted accounting principles in the United States ("GAAP"), is useful to investors because it includes cash flow elements that we consider to be related to our operating activities (e.g., capital spending) that are not included in Cash flows from operating activities before securities trading, the most directly comparable GAAP financial measure.

     Changes in Automotive gross cash for the second quarter and first half of 2005 and 2004 are summarized below (in billions):

                                                                                               Second Quarter        First Half
                                                                                             -----------------    -----------------
                                                                                               2005      2004       2005      2004
                                                                                             -------   -------    -------   -------
Gross cash at end of period...............................................................   $  21.8   $  26.8   $  21.8   $  26.8
Gross cash at beginning of period.........................................................      22.9      26.5      23.6      25.9
                                                                                             -------   -------   -------   -------
 Total change in gross cash...............................................................   $  (1.1)  $   0.3   $  (1.8)  $   0.9
                                                                                             =======   =======   =======   =======

Operating-related cash flows
 Automotive income/(loss) before income taxes.............................................   $  (0.6)  $    --   $  (0.1)  $   1.8
 Capital expenditures.....................................................................      (1.9)     (1.4)     (3.3)     (2.6)
 Depreciation and special tools amortization..............................................       1.7       1.6       3.5       3.2
 Changes in receivables, inventory and trade payables.....................................      (0.7)     (1.4)     (0.2)     (1.0)
 All other................................................................................       1.3       1.3       0.7       1.0
                                                                                             -------   -------   -------   -------
  Total operating-related cash flows......................................................      (0.2)      0.1       0.6       2.4

Other changes in cash
 Contributions to funded pension plans/long-term VEBA.....................................      (1.1)     (0.3)     (2.5)     (1.5)
 Tax refunds..............................................................................       0.3        --       0.3        --
 Capital transactions with Financial Services sector *....................................       0.7       1.0       1.1       1.9
 Acquisitions and divestitures............................................................      (0.7)      0.1      (0.7)      0.4
 Dividends paid to shareholders...........................................................      (0.2)     (0.2)     (0.4)     (0.4)
 Changes in total Automotive sector debt..................................................      (0.1)     (0.3)     (0.4)     (1.7)
 Other -- primarily net issuance/(purchase) of stock......................................       0.2      (0.1)      0.2      (0.2)
                                                                                             -------   -------   -------   -------
  Total change in gross cash..............................................................   $  (1.1)  $   0.3   $  (1.8)  $   0.9
                                                                                             =======   =======   =======   =======

----------
* Primarily dividends, loans, and loan repayments. (Excludes proceeds from Financial Services sector divestitures paid to the Automotive sector.)

     Shown in the table below is a reconciliation between financial statement Cash flows from operating activities before securities trading and operating-related cash flows (calculated as shown in the table above), for the second quarter and first half of 2005 and 2004 (in billions):

                                                                                         Second Quarter          First Half
                                                                                       ------------------   --------------------
                                                                                         2005      2004       2005        2004
                                                                                       --------  --------   --------   ---------
Cash flows from operating activities before securities trading .....................   $   1.3   $   1.0    $   3.8 (a)  $   3.6 (a)
Items included in operating-related cash flows
 Capital expenditures...............................................................      (1.9)     (1.4)      (3.3)        (2.6)
 Net transactions between Automotive and Financial Services sectors.................       0.4       0.6       (0.4)(b)      0.5 (b)
 Other -- primarily exclusion of cash flow from short-term VEBA
  contribution/(draw-down)..........................................................      (0.8)     (0.4)      (1.7)        (0.6)
Items not included in operating-related cash flows
 Pension and long-term VEBA contributions...........................................       1.1       0.3        2.5          1.5
 Tax refunds........................................................................      (0.3)       --       (0.3)          --
                                                                                       -------   -------    -------      -------
Operating-related cash flows........................................................   $  (0.2)  $   0.1    $   0.6      $   2.4
                                                                                       =======   =======    =======      =======

----------
(a) As shown in our Condensed Sector Statement of Cash Flows for the Automotive sector.
(b) Primarily payables and receivables between the sectors in the normal course of business, as shown in our Condensed Sector Statement of Cash Flows for the Automotive sector.

     Automotive operating-related cash flows were about $200 million negative for the second quarter of 2005. This reflected Automotive profit before tax (a loss of about $600 million), capital spending net of depreciation and amortization (an outflow of about $200 million) and changes in receivables, inventory and trades payables (an outflow of about $700 million), offset partially by other operating-related changes. The other operating-related changes were an inflow of about $1.3 billion in the second quarter of 2005 due primarily to expense and payment timing differences for items such as marketing, warranty, pension and OPEB.

     In the second quarter of 2005, we contributed $900 million to our worldwide funded pension plans and $200 million to our long-term VEBA. We also received about $700 million related to tax refund claims ($300 million in tax refunds and $400 million of related interest, the latter of which is reflected in Other Automotive results). Capital transactions with the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Services sector, primarily dividends received from Ford Credit, totaled about $700 million. Acquisitions and divestitures resulted in a net outflow of about $700 million in the quarter, primarily reflecting the final payment for the Land Rover acquisition (an outflow of about $1.3 billion less net hedging proceeds of about $300 million), offset by proceeds from the sale of Triad ($300 million).

     Cash flows related to changes in Automotive sector debt in the second quarter of 2005 were an outflow of about $100 million, representing primarily the repurchase of senior debt in the open market. Cash flows from the net issuance of stock of $300 million in the second quarter of 2005 reflect increased issuance of Ford common stock under employee savings plans.

     Debt. At June 30, 2005, our Automotive sector had total debt of $18.1 billion, compared with $18.4 billion at December 31, 2004. Total senior debt at June 30, 2005 was $13.0 billion, compared with $13.3 billion at December 31, 2004. The decrease in senior debt primarily reflected repurchases in the open market. Ford Motor Company Capital Trust II had outstanding $5.0 billion of trust preferred securities at June 30, 2005.

     Seasonal Working Capital Funding. In July 2005, we raised about $2.0 billion of seasonal working capital funding to reduce the cash volatility that results from our summer plant shutdown period. The funding was in the form of 60-day bank loans, which will be repaid in early September.

     Credit Facilities. At July 1, 2005, the Automotive sector had $7.1 billion of contractually-committed credit agreements with various banks, of which $6.9 billion were available for use. Seventy-three percent of the total facilities are committed through June 30, 2010. Of the $7.1 billion, $6.5 billion constitute global credit facilities and may be used, at Ford's option, by any of its direct or indirect majority-owned subsidiaries on a guaranteed basis. Ford also has the ability to transfer, on a non-guaranteed basis, $2.2 billion of such global credit facilities to Ford Credit and $493 million to FCE Bank plc ("FCE"), Ford Credit's European operation. All of the global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that could limit our ability to borrow.

Financial Services Sector

Ford Credit

     Debt and Cash. Ford Credit's total debt was $129 billion at June 30, 2005, down $15 billion compared with year-end 2004, primarily reflecting repayment of maturing debt and lower funding requirements due to lower asset levels. As of June 30, 2005, Ford Credit's outstanding unsecured commercial paper was $2.5 billion, down $6.4 billion from year-end 2004, reflecting decreased investor demand. For additional discussion, see "Credit Ratings" below.

     At June 30, 2005, Ford Credit had cash and cash equivalents of $18.5 billion. In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit's short-term funding needs and give Ford Credit flexibility in the use of its other funding programs.

     Funding. During the second quarter of 2005, Ford Credit issued $7.6 billion of public and private long-term debt with maturities of one to ten years, including $2.5 billion of unsecured institutional funding, $131 million of unsecured retail bonds and $5.0 billion of asset-backed funding. In addition, Ford Credit realized proceeds of $6.5 billion from public and private sales of receivables in off-balance sheet securitizations.

     Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing its capital structure. Ford Credit calculates leverage on a financial statement basis and on a managed basis.


     The following table illustrates the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

                                                                                                         June 30,      December 31,
                                                                                                           2005           2004
                                                                                                        -----------   -------------
Total debt..........................................................................................    $   128.9     $   144.3
Total stockholder's equity..........................................................................         11.1          11.5
Debt-to-equity ratio (to 1).........................................................................         11.6          12.6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table illustrates the calculation of Ford Credit's managed leverage (in billions, except for ratios):

                                                                                                          June 30,    December 31,
                                                                                                            2005          2004
                                                                                                        ------------  ------------
Total debt.......................................................................................       $   128.9     $   144.3
Securitized off-balance sheet receivables outstanding............................................            39.2          37.7 (a)
Retained interest in securitized off-balance sheet receivables...................................            (5.3)         (9.5)(b)
Adjustments for cash and cash equivalents........................................................           (18.5)        (12.7)
Adjustments for SFAS No. 133.....................................................................            (2.6)         (3.2)
                                                                                                        ---------     ---------
 Total adjusted debt.............................................................................       $   141.7     $   156.6
                                                                                                        =========     =========

Total stockholder's equity (including minority interest).........................................       $    11.1     $    11.5
Adjustments for SFAS No. 133.....................................................................            (0.0)         (0.1)
                                                                                                        ---------     ---------
 Total adjusted equity...........................................................................       $    11.1     $    11.4
                                                                                                        =========     =========

Managed debt-to-equity ratio (to 1)..............................................................            12.8          13.7

----------
(a) Includes securitized funding from discontinued operations.
(b) Includes retained interest in securitized receivables from discontinued operations.

     Ford Credit's strategy for this year is to maintain managed leverage slightly below 13 to 1. Based on Ford Credit's profitability and managed receivable levels, it paid cash dividends of $1.45 billion in the first half of 2005.

     Credit Facilities. For additional funding and to maintain liquidity, Ford Credit and its majority-owned subsidiaries, including FCE, have contractually-committed credit facilities with financial institutions that totaled approximately $6.2 billion at July 1, 2005. This includes $3.8 billion of Ford Credit facilities ($3.1 billion global and approximately $700 million non-global) and $2.4 billion of FCE facilities ($2.3 billion global and approximately $100 million non-global). Approximately $800 million of the total facilities were in use at July 1, 2005. The facilities have various maturity dates. Of the $6.2 billion, about 31% of these facilities are committed through June 30, 2010. Ford Credit's global credit facilities may be used at its option by any of its direct or indirect majority-owned subsidiaries. FCE's global credit facilities may be used at its option by any of its direct or indirect majority-owned subsidiaries. Ford Credit or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that could limit Ford Credit's ability to borrow.

     Additionally, at July 1, 2005, banks provided $18.8 billion of contractually-committed liquidity facilities supporting two asset-backed commercial paper programs; $18.3 billion supported Ford Credit's on-balance sheet securitization program ("FCAR") and $500 million supported its off-balance sheet wholesale securitization program. These facilities provide liquidity exclusively to each individual asset-backed commercial paper program. Utilization of these facilities is subject to conditions specific to each program and Ford Credit continuing to have a sufficient amount of securitizable assets. At July 1, 2005, about $17.2 billion of FCAR's bank credit facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. The remaining $1.1 billion of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt.

     In addition, Ford Credit has entered into agreements with a number of bank-sponsored commercial paper issuers ("conduits") under which such conduits are contractually committed to purchase from Ford Credit, at Ford Credit's option, up to an aggregate of approximately $16.1 billion of retail receivables as of June 30, 2005. The agreements have varying maturity dates between August 23, 2005 and June 22, 2006. Ford Credit's ability to access these conduits is subject to Ford Credit continuing to have a sufficient amount of securitizable assets. As of June 30, 2005, approximately $5.8 billion of these conduit commitments were in use.

Hertz

     Debt and Cash. At June 30, 2005, Hertz had total debt of $10.8 billion, up $2.4 billion from December 31, 2004, which includes the payment on June 10, 2005 of a dividend of $1.185 billion on Hertz's outstanding common stock paid to Ford in the form of an intercompany note. At June 30, 2005, commercial paper outstanding was $1.8 billion ($849 million asset-backed securitization, and the remainder unsecured), down $0.1 billion from December 31, 2004. At June 30, 2005, Hertz had cash and cash equivalents of $704 million, up from $681 million at December 31, 2004.

     In the last several months, Hertz has experienced decreased market demand for its unsecured commercial paper. In light of seasonal funding requirements in the second quarter and this reduced demand, Hertz borrowed $250 million under its $500 million line of credit with Ford on May 2, 2005 and repaid it on May 31, 2005. On May 31, 2005, Hertz began

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

borrowing from external financial institutions under an interim credit facility of $3 billion maturing on November 23, 2005. As of June 30, 2005, Hertz had outstanding borrowings of approximately $1.0 billion and C$575 million under this facility.

     Hertz has an asset-backed securitization ("ABS") program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing flexibility. As of June 30, 2005, $1.49 billion was outstanding under the ABS program, consisting of $849 million of commercial paper and $600 million of medium-term notes.


Total Company

     Stockholders' Equity. Our stockholders' equity was $14.2 billion at June 30, 2005, down $1.8 billion compared with December 31, 2004. Net income of $2.2 billion was offset by other comprehensive loss of $3.9 billion and dividends of $367 million. See Note 10 of the Notes to the Financial Statements for further discussion of other comprehensive income/(loss).

     Credit Ratings.

     Ford. In May 2005, S&P lowered Ford's long-term rating to BB+ from BBB-, lowered the short-term rating to B-1 from A-3, and maintained the outlook at Negative. In June 2005, Moody's placed Ford's long-term rating under review for possible downgrade. In July 2005, Fitch lowered Ford's long-term rating to BBB-from BBB, affirmed the short-term rating at F2 and maintained the outlook at Negative. In August 2005, DBRS lowered Ford's long-term rating to BBB (low) from BBB, lowered the short-term rating to R-2 (low) from R-2 (middle) and maintained the trend at Negative.

     Ford Credit. In May 2005, S&P lowered Ford Credit's long-term rating to BB+ from BBB-, lowered the short-term rating to B-1 from A-3 and maintained the outlook at Negative. In June 2005, Moody's placed Ford Credit's long- and short-term ratings under review for possible downgrade. In July 2005, Fitch lowered Ford Credit's long-term rating to BBB- from BBB, affirmed the short-term rating at F2 and maintained the outlook at Negative. In August 2005, DBRS lowered Ford Credit's long-term rating to BBB from BBB (high), lowered the short-term rating to R-2 (middle) from R-2 (high) and maintained the trend at Negative.

     Hertz. In April 2005, S&P placed Hertz' ratings on CreditWatch with developing implications. In June 2005, Moody's affirmed Hertz' ratings and the outlook remains Developing. In July 2005, Fitch lowered Hertz' long-term rating to BBB- from BBB, and maintained the Rating Watch Evolving status. In August 2005, DBRS lowered Hertz' long-term rating to BBB from BBB (high) and lowered the short-term rating to R-2 (middle) from R-2 (high). The trend, which had been Negative, has been removed pending resolution of the Under Review status.

    The following chart summarizes our present credit ratings and the outlook assigned by four of the nationally recognized statistical rating organizations:

----------------------------------------------------------------------------------------------------------------------------------
                    DBRS                          Fitch                         Moody's                          S&P
-------  -----------------------------  ---------------------------  ------------------------------  -----------------------------

          Long-    Short-                Long-    Short-              Long-    Short-                 Long-   Short-
          Term     Term       Trend      Term     Term     Outlook    Term     Term      Outlook      Term    Term      Outlook
-------  -------  ----------  --------  -------  -------  ---------  -------  --------  -----------  -------  ------   -----------
Ford      BBB      R-2        Negative   BBB-      F2      Negative   Baa3*     NA        Under       BB+      B-1      Negative
         (low)    (low)                                                                   Review
-------  -------  ----------  --------  -------  -------  ---------  -------  --------  -----------  -------  ------   -----------
Ford      BBB      R-2        Negative   BBB-      F2      Negative   Baa2*     P-2*      Under       BB+      B-1      Negative
Credit            (middle)                                                                Review
-------  -------  ----------  --------  -------  -------  ---------  -------  --------  -----------  -------  ------   -----------
Hertz     BBB**    R-2           --      BBB-      F2       Watch     Baa3      P-3      Developing   BBB-     A-3      Watch
                  (middle)                                 Evolving                                                     Developing
                    **
------------------------------------------------------------------------------------------------------------------------------------

----------
*  Rating under review for possible downgrade.
** Rating under review - developing.

     As a result of recent credit rating downgrades, our unsecured borrowing costs have increased. In addition, Ford Credit's access to the unsecured debt markets has become more restricted, which has caused its outstanding unsecured commercial paper and unsecured term debt balances to decline. In response, Ford Credit has increased its use of securitization and other asset-related sources of liquidity. Over time, Ford Credit may also need to reduce further the amount of receivables it purchases. A significant reduction in the amount of purchased receivables would significantly reduce Ford Credit's ongoing profits, and could adversely affect its ability to support the sale of Ford vehicles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OFF-BALANCE SHEET ARRANGEMENTS

     Special Purpose Entities. At June 30, 2005, the total outstanding principal amount of receivables sold by Ford Credit and held by off-balance sheet securitization entities was $39.2 billion, up $3.6 billion from December 31, 2004. This reflected an increase in securitization transactions to meet Ford Credit's funding needs. Ford Credit's retained interests in such sold receivables at June 30, 2005 were $5.3 billion, down $3.9 billion from December 31, 2004.

OUTLOOK

     Shown below are our 2005 planning assumptions and operation metrics established and announced in January 2005 and our present full-year outlook for them:

Industry Volume (SAAR incl. heavy trucks)                                          Planning Assumptions        Full-Year Outlook
-----------------------------------------                                          --------------------        -----------------
U.S (million units).............................................................          17.2                     17.3
Europe (million units)..........................................................          17.3                     17.2

Operation Metrics                                                                      2005 Milestones
-----------------                                                                  ----------------------
Quality.........................................................................   Improve in all regions           Flat
Market share....................................................................   Improve in all regions           Mixed
Automotive cost performance (a).................................................   Hold costs flat                  Worse
Capital spending................................................................   $7 billion or lower              On-Track

----------
(a) At constant volume, mix and exchange; excluding special items and discontinued operations.

     Our projection of third quarter 2005 production is as follows:

                                                                                                      Third Quarter
                                                                                    ----------------------------------------------
                                                                                                                       2005
Business Unit                                                                                2005                  Over/(Under)
-------------                                                                       Vehicle Unit Production            2004
                                                                                    -----------------------       ----------------
Ford North America..............................................................          730,000                    (17,000)
Ford Europe.....................................................................          370,000                    (10,000)
PAG.............................................................................          160,000                     11,000

     We continue to face increasingly challenging conditions in the automotive industry. We expect to continue to experience commodity cost pressures (both on material costs and the effect of high gasoline prices on vehicle segmentation), unfavorable currency exchange, and the adverse effects of high health care costs and low discount rates compared with a year ago. We also continue to experience the effects of industry overcapacity (including increasingly aggressive marketing incentives by our competitors).

     We plan to respond to this tougher environment with actions aimed at improving our cost structure, optimizing our global manufacturing footprint, strengthening our balance sheet and making essential investments for the future. These actions could include further restructuring actions for our Automotive sector, including further personnel reductions, addressing our excess capacity, and other cost-reduction measures.

     Many of the challenges currently facing automobile manufacturers are also placing increasing pressure on the industry's supply base, as suppliers cope with higher commodity costs and lower production volumes, among other challenges. As a result, it may become more challenging for some of our suppliers to achieve and pass on to us the level of productivity improvements we previously anticipated. In addition, we will continue to take actions as necessary to ensure an uninterrupted supply of materials and components.

     As disclosed in our Current Report on Form 8-K dated May 25, 2005 ("May 25th 8-K"), we recently signed a Memorandum of Understanding ("Memorandum") with Visteon Corporation ("Visteon"), our largest supplier, which is designed to protect the supply of critical parts and components, create opportunities for production material cost savings, and improve our ability to benefit from competitively-priced and high-quality parts, systems and technologies. As described in our May 25th 8-K and Current Report on Form 8-K dated July 19, 2005, significant features of this Memorandum include:

     o Transfer of 24 Visteon plants and facilities in the U.S. and Mexico and associated assets to a new, temporary business entity to be managed by Ford (over time, we would prepare most of these transferred operations for sale to companies with the expertise and capital to supply us with parts, systems and technologies that are competitive in price and quality);

     o Payment to Visteon of up to $550 million to assist with Visteon's restructuring expenses;

     o Upon execution of definitive agreements, extension by Ford to Visteon of a $250 million short-term secured loan, to be repaid by Visteon upon closing of the Ford-Visteon transaction;

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     o    Provision   by  Visteon  of  certain   services   (e.g.,   information
          technology, accounting, etc.) to facilitate the operation of the new business entity;

     o    Payment  by  Ford  for   inventories   included  in  the   transferred
          operations;

     o Assumption by Ford or the Ford-managed business entity of certain liabilities associated with the transferred business, including employee-related (for the Ford-UAW hourly employees assigned to work at Visteon) and environmental liabilities;

     o Acceleration of payment terms through 2006 for payments due from Ford to Visteon for components purchased by Ford for its U.S. facilities, with a gradual return over time to normal payment terms by 2009; and

     o Funding by Ford of certain capital expenditures associated with a number of Visteon plants prior to closing of the transaction.

     We continue to work toward closing this transaction with Visteon by October 1, 2005. Assuming the transaction with Visteon closes as anticipated, we expect it will impact full-year pre-tax 2005 financial results as follows (in millions):

   Estimated Assets Received (a)                                                       $   700 - $  900
   Valuation Allowance / Forgiveness of Employee-Related Receivables                               (450)
   Cash Payment for Inventories                                                                    (300)
   Cash for Visteon Restructuring Escrow Account                                                   (400)
   Deferred Cash for Visteon Restructuring - related to Ford-managed entity                        (150)
   Hourly Employee Buyouts                                                                         (100)
                                                                                       ----------------
        Total                                                                          $  (500)- $ (700) (b)
                                                                                       ================

   ----------
   (a) Including inventories and net of transaction costs.
   (b) Includes $(327) million incurred in the first half of 2005, primarily valuation allowance against employee-related receivables.

     As disclosed in our 2004 10-K Report, we are also incurring costs of about $25 million per month as a result of our agreement in March 2005 with Visteon to relieve it of a portion of its obligation to reimburse us for the costs of our employees assigned to Visteon. In addition to the costs in the foregoing table, our second half 2005 pre-tax results are expected to be adversely affected by about $200 million to $225 million due to the impact of the March 2005 agreement and the business results and other costs associated with the Ford-managed business entity.

     We expect Ford Credit's earnings in 2005 to be lower than in 2004, primarily resulting from the impact of higher interest rates and lower receivable levels, offset partially by improved credit loss performance. At year-end 2005, we anticipate Ford Credit's managed receivables to be about $155 billion.

     Consistent with our announcement on April 20, 2005 that we were evaluating long-term strategic objectives for Hertz, on June 13, 2005, Hertz filed a Form S-1 Registration Statement with the Securities and Exchange Commission for an initial public offering ("IPO") of a portion of the economic interest in Hertz. Following any IPO, we would intend to divest our remaining ownership interest in Hertz. As an alternative to an IPO, we may dispose of our interest in Hertz in a private sale to a third party.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

     In May 2005, the FASB issued SFAS No. 154, Accounting Changes & Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3. This statement changes the requirements for accounting and reporting of a voluntary change in accounting principle and changes required by an accounting pronouncement when the specific transition provisions are absent. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle. If it is impracticable to determine either the period-specific effects or the cumulative effect of the change, this statement requires that the new accounting principle be adopted prospectively from the earliest practicable date. SFAS No. 154 is effective in the period that begins after December 15, 2005. We do not expect any impact on our financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Risk Factors

     Statements  included or  incorporated  by reference  herein may  constitute
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

     o greater price competition resulting from industry overcapacity, currency fluctuations or other factors;
     o a significant decline in industry sales, particularly in the U.S. or Europe, resulting from slowing economic growth, geo-political events or other factors;
     o    lower-than-anticipated market acceptance of new or existing products;
     o    economic  distress  of  suppliers  that  may  require  us  to  provide financial support or take other measures to ensure supplies of materials;
     o work stoppages at Ford or supplier facilities or other interruptions of supplies;
     o the discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
     o increased safety, emissions, fuel economy or other regulation resulting in higher costs and/or sales restrictions;
     o unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;
     o worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., investment returns, interest rates, health care cost trends, benefit improvements);
     o currency or commodity price fluctuations, including, for example, last year's sharp rise in steel prices;
     o    changes in interest rates;
     o an increase in or acceleration of the market shift from truck sales or from sales of other more profitable vehicles in the U.S.;
     o    economic difficulties in any significant market;
     o    higher prices for or reduced availability of fuel;
     o    labor or other constraints on our ability to restructure our business;
     o a change in our requirements or obligations under long-term supply arrangements pursuant to which we are obligated to purchase minimum quantities or a fixed percentage of output or pay minimum amounts;
     o    additional credit rating downgrades;
     o inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts;
     o    higher-than-expected credit losses;
     o lower-than-anticipated residual values and/or higher-than-expected return rates for leased vehicles; and
     o increased price competition in the rental car industry and/or a general decline in business or leisure travel due to terrorist attacks, acts of war, epidemic disease or measures taken by governments in response thereto that negatively affect the travel industry.

We cannot assure that any expectations, forecasts or assumptions made by management in preparing these forward-looking statements will prove accurate, or that any projections will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.


OTHER FINANCIAL INFORMATION

     The interim financial information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 has not been audited by PricewaterhouseCoopers LLP ("PwC"). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

     There is no material change in the information reported under Part II, Item 7A of our 2004 10-K Report.


ITEM 4.  Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. William Clay Ford, Jr., our Chief Executive Officer, and Donat R. Leclair, our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2005, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

     Changes in Internal Controls over Financial Reporting. In the second quarter of 2005, as part of an ongoing roll-out in North America and Europe, Ford Credit replaced its primary retail receivables system in Germany.


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.

     Environmental Matters

     Proceeding with the New York Environmental Enforcement Division. (Previously reported on page 26 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.) During the second quarter, Ford and the New York Environmental Enforcement Division settled an alleged violation of New York law relating to vehicles delivered to dealers in New York that were certified to federal rather than California emissions standards. Ford agreed to pay a civil penalty but denies any violation of New York law.

     Other Matters

     SEC Ford Money Market Account Inquiry. (Previously reported on page 28 of our Annual Report on Form 10-K for the year ended December 31, 2004.) On June 14, 2005, the SEC approved Ford Credit's offer to settle certain findings the SEC made with respect to marketing materials used by Ford Credit in marketing its Ford Money Market Account program, under which Ford Credit offered and sold its floating rate demand notes. The terms of the settlement, under which Ford Credit neither admitted nor denied the SEC's findings, included: (i) payment of disgorgement of $700,000 (based on an estimate of the costs Ford Credit avoided in not providing the prospectus at the time the marketing materials were used) and interest thereon of $64,282, and (ii) undertakings to change the name of the program to eliminate the phrase "money market" (Ford Interest Advantage is the new name), to enhance disclosures in future marketing materials and in a newly revised prospectus, to deliver the newly revised prospectus to all current noteholders, and to annually deliver Ford Credit's 10-K Report to then-current noteholders. In its press release announcing the settlement, the SEC acknowledged that each investor did receive a prospectus with the "important" disclosures prior to making an investment and that no investor lost money.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     During the second quarter of 2005, we purchased shares of our Common Stock as follows:

                                                                        Total Number of              Maximum Number (or
                                                                      Shares Purchased as       Approximate Dollar Value) of
                                Total Number of        Average          Part of Publicly           Shares that May Yet Be
                                    Shares            Price Paid        Announced Plans or       Purchased Under the Plans or
          Period                  Purchased a/         per Share             Programs                      Programs
---------------------------    ------------------    ------------    -----------------------   -------------------------------
      April 1, 2005                                                                            No publicly announced
         through                   1,767,632           $10.20                  0               repurchase program in place
      April 30, 2005

       May 1, 2005
         through                                                                               No publicly announced
       May 31, 2005                1,793,780           $ 9.79                  0               repurchase program in place

       June 1, 2005
         through                                                                               No publicly announced
      June 30, 2005                2,234,808           $10.42                  0               repurchase program in place
                                   ---------                                   -

                                                                                               No publicly announced
         Total                     5,796,220           $10.16                  0               repurchase program in place
                                   =========                                   =
----------

a/ We currently do not have a publicly announced repurchase program in place. Of the 5,796,220 shares purchased, 5,397,142 shares were purchased from the Ford Motor Company Savings and Stock Investment Plan for Salaried Employees ("SSIP") and the Tax Efficient Savings Plan for Hourly Employees ("TESPHE"). Shares are generally purchased from the SSIP and TESPHE when participants in those plans elect to sell units in the Ford Stock Fund upon retirement, upon termination of employment with the Company, related to an in-service distribution, or to fund a loan against an existing account balance in the Ford Stock Fund. Shares are not purchased from these plans when a participant transfers account balances out of the Ford Stock Fund and into another investment option under the plans. The remaining shares were acquired from our employees or directors in accordance with our various compensation plans as a result of share withholdings to pay income taxes with respect to: (i) the lapse of restrictions on restricted stock,
     (ii) the issuance of unrestricted stock, including issuances as a result of the conversion of restricted stock equivalents, or (iii) to pay the exercise price and related income taxes with respect to certain exercises of stock options.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

     On May 12, 2005, the 2005 Annual Meeting of Shareholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

     Proposal One:  Election of Directors.

                                               Number of Votes
                                    -----------------------------------
Nominee                             For                         Against
-----------------------             ---                         -------
John R. H. Bond                     2,359,052,655               349,511,374
Stephen G. Butler                   2,649,914,599                58,649,430
Kimberly A. Casiano                 2,642,482,620                66,081,409
Edsel B. Ford II                    2,617,790,013                90,774,016
William C. Ford, Jr.                2,635,310,886                73,253,143
Irvine O. Hockaday, Jr.             2,632,442,505                76,121,524
Marie-Josee Kravis                  2,643,112,758                65,451,271
Richard A. Manoogian                2,645,166,724                63,397,305
Ellen R. Marram                     2,638,609,179                69,954,850
Homer A. Neal                       2,647,035,399                61,528,630
Jorma Ollila                        2,650,639,916                57,924,113
James J. Padilla                    2,629,916,380                78,647,649
Carl E. Reichardt                   2,634,760,295                73,803,734
Robert E. Rubin                     2,355,789,370               352,774,659
John L. Thornton                    2,643,395,773                65,168,256

There were no broker non-votes with respect to the election of directors.

ITEM 4.  Submission of Matters to a Vote of Security Holders (Continued)

     Proposal Two: Ratification of Selection of Independent Registered Public Accounting Firm. A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm to audit the books of account and other corporate records of the Company for 2005 was adopted, with 2,659,179,523 votes cast for, 30,996,217 votes cast against, 18,388,289 votes abstained and 0 broker non-votes.

     Proposal Three: Relating to Disclosure of Compensation Paid to Executive Officers. A proposal relating to disclosure of Company executive officers who are contractually entitled to receive more than $500,000 annually in compensation was rejected, with 2,051,710,471 votes cast against, 228,337,785 votes cast for, 27,356,987 votes abstained and 401,158,786 broker non-votes.

     Proposal Four: Relating to the Company Reporting on its Lobbying Efforts Relative to CAFE Standards. A proposal relating to the Company reporting on its lobbying efforts relative to CAFE standards was rejected, with 2,074,352,252 votes cast against, 136,819,089 votes for, 96,233,902 votes abstained and 401,158,786 broker non-votes.

     Proposal Five: Relating to Limiting Certain Compensation for Named Executives. A proposal relating to limiting certain compensation paid to Named Executives was rejected, with 2,087,282,735 votes cast against, 189,073,380 votes cast for, 31,049,128 votes abstained and 401,158,786 broker non-votes.

     Proposal Six: Relating to Tying Executive Compensation to Reducing Lifetime Product Greenhouse Gas Emissions. A proposal relating to tying executive compensation to reducing lifetime product greenhouse gas emissions was rejected, with 2,098,592,542 votes cast against, 116,682,624 votes cast for, 92,130,077 votes abstained and 401,158,786 broker non-votes.

     Proposal Seven: Relating to Consideration of a Recapitalization Plan to Provide that All of the Company's Outstanding Stock Have One Vote Per Share. A proposal relating to consideration of a recapitalization plan to provide that all of the Company's outstanding stock have one vote per share was rejected, with 1,718,829,170 votes cast against, 556,376,747 votes cast for, 32,199,326 votes abstained and 401,158,786 broker non-votes.

     Proposal Eight: Relating to Establishing an Independent Committee of the Board to Evaluate Conflicts of Interests. A proposal relating to establishing an independent committee of the Board to evaluate conflicts of interests between holders of Class B Stock and holders of common stock was rejected, with 1,858,826,668 votes cast against, 416,585,899 votes cast for, 31,992,676 votes abstained and 401,158,786 broker non-votes.


ITEM 6.  Exhibits.

     Please see Exhibit Index on page 35 below.



                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          FORD MOTOR COMPANY
                                    --------------------------------
                                             (Registrant)



Date:  August 4, 2005               By: /s/James C. Gouin
       --------------                   ----------------------------
                                           James C. Gouin
                                           Vice President and Controller

                                  EXHIBIT INDEX
                                  -------------


Designation                          Description                                          Method of Filing
-----------------       ------------------------------------------------------       --------------------------------------
Exhibit 10-O-1          Amendments to Ford Motor Company                             Filed with this Report
                        Deferred Compensation Plan (effective
                        July 13, 2005)


Exhibit 12              Ford Motor Company and Subsidiaries
                        Calculation of Ratio of Earnings to Combined                 Filed with this Report
                        Fixed Charges and Preferred Stock Dividends

Exhibit 15              Letter of PricewaterhouseCoopers LLP,                        Filed with this Report
                        Independent Registered Public Accounting
                        Firm, dated August 4, 2005, relating to
                        Financial Information

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