Form 10-Q
period 2005-09-30
FORD MOTOR CO
filed 2005-11-07
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-3950

FORD MOTOR COMPANY
(Exact name of registrant as specified in its charter)

1-3950	38-0549190
(Commission File Number)	(IRS Employer Identification No.)

One American Road, Dearborn, Michigan	48126
(Address of principal executive offices)	(Zip Code)

(313) 322-3000
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
[X] Yes  [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes  [X] No

As of October 31, 2005, the registrant had outstanding 1,786, 759,632 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit index located on page number 36.

Item 1. Financial Statements (Continued)

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended September 30, 2005 and 2004
(in millions, except per share amounts)

	Third Quarter		Nine Months
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Sales and revenues
Automotive sales	$34,675	$32,797	$112,692	$108,258
Financial Services revenues	6,181	6,324	17,848	18,459
Total sales and revenues	40,856	39,121	130,540	126,717

Costs and expenses
Cost of sales	33,532	30,956	105,803	98,634
Selling, administrative and other expenses	5,983	5,694	18,200	17,433
Interest expense	1,976	1,867	5,659	5,436
Provision for credit and insurance losses	182	326	350	853
Total costs and expenses	41,673	38,843	130,012	122,356

Automotive interest income and other non-operating income/(expense), net	307	383	1,111	508
Automotive equity in net income/(loss) of affiliated companies	133	57	259	197
Income/(loss) before income taxes	(377)	718	1,898	5,066
Provision for/(benefit from) income taxes	(140)	197	(127)	1,277
Income/(loss) before minority interests	(237)	521	2,025	3,789
Minority interests in net income/(loss) of subsidiaries	54	62	196	219
Income/(loss) from continuing operations	(291)	459	1,829	3,570
Income/(loss) from discontinued operations	7	(193)	45	(187)
Net income/(loss)	$(284)	$266	$1,874	$3,383

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 9)
Basic income/(loss)
Income/(loss) from continuing operations	$(0.16)	$0.25	$0.99	$1.95
Income/(loss) from discontinued operations	0.01	(0.10)	0.03	(0.10)
Net income/(loss)	$(0.15)	$0.15	$1.02	$1.85
Diluted income/(loss)
Income/(loss) from continuing operations	$(0.16)	$0.24	$0.93	$1.75
Income/(loss) from discontinued operations	0.01	(0.09)	0.02	(0.09)
Net income/(loss)	$(0.15)	$0.15	$0.95	$1.66
Cash dividends	$0.10	$0.10	$0.30	$0.30

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF INCOME
For the Periods Ended September 30, 2005 and 2004
(in millions, except per share amounts)

	Third Quarter		Nine Months
	2005	2004	2005	2004
	(unaudited)		(unaudited)
AUTOMOTIVE
Sales	$34,675	$32,797	$112,692	$108,258
Costs and expenses
Cost of sales	33,532	30,956	105,803	98,634
Selling, administrative and other expenses	2,811	2,557	8,996	8,131
Total costs and expenses	36,343	33,513	114,799	106,765
Operating income/(loss)	(1,668)	(716)	(2,107)	1,493

Interest expense	371	397	960	1,094

Interest income and other non-operating income/(expense), net	307	383	1,111	508
Equity in net income/(loss) of affiliated companies	133	57	259	197
Income/(loss) before income taxes — Automotive	(1,599)	(673)	(1,697)	1,104

FINANCIAL SERVICES
Revenues	6,181	6,324	17,848	18,459
Costs and expenses
Interest expense	1,605	1,470	4,699	4,342
Depreciation	1,537	1,568	4,591	4,956
Operating and other expenses	1,635	1,569	4,613	4,346
Provision for credit and insurance losses	182	326	350	853
Total costs and expenses	4,959	4,933	14,253	14,497
Income/(loss) before income taxes — Financial Services	1,222	1,391	3,595	3,962

TOTAL COMPANY
Income/(loss) before income taxes	(377)	718	1,898	5,066
Provision for/(benefit from) income taxes	(140)	197	(127)	1,277
Income/(loss) before minority interests	(237)	521	2,025	3,789
Minority interests in net income/(loss) of subsidiaries	54	62	196	219
Income/(loss) from continuing operations	(291)	459	1,829	3,570
Income/(loss) from discontinued operations	7	(193)	45	(187)
Net income/(loss)	$(284)	$266	$1,874	$3,383

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 9)
Basic income/(loss)
Income/(loss) from continuing operations	$(0.16)	$0.25	$0.99	$1.95
Income/(loss) from discontinued operations	0.01	(0.10)	0.03	(0.10)
Net income/(loss)	$(0.15)	$0.15	$1.02	$1.85
Diluted income/(loss)
Income/(loss) from continuing operations	$(0.16)	$0.24	$0.93	$1.75
Income/(loss) from discontinued operations	0.01	(0.09)	0.02	(0.09)
Net income/(loss)	$(0.15)	$0.15	$0.95	$1.66
Cash dividends	$0.10	$0.10	$0.30	$0.30

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$28,200	$22,831
Marketable securities	8,614	8,946
Loaned securities	579	1,058
Finance receivables, net	91,774	109,466
Other receivables, net	5,268	5,969
Net investment in operating leases	23,007	22,652
Retained interest in sold receivables	4,415	9,166
Inventories (Note 5)	11,687	10,766
Equity in net assets of affiliated companies	2,594	2,835
Net property	41,887	44,549
Deferred income taxes	4,611	4,830
Goodwill and other intangible assets (Note 6)	6,072	6,394
Assets of discontinued/held-for-sale operations	15,535	16,346
Other assets	24,052	28,050
Total assets	$268,295	$293,858

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables	$22,991	$21,991
Accrued and other liabilities	71,382	71,078
Debt	141,738	164,545
Deferred income taxes	4,617	7,845
Liabilities of discontinued/held-for-sale operations	12,522	11,477
Total liabilities	253,250	276,936
Minority interests	1,058	877
Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	4,956	5,321
Accumulated other comprehensive income/(loss)	(2,454)	1,258
Treasury stock	(1,031)	(1,728)
Earnings retained for use in business	12,497	11,175
Total stockholders’ equity	13,987	16,045
Total liabilities and stockholders’ equity	$268,295	$293,858

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET
(in millions)
	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Automotive
Cash and cash equivalents	$9,096	$10,142
Marketable securities	7,900	8,291
Loaned securities	579	1,058
Total cash, marketable and loaned securities	17,575	19,491
Receivables, net	3,297	2,894
Inventories (Note 5)	11,687	10,766
Deferred income taxes	3,397	3,837
Other current assets	7,599	8,916
Total current assets	43,555	45,904
Equity in net assets of affiliated companies	1,748	1,907
Net property	41,545	42,904
Deferred income taxes	10,436	10,894
Goodwill and other intangible assets (Note 6)	6,054	6,374
Assets of discontinued/held-for-sale operations	22	188
Other assets	9,744	9,455
Total Automotive assets	113,104	117,626
Financial Services
Cash and cash equivalents	19,104	12,689
Investments in securities	714	655
Finance receivables, net	93,745	112,541
Net investment in operating leases	23,007	22,652
Retained interest in sold receivables	4,415	9,166
Goodwill and other intangible assets (Note 6)	18	20
Assets of discontinued/held-for-sale operations	15,513	16,158
Other assets	7,936	12,285
Receivable from Automotive	1,592	2,753
Total Financial Services assets	166,044	188,919
Intersector elimination	(1,592)	(2,753)
Total assets	$277,556	$303,792

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive
Trade payables	$17,254	$16,026
Other payables	4,114	4,269
Accrued and other liabilities	27,497	29,700
Deferred income taxes	2,330	2,514
Debt payable within one year	981	977
Current payable to Financial Services	1,214	1,382
Total current liabilities	53,390	54,868
Long-term debt	17,255	17,458
Other liabilities	37,675	37,058
Deferred income taxes	1,862	3,042
Liabilities of discontinued/held-for-sale operations	10	46
Payable to Financial Services	378	1,371
Total Automotive liabilities	110,570	113,843
Financial Services
Payables	1,623	1,696
Debt	123,502	146,110
Deferred income taxes	9,686	9,709
Other liabilities and deferred income	6,210	6,834
Liabilities of discontinued/held-for-sale operations	12,512	11,431
Total Financial Services liabilities	153,533	175,780
Minority interests	1,058	877
Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	4,956	5,321
Accumulated other comprehensive income/(loss)	(2,454)	1,258
Treasury stock	(1,031)	(1,728)
Earnings retained for use in business	12,497	11,175
Total stockholders’ equity	13,987	16,045
Intersector elimination	(1,592)	(2,753)
Total liabilities and stockholders’ equity	$277,556	$303,792

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2005 and 2004
(in millions)

	Nine Months
	2005	2004
	(unaudited)

Cash and cash equivalents at January 1	$22,831	$22,598

Cash flows from operating activities
Net cash flows from operating activities	20,103	19,887

Cash flows from investing activities
Capital expenditures	(5,462)	(4,896)
Acquisitions of retail and other finance receivables and operating leases	(42,026)	(47,416)
Collections of retail and other finance receivables and operating leases	37,760	40,124
Net acquisitions of daily rental vehicles	(2,775)	(2,739)
Purchases of securities	(4,743)	(7,597)
Sales and maturities of securities	3,863	7,285
Proceeds from sales of retail and other finance receivables and operating leases	15,144	4,661
Proceeds from sale of businesses	2,245	537
Cash paid for acquisitions	(1,617)	(30)
Other	576	(348)
Net cash (used in)/provided by investing activities	2,965	(10,419)

Cash flows from financing activities
Cash dividends	(552)	(549)
Net sales/(purchases) of Common Stock	250	(127)
Changes in short-term debt	(6,177)	8,700
Proceeds from issuance of other debt	20,237	12,544
Principal payments on other debt	(31,076)	(34,490)
Other	(5)	(49)
Net cash (used in)/provided by financing activities	(17,323)	(13,971)

Effect of exchange rate changes on cash	(376)	(6)

Net increase/(decrease) in cash and cash equivalents	5,369	(4,509)

Cash and cash equivalents at September 30	$28,200	$18,089

The accompanying notes are part of the financial statements.

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2005 and 2004
(in millions)

	Nine Months 2005		Nine Months 2004
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)

Cash and cash equivalents at January 1	$10,142	$12,689	$6,855	$15,743

Cash flows from operating activities
Net cash flows from operating activities	4,535	7,757	5,045	11,867

Cash flows from investing activities
Capital expenditures	(5,109)	(353)	(4,597)	(299)
Acquisitions of retail and other finance receivables and operating leases	—	(42,026)	—	(47,416)
Collections of retail and other finance receivables and operating leases	—	36,560	—	38,844
Net (acquisitions)/collections of wholesale receivables	—	5,272	—	298
Net acquisitions of daily rental vehicles	—	(2,775)	—	(2,739)
Purchases of securities	(4,343)	(400)	(6,811)	(786)
Sales and maturities of securities	3,239	624	6,635	650
Proceeds from sales of retail and other finance receivables and operating leases	—	15,144	—	4,661
Proceeds from sales of wholesale receivables	—	3,739	—	3,957
Proceeds from sale of businesses	204	2,041	125	412
Cash paid for acquisitions	(1,617)	—	(30)	—
Net investing activity with Financial Services	2,486	—	3,277	—
Other	451	125	10	(358)
Net cash (used in)/provided by investing activities	(4,689)	17,951	(1,391)	(2,776)

Cash flows from financing activities
Cash dividends	(552)	—	(549)	—
Net sales/(purchases) of Common Stock	250	—	(127)	—
Changes in short-term debt	(3)	(6,174)	(279)	8,979
Proceeds from issuance of other debt	253	19,984	406	12,138
Principal payments on other debt	(682)	(30,394)	(2,112)	(32,378)
Net financing activity with Automotive	—	(2,486)	—	(3,277)
Other	(4)	(1)	(17)	(32)
Net cash (used in)/provided by financing activities	(738)	(19,071)	(2,678)	(14,570)

Effect of exchange rate changes on cash	14	(390)	(9)	3
Net transactions with Automotive/Financial Services	(168)	168	92	(92)

Net increase/(decrease) in cash and cash equivalents	(1,046)	6,415	1,059	(5,568)

Cash and cash equivalents at September 30	$9,096	$19,104	$7,914	$10,175

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

NOTE 2. INCOME TAXES

In 2005, the effective tax rate of 27.0% for the third quarter and (7.7)% for the first nine months primarily reflected settlements during the second quarter of prior-year audits, as well as an adjustment of our anticipated full-year effective tax rate for ongoing operations to 13.6%. The anticipated full-year effective tax rate excludes any impact of the repatriation of foreign earnings pursuant to The American Jobs Creation Act of 2004 ("the Act") signed into law by President Bush on October 22, 2004.

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

NOTE 3. HELD-FOR-SALE AND DISCONTINUED OPERATIONS, DISPOSITIONS, AND ACQUISITIONS

Automotive Sector

Held-for-sale Operations. In the first quarter of 2005, we reached an agreement to acquire the minority interest in the Beanstalk Group, LLC ("Beanstalk"), a majority-owned subsidiary that licenses trademarks. We also committed to the sale of this entity's operations, as its operations are not consistent with our objective to focus on our core automotive business. During the third quarter of 2005, we recorded a pre-tax charge of $11 million related to this held-for-sale operation. We completed the sale of our interest in Beanstalk on October 1, 2005. At September 30, 2005, the assets of Beanstalk classified as discontinued/held-for-sale operations consisted primarily of cash and receivables of $20 million.

Dispositions. In the third quarter of 2005, we sold our interest (approximately 18%) in Kwik-Fit Group Limited, a provider of automotive services. We recognized in Interest income and other non-operating income/(expense), net a pre-tax gain of $146 million as a result of the sale.

In the third quarter of 2005, we completed our exchange of 8.3 million shares in Ballard Power Systems Inc. ("Ballard") for an equity interest (50%) in NuCellSys, GmbH, which is a 50/50 joint venture with DaimlerChrysler located in Nabern, Germany. As a result of this exchange and the retirement of certain restrictions, we recognized in Cost of sales a pre-tax charge of $61 million during the third quarter. In addition, our ownership interest in Ballard decreased to 11.5%.

Acquisitions. In 2000, we purchased the Land Rover sport utility vehicle business from the BMW Group. As part of the acquisition, we agreed to pay two-thirds of the purchase price at closing with the remainder being paid in 2005. During the second quarter of 2005, we made the final payment of $1.3 billion.

During the third quarter of 2005, we made a payment of approximately $300 million for the purchase of shares of Automotive Components Holdings, LLC; see Note 12 for additional discussion.

Item 1. Financial Statements (Continued)

NOTE 3. HELD-FOR-SALE AND DISCONTINUED OPERATIONS, DISPOSITIONS, AND ACQUISITIONS (Continued)

Financial Services Sector

Held-for-sale Operations. In the third quarter of 2005, management committed to sell our interest in The Hertz Corporation ("Hertz") in light of our continuing strategy to de-emphasize vehicle sales to daily rental car companies. On September 12, 2005, we entered into a definitive agreement with an investor group of private equity firms under which we will sell our interest in Hertz in a transaction valued at approximately $15 billion, including debt. Under the terms of the transaction, which is expected to close by year-end 2005, Ford will receive cash proceeds of $5.6 billion for the equity of Hertz. Accordingly, we have reported Hertz as held for sale under Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for all periods shown and have ceased depreciating its long-lived assets.

The assets and liabilities of Hertz classified as discontinued/held-for-sale operations are summarized as follows (in millions):

	September 30, 2005	December 31, 2004
Assets
Cash and cash equivalents	$777	$679
Finance receivables	1,359	1,283
Net investment in operating leases	10,625	9,111
Goodwill and other intangibles	873	877
Other assets	1,879	2,022
Total assets of held-for-sale operations	$15,513	$13,972

Liabilities
Payables	$1,321	$1,538
Debt	9,413	8,428
Other liabilities	1,778	1,372
Total liabilities of held-for-sale operations	$12,512	$11,338

Total Company Discontinued Operations

The results of all discontinued operations are as follows (in millions):

	Third Quarter		Nine Months
	2005	2004	2005	2004
Sales and revenues	$1	$171	$121	$568

Operating income/(loss) from discontinued operations	$—	$(196)	$54	$(165)
Gain/(loss) on discontinued operations	11	(68)	(5)	(77)
(Provision for)/benefit from income taxes	(4)	71	(4)	55
Income/(loss) from discontinued operations	$7	$(193)	$45	$(187)

NOTE 4. EXIT AND DISPOSAL ACTIVITIES AND OTHER ACTIONS

Automotive Sector

In 2004, we announced the Premier Automotive Group ("PAG") Improvement Plan, including hourly and salaried employee separation programs and the planned closure of assembly operations at our Browns Lane facility. We recognized pre-tax charges of $64 million in 2004 (excluding pension costs) associated with these actions. During 2005, we incurred $30 million of pre-tax charges, of which $12 million was incurred in the third quarter.

In 2003, we initiated planned shift pattern changes at Ford Europe's Genk vehicle assembly plant and manufacturing, engineering and staff efficiency actions in Cologne and various United Kingdom locations. We recognized pre-tax employee separation charges of $486 million in 2003 and $92 million in 2004 associated with these actions.

Item 1. Financial Statements (Continued)

NOTE 4. EXIT AND DISPOSAL ACTIVITIES AND OTHER ACTIONS (Continued)

The charges for the employee separation actions associated with the exit and disposal activities described above were recognized in Cost of sales. The table below summarizes the pre-tax charges incurred, the related liability at September 30, 2005, and the estimated total charges related to these actions (in millions):

	Liability at				Liability at
	December 31,	First Nine Months of 2005			September 30,	Estimated
	2004	Accrued	Paid	Other*	2005	Total Costs
Segment
Ford Europe and PAG	$256	$30	$(106)	$(45)	$135	$592
__________
*	Includes foreign currency translation adjustments and reductions to accrued amounts resulting from revisions to estimated liabilities.

Other Employee Separation Actions: In the second quarter of 2005, we announced our plans to reduce salaried positions in our North American operations. We incurred $83 million of pre-tax charges related to these actions through September 30, 2005, of which $35 million was incurred in the third quarter of 2005.

During the third quarter of 2005, PAG and Ford Europe initiated hourly and salaried employee separation actions resulting in pre-tax charges of $26 million.

See Note 11 for employee separation costs related to pension, postretirement health care and life insurance benefit expense.

Financial Services Sector

Sales Branch Integration: In 2004, we announced a plan to create an integrated sales platform in the United States and Canada over the next two years that would support sales activities for Ford Motor Credit Company ("Ford Credit") and its other business operating units. The plan included the consolidation of regional sales offices and an integration of branch locations. We recognized cumulative pre-tax charges of $28 million related to this branch integration plan as of September 30, 2005, including $18 million in the first nine months of 2005.

The costs associated with the sales branch integration restructuring activities described above were recognized in Operating and other expenses. The table below summarizes the pre-tax charges incurred, the related liability at September 30, 2005 and the estimated total charges related to these actions (in millions):

	Liability at				Liability at
	December 31,	First Nine Months of 2005			September 30,	Estimated
	2004	Accrued	Paid	Other	2005	Total Costs
Segment
Ford Credit	$10	$18	$(13)	$—	$15	$63

Other Employee Separation Actions: Ford Credit completed a salaried personnel separation program for North American employees announced in April 2005. We recognized pre-tax employee separation charges of $15 million during the first nine months of 2005 as a result of this action.

See Note 11 for employee separation costs related to pension, postretirement health care and life insurance benefit expense.

NOTE 5. AUTOMOTIVE INVENTORIES

Inventories are summarized as follows (in millions):

	September 30,	December 31,
	2005	2004
Raw materials, work-in-process and supplies	$4,050	$3,968
Finished products	8,646	7,799
Total inventories at FIFO	12,696	11,767
Less: LIFO adjustment	(1,009)	(1,001)
Total inventories	$11,687	$10,766

Item 1. Financial Statements (Continued)

NOTE 6. GOODWILL AND OTHER INTANGIBLES

We perform annual testing in the second quarter on goodwill and certain other intangible assets to determine if any impairment has occurred. The test is conducted on a reporting unit level that is aligned with our current senior management structure. To test for impairment, the carrying value of each reporting unit is compared with its fair value. Fair value is estimated using the present value of free cash flows method. In the second quarter of 2005, fair value was calculated using our best available estimate of future free cash flows. No impairment resulted from this testing. As we further evaluate our future-year cash flow projections in the fourth quarter of 2005, we may re-evaluate our analysis.

During the first quarter of 2005, we impaired $34 million of goodwill and $19 million of net intangibles in The Americas segment related to our held-for-sale subsidiary, Beanstalk. In measuring the impairment, the carrying value of these operations, including goodwill, was compared to a third-party valuation. In the third quarter of 2005, we reclassified $641 million of goodwill and $232 million of net intangibles into Assets of discontinued/held-for-sale operations in the Financial Services sector related to our held-for-sale subsidiary, Hertz. In connection with the acquisition of several dealerships, we acquired $47 million of goodwill in 2005.

Changes in the carrying amount of goodwill are as follows (in millions):

	Automotive Sector		Financial Services Sector
	The Americas	Ford Europe and PAG	Ford Credit
Beginning balance, December 31, 2004	$188	$5,248	$20
Goodwill acquired	47	—	—
Goodwill impairment	(34)	—	—
Exchange translation/other	—	(224)	(2)
Ending balance, September 30, 2005	$201	$5,024	$18

In addition to the goodwill presented in the above table, included within Equity in net assets of affiliated companies was goodwill of $196 million at September 30, 2005. This included an increase of $65 million related to the conversion of our investment in Mazda Motor Corporation ("Mazda") convertible bonds to an investment in Mazda's equity, and a decrease of $32 million related to our investment in Ballard.

The components of identifiable intangible assets are as follows as of September 30, 2005 (in millions):

	Automotive Sector		Financial Services Sector
	Amortizable	Non-amortizable	Amortizable
Gross carrying amount	$517	$442	$4
Less: accumulated amortization	(130)	—	(4)
Net intangible assets	$387	$442	$—

Pre-tax amortization expense related to these intangible assets for the nine months ended September 30, 2005 was $41 million. Intangible asset amortization is forecasted to range from $30 million to $40 million per year for the next five years.

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

AutoAlliance International, Inc. ("AAI") is a 50/50 joint venture with Mazda in North America. AAI is engaged in the manufacture of automobiles on behalf of Ford and Mazda, primarily for sale in the North American market. Beginning with the third quarter of 2005, as a result of changes in the cost-sharing arrangements among Ford, Mazda and AAI, we consolidated AAI.

Item 1. Financial Statements (Continued)

NOTE 7. VARIABLE INTEREST ENTITIES (Continued)

Reflected in our September 30, 2005 balance sheet are $5.2 billion of Automotive VIE assets related to VIEs that are consolidated. Also included in our balance sheet are Financial Services assets related to consolidated- securitization special purpose entities ("SPEs") consisting of Cash and cash equivalents, Finance receivables and Net investment in operating leases totaling $31.2 billion at September 30, 2005.

For further discussion regarding VIEs of which we are the primary beneficiary, see Note 16 of the Notes to the Financial Statements in the 2004 10-K Report.

VIEs of which we are not the primary beneficiary:

Automotive Sector

We have several investments in other joint ventures deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure (approximately $164.7 million at September 30, 2005) to any potential losses, should they occur, associated with these VIEs is limited to equity investments. For further discussions regarding VIEs of which we are not the primary beneficiary, see Note 16 of the Notes to the Financial Statements in the 2004 10-K Report.

Financial Services Sector

Ford Credit has investments in certain joint ventures deemed to be VIEs of which it is not the primary beneficiary. The risks and rewards associated with Ford Credit’s interests in these entities are based primarily on ownership percentages. Ford Credit’s maximum exposure (approximately $186 million at September 30, 2005) to any potential losses, should they occur, associated with these VIEs is limited to its equity investments and, where applicable, receivables due from the VIEs.

Ford Credit also sells, under contractually-committed agreements, finance receivables to bank-sponsored asset-backed commercial paper issuers that are special purpose entities ("SPEs") of the sponsor bank; these SPEs are not consolidated by us. In addition, certain of these SPEs hold notes issued by Ford Credit that are backed by interests in operating leases and the related vehicles, which reduce the commitment of these SPEs to purchase finance receivables. The outstanding balance of finance receivables and notes that have been sold by Ford Credit to these SPEs was approximately $5.3 billion at September 30, 2005.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on our balance sheet, including embedded derivatives.

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

	Income / (Loss) Before Income Taxes
	Third Quarter		Nine Months
	2005	2004	2005	2004
Automotive Sector	$129	$43	$267	$125
Financial Services Sector	30	99	(70)	234
Total	$159	$142	$197	$359

Item 1. Financial Statements (Continued)

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Fair Value of Derivative Instruments: The fair value of derivatives reflects the price that a third party would be willing to pay or receive in arm’s-length transactions and includes mark-to-market adjustments to reflect the effects of changes in the related index. The following table summarizes the estimated fair value of our derivative financial instruments, taking into consideration the effects of legally enforceable netting agreements (in millions):

	September 30, 2005		December 31, 2004
	Fair Value Assets	Fair Value Liabilities	Fair Value Assets	Fair Value Liabilities
Automotive Sector
Total derivative financial instruments	$1,507	$1,171	$3,128	$1,203
Financial Services Sector
Foreign currency swaps, forwards and options	$1,240	$1,051	$4,201	$1,076
Interest rate swaps	2,022	81	3,074	180
Impact of netting agreements	(186)	(186)	(345)	(345)
Total derivative financial instruments	$3,076	$946	$6,930	$911

NOTE 9. AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options and convertible securities, considered to be potentially dilutive. Basic and diluted income/(loss) per share were calculated using the following (in millions):

	Third Quarter			Nine Months
	2005		2004	2005	2004
Basic and Diluted Income/(Loss)
Basic income/(loss) from continuing operations	$(291)		$459	$1,829	$3,570
Effect of dilutive convertible preferred securities	—	(a)	50	160	152
Diluted income/(loss) from continuing operations	$(291)		$509	$1,989	$3,722

Basic and Diluted Shares
Average shares outstanding	1,853		1,829	1,842	1,831
Restricted and uncommitted-ESOP shares	(2)		(4)	(3)	(4)
Basic shares	1,851		1,825	1,839	1,827
Net dilutive options and restricted and uncommitted-ESOP shares	—	(b)	19	10	19
Dilutive convertible preferred securities	—	(a)	282	282	282
Diluted shares	1,851		2,126	2,131	2,128
__________
Not included in calculation of diluted earnings per share due to their antidilutive effect:
(a)	282 million shares and the related income effect for convertible preferred securities.
(b)	8 million potential shares related to options, restricted stock grants, restricted stock equivalents, and performance stock rights.

NOTE 10. COMPREHENSIVE INCOME/(LOSS)

Total comprehensive income/(loss) is summarized as follows (in millions):

	Third Quarter		Nine Months
	2005	2004	2005	2004
Net income/(loss)	$(284)	$266	$1,874	$3,383
Other comprehensive income/(loss)
Foreign currency translation	229	573	(2,811)	154
Net loss on derivative instruments	(49)	(167)	(1,003)	(462)
Net holding gain/(loss)	(39)	(48)	(50)	2
Minimum pension liability	16	57	152	(74)
Total other comprehensive income/(loss)	157	415	(3,712)	(380)
Total comprehensive income/(loss)	$(127)	$681	$(1,838)	$3,003

Item 1. Financial Statements (Continued)

NOTE 11. RETIREMENT BENEFITS

Pension, postretirement health care and life insurance benefit expense is summarized as follows (in millions):

	Third Quarter
	Pension Benefits				Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance
	2005	2004	2005	2004	2005	2004
Service cost	$184	$159	$152	$138	$178	$136
Interest cost	601	614	340	330	551	493
Expected return on assets	(847)	(803)	(400)	(411)	(126)	(85)
Amortization of:
Prior service costs	125	125	30	26	(54)	(55)
(Gains)/losses and other	26	6	89	45	223	152
Separation programs	42	—	40	6	—	—
Costs allocated to Visteon	(28)	(27)	—	—	(80)	(60)
Net expense/(income)	$103	$74	$251	$134	$692	$581

	Nine Months
	Pension Benefits				Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance
	2005	2004	2005	2004	2005	2004
Service cost	$553	$477	$478	$414	$534	$409
Interest cost	1,799	1,834	1,064	998	1,653	1481
Expected return on assets	(2,516)	(2,409)	(1,236)	(1,231)	(374)	(197)
Amortization of:
Prior service costs	377	375	122	82	(162)	(165)
(Gains)/losses and other	63	17	261	137	670	458
Separation programs	149	1	57	36	—	—
Costs allocated to Visteon	(84)	(79)	—	—	(242)	(183)
Net expense/(income)	$341	$216	$746	$436	$2,079	$1,803

Company Contributions

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. From time to time, we make contributions beyond those legally required.

Pension: In the first nine months of 2005, we contributed $2.7 billion to our worldwide pension plans, including benefit payments paid directly by the Company for unfunded plans. We expect to contribute an additional $100 million in 2005, for a total of $2.8 billion. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2005. We also do not expect to be required to pay any variable-rate premiums for our major plans to the Pension Benefit Guaranty Corporation in 2005.

Health Care and Life Insurance: In April 2005, we contributed $200 million to our previously established Voluntary Employee Beneficiary Association trust for U.S. hourly retiree health care and life insurance benefits.

NOTE 12. VISTEON MATTERS

As disclosed in our Form 8-K dated October 1, 2005, we closed a transaction with Visteon Corporation ("Visteon"), our largest supplier, on October 1, 2005, pursuant to definitive agreements signed on September 12, 2005.

As part of the transaction, we acquired Automotive Components Holdings, LLC ("ACH"), which was formed to operate seventeen plants and six other facilities formerly owned by Visteon. The transaction was designed to protect the supply of critical parts and components, to create opportunities for production material cost savings, and to improve our ability to benefit from competitively-priced and high-quality parts, systems and technologies.

ACH is a temporary business managed by Ford, whose mission is to prepare most of the acquired businesses for sale to companies with the capital and expertise to supply Ford with high-quality components and systems at competitive prices. Two of the plants will be transferred to Ford North American operations in 2006. ACH will have no employees of its own in the U.S. About 4,500 Visteon salaried employees, mostly located at facilities that are part of the transfer, will be leased from Visteon. About 80 Ford salaried employees have been assigned to ACH, along with approximately 18,000 Ford hourly UAW employees who work in the transferred plants. We expect to implement about 5,000 buyouts over time for UAW employees at ACH facilities; approximately 1,500 of these buyouts are anticipated to occur during the fourth quarter of 2005. ACH has approximately 2,000 employees of its own in Mexico.

Item 1. Financial Statements (Continued)

NOTE 12. VISTEON MATTERS (Continued)

Along with the plants and other facilities held by ACH, Visteon transferred related inventory, warrants to purchase Visteon stock, and other assets to Ford. In exchange, we forgave long-term receivables from Visteon for employee-related fringe benefits and postretirement benefits ("OPEB") and assumed certain liabilities. We also provided financial assistance for restructuring at Visteon. The total 2005 pre-tax loss from the transaction and buyout costs is expected to range from approximately $575 million to $625 million, of which $180 million and about $500 million were recognized in the third quarter and first nine months of 2005, respectively. This is in addition to the $600 million valuation allowance we recorded against the OPEB-related receivables in 2004. Beginning with the fourth quarter of 2005, ACH will be consolidated with us for financial reporting purposes.

NOTE 13. GUARANTEES

The fair values of guarantees and indemnifications issued since December 31, 2002 are recorded in the financial statements and are de minimis.

At September 30, 2005, the following guarantees were issued and outstanding:

Guarantees related to affiliates and third parties: We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties to support business and economic growth. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $339 million, the majority of which relate to the Automotive sector.

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

Indemnifications: We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts to which we are a party, and have accrued for expected losses that are probable and for which a loss can be estimated. During the third quarter of 2005 there were no significant changes to our indemnifications.

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

	First Nine Months
	2005	2004
Beginning balance	$5,751	$5,443
Payments made during the period	(3,032)	(2,701)
Changes in accrual related to warranties issued during the period	2,936	2,586
Changes in accrual related to pre-existing warranties	629	21
Foreign currency translation and other	(160)	25
Ending balance	$6,124	$5,374

Extended Service Plans: Fees or premiums for the issuance of extended service plans are recognized in income over the contract period in proportion to the costs expected to be incurred in performing services under the contract.

Item 1. Financial Statements (Continued)

NOTE 14. SEGMENT INFORMATION (in millions)

	Automotive Sector					Financial Services Sector (a)
			Ford Asia
		Ford	Pacific &
	The	Europe	Africa/			Ford
	Americas	and PAG	Mazda	Other	Total	Credit	Hertz	Other	Elims	Total	Elims (b)	Total
THIRD QUARTER 2005
Revenues
External customer	$19,338	$13,199	$2,138	$—	$34,675	$4,029	$2,128	$24	$—	$6,181	$—	$40,856
Intersegment	418	340	24	—	782	127	5	21	(19)	134	(916)	—
Income
Income/(loss) before income taxes	(1,392)	(245)	133	(95)	(1,599)	901	350	(29)	—	1,222	—	(377)

THIRD QUARTER 2004
Revenues
External customer	$18,904	$12,012	$1,881	$—	$32,797	$4,312	$1,881	$131	$—	$6,324	$—	$39,121
Intersegment	451	409	45	—	905	115	4	4	(3)	120	(1,025)	—
Income
Income/(loss) before income taxes	(463)	(227)	48	(31)	(673)	1,134	249	8	—	1,391	—	718

FIRST NINE MONTHS 2005
Revenues
External customer	$62,274	$44,305	$6,113	$—	$112,692	$12,077	$5,639	$132	$—	$17,848	$—	$130,540
Intersegment	2,806	1,797	89	—	4,692	439	14	34	(27)	460	(5,152)	—
Income
Income/(loss) before income taxes	(1,884)	(191)	337	41	(1,697)	3,124	536	(65)	—	3,595	—	1,898
Total assets at September 30					113,104	149,166	15,961	917	—	166,044	(1,592)	277,556

FIRST NINE MONTHS 2004
Revenues
External customer	$63,970	$38,891	$5,397	$—	$108,258	$13,167	$4,993	$299	$—	$18,459	$—	$126,717
Intersegment	2,646	1,943	77	—	4,666	365	15	9	(10)	379	(5,045)	—
Income
Income/(loss) before income taxes	1,871	(374)	185	(578)	1,104	3,572	386	4	—	3,962	—	5,066
Total assets at September 30					116,588	164,083	14,804	2,020	—	180,907	(2,246)	295,249
__________
(a) Financial Services sector’s interest income is recorded as Revenues.
(b) Includes intersector transactions occurring in the ordinary course of business.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of September 30, 2005 and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2005 and 2004 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2005 and 2004. In addition, we have reviewed the accompanying interim sector balance sheet and the related sector statements of income and of cash flows, presented for purposes of additional analysis. These interim consolidated and sector financial statements (collectively, the “interim financial statements”) are the responsibility of the Company’s management.

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

We have previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and sector balance sheet as of December 31, 2004, and the related consolidated and sector statements of income and of cash flows, and consolidated statement of stockholders’ equity for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004; and in our report dated March 9, 2005 we expressed unqualified opinions thereon. The consolidated and sector financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated and sector balance sheet information as of December 31, 2004, is fairly stated in all material respects in relation to the consolidated and sector balance sheets from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
November 7, 2005

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIRD QUARTER RESULTS OF OPERATIONS

Our worldwide net loss was $284 million or $0.15 per share of Common and Class B stock in the third quarter of 2005, down from net income of $266 million or $0.15 per share in the third quarter of 2004.

Results by business sector for the third quarter of 2005 and 2004 are shown below (in millions):

	Third Quarter
	Net Income/(Loss)
	2005	2004	2005 Over/ (Under) 2004
Income/(loss) before income taxes
Automotive sector	$(1,599)	$(673)	$(926)
Financial Services sector	1,222	1,391	(169)
Total Company	(377)	718	(1,095)
Provision for/(benefit from) income taxes	(140)	197	(337)
Minority interests in net income/(loss) of subsidiaries *	54	62	(8)
Income/(loss) from continuing operations	(291)	459	(750)
Income/(loss) from discontinued operations	7	(193)	200
Net income/(loss)	$(284)	$266	$(550)
__________
* Primarily related to Ford Europe’s consolidated less-than-100%-owned affiliates.

Included in Income/(loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”). The following table details the third quarter 2005 and 2004 special items by business unit (in millions):

	Third Quarter
	2005	2004
Automotive sector
Ford North America
Visteon-related charges - primarily valuation allowance against employee-related receivables	$(180)	$—
Salaried personnel-reduction programs	(76)	—
Fuel-cell technology charges	(66)	(41)
Ford Europe
Personnel-reduction programs	(49)	—
Premier Automotive Group ("PAG")
PAG Improvement Plan and personnel-reduction programs	(33)	(23)
Other Automotive
Divestiture of non-core business	146	—
Total Automotive sector	(258)	(64)
Financial Services sector
Hertz and Other Financial Services
Effect of Hertz being held for sale - cessation of depreciation on long-lived assets net of sale-related charges	84	—
Total	$(174)	$(64)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR

Details by Automotive business unit of Income/(loss) before income taxes for the third quarter of 2005 and 2004 are shown below (in millions):

	Third Quarter Income/(Loss) Before Income Taxes
	2005	2004	2005 Over/ (Under) 2004
The Americas
Ford North America	$(1,488)	$(522)	$(966)
Ford South America	96	59	37
Total The Americas	(1,392)	(463)	(929)
Ford Europe and PAG
Ford Europe	(104)	(33)	(71)
PAG	(141)	(194)	53
Total Ford Europe and PAG	(245)	(227)	(18)
Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa	21	35	(14)
Mazda and Associated Operations	112	13	99
Total Ford Asia Pacific and Africa/Mazda	133	48	85
Other Automotive	(95)	(31)	(64)
Total Automotive	$(1,599)	$(673)	$(926)

Details by Automotive business unit of sales and vehicle unit sales for the third quarter of 2005 and 2004 are shown below:

	Third Quarter
	Sales (in billions)				Vehicle Unit Sales (a) (in thousands)
	2005	2004	2005 Over/(Under) 2004		2005	2004	2005 Over/(Under) 2004
The Americas
Ford North America	$18.2	$18.1	$0.1	1%	774	780	(6)	(1)%
Ford South America	1.2	0.8	0.4	50	88	76	12	16
Total The Americas	19.4	18.9	0.5	3	862	856	6	1
Ford Europe and PAG
Ford Europe	6.4	5.9	0.5	8	371	372	(1)	—
PAG	6.8	6.1	0.7	11	169	169	—	—
Total Ford Europe and PAG	13.2	12.0	1.2	10	540	541	(1)	—
Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa	1.9	1.9	—	—	115	111	4	4
Mazda and Associated Operations (b)	0.2	—	0.2	—	14	—	14	—
Total Ford Asia Pacific and Africa/Mazda	2.1	1.9	0.2	11	129	111	18	16
Total Automotive	$34.7	$32.8	$1.9	6%	1,531	1,508	23	2%
__________
(a)
Included in vehicle unit sales of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 20,000 and 16,000 units in 2005 and 2004, respectively. “Sales” above does not include revenue from these units.

(b)
Reflects sales of Mazda6 by our consolidated subsidiary - AutoAlliance International, Inc. ("AAI") - beginning with the consolidation of AAI in the third quarter of 2005 (See Note 7 of the Notes to the Financial Statements).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the third quarter of 2005 and 2004, along with the level of dealer stocks as of September 30, 2005 and 2004, are shown below:

	Third Quarter				Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2005	2004	2005 Over/(Under) 2004		September 30, 2005	September 30, 2004	2005 Over/(Under) 2004

U.S. (b)	17.5%	17.3%	0.2	pts.	639	785	(146)
Brazil (b)	12.3	11.4	0.9		24	21	3
Europe (b) (c)	8.6	8.8	(0.2)		287	310	(23)
PAG - U.S./Europe (c)	1.2/2.2	1.2/2.2	— / —		42/60	39/53	3/7
Australia (b)	12.7	15.1	(2.4)		21	22	(1)
__________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily U.S.), Lincoln and Mercury brands.
(c)	European market share is based, in part, on estimated 2005 vehicle registrations for our 19 major European markets.

Overall Automotive Sector

The increase in Loss before income taxes included the impact of the Automotive sector special items detailed above. In addition, the increase primarily reflected unfavorable cost performance (about $300 million), unfavorable currency exchange primarily due to the expiration of favorable hedges (about $300 million), unfavorable changes in volume and mix (about $200 million), and lower results from Other Automotive (about $100 million), offset partially by favorable net pricing (about $200 million). See "First Nine Months Results of Operations - Automotive Sector" for a discussion of cost performance.

The Americas Segment

Ford North America. The decline in results primarily reflected a charge for a valuation allowance against employee-related receivables from Visteon, unfavorable net pricing, higher warranty costs, unfavorable changes in product mix, higher material costs, and lower vehicle unit sales volume.

The higher warranty costs included changes in accruals related to pre-existing warranties, offset partially by the favorable impact of a $240 million settlement reached with Bridgestone Firestone North American Tire, LLC regarding Firestone's August 2000 voluntary safety recall and our May 2001 tire replacement program.

The lower vehicle unit sales volume reflected lower dealer stock levels, offset partially by higher industry sales volume and market share.

Ford South America. The improvement in earnings primarily reflected higher vehicle unit sales volume and favorable net pricing in excess of higher commodity costs.

Ford Europe and PAG Segment

Ford Europe. The decline in results primarily reflected higher material and pension costs and charges for personnel-reduction programs, offset partially by ongoing cost improvements, favorable net pricing, and higher profits at Ford Otosan, our consolidated joint venture in Turkey.

PAG. The improvement in results primarily reflected improved product mix and favorable net pricing due to the impact of new products, offset partially by unfavorable currency exchange due to the expiration of favorable hedges, and charges related to our PAG Improvement Plan.

Ford Asia Pacific and Africa/Mazda Segment

Ford Asia Pacific and Africa. The decline in earnings primarily reflected unfavorable product mix, offset partially by improved net pricing.

Mazda and Associated Operations. The improvement in earnings primarily reflected gains on our investment in Mazda convertible bonds and higher operating results at Mazda. In the third quarter of 2005, we converted to equity about 65% of our Mazda convertible bonds and, therefore, expect diminished income effects in future periods of mark-to-market adjustments for these bonds.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Automotive

The decline primarily reflected the non-recurrence of tax-related interest income on refund claims, offset partially by a gain from the sale of our remaining interest in Kwik-Fit Group Limited.

FINANCIAL SERVICES SECTOR

Our Financial Services sector includes two primary segments, Ford Credit and The Hertz Corporation ("Hertz"). Details of Financial Services sector Income/(loss) before income taxes for the third quarter of 2005 and 2004 are shown below (in millions):

	Third Quarter Income/(Loss) Before Income Taxes
	2005	2004	2005 Over/(Under) 2004

Ford Credit	$901	$1,134	$(233)
Hertz	350	249	101
Other Financial Services	(29)	8	(37)
Total Financial Services sector	$1,222	$1,391	$(169)

Ford Credit

The decrease in earnings primarily resulted from higher borrowing costs and the impact of lower receivable levels, offset partially by improved credit loss performance and a favorable cumulative accounting adjustment related to the amortization of certain loan origination costs involving securitized assets ($85 million).

The following table shows worldwide credit losses net of recoveries, which are referred to as charge-offs, and loss-to-receivables ratios, which equal annualized charge-offs divided by the average amount of receivables outstanding for the period, for the third quarter of 2005 and 2004:

	Third Quarter
	2005	2004	2005 Over/(Under) 2004
Charge-offs (in millions)
On-Balance Sheet	$175	$335	$(160)
Managed	211	395	(184)

Loss-to-Receivables Ratios
On-Balance Sheet	0.58%	1.04%	(0.46)	pts.
Managed	0.55%	0.94%	(0.39)	pts.

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

Ford Credit's net finance receivables and net investment in operating leases for on-balance sheet, securitized off-balance sheet, managed and serviced portfolios are shown below (in billions):

	September 30, 2005	December 31, 2004	2005 Over/(Under) 2004

On-Balance Sheet (including on-balance sheet securitizations)	$114.4	$132.7	$(18.3)
Securitized Off-Balance Sheet	35.0	35.6	(0.6)
Managed	$149.4	$168.3	$(18.9)

Serviced	$152.8	$172.3	$(19.5)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The decrease in on-balance sheet, managed and serviced receivables from year end primarily reflected lower retail contract placement volumes and wholesale inventory levels.

Shown below is Ford Credit's allowance for credit losses related to finance receivables and operating leases for the periods specified:
	September 30, 2005	December 31, 2004	2005 Over/(Under) 2004

Allowance for credit losses (in billions)	$1.8	$2.4	$(0.6)
Allowance as a percentage of end-of-period receivables	1.52%	1.80%	(0.28)	pts.

The decrease in the allowance for credit losses of approximately $600 million from year end primarily reflected improved charge-off performance and the impact of lower receivable levels.

Hertz

The improvement in earnings primarily reflected the effect of Hertz being held for sale (i.e., the cessation of depreciation on long-lived assets).

Other Financial Services

The decline in results primarily reflected the write-off of aircraft leases related to the bankruptcy of Delta Air Lines.

FIRST NINE MONTHS RESULTS OF OPERATIONS

Our worldwide net income was $1.9 billion or $0.95 per share of Common and Class B stock in the first nine months of 2005, down from a profit of $3.4 billion or $1.66 per share in the first nine months of 2004.

Results by business sector for the first nine months of 2005 and 2004 are shown below (in millions):

	First Nine Months
	Net Income/(Loss)
	2005	2004	2005 Over/ (Under) 2004
Income/(loss) before income taxes
Automotive sector	$(1,697)	$1,104	$(2,801)
Financial Services sector	3,595	3,962	(367)
Total Company	1,898	5,066	(3,168)
Provision for/(benefit from) income taxes (a)	(127)	1,277	(1,404)
Minority interests in net income/(loss) of subsidiaries (b)	196	219	(23)
Income/(loss) from continuing operations	1,829	3,570	(1,741)
Income/(loss) from discontinued operations	45	(187)	232
Net income/(loss)	$1,874	$3,383	$(1,509)
__________
(a) See Note 2 of the Notes to the Financial Statements for disclosure regarding first nine months 2005 effective tax rate.
(b) Primarily related to Ford Europe’s consolidated less-than-100%-owned affiliates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Included in Income/(loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”). The following table details the first nine months 2005 and 2004 special items by business unit (in millions):

	First Nine Months
	2005	2004
Automotive sector
Ford North America
Visteon-related charges - primarily valuation allowance against employee-related receivables	$(507)	$—
Salaried personnel-reduction programs	(139)	—
Fuel-cell technology charges	(116)	(161)
Tax adjustments (result of law changes related to non-income taxes)	85	—
Divestiture of non-core businesses	(59)	—
Ford Europe
Personnel-reduction programs and Ford Europe Improvement Plan	(49)	(49)
Premier Automotive Group ("PAG")
PAG Improvement Plan and personnel-reduction programs	(66)	(23)
Ford Asia Pacific and Africa
Divestiture of non-core businesses	14	—
Other Automotive
Divestiture of non-core businesses	146	17
Total Automotive sector	(691)	(216)
Financial Services sector
Hertz and Other Financial Services
Effect of Hertz being held for sale - cessation of depreciation on long-lived assets net of sale-related charges	84	—
Total	$(607)	$(216)

AUTOMOTIVE SECTOR

Details by Automotive business unit of Income/(loss) before income taxes for the first nine months of 2005 and 2004 are shown below (in millions):

	First Nine Months Income/(Loss) Before Income Taxes
	2005	2004	2005 Over/ (Under) 2004
The Americas
Ford North America	$(2,145)	$1,775	$(3,920)
Ford South America	261	96	165
Total The Americas	(1,884)	1,871	(3,755)
Ford Europe and PAG
Ford Europe	21	134	(113)
PAG	(212)	(508)	296
Total Ford Europe and PAG	(191)	(374)	183
Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa	114	58	56
Mazda and Associated Operations	223	127	96
Total Ford Asia Pacific and Africa/Mazda	337	185	152
Other Automotive	41	(578)	619
Total Automotive	$(1,697)	$1,104	$(2,801)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details by Automotive business unit of sales and vehicle unit sales for the first nine months of 2005 and 2004 are shown below:

	First Nine Months
	Sales (in billions)				Vehicle Unit Sales (a) (in thousands)
	2005	2004	2005 Over/(Under) 2004		2005	2004	2005 Over/(Under) 2004
The Americas
Ford North America	$59.2	$61.9	$(2.7)	(4)%	2,534	2,710	(176)	(6)%
Ford South America	3.1	2.1	1.0	48	246	209	37	18
Total The Americas	62.3	64.0	(1.7)	(3)	2,780	2,919	(139)	(5)
Ford Europe and PAG
Ford Europe	22.0	19.1	2.9	15	1,270	1,253	17	1
PAG	22.3	19.8	2.5	13	559	559	—	—
Total Ford Europe and PAG	44.3	38.9	5.4	14	1,829	1,812	17	1
Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa	5.9	5.4	0.5	9	342	315	27	9
Mazda and Associated Operations (b)	0.2	—	0.2	—	14	—	14	—
Total Ford Asia Pacific and Africa/Mazda	6.1	5.4	0.7	13	356	315	41	13
Total Automotive	$112.7	$108.3	$4.4	4%	4,965	5,046	(81)	(2)%
__________
(a)  Included in vehicle unit sales of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling 54,000 and 51,000 units in 2005 and 2004 respectively. “Sales” above does not include revenue from these units.
(b) Reflects sales of Mazda6 by our consolidated subsidiary - AutoAlliance International, Inc. ("AAI") - beginning with the consolidation of AAI in the third quarter of 2005.

Details of Automotive sector market share for selected markets for the first nine months of 2005 and 2004, along with the level of dealer stocks as of September 30, 2005 and September 30, 2004, are shown below:

	First Nine Months				Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2005	2004	2005 Over/(Under) 2004		September 30, 2005	September 30, 2004	2005 Over/(Under) 2004

U.S. (b)	17.4%	18.0%	(0.6)	pts.	639	785	(146)
Brazil (b)	12.5	11.3	1.2		24	21	3
Europe (b) (c)	8.7	8.9	(0.2)		287	310	(23)
PAG - U.S./Europe (c)	1.1/2.3	1.3/2.3	(0.2)/0.0		42/60	39/53	3/7
Australia (b)	13.1	14.1	(1.0)		21	22	(1)
__________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily U.S.), Lincoln and Mercury brands.
(c)	European market share is based, in part, on estimated 2005 vehicle registrations for our 19 major European markets.

Overall Automotive Sector

The decline in results included the impact of the Automotive special items detailed above. In addition, the decline primarily reflected unfavorable cost performance, lower vehicle unit sales volume, and unfavorable currency exchange, offset partially by favorable net pricing and higher net interest income. The lower vehicle unit sales volume reflected lower dealer stock levels and market share, offset partially by higher industry sales volumes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The table below details our first nine months 2005 cost performance (in billions):

	Explanation of Cost Performance	First Nine Months 2005 Costs* Better/(Worse) Than 2004

Net product costs	New product programs and higher commodity prices	$(1.2)
Pension and healthcare	Effect of lower discount rates	(0.6)
Quality-related	Warranty performance on prior model-year vehicles, offset
	partially by cost recoveries from suppliers (including Bridgestone
	Firestone)	(0.5)
Depreciation and amortization	Related to investments for new vehicles	(0.1)
Manufacturing and engineering	Ongoing improvements in our plants and processes.	0.7
	Total	$(1.7)
__________
* At constant volume, mix, and exchange and excluding special items and discontinued operations.

For additional discussion of cost performance, see "Outlook" below.

The Americas Segment

Ford North America. The decline in results primarily reflected lower vehicle unit sales volume, higher material costs, higher warranty costs, a charge for a valuation allowance against employee-related receivables from Visteon, unfavorable currency exchange, and higher pension and OPEB costs.

Ford South America. The increase in earnings primarily reflected higher vehicle unit sales volume and favorable net pricing in excess of higher commodity costs.

Ford Europe and PAG Segment

Ford Europe. The decline in earnings primarily reflected unfavorable cost performance and net pricing.

PAG. The improvement in results primarily reflected higher net pricing, improved product mix, and favorable cost performance, offset partially by unfavorable currency exchange.

Ford Asia Pacific and Africa/Mazda Segment

Ford Asia Pacific and Africa. The decline in earnings primarily reflected unfavorable product mix, lower market share, and unfavorable cost performance, offset partially by higher industry volume and favorable changes in currency exchange rates.

Mazda and Associated Operations. The improvement in earnings primarily reflected gains on our investment in Mazda convertible bonds.

Other Automotive

The improvement primarily reflected tax-related interest on refund claims (about $200 million), higher favorable effects on interest expense from settlements of prior-year federal and state tax matters (about $200 million in 2005 compared with $100 million in 2004), higher net gain from the sale of non-core businesses (about $100 million), and higher returns on invested cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

Details of Financial Services sector Income/(loss) before income taxes for the first nine months of 2005 and 2004 are shown below (in millions):

	First Nine Months Income/(Loss) Before Income Taxes
	2005	2004	2005 Over/(Under) 2004

Ford Credit	$3,124	$3,572	$(448)
Hertz	536	386	150
Other Financial Services	(65)	4	(69)
Total Financial Services sector	$3,595	$3,962	$(367)

Ford Credit

The decrease in earnings primarily resulted from higher borrowing costs, the impact of lower receivable levels and the unfavorable market valuation of derivative instruments and associated exposures, offset partially by improved credit loss performance.

Details of charge-offs and loss-to-receivables for the first nine months of 2005 and 2004 are shown below:

	First Nine Months
	2005	2004	2005 Over/(Under) 2004
Charge-offs (in millions)
On-Balance Sheet	$493	$941	$(448)
Managed	609	1,192	(583)

Loss-to-Receivables Ratios
On-Balance Sheet	0.53%	0.97%	(0.44)	pts.
Managed	0.50%	0.92%	(0.42)	pts.

The decrease in charge-offs and loss-to-receivables for the on-balance sheet and managed portfolios primarily reflected fewer repossessions and a lower average loss per repossession. Lower levels of receivables also contributed to reduced charge-offs.

Hertz

The improvement in earnings primarily reflected the effect of Hertz being held for sale (i.e., the cessation of depreciation on long-lived assets) and higher car and equipment rental volumes.

Other Financial Services

The decline in results primarily reflected the write-off of aircraft leases related to the bankruptcy of Delta Air Lines and lower property sales.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

For the Automotive sector, liquidity and capital resources include gross cash balances, cash generated by operations, funds raised in capital markets and committed credit lines.

Gross Cash. Automotive gross cash includes cash and cash equivalents, marketable and loaned securities and assets contained in a short-term Voluntary Employee Beneficiary Association trust (“VEBA”) as detailed below (in billions):

	September 30, 2005	January 1, 2005	September 30, 2004	January 1, 2004

Cash and cash equivalents	$9.1	$10.1	$7.9	$6.9
Marketable securities	7.9	8.3	9.1	9.3
Loaned securities	0.6	1.1	2.4	5.7
Total cash, marketable securities and loaned securities	17.6	19.5	19.4	21.9
Short-term VEBA assets	2.0	4.1	4.0	4.0
Gross cash	$19.6	$23.6	$23.4	$25.9

In managing our business, we classify changes in Automotive gross cash into two categories: operating-related and other (which includes pension and long-term VEBA contributions, tax refunds, capital transactions with the Financial Services sector, acquisitions and divestitures and other - primarily financing related). Our key metric is operating-related cash flow, which best represents the ability of our Automotive operations to generate cash. We believe the cash flow analysis reflected in the table below, which differs from a cash flow statement presented in accordance with generally accepted accounting principles in the United States ("GAAP"), is useful to investors because it includes cash flow elements that we consider to be related to our operating activities (e.g., capital spending) that are not included in Net cash flows from operating activities, the most directly comparable GAAP financial measure.

Changes in Automotive gross cash for the third quarter and first nine months of 2005 and 2004 are summarized below (in billions):

	Third Quarter			First Nine Months
	2005		2004	2005	2004

Gross cash at end of period	$19.6		$23.4	$19.6	$23.4
Gross cash at beginning of period	21.8		26.8	23.6	25.9
Total change in gross cash	$(2.2)		$(3.4)	$(4.0)	$(2.5)

Operating-related cash flows
Automotive income/(loss) before income taxes	$(1.6)		$(0.7)	$(1.7)	$1.1
Capital expenditures	(1.8)		(2.0)	(5.1)	(4.6)
Depreciation and special tools amortization	1.6		1.6	5.1	4.8
Changes in receivables, inventory and trade payables	0.3		0.1	0.1	(0.7)
Other (a)	(1.4)		(1.9)	(0.7)	(1.1)
Total operating-related cash flows	(2.9)		(2.9)	(2.3)	(0.5)

Other changes in cash
Contributions to funded pension plans/long-term VEBA	—		(1.5)	(2.6)	(3.0)
Tax refunds	—		—	0.3	—
Capital transactions with Financial Services sector (b)	1.0		1.5	2.2	3.4
Acquisitions and divestitures	0.2	(c)	—	(0.4)	0.3
Dividends paid to shareholders	(0.2)		(0.2)	(0.6)	(0.5)
Changes in total Automotive sector debt	(0.1)		(0.3)	(0.4)	(2.0)
Other	(0.2)	(d)	—	(0.2)	(0.2)
Total change in gross cash	$(2.2)		$(3.4)	$(4.0)	$(2.5)
__________
(a)	Primarily expense and payment timing differences for items such as marketing, warranty, pension and OPEB.
(b)	Primarily dividends received from Ford Credit, excluding proceeds from Financial Services sector divestitures paid to the Automotive sector.
(c)	Primarily proceeds from the sale of our remaining interest in Kwik-Fit Group Limited.
(d)
Primarily the payment for purchase of shares of Automotive Components Holdings, LLC from Visteon (an outflow of about $300 million) and the net issuance of Ford Common stock under employee savings plans (an inflow of about $100 million).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown in the table below is a reconciliation between financial statement Cash flows from operating activities and operating-related cash flows (calculated as shown in the table above), for the third quarter and first nine months of 2005 and 2004 (in billions):

	Third Quarter		First Nine Months
	2005	2004	2005		2004

Net cash flows from operating activities	$(0.3)	$2.2	$4.5		$5.0
Items included in operating-related cash flows
Capital expenditures	(1.8)	(2.0)	(5.1)		(4.6)
Net transactions between auto and financial services sector	0.2	(0.4)	(0.2)	(a)	0.1	(a)
Net sales/(purchases) of trading securities	(0.3)	(4.4)	(1.3)		(3.7)
Other (b)	(0.7)	0.2	(2.5)		(0.3)
Items not included in operating-related cash flows
Pension and long-term VEBA contributions	—	1.5	2.6		3.0
Tax refunds	—	—	(0.3)		—
Operating-related cash flows	$(2.9)	$(2.9)	$(2.3)		$(0.5)
__________
(a)	Primarily payables and receivables between the sectors in the normal course of business, as shown in our Condensed Sector Statement of Cash Flows for the Automotive sector.
(b)	Primarily the exclusion of cash flow from short-term VEBA contribution/(drawdown).

Debt. At September 30, 2005, our Automotive sector had total debt of $18.2 billion, compared with $18.4 billion at December 31, 2004. Total senior debt at September 30, 2005 was $13.1 billion, compared with $13.3 billion at December 31, 2004. The decrease in senior debt primarily reflected repurchases of debt securities in the open market. Ford Motor Company Capital Trust II had outstanding $5.0 billion of trust preferred securities at September 30, 2005.

Seasonal Working Capital Funding. In July 2005, we raised $2.0 billion of seasonal working capital funding to reduce the cash volatility that results from our summer plant shutdown period. The funding was in the form of 60-day bank loans, which were repaid in early September.

Credit Facilities. At September 30, 2005, the Automotive sector had $7.1 billion of contractually committed credit agreements with various banks, of which $6.9 billion were available for use. Of the total facilities, 73% are committed through June 30, 2010. Of the $7.1 billion, $6.5 billion constitute global credit facilities and may be used, at Ford's option, by any of its direct or indirect majority-owned subsidiaries on a guaranteed basis. Ford also has the ability to transfer, on a non-guaranteed basis, $2.2 billion of such global credit facilities to Ford Credit and about $500 million to FCE Bank plc ("FCE"), Ford Credit's European operation. All of the global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that would limit our ability to borrow.

Financial Services Sector

Ford Credit

Debt and Cash. Ford Credit’s total debt was $121.6 billion at September 30, 2005, down $22.7 billion compared with year-end 2004, primarily reflecting repayment of maturing debt and lower funding requirements due to lower asset levels. At September 30, 2005, Ford Credit’s outstanding unsecured commercial paper was $1.9 billion, down $7.0 billion from year-end 2004, reflecting decreased investor demand. For additional discussion, see "Credit Ratings" below.

At September 30, 2005, Ford Credit had cash and cash equivalents of $19.0 billion. In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit’s short-term funding needs and give Ford Credit flexibility in the use of its other funding programs.

Funding. During the third quarter of 2005, Ford Credit issued $4.1 billion of public and private long-term debt with maturities of one to ten years, including $1.5 billion of unsecured institutional funding, approximately $100 million of unsecured retail bonds and $2.5 billion of asset-backed funding. In addition, Ford Credit realized proceeds of $2.6 billion from public and private sales of receivables in off-balance sheet securitizations. Ford Credit's present full-year 2005 funding plans are in the range of $20 billion to $24 billion for public funding and $18 billion to $23 billion for private transactions. At September 30, 2005, Ford Credit has completed approximately $20 billion of public funding and approximately $14 billion through private transactions.

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

The following table illustrates the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	September 30,	December 31,
	2005	2004

Total debt	$121.6	$144.3
Total stockholder’s equity	10.6	11.5
Debt-to-equity ratio (to 1)	11.5	12.6

The following table illustrates the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	September 30,	December 31,
	2005	2004

Total debt	$121.6	$144.3
Securitized off-balance sheet receivables outstanding	35.0	37.7	(a)
Retained interest in securitized off-balance sheet receivables	(4.4)	(9.5)	(b)
Adjustments for cash and cash equivalents	(19.0)	(12.7)
Adjustments for SFAS No. 133	(2.0)	(3.2)
Total adjusted debt	$131.2	$156.6

Total stockholder’s equity (including minority interest)	$10.6	$11.5
Adjustments for SFAS No. 133	(0.1)	(0.1)
Total adjusted equity	$10.5	$11.4

Managed debt-to-equity ratio (to 1)	12.5	13.7
__________
(a)	Includes securitized funding from discontinued operations.
(b)	Includes retained interest in securitized receivables from discontinued operations.

Ford Credit’s present strategy is to maintain managed leverage in the 12 - 13 to 1 range. Based on profitability and managed receivable levels, Ford Credit paid cash dividends of $2.6 billion in the first nine months of 2005.

Credit Facilities. For additional funding and to maintain liquidity, Ford Credit and its majority-owned subsidiaries, including FCE, have contractually-committed credit facilities with financial institutions that totaled approximately $6.1 billion at September 30, 2005. This includes $3.7 billion of Ford Credit facilities ($3.1 billion global and approximately $600 million non-global) and $2.4 billion of FCE facilities ($2.3 billion global and approximately $100 million non-global). Approximately $800 million of the total facilities were in use at September 30, 2005. The facilities have various maturity dates. Of the $6.1 billion, about 32% of these facilities are committed through June 30, 2010. Ford Credit's global credit facilities may be used at its option by any of its direct or indirect majority-owned subsidiaries. FCE's global credit facilities may be used at its option by any of its direct or indirect majority-owned subsidiaries. Ford Credit or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that could limit Ford Credit's ability to borrow.

Additionally, at September 30, 2005, banks provided $18.8 billion of contractually-committed liquidity facilities exclusively to support Ford Credit's two asset-backed commercial paper programs; $18.3 billion supported Ford Credit's on-balance sheet securitization program ("FCAR") and $500 million supported the Motown NotesSM portion of its off-balance sheet wholesale securitization program ("Motown Notes"). The FCAR and Motown Notes programs must be supported by liquidity facilities equal to at least 100% and 5%, respectively, of their face amount. At September 30, 2005, about $18.0 billion of FCAR's bank credit facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. The remaining $300 million of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt. Utilization of these facilities is subject to conditions specific to each program and Ford Credit having a sufficient amount of securitizable assets. At September 30, 2005, the outstanding balances were approximately $14.1 billion for the FCAR program and $8.5 billion for the Motown Notes program.

In addition, Ford Credit has entered into agreements with a number of bank-sponsored commercial paper issuers ("conduits") under which such conduits are contractually committed to purchase from Ford Credit, at Ford Credit's option, up to an aggregate of approximately $16.1 billion of receivables as of September 30, 2005. The agreements have varying maturity dates between June 22, 2006 and October 26, 2006. Ford Credit's ability to access these conduits is subject to

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit having a sufficient amount of securitizable assets. As of September 30, 2005, approximately $4.9 billion of these conduit commitments were in use.

Hertz

Debt and Cash. At September 30, 2005, Hertz had total debt of $10.6 billion, up $2.2 billion from December 31, 2004, which includes the payment on June 10, 2005 of a dividend of $1.2 billion on Hertz' outstanding common stock paid to Ford in the form of an intercompany note. At September 30, 2005, commercial paper outstanding was $1.5 billion ($850 million asset-backed securitization, and the remainder unsecured), down $0.4 billion from December 31, 2004. At September 30, 2005, Hertz had cash and cash equivalents of about $800 million, up from about $700 million at December 31, 2004.

On May 31, 2005, Hertz began borrowing from external financial institutions under an interim credit facility of $3.0 billion maturing on November 23, 2005. As of September 30, 2005, Hertz had outstanding borrowings of approximately $1.2 billion and C$550 million under this facility. On October 11, 2005, Hertz entered into a commitment letter with external financial institutions to provide Hertz with a $2.6 billion credit facility which will replace and refinance in full the indebtedness under the interim credit facility.

Hertz has an asset-backed securitization (“ABS”) program for its domestic car rental fleet to reduce its borrowing costs and enhance its financing flexibility. As of September 30, 2005, $1.5 billion was outstanding under the ABS program, consisting of $850 million of commercial paper and $600 million of medium-term notes.

Total Company

Stockholders’ Equity. Our stockholders’ equity was $14.0 billion at September 30, 2005, down $2.0 billion compared with December 31, 2004. The decline primarily reflected other comprehensive loss of $3.7 billion and dividends of $552 million, offset partially by net income of $1.9 billion and the net issuance of Ford common stock under employee savings plans of $332 million.

Credit Ratings

Ford. In July 2005, Fitch lowered Ford's long-term rating to BBB- from BBB, affirmed the short-term rating at F2 and maintained the outlook at Negative. In August 2005, Moody's lowered Ford's long-term rating from Baa3 to Ba1 and maintained the outlook at Negative. In October 2005, DBRS lowered Ford's long-term rating to BB (high) from BBB (low), lowered the short-term rating to R-3 (high) from R-2 (low) and maintained the trend at Negative. Also in October 2005, S&P placed Ford's long- and short-term ratings on CreditWatch with negative implications.

Ford Credit. In July 2005, Fitch lowered Ford Credit's long-term rating to BBB- from BBB, affirmed the short-term rating at F2 and maintained the outlook at Negative. In August 2005, Moody's lowered Ford Credit's long-term rating from Baa2 to Baa3, lowered the short-term rating from P2 to P3 and maintained the outlook at Negative. In October 2005, DBRS lowered Ford Credit's long-term rating to BBB (low) from BBB, lowered the short-term rating to R-2 (low) from R-2 (middle) and maintained the trend at Negative. Also in October 2005, S&P placed Ford Credit's long- and short-term ratings on CreditWatch with negative implications.

Hertz. In September 2005, Moody's placed Hertz' ratings under review for possible downgrade. In September 2005, Fitch placed Hertz' ratings on Rating Watch Negative status. In September 2005, S&P placed Hertz' ratings on CreditWatch with negative implications. Also in September 2005, DBRS placed Hertz' ratings under review with negative implications.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart summarizes our present credit ratings and the outlook assigned by four of the nationally recognized statistical rating organizations:

	DBRS			Fitch			Moody's			S&P
	Long- Term	Short-Term	Trend	Long-Term	Short-Term	Outlook	Long-Term	Short-Term	Outlook	Long-Term	Short-Term	Outlook
Ford	BB (high)	R-3 (high)	Negative	BBB-	F2	Negative	Ba1	NA	Negative	BB+*	B-1*	Watch Negative
Ford Credit	BBB (low)	R-2 (low)	Negative	BBB-	F2	Negative	Baa3	P-3	Negative	BB+*	B-1*	Watch Negative
Hertz	BBB **	R-2 (middle) **	--	BBB-	F2	Watch Negative	Baa3 ***	P-3***	Under Review	BBB-*	A-3*	Watch Negative
__________
* Rating on CreditWatch with negative implications.
** Rating under review with negative implications.
*** Rating under review for possible downgrade.

As a result of credit rating downgrades, our unsecured borrowing costs have increased. In addition, Ford Credit's access to the unsecured debt markets has become more restricted and its outstanding unsecured term debt balances and unsecured commercial paper balances have declined. In response, Ford Credit has increased its use of securitization and other asset-related sources of liquidity. Over time, Ford Credit may also need to reduce further the amount of receivables it purchases. A significant reduction in the amount of purchased receivables would significantly reduce Ford Credit's ongoing profits, and could adversely affect its ability to support the sale of Ford vehicles.

OFF-BALANCE SHEET ARRANGEMENTS

Special Purpose Entities. At September 30, 2005, the total outstanding principal amount of receivables sold by Ford Credit and held by off-balance sheet securitization entities was $35.0 billion, down about $600 million from December 31, 2004. Ford Credit's retained interests in such sold receivables at September 30, 2005 were $4.4 billion, down $4.8 billion from December 31, 2004.

OUTLOOK

Shown below are our 2005 planning assumptions and operation metrics established and announced in January 2005 and our present full-year outlook for them:

Industry Volume (SAAR incl. heavy trucks)	Planning Assumptions	Full-Year Outlook
U.S. (million units)	17.2	17.4
Europe (million units)	17.3	17.5

Operation Metrics	2005 Milestones
Quality	Improve in all regions	Flat
Market share	Improve in all regions	Down
Automotive cost performance *	Hold costs flat	Worse
Capital spending	$7 billion or lower	On Track
__________
* At constant volume, mix and exchange; excluding special items and discontinued operations.

Our current projection of fourth quarter 2005 production, which will be re-evaluated later in November, is as follows:

	Fourth Quarter
Business Unit	Vehicle Unit Production	2005 Over/(Under) 2004
Ford North America	810,000	(19,000)
Ford Europe	445,000	11,000
PAG	180,000	—

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We continue to face increasingly challenging conditions in the automotive industry. We expect to continue to experience commodity cost pressures (on material costs and the effect of high gasoline prices on vehicle segmentation), unfavorable currency exchange, and the adverse effects of high health care costs and low discount rates compared with a year ago. We also continue to experience the effects of industry overcapacity (e.g., continued high marketing incentives), as well as the effects of increased pressure on the industry's supply base as suppliers cope with higher commodity costs, lower production and other challenges. It has become increasingly challenging for some of our suppliers to achieve and pass on to us the level of productivity improvements that we previously anticipated, and we continue to take actions as necessary, including providing financial assistance to certain suppliers, to ensure an uninterrupted supply of materials and components.

We are in the process of implementing our recently-announced supplier sourcing initiative, designed to improve quality and warranty performance and drive technology innovations while lowering costs. This strategy is expected to reduce by as much as half the number of suppliers providing components to Ford.

In September 2005, we entered into a new collective bargaining agreement with the Canadian Autoworkers Union, which expires on September 16, 2008 and provides for closure of the Windsor Casting Plant in late 2007. The contract also provides for wage and pension increases, while establishing a number of caps on various healthcare programs.

Moving forward, we plan to respond to the tougher environment with additional actions aimed at improving our cost structure, optimizing our global manufacturing footprint, strengthening our balance sheet and making essential investments to drive innovation in our products and operations. We are in discussions with the UAW to explore ways to reduce our ongoing health care costs, and we are planning further actions for our Automotive sector, which likely will include more personnel reductions, significant plant closures and other cost-reduction measures. In addition, we are making investments in growing vehicle segments (e.g., crossovers), growing markets (e.g., Asia Pacific) and new technologies (e.g., hybrid powertrains).

As disclosed in our Current Report on Form 8-K dated September 12, 2005, we entered into a definitive agreement with an investor group of private equity firms under which Ford will sell all of the shares of common stock of Hertz in a transaction valued at approximately $15 billion, including debt. The acquiring investor group is composed of Clayton Dubilier & Rice, The Carlyle Group, and Merrill Lynch Global Private Equity. Under the terms of the transaction, which is anticipated to close by year-end 2005, Ford will receive cash proceeds of $5.6 billion for the equity of Hertz. Pre-tax gain on the sale of Hertz is expected to be in the range of $1.1 billion to $1.3 billion. Closing of the transaction is subject to customary conditions, as set forth in the definitive agreement filed as Exhibit 2 hereto.

As disclosed in our Current Report on Form 8-K dated October 1, 2005, Ford began operation of Automotive Components Holdings, LLC, a Ford-managed business entity consisting of 23 facilities reacquired from Visteon Corporation on October 1, 2005. Ford currently is developing business plans designed to quickly prepare most of the operations for sale to companies with the capital and expertise necessary to provide Ford with components and technologies at competitive prices and high quality. See Note 12 of the Notes to the Financial Statements for additional information regarding the anticipated full-year financial impact of the transaction with Visteon.

On November 4, 2005, we signed a definitive agreement with Fiat Auto SpA and Fiat Auto Poland SA to cooperate on a new small car platform in Europe. We anticipate that this relationship will reduce development costs while providing highly competitive products for the growing small car market. The first Ford-badged vehicle resulting from this alliance would likely enter the European market in 2008, and currently is planned to be a replacement for the Ford Ka in Europe.

We expect Ford Credit's earnings in 2005 to be lower than in 2004, primarily resulting from the impact of higher interest rates and lower receivable levels, offset partially by improved credit loss performance. We expect Ford Credit's managed receivables at year-end 2005 to be about $145 billion to $150 billion.

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	greater price competition resulting from industry overcapacity, currency fluctuations or other factors;
•	a significant decline in industry sales, particularly in the U.S. or Europe, resulting from slowing economic growth, geo-political events or other factors;

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	lower-than-anticipated market acceptance of new or existing products;
•	economic distress of suppliers that may require us to provide financial support or take other measures to ensure supplies of materials;
•	work stoppages at Ford or supplier facilities or other interruptions of supplies;
•	the discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
•	increased safety, emissions, fuel economy or other regulation resulting in higher costs and/or sales restrictions;
•	unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;
•	worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., investment returns, interest rates, health care cost trends, benefit improvements);
•	currency or commodity price fluctuations, including, for example, last year's sharp rise in steel prices;
•	changes in interest rates;
•	an increase in or acceleration of the market shift from truck sales or from sales of other more profitable vehicles in the U.S.;
•	economic difficulties in any significant market;
•	higher prices for or reduced availability of fuel;
•	labor or other constraints on our ability to restructure our business;
•
a change in our requirements or obligations under long-term supply arrangements pursuant to which we are obligated to purchase minimum quantities or a fixed percentage of output or pay minimum amounts;

•	additional credit rating downgrades;
•	inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts;
•	higher-than-expected credit losses;
•	lower-than-anticipated residual values and/or higher-than-expected return rates for leased vehicles; and
•
increased price competition in the rental car industry and/or a general decline in business or leisure travel due to terrorist attacks, acts of war, epidemic disease or measures taken by governments in response thereto that negatively affect the travel industry.

We cannot be certain that any expectations, forecasts or assumptions made by management in preparing these forward-looking statements will prove accurate, or that any projections will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In March 2005, the Financial Accounting Standards Board issued Interpretation No. 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing or settlement method are conditional upon future events should be recognized at fair value as soon as fair value is reasonably estimable. FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability. We are in the process of identifying such asset retirement obligations that may exist throughout our global operations and assessing whether the obligations are reasonably estimable. FIN 47 is effective no later than December 31, 2005, and may have a material impact on our consolidated financial position and results of operations.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 has not been audited by PricewaterhouseCoopers LLP ("PwC"). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There is no material change in the information reported under Part II, Item 7A of our 2004 10-K Report.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. William Clay Ford, Jr., our Chief Executive Officer, and Donat R. Leclair, Jr., our Chief Financial Officer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting. As a result of changes in the cost-sharing arrangements among Ford, Mazda and AutoAlliance International, Inc. ("AAI"), Ford consolidated AAI for purposes of financial reporting beginning with the third quarter of 2005.

We also replaced several primary Automotive sector financial systems in Italy during the third quarter of 2005, including the general ledger, receivables and payables systems. These new systems are similar to those used by other Automotive sector operations.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Environmental Matters

St. Louis Assembly Plant Enforcement Action. (Previously reported on page 26 of our Annual Report on Form 10-K for the year ended December 31, 2004.) The Department of Justice formally issued a demand letter to Ford on August 30, 2005. Ford has replied to the demand and submitted a settlement offer, and we expect that a negotiated resolution can be reached.

Chicago Assembly Plant Notice of Violation Regarding Waste Handling. (Previously reported on page 26 of our Annual Report on Form 10-K for the year ended December 31, 2004.) Ford and the Environmental Protection Agency have agreed to resolve this notice of violation through an administrative order that includes a $20,394 fine.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2005, we purchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased a/	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 through July 31, 2005	2,065,113	$10.67	0	No publicly announced repurchase program in place
August 1, 2005 through August 31, 2005	2,423,770	$10.23	0	No publicly announced repurchase program in place
September 1, 2005 through September 30, 2005	2,056,965	$9.89	0	No publicly announced repurchase program in place
Total	6,545,848	$10.26	0
__________

a/
We currently do not have a publicly announced repurchase program in place. Of the 6,545,848 shares purchased, 6,527,415 shares were purchased from the Ford Motor Company Savings and Stock Investment Plan for Salaried Employees ("SSIP") and the Tax Efficient Savings Plan for Hourly Employees ("TESPHE"). Shares are generally purchased from the SSIP and TESPHE when participants in those plans elect to sell units in the Ford Stock Fund upon retirement, upon termination of employment with the Company, related to an in-service distribution, or to fund a loan against an existing account balance in the Ford Stock Fund. Shares are not purchased from these plans when a participant transfers account balances out of the Ford Stock Fund and into another investment option under the plans. The remaining shares were acquired from our employees or directors in accordance with our various compensation plans as a result of share withholdings to pay income taxes with respect to: (i) the lapse of restrictions on restricted stock, (ii) the issuance of unrestricted stock, including issuances as a result of the conversion of restricted stock equivalents, or (iii) to pay the exercise price and related income taxes with respect to certain exercises of stock options.

ITEM 6. Exhibits.

Please see Exhibit Index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

(Registrant)

Date: November 7, 2005	By:	/s/ James C. Gouin
James C. Gouin
Vice President and Controller

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 2	Stock Purchase Agreement dated as of September 12, 2005 between CCMG Holdings, Inc., Ford Holdings LLC and Ford Motor Company	Filed with this Report

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 7, 2005, relating to Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report