Form 10-K
period 2005-12-31
FORD MOTOR CO
filed 2006-03-01
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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
Pacific Stock Exchange

7.50% Notes Due June 10, 2043	New York Stock Exchange

Ford Motor Company Capital Trust II	New York Stock Exchange
6.50% Cumulative Convertible Trust Preferred
Securities, liquidation preference $50 per share
__________
(a) In addition, shares of Common Stock of Ford are listed on certain stock exchanges in Europe.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of " accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2005, Ford had outstanding 1,777,590,246 shares of Common Stock and 70,852,076 shares of Class B Stock. Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($10.24 per share), the aggregate market value of such Common Stock was $18,202,524,119. Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock. The shares of Common Stock and Class B Stock outstanding at June 30, 2005 included shares owned by persons who may be deemed to be "affiliates" of Ford. We do not believe, however, that any such person should be considered to be an affiliate. For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford’s Annual Meeting of Stockholders currently scheduled to be held on May 11, 2006 (our "Proxy Statement"), which is incorporated by reference under various Items of this Report as indicated below.

As of February 10, 2006, Ford had outstanding 1,793,286,393 shares of Common Stock and 70,852,076 shares of Class B Stock. Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($8.27 per share), the aggregate market value of such Common Stock was $14,830,478,470.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
Proxy Statement*	Part III (Items 10, 11, 12, 13 and 14)
__________
*  As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

Exhibit Index begins on page 64

PART I

ITEM 1. Business

Ford Motor Company (referred to herein as "Ford", the "Company", "we", "our" or "us") was incorporated in Delaware in 1919. We acquired the business of a Michigan company, also known as Ford Motor Company, that had been incorporated in 1903 to produce and sell automobiles designed and engineered by Henry Ford. We are now one of the world’s largest producers of cars and trucks combined. We and our subsidiaries also engage in other businesses, including financing vehicles.

In addition to the information about Ford and its subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2005 ("2005 10-K Report" or "Report"), extensive information about our Company can be found throughout our website located at www.ford.com, including information about our management team, our brands and products, and our corporate governance principles.

The corporate governance information on our website includes our Corporate Governance Principles, our Code of Ethics for Senior Financial Personnel, our Code of Ethics for Directors, our Standards of Corporate Conduct for all employees, and the Charters for each of our Board Committees. In addition, amendments to, and waivers granted to our directors and executive officers under, our Codes of Ethics, if any, will be posted in this area of our website. These corporate governance documents can be accessed by logging onto our website and clicking on the "Corporate Governance" link.

Upon accessing our website and clicking on the "Corporate Governance" link, viewers will see a list of corporate governance documents and may click on the desired document. In addition, printed versions of our Corporate Governance Principles, our Code of Ethics for Senior Financial Personnel, our Standards of Corporate Conduct and the Charters for each of our Board Committees may be obtained free of charge by writing to our Shareholder Relations Department, Ford Motor Company, One American Road, P.O. Box 1899, Dearborn, Michigan 48126-1899.

In addition to the Company information discussed above that is provided on our website, all of our recent periodic report filings with the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through our website. This includes recent annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, as well as any amendments to those reports. Also, recent Section 16 filings made with the SEC by the Company or any of its executive officers or directors with respect to our common stock are made available free of charge through our website. The periodic reports and amendments and the Section 16 filings are made available through our website as soon as reasonably practicable after such report or amendment is electronically filed with the SEC.

To access our SEC reports or amendments or the Section 16 filings, log onto our website and click on the following link on each successive screen:

• "Investor Information"

• "Company Reports"

• "U.S. S.E.C. EDGAR"

• "Click here to continue on to view SEC Filings"

Viewers will then see a list of reports filed with the SEC and may click on the desired document.

The foregoing information regarding our website and its content is for convenience only. The content of our website is not deemed to be incorporated by reference into this report nor should it be deemed to have been filed with the SEC.

OVERVIEW

Segments. We review and present our business results in two sectors: Automotive and Financial Services. Within these sectors, our business is divided into reportable segments based upon the organizational structure that we use to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure.

ITEM 1. Business (continued)

Our Automotive and Financial Services segments are described in the table below:

Business Sector	Reportable Segments	Description

Automotive:	The Americas
Primarily includes the sale of Ford, Lincoln and Mercury brand vehicles and related service parts in North America (the United States, Canada and Mexico) and Ford-brand vehicles and related service parts in South America; in each case, together with the associated costs to design, develop, manufacture and service these vehicles and parts.

Ford Europe and Premier Automotive Group
Primarily includes the sale of Ford-brand vehicles and related service parts in Europe and Turkey and the sale of Premier Automotive Group ("PAG") brand vehicles (i.e., Volvo, Jaguar, Land Rover and Aston Martin) and related service parts throughout the world (including North and South America, Asia Pacific and Africa); in each case, together with the associated costs to design, develop, manufacture and service these vehicles and parts.

Ford Asia Pacific and Africa/Mazda
Primarily includes the sale of Ford-brand vehicles and related service parts in the Asia Pacific region and South Africa, together with the associated costs to design, develop, manufacture and service these vehicles and parts, and our share of the results of Mazda Motor Corporation (of which we own approximately 33.4%) and certain of our Mazda-related investments.

Financial Services:	Ford Motor Credit Company	Primarily includes vehicle-related financing, leasing, and insurance.

We provide financial information (such as revenues, income, and assets) for each of these business sectors and reportable segments in three areas of this Report: (1) "Item 6. Selected Financial Data", (2) "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations", and (3) Note 24 of the Notes to the Financial Statements located at the end of this Report. Financial information relating to certain geographic areas also is included in these Notes.

AUTOMOTIVE SECTOR

General

We sell cars and trucks throughout the world. In 2005, we sold approximately 6,818,000 vehicles throughout the world. Our automotive vehicle brands include Ford, Mercury, Lincoln, Volvo, Land Rover, Jaguar and Aston Martin.

Substantially all of our cars, trucks and parts are marketed through retail dealers in North America, and through distributors and dealers outside of North America, the substantial majority of which are independently owned. At December 31, 2005, the approximate number of dealers and distributors worldwide distributing our vehicle brands was as follows:

Brand	Number of Dealerships at December 31, 2005*
Ford	10,134
Mercury	1,971
Lincoln	1,422
Volvo	2,400
Land Rover	1,400
Jaguar	880
Aston Martin	125
__________

* Because many of these dealerships distribute more than one of our brands from the same sales location, a single dealership may be counted under more than one brand.

ITEM 1. Business (continued)

In addition to the products we sell to our dealers for retail sale, we also sell cars and trucks to our dealers for sale to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies and governments. Sales to all of our fleet customers in the United States in the aggregate have represented between 23% and 27% of our total U.S. car and truck sales for the last five years. We do not depend on any single customer or small group of customers to the extent that the loss of such customer or group of customers would have a material adverse effect on our business.

In addition to producing and selling cars and trucks, we also provide retail customers with a wide range of after-the-sale vehicle services and products through our dealer network, in areas such as maintenance and light repair, heavy repair, collision, vehicle accessories and extended service warranty. In North America, we market these products and services under several brands, including Genuine Ford and Lincoln-Mercury Parts and ServiceSM, Ford Extended Service PlanSM, and MotorcraftSM.

The worldwide automotive industry, Ford included, is affected significantly by general economic conditions (among other factors) over which we have little control. This is especially so because vehicles are durable goods, which provide consumers latitude in determining whether and when to replace an existing vehicle. The decision whether and when to make a vehicle purchase may be affected significantly by slowing economic growth, geo-political events and other factors (including the cost of purchasing and operating cars and trucks and the availability and cost of credit and fuel). Accordingly, the number of cars and trucks sold (commonly referred to as "industry demand") may vary substantially from year to year. The automotive industry is also a highly competitive, cyclical business that has a wide and growing variety of product offerings from a growing number of increasingly global manufacturers.

Our unit sales vary with the level of total industry demand and our share of that industry demand. In the short term, our unit sales also are influenced by the level of dealer inventory. Our share is influenced by how our products are perceived in comparison to those offered by other manufacturers based on many factors, including price, quality, styling, reliability, safety, and functionality. Our share also can be affected by the timing and frequency of new model introductions. Our ability to satisfy changing consumer preferences with respect to type or size of vehicle, as well as design and performance characteristics, can impact our sales and earnings significantly.

The profitability of vehicle sales is affected by many factors, including the following:

• unit sales volume;

• the mix of vehicles and options sold;

• the margin of profit on each vehicle sold;

• the level of "incentives" (e.g., price discounts) and other marketing costs;

• the costs for customer warranty claims and additional service actions; and

• the costs for safety, emission and fuel economy technology and equipment.

Further, because Ford and other manufacturers have a high proportion of costs that are relatively fixed (including labor costs), small changes in unit sales volumes can significantly affect overall profitability.

In addition, the automobile industry continues to face a very competitive pricing environment, driven in part by industry excess capacity. For the past several decades, manufacturers typically have given price discounts and other marketing incentives to purchasers to maintain their market shares and production levels. A discussion of our strategies to compete in this pricing environment is set forth below in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview."

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

ITEM 1. Business (continued)

Seasonality. We generally record the sale of a vehicle (and recognize sales proceeds in revenue) when it is produced and shipped to our customer (i.e., our dealer or distributor). We manage our vehicle production schedule based on a number of factors, including dealer stock levels (i.e., the number of units held in inventory by our dealers and distributors for sale to retail and fleet customers) and retail sales (i.e., units sold by our dealers and distributors to their customers at retail). We experience some fluctuation in the business of a seasonal nature. Generally, North American production is higher in the first half of the year to meet demand in the spring and summer, which are usually the strongest sales months of the year. Third quarter production is typically the lowest of the year, owing to the annual two-week vacation shutdown of our manufacturing facilities during this quarter. As a result, operating results for the third quarter typically are less favorable than those of the other quarters.

Raw Materials. We purchase a wide variety of raw materials for use in the production of our vehicles from numerous suppliers around the world. These raw materials include non-ferrous metals (e.g., aluminum), precious metals (e.g., palladium), ferrous metals (e.g., steel and iron castings), energy (e.g., natural gas) and resins (e.g., polypropylene). We believe that we have adequate supplies or sources of availability of the raw materials necessary to meet our needs. However, there are risks and uncertainties with respect to the supply of certain of these raw materials that could impact their availability in sufficient quantities to meet our needs. See "Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations - Overview" for a discussion of commodity price trends, and "Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Commodity Price Risk" for a discussion of commodity price risks.

Backlog Orders. We generally produce and ship our products on average within approximately 20 days after an order is deemed to become firm. Therefore, no significant amount of backlog orders accumulates during any period.

Intellectual Property. We own or hold licenses to use numerous patents, copyrights and trademarks on a global basis. Our policy is to protect our competitive position by, among other methods, filing U.S. and international patent applications to protect technology and improvements that we consider important to the development of our business. As such, we have generated a large number of patents related to the operation of our business and expect this portfolio to continue to grow as we actively pursue additional technological innovation. We currently have approximately 12,000 active patents and pending patent applications globally, with an average age for patents in our active patent portfolio being just over 5 years. In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position. While we believe these patents, patent applications and know-how, in the aggregate, to be important to the conduct of our business, and we obtain licenses to use certain intellectual property owned by others, none is individually considered material to our business. We also own numerous trademarks and service marks that contribute to the identity and recognition of our company and its products and services globally. Certain of these marks are integral to the conduct of our business, and the loss of any of these could have a material adverse effect on our business.

Warranty Coverage and Additional Service Actions. Ford Motor Company or Ford Motor Vehicle Assurance Company, a subsidiary of Ford Motor Company, presently provides warranties on all vehicles sold by Ford Motor Company. Warranties are offered for specific periods of time and/or mileage, and vary depending upon the type of product, usage of the product and the geographic location of its sale. The types of warranty coverage offered include base coverage (e.g., "bumper-to-bumper" coverage in the United States on Ford brand vehicles for 36 months or 36,000 miles, whichever occurs first), safety restraint coverage, and corrosion coverage. In compliance with regulatory requirements, we also provide emissions defects and emissions performance warranty coverage. Pursuant to these warranties, Ford Motor Company will repair, replace, or adjust all parts on a vehicle that are defective in factory-supplied materials or workmanship during the specified warranty period.

In addition to the costs associated with the contractual warranty coverage provided on our vehicles, we also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions.

Estimated warranty and additional service action costs for each vehicle sold by us are accrued for at the time of sale. Accruals for estimated warranty and additional service action costs are based on historical experience and subject to adjustment from time to time depending on actual experience. Warranty accrual adjustments required when actual warranty claim experience differs from our estimates may have a material impact on our financial condition.

For additional information with respect to costs for warranty and additional service actions, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" and Note 27 of the Notes to the Financial Statements.

ITEM 1. Business (continued)

United States

Sales Data. The following table shows U.S. industry sales of cars and trucks for the years indicated:

	U.S. Industry Sales
	Years Ended December 31,
	2005	2004	2003	2002	2001
	(millions of units)
Cars	7.7	7.5	7.6	8.1	8.4
Trucks	9.8	9.8	9.4	9.0	9.1
Total	17.5	17.3	17.0	17.1	17.5

We classify cars by small, medium, large and premium segments, and trucks by compact pickup, bus/van (including minivans), full-size pickup, sport utility vehicles and medium/heavy segments. However, with the introduction of crossover vehicles, the distinction between traditional cars and trucks has become more difficult to draw, and these vehicles are not consistently classified as either cars or trucks across vehicle manufacturers. In the tables above and below, we have classified crossover vehicles as sport utility vehicles. In addition, we have classified as "premium" all of our luxury cars, regardless of size; premium sport utility vehicles and crossovers are included in "trucks." Annually, we conduct a comprehensive review of many factors to determine the appropriate classification of vehicle segments and the vehicles within those segments, and this review occasionally results in a change of classification for certain vehicles.

The following tables show the proportion of U.S. car and truck unit sales by segment for the industry (including both domestic and foreign-based manufacturers) and Ford (including all of our brands sold in the United States) for the years indicated:

	U.S. Industry Vehicle Mix of Sales by Segment
	Years Ended December 31,
	2005	2004	2003	2002	2001
CARS
Small	16.7%	15.9%	16.4%	17.3%	18.4%
Medium	12.6	13.6	14.8	15.6	15.8
Large	7.0	6.3	6.1	6.9	7.1
Premium	7.7	7.6	7.6	7.5	6.9
Total U.S. Industry Car Sales	44.0	43.4	44.9	47.3	48.2
TRUCKS
Compact Pickup	3.9%	4.0%	4.4%	4.7%	5.1%
Bus/Van	8.2	8.2	8.0	8.6	8.7
Full-Size Pickup	14.5	14.6	14.0	13.1	13.4
Sport Utility Vehicles	26.7	27.6	27.0	24.9	23.0
Medium/Heavy	2.7	2.2	1.7	1.4	1.6
Total U.S. Industry Truck Sales	56.0	56.6	55.1	52.7	51.8
Total U.S. Industry Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%

	Ford Vehicle Mix of Sales by Segment in U.S.
	Years Ended December 31,
	2005	2004	2003	2002	2001
CARS
Small	10.9%	10.2%	11.4%	12.5%	14.0%
Medium	7.7	8.8	10.4	11.9	11.5
Large	8.3	5.0	4.8	4.4	5.2
Premium	5.9	6.6	7.0	7.8	7.0
Total Ford U.S. Car Sales	32.8	30.6	33.6	36.6	37.7
TRUCKS
Compact Pickup	3.8%	4.7%	6.0%	6.2%	6.9%
Bus/Van	8.4	8.8	8.4	9.1	9.1
Full-Size Pickup	28.4	28.2	24.3	22.5	22.9
Sport Utility Vehicles	26.1	27.4	27.5	25.4	23.2
Medium/Heavy	0.5	0.3	0.2	0.2	0.2
Total Ford U.S. Truck Sales	67.2	69.4	66.4	63.4	62.3
Total Ford U.S. Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%

ITEM 1. Business (continued)

As the tables above indicate, there has been a general shift from cars to trucks for both industry sales and Ford sales; 2005 is the first year in recent years in which segmentation shifted back toward cars. Prior to 2005, both industry and Ford's truck mix had been increasing since 2001, reflecting higher sales of sport utility vehicles and full-size pickups. In 2005, in line with industry trends, Ford's sport utility vehicle sales as a percent of total sales declined, while large and small car percentages increased. The increase in 2005 in the proportion of large cars sold by Ford largely reflects the introduction of new models in this segment (e.g., Ford Five Hundred and Mercury Montego).

Market Share Data. Our principal competitors in the United States include General Motors Corporation, DaimlerChrysler Corporation, Toyota Motor Corporation, Honda Motor Company and Nissan Motor Company. The following tables show changes in U.S. car and truck market share for Ford (including all of our brands sold in the U.S.), and for the other five leading vehicle manufacturers for the years indicated. The percentages in each of the following tables represent the percentage of the combined car and truck industry:

	U.S. Car Market Shares*
	Years Ended December 31,
	2005	2004	2003	2002	2001
Ford	6.0%	5.9%	6.9%	7.7%	8.6%
General Motors	10.0	10.9	11.5	12.1	13.0
DaimlerChrysler	4.0	3.8	3.8	4.1	4.1
Toyota	7.4	6.4	5.9	5.8	5.5
Honda	4.8	4.9	4.8	4.9	5.1
Nissan	3.3	3.1	3.0	2.5	2.4
All Other**	8.5	8.4	9.0	10.2	9.5
Total U.S. Car Retail Deliveries	44.0%	43.4%	44.9%	47.3%	48.2%

	U.S. Truck Market Shares*
	Years Ended December 31,
	2005	2004	2003	2002	2001
Ford	12.2%	13.4%	13.6%	13.4%	14.2%
General Motors	15.8	16.2	16.4	16.2	15.0
DaimlerChrysler	10.5	10.3	10.0	10.0	10.1
Toyota	5.6	5.5	5.1	4.5	4.5
Honda	3.6	3.2	3.1	2.4	1.8
Nissan	2.9	2.6	1.7	1.5	1.7
All Other**	5.4	5.4	5.2	4.7	4.5
Total U.S. Truck Retail Deliveries	56.0%	56.6%	55.1%	52.7%	51.8%

	U.S. Combined Car and Truck Market Shares*
	Years Ended December 31,
	2005	2004	2003	2002	2001
Ford	18.2%	19.3%	20.5%	21.1%	22.8%
General Motors	25.8	27.1	27.9	28.3	28.0
DaimlerChrysler	14.5	14.1	13.8	14.1	14.2
Toyota	13.0	11.9	11.0	10.3	10.0
Honda	8.4	8.1	7.9	7.3	6.9
Nissan	6.2	5.7	4.7	4.4	4.1
All Other**	13.9	13.8	14.2	14.5	14.0
Total U.S. Car and Truck Retail Deliveries	100.0%	100.0%	100.0%	100.0%	100.0%
__________

* All U.S. retail sales data are based on publicly available information from the media and trade publications.

** "All Other" includes primarily companies based in Korea, other Japanese manufacturers and various European manufacturers, and, with respect to the U.S. Truck Market Shares table and U.S. Combined Car and Truck Market Shares table, includes heavy truck manufacturers.

The decline in overall market share for Ford since 2001 is primarily the result of several factors, including increased competition, a recent shift away from our stronger segments (e.g., traditional sport utility vehicles) and the discontinuation of a number of vehicles such as Ford Escort, Ford Explorer Sport, Mercury Cougar, Mercury Villager and Lincoln Continental.

ITEM 1. Business (continued)

Fleet Sales. The sales data and market share information provided above include both retail and fleet sales. Fleet sales include sales to daily rental car companies, commercial fleet customers, leasing companies and governments.

The table below shows our fleet sales (including all brands) in the United States, and the amount of those sales as a percentage of our total U.S. car and truck sales for the last five years:

	Ford Fleet Sales
	Years Ended December 31,
	2005	2004	2003	2002	2001
Daily Rental Units	450,000	429,000	444,000	459,000	465,000
Commercial and Other Units	263,000	248,000	227,000	252,000	295,000
Government Units	141,000	133,000	124,000	123,000	143,000
Total Fleet Units	854,000	810,000	795,000	834,000	903,000
Percent of Ford’s total U.S. car and truck sales	27%	24%	23%	23%	23%

Total fleet sales increased in 2004 and 2005, reflecting a stronger fleet industry. Similarly, increased daily rental unit sales in 2005 compared with 2004 primarily reflected strong segment demand.

Europe

Market Share Information. Outside of the United States, Europe is our largest market for the sale of cars and trucks. We consider Europe to consist of the following 19 markets: Britain, Germany, France, Italy, Spain, Austria, Belgium, Ireland, Netherlands, Portugal, Switzerland, Finland, Sweden, Denmark, Norway, Czech Republic, Greece, Hungary and Poland. The automotive industry in Europe is intensely competitive. Our principal competitors in Europe include General Motors Corporation, Volkswagen A.G. Group, PSA Group, Renault Group and Fiat SpA. For the past 10 years, the top six manufacturers have collectively held between 69% and 74% of the total car market. This competitive environment is expected to intensify further as Japanese and Korean manufacturers increase their production capacity in Europe, and all of the other (non-Ford) manufacturers of premium brands (e.g., BMW, Mercedes Benz and Audi) continue to broaden their product offerings.

For this discussion, 2005 market data are based on estimated registrations currently available; percentage change is measured from actual 2004 registrations. In 2005, vehicle manufacturers sold approximately 17.5 million cars and trucks in Europe, down 0.1% from 2004 levels. Our combined car and truck market share in Europe (including all of our brands sold in Europe) in 2005 was 10.8% (down 0.1 percentage points from 2004).

Britain and Germany are our most important markets within Europe. Any adverse change in the British or German market has a significant effect on our total European automotive profits. For 2005 compared with 2004, total industry sales were down 4.4% in Britain and up 1.7% in Germany. Our combined car and truck market share in these markets (including all of our brands sold in these markets) in 2005 was 19.5% in Britain (down 0.2 percentage points from the previous year), and 8.6% in Germany (down 0.2 percentage points from the previous year).

Although not included in the primary 19 markets above, several additional markets in the region contribute to our Ford Europe business unit results. Ford's share of the Turkish market increased by 1.5 percentage points to 17.0% - the fourth year in a row that the Ford brand has led the market in sales in Turkey. We also are experiencing strong sales in Russia, where sales of Ford-brand vehicles increased approximately 54% to 60,500 units in 2005.

Motor Vehicle Distribution in Europe. On October 1, 2002, the Commission of the European Union ("Commission") adopted a new regulation that changed the way motor vehicles are sold and repaired throughout the European Community (the "Block Exemption Regulation"). Under the Block Exemption Regulation, manufacturers had the choice to either operate an "exclusive" distribution system with exclusive dealer sales territories, but with the possibility of sales to any reseller (e.g., supermarket chains, internet agencies and other resellers not authorized by the manufacturer), who in turn could sell to end customers both within and outside of the dealer’s exclusive sales territory, or a "selective" distribution system.

We, as well as the vast majority of the other automotive manufacturers, have elected to establish a "selective" distribution system, allowing us to restrict the dealer’s ability to sell our vehicles to unauthorized resellers. In addition, under the "selective" distribution system, we are entitled to determine the number of our dealers but, since October 2005, not their location. Under either system, the new rules make it easier for a dealer to display and sell multiple brands in one store without the need to maintain separate facilities.

ITEM 1. Business (continued)

Within this new regulation, the Commission also has adopted sweeping changes to the repair industry. Dealers can no longer be required by the manufacturer to perform repair work themselves. Instead, dealers may subcontract the work to independent repair shops that meet reasonable criteria set by the manufacturer. These authorized repair facilities may perform warranty and recall work, in addition to other repair and maintenance work. While a manufacturer may continue to require the use of its parts in warranty and recall work, the repair facility may use parts made by others that are of comparable quality for all other repair work. We have negotiated and implemented new Dealer, Authorized Repairer and Spare Part Supply contracts on a country-by-country level and, therefore, the Block Exemption Regulation now applies with respect to all of our dealers.

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

Other Markets

Canada and Mexico. Canada and Mexico also are important markets for us. In Canada, industry sales of new cars and trucks in 2005 were approximately 1.63 million units, up 3.5% from 2004 levels. In 2005, industry sales of new cars and trucks in Mexico were approximately 1.16 million units, up 3.8% from 2004. Our combined car and truck market share (including all of our brands sold in these markets) in 2005 was 13.9% in Canada (down 0.6 percentage points from the previous year), and 17.2% in Mexico (up 0.7 percentage points from the previous year).

South America. Brazil and Argentina are our principal markets in South America. The economic environment in these countries has been volatile in recent years, particularly in 2002 and 2003, leading to large variations in industry sales. The 2004 and 2005 results have been favorably influenced by continued improvements in economic conditions, political stability and government actions to reduce inflation and public deficits. Industry sales in 2005 were approximately 1.7 million units in Brazil, up about 8.6% from 2004, and approximately 377,000 units in Argentina, up about 32.6% from 2004. Our combined car and truck share in these markets (including all of our brands sold in these markets) in 2005 was 12.5% in Brazil (up 0.6 percentage points from the previous year) and 15.5% in Argentina (down 2.7 percentage points from the previous year).

Asia Pacific. Australia, Taiwan, Thailand, South Africa and Japan are our principal markets in this region. Details of preliminary 2005 and actual 2004 industry volumes and our combined car and truck market share for these countries (including all of our brands sold in a particular country) are shown in the table below:

	Industry Volumes (in thousands)				Corporate Market Share
	2005	2004	2005 Over/(Under) 2004		2005	2004	2005 Over/(Under) 2004
Australia	988	955	33	3%	13.8%	14.9%	(1.1) pts.
South Africa	565	450	115	26%	11.0%	10.5%	0.5 pts.
Taiwan	514	484	30	6%	11.2%	11.0%	0.2 pts.
Thailand	700	626	74	12%	3.5%	4.2%	(0.7) pts.
Japan	5,852	5,853	(1)	0%	*	*	*
__________

* Our combined car and truck market share in Japan has been less than 1% in recent years.

We have an ownership interest in Mazda Motor Corporation ("Mazda") of approximately 33.4%, and account for Mazda on an equity basis.  Mazda’s market share in the Asia Pacific region was 3.4% in 2005. Our principal competition in the Asia Pacific region has been the Japanese manufacturers. We anticipate that the ongoing relaxation of import restrictions (including duty reductions) will continue to intensify competition in the region.

We began operations in India in 1999, launching an all-new small car (the Ikon) designed specifically for that market. In 2003, we launched the Endeavor, Ford’s first SUV in India, and we also launched the Fusion in late 2004 and the Fiesta in late 2005. Our operations in India also sell components to other Ford affiliates.

ITEM 1. Business (continued)

We also are in the process of increasing our presence in China. Changan Ford Automobile Corporation, Ltd. ("Changan Ford") is our 50/50 joint venture operation with Chongqing Changan Automobile Co., Ltd. The Changan Ford assembly plant, located in Chongqing, became operational and began producing the Fiesta model in January 2003, and the Mondeo model later that year. The Focus model was launched in 2005. We also announced in 2003 that more than $1 billion would be invested over the next several years to expand manufacturing capacity, introduce new products and expand distribution channels in the Chinese automotive market. This investment will initially support the addition of new products and expansion of production capacity at Changan Ford in Chongqing from 50,000 units per year to about 200,000 units per year. It will also support the establishment of a second assembly plant and a new engine plant to be located in Nanjing. We began construction of these new facilities in 2005, with expected completion in 2007. Initial capacity at the new assembly facility is expected to be about 160,000 units annually. In addition, we have a 30% interest in Jiangling Motors Corporation Ltd., which has operations in Nanchang and assembles vehicles for distribution in China. We also import Jaguar, Volvo, Land Rover, and select Ford vehicles into China. We continue to operate a purchasing office in China to take advantage of sourcing opportunities for global markets from that country. For additional discussion of our joint ventures in China, see "Item 2. Properties."

FINANCIAL SERVICES SECTOR

Ford Motor Credit Company

Ford Motor Credit Company ("Ford Credit") offers a wide variety of automotive financing products to and through automotive dealers throughout the world. The predominant share of Ford Credit’s business consists of financing our vehicles and supporting our dealers. Ford Credit’s primary financial products fall into the following three categories:

• Retail financing. Purchasing retail installment sales contracts and retail lease contracts from dealers, and offering financing to commercial customers, primarily vehicle leasing companies and fleet purchasers, to purchase or lease vehicle fleets;

• Wholesale financing. Making loans to dealers to finance the purchase of vehicle inventory, also known as floorplan financing; and

• Other financing. Making loans to dealers for working capital, improvements to dealership facilities, and the acquisition and refinancing of dealership real estate.

Ford Credit also services the finance receivables and leases that it originates and purchases, makes loans to our affiliates, purchases certain receivables from us and our subsidiaries, and provides insurance services related to its financing programs. Ford Credit’s revenues are earned primarily from payments made under retail installment sale contracts and retail leases (including interest supplements and other support payments it receives from us on special-rate retail financing programs), from investment and other income related to sold receivables, and from payments made under wholesale and other dealer loan financing programs.

Ford Credit does business in all 50 states of the United States through about 81 dealer automotive financing branches and seven regional service centers, and does business in all provinces in Canada through seven dealer automotive financing branches and two regional service centers. Outside of the United States, FCE Bank plc ("FCE") is Ford Credit’s largest operation. FCE’s primary business is to support the sale of our vehicles in Europe through our dealer network. FCE offers a variety of retail, leasing and wholesale finance plans in most countries in which it operates; FCE does business in the United Kingdom, Germany and most other European countries. Ford Credit, through its subsidiaries, also operates in the Asia Pacific and Latin American regions. In addition, FCE, through its Worldwide Trade Financing division, provides financing to dealers in countries where typically we have no established local presence.

Ford Credit’s share of retail financing for new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe, as well as Ford Credit’s share of wholesale financing for new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States (excluding fleet) and of new Ford brand vehicles acquired by dealers in Europe, were as follows during the last three years:

ITEM 1. Business (continued)

	Years Ended December 31,
	2005	2004	2003
United States
Financing share - Ford, Lincoln and Mercury
Retail installment and lease	37%	45%	39%
Wholesale	81	84	85
Europe
Financing share - Ford
Retail installment and lease	28%	29%	31%
Wholesale	96	97	97

For a detailed discussion of Ford Credit’s receivables, credit losses, allowance for credit losses, loss-to-receivables ratios, funding sources and funding strategies, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations." For a discussion of how Ford Credit manages its financial market risks, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

We sponsor special-rate financing programs available only through Ford Credit. Under these programs, we make interest-supplement or other support payments to Ford Credit. These programs increase Ford Credit’s financing volume and share of financing sales of our vehicles. See Note 1 of the Notes to the Financial Statements for more information about these support payments.

Under a profit maintenance agreement with Ford Credit, we have agreed to make payments to maintain Ford Credit’s earnings at certain levels. In addition, under a support agreement with FCE, Ford Credit has agreed to maintain FCE’s net worth above a minimum level. No payments were made under either of these agreements during the 2003 through 2005 periods.

GOVERNMENTAL STANDARDS

A number of governmental standards and regulations relating to safety, fuel economy, emissions control, noise control, vehicle recycling, substances of concern, damageability, and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale in the United States, Europe and elsewhere. In addition, manufacturing and assembly facilities in the United States, Europe and elsewhere are subject to stringent standards regulating air emissions, water discharges, and the handling and disposal of hazardous substances. Such facilities also may be subject to comprehensive national, regional, and/or local permit programs with respect to such matters.

Mobile Source Emissions Control

U.S. Requirements. The federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States. In 1999, the United States Environmental Protection Agency ("EPA") promulgated post-2004 model year standards that were more stringent than the default standards contained in the Clean Air Act. These regulations require light-duty trucks and certain heavy-duty passenger-carrying trucks to meet the same emissions standards as passenger cars by the 2007 model year, and extend emissions durability requirements to 120,000 or 150,000 miles (depending on the specific standards to which the vehicle is certified). The stringency of these standards presents compliance challenges and is likely to hinder efforts to employ light-duty diesel technology, which could negatively impact our ability to meet Corporate Average Fuel Economy ("CAFE") standards. The EPA also promulgated post-2004 emissions standards for "heavy-duty" trucks (8,500-14,000 lbs. gross vehicle weight), which are also likely to pose technological challenges.

As discussed in "Stationary Source Emissions Control" below, the EPA continues to revise the National Ambient Air Quality Standards for particulate matter and ozone, and to redesignate areas of the country from "attainment" to "non-attainment" status. These changes will further increase pressure to reduce vehicle emissions of particulate matter, volatile organic compounds and nitrogen oxide.

Pursuant to the Clean Air Act, California has received a waiver from the EPA to establish its own unique emissions control standards. New vehicles and engines sold in California must be certified by the California Air Resources Board ("CARB"). CARB has adopted stringent vehicle emissions standards that began phasing in with the 2004 model year. These new standards treat most light-duty trucks the same as passenger cars, and require both types of vehicles to meet new stringent emissions requirements. As with the EPA’s post-2004 standards, CARB’s vehicle standards present a difficult engineering challenge, and will essentially rule out the use of light-duty diesel technology. In 2004, CARB voted to adopt standards limiting emissions of "greenhouse" gases (e.g., carbon dioxide) from new motor vehicles. Although CARB claims that its vehicle emissions regulations provide authority for it to

ITEM 1. Business (continued)

adopt such regulations, the EPA has determined that greenhouse gases are not subject to regulation under the federal Clean Air Act. Since greenhouse gas standards are functionally equivalent to fuel economy standards, this issue is discussed more fully in the "Motor Vehicle Fuel Economy" section below.

Since 1990, the California program has included requirements for manufacturers to produce and deliver for sale zero-emission vehicles ("ZEVs"), which produce no emission of regulated pollutants (typically battery-powered vehicles, which have had narrow consumer appeal due to their limited range, reduced functionality, and high cost). This ZEV mandate initially required that a specified percentage of each manufacturer’s vehicles produced for sale in California be ZEVs, beginning at 2% in 1998 and increasing to 10% in 2003. In 1996, CARB eliminated the ZEV mandate for the 1998-2002 model years, but retained the 10% mandate in a modified form beginning with the 2003 model year.

In April 2003, CARB adopted amendments to the ZEV mandate that shifted the near-term focus of the regulation away from battery-electric vehicles to advanced-technology vehicles (e.g., hybrid electric vehicles or natural gas vehicles) with extremely low tailpipe emissions. The rules also give some credit for so-called "partial zero-emission vehicles" ("PZEVs"), which can be internal combustion engine vehicles certified to very low tailpipe emissions and zero evaporative emissions. In addition, the rules call on the auto industry to ramp up production of zero-emission fuel cell vehicles over the longer term. In the aggregate, the industry must produce 250 zero-emission fuel cell vehicles by the 2008 model year, and 2,500 more in the 2009-2011 model year period. A panel of independent experts will review the feasibility of these requirements in 2006. While the changes appear to reflect a recognition that battery-electric vehicles simply do not have the potential to achieve widespread consumer acceptance, there are substantial questions about the feasibility of producing the required number of zero-emission fuel-cell vehicles due to the substantial engineering challenges and high costs associated with this technology. It is doubtful whether the market will support the number of required ZEVs, even taking into account the recent modifications of the ZEV mandate. Fuel cell technology in the future may enable production of ZEVs with widespread consumer appeal. However, due to the engineering challenges, the high cost of the technology, infrastructure needs, and other issues, it does not appear that mass production of fuel cell vehicles will be commercially feasible for years to come. Compliance with the ZEV mandate may eventually require costly actions that would have a substantial adverse effect on Ford’s sales volume and profits. For example, Ford could be required to curtail the sale of non-ZEVs and/or offer to sell ZEVs, advanced-technology vehicles, and PZEVs well below cost.

The Clean Air Act permits other states that do not meet national ambient air quality standards to adopt California’s motor vehicle emissions standards no later than two years before the affected model year. In addition to California, nine states, primarily located in the Northeast and Northwest, have adopted the California standards (including California's greenhouse gas provisions). Eight of these states also adopted the ZEV requirements. These nine states, together with California, account for approximately 25% of Ford's current light-duty vehicle sales volume in the United States. More states are considering adopting the California standards. Unfortunately, there are problems inherent in transferring California standards to other states, including the following: 1) managing fleet average emissions standards and ZEV mandate requirements on a state-by-state basis presents a major challenge to automobile company distribution systems; 2) the driving range of many ZEVs is greatly diminished in cold weather, thereby limiting their market appeal; and 3) the states adopting the California program have refused thus far to adopt the California reformulated gasoline regulations, which may impair the ability of vehicles to meet California’s in-use standards.

Under the Clean Air Act, the EPA and CARB may require manufacturers to recall and repair non-conforming vehicles (which may be identified by testing or analysis done by the manufacturer, the EPA or CARB), or we may voluntarily stop shipment of or recall non-conforming vehicles. The costs of related repairs or inspections associated with such recalls, or a stop shipment order, could be substantial.

Both CARB and the EPA also have adopted on-board diagnostic ("OBD") regulations, which require a vehicle to monitor its emissions control system and notify the vehicle operator (via the "check engine" light) of any malfunction. These regulations have become extremely complicated, and creation of a compliant system requires substantial engineering resources. In 2005, CARB adopted even more stringent OBD requirements for heavy-duty vehicles, and has initiated rulemaking to further regulate light-duty vehicle OBD systems. Many states have implemented OBD tests as part of their inspection and maintenance program. Failure of in-service compliance tests could lead to vehicle recalls with substantial costs for related inspections or repairs.

European Requirements. European Union ("EU") directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU. In 1998, the EU adopted a new directive on emissions from passenger cars and light commercial trucks. More stringent emissions standards applied to new car certifications beginning January 1, 2000 and to new car registrations beginning January 1, 2001 ("Stage III Standards"). A second level of even more stringent emissions standards were applied to new car certifications beginning January 1, 2005 and to new car registrations beginning

ITEM 1. Business (continued)

January 1, 2006 ("Stage IV Standards"). The comparable light commercial truck Stage III Standards and Stage IV Standards come into effect one year later than the passenger car requirements. This directive on emissions also introduced OBD requirements, more stringent evaporative emissions requirements, and in-service compliance testing and recall provisions for emissions-related defects that occur in the first five years or 80,000 kilometers of vehicle life (extended to 100,000 kilometers in 2005). Failure of in-service compliance tests could lead to vehicle recalls with substantial costs for related inspections or repairs. The Stage IV Standards for diesel engines have proven technologically difficult and precluded manufacturers from offering some products in time to be eligible for government incentive programs. The EU commenced a program in 2004 to determine the specifics for further changes to vehicle emissions standards, and in 2005 the European Commission published a proposed law for Stage V emissions. Specific mandated targets/limits are yet to be determined. It is anticipated that the law will not be finalized before the end of 2006.

Other National Requirements. Many countries, in an effort to address air quality concerns, are adopting previous versions of European or United Nations Economic Commission for Europe ("UNECE") mobile source emissions regulations. Some countries have adopted more advanced regulations based on the most recent version of European or U.S. regulations; for example, China has adopted the most recent European standards to be implemented in the 2008-2010 timeframe. Korea and Taiwan have adopted very stringent U.S.-based standards for gasoline vehicles, and European-based standards for diesel vehicles. Because fleet average requirements do not apply, some vehicle emissions control systems may have to be redesigned to meet the requirements in these markets. Furthermore, not all of these countries have adopted appropriate fuel quality standards to accompany the stringent emissions standards adopted. This could lead to problems, particularly if OBD or in-use surveillance are implemented. Japan has unique standards and test procedures, and is considering more stringent standards for implementation in 2009. This may require unique emissions control systems be designed for the Japanese market.

Stationary Source Emissions Control

In the United States, the federal Clean Air Act also requires the EPA to identify "hazardous air pollutants" from various industries and promulgate rules restricting their emission. The EPA has issued final rules for a variety of industrial categories, several of which would further regulate emissions from our U.S. operations, including engine testing, automobile surface coating and iron casting. These technology-based standards require certain of our facilities to significantly reduce their air emissions. Additional programs under the Clean Air Act, including Compliance Assurance Monitoring and periodic monitoring could require our facilities to install additional emission monitoring equipment. The cost to us, in the aggregate, to comply with these requirements could be substantial.

The Clean Air Act also requires the EPA to periodically review and update its National Ambient Air Quality Standards, and to designate whether counties or other local areas are in compliance with the new standards. If an area or county does not meet the new standards ("non-attainment areas"), the state must revise its implementation plans to achieve attainment. The EPA recently established new designations that reclassify many of the areas where Ford's manufacturing facilities are located as non-attainment areas. It is likely that the affected states will revise their implementation plans to require additional emission control equipment and impose more stringent permit requirements on these facilities. The cost to us, in the aggregate, to comply with these requirements could be substantial.

Motor Vehicle Safety

U.S. Requirements. The National Traffic and Motor Vehicle Safety Act of 1966 (the "Safety Act") regulates motor vehicles and motor vehicle equipment in the United States in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration ("NHTSA"). Meeting or exceeding many safety standards is costly, because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. A manufacturer also is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. Should Ford or NHTSA determine that either a safety defect or a noncompliance exists with respect to certain of Ford’s vehicles, the costs of such recall campaigns could be substantial. There were pending before NHTSA eight investigations relating to alleged safety defects or potential compliance issues in Ford vehicles as of January 17, 2006.

The Safe, Accountable, Flexible, and Efficient Transportation Equity Act: A Legacy for Users ("SAFETEA-LU") was also signed into law in 2005. SAFETEA-LU establishes a number of substantive, safety-related rulemaking mandates for NHTSA that can be expected to result in new regulations and product content requirements.

The Transportation Recall Enhancement, Accountability, and Documentation Act (the "TREAD Act") was signed into law in November 2000. The TREAD Act required NHTSA to establish several new regulations, including reporting requirements for motor

ITEM 1. Business (continued)

vehicle manufacturers on foreign recalls and certain information received by the manufacturer that may assist the agency in the early identification of safety defects. As part of its rulemaking efforts, NHTSA defined certain types of material provided by manufacturers as competitively sensitive and entitled to a presumption of confidentiality, including warranty claim information, field reports, and consumer complaint information. Public Citizen, an advocacy organization, has filed a lawsuit challenging NHTSA’s confidentiality determinations, which may be resolved in the 2006 calendar year. If Public Citizen prevails, Ford and other manufacturers may lose the ability to protect warranty and consumer information after it is submitted to NHTSA pursuant to the TREAD Act.

Foreign Requirements. Canada, the EU, individual member countries within the EU, and other countries in Europe, South America and the Asia Pacific markets also have safety standards applicable to motor vehicles and are likely to adopt additional or more stringent standards in the future. In addition, the European Automobile Manufacturers Association ("EAMA") (also known in Europe as the "ACEA"), of which Ford is a member, made a voluntary commitment in June 2001 to introduce a range of safety measures to improve pedestrian protection with the first phase starting in 2005 and a second phase starting in 2010. Similar commitments were subsequently made by the Japanese and Korean automobile manufacturers associations. As a result, over 99% of cars and small vans sold in Europe are covered by industry safety commitments. The European Council of Ministers and the European Parliament published a directive in December 2003 and a decision in February 2004, which together set forth detailed technical provisions for enforcement of the industry commitments (i.e., the application dates, the types of tests to be conducted, the test procedures to be used and the limit values to be achieved).

Motor Vehicle Fuel Economy

U.S. Requirements. Under federal law, vehicles must meet minimum corporate average fuel economy standards set by NHTSA. A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the three succeeding model years.

Federal law established a passenger car CAFE standard of 27.5 miles per gallon for 1985 and later model years, which NHTSA believes it has the authority to amend to a level it determines to be the maximum feasible level. By rule, NHTSA has set light-truck CAFE standards of 21.6 miles per gallon for model year 2006, and of 22.2 miles per gallon for model year 2007. In August 2005, NHTSA issued a Notice of Proposed Rulemaking regarding light-truck fuel economy standards for the 2008-2011 model years. The proposed rules set forth a new structure for light-truck fuel economy standards. Under the proposal, each manufacturer would be required, by the 2011 model year, to apply a series of size-based category targets to its particular mix of light-trucks in order to calculate the light-truck fuel economy standards applicable to that manufacturer. In model years 2008-2010, manufacturers would have the option of complying with traditional light-truck standards set by NHTSA, or opting into the new structure.

The Alliance of Automobile Manufacturers, Ford, and other automotive companies have submitted extensive comments on the proposed rules. In general, Ford favors the new structure proposed by NHTSA, but until the final rule is established the effect of NHTSA's proposal on Ford's ability to comply with light-truck CAFE requirements remains unclear. NHTSA is expected to issue a final rule in April 2006. There are indications that NHTSA may begin work on a new rule to raise car CAFE standards once the light-truck rule is finalized. In addition, a number of CAFE-related bills have been introduced in Congress, where there is always the possibility that new legislation could vitiate the existing regulatory process and establish new fuel economy standards by statute.

Pressure to increase CAFE standards stems in part from concerns about the impact of carbon dioxide and other greenhouse gas emissions on the global climate. In 1999, a petition was filed with the EPA requesting that it regulate carbon dioxide emissions from motor vehicles under the Clean Air Act. This would have the effect of imposing more stringent fuel economy standards, since the amount of carbon dioxide emitted by a vehicle is directly proportional to the amount of fuel consumed. The petitioners later filed suit in an effort to compel a formal response from the EPA. In August 2003, the EPA denied the petition on the grounds that the Clean Air Act does not authorize the EPA to regulate greenhouse gas emissions, and only NHTSA is authorized to regulate fuel economy under the CAFE law. A number of states, cities, and environmental groups filed for review of the EPA’s decision in the United States Court of Appeals for the District of Columbia. A coalition of states and industry trade groups, including the Alliance of Automobile Manufacturers (an industry trade group made up of nine leading automotive manufacturers including BMW, DaimlerChrysler, Ford, General Motors and Toyota (the "Alliance")) intervened in support of the EPA’s decision. In July 2005, the Court held that the EPA had exercised reasonable discretion in determining not to regulate carbon dioxide as a pollutant. The petitioners are seeking review of this holding by the United States Supreme Court.

In September 2004, CARB adopted California greenhouse gas emissions regulations applicable to 2009-2016 model year cars and trucks, effectively imposing more stringent fuel economy standards than those set by NHTSA. These regulations impose standards that are equivalent to a CAFE standard of more than 43 miles per gallon for passenger cars and small trucks, and approximately

ITEM 1. Business (continued)

27 miles per gallon for large light trucks and medium-duty passenger vehicles by model year 2016. The Alliance and individual companies (including Ford) submitted comments opposing the rules and addressing errors in CARB’s underlying economic and technical analyses. In December 2004, the Alliance filed suit in federal district court in Fresno, California. The suit challenges the regulation on several bases, including that it is preempted by the federal CAFE law. That litigation is now in the discovery phase, and trial is expected in 2007. A host of other states have adopted, or are in the process of adopting, CARB's greenhouse gas standards. These states include New York, Massachusetts, Maine, Vermont, Rhode Island, Connecticut, New Jersey, Pennsylvania, Oregon, and Washington. Several other states are known to be considering the adoption of such rules. As of this writing, the Alliance has filed litigation in the state courts of New York and Oregon alleging procedural errors associated with these states' adoption of greenhouse gas rules. The Alliance has also filed suit in federal court challenging Vermont's adoption of these rules. Additional cases are likely to be filed in 2006.

Ford's ability to comply with CAFE or greenhouse gas emissions standards depends heavily on the alignment of these standards with actual consumer demand. If consumers demand vehicles that are relatively large, have high performance, and/or are feature-laden, while regulatory standards are skewed toward vehicles that are smaller and more economical, compliance becomes problematic. Moreover, if regulatory requirements call for rapid, substantial increases in fleet average fuel economy (or decreases in fleet average greenhouse gas emissions), the Company may not have adequate resources and time to make major product changes across most or all of its vehicle fleet. If significant increases in CAFE standards are imposed beyond those presently in effect or proposed, or if state greenhouse gas regulations are not overturned, we may be forced to take various costly actions that could have substantial adverse effects on our sales volume and profits. For example, we may have to curtail production of certain vehicles such as family-size, luxury, and high-performance cars and full-size light-trucks; restrict offerings of selected engines and popular options; and/or increase market support programs for our most fuel-efficient cars and light-trucks in order to maintain compliance.

European Requirements. The EU is a party to the Kyoto Protocol and has agreed to reduce greenhouse gas emissions by 8% below their 1990 levels during the 2008-2012 period. In December 1997, the European Council of Environment Ministers reaffirmed its goal to reduce average carbon dioxide emissions from new cars to 120 grams per kilometer by 2010 (at the latest) and invited European motor vehicle manufacturers to negotiate further with the European Commission on a satisfactory voluntary environmental agreement to help achieve this goal. In October 1998, the EU agreed to support an environmental agreement with ACEA (of which Ford is a member) on carbon dioxide emission reductions from new passenger cars (the "ACEA Agreement"). The ACEA Agreement establishes an emissions target of 140 grams of carbon dioxide per kilometer for the average of new cars sold in the EU by the ACEA’s members in 2008. Average carbon dioxide emissions of 140 grams per kilometer for new passenger cars corresponds to a 25% reduction in average carbon dioxide emissions compared to 1995. To date, the industry has made good progress, and has met the interim target for 2003 (165 - 170 grams of carbon dioxide per kilometer); however, achieving the 140 grams per kilometer target remains ambitious both technologically and economically.

In 2005, ACEA and the European Commission reviewed the potential for additional carbon dioxide reductions, with the goal of achieving the EU’s objective of 120 grams of carbon dioxide per kilometer by 2010. The discussions are advancing the concept of an integrated approach to further reductions involving the oil industry and other sectors.

Other European countries are considering other initiatives for reducing carbon dioxide emissions from motor vehicles, including fiscal measures. For example, the U.K. introduced a vehicle excise duty and company car taxation based on carbon dioxide emissions in 2001, and other member states such as France and Portugal have announced their intention to adopt carbon dioxide-based taxes for passenger cars.

Other National Requirements. Some Asian countries (such as China, Japan, South Korea, and Taiwan) have also adopted fuel efficiency targets. For example, Japan has fuel efficiency targets for 2010 passenger car and commercial trucks with incentives for early adoption. China has adopted targets for 2005 and 2008, and is expected to continue setting new targets to address energy security issues.

Following considerable discussion, the Canadian automobile industry signed a Memorandum of Understanding ("MOU") dated April 5, 2005 with the Canadian government in which the industry voluntarily committed to reduce greenhouse gas emissions from the Canadian vehicle fleet by 5.3 megatons ("Mt") by 2010 (which slightly exceeds the government's 5.2 Mt target under its Kyoto Protocol Climate Change Action Plan). The MOU contains the following interim targets for the entire Canadian automobile industry: 2.4 Mt reduction by 2007, total reduction of 3.0 Mt in 2008, total reduction of 3.9 Mt in 2009 and the full 5.3 Mt reduction in 2010. Pursuant to the MOU, a committee of industry and government representatives has been established to monitor the industry's overall compliance with the annual MOU targets.

ITEM 1. Business (continued)

European Chemicals Policy

The European Commission adopted a draft regulation in October 2003 for a single system to register, evaluate, and authorize the use of certain chemicals ("REACH"). Final adoption of the regulation is anticipated in the 2006-2007 timeframe, followed by a pre-registration phase of eighteen months. Implementation of the legislation is likely to be administratively burdensome for all entities in the supply chain, and research and development ("R&D") resources may be redirected from "market-driven" to "REACH-driven" R&D. The regulation also may accelerate the ban or restriction on use of certain chemicals and materials, which could increase the costs of certain products and processes used to manufacture vehicles and parts.

Pollution Control Costs

During the period 2006 through 2010, we expect to spend approximately $346 million on our North American and European facilities to comply with air and water pollution and hazardous waste control standards which are now in effect or are scheduled to come into effect during this period. Of this total, we estimate spending approximately $69 million in 2006 and $71 million in 2007. Specific environmental expenses are difficult to isolate because expenditures may be made for more than one purpose, making precise classification difficult.

EMPLOYMENT DATA

The approximate number of individuals employed by us and our consolidated entities (including entities we do not control) at December 31, 2005 and 2004 was as follows (in thousands):

	2005	2004*
Business Unit
Automotive
The Americas
Ford North America	140	126
Ford South America	13	12
Ford Europe and PAG
Ford Europe	66	69
PAG	49	51
Ford Asia Pacific and Africa	18	18
Financial Services
Ford Motor Credit Company	14	18
The Hertz Corporation	-	31
Total	300	325

* Employment figures for 2004 have been adjusted to conform to 2005 business unit presentation.

As shown in the employment data above, from December 31, 2004 to December 31, 2005, the number of people we employed decreased approximately eight percent. This decrease primarily reflects the sale of Hertz, partially offset by the formation of Automotive Components Holdings, LLC ("ACH") which employs approximately 17,700 Ford hourly workers who were previously assigned to Visteon Corporation ("Visteon") and approximately 2,500 former Visteon employees. Not included in these employment data are approximately 5,000 Visteon salaried workers leased to ACH. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and Notes 4 and 23 of the Notes to the Financial Statements for additional discussion relating to the Visteon transaction and ACH.

Substantially all of the hourly employees in our Automotive operations in the United States are represented by unions and covered by collective bargaining agreements. Approximately 99% of these unionized hourly employees in our Automotive segment are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW" or "United Automobile Workers"). Approximately 2% of our U.S. salaried employees are represented by unions. Most hourly employees and many non-management salaried employees of our subsidiaries outside of the United States also are represented by unions.

ITEM 1. Business (continued)

Our average labor cost per-hour-worked for hourly employees of Ford in the United States, excluding subsidiaries, was as follows for the listed years:

	2005	2004
Earnings	$31.64	$30.93
Benefits	33.26	32.00
Total	$64.90	$62.93

We have entered into collective bargaining agreements with the UAW, and the National Automobile, Aerospace, Transportation and General Workers Union of Canada ("CAW" or "Canadian Automobile Workers"). Among other things, our agreements with the UAW and CAW provide for guaranteed wage and benefit levels throughout the term of the respective agreements, and provide for significant employment security. As a practical matter, these agreements may restrict our ability to eliminate product lines, close plants, and divest businesses during the terms of the agreements. Our agreement with the UAW expires on September 14, 2007, and our agreement with the CAW expires on September 16, 2008. Historically, negotiation of new collective bargaining agreements with the UAW and CAW have typically resulted in increases in wages and benefits, including retirement benefits; some of these increases typically have been provided to salaried employees as well.

In 2005, we negotiated new Ford collective bargaining agreements with labor unions in Argentina, Brazil, Canada, France, Mexico, New Zealand, South Africa, Spain, Taiwan, Thailand, and Vietnam. We also negotiated new collective bargaining agreements to cover employees at our Aston Martin (Britain), Land Rover (Britain) and Volvo (Belgium and Sweden) affiliates.

In 2006, we are or will be negotiating new collective bargaining agreements with labor unions in Argentina, Australia, Belgium, Brazil, Britain, France, Germany, Mexico, Russia, Taiwan, Thailand, and Vietnam. We will also negotiate new collective bargaining agreements at our Jaguar (Britain) and Volvo (Sweden) affiliates.

In recent years, we have not had significant work stoppages at our facilities or the facilities of our suppliers. A work stoppage could occur as a result of disputes under our collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, which, if protracted, could adversely affect our business and results of operations. Work stoppages at supplier facilities for labor or other reasons could have similar consequences if alternate sources of components are not readily available.

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

During the last three years, we recorded charges to our consolidated income for engineering, research and development we sponsored in the following amounts: $8.0 billion (2005), $7.4 billion (2004), and $7.3 billion (2003). Any customer-sponsored research and development activities that we conduct are not material.

ITEM 1. Business (continued)

ITEM 1A. Risk Factors

We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us:

Continued decline in market share. Our market share in the United States has declined in each of the past five years, from 22.8% in 2001 to 18.2% in 2005. Because a high proportion of our costs are fixed, these volume reductions have had an adverse impact on our results of operations. Our plant utilization rate in North America is approximately 75%, which is not sustainable. While we are attempting to stabilize our market share and reduce our capacity over time through the steps described in the Way Forward plan, we cannot be certain that we will be successful. Continued declines in our market share could have a substantial adverse effect on our results of operations and financial condition.

Continued or increased price competition resulting from industry overcapacity, currency fluctuations or other factors. The global automotive industry is intensely competitive, with overall manufacturing capacity far exceeding current demand. For example, the global automotive industry is estimated to have had excess capacity of approximately 15 million units in 2005. Industry overcapacity has resulted in many of our principal competitors offering marketing incentives on vehicles in an attempt to maintain market share. These marketing incentives have included a combination of subsidized financing or leasing programs, price rebates and other incentives. As a result, we have not necessarily been able to increase prices sufficiently to offset higher costs of marketing incentives or other cost increases (e.g., for commodities or health care) or the impact of adverse currency fluctuations in either the U.S. or European markets. While we and General Motors have each announced plans to significantly reduce capacity, these reductions will take several years to complete and will only partially address the industry's overcapacity problems. A continuation or increase in these trends could have a substantial adverse effect on our results of operations and financial condition.

A market shift (or an increase in or acceleration of market shift) away from sales of trucks or sport utility vehicles, or from sales of other more profitable vehicles in the United States. Trucks and sport utility vehicles have represented some of the most profitable vehicle segments in the United States. During the past year, there has been a general shift in consumer preferences away from medium- and large-sized sport utility vehicles, which has adversely affected our profitability. A continuation or acceleration of this general shift in consumer preferences away from sport utility vehicles, or a similar shift in consumer preferences away from truck sales or other more profitable vehicle sales, whether because of higher fuel prices or otherwise, could have an increasingly adverse effect on our results of operations and financial condition.

A significant decline in industry sales, particularly in the United States or Europe, resulting from slowing economic growth, geo-political events or other factors. The worldwide automotive industry is affected significantly by general economic conditions (among other factors) over which automobile manufacturers have little control. This is especially so because vehicles are durable goods, which provide consumers latitude in determining whether and when to replace an existing vehicle. The decision whether and when to make a vehicle purchase may be affected significantly by slowing economic growth, geo-political events, and other factors. Consumer demand may vary substantially from year to year, and, in any given year, consumer demand may be affected significantly by general economic conditions, including the cost of purchasing and operating a vehicle and the availability and cost of credit and fuel.

Moreover, like other manufacturers, we have a high proportion of costs that are fixed, so that relatively small changes in unit sales volumes may dramatically affect overall profitability. In recent years, industry demand has remained at high levels. Should industry demand soften because of slowing or negative economic growth in key markets or other factors, our results of operations and financial condition could be substantially adversely affected. For additional discussion of economic trends, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

Lower-than-anticipated market acceptance of new or existing products. Offering highly desirable vehicles can mitigate the risks of increasing price competition and declining demand. Conversely, offering vehicles that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value or otherwise) can exacerbate these risks. For example, if a new model were to experience quality issues at the time of launch, the vehicle's perceived quality could be affected even after the issues had been corrected, resulting in lower sales volumes, market share and profitability.

Continued or increased high prices for or reduced availability of fuel. A continuation of or further increase in high prices for fuel or reduced availability of fuel, particularly in the United States, could result in weaker demand for relatively more profitable large and luxury car and truck models and increased demand for relatively less profitable small cars and trucks. An acceleration

ITEM 1A. Risk Factors (continued)

of such a trend, as demonstrated in the short-term with the recent spike in fuel prices following Hurricanes Katrina and Rita in the U.S. Gulf Coast region, could have a substantial adverse effect on our results of operations and financial condition.

Currency or commodity price fluctuations. As a resource-intensive manufacturing operation, we are exposed to a variety of market and asset risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. These risks affect our Automotive and Financial Services sectors. We monitor and manage these exposures as an integral part of our overall risk management program, which recognizes the unpredictability of markets and seeks to reduce the potentially adverse effects on our results. Nevertheless, changes in currency exchange rates, commodity prices and interest rates cannot always be predicted. In addition, because of intense price competition and our high level of fixed costs, we may not be able to address such changes even if they are foreseeable. Substantial changes in these rates and prices could have a substantial adverse effect on our results of operations and financial condition. For additional discussion of currency or commodity price risk, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

Adverse effects from the bankruptcy or insolvency of a major competitor. We and certain of our major competitors have substantial "legacy" costs (principally related to employee benefits) that put each of us at a competitive disadvantage to other competitors. The bankruptcy or insolvency of a major competitor with substantial "legacy" costs could result in that competitor gaining a significant cost advantage (by eliminating or reducing contractual obligations to unions and other parties through bankruptcy proceedings). In addition, the bankruptcy or insolvency of a major U.S. auto manufacturer likely could lead to substantial disruptions in the automotive supply base, which could have a substantial adverse impact on our results of operations and financial condition.

Economic distress of suppliers that has in the past and may in the future require us to provide financial support or take other measures to ensure supplies of components or materials. Automobile manufacturers continue to experience commodity cost pressures and the effects of industry overcapacity. These factors have also increased pressure on the industry's supply base, as suppliers cope with higher commodity costs, lower production volumes and other challenges. We have taken and may continue to take actions to provide financial assistance to certain suppliers to ensure an uninterrupted supply of materials and components. Most significantly, in 2005 we reacquired from Visteon twenty-three North American facilities in order to protect our supply of components. In connection with this transaction, we forgave $1.1 billion of Visteon's liability to us for employee-related costs, and incurred a pre-tax loss of $468 million.

Work stoppages at Ford or supplier facilities or other interruptions of supplies. A work stoppage could occur at Ford or supplier facilities, most likely as a result of disputes under existing collective bargaining agreements with labor unions, or in connection with negotiations of new collective bargaining agreements. A dispute under an existing collective bargaining agreement could arise, for example, as a result of efforts to implement restructuring actions, such as those that are part of the Way Forward plan discussed under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." A work stoppage for this or other reasons at Ford or its suppliers, or an interruption or shortage of supplies for any reason (e.g., financial distress, natural disaster or production difficulties affecting a supplier), if protracted, could substantially adversely affect our results of operations and financial condition.

Single-source supply of components or materials. Some components used in our vehicles (e.g., certain engines) are available from a single supplier and cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the component or materials. In addition to the risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a key component potentially could exert significant bargaining power over price, quality, warranty claims or other terms relating to a component.

Labor or other constraints on our ability to restructure our business. Substantially all of the hourly employees in our Automotive operations in the United States and Canada are represented by unions and covered by collective bargaining agreements. Our agreement with the United Automobile Workers (which expires in September 2007) and our agreement with the Canadian Automobile Workers (which expires in September 2008) provide for guaranteed wage and benefit levels throughout their terms and provide for significant employment security. As a practical matter, these agreements restrict our ability to eliminate product lines, close plants, and divest businesses during the terms of the agreements. These agreements may also limit our ability to change local work rules and practices to encourage flexible manufacturing and other efficiency-related improvements. Accordingly, these agreements may impede our ability to successfully implement and complete the Way Forward plan. For discussion of the Way Forward plan, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

ITEM 1A. Risk Factors (continued)

Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates, investment returns, health care cost trends). We sponsor plans to provide postretirement pension, health care and life insurance benefits for our retired employees. The measurement of our obligations, costs and liabilities associated with these benefits requires that we estimate the present values of projected future payments to all participants. We use many assumptions in calculating these estimates, including discount rates, investment returns on designated plan assets, health care cost trends, and demographic experience (e.g., mortality and retirement rates). To the extent that actual results are less favorable than our assumptions there could be a substantial adverse impact on our results of operations and financial condition. For additional discussion of these assumptions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs. Meeting or exceeding many government-mandated safety standards is costly, especially where standards may conflict with the need to reduce vehicle weight in order to meet government-mandated emissions and fuel-economy standards. Government safety standards also require manufacturers to remedy defects related to motor vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that they do not comply with a safety standard. Should we or government safety regulators determine that a safety defect or a noncompliance exists with respect to certain of our vehicles, the cost of such recall campaigns could be substantial.

Increased safety, emissions, fuel economy or other (e.g., pension funding) regulation resulting in higher costs, cash expenditures, and/or sales restrictions. The worldwide automotive industry is governed by a substantial number of governmental regulations, which often differ by state, region and country. In the United States and Europe, for example, governmental regulation has arisen primarily out of concern for the environment, greater vehicle safety and a desire for improved fuel economy. Many governments regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers and influencing their balance of payments. The cost of complying with these requirements may be substantial.

Our ability to comply with CAFE or greenhouse gas emissions standards depends heavily on the alignment of these standards with actual consumer demand. If consumers demand vehicles that are relatively large, have high performance, and/or are feature-laden while regulatory standards are skewed toward vehicles that are smaller and more economical, compliance becomes problematic. Moreover, if regulatory requirements call for rapid, substantial increases in fleet average fuel economy (or decreases in fleet average greenhouse gas emissions), the Company may not have adequate resources and time to make major product changes across most or all of its vehicle fleet. If significant increases in CAFE standards are imposed beyond those presently in effect or proposed, or if state greenhouse gas regulations are not overturned, we may be forced to take various costly actions that could have substantial adverse effects on our sales volume and profits. For example, we may have to curtail production of certain vehicles such as family-size, luxury, and high-performance cars and full-size light-trucks; restrict offerings of selected engines and popular options; and/or increase market support programs for our most fuel-efficient cars and light-trucks in order to maintain compliance. See "Item 1. Governmental Standards" for additional discussion.

Unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise. We spend substantial resources ensuring compliance with governmental safety and other standards. However, compliance with governmental standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. For example, the preemptive effect of the Federal Motor Vehicle Safety Standards is often a contested issue in litigation, and some courts have permitted liability findings even where our vehicles comply with federal law. Furthermore, simply responding to litigation or government investigations of our compliance with regulatory standards requires significant expenditures of time and other resources.

A change in our requirements for parts or materials where we have entered into long-term supply arrangements that commit us to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller ("take-or-pay contracts"). We have entered into a number of long-term supply contracts that require us to purchase a fixed quantity of parts to be used in the production of our vehicles. If our need for any of these parts were to lessen, we could still be required to purchase a specified quantity of the part or pay a minimum amount to the seller pursuant to the take-or-pay contract. We also have entered into a small number of long-term supply contracts for raw materials (for example, precious metals used in catalytic converters) that require us to purchase a fixed percentage of mine output. If our need for any of these raw materials were to lessen, or if a supplier's output of materials were to increase, we could be required to purchase more materials than we need.

Inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades or otherwise.  Recent lowering of credit ratings for Ford and Ford Credit has increased borrowing costs and caused Ford Credit's access to the unsecured debt markets to become more restricted. In response, Ford Credit has increased its

ITEM 1A. Risk Factors (continued)

use of securitization and other sources of liquidity. Over time, and particularly in the event of any further credit rating downgrades or a significant decline in the demand for the types of securities it offers, Ford Credit may need to reduce the amount of receivables it purchases. A significant reduction in the amount of purchased receivables would significantly reduce ongoing profits and could adversely affect Ford Credit's ability to support the sale of Ford vehicles. For additional discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Higher-than-expected credit losses.  Credit risk is the possibility of loss from a customer's or dealer's failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability and used car prices) has a significant impact on Ford Credit's business. The level of credit losses Ford Credit may experience could exceed its expectations. For additional discussion regarding credit losses, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates."

Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles. No single company is a dominant force in the automotive finance industry. Some of Ford Credit's bank competitors in the United States have developed credit aggregation systems that permit dealers to send, through a single standard system, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources. This process has resulted in greater competition based on financing rates. In addition, Ford Credit is facing increased competition from banks on wholesale financing for Ford dealers. Competition from such competitors may increase, which could adversely affect Ford Credit's profitability and the volume of its business.

Changes in interest rates. Ford Credit is exposed to interest rate risk, and the particular market to which it is most exposed is U.S. dollar LIBOR. Ford Credit's interest rate risk exposure results principally from "re-pricing risk,'' or differences in the re-pricing characteristics of assets and liabilities. Any inability to adequately control this exposure could adversely affect its business. For additional discussion of interest rate risk, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

Collection and servicing problems related to finance receivables and net investment in operating leases. After Ford Credit purchases retail installment sale contracts and leases from dealers and other customers, it manages or services the receivables. Any disruption of its servicing activity, due to inability to access or accurately maintain customer account records or otherwise, could have a significant negative impact on its ability to collect on those receivables and/or satisfy its customers.

Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles.  Ford Credit projects expected residual values (including residual value support payments from Ford) of the vehicles it leases. Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions, and the quality or perceived quality, safety or reliability of the vehicles. All of these, alone or in combination, have the potential to adversely affect Ford Credit's profitability. For additional discussion regarding residual value, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates."

New or increased credit, consumer or data protection or other regulations resulting in higher costs and/or additional financing restrictions.  As a finance company, Ford Credit is highly regulated by governmental authorities in the locations where it operates. In the United States, its operations are subject to regulation, supervision and licensing under various federal, state and local laws and regulations, including the federal Truth-in-Lending Act, Equal Credit Opportunity Act and Fair Credit Reporting Act. In some countries outside the United States, Ford Credit's subsidiaries are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. In many other locations, governmental authorities require companies to have licenses in order to conduct financing businesses. Efforts to comply with these laws and regulations impose significant costs on Ford Credit, and affect the conduct of its business. Additional regulation could add significant cost or operational constraints that might impair its profitability.

Inability to implement the Way Forward plan. We believe that our ability to implement the Way Forward plan is very important to our future success. Any of the above or other factors that prevent us from executing the Way Forward plan ultimately could have a substantially adverse impact on our business. For additional discussion of the Way Forward plan, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

ITEM 1B. Unresolved Staff Comments

We have no unresolved SEC staff comments to report.

ITEM 2. Properties

Our principal properties include manufacturing and assembly facilities, distribution centers, warehouses, sales or administrative offices and engineering centers.

    We own substantially all of our U.S. manufacturing and assembly facilities. These facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, and transmission plants. Most of our distribution centers are leased (approximately 38% of our total square footage is owned). A substantial amount of our warehousing is provided by third-party providers under service contracts. Because the facilities provided pursuant to third-party service contracts need not be dedicated exclusively or even primarily to our use, these spaces are not included in the number of distribution centers/warehouses listed in the table below. All of the warehouses that we operate are leased, although many of our manufacturing and assembly facilities contain some warehousing space. Substantially all of our sales offices are leased space. Approximately 92% of the total square footage of our engineering centers and our supplementary research and development space is owned by us.

    In addition, we maintain and operate manufacturing plants, assembly facilities, parts distribution centers, and engineering centers outside the United States. We own substantially all of our non-U.S. manufacturing plants, assembly facilities, and engineering centers. The majority of our parts distribution centers outside of the United States are either leased or provided by vendors under service contracts. As in the United States, space provided by vendors under service contracts need not be dedicated exclusively or even primarily to our use, and is not included in the number of distribution centers/warehouses listed in the table below. The total number of plants, distribution centers/warehouses, engineering and research and development sites, and sales offices used by our Automotive segments are shown in the table below:

Segment	Plants	Distribution Centers/Warehouses	Engineering, Research/Development	Sales Offices
The Americas	61	33	41	38
Ford Europe and PAG	38	11	9	27
Ford Asia-Pacific and Africa/Mazda	14	3	2	5
Total	113	47	52	70

Included in the number of plants shown above are several plants that are not operated directly by us, but rather by consolidated joint ventures that operate plants that support our Automotive sector. Following are the most significant of these consolidated joint ventures and the number of plants they own:

•  AutoAlliance International ("AAI")— a 50/50 joint venture with Mazda (of which we own approximately 33.4%), which operates as its principal business an automobile vehicle assembly plant in Flat Rock, Michigan. AAI currently produces the Mazda6 and Ford Mustang models. Ford supplies all of the hourly and substantially all of the salaried labor requirements to AAI, and AAI reimburses Ford for the full cost of that labor.

•  Ford Otosan— a joint venture in Turkey between Ford (41% partner), the Koc Group of Turkey (41% partner) and public investors (18%) that is our single source supplier of the Ford Transit Connect vehicle and our sole distributor of Ford vehicles in Turkey. In addition, Ford Otosan makes the Ford Transit series and the Cargo truck for the
          Turkish and export markets, and certain engines and transmissions, most of which are under license. This joint venture owns and operates two plants and a parts distribution depot in Turkey.

•          Getrag Ford Transmissions GmbH— a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG, a German company, to which we transferred our European manual transmission operations in Halewood, England; Cologne, Germany; and Bordeaux, France. In 2004, Volvo Car Corporation ("Volvo Cars") agreed to transfer its manual transmission operations from its Köping, Sweden plant to this joint venture. The Getrag joint venture produces manual transmissions for our operations in Europe (Ford
          Europe and PAG). Ford currently supplies most of the hourly and salaried labor requirements of the operations transferred to this Getrag joint venture. Ford employees who worked at the manual transmission operations transferred at the time of formation of the joint venture are assigned to the joint venture by Ford. In the event of surplus labor at the joint venture, Ford employees assigned to the joint venture may return to Ford. Employees hired in the future to work in

ITEM 2. Properties (continued)

                  these operations will be employed directly by the joint venture. Getrag Ford Transmissions GmbH reimburses Ford for the full cost of the hourly and salaried labor supplied by Ford. This joint venture operates three plants.

•  Getrag All Wheel Drive AB— a joint venture in Sweden between Getrag Dana Holding GmbH ("Getrag/Dana") (60% partner) and Volvo Cars (40% partner). In January 2004,
          Volvo Cars entered into agreements with Getrag/Dana to transfer Volvo Cars’ plant in Köping, Sweden to this joint venture. The joint venture produces all-wheel drive components and, for a time, chassis components as well. As noted above, the manual transmission operations at the Köping plant were transferred to Getrag Ford
          Transmissions GmbH. The hourly and salaried employees at the plant have become employees of the joint venture.

•  TEKFOR Cologne GmbH ("TEKFOR")— a 50/50 joint venture of Ford-Werke GmbH ("Ford-Werke") together with Neumayer Tekfor GmbH, a German company, to which
          Ford-Werke transferred the operations of the Ford forge in Cologne. The joint venture produces forged components, primarily for transmissions and chassis, for use in Ford vehicles and for sale to third parties. Those Ford employees who worked at the Cologne Forge Plant at the time of the formation of the joint venture are assigned to TEKFOR by Ford and remain Ford employees. In the event of surplus labor at the joint venture, Ford employees assigned to TEKFOR may return to Ford. New workers at the joint venture will be hired as employees of the joint venture. TEKFOR reimburses Ford for the full cost of Ford employees assigned to the joint venture. This joint venture operates one plant.

•  Pininfarina Sverige, AB— a joint venture between Volvo Cars (40% partner) and Pininfarina, S.p.A. ("Pininfarina") (60% partner). In September 2003, Volvo Cars entered into agreements with Pininfarina to establish this joint venture for the engineering and manufacture of niche vehicles, starting with a new, small convertible. Volvo Cars has outsourced the design and engineering to Pininfarina. The joint venture began production of the new car at the Uddevalla Plant in Sweden, which was transferred from Volvo
         Cars to the joint venture in December 2005, and is the joint venture’s only plant.

•  Ford Vietnam Limited— a joint venture between Ford (75% partner) and Song Cong Diesel (25% partner). Ford Vietnam assembles and distributes several Ford vehicles in
          Vietnam, including Escape, Everest, Focus, Mondeo, Ranger and Transit. This joint venture operates one plant.

•  Ford Lio Ho Motor Company Ltd. ("FLH")— a joint venture in Taiwan among Ford (70% partner), the Lio Ho Group (25% partner) and individual shareholders (5%
         ownership in aggregate) that assembles a variety of Ford and Mazda vehicles sourced from Ford as well as Mazda and Suzuki. In addition to domestic assembly, FLH also has local product development capability to modify vehicle designs for local needs, and imports Ford-brand built-up vehicles from Europe and the United States. This joint venture operates one plant.

In addition to the plants that we operate directly or that are operated by consolidated joint ventures, additional plants that support our Automotive sector are operated by other, unconsolidated joint ventures of which we are a partner. These additional plants are not included in the number of plants shown in the table above. The most significant of these joint ventures are:

•  AutoAlliance (Thailand) ("AAT")— a joint venture among Ford (50%), Mazda (45%) and a Thai affiliate of Mazda’s (5%), which owns and operates a manufacturing plant in Rayong, Thailand. AAT produces the Ford Everest, Ford Ranger and Mazda B-Series pickup trucks for the Thai market and for export to over 100 countries worldwide
         (other than North America), in both built-up and kit form.

•  Blue Diamond Truck, S de RL de CV— a joint venture between Ford (49% partner) and International Truck and Engine Corporation (51% partner), a subsidiary of Navistar
          International Corporation ("Navistar"). Blue Diamond Truck develops and manufactures selected medium and light commercial trucks in Mexico and sells the vehicles to Ford and Navistar for their own independent distribution. Blue Diamond Truck manufactures Ford F-650/750 medium-duty commercial trucks that are sold in

ITEM 2. Properties (continued)

                the United States and Canada, and Navistar medium-duty commercial trucks that are sold in Mexico. Production of a low-cab-forward, light-/medium-duty commercial truck for each of Ford and Navistar began in May 2005.

•  Tenedora Nemak, S.A. de C.V.— a joint venture between Ford (15% partner) and a subsidiary of Mexican conglomerate Alfa S.A. de C.V. (85% partner), which owns and operates, among other facilities, our former Canadian castings operations, and supplies engine blocks and heads to several of our engine plants. Ford supplies a portion of the hourly labor requirements for the Canadian plants, for which it is fully reimbursed by the joint venture.

•  Changan Ford Automobile Corporation, Ltd. ("Changan Ford")— a 50/50 joint venture between Ford and the Chongqing Changan Automobile Co., Ltd. ("Changan").
          Through its facility in the Chinese city of Chongqing, Changan Ford produces and distributes in China the Ford Fiesta, Mondeo and Focus, and is planning to launch Mazda3 vehicles in 2006. In 2005, Changan Ford received approval from the Chinese government for the establishment of a new vehicle manufacturing plant in the Chinese city of
          Nanjing, which is now under construction. Changan Ford has also filed an application with the Chinese government to reorganize its current equity structure as follows:
          Changan 50%, Ford 35% and Mazda 15%. Upon completion of such equity reorganization, Changan Ford would change its corporate name to Changan Ford Mazda
          Automobile Co., Ltd.

  •  Changan Ford Mazda Engine Company, Ltd. ("CFME")— a joint venture between Ford (25% partner), Mazda (25% partner) and the Chongqing Changan Automobile Co.,
            Ltd  (50% partner). CFME is located in the City of Nanjing, and will produce the Ford New I4 and Mazda BZ engines in support of the assembly of Ford- and Mazda-branded    \
            vehicles manufactured in China.

•  Jiangling Motors Corporation, Ltd. ("JMC")— a publicly-traded company in China with Ford (30% shareholder) and Jiangxi Jiangling Holdings, Ltd. (41% shareholder) as its controlling shareholders. Jiangxi Jiangling Holdings, Ltd. is a 50/50 joint venture between Chongqing Changan Automobile Co., Ltd. and Jiangling Motors Company Group.
         The public investors of JMC own 29% of its outstanding shares. JMC assembles the Ford Transit van and other non-Ford-technology-based vehicles for distribution in China.

•  Ford Malaysia Sdn. Bhd.— a joint venture between Ford (49% partner) and Tractors Malaysia, a publicly-traded subsidiary of Sime Darby (51% partner). Ford Malaysia distributes Ford vehicles assembled by its wholly-owned subsidiary Associated Motor Industries Malaysia, Sdn. Bhd., an assembly company, including Econovan, Escape,
         Everest, Laser and Ranger.

The furniture, equipment and other physical property owned by our Financial Services operations are not material in relation to their total assets.

The facilities owned or leased by us or our subsidiaries and joint ventures described above are, in the opinion of management, suitable and adequate for the manufacture and assembly of our products.

ITEM 3. Legal Proceedings

OVERVIEW

Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against us and our subsidiaries, including, but not limited to, those arising out of the following: alleged defects in our products; governmental regulations covering safety, emissions and fuel economy; financial services; employment-related matters; dealer, supplier, and other contractual relationships; intellectual property rights; product warranties; environmental matters; shareholder and investor matters; and financial reporting matters. Some of the pending legal actions are, or purport to be, class actions. Some of the foregoing matters involve or may involve compensatory, punitive or antitrust or other multiplied damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions or other relief that, if granted, would require very large expenditures. We regularly evaluate the expected outcome of product liability litigation and other litigation matters. We have accrued expenses for probable losses on product liability matters, in the aggregate, based on an analysis of historical litigation payouts and trends. We have also accrued expenses for other litigation where losses are deemed probable and reasonably estimable. These accruals are reflected in our financial statements.

Following is a discussion of our significant pending legal proceedings:

ITEM 3. Legal Proceedings (continued)

PRODUCT LIABILITY MATTERS

Asbestos Matters. Asbestos was used in brakes, clutches and other automotive components dating from the early 1900s. Along with other vehicle manufacturers, we have been the target of asbestos litigation and, as a result, we are a defendant in various actions for injuries claimed to have resulted from alleged contact with certain Ford parts and other products containing asbestos. Plaintiffs in these personal injury cases allege various health problems as a result of asbestos exposure, either from component parts found in older vehicles, insulation or other asbestos products in our facilities, or asbestos aboard our former maritime fleet. The majority of these cases have been filed in state courts.

Most of the asbestos litigation we face involves mechanics or other individuals who have worked on the brakes of our vehicles over the years. In most of the asbestos litigation we are not the sole defendant. We believe we are being more aggressively targeted in asbestos suits because many previously targeted companies have filed for bankruptcy. We are prepared to defend these asbestos-related cases and, with respect to the cases alleging exposure from our brakes, believe that the scientific evidence confirms our long-standing position that mechanics and others are not at an increased risk of asbestos-related disease as a result of exposure to the type of asbestos formerly used in the brakes on our vehicles.

The extent of our financial exposure to asbestos litigation remains very difficult to estimate. The majority of our asbestos cases do not specify a dollar amount for damages, and in many of the other cases the dollar amount specified is the jurisdictional minimum. The vast majority of these cases involve multiple defendants, with the number in some cases exceeding one hundred. Many of these cases also involve multiple plaintiffs, and we are often unable to tell from the pleadings which of the plaintiffs are making claims against us (as opposed to other defendants). Our annual payout and related defense costs in asbestos cases had been increasing between 1999 and 2003. In 2005, these costs were about the same as in 2003 and 2004; however, they may become substantial in the future.

         The United States Congress continues to consider proposals to reform asbestos litigation. The leading proposal would create a trust fund from which eligible asbestos claimants would be compensated and would preclude, during the life of the trust, litigation in the United States based on exposure to asbestos. The trust fund would be funded by asbestos defendants (including us) and the insurance industry. These funds would be used to pay eligible claimants (i.e., those who satisfy specific medical criteria and can adequately demonstrate occupational exposure to asbestos) according to a specified schedule. If legislation is enacted creating such a trust fund, we would likely be required to make substantial contributions to the fund over a specified period of time, resulting in our incurring a charge in the amount of the present value of such anticipated contributions in the period in which the legislation becomes effective. We cannot predict whether or in what form the legislation will be enacted or the costs associated with such enactment.

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

ITEM 3. Legal Proceedings (continued)

St. Louis Assembly Plant Enforcement Action. In 2005, the Department of Justice ("DOJ") advised us that the EPA had referred to it for civil enforcement a matter regarding refrigerants used in several types of process equipment at our St. Louis Assembly Plant. The referral is based on the EPA's belief that the plant did not comply with all of the Clean Air Act’s recordkeeping, testing, and repair requirements related to process equipment with regulated refrigerants. We are fully cooperating with the DOJ to resolve this matter, and continue to negotiate a resolution.

Woodhaven Stamping Plant Letter of Violation. In 2005, the Michigan Department of Environmental Quality ("DEQ") issued a letter of violation to Ford's Woodhaven Stamping Plant alleging that the facility had failed to properly report emissions from boilers and space heaters, and that the facility had failed to apply for a Title V permit as required by Michigan law. We are fully cooperating with the DEQ to resolve this matter, and continue to negotiate a resolution.

Edison Assembly Plant Concrete Disposal. During demolition of our Edison Assembly Plant, we discovered very low levels of contaminants in the concrete slab. The concrete was crushed and reused as fill material at several different off-site locations. The New Jersey Department of Environmental Protection ("DEP") now asserts that some of these locations may not have been authorized to receive the waste. We are fully cooperating with the DEP to resolve this matter, and continue to negotiate a resolution.

CLASS ACTIONS

The following are actions filed against us on behalf of individual plaintiffs and all others similarly situated (i.e., purported class actions). In light of the fact that very few of the purported class actions filed against us in the past have ever been certified by the courts as class actions, the actions listed below are limited to those (i) that have been certified as a class action by a court of competent jurisdiction (and any additional purported class actions that raise allegations substantially similar to a certified case), and (ii) that, if resolved unfavorably to the Company, would likely involve a significant cost.

Explorer Class Actions. A state court in Illinois certified a statewide class of purchasers and lessees of 1991-2001 Ford Explorers equipped with Firestone ATX or Wilderness tires who have not experienced any problems with either the tires or the vehicles (Rowan v. Ford Motor Company). The complaint alleges that Explorers are unstable and that the Firestone tires are defective. Plaintiffs claim that the value of the vehicles was diminished because of the alleged defects and seek unspecified actual and compensatory damages and other relief. Trial is anticipated in late 2006 or 2007.

A state court in California certified a statewide class of purchasers and lessees of 1990-2000 Ford Explorers (Gray v. Ford Motor Company and four coordinated cases). The complaint alleges that Explorers are unstable and that Ford concealed information about them. Plaintiffs seek relief similar to that sought in Rowan. Trial is scheduled for late 2006.

There are also 16 purported statewide class actions pending in several states, raising allegations similar to those raised in Rowan and in Gray, and seeking similar relief. Bridgestone-Firestone, Inc. ("Firestone") was a co-defendant in most of these cases, but settled all claims against it in these cases. The only remaining claims in these cases are based on the Explorer’s alleged rollover propensity.

Paint Class Actions. A state court in Madison County, Illinois certified a nationwide class of owners of 1989-96 model year vehicles that have experienced paint peeling. Plaintiffs contend that their vehicles' paint is defective in that there was a substantial risk of topcoat or clearcoat delamination, and that Ford failed to disclose that risk. Plaintiffs seek unspecified compensatory damages (in an amount to cover the cost of repainting their vehicles and to compensate for alleged diminution in value), punitive damages, attorneys' fees and interest. Trial is scheduled for late 2006.

Crown Victoria Police Interceptor Class Actions. State courts in Illinois and Louisiana certified statewide classes of state and local governments that purchased or leased Crown Victoria Police Interceptors. The complaints allege that the vehicles are defective in that fires can occur when the vehicles are struck in the rear at high speed, and seek modifications to the fuel systems and other relief, including punitive damages. Trial in the Illinois case during 2004 (St. Clair County v Ford Motor Company) resulted in a defense verdict on all counts submitted to the jury, from which plaintiffs have appealed; three counts remain pending for decision by the trial judge. Our appeal from the class certification order in Louisiana is pending. A class certification order granted in Florida in 2004 was reversed on appeal in April 2005.

ITEM 3. Legal Proceedings (continued)

There are also 12 purported statewide class actions pending in several states which claim to represent state and local governments that purchased or leased Crown Victoria Police Interceptors, as well as six purported class actions relating to non-police Crown Victoria vehicles. These suits raise allegations similar to those raised in St. Clair County, and seek similar relief.

Hydroboost Truck Brake Class Action. A state court in Oklahoma certified a nationwide class of all purchasers of 1999-2002 F-250, F-350, F-450, and F-550 Ford Super Duty Trucks and 2002 Excursions with hydroboost hydraulic braking systems. The complaint alleges that these trucks are unsafe because they suffer diminished power assist to the steering when the driver is simultaneously braking and steering. The complaint alleges breach of warranty and fraud, and seeks the cost of retrofitting the trucks to eliminate the alleged danger, compensation for diminished resale value, and other amounts. NHTSA investigated a similar issue and closed the investigation, finding that "diminished steering assist while braking is present" in these trucks, but that the "associated injury and property damage incidents are so rare that they do not present a risk to vehicle safety." Trial is scheduled for 2007.

OTHER MATTERS

SEC Pension and Post-Employment Benefit Accounting Inquiry. On October 14, 2004, the Division of Enforcement of the Securities and Exchange Commission ("SEC") notified us that it was conducting an inquiry into the methodology used to account for pensions and other post-employment benefits. We are one of several companies to receive a request for information as part of this inquiry. We are cooperating with the SEC in providing the information requested.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not required.

ITEM 4A. Executive Officers of Ford

Our executive officers and their positions and ages at March 1, 2006 are as follows:

Name	Position	Present Position Held Since	Age

William Clay Ford, Jr. (a)	Chairman of the Board and Chief Executive Officer	October 2001	48

James J. Padilla (b)	President and Chief Operating Officer	February 2005	59

Lewis W. K. Booth	Executive Vice President - Ford Europe and Premier Automotive Group and Chairman, Ford Europe, Jaguar and Land Rover	October 2005	57

Mark Fields	Executive Vice President - President, The Americas	October 2005	45

Donat R. Leclair, Jr.	Executive Vice President and Chief Financial Officer	August 2003	54

Mark A. Schulz	Executive Vice President - President, International Automotive Operations	October 2005	53

Anne L. Stevens	Executive Vice President - Chief Operating Officer, The Americas	November 2005	57

Michael E. Bannister	Group Vice President - Chairman and Chief Executive Officer, Ford Motor Credit Company	April 2004	56

Francisco Codina	Group Vice President - North America Marketing, Sales and Service	March 2006	54

John Fleming	Group Vice President - President and Chief Executive Officer, Ford Europe	October 2005	55

Derrick M. Kuzak	Group Vice President - Product Development, The Americas	November 2005	54

Joe W. Laymon	Group Vice President - Corporate Human Resources and Labor Affairs	October 2003	53

J C. Mays	Group Vice President - Design, and Chief Creative Officer	August 2003	51

Ziad S. Ojakli	Group Vice President - Corporate Affairs	January 2004	38

Richard Parry-Jones	Group Vice President - Global Product Development and Chief Technical Officer	August 2001	54

David T. Szczupak	Group Vice President - Manufacturing, The Americas	November 2005	50

David G. Leitch	Senior Vice President and General Counsel	April 2005	45

James C. Gouin	Vice President and Controller	August 2003	46

__________

(a) Also Chair of the Office of the Chairman and Chief Executive Committee, and a member of the Finance Committee and of the Environmental and Public Policy Committee of the Board
      of Directors.

(b) Also a member of the Office of the Chairman and Chief Executive Committee of the Board of Directors.

ITEM 4A. Executive Officers of Ford (continued)

All of the above officers, except those noted below, have been employed by Ford or its subsidiaries in one or more capacities during the past five years. Described below are the recent positions (other than those with Ford or its subsidiaries) held by those officers who have not yet been with Ford or its subsidiaries for five years:

• Mr. Ojakli served as Principal Deputy for Legislative Affairs for President George W. Bush from December 2002 to 2003, and was Deputy Assistant to the President from 2001 to
   2002. Prior to that, from 1998 to 2000, he was the Policy Director and Chief of Staff to the Senate Republican Conference Secretary.

• Mr. Leitch served as the Deputy Assistant and Deputy Counsel to President George W. Bush from December 2002 to March 2005. From June 2001 until December 2002, he served as Chief Counsel for the Federal Aviation Administration, overseeing a staff of 290 in Washington and the agency's 11 regional offices. Prior to June 2001, Mr. Leitch was a partner at Hogan & Hartson LLP in Washington DC, where his practice focused on appellate litigation in state and federal court.

Under our By-Laws, the executive officers are elected by the Board of Directors at the Annual Meeting of the Board of Directors held for this purpose. Each officer is elected to hold office until his or her successor is chosen or as otherwise provided in the By-Laws.

PART II

ITEM 5. Market for Ford’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the New York and Pacific Stock Exchanges in the United States and on certain stock exchanges in Belgium, France, Switzerland and the United Kingdom.

The table below shows the high and low sales prices for our Common Stock and the dividends we paid per share of Common and Class B Stock for each quarterly period in 2004 and 2005:

	2004				2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common Stock price per share*
High	$17.34	$16.48	$15.77	$15.00	$14.75	$11.69	$11.19	$10.00
Low	12.75	13.00	13.61	12.61	10.94	9.07	9.55	7.57
Dividends per share of Common and Class B Stock	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10
__________

* New York Stock Exchange composite interday prices as listed in the price history database available at www.NYSEnet.com.

As of February 10, 2006, stockholders of record of Ford included 180,211 holders of Common Stock (which number does not include 6,448 former holders of old Ford Common Stock who have not yet tendered their shares pursuant to our recapitalization, known as the Value Enhancement Plan, which became effective on August 9, 2000) and 103 holders of Class B Stock.

ITEM 5. Market for Ford’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

During the fourth quarter of 2005, we purchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2005 through Oct. 31, 2005	2,289,994	$8.82	0	No publicly announced repurchase program in place
Nov. 1, 2005 through Nov. 30, 2005	2,183,656	$8.15	0	No publicly announced repurchase program in place
Dec. 1, 2005 through Dec. 31, 2005	2,494,720	$8.10	0	No publicly announced repurchase program in place
Total	6,968,370	$8.35	0

__________

*     We currently do not have a publicly announced repurchase program in place. Of the 6,968,370 shares purchased, 6,954,640 shares were purchased from the Ford Motor Company Savings and Stock Investment Plan for Salaried Employees ("SSIP") and the Tax Efficient Savings Plan for Hourly Employees ("TESPHE"). Shares are generally purchased from SSIP and TESPHE when participants in those plans elect to sell units in the Ford Stock Fund upon retirement, upon termination of employment with the Company, related to an in-service distribution, or to fund a loan against an existing account balance in the Ford Stock Fund. Shares are not purchased from these plans when a participant transfers account balances out of the Ford Stock Fund and into another investment option under the plans. For the full year 2005, we purchased 25,823,410 shares on such basis from participants in SSIP and TESPHE. The remaining shares were acquired from our employees or directors in accordance with our various compensation plans as a result of share withholdings to pay income taxes with respect to: (i) the lapse of restrictions on restricted stock, (ii) the issuance of unrestricted stock, including issuances as a result of the conversion of restricted stock equivalents, or (iii) to pay the exercise price and related income taxes with respect to certain exercises of stock options.

ITEM 6. Selected Financial Data

The following table sets forth selected financial data concerning Ford for each of the last five years (dollar amounts in millions, except per share amounts). Prior-year amounts have been reclassified to conform to current year presentation.

	2005	2004	2003	2002	2001
SUMMARY OF OPERATIONS
Total Company
Sales and revenues	$177,089	$171,646	$164,331	$162,256	$160,652
Income/(loss) before income taxes	$1,996	$4,853	$1,339	$1,064	$(7,325)
Provision/(credit) for income taxes	(512)	938	123	342	(2,064)
Minority interests in net income of subsidiaries	280	282	314	367	24
Income/(loss) from continuing operations	2,228	3,633	902	355	(5,285)
Income/(loss) from discontinued operations	47	(146)	(143)	(333)	(168)
Cumulative effects of change in accounting principle	(251)	—	(264)	(1,002)	—
Net income/(loss)	$2,024	$3,487	$495	$(980)	$(5,453)
Automotive sector
Sales	$153,503	$147,128	$138,253	$134,118	$130,599
Operating income/(loss)	(4,209)	(177)	(1,556)	(604)	(7,471)
Income/(loss) before income taxes	(3,895)	(155)	(1,908)	(1,054)	(8,762)
Financial Services sector
Revenues	$23,586	$24,518	$26,078	$28,138	$30,053
Income/(loss) before income taxes	5,891	5,008	3,247	2,118	1,437

Total Company Data Per Share of Common and Class B Stock
Basic:
Income/(loss) from continuing operations	$1.21	$1.99	$0.49	$0.19	$(2.93)
Income/(loss) from discontinued operations	0.03	(0.08)	(0.08)	(0.19)	(0.09)
Cumulative effects of change in accounting principle	(0.14)	—	(0.14)	(0.55)	—
Net income/(loss)	$1.10	$1.91	$0.27	$(0.55)	$(3.02)
Diluted:
Income/(loss) from continuing operations	$1.14	$1.80	$0.49	$0.19	$(2.93)
Income/(loss) from discontinued/held-for-sale operations	0.02	(0.07)	(0.08)	(0.18)	(0.09)
Cumulative effects of change in accounting principle	(0.11)	—	(0.14)	(0.55)	—
Net income/(loss)	$1.05	$1.73	$0.27	$(0.54)	$(3.02)
Cash dividends	$0.40	$0.40	$0.40	$0.40	$1.05
Common stock price range (NYSE Composite)
High	$14.75	$17.34	$17.33	$18.23	$31.42
Low	7.57	12.61	6.58	6.90	14.70
Average number of shares of Common and Class B stock outstanding (in millions)	1,846	1,830	1,832	1,819	1,820

SECTOR BALANCE SHEET DATA AT YEAR-END
Assets
Automotive sector	$113,829	$113,051	$111,230	$100,223	$88,150
Financial Services sector	162,194	189,100	195,482	187,606	188,345
Intersector elimination	(83)	(2,753)	(3,356)	(5,865)	(4,650)
Total assets	$275,940	$299,398	$303,356	$281,964	$271,845
Long-term Debt
Automotive sector	$16,900	$17,250	$18,758	$13,363	$13,467
Financial Services sector	104,119	113,992	126,336	124,970	124,050
Total long-term debt	$121,019	$131,242	$145,094	$138,333	$137,517
Stockholders’ Equity	$12,957	$16,045	$11,651	$5,590	$7,786

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

Our Financial Services sector’s revenue is generated primarily from interest on finance receivables, net of certain deferred origination costs that are included as a reduction of financing revenue, and such revenue is recognized over the term of the receivable using the interest method. Also, revenue from operating leases, net of certain deferred origination costs, is recognized on a straight-line basis over the term of the lease. Income is generated to the extent revenues exceed expenses, most of which are interest and operating expenses.

Transactions between the Automotive and Financial Services sectors occur in the ordinary course of business. For example, Ford Credit receives interest supplements and other support cost payments from the Automotive sector in connection with special vehicle financing and leasing programs that it sponsors. Ford Credit records these payments as revenue, and the Automotive sector makes the related cash payments, over the term of the related finance receivable or operating lease. The Automotive sector records the estimated costs of marketing incentives, including dealer and retail customer cash payments (e.g., rebates) and costs of special financing and leasing programs, as a reduction to revenue at the later of the date the related vehicle sales are recorded or at the date the incentive program is both approved and communicated. See Note 1 of the Notes to Financial Statements for a more detailed discussion of transactions and payments between the Automotive and Financial Services sectors.

Key Economic Factors and Trends Affecting the Automotive Industry

Excess Capacity. According to CSM Worldwide, an automotive research firm, in 2005 the estimated automotive industry global production capacity for light vehicles (about 77 million units) significantly exceeded global production of cars and trucks (about 62 million units). In North America and Europe, the two regions where the majority of revenue and profits are earned in the industry, excess capacity was an estimated 17% and 14%, respectively. According to production capacity data projected by CSM Worldwide, excess capacity conditions in North America could continue for several more years, but would be mitigated by the capacity reductions announced by us and General Motors Corporation when these planned reductions are completed.

Pricing Pressure. Excess capacity, coupled with a proliferation of new products being introduced in key segments by the industry, will keep pressure on manufacturers' ability to increase prices on their products. In addition, the incremental new U.S. manufacturing capacity of foreign manufacturers (so-called "transplants") in recent years has contributed, and is likely to continue to contribute, to the severe pricing pressure in that market. For example, in 2006, Toyota Motor Corporation is expected to complete construction of an assembly plant in Texas that reportedly will be capable of producing at least 200,000 full-size pick-up trucks per year. The reduction of real prices for similarly contented vehicles in the United States has become more pronounced since the late 1990s, and we expect that a challenging pricing environment will continue for some time to come. In Europe, the automotive industry also has experienced intense pricing pressure for several years for the same reasons discussed above, exacerbated in recent years by the Block Exemption Regulation discussed above in "Item 1. Business - Automotive Sector."

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consumer Spending Trends. We expect, however, that a decline in or the inability to increase vehicle prices could be offset by the spending habits of consumers and their propensity to purchase over time higher-end, more expensive vehicles and/or vehicles with more features. Over the next decade, in the United States and other mature markets, we expect that growth in spending on vehicle mix and content will change generally in line with GDP. The benefits of this to revenue growth in the automotive industry are significant. In the United States, for example, consumers in the highest income bracket are buying more often and are more frequently buying upscale.

Although growth in vehicle unit sales (i.e., volume) will be greatest in emerging markets in the next decade, we expect that the mature automotive markets (e.g., North America, Western Europe, and Japan) will continue to be the source of a majority of global industry revenues. We also expect that the North American market will continue as the single largest source of revenue for the automotive industry in the world.

Health Care Expenses. In 2005, our health care expenses for U.S. employees, retirees, and their dependents were $3.5 billion, with about $2.4 billion for postretirement health care and the balance for active employee health care. In 2005, prescription drugs continued to represent approximately one-third of our total health care expense.

Although we have taken measures to have employees and retirees bear a higher portion of the costs of their health care benefits, we expect our health care costs to continue to increase. For 2006, our trend assumptions for U.S. health care costs include an initial trend rate of 7%, gradually declining to a steady state trend rate of 5% reached in 2011. These assumptions include the effect of actions we are taking and expect to take to offset health care inflation, including eligibility management, employee education and wellness programs, competitive sourcing, and appropriate employee cost sharing.

Commodity and Energy Price Increases. Commodity price increases, particularly for steel and resins (which are our two largest commodity exposures and among the most difficult to hedge), have occurred recently and are continuing during a period of strong global demand for these materials. In addition, energy prices increased significantly in 2005. In particular, gasoline prices in the United States increased in volatility and rose to levels well over $2.00 per gallon in 2005, and have remained at levels significantly higher than 2004. This has had an adverse effect on the demand for full- and medium-sized sport utility vehicles in the United States.

Currency Exchange Rate Volatility. The U.S. dollar has depreciated against most major currencies since 2002. This created downward margin pressure on auto manufacturers that have U.S. dollar revenue with foreign currency cost. Because we produce vehicles in Europe (e.g., Jaguar, Land Rover and Volvo models) for sale in the United States and produce components in Europe (e.g., engines) for use in some of our North American vehicles, we experienced margin pressure. Although this pressure was offset partially by gains on foreign exchange derivatives, this offset reduces over time due to the expiration of favorable hedges previously put in place. We, like many other automotive manufacturers with sales in the United States, are not always able to price for depreciation of the U.S. dollar due to the extremely competitive pricing environment in the United States.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Trends and Strategies - the Way Forward Plan

The global automotive marketplace has become increasingly fragmented and crowded, and we anticipate that this trend will accelerate into the future. Anticipating little growth in the overall volume of vehicles sold in North America for the foreseeable future, we expect more manufacturers to offer an increasing number of products. Presently, there are about 255 different nameplates being offered in the United States, compared with 215 in 2002 and a projected 300 or more by 2010. In order to stabilize and grow our U.S. market share in this increasingly competitive environment and generally improve our business, we are implementing a business improvement plan for our North American automotive operations that we refer to as our Way Forward plan. This plan focuses on the following key areas: renewed customer focus and brand differentiation, commitment to innovation, clear pricing, and cost reductions.

Customer Focus and Brand Differentiation

To compete more effectively in today's global marketplace, a sharpened customer focus is essential. Toward that end, we have developed a new customer segmentation model using a proprietary large-scale quantitative survey to better understand the values and attitudes in the U.S. marketplace. This model focuses on values and attitudes that drive purchase behaviors and that cross traditional demographic lines of age, lifestage, gender and cultural identity. Using this new segmentation model, we selected target customer segments for our Ford, Lincoln, and Mercury brands. These target customer segments will provide a sharper focus for our business, and we will use this focus to ensure all aspects of our business will be aligned to satisfy our customers' current needs and anticipate their future needs.

To effectively leverage our global resources, we must focus on differentiating our brand identities, especially within the crowded North American marketplace. Going forward, we intend to have clear and distinct identities for our brands. Our Ford brand in the United States stands for bold American design that exudes strength and progress; a number of our products already reflect that design philosophy, including our award-winning Mustang, F-Series, and Fusion models. We plan to continue this brand philosophy in future Ford-brand models, such as the new Ford Edge crossover vehicle. Mercury appeals to consumers with different values and attitudes, and brings conquest purchasers to us. Our strategy for the Mercury brand is to create vehicles that offer modern, expressive design for the American consumer, while maintaining common product functionality with the Ford brand. The Mercury Mariner and Mercury Milan are examples of products delivering the intended brand identity and product functionality. Our strategy for Lincoln is to appeal to self-made American consumers who are achieving their dreams, by offering these consumers refined and dynamic vehicle design, smooth power on demand, and a personalized environment. The Lincoln Zephyr and Lincoln Navigator are examples of products delivering this brand identity today, and this brand philosophy will be continued in future products, such as the new Lincoln MKX crossover vehicle.

Innovation Initiative

To continue delivering the cutting-edge technology consumers desire, we also are rededicating ourselves to driving innovation through our entire business, beginning with the way we analyze the marketplace, develop and produce products, and continuing through the sales and service channels. Our innovation initiative demands creative and original thinking, implemented through a disciplined process, throughout our global operations, which we can then maximize through global synergies in order to create more new products and features, more flexible plants, more common processes and economies of scale to deliver more new product faster to all of our markets and for all of our brands. Our strategy is to differentiate ourselves in the marketplace through design innovation, safety innovation, and new environmentally-friendly technologies.

Clear Pricing

We began introducing clear, simple pricing two years ago with the introduction of the new Mustang, and have continued this strategy with new models such as the Ford Fusion, Mercury Milan and Lincoln Zephyr. These vehicles are proving that well priced products with great appeal can reduce our reliance on incentives. Our plan is to extend this strategy to all of our vehicles over time. This is a key component of communicating our brand philosophy to our customers through bold styling and clear, simple pricing. Ford will continue this approach of bringing sticker prices in line with actual transaction prices by reducing rebates over time as we introduce new models into the marketplace. Our customers will benefit from a simpler purchase experience and improved residual values and cost of ownership.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cost Savings

To improve our business and profitability, we plan to reduce our costs through material cost actions, health care cost reductions, and capacity and personnel reductions.

Material Cost Actions. During 2005, we announced an initiative to enter into new long-term agreements with select strategic suppliers globally in order to strengthen collaboration and develop a sustainable business model to drive mutual profitability and technology development. This new Aligned Business Framework is expected to establish closer relationships with a smaller number of suppliers, reducing by approximately 50 percent the number of suppliers to whom we source new business for 20 high-impact component systems. These systems, including seats, wiring, restraint systems, and instrument and trim panels, represent about half of our annual production purchases globally. In addition, we have established cross-functional component systems teams with common objectives and processes to establish component systems business plans with the goal of further reducing material costs. With these actions, we are targeting net material cost reductions excluding special items of at least $6 billion by 2010 at constant volume, mix and exchange, net of new product content and regulatory changes.

As disclosed in our Current Report on Form 8-K dated October 1, 2005, we also finalized an agreement with Visteon Corporation ("Visteon"), our largest supplier, in which we assumed control of 17 plants and six other facilities in the United States and Mexico. These assets were transferred to Automotive Components Holdings, LLC ("ACH"), a temporary business controlled and managed by us, to protect the flow of critical parts and components in the near-term and, over time, to improve our sourcing flexibility and cost competitiveness. ACH's mission is to prepare most of the acquired businesses for sale to companies with the capital and expertise to supply us with high-quality components and systems at competitive prices. As we prepare these businesses for sale, we also are taking actions to reduce hourly employment at ACH by approximately 5,000 positions, primarily through buyouts.

Health Care Cost Reductions. Effective January 1, 2007 for U.S. salaried employees hired before June 1, 2001, we established a company contribution limit set at 2006 levels for retiree health care benefits (U.S. salaried employees hired on or after June 1, 2001 participate in a defined contribution retiree health care plan). In addition, for U.S. salaried employees hired before January 1, 2004 who retire on or after June 1, 2006, company-paid retiree life insurance benefits are limited to $50,000 (employees hired on or after January 1, 2004 do not receive company-paid retiree life insurance benefits). These benefit changes resulted in a decrease in the year-end 2005 other postretirement employee benefit ("OPEB") obligation of about $3 billion and a reduction in 2006 and ongoing expense of about $400 million annually. The related cash savings will grow over time.

In December 2005, we reached an agreement with the UAW that would increase retiree health care cost sharing. As part of the agreement, an independent defined contribution Voluntary Employee Benefit Association trust would be established for the purpose of mitigating the financial impact of increased cost sharing to retirees. This trust would be funded primarily through (i) wage diversions from active hourly employees, (ii) specified cash contributions aggregating $108 million to be made by us over several years, and (iii) potential cash contributions to be made by us based on any price appreciation above $8.145 per share of a notional amount of 8,750,000 shares of Ford Common Stock. The agreement is subject to court approval of a proposed settlement of a purported class action challenging our decision to modify the retiree health care plan; additional retirees have expressed their objection to the agreement by moving to intervene in the pending lawsuit and filing a follow-on suit of their own. If the settlement of the purported class action receives court approval, the agreement is expected to reduce our OPEB obligation by about $5 billion, with projected average annual cost savings of about $650 million and reduced average annual cash outlays of about $200 million.

Capacity and Personnel Reductions. Our North American operations presently have the capacity to support a U.S. market share significantly in excess of the 17% share our Ford, Lincoln, and Mercury brands achieved in 2005. As a result, our plant utilization rate in North America has been about 75%, which is not sustainable. Given the continued proliferation of new model offerings by current and potential participants in the U.S. automotive market, we recognize the need to match our North American production capacity to realistic volume and market share expectations. Accordingly, we plan to idle and cease operations at 14 manufacturing facilities in North America by 2012, including seven vehicle assembly plants. Associated with these plant idlings, we intend to reduce our manufacturing employment by 25,000 to 30,000 people during the same period. These personnel reductions do not include actions at ACH, and are in addition to the previously announced reduction of the equivalent of 4,000 salaried positions by the end of the first quarter of 2006, as well as a reduction in our officer ranks by 12 percent by the end of the first quarter of 2006.

The first facility to be idled pursuant to the Way Forward plan will be our St. Louis Assembly Plant, which is targeted to cease production by the end of the first quarter of 2006. Further, we have announced plans to idle the following facilities through 2008: Atlanta Assembly Plant, Wixom Assembly Plant, Batavia Transmission Plant, Windsor Casting Plant, and two additional assembly plants to be determined later this year. In addition, production at our St. Thomas Assembly Plant will be reduced to one shift. These

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

actions should reduce our North American assembly capacity by 1.2 million units or 26% and help improve our assembly capacity utilization rate.

RESULTS OF OPERATIONS

We have reclassified certain prior year amounts to conform to current year presentation.

FULL-YEAR 2005 RESULTS OF OPERATIONS

Our worldwide net income was $2.0 billion or $1.05 per share of Common and Class B stock in 2005, down $1.5 billion from a profit of $3.5 billion or $1.73 per share in 2004.

Results by business sector for 2005, 2004 and 2003 are shown below (in millions):

	2005	2004	2003
Income/(loss) before income taxes
Automotive sector	$(3,895)	$(155)	$(1,908)
Financial Services sector	5,891	5,008	3,247
Total Company	1,996	4,853	1,339
Provision for/(benefit from) income taxes (a)	(512)	938	123
Minority interests in net income/(loss) of subsidiaries (b)	280	282	314
Income/(loss) from continuing operations	2,228	3,633	902
Income/(loss) from discontinued operations	47	(146)	(143)
Cumulative effect of change in accounting principle (c)	(251)	—	(264)
Net income/(loss)	$2,024	$3,487	$495
__________
(a) See Note 3 of the Notes to the Financial Statements for disclosure regarding 2005 effective tax rate.
(b) Primarily related to Ford Europe’s consolidated less-than-100%-owned affiliates.
(c) See Notes 17 and 27 of the Notes to the Financial Statements.

Included in Income/(loss) before income taxes are items we do not consider indicative of our ongoing operating activities ("special items"). The following table details the 2005, 2004, and 2003 special items by business unit (in millions):

	2005	2004	2003
Automotive Sector
Ford North America
Visteon-related charges *	$(468)	$(600)	$(1,597)
Personnel-reduction programs	(401)	—	—
Fuel-cell technology charges	(116)	(182)	—
Changes in state non-income tax law	85	—	—
Divestiture of non-core business (Beanstalk Group, LLC)	(59)	—	—
Ford Europe
Personnel-reduction programs	(510)	(49)	(513)
Premier Automotive Group ("PAG")
Jaguar/Land Rover impairment	(1,300)	—	—
Personnel-reduction programs	(245)	(110)	—
Ford Asia Pacific and Africa
Divestiture of non-core business (certain Australia dealerships)	14	(81)	—
Personnel-reduction programs	(33)	—	—
Other Automotive
Divestiture of non-core businesses (primarily related to Kwik-Fit Group Limited)	152	17	49
Total Automotive sector	(2,881)	(1,005)	(2,061)
Financial Services Sector
Divestiture of non-core business (The Hertz Corporation ("Hertz"))	1,499	—	—
Property clean-up settlement	—	45	—
Total	$(1,382)	$(960)	$(2,061)
__________
* See Notes 4 and 23 of the Notes to the Financial Statements for discussion of Visteon-related charges.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

AUTOMOTIVE SECTOR RESULTS OF OPERATIONS

2005 Compared with 2004

Details by Automotive business unit of Income/(loss) before income taxes are shown below (in millions):

	Income/(Loss) Before Income Taxes
	2005	2004	2005 Over/ (Under) 2004
The Americas
— Ford North America	$(2,500)	$684	$(3,184)
— Ford South America	389	140	249
Total The Americas	(2,111)	824	(2,935)
Ford Europe and PAG
— Ford Europe	(381)	65	(446)
— PAG	(1,645)	(850)	(795)
Total Ford Europe and PAG	(2,026)	(785)	(1,241)
Ford Asia Pacific and Africa/Mazda
— Ford Asia Pacific and Africa	42	(36)	78
— Mazda and Associated Operations	255	118	137
Total Ford Asia Pacific and Africa/Mazda	297	82	215
Other Automotive	(55)	(276)	221
Total Automotive sector	$(3,895)	$(155)	$(3,740)

Details of Automotive sector sales and vehicle unit sales by Automotive business unit for 2005 and 2004 are shown below:

	Sales (in billions)				Vehicle Unit Sales (a) (in thousands)
	2005	2004	2005 Over/(Under) 2004		2005	2004	2005 Over/(Under) 2004
The Americas
— Ford North America	$80.6	$83.0	$(2.4)	(3)%	3,443	3,623	(180)	(5)%
— Ford South America	4.3	3.0	1.3	43	336	292	44	15
Total The Americas	84.9	86.0	(1.1)	(1)	3,779	3,915	(136)	(3)
Ford Europe and PAG
— Ford Europe	30.0	26.5	3.5	13	1,785	1,705	80	5
— PAG	30.3	27.6	2.7	10	757	771	(14)	(2)
Total Ford Europe and PAG	60.3	54.1	6.2	11	2,542	2,476	66	3
Ford Asia Pacific and Africa/Mazda
— Ford Asia Pacific and Africa (b)	7.7	7.0	0.7	10	465	407	58	14
— Mazda and Associated Operations (c)	0.6	—	0.6	—	32	—	32	—
Total Ford Asia Pacific and Africa/Mazda	8.3	7.0	1.3	19	497	407	90	22
Total Automotive sector	$153.5	$147.1	$6.4	4	6,818	6,798	20	—
__________
(a)
Vehicle unit sales generally are reported on a where-sold basis, and include sales of all Ford-badged units and units manufactured by Ford and sold to other manufacturers, as well as units distributed for other manufacturers. Vehicles sold to daily rental car companies that are returned to us pursuant to a guaranteed repurchase option and vehicles used in our own fleet (including management evaluation vehicles) are included in vehicle unit sales at the time they are disposed of by us through used car channels. 2005 vehicle unit sales include about 50,000 units transferred to Hertz which were still being used in Hertz operations as of the date we sold Hertz; "sales" above does not include revenue from these units.

(b)
Included in vehicle unit sales of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 87,000 and 66,000 units in 2005 and 2004, respectively. "Sales" above does not include revenue from these units.

(c)
Reflects sales of Mazda6 by our consolidated subsidiary, AutoAlliance International, Inc. ("AAI"), beginning with the consolidation of AAI in the third quarter of 2005. See Note 17 of the Notes to the Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Details of Automotive sector market share for selected markets for 2005 and 2004 are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2005	2004	2005 Over/(Under) 2004		2005	2004	2005 Over/(Under) 2004

U.S. (b)	17.0%	18.0%	(1.0)	pts.	733	794	(61)
Brazil (b)	12.4	11.8	0.6		18	19	(1)
Europe (b) (c)	8.5	8.6	(0.1)		342	356	(14)
PAG - U.S./Europe (c)	1.2/2.3	1.3/2.3	(0.1)/0		45/69	41/68	4/1
Australia (b)	13.1	14.2	(1.1)		18	19	(1)
__________
(a)
Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, as well as some vehicles reflected in our inventory.

(b)	Includes only Ford and, in the United States, Lincoln and Mercury brands.
(c)	European market share is based, in part, on estimated 2005 vehicle registrations for our 19 major European markets.

Overall Automotive Sector

The decline in results reflected losses at our Ford North America business unit, an impairment charge for long-lived assets of Jaguar/Land Rover operations, and higher charges for personnel reduction programs, offset partially by more favorable market performance at Land Rover and improved results of our Ford South America business unit, Other Automotive, and Ford Asia Pacific and Africa/Mazda segment.

The table below details our 2005 cost performance (in billions):

Explanation of Cost Performance		2005 Costs* Better/(Worse) than 2004
Net product costs	New product and commodities-related cost increases, offset partially by pricing reductions from our suppliers and design cost reductions on existing products.	$ (1.0)

Pension and health care	Primarily the effect of lower discount rates	(0.8)

Quality-related	WWarranty performance on prior model-year vehicles, offset partially by cost recoveries from suppliers ((((including Bridgestone-Firestone North American Tire, LLC)	(0.4)

Depreciation and amortization	Primarily related to investments for new vehicles and acceleration of depreciation in a number of our operations.	(0.3)

Overhead	Primarily reductions in salaried personnel.	0.3

Manufacturing and engineering	Primarily hourly and salaried personnel reductions and ongoing efficiencies in our plants.	0.9

Total		$ (1.3)
__________
* At constant volume, mix and exchange and excluding special items and discontinued operations.

The Americas Segment

Ford North America. The decline in results primarily reflected unfavorable cost performance, lower U.S. market share, lower dealer stock levels, charges for personnel-reduction programs, and unfavorable currency exchange. Unfavorable cost performance primarily reflected higher warranty and material costs.

Ford South America. The increase in earnings primarily reflected favorable net pricing in excess of higher commodity costs, higher vehicle unit sales and favorable currency exchange.

Ford Europe and PAG Segment

Ford Europe. The decline in results primarily reflected higher charges for personnel-reduction programs, negative net pricing, and adverse product and market mix, offset partially by favorable cost performance and exchange.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

PAG. The decline in results primarily reflected an impairment charge for long-lived assets of the Jaguar/Land Rover operations, unfavorable currency exchange, and higher charges for personnel-reduction programs, offset partially by favorable net pricing, improved product mix primarily reflecting the impact of new Land Rover products, and favorable cost performance. For additional discussion of the impairment charge, see Note 9 of the Notes to the Financial Statements.

Ford Asia Pacific and Africa/Mazda Segment

Ford Asia Pacific and Africa. The improvement in earnings primarily reflected the non-recurrence of 2004 charges related to the disposition of certain dealerships, favorable changes in exchange rates, and a gain on the disposal of our investment in Mahindra & Mahindra Ltd., offset partially by unfavorable product mix, higher costs associated with new products and facilities in China and charges for personnel-reduction programs.

Mazda and Associated Operations. The increase in earnings primarily reflected gains on our investment in Mazda convertible bonds and improved Mazda operating results. In the second half of 2005, we converted to equity about 82.5% of our Mazda convertible bonds, and, therefore, expect diminished income effects in future periods from mark-to-market adjustments for these bonds.

Other Automotive

The improvement primarily reflected higher returns on invested cash and a gain on the sale of non-core businesses, offset partially by lower interest on tax refunds from prior-year federal and state tax matters (about $450 million in 2005 compared with $600 million in 2004).

2004 Compared with 2003

Details by Automotive business unit of Income/(loss) before income taxes are shown below (in millions):

	Income/(Loss) Before Income Taxes
	2004	2003	2004 Over/(Under) 2003
The Americas
— Ford North America	$684	$196	$488
— Ford South America	140	(129)	269
Total The Americas	824	67	757
Ford Europe and PAG
— Ford Europe	65	(1,620)	1,685
— PAG	(850)	171	(1,021)
Total Ford Europe and PAG	(785)	(1,449)	664
Ford Asia Pacific and Africa/Mazda
— Ford Asia Pacific and Africa	(36)	(23)	(13)
— Mazda and Associated Operations	118	69	49
Total Ford Asia Pacific and Africa/Mazda	82	46	36
Other Automotive	(276)	(572)	296
Total Automotive sector	$(155)	$(1,908)	$1,753

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Details of Automotive sector sales and vehicle unit sales by Automotive business unit for 2004 and 2003 are shown below:

	Sales (in billions)				Vehicle Unit Sales (a) (in thousands)
	2004	2003	2004 Over/(Under) 2003		2004	2003	2004 Over/(Under) 2003
The Americas
— Ford North America	$83.0	$83.6	$(0.6)	(1)%	3,623	3,810	(187)	(5)%
— Ford South America	3.0	1.9	1.1	58	292	210	82	39
Total The Americas	86.0	85.5	0.5	1	3,915	4,020	(105)	(3)
Ford Europe and PAG
— Ford Europe	26.5	22.2	4.3	19	1,705	1,609	96	6
— PAG	27.6	24.8	2.8	11	771	754	17	2
Total Ford Europe and PAG	54.1	47.0	7.1	15	2,476	2,363	113	5
Ford Asia Pacific and Africa/Mazda
— Ford Asia Pacific and Africa (b)	7.0	5.8	1.2	21	407	353	54	15
— Mazda and Associated Operations	—	—	—	—	—	—	—	—
Total Ford Asia Pacific and Africa/Mazda	7.0	5.8	1.2	21	407	353	54	15
Other Automotive
Total Automotive sector	$147.1	$138.3	$8.8	6	6,798	6,736	62	1
__________
(a)
Vehicle unit sales generally are reported on a where-sold basis, and include sales of all Ford-badged units and units manufactured by Ford and sold to other manufacturers, as well as units distributed for other manufacturers. Vehicles sold to daily rental car companies that are returned to us pursuant to a guaranteed repurchase option and vehicles used in our own fleet (including management evaluation vehicles) are included in vehicle unit sales at the time they are disposed of by us through used car channels.

(b)
Included in vehicle unit sales of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 66,000 and 34,000 units in 2004 and 2003, respectively. "Sales" above does not include revenue from these units.

Details of Automotive sector market share for selected markets for 2004 and 2003 are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2004	2003	2004 Over/(Under) 2003		2004	2003	2004 Over/(Under) 2003

U.S. (b)	18.0%	19.2%	(1.2)	pts.	794	791	3
Brazil (b)	11.8	11.5	0.3		19	12	7
Europe (b) (c)	8.7	8.6	0.1		356	403	(47)
PAG - U.S./Europe (c)	1.3/2.3	1.3/2.1	0/ 0.2		41/68	47/59	(6)/9
Australia (b)	14.2	13.9	0.3		19	18	1
__________
(a)
Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, as well as some vehicles reflected in our inventory.

(b)	Includes only Ford and, in the United States, Lincoln and Mercury brands.
(c)	European market share is based on vehicle registrations for our 19 major European markets.

Overall Automotive Sector

The improvement in Income/(loss) before income taxes primarily reflected lower Visteon-related charges, higher net pricing, favorable cost performance and the favorable effect of tax-related interest on refunds and settlements of prior-year federal and state audits, offset partially by lower vehicle unit sales and unfavorable changes in currency exchange rates.

The Americas Segment

Ford North America. The improvement in earnings primarily reflected the non-recurrence of $1.6 billion of charges in 2003 related to Visteon, offset by a charge of $600 million to establish an allowance against a receivable from Visteon in 2004.

In addition, the improvement in earnings reflected positive net pricing and favorable cost performance, offset partially by lower vehicle unit sales, unfavorable changes in currency exchange rates (primarily weakening of the U.S. dollar compared with the Euro and the Canadian dollar) and a charge of $182 million related to our investment in Ballard Power Systems Inc., a provider of fuel-cell technology.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford South America. The improvement in earnings primarily reflected positive net pricing and higher vehicle unit sales, offset partially by higher commodity costs.

Ford Europe and PAG Segment

Ford Europe. The improvement in earnings primarily reflected favorable cost performance, lower charges related to the Ford Europe Improvement Plan (primarily employee separation charges) and higher profits at our Ford Otosan joint venture in Turkey.

PAG. The increased loss primarily reflected unfavorable changes in currency exchange rates, as well as vehicle production reductions and employee separation charges at Jaguar related to the implementation of the PAG Improvement Plan and higher costs for launching new vehicles, offset partially by positive net pricing.

Ford Asia Pacific and Africa/Mazda Segment

Ford Asia Pacific and Africa. The decline in earnings reflected a charge related to the disposition of certain dealerships, offset partially by favorable changes in exchange rates and higher vehicle unit sales.

Mazda and Associated Operations. The change primarily reflected improvements in our Mazda-related investments.

Other Automotive

The improvement in results primarily reflected higher tax-related interest on refund claims and the favorable effect on interest expense of the settlements in 2004 of prior-year federal and state tax audits and 2004 debt repurchases. This was offset partially by the reclassification of interest expense on our 6.50% Junior Subordinated Debentures due 2032 held by a subsidiary trust, Ford Motor Company Capital Trust II.

FINANCIAL SERVICES SECTOR RESULTS OF OPERATIONS

2005 Compared with 2004

Details of the full year Financial Services sector Income/(loss) before income taxes for 2005 and 2004 are shown below (in millions):

	Income/(Loss) Before Income Taxes
	2005	2004	2005 Over/(Under) 2004
Ford Credit	$3,861	$4,431	$(570)
Hertz operating results (a)	974	493	481
Other Financial Services operating results	(39)	84	(123)
Gain on sale of Hertz (b)	1,095	—	1,095
Total Financial Services sector	$5,891	$5,008	$883
__________
(a) Includes amortization expense related to intangibles recognized upon consolidation of Hertz.
(b) The segment presentation of the gain on sale of Hertz in Note 24 of the Notes to the Financial Statements is $1,006 million in the Hertz segment and $89 million in Other Financial
      Services.

Ford Credit

Ford Credit's income before income taxes was down $570 million. The decrease in earnings primarily reflected higher borrowing costs and the impact of lower retail receivable levels, offset partially by improved credit loss performance.

Ford Credit reviews its business performance from several perspectives, including:

• On-balance sheet basis. Includes the receivables Ford Credit owns and receivables sold for legal purposes that remain on Ford Credit’s balance sheet;

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

• Securitized off-balance sheet basis. Includes receivables sold in securitization transactions that are not reflected on Ford Credit’s balance sheet;

• Managed basis. Includes on-balance sheet and securitized off-balance sheet receivables that Ford Credit continues to service; and

• Serviced basis. Includes managed receivables and receivables sold in whole-loan sale transactions where Ford Credit retains no interest in the sold receivables, but which it continues to service.

Ford Credit analyzes its financial performance primarily on an on-balance sheet and managed basis. It retains interests in receivables sold in off-balance sheet securitizations and, with respect to subordinated retained interests, has credit risk. As a result, it evaluates credit losses, receivables and leverage on a managed basis as well as on an on-balance sheet basis. In contrast, Ford Credit does not have the same financial interest in the performance of receivables sold in whole-loan sale transactions, and as a result, Ford Credit generally reviews the performance of its serviced portfolio only to evaluate the effectiveness of its origination and collection activities. To evaluate the performance of these activities, Ford Credit monitors a number of measures, such as repossession statistics, losses on repossessions and the number of bankruptcy filings.

Ford Credit’s operating results are impacted significantly by the level of its receivables, which are shown below (in billions):

	December 31,
	2005	2004
On-Balance Sheet (including on-balance sheet securitizations)
Finance receivables
Retail installment	$65.7	$81.7
Wholesale	39.6	23.8
Other	4.6	5.3
Total finance receivables, net	109.9	110.8
Net investment in operating leases	22.2	21.9
Total on-balance sheet*	$132.1	$132.7
Memo: Allowance for credit losses included above	$1.6	$2.4
Securitized Off-Balance Sheet
Finance receivables
Retail installment	$18.0	$16.7
Wholesale	—	18.9
Other	—	—
Total finance receivables	18.0	35.6
Net investment in operating leases	—	—
Total securitized off-balance sheet	$18.0	$35.6
Managed
Finance receivables
Retail installment	$83.7	$98.4
Wholesale	39.6	42.7
Other	4.6	5.3
Total finance receivables, net	127.9	146.4
Net investment in operating leases	22.2	21.9
Total managed	$150.1	$168.3
Serviced	$153.0	$172.3
__________
*  At December 31, 2005 and December 31, 2004, finance receivables of $44.7 billion and $16.9 billion, respectively, have been sold for legal purposes to consolidated securitization special purpose entities ("SPEs"). In addition, at December 31, 2005, and December 31, 2004, interests in operating leases and the related vehicles of $6.5 billion and $2.5 billion, respectively, have been transferred for legal purposes to consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay Ford Credit’s other obligations or the claims of Ford Credit’s other creditors.

On-Balance Sheet Receivables. On-balance sheet receivables decreased from year-end 2004 primarily reflecting lower retail contract placement volumes. The decrease was largely offset by the accounting consolidation of Ford Credit's off-balance sheet wholesale securitization program as a result of certain changes made to the program in the fourth quarter of 2005, which caused the receivables previously sold by Ford Credit to this program to be reported on-balance sheet.

Securitized Off-Balance Sheet Receivables. Total securitized off-balance sheet receivables declined primarily reflecting the accounting consolidation discussed above.

Managed and serviced receivables decreased from year-end 2004 primarily reflecting lower retail contract placement volumes.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table shows worldwide credit losses net of recoveries ("charge-offs") for Ford Credit for the various categories of financing during the periods indicated. The loss-to-receivables ratios, which equal charge-offs divided by the average amount of receivables outstanding for the period, are shown below for Ford Credit's on-balance sheet and managed portfolios.

	2005	2004	2005 Over/(Under) 2004
Charge-offs (in millions)
On-Balance Sheet
Retail installment and lease	$681	$1,281	$(600)
Wholesale	23	43	(20)
Other	2	3	(1)
Total on-balance sheet	$706	$1,327	$(621)

Reacquired Receivables (retail)*	$22	$74	$(52)

Securitized Off-Balance Sheet
Retail installment and lease	$127	$244	$(117)
Wholesale	—	—	—
Other	—	—	—
Total securitized off-balance sheet	$127	$244	$(117)
Managed
Retail installment and lease	$830	$1,599	$(769)
Wholesale	23	43	(20)
Other	2	3	(1)
Total managed	$855	$1,645	$(790)
Loss-to-Receivables Ratios
On-Balance Sheet
Retail installment and lease	0.72%	1.25%	(0.53	) pts.
Wholesale	0.09	0.20	(0.11)
Total including other	0.57%	1.02%	(0.45	) pts.
Managed
Retail installment and lease	0.73%	1.29%	(0.56	) pts.
Wholesale	0.06	0.10	(0.04)
Total including other	0.54%	0.96%	(0.42	) pts.
__________
*  Reacquired receivables reflect the amount of receivables that resulted from the accounting consolidation of Ford Credit's FCAR Owner Trust retail securitization program ("FCAR") in the second quarter of 2003.

Charge-offs and loss-to-receivable ratios for Ford Credit's on-balance sheet, securitized off-balance sheet and managed portfolios declined from a year ago, primarily reflecting fewer repossessions and a lower average loss per repossession. These improvements resulted from a higher-quality retail installment and lease portfolio, higher used vehicle prices and enhancements to Ford Credit's collection practices. Lower levels of retail installment receivables also contributed to reduced charge-offs.

Shown below is an analysis of Ford Credit’s allowance for credit losses related to finance receivables and operating leases for the years ended December 31 (dollar amounts in billions):

	2005	2004
AlAllowance for Credit Losses
Balance, beginning of year	$2.4	$2.9
Provision for credit losses	0.2	0.9
Deductions
Charge-offs	1.2	1.8
Recoveries	(0.5)	(0.5)
Net charge-offs	0.7	1.3
Other changes, principally amounts related to finance receivables sold and translation adjustments	0.3	0.1
Net deductions	1.0	1.4
Balance, end of year	$1.6	$2.4
Allowance for credit losses as a percentage of end-of-period net receivables	1.19%	1.80%

The allowance for credit losses decreased about $800 million from year-end 2004, primarily reflecting improved charge-off performance and the effect of lower retail receivable levels.

Hertz Operating Results

The improvement in Hertz operating results primarily reflected the cessation of depreciation on long-lived assets from the point Hertz was held for sale (i.e., September 2005) until it was sold, higher car and equipment rental volumes and improved pricing for equipment rental.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Financial Services Operating Results

The decrease in earnings primarily reflected the non-recurrence of a 2004 property clean-up settlement, and, in 2005, lower property sales and the write-off of aircraft leases related to the bankruptcy of Delta Air Lines.

2004 Compared with 2003

Details of the full-year Financial Services sector Income/(loss) before income taxes for 2004 and 2003 are shown below (in millions):

	Income/(Loss) Before Income Taxes
	2004	2003	2004 Over/(Under) 2003
Ford Credit	$4,431	$2,956	$1,475
Hertz*	493	228	265
Other Financial Services	84	63	21
Total Financial Services sector	$5,008	$3,247	$1,761
__________
* Includes amortization expense related to intangibles recognized upon consolidation of Hertz.

Ford Credit

The increase in income before income taxes primarily reflected improved credit loss performance and improved leasing results. The improved credit loss performance primarily resulted from fewer repossessions and a lower average loss per repossession. The improvement in leasing results primarily reflected higher used vehicle prices and a reduction in the percentage of vehicles returned to Ford Credit at lease termination.

Hertz

The improvement in earnings primarily reflected higher vehicle and equipment rental volumes, lower fleet costs and higher proceeds received in excess of book value on the disposal of used vehicle and equipment, offset partially by lower pricing.

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

Gross Cash. Automotive gross cash includes cash and cash equivalents, marketable and loaned securities and assets contained in a short-term Voluntary Employee Beneficiary Association trust ("VEBA"), a trust which may be used to pre-fund certain types of company paid benefits for U.S. employees and retirees. Gross cash as of December 31, 2005, 2004 and 2003 is detailed below (in billions):

	December 31,
	2005	2004	2003
Cash and cash equivalents	$13.4	$10.1	$6.9
Marketable securities	6.9	8.3	9.3
Loaned securities*	3.4	1.1	5.7
Total cash, marketable securities and loaned securities	23.7	19.5	21.9
Short-term VEBA assets	1.4	4.1	4.0
Gross cash	$25.1	$23.6	$25.9
__________
* As part of our investment strategy, we engage in securities lending to improve the returns on our cash portfolios. See Note 5 of the Notes to the Financial Statements for additional discussion on securities lending.

In managing our business, we classify changes in Automotive gross cash into two categories: operating-related and other (which primarily includes pension and long-term VEBA contributions, tax refunds, capital transactions with the Financial Services sector, and acquisitions and divestitures). Our key metric is operating-related cash flow, which best represents the ability of our Automotive

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

operations to generate cash. We believe the cash flow analysis reflected in the table below, which differs from a cash flow statement presented in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"), is useful to investors because it includes cash flow elements that we consider to be related to our operating activities (e.g., capital spending) that are not included in Net cash flows from operating activities, the most directly comparable U.S. GAAP financial measure.

Changes in Automotive gross cash for the last three years are summarized below (in billions):

	2005	2004	2003
Gross cash at end of period	$25.1	$23.6	$25.9
Gross cash at beginning of period	23.6	25.9	25.3
Total change in gross cash	$1.5	$(2.3)	$0.6

Operating-related cash flow
Automotive income/(loss) before income taxes	$(3.9)	$(0.2)	$(1.9)
Non-cash portion of special items	1.2	1.1	2.0
Capital expenditures	(7.1)	(6.3)	(7.4)
Depreciation and special tools amortization	8.1	6.4	5.5
Changes in receivables, inventory and trade payables (a)	1.3	(0.4)	(1.0)
Other (b)	(1.3)	0.4	2.9
Total operating-related cash flows	(1.7)	1.0	0.1

Other changes in cash
Funded pension plans/long-term VEBA contributions	(2.7)	(5.0)	(4.8)
Tax refunds	0.3	0.3	1.7
Capital transactions with Financial Services sector (c)	2.3	4.2	3.6
Acquisitions and divestitures (d)	5.3	0.4	0.5
Dividends paid to shareholders	(0.7)	(0.7)	(0.7)
Changes in total Automotive sector debt	(0.5)	(2.4)	(0.1)
Cash from Variable Interest Entity ("VIE") consolidations (e)	—	—	0.3
Other (f)	(0.8)	(0.1)	—
Total change in gross cash	$1.5	$(2.3)	$0.6
__________
(a)	In 2005, we took measures to improve our working capital, including reducing inventory (both production materials and finished vehicles) and changing the way our European affiliates pay suppliers.
(b)	Primarily expense and payment timing differences for items such as marketing, warranty, pension and OPEB.
(c)	Primarily dividends received from Ford Credit, excluding proceeds from Financial Services sector divestitures paid to the Automotive sector.
(d)	In 2005, primarily proceeds from the sale of Hertz and the final payment for the Land Rover acquisition.
(e)	See Note 17 of the Notes to the Financial Statements for a discussion of VIEs.
(f)
In 2005, primarily cash flow associated with the acquisition of ACH from Visteon (an outflow of about $700 million), dividends to minority shareholders of consolidated subsidiaries (an outflow of about $200 million), and the net issuance of Ford Common stock under employee savings plans (an inflow of about $200 million).

Shown in the table below is a reconciliation between financial statement Net cash flows from operating activities and operating-related cash flows (calculated as shown in the table above), for the last three years (in billions):

	2005	2004	2003
Net cash flows from operating activities	$5.4	$7.0	$2.9
Items included in operating-related cash flow
Capital expenditures	(7.1)	(6.3)	(7.3)
Net transactions between Automotive and Financial Services sectors (a)	(0.4)	1.3	1.2
Net sales/(purchases) of trading securities	0.6	(5.6)	(1.6)
Other (b)	(2.6)	(0.1)	1.8
Items not included in operating-related cash flow
Pension and long-term VEBA contributions	2.7	5.0	4.8
Tax refunds	(0.3)	(0.3)	(1.7)
Operating-related cash flows	$(1.7)	$1.0	$0.1
__________
(a)	Primarily payables and receivables between the sectors in the normal course of business, as shown in our Condensed Sector Statement of Cash Flows for the Automotive sector.
(b)	Primarily the exclusion of cash flow from short-term VEBA contribution/(drawdown).

Debt and Net Cash. At December 31, 2005, our Automotive sector had total debt of $17.9 billion, compared with $18.4 billion a year ago. Total senior debt at December 31, 2005 was $12.7 billion, compared with $13.1 billion at December 31, 2004. The decrease in senior debt primarily reflected repurchases of debt securities in the open market. Ford Motor Company Capital Trust II had outstanding $5.0 billion of trust preferred securities at December 31, 2005 and 2004.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

At December 31, 2005, our Automotive sector had net cash (defined as gross cash less total senior and subordinated debt) of $7.2 billion, compared with $5.2 billion at the end of 2004.

The weighted-average maturity of our total long-term debt (including subordinated debt), substantially all of which is fixed-rate debt, is approximately 25 years with $4.3 billion maturing by December 31, 2025. The weighted-average maturity of total debt (long-term and short-term including subordinated debt) is approximately 25 years. For additional information on debt, see Note 16 of the Notes to the Financial Statements.

Seasonal Working Capital Funding. In July 2005, we raised $2.0 billion of seasonal working capital funding to reduce the cash volatility that results from our summer plant shutdown period. The funding was in the form of 60-day bank loans which were repaid in early September.

Credit Facilities. At December 31, 2005, the Automotive sector had $7.1 billion of contractually committed credit facilities with financial institutions, of which $6.9 billion were available for use. For further discussion of our committed credit facilities, see Note 16 of the Notes to the Financial Statements.

Pension Plan Contributions. In 2005, U.S. pension funding reform proposals were passed in both the House of Representatives and the Senate. Although a final bill has not yet been completed, it is likely that a final bill will be passed and signed into law in 2006. It is anticipated that this law would institute more stringent funding requirements for U.S. defined benefit pension plans beginning in 2007. U.K. pension reform was passed in November 2004, and could affect funding requirements beginning in 2007. For a discussion of pension plan contributions we have made in 2005 and expect to make in 2006, see Note 23 of the Notes to the Financial Statements.

Financial Services Sector

Ford Credit

Ford Credit's funding strategy is to maintain liquidity and access to diverse funding sources that are cost effective. As a result of lower credit ratings, Ford Credit's unsecured borrowing costs have increased, its access to the unsecured debt market has become more restricted, and its outstanding short- and long-term unsecured debt balances have declined. In response, Ford Credit has increased its use of securitization and other asset-related sources of liquidity, and will continue to expand and diversify its asset-backed funding by asset class, region and channel. In addition, Ford Credit will continue to participate in the whole-loan market and access the unsecured term-debt market opportunistically. Over time, Ford Credit may also need to reduce further the amount of receivables it purchases. A significant reduction in the amount of purchased receivables would significantly reduce Ford Credit's ongoing profits, and could adversely affect its ability to support the sale of our vehicles.

Debt and Cash. Ford Credit’s total debt was $134.5 billion at December 31, 2005, down $9.8 billion compared with a year ago, primarily reflecting repayment of maturing debt and lower funding requirements due to lower asset levels. Ford Credit’s outstanding unsecured commercial paper at December 31, 2005 totaled $1.0 billion, down $7.9 billion compared with a year ago, reflecting decreased investor demand.

At December 31, 2005, Ford Credit had cash and cash equivalents of $17.9 billion, compared with $12.7 billion at year-end 2004. In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit’s short-term funding needs and give Ford Credit flexibility in the use of its other funding programs.

Funding. Ford Credit requires substantial funding in the normal course of business. Ford Credit’s funding requirements are driven mainly by the need to: (i) purchase retail installment sale contracts and retail lease contracts to support the sale of Ford products, which are influenced by Ford-sponsored special financing programs that are available exclusively through Ford Credit, (ii) provide wholesale financing and capital financing for Ford dealers, and (iii) repay its debt obligations.

Ford Credit’s funding sources include sales of receivables in securitizations and other structured financings, unsecured debt issuances and bank borrowings. Unsecured debt issuance consists of short- and long-term unsecured debt, placed directly by Ford Credit or through securities dealers or underwriters in U.S. and international capital markets, and reaches both retail and institutional investors. During 2005, Ford Credit continued to meet a significant portion of its funding requirements through securitizations because of their lower relative costs given our credit ratings (as described below), the stability of the market for asset-backed securities, and the

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

diversity of funding sources that they provide. Securitized funding (both on- and off-balance sheet, net of retained interests) as a percent of total managed receivables was as follows at the end of each of the last three years: 2005 - 38%, 2004 - 26%, 2003 - 25%.

Ford Credit issues unsecured commercial paper in the United States, Europe and other international markets, with sales mostly to qualified institutional investors. In addition to its commercial paper programs, Ford Credit also obtains short-term funding from the sale of floating rate demand notes under a program referred to as Ford Interest Advantage, and such notes may be redeemed at any time at the option of the holder thereof without restriction. At December 31, 2005, the principal amount outstanding of such notes was $6.7 billion. Ford Credit does not hold reserves to fund the payment of the demand notes or any other short-term funding obligation. Ford Credit’s policy is to have sufficient cash and cash equivalents, unused committed bank-sponsored asset-backed commercial paper issuer ("conduit") capacity, securitizable assets, and back-up credit facilities to provide liquidity for all of its short-term funding obligations.

The following table illustrates Ford Credit’s term public funding issuances for 2004 and 2005 and its planned issuances for 2006 (in billions):

	2006 Forecast	2005	2004
Unsecured Term Debt
Institutional	$0 - 2	$8	$7
Retail	0 - 1	1	5
Total unsecured term debt	0 - 3	9	12
Term Public Securitization (a)	8 - 12	12	6
Total term public funding	$8 - 15	$21	$18
Memo - Not Included Above
Private transactions (b)	$25 - 35	$18	$10

__________
(a) Reflects new issuance and includes funding from discontinued operations in 2004; excludes whole-loan sales and other structured financings.
(b) Includes private securitizations, other structured financings and whole-loan sales; excludes sales to Ford Credit's on-balance sheet asset-backed commercial paper programs and proceeds from revolving transactions.

The cost of both debt and funding in securitizations is based on a margin or spread over a benchmark interest rate, such as interest rates paid on U.S. Treasury securities of similar maturities. Ford Credit's unsecured spreads have been very volatile over the last three years, as a result of market perception and its lower credit ratings, whereas its securitized funding spreads (which are based on the underlying finance receivables and credit enhancements) have not. In 2005, Ford Credit's unsecured long-term debt funding spreads fluctuated between 165 and 660 basis points above comparable U.S. Treasury securities, while its spreads on securitized funding fluctuated between 42 and 58 basis points above comparable U.S. Treasury securities.

Ford Credit has a program to sell retail installment sale contracts in transactions where it retains no interest and thus no exposure to the sold assets. These transactions, referred to as "whole-loan sale transactions," provide liquidity by enabling Ford Credit to reduce its managed receivables and its need for funding to support those receivables. In 2005, Ford Credit sold $1.5 billion of receivables in a whole-loan sale transaction. Total outstanding receivables sold in whole-loan sale transactions at December 31, 2005 were $2.9 billion.

For additional funding and to maintain liquidity, Ford Credit and its majority-owned subsidiaries, including FCE Bank plc ("FCE"), have contractually committed credit facilities with financial institutions that totaled $6.2 billion at December 31, 2005, of which $5.1 billion were available for use. Of the lines available for use, 36% are committed through June 30, 2010. Of the $6.2 billion, $3.8 billion constitute Ford Credit facilities ($3.2 billion global and about $600 million non-global) and $2.4 billion constitute FCE facilities ($2.3 billion global and about $100 million non-global). In addition, at December 31, 2005, banks provided $18.7 billion of contractually committed liquidity facilities exclusively to support Ford Credit's two on-balance sheet asset-backed commercial paper programs; $18.2 billion supported Ford Credit's FCAR retail program and $500 million supported Ford Credit's wholesale securitization program ("Motown Notes"). Ford Credit also has entered into agreements with several bank-sponsored conduits under which such conduits are contractually committed to purchase from Ford Credit, at Ford Credit’s option, retail receivables for proceeds of up to approximately $16.2 billion. At December 31, 2005, $5.5 billion of these conduit commitments were in use. For further discussion of these facilities and agreements, see Note 16 of the Notes to the Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing and assessing its capital structure. Ford Credit calculates leverage on a financial statement basis and on a managed basis using the following formulas:

Financial Statement Leverage	=	Total Debt
Equity
		Total Debt	+	Securitized Off-Balance Sheet Receivables	-	Retained Interest in Securitized Off-Balance Sheet Receivables	-	Cash and Cash Equivalents	-	Fair Value Hedge Accounting Adjustments on Total Debt
Managed Leverage	=
				Equity	+	Minority Interest	-	Fair Value Hedge Accounting Adjustments on Equity

The following table illustrates the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	December 31,
	2005	2004	2003
Total debt	$134.5	$144.3	$149.7
Total stockholder’s equity	10.7	11.5	12.5
Debt-to-equity ratio (to 1)	12.5	12.6	12.0

The following table illustrates the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	December 31,
	2005	2004	2003
Total debt	$134.5	$144.3	$149.7
Securitized off-balance sheet receivables outstanding (a)	18.0	37.7	49.4
Retained interest in securitized off-balance sheet receivables (b)	(1.4)	(9.5)	(13.0)
Adjustments for cash and cash equivalents	(17.9)	(12.7)	(15.7)
Fair value hedge accounting adjustments	(1.6)	(3.2)	(4.7)
Total adjusted debt	$131.6	$156.6	$165.7
Total stockholder’s equity (including minority interest)	$10.7	$11.5	$12.5
Fair value hedge accounting adjustments	—	(0.1)	0.2
Total adjusted equity	$10.7	$11.4	$12.7
Managed debt-to-equity ratio (to 1)	12.3	13.7	13.0
__________
(a)	Includes securitized funding from discontinued operations in 2003 and 2004.
(b)	Includes retained interest in securitized receivables from discontinued operations in 2003 and 2004.

Ford Credit believes that managed leverage is useful to its investors because it reflects the way Ford Credit manages its business. Ford Credit retains interests in receivables sold in off-balance sheet securitization transactions and, with respect to subordinated retained interests, is exposed to credit risk. Accordingly, Ford Credit considers securitization as an alternative source of funding and evaluates charge-offs, receivables and leverage on a managed as well as a financial statement basis. Ford Credit also deducts cash and cash equivalents because they generally correspond to excess debt beyond the amount required to support its operations. In addition, Ford Credit adds its minority interests to its financial statement equity because all of the debt of such consolidated entities is included in its total debt. Ford Credit makes fair value hedge accounting adjustments to its assets, debt and equity positions to reflect the impact of interest rate instruments Ford Credit uses in connection with its term-debt issuances and securitizations. The fair value hedge accounting adjustments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. Ford Credit generally repays its debt obligations as they mature. As a result, Ford Credit excludes the impact of the fair value hedge accounting adjustments on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates. Accordingly, the managed leverage measure provides Ford Credit’s investors with meaningful information regarding management’s decision-making processes.

Ford Credit's managed leverage strategy involves establishing a leverage level that takes into consideration prevailing market conditions and reflects the risk characteristics of its business. At December 31, 2005, Ford Credit's managed leverage was 12.3 to 1, compared with 13.7 to 1 a year ago. Ford Credit plans to continue to reduce its managed leverage in 2006. In 2005, Ford Credit paid cash dividends of $2.75 billion.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Total Company

Stockholders' Equity. Our stockholders' equity was $13.0 billion at December 31, 2005, down $3.1 billion compared with December 31, 2004. The decrease primarily reflected foreign currency translation adjustments, net losses on derivative instruments, and cash dividends, offset partially by net income. For additional discussion of foreign currency translation adjustments and derivative instruments, see Notes 1 and 20, respectively, of the Notes to the Financial Statements.

Credit Ratings. Our short- and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations ("NRSROs") by the Securities and Exchange Commission:

• Dominion Bond Rating Service Limited ("DBRS");

• Fitch, Inc. ("Fitch");

• Moody’s Investors Service, Inc. ("Moody's"); and

• Standard & Poor’s Rating Services, a division of McGraw-Hill Companies, Inc. ("S&P").

In several markets, locally recognized rating agencies also rate us. A credit rating reflects an assessment by the rating agency of the credit risk associated with particular securities we issue, based on information provided by us and other sources. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk, and therefore ratings should be evaluated independently for each rating agency. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets. The NRSROs have indicated that our lower ratings are primarily a reflection of the rating agencies' concerns regarding our automotive cash flow and profitability, declining market share, excess industry capacity, industry pricing pressure and rising health care costs.

Ford. In December 2005, Fitch lowered Ford's long-term rating to BB+ from BBB-, lowered our short-term rating to B from F2 and maintained our outlook at Negative. In January 2006, S&P lowered our long-term rating to BB- from BB+, lowered our short-term rating to B-2 from B-1 and maintained our outlook at Negative. In January 2006, Moody's lowered our long-term rating to Ba3 from Ba1 and maintained our outlook at Negative. In January 2006, DBRS lowered our long-term rating to BB (low) from BB (high), affirmed our short-term rating at R-3 (high) and maintained our trend at Negative.

Ford Credit. In December 2005, Fitch lowered Ford Credit's long-term rating to BB+ from BBB-, lowered Ford Credit's short-term rating to B from F2 and maintained Ford Credit's outlook at Negative. In January 2006, S&P lowered Ford Credit's long-term rating to BB- from BB+, lowered Ford Credit's short-term debt rating to B-2 from B-1 and maintained Ford Credit's outlook at Negative. In January 2006, Moody's lowered Ford Credit's long-term rating to Ba2 from Baa3, lowered Ford Credit's short-term rating to Not Prime ("NP") from P3 and maintained Ford Credit's outlook at Negative. In January 2006, DBRS lowered Ford Credit's long-term rating to BB from BBB (low), lowered Ford Credit's short-term rating to R-3 (high) from R-2 (low) and maintained Ford Credit's trend at Negative.

The following chart summarizes our present credit ratings and the outlook assigned by four of the nationally recognized statistical rating organizations:

	DBRS			Fitch			Moody's			S&P
	Long- Term	Short-Term	Trend	Long-Term	Short-Term	Outlook	Long-Term	Short-Term	Outlook	Long-Term	Short-Term	Outlook
Ford	BB (low)	R-3 (high)	Negative	BB+	B	Negative	Ba3	NA	Negative	BB-	B-2	Negative
Ford Credit	BB	R-3 (high)	Negative	BB+	B	Negative	Ba2	NP	Negative	BB-	B-2	Negative

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OUTLOOK

We have set and communicated the following planning assumptions and operational metrics:

Industry Volume (SAAR incl. heavy trucks)	Planning Assumptions
U.S.	17.0 million units
Europe	17.3 million units

Industry Net Pricing
U.S	Slightly negative
Europe	Slightly negative

Operation Metrics	2006 Milestones
Quality	Improved
Market share	Flat to improved
Automotive cost performance*	Favorable
Capital spending	About $7 billion
__________
* At constant volume, mix and exchange; excluding special items.

Automotive Cost Performance. We expect commodity costs to continue to increase in 2006. We also expect depreciation and amortization expenses to increase in 2006 compared with 2005, primarily because capacity reduction actions pursuant to our Way Forward plan will result in accelerated depreciation of assets at certain manufacturing facilities. We expect our quality-related costs in 2006 to be about the same as in 2005; although we expect favorable performance in our vehicle quality, we will not have the recurrence of the favorable impact of a $240 million settlement reached in 2005 with Bridgestone-Firestone North American Tire, LLC. Pension and OPEB expenses in 2006 also are expected to be about the same as last year, with the modifications to retiree health care programs (discussed above under "Overview") offsetting the impact of these expenses for our employees previously assigned to Visteon, as well as lower discount rates and lower assumed rates of return. Manufacturing, engineering and overhead costs are expected to be lower in 2006, reflecting personnel reductions and other efficiencies. Product costs are expected to be favorable in 2006 compared with 2005, as we begin to see the benefits of the material cost reduction plan discussed above under "Overview." Overall, excluding special items and at constant volume, mix, and exchange, we expect our cost performance to be favorable in 2006, compared with 2005.

Automotive Results. Our automotive operations in North America are projected to post a pre-tax loss in 2006. However, subject to the risks described below, we expect these operations to be profitable no later than 2008, although the progression to profitability will not necessarily be linear or smooth. Subject to the risks described below, we expect each of our other automotive business units to be profitable on a pre-tax basis in 2006. Overall, we expect our total automotive operations to be unprofitable in 2006 due to the expected performance of our North American operations.

These expected results include certain pre-tax charges (i.e., special items) of about $1 billion that we anticipate in 2006. These charges will include the costs associated with the Way Forward plan through 2006, which are estimated to include pre-tax charges and cash expenditures of $250 million for hourly personnel reductions, and pre-tax charges (primarily non-cash) of $250 million for fixed asset write-offs. The remainder of these charges relates to personnel reduction actions in Europe and, to a lesser extent, at our ACH operations.

In addition, in connection with the Way Forward plan, we are reviewing costs relating to the guaranteed employment numbers ("GEN") provision of our collective bargaining agreement with the UAW. Under this GEN provision, we are required to pay idled workers who meet certain conditions substantially all of their wages and benefits for the term of the current agreement. Heretofore, we have had relatively few employees subject to the GEN provision; however, we expect the number of employees subject to the GEN provision to grow in the near term as a result of the hourly personnel reduction actions that are part of the Way Forward plan. We are presently assessing the appropriate accounting treatment for and amount of these GEN costs, including the extent, if any, to which future GEN costs should be accrued in the first quarter of 2006.

Financial Services Results. Our Financial Services sector is projected to be profitable in 2006, but less profitable than in 2005 because of the absence of earnings from Hertz (including the gain on sale) and lower expected earnings at Ford Credit. For 2006, we expect Ford Credit's managed receivables to decline to between $140 billion and $145 billion. Ford Credit's 2006 earnings are expected to be lower than in 2005 because of the impact of the lower level of receivables and the impact of higher interest rates.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Continued decline in market share;
•	Continued or increased price competition resulting from industry overcapacity, currency fluctuations or other factors;
•	A market shift (or an increase in or acceleration of market shift) away from sales of trucks or sport utility vehicles, or from sales of other more profitable vehicles in the United States;
•	A significant decline in industry sales, particularly in the United States or Europe, resulting from slowing economic growth, geo-political events or other factors;
•	Lower-than-anticipated market acceptance of new or existing products;
•	Continued or increased high prices for or reduced availability of fuel;
•	Currency or commodity price fluctuations;
•	Adverse effects from the bankruptcy or insolvency of a major competitor;
•	Economic distress of suppliers that has in the past and may in the future require us to provide financial support or take other measures to ensure supplies of components or materials;
•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;
•	Single-source supply of components or materials;
•	Labor or other constraints on our ability to restructure our business;
•	Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends);
•	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
•	Increased safety, emissions, fuel economy or other (e.g., pension funding) regulation resulting in higher costs, cash expenditures, and/or sales restrictions;
•	Unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;
•
A change in our requirements for parts or materials where we have entered into long-term supply arrangements that commit us to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller ("take-or-pay contracts");

•	Inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades or otherwise;
•	Higher-than-expected credit losses;
•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;
•	Changes in interest rates;
•	Collection and servicing problems related to finance receivables and net investment in operating leases;
•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles;
•	New or increased credit, consumer or data protection or other regulations resulting in higher costs and/or additional financing restrictions; and
•	Inability to implement the Way Forward plan.

We cannot be certain that any expectation, forecast or assumption made by management in preparing these forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise. For additional discussion of these risks, see "Item 1A. Risk Factors."

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

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

See Note 27 of the Notes to the Financial Statements for more information regarding costs and assumptions for warranties and additional service actions.

Pensions

Nature of Estimates Required. The estimation of our pension obligations, costs and liabilities requires that we make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as salary increases and demographic experience. These assumptions may have an effect on the amount and timing of future contributions.

Assumptions and Approach Used. The assumptions used in developing the required estimates include the following key factors:

•	Discount rates

•	Salary growth

•	Retirement rates

•	Expected contributions

•	Inflation

•	Expected return on plan assets

•	Mortality rates

We base the discount rate assumption primarily on the results of a cash flow matching analysis, which matches the future cash outflows for each major plan to a yield curve comprised of high quality bonds specific to the country of the plan. Our inflation assumption is based on an evaluation of external market indicators. The salary growth assumption reflects our long-term actual experience, the near-term outlook, and assumed inflation. The expected return on plan assets assumption reflects historical plan returns and long-run inputs from a range of internal and external advisors for capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy. We also consider peer data in setting the expected return on asset assumption. The expected amount and timing of contributions is based on an assessment of minimum requirements, and additional amounts based on cash availability and other considerations (e.g., funded status, avoidance of Pension Benefit Guaranty Corporation ("PBGC") penalty premiums, U.K. Pension Protection Fund levies, and tax efficiency). Retirement and mortality rates are developed to reflect actual and projected plan experience. Plan obligations and costs are based on existing retirement plan provisions. No assumption is made regarding any potential future changes to benefit provisions beyond those to which we are presently committed (e.g., in existing labor contracts). The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses. Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

See Note 23 of the Notes to the Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

Sensitivity Analysis. The December 31, 2005 funded status of our pension plans is affected by December 31, 2005 assumptions. Pension expense for 2005 is based on the plan design and assumptions as of December 31, 2004. Note that these sensitivities may be asymmetric, and are specific to 2005. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase/(decrease) in selected factors is shown below (in millions):

Increase/(Decrease) in:
	Percentage	December 31, 2005
	Point	U.S. Plans	Non-U.S. Plans		2005 Expense
Assumption	Change	Funded Status	Funded Status	Equity	U.S. Plans	Non-U.S. Plans
Discount rate	+/- 1.0 pt.	$4,690/$(5,250)	$4,280/$(5,310)	$3,450/$(6,560)	$(110)/$320	$(330)/$430
Actual return on assets	+/- 1.0	390/(390)	180/(180)	1,400/(200)	—	—
Expected return on assets	+/- 1.0	—	—	—	(380)/380	(150)/150

The foregoing indicates that changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders' equity and expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether adjustments to our stockholders' equity for minimum pension liability in subsequent years will be significant.

Other Postretirement Employee Benefits (Retiree Health Care and Life Insurance)

Nature of Estimates Required. The estimation of our obligations, costs and liabilities associated with other postretirement employee benefits ("OPEB") (i.e., retiree health care and life insurance) requires that we make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as health care cost increases, salary increases and demographic experience, which may have an effect on the amount and timing of future payments.

Assumptions and Approach Used. The assumptions used in developing the required estimates include the following key factors:

•	Discount rates

•	Salary growth

•	Retirement rates

•	Expected contributions

•	Health care cost trends

•	Expected return on plan assets

•	Mortality rates

Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, anticipated efficiencies and other cost-mitigation actions (including eligibility management, employee education and wellness, competitive sourcing and appropriate employee cost sharing) and an assessment of likely long-term trends. We base the discount rate assumption primarily on the results of a cash flow matching analysis, which matches the future cash outflows for each plan to a yield curve comprised of high quality bonds specific to the country of the plan. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. The expected return on plan assets assumption reflects historical plan returns and inputs from a range of internal and external advisors for capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy. We also consider peer data in setting the expected return on asset assumption. The expected amount and timing of contributions is based on an assessment of cash availability and other considerations (e.g., funded status and tax efficiency). Retirement and mortality rates are developed to reflect actual and projected plan experience. Plan obligations and costs are based on existing retirement plan provisions. No assumption is made regarding any potential future changes to benefit provisions beyond those to which we are presently committed (e.g., in existing labor contracts). The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses. Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

See Note 23 of the Notes to the Financial Statements for more information regarding costs and assumptions for other postretirement benefits.

Sensitivity Analysis. The December 31, 2005 OPEB obligation is affected by December 31, 2005 assumptions. OPEB expense for 2005 is based on the plan design and assumptions as of December 31, 2004. Note that these sensitivities may be asymmetric, and are specific to 2005. They are not additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase/(decrease) in selected assumptions is shown below (in millions):

Effect on U.S. and Canadian Plans: Increase/(Decrease)
Assumption	Percentage Point Change		December 31, 2005 Obligation	2005 Expense
Discount rate	+/- 1.0	pt.	$(5,540)/$6,330	$(460)/$530
Health care cost trend rates — total expense	+/- 1.0		4,910/(3,890)	830/(650)
Health care cost trend rates — service and interest expense	+/- 1.0		4,910/(3,890)	490/(380)

Allowance for Credit Losses — Financial Services Sector

The allowance for credit losses is Ford Credit's estimate of credit losses related to impaired finance receivables and operating leases at the date of the financial statements. Ford Credit monitors credit loss performance monthly and assesses the adequacy of its allowance for credit losses quarterly. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain.

Nature of Estimates Required. Ford Credit estimates the credit losses related to impaired finance receivables and operating leases by evaluating several factors including historical credit loss trends, the credit quality of its present portfolio, trends in historical and projected used vehicle values and general economic measures.

Assumptions Used. Ford Credit makes projections of two key assumptions:

• Frequency. The number of finance receivables and operating lease contracts that it expects will default over a period of time, measured as repossessions; and

• Loss severity. The expected difference between the amount a customer owes Ford Credit when it charges off the finance contract and the amount it receives, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer.

Ford Credit uses these assumptions to assist in setting its allowance for credit losses. See Note 14 of the Notes to the Financial Statements for more information regarding allowance for credit losses.

Sensitivity Analysis. Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions is shown below for Ford, Lincoln and Mercury brand vehicles in the United States (in millions):

Increase/(Decrease)
Assumption	Percentage Point Change		December 31, 2005 Allowance for Credit Losses	2005 Expense
Repossession rates *	+/- 0.1	pt.	$40/$(40)	$40/$(40)
Loss severity	+/- 1.0		10/(10)	10/(10)
__________
* Reflects the number of finance receivables and operating lease contracts that we expect will default over a period of time relative to the average number of contracts outstanding.

Changes in our assumptions affect the Provision for credit losses on our income statement and the allowance for credit losses contained within Finance receivables, net on our balance sheet.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Accumulated Depreciation on Vehicles Subject to Operating Leases

Accumulated depreciation on vehicles subject to operating leases reduces the value of the leased vehicles in our operating lease portfolio from their original acquisition value to their expected residual value at the end of the lease term. These vehicles primarily consist of retail lease contracts for Ford Credit and vehicles sold to daily rental car companies subject to a guaranteed repurchase option ("rental repurchase vehicles") for the Automotive sector.

We monitor residual values each month, and we review the adequacy of our accumulated depreciation on a quarterly basis. If we believe that the expected residual values for our vehicles have changed, we revise depreciation to ensure that our net investment in operating leases (equal to our acquisition value of the vehicles minus accumulated depreciation) will be adjusted to reflect our revised estimate of the expected residual value at the end of the lease term. For retail leases, such adjustments to depreciation expense would result in a change in the depreciation rates of the vehicles subject to operating leases, and are recorded on a straight-line basis.

For retail leases, each lease customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us or return it to us. Over the last three years, about 68% of Ford Credit’s North America operating lease vehicles have been returned to us. For rental repurchase vehicles, practically all vehicles are returned to us.

Nature of Estimates Required. For vehicles subject to operating leases, we establish an expected residual value for the vehicle. We estimate the expected residual value by evaluating historical auction values, historical return volumes for our retail leased vehicles, industry-wide used vehicle prices, our marketing plans and vehicle quality data.

Assumptions Used. For retail leases, our accumulated depreciation on vehicles subject to operating leases is based on our assumptions of:

• Auction value. The market value of the vehicles when we sell them at the end of the lease; and

• Return volume. The number of vehicles that will be returned to us at lease end.

See Note 12 of the Notes to the Financial Statements for more information regarding accumulated depreciation on vehicles subject to operating leases.

Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. At year-end 2005, if future auction values for retail operating leases on Ford, Lincoln and Mercury brand vehicles in the United States were to decrease by one percent from our present estimates, the impact would be to increase our depreciation on these vehicles by about $40 million. Similarly, if return volumes for our existing portfolio of retail operating leases on Ford, Lincoln and Mercury brand vehicles in the United States were to increase by one percent from our present estimates, the impact would be to increase our depreciation on these vehicles by about $5 million. These increases in depreciation would be charged to depreciation expense during the 2006 through 2008 period so that the net investment in retail operating leases at the end of the lease term for these vehicles is equal to the revised expected residual value. Adjustments to the amount of accumulated depreciation on retail operating leases will be reflected on our balance sheet in Net investment in operating leases and on our income statement in Depreciation, in each case under the Financial Services sector.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3. This statement changes the requirements for accounting and reporting of a voluntary change in accounting principle and changes required by an accounting pronouncement when the specific transition provisions are absent. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle. If it is impracticable to determine either the period-specific effects or the cumulative effect of the change, this statement requires that the new accounting principle be adopted prospectively from the earliest practicable date. SFAS No. 154 is effective in fiscal years beginning after December 15, 2005. We do not expect any impact on our financial position and results of operations.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

OFF-BALANCE SHEET ARRANGEMENTS

We have entered into various arrangements not reflected on our balance sheet that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity. These include sales of receivables by Ford Credit in off-balance sheet transactions, variable interest entities and guarantees, each of which is discussed below.

Sales of Receivables by Ford Credit

Securitization. Ford Credit sells receivables in securitizations and other structured financings and in whole-loan sale transactions. Some of these arrangements satisfy accounting sale treatment and are not reflected on Ford Credit's balance sheet in the same way as debt funding. The remainder of these arrangements do not satisfy the requirements for accounting sale treatment and the sold receivables and associated debt are not removed from Ford Credit's balance sheet.

Securitization involves the sale of a pool of receivables to a special purpose entity ("SPE"), typically a trust. The SPE issues interest-bearing securities, commonly called asset-backed securities, that are backed by the sold receivables. The SPE uses proceeds from the sale of these securities to pay the purchase price for the sold receivables. The SPE may only purchase the receivables, issue asset-backed securities and make payments on the securities. The SPE has a limited duration and generally is dissolved when investors holding the asset-backed securities have been paid all amounts owed to them. Ford Credit's use of SPEs in securitizations is consistent with conventional practices in the securitization industry. The sale to the SPE achieves isolation of the sold receivables for the benefit of securitization investors and protects them from the claims of Ford Credit's creditors. The use of SPEs combined with the structure of these transactions means that the payment of the asset-backed securities is based on the creditworthiness of the underlying finance receivables and any enhancements (as discussed below), and not Ford Credit's creditworthiness. As a result, the senior asset-backed securities issued by the SPEs generally receive the highest short-term credit ratings and among the highest long-term credit ratings from the credit rating agencies that rate them and are sold to securitization investors at cost-effective pricing.

Ford Credit's typical U.S. retail securitization is a two-step transaction. Ford Credit sells a pool of its retail installment sale contracts to a wholly owned, bankruptcy-remote special purpose subsidiary that establishes a separate SPE, usually a trust, and transfers the receivables to the SPE in exchange for the proceeds from securities issued by the SPE. The securities issued by the trust, usually notes of various maturities and interest rates, are paid by the SPE from collections on the pool of receivables it owns. These securities are usually structured into senior and subordinated classes. The senior classes have priority over the subordinated classes in receiving collections from the sold receivables. The receivables acquired by the SPE and the asset-backed securities issued by the SPE are assets and obligations of the SPE.

The following simplified diagram shows Ford Credit’s typical U.S. retail securitization transaction:

Ford Credit selects receivables at random for its securitization transactions using selection criteria designed for the specific transaction. For securitizations of retail installment sale contracts, the selection criteria are based on factors such as location of the obligor, contract term, payment schedule, interest rate, financing program, and the type of financed vehicle. In general, the criteria also require receivables to be active and in good standing.

Ford Credit retains interests in receivables sold through securitizations. The retained interests may include senior and subordinated securities issued by the SPE, restricted cash held for the benefit of the SPE (for example, a reserve fund) and residual interests in securitization transactions. Income from residual interests in securitization transactions represents the right to receive collections on the sold finance receivables in excess of amounts needed by the SPE to pay interest and principal to investors, servicing fees and other required payments. Ford Credit retains credit risk in securitizations. Ford Credit’s retained interests usually include the most

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

subordinated interests in the SPE, which are the first to absorb credit losses on the sold receivables. Ford Credit's securitizations are structured to protect the holders of the senior asset-backed securities such that, based on past experience, any credit losses in the pool of sold receivables would likely be limited to Ford Credit's retained interests.

At December 31, 2005 and 2004, the total outstanding principal amount of receivables sold by Ford Credit in off-balance sheet securitizations was $18.0 billion and $35.6 billion, respectively. At December 31, 2005 and 2004, Ford Credit’s retained interests in such sold receivables were $1.4 billion and $9.2 billion, respectively. The decline primarily reflected Ford Credit's accounting consolidation of its off-balance sheet wholesale securitization program as a result of certain changes made to the program during the fourth quarter of 2005.

Ford Credit generally has no obligation to repurchase or replace any receivable sold to an SPE that subsequently becomes delinquent in payment or otherwise is in default. Investors holding securities issued by an SPE have no recourse to Ford Credit or its other assets for credit losses on the sold receivables and have no right to require it to repurchase the securities. Ford Credit does not guarantee any asset-backed securities and has no obligation to provide liquidity or make monetary contributions or contributions of additional receivables to its SPEs either due to the performance of the sold receivables or the credit rating of Ford Credit's short-term or long-term debt. However, as the seller and servicer of the finance receivables to the SPE, Ford Credit is obligated to provide certain kinds of support to its securitizations, which are customary in the securitization industry. These obligations consist of indemnifications, receivable repurchase obligations on receivables that do not meet eligibility criteria or that have been materially modified, the mandatory sale of additional receivables in revolving transactions, and, in some cases, servicer advances of interest shortfalls.

Risks to Continued Funding under Securitization Programs. The following securitization programs contain structural features that could prevent Ford Credit from using these sources of funding in certain circumstances:

•
FCAR. If credit losses or delinquencies in Ford Credit's portfolio of retail, wholesale or lease receivables exceed specified levels, FCAR is not permitted to purchase additional asset-backed securities of the affected type for so long as such levels are exceeded. FCAR is permitted to purchase only highly-rated asset-backed securities, and if the credit enhancement on any asset-backed security purchased by FCAR is reduced to zero, FCAR may not purchase any additional asset-backed securities and would wind down its operations.

•
Conduits. If credit losses or delinquencies on the pool of sold receivables held by a conduit exceed specified levels, or if the level of overcollateralization for such pool decreases below a specified level, Ford Credit will be unable to sell additional pools of receivables to that conduit.

•
Wholesale Securitization and Motown Notes Program. If the payment rates on wholesale receivables are lower than specified levels, the SPE will be unable to issue additional securities and any existing securities would begin to amortize.

Based on its experience, Ford Credit does not expect that any of these features will have a material adverse impact on its ability to use securitization to fund its operations.

In addition to the specific transaction-related structural features discussed above, Ford Credit’s ability to sell receivables in any of its securitization programs may be affected by the following factors: the amount and credit quality of receivables available to sell, the performance of receivables in its previous receivables sales, general demand for the type of receivables supporting the asset-backed securities, market capacity for Ford Credit and Ford Credit-sponsored investments, accounting and regulatory changes, Ford Credit’s credit rating, and the availability of liquidity facilities. If as a result of any of these or other factors the cost of securitized funding were to increase significantly or funding through securitizations were no longer available to Ford Credit, it would have a material adverse impact on Ford Credit's financial condition, results of operations or liquidity.

Variable Interest Entities

See Note 17 of the Notes to the Financial Statements for a discussion of our variable interest entities.

Guarantees

See Note 27 of the Notes to the Financial Statements for a discussion of our guarantees.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

AGGREGATE CONTRACTUAL OBLIGATIONS

We are party to many contractual obligations involving commitments to make payments to third parties. Most of these are debt obligations incurred by our Financial Services sector. In addition, as part of our normal business practices, we enter into contracts with suppliers for purchases of certain raw materials, components and services. These arrangements may contain fixed or minimum quantity purchase requirements. We enter into such arrangements to facilitate adequate supply of these materials and services. "Purchase obligations" are defined as off-balance sheet agreements to purchase goods or services that are enforceable and legally binding on the company and that specify all significant terms.

The table below summarizes our contractual obligations as of December 31, 2005 (in millions):

			Payments Due by Period
	Automotive	Financial Services	Total	2006	2007-2008	2009-2010	2011 and Thereafter
On-balance sheet
Long-term debt*	$17,627	$104,119	$121,746	$27,318	$45,623	$20,414	$28,391
Capital lease	375	—	375	56	118	111	90
Off-balance sheet
Purchase obligations	4,013	271	4,284	1,185	1,521	1,086	492
Operating lease	1,758	516	2,274	596	852	442	384
Total	$23,773	$104,906	$128,679	$29,155	$48,114	$22,053	$29,357
__________
* Principal obligations only.

For additional information to our long-term debt and operating lease obligations, see Notes 16 and 27, respectively, of the Notes to the Financial Statements.

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

Our Automotive and Financial Services sectors are exposed to liquidity risk, or the possibility of having to curtail their businesses or being unable to meet present and future financial obligations as they come due because funding sources may be reduced or become unavailable. We, and particularly Ford Credit, which comprises substantially all of our Financial Services sector, maintain plans for sources of funding to ensure liquidity through a variety of economic or business cycles. As discussed in greater detail in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," our funding sources include sales of receivables in securitizations and other structured financings, unsecured debt issuances and bank borrowings.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk (continued)

In accordance with corporate risk management policies, we use derivative instruments, such as forward contracts, swaps and options that economically hedge certain exposures (foreign currency, commodity, and interest rates). Derivative positions are used to manage underlying exposures; we do not use derivative contracts for speculative purposes. In certain instances, we forgo hedge accounting, which results in unrealized gains and losses that are recognized currently in net income; examples of economic hedges that do not qualify for hedge accounting include foreign currency hedges of inter-company loans and dividends and certain transactions that use multiple hedge instruments. For additional information on our derivatives, see Note 20 of the Notes to the Financial Statements.

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

Beginning with this report, we have changed our risk disclosure methodology for foreign currency risk and commodity risk to sensitivity analysis, which we believe is a more commonly used and more easily understood disclosure alternative.

Foreign currency risk and commodity risk are measured and quantified using a model to evaluate the sensitivity of the fair value of currency and commodity derivative instruments with exposure to market risk that assumes instantaneous, parallel shifts in rates and/or prices. For options and instruments with non-linear returns, appropriate models are utilized to determine the impact of shifts in rates and prices.

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

The net fair value of financial instruments with exposure to cash flow foreign currency risk was a liability of $400 million as of December 31, 2005 compared to a net fair value asset of $1.4 billion as of December 31, 2004. The potential decrease in fair value for such financial instruments, assuming a 10% adverse change in quoted foreign currency exchange rates, would be $1.3 billion and $1.5 billion at December 31, 2005 and December 31, 2004, respectively.

Commodity Price Risk. Commodity price risk is the possibility of higher or lower costs due to changes in the prices of commodities, such as non-ferrous metals (e.g., aluminum), precious metals (e.g., palladium), ferrous metals (e.g., steel and iron castings), energy (e.g., natural gas and electricity), and plastics/resins (e.g., polypropylene), which we use in the production of motor vehicles. Steel and resins are our two largest commodity exposures and are among the most difficult to hedge.

We use derivative instruments to hedge the price risk associated with the purchase of those commodities that we can economically hedge (primarily non-ferrous metals, precious metals and energies). In our hedging actions, we primarily use instruments commonly used by corporations to reduce commodity price risk (e.g., financially settled forward contracts, swaps, and options).

The net fair value asset of commodity forward and option contracts as of December 31, 2005 and December 31, 2004 was $664 million and $294 million, respectively. The potential decrease in fair value of commodity forward and option contracts, assuming a 10% adverse change in the underlying commodity price, would be approximately $200 million at both December 31, 2005 and December 31, 2004.

In addition, our purchasing organization (with guidance from the GRMC as appropriate) negotiates contracts to ensure continuous supply of raw materials. In some cases, these contracts stipulate minimum purchase amounts and specific prices, and as such, play a role in managing price risk.

Interest Rate Risk. Interest rate risk relates to the gain or loss we could incur in our Automotive investment portfolio due to a change in interest rates. Our interest rate sensitivity analysis on the investment portfolio includes cash and cash equivalents,

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk (continued)

marketable and loaned securities and short-term VEBA assets. At December 31, 2005, we had $25.1 billion in our Automotive investment portfolio, compared to $23.6 billion at December 31, 2004. We invest the portfolio in securities of various types and maturities, the value of which are subject to fluctuations in interest rates. These securities are generally classified as either trading or available-for-sale. The trading portfolio gains and losses (unrealized and realized) are reported in the income statement. The available-for-sale portfolio realized gains or losses are reported in the income statement, and unrealized gains and losses are reported in the Consolidated Statement of Stockholders’ Equity in other comprehensive income. The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investment.

At any time, a rise in interest rates could have a material adverse impact on the fair value of our trading and available-for-sale portfolios. As of December 31, 2005, the value of our trading portfolio was $22.6 billion, which is $3.0 billion higher than December 31, 2004. The value of our available-for-sale portfolio was $2.5 billion, which is $1.5 billion lower than December 31, 2004.

Assuming a hypothetical increase in interest rates of one percentage point, the value of our trading and available-for-sale portfolios would be reduced by $91 million and $28 million, respectively. This compares to $88 million and $45 million, respectively, as calculated as of December 31, 2004. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

Counterparty Risk. The use of derivatives to manage market risk results in counterparty risk, which is the loss we could incur if a counterparty defaulted on a derivative contract. We enter into master agreements with counterparties that allow netting of certain exposures in order to manage this risk. Exposures primarily relate to derivative contracts used for managing interest rate, foreign currency exchange rate and commodity price risk. We, together with Ford Credit, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification.

Our approach to managing counterparty risk is forward-looking and proactive, allowing us to take risk mitigation actions before risks become losses. We establish exposure limits for both net fair value and future potential exposure, based on our overall risk tolerance and ratings-based historical default probabilities. The exposure limits are lower for lower-rated counterparties and for longer-dated exposures. We use a Monte Carlo simulation technique to assess our potential exposure by tenor, defined at a 95% confidence level. We monitor and report our exposures to the Treasurer on a monthly basis.

Substantially all of our counterparty exposures are with counterparties that are rated single-A or better. Our guidelines for counterparty minimum long-term ratings is BBB-. Exceptions to these guidelines require prior approval by management.

For additional information about derivative notional amount and fair value of derivatives, please refer to Note 20 of the Notes to the Financial Statements.

FORD CREDIT MARKET RISKS

Overview. Ford Credit is exposed to a variety of risks in the normal course of its business activities. In addition to counterparty risk discussed above, Ford Credit is subject to the following additional types of risks that it seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures:

• Market risk. The possibility that changes in interest and currency exchange rates or prices will have an adverse impact on operating results;

• Credit risk. The possibility of loss from a customer’s failure to make payments according to contract terms;

• Residual risk. The possibility that the actual proceeds Ford Credit receives at lease termination will be lower than its projections or return rates will be higher than its projections; and,

• Liquidity risk. The possibility that Ford Credit may be unable to meet all current and future obligations in a timely manner.

Each form of risk is uniquely managed in the context of its contribution to Ford Credit’s overall global risk. Business decisions are evaluated on a risk-adjusted basis and products are priced consistent with these risks. Credit and residual risks are discussed above in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates"

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk (continued)

and liquidity risk is discussed above in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." A discussion of Ford Credit’s market risks is included below.

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

Interest Rate Risk. Interest rate risk is the primary market risk to which Ford Credit is exposed and consists principally of "re-pricing risk" or differences in the re-pricing characteristics of assets and liabilities. An instrument’s re-pricing period is a term used by financial institutions to describe how an interest rate-sensitive instrument responds to changes in interest rates. It refers to the time it takes an instrument’s interest rate to reflect a change in market interest rates. For fixed-rate instruments, the re-pricing period is equal to the maturity for repayment of the instrument’s principal because, with a fixed interest rate, the principal is considered to re-price only when re-invested in a new instrument. For a floating-rate instrument, the re-pricing period is the period of time before the interest rate adjusts to the market rate. For instance, a floating-rate loan whose interest rate is reset to a market index annually on December 31 would have a re-pricing period of one year on January 1, regardless of the instrument’s maturity.

Ford Credit’s receivables consist primarily of fixed-rate retail installment sale and lease contracts and floating-rate wholesale receivables. Fixed-rate retail installment sale and lease contracts are originated principally with maturities ranging between two and six years and generally require customers to make equal monthly payments over the life of the contract. Ford Credit’s funding sources consist primarily of sales of receivables in securitizations and short- and long-term unsecured debt. In the case of unsecured term debt, and in an effort to have funds available throughout the business cycle, Ford Credit may issue debt with five- to ten-year maturities, which is generally longer than the terms of its assets. These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.

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

On a monthly basis, Ford Credit determines the sensitivity of the economic value of its portfolio of interest rate-sensitive assets and liabilities (its economic value) to hypothetical changes in interest rates. Economic value is a measure of the present value of all future expected cash flows, discounted by market interest rates, and is equal to the present value of interest rate-sensitive assets minus the present value of interest rate-sensitive liabilities. Ford Credit then enters into interest rate swaps, effectively converting portions of its floating-rate debt to fixed or its fixed-rate debt to floating, to ensure that the sensitivity of its economic value falls within an established target range. Ford Credit also monitors the sensitivity of its earnings to interest rates using pre-tax net interest income simulation techniques. These simulations calculate the projected pre-tax net interest income of its portfolio of interest rate-sensitive assets and liabilities under various interest rate scenarios, including both parallel and non-parallel shifts in the yield curve. These quantifications of interest rate risk are reported to our Treasurer each month.

The process described above is used to measure and manage the interest rate risk of Ford Credit’s operations in the United States, Canada and the United Kingdom, which together represented approximately 80% of its total on-balance sheet finance receivables at December 31, 2005. For its other international affiliates, Ford Credit uses a technique commonly referred to as "gap analysis," to measure re-pricing mismatch. This process uses re-pricing schedules, which group assets, debt and swaps into discrete time bands based on their re-pricing characteristics. Under this process, Ford Credit enters into interest rate swaps, which effectively change the re-pricing profile of its debt, to ensure that any re-pricing mismatch (between assets and liabilities) existing in a particular time band falls within an established tolerance.

As a result of its interest rate risk management process, including derivatives, Ford Credit’s debt re-prices faster than its assets. Other things being equal, this means that during a period of rising interest rates, the interest rates paid on Ford Credit’s debt will

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk (continued)

increase more rapidly than the interest rates earned on its assets, thereby initially reducing Ford Credit’s pre-tax net interest income. Correspondingly, during a period of falling interest rates, Ford Credit’s pre-tax net interest income would be expected to initially increase. To provide a quantitative measure of the sensitivity of its pre-tax net interest income to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of one percentage point across all maturities (a "parallel shift"), as well as a base case that assumes that interest rates remain constant at existing levels. The differences between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax net interest income. The sensitivity as of year-end 2005 and 2004 was as follows:

	Pre-tax Net Interest Income impact given a one percentage point instantaneous increase in interest rates (in millions)	Pre-tax Net Interest Income impact given a one percentage point instantaneous decrease in interest rates (in millions)
December 31, 2005	$(40)	$40
December 31, 2004	(93)	93

Based on assumptions included in the analysis, sensitivity to a one percentage point instantaneous change in interest rates was lower at year-end 2005 than at year-end 2004. This change primarily reflects the results of normal fluctuations within the approved tolerances of risk management strategy. While the sensitivity analysis presented is Ford Credit’s best estimate of the impacts of specified assumed interest rate scenarios, the model Ford Credit uses for this analysis is heavily dependent on assumptions, so that actual results could differ from those projected. Embedded in the model Ford Credit uses are assumptions regarding the reinvestment of maturing asset principal, refinancing of maturing debt, and predicted repayment of retail installment sale and lease contracts ahead of contractual maturity. Ford Credit’s repayment projections of retail installment sale and lease contracts ahead of contractual maturity are based on historical experience. If interest rates or other factors were to change, the actual prepayment experience could be different than projected.

Additionally, interest rate changes of one percentage point or more are rarely instantaneous or parallel, and rates could move more or less than the one percentage point assumed in Ford Credit’s analysis. As a result, the actual impact to pre-tax net interest income could be higher or lower than the results detailed above. The model used to conduct this analysis also relies heavily on assumptions regarding the reinvestment of maturing asset principal, refinancing of maturing debt, and predicted repayment of sale and lease contracts ahead of contractual maturity.

The fair value of Ford Credit’s net derivative financial instruments (derivative assets less derivative liabilities) as reported in Note 20 of the Notes to the Financial Statements as of December 31, 2005 was $1.9 billion. This was approximately $4.2 billion lower than a year ago. This decrease primarily reflects weakening of foreign currencies relative to the U.S. dollar (primarily Euro, British Pound and Yen), the maturity of swaps that were in the money, and lower mark-to-market adjustments resulting from interest rate changes. For additional information on Ford Credit derivatives, please refer to the "Financial Services Sector" discussion in Note 20 of the Notes to the Financial Statements.

ITEM 8. Financial Statements and Supplementary Data

Our Financial Statements, the accompanying Notes to the Financial Statements, the Report of Independent Registered Public Accounting Firm, the Financial Statement Schedules and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule that are filed as part of this Report are listed under "Item 15. Exhibits and Financial Statement Schedules" and are set forth on pages FS-1 through FS-48 and FSS-1 and FSS-2 immediately following the signature pages of this Report.

Selected quarterly financial data for 2005 and 2004 is in Note 26 of the Notes to the Financial Statements.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

William Clay Ford, Jr., our Chief Executive Officer, and Donat R. Leclair, Jr., our Chief Financial Officer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2005 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005. The assessment was based on criteria established in the framework Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment excluded our acquisition on October 1, 2005 of operations of ACH as described in Note 4 of the Notes to the Financial Statements. As noted, ACH is a subsidiary controlled and managed by Ford, whose total assets and total revenues represent less than 1% of the corresponding consolidated financial statement amounts as of and for the year ended December 31, 2005. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

MATERIAL CHANGES IN INTERNAL CONTROL

During the fourth quarter of 2005, our internal control over financial reporting was affected materially by the acquisition of the operations of ACH and by the sale of Hertz, each of which is described in more detail in Note 4 of the Notes to the Financial Statements. In the case of ACH, in addition to accounting for the acquisition, many of the ongoing transactions between us and ACH (e.g., purchase of components) that were third-party transactions before the acquisition are now intra-company transactions that must be eliminated in consolidation. By contrast, with Hertz, many of the ongoing transactions between us and Hertz (e.g., the sale of vehicles) that were intra-company transactions eliminated in consolidation before the sale are now third-party transactions.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of Ford

The information required by Item 10 regarding our directors is incorporated by reference from the information under the captions "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Management Stock Ownership" in our Proxy Statement. The information required by Item 10 regarding our executive officers appears as Item 4A under Part I of this Report. The information required by Item 10 regarding an audit committee financial expert is incorporated by reference from the information under the caption "Corporate Governance" in our Proxy Statement. The information required by Item 10 regarding the members of our Audit Committee of the Board of Directors is incorporated by reference from the information under the caption "Committees of the Board of Directors" in our Proxy Statement. The information required by Item 10 regarding our codes of ethics is incorporated by reference from the information under the caption "Corporate Governance" in our Proxy Statement. In addition, we have included in Item 1 to this Report instructions for how to access our codes of ethics on our website and our Internet address. Amendments to, and waivers granted under, our Code of Ethics for Senior Financial Personnel, if any, will be posted to our website as well.

ITEM 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the following captions in our Proxy Statement: "Compensation of Directors," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation of Executive Officers," "Stock Options," "Performance Stock Rights," "Stock Performance Graphs" and "Retirement Plans."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from the information under the captions "Equity Compensation Plan Information" and "Management Stock Ownership" in our Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in our Proxy Statement.

ITEM 14. Principal Accounting Fees and Services

The information required by Item 14 is incorporated by reference from the information under the caption "Audit Committee Report" in our Proxy Statement.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements - Ford Motor Company and Subsidiaries

The following are contained in this 2005 10-K Report:

•	Consolidated Statement of Income and Sector Statement of Income for the years ended December 31, 2005, 2004, and 2003.

•	Consolidated Balance Sheet and Sector Balance Sheet at December 31, 2005 and 2004.

•	Consolidated Statement of Cash Flows and Sector Statement of Cash Flows for the years ended December 31, 2005, 2004, and 2003.

•	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003.

•	Notes to the Financial Statements.

•	Report of Independent Registered Public Accounting Firm.

The Consolidated and Sector Financial Statements, the Notes to the Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages FS-1 through FS-48 immediately following the signature pages of this Report.

(a) 2. Financial Statement Schedules

Designation	Description

Schedule II	Valuation and Qualifying Accounts

Schedule II and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule are filed as part of this Report and are set forth on pages FSS-1 and FSS-2 immediately following the Notes to the Financial Statements referred to above. The other schedules are omitted because they are not applicable, the information required to be contained in them is disclosed elsewhere in our Sector and Consolidated Financial Statements or the amounts involved are not sufficient to require submission.

(a) 3. Exhibits

Designation	Description	Method of Filing

Exhibit 2	Stock Purchase Agreement dated as of September 12, 2005 between CCMG Holdings, Inc., Ford Holdings LLC and Ford Motor Company.	Filed as Exhibit 2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.*

Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000.*

Exhibit 3-B	By-Laws as amended through March 10, 2005.	Filed as Exhibit 3-B to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-A	Amended and Restated Profit Maintenance Agreement, dated as of January 1, 2002, between Ford and Ford Credit.	Filed as Exhibit 10-A to our Annual Report on Form 10-K for the year ended December 31, 2001.*

ITEM 15. Exhibits and Financial Statement Schedules (continued).

Designation	Description	Method of Filing

Exhibit 10-B	Executive Separation Allowance Plan as amended through January 1, 2005 for separations on or after January 1, 1981.**	Filed as Exhibit 10-B to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-C	Deferred Compensation Plan for Non- Employee Directors, as amended and restated as of January 1, 2005.**	Filed as Exhibit 10-D to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-D	Benefit Equalization Plan, as amended as of January 1, 2005.**	Filed as Exhibit 10-E to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-D-1	Amendment to Benefit Equalization Plan, adopted in October 2002 and effective as of November 1, 2001.**	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

Exhibit 10-E	Description of financial counseling services provided to certain executives.**	Filed as Exhibit 10-F to Ford’s Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit 10-F	Supplemental Executive Retirement Plan, as amended through January 1, 2005.**	Filed as Exhibit 10-G to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-G	Restricted Stock Plan for Non-Employee Directors adopted by the Board of Directors on November 10, 1988.**	Filed as Exhibit 10-P to our Annual Report on Form 10-K for the year ended December 31, 1988.*

Exhibit 10-G-1	Amendment to Restricted Stock Plan for Non-Employee Directors, effective as of August 1, 1996.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.*

Exhibit 10-G-2	Amendment to Restricted Stock Plan for Non-Employee Directors, effective as of July 1, 2004.**	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

Exhibit 10-G-3	Description of Director Compensation.**	Filed with this Report.

Exhibit 10-H	1990 Long-Term Incentive Plan, amended as of June 1, 1990.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 1990.*

Exhibit 10-H-1	Amendment to 1990 Long-Term Incentive Plan, effective as of October 1, 1990.**	Filed as Exhibit 10-P-1 to our Annual Report on Form 10-K for the year ended December 31, 1991.*

Exhibit 10-H-2	Amendment to 1990 Long-Term Incentive Plan, effective as of March 8, 1995.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.*

Exhibit 10-H-3	Amendment to 1990 Long-Term Incentive Plan, effective as of October 1, 1997.**	Filed as Exhibit 10-M-3 to our Annual Report on Form 10-K for the year ended December 31, 1997.*

Exhibit 10-H-4	Amendment to 1990 Long-Term Incentive Plan, effective as of January 1, 1998.**	Filed as Exhibit 10-M-4 to our Annual Report on Form 10-K for the year ended December 31, 1997.*

Exhibit 10-I	Description of Matching Gift Program and Vehicle Evaluation Program for Non-Employee Directors.**	Filed with this Report.

Exhibit 10-J	Non-Employee Directors Life Insurance and Optional Retirement Plan (as amended as of January 1, 2005).**	Filed as Exhibit 10-K to our Annual Report on Form 10-K for the year ended December 31, 2004.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing

Exhibit 10-K	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity.**	Filed as Exhibit 10-S to our Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit 10-L	Agreement dated December 10, 1992 between Ford and William C. Ford.**	Filed as Exhibit 10-T to our Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit 10-M	Select Retirement Plan, as amended through January 1, 2005.**	Filed as Exhibit 10-N to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-N	Deferred Compensation Plan, as amended and restated as of December 7, 2005.**	Filed with this Report.

Exhibit 10-O	Annual Incentive Compensation Plan, as amended and restated as of January 1, 2000.**	Filed as Exhibit 10-T to our Annual Report on Form 10-K for the year ended December 31, 1999.*

Exhibit 10-O-1	Annual Incentive Compensation Plan Metrics for 2006.**	Filed with this Report.

Exhibit 10-P	1998 Long-Term Incentive Plan, as amended and restated effective as of January 1, 2003.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit 10-P-1	Amendment to Ford Motor Company 1998 Long-Term Incentive Plan (effective as of January 1, 2006).**	Filed with this Report.

Exhibit 10-P-2	Form of Stock Option Agreement (NQO) with Terms and Conditions.**	Filed with this Report.

Exhibit 10-P-3	Form of Stock Option Agreement (ISO) with Terms and Conditions.**	Filed with this Report.

Exhibit 10-P-4	Form of Stock Option Agreement (U.K. NQO) with Terms and Conditions.**	Filed with this Report.

Exhibit 10-P-5	Performance Stock Rights Description for 2005-2007 Performance Period.**	Filed as Exhibit 10-Q-4 to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-P-6	Performance Stock Rights Description for 2006-2008 Performance Period.**	Filed with this Report.

Exhibit 10-P-7	Form of Final Award Notification Letter For 2003-2005 Performance Period.**	Filed with this Report.

Exhibit 10-P-8	Form of Restricted Stock Equivalent Grant Letter.**	Filed as Exhibit 10-Q-6 to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-P-9	Form of Performance-Based Restricted Stock Equivalent Opportunity Letter for 2005.**	Filed as Exhibit 10-Q-7 to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-P-10	Form of Performance-Based Restricted Stock Equivalent Opportunity Letter for 2006.**	Filed with this Report.

Exhibit 10-P-11	Form of Restricted Stock Grant Letter.**	Filed as Exhibit 10-Q-8 to our Annual Report on Form 10-K for the year ended December 31, 2004.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing

Exhibit 10-P-12	Form of Final Award Notification Letter for 2005 Performance-Based Restricted Stock Equivalents.**	Filed with this Report.

Exhibit 10-Q	Agreement dated January 13, 1999 between Ford and Edsel B. Ford II.**	Filed as Exhibit 10-X to our Annual Report on Form 10-K for the year ended December 31, 1998.*

Exhibit 10-R	Agreement between Ford Motor Company and Ford Motor Credit Company dated as of October 18, 2001.	Filed as Exhibit 10 to our Current Report on Form 8-K dated October 18, 2001.*

Exhibit 10-S	Agreement between Ford and Carl Reichardt, entered into in June 2002.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.*

Exhibit 10-T	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2003.*

Exhibit 10-U	Form of Special 2006-2008 Retention Incentive Opportunity Letter.**	Filed with this Report.

Exhibit 10-V	Form of Special 2006 Performance Incentive Opportunity Letter.**	Filed with this Report.

Exhibit 10-W	Agreement dated April 28, 2004 between Ford Motor Company and David W. Thursfield.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

Exhibit 10-W-1	Amendment dated June 4, 2004 to Agreement dated April 28, 2004 between Ford Motor Company and David W. Thursfield.**	Filed as Exhibit 10.2 to Ford’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

Exhibit 10-X	Arrangement between Ford Motor Company and Allan Gilmour dated January 28, 2005.**	Filed as Exhibit 10-Y to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-Y	Arrangement between Ford Motor Company and Nicholas V. Scheele dated December 10, 2004.**	Filed as Exhibit 10-Z to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-Y-1	Agreement between Ford Motor Company and Nicholas V. Scheele dated December 10, 2004.**	Filed as Exhibit 10-Z-1 to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-Z	Arrangement between Ford Motor Company and James J. Padilla.**	Filed with this Report.

Exhibit 10-AA	Arrangement between Ford Motor Company and William Clay Ford, Jr. dated May 11, 2005.**	Filed with our Current Report on Form 8-K dated May 11, 2005.

Exhibit 10-AA-1	Arrangement between Ford Motor Company and William Clay Ford, Jr. dated February 27, 2006.**	Filed with this Report.

Exhibit 10-BB	Arrangement between Ford Motor Company and Greg C. Smith dated February 10, 2006.**	Filed with this Report.

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing

Exhibit 10-BB-1	Agreement between Ford Motor Company and Greg C. Smith dated February 10, 2006.**	Filed with this Report.

Exhibit 10-CC	Agreement between Ford Motor Company and Mark Fields dated October 5, 2005.**	Filed with this Report.

Exhibit 10-DD	Description of Company Practices regarding Club Memberships for Executives.**	Filed with this Report.

Exhibit 12	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed with this Report.

Exhibit 21	List of Subsidiaries of Ford as of February 22, 2006.	Filed with this Report.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.

Exhibit 24	Powers of Attorney.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
__________

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

Date: March 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated.

Signature	Title	Date

WILLIAM CLAY FORD, JR.*	Director, Chairman of the Board and Chief Executive Officer, Chair of the	March 1, 2006
(William Clay Ford, Jr.)	Environmental and Public Policy Committee and Chair of the Office of the Chairman and Chief Executive Committee (principal executive officer)

JOHN R. H. BOND*	Director	March 1, 2006
(John R. H. Bond)

STEPHEN G. BUTLER*	Director and Chair of the Audit Committee	March 1, 2006
(Stephen G. Butler)

KIMBERLY A. CASIANO*	Director	March 1, 2006
(Kimberly A. Casiano)

EDSEL B. FORD II*	Director	March 1, 2006
(Edsel B. Ford II)

IRVINE O. HOCKADAY, JR.*	Director	March 1, 2006
(Irvine O. Hockaday, Jr.)

MARIE-JOSEE KRAVIS*	Director and Chair of the Compensation Committee	March 1, 2006
(Marie-Josée Kravis)

RICHARD A. MANOOGIAN*	Director	March 1, 2006
(Richard A. Manoogian)

ELLEN R. MARRAM*	Director and Chair of the Nominating and Governance Committee	March 1, 2006
(Ellen R. Marram)

HOMER A. NEAL*	Director and Chair of the Environmental and Public Policy Committee	March 1, 2006
(Homer A. Neal)

JORMA OLLILA*	Director	March 1, 2006
(Jorma Ollila)

JAMES J. PADILLA*	Director, President and Chief Operating Officer	March 1, 2006
(James J. Padilla)

CARL E. REICHARDT*	Director and Chair of the Finance Committee	March 1, 2006
(Carl E. Reichardt)

ROBERT E. RUBIN*	Director	March 1, 2006
(Robert E. Rubin)

JOHN L. THORNTON*	Director	March 1, 2006
(John L. Thornton)

DONAT R. LECLAIR, JR.*	Executive Vice President and Chief Financial Officer (principal financial officer)	March 1, 2006
(Donat R. Leclair, Jr.)

JAMES C. GOUIN*	Vice President and Controller (principal accounting officer)	March 1, 2006
(James C. Gouin)

*By: /s/ PETER J. SHERRY, JR.		March 1, 2006
(Peter J. Sherry, Jr.) Attorney-in-Fact

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Years Ended December 31, 2005, 2004 and 2003
(in millions, except per share amounts)

	2005	2004	2003
Sales and revenues
Automotive sales	$153,503	$147,128	$138,253
Financial Services revenues	23,586	24,518	26,078
Total sales and revenues	177,089	171,646	164,331
Costs and expenses
Cost of sales	144,944	135,852	129,683
Selling, administrative and other expenses	24,652	23,901	24,389
Interest expense	7,643	7,071	7,643
Financial Services provision for credit and insurance losses	483	1,212	2,248
Total costs and expenses	177,722	168,036	163,963
Automotive interest income and other non-operating income/(expense), net	1,249	988	897
Automotive equity in net income/(loss) of affiliated companies	285	255	74
Gain on sale of The Hertz Corporation ("Hertz") (Note 4)	1,095	—	—
Income/(loss) before income taxes	1,996	4,853	1,339
Provision for/(benefit from) income taxes (Note 3)	(512)	938	123
Income/(loss) before minority interests	2,508	3,915	1,216
Minority interests in net income/(loss) of subsidiaries	280	282	314
Income/(loss) from continuing operations	2,228	3,633	902
Income/(loss) from discontinued operations (Note 4)	47	(146)	(143)
Income/(loss) before cumulative effects of changes in accounting principles	2,275	3,487	759
Cumulative effects of changes in accounting principles (Notes 27 and 17)	(251)	—	(264)
Net income/(loss)	$2,024	$3,487	$495

Average number of shares of Common and Class B stock outstanding	1,846	1,830	1,832

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 18)
Basic income/(loss)
Income/(loss) from continuing operations	$1.21	$1.99	$0.49
Income/(loss) from discontinued operations	0.03	(0.08)	(0.08)
Cumulative effects of changes in accounting principles	(0.14)	—	(0.14)
Net income/(loss)	$1.10	$1.91	$0.27

Diluted income/(loss)
Income/(loss) from continuing operations	$1.14	$1.80	$0.49
Income/(loss) from discontinued operations	0.02	(0.07)	(0.08)
Cumulative effects of changes in accounting principles	(0.11)	—	(0.14)
Net income/(loss)	$1.05	$1.73	$0.27

Cash dividends	$0.40	$0.40	$0.40

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF INCOME
For the Years Ended December 31, 2005, 2004 and 2003
(in millions, except per share amounts)

	2005	2004	2003
AUTOMOTIVE
Sales	$153,503	$147,128	$138,253
Costs and expenses
Cost of sales	144,944	135,852	129,683
Selling, administrative and other expenses	12,768	11,453	10,126
Total costs and expenses	157,712	147,305	139,809
Operating income/(loss)	(4,209)	(177)	(1,556)

Interest expense	1,220	1,221	1,323

Interest income and other non-operating income/(expense), net	1,249	988	897
Equity in net income/(loss) of affiliated companies	285	255	74
Income/(loss) before income taxes — Automotive	(3,895)	(155)	(1,908)

FINANCIAL SERVICES
Revenues	23,586	24,518	26,078
Costs and expenses
Interest expense	6,423	5,850	6,320
Depreciation	5,854	6,618	8,771
Operating and other expenses	6,030	5,830	5,492
Provision for credit and insurance losses	483	1,212	2,248
Total costs and expenses	18,790	19,510	22,831
Gain on sale of Hertz (Note 4)	1,095	—	—
Income/(loss) before income taxes — Financial Services	5,891	5,008	3,247

TOTAL COMPANY
Income/(loss) before income taxes	1,996	4,853	1,339
Provision for/(benefit from) income taxes (Note 3)	(512)	938	123
Income/(loss) before minority interests	2,508	3,915	1,216
Minority interests in net income/(loss) of subsidiaries	280	282	314
Income/(loss) from continuing operations	2,228	3,633	902
Income/(loss) from discontinued operations (Note 4)	47	(146)	(143)
Income/(loss) before cumulative effects of changes in accounting principles	2,275	3,487	759
Cumulative effects of changes in accounting principles (Note 27 and 17)	(251)	—	(264)
Net income/(loss)	$2,024	$3,487	$495

Average number of shares of Common and Class B stock outstanding	1,846	1,830	1,832

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 18)
Basic income/(loss)
Income/(loss) from continuing operations	$1.21	$1.99	$0.49
Income/(loss) from discontinued operations	0.03	(0.08)	(0.08)
Cumulative effects of changes in accounting principles	(0.14)	—	(0.14)
Net income/(loss)	$1.10	$1.91	$0.27

Diluted income/(loss)
Income/(loss) from continuing operations	$1.14	$1.80	$0.49
Income/(loss) from discontinued operations	0.02	(0.07)	(0.08)
Cumulative effects of changes in accounting principles	(0.11)	—	(0.14)
Net income/(loss)	$1.05	$1.73	$0.27

Cash dividends	$0.40	$0.40	$0.40

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	December 31, 2005	December 31, 2004

ASSETS
Cash and cash equivalents	$31,499	$22,831
Marketable securities (Note 5)	7,583	8,946
Loaned securities (Note 5)	3,461	1,058
Finance receivables, net	105,975	109,544
Other receivables, net	8,522	5,891
Net investment in operating leases (Note 12)	27,099	25,564
Retained interest in sold receivables (Note 13)	1,420	9,166
Inventories (Note 6)	10,271	10,766
Equity in net assets of affiliated companies	2,579	2,835
Net property (Note 8)	40,707	43,313
Deferred income taxes	5,881	6,686
Goodwill and other intangible assets (Note 10)	5,945	6,394
Assets of discontinued/held-for-sale operations	—	16,346
Other assets	18,534	26,166
Total assets	$269,476	$295,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables	$22,813	$21,991
Accrued liabilities and deferred revenue (Note 15)	72,977	73,592
Debt (Note 16)	154,332	164,337
Deferred income taxes	5,275	7,187
Liabilities of discontinued/held-for-sale operations	—	11,477
Total liabilities	255,397	278,584
Minority interests	1,122	877
Stockholders’ equity
Capital stock (Note 18)
Common Stock, par value $0.01 per share (1,837 million shares issued; 6,000 million shares authorized)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued; 530 million shares authorized)	1	1
Capital in excess of par value of stock	4,872	5,321
Accumulated other comprehensive income/(loss)	(3,562)	1,258
Treasury stock	(833)	(1,728)
Earnings retained for use in business	12,461	11,175
Total stockholders’ equity	12,957	16,045
Total liabilities and stockholders’ equity	$269,476	$295,506

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET
(in millions)
	December 31, 2005	December 31, 2004

ASSETS
Automotive
Cash and cash equivalents	$13,392	$10,142
Marketable securities (Note 5)	6,860	8,291
Loaned securities (Note 5)	3,461	1,058
Total cash, marketable and loaned securities	23,713	19,491
Receivables, less allowances of $298 and $388	3,061	2,894
Inventories (Note 6)	10,271	10,766
Deferred income taxes	1,187	2,200
Other current assets	8,177	8,916
Total current assets	46,409	44,267
Equity in net assets of affiliated companies	1,756	1,907
Net property (Note 8)	40,379	42,904
Deferred income taxes	11,049	8,164
Goodwill and other intangible assets (Note 10)	5,928	6,374
Assets of discontinued/held-for-sale operations	—	188
Other assets	8,308	9,247
Total Automotive assets	113,829	113,051
Financial Services
Cash and cash equivalents	18,107	12,689
Investments in securities (Note 5)	723	655
Finance receivables, net (Note 11)	111,436	112,541
Net investment in operating leases (Note 12)	22,951	22,652
Retained interest in sold receivables (Note 13)	1,420	9,166
Goodwill and other intangible assets (Note 10)	17	20
Assets of discontinued/held-for-sale operations	—	16,158
Other assets	7,457	12,466
Receivable from Automotive (Note 1)	83	2,753
Total Financial Services assets	162,194	189,100
Intersector elimination	(83)	(2,753)
Total assets	$275,940	$299,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive
Trade payables	$16,554	$16,026
Other liabilities	4,222	4,269
Accrued liabilities and deferred revenue (Note 15)	28,733	29,700
Deferred income taxes	804	877
Debt payable within one year (Note 16)	978	977
Current payable to Financial Services (Note 1)	83	1,382
Total current liabilities	51,374	53,231
Long-term debt (Note 16)	16,900	17,250
Other liabilities (Note 15)	38,639	37,058
Deferred income taxes	586	312
Liabilities of discontinued/held-for-sale operations	—	46
Payable to Financial Services (Note 1)	—	1,371
Total Automotive liabilities	107,499	109,268
Financial Services
Payables	2,037	1,696
Debt (Note 16)	136,454	146,110
Deferred income taxes	10,349	9,890
Other liabilities and deferred income	5,605	6,834
Liabilities of discontinued/held-for-sale operations	—	11,431
Total Financial Services liabilities	154,445	175,961
Minority Interests	1,122	877
Stockholders’ equity
Capital stock (Note 18)
Common Stock, par value $0.01 per share (1,837 million shares issued; 6,000 million shares authorized)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued; 530 million shares authorized)	1	1
Capital in excess of par value of stock	4,872	5,321
Accumulated other comprehensive income/(loss)	(3,562)	1,258
Treasury stock	(833)	(1,728)
Earnings retained for use in business	12,461	11,175
Total stockholders’ equity	12,957	16,045
Intersector elimination	(83)	(2,753)
Total liabilities and stockholders’ equity	$275,940	$299,398

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(in millions)

		Revised - See Note 1
	2005	2004	2003

Cash flows from operating activities of continuing operations
Net cash flows from operating activities (Note 21)	$21,674	$24,562	$17,256

Cash flows from investing activities of continuing operations
Capital expenditures	(7,517)	(6,738)	(7,726)
Acquisitions of retail and other finance receivables and operating leases	(54,024)	(63,284)	(59,503)
Collections of retail and other finance receivables and operating leases	48,238	51,024	44,476
Net acquisitions of daily rental vehicles	(1,552)	(2,492)	(1,505)
Purchases of securities	(6,278)	(8,470)	(10,074)
Sales and maturities of securities	6,154	8,414	9,382
Proceeds from sales of retail and other finance receivables and operating leases	17,288	6,481	18,401
Proceeds from sale of businesses	7,937	537	1,702
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(1,255)	(39)	(10)
Cash paid for acquisitions	(2,031)	(30)	—
Cash recognized on initial consolidation of joint ventures	—	—	256
Other	497	(364)	1,599
Net cash (used in)/provided by investing activities	7,457	(14,961)	(3,002)
Cash flows from financing activities of continuing operations
Cash dividends	(738)	(733)	(733)
Net sales/(purchases) of Common Stock	325	(151)	9
Changes in short-term debt	(8,591)	4,937	1,305
Proceeds from issuance of other debt	24,559	22,223	23,086
Principal payments on other debt	(36,080)	(36,000)	(28,765)
Other	(126)	(120)	(82)
Net cash (used in)/provided by financing activities	(20,651)	(9,844)	(5,180)

Effect of exchange rate changes on cash	(496)	505	811

Net increase/(decrease) in cash and cash equivalents from continuing operations	7,984	262	9,885

Cash from discontinued operations
Cash flows from operating activities of discontinued operations	54	316	308
Cash flows from investing activities of discontinued operations	(49)	(320)	(280)
Cash flows from financing activities of discontinued operations	—	—	(6)

Net increase/(decrease) in cash and cash equivalents	$7,989	$258	$9,907

Cash and cash equivalents at January 1	$22,831	$22,599	$13,124
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	679	653	221
Net increase/(decrease) in cash and cash equivalents	7,989	258	9,907
Less: cash and cash equivalents of discontinued/held-for-sale operations at December 31	—	(679)	(653)
Cash and cash equivalents at December 31	$31,499	$22,831	$22,599

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(in millions)

			Revised - See Note 1
	2005		2004		2003
	Automotive	Financial Services	Automotive	Financial Services	Automotive	Financial Services
Cash flows from operating activities of continuing operations
Net cash flows from operating activities (Note 21)	$5,436	$9,384	$6,969	$15,592	$2,923	$16,487
Cash flows from investing activities of continuing operations
Capital expenditures	(7,123)	(394)	(6,280)	(458)	(7,347)	(379)
Acquisitions of retail and other finance receivables and operating leases	—	(54,024)	—	(63,284)	—	(59,503)
Collections of retail and other finance receivables and operating leases	—	48,226	—	51,242	—	44,118
Net (increase)/decrease in wholesale receivables	—	3,563	—	(2,174)	—	(2,762)
Net acquisitions of daily rental vehicles	—	(1,988)	—	(2,492)	—	(1,505)
Purchases of securities	(5,714)	(564)	(7,590)	(880)	(8,925)	(1,149)
Sales and maturities of securities	5,106	1,048	7,615	799	8,673	709
Proceeds from sales of retail and other finance receivables and operating leases	—	17,288	—	6,481	—	18,401
Proceeds from sale of wholesale receivables	—	3,739	—	3,957	—	966
Proceeds from sale of businesses	280	7,657	125	412	77	1,625
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	—	(1,255)	(26)	(13)	(10)	—
Net investing activity with Financial Services	8,407	—	4,361	—	3,708	—
Cash paid for acquisitions	(2,031)	—	(30)	—	—	—
Cash recognized on initial consolidation of joint ventures	—	—	—	—	256	—
Other	384	113	101	(465)	716	883
Net cash (used in)/provided by investing activities	(691)	23,409	(1,724)	(6,875)	(2,852)	1,404
Cash flows from financing activities of continuing operations
Cash dividends	(738)	—	(733)	—	(733)	—
Net sales/(purchases) of Common Stock	325	—	(151)	—	9	—
Changes in short-term debt	(115)	(8,476)	(342)	5,279	(237)	1,542
Proceeds from issuance of other debt	385	24,174	469	21,754	1,144	21,942
Principal payments on other debt	(758)	(35,322)	(2,564)	(33,436)	(1,082)	(27,683)
Net financing activity with Automotive	—	(8,407)	—	(4,361)	—	(3,708)
Other	(177)	51	(39)	(81)	(15)	(67)
Net cash (used in)/provided by financing activities	(1,078)	(27,980)	(3,360)	(10,845)	(914)	(7,974)

Effect of exchange rate changes on cash	(23)	(473)	117	388	260	551
Net change in intersector receivables/payables and other liabilities	(394)	394	1,258	(1,258)	1,186	(1,186)
Net increase/(decrease) in cash and cash equivalents from continuing operations	3,250	4,734	3,260	(2,998)	603	9,282

Cash from discontinued operations
Cash flows from operating activities of discontinued operations	(17)	71	(148)	464	26	282
Cash flows from investing activities of discontinued operations	17	(66)	137	(457)	(4)	(276)
Cash flows from financing activities of discontinued operations	—	—	—	—	(6)	—

Net increase/(decrease) in cash and cash equivalents	$3,250	$4,739	$3,249	$(2,991)	$619	$9,288

Cash and cash equivalents at January 1	$10,142	$12,689	$6,856	$15,743	$6,243	$6,881
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	679	37	616	31	190
Net increase/(decrease) in cash and cash equivalents	3,250	4,739	3,249	(2,991)	619	9,288
Less: cash and cash equivalents of discontinued/held-for-sale operations at December 31	—	—	—	(679)	(37)	(616)
Cash and cash equivalents at December 31	$13,392	$18,107	$10,142	$12,689	$6,856	$15,743

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(in millions)

		Capital in		Accumulated Other Comprehensive
		Excess		Income/(Loss)
		of Par		Foreign	Minimum	Derivative
	Capital	Value of	Retained	Currency	Pension	Instruments
	Stock	Stock	Earnings	Translation	Liability	and Other	Other	Total
YEAR ENDED DECEMBER 31, 2003
Balance at beginning of year	$19	$5,420	$8,659	$(1,291)	$(5,776)	$536	$(1,977)	$5,590
Comprehensive income/(loss)
Net income			495					495
Foreign currency translation				3,075				3,075
Net gain /(loss) on derivative instruments (net of tax of $430)				(191)		989		798
Minimum pension liability (net of tax of $1,208)					2,243			2,243
Net holding gain/(loss) (net of tax of $1)						1		1
Comprehensive income/(loss)								6,612
Common Stock issued for employee benefit plans and other		(46)						(46)
ESOP loan and treasury stock							228	228
Cash dividends			(733)					(733)
Balance at end of year	$19	$5,374	$8,421	$1,593	$(3,533)	$1,526	$(1,749)	$11,651

YEAR ENDED DECEMBER 31, 2004
Balance at beginning of year	$19	$5,374	$8,421	$1,593	$(3,533)	$1,526	$(1,749)	$11,651
Comprehensive income/(loss)
Net income			3,487					3,487
Foreign currency translation				2,352				2,352
Net gain/(loss) on derivative instruments (net of tax of $98)				(121)		(62)		(183)
Minimum pension liability (net of tax of $255)					(473)			(473)
Net holding gain/(loss) (net of tax of $13)						(24)		(24)
Comprehensive income/(loss)								5,159
Common Stock issued for employee benefit plans and other		(53)						(53)
ESOP loan and Treasury stock							21	21
Cash dividends			(733)					(733)
Balance at end of year	$19	$5,321	$11,175	$3,824	$(4,006)	$1,440	$(1,728)	$16,045

YEAR ENDED DECEMBER 31, 2005
Balance at beginning of year	$19	$5,321	$11,175	$3,824	$(4,006)	$1,440	$(1,728)	$16,045
Comprehensive income/(loss)
Net income			2,024					2,024
Foreign currency translation (Note 2)				(3,446)				(3,446)
Net gain/(loss) on derivative instruments (net of tax of $501)				284		(1,214)		(930)
Minimum pension liability (net of tax of $210)					(390)			(390)
Net holding gain/(loss) (net of tax of $29)						(54)		(54)
Comprehensive income/(loss)								(2,796)
Common Stock issued for employee benefit plans and other		(449)						(449)
ESOP loan and treasury stock							895	895
Cash dividends			(738)					(738)
Balance at end of year	$19	$4,872	$12,461	$662	$(4,396)	$172	$(833)	$12,957

The accompanying notes are part of the financial statements.

NOTE 1. PRINCIPLES OF PRESENTATION AND CONSOLIDATION

Our financial statements are presented in accordance with principles generally accepted in the United States and are shown on two bases: 1) consolidated basis and 2) sector basis for Automotive and Financial Services. We believe the additional information provided in the sector basis statements enables the reader to better understand the operating performance, financial position, cash flow and liquidity of our two very different businesses. The primary difference between the presentation of our sector balance sheet and our consolidated balance sheet is the netting of deferred tax assets and liabilities.

Our financial statements include consolidated majority-owned subsidiaries and, beginning July 1, 2003, consolidated Variable Interest Entities (“VIEs”) of which we are the primary beneficiary. Affiliates that we do not consolidate, but over whose operating and financial policies we have significant influence are accounted for using the equity method. See Note 2 for discussion of accounting policies.

We have reclassified certain prior year amounts to conform to current year presentation.

Presentation of Cash Flows

Beginning with our year ended December 31, 2005 statement of cash flows, we have changed the presentation of cash flows to separately disclose the operating, investing, and financing portions of the cash flows attributable to our discontinued operations. This change is in response to public statements by the staff of the Securities and Exchange Commission ("SEC") concerning classification of discontinued operations within the statement of cash flows. Beginning with our year ended December 31, 2004 consolidated statement of cash flows, we have changed our presentation of cash flows from wholesale finance receivables. This change also stemmed from concerns raised by the SEC about the previous presentation. Prior year disclosures have been revised to conform to current year presentation.

Certain Transactions Between Automotive and Financial Services Sectors

Intersector transactions occur in the ordinary course of business. We formally documented certain long-standing business practices with Ford Motor Credit Company (“Ford Credit”), a wholly owned subsidiary, in a 2001 agreement. Additional details on certain transactions and the effect on each sector’s balance sheet at December 31 are shown below (in billions):

	2005		2004
	Automotive	Financial Services	Automotive	Financial Services
Finance receivables, net (a)		$5.5		$3.0
Other assets (b)		1.1		0.8
Intersector receivables/(payables) (c)	$(0.1)	0.1	$(2.8)	2.8
__________
(a)
Automotive sector receivables (generated primarily from vehicle and parts sales to third parties) sold to Ford Credit. These receivables are classified as Other receivables, net on our consolidated balance sheet and Finance Receivables, net on our sector balance sheet.

(b)
Primarily used vehicles purchased by Ford Credit pursuant to the Automotive sector’s obligation to repurchase such vehicles from daily rental car companies, including Hertz. These vehicles are subsequently sold at auction.

(c)
At December 31, 2005, primarily amounts due the Automotive sector from Ford Credit under a tax sharing agreement and net result of all other transactions including receivables of Ford Credit from the Automotive sector's consolidated dealerships. At December 31, 2004, primarily amounts due Ford Credit and Hertz from the Automotive sector under tax sharing agreements and net result of all other transactions including receivables of Ford Credit from the Automotive sector's consolidated dealerships.

Additionally, amounts recorded as revenue by the Financial Services sector and billed to the Automotive sector for interest and special financing and leasing programs were $3.3 billion in 2005, $3.4 billion in 2004, and $3.5 billion in 2003. At December 31, 2005, the Automotive sector has accrued in Accrued liabilities and deferred revenue approximately $3.0 billion for interest supplements and approximately $800 million for residual-value supplements in the United States and Canada to be paid to Ford Credit over the term of the finance contracts.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short-term time deposits and government agency and corporate obligations, are classified as Cash and cash equivalents.

Revenue Recognition — Automotive Sector

Sales are generally recorded when products are shipped, and the risks and rewards of ownership are transferred to our customers (generally dealers).

We also sell vehicles to daily rental car companies that are subject to guaranteed repurchase options. These vehicles are accounted for as operating leases. At the time of sale, the proceeds are recorded as deferred revenue in Accrued liabilities and deferred revenue. The difference between the proceeds and the guaranteed repurchase amount is recognized in Sales over the term of the lease. Also at the time of sale, the costs of the vehicles are recorded as operating leases in Other current assets. The difference between the cost of the vehicle and the estimated auction value is depreciated as Cost of sales over the term of the lease. At December 31, 2005 and 2004, included in Accrued liabilities and deferred revenue was $4.6 billion and $3.5 billion, respectively and included in Other current assets was $4.1 billion and $2.9 billion, respectively for these vehicles.

Automotive marketing incentives, including customer and dealer cash payments and costs for special financing and leasing programs paid to the Financial Services sector, are recognized as revenue reductions and are accrued at the later of the date the related vehicle sales are recorded or the date the incentive program is both approved and communicated. Costs for marketing incentives are based on assumptions regarding the number of vehicles that will have a specific incentive applied against them.

Income generated from cash and cash equivalents, investments in marketable securities, loaned securities and other miscellaneous receivables is reported as Interest income and other non-operating income/(expense), net.

Revenue Recognition — Financial Services Sector

Revenue from finance receivables is recognized using the interest method. Certain origination costs on receivables are deferred and amortized, using the interest method, over the term of the related receivable as a reduction in financing revenue. Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease. Initial direct costs related to leases are deferred and amortized over the term of the lease. The accrual of interest on receivables is discontinued at the time a receivable is determined to be uncollectible. Interest supplements paid by the Automotive sector are recognized over the term of the receivable or operating lease.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates are used when accounting for certain items such as marketing accruals, warranty costs, employee benefit programs, etc. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ from those estimates.

Selected Other Costs

Freight, engineering and research and development costs are included in cost of sales; advertising costs are included in selling, administrative and other expenses. Advertising, engineering and research and development costs are expensed as incurred and were as follows (in billions):

	2005	2004	2003
Advertising	$5.0	$4.6	$4.1
Engineering, research and development	8.0	7.4	7.3

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF ACCOUNTING POLICIES (Continued)

Sale of Receivables

Ford Credit sells finance receivables in securitization and whole-loan sales transactions to fund our operations and to maintain liquidity. In many of our securitization transactions, we surrender control over these assets by selling finance receivables to securitization special purpose entities (“SPEs”). Securitization entities are a common, required element of securitization transactions to meet certain legal and transaction requirements that assure that the sold assets have been isolated from our creditors and us. The securitization entities generally issue interest-bearing securities collateralized by future collections on the sold receivables.

Receivables are considered sold for accounting purposes when the receivables are transferred beyond the reach of our creditors, the transferee has the right to pledge or exchange the assets and we have surrendered control over the rights and obligations of the receivables. If these criteria are satisfied, the receivables are removed from our balance sheet at the time they are sold.

For off-balance sheet sales of receivables, estimated gains or losses are recognized in the period in which the sale occurs. We retain certain interests in receivables sold in securitization transactions. These interests are recorded at fair value with unrealized gains or losses recorded, net of tax, in Accumulated other comprehensive income/(loss), a component of stockholders' equity.

In whole-loan sale transactions, we sell retail installment sale contracts to a buyer who either retains them or sells them in a subsequent asset-backed securitization. We do not retain any interests in the sold receivables but continue to service such receivables for a fee.

Certain sales of receivables do not qualify for off-balance sheet treatment. As a result, the sold receivables and associated debt are not removed from our balance sheet and no gain or loss is recorded for these transactions.

Foreign Currency Translation

The assets and liabilities of foreign subsidiaries using the local currency as their functional currency are translated to U.S. dollars based on current exchange rates and any resulting translation adjustments are included in Accumulated other comprehensive income/(loss). The net translation adjustment for 2005 was a decrease of $3.4 billion (net of tax of $299 million). The net adjustment reflects amounts transferred to net income as a result of the sale or liquidation of an entity, resulting in a $116 million gain (primarily from the sale of Hertz).

Also included in net income are the gains and losses arising from transactions denominated in a currency other than the functional currency of a location, the impact of re-measuring assets and liabilities of foreign subsidiaries using U.S. dollars as their functional currency, and the results of our foreign currency hedging activities; for additional discussion of hedging activities, see Note 20. The net after-tax income effects of these adjustments were gains of $609 million, $596 million and $454 million in 2005, 2004, and 2003 respectively.

Depreciation and Amortization of Property, Plant and Equipment

Property and equipment are stated at cost and depreciated primarily using the straight-line method over the estimated useful life of the asset. Useful lives range from 3 years to 36 years. The estimated useful lives generally are 14.5 years for machinery and equipment and 30 years for buildings and land improvements. Special tools placed in service beginning in 1999 are amortized using the units-of-production method over the expected vehicle model cycle life. Maintenance, repairs, and rearrangement costs are expensed as incurred.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF ACCOUNTING POLICIES (Continued)

Asset Impairments

Discontinued and Held-for-Sale Operations. We perform an impairment test on an asset group to be discontinued, held for sale, or otherwise disposed of when management has committed to the action and the action is expected to be completed within one year. We estimate fair value to approximate the expected proceeds to be received, less transaction costs and compare it to the carrying value of the asset group. An impairment charge is recognized when the carrying value exceeds the estimated fair market value. When the estimated fair market value exceeds the carrying value of the asset group, gain is recognized upon disposal.

Long-Lived Assets. We monitor the carrying value of long-lived asset groups held and used for potential impairment when certain triggering events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses, or a significant decrease in the market value. When a triggering event occurs for long-lived asset groups held and used, a test for recoverability is performed, comparing projected undiscounted future cash flows, utilizing current cash flow information and expected growth rates, to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, internal and external valuation experts are consulted. The asset group fair value is measured relying primarily on the discounted cash flow methodology. Additionally, we consider various market multiples (e.g., revenue and EBITDA) within the same industry.

Supplier Price Adjustments

We frequently negotiate price adjustments with our suppliers throughout a production cycle, even after receiving production material. These price adjustments relate to changes in design specifications or to other commercial terms such as economics, productivity, and competitive pricing and are recognized in income when settled.  In general, we avoid price changes in consideration of future business; however when these occur, our policy is to defer the financial statement impact of any such price change given explicitly in consideration of future business where guaranteed volumes are specified.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES

Components of income taxes, excluding discontinued operations, cumulative effects of changes in accounting principles and equity in net results of affiliated companies accounted for after-tax, are as follows:

	2005	2004	2003
Income/(loss) before income taxes, excluding equity in net results of affiliated companies accounted for after-tax (in millions)
U.S.	$848	$3,099	$(246)
Non-U.S.	852	1,501	1,501
Total	$1,700	$4,600	$1,255

Provision for income taxes (in millions)
Current
Federal	$26	$(119)	$(149)
Non-U.S.	764	1,038	653
State and local	43	(148)	32
Total Current	833	771	536
Deferred
Federal	(485)	959	(209)
Non-U.S	(784)	(804)	(141)
State and local	(76)	12	(63)
Total Deferred	(1,345)	167	(413)
Total	$(512)	$938	$123

Reconciliation of effective tax rate
U.S. tax at statutory rate	35%	35%	35%
Non-U.S. income taxes	(5)	(2)	—
State and local income taxes	(1)	1	(2)
Deductible dividends	(9)	(3)	(4)
General business credits	(7)	(3)	(12)
Dispositions and restructurings	7	—	—
Medicare prescription drug benefit	(6)	(2)	—
Repatriation of foreign earnings under The American Jobs Creation Act of 2004	(15)	—	—
Prior year settlements and claims	(23)	(6)	—
Other	(6)	—	(7)
Effective rate	(30)%	20%	10%

Annual tax provisions include amounts considered sufficient to pay probable assessments for examination of prior-year tax returns by federal, foreign, state and local jurisdictions; actual assessments may differ. We do not expect that such differences would have a material effect on the future financial statements for a particular year, although such an outcome is possible. No provision for deferred taxes has been made on $550 million of unremitted earnings that are considered to be indefinitely invested in non-U.S. subsidiaries. Deferred taxes for these unremitted earnings are not practicable to estimate.

The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2005	2004
Deferred tax assets
Employee benefit plans	$7,142	$6,005
Dealer and customer allowances and claims	3,000	3,196
Tax credit carryforwards	2,173	2,736
Other foreign deferred tax assets	2,905	2,639
Allowance for credit losses	1,764	1,957
All other	6,103	5,623
Total gross deferred tax assets	23,087	22,156
Less: valuation allowance	(248)	(169)
Total net deferred tax assets	22,839	21,987

Deferred tax liabilities
Leasing transactions	7,736	7,913
Depreciation and amortization (excluding leasing transactions)	5,130	5,554
Finance receivables	2,839	2,826
All other	6,528	6,195
Total deferred tax liabilities	22,233	22,488
Net deferred tax assets/(liabilities)	$606	$(501)

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES (Continued)

Operating loss carryforwards for tax purposes were $4.2 billion at December 31, 2005. A substantial portion of these losses has an indefinite carryforward period; the remaining losses will begin to expire in 2006. Tax credits available to offset future tax liabilities are $2.2 billion. A substantial portion has an indefinite carryforward period; the remainder begins to expire in 2017. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. Management believes that it is more likely than not that a substantial amount of the deferred tax assets will be realized; a valuation allowance has been established for the remainder. The amount of the deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future U.S. taxable income are lower than expected.

On October 22, 2004, President Bush signed into law The American Jobs Creation Act of 2004 ("the Act"). The Act provides for a one-year period to repatriate certain foreign earnings at a special tax rate if those earnings are invested in certain U.S. activities. We remitted such earnings during the year. As identified in our dividend reinvestment plan, our primary U.S. investment of the dividend amount was cash compensation and benefits (excluding executive compensation) to or for the benefit of employees performing services in the United States. Our fourth quarter results reflect a $250 million tax benefit related to this provision.

During the second quarter of 2005, we settled, on a favorable basis, various claims and disputes related to prior year taxes. A significant portion related to foreign tax credits.

NOTE 4. DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS

Automotive Sector

Discontinued Operations. In 2004, the Automotive sector completed the disposition of several of its non-core businesses initiated in 2002 and 2003, including our former automotive recycling businesses in the United States and Canada, our electric vehicle business in Norway, and our insurance-related products and services business in the United Kingdom. Associated with the disposition of these entities, we recorded pre-tax charges of $9 million and $105 million in 2004 and 2003, respectively, reflected in Income/(loss) from discontinued operations.

In 2004, we sold our Formula One racing operations as these operations were not consistent with our Premier Automotive Group ("PAG") Improvement Plan nor our goals to build on the basics and focus on our core business. We recorded pre-tax charges of $204 million for impairment of goodwill, $23 million related to write-down of inventory and $77 million for loss on sale.

The results of all discontinued Automotive sector operations are as follows (in millions):

	2005	2004	2003
Sales	$3	$192	$410

Operating income/(loss) from discontinued operations	$(4)	$(184)	$(65)
Gain/(loss) on discontinued operations	13	(165)	(105)
(Provision for)/benefit from income taxes	(3)	122	29
Income/(loss) from discontinued operations	$6	$(227)	$(141)

At December 31, 2005 and 2004, there were no significant assets or liabilities remaining on our balance sheet related to discontinued operations.

Held-for-Sale Operations. In 2004, management committed to sell certain consolidated dealerships in the Asia Pacific and Africa/Mazda segment as the sale of the dealerships would allow us to concentrate on the production and marketing of our products in the Asia Pacific region rather than the day-to-day retailing operations. In 2004, we recorded pre-tax charges of $64 million reflected in Cost of sales for the impairment of goodwill and $16 million in Interest income and other non-operating income/(expense), net for the estimated loss on disposal. In 2005, we completed the sale and recognized a pre-tax gain of $14 million reflected in Interest income and other non-operating income/(expense), net.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

In 2005, we acquired the minority interest in the Beanstalk Group, LLC ("Beanstalk"), a majority-owned subsidiary that licensed trademarks, and subsequently sold our 100% interest. Its operations were not consistent with our objective to focus on our core automotive business. We recorded pre-tax charges of $53 million for the impairment of intangible assets and goodwill in Cost of sales and $12 million in Interest income and other non-operating income/(expense), net for the loss on sale.

At December 31, 2005, there were no assets or liabilities on our balance sheet related to held-for-sale operations. At December 31, 2004, the assets of the held-for-sale operations consisted primarily of receivables and inventory totaling approximately $49 million and $114 million, respectively.

Other Dispositions. In 2005, we completed the sale of our interests in Mahindra & Mahindra Ltd. (approximately 5% interest), Vastera, Inc. (approximately 19% interest), and Kwik-Fit Group Limited (approximately 18% interest). As a result of the sales, we recognized pre-tax gains of approximately $22 million, $11 million, and $152 million, respectively in Interest income and other non-operating income/(expense), net.

We also completed the exchange of 8.3 million shares in Ballard Power Systems Inc. ("Ballard") for an equity interest (50%) in NuCellSys, GmbH, a 50/50 joint venture with DaimlerChrysler Corporation. As a result of the exchange and the retirement of certain restrictions, we recognized in Cost of sales a pre-tax charge of $61 million. Our ownership interest in Ballard is 11.5%. We continue to report this investment under the equity method.

Acquisitions. We also finalized an agreement with Visteon Corporation ("Visteon"), our largest supplier, in which we assumed control of 17 plants and six other facilities in the United States and Mexico. These assets were transferred to Automotive Components Holdings, LLC ("ACH"), a temporary business controlled and managed by us, to protect the flow of critical parts and components in the near-term and, over time, to improve our sourcing flexibility and cost competitiveness. ACH's mission is to prepare most of the acquired businesses for sale to companies with the capital and expertise to supply us with high-quality components and systems at competitive prices. We consolidated ACH on October 1, 2005 as part of The Americas segment.

The total 2005 pre-tax loss from the transaction was $468 million reflected in Cost of sales, summarized as follows (in millions):

Value of ACH Assets/(Liabilities) Received on October 1, 2005
Net property	$427
Inventory	299
Warrants for purchase of Visteon stock	165
Other net liabilities	(10)
Total	$881

Cash Paid/Liabilities Assumed
Forgiveness of employee-related liabilities*	$(500)
Cash paid to escrow account for Visteon restructuring	(400)
Cash paid for inventories	(299)
Liability recorded for Visteon restructuring	(150)
Total	$(1,349)
__________
*	As part of the transaction, we forgave $1.1 billion of Visteon's liability to us for employee-related costs of which $600 million was recognized in 2004 as an allowance for doubtful accounts.

In 2004, we acquired 100% ownership of ZF Batavia, LLC (renamed Batavia Transmissions, LLC) from ZF Transmissions Technologies LLC. ZF Transmission Technologies LLC, is a company we jointly own (49%) with ZF Friedrichshafen Germany (51%).

In June 2000, we purchased the Land Rover sport utility vehicle business from the BMW Group. As part of the acquisition, we agreed to pay two-thirds of the purchase price at closing with the remainder being paid in 2005. During 2005, we made the final payment of approximately $1.3 billion.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

Financial Services Sector

Discontinued Operations. Consistent with our strategy to focus on our core business, we completed the disposition of the operations discussed below.

In 2004, we committed to a plan to sell Triad Financial Corporation, our operation in the United States that specialized in automobile retail installment sales contracts with borrowers who generally would not be expected to qualify, based on their credit worthiness, for traditional financing sources such as those provided by commercial banks or automobile manufacturers' affiliated finance companies. During 2005, we completed the sale of this business and recognized a pre-tax loss of approximately $16 million.

In 2004, we completed the sale of AMI Leasing and Fleet Management Services, our operation in the United States that offered full service car and truck leasing. During 2003, we recognized a pre-tax charge of $50 million, reflected in Income/(loss) from discontinued operations for the loss on sale. This amount represented the difference between the selling price of these assets, less costs to sell them, and their recorded book value.

In 2003, we completed the sale of Axus, our all-makes vehicle fleet leasing operations in Europe, New Zealand and Australia. In 2002, we recognized a pre-tax charge of $31 million, reflected in Income/(loss) from discontinued operations for the loss on sale. This amount represented the difference between the selling price of these assets, less costs to sell them, and their recorded book value.

The results of all discontinued Financial Services sector operations are as follows (in millions):

	2005	2004	2003
Revenues	$118	$493	$550

Operating income/(loss) from discontinued operations	$59	$138	$84
Gain/(loss) on discontinued operations	(16)	—	(50)
(Provision for)/benefit from income taxes	(2)	(57)	(36)
Income/(loss) from discontinued operations	$41	$81	$(2)
At December 31, 2004, assets of our discontinued operations totaled $2.2 billion and consisted primarily of net finance receivables of $1.7 billion and retained interest in securitized assets of about $350 million.

Held-for-sale Operations. During 2005, management committed to sell Hertz as it is not core to our Automotive business. On September 12, 2005, we entered into a definitive agreement with an investor group of private equity firms under which we agreed to sell Hertz in a transaction valued at approximately $15 billion including debt. On December 21, 2005, we completed, through our wholly-owned subsidiary Ford Holdings LLC, the sale of our 100% ownership interest in Hertz to CCMG Investor, LLC.

We received $5.6 billion in cash for the sale of Hertz. As part of the transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction. These letters of credit will expire no later than December 21, 2011. As a result of the sale, we recognized in Gain on sale of Hertz, a pre-tax gain of $1.1 billion, inclusive of $27 million of charges to record the estimated fair value of the letters of credit. For further discussion of these letters of credit, see Note 27.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 4. DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)

At December 31, 2005, there were no assets or liabilities on our balance sheet related to held-for-sale operations. The assets and liabilities of Hertz classified as discontinued/held-for-sale operations at December 31, 2004 are summarized as follows (in millions):

December 31, 2004
Assets
Cash and cash equivalents	$679
Finance receivables	1,283
Net investment in operating leases	9,111
Goodwill and other intangibles	877
Other assets	2,022
Total assets of held-for-sale operations	$13,972

Liabilities
Payables	$1,538
Debt	8,428
Other liabilities	1,372
Total liabilities of held-for-sale operations	$11,338

NOTE 5. MARKETABLE, LOANED AND OTHER SECURITIES

Trading securities are recorded at fair value with unrealized gains and losses included in income. Available-for-sale securities are recorded at fair value with net unrealized holding gains and losses reported, net of tax, in Accumulated other comprehensive income/(loss). Held-to-maturity securities are recorded at amortized cost. Realized gains and losses are accounted for using the specific identification method.

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

We loan certain securities from our portfolio to other institutions. Such securities are classified as Loaned securities. Collateral for the loaned securities, consisting of cash or other securities, is required to be maintained at a rate of 102% of the market value of a loaned security. We received securities as collateral in the amount of $2.8 billion and $399 million for 2005 and 2004, respectively. This collateral has not been pledged or sold. Cash collateral received is recorded as an asset in Other current assets, offset by an obligation to return the collateral in Other liabilities. Income received from loaning securities is recorded as Interest income and other non-operating income/(expense), net.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. MARKETABLE, LOANED AND OTHER SECURITIES (Continued)

Investments in marketable and loaned securities at December 31 were as follows (in millions):

	2005				2004

	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Automotive Sector
Trading	$8,028	$13	$24	$8,017	$7,648	$12	$23	$7,637
Available-for-sale
U.S. government	1,063	—	6	1,057	933	1	9	925
Mortgage-backed securities	527	1	4	524	212	2	1	213
Other debt securities	729	1	7	723	582	1	9	574
Subtotal	2,319	2	17	2,304	1,727	4	19	1,712
Total	$10,347	$15	$41	$10,321	$9,375	$16	$42	$9,349

Financial Services Sector
Trading	$2	$1	$—	$3	$2	$—	$—	$2
Available-for-sale
U.S. government	92	1	—	93	101	2	—	103
Mortgage-backed securities	282	1	4	279	184	3	—	187
Other debt securities	242	1	3	240	264	9	1	272
Equity	65	38	1	102	50	37	3	84
Subtotal	681	41	8	714	599	51	4	646
Held-to-maturity
U.S. government	6	—	—	6	7	—	—	7
Total	$689	$42	$8	$723	$608	$51	$4	$655

The proceeds and gains/(losses) from sales of available-for-sale securities were as follows (in millions):

	Proceeds			Gains/(Losses)
	2005	2004	2003	2005	2004	2003
Automotive Sector	$5,106	$7,615	$8,673	$(57)	$(12)	$9
Financial Services Sector	482	768	693	4	6	14

The amortized cost and fair value of investments in available-for-sale and held-to-maturity securities by contractual maturity for our sectors at December 31, 2005 were as follows (in millions):

	Automotive		Financial Services
	Available-for-Sale		Available-for-Sale		Held-to-Maturity
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year	$129	$129	$14	$14	$1	$1
2-5 years	1,506	1,496	180	178	3	3
6-10 years	39	38	60	59	—	—
11 years and later	118	117	80	82	1	1
Mortgage backed securities	527	524	282	279	1	1
Equity securities	—	—	65	102	—	—
Total	$2,319	$2,304	$681	$714	$6	$6

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. MARKETABLE, LOANED AND OTHER SECURITIES (Continued)

The fair value of our investments in an unrealized loss position at December 31, 2005, aggregated by investment category and length of time that the investments have been in a continuous loss position, are as follows (in millions):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Automotive Sector
U.S. government	$805	$4	$105	$2	$910	$6
Mortgage-backed securities	288	2	89	2	377	4
Other debt securities	321	2	230	5	551	7
Total	$1,414	$8	$424	$9	$1,838	$17

Financial Services Sector
U.S. government	$29	$—	$—	$—	$29	$—
Mortgage-backed securities	139	3	33	1	172	4
Other debt securities	85	1	75	2	160	$3
Equity securities	3	—	2	1	5	1
Total	$256	$4	$110	$4	$366	$8

We also hold an additional $822 million investment in marketable securities at December 31, 2005 in a Voluntary Employees Beneficiary Association trust (“VEBA”), which assets are used to fund certain employee benefit obligations in the near term. These investments are recorded at fair value and included in Other Assets on our balance sheet. At December 31, 2005, the fair value and unrealized loss of these assets that have been in a continuous loss position for less that twelve months was $318 million and $1 million, respectively, and the fair value and unrealized loss of these assets in a continuous loss position for twelve months or greater was $128 million and $1 million, respectively.

Management has determined that the unrealized losses on our investments in debt and equity securities at December 31, 2005 are temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

NOTE 6. INVENTORIES — AUTOMOTIVE SECTOR

Inventories at December 31 were as follows (in millions):

	2005	2004
Raw materials, work-in-process and supplies	$4,056	$3,968
Finished products	7,224	7,799
Total inventories at FIFO	11,280	11,767
Less: LIFO adjustment	(1,009)	(1,001)
Total inventories	$10,271	$10,766

Inventories are stated at lower of cost or market. About one-fourth of inventories were determined under the last-in, first-out method ("LIFO").

During 2005, inventory quantities were reduced, resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2005 purchases, the effect of which decreased cost of goods sold by approximately $12 million.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 7. SIGNIFICANT UNCONSOLIDATED AFFILIATES

Mazda Motor Corporation ("Mazda") and Blue Diamond Parts, LLC. ("Blue Diamond Parts"), accounted for under the equity method, are considered significant unconsolidated affiliates.

Mazda-Related Investments. At December 31, 2005, our ownership interest in Mazda was 33.9%. The carrying value of our investment in Mazda was $928 million and $768 million at December 31, 2005 and 2004, respectively. Included in our investment of Mazda was $171 million of goodwill. Dividends received from Mazda were $11 million, $8 million and $7 million for the years ended December 31, 2005, 2004, and 2003, respectively. The market value of our investment in Mazda at December 31, 2005 was $2.1 billion.

Summarized income statement information from the published Mazda’s financial statements for the twelve months ended September 30, 2005, 2004, and 2003 are as follows (in millions):

	2005	2004	2003
Net sales	$26,555	$28,015	$20,281
Cost and expenses	25,696	27,226	19,740
Income from continuing operations	333	419	368
Net income	566	384	250

Included in our Equity in net income/(loss) of affiliated companies was income of $148 million, $108 million and $74 million in 2005, 2004, and 2003, respectively, representing our share of Mazda's results on a U.S. GAAP basis. There have been no events at Mazda subsequent to September 30, 2005 that would materially affect our balance sheet or statement of income. Balance sheet information for Mazda is insignificant to our consolidated balance sheet.

Included in our investment in Mazda are convertible bonds issued by Mazda. The bonds are accounted for as an available-for-sale security and at December 31, 2005 and 2004, these bonds had a fair value of $52 million and $219 million, respectively. In the second half of 2005, we converted to equity 82.5% of these.

Blue Diamond Parts, LLC. We have a 50% voting interest in Blue Diamond Parts, LLC. Blue Diamond Parts manages sourcing, merchandising, and distribution of various replacement parts. The carrying value of our investment in Blue Diamond Parts was $7 million and $23 million at December 31, 2005 and 2004, respectively. Dividends received from Blue Diamond Parts were $99 million, $41 million and $31 million for the years ended December 31, 2005, 2004, and 2003, respectively.

Summarized income statement information from Blue Diamond Parts' financial statements for the twelve months ended December 31, 2005, 2004, and 2003 are as follows (in millions):

	2005	2004	2003
Net service revenue	$194	$113	$93
Net other expenses	28	20	17
Income from continuing operations	166	93	75
Net income	164	91	75

Included in our Equity in net income/(loss) of affiliated companies was income of $83 million, $48 million and $39 million for the years ended December 31, 2005, 2004 and 2003, respectively. Balance sheet information for Blue Diamond Parts is insignificant to our consolidated balance sheet.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. NET PROPERTY AND RELATED EXPENSES

Net property at December 31 was as follows (in millions):

	2005	2004
Land	$697	$727
Buildings and land improvements	12,833	12,598
Machinery, equipment and other	45,680	46,383
Construction in progress	2,736	2,089
Total land, plant and equipment	61,946	61,797
Accumulated depreciation	(32,617)	(31,011)
Net land, plant and equipment	29,329	30,786
Special tools, net of amortization	11,050	12,118
Net Automotive Sector property	40,379	42,904
Net Financial Services Sector property	328	409
Total	$40,707	$43,313

Automotive sector property-related expenses were as follows (in millions):
	2005	2004	2003
Amortization of special tools	$3,966	$3,156	$2,658
Depreciation and other amortization	4,167	3,241	2,800
Total	$8,133	$6,397	$5,458

Maintenance and rearrangement	$1,895	$1,971	$1,791

NOTE 9. IMPAIRMENT OF LONG-LIVED ASSETS

During 2005, we updated our PAG Improvement Plan for the Jaguar/Land Rover operating unit within our Ford Europe and PAG segment. We project a decline in net cash flows for the Jaguar/Land Rover operating unit based on updated market projections primarily reflecting recent market performance for Jaguar. As a result, we tested the long-lived assets of this operating unit for recoverability and recorded a pre-tax impairment charge of $1.3 billion in Cost of sales as the carrying value of these assets exceeded the fair value.

During the fourth quarter of 2005, we reviewed the Way Forward plan for the Ford North America business unit of our The Americas segment. The Way Forward plan was approved in the first quarter of 2006. In the fourth quarter of 2005, we tested the long-lived assets of the Ford North America business unit for recoverability using net cash flows revised for the Way Forward plan. We concluded the long-lived assets of Ford North America are not impaired.

As a result of these actions, we also re-evaluated our annual goodwill impairment test performed in the second quarter of 2005 and have determined that an impairment charge is not warranted.

NOTE 10. GOODWILL AND OTHER INTANGIBLES

Our policy is to perform annual testing on goodwill and certain other intangible assets to determine if any impairment has occurred. The test is conducted on a reporting unit level that is aligned with our current senior management structure. To test for impairment, the carrying value of each reporting unit is compared with its fair value. Fair value is estimated using the present value of free cash flows method. In the second and fourth quarter of 2005, fair value was calculated using our best available estimate of future free cash flows. No impairment resulted from this testing.

Changes in the carrying amount of goodwill are as follows (in millions):
	Automotive Sector		Financial Services Sector
	The Americas	Ford Europe and PAG	Ford Credit
Beginning balance, December 31, 2004	$188	$5,248	$20
Goodwill acquired	55	—	—
Goodwill impairment	(34)	—	—
Exchange translation/other	(7)	(342)	(3)
Ending balance, December 31, 2005	$202	$4,906	$17

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 10. GOODWILL AND OTHER INTANGIBLES (Continued)

During the first quarter of 2005, we impaired $34 million of goodwill and $19 million of net intangibles in The Americas segment related to our then held-for-sale subsidiary, Beanstalk. In measuring the impairment, the carrying value of these operations, including goodwill, was compared to a third-party valuation. Beanstalk was subsequently sold in October 2005. In connection with the acquisition of several dealerships, we acquired $55 million of goodwill in 2005.

In addition to the goodwill presented in the above table, during the fourth quarter of 2005, we sold Hertz, including $640 million in goodwill and $232 million in intangibles which were classified as Assets of discontinued/held-for-sale operations. Additionally, included in Equity in net assets of affiliated companies was goodwill of $217 million at December 31, 2005. This included an increase of $83 million related to the conversion of our investment in Mazda convertible bonds to an investment in Mazda's equity, and a decrease of $32 million related primarily to our investment in Ballard.

The components of identifiable intangible assets at December 31 were as follows (in millions):

	2005			2004
	Automotive Sector		Financial Services Sector	Automotive Sector		Financial Services Sector
	Amortizable	Non-amortizable	Amortizable	Amortizable	Non-amortizable	Amortizable
Gross carrying amount	$558	$431	$4	$604	$484	$4
Less: accumulated amortization	(169)	—	(4)	(150)	—	(4)
Net intangible assets	$389	$431	$—	$454	$484	$—

Pre-tax amortization expense related to these intangible assets for the year ended December 31, 2005 was $55 million. Intangible asset amortization is forecasted to range from $30 million to $40 million per year for the next five years, excluding the impact of foreign currency translation.

NOTE 11. FINANCE RECEIVABLES — FINANCIAL SERVICES SECTOR

Net finance receivables at December 31 were as follows (in millions):

	2005	2004
Retail	$67,928	$84,843
Wholesale	38,522	22,666
Other finance receivables	6,320	7,096
Total finance receivables	112,770	114,605
Allowance for credit losses	(1,400)	(2,136)
Other	66	72
Net finance and other receivables	$111,436	$112,541

Net finance receivables subject to fair value*	$105,481	$104,874
Fair Value	$105,004	$105,113
__________
*	December 31, 2005 and 2004, excludes $5.5 billion and $7.7 billion, respectively, of certain receivables (primarily direct financing leases) that are not financial instruments.

Finance receivables that originated outside the United States were $46.4 billion and $51.9 billion at December 31, 2005 and 2004, respectively. Other finance receivables consisted primarily of real estate, commercial and other collateralized loans and accrued interest.

Included in net finance and other receivables at December 31, 2005 and 2004 were $44.7 billion and $16.9 billion, respectively, of receivables that have been sold for legal purposes to consolidated securitization SPEs and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors.

The fair value of most finance receivables is calculated by discounting future cash flows using an estimated discount rate that reflects the current credit, interest rate and prepayments risks associated with similar types of instruments. For receivables with short maturities, the book value approximates fair value.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 11. FINANCE RECEIVABLES — FINANCIAL SERVICES SECTOR (Continued)

At December 31, 2005, finance receivables included $1.6 billion owed by the three customers with the largest receivables balances.

Future maturities of total finance receivables, including minimum lease rentals are $74.3 billion for 2006, $20.5 billion for 2007, $10.9 billion for 2008, and $7.1 billion thereafter. Experience indicates that a substantial portion of the portfolio generally is repaid before the contractual maturity dates.

Included in retail receivables above are investments in direct financing leases. The net investment at December 31 was as follows (in millions):

	2005	2004
Total minimum lease rentals to be received	$3,978	$4,972
Less: Unearned income	(555)	(758)
Loan origination costs	41	50
Estimated residual values	2,394	3,367
Less: Allowance for credit losses	(59)	(82)
Net investment in direct financing leases	$5,799	$7,549

The investment in direct financing leases relates to the leasing of vehicles, various types of transportation and other equipment and facilities. Future maturities of minimum lease rentals, as included above, are $1.7 billion for 2006, $1.1 billion for 2007, about $800 million for 2008, and about $400 million thereafter.

NOTE 12. NET INVESTMENT IN OPERATING LEASES

The net investment in operating leases at December 31 was as follows (in millions):

	2005	2004
Financial Services Sector
Vehicles and other equipment, at cost	$29,489	$30,799
Accumulated depreciation	(6,344)	(7,842)
Allowances for credit losses	(194)	(305)
Total Financial Services	22,951	22,652
Automotive Sector
Vehicles, net of depreciation	4,148	2,912
Total	$27,099	$25,564

Financial Services Sector

Included in net investment in operating leases at December 31, 2005 were interests in operating leases and the related vehicles of $6.5 billion that have been transferred for legal purposes to consolidated securitization SPEs and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors.

The amounts contractually due for minimum rentals on operating leases are $3.5 billion for 2006, $3.0 billion for 2007, $1.8 billion for 2008, $441 million for 2009, $75 million for 2010, and $285 million thereafter.

Assets subject to operating leases are depreciated primarily on the straight-line method over the term of the lease to reduce the asset to its estimated residual value. Estimated residual values are based on assumptions for used vehicle prices at lease termination and the number of vehicles that are expected to be returned. Operating lease depreciation expense (which includes gains and losses on disposal of assets) was $5.7 billion in 2005, $6.4 billion in 2004, and $8.5 billion in 2003.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. SALES OF RECEIVABLES — FINANCIAL SERVICES SECTOR

Servicing Portfolio

We retain servicing rights for receivables sold in off-balance sheet securitization and whole-loan sale transactions. The servicing portfolio is summarized in the following table (in millions):

	Retail	Wholesale	Total
Servicing portfolio at December 31, 2003	$33,921	$20,249	$54,170
Receivables sales	6,933	—	6,933
Collections	(20,185)	(1,345)	(21,530)
Servicing portfolio at December 31, 2004	20,669	18,904	39,573
Receivables sales	18,138	1,561	19,699
Collections and re-acquired receivables	(17,886)	(20,465)	(38,351)
Servicing portfolio at December 31, 2005	$20,921	$—	$20,921

In the fourth quarter of 2005, we consolidated our off-balance sheet wholesale securitization program as a result of certain changes authorized in accordance with the transaction documents. The accounting consolidation did not have an impact on our earnings, back-up credit facilities, unsecured debt programs or other securitization programs. This transaction was primarily non-cash and increased receivables $17.9 billion and debt $15.8 billion upon consolidation.

Retained Interest

Components of retained interest in off-balance sheet securitized assets at December 31 include (in millions):

	2005	2004
Residual interest in securitization transactions	$1,094	$756
Restricted cash held for benefit of securitization SPEs	199	503
Subordinated securities	127	875
Interest in sold wholesale receivables and other trust assets	—	6,904
Senior securities	—	128
Retained interest in securitized assets	$1,420	$9,166

Investments in subordinated securities and restricted cash are senior to the residual interest in securitization transactions. Retained interests are recorded at fair value. The fair value of subordinated and senior securities is estimated based on market prices. In determining the fair value of residual interest in securitization transactions, we discount the present value of the projected cash flows retained at the transaction discount rate.

Investment and Other Income

The following table summarizes the activity related to off-balance sheet sales of receivables reported in Revenues for the years ended December 31 (in millions):

	2005	2004	2003
Net gain on sales of receivables	$74	$155	$373
Income on interest in sold wholesale receivables and retained securities	327	588	679
Servicing fees	376	372	618
Income on residual interest and other	721	815	941
Investment and other income related to sales of receivables	$1,498	$1,930	$2,611

For the year ended December 31, 2005, we utilized certain point-of-sale assumptions in our retail transactions, which included a discount rate of 11.0%, prepayment speeds of 0.9% to 1.5% (which represents expected payments earlier than scheduled maturity dates) and credit losses of 0.1% to 2.3% over the life of sold receivables. The weighted-average life of the underlying assets was 51.9 months. For the year ended December 31, 2004, point-of-sale assumptions in our retail transactions included discount rates of 11.0% to 13.5%, prepayment speeds of 0.8% to 1.5% and credit losses of 0.8% to 2.8% over the life of sold receivables. For the year ended December 31, 2004, the weighted-average life of the underlying assets was 50.2 months.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. SALES OF RECEIVABLES — FINANCIAL SERVICES SECTOR (Continued)

Cash Flow

The following table summarizes the cash flow movements between the transferees and us in our off-balance sheet sales of receivables for the years ended December 31 (in millions):

	2005	2004	2003
Proceeds from sales of receivables
Proceeds from sales of retail receivables	$15,549	$4,795	$15,761
Proceeds from interest in sold wholesale receivables	3,739	3,957	966
Proceeds from revolving-period securitizations	1,349	1,567	2,610
Proceeds from sale of retained notes - retail	298	—	—
Total	$20,935	$10,319	$19,337

Cash flows related to net change in retained interest
Interest in sold retail receivables	$708	$1,457	$893
Interest in sold wholesale receivables	2,684	(1,831)	1,140
Total	$3,392	$(374)	$2,033

Servicing fees
Retail	$260	$260	$409
Wholesale	116	112	209
Total	$376	$372	$618

Other cash flows received on interests retained (which are reflected in securitization income)
Retail	$276	$356	$735
Wholesale	507	802	810
Total	$783	$1,158	$1,545

Repurchased retail receivables	$(43)	$(143)	$(193)

Other Disclosures

The following table summarizes key assumptions used in estimating cash flows from sold retail receivables and the corresponding sensitivity of the current fair values to 10% and 20% adverse changes (in millions):

		Impact on Fair Value Based
	Assumption	on Adverse Change
	Percentage	10% Change	20% Change
	(annual rate)
Cash flow discount rate	11%	$(12)	$(24)
Estimated net credit loss rate	0.1% - 5.0%	(19)	(38)
Prepayment speed	0.9% - 1.5%	(3)	(6)

The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.

Outstanding delinquencies over 30 days related to the off-balance sheet securitized portfolio were $386 million and $410 million at December 31, 2005 and 2004, respectively. Credit losses, net of recoveries, were $127 million and $244 million for the years ended December 31, 2005 and 2004, respectively. Expected static pool credit losses related to outstanding securitized retail receivables were 1.55% at December 31, 2005. To calculate the static pool credit losses, actual and projected future credit losses are added together and divided by the original balance of each pool of assets.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. SALES OF RECEIVABLES — FINANCIAL SERVICES SECTOR (Continued)

On-Balance Sheet Securitization Special Purpose Entities

At December 31, 2005 and 2004, about $44.7 billion and $16.9 billion, respectively, of finance receivables have been sold for legal purposes to consolidated securitization SPEs. In addition, at December 31, 2005 and 2004, interests in operating leases and the related vehicles of about $6.5 billion and $2.5 billion, respectively, have been transferred for legal purposes to consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors. At December 31, 2005 and 2004, associated debt of $39.8 billion and $16.5 billion, respectively, was issued by the SPEs and includes both asset-backed commercial paper and notes payable out of collections on these receivables and interests in operating leases and the related vehicles. This debt is the legal obligation of the SPEs, but for financial statement reporting purposes is reported as debt on our balance sheet.

NOTE 14. ALLOWANCE FOR CREDIT LOSSES — FINANCIAL SERVICES SECTOR

The allowance for credit losses is our estimate of the credit losses related to impaired receivables and operating leases at the date of the financial statements. This allowance is based on factors including historical credit loss trends, the credit quality of our present portfolio, trends in historical and projected used vehicle values and general economic measures. Additions to the allowance for credit losses are made by recording charges to the provision for credit losses on our statement of income. Finance receivables and lease investments are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses.

The allowance for credit losses is included in Finance receivables, net and Net investment in operating leases. Changes in the allowance for credit losses for finance receivables, investment in direct financing leases and investment in operating leases were as follows (in millions):

	2005	2004	2003
Beginning balance	$2,471	$2,962	$3,054
Provision for credit losses	167	923	1,928
Total charge-offs and recoveries
Charge-offs	(1,184)	(1,843)	(2,409)
Recoveries	478	477	475
Net charge-offs	(706)	(1,366)	(1,934)
Other changes, principally amounts related to finance receivables sold and translation adjustments	(338)	(48)	(86)
Ending balance	$1,594	$2,471	$2,962

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. ACCRUED LIABILITIES AND DEFERRED REVENUE (in millions)

	2005	2004
Automotive Sector
Current
Dealer and customer allowances and claims	$12,953	$14,082
Deferred revenue	5,697	4,417
Employee benefit plans	2,070	1,921
Other postretirement employee benefits	1,442	1,572
Accrued interest	1,248	1,538
Pension liability	398	69
Other	4,925	6,101
Total Automotive current	28,733	29,700
Non-current
Other postretirement employee benefits	17,778	15,306
Dealer and customer allowances and claims	7,359	7,728
Pension liability	7,156	7,639
Deferred revenue	2,130	2,188
Employee benefit plans	1,121	1,106
Other	3,095	3,091
Total Automotive non-current	38,639	37,058
Total Automotive Sector	67,372	66,758
Financial Services Sector	5,605	6,834
Total	$72,977	$73,592

NOTE 16. DEBT AND COMMITMENTS

Debt at December 31 was as follows (in millions):

	Weighted Average Rate (a)		Amount
	2005	2004	2005	2004
Automotive Sector
Debt payable within one year
Short-term	6.0%	8.6%	$251	$270
Long-term payable within one year
Senior indebtedness			727	707
Total debt payable within one year			978	977
Long-term debt
Senior indebtedness
Notes and bank debt	7.5%	7.4%	11,942	12,303
Unamortized discount			(197)	(208)
Total senior indebtedness			11,745	12,095
Subordinated indebtedness	6.5%	6.5%	5,155	5,155
Total long-term debt			16,900	17,250
Total debt			$17,878	$18,227
Fair value (b)			$13,179	$18,074
Financial Services Sector
Short-term debt
Asset-backed commercial paper (c)			$21,751	$12,612
Commercial paper			1,041	8,916
Other short-term			9,543	10,590
Total short-term debt	5.0%	2.8%	32,335	32,118
Long-term debt
Senior indebtedness
Notes payable within one year			21,234	29,661
Notes payable after one year			64,924	80,556
Unamortized discount			(63)	(70)
Asset-backed debt (d)
Notes payable within one year			5,357	624
Notes payable after one year			12,667	3,221
Total long-term debt	5.1%	4.4%	104,119	113,992
`Total debt			$136,454	$146,110
Fair value (b)			$131,233	$148,334

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. DEBT AND COMMITMENTS (Continued)

Long-term debt maturities at December 31, 2005 are as follows (in millions):

Long-term debt maturities	2006	2007	2008	2009	2010	Thereafter	Maturity Average (Years)
Automotive Sector	$727	$801	$400	$184	$663	$14,852	25
Financial Services Sector	26,591	26,532	17,890	12,778	6,789	13,539	3
__________
(a)	Includes the effect of interest rate swaps
(b)	Based on quoted market prices or current rates for similar debt with the same remaining maturities.
(c)
Amounts represent asset-backed commercial paper issued by consolidated securitization SPEs and are payable out of collections on the finance receivables. This debt is the legal obligation of the securitization SPEs.

(d)
Asset-backed debt is issued by consolidated securitization SPEs and is payable out of collections on the finance receivables or interests in operating leases and the related vehicles transferred to the SPEs. This debt is the legal obligation of the securitization SPEs.

Subordinated Indebtedness

Ford Motor Company Capital Trust II, a subsidiary trust (“Trust II”), has outstanding 6.50% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $5 billion (the “Trust II Preferred Securities”). The sole assets of Trust II are $5.2 billion principal amount of 6.50% Junior Subordinated Debentures due 2032 of Ford Motor Company (the “Subordinated Debentures”). At our option, we may redeem the Subordinated Debentures, in whole or in part, on or after January 15, 2007. To the extent we redeem the Subordinated Debentures or upon the maturity of the Subordinated Debentures, Trust II is required to redeem the Trust II Preferred Securities at $50 per share plus accrued and unpaid distributions. We guarantee the payment of all distribution and other payments of the Trust II Preferred Securities to the extent not paid by Trust II, but only if and to the extent we have made a payment of interest or principal on the Subordinated Debentures. Trust II is not consolidated by us as it is a VIE in which we do not have a significant variable interest and of which we are not the primary beneficiary.

Credit Facilities*

Automotive Sector

At December 31, 2005, the Automotive sector had $7.1 billion of contractually committed credit facilities with financial institutions, of which $6.9 billion were available for use. Of the lines available for use, 74% are committed through June 30, 2010. Of the $7.1 billion, $6.5 billion constitute global credit facilities and may be used, at our option, by any of our direct or indirect majority-owned subsidiaries on a guaranteed basis. We also have the ability to transfer, on a non-guaranteed basis, $2.2 billion of such global credit facilities to Ford Credit and approximately $500 million to FCE Bank plc ("FCE"), Ford Credit's European operation. All of the global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that would limit our ability to borrow.

Financial Services Sector

At December 31, 2005, the Financial Services Sector had $6.2 billion of contractually committed credit facilities with financial institutions, of which $5.1 billion were available for use. Of the lines available for use, 36% are committed through June 30, 2010. Of the $6.2 billion, $3.8 billion are Ford Credit facilities ($3.2 billion global and approximately $600 million non-global) and $2.4 billion are FCE facilities ($2.3 billion global and approximately $100 million non-global). The global credit facilities may be used, at Ford Credit's or FCE's option, by any of their direct or indirect majority-owned subsidiaries. Ford Credit or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that would limit our ability to borrow.

Additionally, at December 31, 2005, banks provided $18.7 billion of contractually committed liquidity facilities exclusively to support Ford Credit's two on-balance sheet, asset-backed commercial paper programs; $18.2 billion supported Ford Credit's retail

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. DEBT AND COMMITMENTS (Continued)

securitization program ("FCAR") and $500 million supported the wholesale securitization program ("Motown Notes"). The FCAR and Motown Notes program must be supported by liquidity facilities equal to at least 100% and 5%, respectively, of their face amount. At December 31, 2005, about $17.7 billion of FCAR's bank credit facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. The remaining $500 million of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt. Utilization of these facilities is subject to conditions specific to each program and Ford Credit having a sufficient amount of securitizable assets. At December 31, 2005, the outstanding balances were approximately $15.3 billion for the FCAR program and $6.5 billion for the Motown Notes program.
__________
* Credit facilities of our VIEs are excluded as we do not control their use.

NOTE 17. VARIABLE INTEREST ENTITIES

We consolidate VIEs of which we are the primary beneficiary. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in our December 31, 2005 balance sheet are $5.5 billion of VIE assets related to VIEs that were consolidated.

During 2003, as a result of consolidating VIEs of which we are the primary beneficiary, we recognized a non-cash charge of $264 million in Cumulative effects of changes in accounting principles. The charge represented the difference between the fair value of the assets, liabilities and minority interests recorded upon consolidation and the carrying value of the investments. Recorded assets exclude goodwill.

Automotive Sector

VIEs of which we are the primary beneficiary:

The activities with the joint ventures described below include purchasing substantially all of the joint ventures' output under a cost plus margin arrangement and/or volume dependent pricing. Described below are the most significant of the VIEs that were consolidated.

AutoAlliance International, Inc. ("AAI") is a 50/50 joint venture with Mazda in North America. AAI is engaged in the manufacture of automobiles on behalf of Ford and Mazda, primarily for sale in North America. As a result of changes in the contractual arrangements between Ford, Mazda and AAI in the third quarter of 2005, we consolidated AAI.

Ford Otosan ("Otosan") is a joint venture in Turkey with the Koc Group of Turkey (41% partner) and public investors (18%). Otosan is the single assembly supplier of the Ford Transit Connect and an assembly supplier of the Ford Transit van.

Getrag Ford Transmissions GmbH ("GFT") is a 50/50 joint venture with Getrag Deutsche Venture GmbH & Co. KG, a German company, to which we transferred our European manual transmission operations in Halewood, England; Cologne, Germany and Bordeaux, France. GFT is the primary supplier of manual transmissions for use in our European vehicles.

Tekfor Cologne GmbH ("Tekfor") is a 50/50 joint venture with Neumayer Tekfor GmbH, a German company to which we transferred our Cologne forging operations. Tekfor produces transmission and chassis components for use in our vehicles.

We hold interests in certain Ford and/or Lincoln Mercury dealerships. At December 31, 2005, we consolidated a portfolio of approximately 135 dealerships that are part of the Dealer Development program. The program's purpose is to facilitate the establishment of independent franchised dealers by allowing a participating dealership to become the sole owner of a Ford and/or Lincoln Mercury dealership corporation by purchasing equity from us using the operator's share of dealership net profits. We supply and finance the majority of vehicles and parts to these dealerships and the operators have a contract to buy our equity interest over a period of time.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 17. VARIABLE INTEREST ENTITIES (Continued)

VIEs of which we are not the primary beneficiary:

During the third quarter of 2005, as part of the Hertz transaction, Ford provided cash-collateralized letters of credit to support the payment obligations of Hertz Vehicle Financing, a VIE which is wholly owned by Hertz of which we are not the primary beneficiary. The fair value of our obligation related to these letters of credit, which will expire no later than December 21, 2011, is approximately $27 million. For additional discussion of these letters of credit, see Note 27.

The risks and rewards associated with our interests in joint ventures which are VIEs of which we are not the primary beneficiary are based primarily on ownership percentages. Our maximum exposure (approximately $158 million at December 31, 2005) to any potential losses, should they occur, associated with these VIEs is limited to equity investments.

Financial Services Sector

VIEs of which we are the primary beneficiary:

Ford Credit uses SPEs in a variety of on-balance sheet and off-balance sheet securitization transactions. On-balance sheet SPEs discussed in Note 11 are considered VIEs of which Ford Credit is the primary beneficiary and have been consolidated.

VIEs of which we are not the primary beneficiary:

Ford Credit has investments in certain joint ventures deemed to be VIEs of which it is not the primary beneficiary. The risks and rewards associated with Ford Credit’s interests in these entities are based primarily on ownership percentages. Ford Credit’s maximum exposure (approximately $182 million at December 31, 2005) to any potential losses, should they occur, associated with these VIEs is limited to its equity investments and, where applicable, receivables due from the VIEs.

Ford Credit also sells, under contractually-committed agreements, finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by us. In addition, certain of these SPEs hold notes issued by Ford Credit that are backed by interests in operating leases and the related vehicles, which reduce the commitment of these SPEs to purchase finance receivables. At December 31, 2005, approximately $5.6 billion of finance receivables and notes were held by these SPEs.

NOTE 18. CAPITAL STOCK AND AMOUNTS PER SHARE

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

As discussed in Note 16, Trust II Preferred Securities with an aggregate liquidation preference of $5 billion are outstanding. At the option of the holder, each Preferred Security is convertible, at any time on or before January 15, 2032, into shares of our Common Stock at a rate of 2.8249 shares for each Preferred Security (equivalent to a conversion price of $17.70 per share). Conversion of all shares of such securities would result in the issuance of 282 million shares of our Common Stock.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. CAPITAL STOCK AND AMOUNTS PER SHARE (Continued)

Amounts Per Share of Common and Class B Stock

The calculation of diluted income per share of Common Stock and Class B Stock takes into account the effect of obligations, such as stock options and convertible securities, considered to be potentially dilutive. Basic and diluted income/(loss) per share were calculated using the following number of shares (in millions):

	2005	2004	2003
Basic and Diluted Income/(Loss)
Basic income/(loss) from continuing operations attributable to Common Stock and Class B Stock	$2,228	$3,633	$902
Effect of dilutive convertible preferred securities	213	199	—
Diluted income/(loss) from continuing operations attributable to Common Stock and Class B Stock	$2,441	$3,832	$902
Diluted Shares
Average shares outstanding	1,846	1,830	1,832
Restricted and uncommitted-ESOP shares	(3)	(4)	(2)
Basic shares	1,843	1,826	1,830
Net dilutive options and restricted and uncommitted ESOP shares	10	18	13
Dilutive convertible preferred securities *	282	282	—
Diluted shares	2,135	2,126	1,843
__________
*  In 2003, not included in calculation of diluted earnings per share due to their antidilutive effect are 282 million shares and the related income effect for convertible preferred securities.

NOTE 19. SHARE-BASED COMPENSATION

We have been recording employee compensation expense in net income since January 1, 2003 under the provisions of SFAS 123, Accounting for Stock-Based Compensation. Effective December 31, 2005, we adopted the provisions of SFAS 123R, Share-Based Payment under the modified prospective method. This statement will be applied to new awards in 2006 and to any awards that are modified, repurchased, or cancelled after the date of adoption.

We continue to measure the fair value of our stock-based compensation using the Black-Scholes option-pricing model, using historical volatility and the simplified method of calculating the expected term. Our expected term is calculated by averaging the vesting term (3 years) and the contractual term of the option (10 years). Historical data is also used to estimate option exercise behaviors and employee termination experience within the valuation model. Based on our assessment of employee groupings and observable behaviors, we determined that a single grouping is appropriate. We expense compensation cost for stock options using a three year cliff vesting methodology. Shares needed for stock based compensation are issued from treasury stock. We expect to repurchase 26 million shares for treasury stock during 2006.

At December 31, 2005, Ford has outstanding a variety of stock-based compensation to employees (including Officers and members of the Board of Directors). All stock-based compensation plans are approved by the shareholders.

Description of Stock Option Plans

We have stock options outstanding under two Long-term Incentive Plans ("LTIP"), the 1990 LTIP and the 1998 LTIP. No further grants may be made under the 1990 LTIP and all outstanding options under this plan are exercisable. All outstanding options under the 1990 LTIP continue to be governed by the terms and conditions of the existing option agreements for those grants. Grants may continue to be made under the 1998 LTIP through April 2008. Under the 1998 LTIP, 33% of the options are generally exercisable after the first anniversary of the date of grant, 66% after the second anniversary, and 100% after the third anniversary. Stock options expire ten years from the grant date.

Under the 1998 LTIP, 2% of our issued Common Stock as of December 31 becomes available for granting plan awards in the succeeding calendar year. Any unused portion is available for later years. The limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years. At December 31, 2005, the number of unused shares carried forward aggregated to 79.6 million shares.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19. SHARE-BASED COMPENSATION (Continued)

Stock option activity was as follows:

	2005		2004		2003
Stock Option Activity	Shares (millions )	Weighted- Average Exercise Price	Shares (millions )	Weighted- Average Exercise Price	Shares (millions )	Weighted- Average Exercise Price
Outstanding, beginning of year	245.4	$19.13	234.7	$19.34	212.9	$20.88
Granted	27.6	12.46	26.7	13.46	31.3	7.93
Exercised*	(3.7)	9.14	(11.7)	10.60	(4.2)	11.06
Forfeited (including expirations)	(24.1)	17.13	(4.3)	18.68	(5.3)	19.90
Outstanding, end of year	245.2	18.72	245.4	19.13	234.7	19.34
Exercisable, end of year	191.9	20.61	183.0	21.41	161.7	21.44
__________
*  Exercised at option prices ranging from $7.40 to $12.53 during 2005, $7.55 to $12.53 during 2004, and $10.99 to $13.54 during 2003.

The total fair value of shares vested during the years ended December 31, 2005, 2004, and 2003, was $145 million, $184 million, and $206 million, respectively. We have 191.9 million fully vested stock options with a weighted-average exercise price of $20.61 and remaining term of 4.4 years. We expect 52.3 million stock options (after forfeitures) with a weighted-average exercise price of $11.95 and remaining term of 8.5 years to vest in the future. The aggregate intrinsic value of these options is $2.8 million and $1.7 million, respectively.

We received $33.2 million from the exercise of stock options in 2005. The tax benefit realized was $3.1 million.
An equivalent of $42.2 million in treasury shares were used to settle exercised options. For options exercised during the years ended December 31, 2005, 2004 and 2003, the difference between the fair value of the common shares issued and their respective exercise price was $9.0 million, $47.7 million, and $3.5 million, respectively. Compensation cost for 2005, 2004, and 2003 was $92.7 million, $77.4 million, and $112.1 million net of tax of $23.3 million, $41.6 million, and $60.4 million, respectively.

As of December 31, 2005, there is $50.9 million in unrealized compensation cost related to non-vested stock options. This expense will be recognized over a weighted-average period of 1.3 years. A summary of the status of our non-vested shares and changes during the year follows:
	Shares (millions)	Weighted-Average Grant-date Fair Value
Nonvested beginning of year	62.4	$4.16
Granted	27.6	4.44
Vested	(32.8)	4.43
Forfeited	(3.9)	4.73
Nonvested end of year	53.3	4.09

The estimated fair value of stock options at the time of grant using the Black-Scholes option-pricing model was as follows:

	2005	2004	2003
Fair value per option	$4.44	$4.71	$2.07
Assumptions:
Annualized dividend yield	3.2%	3.0%	5.1%
Expected volatility	41.9%	42.2%	39.3%
Risk-free interest rate	4.4%	3.4%	3.7%
Expected option term (in years)	7	7	7

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19. SHARE-BASED COMPENSATION (Continued)

Details on various stock option exercise price ranges are as follows:

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares (millions)	Weighted- Average Life (years)	Weighted- Average Exercise Price	Shares (millions)	Weighted- Average Exercise Price
$ 7.40 - $10.58	26.4	7.2	$7.97	16.5	$7.99
10.62 - 15.81	80.2	6.0	12.81	37.9	12.86
15.91 - 23.88	85.7	4.6	19.99	84.6	20.04
23.97 - 35.79	52.3	4.3	30.85	52.3	30.85
41.03 - 42.52	0.6	2.3	41.42	0.6	41.42
Total options	245.2			191.9

Other Share-Based Compensation

Under the 1998 LTIP we also grant other share-based awards to select executives and other key employees, in addition to the stock options above. These awards include Restricted Stock, Restricted Stock Equivalents, Performance Stock Rights, Performance-based Restricted Stock Equivalents, and Stock Appreciation Rights. These awards have various vesting criteria including service requirements, individual performance targets, and company-wide performance targets.

Other share-based compensation expense was $29.8 million for 2005, $7.6 million for 2004, and $46.2 million for 2003.

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS

All derivative instruments, including embedded derivatives, are recorded at fair value on our balance sheet.

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

We have elected to apply hedge accounting to a portion of our derivatives. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time they are designated as well as throughout the hedge period. Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting treatment. For both of these, the mark to fair value is reported currently through earnings.

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

Automotive Sector

Cash Flow Hedges. We use forward contracts and options, which qualify as cash flow hedges, to manage our exposure to foreign currency exchange and commodity price risks. The effective portion of changes in the fair value of cash flow hedges is deferred in Accumulated other comprehensive income/(loss) (“OCI”) and is recognized in Cost of sales when the hedged item affects earnings.

Derivatives used to manage financial exposures for foreign exchange and commodity price risks generally mature within three years or less, with a maximum maturity of five years. Cash flow hedges are discontinued when it is probable that the original forecasted transaction will not occur. The impact to earnings associated with hedge ineffectiveness from cash flow hedges was recorded in Cost of sales as a loss of $1 million in 2005, a gain of $1 million in 2004 and a gain of $36 million in 2003.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Net Investment Hedges. We use foreign currency contracts to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities. The change in the value of these derivatives is recorded in OCI as a foreign currency translation adjustment. The ineffectiveness related to net investment hedges is recorded in Cost of sales. Gains of $20 million, losses of $2 million, and gains of $95 million were recorded in 2005, 2004, and 2003, respectively.

Other Derivative Instruments. As previously stated, some derivatives do not qualify for hedge accounting treatment or we elect not to apply hedge accounting. In such cases, both the gains and losses are reported in Cost of sales or Interest Income and other non-operating income/(expense), net. The earnings impact primarily relates to the revaluation of foreign currency derivatives, which are substantially offset by the revaluation on foreign denominated debt, and warrants.

Financial Services Sector

Ford Credit’s overall risk management objective is to maximize financing income while limiting the effect of changes in foreign currencies and interest rates. Ford Credit faces exposure to currency exchange rates if a mismatch exists between the currency of its receivables and the currency of the debt funding those receivables. Ford Credit executes cross-currency swaps and foreign currency forwards to convert substantially all of the foreign currency debt obligations to the local currency of the receivables. Interest rate swaps are used to manage exposure to re-pricing risk, which arises when assets and the debt funding those assets have different re-pricing periods that consequently respond differently to interest rate changes. Regardless of hedge accounting treatment, derivative positions are used only to manage identified exposures.

Cash Flow Hedges. Ford Credit designates certain interest rate swaps as cash flow hedges to manage the cash flow fluctuations of floating-rate debt due to the changes in market interest rates. The impact to earnings associated with hedge ineffectiveness was recognized in Revenues as a loss of $43 million and a gain of $12 million and $3 million in 2005, 2004 and 2003, respectively. In assessing hedge effectiveness for cash flow hedges related to interest rates, Ford Credit uses the variability of cash flows method and excludes accrued interest. Net interest settlements and accruals excluded from the assessment of hedge effectiveness were expenses of $71 million, $354 million and $482 million in 2005, 2004, and 2003, respectively, and recorded in Interest expense. While net interest settlements and accruals are excluded from hedge effectiveness testing, they are included in evaluating the overall risk management objective.

Fair Value Hedges. Ford Credit designates certain interest rate swaps and cross currency swaps as fair value hedges to manage the fair value fluctuations of fixed-rate debt due to the changes in market interest rates. Unrealized gains and losses related to derivatives in fair value hedges, along with changes in the fair value of the underlying hedged exposure are recognized and recorded in Revenues. The impact to earnings from hedge ineffectiveness was a loss of $1 million and a gain of $10 million and $255 million in 2005, 2004 and 2003, respectively. In assessing hedge effectiveness, Ford Credit excludes accrued interest on the receive and pay legs of the swaps. Net interest settlements and accrual income of $1.1 billion, $2.1 billion and $1.8 billion in 2005, 2004 and 2003, respectively, were recorded as a reduction in Interest expense. Ford Credit also excludes from the assessment of hedge effectiveness foreign exchange adjustments, representing the portion of the derivative’s fair value attributable to the change in foreign currency exchange rates for the reporting period, which were unfavorable adjustments totaling $365 million in 2005 and favorable adjustments totaling $384 million and $1.3 billion in 2004 and 2003, respectively. While net settlements and foreign currency adjustments are excluded from Ford Credit’s hedge effectiveness testing, they are included in evaluating the overall risk management objective. The adjustments related to the foreign currency derivatives reported above were offset by revaluation impacts on debt denominated in a currency other than the location’s functional currency, which was also recorded in Revenues.

Net Investment Hedges. Ford Credit uses foreign currency forward exchange contracts and options to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to its investment in foreign entities. Changes in the value of these derivatives are recorded in OCI as a foreign currency translation adjustment. Ineffectiveness, which is recognized in Revenues, were losses of $13 million, $29 million and $17 million in 2005, 2004, and 2003, respectively.

Other Derivative Instruments. As previously stated, some derivatives do not qualify for hedge accounting treatment or Ford Credit elects not to apply hedge accounting. In such cases, both the gains and losses are recorded in Revenues. The earnings

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

impact primarily relates to interest rate swaps, which are included in evaluating Ford Credit's overall risk management objective, and the revaluation of foreign currency derivatives, which are substantially offset by the revaluation on foreign denominated debt.

Total Company

Summary of OCI Activity. The following table summarizes activity in OCI excluding foreign currency translation adjustments on net investment hedges for both the Automotive and Financial Services sectors during the years ended December 31 (in millions):

	2005	2004	2003
Beginning of year: net unrealized gain/(loss) on derivative financial instruments	$1,240	$1,302	$313
Increase/(decrease) in fair value of derivatives	(661)	961	1,072
(Gains)/losses reclassified from OCI	(553)	(1,023)	(83)
End of year: net unrealized gain/(loss) on derivative financial instruments	$26	$1,240	$1,302

We expect to reclassify for Automotive and Financial Services sectors existing net gains of $71 million from OCI to net income during the next twelve months as the underlying exposures are realized.

Fair Value of Derivative Instruments. The fair value of derivatives reflects the price that a third party would be willing to pay or receive in arm’s length transactions and includes mark-to-market adjustments to reflect the effects of changes in the related index. The following tables summarize the estimated fair value of our derivative financial instruments, taking into consideration the effects of legally enforceable netting agreements, at December 31:

	2005			2004
	Notional (in billions)	Fair Value Assets (in millions)	Fair Value Liabilities (in millions)	Notional (in billions)	Fair Value Assets (in millions)	Fair Value Liabilities (in millions)
Automotive Sector
Total derivative financial instruments	$62	$1,578	$1,207	$71	$3,128	$911
Financial Services Sector
Foreign currency swaps, forwards and options	$24	$1,126	$789	$31	$4,201	$1,076
Interest rate swaps	125	1,657	96	135	3,074	180
Impact of netting agreements	—	(205)	(205)	—	(345)	(345)
Total derivative financial instruments	$149	$2,578	$680	$166	$6,930	$911

NOTE 21. OPERATING CASH FLOWS

The reconciliation of Net income/(loss) to cash flows from operating activities is as follows (in millions):

			Revised-See Note 1
	2005		2004		2003
	Automotive	Financial Services	Automotive	Financial Services	Automotive	Financial Services
Net income/(loss)	$(1,889)	$3,913	$262	$3,225	$(1,465)	$1,960
(Income)/loss of discontinued operations	(6)	(41)	227	(81)	141	2
Cumulative effects of changes in accounting principles	251	—	—	—	264	—
Depreciation and special tools amortization	8,133	5,854	6,397	6,618	5,458	8,771
Amortization of intangibles	49	6	26	10	24	11
Net losses/(earnings) from equity investments in excess of dividends received	(135)	—	3	—	(2)	—
Provision for credit/insurance losses	—	483	—	1,212	—	2,248
Foreign currency adjustments	36	—	1	—	160	—
(Gain)/loss on sale of business	—	(1,099)	16	(66)	—	(53)
Stock option expense	103	13	105	14	154	19
Cash changes in operating assets and liabilities was as follows:
Provision for deferred income taxes	(976)	1,763	2,469	1,502	732	1,274
Decrease/(increase) in accounts receivable and other assets	(2,060)	1,002	(1,649)	4,279	(1,804)	1,229
Decrease/(increase) in inventory	(76)	—	(112)	—	(505)	—
Increase/(decrease) in accounts payable and accrued and other liabilities	2,234	(2,581)	(7,052)	(928)	(1,970)	1,078
Net sales/(purchases) of trading securities	(579)	(50)	5,600	92	1,630	524
Other	351	121	676	(285)	106	(576)
Cash flows from operating activities of continuing operations	$5,436	$9,384	$6,969	$15,592	$2,923	$16,487

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 21. OPERATING CASH FLOWS (Continued)

The reconciliation between total sector and consolidated cash flows from continuing operations is as follows (in millions):

		Revised-See Note 1
	2005	2004	2003
Sum of sector cash flows of continuing operations from operating activities	$14,820	$22,561	$19,410
Reclassification of wholesale receivable cash flows from investing to operating for consolidated presentation	7,290	2,001	(2,154)
Reclassification relating to sale of vehicles to Hertz and related auction proceeds for consolidated presentation.	(436)	—	—
Consolidated cash flows of continuing operations from operating activities	$21,674	$24,562	$17,256

Cash paid/(received) for interest and income taxes for continuing operations was as follows (in millions):

	2005	2004	2003
Interest	$7,825	$7,355	$7,543
Income taxes	382	211	(1,046)
NOTE 22. EXIT AND DISPOSAL ACTIVITIES AND OTHER ACTIONS

Automotive Sector

Exit and disposal activities. In 2004, we announced the PAG Improvement Plan including hourly and salaried employee separation programs and the planned closure of assembly operations at our Browns Lane facility. Associated with these actions, we recognized a pre-tax charge (excluding pension costs) of $64 million in 2004 and approximately $35 million at December 31, 2005, of which $5 million was incurred in the fourth quarter 2005. The plan is expected to be completed in 2006.

In 2003, we initiated planned shift pattern changes at our Genk vehicle assembly plant and manufacturing, engineering and staff efficiency actions in Cologne and various United Kingdom locations. Associated with these actions, we recognized pre-tax charge of $486 million in 2003 and $92 million in 2004. These actions are expected to be completed in several years.

The charges for employee separation actions were recognized in Cost of sales. The table below summarizes the pre-tax charges incurred in 2005 for the employee separation actions described above, the related liability at December 31, 2005 and the estimated total charges related to these actions (in millions):

Segment	Liability at December 31, 2004	Accrued in 2005	Paid in 2005	Other*	Liability at December 31, 2005	Estimated Total Costs
Ford Europe and PAG	$139	$35	$(122)	$(40)	$12	$774
__________
* Includes foreign currency translation adjustments and reductions to accrued amounts resulting from revisions to estimated liabilities.

Other Employee Separation Actions. In the second quarter of 2005, we announced our plans to reduce salaried positions in our Ford North America business unit. We have incurred approximately $148 million of pre-tax charges related to these actions through December 31, 2005, of which approximately $65 million was incurred in the fourth quarter of 2005. In addition, approximately $88 million of pre-tax charges were incurred in the fourth quarter for hourly separations of which approximately $62 million was related to ACH.

During the third quarter of 2005, our Ford Europe and PAG segment initiated hourly and salaried employee separation actions resulting in pre-tax charges of approximately $360 million, of which approximately $334 million was incurred in the fourth quarter.

During the fourth quarter of 2005, our Ford Asia Pacific and Africa business unit initiated hourly and salaried employee separation actions resulting in pre-tax charges of approximately $32 million.

See Note 23 for employee separation costs related to pension, postretirement health care and life insurance benefits.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 22. EXIT AND DISPOSAL ACTIVITIES AND OTHER ACTIONS (Continued)

Financial Services Sector

Exit and disposal activities. In 2004, we announced a plan to create an integrated sales platform in the United States and Canada over the next two years that would support sales activities for Ford Credit and our other business operating units. The plan included the consolidation of regional sales offices and an integration of branch locations. We recognized pre-tax charges related to the plan of $41 million in 2005 and $11 million in 2004 in Operating expenses. The integration will be completed in 2006.

The table below summarizes the pre-tax charges incurred, the related liability at December 31 and the estimated total costs for the sales branch integration:

Segment	Liability at December 31, 2004	Accrued in 2005	Paid in 2005	Other	Liability at December 31, 2005	Estimated Total Costs
Ford Credit	$10	$41	$(36)	$—	$15	$61

Other Employee Separation Actions. In 2005, we completed various separation programs for Ford Credit salaried employees in connection with reorganization and efficiency actions. We recognized pre-tax charges of $36 million in 2005 as a result of these actions (excluding costs for retirement plan and postretirement health care and life insurance benefits).

NOTE 23. RETIREMENT BENEFITS

Employee Retirement and Savings Plans

We have two principal qualified defined benefit retirement plans in the United States. The Ford-UAW Retirement Plan covers hourly employees represented by the UAW, and the General Retirement Plan covers substantially all other Ford employees in the United States hired on or before December 31, 2003. The hourly plan provides noncontributory benefits related to employee service. The salaried plan provides similar noncontributory benefits and contributory benefits related to pay and service. Other U.S. and non-U.S. subsidiaries have separate plans that generally provide similar types of benefits for their employees. We established, effective January 1, 2004, a defined contribution plan generally covering new salaried U.S. employees hired on or after that date. Ford-UAW Retirement Plan expense accruals for UAW-represented Ford employees previously assigned to Visteon Corporation (“Visteon Hourly Employees”) were charged to Visteon Corporation (“Visteon”). Pursuant to definitive agreements with Visteon signed on September 12, 2005, these charges were discontinued effective October 1, 2005.

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

Plan obligations and costs are based on existing retirement plan provisions. No assumption is made regarding any potential future changes to benefit provisions beyond those to which we are presently committed (e.g., in existing labor contracts).

In general, our plans are funded, with the main exceptions of certain plans in Germany and U.S. defined benefit plans for senior management. In such cases, an unfunded liability is recorded.

The expense for our worldwide defined contribution plans was $83 million in 2005, $80 million in 2004 and $37 million in 2003. This includes the expense for company matching contributions to our primary savings plans (United States and Canada) of $44 million in 2005, $40 million in 2004 and $0 million in 2003. The 2004 increase in savings plan expense was due to reinstatement of company matching contribution on salaried employee contributions in the United States and Canada. The company match was suspended again in July 2005.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23. RETIREMENT BENEFITS (Continued)

Postretirement Health Care and Life Insurance Benefits

We, and certain of our subsidiaries, sponsor plans to provide selected health care and life insurance benefits for retired employees. The Ford UAW Hospital-Surgical-Medical-Drug-Dental-Vision Program covers hourly employees represented by the UAW, and the Ford Salary Health Care Plan covers substantially all other Ford employees in the United States hired before June 1, 2001. We also offer company-paid postretirement life insurance benefits to U.S. salary employees hired before January 1, 2004 and all U.S. hourly employees. Our employees generally may become eligible for benefits when they retire; however, benefits and eligibility rules may be modified from time to time.

In December 2003, we announced a new postretirement health care plan for U.S. salary employees hired on or after June 1, 2001. The plan provides for annual company allocations to employee-specific notional accounts to be used to fund postretirement health care benefits.

Effective January 1, 2007 for U.S. salaried employees hired before June 1, 2001 we established a company contribution limit set at 2006 levels for retiree health care benefits. U.S. salaried employees hired on or after June 1, 2001 participate in a defined contribution retiree health care plan. In addition, for U.S. salaried employees hired before January 1, 2004 who retire on or after June 1, 2006, company-paid retiree life insurance benefits are limited to $50,000 (employees hired on or after January 1, 2004 do not receive company-paid life insurance benefits). These benefit changes resulted in a decrease in the year-end 2005 other postretirement employee benefit ("OPEB") obligation of about $3 billion.

In December 2005, we reached an agreement with the UAW that would increase retiree health care cost sharing. As part of the agreement, an independent defined contribution Voluntary Employee Benefit Association trust would be established for the purpose of mitigating the financial impact of increased cost sharing to retirees. This trust would be funded primarily through (i) wage diversions from active hourly employees, (ii) specified cash contributions aggregating $108 million to be made by us over several years, and (iii) potential cash contributions to be made by us based on any price appreciation above $8.145 per share of a notional amount of 8,750,000 shares of Ford Common Stock. The agreement is subject to court approval of a proposed settlement of a purported class action challenging our decision to modify the retiree health care plan; additional retirees have expressed their objection to the agreement by moving to intervene in the pending lawsuit and filing a follow-on suit of their own.

In 2003, we agreed to relieve Visteon of its responsibility for the OPEB liability related to service prior to our spinoff of Visteon at June 30, 2000 for the Visteon Hourly Employees. This resulted in a one-time charge to expense in 2003 of $1.6 billion, and the forgiveness of associated Visteon promissory notes previously included in plan assets. Pursuant to this agreement, the expense associated with service after June 30, 2000 for Visteon Hourly Employees was charged to Visteon. OPEB expense for former salaried Ford employees who transferred to Visteon and met certain age and service conditions at June 30, 2000 was also charged to Visteon.

In 2005, an agreement was reached with Visteon which included forgiving a receivable related to Visteon's remaining UAW OPEB obligation and a portion of Visteon's salary obligation for former Ford employees and retirees. The total receivable forgiven was about $800 million, of which $600 million was recorded in 2004 as an allowance for doubtful receivables. At December 31, 2005, we had a long-term receivable of $140 million representing Visteon’s remaining responsibility for the benefits of the Visteon salaried employees. For additional discussion of this agreement, see Note 4.

On December 8, 2003, the President signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. The law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. We provide retiree drug benefits that exceed the value of the benefits that will be provided by Medicare Part D, and our retirees’ out-of-pocket costs are less than they would be under Medicare Part D. Therefore, we have concluded that our plan is at least “actuarially equivalent” to the Medicare Part D plan and that we will be eligible for the subsidy. We have reflected the impact of the subsidy by reducing our 2005 and 2004 expense by $290 million and $250 million, respectively.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23. RETIREMENT BENEFITS (Continued)

The measurement date for substantially all of our worldwide postretirement benefit plans is December 31. Our expense for defined benefit pension, postretirement health care and life insurance benefits was as follows (in millions):

	Pension Benefits
							Health Care and
	U.S. Plans			Non-U.S. Plans			Life Insurance
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Service cost	$734	$636	$600	$630	$554	$492	$710	$542	$521
Interest cost	2,398	2,445	2,442	1,408	1,332	1,170	2,188	1,964	2,004
Expected return on assets	(3,363)	(3,219)	(3,202)	(1,633)	(1,651)	(1,382)	(500)	(289)	(37)
Amortization of:
Prior service costs	500	502	472	156	106	135	(245)	(220)	(179)
(Gains)/losses and other	88	23	33	352	204	148	893	610	532
Separation programs	179	1	—	422	78	128	1	—	—
Visteon pre-spin liability	—	—	—	—	—	—	—	—	1,646
Allocated costs to Visteon	(84)	(107)	(88)	—	—	—	(246)	(228)	(314)
Net expense/(income)	$452	$281	$257	$1,335	$623	$691	$2,801	$2,379	$4,173

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23. RETIREMENT BENEFITS (Continued)

The year-end status of these plans was as follows (dollar amounts in millions):

	Pension Benefits				Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance
	2005	2004	2005	2004	2005	2004
Change in Benefit Obligation
Benefit obligation at January 1	$43,077	$40,463	$29,452	$24,790	$39,115	$32,362
Service cost	734	636	630	554	710	542
Interest cost	2,398	2,445	1,408	1,332	2,188	1,965
Amendments	—	—	218	118	(3,155)	2
Separation programs	179	74	422	78	1	—
Plan participant contributions	41	42	146	144	33	31
Benefits paid	(2,856)	(2,832)	(1,355)	(1,160)	(1,576)	(1,540)
Foreign exchange translation	—	—	(2,936)	1,944	110	86
Divestiture	(400)	—	(163)	—	(20)	—
Actuarial (gain)/loss	722	2,249	2,878	1,652	1,868	5,667
Benefit obligation at December 31	$43,895	$43,077	$30,700	$29,452	$39,274	$39,115
Change in Plan Assets
Fair value of plan assets at January 1	$39,628	$37,016	$20,595	$16,548	$6,762	$3,565
Actual return on plan assets	3,922	4,568	3,239	1,936	621	397
Company contributions	1,432	872	1,355	1,775	200	2,800
Plan participant contributions	41	42	150	144	—	—
Benefits paid	(2,856)	(2,832)	(1,355)	(1,160)	(1,111)	—
Foreign exchange translation	—	—	(1,924)	1,321	—	—
Divestiture	(309)	—	(95)	—	—	—
Other	(1)	(38)	(38)	31	25	—
Fair value of plan assets at December 31	$41,857	$39,628	$21,927	$20,595	$6,497	$6,762
Funded status	$(2,038)	$(3,449)	$(8,773)	$(8,857)	$(32,777)	$(32,353)
Unamortized prior service costs	2,635	3,146	912	853	(4,054)	(1,128)
Unamortized net (gains)/losses and other	4,864	4,838	8,609	8,794	17,009	16,054
Net amount recognized	$5,461	$4,535	$748	$790	$(19,822)	$(17,427)
Amounts Recognized on the Balance Sheet Consisting of Assets/(Liabilities)
Prepaid assets	$2,398	$2,460	$1,710	$1,566	$—	$—
Accrued liabilities	(1,568)	(2,643)	(6,009)	(5,364)	(19,822)	(17,427)
Intangible assets	2,133	2,517	657	526	—	—
Accumulated other comprehensive income	2,498	2,201	4,390	4,062	—	—
Net amount recognized	$5,461	$4,535	$748	$790	$(19,822)	$(17,427)
Pension Plans in Which Accumulated Benefit Obligation Exceeds Plan Assets at December 31
Accumulated benefit obligation	$24,344	$23,583	$17,217	$18,580
Fair value of plan assets	22,807	20,940	11,454	13,145

Accumulated Benefit Obligation at December 31	$42,280	$41,096	$26,060	$25,866

Weighted Average Assumptions at December 31
Discount rate	5.61%	5.75%	4.58%	5.18%	5.73%	5.75%
Expected return on assets	8.50%	8.75%	7.78%	7.76%	8.28%	7.93%
Average rate of increase in compensation	4.00%	4.50%	3.44%	4.00%	4.00%	4.50%
Initial health care cost trend rate	—	—	—	—	7%	9%
Ultimate health care cost trend rate	—	—	—	—	5%	5%
Year ultimate trend rate is reached	—	—	—	—	2011	2011
Assumptions Used to Determine Net Benefit Cost for the Year Ending December 31
Discount rate	5.75%	6.25%	5.18%	5.61%	5.75%	6.25%
Expected return on assets	8.75%	8.75%	7.76%	8.38%	7.93%	6.20%
Average rate of increase in compensation	4.50%	4.50%	4.00%	3.98%	4.50%	4.50%
Weighted Average Asset Allocation at December 31*
Equity securities	72.8%	72.7%	65.3%	62.4%	66.2%	54.3%
Debt securities	26.7%	26.7%	33.7%	36.4%	33.8%	45.7%
Real estate	0.0%	0.0%	0.7%	0.9%	0.0%	0.0%
Other assets	0.5%	0.6%	0.3%	0.3%	0.0%	0.0%

__________
*  Weighted average asset allocation based on major non-U.S. plans including U.K., Canada, Germany, Sweden, Netherlands, Belgium and Australia.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23. RETIREMENT BENEFITS (Continued)

A one percentage point increase/(decrease) in the assumed health care cost trend rates would increase/(decrease) the postretirement health care benefit obligation by approximately $4.9 billion/$(3.9) billion and the service and interest component of health care expense by $490 million/$(380) million. The actual retiree health care cost trend for 2005 was 2%, primarily reflecting lower than expected drug costs and continued administrative efficiencies (e.g., competitive sourcing and pricing). The actual retiree health care cost trend for 2004 was 9%.

Plan Contributions

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. We do from time to time make contributions beyond those legally required.

Pension. In 2005, we made $2.5 billion of cash contributions to our funded pension plans. During 2006, we expect to contribute $1.5 billion to our worldwide pension plans, including about $300 million of benefit payments paid directly by us for unfunded plans. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2006.

Health Care and Life Insurance. In 2005, we contributed $200 million to our previously established VEBA for U.S. hourly retiree health care and life insurance benefits. During 2006, we do not expect to contribute to the VEBA.

Estimated Future Benefit Payments

The following table presents estimated future gross benefit payments and subsidy receipts related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (in millions):

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Health Care and Life Insurance
	Benefit Payments	Benefit Payments	Benefit Payments	Subsidy Receipts
2006	$2,870	$1,370	$1,750	$(80)
2007	2,940	1,230	1,850	(90)
2008	3,010	1,250	1,950	(100)
2009	3,050	1,290	2,040	(110)
2010	3,070	1,330	2,120	(110)
2011 - 2015	15,410	7,340	11,630	(680)

Plan Asset Information

Pension. Our investment strategy for pension assets has a long-term horizon and is tolerant of return volatility, in keeping with the long-term nature of the liabilities. The target asset allocation for our major plans worldwide generally is 70% equities, 30% fixed income. The present allocation to alternative investments (e.g., private equity) is below 1%. All assets are externally managed and most investment managers have discretion to invest globally within their respective mandates. A diverse array of investment processes within asset classes reduces volatility. Most assets are actively managed; manager skill and broad mandates have generally produced long-term returns in excess of common market indices. Ford securities comprised less than five percent of the total market value of our assets in major worldwide plans (including U.S., U.K., Canada, Germany, Sweden, Netherlands, Belgium, and Australia) during 2005 and 2004.

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

The equity allocation shown at year-end 2005 and 2004 includes public equity securities, private equity investments, and REITS. Direct real estate investments shown separately reflect a liquidation strategy that has been in place for several years. Other assets include cash held for near-term benefit funding; cash held by investment managers for liquidity purposes is included in the appropriate asset class balance.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23. RETIREMENT BENEFITS (Continued)

The long-term return assumption at year-end 2005 is 8.50% for U.S. plans, 8.00% for U.K. plans and averages 7.78% for non-U.S. plans. A generally consistent approach is used worldwide to develop this assumption. This approach considers various inputs, including a review of historical plan returns and long-run inputs from a range of internal and external advisors for capital market returns, inflation, bond yields and other variables, adjusted for specific aspects of our investment strategy. We also consider peer data in setting the external return on asset assumption.

At December 31, 2005, our actual 10-year annual rate of return on pension plan assets was 9.79% and 8.33% for U.S. and the U.K. plans, respectively. At December 31, 2004, our actual 10-year annual rate of return on pension plan assets was 11.20% and 8.41% for U.S. and the U.K. plans, respectively.

Health Care and Life Insurance. VEBA assets totaling $6.5 billion at December 31, 2005 include $6.0 billion of long-term investments, which are managed in a strategy similar to the pension investment strategy described previously. The remaining VEBA assets are invested in short-term fixed income securities, a portion of which is managed internally, with the remainder managed externally. Ford securities comprised less than five percent of the market value of the total retiree VEBA assets during 2005 and 2004.

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

The equity allocation shown at year-end 2005 includes public equity securities and REITS. There were no investments in private equity or direct real estate investments at year-end 2005. Cash held by investment managers for liquidity purposes is included in the appropriate asset class balance.

The expected return assumption applicable to the total retiree VEBA is 8.28%, reflecting the weighted average of the expected returns on the long-term and short-term portions of the portfolio. Since the assets in the long-term portion of the portfolio are managed in a strategy similar to the U.S. pension plan, the expected return on this portion of the portfolio is identical to that used for the U.S. pension plan. The expected return assumption for the short-term portion of the portfolio reflects the three month LIBOR rate consistent with our plan to draw down the short-term VEBA by the second quarter in 2006.

NOTE 24. SEGMENT INFORMATION

Our operating activity consists of two operating sectors, Automotive and Financial Services. Segment selection is based on the organizational structure we use to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure.

The Americas segment includes primarily the sale of Ford, Lincoln and Mercury brand vehicles and related service parts in North America (U.S., Canada and Mexico) and Ford-brand vehicles and related service parts in South America; in each case, together with the associated costs to design, develop, manufacture and service these vehicles and parts.

The Ford Europe and PAG segment includes primarily the sale of Ford-brand vehicles and related service parts in Europe and Turkey and the sale of PAG-brand vehicles (i.e., Volvo, Jaguar, Land Rover and Aston Martin) and related service parts throughout the world (including North America and South America); in each case, together with the associated costs to design, develop, manufacture and service these vehicles and parts.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 24. SEGMENT INFORMATION (Continued)

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

The Financial Services sector included two segments, Ford Credit and Hertz (sold December 2005). Ford Credit provides vehicle-related financing, leasing, and insurance.

	Automotive Sector
			Ford Asia
		Ford	Pacific &
	The	Europe	Africa/
	Americas	and PAG	Mazda	Other	Total
(in millions)
2005
Revenues
External customer	$85,000	$60,258	$8,245	$—	$153,503
Intersegment	3,398	2,154	131	—	5,683
Income
Income/(loss) before income taxes	(2,111)	(2,026)	297	(55)	(3,895)
Other disclosures
Depreciation and amortization	3,833	4,054	295	—	8,182
Automotive interest income	46	—	—	1,141	1,187
Interest expense	—	—	—	1,220	1,220
Cash out flow for capital expenditures	3,867	2,730	221	305	7,123
Unconsolidated affiliates
Equity in net income/(loss)	92	—	193	—	285
Total assets at year end					113,829
2004
Revenues
External customer	$86,009	$54,163	$6,956	$—	$147,128
Intersegment	3,588	2,630	113	—	6,331
Income
Income/(loss) before income taxes	824	(785)	82	(276)	(155)
Other disclosures
Depreciation and amortization	3,568	2,634	221	—	6,423
Automotive interest income	132	—	—	981	1,113
Interest expense	—	—	—	1,221	1,221
Cash out flow for capital expenditures	3,396	2,803	293	(212)	6,280
Unconsolidated affiliates
Equity in net income/(loss)	75	6	174	—	255
Total assets at year end					113,051
2003
Revenues
External customer	$85,467	$46,947	$5,839	$—	$138,253
Intersegment	3,628	1,568	120	—	5,316
Income
Income/(loss) before income taxes	67	(1,449)	46	(572)	(1,908)
Other disclosures
Depreciation and amortization	3,344	1,924	214	—	5,482
Automotive interest income	119	—	—	751	870
Interest expense	—	—	—	1,323	1,323
Cash out flow for capital expenditures	4,191	2,980	176	—	7,347
Unconsolidated affiliates
Equity in net income/(loss)	(73)	17	130	—	74
Total assets at year end					111,230

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 24. SEGMENT INFORMATION (Continued)

	Financial Services Sector (a)					Total Company
	Ford
	Credit	Hertz	Other	Elims	Total	Elims (b)	Total
(in millions)
2005
Revenues
External customer	$16,047	$7,403	$136	$—	$23,586	$—	$177,089
Intersegment	597	20	55	(47)	625	(6,308)	—
Income
Income/(loss) before income taxes	3,861	1,980	50	—	5,891	—	1,996
Other disclosures
Depreciation and amortization	4,507	1,316	37	—	5,860	—	14,042
Automotive interest income							1,187
Interest expense	5,842	511	70	—	6,423	—	7,643
Cash out flow for capital expenditures	48	335	11	—	394	—	7,517
Unconsolidated affiliates
Equity in net income/(loss)	11	—	—	—	11	—	296
Total assets at year end	162,155	—	39	—	162,194	(83)	275,940
2004
Revenues
External customer	$17,404	$6,681	$433	$—	$24,518	$—	$171,646
Intersegment	478	19	13	(13)	497	(6,828)	—
Income
Income/(loss) before income taxes	4,431	493	84	—	5,008	—	4,853
Other disclosures
Depreciation and amortization	4,981	1,612	35	—	6,628	—	13,051
Automotive interest income							1,113
Interest expense	5,333	408	109	—	5,850	—	7,071
Cash out flow for capital expenditures	62	325	71	—	458	—	6,738
Unconsolidated affiliates
Equity in net income/(loss)	(2)	—	—	—	(2)	—	253
Total assets at year end	172,621	14,417	2,062	—	189,100	(2,753)	299,398
2003
Revenues
External customer	$19,774	$5,926	$378	$—	$26,078	$—	$164,331
Intersegment	316	26	48	(51)	339	(5,655)	—
Income
Income/(loss) before income taxes	2,956	228	63	—	3,247	—	1,339
Other disclosures
Depreciation and amortization	7,076	1,658	48	—	8,782	—	14,264
Automotive interest income							870
Interest expense	5,831	373	116	—	6,320	—	7,643
Cash out flow for capital expenditures	30	254	95	—	379	—	7,726
Unconsolidated affiliates
Equity in net income/(loss)	12	—	(3)	—	9	—	83
Total assets at year end	179,135	12,920	3,427	—	195,482	(3,356)	303,356
__________
(a) Financial Services sector’s interest income is recorded as Revenues.
(b) Includes intersector transactions occurring in the ordinary course of business.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 25. GEOGRAPHIC INFORMATION (in millions)

	2005		2004		2003
	Net Sales and Revenues	Long Lived Assets	Net Sales and Revenues	Long Lived Assets	Net Sales and Revenues	Long Lived Assets
North America
United States	$96,764	$37,830	$100,208	$35,354	$103,482	$38,017
Canada	7,945	8,062	7,093	6,900	6,833	5,711
Mexico	3,399	1,073	2,913	807	2,707	719
Total North America	108,108	46,965	110,214	43,061	113,022	44,447

Europe
Germany	7,701	4,518	7,380	6,187	6,212	6,312
Sweden	4,412	3,399	4,059	3,715	3,360	3,326
United Kingdom	15,287	6,537	14,189	9,075	12,312	7,858
Other	23,221	3,172	20,473	3,715	17,426	3,798
Total Europe	50,621	17,626	46,101	22,692	39,310	21,294

All Other	18,360	3,215	15,331	3,124	11,999	2,816
Total	$177,089	$67,806	$171,646	$68,877	$164,331	$68,557

NOTE 26. SUMMARY QUARTERLY FINANCIAL DATA (UNAUDITED)

	2005				2004
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
(In millions, except per share amounts)
Automotive Sector
Sales	$39,332	$38,685	$34,675	$40,811	$38,800	$36,661	$32,797	$38,870
Operating income/(loss)	665	(1,104)	(1,668)	(2,102)	2,004	205	(716)	(1,670)
Financial Services Sector
Revenues	5,804	5,863	6,181	5,738	5,923	6,212	6,324	6,059
Income/(loss) before income taxes	1,076	1,297	1,222	2,296	1,043	1,528	1,391	1,046
Total Company
Income/(loss) before cumulative effects of changes in accounting principles	1,212	946	(284)	401	1,952	1,165	266	104
Net income/(loss)	1,212	946	(284)	150	1,952	1,165	266	104
Common and Class B per share from income/(loss) before cumulative effects of changes in accounting principles
Basic	$0.66	$0.51	$(0.15)	$0.21	$1.07	$0.64	$0.15	$0.06
Diluted	0.60	0.47	(0.15)	0.21	0.94	0.57	0.15	0.06

Certain amounts for prior periods were reclassified to conform with current period presentation. Reclassifications include the presentation of discontinued operations.

NOTE 27. COMMITMENTS AND CONTINGENCIES

Lease Commitments

We lease land, buildings and equipment under agreements that expire in various years. Minimum rental commitments under non-cancelable operating leases were as follows (in millions):

	2006	2007	2008	2009	2010	Thereafter	Total
Automotive Sector	$483	$411	$257	$202	$127	$278	$1,758
Financial Services Sector	113	98	86	63	50	106	516

Rental expense was $1.5 billion in 2005, $1.5 billion in 2004 and $1.4 billion in 2003.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 27. COMMITMENTS AND CONTINGENCIES (Continued)

Guarantees

The fair values of guarantees and indemnifications during 2005 and 2004 are recorded in the financial statements. At December 31, 2005 and 2004, the following guarantees and indemnifications were issued and outstanding:

Guarantees related to affiliates and third parties. We guarantee debt and lease obligations of certain joint ventures as well as certain financial obligations of outside third parties to support business and economic growth. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total approximately $113 million for 2005 and were $471 million for 2004, the majority of which relates to the Automotive sector.

On December 21, 2005, we completed the sale of Hertz. As part of the transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction. Our commitment to provide the letters of credit expires no later than December 21, 2011 and supports the payment obligations of Hertz Vehicle Finance LLC under one or more series of asset-backed notes ("asset-backed notes"). The letters of credit can be drawn upon on any date funds allocated to pay interest on the asset-backed notes are insufficient to pay scheduled interest payments, principal amounts due on the legal final maturity date, or when the balance of assets supporting the asset-backed notes is less than the outstanding balance of the asset-backed notes. During the fourth quarter of 2005, we recognized a liability of $27 million which represents the estimated fair value of our obligation under the letters of credit.

In 1996, we issued $500 million of 7.25% Notes due October 1, 2008. In 1999, we defeased our obligation as primary obligor with respect to the principal of these notes. As part of this transaction, we placed certain financial assets into an escrow trust for the benefit of the noteholders, and the trust became the primary obligor with respect to the principal (we became secondarily liable for the entire principal amount).

We also have guarantees outstanding associated with a subsidiary trust, Trust II. For further discussion of Trust II, see Notes 16 and 18.

Indemnifications. In the ordinary course of business, we execute contracts involving indemnifications standard in the industry and indemnifications specific to a transaction, such as the sale of a business. These indemnifications might include claims against any of the following: environmental, tax, and shareholder matters; intellectual property rights; power generation contracts; governmental regulations and employment-related matters; dealer, supplier, and other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable. We are party to numerous indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.

Product Performance

Warranty. Estimated warranty costs and additional service actions are accrued for at the time the vehicle is sold to a dealer. Included in the warranty cost accruals are costs for basic warranty coverages on vehicles sold. Additional service actions such as product recalls and other customer service actions are not included in the warranty reconciliation below, but are also accrued for at

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 27. COMMITMENTS AND CONTINGENCIES (Continued)

the time of sale. Estimates for warranty costs are made based primarily on historical warranty claim experience. The following is a tabular reconciliation of the product warranty accrual (in millions):

	2005	2004
Beginning balance	$5,751	$5,443
Payments made during the year	(3,986)	(3,694)
Changes in accrual related to warranties issued during the year	3,949	3,611
Changes in accrual related to pre-existing warranties	593	161
Foreign currency translation and other	(149)	230
Ending balance	$6,158	$5,751

Extended Service Plans. Fees or premiums for the issuance of extended service plans are recognized in income over the contract period in proportion to the costs expected to be incurred in performing services under the contract.

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

Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable and reasonably estimable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 2005. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.

Conditional Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Boards issued Interpretation No. 47 ("FIN 47"), Accounting for Conditional Asset Retirement Obligations. Under FIN 47, companies must accrue for costs related to legal obligations to perform certain activities in connection with the retirement, disposal or abandonment of assets. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional.

We have identified asbestos abatement and PCB removal as conditional asset retirement obligations. Asbestos abatement was estimated using site-specific surveys where available and a per/square foot estimate where surveys were unavailable. PCB removal costs were based on historical removal costs per transformer and applied to transformers identified by a PCB transformer global survey we conducted. Other conditional asset retirement obligations exist, including regulated substances. These costs, however, are not estimable until a triggering event occurs (e.g., plant closing) due to the absence of historical cost, range of potential settlement dates and variability among plants. Presently the company does not have sufficient information to estimate the fair value of this obligation.

FIN 47 requires that the estimate be recorded as a liability and as an increase to the asset. The capitalized portion is depreciated over the "remaining useful life of the asset". We believe the most reasonable "remaining useful life" should be consistent with our depreciation policy. Therefore, the full amount was expensed at December 31, 2005, as an after-tax charge of $251 million shown as a Cumulative effects of changes in accounting principles.

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Ford Motor Company:

We have completed integrated audits of Ford Motor Company’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ford Motor Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying sector balance sheets and the related sector statements of income and of cash flows is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 17 to the financial statements, on July 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. As discussed in Note 27 to the financial statements, in the fourth quarter of 2005, the Company adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting in this Annual Report, management has excluded Automotive Component’s Holdings, LLC (“ACH”) from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded ACH from our audit of internal control over financial reporting. ACH is a subsidiary controlled and managed by Ford whose total assets and total revenues represent less than 1% of the corresponding consolidated financial statement amounts as of and for the year ended December 31, 2005.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
March 1, 2006

FORD MOTOR COMPANY AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts
(in millions)

Description	Balance at Beginning of Period	Charged to Costs and Expenses		Deductions		Balance at End of Period
For the Year Ended December 31, 2005
Allowances Deducted from Assets
Allowance for Credit Losses	$2,471	$167		$1,044	(a)	$1,594
Allowance for Doubtful Receivables	988	523	(b)	1,194	(c)	317	(d)
Inventories (primarily service part obsolescence)	376	52	(e)	—		428
Allowance for Deferred Tax Assets	169	79		—		248
Total Allowances Deducted from Assets	$4,004	$821		$2,238		$2,587

For the Year Ended December 31, 2004
Allowances Deducted from Assets
Allowance for Credit Losses	$2,962	$923		$1,414	(a)	$2,471
Allowance for Doubtful Receivables	384	663	(b)	59	(c)	988	(d)
Inventories (primarily service part obsolescence)	368	8	(e)	—		376
Allowance for Deferred Tax Assets	106	63		—		169
Total Allowances Deducted from Assets	$3,820	$1,657		$1,473		$4,004

For the Year Ended December 31, 2003
Allowances Deducted from Assets
Allowance for Credit Losses	$3,054	$1,928		$2,020	(a)	$2,962
Allowance for Doubtful Receivables	374	108		98	(c)	384
Inventories (primarily service part obsolescence)	304	64	(e)	—		368
Allowance for Deferred Tax Assets	50	56		—		106
Total Allowances Deducted from Assets	$3,782	$2,156		$2,118		$3,820
__________
(a) Finance receivables and lease investments deemed to be uncollectible and other changes, principally amounts related to finance receivables sold and translation adjustments.
(b) Includes Visteon-related increases of $500 million and $600 million in 2005 and 2004, respectively.
(c) Accounts and notes receivable deemed to be uncollectible and translation adjustments. Included in 2005 is a write-off of Visteon-related receivables of $1.1 billion.
(d) Includes non-current Visteon-related receivables of $19 million and $600 million at December 31, 2005 and 2004, respectively, which are netted against Automotive — Other assets on the sector balance sheet.
(e) Net change in inventory allowances.

FSS-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
Ford Motor Company:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 1, 2006 (appearing in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
March 1, 2006

FSS-2