Form 10-Q
period 2006-03-31
FORD MOTOR CO
filed 2006-05-09
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

		[X]	Yes	[ ]	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[X]	Accelerated filer	[ ]	Non-accelerated filer		[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		[ ]	Yes	[X]	No

As of May 2, 2006, the registrant had outstanding 1,805,099,381 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit index located on page number 33.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended March 31, 2006 and 2005
(in millions, except per share amounts)

	First Quarter
	2006	2005
	(unaudited)
Sales and revenues
Automotive sales	$36,985	$39,332
Financial Services revenues	4,070	5,804
Total sales and revenues	41,055	45,136

Costs and expenses
Cost of sales	36,674	35,558
Selling, administrative and other expenses	4,592	6,090
Interest expense	2,019	1,964
Financial Services provision for credit and insurance losses	35	185
Total costs and expenses	43,320	43,797

Automotive interest income and other non-operating income/(expense), net	215	153
Automotive equity in net income/(loss) of affiliated companies	79	57
Income/(loss) before income taxes	(1,971)	1,549
Provision for/(benefit from) income taxes	(843)	314
Income/(loss) before minority interests	(1,128)	1,235
Minority interests in net income/(loss) of subsidiaries	59	58
Income/(loss) from continuing operations	(1,187)	1,177
Income/(loss) from discontinued operations	—	35
Net income/(loss)	$(1,187)	$1,212

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 10)
Basic income/(loss)
Income/(loss) from continuing operations	$(0.64)	$0.64
Income/(loss) from discontinued operations	—	0.02
Net income/(loss)	$(0.64)	$0.66
Diluted income/(loss)
Income/(loss) from continuing operations	$(0.64)	$0.58
Income/(loss) from discontinued operations	—	0.02
Net income/(loss)	$(0.64)	$0.60
Cash dividends	$0.10	$0.10

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF INCOME
For the Periods Ended March 31, 2006 and 2005
(in millions, except per share amounts)

	First Quarter
	2006	2005
	(unaudited)
AUTOMOTIVE
Sales	$36,985	$39,332
Costs and expenses
Cost of sales	36,674	35,558
Selling, administrative and other expenses	2,974	3,109
Total costs and expenses	39,648	38,667
Operating income/(loss)	(2,663)	665

Interest expense	346	402

Interest income and other non-operating income/(expense), net	215	153
Equity in net income/(loss) of affiliated companies	79	57
Income/(loss) before income taxes — Automotive	(2,715)	473

FINANCIAL SERVICES
Revenues	4,070	5,804
Costs and expenses
Interest expense	1,673	1,562
Depreciation	1,208	1,514
Operating and other expenses	410	1,467
Provision for credit and insurance losses	35	185
Total costs and expenses	3,326	4,728
Income/(loss) before income taxes — Financial Services	744	1,076

TOTAL COMPANY
Income/(loss) before income taxes	(1,971)	1,549
Provision for/(benefit from) income taxes	(843)	314
Income/(loss) before minority interests	(1,128)	1,235
Minority interests in net income/(loss) of subsidiaries	59	58
Income/(loss) from continuing operations	(1,187)	1,177
Income/(loss) from discontinued operations	—	35
Net income/(loss)	$(1,187)	$1,212

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 10)
Basic income/(loss)
Income/(loss) from continuing operations	$(0.64)	$0.64
Income/(loss) from discontinued operations	—	0.02
Net income/(loss)	$(0.64)	$0.66
Diluted income/(loss)
Income/(loss) from continuing operations	$(0.64)	$0.58
Income/(loss) from discontinued operations	—	0.02
Net income/(loss)	$(0.64)	$0.60
Cash dividends	$0.10	$0.10

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$21,179	$28,406
Marketable securities	14,732	10,672
Loaned securities	3,160	3,461
Finance receivables, net	103,986	105,975
Other receivables, net	8,824	8,522
Net investment in operating leases	28,952	27,099
Retained interest in sold receivables	1,399	1,420
Inventories (Note 5)	11,962	10,271
Equity in net assets of affiliated companies	2,557	2,579
Net property	40,941	40,706
Deferred income taxes	6,767	5,881
Goodwill and other intangible assets (Note 7)	6,072	5,945
Assets of discontinued/held-for-sale operations	—	5
Other assets	18,545	18,534
Total assets	$269,076	$269,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables	$24,005	$22,813
Accrued liabilities and deferred revenue	75,512	72,977
Debt	151,104	154,332
Deferred income taxes	5,284	5,275
Total liabilities	255,905	255,397

Minority interests	1,122	1,122

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	4,778	4,872
Accumulated other comprehensive income/(loss)	(3,156)	(3,562)
Treasury stock	(680)	(833)
Earnings retained for use in business	11,088	12,461
Total stockholders’ equity	12,049	12,957
Total liabilities and stockholders’ equity	$269,076	$269,476

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET
(in millions)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Automotive
Cash and cash equivalents	$10,104	$13,388
Marketable securities	9,044	6,860
Loaned securities	3,160	3,461
Total cash, marketable and loaned securities	22,308	23,709
Receivables, net	3,279	3,061
Inventories (Note 5)	11,962	10,271
Deferred income taxes	1,083	1,187
Other current assets	9,049	8,177
Current receivable from Financial Services	324	—
Total current assets	48,005	46,405
Equity in net assets of affiliated companies	1,736	1,756
Net property	40,621	40,378
Deferred income taxes	11,746	11,049
Goodwill and other intangible assets (Note 7)	6,055	5,928
Assets of discontinued/held-for-sale operations	—	5
Other assets	8,369	8,308
Total Automotive assets	116,532	113,829
Financial Services
Cash and cash equivalents	11,075	15,018
Marketable securities	5,688	3,812
Finance receivables, net	109,531	111,436
Net investment in operating leases	24,411	22,951
Retained interest in sold receivables	1,399	1,420
Goodwill and other intangible assets (Note 7)	17	17
Other assets	6,909	7,457
Current receivable from Automotive	—	83
Total Financial Services assets	159,030	162,194
Intersector elimination	(324)	(83)
Total assets	$275,238	$275,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive
Trade payables	$18,052	$16,554
Other payables	4,195	4,222
Accrued liabilities and deferred revenue	30,191	28,733
Deferred income taxes	852	804
Debt payable within one year	1,264	978
Current payable to Financial Services	—	83
Total current liabilities	54,554	51,374
Long-term debt	16,510	16,900
Other liabilities	40,135	38,639
Deferred income taxes	355	586
Total Automotive liabilities	111,554	107,499
Financial Services
Payables	1,758	2,037
Debt	133,330	136,454
Deferred income taxes	10,239	10,349
Other liabilities and deferred income	5,186	5,605
Payable to Automotive	324	—
Total Financial Services liabilities	150,837	154,445

Minority interests	1,122	1,122

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	4,778	4,872
Accumulated other comprehensive income/(loss)	(3,156)	(3,562)
Treasury stock	(680)	(833)
Earnings retained for use in business	11,088	12,461
Total stockholders’ equity	12,049	12,957
Intersector elimination	(324)	(83)
Total liabilities and stockholders’ equity	$275,238	$275,940

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2006 and 2005
(in millions)

		Revised - See Note 1
	2006	2005
	(unaudited)

Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$(194)	$5,165

Cash flows from investing activities of continuing operations
Capital expenditures	(1,838)	(1,561)
Acquisitions of retail and other finance receivables and operating leases	(13,732)	(14,035)
Collections of retail and other finance receivables and operating leases	11,446	12,877
Net acquisitions of daily rental vehicles	—	(1,283)
Purchases of securities	(6,735)	(1,922)
Sales and maturities of securities	4,501	1,931
Proceeds from sales of retail and other finance receivables and operating leases	2,540	8,373
Proceeds from sale of businesses	50	39
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(4)	—
Other	41	(195)
Net cash (used in)/provided by investing activities	(3,731)	4,224

Cash flows from financing activities of continuing operations
Cash dividends	(186)	(183)
Net sales/(purchases) of Common Stock	42	(14)
Changes in short-term debt	1,102	(410)
Proceeds from issuance of other debt	10,007	5,522
Principal payments on other debt	(14,446)	(14,312)
Other	126	(21)
Net cash (used in)/provided by financing activities	(3,355)	(9,418)

Effect of exchange rate changes on cash	49	(137)

Net increase/(decrease) in cash and cash equivalents from continuing operations	(7,231)	(166)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	111
Cash flows from investing activities of discontinued operations	—	(60)
Cash flows from financing activities of discontinued operations	—	—

Net increase/(decrease) in cash and cash equivalents	$(7,231)	$(115)

Cash and cash equivalents at January 1	$28,406	$22,828
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	4	681
Net increase/(decrease) in cash and cash equivalents	(7,231)	(115)
Less: cash and cash equivalents of discontinued/held-for-sale operations at March 31	—	(748)
Cash and cash equivalents at March 31	$21,179	$22,646

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2006 and 2005
(in millions)

			Revised - See Note 1
	First Quarter 2006		First Quarter 2005
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)

Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$(653)	$1,043	$1,839	$3,461

Cash flows from investing activities of continuing operations
Capital expenditures	(1,820)	(18)	(1,436)	(125)
Acquisitions of retail and other finance receivables and operating leases	—	(13,732)	—	(14,035)
Collections of retail and other finance receivables and operating leases	—	11,276	—	12,762
Net (increase)/decrease in wholesale receivables	—	(414)	—	(1,463)
Net acquisitions of daily rental vehicles	—	—	—	(1,283)
Purchases of securities	(1,739)	(4,996)	(1,808)	(114)
Sales and maturities of securities	1,271	3,230	1,540	391
Proceeds from sales of retail and other finance receivables and operating leases	—	2,540	—	8,373
Proceeds from sale of wholesale receivables	—	—	—	1,443
Proceeds from sale of businesses	50	—	39	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(4)	—	—	—
Net investing activity with Financial Services	184	—	415	—
Other	23	18	(42)	(153)
Net cash (used in)/provided by investing activities	(2,035)	(2,096)	(1,292)	5,796

Cash flows from financing activities of continuing operations
Cash dividends	(186)	—	(183)	—
Net sales/(purchases) of Common Stock	42	—	(14)	—
Changes in short-term debt	86	1,016	(7)	(403)
Proceeds from issuance of other debt	91	9,916	76	5,446
Principal payments on other debt	(271)	(14,175)	(373)	(13,939)
Net financing activity with Automotive	—	(184)	—	(415)
Other	131	(5)	(3)	(18)
Net cash (used in)/provided by financing activities	(107)	(3,432)	(504)	(9,329)

Effect of exchange rate changes on cash	(23)	72	56	(193)
Net change in intersector receivables/payables and other liabilities	(470)	470	(710)	710
Net increase/(decrease) in cash and cash equivalents from continuing operations	(3,288)	(3,943)	(611)	445

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—	40	71
Cash flows from investing activities of discontinued operations	—	—	6	(66)
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$(3,288)	$(3,943)	$(565)	$450

Cash and cash equivalents at January 1	$13,388	$15,018	$10,139	$12,689
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	4	—	2	679
Net increase/(decrease) in cash and cash equivalents	(3,288)	(3,943)	(565)	450
Less: cash and cash equivalents of discontinued/held-for-sale operations at March 31	—	—	(48)	(700)
Cash and cash equivalents at March 31	$10,104	$11,075	$9,528	$13,118

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS

The financial data presented herein are unaudited, but in the opinion of management reflect those adjustments necessary for a fair statement of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries and consolidated variable interest entities ("VIEs") of which we are the primary beneficiary for the periods and at the dates presented. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 10-K Report"). For purposes of this report, "Ford", the "Company", "we", "our", "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.

Presentation of Cash Flows

Beginning with our year ended December 31, 2005 statement of cash flows, we have revised the presentation of cash flows to separately disclose the operating, investing, and financing portions of the cash flows attributable to our discontinued operations. This revision is in response to public statements by the staff of the Securities and Exchange Commission concerning classification of discontinued operations within the statement of cash flows.

In accordance with the definition of cash equivalents in Statement of Financial Accounting Standards ("SFAS") No. 95, Statement of Cash Flows, we revised the presentation of $3.1 billion of marketable securities with contractual maturities exceeding ninety days from the date of purchase from Cash and cash equivalents to Marketable securities on the balance sheet as of December 31, 2005. All of these securities had maturity dates of less than twelve months from the date of purchase and were highly liquid. This revision had no impact on the previously reported Cash and cash equivalents at March 31, 2005 or Net increase/(decrease) in cash and cash equivalents for first quarter of 2005 and no impact on 2005 Net income/(loss).

NOTE 2. INCOME TAXES

For the first quarter, we have used the actual effective tax rate for the year-to-date tax provision calculation because a reliable estimate of the full-year effective tax rate cannot be made. External business conditions and other factors throughout the year may contribute to significant variability of the effective tax rate due to the impact of permanent differences relative to our financial results.

NOTE 3. DISCONTINUED OPERATIONS AND OTHER DISPOSITIONS

Total Company Discontinued Operations

The results of all discontinued operations are as follows (in millions):

	First Quarter
	2006	2005
Sales and revenues	$—	$135

Operating income/(loss) from discontinued operations	$—	$57
Gain/(loss) on discontinued operations	—	(1)
(Provision for)/benefit from income taxes	—	(21)
Income/(loss) from discontinued operations	$—	$35

Item 1. Financial Statements (Continued)

NOTE 3. DISCONTINUED OPERATIONS AND OTHER DISPOSITIONS (Continued)

Other Dispositions

In March 2006, we completed the sale of a 15% interest in Changan Ford Automobile Co, Ltd. ("Changan Ford"), a joint venture between Changan Automotive Group and us, to Mazda Motor Corporation ("Mazda"). As a result of the disposition, we recognized a pre-tax gain of $13 million. Our remaining ownership interest in Changan Ford is 35%.

NOTE 4. EXIT AND DISPOSAL ACTIVITIES AND OTHER ACTIONS

On January 23, 2006, we announced a major business improvement plan for our North American Automotive operations, which we refer to as the Way Forward plan. The Way Forward plan was approved by our Board of Directors on January 19, 2006, and represents a major change in the manner in which we plan to conduct our business in the future. As part of this plan, we intend to idle and cease operations at 14 manufacturing facilities in North America by 2012, including seven vehicle assembly plants. Associated with these plant idlings, we intend to reduce our manufacturing employment by 25,000 to 30,000 people during the same period. These planned personnel reductions are in addition to the previously announced reduction of 5,000 hourly employees at Automotive Components Holdings, LLC ("ACH"), the reduction of the equivalent of 4,000 salaried positions by the end of the first quarter of 2006, and the reduction of our officer ranks by 12 percent by the end of the first quarter of 2006.

On January 23, 2006, we announced that the following facilities would be idled through 2008: St. Louis Assembly Plant, Atlanta Assembly Plant, Wixom Assembly Plant, Batavia Transmission Plant, and the Windsor Casting Plant in Canada. In addition, we announced that production at our St. Thomas Assembly Plant in Canada would be reduced to one shift. On April 13, 2006, we announced the idling of two additional U.S. assembly plants: our Twin Cities Assembly Plant and our Norfolk Assembly Plant. We expect these actions will reduce our North American assembly capacity by approximately 1.2 million units, or 26%.

Hourly employees working at the U.S. plants identified above are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"). The collective bargaining agreement between us and the UAW contains a guaranteed employment numbers ("GEN") provision, pursuant to which we are required to pay idled workers who meet certain conditions substantially all of their wages and benefits for the term of the current agreement. The hourly employees working at the Windsor Casting Plant and St. Thomas Assembly Plant are represented by the National Automobile, Aerospace, Transportation and General Workers Union of Canada ("CAW"), with whom we have entered into a separate collective bargaining agreement. The CAW collective bargaining agreement contains provisions pursuant to which we are required to pay idled workers a portion of their wages and certain benefits for a specified period of time based on the number of credits an employee has received. We refer to the GEN benefits under the UAW collective bargaining agreement and the similar benefits under the CAW collective bargaining agreement as "Jobs Bank Benefits."

Historically, the number of employees receiving Jobs Bank Benefits was small and the employees were only temporarily idled. The cost for these benefits paid to employees who were temporarily idled was expensed as incurred. However, the plant idlings and shift reduction announced as part of the Way Forward plan are expected to create a population of hourly workers covered under the UAW and CAW agreements that will be permanently idled because we do not have the ability or intent to redeploy or absorb them in our operations. Consequently, we recognized a $1.75 billion pre-tax charge during the first quarter of 2006, reported in Cost of sales, for costs associated with UAW and CAW employees who are expected to be idled on a permanent basis. We will continue to expense costs associated with the small number of employees who are temporarily idled on an as-incurred basis.

The pre-tax charge includes estimated costs for approximately 10,000 UAW-represented employees affected or expected to be affected by the idlings of the St. Louis, Atlanta, Wixom, Twin Cities and Norfolk Assembly Plants and the Batavia Transmission Plant, plus estimated costs for approximately 2,000 CAW-represented employees at the Windsor Casting Plant and St. Thomas Assembly Plant. The St. Louis Assembly Plant was idled and ceased production in the first quarter of 2006. We consider the idling of the remaining plants named above, as well as the shift reduction at the St. Thomas Assembly Plant, to be probable based on a qualitative assessment of certain factors, including Board of Director approval, the status of our product cycle plan, capital expenditure decisions, supplier notifications, and public announcement. Based on this assessment, we have determined the actions we have taken or not taken with respect to these plants leave us with little or no discretion to change our intent or course of direction. The estimated costs associated with the idling of these plants include: (a) an amount for Jobs Bank Benefits expected to be provided in their present form under the current UAW and CAW collective bargaining agreements, which are

Item 1. Financial Statements (Continued)

NOTE 4. EXIT AND DISPOSAL ACTIVITIES AND OTHER ACTIONS (Continued)

scheduled to expire in September 2007 and September 2008, respectively; (b) an amount for Jobs Bank Benefits or similar benefits in an expected modified form under new collective bargaining agreements after expiration of the current agreements; and (c) the cost of voluntary termination packages offered by us, with the consent of the UAW and CAW, to affected employees.

An employee who accepts a voluntary termination package agrees to retire from or voluntarily quit his or her employment with us in exchange for a monetary inducement (e.g., lump sum payment, educational benefits, temporary payments to bridge the period between employment termination and the commencement of receipt of pension payments). The costs associated with these voluntary termination packages were estimated based on our historical experience of acceptance rates and the demographics of the specific plants. The pre-tax charge includes estimated costs for voluntary termination packages, in lieu of Jobs Bank Benefits, with respect to a portion of the employees associated with the idling or anticipated idling of the St. Louis Assembly Plant, Wixom Assembly Plant, Windsor Casting Plant, and St. Thomas Assembly Plant. The pre-tax charge also includes estimated costs for voluntary termination packages associated with an additional 3,500 excess UAW-represented employees assigned to ACH whose redeployment opportunities have been substantially reduced as a result of the plant idlings. The estimated costs of voluntary termination packages to be offered to employees at other plants to be idled will be accrued, in lieu of Jobs Bank Benefits, as and when we receive consent from the UAW and CAW, as the case may be, to make such offers, in accordance with an offer-and-acceptance model, which is based on accumulated actual experience of the acceptance of such offers.

The $1.75 billion pre-tax charge represents our best estimate of our expense and was estimated by assessing several factors: the demographics of the population at each affected facility, redeployment alternatives, recent experience relative to voluntary redeployments, and, as noted above, recent experience with regard to the rate of acceptance of voluntary termination packages. However, because of the inherent complexities of estimating this charge, our actual costs could differ materially. Accordingly, we will continue to actively review our expected liability and make adjustments as necessary.

With respect to the remaining seven manufacturing facilities included in our Way Forward plan announcement, we have not accrued any costs for benefits that may be provided to employees working at those plants. According to our Way Forward plan, these seven manufacturing facilities would be idled between 2010 and 2012. The cost of executing the plans for these facilities is dependent on the resolution of many contingencies, including the negotiation of future labor agreements, the successful implementation of our product cycle plan, the resolution of alternative capacity actions, and changes in our market share between now and the planned idling of those facilities. We have estimated a charge of up to $600 million (on a discounted basis) for benefits that we anticipate will be paid to employees expected to be permanently idled as a result of the future idling of these seven facilities. Although it is probable that we will take the necessary actions to reduce our manufacturing employment, the amount of our estimated benefit obligation is highly dependent on the resolution of the previously-mentioned contingencies. No estimated value is more likely than another, and therefore the benefit obligation is not reasonably estimable.

NOTE 5. AUTOMOTIVE INVENTORIES

Inventories are summarized as follows (in millions):

	March 31,	December 31,
	2006	2005
Raw materials, work-in-process and supplies	$4,413	$4,057
Finished products	8,586	7,223
Total inventories at FIFO	12,999	11,280
Less: LIFO adjustment	(1,037)	(1,009)
Total inventories	$11,962	$10,271

Item 1. Financial Statements (Continued)

NOTE 6. NET PROPERTY

Beginning January 1, 2006, we changed our method of amortization for special tools from an activity-based method (units-of-production) to a time-based method. The time-based method amortizes the cost of special tools over their expected useful lives using a straight-line method or, if the production volumes for major product programs associated with the tool are expected to materially decline over the life of the tool, an accelerated method reflecting the rate of decline. This change in accounting principle was made to reflect changes in the competitive nature of the industry that impact our ability to accurately forecast annual or life-cycle production volumes, and improvements in the design and flexibility of special tools that result in the consumption of tooling being more closely aligned with the passage of time. The new method was accounted for prospectively and is considered preferable as it will better recognize amortization expense while lessening the reliance on production volume forecasts. This change decreased Cost of sales by $84 million and increased Income/(loss) from continuing operations and Net income by $53 million or $0.03 per diluted share for the first quarter of 2006.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Beginning in 2006, our policy is to perform annual testing of goodwill and certain other intangible assets during the fourth quarter to determine whether any impairment has occurred. This testing is conducted at the reporting unit level. To test for impairment, the carrying value of each reporting unit is compared with its fair value. Fair value is estimated using the present value of free cash flows method. Prior to 2006, our policy was to test in the second quarter; in 2005, we tested in both the second and fourth quarters. Fourth quarter testing is considered preferable because it allows us to use more current financial information and matches our business plan timing. This change in accounting principle does not delay, accelerate or avoid an impairment charge or affect our financial statements.

Changes in the carrying amount of goodwill are as follows (in millions):

	Automotive Sector		Financial Services Sector
	The Americas	Ford Europe and PAG	Ford Credit
Beginning balance, December 31, 2005	$202	$4,906	$17
Goodwill acquired	3	—	—
Goodwill impairment	—	—	—
Exchange translation/other	—	84	—
Ending balance, March 31, 2006	$205	$4,990	$17

In addition to the goodwill presented in the above table, included within Equity in net assets of affiliated companies was goodwill of $251 million at March 31, 2006. This included an increase of $35 million related to the conversion of our investment in Mazda convertible bonds to an investment in Mazda's equity.

The components of identifiable intangible assets are as follows (in millions):

	March 31, 2006		December 31, 2005
	Automotive Sector		Automotive Sector		Financial Services Sector
	Amortizable	Non-amortizable	Amortizable	Non-amortizable	Amortizable
Gross carrying amount	$598	$435	$558	$431	$4
Less: accumulated amortization	(173)	—	(169)	—	(4)
Net intangible assets	$425	$435	$389	$431	$—

Pre-tax amortization expense related to these intangible assets for the first quarter of 2006 and 2005 was $6 million in each period. Intangible asset amortization is forecasted to range from $20 million to $30 million per year for the next five years, excluding the impact of foreign currency translation.

Item 1. Financial Statements (Continued)

NOTE 8. VARIABLE INTEREST ENTITIES

We consolidate VIEs of which we are the primary beneficiary. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in our March 31, 2006 balance sheet are $5.6 billion and $62.7 billion of consolidated VIE assets for the Automotive sector and the Financial Services sector, respectively.

We have several investments in other entities deemed to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure ($212 million for the Automotive sector and $188 million for the Financial Services sector at March 31, 2006) to any potential losses, should they occur, associated with these VIEs is limited to the value of our invested capital or equity rights and, where applicable, receivables due from the VIEs.

Ford Credit also sells, under contractually-committed agreements, finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by us. The outstanding balance of finance receivables that have been sold by Ford Credit to these SPEs was approximately $5.9 billion at March 31, 2006.

For further discussion regarding VIEs, see Note 17 of the Notes to the Financial Statements in the 2005 10-K Report.

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

All derivative instruments, including embedded derivatives, are recorded at fair market value on our balance sheet.

Income Statement Impact: The ineffective portion of designated hedges, amortization of mark-to-market adjustments associated with hedging relationships that have been terminated, and mark-to-market adjustments for non-designated hedging activity are recognized in Cost of sales or Interest income and other non-operating income/(expense), net for the Automotive sector and in Revenues for the Financial Services sector. The impact on Income/(loss) before income taxes from these items is shown below (in millions):

	First Quarter
	2006	2005
Automotive Sector	$143	$44
Financial Services Sector	(21)	(50)
Total	$122	$(6)

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

	March 31, 2006		December 31, 2005
	Fair Value Assets	Fair Value Liabilities	Fair Value Assets	Fair Value Liabilities
Automotive Sector
Total derivative financial instruments	$1,829	$877	$1,578	$1,207
Financial Services Sector
Foreign currency swaps, forwards and options	$1,157	$632	$1,126	$789
Interest rate swaps	1,194	82	1,657	96
Impact of netting agreements	(100)	(100)	(205)	(205)
Total derivative financial instruments	$2,251	$614	$2,578	$680

Item 1. Financial Statements (Continued)

NOTE 10. AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options and convertible securities, considered to be potentially dilutive. Basic and diluted income/(loss) per share were calculated using the following (in millions):

	First Quarter
	2006			2005
Basic and Diluted Income/(Loss)
Basic income/(loss) from continuing operations	$(1,187)			$1,177
Effect of dilutive convertible preferred securities	—	(a	)	53
Diluted income/(loss) from continuing operations	$(1,187)			$1,230

Basic and Diluted Shares
Average shares outstanding	1,865			1,830
Restricted and uncommitted-ESOP shares	(2)			(3)
Basic shares	1,863			1,827
Net dilutive options and restricted and uncommitted-ESOP shares	—	(b	)	13
Dilutive convertible preferred securities	—	(a	)	282
Diluted shares	1,863			2,122
__________
Not included in calculation of diluted earnings per share due to their antidilutive effect:
(a)	282 million shares and the related income effect for convertible preferred securities.
(b)	7 million contingently issuable shares.

NOTE 11. COMPREHENSIVE INCOME/(LOSS)

Total comprehensive income/(loss) is summarized as follows (in millions):

	First Quarter
	2006	2005
Net income/(loss)	$(1,187)	$1,212
Other comprehensive income/(loss)
Net income/(loss) on derivative instruments	272	(276)
Foreign currency translation	180	(1,141)
Net holding gain/(loss)	(12)	(39)
Minimum pension liability	(34)	48
Total other comprehensive income/(loss)	406	(1,408)
Total comprehensive income/(loss)	$(781)	$(196)

NOTE 12. RETIREMENT BENEFITS

Pension, postretirement health care and life insurance benefit expense is summarized as follows (in millions):

	First Quarter
	Pension Benefits				Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance
	2006	2005	2006	2005	2006	2005
Service cost	$178	$184	$171	$166	$179	$178
Interest cost	597	598	337	368	547	551
Expected return on assets	(835)	(823)	(399)	(419)	(129)	(122)
Amortization of:
Prior service costs	118	126	30	61	(160)	(54)
(Gains)/losses and other	28	12	131	92	229	224
Separation programs	15	—	16	1	—	—
Loss from curtailment	414	—	—	—	—	—
Costs allocated to Visteon	—	(28)	—	—	1	(81)
Net expense/(income)	$515	$69	$286	$269	$667	$696

In connection with our announced intent to idle facilities as part of our Way Forward plan, we recorded a pension curtailment loss of $414 million in the first quarter of 2006.

Item 1. Financial Statements (Continued)

NOTE 12. RETIREMENT BENEFITS (Continued)

Company Contributions

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. From time to time, we make contributions beyond those legally required.

Pension: In the first quarter of 2006, we contributed $400 million to our worldwide pension plans, including benefit payments paid directly by the Company for unfunded plans. We expect to contribute an additional $1.1 billion in 2006, for a total of $1.5 billion. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2006.

NOTE 13. GUARANTEES

The fair values of guarantees and indemnifications issued since December 31, 2002 are recorded in the financial statements and are de minimis.

At March 31, 2006, the following guarantees were issued and outstanding:

Guarantees related to affiliates and third parties: We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties to support business and economic growth. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full. The maximum potential payments under these guarantees total $113 million, the majority of which relate to the Automotive sector.

On December 21, 2005, we completed the sale of The Hertz Corporation ("Hertz"). As part of the transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction. As of March 31, 2006, the carrying value of our liability under the letters of credit was $26 million, which represents the estimated fair value of our obligation. For further discussion of the letters of credit, see Note 27 of the Notes to the Financial Statements in the 2005 10-K Report.

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

We also have guarantees outstanding with a subsidiary trust, Ford Motor Company Capital Trust II ("Trust II"). For further discussion of Trust II, see Notes 16 and 18 of the Notes to the Financial Statements in the 2005 10-K Report.

Indemnifications: We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts to which we are a party, and have accrued for expected losses that are probable and for which a loss can be estimated. During the first quarter of 2006 there were no significant changes to our indemnifications.

Item 1. Financial Statements (Continued)

NOTE 13. GUARANTEES (Continued)

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

	First Quarter
	2006	2005
Beginning balance	$6,158	$5,751
Payments made during the period	(1,001)	(993)
Changes in accrual related to warranties issued during the period	907	981
Changes in accrual related to pre-existing warranties	84	25
Foreign currency translation and other	22	(73)
Ending balance	$6,170	$5,691

Extended Service Plans: Fees or premiums for the issuance of extended service plans are recognized in income over the contract period in proportion to the costs expected to be incurred in performing services under the contract.

Item 1. Financial Statements (Continued)

NOTE 14. SEGMENT INFORMATION (in millions)

	Automotive Sector					Financial Services Sector (a)
			Ford Asia
		Ford	Pacific &
	The	Europe	Africa/			Ford
	Americas	and PAG	Mazda	Other	Total	Credit	Hertz (b)	Other	Elims	Total	Elims (c)	Total
FIRST QUARTER 2006
Revenues
External customer	$20,931	$13,911	$2,143	$—	$36,985	$4,007	$—	$63	$—	$4,070	$—	$41,055
Intersegment	252	328	60	30	670	157	—	8	(2)	163	(833)	—
Income
Income/(loss) before income taxes	(2,842)	242	47	(162)	(2,715)	751	—	(7)	—	744	—	(1,971)
Total assets at March 31					116,532	159,237	—	10,482	(10,689)	159,030	(324)	275,238

FIRST QUARTER 2005
Revenues
External customer	$21,962	$15,335	$2,035	$—	$39,332	$4,099	$1,644	$61	$—	$5,804	$—	$45,136
Intersegment	1,095	838	17	—	1,950	146	4	2	(3)	149	(2,099)	—
Income
Income/(loss) before income taxes	634	4	97	(262)	473	1,061	33	(18)	—	1,076	—	1,549
Total assets at March 31					112,402	161,553	14,833	13,644	(12,607)	177,423	(1,633)	288,192
__________
(a) Financial Services sector’s interest income is recorded as Revenues.
(b) We sold 100% of our interest in Hertz during the fourth quarter of 2005.
(c) Includes intersector transactions occurring in the ordinary course of business.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of March 31, 2006, and the related consolidated statements of income for the three-month periods ended March 31, 2006 and 2005 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2006 and 2005. In addition, we have reviewed the accompanying interim sector balance sheet and the related sector statements of income and of cash flows, presented for purposes of additional analysis. These interim financial statements (collectively, the “interim financial statements”) are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income and of cash flows, and consolidated statement of shareholders’ equity for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005; and in our report dated March 1, 2006, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
May 8, 2006

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FIRST QUARTER RESULTS OF OPERATIONS

Our worldwide net loss was $1.2 billion or $0.64 per share of Common and Class B stock in the first quarter of 2006, down from a profit of $1.2 billion or $0.60 per share in the first quarter of 2005.

Results by business sector for the first quarter of 2006 and 2005 are shown below (in millions):

	First Quarter
	2006	2005	2006 Over/ (Under) 2005
Income/(loss) before income taxes
Automotive sector	$(2,715)	$473	$(3,188)
Financial Services sector	744	1,076	(332)
Total	(1,971)	1,549	(3,520)
Provision for/(benefit from) income taxes	(843)	314	(1,157)
Minority interests in net income/(loss) of subsidiaries *	59	58	1
Income/(loss) from continuing operations	(1,187)	1,177	(2,364)
Income/(loss) from discontinued operations	—	35	(35)
Net income/(loss)	$(1,187)	$1,212	$(2,399)
__________
* Primarily related to Ford Europe’s consolidated less-than-100%-owned affiliates.

Included in Income/(loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”). The following table details the first quarter 2006 and 2005 special items by business unit (in millions):

	First Quarter
	2006	2005
Ford North America
Jobs Bank Benefits and voluntary termination charges (primarily related to the Way Forward plan)	$(1,754)	$—
Pension curtailment charges	(414)	—
U.S. plant idlings (primarily fixed-asset write-offs)	(281)	—
Additional personnel-reduction programs	(70)	—
Divestiture of non-core business	—	(59)
Fuel-cell technology charges	—	(39)
Visteon-related charges	—	(9)
Ford Europe
Personnel-reduction programs	(9)	—
PAG
Personnel-reduction programs	(3)	—
Total	$(2,531)	$(107)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR

Details by Automotive business unit of Income/(loss) before income taxes for the first quarter of 2006 and 2005 are shown below (in millions):

	First Quarter
	2006	2005	2006 Over/ (Under) 2005
The Americas
Ford North America	$(2,976)	$557	$(3,533)
Ford South America	134	77	57
Total The Americas	(2,842)	634	(3,476)
Ford Europe and PAG
Ford Europe	82	59	23
PAG	160	(55)	215
Total Ford Europe and PAG	242	4	238
Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa	2	43	(41)
Mazda and Associated Operations	45	54	(9)
Total Ford Asia Pacific and Africa/Mazda	47	97	(50)
Other Automotive	(162)	(262)	100
Total	$(2,715)	$473	$(3,188)

Details by Automotive business unit of sales and vehicle unit sales for the first quarter of 2006 and 2005 are shown below:

	First Quarter
	Sales (in billions)				Vehicle Unit Sales (a) (in thousands)
	2006	2005	2006 Over/(Under) 2005		2006	2005	2006 Over/(Under) 2005
The Americas
Ford North America	$19.8	$21.1	$(1.3)	(6)%	863	898	(35)	(4)%
Ford South America	1.2	0.9	0.3	34	84	73	11	16
Total The Americas	21.0	22.0	(1.0)	(5)	947	971	(24)	(2)
Ford Europe and PAG
Ford Europe	6.8	7.7	(0.9)	(12)	434	445	(11)	(3)
PAG	7.1	7.6	(0.5)	(7)	183	188	(5)	(3)
Total Ford Europe and PAG	13.9	15.3	(1.4)	(9)	617	633	(16)	(3)
Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa (b)	1.7	2.0	(0.3)	(15)	134	112	22	19
Mazda and Associated Operations (c)	0.4	—	0.4	—	24	—	24	—
Total Ford Asia Pacific and Africa/Mazda	2.1	2.0	0.1	5	158	112	46	41
Total	$37.0	$39.3	$(2.3)	(6)%	1,722	1,716	6	—%
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

(b)
Included in vehicle unit sales of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 35,000 and 14,000 units in 2006 and 2005, respectively. “Sales” above does not include revenue from these units.

(c)	In 2006, reflects sales of Mazda6 by our subsidiary - AutoAlliance International, Inc. ("AAI") - which we began consolidating in the third quarter of 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the first quarter of 2006 and 2005, along with the level of dealer stocks as of March 31, 2006 and 2005, are shown below:

	First Quarter				Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2006	2005	2006 Over/(Under) 2005		March 31, 2006	March 31, 2005	2006 Over/(Under) 2005

U.S. (b)	17.2%	17.7%	(0.5)	pts.	783	877	(94)
South America (b) (c)	12.1	12.6	(0.5)		33	28	5
Europe (b) (d)	8.8	9.0	(0.2)		334	359	(25)
PAG -- U.S./Europe (d)	1.1/2.3	1.2/2.4	(0.1)/(0.1)		41/66	45/68	(4)/(2)
Asia Pacific and Africa (b) (e)	2.4	2.2	0.2		47	42	5
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily U.S.), Lincoln and Mercury brands.
(c)	South America 2006 market share is based on estimated vehicle retail sales for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	European 2006 market share is based, in part, on estimated vehicle registrations for our 19 major European markets.
(e)
Asia Pacific and Africa 2006 market share is based on estimated vehicle retail sales for our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand, and Vietnam).

Overall Automotive Sector

The decline in results reflected in part special items primarily related to the Way Forward plan ($2.5 billion). Additionally, the decline reflected unfavorable net pricing (about $400 million), unfavorable changes in volume and mix (about $200 million), and unfavorable currency exchange primarily due to the expiration of favorable hedges (about $100 million).

The decline in revenues primarily reflected unfavorable changes in exchange rates for Ford Europe, PAG, and Ford Asia Pacific and Africa, and lower vehicle unit sales volume, higher incentive costs, and a higher mix of passenger cars for Ford North America.

The table below details our first quarter cost changes at constant volume, mix and exchange, excluding special items and discontinued operations (in billions):

Explanation of Cost Changes		2006 Better/(Worse) Than 2005
Manufacturing and engineering	Primarily hourly and salaried personnel reductions and ongoing efficiencies in our plants, partially offset by charges associated with fixed-asset retirements.	$0.2
Net product costs	Pricing reductions from our suppliers and design cost reductions on existing products, offset partially by commodity price increases.	0.3
Quality-related	Primarily non-recurrence of favorable adjustments in 2005 related to reserves for additional service actions.	(0.4)
Depreciation and amortization	Acceleration of depreciation resulting from ongoing improvement plans inclusive of the announced future facility idlings, offset partially by the favorable impact of the change in special tooling amortization method and the favorable impact of the impairment charge taken in fourth quarter of 2005 for long-lived assets of Land Rover/Jaguar operations.	(0.1)
Total		$—

The Americas Segment

Ford North America. The decline in results primarily reflected special items related to our Way Forward plan, including costs associated with idling manufacturing facilities and other personnel-reduction actions. The costs associated with idling manufacturing facilities included Jobs Bank Benefits, voluntary termination charges, pension curtailment costs and facility-related costs, including fixed asset write-offs related to the idling of our St. Louis Assembly Plant and environmental remediation costs. See Note 4 of the Notes to the Financial Statements for additional discussion of Jobs Bank Benefits and voluntary termination charges. The decline also reflected higher quality-related costs primarily due to the non-recurrence of favorable adjustments in 2005 related to reserves for additional service actions, unfavorable net pricing primarily due to higher incentive spending associated with a higher mix of leasing and fleet sales, a smaller increase in dealer stock levels than during the first quarter of 2005, lower market share, the acceleration of depreciation

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

associated with the announced future idling of other facilities, and losses associated with ACH, offset partially by lower net product costs and other improvements primarily associated with the implementation of our personnel and capacity reduction actions.

On January 23, 2006, we announced our intention to idle and cease operations at 14 manufacturing facilities in North America by 2012 as part of a business improvement plan for our North American Automotive operations, which we refer to as our Way Forward plan. At that time, we identified five facilities to be idled through 2008. In accordance with our announced plan, we idled our St. Louis Assembly Plant during the first quarter and are on track to idle our Atlanta Assembly Plant in the fourth quarter of this year. Additionally, we recently announced that our Twin Cities and Norfolk assembly facilities would be idled in 2008. For additional discussion of these and other facility idlings pursuant to our Way Forward plan, see Note 4 of the Notes to the Financial Statements.

Ford South America. The increase in earnings primarily reflected favorable net pricing in excess of higher commodity costs, and higher vehicle unit sales reflecting higher industry sales volume.

Ford Europe and PAG Segment

Ford Europe. The increase in earnings primarily reflected cost reductions and improved product mix, offset partially by unfavorable net pricing. The cost reductions primarily reflected lower net product costs and manufacturing and engineering costs.

PAG. The improvement in results primarily reflected cost reductions and improved product mix, offset partially by unfavorable currency exchange and unfavorable net pricing. The cost reductions primarily reflected lower net product costs and manufacturing and engineering costs. The improved product mix primarily reflected higher sales of the Range Rover Sport model.

Ford Asia Pacific and Africa/Mazda Segment

Ford Asia Pacific and Africa. The decrease in earnings primarily reflected lower sales of our Australian large cars, unfavorable changes in currency exchange rates and lower gains from dispositions of our interests in certain automotive ventures, offset partially by improved results by our joint ventures, primarily in China. The increase in vehicle unit sales reflected higher unit sales in China, India and South Africa, offset partially by lower unit sales in Taiwan and Australia. The decrease in revenue primarily reflected changes in currency exchange rates and a higher mix of small cars relative to the same period last year. Our revenue excludes vehicle unit sales at our unconsolidated subsidiaries, including our affiliates in China.

Mazda and Associated Operations. The decline in results primarily reflected lower gains from our investment in Mazda convertible bonds. During the second half of 2005 and the first quarter of 2006, we converted to equity all of our Mazda convertible bonds, and, therefore, will no longer have income effects from the mark-to-market adjustments for these bonds.

Other Automotive

The improvements in results primarily reflected higher interest income from our cash portfolio due to higher short-term interest rates and higher cash balances.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

Details of Financial Services sector Revenues and Income/(loss) before income taxes for the first quarter of 2006 and 2005 are shown below:

	First Quarter
	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2006	2005	2006 Over/(Under) 2005	2006	2005	2006 Over/(Under) 2005

Ford Credit	$4.0	$4.1	$(0.1)	$751	$1,061	$(310)
Other Financial Services	0.1	0.1	—	(7)	(18)	11
Hertz	—	1.6	(1.6)	—	33	(33)
Total	$4.1	$5.8	$(1.7)	$744	$1,076	$(332)

We sold Hertz during the fourth quarter of 2005 resulting in declines in Revenues and Income/(loss) before income taxes during 2006.

Ford Credit

The decrease in earnings primarily reflected higher borrowing costs, the impact of lower receivable levels and higher depreciation expense, offset partially by improved credit loss performance.

The following table shows worldwide credit losses net of recoveries, which are referred to as charge-offs, and loss-to-receivables ratios, which equal annualized charge-offs divided by the average amount of receivables outstanding for the period, for the first quarter of 2006 and 2005:

	First Quarter
	2006	2005	2006 Over/(Under) 2005
Charge-offs (in millions)
On-Balance Sheet	$111	$181	$(70)
Managed	136	229	(93)

Loss-to-Receivables Ratios
On-Balance Sheet	0.34%	0.56%	(0.22)	pts.
Managed	0.37%	0.55%	(0.18)	pts.

The decrease in charge-offs and loss-to-receivables ratios for the on-balance sheet and managed portfolios primarily reflected fewer repossessions and a lower average loss per repossession. These improvements primarily resulted from a higher quality retail installment and lease portfolio, higher used vehicle prices and enhancements to our collection practices. Lower levels of retail installment receivables also contributed to reduced charge-offs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit's net finance receivables and net investment in operating leases are shown below (in billions):

	March 31, 2006	December 31, 2005	2006 Over/(Under) 2005

On-Balance Sheet (including on-balance sheet securitizations) *	$131.7	$132.1	$(0.4)
Securitized Off-Balance Sheet	17.0	18.0	(1.0)
Managed	$148.7	$150.1	$(1.4)

Serviced	$152.2	$153.0	$(0.8)
__________
*
At March 31, 2006 and December 31, 2005, finance receivables of $48.0 billion and $44.7 billion, respectively, have been sold for legal purposes to consolidated securitization SPEs. In addition, at March 31, 2006 and December 31, 2005, interests in operating leases and the related vehicles (net of accumulated depreciation) of $11.8 billion and $6.5 billion, respectively, have been transferred for legal purposes to, or are held by or for the benefit of, consolidated securitization SPEs and are available only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay Ford Credit's other obligations or the claims of Ford Credit's other creditors.

The decrease in receivables from year-end 2005 primarily reflected lower retail contract placement volumes, offset partially by increased investments in operating leases.

Shown below is Ford Credit's allowance for credit losses related to finance receivables and operating leases for the periods specified:

	March 31, 2006	December 31, 2005	2006 Over/(Under) 2005

Allowance for credit losses (in billions)	$1.4	$1.6	$(0.2)
Allowance as a percentage of end-of-period receivables	1.08%	1.19%	(0.11)	pts.

The decrease in allowance for credit losses from year-end 2005 primarily reflected improved charge-off performance and the effect of lower retail receivable levels.

Other Financial Services

The increase in results primarily reflected the non-recurrence of a loss on a property sale.

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

Gross Cash. Automotive gross cash includes cash and cash equivalents, marketable and loaned securities and assets contained in a short-term Voluntary Employee Beneficiary Association trust (“VEBA”) as detailed below (in billions):

	March 31, 2006	December 31, 2005	March 31, 2005	December 31, 2004

Cash and cash equivalents	$10.1	$13.4	$9.5	$10.1
Marketable securities	9.1	6.9	9.2	8.3
Loaned securities	3.1	3.4	0.9	1.1
Total cash, marketable securities and loaned securities	22.3	23.7	19.6	19.5
Short-term VEBA assets	1.4	1.4	3.3	4.1
Gross cash	$23.7	$25.1	$22.9	$23.6

In managing our business, we classify changes in Automotive gross cash into two categories: operating-related and other (which includes pension and long-term VEBA contributions, certain special items, tax refunds, capital transactions with the Financial Services sector, acquisitions and divestitures and other - primarily financing related). Our key metric is operating-related cash flow, which best represents the ability of our Automotive operations to generate cash. We believe the cash flow analysis reflected in the table below, which differs from a cash flow statement presented in accordance with

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

generally accepted accounting principles in the United States ("GAAP"), is useful to investors because it includes cash flow elements that we consider to be related to our operating activities (e.g., capital spending) that are not included in Net cash flows from operating activities, the most directly comparable GAAP financial measure.

Changes in Automotive gross cash for the first quarter of 2006 and 2005 are summarized below (in billions):

	First Quarter
	2006	2005

Gross cash at end of period	$23.7	$22.9
Gross cash at beginning of period	25.1	23.6
Total change in gross cash	$(1.4)	$(0.7)

Operating-related cash flows
Automotive income/(loss) before income taxes	$(2.7)	$0.5
Special items	2.5	0.1
Capital expenditures	(1.8)	(1.4)
Depreciation and special tools amortization	1.8	1.7
Changes in receivables, inventories and trade payables	(0.4)	0.5
Other (a)	(0.1)	(0.5)
Total operating-related cash flows	(0.7)	0.9

Other changes in cash
Contributions to funded pension plans	(0.3)	(1.4)
Cash impact of personnel-reduction programs and Jobs Bank Benefits (b)	(0.4)	(0.1)
Capital transactions with Financial Services sector (c)	0.2	0.4
Dividends paid to shareholders	(0.2)	(0.2)
Changes in total Automotive sector debt	(0.1)	(0.3)
Other (d)	0.1	—
Total change in gross cash	$(1.4)	$(0.7)
__________
(a)	Primarily expense and payment timing differences for items such as marketing, warranty, pension and OPEB.
(b)
Includes severance payments made to hourly and salaried employees as part of previously announced personnel-reduction programs and cash payments charged against the $1.75 billion accrual included in special items.

(c)	Primarily dividends received from Ford Credit, excluding proceeds from Financial Services sector divestitures paid to the Automotive sector.
(d)	In 2006, primarily the net issuance of Common Stock under employee savings plans (an inflow of about $50 million).

Shown in the table below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above), for the first quarter of 2006 and 2005 (in billions):

	First Quarter
	2006	2005

Net cash flows from operating activities of continuing operations	$(0.7)	$1.8
Items included in operating-related cash flows
Capital expenditures	(1.8)	(1.4)
Net transactions between auto and financial services sector (a)	(0.5)	(0.7)
Net sales/(purchases) of trading securities	1.3	0.6
Other (b)	0.3	(0.9)
Items not included in operating-related cash flows
Cash impact of jobs bank and separation programs	0.4	0.1
Pension and long-term VEBA contributions	0.3	1.4
Operating-related cash flows	$(0.7)	$0.9
__________
(a)	Primarily payables and receivables between the sectors in the normal course of business, as shown in our Condensed Sector Statement of Cash Flows for the Automotive sector.
(b)	Primarily the exclusion of cash flow from short-term VEBA contribution/(drawdown).

Debt. At March 31, 2006, our Automotive sector had total debt of $17.8 billion, compared with $17.9 billion at December 31, 2005. Total senior debt at March 31, 2006 was $12.6 billion, compared with $12.7 billion at December 31, 2005. The decrease in senior debt primarily reflected the maturity of a debt issuance of about $100 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Facilities. At March 31, 2006, the Automotive sector had $6.9 billion of contractually committed credit facilities with financial institutions, of which $6.8 billion were available for use. Of the lines available for use, 75% (or $5.1 billion) are committed through June 30, 2010 and the remainder for a shorter period of time. Of the $6.9 billion, $6.5 billion constitute global credit facilities and may be used, at our option, by any of our direct or indirect majority-owned subsidiaries on a guaranteed basis. We also have the ability to transfer, on a non-guaranteed basis, $2.2 billion of such global credit facilities to Ford Credit and approximately $500 million to FCE Bank plc ("FCE"), Ford Credit's European operation. All of the global credit facilities are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations, minimum net worth requirements and credit rating triggers) that would limit our ability to borrow.

Financial Services Sector

Ford Credit

Debt and Cash. Ford Credit’s total debt plus securitized off-balance sheet funding was $147.0 billion at March 31, 2006, down $4.1 billion compared with year-end 2005, primarily reflecting repayment of maturing debt and lower funding requirements due to lower asset levels.

At March 31, 2006, Ford Credit had cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) of $15.9 billion. In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit’s short-term funding needs and give Ford Credit flexibility in the use of its other funding programs.

Funding. During the first quarter of 2006, Ford Credit realized proceeds of $12.4 billion of term funding: $9.1 billion in asset-backed funding, $1.5 billion from public and private sales of receivables in off-balance sheet securitizations, $1.0 billion in a whole-loan sale transaction and about $800 million of unsecured institutional funding.

Term Funding Plan. Ford Credit's present full-year 2006 funding plans are in the range of $10 billion to $17 billion for public funding and $25 billion to $33 billion for private transactions. Through April 21, 2006, Ford Credit has completed about $16 billion of term funding: $11.5 billion through private transactions (of which $9.7 billion was asset-backed funding, $1.0 billion was from a whole-loan sale transaction and about $800 million was unsecured), $3.0 billion through a public offering of asset-backed securities and $1.5 billion through a public offering of unsecured debt.

On May 2, 2006, Ford Credit commenced an offer to exchange a portion of the aggregate principal amount of several series of its outstanding debt securities for a new series of up to $1.0 billion aggregate principal amount of fixed rate notes due 2010 (the “New Fixed Rate Notes”), a new series of up to $1.0 billion aggregate principal amount of floating rate notes due 2011 (the “New Floating Rate Notes” and, together with the New Fixed Rate Notes, the “New Notes”) and up to $1.0 billion in cash (collectively, with the New Notes, the “Exchange Offers”). The purpose of the Exchange Offers, which are being made pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended, is to lengthen Ford Credit's debt maturities and reduce its overall debt levels.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing its capital structure. Ford Credit calculates leverage on a financial statement basis and on a managed basis.

The following table illustrates the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	March 31,	December 31,
	2006	2005

Total debt	$131.4	$134.5
Total stockholder’s equity	11.0	10.7
Debt-to-equity ratio (to 1)	11.9	12.5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table illustrates the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	March 31,	December 31,
	2006	2005

Total debt	$131.4	$134.5
Securitized off-balance sheet receivables outstanding	17.0	18.0
Retained interest in securitized off-balance sheet receivables	(1.4)	(1.4)
Adjustments for cash and cash equivalents, and marketable securities *	(15.9)	(17.9)
Fair value hedge accounting adjustments	(1.1)	(1.6)
Total adjusted debt	$130.0	$131.6

Total stockholder’s equity (including minority interest)	$11.0	$10.7
Fair value hedge accounting adjustments	(0.0)	(0.0)
Total adjusted equity	$11.0	$10.7

Managed debt-to-equity ratio (to 1)	11.8	12.3
__________
*	Excluding marketable securities related to insurance activities.

Ford Credit plans to continue to reduce its managed leverage in 2006. In the first quarter of 2006, Ford Credit paid dividends of $250 million.

Credit Facilities. For additional funding and to maintain liquidity, Ford Credit and its majority-owned subsidiaries, including FCE, have contractually-committed credit facilities with financial institutions that totaled approximately $6.1 billion at March 31, 2006, of which $4.7 billion were available for use. This includes $3.7 billion of Ford Credit facilities ($3.2 billion global and approximately $500 million non-global) and $2.4 billion of FCE facilities ($2.3 billion global and approximately $100 million non-global). The facilities have various maturity dates. Of the lines available, about 32% (or $1.5 billion) of these facilities are committed through June 30, 2010 and the remainder for a shorter period of time. Ford Credit's global credit facilities may be used at its option by any of its direct or indirect majority-owned subsidiaries. FCE's global credit facilities may be used at its option by any of its direct or indirect majority-owned subsidiaries. Ford Credit or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses and restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit Ford Credit's ability to borrow.

Additionally, at March 31, 2006, banks provided $18.7 billion of contractually-committed liquidity facilities exclusively to support Ford Credit's two on-balance sheet asset-backed commercial paper programs; $18.2 billion supported Ford Credit's FCAR Owner Trust retail securitization program ("FCAR") and $500 million supported the Motown NotesSM portion of its wholesale securitization program ("Motown Notes"). The FCAR and Motown Notes programs must be supported by liquidity facilities equal to at least 100% and 5%, respectively, of their face amount. At March 31, 2006, about $17.7 billion of FCAR's bank credit facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. The remaining $500 million of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt. Utilization of these facilities is subject to conditions specific to each program and Ford Credit having a sufficient amount of securitizable assets. At March 31, 2006, the outstanding balances were approximately $15.9 billion for the FCAR program and $6.5 billion for the Motown Notes program.

Committed Purchase Programs. Ford Credit has entered into agreements with several bank-sponsored commercial paper issuers and other financial institutions pursuant to which such parties are contractually committed to purchase from Ford Credit, at Ford Credit's option, retail receivables and, under certain agreements, wholesale finance receivables or asset-backed securities backed by wholesale finance receivables, for proceeds of up to $19.1 billion. The agreements have varying maturity dates between June 22, 2006 and March 2, 2009. Ford Credit's ability to access this funding is subject to Ford Credit having a sufficient amount of receivables that are eligible for sale under these programs. As of March 31, 2006, $7.4 billion of these commitments were in use.

At March 31, 2006, Ford Credit's total cash, cash equivalents, marketable securities (excluding marketable securities related to insurance activities), together with funding available through credit facilities (including $6.5 billion of our global credit facilities that may be used by Ford Credit) and committed purchase programs, was $76 billion, of which $71 billion could be utilized by Ford Credit (based on the availability of receivables at March 31, 2006 that were eligible for sale under Ford Credit's committed programs) to provide liquidity for all of Ford Credit's short-term funding obligations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Stockholders’ Equity. Our stockholders’ equity was $12.0 billion at March 31, 2006, down $908 million compared with December 31, 2005. The decrease primarily reflected net loss, offset partially by Other comprehensive income ("OCI") (see Note 11 of the Notes to the Financial Statements for details of OCI).

Credit Ratings

Ford. In January 2006, Standard & Poor's Rating Services, a division of McGraw-Hill Companies, Inc ("S&P") lowered Ford's long-term rating to BB- from BB+, lowered the short-term debt rating to B-2 from B-1 and maintained the outlook at Negative. In January 2006, Moody's Investors Services ("Moody's") lowered Ford's long-term rating to Ba3 from Ba1, lowered the short-term rating to Not Prime ("NP") from P3 and maintained the outlook at Negative. In January 2006, Dominion Bond Rating Service Limited ("DBRS") lowered Ford's long-term rating to BB (low) from BB (high), maintained the short-term rating at R-3 (high) and maintained the trend at Negative. In March 2006, Fitch, Inc. ("Fitch") lowered Ford's long-term rating to BB from BB+, maintained the short-term rating at B and maintained the outlook at Negative.

Ford Credit. In January 2006, S&P lowered Ford Credit's long-term rating to BB- from BB+, lowered the short-term debt rating to B-2 from B-1 and maintained the outlook at Negative. In January 2006, Moody's lowered Ford Credit's long-term rating to Ba2 from Baa3, lowered the short-term rating to Not Prime ("NP") from P3 and maintained the outlook at Negative. In January 2006, DBRS lowered Ford Credit's long-term rating to BB from BBB (low), lowered the short-term rating to R-3 (high) from R-2 (low) and maintained the trend at Negative. In March 2006, Fitch lowered Ford Credit's long-term rating to BB from BB+, maintained the short-term rating at B and maintained the outlook at Negative.

The following chart summarizes our present credit ratings and the outlook assigned by four of the nationally recognized statistical rating organizations:

	Ford			Ford Credit
	Long Term	Short Term	Outlook/Trend	Long Term	Short Term	Outlook/Trend
DBRS	BB (low)	R-3 (high)	Negative	BB	R-3 (high)	Negative
Fitch	BB	B	Negative	BB	B	Negative
Moody's	Ba3	NP	Negative	Ba2	NP	Negative
S&P	BB-	B-2	Negative	BB-	B-2	Negative

As a result of lower credit ratings, our access to unsecured debt markets has become more restricted. Ford Credit's unsecured borrowing costs have increased and its outstanding unsecured term debt balances and unsecured commercial paper balances have declined. In response, Ford Credit has increased its use of securitization and other asset-backed sources of liquidity and will continue to expand and diversify its asset-backed funding by asset class and region. Over time, Ford Credit may also need to reduce further the amount of receivables it purchases. A significant reduction in the amount of purchased receivables would reduce Ford Credit's ongoing profits, and could adversely affect its ability to support the sale of Ford vehicles.

OFF-BALANCE SHEET ARRANGEMENTS

Special Purpose Entities. At March 31, 2006, the total outstanding principal amount of receivables sold by Ford Credit and held by off-balance sheet securitization entities was $17.0 billion, down about $1.0 billion from December 31, 2005. Ford Credit's retained interests in such sold receivables at March 31, 2006 were $1.4 billion, unchanged from December 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

We have set and communicated the following planning assumptions and operational metrics:

Industry Volume (SAAR incl. heavy trucks)	Planning Assumptions	First Quarter Status	Full-Year Outlook
U.S. (million units)	17.0	17.4	17.2
Europe (million units)	17.3	17.5	17.5

Operation Metrics	2006 Milestones
Quality	Improved	On track	On track
Market share	Flat to improved	Down	Down to flat
Automotive cost performance (a)	Favorable	$0	On track
Capital spending (billions)	About $7	$1.8	On track
Year-end cash balance (billions) (b)	Over $20	$23.7	On track
__________
(a) At constant volume, mix and exchange; excluding special items.
(b) Includes cash and cash equivalents, marketable securities, loaned securities, and short-term VEBA.

Our current projection of second quarter 2006 production for certain business units is as follows (in thousands):

	Second Quarter
	Vehicle Unit Production	2006 Over/(Under) 2005
Ford North America	890	(15)
Ford Europe	465	(1)
PAG	180	(13)

Our business faces strong headwinds as we experience increasing commodity cost pressures and mounting financial pressure within our supply base. In addition, increasing fuel prices and growing competition from other manufacturers that are introducing an increasing number of new products may have a growing effect on our traditional areas of strength (e.g., full-size trucks and SUVs).

Despite these pressures, we expect cost changes to be favorable this year, and we are on track to improve quality and meet our capital spending target for 2006. We anticipate that our market share will be down or flat for the full year. We continue to expect that each of our business units, with the exception of Ford North America, will be profitable in 2006.

We currently anticipate that charges for full-year 2006 special items will be about $3.3 billion. This includes a charge of $1.75 billion recorded in the first quarter of 2006 for Jobs Bank Benefits and related voluntary termination charges, and about $400 million for associated pension curtailment costs in North America, primarily related to execution of our Way Forward plan. Over time, we expect the $1.75 billion charge to change as we agree to specific plans with the UAW and CAW regarding each of the affected facilities, and as we gain actual experience with Jobs Bank Benefit costs and acceptance rates for voluntary termination packages. Also included is about $300 million for facility-related costs that we recorded in the first quarter of 2006, primarily related to a fixed asset write-off for our idled St. Louis Assembly Plant. In addition, we anticipate charges of about $900 million during 2006 for additional personnel reduction programs in North America and Europe. We expect the cash payments during 2006 for these special items, and for some expenses recorded in 2005, to be about $1.7 billion. After discussions with the Securities and Exchange Commission regarding the proper accounting treatment for our December 2005 agreement with the UAW to increase retiree health care cost sharing, we have determined that we will not recognize a special charge for contributions to the new VEBA trust of about $100 million as previously announced.  Instead, the impact of these contributions would be recognized over approximately 12 years, which, pending court approval as described in our 2005 10-K Report, would begin with the third quarter of 2006.

We expect our Financial Services sector to be profitable in 2006, though less profitable than in 2005 due to the absence of earnings from Hertz (including the gain on sale) and lower expected earnings at Ford Credit. We anticipate Ford Credit's managed receivables to be between $140 billion and $145 billion at year-end 2006. Ford Credit's 2006 earnings are expected to be lower than in 2005 primarily resulting from the impact of the lower level of receivables and higher interest rates.

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

We cannot be certain that any expectation, forecast or assumption made by management in preparing these forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise. For additional discussion, see "Item 1A. Risk Factors" in our 2005 10-K Report.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value on an instrument-by-instrument basis. SFAS No. 155 also defines which interest-only and principal-only

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

strips are not subject to the requirements of SFAS No. 133, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The standard requires that interests in securitized financial assets be evaluated to identify whether they are freestanding derivatives or hybrid financial instruments containing an embedded derivative that requires bifurcation. SFAS No. 155 also eliminates the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. Upon adoption, an entity may elect fair value measurement for existing financial instruments with embedded derivatives that had previously been bifurcated pursuant to SFAS No. 133, with any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument recognized as a cumulative-effect adjustment to beginning retained earnings. Management is assessing the potential impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140, which: 1) provides revised guidance on when a servicing asset and servicing liability should be recognized; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; 3) permits an entity to elect to measure servicing assets and servicing liabilities at fair value each reporting date and report changes in fair value in earnings in the period in which the changes occur; 4) upon initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities for securities which are identified as offsetting the entity's exposure to changes in the fair value of servicing assets or liabilities that a servicer elects to subsequently measure at fair value; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006 with the effects of initial adoption being reported as a cumulative-effect adjustment to beginning retained earnings. Management is assessing the potential impact on our financial condition or results of operations.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 has not been audited by PricewaterhouseCoopers LLP ("PwC"). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information, because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes in the information reported under Part II, Item 7A of our 2005 10-K Report.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. William Clay Ford, Jr., our Chief Executive Officer, and Donat R. Leclair, Jr., our Chief Financial Officer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting. During the first quarter of 2006, we began having permanently-idled employees receiving Jobs Bank Benefits, and, as a result, began following accrual accounting for the benefits to be paid to those employees (see Note 4 of the Notes to the Financial Statements for additional discussion). Also, beginning January 1, 2006, we changed our method of amortization for special tools from an activity-based method to a time-based method (see Note 6 of the Notes to the Financial Statements for additional discussion).

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Environmental Matters

Edison Assembly Plant Concrete Disposal. (Previously reported on page 25 of our 2005 10-K Report.) The New Jersey Department of Environmental Protection ("DEP") has ordered Ford and several other parties to remediate 10 locations where certain concrete was used as fill material. In addition, the New Jersey Attorney General's office has issued to Ford and other parties a grand jury subpoena and a civil information request, both seeking documents and information related to the handling and disposal of the concrete. We are fully cooperating with the DEP and Attorney General's office to resolve this matter.

Other

ERISA Fiduciary Litigation. On April 7, 2006, two purported class action lawsuits were filed in the United States District Court for the Eastern District of Michigan naming as defendants Ford Motor Company and several of our current or former employees and officers (Nowak, et al. v. Ford Motor Company, et al.; Lennie, et al v. Ford Motor Company, et al). The lawsuits allege that the defendants violated the Employee Retirement Income Security Act ("ERISA") by failing to prudently and loyally manage funds held in employee savings plans sponsored by Ford. Specifically, the plaintiffs allege (among other claims) that the defendants violated fiduciary duties owed to plan participants by continuing to offer Ford Common Stock as an investment option in the savings plans. The defendants deny the plaintiffs' allegations, and intend to defend these matters vigorously.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2006, we purchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2006 through Jan. 31, 2006	2,686,135	$8.35	0	No publicly announced repurchase program in place
Feb. 1, 2006 through Feb. 28, 2006	1,922,898	8.30	0	No publicly announced repurchase program in place
Mar. 1, 2006 through Mar. 31, 2006	3,317,672	7.88	0	No publicly announced repurchase program in place
Total	7,926,705	$8.14	0
__________
*
We currently do not have a publicly announced repurchase program in place. Of the 7,926,705 shares purchased, 7,113,782 shares were purchased from the Ford Motor Company Savings and Stock Investment Plan for Salaried Employees ("SSIP") and the Tax Efficient Savings Plan for Hourly Employees ("TESPHE"). Shares are generally purchased from SSIP and TESPHE when participants in those plans elect to sell units in the Ford Stock Fund upon retirement, upon termination of employment with the Company, related to an in-service distribution, or to fund a loan against an existing account balance in the Ford Stock Fund. Shares are not purchased from these plans when a participant transfers account balances out of the Ford Stock Fund and into another investment option under the plans. The remaining shares were acquired from our employees or directors in accordance with our various compensation plans as a result of share withholdings to pay income taxes with respect to: (i) the lapse of restrictions on restricted stock, (ii) the issuance of unrestricted stock, including issuances as a result of the conversion of restricted stock equivalents, or (iii) to pay the exercise price and related income taxes with respect to certain exercises of stock options.

ITEM 5. Other Information.

Motor Vehicle Fuel Economy

The National Highway Traffic Safety Administration ("NHTSA") recently released its final rule establishing new light truck corporate average fuel economy ("CAFE") standards.  The final rule is somewhat more stringent than the original proposal, which is described in our 2005 10-K Report.  The final rule relies on a continuous mathematical function relating fuel economy targets to vehicle dimensions (a "footprint" value).  In contrast, the original proposal relied on a step function associated with six discrete size-based classes, each with its own fuel-economy target.  In addition, beginning with model year 2011, the truck CAFE standards will apply for the first time to certain classes of heavier passenger vehicles (SUVs and passenger vans with a gross vehicle weight between 8,500 and 10,000 pounds, or with a gross vehicle weight below 8,500 pounds and a curb weight above 6,000 pounds).  NHTSA estimates that our 2011 model year fleet standard for light trucks would be 23.9 miles per gallon under the final rule (compared to an estimated standard of 23.6 miles per gallon under the original proposal).  The new standards thus represent a significant challenge for us.

Three petitions have been filed seeking judicial review of the light truck rule.  One was filed in the Ninth Circuit Court of Appeals by the Center for Biological Diversity, and another was filed in the Second Circuit by the Natural Resources Defense Council.  The third recently was filed in the Ninth Circuit by ten states (California, Connecticut, Maine, Massachusetts, New Jersey, New Mexico, New York, Oregon, Rhode Island and Vermont), plus the District of Columbia and the City of New York.  These cases allege that the new standards for light trucks are below what is technologically possible and required by law; that NHTSA failed to adequately address global climate change, air quality and other environmental impacts in making its decision; and that NHTSA's new methodology for determining truck CAFE standards is not authorized by the underlying federal statute.  The ten-state petition also challenges NHTSA's position that state greenhouse gas rules are preempted by the federal CAFE law.  Other petitions for review may be filed.

In February 2006, the Alliance of Automobile Manufacturers (an industry trade group of which Ford and other automotive manufacturers, including BMW, DaimlerChrysler, General Motors, Nissan and Toyota, are members ("the Alliance")) and the Association of International Automobile Manufacturers (an industry trade group representing the interests of international automobile manufacturers) filed a federal court action in Rhode Island seeking to overturn the motor vehicle greenhouse gas rules adopted by Rhode Island.  Around the same time, a citizens' suit action was filed in federal court in Pennsylvania.  The plaintiffs in the citizens' suit seek to compel the state of Pennsylvania to enforce the California motor vehicle emissions standards, including the greenhouse gas standards.

Congress is currently holding CAFE-related hearings and considering possible amendments to the CAFE law.  Some of the amendments under consideration would clarify NHTSA's authority to amend the existing passenger car standards; others would establish higher standards by law.  The outcome of these legislative deliberations is highly uncertain.

ITEM 6. Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

(Registrant)

Date: May 9, 2006	By:	/s/ James C. Gouin
James C. Gouin
Vice President and Controller

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 8, 2006, relating to Financial Information	Filed with this Report

Exhibit 18.1	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 8, 2006, regarding Change in Accounting Principles (timing of annual impairment testing)	Filed with this Report

Exhibit 18.2	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 8, 2006, regarding Change in Accounting Principles (amortization of special tools)	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report