Form 10-Q
period 2006-06-30
FORD MOTOR CO
filed 2006-08-04
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 1, 2006, the registrant had outstanding 1,810,158,409 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit index located on page number 39.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended June 30, 2006 and 2005
(in millions, except per share amounts)

	Second Quarter		First Half
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Sales and revenues
Automotive sales	$37,747	$38,685	$74,732	$78,017
Financial Services revenues	4,218	5,863	8,288	11,667
Total sales and revenues	41,965	44,548	83,020	89,684

Costs and expenses
Automotive cost of sales	36,167	36,713	72,841	72,271
Selling, administrative and other expenses	4,631	6,127	9,223	12,217
Interest expense	2,178	1,719	4,197	3,683
Financial Services provision for credit and insurance losses	61	(17)	96	168
Total costs and expenses	43,037	44,542	86,357	88,339

Automotive interest income and other non-operating income/(expense), net	310	651	525	804
Automotive equity in net income/(loss) of affiliated companies	205	69	284	126
Income/(loss) before income taxes	(557)	726	(2,528)	2,275
Provision for/(benefit from) income taxes	(320)	(301)	(1,163)	13
Income/(loss) before minority interests	(237)	1,027	(1,365)	2,262
Minority interests in net income/(loss) of subsidiaries	19	84	78	142
Income/(loss) from continuing operations	(256)	943	(1,443)	2,120
Income/(loss) from discontinued operations (Note 3)	2	3	2	38
Net income/(loss)	$(254)	$946	$(1,441)	$2,158

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 10)
Basic income/(loss)
Income/(loss) from continuing operations	$(0.14)	$0.51	$(0.77)	$1.16
Income/(loss) from discontinued operations	—	—	—	0.02
Net income/(loss)	$(0.14)	$0.51	$(0.77)	$1.18
Diluted income/(loss)
Income/(loss) from continuing operations	$(0.14)	$0.47	$(0.77)	$1.05
Income/(loss) from discontinued operations	—	—	—	0.01
Net income/(loss)	$(0.14)	$0.47	$(0.77)	$1.06
Cash dividends	$0.10	$0.10	$0.20	$0.20

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF INCOME
For the Periods Ended June 30, 2006 and 2005
(in millions, except per share amounts)

	Second Quarter		First Half
	2006	2005	2006	2005
	(unaudited)		(unaudited)
AUTOMOTIVE
Sales	$37,747	$38,685	$74,732	$78,017
Costs and expenses
Cost of sales	36,167	36,713	72,841	72,271
Selling, administrative and other expenses	2,950	3,076	5,924	6,185
Total costs and expenses	39,117	39,789	78,765	78,456
Operating income/(loss)	(1,370)	(1,104)	(4,033)	(439)

Interest expense	348	187	694	589

Interest income and other non-operating income/(expense), net	310	651	525	804
Equity in net income/(loss) of affiliated companies	205	69	284	126
Income/(loss) before income taxes — Automotive	(1,203)	(571)	(3,918)	(98)

FINANCIAL SERVICES
Revenues	4,218	5,863	8,288	11,667
Costs and expenses
Interest expense	1,830	1,532	3,503	3,094
Depreciation	1,291	1,540	2,499	3,054
Operating and other expenses	390	1,511	800	2,978
Provision for credit and insurance losses	61	(17)	96	168
Total costs and expenses	3,572	4,566	6,898	9,294
Income/(loss) before income taxes — Financial Services	646	1,297	1,390	2,373

TOTAL COMPANY
Income/(loss) before income taxes	(557)	726	(2,528)	2,275
Provision for/(benefit from) income taxes	(320)	(301)	(1,163)	13
Income/(loss) before minority interests	(237)	1,027	(1,365)	2,262
Minority interests in net income/(loss) of subsidiaries	19	84	78	142
Income/(loss) from continuing operations	(256)	943	(1,443)	2,120
Income/(loss) from discontinued operations (Note 3)	2	3	2	38
Net income/(loss)	$(254)	$946	$(1,441)	$2,158

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 10)
Basic income/(loss)
Income/(loss) from continuing operations	$(0.14)	$0.51	$(0.77)	$1.16
Income/(loss) from discontinued operations	—	—	—	0.02
Net income/(loss)	$(0.14)	$0.51	$(0.77)	$1.18
Diluted income/(loss)
Income/(loss) from continuing operations	$(0.14)	$0.47	$(0.77)	$1.05
Income/(loss) from discontinued operations	—	—	—	0.01
Net income/(loss)	$(0.14)	$0.47	$(0.77)	$1.06
Cash dividends	$0.10	$0.10	$0.20	$0.20

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$27,985	$28,406
Marketable securities	12,600	10,672
Loaned securities	33	3,461
Finance receivables, net	106,554	105,975
Other receivables, net	9,194	8,522
Net investment in operating leases	31,884	27,099
Retained interest in sold receivables	1,150	1,420
Inventories (Note 5)	12,116	10,271
Equity in net assets of affiliated companies	2,751	2,579
Net property	41,639	40,706
Deferred income taxes	6,879	5,881
Goodwill and other intangible assets (Note 7)	6,392	5,945
Assets of discontinued/held-for-sale operations	—	5
Other assets	17,771	18,534
Total assets	$276,948	$269,476

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables	$23,595	$22,813
Accrued liabilities and deferred revenue	78,473	72,977
Debt	153,478	154,332
Deferred income taxes	5,729	5,275
Total liabilities	261,275	255,397

Minority interests	1,054	1,122

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	4,636	4,872
Accumulated other comprehensive income/(loss)	(262)	(3,562)
Treasury stock	(420)	(833)
Earnings retained for use in business	10,646	12,461
Total stockholders’ equity	14,619	12,957
Total liabilities and stockholders’ equity	$276,948	$269,476

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET
(in millions)
	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Automotive
Cash and cash equivalents	$14,700	$13,388
Marketable securities	8,887	6,860
Loaned securities	33	3,461
Total cash, marketable and loaned securities	23,620	23,709
Receivables, net	3,496	3,061
Inventories (Note 5)	12,116	10,271
Deferred income taxes	832	1,187
Other current assets	9,397	8,177
Total current assets	49,461	46,405
Equity in net assets of affiliated companies	1,949	1,756
Net property	41,328	40,378
Deferred income taxes	11,926	11,049
Goodwill and other intangible assets (Note 7)	6,374	5,928
Assets of discontinued/held-for-sale operations	—	5
Other assets	9,505	8,308
Total Automotive assets	120,543	113,829
Financial Services
Cash and cash equivalents	13,285	15,018
Marketable securities	3,713	3,812
Finance receivables, net	112,252	111,436
Net investment in operating leases	26,073	22,951
Retained interest in sold receivables	1,150	1,420
Goodwill and other intangible assets (Note 7)	18	17
Other assets	5,943	7,457
Receivable from Automotive	759	83
Total Financial Services assets	163,193	162,194
Intersector elimination	(759)	(83)
Total assets	$282,977	$275,940

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive
Trade payables	$18,393	$16,554
Other payables	3,253	4,222
Accrued liabilities and deferred revenue	31,743	28,733
Deferred income taxes	953	804
Debt payable within one year	1,269	978
Current payable to Financial Services	52	83
Total current liabilities	55,663	51,374
Long-term debt	16,450	16,900
Other liabilities	41,430	38,639
Deferred income taxes	563	586
Non-current payable to Financial Services	707	—
Total Automotive liabilities	114,813	107,499
Financial Services
Payables	1,949	2,037
Debt	135,759	136,454
Deferred income taxes	10,242	10,349
Other liabilities and deferred income	5,300	5,605
Total Financial Services liabilities	153,250	154,445

Minority interests	1,054	1,122

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	4,636	4,872
Accumulated other comprehensive income/(loss)	(262)	(3,562)
Treasury stock	(420)	(833)
Earnings retained for use in business	10,646	12,461
Total stockholders’ equity	14,619	12,957
Intersector elimination	(759)	(83)
Total liabilities and stockholders’ equity	$282,977	$275,940

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2006 and 2005
(in millions)

	First Half
		Revised - See Note 1
	2006	2005
	(unaudited)

Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$10,453	$14,582

Cash flows from investing activities of continuing operations
Capital expenditures	(3,403)	(3,572)
Acquisitions of retail and other finance receivables and operating leases	(29,407)	(28,951)
Collections of retail and other finance receivables and operating leases	21,021	25,150
Net acquisitions of daily rental vehicles	—	(2,997)
Purchases of securities	(11,170)	(3,044)
Sales and maturities of securities	11,247	2,395
Proceeds from sales of retail and other finance receivables and operating leases	2,947	12,506
Proceeds from sale of businesses	51	2,070
Cash paid for acquisitions	(37)	(1,296)
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(4)	(4)
Other	49	71
Net cash (used in)/provided by investing activities	(8,706)	2,328

Cash flows from financing activities of continuing operations
Cash dividends	(374)	(367)
Sales of Common Stock	234	447
Purchases of Common Stock	(97)	(263)
Changes in short-term debt	265	834
Proceeds from issuance of other debt	23,900	14,765
Principal payments on other debt	(26,433)	(25,769)
Other	89	(6)
Net cash (used in)/provided by financing activities	(2,416)	(10,359)

Effect of exchange rate changes on cash	241	(526)

Net increase/(decrease) in cash and cash equivalents from continuing operations	(428)	6,025

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	3	70
Cash flows from investing activities of discontinued operations	—	(50)
Cash flows from financing activities of discontinued operations	—	—

Net increase/(decrease) in cash and cash equivalents	$(425)	$6,045

Cash and cash equivalents at January 1	$28,406	$22,828
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	4	681
Net increase/(decrease) in cash and cash equivalents	(425)	6,045
Less: cash and cash equivalents of discontinued/held-for-sale operations at June 30	—	(722)
Cash and cash equivalents at June 30	$27,985	$28,832

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2006 and 2005
(in millions)

			Revised - See Note 1
	First Half 2006		First Half 2005
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$5,297	$4,386	$5,093	$5,322

Cash flows from investing activities
Capital expenditures	(3,381)	(22)	(3,347)	(225)
Acquisitions of retail and other finance receivables and operating leases	—	(29,407)	—	(28,951)
Collections of retail and other finance receivables and operating leases	—	20,923	—	24,979
Net (increase)/decrease of wholesale receivables	—	868	—	599
Net acquisitions of daily rental vehicles	—	—	—	(2,997)
Purchases of securities	(2,478)	(8,692)	(2,149)	(895)
Sales and maturities of securities	2,300	8,947	1,883	512
Proceeds from sales of retail and other finance receivables and operating leases	—	2,947	—	12,506
Proceeds from sales of wholesale receivables	—	—	—	3,739
Proceeds from sale of businesses	51	—	29	2,041
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(4)	—	1	(5)
Investing activity from Financial Services	552	—	1,402	—
Investing activity to Financial Services	(1,400)	—	—	—
Cash paid for acquisitions	(37)	—	(1,296)	—
Other	11	38	(11)	82
Net cash (used in)/provided by investing activities	(4,386)	(4,398)	(3,488)	11,385

Cash flows from financing activities
Cash dividends	(374)	—	(367)	—
Sales of Common Stock	234	—	447	—
Purchases of Common Stock	(97)	—	(263)	—
Changes in short-term debt	239	26	158	676
Proceeds from issuance of other debt	175	23,725	84	14,681
Principal payments on other debt	(550)	(25,883)	(595)	(25,174)
Financing activity from Automotive	—	1,400	—	—
Financing activity to Automotive	—	(552)	—	(1,402)
Other	150	(61)	(4)	(2)
Net cash (used in)/provided by financing activities	(223)	(1,345)	(540)	(11,221)

Effect of exchange rate changes on cash	4	237	(39)	(487)
Net change in intersector receivables/payables and other liabilities	613	(613)	(356)	356
Net increase/(decrease) in cash and cash equivalents from continuing operations	1,305	(1,733)	670	5,355

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	3	—	(1)	71
Cash flows from investing activities of discontinued operations	—	—	16	(66)
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$1,308	$(1,733)	$685	$5,360

Cash and cash equivalents at January 1	$13,388	$15,018	$10,139	$12,689
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	4	—	2	679
Net increase/(decrease) in cash and cash equivalents	1,308	(1,733)	685	5,360
Less: cash and cash equivalents of discontinued/held-for-sale operations at June 30	—	—	(18)	(704)
Cash and cash equivalents at June 30	$14,700	$13,285	$10,808	$18,024

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements reflect those adjustments necessary for a fair statement of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries and consolidated variable interest entities ("VIEs") of which we are the primary beneficiary for the periods and at the dates presented. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005 (the "2005 10-K Report"). For purposes of this report, "Ford", the "Company", "we", "our", "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.

Presentation of Cash Flows

Beginning with our year ended December 31, 2005 statements of cash flows, we have revised the presentation of cash flows to separately disclose the operating, investing, and financing portions of the cash flows attributable to our discontinued operations. This revision is in response to public statements by the staff of the Securities and Exchange Commission concerning classification of discontinued operations within the statement of cash flows.

In accordance with the definition of cash equivalents in Statement of Financial Accounting Standards ("SFAS") No. 95, Statement of Cash Flows, we revised the presentation of $3.1 billion and $593 million of marketable securities with contractual maturities exceeding ninety days from the date of purchase from Cash and cash equivalents to Marketable securities on the balance sheet and statement of cash flows as of December 31, 2005 and statement of cash flows as of June 30, 2005, respectively. All of these securities had maturity dates of less than twelve months from the date of purchase and were highly liquid. This revision had no impact on 2005 Net income/(loss).

NOTE 2. INCOME TAXES

For the first half of the year, we have used the actual effective tax rate for the year-to-date tax provision calculation because a reliable estimate of the full-year effective tax rate cannot be made. External business conditions and other factors throughout the year may contribute to significant variability of the effective tax rate due to the impact of permanent differences relative to our financial results. The second quarter tax rate of 41.9% and first half tax rate of 41.2% include the impact on deferred tax balances of tax law changes in the country of Turkey and the state of Texas.

NOTE 3. DISCONTINUED OPERATIONS AND OTHER DISPOSITIONS

Total Company Discontinued Operations

The results of all discontinued operations are as follows (in millions):

	Second Quarter		First Half
	2006	2005	2006	2005
Sales and revenues	$—	$17	$—	$120

Operating income/(loss) from discontinued operations	$—	$(3)	$—	$54
Gain/(loss) on discontinued operations	3	(15)	3	(16)
(Provision for)/benefit from income taxes	(1)	21	(1)	—
Income/(loss) from discontinued operations	$2	$3	$2	$38

Item 1. Financial Statements (Continued)

NOTE 4. EXIT AND DISPOSAL ACTIVITIES AND OTHER ACTIONS

Jobs Bank Benefits Reserve: On January 23, 2006, we announced a major business improvement plan for our North American Automotive operations, which we refer to as the Way Forward plan. As part of this plan, we have announced that the following facilities would be idled through 2008: St. Louis Assembly Plant, Atlanta Assembly Plant, Wixom Assembly Plant, Batavia Transmission Plant, Windsor Casting Plant, Twin Cities Assembly Plant, and Norfolk Assembly Plant. In addition, we announced that production at our St. Thomas Assembly Plant in Canada would be reduced to one shift.

Hourly employees working at the U.S. plants identified above are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"); hourly employees working at the Canadian plants identified above are represented by the National Automobile, Aerospace, Transportation and General Workers Union of Canada ("CAW"). The collective bargaining agreement between us and the UAW contains a guaranteed employment numbers provision, pursuant to which we are required to pay idled workers who meet certain conditions substantially all of their wages and benefits for the term of the current agreement; the collective bargaining agreement between us and the CAW contains provisions pursuant to which we are required to pay idled workers a portion of their wages and certain benefits for a specified period of time based on the number of credits an employee has received. We refer to these benefits under the UAW and CAW agreements as "Jobs Bank Benefits."

The plant idlings and shift reduction described above are expected to create a population of hourly workers covered under the UAW and CAW collective bargaining agreements who will be permanently idled because we do not have the ability or intent to redeploy or absorb them in our operations. Consequently, we recognized a $1.75 billion pre-tax charge during the first quarter of 2006, reported in Automotive cost of sales, for costs associated with 13,500 UAW-represented employees (including 3,500 Automotive Components Holdings, LLC ("ACH") employees) and 2,000 CAW-represented employees who are expected to be idled on a permanent basis. The employee-related costs associated with these actions include an amount for Jobs Bank Benefits expected to be provided in their present form under the current UAW and CAW collective bargaining agreements, which are scheduled to expire in September 2007 and September 2008, respectively, and an amount for Jobs Bank Benefits or similar benefits in an expected modified form under new collective bargaining agreements after expiration of the current agreements. The reserve balance is adjusted for Jobs Bank Benefits payments made to employees. In addition, the reserve includes the expected cost of voluntary separation and relocation packages offered to affected employees and is adjusted when we receive UAW agreement to offer voluntary separation packages and/or relocation packages to employees at these plants and the number of acceptances can be reasonably estimated. Approximately 3,400 of the 15,500 affected employees have already accepted voluntary separation packages or have agreed to relocate to other facilities. In addition, we have received union agreement to offer approximately 4,100 additional voluntary separation packages at the seven plants to be idled identified above.

The reserve balance at June 30, 2006 was $1.32 billion and represents our best estimate of our remaining liability considering several factors: the demographics of the population at each affected facility, redeployment alternatives, recent experience relative to voluntary redeployments, and recent experience with regard to the rate of acceptance of voluntary termination packages. However, because of the complexities inherent in estimating this reserve, our actual costs could differ materially. Accordingly, we will continue to review actively our expected liability and make adjustments as necessary. We will continue to expense costs associated with the small number of employees who are temporarily idled on an as-incurred basis.

Other Voluntary Employee Separation Actions: During the first half of 2006, we also reduced our hourly workforce in U.S. plants other than those identified above by approximately 2,700 employees year-to-date and recognized a $149 million pre-tax charge related to these separations. In the second quarter of 2005, we announced a salaried personnel separation program for North American employees. We recognized pre-tax employee separation charges of $7 million and $205 million in 2006 and 2005, respectively, related to this separation program.

During the third quarter of 2005, Premier Automotive Group ("PAG") and Ford Europe initiated hourly and salaried employee separation actions resulting in pre-tax charges of $57 million and $360 million in 2006 and 2005, respectively.

All charges disclosed above exclude costs for pension, postretirement health care and life insurance benefits. For further discussion regarding pension, postretirement health care and life insurance benefits, see Note 12 of the Notes to the Financial Statements.

Item 1. Financial Statements (Continued)

NOTE 5. AUTOMOTIVE INVENTORIES

Inventories are summarized as follows (in millions):

	June 30,	December 31,
	2006	2005
Raw materials, work-in-process and supplies	$4,515	$4,057
Finished products	8,644	7,223
Total inventories at FIFO	13,159	11,280
Less: LIFO adjustment	(1,043)	(1,009)
Total inventories	$12,116	$10,271

NOTE 6. NET PROPERTY

Beginning January 1, 2006, we changed our method of amortization for special tools from an activity-based method (units-of-production) to a time-based method. The time-based method amortizes the cost of special tools over their expected useful lives using a straight-line method or, if the production volumes for major product programs associated with the tool are expected to materially decline over the life of the tool, an accelerated method reflecting the rate of decline. This change decreased Cost of sales by $50 million and $134 million for the second quarter and first half of 2006, respectively, and increased Income/(loss) from continuing operations and Net income by $31 million or $0.01 per diluted share and $84 million or $0.05 per diluted share for the second quarter and first half of 2006, respectively.

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

Changes in the carrying amount of goodwill are as follows (in millions):

	Goodwill, December 31, 2005	Goodwill Acquired	Goodwill Impaired	Exchange Translation/Other	Goodwill, June 30, 2006
Automotive Sector:
Ford North America	$202	$4	$—	$—	$206
Ford South America	—	—	—	—	—
Ford Europe	31	—	—	2	33
PAG	4,875	—	—	385	5,260
Ford Asia Pacific and Africa	—	—	—	—	—
Total Automotive Sector	5,108	4	—	387	5,499
Financial Services Sector:
Ford Credit	17	—	—	1	18
Total Financial Services Sector	17	—	—	1	18
Total	$5,125	$4	$—	$388	$5,517

In addition to the goodwill presented in the above table, included within Equity in net assets of affiliated companies was goodwill of $249 million at June 30, 2006. This included an increase of $36 million related to the conversion of our investment in Mazda Motor Corporation ("Mazda") convertible bonds to an investment in Mazda's equity.

Item 1. Financial Statements (Continued)

NOTE 7. GOODWILL AND OTHER INTANGIBLES (Continued)

The components of identifiable intangible assets are as follows (in millions):

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets
Automotive Sector:
Tradename	$459	$—	$459	$431	$—	$431
Distribution Networks	358	(90)	268	337	(83)	254
Other	247	(99)	148	221	(86)	135
Total Automotive Sector	1,064	(189)	875	989	(169)	820
Total Financial Services Sector	4	(4)	—	4	(4)	—
Total	$1,068	$(193)	$875	$993	$(173)	$820

The intangibles account is comprised of a non-amortizable tradename, distribution networks with a useful life of 40 years and other intangibles with various amortization periods (primarily patents, customer contracts, technology and land rights). Pre-tax amortization expense related to these intangible assets for the first half of 2006 and 2005 was $12 million and $34 million, respectively. Intangible asset amortization is forecasted to range from $20 million to $30 million per year for the next five years, excluding the impact of foreign currency translation.

NOTE 8. VARIABLE INTEREST ENTITIES

We consolidate VIEs of which we are the primary beneficiary. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in our June 30, 2006 balance sheet are consolidated VIE assets of $5.5 billion for the Automotive sector and $54.6 billion for the Financial Services sector. Included in Automotive consolidated VIE assets are $577 million of cash and cash equivalents. For the Financial Services sector, consolidated VIE assets include $5.3 billion in cash and cash equivalents, and $49.3 billion of finance receivables.

We have several investments in other entities determined to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure ($269 million for the Automotive sector and $197 million for the Financial Services sector at June 30, 2006) to any potential losses, should they occur, associated with these VIEs is limited to the value of our invested capital or equity rights and, where applicable, receivables due from the VIEs.

Ford Credit also sells finance receivables to bank-sponsored asset-backed commercial paper issuers that are special purpose entities ("SPEs") of the sponsor bank; these SPEs are not consolidated by us. The outstanding balance of finance receivables that have been sold by Ford Credit to these SPEs was approximately $5 billion at June 30, 2006.

Item 1. Financial Statements (Continued)

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

	Second Quarter		First Half
	2006	2005	2006	2005
Automotive Sector	$128	$94	$270	$138
Financial Services Sector	(1)	(50)	(22)	(100)
Total	$127	$44	$248	$38

Fair Value of Derivative Instruments: The fair value of derivatives reflects the price that a third party would be willing to pay or receive in arm’s-length transactions for these derivatives, and includes mark-to-market adjustments to reflect the effects of changes in the related index. The following table summarizes the estimated fair value of our derivative financial instruments, taking into consideration the effects of legally enforceable netting agreements (in millions):

	June 30, 2006		December 31, 2005
	Fair Value Assets	Fair Value Liabilities	Fair Value Assets	Fair Value Liabilities
Automotive Sector
Foreign currency forwards and options	$1,242	$652	$747	$1,168
Commodity forwards and options	1,190	51	703	38
Other	121	—	128	1
Total derivative financial instruments	$2,553	$703	$1,578	$1,207
Financial Services Sector
Foreign currency swaps, forwards, and options	$861	$754	$1,126	$789
Interest rate swaps	713	107	1,657	96
Impact of netting agreements	(9)	(9)	(205)	(205)
Total derivative financial instruments	$1,565	$852	$2,578	$680

NOTE 10. AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options and convertible securities, considered to be potentially dilutive. Basic and diluted income/(loss) per share were calculated using the following (in millions):

	Second Quarter				First Half
	2006			2005	2006			2005
Basic and Diluted Income/(Loss)
Basic income/(loss) from continuing operations	$(256)			$943	$(1,443)			$2,120
Effect of dilutive convertible preferred securities	—	(a	)	54	—	(a	)	107
Diluted income/(loss) from continuing operations	$(256)			$997	$(1,443)			$2,227

Basic and Diluted Shares
Average shares outstanding	1,876			1,842	1,870			1,836
Restricted and uncommitted-ESOP shares	(1)			(3)	(2)			(3)
Basic shares	1,875			1,839	1,868			1,833
Net dilutive options and restricted and uncommitted-ESOP shares	—	(b	)	8	—	(b	)	12
Dilutive convertible preferred securities	—	(a	)	282	—	(a	)	282
Diluted shares	1,875			2,129	1,868			2,127
__________
Not included in calculation of diluted earnings per share due to their antidilutive effect:
(a)	282 million shares and the related income effect for convertible preferred securities.
(b)	4 million and 5 million contingently issuable shares for second quarter 2006 and first half 2006, respectively.

Item 1. Financial Statements (Continued)

NOTE 11. COMPREHENSIVE INCOME/(LOSS)

Total comprehensive income/(loss) is summarized as follows (in millions):

	Second Quarter		First Half
	2006	2005	2006	2005
Net income/(loss)	$(254)	$946	$(1,441)	$2,158
Other comprehensive income/(loss)
Foreign currency translation	1,291	(1,899)	1,471	(3,040)
Minimum pension liability	1,180	88	1,146	136
Net income/(loss) on derivative instruments	427	(677)	699	(954)
Net holding gain/(loss)	(4)	27	(16)	(11)
Total other comprehensive income/(loss)	2,894	(2,461)	3,300	(3,869)
Total comprehensive income/(loss)	$2,640	$(1,515)	$1,859	$(1,711)

NOTE 12. RETIREMENT BENEFITS

Pension, postretirement health care and life insurance benefit expense is summarized as follows (in millions):

	Second Quarter
	Pension Benefits				Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance
	2006	2005	2006	2005	2006	2005
Service cost	$176	$185	$171	$160	$198	$178
Interest cost	598	600	341	356	548	551
Expected return on assets	(841)	(846)	(396)	(417)	(129)	(126)
Amortization of:
Prior service costs	115	126	30	31	(160)	(54)
(Gains)/losses and other	39	25	138	80	229	223
Separation programs	5	107	18	16	—	—
Loss from curtailment	489	—	—	—	2	—
Costs allocated to Visteon	—	(28)	—	—	1	(81)
Net expense/(income)	$581	$169	$302	$226	$689	$691

	First Half
	Pension Benefits				Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance
	2006	2005	2006	2005	2006	2005
Service cost	$354	$369	$342	$326	$377	$356
Interest cost	1,195	1,198	678	724	1,095	1,102
Expected return on assets	(1,676)	(1,669)	(795)	(836)	(258)	(248)
Amortization of:
Prior service costs	233	252	60	92	(320)	(108)
(Gains)/losses and other	67	37	269	172	458	447
Separation programs	20	107	34	17	—	—
Loss from curtailment	903	—	—	—	2	—
Costs allocated to Visteon	—	(56)	—	—	2	(162)
Net expense/(income)	$1,096	$238	$588	$495	$1,356	$1,387

In the first quarter, we recorded a $414 million pension curtailment loss associated with employees to be permanently idled at announced facilities. In the second quarter, we recorded an additional $489 million pension curtailment loss associated with employee separations.

In December 2005, we entered into an agreement with the UAW (the "Agreement") to increase retiree health care cost sharing as part of our overall cost reduction efforts. Our decision to modify the retiree health care plan was challenged in court, so that implementation of the Agreement required court approval of a proposed settlement of the legal challenge. On July 13, 2006, we received the necessary court approval and cost savings began to accrue as of that date.

At June 30, 2006, our retiree VEBA contained $6.2 billion, invested on a long-term basis consistent with our pension asset investments. We plan to change our investment strategy for this VEBA to invest $3 billion in shorter-duration fixed income investments to facilitate the payment of retiree benefits. Consistent with our standard practice, we will include in Automotive gross cash the amounts invested in shorter-duration fixed income investments that are able to be used within the next 18 months to pay for retiree benefits. Our plan for the balance of 2006 is to use between $500 million and $1 billion of these shorter-duration fixed income investments to pay retiree benefits.  As a result of these changes, effective September 30, 2006 our expected return assumption applicable to the trust assets invested in shorter-duration

Item 1. Financial Statements (Continued)

NOTE 12. RETIREMENT BENEFITS (Continued)

fixed income investments and those invested on a long-term basis consistent with our pension asset investments will be 5.5% and 8.5%, respectively.

Company Contributions

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. From time to time, we make contributions beyond those legally required.

Pension: In the first half of 2006, we contributed $700 million to our worldwide pension plans, including benefit payments paid directly by the Company for unfunded plans. We expect to contribute from Automotive cash and cash equivalents an additional $700 million in the second half of 2006, for a total of $1.4 billion. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2006.

NOTE 13. GUARANTEES

The fair values of guarantees and indemnifications during 2006 and 2005 are recorded in the financial statements and are de minimis.

At June 30, 2006, the following guarantees were issued and outstanding:

Guarantees related to affiliates and third parties: We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties to support business and economic growth. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances. The maximum potential payments under these guarantees total $110 million.

On December 21, 2005, we completed the sale of The Hertz Corporation ("Hertz"). As part of this transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction. As of June 30, 2006, the carrying value of our deferred gain related to the letters of credit was $25 million, which represents the estimated fair value of our guarantee. For further discussion of these letters of credit, see Note 27 of the Notes to the Financial Statements in our 2005 10-K Report.

In 1996, we issued $500 million of 7.25% Notes due October 1, 2008. In 1999, we entered into a de-recognition transaction to defease our obligation as primary obligor with respect to the principal of these notes. As part of this transaction, we placed certain financial assets into an escrow trust for the benefit of the noteholders, and the trust became the primary obligor with respect to the principal (we became secondarily liable for the entire principal amount).

We also have guarantees outstanding associated with a subsidiary trust, Ford Motor Company Capital Trust II ("Trust II"). For further discussion of Trust II, see Notes 16 and 18 of the Notes to the Financial Statements in our 2005 10-K Report.

Indemnifications: We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts to which we are a party, and have accrued for expected losses that are probable and for which a loss can be estimated. During the second quarter of 2006, there were no significant changes to our indemnifications.

Product Performance

Warranty: Estimated warranty costs and additional service actions are accrued for at the time the vehicle is sold to a dealer. Included in the warranty cost accruals are costs for basic warranty coverages on vehicles sold. Additional service actions, such as product recalls and other customer service actions, are not included in the warranty reconciliation below, but are also accrued for at the time of sale. Estimates for warranty costs are made based primarily on historical warranty claim experience. The following is a tabular reconciliation of the product warranty accruals (in millions):

Item 1. Financial Statements (Continued)

NOTE 13. GUARANTEES (Continued)

	First Half
	2006	2005
Beginning balance	$6,158	$5,751
Payments made during the period	(2,060)	(1,965)
Changes in accrual related to warranties issued during the period	1,947	1,973
Changes in accrual related to pre-existing warranties	132	332
Foreign currency translation and other	121	(177)
Ending balance	$6,298	$5,914

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

Beginning with the second quarter of 2006, we changed the reporting of our Automotive sector to separately disclose the following segments: Ford North America, Ford South America, Ford Europe, PAG, and Ford Asia Pacific and Africa/Mazda. Automotive sector prior period information has been reclassified and is provided for these segments in the table below. Included in each segment described below with the exception of our interest in Mazda are the associated costs to design, develop, manufacture, and service vehicles and parts.

Ford North America segment includes primarily the sale of Ford, Lincoln and Mercury brand vehicles and related service parts in North America (the United States, Canada and Mexico).

Ford South America segment includes primarily the sale of Ford-brand vehicles and related service parts in South America.

Ford Europe segment includes primarily the sale of Ford-brand vehicles and related service parts in Europe, Turkey, and Russia.

The PAG segment includes primarily the sale of PAG-brand vehicles (i.e., Volvo, Jaguar, Land Rover and Aston Martin) and related service parts throughout the world (including North America, South America, Europe, Asia Pacific, and Africa).

Ford Asia Pacific and Africa/Mazda segment includes primarily the sale of Ford-brand vehicles and related service parts in the Asia Pacific region and South Africa and also includes our share of the results of Mazda, of which we own 33.4%, and certain of our Mazda-related investments.

Transactions among Automotive segments are presented generally on an absolute cost basis, eliminating the effect of legal entity transfer prices within the Automotive sector for vehicles, components and product engineering.

Item 1. Financial Statements (Continued)

NOTE 14. SEGMENT INFORMATION (Continued)

(In Millions)
	Automotive Sector
	Ford North America	Ford South America	Total The Americas	Ford Europe	PAG	Ford Asia Pacific & Africa/Mazda	Total International	Other	Total
SECOND QUARTER 2006
Revenues
External customer	$19,171	$1,289	$20,460	$7,446	$7,768	$2,073	$17,287	$—	$37,747
Intersegment	159	—	159	234	46	(56)	224	—	383
Income
Income/(loss) before income taxes	(1,308)	106	(1,202)	91	(180)	173	84	(85)	(1,203)

SECOND QUARTER 2005
Revenues
External customer	$19,932	$1,042	$20,974	$7,892	$7,879	$1,940	$17,711	$—	$38,685
Intersegment	1,293	—	1,293	444	175	48	667	—	1,960
Income
Income/(loss) before income taxes	(1,214)	88	(1,126)	66	(16)	107	157	398	(571)

	Financial Services Sector (a)					Total Company

	Ford
	Credit	Hertz (b)	Other	Elims	Total	Elims (c)	Total
SECOND QUARTER 2006
Revenues
External customer	$4,149	$—	$69	$—	$4,218	$—	$41,965
Intersegment	155	—	8	(1)	162	(545)	—
Income
Income/(loss) before income taxes	656	—	(10)	—	646	—	(557)

SECOND QUARTER 2005
Revenues
External customer	$3,949	$1,867	$47	$—	$5,863	$—	$44,548
Intersegment	166	5	11	(5)	177	(2,137)	—
Income
Income/(loss) before income taxes	1,162	153	(18)	—	1,297	—	726
__________
(a) Financial Services sector’s interest income is recorded as Revenues.
(b) We sold 100% of our interest in Hertz during the fourth quarter of 2005.
(c) Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 14. SEGMENT INFORMATION (Continued)

(In Millions)
	Automotive Sector
	Ford North America	Ford South America	Total The Americas	Ford Europe	PAG	Ford Asia Pacific & Africa/Mazda	Total International	Other	Total
FIRST HALF 2006
Revenues
External customer	$38,940	$2,451	$41,391	$14,232	$14,893	$4,216	$33,341	$—	$74,732
Intersegment	411	—	411	524	114	4	642	—	1,053
Income
Income/(loss) before income taxes	(4,284)	240	(4,044)	173	(20)	220	373	(247)	(3,918)
Total assets at June 30									120,543

FIRST HALF 2005
Revenues
External customer	$41,028	$1,908	$42,936	$15,592	$15,514	$3,975	$35,081	$—	$78,017
Intersegment	2,388	—	2,388	1,079	378	65	1,522	—	3,910
Income
Income/(loss) before income taxes	(657)	165	(492)	125	(71)	204	258	136	(98)
Total assets at June 30									110,806

	Financial Services Sector (a)					Total Company

	Ford
	Credit	Hertz (b)	Other	Elims	Total	Elims (c)	Total
FIRST HALF 2006
Revenues
External customer	$8,156	$—	$132	$—	$8,288	$—	$83,020
Intersegment	312	—	16	(3)	325	(1,378)	—
Income
Income/(loss) before income taxes	1,407	—	(17)	—	1,390	—	(2,528)
Total assets at June 30	162,266	—	10,344	(9,417)	163,193	(759)	282,977

FIRST HALF 2005
Revenues
External customer	$8,048	$3,511	$108	$—	$11,667	$—	$89,684
Intersegment	312	9	13	(8)	326	(4,236)	—
Income
Income/(loss) before income taxes	2,223	186	(36)	—	2,373	—	2,275
Total assets at June 30	156,667	16,080	12,704	(11,786)	173,665	(1,655)	282,816
__________
(a) Financial Services sector’s interest income is recorded as Revenues.
(b) We sold 100% of our interest in Hertz during the fourth quarter of 2005.
(c) Includes intersector transactions occurring in the ordinary course of business

Report of Independent Registered Public Accounting Firm

To Board of Directors and Shareholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of June 30, 2006, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2006 and 2005 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2006 and 2005. In addition, we have reviewed the accompanying interim sector balance sheet and the related sector statements of income and of cash flows, presented for purposes of additional analysis. These interim financial statements (collectively, the “interim financial statements”) are the responsibility of the Company’s management.

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
August 4, 2006

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

SECOND QUARTER RESULTS OF OPERATIONS

We have changed certain amounts in our consolidated and sector statements of income (primarily Cost of sales) previously disclosed in our Current Report on Form 8-K dated July 20, 2006; these changes reflect an increase in estimates of our pension curtailment loss, as well as subsequent events with respect to conditions that existed as of the date of our balance sheet. These resulted in a decrease of $203 million in Income/(loss) before income taxes and $131 million in Net income/(loss) in the second quarter of 2006 from that disclosed in the 8-K Report.

With these changes, our worldwide net loss was $254 million or $0.14 per share of Common and Class B stock in the second quarter of 2006, down from a profit of $946 million or $0.47 per share in the second quarter of 2005.

Results by business sector for the second quarter of 2006 and 2005 are shown below (in millions):

	Second Quarter
	2006	2005	2006 Over/ (Under) 2005
Income/(loss) before income taxes
Automotive sector	$(1,203)	$(571)	$(632)
Financial Services sector	646	1,297	(651)
Total	(557)	726	(1,283)
Provision for/(benefit from) income taxes	(320)	(301)	(19)
Minority interests in net income/(loss) of subsidiaries *	19	84	(65)
Income/(loss) from continuing operations	(256)	943	(1,199)
Income/(loss) from discontinued operations	2	3	(1)
Net income/(loss)	$(254)	$946	$(1,200)
__________
* Primarily related to Ford Europe's consolidated less-than-100%-owned affiliates; the decrease primarily reflected the impact on deferred tax balances of tax law changes in the country of Turkey.

Included in Income/(loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”). The following table details the second quarter 2006 and 2005 special items by segment or business unit (in millions):

	Second Quarter
	2006	2005
Ford North America
Jobs Bank Benefits and voluntary termination charges (primarily related to the Way Forward plan)	$146	$—
Pension curtailment charges	(489)	—
Additional personnel-reduction programs	(139)	(63)
Visteon-related charges (primarily valuation allowance against employee-related receivables)	—	(318)
Fuel-cell technology charges	—	(11)
Tax adjustments (result of law changes related to non-income taxes)	—	85
Total Ford North America	(482)	(307)
Ford South America
Legal settlement relating to social welfare tax liability	11	—
Ford Europe
Personnel-reduction programs	(14)	—
PAG
Personnel-reduction programs	(18)	(33)
Ford Asia Pacific and Africa/Mazda
Mazda pension transfer	137	—
Divestiture of non-core businesses	—	14
Total	$(366)	$(326)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR

Details by Automotive segment or business unit of Income/(loss) before income taxes for the second quarter of 2006 and 2005 are shown below (in millions):

	Second Quarter
	2006	2005	2006 Over/ (Under) 2005
The Americas Operations
Ford North America	$(1,308)	$(1,214)	$(94)
Ford South America	106	88	18
Total The Americas Operations	(1,202)	(1,126)	(76)

International Operations
Ford Europe	91	66	25
PAG	(180)	(16)	(164)
Subtotal Ford Europe and PAG	(89)	50	(139)

Ford Asia Pacific and Africa	4	50	(46)
Mazda and Associated Operations	169	57	112
Subtotal Ford Asia Pacific and Africa/Mazda	173	107	66
Total International Operations	84	157	(73)

Other Automotive	(85)	398	(483)
Total	$(1,203)	$(571)	$(632)

Details by Automotive segment or business unit of sales and vehicle unit sales for the second quarter of 2006 and 2005 are shown below:

	Second Quarter
	Sales (in billions)				Vehicle Unit Sales (a) (in thousands)
	2006	2005	2006 Over/(Under) 2005		2006	2005	2006 Over/(Under) 2005
The Americas Operations
Ford North America	$19.1	$19.9	$(0.8)	(4)%	834	862	(28)	(3)%
Ford South America	1.3	1.0	0.3	24	90	85	5	6
Total The Americas Operations	20.4	20.9	(0.5)	(2)	924	947	(23)	(2)

International Operations
Ford Europe	7.4	7.9	(0.5)	(6)	459	454	5	1
PAG	7.8	7.9	(0.1)	(1)	194	202	(8)	(4)
Subtotal Ford Europe and PAG	15.2	15.8	(0.6)	(4)	653	656	(3)	—

Ford Asia Pacific and Africa (b)	1.8	2.0	(0.2)	(7)	138	115	23	20
Mazda and Associated Operations (c)	0.3	—	0.3	—	17	—	17	—
Subtotal Ford Asia Pacific and Africa/Mazda	2.1	2.0	0.1	—	155	115	40	35
Total International Operations	17.3	17.8	(0.5)	(2)	808	771	37	5
Total	$37.7	$38.7	$(1.0)	(2)%	1,732	1,718	14	1%
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

(b)
Included in vehicle unit sales of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 37,000 and 21,000 units in 2006 and 2005, respectively. "Sales" above does not include revenue from these units.

(c)	In 2006, this reflects sales of Mazda6 by our subsidiary, AutoAlliance International, Inc. ("AAI"), which we began consolidating in the third quarter of 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the second quarter of 2006 and 2005, along with the level of dealer stocks as of June 30, 2006 and 2005, are shown below:

	Second Quarter				Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2006	2005	2006 Over/(Under) 2005		June 30, 2006	June 30, 2005	2006 Over/(Under) 2005

U.S. (b)	16.7%	16.7%	—	pts.	795	851	(56)
South America (b) (c)	11.2	11.6	(0.4)		39	34	5
Europe (b) (d)	8.3	8.4	(0.1)		305	347	(42)
PAG -- U.S./Europe (d)	1.0/ 2.2	1.1/ 2.3	(0.1)/(0.1)		42/60	47/67	(5)/(7)
Asia Pacific and Africa (b) (e) (f)	2.4	2.3	0.1		59	47	12
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily U.S.), Lincoln and Mercury brands.
(c)	South America 2006 market share is based on estimated vehicle retail sales for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	European 2006 market share is based, in part, on estimated vehicle registrations for our 19 major European markets.
(e)
Asia Pacific and Africa 2006 market share is based on estimated vehicle retail sales for our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand, and Vietnam).

(f)	Dealer-owned stocks for Asia Pacific and Africa include primarily Ford-brand vehicles as well as a small number of units distributed for other manufacturers.

Overall Automotive Sector

The decline in earnings primarily reflected unfavorable net interest income primarily related to the non-recurrence of favorable tax-related interest on refund claims and adjustments to tax-related interest reserves (about $500 million), unfavorable currency exchange primarily due to the expiration of favorable hedges (about $300 million), unfavorable volume and mix - mainly product mix, with the impact of lower industry volume offset primarily by the favorable impact of a higher year-over-year change in dealer stocks (about $300 million), and unfavorable net pricing (about $100 million). These adverse factors were offset partially by favorable cost changes (about $700 million). See "First Half Results of Operations - Automotive Sector" for a discussion of cost changes.

The decline in revenues primarily reflected unfavorable changes in currency exchange rates for International Operations, unfavorable product mix, and unfavorable net pricing.

The Americas Operations

Ford North America Segment. The improvement in earnings primarily reflected favorable cost changes and the non-recurrence of Visteon-related charges (primarily valuation allowance against employee-related receivables), offset partially by pension curtailment charges, unfavorable volume and mix (mainly product mix, with the impact of lower industry volume offset primarily by the favorable impact of a higher year-over-year change in dealer stocks), higher marketing incentives, and unfavorable currency exchange. The cost changes reflected improvements in quality-related costs, manufacturing and engineering costs, and net product costs.

Ford South America Segment. The increase in earnings primarily reflected favorable net pricing, higher industry volume, and a legal settlement relating to social welfare tax liability, offset partially by unfavorable cost changes. Cost changes reflected higher net product costs, advertising and sales promotions costs, and manufacturing and engineering costs.

International Operations

Ford Europe Segment. The increase in earnings primarily reflected favorable cost changes, offset partially by unfavorable market mix, unfavorable net pricing, and unfavorable currency exchange. The favorable cost changes reflected improvements in manufacturing and engineering costs and net product costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PAG Segment. The decline in earnings primarily reflected unfavorable currency exchange related to the expiration of favorable hedges, adjustments to warranty accruals for prior model-year vehicles, mainly at Land Rover and Jaguar, and lower market share at Volvo associated with new model changeovers, offset partially by favorable product and market mix and lower overhead costs.

Ford Asia Pacific and Africa/Mazda Segment. The decrease in earnings for Ford Asia Pacific and Africa primarily reflected weaker industry volumes in traditional markets and lower sales of our Australian large cars, offset partially by favorable cost changes, including a grant from the Australian government for previously incurred expenses. Vehicle unit sales for the period increased while revenue for the same period declined. The increase in vehicle unit sales is more than explained by higher unit sales in China, India, and South Africa. The decrease in revenue primarily reflected changes in currency exchange rates. Our revenue excludes vehicle unit sales at our unconsolidated affiliates, including those in China.

The increase in earnings for Mazda and Associated Operations primarily reflected our share of a gain Mazda realized on the transfer of its pension liabilities back to the Japanese government, offset partially by the non-recurrence of gains on our investment in Mazda convertible bonds. During the second half of 2005 and the first quarter of 2006, we converted to equity all of our Mazda convertible bonds, and, therefore, will no longer have income effects from the mark-to-market adjustments for these bonds.

Other Automotive

The decline in results primarily reflected the non-recurrence of favorable tax-related interest on refund claims and adjustments to tax-related interest reserves, offset partially by higher returns on invested cash.

FINANCIAL SERVICES SECTOR

Details of Financial Services sector Revenues and Income/(loss) before income taxes for the second quarter of 2006 and 2005 are shown below:

	Second Quarter
	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2006	2005	2006 Over/(Under) 2005	2006	2005	2006 Over/(Under) 2005

Ford Credit	$4.1	$3.9	$0.2	$656	$1,162	$(506)
Other Financial Services	0.1	0.1	—	(10)	(18)	8
Hertz	—	1.9	(1.9)	—	153	(153)
Total	$4.2	$5.9	$(1.7)	$646	$1,297	$(651)

We sold Hertz during the fourth quarter of 2005 resulting in declines in Revenues and Income/(loss) before income taxes during 2006.

Ford Credit

The decrease in earnings primarily reflected higher borrowing costs, the impact of lower average receivable levels in Ford Credit's managed portfolio, lower credit loss reserve reductions and higher depreciation expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit's net finance receivables and net investment in operating leases are shown below (in billions):

	June 30, 2006	December 31, 2005	2006 Over/(Under) 2005

On-Balance Sheet (including on-balance sheet securitizations) *	$136.2	$132.1	$4.1
Securitized Off-Balance Sheet	14.6	18.0	(3.4)
Managed	$150.8	$150.1	$0.7

Serviced	$153.8	$153.0	$0.8
__________
*
At June 30, 2006 and December 31, 2005, about $52.1 billion and $44.7 billion, respectively, of finance receivables have been sold for legal purposes in securitization transactions that do not satisfy the requirements for accounting sale treatment. In addition, at June 30, 2006 and December 31, 2005, interests in operating leases and the related vehicles (net of accumulated depreciation) of $12.5 billion and $6.5 billion, respectively, have been transferred for legal purposes and are held for the benefit of consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are available only for repayment of debt or other obligations issued or arising in the securitization transactions and to pay other transaction participants; they are not available to pay Ford Credit's other obligations or the claims of Ford Credit's other creditors.

The increase in on-balance sheet, managed and serviced receivables from year-end 2005 primarily reflected increased investments in operating leases, offset partially by lower retail contract placement volumes. We expect Ford Credit to have lower receivable levels in the second half of 2006. At year-end 2006, we anticipate Ford Credit's managed receivables to be about $145 billion.

The following table shows worldwide credit losses net of recoveries, which are referred to as charge-offs, and loss-to-receivables ratios, which equal charge-offs for the period on an annualized basis divided by the average amount of receivables outstanding for the period, for the second quarter of 2006 and 2005:

	Second Quarter
	2006	2005	2006 Over/(Under) 2005
Charge-offs (in millions)
On-Balance Sheet	$83	$137	$(54)
Managed	102	169	(67)

Loss-to-Receivables Ratios
On-Balance Sheet	0.25%	0.44%	(0.19)	pts.
Managed	0.27%	0.41%	(0.14)	pts.

During the second quarter of 2006, charge-offs and loss-to-receivables ratios for Ford Credit's on-balance sheet and managed portfolios reached their lowest levels in the past five years. The improvements primarily reflected a higher quality retail installment and lease portfolio and enhancements to Ford Credit's collection practices. Lower average levels of retail installment receivables also contributed to reduced charge-offs.

Shown below is Ford Credit's allowance for credit losses related to finance receivables and operating leases for the periods specified:
	June 30, 2006	December 31, 2005	2006 Over/(Under) 2005

Allowance for credit losses (in billions)	$1.4	$1.6	$(0.2)
Allowance as a percentage of end-of-period receivables	0.99%	1.19%	(0.20)	pts.

The decrease in allowance for credit losses from year-end 2005 primarily reflected improved charge-off performance.

Other Financial Services

The improvement in earnings primarily reflected the non-recurrence of a loss on a property sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FIRST HALF RESULTS OF OPERATIONS

Our worldwide net loss was $1.4 billion or $0.77 per share of Common and Class B stock in the first half of 2006, down from a profit of $2.2 billion or $1.06 per share in the first half of 2005.

Results by business sector for the first half of 2006 and 2005 are shown below (in millions):

	First Half
	2006	2005	2006 Over/ (Under) 2005
Income/(loss) before income taxes
Automotive sector	$(3,918)	$(98)	$(3,820)
Financial Services sector	1,390	2,373	(983)
Total	(2,528)	2,275	(4,803)
Provision for/(benefit from) income taxes	(1,163)	13	(1,176)
Minority interests in net income/(loss) of subsidiaries *	78	142	(64)
Income/(loss) from continuing operations	(1,443)	2,120	(3,563)
Income/(loss) from discontinued operations	2	38	(36)
Net income/(loss)	$(1,441)	$2,158	$(3,599)
__________
* Primarily related to Ford Europe's consolidated less-than-100%-owned affiliates; the decrease primarily reflected the impact on deferred tax balances of tax law changes in the country of Turkey.

Included in Income/(loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”). The following table details the first half 2006 and 2005 special items by segment or business unit (in millions):

	First Half
	2006	2005
Ford North America
Jobs Bank Benefits and voluntary termination charges (primarily related to the Way Forward plan)	$(1,608)	$—
Pension curtailment charges	(903)	—
U.S. plant idlings (primarily fixed-asset write-offs)	(281)	—
Additional personnel-reduction programs	(209)	(63)
Visteon-related charges (primarily valuation allowance against employee-related receivables)	—	(327)
Divestiture of non-core business	—	(59)
Fuel-cell technology charges	—	(50)
Tax adjustments (result of law changes related to non-income taxes)	—	85
Total Ford North America	(3,001)	(414)
Ford South America
Legal settlement relating to social welfare tax liability	11	—
Ford Europe
Personnel-reduction programs	(23)	—
PAG
Personnel-reduction programs	(21)	(33)
Ford Asia Pacific and Africa/Mazda
Mazda pension transfer	137	—
Divestiture of non-core businesses	—	14
Total	$(2,897)	$(433)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR

Details by Automotive segment or business unit of Income/(loss) before income taxes for the first half of 2006 and 2005 are shown below (in millions):

	First Half
	2006	2005	2006 Over/ (Under) 2005
The Americas Operations
Ford North America	$(4,284)	$(657)	$(3,627)
Ford South America	240	165	75
Total The Americas Operations	(4,044)	(492)	(3,552)

International Operations
Ford Europe	173	125	48
PAG	(20)	(71)	51
Subtotal Ford Europe and PAG	153	54	99

Ford Asia Pacific and Africa	6	93	(87)
Mazda and Associated Operations	214	111	103
Subtotal Ford Asia Pacific and Africa/Mazda	220	204	16
Total International Operations	373	258	115

Other Automotive	(247)	136	(383)
Total	$(3,918)	$(98)	$(3,820)

Details by Automotive segment or business unit of sales and vehicle unit sales for the first half of 2006 and 2005 are shown below:

	First Half
	Sales (in billions)				Vehicle Unit Sales (a) (in thousands)
	2006	2005	2006 Over/(Under) 2005		2006	2005	2006 Over/(Under) 2005
The Americas Operations
Ford North America	$38.9	$41.0	$(2.1)	(5)%	1,697	1,760	(63)	(4)%
Ford South America	2.5	1.9	0.6	28	174	158	16	10
Total The Americas Operations	41.4	42.9	(1.5)	(4)	1,871	1,918	(47)	(2)

International Operations
Ford Europe	14.2	15.6	(1.4)	(9)	893	899	(6)	(1)
PAG	14.9	15.5	(0.6)	(4)	377	390	(13)	(3)
Subtotal Ford Europe and PAG	29.1	31.1	(2.0)	(6)	1,270	1,289	(19)	(1)

Ford Asia Pacific and Africa (b)	3.5	4.0	(0.5)	(11)	272	227	45	20
Mazda and Associated Operations (c)	0.7	—	0.7	—	41	—	41	—
Subtotal Ford Asia Pacific and Africa/Mazda	4.2	4.0	0.2	6	313	227	86	38
Total International Operations	33.3	35.1	(1.8)	(5)	1,583	1,516	67	4
Total	$74.7	$78.0	$(3.3)	(4)%	3,454	3,434	20	1%
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

(b)
Included in vehicle unit sales of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 72,000 and 35,000 units in 2006 and 2005, respectively. "Sales" above does not include revenue from these units.

(c)	In 2006, this reflects sales of Mazda6 by our subsidiary, AAI, which we began consolidating in the third quarter of 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the first half of 2006 and 2005, along with the level of dealer stocks as of June 30, 2006 and 2005, are shown below:

	First Half				Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2006	2005	2006 Over/(Under) 2005		June 30, 2006	June 30, 2005	2006 Over/(Under) 2005

U.S. (b)	16.9%	17.2%	(0.3)	pts.	795	851	(56)
South America (b) (c)	11.6	12.0	(0.4)		39	34	5
Europe (b) (d)	8.6	8.7	(0.1)		305	347	(42)
PAG -- U.S./Europe (d)	1.1/2.2	1.2/2.3	(0.1)/(0.1)		42/60	47/67	(5)/(7))
Asia Pacific and Africa (b) (e) (f)	2.4	2.3	0.1		59	47	12
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily U.S.), Lincoln and Mercury brands.
(c)	South America 2006 market share is based on estimated vehicle retail sales for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	European 2006 market share is based, in part, on estimated vehicle registrations for our 19 major European markets.
(e)
Asia Pacific and Africa 2006 market share is based on estimated vehicle retail sales for our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand, and Vietnam).

(f)	Dealer-owned stocks for Asia Pacific and Africa include primarily Ford-brand vehicles as well as some units distributed for other manufacturers.

Overall Automotive Sector

The decline in earnings primarily reflected Jobs Bank Benefits and voluntary termination charges (about $1.6 billion), pension curtailment charges (about $900 million), unfavorable net pricing (about $500 million), lower market share and adverse product mix in North America and Europe (about $500 million), unfavorable currency exchange primarily due to the expiration of favorable hedges (about $400 million), unfavorable net interest income primarily related to the non-recurrence of favorable tax-related interest on refund claims and adjustments to tax-related interest reserves (about $400 million), costs of U.S. plant idlings - primarily fixed-asset write-offs (about $300 million), and other net expenses including those associated with ACH (about $200 million). These adverse factors were offset partially by favorable cost changes (about $700 million) and the non-recurrence of Visteon-related charges - primarily valuation allowance against employee-related receivables (about $300 million).

The decline in revenues primarily reflected unfavorable changes in currency exchange rates for International Operations, lower vehicle unit sales volume in North America, unfavorable product mix, and unfavorable net pricing.

The table below details our first half cost changes at constant volume, mix and exchange, excluding special items and discontinued operations (in billions):

Explanation of Cost Changes		2006 Better/(Worse) Than 2005
Manufacturing and engineering	Primarily hourly and salaried personnel reductions and ongoing efficiencies in our plants, partially offset by charges associated with fixed-asset retirements.	$0.5
Net product	Pricing reductions from our suppliers and design cost reductions on existing products, offset partially by commodity price increases.	0.5
Overhead	Primarily lower selling and administrative costs.	0.1
Quality-related	Primarily non-recurrence of favorable adjustments in 2005 related to reserves for additional service actions.	(0.2)
Advertising & Sales Promotions	Primarily increased advertising costs reflecting plans to strengthen the image of our brands and improve the awareness of the new products being introduced.	(0.1)
Depreciation and amortization	Acceleration of depreciation resulting from ongoing improvement plans inclusive of the announced future facility idlings, offset partially by the favorable impact of the change in special tooling amortization method and the favorable impact of the impairment charge taken in fourth quarter of 2005 for long-lived assets of Jaguar/Land Rover operations.	(0.1)
Total		$0.7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Americas Operations

Ford North America Segment. The decline in earnings primarily reflected Jobs Bank Benefits and voluntary termination charges (see Note 4 of the Notes to the Financial Statements for additional discussion of Jobs Bank Benefits and voluntary termination charges), pension curtailment charges, unfavorable volume and mix, unfavorable net pricing, costs of U.S. plant idlings (primarily fixed-asset write-offs), and unfavorable currency exchange, offset partially by favorable cost changes, primarily in net product costs.

Ford South America Segment. The increase in earnings primarily reflected favorable net pricing and higher vehicle unit sales reflecting higher industry sales volume, offset partially by unfavorable cost changes. The unfavorable cost changes primarily reflected unfavorable net product costs and unfavorable manufacturing and engineering costs.

International Operations

Ford Europe Segment. The increase in earnings primarily reflected favorable cost changes, offset partially by unfavorable net pricing and unfavorable volume and mix. The favorable cost changes primarily reflected lower net product costs and manufacturing and engineering costs.

PAG Segment. The improvement in earnings primarily reflected improved product mix and favorable cost changes, offset partially by unfavorable currency exchange related to the expiration of favorable hedges and unfavorable net pricing. The favorable cost changes reflected improvements in net product costs and manufacturing and engineering costs, offset partially by adjustments to warranty accruals for prior model-year vehicles, mainly at Land Rover and Jaguar.

Ford Asia Pacific and Africa/Mazda Segment. The decrease in earnings for Ford Asia Pacific and Africa primarily reflected adverse product mix including lower large car sales in Australia and unfavorable changes in currency exchange rates, offset partially by favorable cost changes including a grant from the Australian government for previously incurred expenses. Vehicle unit sales for the period increased while revenue for the same period declined. The increase in vehicle unit sales is more than explained by higher unit sales in China and India. The decrease in revenue primarily reflected changes in currency exchange rates and a higher mix of small cars relative to the same period last year. Our revenue excludes vehicle unit sales at our unconsolidated affiliates, including those in China.

The increase in earnings for Mazda and Associated Operations primarily reflected our share of a gain Mazda realized on the transfer of its pension liabilities back to the Japanese government, offset partially by the non-recurrence of gains on our investment in Mazda convertible bonds. During the second half of 2005 and the first quarter of 2006, we converted to equity all of our Mazda convertible bonds, and, therefore, will no longer have income effects from the mark-to-market adjustments for these bonds.

Other Automotive

The decline in results primarily reflected the non-recurrence of favorable tax-related interest on refund claims and adjustments to tax-related interest reserves, offset partially by higher returns on invested cash.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

Details of Financial Services sector Revenues and Income/(loss) before income taxes for the first half of 2006 and 2005 are shown below:

	First Half
	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2006	2005	2006 Over/(Under) 2005	2006	2005	2006 Over/(Under) 2005

Ford Credit	$8.1	$8.0	$0.1	$1,407	$2,223	$(816)
Other Financial Services	0.2	0.2	—	(17)	(36)	19
Hertz	—	3.5	(3.5)	—	186	(186)
Total	$8.3	$11.7	$(3.4)	$1,390	$2,373	$(983)

We sold Hertz during the fourth quarter of 2005 resulting in declines in Revenues and Income/(loss) before income taxes during 2006.

Ford Credit

The decrease in earnings primarily reflected higher borrowing costs, the impact of lower average receivable levels in Ford Credit's managed portfolio and higher depreciation expense.

The following table shows worldwide charge-offs and loss-to-receivables ratios for the first half of 2006 and 2005:

	First Half
	2006	2005	2006 Over/(Under) 2005
Charge-offs (in millions)
On-Balance Sheet	$194	$318	$(124)
Managed	238	398	(160)

Loss-to-Receivables Ratios
On-Balance Sheet	0.29%	0.50%	(0.21)	pts.
Managed	0.32%	0.48%	(0.16)	pts.

The improvements in charge-offs and loss-to-receivables ratios for the on-balance sheet and managed portfolios primarily reflected a higher quality retail installment and lease portfolio and enhancements to Ford Credit's collection practices. Lower average levels of retail installment receivables also contributed to reduced charge-offs.

Other Financial Services

The improvement in earnings primarily reflected the non-recurrence of a loss on a property sale.

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

Gross Cash. Automotive gross cash includes cash and cash equivalents, marketable and loaned securities and assets contained in a short-term Voluntary Employee Beneficiary Association trust (“VEBA”) as detailed below (in billions):

	June 30, 2006	December 31, 2005	June 30, 2005	December 31, 2004

Cash and cash equivalents	$14.7	$13.4	$10.8	$10.1
Marketable securities	8.9	6.9	7.6	8.3
Loaned securities	0.0	3.4	0.8	1.1
Total cash, marketable securities and loaned securities	23.6	23.7	19.2	19.5
Short-term VEBA assets	0.0	1.4	2.6	4.1
Gross cash	$23.6	$25.1	$21.8	$23.6

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

Changes in Automotive gross cash for the second quarter and first half of 2006 and 2005 are summarized below (in billions):

	Second Quarter		First Half
	2006	2005	2006	2005
Gross cash at end of period	$23.6	$21.8	$23.6	$21.8
Gross cash at beginning of period	23.7	22.9	25.1	23.6
Total change in gross cash	$(0.1)	$(1.1)	$(1.5)	$(1.8)

Operating-related cash flows
Automotive income/(loss) before income taxes	$(1.2)	$(0.6)	$(3.9)	$(0.1)
Special items	0.4	0.4	2.9	0.4
Capital expenditures	(1.6)	(1.9)	(3.4)	(3.3)
Depreciation and special tools amortization	1.8	1.7	3.6	3.5
Changes in receivables, inventories and trade payables	(0.3)	(0.7)	(0.7)	(0.2)
Other (a)	1.1	0.9	1.0	0.4
Total operating-related cash flows	0.2	(0.2)	(0.5)	0.7

Other changes in cash
Contributions to funded pension plans/long-term VEBA	(0.2)	(1.1)	(0.5)	(2.5)
Cash impact of personnel-reduction programs and Jobs Bank Benefits accrual	(0.3)	(0.1)	(0.7)	(0.1)
Capital transactions with Financial Services sector (b)	0.4	0.7	0.6	1.1
Dividends paid to shareholders	(0.2)	(0.2)	(0.4)	(0.4)
Changes in total Automotive sector debt	0.0	(0.1)	(0.1)	(0.4)
Other	0.0	(0.1)	0.1	(0.2)
Total change in gross cash	$(0.1)	$(1.1)	$(1.5)	$(1.8)
__________
(a)	Primarily expense and payment timing differences for items such as marketing, warranty, pension and OPEB.
(b)	Primarily dividends received from Ford Credit, excluding proceeds from Financial Services sector divestitures paid to the Automotive sector.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shown in the table below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above), for the second quarter of 2006 and 2005 (in billions):

	Second Quarter		First Half
	2006	2005	2006	2005
Net cash flows from operating activities of continuing operations	$6.0	$3.3	$5.3	$5.1
Items included in operating-related cash flows
Capital expenditures	(1.6)	(1.9)	(3.4)	(3.3)
Net transactions between Automotive and Financial Services sector (a)	(0.3)	0.4	(0.5)	(0.4)
Items not included in operating-related cash flows
Cash impact of Jobs Bank Benefits and separation programs	0.3	0.1	0.7	0.1
Net sales/(purchases) of trading securities	(3.1)	(1.7)	(1.7)	(1.1)
Pension and long-term VEBA contributions	0.2	1.1	0.5	2.5
Other (b)	(1.3)	(1.5)	(1.4)	(2.2)
Operating-related cash flows	$0.2	$(0.2)	$(0.5)	$0.7
__________
(a)	Primarily payables and receivables between the sectors in the normal course of business.
(b)	Primarily the exclusion of cash flow from short-term VEBA contribution/(drawdown).

Debt. At June 30, 2006, our Automotive sector had total debt of $17.7 billion, compared with $17.9 billion at December 31, 2005. Total senior debt at June 30, 2006 was $12.6 billion, compared with $12.7 billion at December 31, 2005. The decrease in senior debt primarily reflected the maturity of two small bonds totaling about $200 million.

Credit Facilities. At July 1, 2006, the Automotive sector had $6.7 billion of contractually committed credit facilities with financial institutions, of which $6.4 billion were available for use. Of the lines available for use, 77% (or $5 billion) are committed through June 30, 2010 and the remainder for a shorter period of time. Of the $6.7 billion, $6.3 billion constitute global credit facilities and may be used, at our option, by any of our direct or indirect majority-owned subsidiaries on a guaranteed basis. We also have the ability to transfer, on a non-guaranteed basis, $2 billion of such global credit facilities to Ford Credit and approximately $500 million to FCE Bank plc ("FCE"), Ford Credit's European operation. All of the global credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that would limit our ability to borrow.

Financial Services Sector

Ford Credit

Debt and Cash. Ford Credit’s total debt plus securitized off-balance sheet funding was $147.2 billion at June 30, 2006, down $3.9 billion compared with year-end 2005, primarily reflecting repayment of maturing debt.

At June 30, 2006, Ford Credit's cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) totaled $16 billion, compared with $17.9 billion at year-end 2005. In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit’s short-term funding needs and give Ford Credit flexibility in the use of its other funding programs. Cash balances to be used only to support Ford Credit's on-balance sheet securitization transactions at June 30, 2006 and December 31, 2005, were approximately $5.3 billion and $2.3 billion, respectively. The increase primarily reflects about $2 billion in cash collections for a wholesale term maturity in July 2006.

Funding. During the second quarter of 2006, Ford Credit realized proceeds of $9.9 billion from asset-backed funding (including about $400 million from public and private sales of receivables in off-balance sheet securitizations) and about $2.2 billion from unsecured institutional funding. In addition, Ford Credit exchanged a portion of its outstanding debt securities for a new series of approximately $1.5 billion of fixed rate notes due 2010, a new series of approximately $1 billion of floating rate notes due 2011 and approximately $1.2 billion in cash. The purpose of the debt exchange was to lengthen Ford Credit's average debt maturities and reduce its overall debt levels.

Term Funding Plan. Ford Credit's present full-year 2006 funding plans are in the range of $12 billion to $17 billion for public funding and $25 billion to $33 billion for private transactions (including whole-loan sale transactions). Through June 30, 2006, Ford Credit had completed $25.9 billion of term debt issuance: $15.2 billion through private transactions (of which $13.7 billion was asset-backed funding and $1.5 billion was unsecured) and $10.7 billion through public transactions (of which $6.7 billion was asset-backed funding, $1.5 billion was unsecured and $2.5 billion was from the debt exchange described above); and $1 billion from a whole-loan sale transaction.

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

The following table illustrates the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	June 30,	December 31,
	2006	2005

Total debt	$133.7	$134.5
Total stockholder’s equity	11.4	10.7
Debt-to-equity ratio (to 1)	11.8	12.5

The following table illustrates the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	June 30,	December 31,
	2006	2005

Total debt	$133.7	$134.5
Securitized off-balance sheet receivables outstanding	14.6	18.0
Retained interest in securitized off-balance sheet receivables	(1.1)	(1.4)
Adjustments for cash and cash equivalents, and marketable securities *	(16.0)	(17.9)
Fair value hedge accounting adjustments	(0.7)	(1.6)
Total adjusted debt	$130.5	$131.6

Total stockholder’s equity (including minority interest)	$11.4	$10.7
Fair value hedge accounting adjustments	(0.1)	0.0
Total adjusted equity	$11.3	$10.7

Managed debt-to-equity ratio (to 1)	11.5	12.3
__________
*	Excluding marketable securities related to insurance activities.

For the remainder of 2006, Ford Credit expects its managed leverage to trend down slightly from the current ratio of 11.5 to 1.

Credit Facilities. For additional funding and to maintain liquidity, Ford Credit and its majority-owned subsidiaries, including FCE, have contractually-committed credit facilities with financial institutions that totaled $5.7 billion at July 1, 2006, of which $4.1 billion were available for use. Of the $5.7 billion, about $3.4 billion constitute Ford Credit facilities ($2.7 billion global and about $700 million non-global) and $2.3 billion are FCE facilities ($2.2 billion global and about $100 million non-global). Of the lines available for use, 30% (or $1.2 billion) are committed through June 30, 2010, and the remainder are committed for a shorter period of time. Ford Credit's global credit facilities may be used at its option by any of its direct or indirect majority-owned subsidiaries. FCE's global credit facilities may be used at its option by any of its direct or indirect majority-owned subsidiaries. Ford Credit or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit Ford Credit's ability to borrow.

Additionally, at July 1, 2006, banks provided $18.9 billion of contractually-committed liquidity facilities exclusively to support Ford Credit's two on-balance sheet asset-backed commercial paper programs; $18.5 billion supported Ford Credit's FCAR Owner Trust retail securitization program ("FCAR") and $375 million supported the Motown NotesSM wholesale securitization program ("Motown Notes"). The FCAR and Motown Notes programs must be supported by liquidity facilities equal to at least 100% and 5%, respectively, of their face amount. At July 1, 2006, $18 billion of FCAR's bank credit facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. The remaining $500 million of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt. Utilization of these facilities is subject to conditions specific to each program and Ford Credit having a sufficient amount of securitizable assets. At July 1, 2006, the outstanding balances were $16.4 billion for the FCAR program and $5.0 billion for the Motown Notes program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Committed Purchase Programs. Ford Credit has entered into agreements with several bank-sponsored commercial paper issuers and other financial institutions pursuant to which such parties are contractually committed to purchase from Ford Credit, at Ford Credit's option, retail receivables and, under certain agreements, wholesale finance receivables or asset-backed securities backed by wholesale finance receivables, for proceeds of up to $20.9 billion ($16.2 billion retail and $4.7 billion wholesale). These agreements have varying maturity dates between August 22, 2006 and March 2, 2009. Ford Credit's ability to obtain funding under these commitments is subject to Ford Credit having a sufficient amount of receivables that are eligible for sale under these programs. As of June 30, 2006, $8.5 billion of these commitments were in use.

At June 30, 2006, Ford Credit's total cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities), together with funding available through credit facilities and committed purchase programs, was $75 billion, of which $69 billion could be utilized (based on the availability of receivables at June 30, 2006 that were eligible for sale under Ford Credit's committed programs) to provide liquidity for all of Ford Credit's short-term funding obligations.

Total Company

Stockholders' Equity. Our stockholders' equity was $14.6 billion at June 30, 2006, up $1.7 billion compared with December 31, 2005. The increase primarily reflected favorable changes in Accumulated other comprehensive income/(loss) ("OCI") (see Note 11 of the Notes to the Financial Statements for details of OCI), offset partially by Net income/(loss) from the first half of 2006.

Credit Ratings

Ford. In June 2006, Standard & Poor's Rating Services, a division of McGraw-Hill Companies, Inc. ("S&P") lowered Ford's long-term senior unsecured rating to B+ from BB-, maintained the short-term rating at B-2 and maintained the outlook at Negative. In June 2006, Fitch, Inc. ("Fitch") lowered Ford's long-term senior unsecured rating to BB- from BB, maintained the short-term rating at B and maintained the outlook at Negative. In July 2006, Moody's Investors Services ("Moody's") lowered Ford's long-term senior unsecured rating to B2 from Ba3, maintained the short-term rating at Not Prime ("NP") and maintained the outlook at Negative. In July 2006, Dominion Bond Rating Service Limited ("DBRS") lowered Ford's long-term senior unsecured rating to B (high) from BB (low), lowered the short-term rating to R-3 (middle) from R-3 (high) and maintained the trend at Negative.

Ford Credit. In June 2006, S&P lowered Ford Credit's long-term senior unsecured rating to B+ from BB-, maintained the short-term rating at B-2 and maintained the outlook at Negative. In June 2006, Fitch affirmed Ford Credit's long-term senior unsecured rating at BB, maintained the short-term rating at B and maintained the outlook at Negative. In July 2006, Moody's lowered Ford Credit's long-term senior unsecured rating to Ba3 from Ba2, maintained the short-term rating at "NP" and maintained the outlook at Negative. In July 2006, DBRS lowered Ford Credit's long-term senior unsecured rating to BB (low) from BB, maintained the short-term rating at R-3 (high) and maintained the trend at Negative.

The following chart summarizes our present senior long-term unsecured and short-term credit ratings and the outlook assigned by four of the nationally recognized statistical rating organizations:

	Ford			Ford Credit
	Long Term	Short Term	Outlook/Trend	Long Term	Short Term	Outlook/Trend
DBRS	B (high)	R-3 (middle)	Negative	BB (low)	R-3 (high)	Negative
Fitch	BB-	N/A	Negative	BB	B	Negative
Moody's	B2	N/A	Negative	Ba3	NP	Negative
S&P*	B+	B-2	Negative	B+	B-2	Negative
_______
* S&P maintained FCE's long-term rating at BB-.

As a result of lower credit ratings, our access to unsecured debt markets has become more restricted. Ford Credit's unsecured borrowing costs have increased and its outstanding unsecured term debt balances and unsecured commercial paper balances have declined. In response, Ford Credit has increased its use of securitization and other asset-backed sources of liquidity and will continue to expand and diversify its asset-backed funding by asset class and region. Over time, Ford Credit likely will need to reduce further the amount of receivables it purchases. A significant reduction in the amount of purchased receivables would reduce Ford Credit's ongoing profits, and could adversely affect its ability to support the sale of Ford vehicles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OFF-BALANCE SHEET ARRANGEMENTS

Special Purpose Entities. At June 30, 2006, the total outstanding principal amount of receivables sold by Ford Credit and held by off-balance sheet securitization entities was $14.6 billion, down about $3.4 billion from December 31, 2005. The decline in securitized off-balance sheet receivables primarily reflected the impact of the U.S. public retail transaction being reported on-balance sheet in the first half of 2006. Ford Credit's retained interests in such sold receivables at June 30, 2006 were $1.1 billion, down about $300 million from December 31, 2005.

OUTLOOK

We have set and communicated the following planning assumptions and operational metrics:

Industry Volume (SAAR incl. heavy trucks)	Planning Assumptions	First Half Status	Full-Year Outlook
U.S. (million units)	17.0	17.2	17.2
Europe (million units)	17.3	17.7	17.6

Operation Metrics	2006 Milestones
Quality	Improved	On track	On track
Market share	Flat to improved	Down	Down
Automotive cost changes (billions) (a)	Favorable	$0.7	On track
Capital spending (billions)	About $7	$3.4	On track
Year-end cash balance (billions) (b)	Over $20	$23.6	On track
__________
(a) At constant volume, mix and exchange; excluding special items.
(b) Includes cash and cash equivalents, marketable securities, loaned securities, and short-term VEBA.

Although we continue to expect cost changes to be favorable this year, in the second half of 2006 we expect to experience increased costs associated with product programs, commodities and warranty; the increase in warranty costs results from our recently-announced extended powertrain warranty for 2007 model-year Ford, Lincoln and Mercury vehicles sold in the United States and Canada. As a result, we do not expect to repeat our favorable first half cost changes in the second half of 2006. With respect to our other milestones, we remain on track to improve quality and to meet our capital spending and year-end cash balance targets for 2006. However, we now anticipate that our market share will be down for the full year. We expect that each of our operating segments, with the exception of Ford North America and PAG, will be profitable in 2006. Based on the recent trend in sales, we now anticipate full-year PAG results will be a loss. We also currently anticipate a favorable tax settlement in the third quarter of 2006 primarily relating to tax years 1992-94.

Our current projection of third quarter 2006 production for certain segments is as follows (in thousands):

	Third Quarter
	Vehicle Unit Production	2006 Over/(Under) 2005
Ford North America	670	(58)
Ford Europe	410	38
PAG	150	(3)

Projected third quarter 2006 production for our Ford North America segment of 670,000 units represents a decrease of 58,000 units from 2005. The decline reflects lower truck and SUV sales and our intention to maintain appropriate dealer inventory levels. Projected third quarter production for our Ford Europe segment of 410,000 units represents an increase of 38,000 units from last year, primarily reflecting a change in the timing of vacation shutdowns. Projected third quarter production for our PAG segment of 150,000 units is a decrease of 3,000 units from last year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In December 2005, we entered into an agreement with the UAW (the "Agreement") to increase retiree health care cost sharing as part of our overall cost reduction efforts. Our decision to modify the retiree health care plan was challenged in court, so that implementation of the Agreement required court approval of a proposed settlement of this legal challenge. On July 13, 2006, we received the necessary court approval, and cost savings began to accrue as of that date. The projected average annual cost savings from the plan amendment is $650 million, with average annual cash savings of about $200 million. Because the Agreement constitutes a significant plan amendment, accounting rules required us to remeasure the UAW health care plan liability as of July 13, 2006. The Agreement, together with the plan remeasurement (including effects of a higher discount rate and recent health care claims experience), is expected to reduce our OPEB obligation by about $9 billion, which will be reflected beginning with our third quarter 2006 financial statements.

See Note 12 of the Notes to the Financial Statements for a discussion of changes to our retiree VEBA.

We currently anticipate that charges for full-year 2006 special items will be about $3.8 billion. This includes a charge of about $1.6 billion for Jobs Bank Benefits and related voluntary termination charges; the slight improvement in this number reflects our agreement on buyout packages for employees who will be displaced by the idling of our Atlanta Assembly Plant, and agreement on the relocation of a number of our St. Louis Assembly Plant employees. Our projected full-year charges now include about $1.2 billion for pension curtailment losses in North America, primarily related to execution of our Way Forward plan. Other special items reflected in our full-year projection include anticipated charges of about $900 million for additional personnel-reduction programs in North America and Europe, and about $300 million for facility-related costs that we recorded in the first quarter of 2006 (primarily related to a fixed asset write-off for our idled St. Louis Assembly Plant). We expect these charges to be partially offset by favorable one-time gains of about $200 million, primarily related to our share of a gain Mazda realized on the transfer of its pension liabilities back to the Japanese government. We currently expect the cash payments during 2006 for these special items, and for some similar separation expenses recorded in 2005, to be about $1.5 billion.

We expect our Financial Services sector to be profitable in 2006, though less profitable than in 2005 due to the absence of earnings from Hertz (including the gain on sale) and lower expected earnings at Ford Credit. The lower expected earnings at Ford Credit primarily reflect the impact of higher interest rates, lower average receivables levels in its managed portfolio, and higher depreciation expenses for vehicles subject to operating leases due to market weakness for trucks and medium- and large-sized sport utility vehicles. We anticipate Ford Credit's managed receivables will be about $145 billion at year-end 2006.

    As disclosed in our 2005 10-K Report, in January 2006 we began implementing a business improvement plan for our North American Automotive operations, which we refer to as the Way Forward plan. Among other things, the plan included idling 14 manufacturing facilities in North America by 2012 and reducing manufacturing employment by 25,000 to 30,000 people during the same period. As we announced in July 2006, given worsening market conditions (e.g., shift in consumer preferences away from trucks and SUVs and higher commodity costs), we will be adjusting and accelerating the Way Forward plan to better adapt to these conditions and plan to announce these changes in September 2006.

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
•
A significant decline in industry sales, particularly in the United States or Europe, resulting from slowing economic growth, geo-political events (e.g., an escalation or expansion of armed conflict in or beyond the Middle East) or other factors;

•	Lower-than-anticipated market acceptance of new or existing products;
•	Continued or increased high prices for or reduced availability of fuel;
•	Currency or commodity price fluctuations;
•	Adverse effects from the bankruptcy or insolvency of, change in ownership or control of, or alliances entered into by a major competitor;

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Economic distress of suppliers that has in the past and may in the future require us to provide financial support or take other measures to ensure supplies of components or materials;
•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;
•	Single-source supply of components or materials;
•	Labor or other constraints on our ability to restructure our business;
•	Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends);
•	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
•	Increased safety, emissions, fuel economy or other (e.g., pension funding) regulation resulting in higher costs, cash expenditures, and/or sales restrictions;
•	Unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;
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

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken in tax returns. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are assessing the potential impact on our financial condition and results of operations. In addition, we have not yet adopted SFAS Nos. 155 and 156 as previously discussed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 has not been audited by PricewaterhouseCoopers LLP ("PwC"). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information, because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk. Our foreign currency risk sensitivity has increased since December 31, 2005 due to the continued weakening of the U.S. dollar. As the value of the dollar weakens against foreign currencies, the value of our derivative portfolio increases, and thus the adverse impact of a hypothetical 10% rate change on our financial results becomes increasingly significant. As of June 30, 2006, the potential decrease in fair value of our derivative portfolio in response to a hypothetical 10% adverse change in underlying foreign currency exchange rates would be $1.6 billion, compared with $1.3 billion at December 31, 2005.

Commodity Price Risk. Our commodity price risk has also increased as the value of our derivative portfolio increased due to commodity prices increases since December 31, 2005. As of June 30, 2006, the potential decrease in fair value of our derivative portfolio in response to a hypothetical 10% adverse change in underlying commodity prices would be $300 million, compared with $200 million at December 31, 2005.

Interest Rate Risk. There has been no material change in interest rate risk for our Automotive investment portfolio compared with that disclosed in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2005 10-K Report.

Ford Credit's interest rate risk also increased since December 31, 2005. Assuming a hypothetical increase in interest rates of 100 basis points (or 1%) across all maturities, we estimate that such an increase at June 30, 2006 would reduce Ford Credit's pre-tax net interest income by approximately $78 million over the next twelve months, compared with $40 million at December 31, 2005. In reality, rate changes are rarely instantaneous or parallel.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. William Clay Ford, Jr., our Chief Executive Officer, and Donat R. Leclair, Jr., our Chief Financial Officer, have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2006, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls over Financial Reporting. James J. Padilla, formerly Ford's President and Chief Operating Officer, retired from the Company effective July 1, 2006. William Clay Ford, Jr., our Chairman and Chief Executive Officer, assumed Mr. Padilla's responsibilities and became President and Chief Operating Officer.

Also, Ford Credit replaced its commercial paper administration system, and, as part of an ongoing effort in Europe, replaced its primary wholesale financing receivable system in Germany.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Environmental Matters.

St. Louis Assembly Plant Enforcement Action (previously reported on page 25 of our 2005 10-K Report). In 2005, the Department of Justice advised us that the Environmental Protection Agency ("EPA") had referred to it for civil enforcement a matter regarding refrigerants used in several types of process equipment at our St. Louis Assembly Plant. The referral was based on the EPA's belief that the plant did not comply with all of the Clean Air Act’s recordkeeping, testing, and repair requirements related to equipment with regulated refrigerants. Although we believe that we have fully complied with all applicable requirements, we have agreed to pay a civil penalty of $125,000 to resolve this matter.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2006, we purchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Apr. 1, 2006 through Apr. 30, 2006	1,799,165	$7.48	0	No publicly announced repurchase program in place
May 1, 2006 through May 31, 2006	2,098,552	7.04	0	No publicly announced repurchase program in place
Jun. 1, 2006 through Jun. 30, 2006	1,684,428	7.09	0	No publicly announced repurchase program in place
Total	5,582,145	$7.20	0
_________
*  We currently do not have a publicly announced repurchase program in place. Of the 5,582,145 shares purchased, 5,525,577 shares were purchased from the Ford Motor Company Savings and Stock Investment Plan for Salaried Employees ("SSIP") and the Tax Efficient Savings Plan for Hourly Employees ("TESPHE"). Shares are generally purchased from SSIP and TESPHE when participants in those plans elect to sell units in the Ford Stock Fund upon retirement, upon termination of employment with the Company, related to an in-service distribution, or to fund a loan against an existing account balance in the Ford Stock Fund. Shares are not purchased from these plans when a participant transfers account balances out of the Ford Stock Fund and into another investment option under the plans. The remaining shares were acquired from our employees or directors in accordance with our various compensation plans as a result of share withholdings to pay income taxes with respect to: (i) the lapse of restrictions on restricted stock, (ii) the issuance of unrestricted stock, including issuances as a result of the conversion of restricted stock equivalents, or (iii) to pay the exercise price and related income taxes with respect to certain exercises of stock options.

ITEM 4. Submission of Matters to a Vote of Security Holders.

On May 11, 2006, the 2006 Annual Meeting of Shareholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

ITEM 4. Submission of Matters to a Vote of Security-Holders (continued)

Proposal One: Election of Directors.

	Number of Votes
Nominee	For	Against
John R. H. Bond	2,401,675,414	359,794,090
Stephen G. Butler	2,694,734,387	66,735,117
Kimberly A. Casiano	2,682,329,861	79,139,643
Edsel B. Ford II	2,665,074,928	96,394,576
William C. Ford, Jr.	2,686,078,204	75,391,300
Irvine O. Hockaday, Jr.	2,674,160,694	87,308,810
Richard A. Manoogian	2,684,566,949	76,902,555
Ellen R. Marram	2,679,562,309	81,907,195
Homer A. Neal	2,688,113,077	73,356,427
Jorma Ollila	2,688,237,770	73,231,734
Robert E. Rubin	2,394,426,399	367,043,105
John L. Thornton	2,688,705,157	72,764,347

There were no broker non-votes with respect to the election of directors.

Proposal Two: Ratification of Selection of Independent Registered Public Accounting Firm. A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm to audit the books of account and other corporate records of the Company for 2006 was adopted, with 2,709,258,507 votes cast for, 33,591,583 votes cast against, 18,619,414 votes abstained and 0 broker non-votes.

Proposal Three: Relating to Disclosure of Compensation Paid to Executive Officers. A proposal relating to disclosure of Company executive officers who are contractually entitled to receive more than $500,000 annually in compensation was rejected, with 2,057,935,262 votes cast against, 212,500,547 votes cast for, 23,290,451 votes abstained and 467,743,244 broker non-votes.

Proposal Four: Relating to the Company Reporting on its Lobbying Efforts Relative to Federal Fuel Economy Standards. A proposal relating to the Company reporting on its lobbying efforts relative to CAFE standards was rejected, with 2,035,622,767 votes cast against, 159,694,154 votes for, 98,409,339 votes abstained and 467,743,244 broker non-votes.

Proposal Five: Relating to Adoption of Cumulative Voting for the Election of Directors. A proposal relating to adoption of cumulative voting for the election of directors was rejected, with 1,944,294,677 votes cast against, 313,584,056 votes cast for, 35,847,527 votes abstained and 467,743,244 broker non-votes.

Proposal Six: Relating to Tying Executive Compensation to Reducing Lifetime Product Greenhouse Gas Emissions. A proposal relating to tying executive compensation to reducing lifetime product greenhouse gas emissions was rejected, with 2,103,388,757 votes cast against, 105,412,128 votes cast for, 84,925,375 votes abstained and 467,743,244 broker non-votes.

Proposal Seven: Relating to Consideration of a Recapitalization Plan to Provide that All of the Company's Outstanding Stock Have One Vote Per Share. A proposal relating to consideration of a recapitalization plan to provide that all of the Company's outstanding stock have one vote per share was rejected, with 1,746,469,126 votes cast against, 519,808,579 votes cast for, 27,448,555 votes abstained and 467,743,244 broker non-votes.

Proposal Eight: Relating to the Board of Directors Publishing a Report on Global Warming/Cooling. A proposal relating to the Board of Directors publishing a report on global warming/cooling was rejected, with 2,098,095,881 votes cast against, 93,833,525 votes cast for, 101,796,854 votes abstained and 467,743,244 broker non-votes.

Proposal Nine: Relating to the Company Removing References to Sexual Orientation From Its Equal Employment Policies. A proposal relating to the Company removing references to sexual orientation from its equal employment policies was rejected, with 2,137,486,856 votes cast against, 104,900,944 votes cast for, 51,338,460 votes abstained and 467,743,244 broker non-votes.

Proposal Ten: Relating to the Company Changing Its Governing Documents to Require that the Chairman of the Board Have No Management Duties, Titles or Responsibilities. A proposal relating to the Company changing its governing documents to require that the Chairman of the Board have no management duties, titles or responsibilities was rejected, with 1,837,115,669 votes cast against, 428,285,763 votes cast for, 28,324,828 votes abstained and 467,743,244 broker non-votes.

ITEM 5. Other Information.

Governmental Standards - Motor Vehicle Fuel Economy

As previously discussed on page 13 of our 2005 10-K Report, a group of petitioners led by Massachusetts and other states has sought review by the U.S. Supreme Court of a decision by the U.S. Court of Appeals for the District of Columbia Circuit upholding the EPA's decision not to regulate carbon dioxide emissions from motor vehicles under the federal Clean Air Act. The Supreme Court has now agreed to review the appellate court's ruling, and has set a briefing schedule that spans the late summer and fall of 2006. No date for oral argument has been set, but a decision in the case is expected by late June 2007. The Alliance of Automobile Manufacturers ("Alliance"), of which we are a member, is an intervenor in the case and will participate in the briefing to support the EPA's decision. Separately, the Alliance has also intervened in a Pennsylvania citizens' suit in opposition to an effort to compel the state of Pennsylvania to adopt California motor vehicle standards.

In addition, the Bush administration has requested authority from Congress for the National Highway Traffic Safety Administration ("NHTSA") to reform passenger car CAFE standards along the same lines as its new fuel economy program for light trucks. New authority from Congress is believed to be required because the federal law governing the fuel economy program imposes greater limitations on NHTSA's ability to regulate the car program than the truck program. Congress is considering various bills in response to the administration's request, some of which would impose additional, burdensome requirements (such as minimum year-over-year percentage increases in the fuel economy standards for cars). Such requirements would be much more onerous than the percentage increases typically required by NHTSA in setting "maximum feasible" standards under current law. If such a bill were enacted, it could threaten Ford's ability to comply with passenger car fuel economy standards in the future.

ITEM 6. Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

(Registrant)

Date: August 4, 2006	By:	/s/ James C. Gouin
James C. Gouin
Vice President and Controller

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 10.1	Description of Retirement Arrangement for James J. Padilla	Filed with our Current Report on Form 8-K dated May 10, 2006

Exhibit 10.2	Agreement between Ford Motor Company and James J. Padilla dated April 7, 2006	Filed with this Report

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 4, 2006, relating to Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report