Form 10-K/A
period 2005-12-31
FORD MOTOR CO
filed 2006-11-14
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-K/A

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

Exhibit Index begins on page 69

EXPLANATORY NOTE- RESTATEMENT OF FINANCIAL INFORMATION

EXPLANATORY NOTE

Ford Motor Company (generally referred to herein as "Ford," "the Company", "we," "our" or "us") is filing this Annual Report on Form 10-K/A for the year ended December 31, 2005 ("Amendment" or "2005 Form 10-K/A Report") to amend our Annual Report on Form 10-K for the year ended December 31, 2005 ("Original Filing" or "2005 Form 10-K Report") that was filed with the Securities and Exchange Commission ("SEC") on March 1, 2006.

In October 2006, we reviewed our application of paragraph 68 of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and its use at our indirect wholly-owned subsidiary Ford Motor Credit Company ("Ford Credit"). One of the general requirements of SFAS No. 133 is that hedge accounting is appropriate only for those hedging relationships that a company expects will be highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged. To determine whether transactions satisfy this requirement, companies must periodically assess the effectiveness of hedging relationships both prospectively and retrospectively. Paragraph 68 of SFAS No. 133 ("Paragraph 68") contains an exception from these periodic assessment requirements in the form of an "assumption of no ineffectiveness" for certain hedges of interest rate risk that involve interest rate swaps and recognized interest-bearing assets or liabilities. The exception identifies the specific requirements for the derivative and hedged items that must be met, such as a derivative fair value of zero at inception of the hedging relationship, matching maturity dates, and contemporaneous formal documentation.

Based on our review, we concluded that all of our interest rate swaps were and continue to be highly effective economic hedges; nearly all of these transactions, however, failed to meet the requirements set forth in Paragraph 68, primarily because:

•	Transactions that we designated as fair value hedges involved interest rate swaps hedging the back-end of debt instruments or involved longer-than-normal settlement periods.

•	We paid or received fees when entering into a derivative contract or upon changing counterparties.

•	Interest rate swaps included terms that did not exactly match the terms of the debt, including prepayment optionality.

Although we now have determined that the hedging relationships at issue in this restatement did not meet the specific criteria for an assumption of no ineffectiveness pursuant to Paragraph 68, we are precluded by SFAS No. 133 from retroactively performing full effectiveness testing in order to apply hedge accounting. Accordingly, we have restated our results to reflect the changes in fair value of these instruments as derivative gains and losses during the affected periods, without recording any offsetting change in the value of the debt they were economically hedging.

As a result of the foregoing, we are restating herein our historical balance sheets as of December 31, 2005 and 2004; our statements of income, cash flows and stockholders’ equity for the years ending 2005, 2004, and 2003; and selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

Changes in the fair value of interest rate swaps are driven primarily by changes in interest rates. We have long-term interest rate swaps with large notional balances, many of which are "receive-fixed, pay-float" interest rate swaps. Such swaps increase in value when interest rates decline, and decline in value when interest rates rise. As a result, changes in interest rates cause substantial volatility in the fair values that must be recognized in earnings. In 2001 and 2002, when interest rates were trending lower, we recognized large derivative gains in our restated financial data. The upward trend in interest rates from 2003 through 2005 caused our interest rate swaps to decline in value, resulting in the recognition of derivative losses for these periods.

The cumulative effect of our restatement for these interest rate swaps is a decrease in debt value and an offsetting increase in net income and equity. As a result, we recognized additional pre-tax income/(loss) of $(873) million, $(769) million, $(990) million, $2.6 billion, and $1.1 billion in 2005, 2004, 2003, 2002 and 2001, respectively.

The following table sets forth a reconciliation of previously reported and restated net income/(loss) and retained earnings as of the dates and for the periods shown (in millions):

	Net Income/(Loss)					Retained Earnings
	2005	2004	2003	2002	2001	At December 31, 2000

Previously reported	$2,024	$3,487	$495	$(980)	$(5,453)	$17,884
Pre-tax adjustments:
Fair value interest rate swaps	(873)	(769)	(990)	2,588	1,077	—
Out-of-period adjustments	(44)	25	565	384	(124)	(868)
Total pre-tax adjustments	(917)	(744)	(425)	2,972	953	(868)
Related tax effects - provision for/(benefit from)	(333)	(295)	(169)	1,117	287	(239)
Net after-tax adjustments	(584)	(449)	(256)	1,855	666	(629)
Restated	$1,440	$3,038	$239	$875	$(4,787)	$17,255

Subsequent to the completion of our originally-filed financial statements for each period being restated, we identified adjustments that should have been recorded in these earlier periods.  Upon identification, we determined these adjustments to be immaterial, individually and in the aggregate, to our originally-filed financial statements, and generally recognized these adjustments ("out-of-period" adjustments) in the periods in which they were identified. Because the Ford Credit interest rate swap adjustment has required a restatement, we also are reversing these out-of-period adjustments and recording them in the proper periods.

The out-of-period adjustments in the table above include the following:

•
Automotive revenue recognition: As disclosed in Note 2 of the Notes to the Financial Statements, vehicle sales are generally recorded when shipped. In the late 1990s, we determined that vehicles sold in the UK did not meet the criteria for revenue recognition at the time of shipment. We had previously judged the impact of this practice to be immaterial to any individual period. Beginning in 2001 and continuing through 2003, as we launched new vehicles, we amended our UK dealer contracts to transfer all risks of ownership to our dealers at the time of vehicle shipment. As part of the restatement, we have changed the periods in which revenue was recognized for these UK vehicles from shipment to the subsequent period when risk of ownership was transferred. As part of our restatement, we recognized additional pre-tax income/(loss) of $246 million, $156 million, and $52 million in 2003, 2002, and 2001, respectively.

•
Financial Services revenue recognition: We recorded out-of-period adjustments to revenue primarily associated with our operating lease contracts in order to reflect earnings on a straight-line basis rather than an effective-interest rate method and corrected the accounting related to the amortization of certain loan origination costs involving securitized assets. As part of our restatement, we recognized additional pre-tax income/(loss) of $(115) million, $63 million, $59 million, $280 million, and $(27) million in 2005, 2004, 2003, 2002, and 2001, respectively.

•
Employee-benefit related expenses: We recorded out-of-period adjustments in 2001 related to the improper initial adoption of SFAS No. 87, Employers' Accounting for Pensions by certain foreign affiliates (two consolidated and one unconsolidated). We also recorded an out-of-period adjustment primarily related to special termination packages offered outside of our normal separation programs that were not recognized as employees separated, but when paid. As part of our restatement, we recognized additional pre-tax income/(loss) of $83 million, $(5) million, $(54) million, $(9) million, and $107 million in 2005, 2004, 2003, 2002, and 2001, respectively.

•
Marketing incentives: We recorded out-of-period adjustments primarily to correct duplicative reserves for vehicle residual values and for certain employee and supplier discount plans that were recognized at point of retail sale rather than when we sold the vehicle to the dealer. As part of our restatement, we recognized additional pre-tax income/(loss) of $(11) million, $(9) million, $128 million, $49 million, and $(139) million in 2005, 2004, 2003, 2002, and 2001, respectively.

•
Marketing expenses: We recorded an out-of-period adjustment to record marketing costs (advertising and sales promotions) that had been accrued prior to services being rendered. As part of our restatement, we recognized additional pre-tax income/(loss) of $(107) million and $1 million in 2004 and 2003, respectively.

•
In addition to the items listed above, during the affected periods we also recorded many other less-signifcant out-of-period adjustments, which totaled $(1) million, $83 million, $185 million, $(92) million, and $(117) million in 2005, 2004, 2003, 2002, and 2001, respectively. Nearly all of these adjustments were recorded in Cost of sales.

The fair value interest rate swaps adjustment resulted in decreased debt value for the debt no longer in a hedge accounting relationship and also impacted deferred income taxes. This adjustment had no impact on Cash and cash equivalents but resulted in reclassification from Cash flows from operating activities to Cash flows from investing activities and a reclassification from Interest expense to Financial Services revenues.

In addition to the adjustments discussed above, the restatement included a change in classification of marketable securities from Cash and cash equivalents to Marketable securities of $3.1 billion, $0.0 billion, and $4.9 billion at December 31, 2005, 2004, and 2003, respectively. These securities had contractual maturities exceeding ninety days from the date of purchase and should not have been reported as cash equivalents. This change also resulted in a change in presentation in the statements of cash flows, which increased the levels of activity in the Purchases of marketable securities and Proceeds from sales of marketable securities lines within Cash flows from investing activities.

Management also has determined that a control deficiency relating to the assumption of no ineffectiveness pursuant to Paragraph 68 of SFAS 133 (which gave rise to this restatement) constituted a material weakness in our internal control over financial reporting. The material weakness relates to accounting for derivatives that we entered into as fair value hedges using the assumption of no ineffectiveness. We have fully remediated the weakness as of November 14, 2006. See Item 9A. "Controls and Procedures" for additional discussion.

For the convenience of the reader, this 2005 Form 10-K/A Report sets forth the Original Filing in its entirety, although we are only restating portions of Items 6, 7, 8 and 9A affected by corrected financial information and clarifying language in Item 7A. This 2005 10-K/A Report includes currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as well as the currently dated consent of our independent registered public accounting firm. The changes we have made are a result of and reflect the restatement described herein; no other information in the Original Filing has been updated.

Except for the amended or restated information described above, this 2005 Form 10-K/A Report continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with the SEC subsequent to the date of the Original Filing.

Because this 2005 Form 10-K/A Report restates all of the pertinent financial data for the affected periods, we do not intend to amend our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for periods ending prior to December 31, 2005. As a result, the reader should rely not on the prior filings, but should rely upon the restated financial statements, reports of our independent registered public accounting firm and related financial information for affected periods contained in this 2005 Form 10-K/A Report.

PART I

ITEM 1.   Business

The information included in Item 1 in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

We provide financial information (such as revenues, income, and assets) for each of these business sectors and reportable segments in three areas of this Report: (1) "Item 6. Selected Financial Data," (2) "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations," and (3) Note 24 of the Notes to the Financial Statements located at the end of this Report. Financial information relating to certain geographic areas also is included in these Notes.

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

ITEM 1. Business (continued)

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

ITEM 1. Business (continued)

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

ITEM 1. Business (continued)

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

ITEM 1. Business (continued)

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

ITEM 1. Business (continued)

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

ITEM 1. Business (continued)

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

Ford Credit does business in all 50 states of the United States through about 81 dealer automotive financing branches and seven regional service centers, and does business in all provinces in Canada through seven dealer automotive financing branches and two regional service centers. Outside of the United States, FCE Bank plc ("FCE") is Ford Credit’s largest operation. FCE's primary business is to support the sale of our vehicles in Europe through our dealer network. FCE offers a variety of retail, leasing and wholesale finance plans in most countries in which it operates; FCE does business in the United Kingdom, Germany and most other European countries. Ford Credit, through its subsidiaries, also operates in the Asia Pacific and Latin American regions. In addition, FCE, through its Worldwide Trade Financing division, provides financing to dealers in countries where typically we have no established local presence.

Ford Credit's share of retail financing for new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford brand vehicles sold by dealers in Europe, as well as Ford Credit's share of wholesale financing for new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States (excluding fleet) and of new Ford brand vehicles acquired by dealers in Europe, were as follows during the last three years:

	Years Ended December 31,
	2005	2004	2003
United States
Financing share - Ford, Lincoln and Mercury
Retail installment and lease	37%	45%	39%
Wholesale	81	84	85
Europe
Financing share - Ford
Retail installment and lease	28%	29%	31%
Wholesale	96	97	97

For a detailed discussion of Ford Credit's receivables, credit losses, allowance for credit losses, loss-to-receivables ratios, funding sources and funding strategies, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." For a discussion of how Ford Credit manages its financial market risks, see "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

We sponsor special-rate financing programs available only through Ford Credit. Under these programs, we make interest-supplement or other support payments to Ford Credit. These programs increase Ford Credit's financing volume and share of financing sales of our vehicles. See Note 1 of the Notes to the Financial Statements for more information about these support payments.

Under a profit maintenance agreement with Ford Credit, we have agreed to make payments to maintain Ford Credit's earnings at certain levels. In addition, under a support agreement with FCE, Ford Credit has agreed to maintain FCE's net worth above a minimum level. No payments were made under either of these agreements during the 2003 through 2005 periods.

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

ITEM 1. Business (continued)

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

Pursuant to the Clean Air Act, California has received a waiver from the EPA to establish its own unique emissions control standards. New vehicles and engines sold in California must be certified by the California Air Resources Board ("CARB"). CARB has adopted stringent vehicle emissions standards that began phasing in with the 2004 model year. These new standards treat most light-duty trucks the same as passenger cars, and require both types of vehicles to meet new stringent emissions requirements. As with the EPA's post-2004 standards, CARB's vehicle standards present a difficult engineering challenge, and will essentially rule out the use of light-duty diesel technology. In 2004, CARB voted to adopt standards limiting emissions of "greenhouse" gases (e.g., carbon dioxide) from new motor vehicles. Although CARB claims that its vehicle emissions regulations provide authority for it to adopt such regulations, the EPA has determined that greenhouse gases are not subject to regulation under the federal Clean Air Act. Since greenhouse gas standards are functionally equivalent to fuel economy standards, this issue is discussed more fully in the "Motor Vehicle Fuel Economy" section below.

Since 1990, the California program has included requirements for manufacturers to produce and deliver for sale zero-emission vehicles ("ZEVs"), which produce no emission of regulated pollutants (typically battery-powered vehicles, which have had narrow consumer appeal due to their limited range, reduced functionality, and high cost). This ZEV mandate initially required that a specified percentage of each manufacturer's vehicles produced for sale in California be ZEVs, beginning at 2% in 1998 and increasing to 10% in 2003. In 1996, CARB eliminated the ZEV mandate for the 1998-2002 model years, but retained the 10% mandate in a modified form beginning with the 2003 model year.

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

The Clean Air Act permits other states that do not meet national ambient air quality standards to adopt California's motor vehicle emissions standards no later than two years before the affected model year. In addition to California, nine states, primarily located in the Northeast and Northwest, have adopted the California standards (including California's greenhouse gas provisions). Eight of these states also adopted the ZEV requirements. These nine states, together with California, account for approximately 25% of Ford's current light-duty vehicle sales volume in the United States. More states are considering adopting the California standards. Unfortunately, there are problems inherent in transferring California standards to other states, including the following: 1) managing fleet average emissions standards and ZEV mandate requirements on a state-by-state basis presents a major challenge to automobile company distribution systems; 2) the driving range of many ZEVs is greatly diminished in cold weather, thereby limiting their market appeal; and 3) the states adopting the California program have refused thus far to adopt the California reformulated gasoline regulations, which may impair the ability of vehicles to meet California's in-use standards.

ITEM 1. Business (continued)

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

ITEM 1. Business (continued)

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

The Transportation Recall Enhancement, Accountability, and Documentation Act (the "TREAD Act") was signed into law in November 2000. The TREAD Act required NHTSA to establish several new regulations, including reporting requirements for motor vehicle manufacturers on foreign recalls and certain information received by the manufacturer that may assist the agency in the early identification of safety defects. As part of its rulemaking efforts, NHTSA defined certain types of material provided by manufacturers as competitively sensitive and entitled to a presumption of confidentiality, including warranty claim information, field reports, and consumer complaint information. Public Citizen, an advocacy organization, has filed a lawsuit challenging NHTSA's confidentiality determinations, which may be resolved in the 2006 calendar year. If Public Citizen prevails, Ford and other manufacturers may lose the ability to protect warranty and consumer information after it is submitted to NHTSA pursuant to the TREAD Act.

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

ITEM 1. Business (continued)

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

Pressure to increase CAFE standards stems in part from concerns about the impact of carbon dioxide and other greenhouse gas emissions on the global climate. In 1999, a petition was filed with the EPA requesting that it regulate carbon dioxide emissions from motor vehicles under the Clean Air Act. This would have the effect of imposing more stringent fuel economy standards, since the amount of carbon dioxide emitted by a vehicle is directly proportional to the amount of fuel consumed. The petitioners later filed suit in an effort to compel a formal response from the EPA. In August 2003, the EPA denied the petition on the grounds that the Clean Air Act does not authorize the EPA to regulate greenhouse gas emissions, and only NHTSA is authorized to regulate fuel economy under the CAFE law. A number of states, cities, and environmental groups filed for review of the EPA's decision in the United States Court of Appeals for the District of Columbia. A coalition of states and industry trade groups, including the Alliance of Automobile Manufacturers (an industry trade group made up of nine leading automotive manufacturers including BMW, DaimlerChrysler, Ford, General Motors and Toyota (the "Alliance")) intervened in support of the EPA's decision. In July 2005, the Court held that the EPA had exercised reasonable discretion in determining not to regulate carbon dioxide as a pollutant. The petitioners are seeking review of this holding by the United States Supreme Court.

In September 2004, CARB adopted California greenhouse gas emissions regulations applicable to 2009-2016 model year cars and trucks, effectively imposing more stringent fuel economy standards than those set by NHTSA. These regulations impose standards that are equivalent to a CAFE standard of more than 43 miles per gallon for passenger cars and small trucks, and approximately 27 miles per gallon for large light trucks and medium-duty passenger vehicles by model year 2016. The Alliance and individual companies (including Ford) submitted comments opposing the rules and addressing errors in CARB's underlying economic and technical analyses. In December 2004, the Alliance filed suit in federal district court in Fresno, California. The suit challenges the regulation on several bases, including that it is preempted by the federal CAFE law. That litigation is now in the discovery phase, and trial is expected in 2007. A host of other states have adopted, or are in the process of adopting, CARB's greenhouse gas standards. These states include New York, Massachusetts, Maine, Vermont, Rhode Island, Connecticut, New Jersey, Pennsylvania, Oregon, and Washington. Several other states are known to be considering the adoption of such rules. As of this writing, the Alliance has filed litigation in the state courts of New York and Oregon alleging procedural errors associated with these states' adoption of greenhouse gas rules. The Alliance has also filed suit in federal court challenging Vermont's adoption of these rules. Additional cases are likely to be filed in 2006.

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

European Requirements. The EU is a party to the Kyoto Protocol and has agreed to reduce greenhouse gas emissions by 8% below their 1990 levels during the 2008-2012 period. In December 1997, the European Council of Environment Ministers reaffirmed its goal to reduce average carbon dioxide emissions from new cars to 120 grams per kilometer by 2010 (at the latest) and invited European motor vehicle manufacturers to negotiate further with the European Commission on a satisfactory voluntary environmental agreement to help achieve this goal. In October 1998, the EU agreed to support an environmental agreement with ACEA (of which Ford is a member) on carbon dioxide emission reductions from new passenger cars (the "ACEA Agreement"). The ACEA Agreement establishes an emissions target of 140 grams of carbon dioxide per kilometer for the average of new cars sold in the EU by the ACEA's members in 2008. Average carbon dioxide emissions of 140 grams per kilometer for new passenger cars corresponds to a 25% reduction in average carbon dioxide emissions compared to 1995. To date, the industry has made good progress, and has met the interim target for 2003 (165 - 170 grams of carbon dioxide per kilometer); however, achieving the 140 grams per kilometer target remains ambitious both technologically and economically.

ITEM 1. Business (continued)

In 2005, ACEA and the European Commission reviewed the potential for additional carbon dioxide reductions, with the goal of achieving the EU's objective of 120 grams of carbon dioxide per kilometer by 2010. The discussions are advancing the concept of an integrated approach to further reductions involving the oil industry and other sectors.

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

ITEM 1. Business (continued)

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

ITEM 1A.   Risk Factors

The risk factors included in the Original Filing have not been updated for information or events occurring after the date of the Original Filing and have not been updated to reflect the passage of time since the date of the Original Filing.

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

ITEM 1A. Risk Factors (continued)

Continued or increased high prices for or reduced availability of fuel. A continuation of or further increase in high prices for fuel or reduced availability of fuel, particularly in the United States, could result in weaker demand for relatively more profitable large and luxury car and truck models and increased demand for relatively less profitable small cars and trucks. An acceleration of such a trend, as demonstrated in the short-term with the recent spike in fuel prices following Hurricanes Katrina and Rita in the U.S. Gulf Coast region, could have a substantial adverse effect on our results of operations and financial condition.

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

ITEM 1A. Risk Factors (continued)

Inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades or otherwise.  Recent lowering of credit ratings for Ford and Ford Credit has increased borrowing costs and caused Ford Credit's access to the unsecured debt markets to become more restricted. In response, Ford Credit has increased its use of securitization and other sources of liquidity. Over time, and particularly in the event of any further credit rating downgrades or a significant decline in the demand for the types of securities it offers, Ford Credit may need to reduce the amount of receivables it purchases. A significant reduction in the amount of purchased receivables would significantly reduce ongoing profits and could adversely affect Ford Credit's ability to support the sale of Ford vehicles. For additional discussion, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

ITEM 1B.   Unresolved Staff Comments

The information in Item 1B included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

We have no unresolved SEC staff comments to report.

ITEM 2.   Properties

The information in Item 2 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

Segment	Plants	Distribution Centers/Warehouses	Engineering, Research/Development	Sales Offices
The Americas	61	33	41	38
Ford Europe and PAG	38	11	9	27
Ford Asia Pacific and Africa/Mazda	14	3	2	5
Total	113	47	52	70

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

ITEM 2.  Properties (Continued)

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

•
Getrag All Wheel Drive AB— a joint venture in Sweden between Getrag Dana Holding GmbH ("Getrag/Dana") (60% partner) and Volvo Cars (40% partner). In January 2004, Volvo Cars entered into agreements with Getrag/Dana to transfer Volvo Cars' plant in Köping, Sweden to this joint venture. The joint venture produces all-wheel drive components and, for a time, chassis components as well. As noted above, the manual transmission operations at the Köping plant were transferred to Getrag Ford Transmissions GmbH. The hourly and salaried employees at the plant have become employees of the joint venture.

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

•
Pininfarina Sverige, AB— a joint venture between Volvo Cars (40% partner) and Pininfarina, S.p.A. ("Pininfarina") (60% partner). In September 2003, Volvo Cars entered into agreements with Pininfarina to establish this joint venture for the engineering and manufacture of niche vehicles, starting with a new, small convertible. Volvo Cars has outsourced the design and engineering to Pininfarina. The joint venture began production of the new car at the Uddevalla Plant in Sweden, which was transferred from Volvo Cars to the joint venture in December 2005, and is the joint venture's only plant.

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

In addition to the plants that we operate directly or that are operated by consolidated joint ventures, additional plants that support our Automotive sector are operated by other, unconsolidated joint ventures of which we are a partner. These additional plants are not included in the number of plants shown in the table above. The most significant of these joint ventures are:

•
AutoAlliance (Thailand) ("AAT")— a joint venture among Ford (50%), Mazda (45%) and a Thai affiliate of Mazda's (5%), which owns and operates a manufacturing plant in Rayong, Thailand. AAT produces the Ford Everest, Ford Ranger and Mazda B-Series pickup trucks for the Thai market and for export to over 100 countries worldwide (other than North America), in both built-up and kit form.

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

ITEM 2.  Properties (Continued)

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

•
Changan Ford Mazda Engine Company, Ltd. ("CFME")— a joint venture between Ford (25% partner), Mazda (25% partner) and the Chongqing Changan Automobile Co., Ltd (50% partner). CFME is located in the City of Nanjing, and will produce the Ford New I4 and Mazda BZ engines in support of the assembly of Ford- and Mazda-branded vehicles manufactured in China.

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

ITEM 3.   Legal Proceedings

The information in Item 3 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

There are also 16 purported statewide class actions pending in several states, raising allegations similar to those raised in Rowan and in Gray, and seeking similar relief. Bridgestone-Firestone, Inc. ("Firestone") was a co-defendant in most of these cases, but settled all claims against it in these cases. The only remaining claims in these cases are based on the Explorer's alleged rollover propensity.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

The information in Item 4 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

Not required.

ITEM 4A.   Executive Officers of Ford

The information in Item 4A included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

PART II

ITEM 5.   Market for Ford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information in Item 5 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

ITEM 5. Market for Ford's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

During the fourth quarter of 005, we purchased shares of our Common Stock as follows:

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

ITEM 6.   Selected Financial Data

We have not filed amended 10-K Reports for the years ended December 31, 2004, 2003, 2002 or 2001. The information that has been previously filed or otherwise reported for these periods is superseded by the information in this 10-K/A Report. See "Explanatory Note - Restatement Of Financial Information" above for details of the restatement.

The information presented in the following table has been adjusted to reflect the restatement of our financial results which is described above and sets forth selected financial data concerning Ford for each of the last five years (dollar amounts in millions, except per share amounts).

	Restated
	2005	2004	2003	2002	2001
SUMMARY OF OPERATIONS
Total Company
Sales and revenues	$176,896	$172,316	$166,095	$167,000	$162,501
Income/(loss) before income taxes	$1,079	$4,109	$914	$4,036	$(6,372)
Provision/(credit) for income taxes	(845)	643	(46)	1,459	(1,777)
Minority interests in net income of subsidiaries	280	282	314	367	24
Income/(loss) from continuing operations	1,644	3,184	646	2,210	(4,619)
Income/(loss) from discontinued operations	47	(146)	(143)	(333)	(168)
Cumulative effects of change in accounting principle	(251)	—	(264)	(1,002)	—
Net income/(loss)	$1,440	$3,038	$239	$875	$(4,787)
Automotive sector
Sales	$153,474	$147,119	$139,433	$134,706	$130,746
Operating income/(loss)	(4,188)	(200)	(1,035)	(507)	(7,767)
Income/(loss) before income taxes	(3,874)	(178)	(1,387)	(957)	(8,859)
Financial Services sector
Revenues	$23,422	$25,197	$26,662	$32,294	$31,755
Income/(loss) before income taxes	4,953	4,287	2,301	4,993	2,487

Total Company Data Per Share of Common and Class B Stock
Basic:
Income/(loss) from continuing operations	$0.89	$1.74	$0.35	$1.21	$(2.56)
Income/(loss) from discontinued operations	0.03	(0.08)	(0.08)	(0.19)	(0.09)
Cumulative effects of change in accounting principle	(0.14)	—	(0.14)	(0.55)	—
Net income/(loss)	$0.78	$1.66	$0.13	$0.47	$(2.65)
Diluted:
Income/(loss) from continuing operations	$0.87	$1.59	$0.35	$1.14	$(2.56)
Income/(loss) from discontinued/held-for-sale operations	0.02	(0.07)	(0.08)	(0.16)	(0.09)
Cumulative effects of change in accounting principle	(0.12)	—	(0.14)	(0.47)	—
Net income/(loss)	$0.77	$1.52	$0.13	$0.51	$(2.65)
Cash dividends	$0.40	$0.40	$0.40	$0.40	$1.05
Common stock price range (NYSE Composite)
High	$14.75	$17.34	$17.33	$18.23	$31.42
Low	7.57	12.61	6.58	6.90	14.70
Average number of shares of Common and Class B stock outstanding (in millions)	1,846	1,830	1,832	1,819	1,820

SECTOR BALANCE SHEET DATA AT YEAR-END
Assets
Automotive sector	$113,825	$113,251	$111,208	$100,140	$87,869
Financial Services sector	162,194	189,188	195,509	187,576	188,680
Intersector elimination	(83)	(2,753)	(3,356)	(5,865)	(4,650)
Total assets	$275,936	$299,686	$303,361	$281,851	$271,899
Long-term Debt
Automotive sector	$16,900	$17,250	$18,758	$13,363	$13,467
Financial Services sector	103,080	112,080	123,655	121,304	123,148
Total long-term debt	$119,980	$129,330	$142,413	$134,667	$136,615
Stockholders' Equity	$13,442	$17,437	$13,459	$7,633	$7,856

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. The information below has been adjusted solely to reflect the impact of the restatement on our financial results which is more fully described in Note 28 of the Notes to the Financial Statements contained in this report and under "Restatement of Previously Issued Consolidated Financial Statements" below and does not reflect any subsequent information or events occurring after the date of the Original Filing or update any disclosure herein to reflect the passage of time since the date of the Original Filing.

RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

See Note 28 of the Notes to the Financial Statement for a full discussion of our restatements. The following table sets forth a reconciliation of previously reported and restated net income/(loss) and retained earnings as of the dates and for the periods shown (in millions):

	Net Income/(Loss)			Retained Earnings
	2005	2004	2003	At December 31, 2002

Previously reported	$2,024	$3,487	$495	$8,659
Pre-tax adjustments:
Fair value interest rate swaps	(873)	(769)	(990)	3,665
Out-of-period adjustments	(44)	25	565	(608)
Total pre-tax adjustments	(917)	(744)	(425)	3,057
Related tax effects - provision for/(benefit from)	(333)	(295)	(169)	1,165
Net after-tax adjustments	(584)	(449)	(256)	1,892
Restated	$1,440	$3,038	$239	$10,551

OVERVIEW

Generation of Revenue, Income and Cash

Our Automotive sector's revenue, income and cash are generated primarily from sales of vehicles to our dealers and distributors (i.e., our customers). Vehicles we produce generally are subject to firm orders from our customers and generally are deemed sold (with the proceeds from such sale recognized in revenue) immediately after they are produced and shipped to our customers. This is not the case, however, with respect to vehicles produced for sale to daily rental car companies that are subject to a guaranteed repurchase option or vehicles produced for use in our own fleet (including management evaluation vehicles). Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option are accounted for as operating leases, with lease revenue and profits recognized over the term of the lease. When we sell the vehicle at auction, we recognize a gain or loss on the difference, if any, between actual auction value and the projected auction value. Therefore, except for the impact of the daily rental units sold subject to a guaranteed repurchase option and those units placed into our own fleet, vehicle production is closely linked with unit sales and revenue from such sales.

Most of the vehicles sold by us to our dealers and distributors are financed at wholesale by Ford Credit. Upon Ford Credit originating the wholesale receivable related to a dealer's purchase of a vehicle, Ford Credit pays cash to the relevant legal entity in our Automotive sector in payment of the dealer's obligation for the purchase price of the vehicle. The dealer then pays off the wholesale finance receivable when it sells the vehicle to a retail customer.

Our Financial Services sector's revenue is generated primarily from interest on finance receivables, net of certain deferred origination costs that are included as a reduction of financing revenue, and such revenue is recognized over the term of the receivable using the interest method. Also, revenue from operating leases, net of certain deferred origination costs, is recognized on a straight-line basis over the term of the lease. Income is generated to the extent revenues exceed expenses, most of which are interest and operating expenses.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The first facility to be idled pursuant to the Way Forward plan will be our St. Louis Assembly Plant, which is targeted to cease production by the end of the first quarter of 2006. Further, we have announced plans to idle the following facilities through 2008: Atlanta Assembly Plant, Wixom Assembly Plant, Batavia Transmission Plant, Windsor Casting Plant, and two additional assembly plants to be determined later this year. In addition, production at our St. Thomas Assembly Plant will be reduced to one shift. These actions should reduce our North American assembly capacity by 1.2 million units or 26% and help improve our assembly capacity utilization rate.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

We have reclassified certain prior year amounts to conform to current year presentation.

FULL-YEAR 2005 RESULTS OF OPERATIONS

Our worldwide net income was $1.4 billion or $0.77 per share of Common and Class B stock in 2005, down $1.6 billion from a profit of $3.0 billion or $1.52 per share in 2004.

Results by business sector for 2005, 2004 and 2003 are shown below (in millions):

	Restated
	2005	2004	2003
Income/(loss) before income taxes
Automotive sector	$(3,874)	$(178)	$(1,387)
Financial Services sector	4,953	4,287	2,301
Total Company	1,079	4,109	914
Provision for/(benefit from) income taxes (a)	(845)	643	(46)
Minority interests in net income/(loss) of subsidiaries (b)	280	282	314
Income/(loss) from continuing operations	1,644	3,184	646
Income/(loss) from discontinued operations	47	(146)	(143)
Cumulative effect of change in accounting principle (c)	(251)	—	(264)
Net income/(loss)	$1,440	$3,038	$239
__________
(a)	See Note 3 of the Notes to the Financial Statements for disclosure regarding 2005 effective tax rate.
(b)	Primarily related to Ford Europe's consolidated less-than-100%-owned affiliates.
(c)	See Notes 17 and 27 of the Notes to the Financial Statements.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

AUTOMOTIVE SECTOR RESULTS OF OPERATIONS

2005 Compared with 2004

Details by Automotive business unit of Income/(loss) before income taxes are shown below (in millions):

	Restated
	Income/(Loss) Before Income Taxes
	2005	2004	2005 Over/ (Under) 2004
The Americas
— Ford North America	$(2,444)	$525	$(2,969)
— Ford South America	399	144	255
Total The Americas	(2,045)	669	(2,714)
Ford Europe and PAG
— Ford Europe	(437)	177	(614)
— PAG	(1,634)	(830)	(804)
Total Ford Europe and PAG	(2,071)	(653)	(1,418)
Ford Asia Pacific and Africa/Mazda
— Ford Asia Pacific and Africa	42	(36)	78
— Mazda and Associated Operations	255	118	137
Total Ford Asia Pacific and Africa/Mazda	297	82	215
Other Automotive	(55)	(276)	221
Total Automotive sector	$(3,874)	$(178)	$(3,696)

Details of Automotive sector sales and vehicle unit sales by Automotive business unit for 2005 and 2004 are shown below:

	Restated
	Sales (in billions)				Vehicle Unit Sales (a) (in thousands)
	2005	2004	2005 Over/(Under) 2004		2005	2004	2005 Over/(Under) 2004
The Americas
— Ford North America	$80.6	$83.0	$(2.4)	(3)%	3,443	3,623	(180)	(5)%
— Ford South America	4.4	3.0	1.4	43	336	292	44	15
Total The Americas	85.0	86.0	(1.0)	(1)	3,779	3,915	(136)	(3)
Ford Europe and PAG
— Ford Europe	29.9	26.5	3.4	13	1,785	1,705	80	5
— PAG	30.3	27.6	2.7	10	757	771	(14)	(2)
Total Ford Europe and PAG	60.2	54.1	6.1	11	2,542	2,476	66	3
Ford Asia Pacific and Africa/Mazda
— Ford Asia Pacific and Africa (b)	7.7	7.0	0.7	10	465	407	58	14
— Mazda and Associated Operations (c)	0.6	—	0.6	—	32	—	32	—
Total Ford Asia Pacific and Africa/Mazda	8.3	7.0	1.3	19	497	407	90	22
Total Automotive sector	$153.5	$147.1	$6.4	4	6,818	6,798	20	—
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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Details of Automotive sector market share for selected markets for 2005 and 2004 are shown below:

	Market Share				Dealer-Owned Stocks (a) (in thousands)
Market	2005	2004	2005 Over/(Under) 2004		2005	2004	2005 Over/(Under) 2004

U.S. (b)	17.0%	18.0%	(1.0)	pts.	733	794	(61)
Brazil (b)	12.4	11.8	0.6		18	19	(1)
Europe (b) (c)	8.5	8.6	(0.1)		342	356	(14)
PAG - U.S./Europe (c)	1.2/2.3	1.3/2.3	(0.1)/0		45/69	41/68	4/1
Australia (b)	13.1	14.2	(1.1)		18	19	(1)
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

The table below details our 2005 cost performance (in billions):

		Restated
	Explanation of Cost Performance	2005 Costs* Better/(Worse) than 2004
Net product costs	New product and commodities-related cost increases, offset partially by pricing reductions from our suppliers and design cost reductions on existing products.	$(0.9)

Pension and health care	Primarily the effect of lower discount rates	(0.7)

Quality-related	Warranty performance on prior model-year vehicles, offset partially by cost recoveries from suppliers(including Bridgestone-Firestone North American Tire, LLC)	(0.4)

Depreciation and amortization	Primarily related to investments for new vehicles and acceleration of depreciation in a number of our operations	(0.3)

Overhead	Primarily reductions in salaried personnel.	0.4

Manufacturing and engineering	Primarily hourly and salaried personnel reductions and ongoing efficiencies in our plants.	0.8

	Total	$(1.1)
__________
*	At constant volume, mix and exchange and excluding special items and discontinued operations.

The Americas Segment

Ford North America. The decline in results primarily reflected lower U.S. market share, unfavorable cost performance, lower dealer stock levels, charges for personnel-reduction programs, and unfavorable currency exchange. Unfavorable cost performance primarily reflected higher warranty and material costs.

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

2004 Compared with 2003

Details by Automotive business unit of Income/(loss) before income taxes are shown below (in millions):

	Restated
	Income/(Loss) Before Income Taxes
	2004	2003	2004 Over/(Under) 2003
The Americas
— Ford North America	$525	$446	$79
— Ford South America	144	(129)	273
Total The Americas	669	317	352
Ford Europe and PAG
— Ford Europe	177	(1,317)	1,494
— PAG	(830)	139	(969)
Total Ford Europe and PAG	(653)	(1,178)	525
Ford Asia Pacific and Africa/Mazda
— Ford Asia Pacific and Africa	(36)	(23)	(13)
— Mazda and Associated Operations	118	69	49
Total Ford Asia Pacific and Africa/Mazda	82	46	36
Other Automotive	(276)	(572)	296
Total Automotive sector	$(178)	$(1,387)	$1,209

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Details of Automotive sector sales and vehicle unit sales by Automotive business unit for 2004 and 2003 are shown below:

	Restated
	Sales (in billions)				Vehicle Unit Sales (a) (in thousands)
	2004	2003	2004 Over/(Under) 2003		2004	2003	2004 Over/(Under) 2003
The Americas
— Ford North America	$83.0	$83.6	$(0.6)	(1)%	3,623	3,810	(187)	(5)%
— Ford South America	3.0	1.9	1.1	58	292	210	82	39
Total The Americas	86.0	85.5	0.5	1	3,915	4,020	(105)	(3)
Ford Europe and PAG
— Ford Europe	26.5	23.2	3.3	14	1,705	1,682	23	1
— PAG	27.6	24.9	2.7	11	771	754	17	2
Total Ford Europe and PAG	54.1	48.1	6.0	12	2,476	2,436	40	2
Ford Asia Pacific and Africa/Mazda
— Ford Asia Pacific and Africa (b)	7.0	5.8	1.2	21	407	353	54	15
— Mazda and Associated Operations	—	—	—	—	—	—	—	—
Total Ford Asia Pacific and Africa/Mazda	7.0	5.8	1.2	21	407	353	54	15
Other Automotive
Total Automotive sector	$147.1	$139.4	$7.7	6	6,798	6,809	(11)	—
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

Details of Automotive sector market share for selected markets for 2004 and 2003 are shown below:

	Market Share				Dealer-Owned Stocks (a) (in thousands)
Market	2004	2003	2004 Over/(Under) 2003		2004	2003	2004 Over/(Under) 2003

U.S. (b)	18.0%	19.2%	(1.2)	pts.	794	791	3
Brazil (b)	11.8	11.5	0.3		19	12	7
Europe (b) (c)	8.7	8.6	0.1		356	403	(47)
PAG - U.S./Europe (c)	1.3/2.3	1.3/2.1	0/ 0.2		41/68	47/59	(6)/9
Australia (b)	14.2	13.9	0.3		19	18	1
__________
(a)
Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, as well as some vehicles reflected in our inventory.

(b)	Includes only Ford and, in the United States, Lincoln and Mercury brands.
(c)	European market share is based on vehicle registrations for our 19 major European markets.

Overall Automotive Sector

The improvement in Income/(loss) before income taxes primarily reflected higher net pricing, lower Visteon-related charges, favorable cost performance and the favorable effect of tax-related interest on refunds and settlements of prior-year federal and state audits, offset partially by unfavorable changes in currency exchange rates and lower vehicle unit sales.

The Americas Segment

Ford North America. The improvement in earnings primarily reflected the non-recurrence of $1.6 billion of charges in 2003 related to Visteon, offset by a charge of $600 million to establish an allowance against a receivable from Visteon in 2004 as well as positive net pricing. These improvements were offset partially by lower vehicle unit sales, unfavorable changes in currency exchange rates (primarily weakening of the U.S. dollar compared with the Euro and the Canadian dollar), a charge of $182 million related to our investment in Ballard Power Systems Inc., a provider of fuel-cell technology, and unfavorable cost performance.

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

FINANCIAL SERVICES SECTOR RESULTS OF OPERATIONS

2005 Compared with 2004

Details of the full year Financial Services sector Income/(loss) before income taxes for 2005 and 2004 are shown below (in millions):

	Restated
	Income/(Loss) Before Income Taxes
	2005	2004	2005 Over/(Under) 2004
Ford Credit	$2,923	$3,710	$(787)
Hertz operating results (a)	974	493	481
Other Financial Services operating results	(39)	84	(123)
Gain on sale of Hertz (b)	1,095	—	1,095
Total Financial Services sector	$4,953	$4,287	$666
__________
(a)	Includes amortization expense related to intangibles recognized upon consolidation of Hertz.
(b)	The segment presentation of the gain on sale of Hertz in Note 24 of the Notes to the Financial Statements is $1,006 million in the Hertz segment and $89 million in Other Financial Services.

Ford Credit

Ford Credit's income before income taxes was down $787 million, which includes $405 million for reduced market valuations primarily related to non-designated derivatives. The remaining decrease in earnings primarily reflected higher borrowing costs and the impact of lower retail receivable levels, offset partially by improved credit loss performance.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Ford Credit reviews its business performance from several perspectives, including:

•	On-balance sheet basis. Includes the receivables Ford Credit owns and receivables sold for legal purposes that remain on Ford Credit's balance sheet;

•	Securitized off-balance sheet basis. Includes receivables sold in securitization transactions that are not reflected on Ford Credit's balance sheet;

•	Managed basis. Includes on-balance sheet and securitized off-balance sheet receivables that Ford Credit continues to service; and

•	Serviced basis. Includes managed receivables and receivables sold in whole-loan sale transactions where Ford Credit retains no interest in the sold receivables, but which it continues to service.

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

Ford Credit's operating results are impacted significantly by the level of its receivables, which are shown below (in billions):

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
Allowance for Credit Losses
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

2004 Compared with 2003

Details of the full-year Financial Services sector Income/(loss) before income taxes for 2004 and 2003 are shown below (in millions):

	Restated
	Income/(Loss) Before Income Taxes
	2004	2003	2004 Over/(Under) 2003
Ford Credit	$3,710	$2,010	$1,700
Hertz*	493	228	265
Other Financial Services	84	63	21
Total Financial Services sector	$4,287	$2,301	$1,986
__________
*	Includes amortization expense related to intangibles recognized upon consolidation of Hertz.

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

Changes in Automotive gross cash for the last three years are summarized below (in billions):

	Restated
	2005	2004	2003
Gross cash at end of period	$25.1	$23.6	$25.9
Gross cash at beginning of period	23.6	25.9	25.3
Total change in gross cash	$1.5	$(2.3)	$0.6

Operating-related cash flow
Automotive income/(loss) before income taxes	$(3.9)	$(0.2)	$(1.9)
Non-cash portion of special items	1.2	1.1	2.0
Capital expenditures	(7.1)	(6.3)	(7.3)
Depreciation and special tools amortization	8.2	6.4	5.5
Changes in receivables, inventory and trade payables (a)	0.9	(0.4)	(1.4)
Other (b)	(1.0)	0.4	3.3
Total operating-related cash flows	(1.7)	1.0	0.2

Other changes in cash
Funded pension plans/long-term VEBA contributions	(2.7)	(5.0)	(4.8)
Tax refunds	0.3	0.3	1.7
Capital transactions with Financial Services sector (c)	2.3	4.2	3.6
Acquisitions and divestitures (d)	5.3	0.4	0.5
Dividends paid to shareholders	(0.7)	(0.7)	(0.7)
Changes in total Automotive sector debt	(0.5)	(2.4)	(0.2)
Cash from Variable Interest Entity ("VIE") consolidations (e)	—	—	0.3
Other (f)	(0.8)	(0.1)	—
Total change in gross cash	$1.5	$(2.3)	$0.6
__________
(a)	In 2005, we took measures to improve our working capital, including reducing inventory (both production materials and finished vehicles) and changing the way our European affiliates pay suppliers.
(b)	Primarily expense and payment timing differences for items such as marketing, warranty, pension and OPEB.
(c)	Primarily dividends received from Ford Credit, excluding proceeds from Financial Services sector divestitures paid to the Automotive sector.
(d)	In 2005, primarily proceeds from the sale of Hertz and the final payment for the Land Rover acquisition.
(e)	See Note 17 of the Notes to the Financial Statements for a discussion of VIEs.
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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Shown in the table below is a reconciliation between financial statement Net cash flows from operating activities and operating-related cash flows (calculated as shown in the table above), for the last three years (in billions):

			Restated
	2005	2004	2003
Net cash flows from operating activities	$5.4	$7.0	$3.0
Items included in operating-related cash flow
Capital expenditures	(7.1)	(6.3)	(7.3)
Net transactions between Automotive and Financial Services sectors (a)	(0.4)	1.3	1.2
Net sales/(purchases) of trading securities	0.6	(5.6)	(1.6)
Other (b)	(2.6)	(0.1)	1.8
Items not included in operating-related cash flow
Pension and long-term VEBA contributions	2.7	5.0	4.8
Tax refunds	(0.3)	(0.3)	(1.7)
Operating-related cash flows	$(1.7)	$1.0	$0.2
________
(a)	Primarily payables and receivables between the sectors in the normal course of business, as shown in our Condensed Sector Statement of Cash Flows for the Automotive sector.
(b)	Primarily the exclusion of cash flow from short-term VEBA contribution/(drawdown).

Debt and Net Cash. At December 31, 2005, our Automotive sector had total debt of $17.9 billion, compared with $18.2 billion a year ago. Total senior debt at December 31, 2005 was $12.7 billion, compared with $13.1 billion at December 31, 2004. The decrease in senior debt primarily reflected repurchases of debt securities in the open market. Ford Motor Company Capital Trust II had outstanding $5.0 billion of trust preferred securities at December 31, 2005 and 2004.

At December 31, 2005, our Automotive sector had net cash (defined as gross cash less total senior and subordinated debt) of $7.2 billion, compared with $5.4 billion at the end of 2004.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Debt and Cash. Ford Credit's total debt was $133.4 billion at December 31, 2005, down $9.0 billion compared with a year ago, primarily reflecting repayment of maturing debt and lower funding requirements due to lower asset levels. Ford Credit's outstanding unsecured commercial paper at December 31, 2005 totaled $1.0 billion, down $7.9 billion compared with a year ago, reflecting decreased investor demand.

At December 31, 2005, Ford Credit had cash and cash equivalents and marketable securities (excluding marketable securities related to insurance activities) of $17.9 billion, compared with $12.7 billion at year-end 2004. In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit's short-term funding needs and give Ford Credit flexibility in the use of its other funding programs.

Funding. Ford Credit requires substantial funding in the normal course of business. Ford Credit's funding requirements are driven mainly by the need to: (i) purchase retail installment sale contracts and retail lease contracts to support the sale of Ford products, which are influenced by Ford-sponsored special financing programs that are available exclusively through Ford Credit, (ii) provide wholesale financing and capital financing for Ford dealers, and (iii) repay its debt obligations.

Ford Credit's funding sources include sales of receivables in securitizations and other structured financings, unsecured debt issuances and bank borrowings. Unsecured debt issuance consists of short- and long-term unsecured debt, placed directly by Ford Credit or through securities dealers or underwriters in U.S. and international capital markets, and reaches both retail and institutional investors. During 2005, Ford Credit continued to meet a significant portion of its funding requirements through securitizations because of their lower relative costs given our credit ratings (as described below), the stability of the market for asset-backed securities, and the diversity of funding sources that they provide. Securitized funding (both on- and off-balance sheet, net of retained interests) as a percent of total managed receivables was as follows at the end of each of the last three years: 2005 - 38%, 2004 - 26%, 2003 - 25%.

Ford Credit issues unsecured commercial paper in the United States, Europe and other international markets, with sales mostly to qualified institutional investors. In addition to its commercial paper programs, Ford Credit also obtains short-term funding from the sale of floating rate demand notes under a program referred to as Ford Interest Advantage, and such notes may be redeemed at any time at the option of the holder thereof without restriction. At December 31, 2005, the principal amount outstanding of such notes was $6.7 billion. Ford Credit does not hold reserves to fund the payment of the demand notes or any other short-term funding obligation. Ford Credit's policy is to have sufficient cash and cash equivalents, unused committed bank-sponsored asset-backed commercial paper issuer ("conduit") capacity, securitizable assets, and back-up credit facilities to provide liquidity for all of its short-term funding obligations.

The following table illustrates Ford Credit's term public funding issuances for 2004 and 2005 and its planned issuances for 2006 (in billions):

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

For additional funding and to maintain liquidity, Ford Credit and its majority-owned subsidiaries, including FCE Bank plc ("FCE"), have contractually committed credit facilities with financial institutions that totaled $6.2 billion at December 31, 2005, of which $5.1 billion were available for use. Of the lines available for use, 36% are committed through June 30, 2010. Of the $6.2 billion, $3.8 billion constitute Ford Credit facilities ($3.2 billion global and about $600 million non-global) and $2.4 billion constitute FCE facilities ($2.3 billion global and about $100 million non-global). In addition, at December 31, 2005, banks provided $18.7 billion of contractually committed liquidity facilities exclusively to support Ford Credit's two on-balance sheet asset-backed commercial paper programs; $18.2 billion supported Ford Credit's FCAR retail program and $500 million supported Ford Credit's wholesale securitization program ("Motown Notes"). Ford Credit also has entered into agreements with several bank-sponsored conduits under which such conduits are contractually committed to purchase from Ford Credit, at Ford Credit's option, retail receivables for proceeds of up to approximately $16.2 billion. At December 31, 2005, $5.5 billion of these conduit commitments were in use. For further discussion of these facilities and agreements, see Note 16 of the Notes to the Financial Statements.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing and assessing its capital structure. Ford Credit calculates leverage on a financial statement basis and on a managed basis using the following formulas:

Financial Statement Leverage	=	Total Debt
Equity
		Total Debt	+	Securitized Off-Balance Sheet Receivables	-	Retained Interest in Securitized Off-Balance Sheet Receivables	-	Cash and Cash Equivalents and Marketable Securities *	-	Fair Value Hedge Accounting Adjustments on Total Debt
Managed Leverage	=
				Equity	+	Minority Interest	-	Fair Value Hedge Accounting Adjustments on Equity
__________
*	Excluding marketable securities related to insurance activities.

The following table illustrates the calculation of Ford Credit's financial statement leverage (in billions, except for ratios):

	Restated
	December 31,
	2005	2004	2003
Total debt	$133.4	$142.4	$147.0
Total stockholder's equity	11.4	12.8	14.2
Debt-to-equity ratio (to 1)	11.7	11.1	10.4

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table illustrates the calculation of Ford Credit's managed leverage (in billions, except for ratios):

	Restated
	December 31,
	2005	2004	2003
Total debt	$133.4	$142.4	$147.0
Securitized off-balance sheet receivables outstanding (a)	18.0	37.7	49.4
Retained interest in securitized off-balance sheet receivables (b)	(1.4)	(9.5)	(13.0)
Adjustments for cash, cash equivalents and marketable securities (c)	(17.9)	(12.7)	(15.7)
Fair value hedge accounting adjustments	(0.5)	(1.3)	(2.1)
Total adjusted debt	$131.6	$156.6	$165.6
Total stockholder's equity (including minority interest)	$11.4	$12.8	$14.2
Fair value hedge accounting adjustments	(0.7)	(1.3)	(1.5)
Total adjusted equity	$10.7	$11.5	$12.7
Managed debt-to-equity ratio (to 1)	12.3	13.6	13.1
__________
(a)	Includes securitized funding from discontinued operations in 2003 and 2004.
(b)	Includes retained interest in securitized receivables from discontinued operations in 2003 and 2004.
(c)	Excluding marketable securities related to insurance activities

Ford Credit believes that managed leverage is useful to its investors because it reflects the way Ford Credit manages its business. Ford Credit retains interests in receivables sold in off-balance sheet securitization transactions and, with respect to subordinated retained interests, is exposed to credit risk. Accordingly, Ford Credit considers securitization as an alternative source of funding and evaluates charge-offs, receivables and leverage on a managed as well as a financial statement basis. Ford Credit also deducts cash and cash equivalents and marketable securities because they generally correspond to excess debt beyond the amount required to support its operations. In addition, Ford Credit adds its minority interests to its financial statement equity because all of the debt of such consolidated entities is included in its total debt. Ford Credit makes fair value hedge accounting adjustments to its assets, debt and equity positions to reflect the impact of interest rate instruments Ford Credit uses in connection with its term-debt issuances and securitizations. The fair value hedge accounting adjustments vary over the term of the underlying debt and securitized funding obligations based on changes in market interest rates. Ford Credit generally repays its debt obligations as they mature. As a result, Ford Credit excludes the impact of the fair value hedge accounting adjustments on both the numerator and denominator in order to exclude the interim effects of changes in market interest rates. Accordingly, the managed leverage measure provides Ford Credit's investors with meaningful information regarding management's decision-making processes.

Ford Credit's managed leverage strategy involves establishing a leverage level that takes into consideration prevailing market conditions and reflects the risk characteristics of its business. At December 31, 2005, Ford Credit's managed leverage was 12.3 to 1, compared with 13.6 to 1 a year ago. Ford Credit plans to continue to reduce its managed leverage in 2006. In 2005, Ford Credit paid cash dividends of $2.75 billion.

Total Company

Stockholders' Equity. Our stockholders' equity was $13.4 billion at December 31, 2005, down $4.0 billion compared with December 31, 2004. The decrease primarily reflected foreign currency translation adjustments, net losses on derivative instruments, and cash dividends, offset partially by net income. For additional discussion of foreign currency translation adjustments and derivative instruments, see Notes 1 and 20, respectively, of the Notes to the Financial Statements.

Credit Ratings. Our short- and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations ("NRSROs") by the Securities and Exchange Commission:

•	Dominion Bond Rating Service Limited ("DBRS");

•	Fitch, Inc. ("Fitch");

•	Moody's Investors Service, Inc. ("Moody's"); and

•	Standard & Poor's Rating Services, a division of McGraw-Hill Companies, Inc. ("S&P").

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

The following chart summarizes our present credit ratings and the outlook assigned by four of the nationally recognized statistical rating organizations:

	DBRS			Fitch			Moody's			S&P
	Long-Term	Short-Term	Trend	Long-Term	Short-Term	Outlook	Long-Term	Short-Term	Outlook	Long-Term	Short-Term	Outlook
Ford	BB (low)	R-3 (high)	Negative	BB+	B	Negative	Ba3	NA	Negative	BB-	B-2	Negative
Ford Credit	BB	R-3 (high)	Negative	BB+	B	Negative	Ba2	NP	Negative	BB-	B-2	Negative

OUTLOOK

We have set and communicated the following planning assumptions and operational metrics:

Industry Volume (SAAR incl. heavy trucks)	Planning Assumptions
U.S	17.0 million units
Europe	17.3 million units

Industry Net Pricing
U.S	Slightly negative
Europe	Slightly negative

Operation Metrics	2006 Milestones
Quality	Improved
Market share	Flat to improved
Automotive cost performance*	Favorable
Capital spending	About $7 billion
__________
*	At constant volume, mix and exchange; excluding special items.

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

For retail leases, each lease customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us or return it to us. Over the last three years, about 68% of Ford Credit's North America operating lease vehicles have been returned to us. For rental repurchase vehicles, practically all vehicles are returned to us.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following simplified diagram shows Ford Credit's typical U.S. retail securitization transaction:

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

Ford Credit retains interests in receivables sold through securitizations. The retained interests may include senior and subordinated securities issued by the SPE, restricted cash held for the benefit of the SPE (for example, a reserve fund) and residual interests in securitization transactions. Income from residual interests in securitization transactions represents the right to receive collections on the sold finance receivables in excess of amounts needed by the SPE to pay interest and principal to investors, servicing fees and other required payments. Ford Credit retains credit risk in securitizations. Ford Credit's retained interests usually include the most subordinated interests in the SPE, which are the first to absorb credit losses on the sold receivables. Ford Credit's securitizations are structured to protect the holders of the senior asset-backed securities such that, based on past experience, any credit losses in the pool of sold receivables would likely be limited to Ford Credit's retained interests.

At December 31, 2005 and 2004, the total outstanding principal amount of receivables sold by Ford Credit in off-balance sheet securitizations was $18.0 billion and $35.6 billion, respectively. At December 31, 2005 and 2004, Ford Credit's retained interests in such sold receivables were $1.4 billion and $9.2 billion, respectively. The decline primarily reflected Ford Credit's accounting consolidation of its off-balance sheet wholesale securitization program as a result of certain changes made to the program during the fourth quarter of 2005.

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

In addition to the specific transaction-related structural features discussed above, Ford Credit's ability to sell receivables in any of its securitization programs may be affected by the following factors: the amount and credit quality of receivables available to sell, the performance of receivables in its previous receivables sales, general demand for the type of receivables supporting the asset-backed securities, market capacity for Ford Credit and Ford Credit-sponsored investments, accounting and regulatory changes, Ford Credit's credit rating, and the availability of liquidity facilities. If as a result of any of these or other factors the cost of securitized funding were to increase significantly or funding through securitizations were no longer available to Ford Credit, it would have a material adverse impact on Ford Credit's financial condition, results of operations or liquidity.

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

The table below summarizes our contractual obligations as of December 31, 2005 (in millions):

			Restated
			Payments Due by Period
	Automotive	Financial Services	Total	2006	2007-2008	2009-2010	2011 and Thereafter
On-balance sheet
Long-term debt*	$17,627	$103,080	$120,707	$27,544	$44,773	$20,017	$28,373
Capital lease	375	—	375	56	118	111	90
Off-balance sheet
Purchase obligations	4,013	271	4,284	1,185	1,521	1,086	492
Operating lease	1,758	516	2,274	596	852	442	384
Total	$23,773	$103,867	$127,640	$29,381	$47,264	$21,656	$29,339
__________
*	Principal obligations only.

For additional information to our long-term debt and operating lease obligations, see Notes 16 and 27, respectively, of the Notes to the Financial Statements.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk

The information in Item 7A included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing. We have expanded our discussion of Ford Credit Market Risk to clarify Ford Credit's use of sensitivity simulation techniques, but there has been no change in processes or methodologies used.

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

Our Automotive and Financial Services sectors are exposed to liquidity risk, or the possibility of having to curtail their businesses or being unable to meet present and future financial obligations as they come due because funding sources may be reduced or become unavailable. We, and particularly Ford Credit, which comprises substantially all of our Financial Services sector, maintain plans for sources of funding to ensure liquidity through a variety of economic or business cycles. As discussed in greater detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," our funding sources include sales of receivables in securitizations and other structured financings, unsecured debt issuances and bank borrowings.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

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

FORD CREDIT MARKET RISKS

Overview. Ford Credit is exposed to a variety of risks in the normal course of its business activities. In addition to counterparty risk discussed above, Ford Credit is subject to the following additional types of risks that it seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures:

•	Market risk. The possibility that changes in interest and currency exchange rates will adversely affect Ford Credit's cash flow and economic value;

•	Credit risk. The possibility of loss from a customer's failure to make payments according to contract terms;

•	Residual risk. The possibility that the actual proceeds Ford Credit receives at lease termination will be lower than its projections or return rates will be higher than its projections; and,

•	Liquidity risk. The possibility that Ford Credit may be unable to meet all current and future obligations in a timely manner.

Each form of risk is uniquely managed in the context of its contribution to Ford Credit's overall global risk. Business decisions are evaluated on a risk-adjusted basis and products are priced consistent with these risks. Credit and residual risks are discussed above in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" and liquidity risk is discussed above in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." A discussion of Ford Credit's market risks is included below.

Foreign Currency Risk. To meet funding objectives, Ford Credit issues debt or, for its international affiliates, draws on local credit lines in a variety of currencies. Ford Credit faces exposure to currency exchange rate changes if a mismatch exists between the currency of its receivables and the currency of the debt funding those receivables. When possible, receivables are funded with debt in the same currency, minimizing exposure to exchange rate movements. When a different currency is used, Ford Credit seeks to minimize its exposure to changes in currency exchange rates by executing foreign currency derivatives. These derivatives convert substantially all of its foreign currency debt obligations to the local country currency of the receivables. As a result, Ford Credit's market risk exposure relating to currency exchange rates is believed to be immaterial.

Interest Rate Risk. Interest rate risk is the primary market risk to which Ford Credit is exposed and consists principally of "re-pricing risk" or differences in the re-pricing characteristics of assets and liabilities. An instrument's re-pricing period is a term used by financial institutions to describe how an interest rate-sensitive instrument responds to changes in interest rates. It refers to the time it takes an instrument's interest rate to reflect a change in market interest rates. For fixed-rate instruments, the re-pricing period is equal to the maturity for repayment of the instrument's principal because, with a fixed interest rate, the principal is considered to re-price only when re-invested in a new instrument. For a floating-rate instrument, the re-pricing period is the period of time before the interest rate adjusts to the market rate. For instance, a floating-rate loan whose interest rate is reset to a market index annually on December 31 would have a re-pricing period of one year on January 1, regardless of the instrument's maturity.

Ford Credit's receivables consist primarily of fixed-rate retail installment sale and lease contracts and floating-rate wholesale receivables. Fixed-rate retail installment sale and lease contracts are originated principally with maturities ranging between two and six years and generally require customers to make equal monthly payments over the life of the contract. Wholesale receivables are originated to finance new and used vehicles held in dealers' inventory and generally require dealers to pay a floating rate. Ford Credit's funding sources consist primarily of securitizations and short- and long-term unsecured debt. In the case of unsecured term debt, and in an effort to have funds available throughout the business cycle, Ford Credit may issue debt with five- to ten-year maturities, which is generally longer than the terms of its assets. These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

Ford Credit is exposed to interest rate risk to the extent that a difference exists between the re-pricing profile of its assets and debt. Specifically, without derivatives, Ford Credit's assets would re-price more quickly than its debt.

Ford Credit's interest rate risk management objective is to maximize its economic value while limiting the impact of changes in interest rates. Ford Credit achieves this objective by setting an established risk tolerance and staying within this tolerance through the following risk management process:

Ford Credit determines the sensitivity of the economic value of its portfolio of interest rate-sensitive assets and liabilities (its economic value) to hypothetical changes in interest rates. Economic value is a measure of the present value of all future expected cash flows, discounted by market interest rates, and is equal to the present value of interest rate-sensitive assets minus the present value of interest rate-sensitive liabilities. Ford Credit then enters into interest rate swaps, to economically convert portions of its floating-rate debt to fixed or its fixed-rate debt to floating, to ensure that the sensitivity of its economic value falls within an established tolerance. Ford Credit also monitors its pre-tax cash flow sensitivity over a twelve-month horizon using simulation techniques. This simulation determines the sensitivity of cash flows associated with the re-pricing characteristics of interest rate-sensitive assets, liabilities and derivatives under various hypothetical interest rate scenarios including both parallel and non-parallel shifts in the yield curve. This sensitivity calculation does not take into account any future actions Ford Credit may take to reduce the risk profile that arises from a change in interest rates. These quantifications of interest rate risk are reported to our Treasurer regularly (either monthly or quarterly dependent on the market).

The process described above is used to measure and manage the interest rate risk of Ford Credit's operations in the United States, Canada and the United Kingdom, which together represented approximately 80% of its total on-balance sheet finance receivables at December 31, 2005. For its other international affiliates, Ford Credit uses a technique commonly referred to as "gap analysis," to measure re-pricing mismatch. This process uses re-pricing schedules, which group assets, debt and swaps into discrete time bands based on their re-pricing characteristics. Under this process, Ford Credit enters into interest rate swaps, which effectively change the re-pricing profile of its debt, to ensure that any re-pricing mismatch (between assets and liabilities) existing in a particular time band falls within an established tolerance.

As a result of its interest rate risk management process, Ford Credit's debt combined with the derivative instruments economically hedging its debt,  re-prices faster than its assets. Other things equal, this means that during a period of rising interest rates, the interest rates paid on Ford Credit's debt will increase more rapidly than the interest rates earned on its assets, thereby initially reducing Ford Credit's pre-tax cash flow. Correspondingly, during a period of falling interest rates, Ford Credit's pre-tax cash flow would be expected to initially increase. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of one percentage point across all maturities (a "parallel shift"), as well as a base case that assumes that interest rates remain constant at existing levels. The differences between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit's pre-tax cash flow. The sensitivity as of year-end 2005 and 2004 was as follows:

	Pre-tax Cash Flow Sensitivity given a one percentage point instantaneous increase in interest rates (in millions)	Pre-tax Cash Flow Sensitivity given a one percentage point instantaneous decrease in interest rates (in millions)
December 31, 2005	$(40)	$40
December 31, 2004	(93)	93

Based on assumptions included in the analysis, sensitivity to a one percentage point instantaneous change in interest rates was lower at year-end 2005 than at year-end 2004. This change primarily reflects the results of normal fluctuations within the approved tolerances of risk management strategy. While the sensitivity analysis presented is Ford Credit's best estimate of the impacts of specified assumed interest rate scenarios, the model Ford Credit uses for this analysis is heavily dependent on assumptions, so that actual results could differ from those projected. Embedded in the model Ford Credit uses are assumptions regarding the reinvestment of maturing asset principal, refinancing of maturing debt, and predicted repayment of retail installment sale and lease contracts ahead of contractual maturity. Ford Credit's repayment projections of retail installment sale and lease contracts ahead of contractual maturity are based on historical experience. If interest rates or other factors were to change, the actual prepayment experience could be different than projected.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)

Additionally, interest rate changes of one percentage point or more are rarely instantaneous or parallel, and rates could move more or less than the one percentage point assumed in Ford Credit's analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above. The model used to conduct this analysis also relies heavily on assumptions regarding the reinvestment of maturing asset principal, refinancing of maturing debt, and predicted repayment of sale and lease contracts ahead of contractual maturity.

The fair value of Ford Credit's net derivative financial instruments (derivative assets less derivative liabilities) as reported in Note 20 of the Notes to the Financial Statements as of December 31, 2005 was $1.9 billion. This was approximately $4.2 billion lower than a year ago. This decrease primarily reflects weakening of foreign currencies relative to the U.S. dollar (primarily Euro, British Pound and Yen), the maturity of swaps that were in the money, and lower mark-to-market adjustments resulting from interest rate changes. For additional information on Ford Credit derivatives, please refer to the "Financial Services Sector" discussion in Note 20 of the Notes to the Financial Statements.

ITEM 8.   Financial Statements and Supplementary Data

The information in Item 8 has been adjusted solely to reflect the impact of the restatement on our financial results as more fully described in Note 28 of the Notes to the Financial Statements contained in this item and does not reflect any subsequent information or events occurring after the date of the Original Filing or update any disclosure herein to reflect the passage of time since the date of the Original Filing.

Our Financial Statements, the accompanying Notes to the Financial Statements, the Report of Independent Registered Public Accounting Firm, the Financial Statement Schedules and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule that are filed as part of this Report are listed under "Item 15. Exhibits and Financial Statement Schedules" and are set forth on pages FS-1 through FS-59 and FSS-1 and FSS-2 immediately following the signature pages of this Report.

Selected quarterly financial data for 2005 and 2004 is in Note 26 of the Notes to the Financial Statements.

ITEM 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The information in Item 9 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

None.

ITEM 9A.   Controls and Procedures

RESTATEMENT OF FINANCIAL STATEMENTS

In October 2006, we reviewed our application of paragraph 68 of SFAS No. 133 and its use at Ford Credit. One of the general requirements of SFAS No. 133 is that hedge accounting is appropriate only for those hedging relationships that a company expects will be highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged. To determine whether transactions satisfy this requirement, companies must periodically assess the effectiveness of hedging relationships both prospectively and retrospectively. Paragraph 68 of SFAS No. 133 ("Paragraph 68") contains an exception from these periodic assessment requirements in the form of an "assumption of no ineffectiveness" for certain hedges of interest rate risk that involve interest rate swaps and recognized interest-bearing assets or liabilities. The exception identifies the specific requirements for the derivative and hedged items that must be met, such as a derivative fair value of zero at inception of the hedging relationship, matching maturity dates, and contemporaneous formal documentation.

Based on our review, we concluded that all of our interest rate swaps were and continue to be highly effective economic hedges; nearly all of these transactions, however, failed to meet the requirements set forth in Paragraph 68, primarily because:

•	Transactions that we designated as fair value hedges involved interest rate swaps hedging the back-end of debt instruments or involved longer-than-normal settlement periods.

•	We paid or received fees when entering into a derivative contract or upon changing counterparties.

•	Interest rate swaps included terms that did not exactly match the terms of the debt, including prepayment optionality.

Although we now have determined that the hedging relationships at issue in this restatement did not meet the specific criteria for an assumption of no ineffectiveness pursuant to Paragraph 68, we are precluded by SFAS No. 133 from retroactively performing full effectiveness testing in order to apply hedge accounting. Accordingly, we have restated our results to reflect the changes in fair value of these instruments as derivative gains and losses during the affected periods, without recording any offsetting change in the value of the debt they were economically hedging.

As a result of the foregoing, we are restating herein our historical balance sheets as of December 31, 2005 and 2004; our statements of income, cash flows and stockholders’ equity for the years ending 2005, 2004, and 2003; and selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

Changes in the fair value of interest rate swaps are driven primarily by changes in interest rates. We have long-term interest rate swaps with large notional balances, many of which are "receive-fixed, pay-float" interest rate swaps. Such swaps increase in value when interest rates decline, and decline in value when interest rates rise. As a result, changes in interest rates cause substantial volatility in the fair values that must be recognized in earnings. In 2001 and 2002, when interest rates were trending lower, we recognized large derivative gains in our restated financial data. The upward trend in interest rates from 2003 through 2005 caused our interest rate swaps to decline in value, resulting in the recognition of derivative losses for these periods.

The cumulative effect of our restatement for these interest rate swaps is a decrease in debt value and an offsetting increase in net income and equity. As a result, we recognized additional pre-tax income/(loss) of $(873) million, $(769) million, $(990) million, $2.6 billion, and $1.1 billion in 2005, 2004, 2003, 2002 and 2001, respectively.

Management has determined that the control deficiency relating to the application of the assumption of no ineffectiveness pursuant to Paragraph 68 (which gave rise to this restatement) constituted a material weakness in our internal control over financial reporting.

ITEM 9A. Controls and Procedures (continued)

In light of this material weakness, management:

•
Restated our results for the affected periods to reflect the changes in fair value of certain derivative transactions as gains and losses through earnings, without any offsetting change in the value of the debt they were economically hedging; and

•	De-designated all remaining derivative transactions to which we had applied the exception set forth in Paragraph 68.

Subsequent to the completion of our originally-filed financial statements for each period being restated, we identified adjustments that should have been recorded in these earlier periods. Upon identification, we determined these adjustments to be immaterial, individually and in the aggregate, to our originally-filed financial statements, and generally recognized these adjustments ("out-of-period" adjustments) in the periods in which they were identified. Because the Ford Credit interest rate swap adjustment has required a restatement, we also are reversing these out-of-period adjustments and recording them in the proper periods.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the restatement, under the direction of our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO"), we reevaluated the assessment of our disclosure controls and procedures. We identified the material weakness in our internal control over financial reporting with respect to application of the assumption of no ineffectiveness to certain derivative transactions that did not meet the specific criteria set forth in Paragraph 68, as described above in Restatement of Financial Statements and below in "Management's Report on Internal Control over Financial Reporting".

Solely as a result of this material weakness, we, including our CEO and CFO, have now concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

In connection with this 2005 Form 10-K/A Report, under the direction of our CEO and CFO, we have again evaluated the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and have concluded that, including the remedial actions described below in "Remediation of a Material Weakness in Internal Control Over Financial Reporting," as of November 14, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

REMEDIATION OF A MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We are confident that, as of the date of this filing, we have fully remediated the material weakness in our internal control over financial reporting with respect to accounting for derivatives that we accounted for pursuant to Paragraph 68. Our remediation actions included:

•
Review of all hedging contracts, utilizing revised documentation requirements and additional criteria consistent with the application of Paragraph 68, and recorded accounting adjustments as appropriate;

•
Issuance of a corporate directive on October 27, 2006 to suspend use of the application of Paragraph 68 going forward. This directive also de-designated all those derivative transactions in valid hedge relationships that met the requirements of Paragraph 68.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (as restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or because the degree of compliance with policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005. The assessment was based on criteria established in the framework Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment excluded our acquisition on October 1, 2005 of operations of ACH as described in Note 4 of the Notes to the Financial Statements. As noted, ACH is a subsidiary controlled and managed by Ford, whose total assets and total revenues represented less than 1% of the corresponding consolidated financial statement amounts as of and for the year ended December 31, 2005.

ITEM 9A. Controls and Procedures (continued)

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we did not maintain effective controls over the accounting for certain derivative transactions.

Specifically, we did not maintain effective controls to ensure that the applicable conditions existed to assume no ineffectiveness for certain interest rate derivative transactions, in accordance with generally accepted accounting principles. This control deficiency resulted in an amendment of our Annual Report on Form 10-K for the year ended December 31, 2005, in order to restate the consolidated financial statements for 2005, 2004, and 2003, and each of the quarters in 2005 and 2004; as well as the restatement of the first two quarters of 2006. Additionally, this control deficiency could result in misstatements of the interest expense and debt accounts that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2005, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2005. Solely as a result of the material weakness described above, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2005, based on the criteria in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Accordingly, management has restated its report on internal control over financial reporting.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual report on Form 10-K/A.

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

ITEM 9B.   Other Information

The information in Item 9B included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

None.

PART III

ITEM 10.   Directors and Executive Officers of Ford

The information in Item 10 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

ITEM 11.   Executive Compensation

The information in Item 11 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

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

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management

The information in Item 12 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

The information required by Item 12 is incorporated by reference from the information under the captions "Equity Compensation Plan Information" and "Management Stock Ownership" in our Proxy Statement.

ITEM 13.   Certain Relationships and Related Transactions

The information in Item 13 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

The information required by Item 13 is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" in our Proxy Statement.

ITEM 14.   Principal Accounting Fees and Services

The information in Item 14 included in the Original Filing has not been updated for information or events occurring after the date of the Original Filing and has not been updated to reflect the passage of time since the date of the Original Filing.

The information required by Item 14 is incorporated by reference from the information under the caption "Audit Committee Report" in our Proxy Statement.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a) 1. Financial Statements - Ford Motor Company and Subsidiaries

The following are contained in this 2005 10-K Report:

•	Consolidated Statement of Income and Sector Statement of Income for the years ended December 31, 2005, 2004, and 2003.

•	Consolidated Balance Sheet and Sector Balance Sheet at December 31, 2005 and 2004.

•	Consolidated Statement of Cash Flows and Sector Statement of Cash Flows for the years ended December 31, 2005, 2004, and 2003.

•	Consolidated Statement of Stockholders' Equity for the years ended December 31, 2005, 2004, and 2003.

•	Notes to the Financial Statements.

•	Report of Independent Registered Public Accounting Firm.

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

(a) 3. Exhibits

Designation	Description	Method of Filing
Exhibit 2	Stock Purchase Agreement dated as of September 12, 2005 between CCMG Holdings, Inc., Ford Holdings LLC and Ford Motor Company.	Filed as Exhibit 2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.*

Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000.*

Exhibit 3-B	By-Laws as amended through March 10, 2005.	Filed as Exhibit 3-B to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-A	Amended and Restated Profit Maintenance Agreement, dated as of January 1, 2002, between Ford and Ford Credit.	Filed as Exhibit 10-A to our Annual Report on Form 10-K for the year ended December 31, 2001.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing

Exhibit 10-B	Executive Separation Allowance Plan as amended through January 1, 2005 for separations on or after January 1, 1981.**	Filed as Exhibit 10-B to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-C	Deferred Compensation Plan for Non- Employee Directors, as amended and restated as of January 1, 2005.**	Filed as Exhibit 10-D to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-D	Benefit Equalization Plan, as amended as of January 1, 2005.**	Filed as Exhibit 10-E to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-D-1	Amendment to Benefit Equalization Plan, adopted in October 2002 and effective as of November 1, 2001.**	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

Exhibit 10-E	Description of financial counseling services provided to certain executives.**	Filed as Exhibit 10-F to Ford's Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit 10-F	Supplemental Executive Retirement Plan, as amended through January 1, 2005.**	Filed as Exhibit 10-G to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-G	Restricted Stock Plan for Non-Employee Directors adopted by the Board of Directors on November 10, 1988.**	Filed as Exhibit 10-P to our Annual Report on Form 10-K for the year ended December 31, 1988.*

Exhibit 10-G-1	Amendment to Restricted Stock Plan for Non-Employee Directors, effective as of August 1, 1996.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.*

Exhibit 10-G-2	Amendment to Restricted Stock Plan for Non-Employee Directors, effective as of July 1, 2004.**	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

Exhibit 10-G-3	Description of Director Compensation.**	Filed with this Report.

Exhibit 10-H	1990 Long-Term Incentive Plan, amended as of June 1, 1990.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 1990.*

Exhibit 10-H-1	Amendment to 1990 Long-Term Incentive Plan, effective as of October 1, 1990.**	Filed as Exhibit 10-P-1 to our Annual Report on Form 10-K for the year ended December 31, 1991.*

Exhibit 10-H-2	Amendment to 1990 Long-Term Incentive Plan, effective as of March 8, 1995.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.*

Exhibit 10-H-3	Amendment to 1990 Long-Term Incentive Plan, effective as of October 1, 1997.**	Filed as Exhibit 10-M-3 to our Annual Report on Form 10-K for the year ended December 31, 1997.*

Exhibit 10-H-4	Amendment to 1990 Long-Term Incentive Plan, effective as of January 1, 1998.**	Filed as Exhibit 10-M-4 to our Annual Report on Form 10-K for the year ended December 31, 1997.*

Exhibit 10-I	Description of Matching Gift Program and Vehicle Evaluation Program for Non-Employee Directors.**	Filed with this Report.

Exhibit 10-J	Non-Employee Directors Life Insurance and Optional Retirement Plan (as amended as of January 1, 2005).**	Filed as Exhibit 10-K to our Annual Report on Form 10-K for the year ended December 31, 2004.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing

Exhibit 10-K	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity.**	Filed as Exhibit 10-S to our Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit 10-L	Agreement dated December 10, 1992 between Ford and William C. Ford.**	Filed as Exhibit 10-T to our Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit 10-M	Select Retirement Plan, as amended through January 1, 2005.**	Filed as Exhibit 10-N to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-N	Deferred Compensation Plan, as amended and restated as of December 7, 2005.**	Filed with this Report.

Exhibit 10-O	Annual Incentive Compensation Plan, as amended and restated as of January 1, 2000.**	Filed as Exhibit 10-T to our Annual Report on Form 10-K for the year ended December 31, 1999.*

Exhibit 10-O-1	Annual Incentive Compensation Plan Metrics for 2006.**	Filed with this Report.

Exhibit 10-P	1998 Long-Term Incentive Plan, as amended and restated effective as of January 1, 2003.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit 10-P-1	Amendment to Ford Motor Company 1998 Long-Term Incentive Plan (effective as of January 1, 2006).**	Filed with this Report.

Exhibit 10-P-2	Form of Stock Option Agreement (NQO) with Terms and Conditions.**	Filed with this Report.

Exhibit 10-P-3	Form of Stock Option Agreement (ISO) with Terms and Conditions.**	Filed with this Report.

Exhibit 10-P-4	Form of Stock Option Agreement (U.K. NQO) with Terms and Conditions.**	Filed with this Report.

Exhibit 10-P-5	Performance Stock Rights Description for 2005-2007 Performance Period.**	Filed as Exhibit 10-Q-4 to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-P-6	Performance Stock Rights Description for 2006-2008 Performance Period.**	Filed with this Report.

Exhibit 10-P-7	Form of Final Award Notification Letter For 2003-2005 Performance Period.**	Filed with this Report.

Exhibit 10-P-8	Form of Restricted Stock Equivalent Grant Letter.**	Filed as Exhibit 10-Q-6 to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-P-9	Form of Performance-Based Restricted Stock Equivalent Opportunity Letter for 2005.**	Filed as Exhibit 10-Q-7 to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-P-10	Form of Performance-Based Restricted Stock Equivalent Opportunity Letter for 2006.**	Filed with this Report.

Exhibit 10-P-11	Form of Restricted Stock Grant Letter.**	Filed as Exhibit 10-Q-8 to our Annual Report on Form 10-K for the year ended December 31, 2004.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing

Exhibit 10-P-12	Form of Final Award Notification Letter for 2005 Performance-Based Restricted Stock Equivalents.**	Filed with this Report.

Exhibit 10-Q	Agreement dated January 13, 1999 between Ford and Edsel B. Ford II.**	Filed as Exhibit 10-X to our Annual Report on Form 10-K for the year ended December 31, 1998.*

Exhibit 10-R	Agreement between Ford Motor Company and Ford Motor Credit Company dated as of October 18, 2001.	Filed as Exhibit 10 to our Current Report on Form 8-K dated October 18, 2001.*

Exhibit 10-S	Agreement between Ford and Carl Reichardt, entered into in June 2002.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.*

Exhibit 10-T	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2003.*

Exhibit 10-U	Form of Special 2006-2008 Retention Incentive Opportunity Letter.**	Filed with this Report.

Exhibit 10-V	Form of Special 2006 Performance Incentive Opportunity Letter.**	Filed with this Report.

Exhibit 10-W	Agreement dated April 28, 2004 between Ford Motor Company and David W. Thursfield.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

Exhibit 10-W-1	Amendment dated June 4, 2004 to Agreement dated April 28, 2004 between Ford Motor Company and David W. Thursfield.**	Filed as Exhibit 10.2 to Ford's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.*

Exhibit 10-X	Arrangement between Ford Motor Company and Allan Gilmour dated January 28, 2005.**	Filed as Exhibit 10-Y to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-Y	Arrangement between Ford Motor Company and Nicholas V. Scheele dated December 10, 2004.**	Filed as Exhibit 10-Z to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-Y-1	Agreement between Ford Motor Company and Nicholas V. Scheele dated December 10, 2004.**	Filed as Exhibit 10-Z-1 to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-Z	Arrangement between Ford Motor Company and James J. Padilla.**	Filed with this Report.

Exhibit 10-AA	Arrangement between Ford Motor Company and William Clay Ford, Jr. dated May 11, 2005.**	Filed with our Current Report on Form 8-K dated May 11, 2005.

Exhibit 10-AA-1	Arrangement between Ford Motor Company and William Clay Ford, Jr. dated February 27, 2006.**	Filed with this Report.

Exhibit 10-BB	Arrangement between Ford Motor Company and Greg C. Smith dated February 10, 2006.**	Filed with this Report.

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing

Exhibit 10-BB-1	Agreement between Ford Motor Company and Greg C. Smith dated February 10, 2006.**	Filed with this Report.

Exhibit 10-CC	Agreement between Ford Motor Company and Mark Fields dated October 5, 2005.**	Filed with this Report.

Exhibit 10-DD	Description of Company Practices regarding Club Memberships for Executives.**	Filed with this Report.

Exhibit 12	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed with this Report.

Exhibit 21	List of Subsidiaries of Ford as of February 22, 2006.	Filed with this Report.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.

Exhibit 24	Powers of Attorney.	Filed with this Report.

Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.
__________

*	Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated).

**	Management contract or compensatory plan or arrangement.

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

This signature page has been updated to reflect our current Board of Directors and certain principal officers.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ford has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORD MOTOR COMPANY

By:	/s/ PETER J. DANIEL
Peter J. Daniel
Senior Vice President and Controller

Date: November 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated.

Signature	Title	Date

WILLIAM CLAY FORD, JR.*	Director, Chairman of the Board, Executive Chairman and	Nov. 14, 2006
William Clay Ford, Jr.	Chair of the Office of the Chairman and Chief Executive Committee

/s/ALAN MULALLY	Director, President and Chief Executive Officer	Nov. 14, 2006
Alan Mulally	(principal executive officer)

JOHN R. H. BOND*	Director	Nov. 14, 2006
John R. H. Bond

STEPHEN G. BUTLER*	Director and Chair of the Audit Committee	Nov. 14, 2006
Stephen G. Butler

KIMBERLY A. CASIANO*	Director	Nov. 14, 2006
Kimberly A. Casiano

EDSEL B. FORD II*	Director	Nov. 14, 2006
Edsel B. Ford II

IRVINE O. HOCKADAY, JR.*	Director	Nov. 14, 2006
Irvine O. Hockaday, Jr.

RICHARD A. MANOOGIAN*	Director and Acting Chair of the Compensation Committee	Nov. 14, 2006
Richard A. Manoogian

ELLEN R. MARRAM*	Director and Chair of the Nominating and	Nov. 14, 2006
Ellen R. Marram	Governance Committee

HOMER A. NEAL*	Director and Chair of the Environmental and	Nov. 14, 2006
Homer A. Neal	Public Policy Committee

JORMA OLLILA*	Director	Nov. 14, 2006
Jorma Ollila

JOHN L. THORNTON*	Director	Nov. 14, 2006
John L. Thornton

/s/DONAT R. LECLAIR, JR.	Executive Vice President and Chief Financial Officer	Nov. 14, 2006
Donat R. Leclair, Jr.	(principal financial officer)

/s/PETER J. DANIEL	Senior Vice President and Controller	Nov. 14, 2006
Peter J. Daniel	(principal accounting officer)

*By: /s/ PETER J. SHERRY, JR.		Nov. 14, 2006
(Peter J. Sherry, Jr.) Attorney-in-Fact

[This page intentionally left blank]

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Years Ended December 31, 2005, 2004 and 2003
(in millions, except per share amounts)

	RESTATED - SEE NOTE 28
	2005	2004	2003
Sales and revenues
Automotive sales	$153,474	$147,119	$139,433
Financial Services revenues	23,422	25,197	26,662
Total sales and revenues	176,896	172,316	166,095
Costs and expenses
Cost of sales	144,924	135,755	130,278
Selling, administrative and other expenses	24,622	24,012	24,453
Interest expense	8,417	8,471	9,173
Financial Services provision for credit and insurance losses	483	1,212	2,248
Total costs and expenses	178,446	169,450	166,152
Automotive interest income and other non-operating income/(expense), net	1,249	988	897
Automotive equity in net income/(loss) of affiliated companies	285	255	74
Gain on sale of The Hertz Corporation ("Hertz") (Note 4)	1,095	—	—
Income/(loss) before income taxes	1,079	4,109	914
Provision for/(benefit from) income taxes (Note 3)	(845)	643	(46)
Income/(loss) before minority interests	1,924	3,466	960
Minority interests in net income/(loss) of subsidiaries	280	282	314
Income/(loss) from continuing operations	1,644	3,184	646
Income/(loss) from discontinued operations (Note 4)	47	(146)	(143)
Income/(loss) before cumulative effects of changes in accounting principles	1,691	3,038	503
Cumulative effects of changes in accounting principles (Notes 27 and 17)	(251)	—	(264)
Net income/(loss)	$1,440	$3,038	$239

Average number of shares of Common and Class B stock outstanding	1,846	1,830	1,832

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 18)
Basic income/(loss)
Income/(loss) from continuing operations	$0.89	$1.74	$0.35
Income/(loss) from discontinued operations	0.03	(0.08)	(0.08)
Cumulative effects of changes in accounting principles	(0.14)	—	(0.14)
Net income/(loss)	$0.78	$1.66	$0.13

Diluted income/(loss)
Income/(loss) from continuing operations	$0.87	$1.59	$0.35
Income/(loss) from discontinued operations	0.02	(0.07)	(0.08)
Cumulative effects of changes in accounting principles	(0.12)	—	(0.14)
Net income/(loss)	$0.77	$1.52	$0.13

Cash dividends	$0.40	$0.40	$0.40

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF INCOME
For the Years Ended December 31, 2005, 2004 and 2003
(in millions, except per share amounts)

	RESTATED - SEE NOTE 28
	2005	2004	2003
AUTOMOTIVE
Sales	$153,474	$147,119	$139,433
Costs and expenses
Cost of sales	144,924	135,755	130,278
Selling, administrative and other expenses	12,738	11,564	10,190
Total costs and expenses	157,662	147,319	140,468
Operating income/(loss)	(4,188)	(200)	(1,035)

Interest expense	1,220	1,221	1,323

Interest income and other non-operating income/(expense), net	1,249	988	897
Equity in net income/(loss) of affiliated companies	285	255	74
Income/(loss) before income taxes — Automotive	(3,874)	(178)	(1,387)

FINANCIAL SERVICES
Revenues	23,422	25,197	26,662
Costs and expenses
Interest expense	7,197	7,250	7,850
Depreciation	5,854	6,618	8,771
Operating and other expenses	6,030	5,830	5,492
Provision for credit and insurance losses	483	1,212	2,248
Total costs and expenses	19,564	20,910	24,361
Gain on sale of Hertz (Note 4)	1,095	—	—
Income/(loss) before income taxes — Financial Services	4,953	4,287	2,301

TOTAL COMPANY
Income/(loss) before income taxes	1,079	4,109	914
Provision for/(benefit from) income taxes (Note 3)	(845)	643	(46)
Income/(loss) before minority interests	1,924	3,466	960
Minority interests in net income/(loss) of subsidiaries	280	282	314
Income/(loss) from continuing operations	1,644	3,184	646
Income/(loss) from discontinued operations (Note 4)	47	(146)	(143)
Income/(loss) before cumulative effects of changes in accounting principles	1,691	3,038	503
Cumulative effects of changes in accounting principles (Note 27 and 17)	(251)	—	(264)
Net income/(loss)	$1,440	$3,038	$239

Average number of shares of Common and Class B stock outstanding	1,846	1,830	1,832

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 18)
Basic income/(loss)
Income/(loss) from continuing operations	$0.89	$1.74	$0.35
Income/(loss) from discontinued operations	0.03	(0.08)	(0.08)
Cumulative effects of changes in accounting principles	(0.14)	—	(0.14)
Net income/(loss)	$0.78	$1.66	$0.13

Diluted income/(loss)
Income/(loss) from continuing operations	$0.87	$1.59	$0.35
Income/(loss) from discontinued operations	0.02	(0.07)	(0.08)
Cumulative effects of changes in accounting principles	(0.12)	—	(0.14)
Net income/(loss)	$0.77	$1.52	$0.13

Cash dividends	$0.40	$0.40	$0.40

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	RESTATED - SEE NOTE 28
	December 31, 2005	December 31, 2004
ASSETS
Cash and cash equivalents	$28,410	$22,831
Marketable securities (Note 5)	10,672	8,946
Loaned securities (Note 5)	3,461	1,058
Finance receivables, net	105,975	109,563
Other receivables, net	8,536	5,895
Net investment in operating leases (Note 12)	27,099	25,564
Retained interest in sold receivables (Note 13)	1,420	9,178
Inventories (Note 6)	10,271	10,748
Equity in net assets of affiliated companies	2,579	2,835
Net property (Note 8)	40,677	43,303
Deferred income taxes	5,880	6,616
Goodwill and other intangible assets (Note 10)	5,945	6,394
Assets of discontinued/held-for-sale operations	—	16,346
Other assets	18,534	26,210
Total assets	$269,459	$295,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables	$22,910	$22,030
Accrued liabilities and deferred revenue (Note 15)	73,047	73,614
Debt (Note 16)	153,278	162,425
Deferred income taxes	5,660	7,627
Liabilities of discontinued/held-for-sale operations	—	11,477
Total liabilities	254,895	277,173

Minority interests	1,122	877

Stockholders' equity
Capital stock (Note 18)
Common Stock, par value $0.01 per share (1,837 million shares issued; 6,000 million shares authorized)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued; 530 million shares authorized)	1	1
Capital in excess of par value of stock	4,872	5,321
Accumulated other comprehensive income/(loss)	(3,680)	1,463
Treasury stock	(833)	(1,728)
Earnings retained for use in business	13,064	12,362
Total stockholders' equity	13,442	17,437
Total liabilities and stockholders' equity	$269,459	$295,487

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET
(in millions)
	RESTATED - SEE NOTE 28
	December 31,2005	December 31, 2004
ASSETS
Automotive
Cash and cash equivalents	$13,392	$10,142
Marketable securities (Note 5)	6,860	8,291
Loaned securities (Note 5)	3,461	1,058
Total cash, marketable and loaned securities	23,713	19,491
Receivables, less allowances of $298 and $388	3,075	2,898
Inventories (Note 6)	10,271	10,748
Deferred income taxes	1,249	2,244
Other current assets	8,177	8,916
Total current assets	46,485	44,297
Equity in net assets of affiliated companies	1,756	1,907
Net property (Note 8)	40,349	42,894
Deferred income taxes	10,999	8,357
Goodwill and other intangible assets (Note 10)	5,928	6,374
Assets of discontinued/held-for-sale operations	—	188
Other assets	8,308	9,234
Total Automotive assets	113,825	113,251
Financial Services
Cash and cash equivalents	15,018	12,689
Investments in securities (Note 5)	3,812	655
Finance receivables, net (Note 11)	111,436	112,560
Net investment in operating leases (Note 12)	22,951	22,652
Retained interest in sold receivables (Note 13)	1,420	9,178
Goodwill and other intangible assets (Note 10)	17	20
Assets of discontinued/held-for-sale operations	—	16,158
Other assets	7,457	12,523
Receivable from Automotive (Note 1)	83	2,753
Total Financial Services assets	162,194	189,188
Intersector elimination	(83)	(2,753)
Total assets	$275,936	$299,686

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables	$16,637	$16,065
Other liabilities	4,222	4,269
Accrued liabilities and deferred revenue (Note 15)	28,829	29,693
Deferred income taxes	804	877
Debt payable within one year (Note 16)	978	977
Current payable to Financial Services (Note 1)	83	1,382
Total current liabilities	51,553	53,263
Long-term debt (Note 16)	16,900	17,250
Other liabilities (Note 15)	38,639	37,105
Deferred income taxes	586	312
Liabilities of discontinued/held-for-sale operations	—	46
Payable to Financial Services (Note 1)	—	1,371
Total Automotive liabilities	107,678	109,347
Financial Services
Payables	2,051	1,696
Debt (Note 16)	135,400	144,198
Deferred income taxes	10,747	10,637
Other liabilities and deferred income	5,579	6,816
Liabilities of discontinued/held-for-sale operations	—	11,431
Total Financial Services liabilities	153,777	174,778

Minority Interests	1,122	877

Stockholders' equity
Capital stock (Note 18)
Common Stock, par value $0.01 per share (1,837 million shares issued; 6,000 million shares authorized)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued; 530 million shares authorized)	1	1
Capital in excess of par value of stock	4,872	5,321
Accumulated other comprehensive income/(loss)	(3,680)	1,463
Treasury stock	(833)	(1,728)
Earnings retained for use in business	13,064	12,362
Total stockholders' equity	13,442	17,437
Intersector elimination	(83)	(2,753)
Total liabilities and stockholders' equity	$275,936	$299,686

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(in millions)

	RESTATED - SEE NOTE 28
	2005	2004	2003
Cash flows from operating activities of continuing operations
Net cash flows from operating activities (Note 21)	$20,387	$21,683	$15,573

Cash flows from investing activities of continuing operations
Capital expenditures	(7,517)	(6,738)	(7,726)
Acquisitions of retail and other finance receivables and operating leases	(54,024)	(63,284)	(59,503)
Collections of retail and other finance receivables and operating leases	48,257	51,002	44,472
Net acquisitions of daily rental vehicles	(1,552)	(2,192)	(1,517)
Purchases of securities	(11,883)	(11,767)	(22,020)
Sales and maturities of securities	8,735	16,648	16,433
Proceeds from sales of retail and other finance receivables and operating leases	17,288	6,481	18,401
Proceeds from sale of businesses	7,937	537	1,702
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(1,255)	(39)	(10)
Cash paid for acquisitions	(2,031)	(30)	—
Cash recognized on initial consolidation of joint ventures	—	—	256
Other	1,849	2,292	3,304
Net cash (used in)/provided by investing activities	5,804	(7,090)	(6,208)

Cash flows from financing activities of continuing operations
Cash dividends	(738)	(733)	(733)
Net sales/(purchases) of Common Stock	325	(151)	9
Changes in short-term debt	(8,713)	4,885	1,286
Proceeds from issuance of other debt	24,559	22,223	23,086
Principal payments on other debt	(36,080)	(36,000)	(28,765)
Other	(153)	(136)	(98)
Net cash (used in)/provided by financing activities	(20,800)	(9,912)	(5,215)

Effect of exchange rate changes on cash	(496)	505	811

Net increase/(decrease) in cash and cash equivalents from continuing operations	4,895	5,186	4,961

Cash from discontinued operations
Cash flows from operating activities of discontinued operations	54	316	308
Cash flows from investing activities of discontinued operations	(49)	(320)	(280)
Cash flows from financing activities of discontinued operations	—	—	(6)

Net increase/(decrease) in cash and cash equivalents	$4,900	$5,182	$4,983

Cash and cash equivalents at January 1	$22,831	$17,675	$13,124
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	679	653	221
Net increase/(decrease) in cash and cash equivalents	4,900	5,182	4,983
Less: cash and cash equivalents of discontinued/held-for-sale operations at December 31	—	(679)	(653)
Cash and cash equivalents at December 31	$28,410	$22,831	$17,675

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(in millions)

	RESTATED - SEE NOTE 28
	2005		2004		2003
	Automotive	Financial Services	Automotive	Financial Services	Automotive	Financial Services
Cash flows from operating activities of continuing operations
Net cash flows from operating activities (Note 21)	$5,433	$6,912	$6,963	$7,963	$2,955	$11,042

Cash flows from investing activities of continuing operations
Capital expenditures	(7,123)	(394)	(6,280)	(458)	(7,347)	(379)
Acquisitions of retail and other finance receivables and operating leases	—	(54,024)	—	(63,284)	—	(59,503)
Collections of retail and other finance receivables and operating leases	—	48,245	—	51,220	—	44,114
Net (increase)/decrease in wholesale receivables	—	4,751	—	2,882	—	956
Net acquisitions of daily rental vehicles	—	(1,988)	—	(2,492)	—	(1,505)
Purchases of securities	(5,714)	(6,169)	(7,590)	(4,177)	(8,925)	(13,095)
Sales and maturities of securities	5,106	3,629	7,615	9,033	8,673	7,760
Proceeds from sales of retail and other finance receivables and operating leases	—	17,288	—	6,481	—	18,401
Proceeds from sale of wholesale receivables	—	3,739	—	3,957	—	966
Proceeds from sale of businesses	280	7,657	125	412	77	1,625
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	—	(1,255)	(26)	(13)	(10)	—
Net investing activity with Financial Services	8,407	—	4,361	—	3,708	—
Cash paid for acquisitions	(2,031)	—	(30)	—	—	—
Cash recognized on initial consolidation of joint ventures	—	—	—	—	256	—
Other	387	1,462	107	2,185	684	2,620
Net cash (used in)/provided by investing activities	(688)	22,941	(1,718)	5,746	(2,884)	1,960

Cash flows from financing activities of continuing operations
Cash dividends	(738)	—	(733)	—	(733)	—
Net sales/(purchases) of Common Stock	325	—	(151)	—	9	—
Changes in short-term debt	(115)	(8,598)	(342)	5,227	(237)	1,523
Proceeds from issuance of other debt	385	24,174	469	21,754	1,144	21,942
Principal payments on other debt	(758)	(35,322)	(2,564)	(33,436)	(1,082)	(27,683)
Net financing activity with Automotive	—	(8,407)	—	(4,361)	—	(3,708)
Other	(177)	24	(39)	(97)	(15)	(83)
Net cash (used in)/provided by financing activities	(1,078)	(28,129)	(3,360)	(10,913)	(914)	(8,009)

Effect of exchange rate changes on cash	(23)	(473)	117	388	260	551
Net change in intersector receivables/payables and other liabilities	(394)	394	1,258	(1,258)	1,186	(1,186)
Net increase/(decrease) in cash and cash equivalents from continuing operations	3,250	1,645	3,260	1,926	603	4,358

Cash from discontinued operations
Cash flows from operating activities of discontinued operations	(17)	71	(148)	464	26	282
Cash flows from investing activities of discontinued operations	17	(66)	137	(457)	(4)	(276)
Cash flows from financing activities of discontinued operations	—	—	—	—	(6)	—

Net increase/(decrease) in cash and cash equivalents	$3,250	$1,650	$3,249	$1,933	$619	$4,364

Cash and cash equivalents at January 1	$10,142	$12,689	$6,856	$10,819	$6,243	$6,881
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	679	37	616	31	190
Net increase/(decrease) in cash and cash equivalents	3,250	1,650	3,249	1,933	619	4,364
Less: cash and cash equivalents of discontinued/held-for-sale operations at December 31	—	—	—	(679)	(37)	(616)
Cash and cash equivalents at December 31	$13,392	$15,018	$10,142	$12,689	$6,856	$10,819

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(in millions)

			RESTATED - SEE NOTE 28
		Capital in		Accumulated Other Comprehensive
		Excess		Income/(Loss)
		of Par		Foreign	Minimum	Derivative
	Capital	Value of	Retained	Currency	Pension	Instruments
	Stock	Stock	Earnings	Translation	Liability	and Other	Other	Total
YEAR ENDED DECEMBER 31, 2003
Balance at beginning of year, PREVIOUSLY REPORTED	$19	$5,420	$8,659	$(1,291)	$(5,776)	$536	$(1,977)	$5,590
Prior period adjustments			1,892	109	13	29		2,043
Balance at beginning of year, RESTATED	19	5,420	10,551	(1,182)	(5,763)	565	(1,977)	7,633
Comprehensive income/(loss)
Net income			239					239
Foreign currency translation				3,188				3,188
Net gain /(loss) on derivative instruments (net of tax of $380)				(190)		896		706
Minimum pension liability (net of tax of $1,208)					2,243			2,243
Net holding gain/(loss) (net of tax of $1)						1		1
Comprehensive income/(loss)								6,377
Common Stock issued for employee benefit plans and other		(46)						(46)
ESOP loan and treasury stock							228	228
Cash dividends			(733)					(733)
Balance at end of year	$19	$5,374	$10,057	$1,816	$(3,520)	$1,462	$(1,749)	$13,459

YEAR ENDED DECEMBER 31, 2004
Balance at beginning of year	$19	$5,374	$10,057	$1,816	$(3,520)	$1,462	$(1,749)	$13,459
Comprehensive income/(loss)
Net income			3,038					3,038
Foreign currency translation				2,321				2,321
Net gain/(loss) on derivative instruments (net of tax of $76)				(125)		(16)		(141)
Minimum pension liability (net of tax of $243)					(451)			(451)
Net holding gain/(loss) (net of tax of $13)						(24)		(24)
Comprehensive income/(loss)								4,743
Common Stock issued for employee benefit plans and other		(53)						(53)
ESOP loan and Treasury stock							21	21
Cash dividends			(733)					(733)
Balance at end of year	$19	$5,321	$12,362	$4,012	$(3,971)	$1,422	$(1,728)	$17,437

YEAR ENDED DECEMBER 31, 2005
Balance at beginning of year	$19	$5,321	$12,362	$4,012	$(3,971)	$1,422	$(1,728)	$17,437
Comprehensive income/(loss)
Net income			1,440					1,440
Foreign currency translation (Note 2)				(3,684)				(3,684)
Net gain/(loss) on derivative instruments (net of tax of $527)				285		(1,264)		(979)
Minimum pension liability (net of tax of $229)					(425)			(425)
Net holding gain/(loss) (net of tax of $30)						(55)		(55)
Comprehensive income/(loss)								(3,703)
Common Stock issued for employee benefit plans and other		(449)						(449)
ESOP loan and treasury stock							895	895
Cash dividends			(738)					(738)
Balance at end of year	$19	$4,872	$13,064	$613	$(4,396)	$103	$(833)	$13,442

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. RESTATEMENT, PRINCIPLES OF PRESENTATION AND CONSOLIDATION

Restatement

On October 20, 2006, we announced that we would be restating certain financial statements. The accompanying financial statements have been restated for all periods presented. The nature of restatements and the effect on the financial statement line items are discussed in Note 28. In addition, certain disclosures in the following notes have been restated consistent with the financial statements.

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

Our financial statements include consolidated majority-owned subsidiaries and, beginning July 1, 2003, consolidated Variable Interest Entities ("VIEs") of which we are the primary beneficiary. Affiliates that we do not consolidate, but over whose operating and financial policies we have significant influence are accounted for using the equity method. See Note 2 for discussion of accounting policies.

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

Certain Transactions Between Automotive and Financial Services Sectors

Intersector transactions occur in the ordinary course of business. We formally documented certain long-standing business practices with Ford Motor Credit Company ("Ford Credit"), a wholly owned subsidiary, in a 2001 agreement. Additional details on certain transactions and the effect on each sector's balance sheet at December 31 are shown below (in billions):

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

(b)
Primarily used vehicles purchased by Ford Credit pursuant to the Automotive sector's obligation to repurchase such vehicles from daily rental car companies, including Hertz. These vehicles are subsequently sold at auction.

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

FORD MOTOR COMPANY AND SUBIDIARIES

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

Revenue Recognition — Financial Services Sector

Revenue from finance receivables is recognized using the interest method. Certain origination costs on receivables are deferred and amortized, using the interest method, over the term of the related receivable as a reduction in financing revenue. Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease. Initial direct costs related to leases are deferred and amortized over the term of the lease. The accrual of interest on receivables is discontinued at the time a receivable is determined to be uncollectible. Interest supplements paid by the Automotive sector are recognized consistent with the earnings process of the underlying receivable or operating lease.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and revenue and expenses during the periods reported. Estimates are used when accounting for certain items such as marketing accruals, warranty costs, employee benefit programs, etc. Estimates are based on historical experience, where applicable, and assumptions that management believes are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ from those estimates.

Selected Other Costs

Freight, engineering and research and development costs are included in cost of sales; advertising costs are included in selling, administrative and other expenses. Advertising, engineering and research and development costs are expensed as incurred and were as follows (in billions):

	2005	2004	2003
Advertising	$5.0	$4.7	$4.1
Engineering, research and development	8.0	7.4	7.3

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF ACCOUNTING POLICIES (Continued)

Sale of Receivables

Ford Credit sells finance receivables in securitization and whole-loan sales transactions to fund our operations and to maintain liquidity. In many of our securitization transactions, we surrender control over these assets by selling finance receivables to securitization special purpose entities ("SPEs"). Securitization entities are a common, required element of securitization transactions to meet certain legal and transaction requirements that assure that the sold assets have been isolated from our creditors and us. The securitization entities generally issue interest-bearing securities collateralized by future collections on the sold receivables.

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

Also included in net income are the gains and losses arising from transactions denominated in a currency other than the functional currency of a location, the impact of re-measuring assets and liabilities of foreign subsidiaries using U.S. dollars as their functional currency, and the results of our foreign currency hedging activities; for additional discussion of hedging activities, see Note 20. The net after-tax income effects of these adjustments were gains of $621 million, $609 million and $458 million in 2005, 2004, and 2003 respectively.

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

FORD MOTOR COMPANY AND SUBIDIARIES

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

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 3. INCOME TAXES

Components of income taxes, excluding discontinued operations, cumulative effects of changes in accounting principles and equity in net results of affiliated companies accounted for after-tax, are as follows:

	2005	2004	2003
Income/(loss) before income taxes, excluding equity in net results of affiliated companies accounted for after-tax (in millions)
U.S.	$40	$2,164	$(967)
Non-U.S.	743	1,692	1,797
Total	$783	$3,856	$830

Provision for income taxes (in millions)
Current
Federal	$26	$(119)	$(149)
Non-U.S.	764	1,038	653
State and local	43	(148)	32
Total Current	833	771	536
Deferred
Federal	(752)	643	(454)
Non-U.S	(822)	(737)	(37)
State and local	(104)	(34)	(91)
Total Deferred	(1,678)	(128)	(582)
Total	$(845)	$643	$(46)

Reconciliation of effective tax rate
U.S. tax at statutory rate	35%	35%	35%
Non-U.S. income taxes	(11)	(2)	—
State and local income taxes	(4)	—	(5)
Deductible dividends	(20)	(4)	(6)
General business credits	(15)	(4)	(18)
Dispositions and restructurings	16	—	—
Medicare prescription drug benefit	(13)	(2)	—
Repatriation of foreign earnings under The American Jobs Creation Act of 2004	(33)	—	—
Prior year settlements and claims	(50)	(7)	—
Other	(13)	1	(12)
Effective rate	(108)%	17%	(6)%
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

The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2005	2004
Deferred tax assets
Employee benefit plans	$7,142	$6,005
Dealer and customer allowances and claims	3,000	3,196
Tax credit carryforwards	2,173	2,736
Other foreign deferred tax assets	2,905	2,639
Allowance for credit losses	1,764	1,957
All other	6,227	6,037
Total gross deferred tax assets	23,211	22,570
Less: valuation allowance	(252)	(172)
Total net deferred tax assets	22,959	22,398

Deferred tax liabilities
Leasing transactions	7,736	7,913
Depreciation and amortization (excluding leasing transactions)	5,130	5,554
Finance receivables	2,849	2,859
All other	7,024	7,083
Total deferred tax liabilities	22,739	23,409
Net deferred tax assets/(liabilities)	$220	$(1,011)

FORD MOTOR COMPANY AND SUBIDIARIES

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

FORD MOTOR COMPANY AND SUBIDIARIES

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

FORD MOTOR COMPANY AND SUBIDIARIES

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

FORD MOTOR COMPANY AND SUBIDIARIES

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

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. MARKETABLE, LOANED AND OTHER SECURITIES (Continued)

Investments in marketable and loaned securities at December 31 were as follows (in millions):

	2005				2004

	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Automotive Sector
Trading	$8,028	$13	$24	$8,017	$7,648	$12	$23	$7,637
Available-for-sale
U.S. government	1,063	—	6	1,057	933	1	9	925
Mortgage-backed securities	527	1	4	524	212	2	1	213
Other debt securities	729	1	7	723	582	1	9	574
Subtotal	2,319	2	17	2,304	1,727	4	19	1,712
Total	$10,347	$15	$41	$10,321	$9,375	$16	$42	$9,349

Financial Services Sector
Trading	$2	$—	$—	$2	$2	$—	$—	$2
Available-for-sale
U.S. government	1,702	1	—	1,703	101	2	—	103
Mortgage-backed securities	282	1	4	279	184	3	—	187
Other debt securities	1,722	1	3	1,720	265	9	1	273
Equity	65	38	1	102	49	37	3	83
Subtotal	3,771	41	8	3,804	599	51	4	646
Held-to-maturity
U.S. government	6	—	—	6	7	—	—	7
Total	$3,779	$41	$8	$3,812	$608	$51	$4	$655

The proceeds and gains/(losses) from sales of available-for-sale securities were as follows (in millions):

	Proceeds			Gains/(Losses)
	2005	2004	2003	2005	2004	2003
Automotive Sector	$5,106	$7,615	$8,673	$(57)	$(12)	$9
Financial Services Sector	691	2,032	4,772	4	6	15

The amortized cost and fair value of investments in available-for-sale and held-to-maturity securities by contractual maturity for our sectors at December 31, 2005 were as follows (in millions):

	Automotive		Financial Services
	Available-for-Sale		Available-for-Sale		Held-to-Maturity
Contractual Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
1 year	$129	$129	$3,104	$3,104	$1	$1
2-5 years	1,506	1,496	180	178	3	3
6-10 years	39	38	60	59	—	—
11 years and later	118	117	80	82	1	1
Mortgage backed securities	527	524	282	279	1	1
Equity securities	—	—	65	102	—	—
Total	$2,319	$2,304	$3,771	$3,804	$6	$6

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 5. MARKETABLE, LOANED AND OTHER SECURITIES (Continued)

The fair value of our investments in an unrealized loss position at December 31, 2005, aggregated by investment category and length of time that the investments have been in a continuous loss position, are as follows (in millions):

	Less Than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Automotive Sector
U.S. government	$805	$4	$105	$2	$910	$6
Mortgage-backed securities	288	2	89	2	377	4
Other debt securities	321	2	230	5	551	7
Total	$1,414	$8	$424	$9	$1,838	$17

Financial Services Sector
U.S. government	$29	$—	$—	$—	$29	$—
Mortgage-backed securities	139	3	33	1	172	4
Other debt securities	85	1	75	2	160	3
Equity securities	3	—	2	1	5	1
Total	$256	$4	$110	$4	$366	$8

We also hold an additional $822 million investment in marketable securities at December 31, 2005 in a Voluntary Employees Beneficiary Association trust ("VEBA"), which assets are used to fund certain employee benefit obligations in the near term. These investments are recorded at fair value and included in Other assets on our balance sheet. At December 31, 2005, the fair value and unrealized loss of these assets that have been in a continuous loss position for less than twelve months was $318 million and $1 million, respectively, and the fair value and unrealized loss of these assets in a continuous loss position for twelve months or greater was $128 million and $1 million, respectively.

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

NOTE 6. INVENTORIES — AUTOMOTIVE SECTOR

Inventories at December 31 were as follows (in millions):

	2005	2004
Raw materials, work-in-process and supplies	$4,056	$3,950
Finished products	7,224	7,799
Total inventories at FIFO	11,280	11,749
Less: LIFO adjustment	(1,009)	(1,001)
Total inventories	$10,271	$10,748

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

FORD MOTOR COMPANY AND SUBIDIARIES

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

Summarized income statement information from the published Mazda's financial statements for the twelve months ended September 30, 2005, 2004, and 2003 are as follows (in millions):

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

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 8. NET PROPERTY AND RELATED EXPENSES

Net property at December 31 was as follows (in millions):

	2005	2004
Land	$697	$727
Buildings and land improvements	12,833	12,598
Machinery, equipment and other	45,680	46,364
Construction in progress	2,736	2,089
Total land, plant and equipment	61,946	61,778
Accumulated depreciation	(32,617)	(30,982)
Net land, plant and equipment	29,329	30,796
Special tools, net of amortization	11,020	12,098
Net Automotive Sector property	40,349	42,894
Net Financial Services Sector property	328	409
Total	$40,677	$43,303

Automotive sector property-related expenses were as follows (in millions):
	2005	2004	2003
Amortization of special tools	$3,976	$3,162	$2,672
Depreciation and other amortization	4,181	3,258	2,786
Total	$8,157	$6,420	$5,458

Maintenance and rearrangement	$1,895	$1,971	$1,791

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

FORD MOTOR COMPANY AND SUBIDIARIES

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

NOTE 11. FINANCE RECEIVABLES — FINANCIAL SERVICES SECTOR

Net finance receivables at December 31 were as follows (in millions):

	2005	2004
Retail	$67,928	$84,862
Wholesale	38,522	22,666
Other finance receivables	6,320	7,096
Total finance receivables	112,770	114,624
Allowance for credit losses	(1,400)	(2,136)
Other	66	72
Net finance and other receivables	$111,436	$112,560

Net finance receivables subject to fair value*	$105,481	$104,893
Fair Value	$105,004	$105,132
__________
*	December 31, 2005 and 2004, excludes $5.5 billion and $7.7 billion, respectively, of certain receivables (primarily direct financing leases) that are not financial instruments.

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

FORD MOTOR COMPANY AND SUBIDIARIES

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

FORD MOTOR COMPANY AND SUBIDIARIES

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

Retained Interest

Components of retained interest in off-balance sheet securitized assets at December 31 include (in millions):

	2005	2004
Residual interest in securitization transactions	$1,094	$768
Restricted cash held for benefit of securitization SPEs	199	503
Subordinated securities	127	875
Interest in sold wholesale receivables and other trust assets	—	6,904
Senior securities	—	128
Retained interest in securitized assets	$1,420	$9,178

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

Investment and Other Income

The following table summarizes the activity related to off-balance sheet sales of receivables reported in Revenues for the years ended December 31 (in millions):

	2005	2004	2003
Net gain on sales of receivables	$87	$160	$373
Income on interest in sold wholesale receivables and retained securities	327	588	679
Servicing fees	376	372	618
Income on residual interest and other	723	815	941
Investment and other income related to sales of receivables	$1,513	$1,935	$2,611

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

FORD MOTOR COMPANY AND SUBIDIARIES

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

Other Disclosures

The following table summarizes key assumptions used in estimating cash flows from sold retail receivables and the corresponding sensitivity of the current fair values to 10% and 20% adverse changes (in millions):

	Assumption	Impact on Fair Value Based on Adverse Change
	Percentage	10% Change	20% Change
	(annual rate)
Cash flow discount rate	11%	$(12)	$(24)
Estimated net credit loss rate	0.1% - 5.0%	(19)	(38)
Prepayment speed	0.9% - 1.5%	(3)	(6)

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

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 13. SALES OF RECEIVABLES — FINANCIAL SERVICES SECTOR (Continued)

On-Balance Sheet Securitization Special Purpose Entities

At December 31, 2005 and 2004, about $44.7 billion and $16.9 billion, respectively, of finance receivables have been sold for legal purposes to consolidated securitization SPEs. In addition, at December 31, 2005 and 2004, interests in operating leases and the related vehicles of about $6.5 billion and $2.5 billion, respectively, have been transferred for legal purposes to consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are only for repayment of debt issued by those entities, and to pay other securitization investors and other participants; they are not available to pay our other obligations or the claims of our other creditors. At December 31, 2005 and 2004, associated debt of $39.8 billion and 16.5 billion, respectively, was issued by the SPEs and includes both asset-backed commercial paper and notes payable out of collections on these receivables and interests in operating leases and the related vehicles. This debt is the legal obligation of the SPEs, but for financial statement reporting purposes is reported as debt on our balance sheet.

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

The allowance for credit losses is included in Finance receivables, net and Net investment in operating leases. Changes in the allowance for credit losses for finance receivables, investment in direct financing leases and investment in operating leases were as follows (in millions):

	2005	2004	2003
Beginning balance	$2,471	$2,977	$3,065
Provision for credit losses	167	923	1,928
Total charge-offs and recoveries
Charge-offs	(1,184)	(1,843)	(2,409)
Recoveries	478	477	475
Net charge-offs	(706)	(1,366)	(1,934)
Other changes, principally amounts related to finance receivables sold and translation adjustments	(338)	(63)	(82)
Ending balance	$1,594	$2,471	$2,977

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 15. ACCRUED LIABILITIES AND DEFERRED REVENUE (in millions)

	2005	2004
Automotive Sector
Current
Dealer and customer allowances and claims	$13,074	$14,152
Deferred revenue	5,697	4,417
Employee benefit plans	2,059	1,895
Other postretirement employee benefits	1,442	1,572
Accrued interest	1,248	1,538
Pension liability	398	69
Other	4,911	6,050
Total Automotive current	28,829	29,693
Non-current
Other postretirement employee benefits	17,778	15,306
Dealer and customer allowances and claims	7,359	7,728
Pension liability	7,156	7,639
Deferred revenue	2,130	2,188
Employee benefit plans	1,121	1,117
Other	3,095	3,127
Total Automotive non-current	38,639	37,105
Total Automotive Sector	67,468	66,798
Financial Services Sector	5,579	6,816
Total	$73,047	$73,614

NOTE 16. DEBT AND COMMITMENTS

Debt at December 31 was as follows (in millions):

	Weighted Average Rate (a)		Amount
	2005	2004	2005	2004
Automotive Sector
Debt payable within one year
Short-term	6.0%	8.6%	$251	$270
Long-term payable within one year
Senior indebtedness			727	707
Total debt payable within one year			978	977
Long-term debt
Senior indebtedness
Notes and bank debt	7.5%	7.4%	11,942	12,303
Unamortized discount			(197)	(208)
Total senior indebtedness			11,745	12,095
Subordinated indebtedness	6.5%	6.5%	5,155	5,155
Total long-term debt			16,900	17,250
Total debt			$17,878	$18,227
Fair value (b)			$13,179	$18,074
Financial Services Sector
Short-term debt
Asset-backed commercial paper (c)			$21,736	$12,612
Commercial paper			1,041	8,916
Other short-term			9,543	10,590
Total short-term debt	5.0%	2.8%	32,320	32,118
Long-term debt
Senior indebtedness
Notes payable within one year			21,460	30,086
Notes payable after one year			63,659	78,219
Unamortized discount			(63)	(70)
Asset-backed debt (d)
Notes payable within one year			5,357	624
Notes payable after one year			12,667	3,221
Total long-term debt	5.1%	4.4%	103,080	112,080
'Total debt			$135,400	$144,198
Fair value (b)			$131,233	$148,334

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. DEBT AND COMMITMENTS (Continued)

Long-term debt maturities at December 31, 2005 are as follows (in millions):

Long-term debt maturities	2006	2007	2008	2009	2010	Thereafter	Maturity Average (Years)
Automotive Sector	$727	$801	$400	$184	$663	$14,852	25
Financial Services Sector	26,817	26,065	17,507	12,483	6,687	13,521	3
__________
(a)	Includes the effect of interest rate swaps
(b)	Based on quoted market prices or current rates for similar debt with the same remaining maturities.
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

Subordinated Indebtedness

Ford Motor Company Capital Trust II, a subsidiary trust ("Trust II"), has outstanding 6.50% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $5 billion (the "Trust II Preferred Securities"). The sole assets of Trust II are $5.2 billion principal amount of 6.50% Junior Subordinated Debentures due 2032 of Ford Motor Company (the "Subordinated Debentures"). At our option, we may redeem the Subordinated Debentures, in whole or in part, on or after January 15, 2007. To the extent we redeem the Subordinated Debentures or upon the maturity of the Subordinated Debentures, Trust II is required to redeem the Trust II Preferred Securities at $50 per share plus accrued and unpaid distributions. We guarantee the payment of all distribution and other payments of the Trust II Preferred Securities to the extent not paid by Trust II, but only if and to the extent we have made a payment of interest or principal on the Subordinated Debentures. Trust II is not consolidated by us as it is a VIE in which we do not have a significant variable interest and of which we are not the primary beneficiary.

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

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 16. DEBT AND COMMITMENTS (Continued)

Additionally, at December 31, 2005, banks provided $18.7 billion of contractually committed liquidity facilities exclusively to support Ford Credit's two on-balance sheet, asset-backed commercial paper programs; $18.2 billion supported Ford Credit's retail securitization program ("FCAR") and $500 million supported the wholesale securitization program ("Motown Notes"). The FCAR and Motown Notes program must be supported by liquidity facilities equal to at least 100% and 5%, respectively, of their face amount. At December 31, 2005, about $17.7 billion of FCAR's bank credit facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. The remaining $500 million of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt. Utilization of these facilities is subject to conditions specific to each program and Ford Credit having a sufficient amount of securitizable assets. At December 31, 2005, the outstanding balances were approximately $15.3 billion for the FCAR program and $6.5 billion for the Motown Notes program.
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

FORD MOTOR COMPANY AND SUBIDIARIES

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

VIEs of which we are not the primary beneficiary:

Ford Credit has investments in certain joint ventures deemed to be VIEs of which it is not the primary beneficiary. The risks and rewards associated with Ford Credit's interests in these entities are based primarily on ownership percentages. Ford Credit's maximum exposure (approximately $182 million at December 31, 2005) to any potential losses, should they occur, associated with these VIEs is limited to its equity investments and, where applicable, receivables due from the VIEs.

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

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 18. CAPITAL STOCK AND AMOUNTS PER SHARE (Continued)

Amounts Per Share of Common and Class B Stock

The calculation of diluted income per share of Common Stock and Class B Stock takes into account the effect of obligations, such as stock options and convertible securities, considered to be potentially dilutive. Basic and diluted income/(loss) per share were calculated using the following number of shares (in millions):

	2005	2004	2003
Basic and Diluted Income/(Loss)
Basic income/(loss) from continuing operations attributable to Common Stock and Class B Stock	$1,644	$3,184	$646
Effect of dilutive convertible preferred securities	213	199	—
Diluted income/(loss) from continuing operations attributable to Common Stock and Class B Stock	$1,857	$3,383	$646
Diluted Shares
Average shares outstanding	1,846	1,830	1,832
Restricted and uncommitted-ESOP shares	(3)	(4)	(2)
Basic shares	1,843	1,826	1,830
Net dilutive options and restricted and uncommitted ESOP shares	10	18	13
Dilutive convertible preferred securities *	282	282	—
Diluted shares	2,135	2,126	1,843
__________
*	In 2003, not included in calculation of diluted earnings per share due to their antidilutive effect are 282 million shares and the related income effect for convertible preferred securities.

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

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 19. SHARE-BASED COMPENSATION (Continued)

Stock option activity was as follows:

	2005		2004		2003
Stock Option Activity	Shares (millions)	Weighted- Average Exercise Price	Shares (millions)	Weighted- Average Exercise Price	Shares (millions)	Weighted- Average Exercise Price
Outstanding, beginning of year	245.4	$19.13	234.7	$19.34	212.9	$20.88
Granted	27.6	12.46	26.7	13.46	31.3	7.93
Exercised*	(3.7)	9.14	(11.7)	10.60	(4.2)	11.06
Forfeited (including expirations)	(24.1)	17.13	(4.3)	18.68	(5.3)	19.90
Outstanding, end of year	245.2	18.72	245.4	19.13	234.7	19.34
Exercisable, end of year	191.9	20.61	183.0	21.41	161.7	21.44
__________
*	Exercised at option prices ranging from $7.40 to $12.53 during 2005, $7.55 to $12.53 during 2004, and $10.99 to $13.54 during 2003.

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

FORD MOTOR COMPANY AND SUBIDIARIES

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

The use of derivatives to manage market risk results in counterparty risk, or the risk of a counterparty defaulting on a derivative contract. We enter into master netting agreements with counterparties that usually allow for netting of certain exposures. We establish exposure limits for each counterparty to minimize risk and provide counterparty diversification. Substantially all of our counterparty exposures are with counterparties that have long-term debt ratings of single-A or better.

Automotive Sector

Cash Flow Hedges. We use forward contracts and options, which qualify as cash flow hedges, to manage our exposure to foreign currency exchange and commodity price risks. The effective portion of changes in the fair value of cash flow hedges is deferred in Accumulated other comprehensive income/(loss) ("OCI") and is recognized in Cost of sales when the hedged item affects earnings. The exchange of cash associated with these derivative transactions is reported as net cash flows from operating activities in our statements of cash flows.

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

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Net Investment Hedges. We use foreign currency contracts to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities. The change in the value of these derivatives is recorded in OCI as a foreign currency translation adjustment. Ineffectiveness related to net investment hedges was recorded in Cost of sales as gains of $20 million, losses of $2 million, and gains of $95 million in 2005, 2004, and 2003, respectively. The exchange of cash associated with these derivative transactions is reported as net cash flows from operating activities in our statements of cash flows.

Other Derivative Instruments. As previously stated, some derivatives do not qualify for hedge accounting treatment or we elect not to apply hedge accounting. In such cases, both the gains and losses are reported in Cost of sales or Interest Income and other non-operating income/(expense), net. The earnings impact primarily relates to the revaluation of foreign currency derivatives, which are substantially offset by the revaluation on foreign denominated debt, and warrants. Cash flows from derivatives not designated in hedging relationships are recorded in investing activities in our statements of cash flows.

Financial Services Sector

Ford Credit's overall risk management objective is to maximize financing income while limiting the effect of changes in foreign currencies and interest rates. Ford Credit faces exposure to currency exchange rates if a mismatch exists between the currency of its receivables and the currency of the debt funding those receivables. Ford Credit executes cross-currency swaps and foreign currency forwards to convert substantially all of the foreign currency debt obligations to the local currency of the receivables. Interest rate swaps are used to manage exposure to re-pricing risk, which arises when assets and the debt funding those assets have different re-pricing periods that consequently respond differently to interest rate changes. Regardless of hedge accounting treatment, derivative positions are used only to manage identified exposures.

Cash Flow Hedges. Ford Credit designates certain interest rate swaps as cash flow hedges to manage the cash flow fluctuations of floating-rate debt due to the changes in market interest rates. The impact to earnings associated with hedge ineffectiveness was recognized in Revenues as losses of $8 million in 2005, $8 million in 2004 and $12 million in 2003. In assessing hedge effectiveness for cash flow hedges related to interest rates, Ford Credit uses the variability of cash flows method and excludes accrued interest. Net interest settlements and accruals excluded from the assessment of hedge effectiveness were expenses of $71 million, $354 million and $482 million in 2005, 2004, and 2003, respectively, and recorded in Interest expense. While net interest settlements and accruals are excluded from hedge effectiveness testing, they are included in evaluating the overall risk management objective.

Fair Value Hedges. Ford Credit designates certain interest rate swaps and cross currency swaps as fair value hedges to manage the fair value fluctuations of fixed-rate debt due to the changes in market interest rates. Unrealized gains and losses related to derivatives in fair value hedges, along with changes in the fair value of the underlying hedged exposure are recognized and recorded in Revenues. The impact to earnings from hedge ineffectiveness was a loss of $1 million and gains of $10 million and $181 million in 2005, 2004 and 2003, respectively.

In assessing hedge effectiveness, Ford Credit excludes accrued interest on the receive and pay legs of the swaps. Net interest settlements and accrual income of $0.6 billion, $0.9 billion and $0.4 billion in 2005, 2004 and 2003, respectively, were recorded as a reduction in Interest expense. Ford Credit also excludes from the assessment of hedge effectiveness foreign exchange adjustments, representing the portion of the derivative's fair value attributable to the change in foreign currency exchange rates for the reporting period, which were unfavorable adjustments totaling $350 million in 2005 and favorable adjustments totaling $368 million and $1.3 billion in 2004 and 2003, respectively. While net settlements and foreign currency adjustments are excluded from Ford Credit's hedge effectiveness testing, they are included in evaluating the overall risk management objective. The adjustments related to the foreign currency derivatives reported above were offset by revaluation impacts on debt denominated in a currency other than the location's functional currency, which was also recorded in Revenues.

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

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Other Derivative Instruments. As previously stated, some derivatives do not qualify for hedge accounting treatment or Ford Credit elects not to apply hedge accounting. In such cases, both the gains and losses are recorded in Revenues. The earnings impact primarily relates to interest rate swaps, which are included in evaluating Ford Credit's overall risk management objective, and the revaluation of foreign currency derivatives, which are substantially offset by the revaluation on foreign denominated debt.

Ford Credit reports the cash related to all of its derivative activity, regardless of designation, in cash flows from investing activities in our statements of cash flows.

Total Company

Summary of OCI Activity. The following table summarizes activity in OCI excluding foreign currency translation adjustments on net investment hedges for both the Automotive and Financial Services sectors during the years ended December 31 (in millions):

	2005	2004	2003
Beginning of year: net unrealized gain/(loss) on derivative financial instruments	$1,221	$1,237	$341
Increase/(decrease) in fair value of derivatives	(664)	896	1,020
(Gains)/losses reclassified from OCI	(600)	(912)	(124)
End of year: net unrealized gain/(loss) on derivative financial instruments	$(43)	$1,221	$1,237

We expect to reclassify for Automotive and Financial Services sectors existing net gains of $44 million from OCI to net income during the next twelve months as the underlying exposures are realized.

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

	2005			2004
	Notional (in billions)	Fair Value Assets (in millions)	Fair Value Liabilities (in millions)	Notional (in billions)	Fair Value Assets (in millions)	Fair Value Liabilities (in millions)
Automotive Sector
Foreign currency forwards and options	$59	$747	$1,168	$68	$2,718	$822
Commodity forwards and options	3	703	38	3	383	89
Other	—	128	1	—	27	—
Total derivative financial instruments	$62	$1,578	$1,207	$71	$3,128	$911
Financial Services Sector
Foreign currency swaps, forwards and options	$24	$1,126	$789	$29	$4,201	$1,076
Interest rate swaps	125	1,657	96	135	3,074	180
Impact of netting agreements	—	(205)	(205)	—	(345)	(345)
Total derivative financial instruments	$149	$2,578	$680	$164	$6,930	$911

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 21. OPERATING CASH FLOWS

The reconciliation of Net income/(loss) to cash flows from operating activities is as follows (in millions):

	2005		2004		2003
	Automotive	Financial Services	Automotive	Financial Services	Automotive	Financial Services
Net income/(loss)	$(1,884)	$3,324	$257	$2,781	$(1,129)	$1,368
(Income)/loss of discontinued operations	(6)	(41)	227	(81)	141	2
Cumulative effects of changes in accounting principles	251	—	—	—	264	—
Depreciation and special tools amortization	8,157	5,854	6,420	6,618	5,458	8,771
Amortization of intangibles	49	6	26	10	24	11
Net losses/(earnings) from equity investments in excess of dividends received	(135)	—	3	—	(2)	—
Provision for credit/insurance losses	—	483	—	1,212	—	2,248
Foreign currency adjustments	36	—	1	—	160	—
(Gain)/loss on sale of business	—	(1,099)	16	(66)	—	(53)
Stock option expense	103	13	105	14	154	19
Cash changes in operating assets and liabilities was as follows:
Provision for deferred income taxes	(960)	1,664	2,451	1,514	917	920
Decrease/(increase) in accounts receivable and other assets	(2,086)	(727)	(1,793)	1,294	(2,837)	(215)
Decrease/(increase) in inventory	(94)	—	(130)	—	350	—
Increase/(decrease) in accounts payable and accrued and other liabilities	2,277	(2,343)	(6,799)	(923)	(2,239)	730
Net sales/(purchases) of trading securities	(579)	(50)	5,600	92	1,630	524
Other	304	(172)	579	(4,502)	64	(3,283)
Cash flows from operating activities of continuing operations	$5,433	$6,912	$6,963	$7,963	$2,955	$11,042
The reconciliation between total sector and consolidated cash flows from continuing operations is as follows (in millions):

	2005	2004	2003
Sum of sector cash flows of continuing operations from operating activities	$12,345	$14,926	$13,997
Reclassification of wholesale receivable cash flows from investing to operating for consolidated presentation	8,478	7,057	1,564
Reclassification relating to sale of vehicles to Hertz and related auction proceeds for consolidated presentation.	(436)	(300)	12
Consolidated cash flows of continuing operations from operating activities	$20,387	$21,683	$15,573

Cash paid/(received) for interest and income taxes for continuing operations was as follows (in millions):

	2005	2004	2003
Interest	$7,825	$7,355	$7,543
Income taxes	382	211	(1,046)

FORD MOTOR COMPANY AND SUBIDIARIES

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

FORD MOTOR COMPANY AND SUBIDIARIES

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

NOTE 23. RETIREMENT BENEFITS

Employee Retirement and Savings Plans

We have two principal qualified defined benefit retirement plans in the United States. The Ford-UAW Retirement Plan covers hourly employees represented by the UAW, and the General Retirement Plan covers substantially all other Ford employees in the United States hired on or before December 31, 2003. The hourly plan provides noncontributory benefits related to employee service. The salaried plan provides similar noncontributory benefits and contributory benefits related to pay and service. Other U.S. and non-U.S. subsidiaries have separate plans that generally provide similar types of benefits for their employees. We established, effective January 1, 2004, a defined contribution plan generally covering new salaried U.S. employees hired on or after that date. Ford-UAW Retirement Plan expense accruals for UAW-represented Ford employees previously assigned to Visteon Corporation ("Visteon Hourly Employees") were charged to Visteon Corporation ("Visteon"). Pursuant to definitive agreements with Visteon signed on September 12, 2005, these charges were discontinued effective October 1, 2005.

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

FORD MOTOR COMPANY AND SUBIDIARIES

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

In 2005, an agreement was reached with Visteon which included forgiving a receivable related to Visteon's remaining UAW OPEB obligation and a portion of Visteon's salary obligation for former Ford employees and retirees. The total receivable forgiven was about $800 million, of which $600 million was recorded in 2004 as an allowance for doubtful receivables. At December 31, 2005, we had a long-term receivable of $140 million representing Visteon's remaining responsibility for the benefits of the Visteon salaried employees. For additional discussion of this agreement, see Note 4.

On December 8, 2003, the President signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003. The law provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. We provide retiree drug benefits that exceed the value of the benefits that will be provided by Medicare Part D, and our retirees' out-of-pocket costs are less than they would be under Medicare Part D. Therefore, we have concluded that our plan is at least "actuarially equivalent" to the Medicare Part D plan and that we will be eligible for the subsidy. We have reflected the impact of the subsidy by reducing our 2005 and 2004 expense by $290 million and $250 million, respectively.

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23. RETIREMENT BENEFITS (Continued)

The measurement date for substantially all of our worldwide postretirement benefit plans is December 31. Our expense for defined benefit pension, postretirement health care and life insurance benefits was as follows (in millions):

	Pension Benefits
	U.S. Plans			Non-U.S. Plans			Health Care and Life Insurance
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Service cost	$734	$636	$600	$630	$554	$492	$710	$548	$515
Interest cost	2,398	2,445	2,442	1,408	1,332	1,170	2,188	1,970	1,998
Expected return on assets	(3,363)	(3,219)	(3,202)	(1,633)	(1,651)	(1,382)	(500)	(289)	(37)
Amortization of:
Prior service costs	500	501	472	126	117	154	(245)	(220)	(179)
(Gains)/losses and other	102	23	33	352	204	148	893	623	519
Separation programs	97	26	22	422	78	128	1	—	—
Visteon pre-spin liability	—	—	—	—	—	—	—	—	1,646
Allocated costs to Visteon	(84)	(107)	(88)	—	—	—	(246)	(228)	(314)
Net expense/(income)	$384	$305	$279	$1,305	$634	$710	$2,801	$2,404	$4,148

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 23. RETIREMENT BENEFITS (Continued)

The year-end status of these plans was as follows (dollar amounts in millions):

	Pension Benefits				Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance
	2005	2004	2005	2004	2005	2004
Change in Benefit Obligation
Benefit obligation at January 1	$43,102	$40,499	$29,452	$24,790	$39,115	$32,350
Service cost	734	636	630	554	710	548
Interest cost	2,398	2,445	1,408	1,332	2,188	1,971
Amendments	—	—	218	118	(3,155)	2
Separation programs	97	63	422	78	1	—
Plan participant contributions	41	42	146	144	33	31
Benefits paid	(2,856)	(2,832)	(1,355)	(1,160)	(1,576)	(1,540)
Foreign exchange translation	—	—	(2,936)	1,944	110	86
Divestiture	(400)	—	(163)	—	(20)	—
Actuarial (gain)/loss	482	2,249	2,878	1,652	1,868	5,667
Benefit obligation at December 31	$43,598	$43,102	$30,700	$29,452	$39,274	$39,115
Change in Plan Assets
Fair value of plan assets at January 1	$39,628	$37,016	$20,595	$16,548	$6,762	$3,565
Actual return on plan assets	3,922	4,568	3,239	1,936	621	397
Company contributions	1,432	872	1,355	1,775	200	2,800
Plan participant contributions	41	42	150	144	—	—
Benefits paid	(2,856)	(2,832)	(1,355)	(1,160)	(1,111)	—
Foreign exchange translation	—	—	(1,924)	1,321	—	—
Divestiture	(309)	—	(95)	—	—	—
Other	(1)	(38)	(38)	31	25	—
Fair value of plan assets at December 31	$41,857	$39,628	$21,927	$20,595	$6,497	$6,762
Funded status	$(1,741)	$(3,474)	$(8,773)	$(8,857)	$(32,777)	$(32,353)
Unamortized prior service costs	2,635	3,139	912	823	(4,054)	(1,128)
Unamortized net (gains)/losses and other	4,567	4,777	8,609	8,794	17,009	16,054
Net amount recognized	$5,461	$4,442	$748	$760	$(19,822)	$(17,427)
Amounts Recognized on the Balance Sheet Consisting of Assets/(Liabilities)
Prepaid assets	$2,398	$2,460	$1,710	$1,550	$—	$—
Accrued liabilities	(1,511)	(2,679)	(6,009)	(5,364)	(19,822)	(17,427)
Intangible assets	2,133	2,517	657	512	—	—
Accumulated other comprehensive income	2,441	2,144	4,390	4,062	—	—
Net amount recognized	$5,461	$4,442	$748	$760	$(19,822)	$(17,427)
Pension Plans in Which Accumulated Benefit Obligation Exceeds Plan Assets at December 31
Accumulated benefit obligation	$24,287	$23,608	$17,217	$18,580
Fair value of plan assets	22,807	20,940	11,454	13,145

Accumulated Benefit Obligation at December 31	$41,983	$41,121	$26,060	$25,866

Weighted Average Assumptions at December 31
Discount rate	5.61%	5.75%	4.58%	5.18%	5.73%	5.75%
Expected return on assets	8.50%	8.75%	7.78%	7.76%	8.28%	7.93%
Average rate of increase in compensation	4.00%	4.50%	3.44%	4.00%	4.00%	4.50%
Initial health care cost trend rate	—	—	—	—	7%	9%
Ultimate health care cost trend rate	—	—	—	—	5%	5%
Year ultimate trend rate is reached	—	—	—	—	2011	2011
Assumptions Used to Determine Net Benefit Cost for the Year Ending December 31
Discount rate	5.75%	6.25%	5.18%	5.61%	5.75%	6.25%
Expected return on assets	8.75%	8.75%	7.76%	8.38%	7.93%	6.20%
Average rate of increase in compensation	4.50%	4.50%	4.00%	3.98%	4.50%	4.50%
Weighted Average Asset Allocation at December 31*
Equity securities	72.8%	72.7%	65.3%	62.4%	66.2%	54.3%
Debt securities	26.7%	26.7%	33.7%	36.4%	33.8%	45.7%
Real estate	0.0%	0.0%	0.7%	0.9%	0.0%	0.0%
Other assets	0.5%	0.6%	0.3%	0.3%	0.0%	0.0%

__________
*	Weighted average asset allocation based on major non-U.S. plans including U.K., Canada, Germany, Sweden, Netherlands, Belgium and Australia.

FORD MOTOR COMPANY AND SUBIDIARIES

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

FORD MOTOR COMPANY AND SUBIDIARIES

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

FORD MOTOR COMPANY AND SUBIDIARIES

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

	Automotive Sector
	The Americas	Ford Europe and PAG	Ford Asia Pacific & Africa/ Mazda	Other	Total
(in millions)
2005
Revenues
External customer	$85,028	$60,201	$8,245	$—	$153,474
Intersegment	3,398	2,154	131	—	5,683
Income
Income/(loss) before income taxes	(2,045)	(2,071)	297	(55)	(3,874)
Other disclosures
Depreciation and amortization	3,843	4,068	295	—	8,206
Automotive interest income	46	—	—	1,141	1,187
Interest expense	—	—	—	1,220	1,220
Cash out flow for capital expenditures	3,867	2,730	221	305	7,123
Unconsolidated affiliates
Equity in net income/(loss)	92	—	193	—	285
Total assets at year end					113,825
2004
Revenues
External customer	$86,017	$54,146	$6,956	$—	$147,119
Intersegment	3,588	2,630	113	—	6,331
Income
Income/(loss) before income taxes	669	(653)	82	(276)	(178)
Other disclosures
Depreciation and amortization	3,591	2,634	221	—	6,446
Automotive interest income	132	—	—	981	1,113
Interest expense	—	—	—	1,221	1,221
Cash out flow for capital expenditures	3,396	2,803	293	(212)	6,280
Unconsolidated affiliates
Equity in net income/(loss)	75	6	174	—	255
Total assets at year end					113,251
2003
Revenues
External customer	$85,536	$48,058	$5,839	$—	$139,433
Intersegment	3,628	1,568	120	—	5,316
Income
Income/(loss) before income taxes	317	(1,178)	46	(572)	(1,387)
Other disclosures
Depreciation and amortization	3,348	1,920	214	—	5,482
Automotive interest income	119	—	—	751	870
Interest expense	—	—	—	1,323	1,323
Cash out flow for capital expenditures	4,191	2,980	176	—	7,347
Unconsolidated affiliates
Equity in net income/(loss)	(73)	17	130	—	74
Total assets at year end					111,208

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 24. SEGMENT INFORMATION (Continued)

	Financial Services Sector (a)					Total Company
	Ford Credit	Hertz	Other	Elims	Total	Elims (b)	Total
(in millions)
2005
Revenues
External customer	$15,883	$7,403	$136	$—	$23,422	$—	$176,896
Intersegment	597	20	55	(47)	625	(6,308)	—
Income
Income/(loss) before income taxes	2,923	1,980	50	—	4,953	—	1,079
Other disclosures
Depreciation and amortization	4,507	1,316	37	—	5,860	—	14,066
Automotive interest income							1,187
Interest expense	6,616	511	70	—	7,197	—	8,417
Cash out flow for capital expenditures	48	335	11	—	394	—	7,517
Unconsolidated affiliates
Equity in net income/(loss)	11	—	—	—	11	—	296
Total assets at year end	162,262	—	(68)	—	162,194	(83)	275,936
2004
Revenues
External customer	$18,083	$6,681	$433	$—	$25,197	$—	$172,316
Intersegment	478	19	13	(13)	497	(6,828)	—
Income
Income/(loss) before income taxes	3,710	493	84	—	4,287	—	4,109
Other disclosures
Depreciation and amortization	4,981	1,612	35	—	6,628	—	13,074
Automotive interest income							1,113
Interest expense	6,733	408	109	—	7,250	—	8,471
Cash out flow for capital expenditures	62	325	71	—	458	—	6,738
Unconsolidated affiliates
Equity in net income/(loss)	(2)	—	—	—	(2)	—	253
Total assets at year end	172,903	14,417	1,868	—	189,188	(2,753)	299,686
2003
Revenues
External customer	$20,358	$5,926	$378	$—	$26,662	$—	$166,095
Intersegment	316	26	48	(51)	339	(5,655)	—
Income
Income/(loss) before income taxes	2,010	228	63	—	2,301	—	914
Other disclosures
Depreciation and amortization	7,076	1,658	48	—	8,782	—	14,264
Automotive interest income							870
Interest expense	7,361	373	116	—	7,850	—	9,173
Cash out flow for capital expenditures	30	254	95	—	379	—	7,726
Unconsolidated affiliates
Equity in net income/(loss)	12	—	(3)	—	9	—	83
Total assets at year end	179,476	12,920	3,113	—	195,509	(3,356)	303,361
__________
(a)	Financial Services sector's interest income is recorded as Revenues.
(b)	Includes intersector transactions occurring in the ordinary course of business.

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 25. GEOGRAPHIC INFORMATION (in millions)

	2005		2004		2003
	Net Sales and Revenues	Long Lived Assets	Net Sales and Revenues	Long Lived Assets	Net Sales and Revenues	Long Lived Assets
North America
United States	$96,704	$37,800	$100,862	$35,315	$104,131	$37,981
Canada	7,939	8,062	7,085	6,900	6,811	5,711
Mexico	3,374	1,073	2,934	807	2,714	719
Total North America	108,017	46,935	110,881	43,022	113,656	44,411

Europe
Germany	7,642	4,518	7,396	6,187	6,251	6,312
Sweden	4,412	3,399	4,059	3,715	3,360	3,326
United Kingdom	15,264	6,537	14,193	9,104	13,419	7,861
Other	23,201	3,172	20,456	3,715	17,410	3,798
Total Europe	50,519	17,626	46,104	22,721	40,440	21,297

All Other	18,360	3,215	15,331	3,124	11,999	2,816
Total	$176,896	$67,776	$172,316	$68,867	$166,095	$68,524

NOTE 26. SUMMARY QUARTERLY FINANCIAL DATA (unaudited)

Previously Reported	2005				2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share amounts)
Automotive Sector
Sales	$39,332	$38,685	$34,675	$40,811	$38,800	$36,661	$32,797	$38,870
Operating income/(loss)	665	(1,104)	(1,668)	(2,102)	2,004	205	(716)	(1,670)
Financial Services Sector
Revenues	5,804	5,863	6,181	5,738	5,923	6,212	6,324	6,059
Income/(loss) before income taxes	1,076	1,297	1,222	2,296	1,043	1,528	1,391	1,046
Total Company
Income/(loss) before cumulative effects of changes in accounting principles	1,212	946	(284)	401	1,952	1,165	266	104
Net income/(loss)	1,212	946	(284)	150	1,952	1,165	266	104
Common and Class B per share from income/(loss) before cumulative effects of changes in accounting principles
Basic	$0.66	$0.51	$(0.15)	$0.21	$1.07	$0.64	$0.15	$0.06
Diluted	0.60	0.47	(0.15)	0.21	0.94	0.57	0.15	0.06

Restated-see Note 28	2005				2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(In millions, except per share amounts)
Automotive Sector
Sales	$39,414	$38,708	$34,656	$40,696	$38,820	$36,641	$32,797	$38,861
Operating income/(loss)	708	(1,067)	(1,626)	(2,203)	2,224	149	(823)	(1,750)
Financial Services Sector
Revenues	5,481	6,458	5,854	5,629	6,819	5,157	7,062	6,159
Income/(loss) before income taxes	506	1,692	714	2,041	1,547	89	1,816	835
Total Company
Income/(loss) before cumulative effects of changes in accounting principles	875	1,215	(576)	177	2,415	234	465	(76)
Net income/(loss)	875	1,215	(576)	(74)	2,415	234	465	(76)
Common and Class B per share from income/(loss) before cumulative effects of changes in accounting principles
Basic	$0.48	$0.66	$(0.31)	$0.09	$1.32	$0.13	$0.25	$(0.04)
Diluted	0.44	0.60	(0.31)	0.09	1.16	0.13	0.24	(0.04)

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

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

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 27. COMMITMENTS AND CONTINGENCIES (Continued)

The following is a tabular reconciliation of the product warranty accrual (in millions):

	2005	2004
Beginning balance	$5,814	$5,466
Payments made during the year	(3,986)	(3,694)
Changes in accrual related to warranties issued during the year	3,949	3,611
Changes in accrual related to pre-existing warranties	615	201
Foreign currency translation and other	(149)	230
Ending balance	$6,243	$5,814

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

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 28. RESTATEMENT OF THE FINANCIAL STATEMENTS

In October 2006, we reviewed our application of paragraph 68 of SFAS No. 133 and its use at Ford Credit. One of the general requirements of SFAS No. 133 is that hedge accounting is appropriate only for those hedging relationships that a company expects will be highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged. To determine whether transactions satisfy this requirement, companies must periodically assess the effectiveness of hedging relationships both prospectively and retrospectively. Paragraph 68 of SFAS No. 133 ("Paragraph 68") contains an exception from these periodic assessment requirements in the form of an "assumption of no ineffectiveness" for certain hedges of interest rate risk that involve interest rate swaps and recognized interest-bearing assets or liabilities. The exception identifies the specific requirements for the derivative and hedged items that must be met, such as a derivative fair value of zero at inception of the hedging relationship, matching maturity dates, and contemporaneous formal documentation.

Based on our review, we concluded that all of our interest rate swaps were and continue to be highly effective economic hedges; nearly all of these transactions, however, failed to meet the requirements set forth in Paragraph 68, primarily because:

•	Transactions that we designated as fair value hedges involved interest rate swaps hedging the back-end of debt instruments or involved longer-than-normal settlement periods.

•	We paid or received fees when entering into a derivative contract or upon changing counterparties.

•	Interest rate swaps included terms that did not exactly match the terms of the debt, including prepayment optionality.

Although we now have determined that the hedging relationships at issue in this restatement did not meet the specific criteria for an assumption of no ineffectiveness pursuant to Paragraph 68, we are precluded by SFAS No. 133 from retroactively performing full effectiveness testing in order to apply hedge accounting. Accordingly, we have restated our results to reflect the changes in fair value of these instruments as derivative gains and losses during the affected periods, without recording any offsetting change in the value of the debt they were economically hedging.

As a result of the foregoing, we are restating herein our historical balance sheets as of December 31, 2005 and 2004; our statements of income, cash flows and stockholders’ equity for the years ending 2005, 2004, and 2003.

Changes in the fair value of interest rate swaps are driven primarily by changes in interest rates. We have long-term interest rate swaps with large notional balances, many of which are "receive-fixed, pay-float" interest rate swaps. Such swaps increase in value when interest rates decline, and decline in value when interest rates rise. As a result, changes in interest rates cause substantial volatility in the fair values that must be recognized in earnings. In 2001 and 2002, when interest rates were trending lower, we recognized large derivative gains in our restated financial data. The upward trend in interest rates from 2003 through 2005 caused our interest rate swaps to decline in value, resulting in the recognition of derivative losses for these periods.

The cumulative effect of our restatement for these interest rate swaps is a decrease in debt value and an offsetting increase in net income and equity. As a result, we recognized additional pre-tax income/(loss) of $(873) million, $(769) million, and $(990) million in 2005, 2004, and 2003, respectively.

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 28. RESTATEMENT OF THE FINANCIAL STATEMENTS (Continued)

The following table sets forth a reconciliation of previously reported and restated net income/(loss) and retained earnings for use in business as of the dates and for the periods shown (in millions):

	Net Income/(Loss)			Retained Earnings
	2005	2004	2003	At December 31, 2002

Previously reported	$2,024	$3,487	$495	$8,659
Pre-tax adjustments:
Fair value interest rate swaps	(873)	(769)	(990)	3,665
Out-of-period adjustments	(44)	25	565	(608)
Total pre-tax adjustments	(917)	(744)	(425)	3,057
Related tax effects - provision for/(benefit from)	(333)	(295)	(169)	1,165
Net after-tax adjustments	(584)	(449)	(256)	1,892
Restated	$1,440	$3,038	$239	$10,551

Subsequent to the completion of our originally-filed financial statements for each period being restated, we identified adjustments that should have been recorded in these earlier periods. Upon identification, we determined these adjustments to be immaterial, individually and in the aggregate, to our originally-filed financial statements, and generally recognized these adjustments ("out -of-period" adjustments) in the periods in which they were identified.  Because the Ford Credit interest rate swap adjustment has required a restatement, we are reversing these out-of-period adjustments and recording them in the proper periods.

The out-of-period adjustments in the table above include the following:

•
Automotive revenue recognition: As disclosed in Note 2, vehicle sales are generally recorded when shipped. In the late 1990s, we determined that vehicles sold in the UK did not meet the criteria for revenue recognition at the time of shipment. We had previously judged the impact of this practice to be immaterial to any individual period. Beginning in 2001 and continuing through 2003, as we launched new vehicles, we amended our UK dealer contracts to transfer all risks of ownership to our dealers at the time of vehicle shipment. As part of the restatement, we have changed the periods in which revenue was recognized for these UK vehicles from shipment to the subsequent period when risk of ownership was transferred. As part of our restatement, we recognized additional pre-tax income/(loss) of $246 million in 2003.

•
Financial Services revenue recognition: We recorded out-of-period adjustments to revenue primarily associated with our operating lease contracts in order to reflect earnings on a straight-line basis rather than an effective-interest rate method and corrected the accounting related to the amortization of certain loan origination costs involving securitized assets. As part of our restatement, we recognized additional pre-tax income/(loss) of $(115) million, $63 million, and $59 million in 2005, 2004, and 2003, respectively.

•
Employee-benefit related expenses: We recorded an out-of-period adjustment primarily related to special termination packages offered outside of our normal separation programs that were not recognized as employees separated, but when paid. As part of our restatement, we recognized additional pre-tax income/(loss) of $83 million, $(5) million, and $(54) million in 2005, 2004, and 2003, respectively.

•
Marketing incentives: We recorded out-of-period adjustments to correct duplicative reserves for vehicle residual values and for certain employee and supplier discount plans that were recognized at point of retail sale rather than when we sold the vehicle to the dealer. As part of our restatement, we recognized additional pre-tax income/(loss) of $(11) million, $(9) million, and $128 million in 2005, 2004, and 2003, respectively.

•
Marketing expenses: We recorded an out-of-period adjustment primarily to record marketing costs (advertising and sales promotions) that had been accrued prior to services being rendered. As part of our restatement, we recognized additional pre-tax income/(loss) of $(107) million and $1 million in 2004 and 2003, respectively.

•
In addition to the items listed above, during the affected periods, we also recorded many other less-significant out-of-period adjustments, which totaled $(1) million, $83 million, and $185 million, $(92) million, and $(117) million in 2005, 2004, and 2003, respectively. Nearly all of these adjustments were recorded in Cost of sales.

The fair value interest rate swaps adjustment resulted in decreased debt value for the debt no longer in a hedge accounting relationship and also impacted deferred income taxes. This adjustment had no impact on Cash and cash equivalents but resulted in reclassification from Cash flows from operating activities to Cash flows from investing activities and a reclassification from Interest expense to Financial Services revenues.

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 28. RESTATEMENT OF THE FINANCIAL STATEMENTS (Continued)

In addition to the adjustments discussed above, the restatement included a change in classification of marketable securities from Cash and cash equivalents to Marketable securities for $3.1 billion, $0, and $4.9 billion at December 31, 2005, 2004, and 2003, respectively. These securities had contractual maturities exceeding ninety days from the date of purchase and should not have been reported as cash equivalents. This change also resulted in a change in presentation in the statements of cash flows, which increased the levels of activity in the Purchases of marketable securities and Proceeds from sales of marketable securities lines within Cash flows from investing activities.

Beginning with our year ended December 31, 2005 statement of cash flows, we have changed the presentation of cash flows to separately disclose the operating, investing, and financing portions of the cash flows attributable to our discontinued operations. This change is in response to public statements by the staff of the SEC concerning classification of discontinued operations within the statement of cash flows. Beginning with our year ended December 31, 2004 consolidated statement of cash flows, we have changed our presentation of cash flows from wholesale finance receivables. This change also stemmed from concerns raised by the SEC about the previous presentation. Prior year disclosures have been revised to conform to current year presentation.

NOTE 28. RESTATEMENT OF THE FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Consolidated Statement of Income (in millions, except per share amounts):

	For the Years Ended December 31,
	2005		2004		2003
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Sales and revenues
Automotive sales	$153,503	$153,474	$147,128	$147,119	$138,253	$139,433
Financial Services revenues	23,586	23,422	24,518	25,197	26,078	26,662
Total sales and revenues	177,089	176,896	171,646	172,316	164,331	166,095
Costs and expenses
Cost of sales	144,944	144,924	135,852	135,755	129,683	130,278
Selling, administrative and other expenses	24,652	24,622	23,901	24,012	24,389	24,453
Interest expense	7,643	8,417	7,071	8,471	7,643	9,173
Financial Services provision for credit and insurance losses	483	483	1,212	1,212	2,248	2,248
Total costs and expenses	177,722	178,446	168,036	169,450	163,963	166,152
Automotive interest income and other non-operating income/(expense), net	1,249	1,249	988	988	897	897
Automotive equity in net income/(loss) of affiliated companies	285	285	255	255	74	74
Gain on sale of The Hertz Corporation ("Hertz") (Note 4)	1,095	1,095	—	—	—	—
Income/(loss) before income taxes	1,996	1,079	4,853	4,109	1,339	914
Provision for/(benefit from) income taxes (Note 3)	(512)	(845)	938	643	123	(46)
Income/(loss) before minority interests	2,508	1,924	3,915	3,466	1,216	960
Minority interests in net income/(loss) of subsidiaries	280	280	282	282	314	314
Income/(loss) from continuing operations	2,228	1,644	3,633	3,184	902	646
Income/(loss) from discontinued operations (Note 4)	47	47	(146)	(146)	(143)	(143)
Income/(loss) before cumulative effects of changes in accounting principles	2,275	1,691	3,487	3,038	759	503
Cumulative effects of changes in accounting principles (Notes 27 and 17)	(251)	(251)	—	—	(264)	(264)
Net income/(loss)	$2,024	$1,440	$3,487	$3,038	$495	$239

Average number of shares of Common and Class B stock outstanding	1,846	1,846	1,830	1,830	1,832	1,832

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 18)
Basic income/(loss)
Income/(loss) from continuing operations	$1.21	$0.89	$1.99	$1.74	$0.49	$0.35
Income/(loss) from discontinued operations	0.03	0.03	(0.08)	(0.08)	(0.08)	(0.08)
Cumulative effects of changes in accounting principles	(0.14)	(0.14)	—	—	(0.14)	(0.14)
Net income/(loss)	$1.10	$0.78	$1.91	$1.66	$0.27	$0.13

Diluted income/(loss)
Income/(loss) from continuing operations	$1.14	$0.87	$1.80	$1.59	$0.49	$0.35
Income/(loss) from discontinued operations	0.02	0.02	(0.07)	(0.07)	(0.08)	(0.08)
Cumulative effects of changes in accounting principles	(0.11)	(0.12)	—	—	(0.14)	(0.14)
Net income/(loss)	$1.05	$0.77	$1.73	$1.52	$0.27	$0.13

Cash dividends	$0.40	$0.40	$0.40	$0.40	$0.40	$0.40

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 28. RESTATEMENT OF THE FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Sector Statement of Income (in millions, except per share amounts):

	For the Years Ended December 31,
	2005		2004		2003
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
AUTOMOTIVE
Sales	$153,503	$153,474	$147,128	$147,119	$138,253	$139,433
Costs and expenses
Cost of sales	144,944	144,924	135,852	135,755	129,683	130,278
Selling, administrative and other expenses	12,768	12,738	11,453	11,564	10,126	10,190
Total costs and expenses	157,712	157,662	147,305	147,319	139,809	140,468
Operating income/(loss)	(4,209)	(4,188)	(177)	(200)	(1,556)	(1,035)

Interest expense	1,220	1,220	1,221	1,221	1,323	1,323

Interest income and other non-operating income/(expense), net	1,249	1,249	988	988	897	897
Equity in net income/(loss) of affiliated companies	285	285	255	255	74	74
Income/(loss) before income taxes — Automotive	(3,895)	(3,874)	(155)	(178)	(1,908)	(1,387)

FINANCIAL SERVICES
Revenues	23,586	23,422	24,518	25,197	26,078	26,662
Costs and expenses
Interest expense	6,423	7,197	5,850	7,250	6,320	7,850
Depreciation	5,854	5,854	6,618	6,618	8,771	8,771
Operating and other expenses	6,030	6,030	5,830	5,830	5,492	5,492
Provision for credit and insurance losses	483	483	1,212	1,212	2,248	2,248
Total costs and expenses	18,790	19,564	19,510	20,910	22,831	24,361
Gain on sale of Hertz (Note 4)	1,095	1,095	—	—	—	—
Income/(loss) before income taxes — Financial Services	5,891	4,953	5,008	4,287	3,247	2,301

TOTAL COMPANY
Income/(loss) before income taxes	1,996	1,079	4,853	4,109	1,339	914
Provision for/(benefit from) income taxes (Note 3)	(512)	(845)	938	643	123	(46)
Income/(loss) before minority interests	2,508	1,924	3,915	3,466	1,216	960
Minority interests in net income/(loss) of subsidiaries	280	280	282	282	314	314
Income/(loss) from continuing operations	2,228	1,644	3,633	3,184	902	646
Income/(loss) from discontinued operations (Note 4)	47	47	(146)	(146)	(143)	(143)
Income/(loss) before cumulative effects of changes in accounting principles	2,275	1,691	3,487	3,038	759	503
Cumulative effects of changes in accounting principles (Note 27 and 17)	(251)	(251)	—	—	(264)	(264)
Net income/(loss)	$2,024	$1,440	$3,487	$3,038	$495	$239

Average number of shares of Common and Class B stock outstanding	1,846	1,846	1,830	1,830	1,832	1,832

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 18)
Basic income/(loss)
Income/(loss) from continuing operations	$1.21	$0.89	$1.99	$1.74	$0.49	$0.35
Income/(loss) from discontinued operations	0.03	0.03	(0.08)	(0.08)	(0.08)	(0.08)
Cumulative effects of changes in accounting principles	(0.14)	(0.14)	—	—	(0.14)	(0.14)
Net income/(loss)	$1.10	$0.78	$1.91	$1.66	$0.27	$0.13

Diluted income/(loss)
Income/(loss) from continuing operations	$1.14	$0.87	$1.80	$1.59	$0.49	$0.35
Income/(loss) from discontinued operations	0.02	0.02	(0.07)	(0.07)	(0.08)	(0.08)
Cumulative effects of changes in accounting principles	(0.11)	(0.12)	—	—	(0.14)	(0.14)
Net income/(loss)	$1.05	$0.77	$1.73	$1.52	$0.27	$0.13

Cash dividends	$0.40	$0.40	$0.40	$0.40	$0.40	$0.40

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 28. RESTATEMENT OF THE FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Consolidated Balance Sheet (in millions):

	December 31, 2005		December 31, 2004
	Previously Reported	Restated	Previously Reported	Restated
ASSETS
Cash and cash equivalents	$31,499	$28,410	$22,831	$22,831
Marketable securities (Note 5)	7,583	10,672	8,946	8,946
Loaned securities (Note 5)	3,461	3,461	1,058	1,058
Finance receivables, net	105,975	105,975	109,544	109,563
Other receivables, net	8,522	8,536	5,891	5,895
Net investment in operating leases (Note 12)	27,099	27,099	25,564	25,564
Retained interest in sold receivables (Note 13)	1,420	1,420	9,166	9,178
Inventories (Note 6)	10,271	10,271	10,766	10,748
Equity in net assets of affiliated companies	2,579	2,579	2,835	2,835
Net property (Note 8)	40,707	40,677	43,313	43,303
Deferred income taxes	5,881	5,880	6,686	6,616
Goodwill and other intangible assets (Note 10)	5,945	5,945	6,394	6,394
Assets of discontinued/held-for-sale operations	—	—	16,346	16,346
Other assets	18,534	18,534	26,166	26,210
Total assets	$269,476	$269,459	$295,506	$295,487

LIABILITIES AND STOCKHOLDERS' EQUITY
Payables	$22,813	$22,910	$21,991	$22,030
Accrued liabilities and deferred revenue (Note 15)	72,977	73,047	73,592	73,614
Debt (Note 16)	154,332	153,278	164,337	162,425
Deferred income taxes	5,275	5,660	7,187	7,627
Liabilities of discontinued/held-for-sale operations	—	—	11,477	11,477
Total liabilities	255,397	254,895	278,584	277,173

Minority interests	1,122	1,122	877	877

Stockholders' equity
Capital stock (Note 18)
Common Stock, par value $0.01 per share (1,837 million shares issued; 6,000 million shares authorized)	18	18	18	18
Class B Stock, par value $0.01 per share (71 million shares issued; 530 million shares authorized)	1	1	1	1
Capital in excess of par value of stock	4,872	4,872	5,321	5,321
Accumulated other comprehensive income/(loss)	(3,562)	(3,680)	1,258	1,463
Treasury stock	(833)	(833)	(1,728)	(1,728)
Earnings retained for use in business	12,461	13,064	11,175	12,362
Total stockholders' equity	12,957	13,442	16,045	17,437
Total liabilities and stockholders' equity	$269,476	$269,459	$295,506	$295,487

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 28. RESTATEMENT OF THE FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Sector Balance Sheet (in millions):

	December 31, 2005		December 31, 2004
	Previously Reported	Restated	Previously Reported	Restated
ASSETS
Automotive
Cash and cash equivalents	$13,392	$13,392	$10,142	$10,142
Marketable securities (Note 5)	6,860	6,860	8,291	8,291
Loaned securities (Note 5)	3,461	3,461	1,058	1,058
Total cash, marketable and loaned securities	23,713	23,713	19,491	19,491
Receivables, less allowances of $298 and $388	3,061	3,075	2,894	2,898
Inventories (Note 6)	10,271	10,271	10,766	10,748
Deferred income taxes	1,187	1,249	2,200	2,244
Other current assets	8,177	8,177	8,916	8,916
Total current assets	46,409	46,485	44,267	44,297
Equity in net assets of affiliated companies	1,756	1,756	1,907	1,907
Net property (Note 8)	40,379	40,349	42,904	42,894
Deferred income taxes	11,049	10,999	8,164	8,357
Goodwill and other intangible assets (Note 10)	5,928	5,928	6,374	6,374
Assets of discontinued/held-for-sale operations	—	—	188	188
Other assets	8,308	8,308	9,247	9,234
Total Automotive assets	113,829	113,825	113,051	113,251
Financial Services
Cash and cash equivalents	18,107	15,018	12,689	12,689
Investments in securities (Note 5)	723	3,812	655	655
Finance receivables, net (Note 11)	111,436	111,436	112,541	112,560
Net investment in operating leases (Note 12)	22,951	22,951	22,652	22,652
Retained interest in sold receivables (Note 13)	1,420	1,420	9,166	9,178
Goodwill and other intangible assets (Note 10)	17	17	20	20
Assets of discontinued/held-for-sale operations	—	—	16,158	16,158
Other assets	7,457	7,457	12,466	12,523
Receivable from Automotive (Note 1)	83	83	2,753	2,753
Total Financial Services assets	162,194	162,194	189,100	189,188
Intersector elimination	(83)	(83)	(2,753)	(2,753)
Total assets	$275,940	$275,936	$299,398	$299,686

LIABILITIES AND STOCKHOLDERS' EQUITY
Automotive
Trade payables	$16,554	$16,637	$16,026	$16,065
Other liabilities	4,222	4,222	4,269	4,269
Accrued liabilities and deferred revenue (Note 15)	28,733	28,829	29,700	29,693
Deferred income taxes	804	804	877	877
Debt payable within one year (Note 16)	978	978	977	977
Current payable to Financial Services (Note 1)	83	83	1,382	1,382
Total current liabilities	51,374	51,553	53,231	53,263
Long-term debt (Note 16)	16,900	16,900	17,250	17,250
Other liabilities (Note 15)	38,639	38,639	37,058	37,105
Deferred income taxes	586	586	312	312
Liabilities of discontinued/held-for-sale operations	—	—	46	46
Payable to Financial Services (Note 1)	—	—	1,371	1,371
Total Automotive liabilities	107,499	107,678	109,268	109,347
Financial Services
Payables	2,037	2,051	1,696	1,696
Debt (Note 16)	136,454	135,400	146,110	144,198
Deferred income taxes	10,349	10,747	9,890	10,637
Other liabilities and deferred income	5,605	5,579	6,834	6,816
Liabilities of discontinued/held-for-sale operations	—	—	11,431	11,431
Total Financial Services liabilities	154,445	153,777	175,961	174,778

Minority Interests	1,122	1,122	877	877

Stockholders' equity
Capital stock (Note 18)
Common Stock, par value $0.01 per share (1,837 million shares issued; 6,000 million shares authorized)	18	18	18	18
Class B Stock, par value $0.01 per share (71 million shares issued; 530 million shares authorized)	1	1	1	1
Capital in excess of par value of stock	4,872	4,872	5,321	5,321
Accumulated other comprehensive income/(loss)	(3,562)	(3,680)	1,258	1,463
Treasury stock	(833)	(833)	(1,728)	(1,728)
Earnings retained for use in business	12,461	13,064	11,175	12,362
Total stockholders' equity	12,957	13,442	16,045	17,437
Intersector elimination	(83)	(83)	(2,753)	(2,753)
Total liabilities and stockholders' equity	$275,940	$275,936	$299,398	$299,686

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 28. RESTATEMENT OF THE FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Consolidated Statement of Cash Flows (in millions):

	For the Years Ended December 31,
	2005		2004		2003
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Cash flows from operating activities of continuing operations
Net cash flows from operating activities (Note 21)	$21,674	$20,387	$24,562	$21,683	$17,256	$15,573

Cash flows from investing activities of continuing operations
Capital expenditures	(7,517)	(7,517)	(6,738)	(6,738)	(7,726)	(7,726)
Acquisitions of retail and other finance receivables and operating leases	(54,024)	(54,024)	(63,284)	(63,284)	(59,503)	(59,503)
Collections of retail and other finance receivables and operating leases	48,238	48,257	51,024	51,002	44,476	44,472
Net acquisitions of daily rental vehicles	(1,552)	(1,552)	(2,492)	(2,192)	(1,505)	(1,517)
Purchases of securities	(6,278)	(11,883)	(8,470)	(11,767)	(10,074)	(22,020)
Sales and maturities of securities	6,154	8,735	8,414	16,648	9,382	16,433
Proceeds from sales of retail and other finance receivables and operating leases	17,288	17,288	6,481	6,481	18,401	18,401
Proceeds from sale of businesses	7,937	7,937	537	537	1,702	1,702
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(1,255)	(1,255)	(39)	(39)	(10)	(10)
Cash paid for acquisitions	(2,031)	(2,031)	(30)	(30)	—	—
Cash recognized on initial consolidation of joint ventures	—	—	—	—	256	256
Other	497	1,849	(364)	2,292	1,599	3,304
Net cash (used in)/provided by investing activities	7,457	5,804	(14,961)	(7,090)	(3,002)	(6,208)

Cash flows from financing activities of continuing operations
Cash dividends	(738)	(738)	(733)	(733)	(733)	(733)
Net sales/(purchases) of Common Stock	325	325	(151)	(151)	9	9
Changes in short-term debt	(8,591)	(8,713)	4,937	4,885	1,305	1,286
Proceeds from issuance of other debt	24,559	24,559	22,223	22,223	23,086	23,086
Principal payments on other debt	(36,080)	(36,080)	(36,000)	(36,000)	(28,765)	(28,765)
Other	(126)	(153)	(120)	(136)	(82)	(98)
Net cash (used in)/provided by financing activities	(20,651)	(20,800)	(9,844)	(9,912)	(5,180)	(5,215)

Effect of exchange rate changes on cash	(496)	(496)	505	505	811	811

Net increase/(decrease) in cash and cash equivalents from continuing operations	7,984	4,895	262	5,186	9,885	4,961

Cash from discontinued operations
Cash flows from operating activities of discontinued operations	54	54	316	316	308	308
Cash flows from investing activities of discontinued operations	(49)	(49)	(320)	(320)	(280)	(280)
Cash flows from financing activities of discontinued operations	—	—	—	—	(6)	(6)

Net increase/(decrease) in cash and cash equivalents	$7,989	$4,900	$258	$5,182	$9,907	$4,983

Cash and cash equivalents at January 1	$22,831	$22,831	$22,599	$17,675	$13,124	$13,124
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	679	679	653	653	221	221
Net increase/(decrease) in cash and cash equivalents	7,989	4,900	258	5,182	9,907	4,983
Less: cash and cash equivalents of discontinued/held-for-sale operations at December 31	—	—	(679)	(679)	(653)	(653)
Cash and cash equivalents at December 31	$31,499	$28,410	$22,831	$22,831	$22,599	$17,675

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 28. RESTATEMENT OF THE FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Sector Statement of Cash Flows for the year ended December 31, 2005 (in millions):

	Automotive	Financial Services	Automotive	Financial Services
	Previously Reported	Previously Reported	Restated	Restated
Cash flows from operating activities of continuing operations
Net cash flows from operating activities (Note 21)	$5,436	$9,384	$5,433	$6,912

Cash flows from investing activities of continuing operations
Capital expenditures	(7,123)	(394)	(7,123)	(394)
Acquisitions of retail and other finance receivables and operating leases	—	(54,024)	—	(54,024)
Collections of retail and other finance receivables and operating leases	—	48,226	—	48,245
Net (increase)/decrease in wholesale receivables	—	3,563	—	4,751
Net acquisitions of daily rental vehicles	—	(1,988)	—	(1,988)
Purchases of securities	(5,714)	(564)	(5,714)	(6,169)
Sales and maturities of securities	5,106	1,048	5,106	3,629
Proceeds from sales of retail and other finance receivables and operating leases	—	17,288	—	17,288
Proceeds from sale of wholesale receivables	—	3,739	—	3,739
Proceeds from sale of businesses	280	7,657	280	7,657
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	—	(1,255)	—	(1,255)
Net investing activity with Financial Services	8,407	—	8,407	—
Cash paid for acquisitions	(2,031)	—	(2,031)	—
Cash recognized on initial consolidation of joint ventures	—	—	—	—
Other	384	113	387	1,462
Net cash (used in)/provided by investing activities	(691)	23,409	(688)	22,941

Cash flows from financing activities of continuing operations
Cash dividends	(738)	—	(738)	—
Net sales/(purchases) of Common Stock	325	—	325	—
Changes in short-term debt	(115)	(8,476)	(115)	(8,598)
Proceeds from issuance of other debt	385	24,174	385	24,174
Principal payments on other debt	(758)	(35,322)	(758)	(35,322)
Net financing activity with Automotive	—	(8,407)	—	(8,407)
Other	(177)	51	(177)	24
Net cash (used in)/provided by financing activities	(1,078)	(27,980)	(1,078)	(28,129)

Effect of exchange rate changes on cash	(23)	(473)	(23)	(473)
Net change in intersector receivables/payables and other liabilities	(394)	394	(394)	394
Net increase/(decrease) in cash and cash equivalents from continuing operations	3,250	4,734	3,250	1,645

Cash from discontinued operations
Cash flows from operating activities of discontinued operations	(17)	71	(17)	71
Cash flows from investing activities of discontinued operations	17	(66)	17	(66)
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$3,250	$4,739	$3,250	$1,650

Cash and cash equivalents at January 1	$10,142	$12,689	$10,142	$12,689
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	679	—	679
Net increase/(decrease) in cash and cash equivalents	3,250	4,739	3,250	1,650
Less: cash and cash equivalents of discontinued/held-for-sale operations at December 31	—	—	—	—
Cash and cash equivalents at December 31	$13,392	$18,107	$13,392	$15,018

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 28. RESTATEMENT OF THE FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Sector Statement of Cash Flows for the year ended December 31, 2004 (in millions):

	Automotive	Financial Services	Automotive	Financial Services
	Previously Reported	Previously Reported	Restated	Restated
Cash flows from operating activities of continuing operations
Net cash flows from operating activities (Note 21)	$6,969	$15,592	$6,963	$7,963

Cash flows from investing activities of continuing operations
Capital expenditures	(6,280)	(458)	(6,280)	(458)
Acquisitions of retail and other finance receivables and operating leases	—	(63,284)	—	(63,284)
Collections of retail and other finance receivables and operating leases	—	51,242	—	51,220
Net (increase)/decrease in wholesale receivables	—	(2,174)	—	2,882
Net acquisitions of daily rental vehicles	—	(2,492)	—	(2,492)
Purchases of securities	(7,590)	(880)	(7,590)	(4,177)
Sales and maturities of securities	7,615	799	7,615	9,033
Proceeds from sales of retail and other finance receivables and operating leases	—	6,481	—	6,481
Proceeds from sale of wholesale receivables	—	3,957	—	3,957
Proceeds from sale of businesses	125	412	125	412
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(26)	(13)	(26)	(13)
Net investing activity with Financial Services	4,361	—	4,361	—
Cash paid for acquisitions	(30)	—	(30)	—
Cash recognized on initial consolidation of joint ventures	—	—	—	—
Other	101	(465)	107	2,185
Net cash (used in)/provided by investing activities	(1,724)	(6,875)	(1,718)	5,746

Cash flows from financing activities of continuing operations
Cash dividends	(733)	—	(733)	—
Net sales/(purchases) of Common Stock	(151)	—	(151)	—
Changes in short-term debt	(342)	5,279	(342)	5,227
Proceeds from issuance of other debt	469	21,754	469	21,754
Principal payments on other debt	(2,564)	(33,436)	(2,564)	(33,436)
Net financing activity with Automotive	—	(4,361)	—	(4,361)
Other	(39)	(81)	(39)	(97)
Net cash (used in)/provided by financing activities	(3,360)	(10,845)	(3,360)	(10,913)

Effect of exchange rate changes on cash	117	388	117	388
Net change in intersector receivables/payables and other liabilities	1,258	(1,258)	1,258	(1,258)
Net increase/(decrease) in cash and cash equivalents from continuing operations	3,260	(2,998)	3,260	1,926

Cash from discontinued operations
Cash flows from operating activities of discontinued operations	(148)	464	(148)	464
Cash flows from investing activities of discontinued operations	137	(457)	137	(457)
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$3,249	$(2,991)	$3,249	$1,933

Cash and cash equivalents at January 1	$6,856	$15,743	$6,856	$10,819
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	37	616	37	616
Net increase/(decrease) in cash and cash equivalents	3,249	(2,991)	3,249	1,933
Less: cash and cash equivalents of discontinued/held-for-sale operations at December 31	—	(679)	—	(679)
Cash and cash equivalents at December 31	$10,142	$12,689	$10,142	$12,689

FORD MOTOR COMPANY AND SUBIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 28. RESTATEMENT OF THE FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Sector Statement of Cash Flows for the year ended December 31, 2003 (in millions):

	Automotive	Financial Services	Automotive	Financial Services
	Previously Reported	Previously Reported	Restated	Restated
Cash flows from operating activities of continuing operations
Net cash flows from operating activities (Note 21)	$2,923	$16,487	$2,955	$11,042

Cash flows from investing activities of continuing operations
Capital expenditures	(7,347)	(379)	(7,347)	(379)
Acquisitions of retail and other finance receivables and operating leases	—	(59,503)	—	(59,503)
Collections of retail and other finance receivables and operating leases	—	44,118	—	44,114
Net (increase)/decrease in wholesale receivables	—	(2,762)	—	956
Net acquisitions of daily rental vehicles	—	(1,505)	—	(1,505)
Purchases of securities	(8,925)	(1,149)	(8,925)	(13,095)
Sales and maturities of securities	8,673	709	8,673	7,760
Proceeds from sales of retail and other finance receivables and operating leases	—	18,401	—	18,401
Proceeds from sale of wholesale receivables	—	966	—	966
Proceeds from sale of businesses	77	1,625	77	1,625
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(10)	—	(10)	—
Net investing activity with Financial Services	3,708	—	3,708	—
Cash paid for acquisitions	—	—	—	—
Cash recognized on initial consolidation of joint ventures	256	—	256	—
Other	716	883	684	2,620
Net cash (used in)/provided by investing activities	(2,852)	1,404	(2,884)	1,960

Cash flows from financing activities of continuing operations
Cash dividends	(733)	—	(733)	—
Net sales/(purchases) of Common Stock	9	—	9	—
Changes in short-term debt	(237)	1,542	(237)	1,523
Proceeds from issuance of other debt	1,144	21,942	1,144	21,942
Principal payments on other debt	(1,082)	(27,683)	(1,082)	(27,683)
Net financing activity with Automotive	—	(3,708)	—	(3,708)
Other	(15)	(67)	(15)	(83)
Net cash (used in)/provided by financing activities	(914)	(7,974)	(914)	(8,009)

Effect of exchange rate changes on cash	260	551	260	551
Net change in intersector receivables/payables and other liabilities	1,186	(1,186)	1,186	(1,186)
Net increase/(decrease) in cash and cash equivalents from continuing operations	603	9,282	603	4,358

Cash from discontinued operations
Cash flows from operating activities of discontinued operations	26	282	26	282
Cash flows from investing activities of discontinued operations	(4)	(276)	(4)	(276)
Cash flows from financing activities of discontinued operations	(6)	—	(6)	—

Net increase/(decrease) in cash and cash equivalents	$619	$9,288	$619	$4,364

Cash and cash equivalents at January 1	$6,243	$6,881	$6,243	$6,881
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	31	190	31	190
Net increase/(decrease) in cash and cash equivalents	619	9,288	619	4,364
Less: cash and cash equivalents of discontinued/held-for-sale operations at December 31	(37)	(616)	(37)	(616)
Cash and cash equivalents at December 31	$6,856	$15,743	$6,856	$10,819

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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying sector balance sheets and the related sector statements of income and of cash flows are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 17 of the Notes to the Financial Statements, on July 1, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. As discussed in Note 27 of the Notes to the Financial Statements, in the fourth quarter of 2005, the Company adopted Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143”.

As discussed in Note 28 of the Notes to the Financial Statements, the Company restated its 2005, 2004 and 2003 consolidated financial statements and sector financial information.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Ford Motor Company did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the Company not maintaining effective controls over the accounting for certain derivative transactions, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment. As of December 31, 2005, the Company did not maintain effective controls over the accounting for certain derivative transactions. Specifically, the Company did not maintain effective controls to ensure adequate documentation of the criteria for measuring hedge effectiveness at the inception of fair value interest rate derivative transactions and subsequent evaluation and documentation of changes to assess the ongoing effectiveness and measurement of ineffectiveness in order to qualify for hedge accounting treatment in accordance with generally accepted accounting principles. This control deficiency resulted in the restatement of the consolidated financial statements for 2005, 2004 and 2003, and each of the quarters in 2005 and 2004; as well as the first two quarters of 2006. Additionally, this control deficiency could result in misstatements of the interest expense and debt accounts that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Automotive Component’s Holdings, LLC (“ACH”) from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded ACH from our audit of internal control over financial reporting. ACH is a subsidiary controlled and managed by Ford, whose total assets and total revenues represent less than 1% of the corresponding consolidated financial statement amounts as of and for the year ended December 31, 2005.

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005. However, management has subsequently determined that the material weakness described above existed as of December 31, 2005. Accordingly, Management's Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

In our opinion, management's assessment that Ford Motor Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Ford Motor Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
March 1, 2006, except for the effect of the restatement described in Note 28 of the Notes to the Financial Statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is November 14, 2006

FORD MOTOR COMPANY AND SUBSIDIARIES

Schedule II — Valuation and Qualifying Accounts
(in millions)

	Restated
Description	Balance at Beginning of Period		Charged to Costs and Expenses		Deductions		Balance at End of Period
For the Year Ended December 31, 2005
Allowances Deducted from Assets
Allowance for Credit Losses	$2,471		$167		$1,044	(a)	$1,594
Allowance for Doubtful Receivables	988		523	(b)	1,194	(c)	317	(d)
Inventories (primarily service part obsolescence)	376		52	(e)	—		428
Allowance for Deferred Tax Assets	172	(f)	80	(f)	—		252	(f)
Total Allowances Deducted from Assets	$4,007		$822		$2,238		$2,591

For the Year Ended December 31, 2004
Allowances Deducted from Assets
Allowance for Credit Losses	$2,977	(f)	$923		$1,429	(a) (f)	$2,471
Allowance for Doubtful Receivables	384		663	(b)	59	(c)	988	(d)
Inventories (primarily service part obsolescence)	368		8	(e)	—		376
Allowance for Deferred Tax Assets	105	(f)	67	(f)	—		172	(f)
Total Allowances Deducted from Assets	$3,834		$1,661		$1,488		$4,007

For the Year Ended December 31, 2003
Allowances Deducted from Assets
Allowance for Credit Losses	$3,065	(f)	$1,928		$2,016	(a) (f)	$2,977	(f)
Allowance for Doubtful Receivables	374		108		98	(c)	384
Inventories (primarily service part obsolescence)	304		64	(e)	—		368
Allowance for Deferred Tax Assets	50		55	(f)	—		105	(f)
Total Allowances Deducted from Assets	$3,793		$2,155		$2,114		$3,834
__________
(a)	Finance receivables and lease investments deemed to be uncollectible and other changes, principally amounts related to finance receivables sold and translation adjustments.
(b)	Includes Visteon-related increases of $500 million and $600 million in 2005 and 2004, respectively.
(c)	Accounts and notes receivable deemed to be uncollectible and translation adjustments. Included in 2005 is a write-off of Visteon-related receivables of $1.1 billion.
(d)
Includes non-current Visteon-related receivables of $19 million and $600 million at December 31, 2005 and 2004, respectively, which are netted against Automotive — Other assets on the sector balance sheet.

(e)	Net change in inventory allowances.
(f)	Amounts have been restated due to the effect of the restatement discussed in Note 28 of the Notes to the Financial Statements.

FSS-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
Ford Motor Company:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 1, 2006, except for the effect of the restatement described in Note 28 of the Notes to the Financial Statements and the matter described in the penultimate paragraph of Management’s Report on Internal Control Over Financial Reporting, as to which the date is November 14, 2006 (appearing in this Annual Report on Form 10-K/A) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
March 1, 2006, except for the effect of the restatement described in Note 28 of the Notes to the Financial Statements, as to which the date is November 14, 2006.

 FSS-2