Form 10-Q
period 2006-09-30
FORD MOTOR CO
filed 2006-11-14
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to  _______________

Commission File Number: 1-3950

FORD MOTOR COMPANY
(Exact name of registrant as specified in its charter)

1-3950	38-0549190
(Commission File Number)	(IRS Employer Identification No.)

One American Road, Dearborn, Michigan	48126
(Address of principal executive offices)	(Zip Code)

(313) 322-3000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
☒ Yes        ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☒ No

As of November 6, 2006, the registrant had outstanding 1,818,041,779 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit index located on page number 58.

EXPLANATORY NOTE

In October 2006, Ford Motor Company (generally, "Ford," "we," "us" or "our") reviewed our application of paragraph 68 of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and its use at our indirect wholly-owned subsidiary, Ford Motor Credit Company ("Ford Credit"). One of the general requirements of SFAS No. 133 is that hedge accounting is appropriate only for those hedging relationships that a company expects will be highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged. To determine whether transactions satisfy this requirement, companies must periodically assess the effectiveness of hedging relationships both prospectively and retrospectively. Paragraph 68 of SFAS No. 133 ("Paragraph 68") contains an exception from these periodic assessment requirements in the form of an "assumption of no ineffectiveness" for certain hedges of interest rate risk that involve interest rate swaps and recognized interest-bearing assets or liabilities. The exception identifies the specific requirements for the derivative and hedged items that must be met, such as a derivative fair value of zero at inception of the hedging relationship, matching maturity dates, and contemporaneous formal documentation.

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

Although we now have determined that the hedging relationships at issue in this restatement did not meet the specific criteria for an assumption of no ineffectiveness pursuant to Paragraph 68, we are precluded by SFAS No. 133 from retroactively performing full effectiveness testing in order to apply hedge accounting. Accordingly, the restated results in our Annual Report on Form 10-K/A for the year ended December 31, 2005 ("2005 Form 10-K/A Report") reflect the changes in fair value of these instruments as derivative gains and losses during the affected periods, without recording any offsetting change in the value of the debt they were economically hedging.

As a result, we have filed our 2005 Form 10-K/A Report restating certain financial information therein including: historical balance sheets as of December 31, 2005 and 2004; statements of income, cash flows and stockholders’ equity for the years ending 2005, 2004, and 2003; and selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

Changes in the fair value of interest rate swaps are driven primarily by changes in interest rates. We have long-term interest rate swaps with large notional balances, many of which are "receive-fixed, pay-float" interest rate swaps. Such swaps increase in value when interest rates decline, and decline in value when interest rates rise. As a result, changes in interest rates cause substantial volatility in the fair values that must be recognized in earnings. For 2001 and 2002, when interest rates were trending lower, we have recognized large derivative gains in our restated financial data. The upward trend in interest rates from 2003 through 2005 caused our interest rate swaps to decline in value, resulting in the recognition of derivative losses for these periods.

See Note 28 of the Notes to the Financial Statements in our 2005 Form 10-K/A Report for additional information and amounts related to our restatement. In addition, this Quarterly Report on Form 10-Q for the period ended September 30, 2006 includes, in Note 2 of the Notes to the Financial Statements, restated consolidated and sector statements of income for the three- and nine-month periods ended September 30, 2005, restated consolidated and sector balance sheets as of December 31, 2005, and restated condensed consolidated and sector statements of cash flows for the nine-month period ended September 30, 2005.

The following table sets forth a reconciliation of previously reported and restated net income/(loss) for the periods shown (in millions):

	2005 Net Income/(Loss)

	Third Quarter	First Nine Months

Previously reported	$(284)	$1,874
Pre-tax adjustments:
Fair value interest rate swaps	(435)	(624)
Other out-of-period adjustments	(31)	63
Total pre-tax adjustments	(466)	(561)
Related tax effects - provision for/(benefit from)	(174)	(201)
Net after-tax adjustments	(292)	(360)
Restated	$(576)	$1,514

Subsequent to the completion of our originally-filed financial statements for each period being restated, we identified adjustments that should have been recorded in these earlier periods.  Upon identification, we determined these adjustments to be immaterial, individually and in the aggregate, to our originally-filed financial statements, and generally recognized these adjustments ("out-of-period" adjustments) in the period in which they were identified.  Because the Ford Credit interest rate swap adjustment has required a restatement, we also are reversing these out-of-period adjustments and recording them in the proper periods.

We do not intend to amend previously-filed Quarterly Reports on Form 10-Q for periods ending prior to December 31, 2005. The reader should not rely on our previously-filed Quarterly Report on Form 10-Q for the period ended September 30, 2005, but should instead rely upon the updated financial data provided for the third quarter and nine months ended September 30, 2005 herein.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended September 30, 2006 and 2005
(in millions, except per share amounts)

	Third Quarter		First Nine Months
		Restated - See Note 2		Restated - See Note 2
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Sales and revenues
Automotive sales	$32,556	$34,656	$107,356	$112,778
Financial Services revenues	4,554	5,854	12,449	17,793
Total sales and revenues	37,110	40,510	119,805	130,571

Costs and expenses
Automotive cost of sales	37,554	33,471	110,340	105,786
Selling, administrative and other expenses	4,496	5,983	13,730	18,181
Interest expense	1,936	2,157	6,330	6,287
Financial Services provision for credit and insurance losses	97	182	193	350
Total costs and expenses	44,083	41,793	130,593	130,604

Automotive interest income and other non-operating income/(expense), net	555	307	1,080	1,111
Automotive equity in net income/(loss) of affiliated companies	61	133	345	259
Income/(loss) before income taxes	(6,357)	(843)	(9,363)	1,337
Provision for/(benefit from) income taxes	(1,157)	(314)	(2,499)	(328)
Income/(loss) before minority interests	(5,200)	(529)	(6,864)	1,665
Minority interests in net income/(loss) of subsidiaries	48	54	126	196
Income/(loss) from continuing operations	(5,248)	(583)	(6,990)	1,469
Income/(loss) from discontinued operations (Note 4)	—	7	2	45
Net income/(loss)	$(5,248)	$(576)	$(6,988)	$1,514

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 12)
Basic income/(loss)
Income/(loss) from continuing operations	$(2.79)	$(0.31)	$(3.73)	$0.80
Income/(loss) from discontinued operations	—	—	—	0.02
Net income/(loss)	$(2.79)	$(0.31)	$(3.73)	$0.82
Diluted income/(loss)
Income/(loss) from continuing operations	$(2.79)	$(0.31)	$(3.73)	$0.76
Income/(loss) from discontinued operations	—	—	—	0.03
Net income/(loss)	$(2.79)	$(0.31)	$(3.73)	$0.79
Cash dividends	$0.05	$0.10	$0.25	$0.30

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF INCOME
For the Periods Ended September 30, 2006 and 2005
(in millions, except per share amounts)

	Third Quarter		First Nine Months
		Restated - See Note 2		Restated - See Note 2
	2006	2005	2006	2005
	(unaudited)		(unaudited)
AUTOMOTIVE
Sales	$32,556	$34,656	$107,356	$112,778
Costs and expenses
Cost of sales	37,554	33,471	110,340	105,786
Selling, administrative and other expenses	2,798	2,811	8,733	8,977
Total costs and expenses	40,352	36,282	119,073	114,763
Operating income/(loss)	(7,796)	(1,626)	(11,717)	(1,985)

Interest expense	(73)	371	621	960

Interest income and other non-operating income/(expense), net	555	307	1,080	1,111
Equity in net income/(loss) of affiliated companies	61	133	345	259
Income/(loss) before income taxes — Automotive	(7,107)	(1,557)	(10,913)	(1,575)

FINANCIAL SERVICES
Revenues	4,554	5,854	12,449	17,793
Costs and expenses
Interest expense	2,009	1,786	5,709	5,327
Depreciation	1,400	1,537	3,899	4,591
Operating and other expenses	298	1,635	1,098	4,613
Provision for credit and insurance losses	97	182	193	350
Total costs and expenses	3,804	5,140	10,899	14,881
Income/(loss) before income taxes — Financial Services	750	714	1,550	2,912

TOTAL COMPANY
Income/(loss) before income taxes	(6,357)	(843)	(9,363)	1,337
Provision for/(benefit from) income taxes	(1,157)	(314)	(2,499)	(328)
Income/(loss) before minority interests	(5,200)	(529)	(6,864)	1,665
Minority interests in net income/(loss) of subsidiaries	48	54	126	196
Income/(loss) from continuing operations	(5,248)	(583)	(6,990)	1,469
Income/(loss) from discontinued operations (Note 4)	—	7	2	45
Net income/(loss)	$(5,248)	$(576)	$(6,988)	$1,514

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 12)
Basic income/(loss)
Income/(loss) from continuing operations	$(2.79)	$(0.31)	$(3.73)	$0.80
Income/(loss) from discontinued operations	—	—	—	0.02
Net income/(loss)	$(2.79)	$(0.31)	$(3.73)	$0.82
Diluted income/(loss)
Income/(loss) from continuing operations	$(2.79)	$(0.31)	$(3.73)	$0.76
Income/(loss) from discontinued operations	—	—	—	0.03
Net income/(loss)	$(2.79)	$(0.31)	$(3.73)	$0.79
Cash dividends	$0.05	$0.10	$0.25	$0.30

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	September 30, 2006	Restated - see Note 2 December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$25,511	$28,406
Marketable securities	14,552	10,672
Loaned securities	564	3,461
Finance receivables, net	106,685	105,975
Other receivables, net	8,004	8,536
Net investment in operating leases	30,943	27,099
Retained interest in sold receivables	1,073	1,420
Inventories (Note 6)	11,997	10,271
Equity in net assets of affiliated companies	2,828	2,579
Net property	37,844	40,676
Deferred income taxes	4,197	5,880
Goodwill and other intangible assets (Note 9)	6,396	5,945
Assets of discontinued/held-for-sale operations	—	5
Other assets	16,871	18,534
Total assets	$267,465	$269,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables	$22,738	$22,910
Accrued liabilities and deferred revenue	77,365	73,047
Debt	154,410	153,278
Deferred income taxes	2,774	5,660
Total liabilities	257,287	254,895

Minority interests	1,015	1,122

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	4,579	4,872
Accumulated other comprehensive income/(loss)	(785)	(3,680)
Treasury stock	(258)	(833)
Retained earnings	5,608	13,064
Total stockholders’ equity	9,163	13,442
Total liabilities and stockholders’ equity	$267,465	$269,459

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET
(in millions)

	September 30, 2006	Restated - See Note 2 December 31, 2005
	(unaudited)
ASSETS
Automotive
Cash and cash equivalents	$13,531	$13,388
Marketable securities	7,768	6,860
Loaned securities	564	3,461
Total cash, marketable and loaned securities	21,863	23,709
Receivables, net	3,551	3,075
Inventories (Note 6)	11,997	10,271
Deferred income taxes	657	1,249
Other current assets	7,891	8,177
Total current assets	45,959	46,481
Equity in net assets of affiliated companies	2,026	1,756
Net property	37,533	40,348
Deferred income taxes	13,023	10,999
Goodwill and other intangible assets (Note 9)	6,379	5,928
Assets of discontinued/held-for-sale operations	—	5
Other assets	9,006	8,308
Total Automotive assets	113,926	113,825
Financial Services
Cash and cash equivalents	11,980	15,018
Marketable securities	6,784	3,812
Finance receivables, net	111,138	111,436
Net investment in operating leases	26,286	22,951
Retained interest in sold receivables	1,073	1,420
Goodwill and other intangible assets (Note 9)	17	17
Other assets	5,921	7,457
Receivable from Automotive	994	83
Total Financial Services assets	164,193	162,194
Intersector elimination	(994)	(83)
Total assets	$277,125	$275,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive
Trade payables	$17,895	$16,637
Other payables	3,163	4,222
Accrued liabilities and deferred revenue	29,545	28,829
Deferred income taxes	1,152	804
Debt payable within one year	1,289	978
Current payable to Financial Services	285	83
Total current liabilities	53,329	51,553
Long-term debt	16,376	16,900
Other liabilities	43,214	38,639
Deferred income taxes	466	586
Non-current payable to Financial Services	709	—
Total Automotive liabilities	114,094	107,678
Financial Services
Payables	1,680	2,051
Debt	136,745	135,400
Deferred income taxes	10,816	10,747
Other liabilities and deferred income	4,606	5,579
Total Financial Services liabilities	153,847	153,777

Minority interests	1,015	1,122

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	4,579	4,872
Accumulated other comprehensive income/(loss)	(785)	(3,680)
Treasury stock	(258)	(833)
Retained earnings	5,608	13,064
Total stockholders’ equity	9,163	13,442
Intersector elimination	(994)	(83)
Total liabilities and stockholders’ equity	$277,125	$275,936

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2006 and 2005
(in millions)

	First Nine Months
		Restated -
		See Note 2
	2006	2005
	(unaudited)

Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$16,975	$19,282

Cash flows from investing activities of continuing operations
Capital expenditures	(5,242)	(5,462)
Acquisitions of retail and other finance receivables and operating leases	(47,688)	(42,026)
Collections of retail and other finance receivables and operating leases	31,741	36,492
Net acquisitions of daily rental vehicles	—	(2,183)
Purchases of securities	(17,471)	(10,100)
Sales and maturities of securities	15,196	4,197
Proceeds from sales of retail and other finance receivables and operating leases	3,956	15,144
Proceeds from sale of businesses	54	2,245
Cash paid for acquisitions	—	(1,617)
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(4)	(4)
Other	143	2,229
Net cash (used in)/provided by investing activities	(19,315)	(1,085)

Cash flows from financing activities of continuing operations
Cash dividends	(468)	(552)
Sales of Common Stock	355	697
Purchases of Common Stock	(139)	(447)
Changes in short-term debt	(276)	(6,234)
Proceeds from issuance of other debt	32,775	21,677
Principal payments on other debt	(33,012)	(32,516)
Other	(34)	(28)
Net cash (used in)/provided by financing activities	(799)	(17,403)

Effect of exchange rate changes on cash	238	(376)

Net increase/(decrease) in cash and cash equivalents from continuing operations	(2,901)	418

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	2	65
Cash flows from investing activities of discontinued operations	—	(50)
Cash flows from financing activities of discontinued operations	—	—

Net increase/(decrease) in cash and cash equivalents	$(2,899)	$433

Cash and cash equivalents at January 1	$28,406	$22,828
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	4	681
Net increase/(decrease) in cash and cash equivalents	(2,899)	433
Less: cash and cash equivalents of discontinued/held-for-sale operations at September 30	—	(790)
Cash and cash equivalents at September 30	$25,511	$23,152

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended September 30, 2006 and 2005
(in millions)

			Restated - See Note 2
	First Nine Months 2006		First Nine Months 2005
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$5,020	$5,471	$4,532	$5,887

Cash flows from investing activities
Capital expenditures	(5,212)	(30)	(5,109)	(353)
Acquisitions of retail and other finance receivables and operating leases	—	(47,688)	—	(42,026)
Collections of retail and other finance receivables and operating leases	—	32,099	—	36,579
Net (increase)/decrease of wholesale receivables	—	6,126	—	5,629
Net acquisitions of daily rental vehicles	—	—	—	(2,775)
Purchases of securities	(3,641)	(13,830)	(4,343)	(5,757)
Sales and maturities of securities	4,095	11,101	3,239	958
Proceeds from sales of retail and other finance receivables and operating leases	—	3,956	—	15,144
Proceeds from sales of wholesale receivables	—	—	—	3,739
Proceeds from sale of businesses	54	—	204	2,041
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(4)	—	1	(5)
Investing activity from Financial Services	785	—	2,486	—
Investing activity to Financial Services	(1,400)	—	—	—
Cash paid for acquisitions	—	—	(1,617)	—
Other	(61)	204	453	1,776
Net cash (used in)/provided by investing activities	(5,384)	(8,062)	(4,686)	14,950

Cash flows from financing activities
Cash dividends	(468)	—	(552)	—
Sales of Common Stock	355	—	697	—
Purchases of Common Stock	(139)	—	(447)	—
Changes in short-term debt	251	(527)	(3)	(6,231)
Proceeds from issuance of other debt	204	32,571	253	21,424
Principal payments on other debt	(629)	(32,383)	(682)	(31,834)
Financing activity from Automotive	—	1,400	—	—
Financing activity to Automotive	—	(785)	—	(2,486)
Other	76	(110)	(4)	(24)
Net cash (used in)/provided by financing activities	(350)	166	(738)	(19,151)

Effect of exchange rate changes on cash	3	235	14	(390)
Net change in intersector receivables/payables and other liabilities	848	(848)	(168)	168
Net increase/(decrease) in cash and cash equivalents from continuing operations	137	(3,038)	(1,046)	1,464

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	2	—	(6)	71
Cash flows from investing activities of discontinued operations	—	—	16	(66)
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$139	$(3,038)	$(1,036)	$1,469

Cash and cash equivalents at January 1	$13,388	$15,018	$10,139	$12,689
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	4	—	2	679
Net increase/(decrease) in cash and cash equivalents	139	(3,038)	(1,036)	1,469
Less: cash and cash equivalents of discontinued/held-for-sale operations at September 30	—	—	(13)	(777)
Cash and cash equivalents at September 30	$13,531	$11,980	$9,092	$14,060

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements reflect those adjustments necessary for a fair statement of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries and consolidated variable interest entities ("VIEs") of which we are the primary beneficiary for the periods and at the dates presented. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K/A for the year ended December 31, 2005 (the "2005 Form 10-K/A Report"). For purposes of this report, "Ford", the "Company", "we", "our", "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.

NOTE 2.  RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In October 2006, we reviewed our application of paragraph 68 of Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and its use at our indirect wholly-owned subsidiary, Ford Motor Credit Company ("Ford Credit"). One of the general requirements of SFAS No. 133 is that hedge accounting is appropriate only for those hedging relationships that a company expects will be highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged. To determine whether transactions satisfy this requirement, companies must periodically assess the effectiveness of hedging relationships both prospectively and retrospectively. Paragraph 68 of SFAS No. 133 ("Paragraph 68") contains an exception from these periodic assessment requirements in the form of an "assumption of no ineffectiveness" for certain hedges of interest rate risk that involve interest rate swaps and recognized interest-bearing assets or liabilities. The exception identifies the specific requirements for the derivative and hedged items that must be met, such as a derivative fair value of zero at inception of the hedging relationship, matching maturity dates, and contemporaneous formal documentation.

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

Although we now have determined that the hedging relationships at issue in this restatement did not meet the specific criteria for an assumption of no ineffectiveness pursuant to Paragraph 68, we are precluded by SFAS No. 133 from retroactively performing full effectiveness testing in order to apply hedge accounting. Accordingly, the restated results in our Annual Report on Form 10-K/A for the year ended December 31, 2005 ("2005 Form 10-K/A Report") reflect the changes in fair value of these instruments as derivative gains and losses during the affected periods, without recording any offsetting change in the value of the debt they were economically hedging.

As a result, we have filed our 2005 Form 10-K/A Report restating certain financial information therein including: historical balance sheets as of December 31, 2005 and 2004; statements of income, cash flows and stockholders’ equity for the years ending 2005, 2004, and 2003; and selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

Item 1. Financial Statements (Continued)

Changes in the fair value of interest rate swaps are driven primarily by changes in interest rates. We have long-term interest rate swaps with large notional balances, many of which are "receive-fixed, pay-float" interest rate swaps. Such swaps increase in value when interest rates decline, and decline in value when interest rates rise. As a result, changes in interest rates cause substantial volatility in the fair values that must be recognized in earnings. For 2001 and 2002, when interest rates were trending lower, we have recognized large derivative gains in our restated financial data. The upward trend in interest rates from 2003 through 2005 caused our interest rate swaps to decline in value, resulting in the recognition of derivative losses for these periods.

See Note 28 of the Notes to the Financial Statements in our 2005 Form 10-K/A Report for additional information and amounts related to our restatement. In addition, this Quarterly Report on Form 10-Q for the period ended September 30, 2006 includes, in Note 2, restated consolidated and sector statements of income for the three- and nine-month periods ended September 30, 2005, restated consolidated and sector balance sheets as of December 31, 2005, and restated condensed consolidated and sector statements of cash flows for the nine-month period ended September 30, 2005.

The following table sets forth a reconciliation of previously reported and restated net income/(loss) for the periods shown (in millions):

	2005 Net Income/(Loss)

	Third Quarter	First Nine Months

Previously reported	$(284)	$1,874
Pre-tax adjustments:
Fair value interest rate swaps	(435)	(624)
Other out-of-period adjustments	(31)	63
Total pre-tax adjustments	(466)	(561)
Related tax effects - provision for/(benefit from)	(174)	(201)
Net after-tax adjustments	(292)	(360)
Restated	$(576)	$1,514

Subsequent to the completion of our originally-filed financial statements for each period being restated, we identified adjustments that should have been recorded in these earlier periods.  Upon identification, we determined these adjustments to be immaterial, individually and in the aggregate, to our originally-filed financial statements, and generally recognized these adjustments ("out-of-period" adjustments) in the period in which they were identified.  Because the Ford Credit interest rate swap adjustment has required a restatement, we also are reversing these out-of-period adjustments and recording them in the proper periods.

We do not intend to amend previously-filed Quarterly Reports on Form 10-Q for periods ending prior to December 31, 2005. The reader should not rely on the financial information in our previously-filed Quarterly Report on Form 10-Q for the period ended September 30, 2005, but should instead rely upon the updated financial data provided for the third quarter and nine months ended September 30, 2005 herein.

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

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Consolidated Statement of Income (in millions, except per share amounts):

	Third Quarter 2005		First Nine Months 2005
	Previously Reported	Restated	Previously Reported	Restated
	(unaudited)		(unaudited)
Sales and revenues
Automotive sales	$34,675	$34,656	$112,692	$112,778
Financial Services revenues	6,181	5,854	17,848	17,793
Total sales and revenues	40,856	40,510	130,540	130,571

Costs and expenses
Automotive cost of sales	33,532	33,471	105,803	105,786
Selling, administrative and other expenses	5,983	5,983	18,200	18,181
Interest expense	1,976	2,157	5,659	6,287
Financial Services provision for credit and insurance losses	182	182	350	350
Total costs and expenses	41,673	41,793	130,012	130,604

Automotive interest income and other non-operating income/(expense), net	307	307	1,111	1,111
Automotive equity in net income/(loss) of affiliated companies	133	133	259	259
Income/(loss) before income taxes	(377)	(843)	1,898	1,337
Provision for/(benefit from) income taxes	(140)	(314)	(127)	(328)
Income/(loss) before minority interests	(237)	(529)	2,025	1,665
Minority interests in net income/(loss) of subsidiaries	54	54	196	196
Income/(loss) from continuing operations	(291)	(583)	1,829	1,469
Income/(loss) from discontinued operations (Note 4)	7	7	45	45
Net income/(loss)	$(284)	$(576)	$1,874	$1,514

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 12)
Basic income/(loss)
Income/(loss) from continuing operations	$(0.16)	$(0.31)	$0.99	$0.80
Income/(loss) from discontinued operations	0.01	—	0.03	0.02
Net income/(loss)	$(0.15)	$(0.31)	$1.02	$0.82
Diluted income/(loss)
Income/(loss) from continuing operations	$(0.16)	$(0.31)	$0.93	$0.76
Income/(loss) from discontinued operations	0.01	—	0.02	0.03
Net income/(loss)	$(0.15)	$(0.31)	$0.95	$0.79
Cash dividends	$0.10	$0.10	$0.30	$0.30

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Sector Statement of Income (in millions, except per share amounts):

	Third Quarter 2005		First Nine Months 2005
	Previously Reported	Restated	Previously Reported	Restated
	(unaudited)		(unaudited)
AUTOMOTIVE
Sales	$34,675	$34,656	$112,692	$112,778
Costs and expenses
Cost of sales	33,532	33,471	105,803	105,786
Selling, administrative and other expenses	2,811	2,811	8,996	8,977
Total costs and expenses	36,343	36,282	114,799	114,763
Operating income/(loss)	(1,668)	(1,626)	(2,107)	(1,985)

Interest expense	371	371	960	960

Interest income and other non-operating income/(expense), net	307	307	1,111	1,111
Equity in net income/(loss) of affiliated companies	133	133	259	259
Income/(loss) before income taxes — Automotive	(1,599)	(1,557)	(1,697)	(1,575)

FINANCIAL SERVICES
Revenues	6,181	5,854	17,848	17,793
Costs and expenses
Interest expense	1,605	1,786	4,699	5,327
Depreciation	1,537	1,537	4,591	4,591
Operating and other expenses	1,635	1,635	4,613	4,613
Provision for credit and insurance losses	182	182	350	350
Total costs and expenses	4,959	5,140	14,253	14,881
Income/(loss) before income taxes — Financial Services	1,222	714	3,595	2,912

TOTAL COMPANY
Income/(loss) before income taxes	(377)	(843)	1,898	1,337
Provision for/(benefit from) income taxes	(140)	(314)	(127)	(328)
Income/(loss) before minority interests	(237)	(529)	2,025	1,665
Minority interests in net income/(loss) of subsidiaries	54	54	196	196
Income/(loss) from continuing operations	(291)	(583)	1,829	1,469
Income/(loss) from discontinued operations (Note 4)	7	7	45	45
Net income/(loss)	$(284)	$(576)	$1,874	$1,514

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 12)
Basic income/(loss)
Income/(loss) from continuing operations	$(0.16)	$(0.31)	$0.99	$0.80
Income/(loss) from discontinued operations	0.01	—	0.03	0.02
Net income/(loss)	$(0.15)	$(0.31)	$1.02	$0.82
Diluted income/(loss)
Income/(loss) from continuing operations	$(0.16)	$(0.31)	$0.93	$0.76
Income/(loss) from discontinued operations	0.01	—	0.02	0.03
Net income/(loss)	$(0.15)	$(0.31)	$0.95	$0.79
Cash dividends	$0.10	$0.10	$0.30	$0.30

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Consolidated Balance Sheet at December 31, 2005 (in millions):

	Previously Reported	Restated
ASSETS
Cash and cash equivalents	$28,406	$28,406
Marketable securities	10,672	10,672
Loaned securities	3,461	3,461
Finance receivables, net	105,975	105,975
Other receivables, net	8,522	8,536
Net investment in operating leases	27,099	27,099
Retained interest in sold receivables	1,420	1,420
Inventories (Note 6)	10,271	10,271
Equity in net assets of affiliated companies	2,579	2,579
Net property	40,706	40,676
Deferred income taxes	5,881	5,880
Goodwill and other intangible assets (Note 9)	5,945	5,945
Assets of discontinued/held-for-sale operations	5	5
Other assets	18,534	18,534
Total assets	$269,476	$269,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables	$22,813	$22,910
Accrued liabilities and deferred revenue	72,977	73,047
Debt	154,332	153,278
Deferred income taxes	5,275	5,660
Total liabilities	255,397	254,895

Minority interests	1,122	1,122

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	4,872	4,872
Accumulated other comprehensive income/(loss)	(3,562)	(3,680)
Treasury stock	(833)	(833)
Retained earnings	12,461	13,064
Total stockholders’ equity	12,957	13,442
Total liabilities and stockholders’ equity	$269,476	$269,459

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Sector Balance Sheet at December 31, 2005 (in millions):

	Previously Reported	Restated
ASSETS
Automotive
Cash and cash equivalents	$13,388	$13,388
Marketable securities	6,860	6,860
Loaned securities	3,461	3,461
Total cash, marketable and loaned securities	23,709	23,709
Receivables, net	3,061	3,075
Inventories (Note 6)	10,271	10,271
Deferred income taxes	1,187	1,249
Other current assets	8,177	8,177
Total current assets	46,405	46,481
Equity in net assets of affiliated companies	1,756	1,756
Net property	40,378	40,348
Deferred income taxes	11,049	10,999
Goodwill and other intangible assets (Note 9)	5,928	5,928
Assets of discontinued/held-for-sale operations	5	5
Other assets	8,308	8,308
Total Automotive assets	113,829	113,825
Financial Services
Cash and cash equivalents	15,018	15,018
Marketable securities	3,812	3,812
Finance receivables, net	111,436	111,436
Net investment in operating leases	22,951	22,951
Retained interest in sold receivables	1,420	1,420
Goodwill and other intangible assets (Note 9)	17	17
Other assets	7,457	7,457
Receivable from Automotive	83	83
Total Financial Services assets	162,194	162,194
Intersector elimination	(83)	(83)
Total assets	$275,940	$275,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive
Trade payables	$16,554	$16,637
Other payables	4,222	4,222
Accrued liabilities and deferred revenue	28,733	28,829
Deferred income taxes	804	804
Debt payable within one year	978	978
Current payable to Financial Services	83	83
Total current liabilities	51,374	51,553
Long-term debt	16,900	16,900
Other liabilities	38,639	38,639
Deferred income taxes	586	586
Non-current payable to Financial Services	—	—
Total Automotive liabilities	107,499	107,678
Financial Services
Payables	2,037	2,051
Debt	136,454	135,400
Deferred income taxes	10,349	10,747
Other liabilities and deferred income	5,605	5,579
Total Financial Services liabilities	154,445	153,777

Minority interests	1,122	1,122

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	4,872	4,872
Accumulated other comprehensive income/(loss)	(3,562)	(3,680)
Treasury stock	(833)	(833)
Retained earnings	12,461	13,064
Total stockholders’ equity	12,957	13,442
Intersector elimination	(83)	(83)
Total liabilities and stockholders’ equity	$275,940	$275,936

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2005 (in millions):

	First Nine Months 2005
	Previously Reported	Restated
	(unaudited)

Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$20,103	$19,282

Cash flows from investing activities of continuing operations
Capital expenditures	(5,462)	(5,462)
Acquisitions of retail and other finance receivables and operating leases	(42,026)	(42,026)
Collections of retail and other finance receivables and operating leases	37,760	36,492
Net acquisitions of daily rental vehicles	(2,775)	(2,183)
Purchases of securities	(4,743)	(10,100)
Sales and maturities of securities	3,863	4,197
Proceeds from sales of retail and other finance receivables and operating leases	15,144	15,144
Proceeds from sale of businesses	2,245	2,245
Cash paid for acquisitions	(1,617)	(1,617)
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	—	(4)
Other	576	2,229
Net cash (used in)/provided by investing activities	2,965	(1,085)

Cash flows from financing activities of continuing operations
Cash dividends	(552)	(552)
Sales of Common Stock	697	697
Purchases of Common Stock	(447)	(447)
Changes in short-term debt	(6,177)	(6,234)
Proceeds from issuance of other debt	20,237	21,677
Principal payments on other debt	(31,076)	(32,516)
Other	(5)	(28)
Net cash (used in)/provided by financing activities	(17,323)	(17,403)

Effect of exchange rate changes on cash	(376)	(376)

Net increase/(decrease) in cash and cash equivalents from continuing operations	5,369	418

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	65
Cash flows from investing activities of discontinued operations	—	(50)
Cash flows from financing activities of discontinued operations	—	—

Net increase/(decrease) in cash and cash equivalents	$—	$433

Cash and cash equivalents at January 1	$22,831	$22,828
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	681
Net increase/(decrease) in cash and cash equivalents	5,369	433
Less: cash and cash equivalents of discontinued/held-for-sale operations at September 30	—	(790)
Cash and cash equivalents at September 30	$28,200	$23,152

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Condensed Sector Statement of Cash Flows for the period ended September 30, 2005 (in millions):

	Previously Reported		Restated
	First Nine Months 2005		First Nine Months 2005
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$4,535	$7,757	$4,532	$5,887

Cash flows from investing activities
Capital expenditures	(5,109)	(353)	(5,109)	(353)
Acquisitions of retail and other finance receivables and operating leases	—	(42,026)	—	(42,026)
Collections of retail and other finance receivables and operating leases	—	36,560	—	36,579
Net (increase)/decrease of wholesale receivables	—	5,272	—	5,629
Net acquisitions of daily rental vehicles	—	(2,775)	—	(2,775)
Purchases of securities	(4,343)	(400)	(4,343)	(5,757)
Sales and maturities of securities	3,239	624	3,239	958
Proceeds from sales of retail and other finance receivables and operating leases	—	15,144	—	15,144
Proceeds from sales of wholesale receivables	—	3,739	—	3,739
Proceeds from sale of businesses	204	2,041	204	2,041
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	—	—	1	(5)
Investing activity from Financial Services	2,486	—	2,486	—
Investing activity to Financial Services	—	—	—	—
Cash paid for acquisitions	(1,617)	—	(1,617)	—
Other	451	125	453	1,776
Net cash (used in)/provided by investing activities	(4,689)	17,951	(4,686)	14,950

Cash flows from financing activities
Cash dividends	(552)	—	(552)	—
Sales of Common Stock	697	—	697	—
Purchases of Common Stock	(447)	—	(447)	—
Changes in short-term debt	(3)	(6,174)	(3)	(6,231)
Proceeds from issuance of other debt	253	19,984	253	21,424
Principal payments on other debt	(682)	(30,394)	(682)	(31,834)
Financing activity from Automotive	—	—	—	—
Financing activity to Automotive	—	(2,486)	—	(2,486)
Other	(4)	(1)	(4)	(24)
Net cash (used in)/provided by financing activities	(738)	(19,071)	(738)	(19,151)

Effect of exchange rate changes on cash	14	(390)	14	(390)
Net change in intersector receivables/payables and other liabilities	(168)	168	(168)	168
Net increase/(decrease) in cash and cash equivalents from continuing operations	(1,046)	6,415	(1,046)	1,464

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—	(6)	71
Cash flows from investing activities of discontinued operations	—	—	16	(66)
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$(1,046)	$6,415	$(1,036)	$1,469

Cash and cash equivalents at January 1	$10,142	$12,689	$10,139	$12,689
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	—	—	2	679
Net increase/(decrease) in cash and cash equivalents	(1,046)	6,415	(1,036)	1,469
Less: cash and cash equivalents of discontinued/held-for-sale operations at September 30	—	—	(13)	(777)
Cash and cash equivalents at September 30	$9,096	$19,104	$9,092	$14,060

Item 1. Financial Statements (Continued)

NOTE 3. INCOME TAXES

For the first nine months of the year, we have used the actual effective tax rate for the year-to-date tax provision calculation because a reliable estimate of the full-year effective tax rate cannot be made. External business conditions and other factors throughout the year may contribute to significant variability of the effective tax rate due to the impact of permanent differences relative to our financial results. Effective this quarter, the balance of deferred taxes primarily at our Ford North America and Jaguar/Land Rover operations has changed from a net deferred tax liability position to a net deferred tax asset position. Due to the cumulative losses we have incurred at these operations and their near-term financial outlook, we recorded a valuation allowance of $1.8 billion against the net deferred tax asset in the third quarter of 2006. Detailed valuation allowance testing was conducted for each legal entity and tax jurisdiction in which these operations conduct business. The effective tax rates of 18.0% for the third quarter and 25.7% for the first nine months include the impact of this valuation allowance.

In the third quarter of 2006, we reflected the favorable effects related to the settlement of prior-year federal and state tax matters of about $400 million in our Automotive interest expense, which more than offsets the interest expense that we normally carry.

NOTE 4. DISCONTINUED OPERATIONS AND OTHER DISPOSITIONS

Total Company Discontinued Operations

The results of all discontinued operations are as follows (in millions):

	Third Quarter		First Nine Months
	2006	2005	2006	2005
Sales and revenues	$—	$1	$—	$121

Operating income/(loss) from discontinued operations	$—	$—	$—	$54
Gain/(loss) on discontinued operations	—	11	3	(5)
(Provision for)/benefit from income taxes	—	(4)	(1)	(4)
Income/(loss) from discontinued operations	$—	$7	$2	$45

NOTE 5. EXIT AND DISPOSAL ACTIVITIES AND OTHER ACTIONS

General

The timing for recording expenses related to employee separation actions differs by type of separation program: the cost of certain benefits for hourly employees associated with facilities that are being idled through 2008 is being expensed when it is probable the employees will be permanently idled; the cost of other voluntary employee separation actions is being recorded as an expense at the time an employee accepts a separation offer.

Jobs Bank Benefits Reserve

On January 23, 2006, we announced a major business improvement plan for our North American Automotive operations, which we refer to as the Way Forward plan. As part of this plan, we announced that the following facilities will be idled through 2008: St. Louis Assembly Plant, Atlanta Assembly Plant, Wixom Assembly Plant, Batavia Transmission Plant, Windsor Casting Plant, Twin Cities Assembly Plant, and Norfolk Assembly Plant. In addition, we announced that production at our St. Thomas Assembly Plant in Canada would be reduced to one shift.

Responding to changing business circumstances, on September 15, 2006, Ford announced an acceleration of this plan, pursuant to which two additional facilities would be idled through 2008: Maumee (Ohio) Stamping Plant and Essex (Ontario, Canada) Engine Plant. We also announced that the Norfolk Assembly Plant would be idled a year earlier than planned, and that a shift reduction is now planned at Norfolk and Twin Cities Assembly in advance of the idling of the facilities. In addition, we announced that all Automotive Components Holdings, LLC ("ACH") operations would be sold or closed by the end of 2008.

Hourly employees working at the U.S. plants identified above are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW"); hourly employees working at the Canadian plants identified above are represented by the National Automobile, Aerospace, Transportation and General Workers Union of Canada ("CAW"). The collective bargaining agreement between us and the UAW contains

Item 1. Financial Statements (Continued)

NOTE 5. EXIT AND DISPOSAL ACTIVITIES AND OTHER ACTIONS (Continued)

a guaranteed employment numbers provision, pursuant to which we are required to pay idled employees who meet certain conditions substantially all of their wages and benefits for the term of the current agreement; the collective bargaining agreement between us and the CAW contains provisions pursuant to which we are required to pay idled employees a portion of their wages and certain benefits for a specified period of time based on the number of credits an employee has received. We refer to these benefits under the UAW and CAW agreements as "Jobs Bank Benefits."

The plant idlings and shift reductions described above are expected to create a population of hourly employees covered under the UAW and CAW collective bargaining agreements who will be permanently idled because we do not have the ability or intent to redeploy or absorb them in our operations. The employee-related costs associated with these actions have been expensed and include an amount for Jobs Bank Benefits expected to be provided in their present form under the current UAW and CAW collective bargaining agreements, which are scheduled to expire in September 2007 and September 2008, respectively, and an amount for Jobs Bank Benefits or similar benefits in an expected modified form under new collective bargaining agreements after expiration of the current agreements. The reserve balance is adjusted for Jobs Bank Benefits payments made to employees. In addition, the reserve is adjusted when we offer voluntary separation and/or relocation packages to employees which are accepted and whose cost can be reasonably estimated. Approximately 5,700 (of the approximately 25,000 affected employees at the announced Ford plants and ACH) have accepted voluntary separation packages or have agreed to relocate to other facilities as of September 30, 2006.

The reserve balance at September 30, 2006 was $2.0 billion, and represents our best estimate of the liability for approximately 17,200 UAW-represented employees (including ACH) and 2,200 CAW-represented employees remaining at the facilities identified above, considering several factors: the demographics of the population at each affected facility, redeployment alternatives, recent experience relative to voluntary redeployments, and recent experience with regard to the rate of voluntary separations. However, because of the complexities inherent in estimating this reserve, our actual costs could differ materially. Accordingly, we will continue to review our expected liability and make adjustments as necessary. We continue to expense costs as incurred associated with the small number of employees who are temporarily idled.

With respect to the remaining manufacturing facilities included in our Way Forward plan announcement, we have not accrued any costs for benefits that may be provided to employees working at facilities to be idled after 2008. The cost of executing the plans for these facilities is dependent on the resolution of many contingencies, including the negotiation of future labor agreements, the successful implementation of our product cycle plan, the resolution of alternative capacity actions, and changes in our market share between now and the planned idling of those facilities. Our present estimate for benefits that we anticipate may be paid to employees expected to be permanently idled at the remaining manufacturing facilities as part of our accelerated Way Forward plan is a charge of up to $750 million (on a discounted basis). Although it is probable that we will take the necessary actions to reduce our manufacturing employment, the amount of our estimated benefit obligation is highly dependent on the resolution of the previously-mentioned contingencies. No estimated value is more likely than another, and therefore, the benefit obligation is not reasonably estimable.

Other Actions

UAW Voluntary Separations: During the first nine months of 2006, we reduced our hourly workforce in U.S. plants other than those identified above by approximately 3,500 employees and recognized a $200 million pre-tax charge related to these separations. During the third quarter, we announced that we will offer early retirement and voluntary separation programs to all Ford and ACH hourly employees in the United States as part of our accelerated Way Forward plan. These programs will be offered in the fourth quarter of 2006. Hourly employees who accept an early retirement or separation offer are expected to leave the company by September 2007.

Other Employee Separation Actions: We also announced during the third quarter of 2006 our plans to reduce the North American salaried-related costs through the elimination of the equivalent of about 14,000 positions (which includes the equivalent of 4,000 positions already eliminated in the first quarter of 2006). Most salaried reductions are expected to be completed by the end of the first quarter of 2007, and will be achieved through early retirements, voluntary separations, and if necessary, involuntary separations. Most of these costs will be incurred in the fourth quarter of 2006 and the first quarter of 2007, as employees accept these offers.

During the third quarter of 2005, Premier Automotive Group ("PAG") and Ford Europe initiated hourly and salaried employee separation actions resulting in pre-tax charges of $117 million and $26 million in the first nine months of 2006 and 2005, respectively.

Item 1. Financial Statements (Continued)

NOTE 5. EXIT AND DISPOSAL ACTIVITIES AND OTHER ACTIONS (Continued)

All charges disclosed above exclude costs for pension and other postretirement employee benefits ("OPEB"). For further discussion regarding pension and OPEB, see Note 14 of the Notes to the Financial Statements.

NOTE 6. AUTOMOTIVE INVENTORIES

Inventories are summarized as follows (in millions):

	September 30,	December 31,
	2006	2005
Raw materials, work-in-process and supplies	$4,683	$4,057
Finished products	8,343	7,223
Total inventories at FIFO	13,026	11,280
Less: LIFO adjustment	(1,029)	(1,009)
Total inventories	$11,997	$10,271

During 2006, inventory quantities were reduced, resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2006 purchases, the effect of which decreased cost of goods sold by approximately $4 million.

NOTE 7. NET PROPERTY

Beginning January 1, 2006, we changed our method of amortization for special tools from an activity-based method (units-of-production) to a time-based method. The time-based method amortizes the cost of special tools over their expected useful lives using a straight-line method or, if the production volumes for major product programs associated with the tool are expected to materially decline over the life of the tool, an accelerated method reflecting the rate of decline. For the third quarter of 2006, this change increased Cost of sales by $1 million, and decreased Income/(loss) from continuing operations and Net income by $1 million, with no impact on earnings per share. For the first nine months of 2006, the change decreased Cost of sales by $133 million, and increased Income/(loss) from continuing operations and Net income by $133 million or $0.07 per diluted share.

NOTE 8. IMPAIRMENT OF LONG-LIVED ASSETS

Based on the assumptions underlying our accelerated Way Forward plan, we project a decline in net cash flows for the Ford North America segment, primarily reflecting lower market share assumptions, lower production, and other aspects of our accelerated plan. As a result, in the third quarter of 2006 we tested the long-lived assets of this segment for recoverability and recorded a pre-tax impairment charge of $2.2 billion in Cost of sales, representing the amount by which the carrying value of these assets exceeded the fair value.

During the third quarter of 2006, we also reviewed our business plan for the Jaguar/Land Rover operating unit within our PAG segment and, consistent with 2006 operating results, are projecting lower sales, a decline in net cash flows for this operating unit based on cost performance shortfalls and currency exchange deterioration. As a result, we tested the long-lived assets of this operating unit for recoverability and recorded a pre-tax impairment charge of $1.6 billion in Cost of sales, representing the amount by which the carrying value of these assets exceeded the fair value.

The fair value of the asset groups were measured using the discounted cash flow projections approved by our Board of Directors. We also compared various market multiples (e.g., revenue and EBITDA) within the same industry as useful comparative data points.

NOTE 9. GOODWILL AND OTHER INTANGIBLES

Beginning in 2006, our policy is to perform annual testing of goodwill and certain other intangible assets during the fourth quarter to determine whether any impairment has occurred. Testing is conducted at the reporting unit level. Testing is also performed following a triggering event for the long-lived asset impairment test. As a result of the impairment of Ford North America and Jaguar/Land Rover operating units, we tested goodwill at our Ford North America and PAG reporting units. No goodwill impairment was necessary.

Item 1. Financial Statements (Continued)

NOTE 9. GOODWILL AND OTHER INTANGIBLES (Continued)

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

Changes in the carrying amount of goodwill are as follows (in millions):

	Goodwill, December 31, 2005	Goodwill Acquired	Goodwill Impaired	Exchange Translation/ Other	Goodwill, September 30, 2006
Automotive Sector:
Ford North America	$202	$2	$—	$—	$204
Ford South America	—	—	—	—	—
Ford Europe	31	—	—	2	33
PAG	4,875	—	—	406	5,281
Ford Asia Pacific and Africa	—	—	—	—	—
Total Automotive Sector	5,108	2	—	408	5,518
Financial Services Sector:
Ford Credit	17	—	—	—	17
Total Financial Services Sector	17	—	—	—	17
Total	$5,125	$2	$—	$408	$5,535

In addition to the goodwill presented in the above table, included within Equity in net assets of affiliated companies was goodwill of $249 million at September 30, 2006. This included an increase of $36 million related to the conversion of our investment in Mazda Motor Corporation ("Mazda") convertible bonds to an investment in Mazda's equity.

The components of identifiable intangible assets are as follows (in millions):

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Less: Accumulated Depreciation	Net Intangible Assets	Gross Carrying Amount	Less: Accumulated Depreciation	Net Intangible Assets
Automotive Sector:
Tradename	$467	$—	$467	$431	$—	$431
Distribution Networks	354	(91)	263	337	(83)	254
Other	237	(106)	131	221	(86)	135
Total Automotive Sector	1,058	(197)	861	989	(169)	820
Total Financial Services Sector	4	(4)	—	4	(4)	—
Total	$1,062	$(201)	$861	$993	$(173)	$820

The intangibles account is comprised of a non-amortizable tradename, distribution networks with a useful life of 40 years and other intangibles with various amortization periods (primarily patents, customer contracts, technology, and land rights). Pre-tax amortization expense related to these intangible assets for the first nine months of 2006 and 2005 was $19 million and $41 million, respectively. Intangible asset amortization is forecasted to range from $20 million to $30 million per year for the next five years, excluding the impact of foreign currency translation.

NOTE 10. VARIABLE INTEREST ENTITIES

We consolidate VIEs of which we are the primary beneficiary. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in our September 30, 2006 balance sheet are consolidated VIE assets of $5.3 billion for the Automotive sector and $55.7 billion for the Financial Services sector. Included in Automotive consolidated VIE assets are $382 million of cash and cash equivalents. For the Financial Services sector, consolidated VIE assets include $6.7 billion in cash and cash equivalents, and $49 billion of finance receivables.

Item 1. Financial Statements (Continued)

NOTE 10. VARIABLE INTEREST ENTITIES (Continued)

We have several investments in other entities determined to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure is $285 million for the Automotive sector and $196 million for the Financial Services sector at September 30, 2006. Any potential losses associated with these VIEs, should they occur, is limited to the value of our invested capital or equity rights and, where applicable, receivables due from the VIEs.

Ford Credit also sells finance receivables to bank-sponsored asset-backed commercial paper issuers that are special purpose entities ("SPEs") of the sponsor bank; these SPEs are not consolidated by us. The outstanding balance of finance receivables that have been sold by Ford Credit to these SPEs was approximately $4.6 billion at September 30, 2006.

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS

All derivative instruments, including embedded derivatives, are recorded at fair market value on our balance sheet.

Income Statement Impact: The ineffective portion of designated hedges and mark-to-market adjustments for non-designated hedging activity are recognized in Cost of sales or Interest income and other non-operating income/(expense), net for the Automotive sector and in Revenues for the Financial Services sector.

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

	September 30, 2006		December 31, 2005
	Fair Value Assets	Fair Value Liabilities	Fair Value Assets	Fair Value Liabilities
Automotive Sector
Foreign currency forwards and options	$1,049	$752	$747	$1,168
Commodity forwards and options	939	57	703	38
Other	142	1	128	1
Total derivative financial instruments	$2,130	$810	$1,578	$1,207
Financial Services Sector
Foreign currency swaps, forwards, and options	$879	$461	$1,126	$789
Interest rate swaps	1,104	47	1,657	96
Impact of netting agreements	(234)	(234)	(205)	(205)
Total derivative financial instruments	$1,749	$274	$2,578	$680

Item 1. Financial Statements (Continued)

NOTE 12. AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options and convertible securities, considered to be potentially dilutive. Basic and diluted income/(loss) per share were calculated using the following (in millions):

	Third Quarter				First Nine Months
	2006		2005		2006		2005
Basic and Diluted Income/(Loss)
Basic income/(loss) from continuing operations	$(5,248)		$(583)		$(6,990)		$1,469
Effect of dilutive convertible preferred securities	—	(a)	—	(a)	—	(a)	160
Diluted income/(loss) from continuing operations	$(5,248)		$(583)		$(6,990)		$1,629

Basic and Diluted Shares
Average shares outstanding	1,883		1,853		1,875		1,842
Restricted and uncommitted-ESOP shares	(1)		(2)		(2)		(3)
Basic shares	1,882		1,851		1,873		1,839
Net dilutive options and restricted and uncommitted-ESOP shares	—	(b)	—	(b)	—	(b)	10
Dilutive convertible preferred securities	—	(a)	—	(a)	—	(a)	282
Diluted shares	1,882		1,851		1,873		2,131

__________
Not included in calculation of diluted earnings per share due to their antidilutive effect:
(a)	282 million shares and the related income effect for convertible preferred securities.
(b)	3 million, 8 million, and 4 million contingently issuable shares for third quarter 2006, third quarter 2005, and first nine months 2006, respectively.

NOTE 13. COMPREHENSIVE INCOME/(LOSS)

Total comprehensive income/(loss) is summarized as follows (in millions):

	Third Quarter		First Nine Months
	2006	2005	2006	2005
Net income/(loss)	$(5,248)	$(576)	$(6,988)	$1,514
Other comprehensive income/(loss)
Foreign currency translation	36	204	1,503	(2,755)
Minimum pension liability	(9)	16	1,137	117
Net income/(loss) on derivative instruments	(431)	(58)	249	(1,021)
Net holding gain/(loss)	22	(39)	6	(51)
Total other comprehensive income/(loss)	(382)	123	2,895	(3,710)
Total comprehensive income/(loss)	$(5,630)	$(453)	$(4,093)	$(2,196)

Item 1. Financial Statements (Continued)

NOTE 14. RETIREMENT BENEFITS

Pension, postretirement health care and life insurance benefit expense is summarized as follows (in millions):

	Third Quarter
	Pension Benefits				Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance
	2006	2005	2006	2005	2006	2005
Service cost	$162	$184	$180	$152	$136	$178
Interest cost	620	601	359	340	470	551
Expected return on assets	(847)	(847)	(424)	(400)	(128)	(126)
Amortization of:
Prior service costs	111	125	32	30	(233)	(54)
(Gains)/losses and other	22	26	148	89	161	223
Separation programs	44	42	50	40	13	—
Loss from curtailment	258	—	179	—	1	—
Costs allocated to Visteon	—	(28)	—	—	2	(80)
Net expense	$370	$103	$524	$251	$422	$692

	First Nine Months
	Pension Benefits				Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance
	2006	2005	2006	2005	2006	2005
Service cost	$516	$553	$522	$478	$513	$534
Interest cost	1,809	1,799	1,037	1,064	1,565	1,653
Expected return on assets	(2,523)	(2,516)	(1,219)	(1,236)	(386)	(374)
Amortization of:
Prior service costs	344	377	92	92	(553)	(162)
(Gains)/losses and other	81	77	417	261	619	670
Separation programs	64	67	84	57	13	—
Loss from curtailment	1,161	—	179	—	3	—
Costs allocated to Visteon	—	(84)	—	—	4	(242)
Net expense	$1,452	$273	$1,112	$716	$1,778	$2,079

In the first half of 2006, we recorded a $903 million pension curtailment loss associated with employees to be permanently idled at announced facilities as well as with additional employee separations related to the Way Forward plan. In the third quarter of 2006, we recorded an additional $437 million pension curtailment loss associated with employee actions to be taken under our accelerated Way Forward plan.

The weighted average discount rate assumption used at September 30, 2006 to determine the U.S. pension obligation was 5.88%.

At September 30, 2006, our retiree Voluntary Employee Benefit Association trust ("VEBA") contained $5.1 billion of assets. This retiree VEBA balance reflects our transfer during the third quarter of $1.3 billion from our retiree VEBA to Automotive cash as reimbursement for hourly retiree health care and life insurance payments. Of the $5.1 billion of assets in our retiree VEBA, $1.8 billion was invested on a long-term basis consistent with our pension asset investments at September 30, 2006. The expected return assumption applicable to these assets invested consistent with our pension asset investments was 8.5% at September 30, 2006.

At September 30, 2006, we had $3.3 billion invested in shorter-duration fixed income investments, for which the expected return assumption was 5.5%. Of this $3.3 billion invested in shorter-duration fixed income investments, $1.7 billion was able to be used within the next 18 months to pay for retiree benefits ("short-term VEBA"). Our current strategy is to invest all of the assets of our retiree VEBA in shorter-duration fixed income investments, a move we plan to complete during the fourth quarter. Consistent with our standard practice, we will continue to include in Automotive gross cash our short-term VEBA. We refer to retiree VEBA assets that are not able to be used within the next 18 months to pay for retiree benefits as "long-term VEBA."

Item 1. Financial Statements (Continued)

NOTE 14. RETIREMENT BENEFITS (Continued)

Company Contributions

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. From time to time, we make contributions beyond those legally required.

Pension: In the first nine months of 2006, we contributed $900 million to our worldwide pension plans, including benefit payments paid directly by the Company for unfunded plans. We expect to contribute from Automotive cash and cash equivalents an additional $500 million in 2006, for a total of $1.4 billion this year. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2006.

UAW Agreement

As previously reported, we entered into an agreement with the UAW ("Agreement") in December 2005 to increase retiree health care cost sharing as part of our overall cost reduction efforts. Our decision to modify the retiree health care plan was challenged in court, so that implementation of the Agreement required court approval of a proposed settlement of the legal challenge. On July 13, 2006, we received the necessary court approval and cost savings began to accrue as of that date. The Agreement provides for increased cost sharing of health care expenses by retirees presently covered under the Hospital-Surgical-Medical-Drug-Dental-Vision Program ("H-S-M-D-D-V Program") ("Plan Amendment") and establishes an independent Defined Contribution Retiree Health Benefit Trust ("UAW Benefit Trust") which will serve as a non-Ford sponsored Voluntary Employee Benefit Association. The UAW Benefit Trust will be used to mitigate the reduction in health plan benefits for certain eligible present and future retirees, surviving spouses and other dependents. This settlement agreement will remain in effect until September 14, 2011, at which point either Ford or the UAW may provide notice of a desire to terminate the Agreement.

The Agreement provisions reduce significantly our share of health care costs. The Agreement has been accounted for as a negative amendment to the H-S-M-D-D-V Program in the amount of $4 billion, net of $90 million representing the present value of our commitment to fund the UAW Benefit Trust discounted at 6.5%. We will amortize the negative plan amendment on a straight-line basis over 12 years (which represents the average remaining service period of our active workforce). In addition we will accrete interest expense on the discounted value of the funding commitment noted above. The interest expense recorded for the third quarter was $1 million.

As part of the Agreement, we committed to make three non-contingent cash payments ("buy-down") to the UAW Benefit Trust totaling $108 million. We transferred the first installment of $30 million in cash to the UAW Benefit Trust on August 10, 2006. We have also committed to make a second contribution of $35 million in 2009, and a third contribution of $43 million in 2011.

The UAW Benefit Trust is controlled by the UAW Benefit Association Plan Committee ("Committee") which is appointed by the UAW. The Committee does not and will not include any representatives of the Company. The Committee has the right to appoint an independent trustee ("Trustee") for purposes of managing the assets. The assets of the UAW Benefit Trust are the responsibility of the Committee, which has full fiduciary responsibility for the investment strategy, safeguarding of assets, and execution of the benefit plan as designed. Benefit payments to eligible participants in the UAW Benefit Trust are limited in amount to the assets held by the UAW Benefit Trust. Each year, the Committee will determine the level of benefits to be paid to eligible participants. If the value of the assets in the UAW Benefit Trust is deemed insufficient by the Trustee, the Trustee may accelerate our obligation for the second and third contribution to the extent necessary to enable the UAW Benefit Trust to continue paying benefits.

As part of the Agreement, we also agreed to transfer to the UAW Benefit Trust the right to an amount of cash determined by the appreciation of 8.75 million shares of Ford Common Stock above $8.145 per share. These stock appreciation rights are exercisable for three years from the effective date of the Plan Amendment. One third of the 8.75 million stock appreciation rights were granted on July 13, 2006. As of September 30, 2006, these stock appreciation rights had not been exercised. On the first anniversary of the effective date of the Agreement, another third of the 8.75 million stock appreciation rights will become available and on the second anniversary, the remaining stock appreciation rights will become available. We use a Black-Scholes model to measure the fair value of the stock appreciation rights on a graded vesting schedule. We expensed $8 million related to the stock appreciation rights in the third quarter, recorded in Automotive cost of sales.

As part of the Agreement, UAW members also agreed to divert to the UAW Benefit Trust payments of a previously-negotiated 2006 wage increase and a portion of negotiated cost-of-living increases through 2011 as they are earned. In the third quarter, $4 million of diverted wage increases were expensed.

Item 1. Financial Statements (Continued)

NOTE 14. RETIREMENT BENEFITS (Continued)

The average annual cost savings to Ford from the plan amendment is projected to be $650 million, with projected average annual cash savings of $200 million. The cost savings associated with the amendment for 2006 is approximately $300 million. The agreement with the UAW constitutes a significant plan amendment. Accordingly, we remeasured the hourly H-S-M-D-D-V Program liability as of July 13, 2006. The Plan Amendment, together with the plan remeasurement reflecting a higher discount rate and recent health care claims experience, reduced our OPEB obligation by approximately $9 billion.

The weighted average discount rate assumption at July 13, 2006 was 6.23%. The weighted average initial health care cost trend rate was 6% for the 2006 calendar year.

NOTE 15. GUARANTEES

The fair values of guarantees and indemnifications during 2006 and 2005 are recorded in the financial statements and are de minimis.

At September 30, 2006, the following guarantees were issued and outstanding:

Guarantees related to affiliates and third parties: We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties to support business and economic growth. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances. The maximum potential payments under these guarantees total $107 million.

On December 21, 2005, we completed the sale of The Hertz Corporation ("Hertz"). As part of this transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction. As of September 30, 2006, the carrying value of our deferred gain related to the letters of credit was $24 million, which represents the estimated fair value of our guarantee. For further discussion of these letters of credit, see Note 27 of the Notes to the Financial Statements in our 2005 Form 10-K/A Report.

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

We also have guarantees outstanding associated with a subsidiary trust, Ford Motor Company Capital Trust II ("Trust II"). For further discussion of Trust II, see Notes 16 and 18 of the Notes to the Financial Statements in our 2005 Form 10-K/A Report.

No losses have been recorded for these guarantees.

Indemnifications: We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts to which we are a party, and have accrued for expected losses that are probable and for which a loss can be estimated. During the third quarter of 2006, there were no significant changes to our indemnifications.

Item 1. Financial Statements (Continued)

NOTE 15. GUARANTEES (Continued)

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

	First Nine Months
	2006	2005
Beginning balance	$6,243	$5,814
Payments made during the period	(3,071)	(3,032)
Changes in accrual related to warranties issued during the period	2,598	2,936
Changes in accrual related to pre-existing warranties	133	651
Foreign currency translation and other	121	(160)
Ending balance	$6,024	$6,209

Extended Service Plans: Fees or premiums for the issuance of extended service plans are recognized in income over the contract period in proportion to the costs expected to be incurred in performing services under the contract.

NOTE 16. SEGMENT INFORMATION

We review and present our business results in two sectors: Automotive and Financial Services. Within these sectors, our business is divided into reportable segments based upon the organizational structure that we use to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure.

Beginning with the second quarter of 2006, we changed the reporting of our Automotive sector to separately disclose the following segments: Ford North America, Ford South America, Ford Europe, PAG, and Ford Asia Pacific and Africa/Mazda. Automotive sector prior-period information has been reclassified and is provided for these segments in the tables below.

Item 1. Financial Statements (Continued)

NOTE 16. SEGMENT INFORMATION (Continued)

(In Millions)
	Automotive Sector
	Ford North America	Ford South America	Total The Americas	Ford Europe	PAG	Ford Asia Pacific & Africa/Mazda	Total International	Other	Total
THIRD QUARTER 2006
Revenues
External customer	$15,395	$1,523	$16,918	$7,275	$6,490	$1,873	$15,638	$—	$32,556
Intersegment	(10)	—	(10)	183	62	—	245	—	235
Income
Income/(loss) before income taxes	(5,733)	300	(5,433)	(34)	(2,177)	(16)	(2,227)	553	(7,107)

THIRD QUARTER 2005
Revenues
External customer	$18,187	$1,159	$19,346	$6,402	$6,770	$2,138	$15,310	$—	$34,656
Intersegment	418	—	418	286	54	24	364	—	782
Income
Income/(loss) before income taxes	(1,434)	98	(1,336)	(131)	(128)	133	(126)	(95)	(1,557)

	Financial Services Sector (a)					Total Company
	Ford Credit	Hertz (b)	Other	Elims	Total	Elims (c)	Total
THIRD QUARTER 2006
Revenues
External customer	$4,489	$—	$65	$—	$4,554	$—	$37,110
Intersegment	216	—	8	(1)	223	(458)	—
Income
Income/(loss) before income taxes	730	—	20	—	750	—	(6,357)

THIRD QUARTER 2005
Revenues
External customer	$3,702	$2,128	$24	$—	$5,854	$—	$40,510
Intersegment	127	5	21	(19)	134	(916)	—
Income
Income/(loss) before income taxes	393	350	(29)	—	714	—	(843)
__________
(a)	Financial Services sector’s interest income is recorded as Revenues.
(b)	We sold 100% of our interest in Hertz during the fourth quarter of 2005.
(c)	Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 16. SEGMENT INFORMATION (Continued)

(In Millions)
	Automotive Sector
	Ford North America	Ford South America	Total The Americas	Ford Europe	PAG	Ford Asia Pacific & Africa/Mazda	Total International	Other	Total
FIRST NINE MONTHS 2006
Revenues
External customer	$54,335	$3,974	$58,309	$21,575	$21,383	$6,089	$49,047	$—	$107,356
Intersegment	401	—	401	707	176	4	887	—	1,288
Income
Income/(loss) before income taxes	(9,955)	547	(9,408)	193	(2,208)	204	(1,811)	306	(10,913)
Total assets at September 30									113,926

FIRST NINE MONTHS 2005
Revenues
External customer	$59,330	$3,067	$62,397	$21,984	$22,284	$6,113	$50,381	$—	$112,778
Intersegment	2,806	—	2,806	1,365	432	89	1,886	—	4,692
Income
Income/(loss) before income taxes	(2,004)	268	(1,736)	—	(217)	337	120	41	(1,575)
Total assets at September 30									109,823

	Financial Services Sector (a)					Total Company
	Ford Credit	Hertz (b)	Other	Elims	Total	Elims (c)	Total
FIRST NINE MONTHS 2006
Revenues
External customer	$12,252	$—	$197	$—	$12,449	$—	$119,805
Intersegment	528	—	24	(4)	548	(1,836)	—
Income
Income/(loss) before income taxes	1,547	—	3	—	1,550	—	(9,363)
Total assets at September 30	163,017	—	10,633	(9,457)	164,193	(994)	277,125

FIRST NINE MONTHS 2005
Revenues
External customer	$12,022	$5,639	$132	$—	$17,793	$—	$130,571
Intersegment	439	14	34	(27)	460	(5,152)	—
Income
Income/(loss) before income taxes	2,441	536	(65)	—	2,912	—	1,337
Total assets at September 30	149,368	15,961	12,464	(11,603)	166,190	(1,592)	274,421

__________
(a)	Financial Services sector’s interest income is recorded as Revenues.
(b)	We sold 100% of our interest in Hertz during the fourth quarter of 2005.
(c)	Includes intersector transactions occurring in the ordinary course of business.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of September 30, 2006, and the related consolidated statements of income for each of the three-month and nine-month periods ended September 30, 2006 and 2005 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

The accompanying sector balance sheets and the related sector statements of income and of cash flows are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the review procedures applied in the review of the basic financial statements.

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

As discussed in Note 2 of the Notes to the Financial Statements, the Company has restated its consolidated financial statements and sector financial information for the three- and nine-month periods ended September 30, 2005.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of cash flows, and of stockholders’ equity for the year then ended (not presented herein), and in our report dated March 1, 2006, except for the effect of the restatement described in Note 28 of the Notes to the Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005 ("2005 Form 10-K/A Report"), as to which the date is November 14, 2006, appearing in Item 8 in the Company’s 2005 Form 10-K/A Report, we expressed an unqualified opinion thereon (with an explanatory paragraph relating to the restatement of the consolidated financial statements). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
November 14, 2006

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

ACCELERATION OF THE WAY FORWARD PLAN

On January 23, 2006, we announced a major business improvement plan for our North American Automotive operations, which we refer to as the Way Forward plan. Key aspects of that plan are set forth in our 2005 Form 10-K/A Report. On September 15, 2006, responding to changing facts and circumstances, Ford announced an acceleration of this plan, including actions designed to further reduce operating costs and increase the flow of new products, and issued a revised financial outlook.

Cost Reductions

Personnel reductions
Acceleration of the Way Forward plan includes additional reductions of our capacity and workforce to contribute to our goal of reducing annual operating costs by about $5 billion by the end of 2008 as compared with 2005. Our accelerated plan reduces salaried-related costs through the elimination of the equivalent of about 14,000 salaried-related positions, which represents about one-third of our North American salaried workforce. This reduction includes our elimination of the equivalent of 4,000 salaried positions in the first quarter of 2006; the additional reductions will be achieved through early retirements, voluntary separations and, if necessary, involuntary separations, with most reductions expected to be completed by the end of the first quarter of 2007.

By agreement with the UAW, we also are extending early retirement or separation packages to all U.S. hourly employees, including Ford employees at our ACH plants. Hourly employees who accept an early retirement or separation offer are expected to separate from the Company no later than September 2007.

With these actions, we plan to accelerate by four years our goal of reducing our total employment by 25,000 to 30,000 North American hourly employees (excluding ACH), so that these reductions will be completed by the end of 2008. The accelerated plan to sell or close all ACH facilities by the end of 2008 will result in additional personnel reductions.

Capacity alignment
As originally announced, our overall goal is to reduce North American manufacturing capacity to approximately 3.6 million units by the end of 2008, down 26 percent versus year-end 2005. As part of this reduction, we have announced that nine facilities will be idled and cease production by the end of 2008; we have idled two of these facilities already (St. Louis Assembly Plant in the first quarter and Atlanta Assembly Plant in October of 2006).

The list of additional facilities to be idled by the end of 2008 includes (in alphabetical order): Batavia Transmission Plant (to be idled in 2008); Essex Engine Plant (to cease operations in 2007); Maumee Stamping Plant (to be idled in 2008); Norfolk Assembly Plant (to be idled in 2007, with an initial shift reduction planned for January 2007); Twin Cities Assembly Plant (to be idled in 2008, with an initial shift reduction planned in January 2007); Windsor Casting Plant (to be idled in 2007); and Wixom Assembly Plant (to be idled in 2007). At the same time, Dearborn Truck Plant will add a third shift beginning in 2007 to accommodate additional F-150 truck production.

Overall, we have announced plans to cease production at 16 North American manufacturing facilities, including seven assembly plants, by the end of 2012. Additionally, we plan to sell or close all ACH facilities by the end of 2008.

Product Actions

As part of our acceleration of the Way Forward plan, we have announced that 70 percent of Ford, Lincoln, and Mercury products (by volume) will be new or significantly upgraded by the end of 2008; these efforts will include the expansion of our product lineup in growth segments such as crossover vehicles. In the next few months, we will be introducing the all-new Ford Edge and Lincoln MKX crossover vehicles, and new models of our segment-leading Ford Super Duty trucks, Lincoln MKZ sedan, and Mercury Mariner compact sport utility vehicle and hybrid. We continue to invest in new gasoline, flexible-fuel, diesel, hydrogen, and hybrid powertrains, as well as fuel-saving six-speed transmission technology.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Financial Impact

Even as we accelerate our Way Forward plan, current circumstances suggest that we will not reach full-year profitability in our North American Automotive operations before 2009. We anticipate that our Ford, Lincoln and Mercury market share in the United States will be in the low-16 percent range at the end of 2006, with a further decline expected as production of the Ford Taurus sedan and Mercury Monterey minivan ends in 2006 and production of the Ford Freestar minivan ends in 2007; ending production of these vehicles will further reduce our sales to daily rental fleets, consistent with our previously-announced goal to reduce our exposure to this segment of the market, and will consequently reduce our overall market share. With our planned investment in new products and expected improvements in quality, we anticipate U.S. market share to stabilize in the 14 percent to 15 percent range going forward, with a focus on profitable retail share. Further discussion of our outlook for 2006 full-year performance against our financial milestones (including costs associated with the accelerated Way Forward plan, profitability by operation, and liquidity measures) is set forth in the "Outlook" section of "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

RESTATEMENT

In October 2006, we reviewed our application of Paragraph 68 of SFAS No. 133, and its use at our indirect wholly-owned subsidiary, Ford Credit. One of the general requirements of SFAS No. 133 is that hedge accounting is appropriate only for those hedging relationships that a company expects will be highly effective in achieving offsetting changes in fair value or cash flows attributable to the risk being hedged. To determine whether transactions satisfy this requirement, companies must periodically assess the effectiveness of hedging relationships both prospectively and retrospectively. Paragraph 68 of SFAS No. 133 contains an exception from these periodic assessment requirements in the form of an "assumption of no ineffectiveness" for certain hedges of interest rate risk that involve interest rate swaps and recognized interest-bearing assets or liabilities. The exception identifies the specific requirements for the derivative and hedged items that must be met, such as a derivative fair value of zero at inception of the hedging relationship, matching maturity dates, and contemporaneous formal documentation.

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

Although we now have determined that the hedging relationships at issue in this restatement did not meet the specific criteria for an assumption of no ineffectiveness pursuant to Paragraph 68, we are precluded by SFAS No. 133 from retroactively performing full effectiveness testing in order to apply hedge accounting. Accordingly, the restated results in our 2005 Form 10-K/A Report reflect the changes in fair value of these instruments as derivative gains and losses during the affected periods, without recording any offsetting change in the value of the debt they were economically hedging.

As a result, we have filed our 2005 Form 10-K/A Report restating certain financial information therein including: historical balance sheets as of December 31, 2005 and 2004; statements of income, cash flows and stockholders’ equity for the years ending 2005, 2004, and 2003; and selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in the fair value of interest rate swaps are driven primarily by changes in interest rates. We have long-term interest rate swaps with large notional balances, many of which are "receive-fixed, pay-float" interest rate swaps. Such swaps increase in value when interest rates decline, and decline in value when interest rates rise. As a result, changes in interest rates cause substantial volatility in the fair values that must be recognized in earnings. For 2001 and 2002, when interest rates were trending lower, we have recognized large derivative gains in our restated financial data. The upward trend in interest rates from 2003 through 2005 caused our interest rate swaps to decline in value, resulting in the recognition of derivative losses for these periods.

See Note 28 of the Notes to the Financial Statements in our 2005 Form 10-K/A Report for additional information and amounts related to our restatement. In addition, this Quarterly Report on Form 10-Q for the period ended September 30, 2006 includes, in Note 2 of the Notes to the Financial Statements, restated consolidated and sector statements of income for the three- and nine-month periods ended September 30, 2005, restated consolidated and sector balance sheets as of December 31, 2005, and restated condensed consolidated and sector statements of cash flows for the nine-month period ended September 30, 2005.

Subsequent to the completion of our originally-filed financial statements for each period being restated, we identified adjustments that should have been recorded in these earlier periods.  Upon identification, we determined these adjustments to be immaterial, individually and in the aggregate, to our originally-filed financial statements, and generally recognized these adjustments in the period in which they were identified.  Because the Ford Credit interest rate swap adjustment has required a restatement, we also are reversing these out-of-period adjustments and recording them in the proper periods.

THIRD QUARTER RESULTS OF OPERATIONS

Our worldwide net loss was $5.2 billion or $2.79 per share of Common and Class B stock in the third quarter of 2006, down from a loss of $576 million or $0.31 per share in the third quarter of 2005.

Results by business sector for the third quarter of 2006 and 2005 are shown below (in millions):

	Third Quarter
	2006	Restated 2005	2006 Over/(Under) 2005
Income/(loss) before income taxes
Automotive sector	$(7,107)	$(1,557)	$(5,550)
Financial Services sector	750	714	36
Total	(6,357)	(843)	(5,514)
Provision for/(benefit from) income taxes	(1,157)	(314)	(843)
Minority interests in net income/(loss) of subsidiaries *	48	54	(6)
Income/(loss) from continuing operations	(5,248)	(583)	(4,665)
Income/(loss) from discontinued operations	—	7	(7)
Net income/(loss)	$(5,248)	$(576)	$(4,672)

*	Primarily related to Ford Europe's consolidated less-than-100%-owned affiliates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Included in Income/(loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”). The following table details the third quarter 2006 and 2005 special items by segment or business unit (in millions):

	Third Quarter
	2006	2005
Ford North America
Fixed asset impairment charges	$(2,200)	$—
Jobs Bank Benefits and voluntary termination charges (primarily related to the Way Forward plan)	(861)	—
Pension curtailment charges	(437)	—
Additional personnel-reduction programs	(169)	(76)
Visteon-related charges (primarily valuation allowance against employee-related receivables)	—	(180)
Fuel-cell technology charges	—	(66)
Total Ford North America	(3,667)	(322)
Ford South America
Legal settlement relating to social welfare tax liability	99	—
Ford Europe
Personnel-reduction programs	(21)	(49)
PAG
Fixed asset impairment charges	(1,600)	—
Personnel-reduction programs	(69)	(33)
Other Automotive
Divestiture of non-core business	—	146
Total Automotive Sector	(5,258)	(258)

Financial Services Sector
Divestiture of non-core business (Hertz)	—	84

Total	$(5,258)	$(174)

AUTOMOTIVE SECTOR

Details by Automotive segment or business unit of Income/(loss) before income taxes for the third quarter of 2006 and 2005 are shown below (in millions):

	Third Quarter
	2006	Restated 2005	2006 Over/(Under) 2005
The Americas Operations
Ford North America	$(5,733)	$(1,434)	$(4,299)
Ford South America	300	98	202
Total The Americas Operations	(5,433)	(1,336)	(4,097)

International Operations
Ford Europe	(34)	(131)	97
PAG	(2,177)	(128)	(2,049)
Subtotal Ford Europe and PAG	(2,211)	(259)	(1,952)

Ford Asia Pacific and Africa	(56)	21	(77)
Mazda and Associated Operations	40	112	(72)
Subtotal Ford Asia Pacific and Africa/Mazda	(16)	133	(149)
Total International Operations	(2,227)	(126)	(2,101)

Other Automotive	553	(95)	648
Total	$(7,107)	$(1,557)	$(5,550)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details by Automotive segment or business unit of sales and vehicle unit sales for the third quarter of 2006 and 2005 are shown below:

	Third Quarter
	Sales (in billions)				Vehicle Unit Sales (a) (in thousands)
	2006	2005	2006 Over/(Under) 2005		2006	2005	2006 Over/(Under) 2005
The Americas Operations
Ford North America	$15.4	$18.2	$(2.8)	(15)%	710	774	(64)	(8)%
Ford South America	1.5	1.2	0.3	31	101	88	13	15
Total The Americas Operations	16.9	19.4	(2.5)	(13)	811	862	(51)	(6)

International Operations
Ford Europe	7.3	6.4	0.9	13	412	371	41	11
PAG	6.5	6.8	(0.3)	(4)	149	169	(20)	(12)
Subtotal Ford Europe and PAG	13.8	13.2	0.6	4	561	540	21	4

Ford Asia Pacific and Africa (b)	1.6	1.9	(0.3)	(15)	125	115	10	9
Mazda and Associated Operations (c)	0.3	0.2	0.1	6	14	14	—	—
Subtotal Ford Asia Pacific and Africa/Mazda	1.9	2.1	(0.2)	(12)	139	129	10	8
Total International Operations	15.7	15.3	0.4	2	700	669	31	5
Total	$32.6	$34.7	$(2.1)	(6)%	1,511	1,531	(20)	(1)%
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

(b)
Included in vehicle unit sales of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 38,000 and 19,000 units in 2006 and 2005, respectively. "Sales" above does not include revenue from these units.

(c)	This reflects sales of Mazda6 by our affiliate, AutoAlliance International, Inc. ("AAI"), which we began consolidating in the third quarter of 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the third quarter of 2006 and 2005, along with the level of dealer stocks as of September 30, 2006 and 2005, are shown below:

	Third Quarter				Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2006	2005	2006 Over/(Under) 2005		Sept. 30, 2006	Sept. 30, 2005	2006 Over/(Under) 2005

U.S. (b)	15.5%	17.5%	(2.0)	pts.	652	647	5
South America (b) (c)	11.5	12.0	(0.5)		38	39	(1)
Europe (b) (d)	8.6	8.5	0.1		297	294	3
PAG -- U.S./Europe (d)	1.0/ 2.0	1.1/ 2.2	(0.1)/(0.2)		35/51	42/59	(7)/(8)
Asia Pacific and Africa (b) (e) (f)	2.5	2.3	0.2		58	53	5
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily U.S.), Lincoln and Mercury brands.
(c)	South America 2006 market share is based on estimated vehicle retail sales for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	European 2006 market share is based, in part, on estimated vehicle registrations for our 19 major European markets.
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

Overall Automotive Sector

The decline in earnings primarily reflected impairment charges related to our long-lived assets in Ford North America (about $2.2 billion) and Jaguar/Land Rover operations (about $1.6 billion), unfavorable volume and mix (mainly lower market share and lower industry volume in the United States) (about $1.0 billion), Jobs Bank Benefits and voluntary termination charges (about $900 million), pension curtailment charges (about $400 million), and unfavorable net pricing (about $400 million). These adverse factors were offset partially by higher net interest income - including settlements of prior-year federal and state tax matters, favorable tax-related interest on refund claims, and higher returns on our cash portfolio (about $800 million) - and favorable cost changes (about $400 million). See "First Nine Months Results of Operations - Automotive Sector" for a discussion of cost changes.

The decline in revenues primarily reflected lower volumes, unfavorable product mix, and unfavorable net pricing in Ford North America. These factors were offset partially by favorable changes in currency exchange rates.

The Americas Operations

Ford North America Segment. The decline in earnings primarily reflected the impairment charges related to long-lived assets, unfavorable volume and mix (mainly lower market share and lower industry volume in the United States), Jobs Bank Benefits and voluntary termination charges, unfavorable net pricing, and pension curtailment charges, offset partially by favorable cost changes. The favorable cost changes reflected improvements in warranty-related costs and pension and OPEB costs.

Ford South America Segment. The increase in earnings primarily reflected a legal settlement relating to a social welfare tax liability, higher industry volume, and favorable net pricing.

International Operations

Ford Europe Segment. The improvement in earnings primarily reflected favorable volume and mix, offset partially by higher pension costs, and lower profits from operations in Turkey.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PAG Segment. The decline in earnings primarily reflected impairment charges related to long-lived assets at our Jaguar/Land Rover operations, adjustments to warranty accruals for prior model-year vehicles (mainly at Jaguar and Land Rover), and lower volumes at all operations except Aston Martin, offset partially by favorable product and market mix at Jaguar and Volvo.

Ford Asia Pacific and Africa/Mazda Segment. The decline in results for Ford Asia Pacific and Africa primarily reflected lower production in Taiwan and Australia, adverse product mix, and unfavorable net pricing, offset partially by favorable cost changes (mainly improvements in manufacturing and engineering costs). Vehicle unit sales for the period increased while revenue for the same period declined. The increase in vehicle unit sales is explained by higher unit sales in China and India, offset partially by declines in Taiwan and Australia. Our revenue excludes vehicle unit sales at our unconsolidated affiliates, primarily those in China. The decrease in revenue primarily reflects lower volumes outside of China and changes in currency exchange rates.

The decrease in earnings for Mazda and Associated Operations primarily reflected the non-recurrence of gains on our investment in Mazda convertible bonds. During the second half of 2005 and the first quarter of 2006, we converted to equity all of our Mazda convertible bonds, and, therefore, will no longer have income effects from the mark-to-market adjustments for these bonds.

Other Automotive

The improvement in results primarily reflected the favorable effects on interest expense of settlements of prior-year federal and state tax matters, favorable tax-related interest on refund claims, and higher returns on our cash portfolio, offset partially by the non-recurrence of a gain from the sale of our remaining interest in Kwik-Fit Group Limited.

FINANCIAL SERVICES SECTOR

Details of Financial Services sector Revenues and Income/(loss) before income taxes for the third quarter of 2006 and 2005 are shown below:

	Third Quarter
	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2006	Restated 2005	2006 Over/(Under) 2005	2006	Restated 2005	2006 Over/(Under) 2005

Ford Credit	$4.4	$3.7	$0.7	$730	$393	$337
Other Financial Services	0.1	—	0.1	20	(29)	49
Hertz	—	2.1	(2.1)	—	350	(350)
Total	$4.5	$5.8	$(1.3)	$750	$714	$36

We sold Hertz during the fourth quarter of 2005, resulting in declines in Revenues and Income/(loss) before income taxes during 2006.

Ford Credit

The increase in earnings primarily reflected market valuations related to non-designated derivatives and improved operating expenses. The increase was offset partially by higher borrowing costs, higher depreciation expense, and the impact of lower average receivables.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit's net finance receivables and net investment in operating leases are shown below (in billions):

	September 30, 2006	December 31, 2005	2006 Over/(Under) 2005

On-Balance Sheet (including on-balance sheet securitizations) *	$135.0	$132.1	$2.9
Securitized Off-Balance Sheet	12.9	18.0	(5.1)
Managed	$147.9	$150.1	$(2.2)

Serviced	$150.4	$153.0	$(2.6)
__________
*
At September 30, 2006 and December 31, 2005, about $52.0 billion and $44.7 billion, respectively, of finance receivables have been sold for legal purposes in securitization transactions that do not satisfy the requirements for accounting sale treatment. In addition, at September 30, 2006 and December 31, 2005, interests in operating leases and the related vehicles of $12.5 billion and $6.5 billion, respectively, have been transferred for legal purposes and are held for the benefit of consolidated securitization SPEs. These receivables and interests in operating leases and the related vehicles are available only for repayment of debt or other obligations issued or arising in the securitization transactions and to pay other transaction participants; they are not available to pay Ford Credit's other obligations or the claims of Ford Credit's other creditors.

Managed receivables decreased from year-end 2005 primarily reflecting lower wholesale receivable levels, offset partially by increased investments in operating leases. At year-end 2006, Ford Credit anticipates managed receivables to be in the range of $145 billion to $150 billion. The year-end receivables forecast is up slightly from prior expectations due to our third quarter marketing programs that emphasized retail financing incentives through Ford Credit.

The following table shows worldwide credit losses net of recoveries, which are referred to as charge-offs, and loss-to-receivables ratios, which equal charge-offs for the period on an annualized basis divided by the average amount of receivables outstanding for the period, for the third quarter of 2006 and 2005:

	Third Quarter
	2006	2005	2006 Over/(Under) 2005
Charge-offs (in millions)
On-Balance Sheet	$140	$175	$(35)
Managed	161	211	(50)

Loss-to-Receivables Ratios
On-Balance Sheet	0.41%	0.58%	(0.17)	pts.
Managed	0.43%	0.55%	(0.12)	pts.

The improvements primarily reflected a higher quality retail installment and lease portfolio and enhancements to Ford Credit's collection practices. Lower average levels of retail installment receivables in our managed portfolio also contributed to reduced charge-offs.

Shown below is Ford Credit's allowance for credit losses related to finance receivables and operating leases for the periods specified. Consistent with its normal practices and policies, Ford Credit assesses the adequacy of its allowance for credit losses quarterly and regularly evaluates the assumptions and models used in establishing the allowance. During the third quarter, Ford Credit updated its analysis of contract liquidation data which affected the level of required reserves for credit losses as of September 30, 2006. In addition, Ford Credit implemented refinements to certain modeling techniques that are used in determining the allowance for credit losses. The combined effect of the two changes decreased the allowance for credit losses by $66 million at September 30, 2006.

	September 30, 2006	December 31, 2005	2006 Over/(Under) 2005

Allowance for credit losses (in billions)	$1.3	$1.6	$(0.3)
Allowance as a percentage of end-of-period receivables	0.93%	1.19%	(0.26)	pts.

Ford Credit's allowance for credit losses decreased approximately $300 million from year-end 2005, primarily reflecting improved charge-off performance and changes in our estimation process referenced above that affected the allowance, offset partially by an increase in our on-balance sheet retail receivables and investments in operating leases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other Financial Services

The improvement in results primarily reflected the non-recurrence of the write-off of aircraft leases related to the bankruptcy of Delta Air Lines.

FIRST NINE MONTHS RESULTS OF OPERATIONS

Our worldwide net loss was $7.0 billion or $3.73 per share of Common and Class B stock in the first nine months of 2006, down from a profit of $1.5 billion or $0.79 per share in the first nine months of 2005.

Results by business sector for the first nine months of 2006 and 2005 are shown below (in millions):

	First Nine Months
	2006	Restated 2005	2006 Over/(Under) 2005
Income/(loss) before income taxes
Automotive sector	$(10,913)	$(1,575)	$(9,338)
Financial Services sector	1,550	2,912	(1,362)
Total	(9,363)	1,337	(10,700)
Provision for/(benefit from) income taxes	(2,499)	(328)	(2,171)
Minority interests in net income/(loss) of subsidiaries *	126	196	(70)
Income/(loss) from continuing operations	(6,990)	1,469	(8,459)
Income/(loss) from discontinued operations	2	45	(43)
Net income/(loss)	$(6,988)	$1,514	$(8,502)

*	Primarily related to Ford Europe's consolidated less-than-100%-owned affiliates; the decrease primarily reflected the impact on deferred tax balances of tax law changes in the country of Turkey.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Included in Income/(loss) before income taxes are items we do not consider indicative of our ongoing operating activities ("special items"). The following table details the first nine months 2006 and 2005 special items by segment or business unit (in millions):

	First Nine Months
	2006	2005
Ford North America
Jobs Bank Benefits and voluntary termination charges (primarily related to the Way Forward plan)	$(2,469)	$—
Fixed asset impairment charges	(2,200)	—
Pension curtailment charges	(1,340)	—
U.S. plant idlings (primarily fixed-asset write-offs)	(281)	—
Additional personnel-reduction programs	(378)	(139)
Visteon-related charges (primarily valuation allowance against employee-related receivables)	—	(507)
Fuel-cell technology charges	—	(116)
Divestiture of non-core business	—	(59)
Tax adjustments (result of law changes related to non-income taxes)	—	85
Total Ford North America	(6,668)	(736)
Ford South America
Legal settlement relating to social welfare tax liability	110	—
Ford Europe
Personnel-reduction programs	(44)	(49)
PAG
Fixed asset impairment charges	(1,600)	—
Personnel-reduction programs	(90)	(66)
Ford Asia Pacific and Africa/Mazda
Mazda pension transfer	137	—
Divestiture of non-core businesses	—	14
Other Automotive
Divestiture of non-core businesses	—	146
Total Automotive Sector	(8,155)	(691)

Financial Services Sector
Divestiture of non-core business (Hertz)	—	84

Total	$(8,155)	$(607)

AUTOMOTIVE SECTOR

Details by Automotive segment or business unit of Income/(loss) before income taxes for the first nine months of 2006 and 2005 are shown below (in millions):

	First Nine Months
	2006	Restated 2005	2006 Over/ (Under) 2005
The Americas Operations
Ford North America	$(9,955)	$(2,004)	$(7,951)
Ford South America	547	268	279
Total The Americas Operations	(9,408)	(1,736)	(7,672)

International Operations
Ford Europe	193	—	193
PAG	(2,208)	(217)	(1,991)
Subtotal Ford Europe and PAG	(2,015)	(217)	(1,798)

Ford Asia Pacific and Africa	(50)	114	(164)
Mazda and Associated Operations	254	223	31
Subtotal Ford Asia Pacific and Africa/Mazda	204	337	(133)
Total International Operations	(1,811)	120	(1,931)

Other Automotive	306	41	265
Total	$(10,913)	$(1,575)	$(9,338)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details by Automotive segment or business unit of sales and vehicle unit sales for the first nine months of 2006 and 2005 are shown below:

	First Nine Months
	Sales (in billions)				Vehicle Unit Sales (a) (in thousands)
	2006	Restated 2005	2006 Over/(Under) 2005		2006	2005	2006 Over/(Under) 2005
The Americas Operations
Ford North America	$54.3	$59.3	$(5.0)	(8)%	2,407	2,534	(127)	(5)%
Ford South America	4.0	3.1	0.9	30	275	246	29	12
Total The Americas Operations	58.3	62.4	(4.1)	(7)	2,682	2,780	(98)	(4)

International Operations
Ford Europe	21.6	22.0	(0.4)	(2)	1,305	1,270	35	3
PAG	21.4	22.3	(0.9)	(4)	526	559	(33)	(6)
Subtotal Ford Europe and PAG	43.0	44.3	(1.3)	(3)	1,831	1,829	2	—

Ford Asia Pacific and Africa (b)	5.2	5.9	(0.7)	(12)	397	342	55	16
Mazda and Associated Operations (c)	0.9	0.2	0.7	—	55	14	41	—
Subtotal Ford Asia Pacific and Africa/Mazda	6.1	6.1	—	—	452	356	96	27
Total International Operations	49.1	50.4	(1.3)	(3)	2,283	2,185	98	4
Total	$107.4	$112.8	$(5.4)	(5)%	4,965	4,965	—	—%
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

(b)
Included in vehicle unit sales of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 110,000 and 54,000 units in 2006 and 2005, respectively. "Sales" above does not include revenue from these units.

(c)	This reflects sales of Mazda6 by our affiliate, AAI, which we began consolidating in the third quarter of 2005.

Details of Automotive sector market share for selected markets for the first nine months of 2006 and 2005, along with the level of dealer stocks as of September 30, 2006 and 2005, are shown below:

	First Nine Months				Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2006	2005	2006 Over/(Under) 2005		Sept. 30, 2006	Sept. 30, 2005	2006 Over/(Under) 2005

U.S. (b)	16.4%	17.3%	(0.9)	pts.	652	647	5
South America (b) (c)	11.5	12.1	(0.6)		38	39	(1)
Europe (b) (d)	8.5	8.6	(0.1)		297	294	3
PAG -- U.S./Europe (d)	1.1/2.2	1.2/2.3	(0.1)/(0.1)		35/51	42/59	(7)/(8)
Asia Pacific and Africa (b) (e) (f)	2.4	2.3	0.1		58	53	5
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily U.S.), Lincoln and Mercury brands.
(c)	South America 2006 market share is based on estimated vehicle retail sales for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	European 2006 market share is based, in part, on estimated vehicle registrations for our 19 major European markets.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Overall Automotive Sector

The decline in earnings primarily reflected Jobs Bank Benefits and voluntary termination charges (about $2.5 billion), impairment charges related to our long-lived assets in Ford North America ($2.2 billion) and Jaguar/Land Rover operations ($1.6 billion), unfavorable volume and mix - mainly lower market share, lower industry volumes, and adverse product mix in North America (about $1.5 billion), pension curtailment charges (about $1.3 billion), unfavorable net pricing (about $1.0 billion), unfavorable currency exchange primarily due to the expiration of favorable hedges (about $500 million), and costs of U.S. plant idlings - primarily fixed-asset write-offs (about $300 million). These adverse factors were offset partially by favorable cost changes (about $1.1 billion) and the non-recurrence of Visteon-related charges - mainly valuation allowance against employee-related receivables (about $500 million).

The decline in revenues primarily reflected lower vehicle unit sales volume in North America, unfavorable changes in currency exchange rates for International Operations, unfavorable product mix, and unfavorable net pricing.

The table below details our first nine months cost changes at constant volume, mix, and exchange, excluding special items and discontinued operations (in billions):

Explanation of Cost Changes		2006 Better/(Worse) Than Restated 2005
Manufacturing and engineering	Primarily hourly and salaried personnel reductions and ongoing efficiencies in our plants.	$0.7
Net product	Pricing reductions from our suppliers and design cost reductions on existing products, offset partially by commodity price increases.	0.4
Overhead	Primarily related to salaried personnel reductions.	0.4
Pension and OPEB	Primarily improvements beginning in the third quarter associated with our retiree health cost sharing agreement with the UAW, and improvements related to revisions to our salaried benefit plans, offset partially by the impact of reducing the discount rate and long-term expected return assumptions.	0.1
Warranty-related	Primarily reflects adjustments to Jaguar/Land Rover warranty accruals related to unfavorable prior model-year performance and the non-recurrence in 2006 of favorable reserve adjustments, offset partially by favorable coverage performance in North America.	(0.1)
Depreciation and amortization	Acceleration of depreciation resulting from ongoing improvement plans including the announced facility idlings, offset partially by the favorable impact of the change in special tooling amortization method and the favorable impact of the impairment charge taken in the fourth quarter of 2005 for long-lived assets of Jaguar/Land Rover operations.	(0.2)
Advertising & Sales Promotions	Primarily increased advertising costs.	(0.2)
Total		$1.1

The Americas Operations

Ford North America Segment. The decline in earnings primarily reflected Jobs Bank Benefits and voluntary termination charges, impairment charges related to our long-lived assets, unfavorable volume and mix (mainly lower market share and adverse product mix in the United States), pension curtailment charges, unfavorable net pricing, and costs of U.S. plant idlings (primarily fixed-asset write-offs), offset partially by favorable cost changes. The favorable cost changes reflected improvements in manufacturing and engineering costs, pension and OPEB costs, net product costs, and overhead costs.

Ford South America Segment. The increase in earnings primarily reflected favorable net pricing, higher vehicle unit sales reflecting higher industry sales volume, and a legal settlement relating to a social welfare tax liability, offset partially by unfavorable cost changes. The unfavorable cost changes primarily reflected unfavorable net product costs and manufacturing and engineering costs.

International Operations

Ford Europe Segment. The increase in earnings primarily reflected favorable cost changes and favorable volume and mix, offset partially by lower profits from operations in Turkey, unfavorable net pricing and unfavorable changes in currency exchange rates. The favorable cost changes primarily reflected lower net product costs and overhead costs, offset partially by higher pension costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

PAG Segment. The decline in earnings primarily reflected impairment charges related to long-lived assets at our Jaguar/Land Rover operations, unfavorable currency exchange related to the expiration of favorable hedges, and unfavorable cost changes. The unfavorable cost changes primarily reflected adjustments to warranty accruals for prior model-year vehicles (mainly at Land Rover and Jaguar), offset partially by improvements in depreciation and amortization, overhead costs, and net product costs.

Ford Asia Pacific and Africa/Mazda Segment. The decline in results for Ford Asia Pacific and Africa primarily reflected lower production including lower industry volumes in Taiwan, adverse product mix including lower large car sales in Australia, unfavorable changes in currency exchange rates, and unfavorable net pricing, offset partially by favorable cost changes, including a grant from the Australian government for previously-incurred expenses. Vehicle unit sales for the period increased while revenue for the same period declined. The increase in vehicle unit sales is explained by higher unit sales in China and India, offset partially by declines in Taiwan. Our revenue excludes vehicle unit sales at our unconsolidated affiliates, primarily those in China. The decrease in revenue primarily reflects changes in currency exchange rates and a higher mix of small cars relative to the same period last year.

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

Other Automotive

The increase in earnings primarily reflected higher returns on invested cash and lower interest expense, offset partially by non-recurrence of a gain from the sale of our remaining interest in Kwik-Fit Group Limited.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

Details of Financial Services sector Revenues and Income/(loss) before income taxes for the first nine months of 2006 and 2005 are shown below:

	First Nine Months
	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2006	Restated 2005	2006 Over/(Under) 2005	2006	Restated 2005	2006 Over/(Under) 2005

Ford Credit	$12.2	$12.1	$0.1	$1,547	$2,441	$(894)
Other Financial Services	0.2	0.1	0.1	3	(65)	68
Hertz	—	5.6	(5.6)	—	536	(536)
Total	$12.4	$17.8	$(5.4)	$1,550	$2,912	$(1,362)

We sold Hertz during the fourth quarter of 2005, resulting in declines in Revenues and Income/(loss) before income taxes during 2006.

Ford Credit

The decrease in earnings primarily reflected higher borrowing costs, the impact of lower average receivables in Ford Credit's managed portfolio, and higher depreciation expense. The decrease was offset partially by market valuations primarily related to non-designated derivatives and improved operating expenses.

The following table shows worldwide charge-offs and loss-to-receivables ratios for the first nine months of 2006 and 2005:

	First Nine Months
	2006	2005	2006 Over/(Under) 2005
Charge-offs (in millions)
On-Balance Sheet	$334	$493	$(159)
Managed	399	609	(210)

Loss-to-Receivables Ratios
On-Balance Sheet	0.33%	0.53%	(0.20)	pts.
Managed	0.36%	0.50%	(0.14)	pts.

The improvements in charge-offs and loss-to-receivables ratios for the on-balance sheet and managed portfolios primarily reflected a higher quality retail installment and lease portfolio and enhancements to Ford Credit's collection practices. Lower average levels of retail installment receivables in our managed portfolio also contributed to reduced charge-offs.

Other Financial Services

The improvement in results primarily reflected the non-recurrence of the write-off of aircraft leases related to the bankruptcy of Delta Air Lines and the non-recurrence of a loss on a property sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

Automotive Sector

For the Automotive sector, liquidity and capital resources include gross cash balances, cash generated by operations, funds raised in capital markets, and committed credit lines.

Gross Cash. Automotive gross cash includes cash and cash equivalents, marketable and loaned securities, and short-term VEBA assets as detailed below (in billions):

	Sept. 30, 2006	Dec. 31, 2005	Sept. 30, 2005	Dec. 31, 2004

Cash and cash equivalents	$13.5	$13.4	$9.1	$10.1
Marketable securities	7.8	6.9	7.9	8.3
Loaned securities	0.6	3.4	0.6	1.1
Total cash, marketable securities and loaned securities	21.9	23.7	17.6	19.5
Short-term VEBA assets *	1.7	1.4	2.0	4.1
Gross cash	$23.6	$25.1	$19.6	$23.6
________
*	Amounts that are invested in shorter-duration fixed income investments that are able to be used within 18 months to pay for retiree benefits.

In managing our business, we classify changes in Automotive gross cash into two categories: operating-related and other (which includes pension contributions, the net effect of the change in our VEBA on cash, certain special items, tax refunds, capital transactions with the Financial Services sector, acquisitions and divestitures and other - primarily financing related). Our key metrics are operating-related cash flow, which best represents the ability of our Automotive operations to generate cash, and Automotive gross cash. We believe the cash flow analysis reflected in the table below, which differs from a cash flow statement presented in accordance with generally accepted accounting principles ("GAAP"), is useful to investors because it includes cash flow elements that we consider to be related to our operating activities (e.g., capital spending) that are not included in Net cash flows from operating activities of continuing operations, the most directly comparable GAAP financial measure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Automotive gross cash for the third quarter and first nine months of 2006 and 2005 are summarized below (in billions):

	Third Quarter		First Nine Months
	2006	Restated 2005	2006	Restated 2005
Gross cash at end of period	$23.6	$19.6	$23.6	$19.6
Gross cash at beginning of period	23.6	21.8	25.1	23.6
Total change in gross cash	$—	$(2.2)	$(1.5)	$(4.0)

Operating-related cash flows
Automotive income/(loss) before income taxes	$(7.1)	$(1.6)	$(10.9)	$(1.6)
Special items	5.3	0.3	8.1	0.7
Capital expenditures	(1.8)	(1.8)	(5.2)	(5.1)
Depreciation and special tools amortization	1.8	1.6	5.3	5.1
Changes in receivables, inventories and trade payables	(0.4)	0.3	(1.3)	0.1
Other (a)	(1.1)	(1.5)	0.2	(1.2)
Total operating-related cash flows	(3.3)	(2.7)	(3.8)	(2.0)

Other changes in cash
Contributions to funded pension plans	(0.1)	(0.1)	(0.6)	(2.4)
Net effect of VEBA on cash	3.0	—	3.0	(0.2)
Cash impact of personnel-reduction programs and Jobs Bank Benefits accrual	(0.3)	(0.1)	(0.9)	(0.3)
Capital transactions with Financial Services sector (b)	0.3	1.0	0.9	2.2
Dividends paid to shareholders	(0.1)	(0.2)	(0.5)	(0.6)
Changes in total Automotive sector debt	—	(0.1)	(0.2)	(0.4)
Other (c)	0.5	—	0.6	(0.3)
Total change in gross cash	$—	$(2.2)	$(1.5)	$(4.0)
__________
(a)	Primarily expense and payment timing differences for items such as marketing, warranty, pension and OPEB.
(b)	Primarily dividends received from Ford Credit, excluding proceeds from Financial Services sector divestitures paid to the Automotive sector.
(c)
In the third quarter of 2006, primarily tax refunds (an inflow of about $300 million), the net issuance of Ford Common Stock under employee savings plans (an inflow of about $100 million) and proceeds from the sale of select non-automotive properties (an inflow of about $100 million).

Shown in the table below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above) for the third quarter of 2006 and 2005 (in billions):

	Third Quarter		First Nine Months
	2006	Restated 2005	2006	Restated 2005
Net cash flows from operating activities of continuing operations	$(0.3)	$(0.6)	$5.0	$4.5
Items included in operating-related cash flows
Capital expenditures	(1.8)	(1.8)	(5.2)	(5.1)
Net transactions between Automotive and Financial Services sector *	(0.1)	0.2	(0.5)	(0.2)
Items not included in operating-related cash flows
Cash impact of Jobs Bank Benefits and separation programs	0.3	0.1	0.9	0.3
Net (sales)/purchases of trading securities	(0.1)	(0.3)	(1.8)	(1.3)
Pension contributions	0.1	0.1	0.6	2.4
VEBA cash flows - Net reimbursement for benefits paid	(1.3)	(0.6)	(2.7)	(2.1)
Other	(0.1)	0.2	(0.1)	(0.5)
Operating-related cash flows	$(3.3)	$(2.7)	$(3.8)	$(2.0)
__________
*	Primarily payables and receivables between the sectors in the normal course of business.

See discussion in "Outlook" section regarding our exploration of various financing strategies, including secured financing to fund our negative cash flow in future quarters.

Debt. At September 30, 2006, our Automotive sector had total debt of $17.7 billion, compared with $17.9 billion at December 31, 2005. Total senior debt at September 30, 2006 was $12.5 billion, compared with $12.7 billion at December 31, 2005. The decrease in senior debt primarily reflected the maturity of two small bonds totaling about $200 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Facilities. At September 30, 2006, the Automotive sector had $6.7 billion of contractually-committed credit facilities with financial institutions, of which $6.4 billion was available for use. Of the lines available for use, 77% (or $5 billion) are committed through June 30, 2010 and the remainder for a shorter period of time. Of the $6.7 billion, $6.3 billion constitutes global credit facilities and may be used, at our option, by any of our direct or indirect majority-owned subsidiaries on a guaranteed basis. We also have the ability to transfer, on a non-guaranteed basis, $2 billion of such global credit facilities to Ford Credit and approximately $500 million to FCE Bank plc ("FCE"), Ford Credit's European operation. All of the global credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit our ability to borrow. As discussed under "Outlook" below, we are exploring various Automotive financing strategies, which, if implemented, could impact our global credit facilities.

Financial Services Sector

Ford Credit

Debt and Cash. Ford Credit’s total debt plus securitized off-balance sheet funding was $146.3 billion at September 30, 2006, down $3.7 billion compared with year-end 2005, primarily reflecting repayment of maturing debt offset partially by asset-backed term debt and unsecured debt issuance.

At September 30, 2006, Ford Credit's cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) totaled $17.4 billion, compared with $17.9 billion at year-end 2005. In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit’s short-term funding needs and give Ford Credit flexibility in the use of its other funding programs. Cash balances to be used only to support Ford Credit's on-balance sheet securitization transactions at September 30, 2006 and December 31, 2005, were approximately $6.8 billion and $2.3 billion, respectively. The increase primarily reflects a larger cash balance in Ford Credit's wholesale securitization trust due to a drop in the wholesale asset balance relative to the level of funding from issued securities (cash replaces wholesale assets backing the securities). In addition, higher levels of securitized assets resulted in an increase in the overall level of cash supporting securitization transactions.

Funding. During the third quarter of 2006, Ford Credit realized proceeds of $7.2 billion from asset-backed funding (including about $1.0 billion from public and private sales of receivables in off-balance sheet securitizations) and about $2.4 billion from unsecured institutional funding.

Term Funding Plan. Ford Credit's present full-year 2006 funding plans are in the range of $16 billion to $20 billion for public funding and $29 billion to $33 billion for private transactions (including whole-loan sale transactions). Through September 30, 2006, Ford Credit had completed $36.5 billion of term debt issuance: $19.3 billion through private transactions (of which $17.7 billion was asset-backed funding and $1.6 billion was unsecured) and $16.2 billion through public transactions (of which $9.9 billion was asset-backed funding, $3.8 billion was unsecured and $2.5 billion was from a debt exchange); and $1.0 billion from a whole-loan sale transaction.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing its capital structure. Ford Credit calculates leverage on a financial statement basis and on a managed basis.

The following table illustrates the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	September 30,	December 31,
	2006	2005

Total debt	$134.5	$133.4
Total stockholder’s equity	11.8	11.4
Debt-to-equity ratio (to 1)	11.4	11.7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table illustrates the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	September 30,	December 31,
	2006	2005

Total debt	$134.5	$133.4
Securitized off-balance sheet receivables outstanding	12.9	18.0
Retained interest in securitized off-balance sheet receivables	(1.1)	(1.4)
Adjustments for cash and cash equivalents, and marketable securities *	(17.4)	(17.9)
Fair value hedge accounting adjustments	(0.2)	(0.5)
Total adjusted debt	$128.7	$131.6

Total stockholder’s equity (including minority interest)	$11.8	$11.4
Fair value hedge accounting adjustments	(0.5)	(0.7)
Total adjusted equity	$11.3	$10.7

Managed debt-to-equity ratio (to 1)	11.4	12.3
__________
*	Excluding marketable securities related to insurance activities.

For the remainder of 2006, Ford Credit expects its managed leverage to remain at about the current ratio of 11.4 to 1.

Credit Facilities. For additional funding and to maintain liquidity, Ford Credit and its majority-owned subsidiaries, including FCE, have contractually-committed credit facilities with financial institutions that totaled $5.7 billion at September 30, 2006, of which $4.1 billion was available for use. Of the $5.7 billion, $3.3 billion constitutes Ford Credit facilities ($2.7 billion global and about $600 million non-global) and $2.4 billion are FCE facilities ($2.3 billion global and about $100 million non-global). Of the lines available for use, 31% (or $1.3 billion) are committed through June 30, 2010, and the remainder are committed for a shorter period of time. Ford Credit's global credit facilities may be used at its option by any of its direct or indirect majority-owned subsidiaries. FCE's global credit facilities may be used at its option by any of its direct or indirect majority-owned subsidiaries. Ford Credit or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than amounts) and are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit Ford Credit's ability to borrow. As discussed under "Outlook" below, we are exploring various Automotive financing strategies, which, if implemented, could impact Ford Credit's global credit lines.

Additionally, at September 30, 2006, banks provided $18.9 billion of contractually-committed liquidity facilities exclusively to support Ford Credit's two on-balance sheet, asset-backed commercial paper programs; $18.5 billion supported Ford Credit's FCAR Owner Trust retail securitization program ("FCAR") and $375 million supported the Motown NotesSM wholesale securitization program ("Motown Notes"). The FCAR and Motown Notes programs must be supported by liquidity facilities equal to at least 100% and 5%, respectively, of their face amount. At September 30, 2006, $18 billion of FCAR's bank credit facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. The remaining $500 million of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt. Utilization of these facilities is subject to conditions specific to each program and Ford Credit having a sufficient amount of securitizable assets. At September 30, 2006, the outstanding balances were $16.0 billion for the FCAR program and $5.0 billion for the Motown Notes program.

Committed Purchase Programs.  Ford Credit has entered into agreements with several bank-sponsored conduits and other financial institutions pursuant to which such parties are contractually committed to purchase from Ford Credit, at Ford Credit's option, retail receivables and, under certain agreements, wholesale finance receivables or asset-backed securities backed by wholesale finance receivables, for proceeds up to $24.8 billion at September 30, 2006 ($15.1 billion retail and $9.7 billion wholesale). These committed facilities have varying maturity dates through September 2011, with $18.9 billion being ordinarily renewed annually with an original term of 364 days, and the balance having maturities between two and five years. Ford Credit's ability to obtain funding under these commitments is subject to having a sufficient amount of receivables eligible for sale under these programs. At September 30, 2006, $9.1 billion of these commitments were in use. These committed facilities are extremely liquid funding sources as Ford Credit is able to access funds generally within two days. These agreements do not contain restrictive financial covenants (for example, debt-to-equity limitations or minimum net worth requirements), material adverse change clauses, or credit rating triggers that could relieve the purchaser of its purchase commitment.  However, the unused portion of the retail commitments may be

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

terminated if the performance of the sold receivables deteriorates beyond specified levels. Similarly, the unused portion of the wholesale commitments may be terminated if the rate at which dealer vehicle inventory is selling declines below certain levels or if there are significant dealer defaults. Based on Ford Credit's experience and knowledge as servicer of the sold assets, Ford Credit does not expect any commitments to be terminated due to these events.

In October 2006, Ford Credit entered into an agreement for a multi-year $6 billion committed facility for unrated asset-backed notes, and year to date, has added $8 billion of additional committed capacity for the securitization of wholesale assets, a significant portion of which is multi-year.

At September 30, 2006, Ford Credit's total cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities), together with funding available through credit facilities and committed purchase programs, was $80 billion, of which $71 billion could be utilized (based on the availability of receivables at September 30, 2006 that were eligible for sale under Ford Credit's committed programs) to provide liquidity for all of Ford Credit's short-term funding obligations.

Total Company

Stockholders' Equity. Our stockholders' equity was $9.2 billion at September 30, 2006, down $4.3 billion compared with December 31, 2005. The decrease primarily reflected a net loss from the first nine months of 2006, offset partially by favorable changes in Accumulated other comprehensive income/(loss) ("OCI") (see Note 13 of the Notes to the Financial Statements for details of OCI).

Credit Ratings

Our short- and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations ("NRSROs") by the SEC:

•	Dominion Bond Rating Service Limited ("DBRS");
•	Fitch, Inc. ("Fitch");
•	Moody’s Investors Service, Inc. ("Moody’s"); and
•	Standard & Poor’s Rating Services, a division of McGraw-Hill Companies, Inc. ("S&P").

Ford. In July 2006, DBRS lowered Ford's long-term senior unsecured rating to B (high) from BB (low), maintained the short-term rating at R-4, and maintained the trend at Negative. In July 2006, Moody's lowered Ford's long-term senior unsecured rating to B2 from Ba3, and maintained the outlook at Negative. In August 2006, Fitch lowered Ford's long-term senior unsecured rating to B+ from BB-, and maintained the outlook at Negative. In September 2006, DBRS lowered Ford's long-term senior unsecured rating to B from B (high), lowered Ford's short-term rating to R-5 from R-4 and maintained the trend at Negative. In September 2006, S&P lowered Ford's long-term senior unsecured rating to B from B+, lowered Ford's short-term rating to B-3 from B-2, and maintained the outlook at Negative. In September 2006, Moody's lowered Ford's long-term senior unsecured rating to B3 from B2, and maintained the outlook at Negative. In October 2006, S&P placed Ford's long-term senior unsecured rating on CreditWatch with Negative implications. In October 2006, Fitch placed Ford's long-term senior unsecured debt on Rating Watch Negative. As discussed under "Outlook" below, we are exploring various Automotive financing strategies, which, if implemented, could adversely impact the credit ratings of Ford's unsecured debt.

Ford Credit. In July 2006, DBRS lowered Ford Credit's long-term senior unsecured rating to BB (low) from BB, maintained the short-term rating at R-4 and maintained the trend at Negative. In July 2006, Moody's lowered Ford Credit's long-term senior unsecured rating to Ba3 from Ba2, maintained the short term rating at NP and maintained the outlook at Negative. In August 2006, Fitch lowered Ford Credit's long-term senior unsecured rating to BB- from BB, maintained Ford Credit's short-term rating at B and maintained the outlook at Negative. In September 2006, DBRS lowered Ford Credit's long-term senior unsecured rating to B (high) from BB (low), maintained Ford Credit's short-term rating at R-4 and maintained the trend at Negative. In September 2006, S&P lowered Ford Credit's long-term senior unsecured rating to B from B+, lowered Ford Credit's short-term rating to B-3 from B-2 and maintained the outlook at Negative. In September 2006, Moody's lowered Ford Credit's long-term senior unsecured rating to B1 from Ba3, maintained Ford Credit's short-term rating at NP and maintained the outlook at Negative.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following chart summarizes our long-term senior unsecured credit ratings, short-term ratings and the outlook assigned by the NRSROs:

	Ford			Ford Credit
	Long-Term	Short -Term	Outlook/Trend	Long-Term	Short-Term	Outlook/Trend
DBRS	B	R-5*	Negative	B (high)	R-4*	Negative
Fitch	B+**	N/A	Negative	BB-	B	Negative
Moody's	B3	N/A	Negative	B1	NP	Negative
S&P ***	B**	B-3	Negative	B	B-3	Negative
_______
*
In September 2006, DBRS revised their definitions to certain rating categories used to rate commercial paper and other short-term debt instruments resulting in a Ford Credit short-term rating of R-4 in lieu of R-3 (high) and a Ford short-term rating of R-5 in lieu of R-3 (middle). The Ford and Ford Credit rating revision is related to the redefinition of the rating categories and does not reflect a change in the DBRS opinion regarding the credit quality of these debts.

**	Ford's long-term senior unsecured debt ratings are presently under review with negative implications by Fitch and S&P.
***	S&P lowered FCE's long-term debt rating to B+ from BB-, maintaining a one-notch differential between FCE and Ford Credit.

As a result of lower credit ratings, Ford Credit's unsecured borrowing costs have increased and access to unsecured debt markets has become more restricted. In response, Ford Credit has increased its use of securitization and other asset-backed sources of liquidity and will continue to expand and diversify its asset-backed funding by asset class and region. In addition, Ford Credit will continue to participate in the whole-loan market and access unsecured term debt when opportunities exist that are consistent with its funding needs. Further, Ford Credit has various alternative business arrangements for select products and markets that reduce its funding requirements while allowing it to support us. Ford Credit will continue to pursue such arrangements in the future. Over time, Ford Credit likely will need to reduce further the amount of receivables it purchases. A significant reduction in the amount of purchased receivables would reduce ongoing profits, and could adversely affect its ability to support the sale of Ford vehicles.

OFF-BALANCE SHEET ARRANGEMENTS

Special Purpose Entities. At September 30, 2006, the total outstanding principal amount of receivables sold by Ford Credit and held by off-balance sheet securitization entities was $12.9 billion, down $5.1 billion from December 31, 2005. The decrease primarily reflected the impact of U.S. public retail transactions being reported on-balance sheet in the first nine months of 2006. Ford Credit's retained interests in such sold receivables at September 30, 2006 were $1.1 billion, down about $300 million from December 31, 2005.

OUTLOOK

We have set and communicated the following planning assumptions and operational metrics:

Industry Volume (SAAR incl. heavy trucks)	Planning Assumptions	First Nine Months Status	New Full-Year Outlook
U.S. (million units)	17.0	17.2	17.0
Europe (million units)	17.3	17.7	17.7

Operation Metrics	2006 Milestones
Quality	Improved	On track	On track
Market share	Flat to improved	Down	Down
Automotive cost changes (in billions) (a)	Favorable	$1.0	On track
Capital spending (in billions)	About $7	$5.2	On track
Automotive gross cash balance (in billions) (b)	Over $20	$23.6	About $20
__________
(a)	At constant volume, mix and exchange; excluding special items.
(b)	At year end, including cash and cash equivalents, marketable and loaned securities and short-term VEBA.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Our outlook for quality, market share, and Automotive cost changes remains unchanged from last quarter. While we expect Automotive cost changes to be favorable for full-year 2006 and we continue to work toward our goal of $5 billion in annual operating cost reductions in North America by the end of 2008, we anticipate that the impact of lower production volumes through the first half of 2007 will more than offset the benefit of favorable cost changes. Overall, we anticipate that North American production will be down 8 percent to 12 percent for the first six months of 2007 as compared with the same period this year. This reflects the cessation of production of the Ford Taurus and Ford Freestar (in the fourth quarter of 2006 and second quarter of 2007, respectively) which will result in lower fleet and total share through most of next year, and lower truck and sport utility vehicle production. For 2006, we expect that Ford South America and Ford Europe will be profitable on a full-year basis. We anticipate that our restructuring efforts at Ford North America will result in a full-year operating loss, with operating results in the fourth quarter likely to be worse than in the third quarter. We have lowered our full-year outlook for Ford Asia Pacific and Africa to a loss, primarily due to continued segmentation shifts in Australia, and lower industry volumes in Taiwan. Although we anticipate that PAG's fourth quarter results will approach breakeven, we are projecting a full-year loss for this operating segment.

Our current projection of fourth quarter 2006 production for certain segments is as follows (in thousands):

	Fourth Quarter
	Vehicle Unit Production	2006 Over/(Under) 2005
Ford North America	635	(158)
Ford Europe	465	12
PAG	175	4

Pursuant to our accelerated Way Forward plan, we currently anticipate that charges for full-year 2006 special items will range from about $9.5 billion to $10.5 billion, with about $1.4 billion to $2.4 billion of this amount to be recognized during the fourth quarter. Our full-year special items include a charge of about $2.5 billion for Jobs Bank Benefits and related employee separations pursuant to our accelerated Way Forward plan, and about $1.5 billion to $2.0 billion for pension curtailment losses in North America primarily related to execution of the Way Forward plan. Charges for special items reflected in our full-year projection also include the impairment of long-lived assets in our Ford North America segment (about $2.2 billion) and our Jaguar/Land Rover operations (about $1.6 billion) during the third quarter of 2006. We also anticipate charges in a range of about $1.1 billion to $1.4 billion for additional personnel-reduction programs in North America; a range of about $400 million to $600 million for personnel-reduction programs in Europe; and about $300 million for facility-related costs that we recorded in the first quarter of 2006 (primarily related to a fixed asset write-off for our idled St. Louis Assembly Plant). These charges are offset partially by one-time gains of about $200 million, relating to our share of a gain Mazda realized on the transfer of its pension liabilities to the Japanese government, and to a legal settlement relating to social welfare tax liability in South America. We currently expect cash payments during 2006 for special items, including some similar separation expenses recorded in 2005, to be about $1.5 billion.

Our Financial Services sector will be profitable in 2006, though less profitable than in 2005 due to the absence of earnings from Hertz (including the gain on sale) and lower earnings at Ford Credit. The lower earnings at Ford Credit primarily reflect the impact of higher interest rates, lower average receivables in its managed portfolio, and higher depreciation expenses for vehicles subject to operating leases due to market weakness for trucks and sport utility vehicles. We anticipate Ford Credit's managed receivables will be in the range of $145 billion to $150 billion at year-end 2006. To the extent that we do not elect to designate derivatives, changes in interest rates will result in volatility in our results of operations.

Our anticipated year-end Automotive liquidity includes $20 billion of cash (including cash and cash equivalents, marketable and loaned securities and short-term VEBA) and $6 billion of contractually-committed credit facilities, as well as $3 billion in our long-term VEBA that is accessible over time. We also are seeking to raise additional capital through the sale of all or part of Aston Martin and Automobile Protection Corporation. During the fourth quarter and for the near- to medium-term, we expect our operating-related cash flow to be negative by a substantial amount. This primarily reflects significant operating losses in our Automotive sector through 2008, cash expenditures incurred in connection with our restructuring efforts (primarily for personnel reductions), and pension contributions. This also reflects our expectation to continue to invest in new products throughout this period at about the same level we have during the past few years (about $7 billion per year). To fund the substantial negative cash flow we expect to experience over this period and to provide added liquidity to protect against a recession or other unexpected events, we are exploring various Automotive financing strategies, including secured financing involving a substantial portion of our Automotive assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On September 29, 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R), which amends SFAS No. 87 and SFAS No. 106 to require recognition of the over-funded or under-funded status of pension and other postretirement benefit plans on an issuer's balance sheet. See "Accounting Standards Issued but not yet Adopted" for a discussion of the anticipated impact of this change.

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

•
Inability to access debt or securitization markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades, unfavorable capital market conditions, insufficient collateral, greater-than-expected negative operating-related cash flow or otherwise;

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We cannot be certain that any expectation, forecast or assumption made by management in preparing these forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise. For additional discussion, see "Item 1A. Risk Factors" in our 2005 Form 10-K/A Report.

CRITICAL ACCOUNTING ESTIMATES

OPEB (Retiree Health Care and Life Insurance). We remeasured the U.S. hourly OPEB plan as of July 13, 2006, as a result of the UAW agreement in December 2005 to increase retiree health care cost sharing as part of our overall cost reduction efforts. The remeasurement (including effects of a higher discount rate and recent health care claims experience) reduced our OPEB obligation by about $9 billion. The weighted average discount rate used to determine the benefit obligation was 6.23% (up 50 basis points from the 5.73% used at year-end 2005). As of July 13, 2006, the weighted average initial health care cost trend rate was 6% (down 100 basis points from the 7% used at year-end 2005).

For further discussion regarding the UAW retiree health care cost sharing agreement, see Note 14 of the Notes to the Financial Statements.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not introduce new requirements for when fair value measures must be used, but focuses on how to measure fair value by establishing a fair value hierarchy to classify the sources of information used to measure fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Management is assessing the potential impact on present fair value measurement techniques, disclosures, and our financial position.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). This standard requires employers that sponsor defined benefit plans to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur, through comprehensive income. SFAS No. 158 requires prospective application, and is effective for financial statements issued for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 is expected to reduce our year-end Stockholders' equity by approximately $15 billion. The actual reduction may differ due to the inherent uncertainty involved with year-end valuation estimates. This accounting change does not affect our results of operations and will not impact our ability to draw on our contractually-committed credit facilities.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, which provides guidance on quantifying and evaluating the materiality of financial statement misstatements, as well as guidance on correcting errors using a dual approach. When evaluating materiality, registrants should consider the effects of present and prior year misstatements on both the balance sheet and income statement, and also the present year effects on each of adjusting prior year misstatements that were appropriately considered immaterial under the previous approach. SAB No. 108 is effective for fiscal years ending after November 15, 2006; we presently apply this methodology.

In addition, we have not yet adopted SFAS Nos. 155 and 156 or FASB Interpretation No. 48. Both will be discussed in our Quarterly Report on Form 10-Q/A for the periods ended March 31, 2006 and June 30, 2006, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended September 30, 2006 and 2005 has not been audited by PricewaterhouseCoopers LLP ("PwC"). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information, because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk. Our foreign currency risk sensitivity has increased since December 31, 2005 due to the continued weakening of the U.S. dollar. As the dollar weakens against foreign currencies, the value of our derivative portfolio increases, and thus the adverse impact of a hypothetical 10% rate change on our financial results becomes increasingly significant. As of September 29, 2006, the potential decrease in fair value of our derivative portfolio in response to a hypothetical 10% adverse change in underlying foreign currency exchange rates would be $1.6 billion, compared with $1.3 billion at December 31, 2005.

Commodity Price Risk. There has been no material change to the information reported in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in our 2005 Form 10-K/A Report.

Interest Rate Risk. There has been no material change to the information reported in Item 7A of our 2005 Form 10-K/A Report.

Ford Credit's interest rate risk also increased since December 31, 2005. Assuming a hypothetical increase in interest rates of 100 basis points (or 1%) across all maturities, we estimate that such an increase at September 30, 2006 would reduce Ford Credit's pre-tax cash flow by approximately $89 million over the next twelve months, compared with $40 million at December 31, 2005. In reality, rate changes are rarely instantaneous or parallel.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As discussed in "Item 9A. Controls and Procedures" of our 2005 Form 10-K/A Report, we identified a material weakness in internal control over financial reporting with respect to the application of the assumption of no ineffectiveness to certain derivative transactions that did not meet the specific criteria set forth in Paragraph 68. As of the date of the filing of our 2005 Form 10-K/A Report, that material weakness has been fully remediated as described in "Item 9A. Controls and Procedures" of our 2005 Form 10-K/A Report.

Alan Mulally, our Chief Executive Officer ("CEO"), and Donat R. Leclair, Jr., our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2006, and, solely as a result of the existence at that time of the material weakness in internal control over financial reporting described above, each has concluded that our disclosure controls and procedures were ineffective.

In connection with the filing of this Quarterly Report on Form 10-Q for the period ended September 30, 2006, under the direction of our CEO and CFO, we have again evaluated the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act and have concluded that, including the remedial actions described in our 2005 Form 10-K/A Report, as of November 14, 2006, our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

Changes in Internal Control over Financial Reporting. Effective September 1, 2006, Alan Mulally was elected President and Chief Executive Officer, and became a member of our Board of Directors.

As a result of the implementation beginning in the third quarter of 2006 of the UAW retiree health care cost sharing agreement discussed in Note 14 of the Notes to the Financial Statements, we have implemented new internal controls with respect to the accounting for recent changes in eligibility and coverage options.

Also during the third quarter, we launched a new accounting system for finished vehicles in North America; going forward, launch of the new system is planned for selected locations outside of North America. We also replaced the legacy accounts payable system at Land Rover during the third quarter.

We implemented a number of changes in internal control in October and November 2006 related to remediation of the material weakness in internal control over financial reporting with respect to accounting for certain hedges of interest rate risk (discussed in the Explanatory Note and in Note 2 of the Notes to the Financial Statements), including the issuance of a corporate directive suspending use of the application of Paragraph 68 of SFAS No. 133, and the de-designation of all derivative transactions to which we previously had applied the exception set forth in Paragraph 68.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Environmental Matters.

California Environmental Action. On September 20, 2006, the California Attorney General filed a complaint in the U.S. District Court for the Northern District of California against Ford, General Motors Corporation, Toyota Motor North America, Honda North America, Inc., DaimlerChrysler and Nissan North America, seeking monetary damages on a joint and several basis for economic and environmental harm to California caused by global warming. The complaint alleges that cars and trucks sold in the United States constitute an environmental public nuisance under federal and California state common law. We believe that this suit is without merit, and we intend to file for dismissal as soon as practicable. Two years ago, eight states (including California) and several other plaintiffs filed a similar environmental public nuisance claim in the U.S. District Court for the Southern District of New York against five public utilities. That case was dismissed on September 15, 2005, when the U.S. District Court for the Southern District of New York concluded that the suit presented non-justiciable political questions. The public utilities case has been appealed to the U.S. Court of Appeals for the Second Circuit.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the third quarter of 2006, we purchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006 through July 31, 2006	1,661,625	$6.61	0	No publicly announced repurchase program in place
Aug. 1, 2006 through Aug. 30, 2006	2,548,711	7.55	0	No publicly announced repurchase program in place
Sept.1, 2006 through Sept. 30, 2006	1,403,021	8.17	0	No publicly announced repurchase program in place

Total	5,613,357	$7.42	0
__________
*
We currently do not have a publicly announced repurchase program in place. Of the 5,613,357 shares purchased, 5,594,593 shares were purchased from the Ford Motor Company Savings and Stock Investment Plan for Salaried Employees ("SSIP") and the Tax Efficient Savings Plan for Hourly Employees ("TESPHE"). Shares are generally purchased from SSIP and TESPHE when participants in those plans elect to sell units in the Ford Stock Fund upon retirement, upon termination of employment with the Company, related to an in-service distribution, or to fund a loan against an existing account balance in the Ford Stock Fund. Shares are not purchased from these plans when a participant transfers account balances out of the Ford Stock Fund and into another investment option under the plans. The remaining shares were acquired from our employees or directors in accordance with our various compensation plans as a result of share withholdings to pay income taxes with respect to: (i) the lapse of restrictions on restricted stock, (ii) the issuance of unrestricted stock, including issuances as a result of the conversion of restricted stock equivalents, or (iii) to pay the exercise price and related income taxes with respect to certain exercises of stock options.

ITEM 5.	Other Information.

Governmental Standards

Motor Vehicle Fuel Economy. As previously disclosed, a group of petitioners led by Massachusetts and other states has sought review by the U.S. Supreme Court of a decision by the U.S. Court of Appeals for the District of Columbia Circuit upholding the Environmental Protection Agency's decision not to regulate carbon dioxide emissions from motor vehicles under the federal Clean Air Act. This matter is scheduled to be argued before the Supreme Court on Wednesday, November 29, 2006, and a decision is expected by late June 2007. The Alliance of Automobile Manufacturers ("Alliance"), of which we are a member, is an intervenor in the case and is participating in the briefing in support of the Environmental Protection Agency's decision.

Mobile Source Emissions Control. As previously disclosed, the Alliance had intervened as a defendant in a Pennsylvania citizens' suit that sought to compel the Pennsylvania Department of Environmental Protection ("DEP") to adopt California motor vehicle emission standards (including its greenhouse gas rules). On September 22, 2006, the U.S. District Court for the Eastern District of Pennsylvania dismissed the plaintiff's suit; however, the DEP is now in the process of adopting the California motor vehicle emission standards (including its greenhouse gas rules).

California Global Warming Solutions Act of 2006. On September 27, 2006, the governor of California signed into law the Global Warming Solutions Act of 2006 (better known by its Assembly Bill number "AB32"). This law mandates that statewide greenhouse gas emissions be capped at 1990 levels by the year 2020, which represents a significant reduction from current greenhouse gas levels. It also requires the monitoring and annual reporting of greenhouse gas emissions by all "significant" sources and delegates authority to the California Air Resources Board ("CARB") to develop and implement greenhouse gas emissions reduction measures. Finally, AB32 requires CARB to implement alternative regulations to control mobile sources of greenhouse gas emissions to achieve equivalent or greater reductions if the motor vehicle greenhouse gas emissions rules adopted under Assembly Bill AB1493 do not remain in effect.

Motor Vehicle Safety. As previously disclosed in our 2005 Form 10-K/A Report, various groups have challenged the categorical determination by the National Highway Transportation Safety Administration ("NHTSA") that certain areas of data were granted a presumption of confidentiality under the Transportation Recall Enhancement, Accountability and Documentation ("TREAD") Act early warning reporting requirements. Since that time, the U.S. District Court for the District of Columbia has ruled that, while NHTSA had the authority to make these categorical determinations, NHTSA did not provide adequate public notice and opportunity to comment. NHTSA has decided to address this issue in further rulemaking. Resolution of this litigation may result in the publication of death and injury information that manufacturers have been submitting to NHTSA under the TREAD Act's early warning reporting rules.

ITEM 6.	Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY
(Registrant)

Date:	November 14, 2006	By:	/s/ Peter J. Daniel
Peter J. Daniel
Senior Vice President and Controller

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 3-B	By-Laws as amended through September 14, 2006	Filed with this Report

Exhibit 10.1	Accession Agreement between Ford Motor Company and Alan Mulally as of September 1, 2006	Filed with this Report

Exhibit 10.2	Consulting Agreement between Ford Motor Company and Sir John Bond dated September 13, 2006	Filed with this Report

Exhibit 10-B	Executive Separation Allowance Plan as amended through October 1, 2006 for separations on or after January 1, 1981	Filed with this Report

Exhibit 10-D	Benefit Equalization Plan, as amended as of October 1, 2006	Filed with this Report

Exhibit 10-F	Supplemental Executive Retirement Plan, as amended through October 1, 2006	Filed with this Report

Exhibit 10-G-3	Description of Director Compensation as of July 13, 2006	Filed with this Report

Exhibit 10-J	Non-Employee Directors Life Insurance and Optional Retirement Plan (as amended as of October 1, 2006)	Filed with this Report

Exhibit 10-M	Select Retirement Plan, as amended through October 1, 2006	Filed with this Report

Exhibit 10-N	Deferred Compensation Plan, as amended and restated as of July 12, 2006	Filed with this Report

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 14, 2006 relating to Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report