Form 10-Q/A
period 2006-03-31
FORD MOTOR CO
filed 2006-11-17
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

Exhibit index located on page number 44.

EXPLANATORY NOTE

Ford Motor Company (generally referred to herein as "Ford," "the Company", "we," "our" or "us") is filing this Quarterly Report on Form 10-Q/A for the period ended March 31, 2006 ("Amendment" or "First Quarter 2006 Form 10-Q/A Report") to amend our Quarterly Report on Form 10-Q for the period ended March 31, 2006 ("Original Filing") that was filed with the Securities and Exchange Commission ("SEC") on May 9, 2006.

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

See Note 28 of the Notes to the Financial Statements in our 2005 Form 10-K/A Report for additional information and amounts related to our restatement. In addition, this First Quarter 2006 Form 10-Q/A Report includes, in Note 2 of the Notes to the Financial Statements, restated consolidated and sector statements of income for the quarters ended March 31, 2006 and 2005, restated consolidated and sector balance sheets as of March 31, 2006 and December 31, 2005, and restated condensed consolidated and sector statements of cash flows for the quarters ended March 31, 2006 and 2005.

Item 1. Financial Statements

The following table sets forth a reconciliation of previously reported and restated Net income/(loss) for the periods shown (in millions):

	First Quarter
	2006	2005

Previously reported	$(1,187)	$1,212
Pre-tax adjustments:
Fair value interest rate swaps	(331)	(572)
Out-of-period adjustments	(43)	45
Total pre-tax adjustments	(374)	(527)
Related tax effects - provision for/(benefit from)	(138)	(190)
Net after-tax adjustments	(236)	(337)
Restated	$(1,423)	$875

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

The out-of-period adjustments in the table above include the following:

•
Marketing incentives: We recorded out-of-period adjustments primarily to correct marketing expenses for vehicle residual values that were not reserved. As a result of these adjustments, we recognized additional pre-tax income/(loss) of $(12) million and $82 million in the first quarter of 2006 and 2005, respectively.

•
In addition, during the affected periods, we also recorded many other less-significant out-of-period adjustments, which totaled $(31) million and $(37) million in the first quarter of 2006 and 2005, respectively. Nearly all of these adjustments were recorded in Cost of sales.

The fair value interest rate swaps adjustment resulted in decreased debt value for the debt no longer in hedge accounting relationships and also impacted deferred income taxes. This adjustment had no impact on Cash and cash equivalents but resulted in reclassification from Cash flows from operating activities to Cash flows from investing activities and a reclassification from Interest expense to Financial Services revenues.

For the convenience of the reader, this First Quarter Form 10-Q/A Report sets forth the Original Filing in its entirety, although we are only restating those portions of "Part I. Financial Information" affected by corrected financial information. This First Quarter Form 10-Q/A Report includes currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as well as the currently dated consent of our independent registered public accounting firm. The changes we have made are a result of and reflect the restatement described herein; no other information in the Original Filing has been updated.

We do not intend to amend previously-filed Quarterly Reports on Form 10-Q for periods ending prior to December 31, 2005. The reader should not rely on our previously-filed Quarterly Report on Form 10-Q for the periods ended March 31, 2006 and 2005, but should instead rely upon the updated financial data provided for these quarters herein.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended March 31, 2006 and 2005
(in millions, except per share amounts)

	Restated—See Note 2
	First Quarter
	2006	2005
	(unaudited)
Sales and revenues
Automotive sales	$36,973	$39,414
Financial Services revenues	3,828	5,481
Total sales and revenues	40,801	44,895

Costs and expenses
Cost of sales	36,656	35,593
Selling, administrative and other expenses	4,603	6,094
Interest expense	2,135	2,211
Financial Services provision for credit and insurance losses	46	185
Total costs and expenses	43,440	44,083

Automotive interest income and other non-operating income/(expense), net	215	153
Automotive equity in net income/(loss) of affiliated companies	79	57
Income/(loss) before income taxes	(2,345)	1,022
Provision for/(benefit from) income taxes	(981)	124
Income/(loss) before minority interests	(1,364)	898
Minority interests in net income/(loss) of subsidiaries	59	58
Income/(loss) from continuing operations	(1,423)	840
Income/(loss) from discontinued operations	—	35
Net income/(loss)	$(1,423)	$875

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 11)
Basic income/(loss)
Income/(loss) from continuing operations	$(0.76)	$0.46
Income/(loss) from discontinued operations	—	0.02
Net income/(loss)	$(0.76)	$0.48
Diluted income/(loss)
Income/(loss) from continuing operations	$(0.76)	$0.42
Income/(loss) from discontinued operations	—	0.02
Net income/(loss)	$(0.76)	$0.44
Cash dividends	$0.10	$0.10

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF INCOME
For the Periods Ended March 31, 2006 and 2005
(in millions, except per share amounts)

	Restated—See Note 2
	First Quarter
	2006	2005
	(unaudited)
AUTOMOTIVE
Sales	$36,973	$39,414
Costs and expenses
Cost of sales	36,656	35,593
Selling, administrative and other expenses	2,985	3,113
Total costs and expenses	39,641	38,706
Operating income/(loss)	(2,668)	708

Interest expense	346	402

Interest income and other non-operating income/(expense), net	215	153
Equity in net income/(loss) of affiliated companies	79	57
Income/(loss) before income taxes — Automotive	(2,720)	516

FINANCIAL SERVICES
Revenues	3,828	5,481
Costs and expenses
Interest expense	1,789	1,809
Depreciation	1,208	1,514
Operating and other expenses	410	1,467
Provision for credit and insurance losses	46	185
Total costs and expenses	3,453	4,975
Income/(loss) before income taxes — Financial Services	375	506

TOTAL COMPANY
Income/(loss) before income taxes	(2,345)	1,022
Provision for/(benefit from) income taxes	(981)	124
Income/(loss) before minority interests	(1,364)	898
Minority interests in net income/(loss) of subsidiaries	59	58
Income/(loss) from continuing operations	(1,423)	840
Income/(loss) from discontinued operations	—	35
Net income/(loss)	$(1,423)	$875

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 11)
Basic income/(loss)
Income/(loss) from continuing operations	$(0.76)	$0.46
Income/(loss) from discontinued operations	—	0.02
Net income/(loss)	$(0.76)	$0.48
Diluted income/(loss)
Income/(loss) from continuing operations	$(0.76)	$0.42
Income/(loss) from discontinued operations	—	0.02
Net income/(loss)	$(0.76)	$0.44
Cash dividends	$0.10	$0.10

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	Restated—See Note 2
	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and cash equivalents	$21,179	$28,406
Marketable securities	14,732	10,672
Loaned securities	3,160	3,461
Finance receivables, net	103,975	105,975
Other receivables, net	8,841	8,536
Net investment in operating leases	28,952	27,099
Retained interest in sold receivables	1,399	1,420
Inventories (Note 6)	11,962	10,271
Equity in net assets of affiliated companies	2,557	2,579
Net property	40,918	40,676
Deferred income taxes	6,776	5,880
Goodwill and other intangible assets (Note 8)	6,072	5,945
Assets of discontinued/held-for-sale operations	—	5
Other assets	18,552	18,534
Total assets	$269,075	$269,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables	$24,080	$22,910
Accrued liabilities and deferred revenue	75,666	73,047
Debt	150,396	153,278
Deferred income taxes	5,533	5,660
Total liabilities	255,675	254,895

Minority interests	1,122	1,122

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	4,778	4,872
Accumulated other comprehensive income/(loss)	(3,294)	(3,680)
Treasury stock	(680)	(833)
Earnings retained for use in business	11,455	13,064
Total stockholders’ equity	12,278	13,442
Total liabilities and stockholders’ equity	$269,075	$269,459

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET
(in millions)
	Restated—See Note 2
	March 31,	December 31,
	2006	2005
ASSETS	(unaudited)
Automotive
Cash and cash equivalents	$10,104	$13,388
Marketable securities	9,044	6,860
Loaned securities	3,160	3,461
Total cash, marketable and loaned securities	22,308	23,709
Receivables, net	3,296	3,075
Inventories (Note 6)	11,962	10,271
Deferred income taxes	1,147	1,249
Other current assets	9,049	8,177
Current receivable from Financial Services	324	—
Total current assets	48,086	46,481
Equity in net assets of affiliated companies	1,736	1,756
Net property	40,598	40,348
Deferred income taxes	11,702	10,999
Goodwill and other intangible assets (Note 8)	6,055	5,928
Assets of discontinued/held-for-sale operations	—	5
Other assets	8,376	8,308
Total Automotive assets	116,553	113,825
Financial Services
Cash and cash equivalents	11,075	15,018
Marketable securities	5,688	3,812
Finance receivables, net	109,520	111,436
Net investment in operating leases	24,411	22,951
Retained interest in sold receivables	1,399	1,420
Goodwill and other intangible assets (Note 8)	17	17
Other assets	6,909	7,457
Current receivable from Automotive	—	83
Total Financial Services assets	159,019	162,194
Intersector elimination	(324)	(83)
Total assets	$275,248	$275,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive
Trade payables	$18,127	$16,637
Other payables	4,195	4,222
Accrued liabilities and deferred revenue	30,345	28,829
Deferred income taxes	852	804
Debt payable within one year	1,264	978
Current payable to Financial Services	—	83
Total current liabilities	54,783	51,553
Long-term debt	16,510	16,900
Other liabilities	40,135	38,639
Deferred income taxes	355	586
Total Automotive liabilities	111,783	107,678
Financial Services
Payables	1,758	2,051
Debt	132,622	135,400
Deferred income taxes	10,499	10,747
Other liabilities and deferred income	5,186	5,579
Payable to Automotive	324	—
Total Financial Services liabilities	150,389	153,777

Minority interests	1,122	1,122

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	4,778	4,872
Accumulated other comprehensive income/(loss)	(3,294)	(3,680)
Treasury stock	(680)	(833)
Earnings retained for use in business	11,455	13,064
Total stockholders’ equity	12,278	13,442
Intersector elimination	(324)	(83)
Total liabilities and stockholders’ equity	$275,248	$275,936

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2006 and 2005
(in millions)

	Restated—See Note 2
	2006	2005
	(unaudited)

Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$(30)	$3,791

Cash flows from investing activities of continuing operations
Capital expenditures	(1,838)	(1,561)
Acquisitions of retail and other finance receivables and operating leases	(13,732)	(14,035)
Collections of retail and other finance receivables and operating leases	11,446	12,874
Net acquisitions of daily rental vehicles	—	(907)
Purchases of securities	(6,735)	(1,922)
Sales and maturities of securities	4,501	1,931
Proceeds from sales of retail and other finance receivables and operating leases	2,540	8,373
Proceeds from sale of businesses	50	39
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(4)	—
Other	(36)	881
Net cash (used in)/provided by investing activities	(3,808)	5,673

Cash flows from financing activities of continuing operations
Cash dividends	(186)	(183)
Net sales/(purchases) of Common Stock	42	(14)
Changes in short-term debt	1,015	(477)
Proceeds from issuance of other debt	10,007	5,522
Principal payments on other debt	(14,446)	(14,312)
Other	126	(29)
Net cash (used in)/provided by financing activities	(3,442)	(9,493)

Effect of exchange rate changes on cash	49	(137)

Net increase/(decrease) in cash and cash equivalents from continuing operations	(7,231)	(166)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	111
Cash flows from investing activities of discontinued operations	—	(60)
Cash flows from financing activities of discontinued operations	—	—

Net increase/(decrease) in cash and cash equivalents	$(7,231)	$(115)

Cash and cash equivalents at January 1	$28,406	$22,828
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	4	681
Net increase/(decrease) in cash and cash equivalents	(7,231)	(115)
Less: cash and cash equivalents of discontinued/held-for-sale operations at March 31	—	(748)
Cash and cash equivalents at March 31	$21,179	$22,646

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2006 and 2005
(in millions)

	Restated—See Note 2
	First Quarter 2006		First Quarter 2005
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)

Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$(658)	$1,212	$1,818	$2,127

Cash flows from investing activities of continuing operations
Capital expenditures	(1,820)	(18)	(1,436)	(125)
Acquisitions of retail and other finance receivables and operating leases	—	(13,732)	—	(14,035)
Collections of retail and other finance receivables and operating leases	—	11,276	—	12,759
Net (increase)/decrease in wholesale receivables	—	(414)	—	(1,106)
Net acquisitions of daily rental vehicles	—	—	—	(1,283)
Purchases of securities	(1,739)	(4,996)	(1,808)	(114)
Sales and maturities of securities	1,271	3,230	1,540	391
Proceeds from sales of retail and other finance receivables and operating leases	—	2,540	—	8,373
Proceeds from sale of wholesale receivables	—	—	—	1,443
Proceeds from sale of businesses	50	—	39	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(4)	—	—	—
Net investing activity with Financial Services	184	—	415	—
Other	28	(64)	(21)	902
Net cash (used in)/provided by investing activities	(2,030)	(2,178)	(1,271)	7,205

Cash flows from financing activities of continuing operations
Cash dividends	(186)	—	(183)	—
Net sales/(purchases) of Common Stock	42	—	(14)	—
Changes in short-term debt	86	929	(7)	(470)
Proceeds from issuance of other debt	91	9,916	76	5,446
Principal payments on other debt	(271)	(14,175)	(373)	(13,939)
Net financing activity with Automotive	—	(184)	—	(415)
Other	131	(5)	(3)	(26)
Net cash (used in)/provided by financing activities	(107)	(3,519)	(504)	(9,404)

Effect of exchange rate changes on cash	(23)	72	56	(193)
Net change in intersector receivables/payables and other liabilities	(470)	470	(710)	710
Net increase/(decrease) in cash and cash equivalents from continuing operations	(3,288)	(3,943)	(611)	445

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—	40	71
Cash flows from investing activities of discontinued operations	—	—	6	(66)
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$(3,288)	$(3,943)	$(565)	$450

Cash and cash equivalents at January 1	$13,388	$15,018	$10,139	$12,689
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	4	—	2	679
Net increase/(decrease) in cash and cash equivalents	(3,288)	(3,943)	(565)	450
Less: cash and cash equivalents of discontinued/held-for-sale operations at March 31	—	—	(48)	(700)
Cash and cash equivalents at March 31	$10,104	$11,075	$9,528	$13,118

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

See Note 28 of the Notes to the Financial Statements in our 2005 Form 10-K/A Report for additional information and amounts related to our restatement. In addition, this Quarterly Report on Form 10-Q/A for the period ended March 31, 2006 includes restated consolidated and sector statements of income for the quarters ended March 31, 2006 and 2005, restated consolidated and sector balance sheets as of March 31, 2006 and December 31, 2005, and restated condensed consolidated and sector statements of cash flows for the quarters ended March 31, 2006 and 2005.

The following table sets forth a reconciliation of previously reported and restated Net income/(loss) for the periods shown (in millions):

	First Quarter
	2006	2005

Previously reported	$(1,187)	$1,212
Pre-tax adjustments:
Fair value interest rate swaps	(331)	(572)
Out-of-period adjustments	(43)	45
Total pre-tax adjustments	(374)	(527)
Related tax effects - provision for/(benefit from)	(138)	(190)
Net after-tax adjustments	(236)	(337)
Restated	$(1,423)	$875

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

The out-of-period adjustments in the table above include the following:

•
Marketing incentives: We recorded out-of-period adjustments primarily to correct marketing expenses for vehicle residual values that were not reserved. As a result of these adjustments, we recognized additional pre-tax income/(loss) of $(12) million and $82 million in the first quarter of 2006 and 2005, respectively.

•
In addition, during the affected periods, we also recorded many other less-significant out-of-period adjustments, which totaled $(31) million and $(37) million in the first quarter of 2006 and 2005, respectively. Nearly all of these adjustments were recorded in Cost of sales.

The fair value interest rate swaps adjustment resulted in decreased debt value for the debt no longer in hedge accounting relationships and also impacted deferred income taxes. This adjustment had no impact on Cash and cash equivalents but resulted in reclassification from Cash flows from operating activities to Cash flows from investing activities and a reclassification from Interest expense to Financial Services revenues.

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

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

In accordance with the definition of cash equivalents in SFAS No. 95, Statement of Cash Flows, we revised the presentation of $3.1 billion of marketable securities with contractual maturities exceeding ninety days from the date of purchase from Cash and cash equivalents to Marketable securities on the balance sheet as of December 31, 2005. All of these securities had maturity dates of less than twelve months from the date of purchase and were highly liquid. This revision had no impact on the previously reported Cash and cash equivalents at March 31, 2005 or Net increase/(decrease) in cash and cash equivalents for first quarter of 2005 and no impact on 2005 Net income/(loss).

Financial Statements

The following table presents the effect of the restatement on the Consolidated Statement of Income (in millions, except per share amounts):

	First Quarter 2006		First Quarter 2005
	Previously Reported	Restated	Previously Reported	Restated
	(unaudited)		(unaudited)
Sales and revenues
Automotive sales	$36,985	$36,973	$39,332	$39,414
Financial Services revenues	4,070	3,828	5,804	5,481
Total sales and revenues	41,055	40,801	45,136	44,895

Costs and expenses
Cost of sales	36,674	36,656	35,558	35,593
Selling, administrative and other expenses	4,592	4,603	6,090	6,094
Interest expense	2,019	2,135	1,964	2,211
Financial Services provision for credit and insurance losses	35	46	185	185
Total costs and expenses	43,320	43,440	43,797	44,083

Automotive interest income and other non-operating income/(expense), net	215	215	153	153
Automotive equity in net income/(loss) of affiliated companies	79	79	57	57
Income/(loss) before income taxes	(1,971)	(2,345)	1,549	1,022
Provision for/(benefit from) income taxes	(843)	(981)	314	124
Income/(loss) before minority interests	(1,128)	(1,364)	1,235	898
Minority interests in net income/(loss) of subsidiaries	59	59	58	58
Income/(loss) from continuing operations	(1,187)	(1,423)	1,177	840
Income/(loss) from discontinued operations	—	—	35	35
Net income/(loss)	$(1,187)	$(1,423)	$1,212	$875

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 11)
Basic income/(loss)
Income/(loss) from continuing operations	$(0.64)	$(0.76)	$0.64	$0.46
Income/(loss) from discontinued operations	—	—	0.02	0.02
Net income/(loss)	$(0.64)	$(0.76)	$0.66	$0.48
Diluted income/(loss)
Income/(loss) from continuing operations	$(0.64)	$(0.76)	$0.58	$0.42
Income/(loss) from discontinued operations	—	—	0.02	0.02
Net income/(loss)	$(0.64)	$(0.76)	$0.60	$0.44
Cash dividends	$0.10	$0.10	$0.10	$0.10

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Sector Statement of Income (in millions, except per share amounts):

	First Quarter 2006		First Quarter 2005
	Previously Reported	Restated	Previously Reported	Restated
	(unaudited)		(unaudited)
AUTOMOTIVE
Sales	$36,985	$36,973	$39,332	$39,414
Costs and expenses
Cost of sales	36,674	36,656	35,558	35,593
Selling, administrative and other expenses	2,974	2,985	3,109	3,113
Total costs and expenses	39,648	39,641	38,667	38,706
Operating income/(loss)	(2,663)	(2,668)	665	708

Interest expense	346	346	402	402

Interest income and other non-operating income/(expense), net	215	215	153	153
Equity in net income/(loss) of affiliated companies	79	79	57	57
Income/(loss) before income taxes — Automotive	(2,715)	(2,720)	473	516

FINANCIAL SERVICES
Revenues	4,070	3,828	5,804	5,481
Costs and expenses
Interest expense	1,673	1,789	1,562	1,809
Depreciation	1,208	1,208	1,514	1,514
Operating and other expenses	410	410	1,467	1,467
Provision for credit and insurance losses	35	46	185	185
Total costs and expenses	3,326	3,453	4,728	4,975
Income/(loss) before income taxes — Financial Services	744	375	1,076	506

TOTAL COMPANY
Income/(loss) before income taxes	(1,971)	(2,345)	1,549	1,022
Provision for/(benefit from) income taxes	(843)	(981)	314	124
Income/(loss) before minority interests	(1,128)	(1,364)	1,235	898
Minority interests in net income/(loss) of subsidiaries	59	59	58	58
Income/(loss) from continuing operations	(1,187)	(1,423)	1,177	840
Income/(loss) from discontinued operations	—	—	35	35
Net income/(loss)	$(1,187)	$(1,423)	$1,212	$875

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 11)
Basic income/(loss)
Income/(loss) from continuing operations	$(0.64)	$(0.76)	$0.64	$0.46
Income/(loss) from discontinued operations	—	—	0.02	0.02
Net income/(loss)	$(0.64)	$(0.76)	$0.66	$0.48
Diluted income/(loss)
Income/(loss) from continuing operations	$(0.64)	$(0.76)	$0.58	$0.42
Income/(loss) from discontinued operations	—	—	0.02	0.02
Net income/(loss)	$(0.64)	$(0.76)	$0.60	$0.44
Cash dividends	$0.10	$0.10	$0.10	$0.10

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Consolidated Balance Sheet (in millions):

	March 31, 2006		December 31, 2005
	Previously Reported	Restated	Previously Reported	Restated
ASSETS
Cash and cash equivalents	$21,179	$21,179	$28,406	$28,406
Marketable securities	14,732	14,732	10,672	10,672
Loaned securities	3,160	3,160	3,461	3,461
Finance receivables, net	103,986	103,975	105,975	105,975
Other receivables, net	8,824	8,841	8,522	8,536
Net investment in operating leases	28,952	28,952	27,099	27,099
Retained interest in sold receivables	1,399	1,399	1,420	1,420
Inventories (Note 6)	11,962	11,962	10,271	10,271
Equity in net assets of affiliated companies	2,557	2,557	2,579	2,579
Net property	40,941	40,918	40,706	40,676
Deferred income taxes	6,767	6,776	5,881	5,880
Goodwill and other intangible assets (Note 8)	6,072	6,072	5,945	5,945
Assets of discontinued/held-for-sale operations	—	—	5	5
Other assets	18,545	18,552	18,534	18,534
Total assets	$269,076	$269,075	$269,476	$269,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables	$24,005	$24,080	$22,813	$22,910
Accrued liabilities and deferred revenue	75,512	75,666	72,977	73,047
Debt	151,104	150,396	154,332	153,278
Deferred income taxes	5,284	5,533	5,275	5,660
Total liabilities	255,905	255,675	255,397	254,895

Minority interests	1,122	1,122	1,122	1,122

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1	1	1
Capital in excess of par value of stock	4,778	4,778	4,872	4,872
Accumulated other comprehensive income/(loss)	(3,156)	(3,294)	(3,562)	(3,680)
Treasury stock	(680)	(680)	(833)	(833)
Earnings retained for use in business	11,088	11,455	12,461	13,064
Total stockholders’ equity	12,049	12,278	12,957	13,442
Total liabilities and stockholders’ equity	$269,076	$269,075	$269,476	$269,459

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Sector Balance Sheet (in millions):

	March 31, 2006		December 31, 2005
	Previously Reported	Restated	Previously Reported	Restated
ASSETS	(unaudited)
Automotive
Cash and cash equivalents	$10,104	$10,104	$13,388	$13,388
Marketable securities	9,044	9,044	6,860	6,860
Loaned securities	3,160	3,160	3,461	3,461
Total cash, marketable and loaned securities	22,308	22,308	23,709	23,709
Receivables, net	3,279	3,296	3,061	3,075
Inventories (Note 6)	11,962	11,962	10,271	10,271
Deferred income taxes	1,083	1,147	1,187	1,249
Other current assets	9,049	9,049	8,177	8,177
Current Receivable from Financial Services	324	324	—	—
Total current assets	48,005	48,086	46,405	46,481
Equity in net assets of affiliated companies	1,736	1,736	1,756	1,756
Net property	40,621	40,598	40,378	40,348
Deferred income taxes	11,746	11,702	11,049	10,999
Goodwill and other intangible assets (Note 8)	6,055	6,055	5,928	5,928
Assets of discontinued/held-for-sale operations	—	—	5	5
Other assets	8,369	8,376	8,308	8,308
Total Automotive assets	116,532	116,553	113,829	113,825
Financial Services
Cash and cash equivalents	11,075	11,075	15,018	15,018
Marketable securities	5,688	5,688	3,812	3,812
Finance receivables, net	109,531	109,520	111,436	111,436
Net investment in operating leases	24,411	24,411	22,951	22,951
Retained interest in sold receivables	1,399	1,399	1,420	1,420
Goodwill and other intangible assets (Note 8)	17	17	17	17
Other assets	6,909	6,909	7,457	7,457
Receivable from Automotive	—	—	83	83
Total Financial Services assets	159,030	159,019	162,194	162,194
Intersector elimination	(324)	(324)	(83)	(83)
Total assets	$275,238	$275,248	$275,940	$275,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive
Trade payables	$18,052	$18,127	$16,554	$16,637
Other payables	4,195	4,195	4,222	4,222
Accrued liabilities and deferred revenue	30,191	30,345	28,733	28,829
Deferred income taxes	852	852	804	804
Debt payable within one year	1,264	1,264	978	978
Current payable to Financial Services	—	—	83	83
Total current liabilities	54,554	54,783	51,374	51,553
Long-term debt	16,510	16,510	16,900	16,900
Other liabilities	40,135	40,135	38,639	38,639
Deferred income taxes	355	355	586	586
Total Automotive liabilities	111,554	111,783	107,499	107,678
Financial Services
Payables	1,758	1,758	2,037	2,051
Debt	133,330	132,622	136,454	135,400
Deferred income taxes	10,239	10,499	10,349	10,747
Other liabilities and deferred income	5,186	5,186	5,605	5,579
Payable to Automotive	324	324	—	—
Total Financial Services liabilities	150,837	150,389	154,445	153,777

Minority interests	1,122	1,122	1,122	1,122

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1	1	1
Capital in excess of par value of stock	4,778	4,778	4,872	4,872
Accumulated other comprehensive income/(loss)	(3,156)	(3,294)	(3,562)	(3,680)
Treasury stock	(680)	(680)	(833)	(833)
Earnings retained for use in business	11,088	11,455	12,461	13,064
Total stockholders’ equity	12,049	12,278	12,957	13,442
Intersector elimination	(324)	(324)	(83)	(83)
Total liabilities and stockholders’ equity	$275,238	$275,248	$275,940	$275,936

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Condensed Consolidated Statement of Cash Flows for the periods ended March 31 (in millions):

	First Quarter 2006		First Quarter 2005
	Previously Reported	Restated	Previously Reported	Restated
	(unaudited)		(unaudited)

Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$(194)	$(30)	$5,165	$3,791

Cash flows from investing activities of continuing operations
Capital expenditures	(1,838)	(1,838)	(1,561)	(1,561)
Acquisitions of retail and other finance receivables and operating leases	(13,732)	(13,732)	(14,035)	(14,035)
Collections of retail and other finance receivables and operating leases	11,446	11,446	12,877	12,874
Net acquisitions of daily rental vehicles	—	—	(1,283)	(907)
Purchases of securities	(6,735)	(6,735)	(1,922)	(1,922)
Sales and maturities of securities	4,501	4,501	1,931	1,931
Proceeds from sales of retail and other finance receivables and operating leases	2,540	2,540	8,373	8,373
Proceeds from sale of businesses	50	50	39	39
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(4)	(4)	—	—
Other	41	(36)	(195)	881
Net cash (used in)/provided by investing activities	(3,731)	(3,808)	4,224	5,673

Cash flows from financing activities of continuing operations
Cash dividends	(186)	(186)	(183)	(183)
Net sales/(purchases) of Common Stock	42	42	(14)	(14)
Changes in short-term debt	1,102	1,015	(410)	(477)
Proceeds from issuance of other debt	10,007	10,007	5,522	5,522
Principal payments on other debt	(14,446)	(14,446)	(14,312)	(14,312)
Other	126	126	(21)	(29)
Net cash (used in)/provided by financing activities	(3,355)	(3,442)	(9,418)	(9,493)

Effect of exchange rate changes on cash	49	49	(137)	(137)

Net increase/(decrease) in cash and cash equivalents from continuing operations	(7,231)	(7,231)	(166)	(166)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—	111	111
Cash flows from investing activities of discontinued operations	—	—	(60)	(60)
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$(7,231)	$(7,231)	$(115)	$(115)

Cash and cash equivalents at January 1	$28,406	$28,406	$22,828	$22,828
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	4	4	681	681
Net increase/(decrease) in cash and cash equivalents	(7,231)	(7,231)	(115)	(115)
Less: cash and cash equivalents of discontinued/held-for-sale operations at March 31	—	—	(748)	(748)
Cash and cash equivalents at March 31	$21,179	$21,179	$22,646	$22,646

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Condensed Sector Statement of Cash Flows for the periods ending March 31, 2006 (in millions):

	Previously Reported		Restated
	First Quarter 2006		First Quarter 2006
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$(653)	$1,043	$(658)	$1,212

Cash flows from investing activities
Capital expenditures	(1,820)	(18)	(1,820)	(18)
Acquisitions of retail and other finance receivables and operating leases	—	(13,732)	—	(13,732)
Collections of retail and other finance receivables and operating leases	—	11,276	—	11,276
Net (increase)/decrease of wholesale receivables	—	(414)	—	(414)
Net acquisitions of daily rental vehicles	—	—	—	—
Purchases of securities	(1,739)	(4,996)	(1,739)	(4,996)
Sales and maturities of securities	1,271	3,230	1,271	3,230
Proceeds from sales of retail and other finance receivables and operating leases	—	2,540	—	2,540
Proceeds from sales of wholesale receivables	—	—	—	—
Proceeds from sale of businesses	50	—	50	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(4)	—	(4)	—
Investing activity with Financial Services	184	—	184	—
Other	23	18	28	(64)
Net cash (used in)/provided by investing activities	(2,035)	(2,096)	(2,030)	(2,178)

Cash flows from financing activities
Cash dividends	(186)	—	(186)	—
Net sales/(purchases) of Common Stock	42	—	42	—
Changes in short-term debt	86	1,016	86	929
Proceeds from issuance of other debt	91	9,916	91	9,916
Principal payments on other debt	(271)	(14,175)	(271)	(14,175)
Net financing activity with Automotive	—	(184)	—	(184)
Other	131	(5)	131	(5)
Net cash (used in)/provided by financing activities	(107)	(3,432)	(107)	(3,519)

Effect of exchange rate changes on cash	(23)	72	(23)	72
Net change in intersector receivables/payables and other liabilities	(470)	470	(470)	470
Net increase/(decrease) in cash and cash equivalents from continuing operations	(3,288)	(3,943)	(3,288)	(3,943)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	—	—	—	—
Cash flows from investing activities of discontinued operations	—	—	—	—
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$(3,288)	$(3,943)	$(3,288)	$(3,943)

Cash and cash equivalents at January 1	$13,388	$15,018	$13,388	$15,018
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	4	—	4	—
Net increase/(decrease) in cash and cash equivalents	(3,288)	(3,943)	(3,288)	(3,943)
Less: cash and cash equivalents of discontinued/held-for-sale operations at March 31	—	—	—	—
Cash and cash equivalents at March 31	$10,104	$11,075	$10,104	$11,075

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Condensed Sector Statement of Cash Flows for the periods ending March 31, 2005 (in millions):

	Previously Reported		Restated
	First Quarter 2005		First Quarter 2005
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$1,839	$3,461	$1,818	$2,127

Cash flows from investing activities
Capital expenditures	(1,436)	(125)	(1,436)	(125)
Acquisitions of retail and other finance receivables and operating leases	—	(14,035)	—	(14,035)
Collections of retail and other finance receivables and operating leases	—	12,762	—	12,759
Net (increase)/decrease of wholesale receivables	—	(1,463)	—	(1,106)
Net acquisitions of daily rental vehicles	—	(1,283)	—	(1,283)
Purchases of securities	(1,808)	(114)	(1,808)	(114)
Sales and maturities of securities	1,540	391	1,540	391
Proceeds from sales of retail and other finance receivables and operating leases	—	8,373	—	8,373
Proceeds from sales of wholesale receivables	—	1,443	—	1,443
Proceeds from sale of businesses	39	—	39	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	—	—	—	—
Net investing activity with Financial Services	415	—	415	—
Other	(42)	(153)	(21)	902
Net cash (used in)/provided by investing activities	(1,292)	5,796	(1,271)	7,205

Cash flows from financing activities
Cash dividends	(183)	—	(183)	—
Net sales/(purchases) of Common Stock	(14)	—	(14)	—
Changes in short-term debt	(7)	(403)	(7)	(470)
Proceeds from issuance of other debt	76	5,446	76	5,446
Principal payments on other debt	(373)	(13,939)	(373)	(13,939)
Net financing activity with Automotive	—	(415)	—	(415)
Other	(3)	(18)	(3)	(26)
Net cash (used in)/provided by financing activities	(504)	(9,329)	(504)	(9,404)

Effect of exchange rate changes on cash	56	(193)	56	(193)
Net change in intersector receivables/payables and other liabilities	(710)	710	(710)	710
Net increase/(decrease) in cash and cash equivalents from continuing operations	(611)	445	(611)	445

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	40	71	40	71
Cash flows from investing activities of discontinued operations	6	(66)	6	(66)
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$(565)	$450	$(565)	$450

Cash and cash equivalents at January 1	$10,139	$12,689	$10,139	$12,689
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	2	679	2	679
Net increase/(decrease) in cash and cash equivalents	(565)	450	(565)	450
Less: cash and cash equivalents of discontinued/held-for-sale operations at March 31	(48)	(700)	(48)	(700)
Cash and cash equivalents at March 31	$9,528	$13,118	$9,528	$13,118

Item 1. Financial Statements (Continued)

NOTE 3. INCOME TAXES

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

NOTE 5. EXIT AND DISPOSAL ACTIVITIES AND OTHER ACTIONS

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

The pre-tax charge includes estimated costs for approximately 10,000 UAW-represented employees affected or expected to be affected by the idlings of the St. Louis, Atlanta, Wixom, Twin Cities and Norfolk Assembly Plants and the Batavia Transmission Plant, plus estimated costs for approximately 2,000 CAW-represented employees at the Windsor Casting Plant and St. Thomas Assembly Plant. The St. Louis Assembly Plant was idled and ceased production in the first quarter of 2006. We consider the idling of the remaining plants named above, as well as the shift reduction at the St. Thomas Assembly Plant, to be probable based on a qualitative assessment of certain factors, including Board of Director approval, the status of our product cycle plan, capital expenditure decisions, supplier notifications, and public announcement. Based on this assessment, we have determined the actions we have taken or not taken with respect to these plants leave us with little or no discretion to change our intent or course of direction. The estimated costs associated with the idling of these plants include: (a) an amount for Jobs Bank Benefits expected to be provided in their present form under the current UAW and CAW collective bargaining agreements, which are scheduled to expire in September 2007 and September 2008, respectively; (b) an amount for Jobs Bank Benefits or similar benefits in an expected modified form under new collective bargaining agreements after expiration of the current agreements; and (c) the cost of voluntary termination packages offered by us, with the consent of the UAW and CAW, to affected employees.

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

Item 1. Financial Statements (Continued)

NOTE 6. AUTOMOTIVE INVENTORIES

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

NOTE 8. GOODWILL AND OTHER INTANGIBLES

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

NOTE 8. GOODWILL AND OTHER INTANGIBLES (Continued)

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

NOTE 9. VARIABLE INTEREST ENTITIES

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

For further discussion regarding VIEs, see Note 17 of the Notes to the Financial Statements in the 2005 Form 10-K/A Report.

Item 1. Financial Statements (Continued)

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

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

	March 31, 2006		December 31, 2005
	Fair Value Assets	Fair Value Liabilities	Fair Value Assets	Fair Value Liabilities
Automotive Sector
Foreign currency forwards and options	$802	$833	$747	$1,168
Commodity forwards and options	963	41	703	38
Other	64	3	128	1
Total derivative financial instruments	$1,829	$877	$1,578	$1,207
Financial Services Sector
Foreign currency swaps, forwards and options	$1,157	$632	$1,126	$789
Interest rate swaps	1,194	82	1,657	96
Impact of netting agreements	(100)	(100)	(205)	(205)
Total derivative financial instruments	$2,251	$614	$2,578	$680

NOTE 11. AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options and convertible securities, considered to be potentially dilutive. Basic and diluted income/(loss) per share were calculated using the following (in millions):

	First Quarter
	2006			2005
Basic and Diluted Income/(Loss)
Basic income/(loss) from continuing operations	$(1,423)			$840
Effect of dilutive convertible preferred securities	—	(a	)	53
Diluted income/(loss) from continuing operations	$(1,423)			$893

Basic and Diluted Shares
Average shares outstanding	1,865			1,830
Restricted and uncommitted-ESOP shares	(2)			(3)
Basic shares	1,863			1,827
Net dilutive options and restricted and uncommitted-ESOP shares	—	(b	)	14
Dilutive convertible preferred securities	—	(a	)	282
Diluted shares	1,863			2,123
__________
Not included in calculation of diluted earnings per share due to their antidilutive effect:
(a)	282 million shares and the related income effect for convertible preferred securities.
(b)	7 million contingently issuable shares.

Item 1. Financial Statements (Continued)

NOTE 12. COMPREHENSIVE INCOME/(LOSS)

Total comprehensive income/(loss) is summarized as follows (in millions):

	First Quarter
	2006	2005
Net income/(loss)	$(1,423)	$875
Other comprehensive income/(loss)
Net income/(loss) on derivative instruments	254	(273)
Foreign currency translation	178	(1,079)
Net holding gain/(loss)	(12)	(39)
Minimum pension liability	(34)	48
Total other comprehensive income/(loss)	386	(1,343)
Total comprehensive income/(loss)	$(1,037)	$(468)

NOTE 13. RETIREMENT BENEFITS

Pension, postretirement health care and life insurance benefit expense is summarized as follows (in millions):

	First Quarter
	Pension Benefits				Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance
	2006	2005	2006	2005	2006	2005
Service cost	$178	$184	$171	$166	$179	$178
Interest cost	594	598	337	368	547	551
Expected return on assets	(835)	(823)	(399)	(419)	(129)	(122)
Amortization of:
Prior service costs	118	126	30	31	(160)	(54)
(Gains)/losses and other	24	26	131	92	229	224
Separation programs	15	5	16	1	—	—
Loss from curtailment	414	—	—	—	—	—
Costs allocated to Visteon	—	(28)	—	—	1	(81)
Net expense/(income)	$508	$88	$286	$239	$667	$696

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

NOTE 14. GUARANTEES

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

Item 1. Financial Statements (Continued)

NOTE 14. GUARANTEES (Continued)

On December 21, 2005, we completed the sale of The Hertz Corporation ("Hertz"). As part of the transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction. As of March 31, 2006, the carrying value of our liability under the letters of credit was $26 million, which represents the estimated fair value of our obligation. For further discussion of the letters of credit, see Note 27 of the Notes to the Financial Statements in the 2005 Form 10-K/A Report.

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

We also have guarantees outstanding with a subsidiary trust, Ford Motor Company Capital Trust II ("Trust II"). For further discussion of Trust II, see Notes 16 and 18 of the Notes to the Financial Statements in the 2005 Form 10-K/A Report.

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

	First Quarter
	2006	2005
Beginning balance	$6,243	$5,814
Payments made during the period	(1,001)	(993)
Changes in accrual related to warranties issued during the period	907	981
Changes in accrual related to pre-existing warranties	84	25
Foreign currency translation and other	22	(73)
Ending balance	$6,255	$5,754

Extended Service Plans: Fees or premiums for the issuance of extended service plans are recognized in income over the contract period in proportion to the costs expected to be incurred in performing services under the contract.

Item 1. Financial Statements (Continued)

NOTE 15. SEGMENT INFORMATION (in millions)

	Automotive Sector					Financial Services Sector (a)
	The Americas	Ford Europe and PAG	Ford Asia Pacific & Africa/ Mazda	Other	Total	Ford Credit	Hertz (b)	Other	Elims	Total	Elims (c)	Total
FIRST QUARTER 2006
Revenues
External customer	$20,931	$13,899	$2,143	$—	$36,973	$3,765	$—	$63	$—	$3,828	$—	$40,801
Intersegment	252	358	60	—	670	157	—	8	(2)	163	(833)	—
Income
Income/(loss) before income taxes	(2,810)	205	47	(162)	(2,720)	382	—	(7)	—	375	—	(2,345)
Total assets at March 31					116,553	159,226	—	10,482	(10,689)	159,019	(324)	275,248

FIRST QUARTER 2005
Revenues
External customer	$22,049	$15,330	$2,035	$—	$39,414	$3,776	$1,644	$61	$—	$5,481	$—	$44,895
Intersegment	1,095	838	17	—	1,950	146	4	2	(3)	149	(2,099)	—
Income
Income/(loss) before income taxes	659	22	97	(262)	516	491	33	(18)	—	506	—	1,022
Total assets at March 31					112,636	161,896	14,833	13,405	(12,607)	177,527	(1,633)	288,530
__________
(a)	Financial Services sector’s interest income is recorded as Revenues.
(b)	We sold 100% of our interest in Hertz during the fourth quarter of 2005.
(c)	Includes intersector transactions occurring in the ordinary course of business.

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

As discussed in Note 2 of the Notes to the Financial Statements, the Company restated its consolidated financial statements and sector financial information for the three-month periods ended March 31, 2006 and 2005.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of cash flows and of stockholders’ equity for the year then ended (not presented herein), and in our report dated March 1, 2006, except for the effect of the restatement described in Note 28 of the Notes to the Financial Statements in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005 ("2005 Form 10-K/A Report"), as to which the date is November 14, 2006, appearing in Item 8 in the Company’s 2005 Form 10-K/A Report, we expressed an unqualified opinion thereon (with an explanatory paragraph relating to the restatement of the consolidated financial statements). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
May 8, 2006, except for the effect of the restatement described in Note 2 of the Notes to the Financial Statements, as to which the date is November 17, 2006

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion below reflects the impact of our restatement, as described in Note 2 of the Notes to the Financial Statements.

FIRST QUARTER RESULTS OF OPERATIONS

Our worldwide net loss was $1.4 billion or $0.76 per share of Common and Class B stock in the first quarter of 2006, down from a profit of $875 million or $0.44 per share in the first quarter of 2005.

Results by business sector for the first quarter of 2006 and 2005 are shown below (in millions):

	Restated
	First Quarter
	2006	2005	2006 Over/ (Under) 2005
Income/(loss) before income taxes
Automotive sector	$(2,720)	$516	$(3,236)
Financial Services sector	375	506	(131)
Total	(2,345)	1,022	(3,367)
Provision for/(benefit from) income taxes	(981)	124	(1,105)
Minority interests in net income/(loss) of subsidiaries *	59	58	1
Income/(loss) from continuing operations	(1,423)	840	(2,263)
Income/(loss) from discontinued operations	—	35	(35)
Net income/(loss)	$(1,423)	$875	$(2,298)

*	Primarily related to Ford Europe's consolidated less-than-100%-owned affiliates.

Included in Income/(loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”). The following table details the first quarter 2006 and 2005 special items by business unit (in millions):

	Restated
	First Quarter
	2006	2005
Ford North America
Jobs Bank Benefits and voluntary termination charges (primarily related to the Way Forward plan)	$(1,754)	$—
Pension curtailment charges	(414)	—
U.S. plant idlings (primarily fixed-asset write-offs)	(281)	—
Additional personnel-reduction programs	(70)	—
Divestiture of non-core business	—	(59)
Fuel-cell technology charges	—	(39)
Visteon-related charges	—	(9)
Ford South America
Legal settlement relating to social welfare tax liability	11	—
Ford Europe
Personnel-reduction programs	(9)	—
PAG
Personnel-reduction programs	(3)	—
Total	$(2,520)	$(107)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

AUTOMOTIVE SECTOR

Details by Automotive business unit of Income/(loss) before income taxes for the first quarter of 2006 and 2005 are shown below (in millions):

	Restated
	First Quarter
	2006	2005	2006 Over/ (Under) 2005
The Americas
Ford North America	$(2,958)	$580	$(3,538)
Ford South America	148	79	69
Total The Americas	(2,810)	659	(3,469)
Ford Europe and PAG
Ford Europe	56	70	(14)
PAG	149	(48)	197
Total Ford Europe and PAG	205	22	183
Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa	2	43	(41)
Mazda and Associated Operations	45	54	(9)
Total Ford Asia Pacific and Africa/Mazda	47	97	(50)
Other Automotive	(162)	(262)	100
Total	$(2,720)	$516	$(3,236)

Details by Automotive business unit of sales and vehicle unit sales for the first quarter of 2006 and 2005 are shown below:

	Restated
	First Quarter
	Sales (in billions)				Vehicle Unit Sales (a) (in thousands)
	2006	2005	2006 Over/(Under) 2005		2006	2005	2006 Over/(Under) 2005
The Americas
Ford North America	$19.8	$21.2	$(1.4)	(7)%	863	898	(35)	(4)%
Ford South America	1.2	0.9	0.3	34	84	73	11	16
Total The Americas	21.0	22.1	(1.1)	(5)	947	971	(24)	(2)
Ford Europe and PAG
Ford Europe	6.8	7.7	(0.9)	(12)	434	445	(11)	(3)
PAG	7.1	7.6	(0.5)	(7)	183	188	(5)	(3)
Total Ford Europe and PAG	13.9	15.3	(1.4)	(9)	617	633	(16)	(3)
Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa (b)	1.7	2.0	(0.3)	(15)	134	112	22	19
Mazda and Associated Operations (c)	0.4	—	0.4	—	24	—	24	—
Total Ford Asia Pacific and Africa/Mazda	2.1	2.0	0.1	5	158	112	46	41
Total	$37.0	$39.4	$(2.4)	(6)%	1,722	1,716	6	—%
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

(c)	In 2006, reflects sales of Mazda6 by our subsidiary - AutoAlliance International, Inc. ("AAI") which we began consolidating in the third quarter of 2005.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the first quarter of 2006 and 2005, along with the level of dealer stocks as of March 31, 2006 and 2005, are shown below:

	First Quarter				Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2006	2005	2006 Over/(Under) 2005		March 31, 2006	March 31, 2005	2006 Over/(Under) 2005

U.S. (b)	17.2%	17.7%	(0.5)	pts.	783	877	(94)
South America (b) (c)	12.1	12.6	(0.5)		33	28	5
Europe (b) (d)	8.8	9.0	(0.2)		334	359	(25)
PAG -- U.S./Europe (d)	1.1/ 2.3	1.2/ 2.4	(0.1)/ (0.1)		41/ 66	45/ 68	(4)/ (2)
Asia Pacific and Africa (b) (e)	2.4	2.2	0.2		47	42	5
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily U.S.), Lincoln and Mercury brands.
(c)	South America 2006 market share is based on estimated vehicle retail sales for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	European 2006 market share is based, in part, on estimated vehicle registrations for our 19 major European markets.
(e)
Asia Pacific and Africa 2006 market share is based on estimated vehicle retail sales for our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand, and Vietnam).

Overall Automotive Sector

The decline in results reflected in part special items primarily related to the Way Forward plan ($2.5 billion). Additionally, the decline reflected unfavorable net pricing (about $500 million), unfavorable changes in volume and mix (about $200 million), unfavorable currency exchange primarily due to the expiration of favorable hedges (about $100 million), partially offset by higher interest income on our cash portfolio (about $100 million).

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

The table below details our first quarter cost changes at constant volume, mix and exchange, excluding special items and discontinued operations (in billions):

		Restated
Explanation of Cost Changes		2006 Better/(Worse) Than 2005
Manufacturing and engineering	Primarily hourly and salaried personnel reductions and ongoing efficiencies in our plants, partially offset by charges associated with fixed-asset retirements.	$0.2
Net product costs	Pricing reductions from our suppliers and design cost reductions on existing products, offset partially by commodity price increases.	0.3
Overhead	Primarily lower selling and administrative costs	0.1
Quality-related	Primarily non-recurrence of favorable adjustments in 2005 related to reserves for additional service actions.	(0.4)
Depreciation and amortization	Acceleration of depreciation resulting from ongoing improvement plans inclusive of the announced future facility idlings, offset partially by the favorable impact of the change in special tooling amortization method and the favorable impact of the impairment charge taken in fourth quarter of 2005 for long-lived assets of Land Rover/Jaguar operations.	(0.1)
Total		$0.1

The Americas Segment

Ford North America. The decline in results primarily reflected special items related to our Way Forward plan, including costs associated with idling manufacturing facilities and other personnel-reduction actions. The costs associated with idling manufacturing facilities included Jobs Bank Benefits, voluntary termination charges, pension curtailment costs and facility-related costs, including fixed asset write-offs related to the idling of our St. Louis Assembly Plant and environmental remediation costs. See Note 4 of the Notes to the Financial Statements for additional discussion of Jobs Bank Benefits and voluntary termination charges. The decline also reflected unfavorable net pricing primarily due to higher incentive spending associated with a higher mix of leasing and fleet sales, higher quality-related costs primarily due to the non-recurrence of favorable adjustments in 2005 related to reserves for additional service actions, a smaller increase in dealer stock levels than during the first quarter of 2005, lower market share, the acceleration of depreciation associated with the announced future idling of other facilities, and losses associated with ACH, offset partially by lower net product costs and other improvements primarily associated with the implementation of our personnel and capacity reduction actions.

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

Ford South America. The increase in earnings primarily reflected favorable net pricing in excess of higher commodity costs, higher vehicle unit sales primarily reflecting higher industry sales volume, and a legal settlement relating to social welfare tax liability, offset partially by higher manufacturing and engineering costs.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FINANCIAL SERVICES SECTOR

Details of Financial Services sector Revenues and Income/(loss) before income taxes for the first quarter of 2006 and 2005 are shown below:

	Restated
	First Quarter
	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2006	2005	2006 Over/(Under) 2005	2006	2005	2006 Over/(Under) 2005

Ford Credit	$3.8	$3.8	$—	$382	$491	$(109)
Other Financial Services	—	0.1	(0.1)	(7)	(18)	11
Hertz	—	1.6	(1.6)	—	33	(33)
Total	$3.8	$5.5	$(1.7)	$375	$506	$(131)

We sold Hertz during the fourth quarter of 2005 resulting in declines in Revenues and Income/(loss) before income taxes during 2006.

Ford Credit

The decrease in earnings primarily reflected higher borrowing costs, the impact of lower receivables and higher depreciation expense, offset partially by improved credit loss performance. The decrease was partially offset by market valuation primarily related to non-designated derivatives and improved credit loss performance.

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

Shown below is Ford Credit's allowance for credit losses related to finance receivables and operating leases for the periods specified:
	March 31, 2006		December 31, 2005		2006 Over/(Under) 2005

Allowance for credit losses (in billions)	$1.4		$1.6		$(0.2)
Allowance as a percentage of end-of-period receivables	1.0	8%	1.1	9%	(0.1	1)	pts.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Automotive gross cash for the first quarter of 2006 and 2005 are summarized below (in billions):

	Restated
	First Quarter
	2006	2005

Gross cash at end of period	$23.7	$22.9
Gross cash at beginning of period	25.1	23.6
Total change in gross cash	$(1.4)	$(0.7)

Operating-related cash flows
Automotive income/(loss) before income taxes	$(2.7)	$0.5
Special items	2.5	0.1
Capital expenditures	(1.8)	(1.4)
Depreciation and special tools amortization	1.8	1.7
Changes in receivables, inventories and trade payables	(0.6)	0.5
Other (a)	0.1	(0.5)
Total operating-related cash flows	(0.7)	0.9

Other changes in cash
Contributions to funded pension plans	(0.3)	(1.4)
Cash impact of personnel-reduction programs and Jobs Bank Benefits (b)	(0.4)	(0.1)
Capital transactions with Financial Services sector (c)	0.2	0.4
Dividends paid to shareholders	(0.2)	(0.2)
Changes in total Automotive sector debt	(0.1)	(0.3)
Other (d)	0.1	—
Total change in gross cash	$(1.4)	$(0.7)
__________
(a)	Primarily expense and payment timing differences for items such as marketing, warranty, pension and OPEB.
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

Shown in the table below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above), for the first quarter of 2006 and 2005 (in billions):

	First Quarter
	2006	2005

Net cash flows from operating activities of continuing operations	$(0.7)	$1.8
Items included in operating-related cash flows
Capital expenditures	(1.8)	(1.4)
Net transactions between auto and financial services sector (a)	(0.5)	(0.7)
Net (sales)/purchases of trading securities	1.3	0.6
Other (b)	0.3	(0.9)
Items not included in operating-related cash flows
Cash impact of jobs bank and separation programs	0.4	0.1
Pension and long-term VEBA contributions	0.3	1.4
Operating-related cash flows	$(0.7)	$0.9
__________
(a)	Primarily payables and receivables between the sectors in the normal course of business, as shown in our Condensed Sector Statement of Cash Flows for the Automotive sector.
(b)	Primarily the exclusion of cash flow from short-term VEBA contribution/(drawdown).

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

Financial Services Sector

Ford Credit

Debt and Cash. Ford Credit’s total debt plus securitized off-balance sheet funding was $146.3 billion at March 31, 2006, down $3.7 billion compared with year-end 2005, primarily reflecting repayment of maturing debt and lower funding requirements due to lower asset levels.

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

The following table illustrates the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	Restated
	March 31,	December 31,
	2006	2005

Total debt	$130.7	$133.4
Total stockholder’s equity	11.5	11.4
Debt-to-equity ratio (to 1)	11.4	11.7

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table illustrates the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	Restated
	March 31,	December 31,
	2006	2005

Total debt	$130.7	$133.4
Securitized off-balance sheet receivables outstanding	17.0	18.0
Retained interest in securitized off-balance sheet receivables	(1.4)	(1.4)
Adjustments for cash and cash equivalents, and marketable securities *	(15.9)	(17.9)
Fair value hedge accounting adjustments	(0.4)	(0.5)
Total adjusted debt	$130.0	$131.6

Total stockholder’s equity (including minority interest)	$11.5	$11.4
Fair value hedge accounting adjustments	(0.5)	(0.7)
Total adjusted equity	$11.0	$10.7

Managed debt-to-equity ratio (to 1)	11.9	12.3
__________
*	Excluding marketable securities related to insurance activities.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Stockholders' Equity. Our stockholders' equity was $12.3 billion at March 31, 2006, down $1.2 billion compared with December 31, 2005. The decrease primarily reflected net loss, offset partially by Other comprehensive income ("OCI") (see Note 12 of the Notes to the Financial Statements for details of OCI).

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

We currently anticipate that charges for full-year 2006 special items will be about $3.3 billion. This includes a charge of $1.75 billion recorded in the first quarter of 2006 for Jobs Bank Benefits and related voluntary termination charges, and about $400 million for associated pension curtailment costs in North America, primarily related to execution of our Way Forward plan. Over time, we expect the $1.75 billion charge to change as we agree to specific plans with the UAW and CAW regarding each of the affected facilities, and as we gain actual experience with Jobs Bank Benefit costs and acceptance rates for voluntary termination packages. Also included is about $300 million for facility-related costs that we recorded in the first quarter of 2006, primarily related to a fixed asset write-off for our idled St. Louis Assembly Plant. In addition, we anticipate charges of about $900 million during 2006 for additional personnel reduction programs in North America and Europe. We expect the cash payments during 2006 for these special items, and for some expenses recorded in 2005, to be about $1.7 billion. After discussions with the Securities and Exchange Commission regarding the proper accounting treatment for our December 2005 agreement with the UAW to increase retiree health care cost sharing, we have determined that we will not recognize a special charge for contributions to the new VEBA trust of about $100 million as previously announced. Instead, the impact of these contributions would be recognized over approximately 12 years, which, pending court approval as described in our 2005 Form 10-K/A Report, would begin with the third quarter of 2006.

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

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 allows an entity to make an irrevocable election to measure such a hybrid financial instrument at fair value on an instrument-by-instrument basis. SFAS No. 155 also defines which interest-only and principal-only strips are not subject to the requirements of SFAS No. 133, and clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. The standard requires that interests in securitized financial assets be evaluated to identify whether they are freestanding derivatives or hybrid financial instruments containing an embedded derivative that requires bifurcation. SFAS No. 155 also eliminates the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the fiscal year that begins after September 15, 2006. Upon adoption, an entity may elect fair value measurement for existing financial instruments with embedded derivatives that had previously been bifurcated pursuant to SFAS No. 133, with any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument recognized as a cumulative-effect adjustment to beginning retained earnings. Management is assessing the potential impact on our financial condition or results of operations.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

There are no material changes in the information reported under Part II, Item 7A of our 2005 10-K/A Report.

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As discussed in "Item 9A. Controls and Procedures" of our 2005 Form 10-K/A Report, in the fourth quarter of 2006, we identified a material weakness in internal control over financial reporting with respect to the application of the assumption of no ineffectiveness to certain derivative transactions that did not meet the specific criteria set forth in Paragraph 68. As of the date of the filing of our 2005 Form 10-K/A Report, that material weakness has been fully remediated as described in "Item 9A. Controls and Procedures" of our 2005 Form 10-K/A Report.

Alan Mulally, our Chief Executive Officer ("CEO"), and Donat R. Leclair, Jr., our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006, and, solely as a result of the existence at that time of the material weakness in internal control over financial reporting described above, each has concluded that our disclosure controls and procedures were ineffective.

In connection with the filing of this First Quarter Form 10-Q/A Report, under the direction of our CEO and CFO, we have again evaluated the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act and have concluded that, including the remedial actions described in our 2005 Form 10-K/A Report, as of the date of the filing of this First Quarter Form 10-Q/A, our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Environmental Matters

Edison Assembly Plant Concrete Disposal. (Previously reported on page 26 of our 2005 10-K/A Report.) The New Jersey Department of Environmental Protection ("DEP") has ordered Ford and several other parties to remediate 10 locations where certain concrete was used as fill material. In addition, the New Jersey Attorney General's office has issued to Ford and other parties a grand jury subpoena and a civil information request, both seeking documents and information related to the handling and disposal of the concrete. We are fully cooperating with the DEP and Attorney General's office to resolve this matter.

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

ITEM 5. Other Information.

Motor Vehicle Fuel Economy

The National Highway Traffic Safety Administration ("NHTSA") recently released its final rule establishing new light truck corporate average fuel economy ("CAFE") standards. The final rule is somewhat more stringent than the original proposal, which is described in our 2005 10-K/A Report. The final rule relies on a continuous mathematical function relating fuel economy targets to vehicle dimensions (a "footprint" value). In contrast, the original proposal relied on a step function associated with six discrete size-based classes, each with its own fuel-economy target. In addition, beginning with model year 2011, the truck CAFE standards will apply for the first time to certain classes of heavier passenger vehicles (SUVs and passenger vans with a gross vehicle weight between 8,500 and 10,000 pounds, or with a gross vehicle weight below 8,500 pounds and a curb weight above 6,000 pounds). NHTSA estimates that our 2011 model year fleet standard for light trucks would be 23.9 miles per gallon under the final rule (compared to an estimated standard of 23.6 miles per gallon under the original proposal). The new standards thus represent a significant challenge for us.

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

FORD MOTOR COMPANY

(Registrant)

Date:	November 17, 2006	By:	/s/ Peter J. Daniel
Peter J. Daniel
Senior Vice President and Controller

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 17, 2006 , relating to Financial Information	Filed with this Report

Exhibit 18.1	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 8, 2006, regarding Change in Accounting Principles (timing of annual impairment testing)	Filed with this Report

Exhibit 18.2	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 8, 2006, regarding Change in Accounting Principles (amortization of special tools)	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report