Form 10-Q/A
period 2006-06-30
FORD MOTOR CO
filed 2006-11-17
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Exhibit index located on page number 51.

EXPLANATORY NOTE

Ford Motor Company (generally referred to herein as "Ford," "the Company", "we," "our" or "us") is filing this Quarterly Report on Form 10-Q/A for the period ended June 30, 2006 ("Amendment" or "Second Quarter 2006 Form 10-Q/A Report") to amend our Quarterly Report on Form 10-Q for the period ended June 30, 2006 ("Original Filing") that was filed with the Securities and Exchange Commission ("SEC") on August 4, 2006.

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

See Note 28 of the Notes to the Financial Statements in our 2005 Form 10-K/A Report for additional information and amounts related to our restatement. In addition, this Second Quarter 2006 Form 10-Q/A Report includes, in Note 2 of the Notes to the Financial Statements, restated consolidated and sector statements of income for the three- and six-month periods ended June 30, 2006 and 2005, restated consolidated and sector balance sheets as of June 30, 2006 and December 31, 2005, and restated condensed consolidated and sector statements of cash flows for the six-month periods ended June 30, 2006 and 2005.

The following table sets forth a reconciliation of previously reported and restated net income/(loss) for the periods shown (in millions):

	2006 Net Income/(Loss)		2005 Net Income/(Loss)
	Second Quarter	First Half	Second Quarter	First Half

Previously reported	$(254)	$(1,441)	$946	$2,158
Pre-tax adjustments:
Fair value interest rate swaps	(232)	(563)	383	(189)
Out-of-period adjustments	128	85	49	94
Total pre-tax adjustments	(104)	(478)	432	(95)
Related tax effects - provision for/(benefit from)	(41)	(179)	163	(27)
Net after-tax adjustments	(63)	(299)	269	(68)
Restated	$(317)	$(1,740)	$1,215	$2,090

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

The out-of-period adjustments in the table above include the following:

•
Employee-benefit related expenses: We recorded an out-of-period adjustment primarily related to special termination packages offered outside of our normal separation programs that were not recognized as employees separated, but when paid. As part of our restatement, we recognized additional pre-tax income/(loss) of $7 million and $3 million in the second quarter and first half of 2006, respectively, and $87 million and $98 million in the second quarter and first half of 2005, respectively.

•
Marketing incentives: We recorded out-of-period adjustments primarily to correct reserves for marketing incentives that were recognized at point of retail sale rather than when we sold the vehicle to the dealer. As part of our restatement, we recognized additional pre-tax income/(loss) of $80 million and $68 million in the second quarter and first half of 2006, respectively, and $23 million and $105 million in the second quarter and first half of 2005, respectively.

•
In addition, during the affected periods, we also recorded many other less-significant out-of-period adjustments, which totaled $41 million and $14 million in the second quarter and first half of 2006, respectively, and $(61) million and $(109) million in the second quarter and first half of 2005, respectively. Nearly all of these adjustments were recorded in Cost of sales.

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

For the convenience of the reader, this Second Quarter 2006 Form 10-Q/A Report sets forth the Original Filing in its entirety, although we are only restating those portions of ''Part 1. Financial Information" affected by corrected financial information. This Second Quarter 2006 Form 10-Q/A Report includes currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as well as the currently dated consent of our independent registered public accounting firm. The changes we have made are a result of and reflect the restatement described herein; no other information in the Original Filing has been updated.

We do not intend to amend previously-filed Quarterly Reports on Form 10-Q for periods ending prior to December 31, 2005. The reader should not rely on our previously-filed Quarterly Report on Form 10-Q for the period ended June 30, 2006 and 2005, but should instead rely upon the updated financial data provided for these periods herein.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended June 30, 2006 and 2005
(in millions, except per share amounts)

	Restated - See Note 2
	Second Quarter		First Half
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Sales and revenues
Automotive sales	$37,827	$38,708	$74,800	$78,122
Financial Services revenues	4,067	6,458	7,895	11,939
Total sales and revenues	41,894	45,166	82,695	90,061

Costs and expenses
Automotive cost of sales	36,130	36,722	72,786	72,315
Selling, administrative and other expenses	4,631	6,104	9,234	12,198
Interest expense	2,259	1,919	4,394	4,130
Financial Services provision for credit and insurance losses	50	(17)	96	168
Total costs and expenses	43,070	44,728	86,510	88,811

Automotive interest income and other non-operating income/(expense), net	310	651	525	804
Automotive equity in net income/(loss) of affiliated companies	205	69	284	126
Income/(loss) before income taxes	(661)	1,158	(3,006)	2,180
Provision for/(benefit from) income taxes	(361)	(138)	(1,342)	(14)
Income/(loss) before minority interests	(300)	1,296	(1,664)	2,194
Minority interests in net income/(loss) of subsidiaries	19	84	78	142
Income/(loss) from continuing operations	(319)	1,212	(1,742)	2,052
Income/(loss) from discontinued operations (Note 4)	2	3	2	38
Net income/(loss)	$(317)	$1,215	$(1,740)	$2,090

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 11)
Basic income/(loss)
Income/(loss) from continuing operations	$(0.17)	$0.66	$(0.93)	$1.12
Income/(loss) from discontinued operations	—	—	—	0.02
Net income/(loss)	$(0.17)	$0.66	$(0.93)	$1.14
Diluted income/(loss)
Income/(loss) from continuing operations	$(0.17)	$0.59	$(0.93)	$1.02
Income/(loss) from discontinued operations	—	0.01	—	0.01
Net income/(loss)	$(0.17)	$0.60	$(0.93)	$1.03
Cash dividends	$0.10	$0.10	$0.20	$0.20

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF INCOME
For the Periods Ended June 30, 2006 and 2005
(in millions, except per share amounts)

	Restated - See Note 2
	Second Quarter		First Half
	2006	2005	2006	2005
	(unaudited)		(unaudited)
AUTOMOTIVE
Sales	$37,827	$38,708	$74,800	$78,122
Costs and expenses
Cost of sales	36,130	36,722	72,786	72,315
Selling, administrative and other expenses	2,950	3,053	5,935	6,166
Total costs and expenses	39,080	39,775	78,721	78,481
Operating income/(loss)	(1,253)	(1,067)	(3,921)	(359)

Interest expense	348	187	694	589

Interest income and other non-operating income/(expense), net	310	651	525	804
Equity in net income/(loss) of affiliated companies	205	69	284	126
Income/(loss) before income taxes — Automotive	(1,086)	(534)	(3,806)	(18)

FINANCIAL SERVICES
Revenues	4,067	6,458	7,895	11,939
Costs and expenses
Interest expense	1,911	1,732	3,700	3,541
Depreciation	1,291	1,540	2,499	3,054
Operating and other expenses	390	1,511	800	2,978
Provision for credit and insurance losses	50	(17)	96	168
Total costs and expenses	3,642	4,766	7,095	9,741
Income/(loss) before income taxes — Financial Services	425	1,692	800	2,198

TOTAL COMPANY
Income/(loss) before income taxes	(661)	1,158	(3,006)	2,180
Provision for/(benefit from) income taxes	(361)	(138)	(1,342)	(14)
Income/(loss) before minority interests	(300)	1,296	(1,664)	2,194
Minority interests in net income/(loss) of subsidiaries	19	84	78	142
Income/(loss) from continuing operations	(319)	1,212	(1,742)	2,052
Income/(loss) from discontinued operations (Note 4)	2	3	2	38
Net income/(loss)	$(317)	$1,215	$(1,740)	$2,090

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 11)
Basic income/(loss)
Income/(loss) from continuing operations	$(0.17)	$0.66	$(0.93)	$1.12
Income/(loss) from discontinued operations	—	—	—	0.02
Net income/(loss)	$(0.17)	$0.66	$(0.93)	$1.14
Diluted income/(loss)
Income/(loss) from continuing operations	$(0.17)	$0.59	$(0.93)	$1.02
Income/(loss) from discontinued operations	—	0.01	—	0.01
Net income/(loss)	$(0.17)	$0.60	$(0.93)	$1.03
Cash dividends	$0.10	$0.10	$0.20	$0.20

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	Restated - See Note 2
	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Cash and cash equivalents	$27,985	$28,406
Marketable securities	12,600	10,672
Loaned securities	33	3,461
Finance receivables, net	106,554	105,975
Other receivables, net	9,215	8,536
Net investment in operating leases	31,884	27,099
Retained interest in sold receivables	1,150	1,420
Inventories (Note 6)	12,116	10,271
Equity in net assets of affiliated companies	2,751	2,579
Net property	41,655	40,676
Deferred income taxes	6,905	5,880
Goodwill and other intangible assets (Note 8)	6,392	5,945
Assets of discontinued/held-for-sale operations	—	5
Other assets	17,785	18,534
Total assets	$277,025	$269,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables	$23,674	$22,910
Accrued liabilities and deferred revenue	78,558	73,047
Debt	153,002	153,278
Deferred income taxes	5,955	5,660
Total liabilities	261,189	254,895

Minority interests	1,054	1,122

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	4,636	4,872
Accumulated other comprehensive income/(loss)	(403)	(3,680)
Treasury stock	(420)	(833)
Earnings retained for use in business	10,950	13,064
Total stockholders’ equity	14,782	13,442
Total liabilities and stockholders’ equity	$277,025	$269,459

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET
(in millions)

	Restated - See Note 2
	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Automotive
Cash and cash equivalents	$14,700	$13,388
Marketable securities	8,887	6,860
Loaned securities	33	3,461
Total cash, marketable and loaned securities	23,620	23,709
Receivables, net	3,517	3,075
Inventories (Note 6)	12,116	10,271
Deferred income taxes	888	1,249
Other current assets	9,397	8,177
Total current assets	49,538	46,481
Equity in net assets of affiliated companies	1,949	1,756
Net property	41,344	40,348
Deferred income taxes	11,846	10,999
Goodwill and other intangible assets (Note 8)	6,374	5,928
Assets of discontinued/held-for-sale operations	—	5
Other assets	9,519	8,308
Total Automotive assets	120,570	113,825
Financial Services
Cash and cash equivalents	13,285	15,018
Marketable securities	3,713	3,812
Finance receivables, net	112,252	111,436
Net investment in operating leases	26,073	22,951
Retained interest in sold receivables	1,150	1,420
Goodwill and other intangible assets (Note 8)	18	17
Other assets	5,943	7,457
Receivable from Automotive	759	83
Total Financial Services assets	163,193	162,194
Intersector elimination	(759)	(83)
Total assets	$283,004	$275,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive
Trade payables	$18,472	$16,637
Other payables	3,253	4,222
Accrued liabilities and deferred revenue	31,828	28,829
Deferred income taxes	953	804
Debt payable within one year	1,269	978
Current payable to Financial Services	52	83
Total current liabilities	55,827	51,553
Long-term debt	16,450	16,900
Other liabilities	41,430	38,639
Deferred income taxes	563	586
Non-current payable to Financial Services	707	—
Total Automotive liabilities	114,977	107,678
Financial Services
Payables	1,949	2,051
Debt	135,283	135,400
Deferred income taxes	10,418	10,747
Other liabilities and deferred income	5,300	5,579
Total Financial Services liabilities	152,950	153,777

Minority interests	1,054	1,122

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	4,636	4,872
Accumulated other comprehensive income/(loss)	(403)	(3,680)
Treasury stock	(420)	(833)
Earnings retained for use in business	10,950	13,064
Total stockholders’ equity	14,782	13,442
Intersector elimination	(759)	(83)
Total liabilities and stockholders’ equity	$283,004	$275,936

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2006 and 2005
(in millions)

	Restated - See Note 2
	First Half
	2006	2005
	(unaudited)

Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$9,710	$12,749

Cash flows from investing activities of continuing operations
Capital expenditures	(3,403)	(3,572)
Acquisitions of retail and other finance receivables and operating leases	(29,407)	(28,951)
Collections of retail and other finance receivables and operating leases	21,021	25,169
Net acquisitions of daily rental vehicles	—	(2,148)
Purchases of securities	(11,170)	(3,044)
Sales and maturities of securities	11,247	2,395
Proceeds from sales of retail and other finance receivables and operating leases	2,947	12,506
Proceeds from sale of businesses	51	2,070
Cash paid for acquisitions	(37)	(1,296)
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(4)	(4)
Other	777	1,154
Net cash (used in)/provided by investing activities	(7,978)	4,279

Cash flows from financing activities of continuing operations
Cash dividends	(374)	(367)
Sales of Common Stock	234	447
Purchases of Common Stock	(97)	(263)
Changes in short-term debt	280	765
Proceeds from issuance of other debt	23,900	15,118
Principal payments on other debt	(26,433)	(26,151)
Other	89	(26)
Net cash (used in)/provided by financing activities	(2,401)	(10,477)

Effect of exchange rate changes on cash	241	(526)

Net increase/(decrease) in cash and cash equivalents from continuing operations	(428)	6,025

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	3	70
Cash flows from investing activities of discontinued operations	—	(50)
Cash flows from financing activities of discontinued operations	—	—

Net increase/(decrease) in cash and cash equivalents	$(425)	$6,045

Cash and cash equivalents at January 1	$28,406	$22,828
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	4	681
Net increase/(decrease) in cash and cash equivalents	(425)	6,045
Less: cash and cash equivalents of discontinued/held-for-sale operations at June 30	—	(722)
Cash and cash equivalents at June 30	$27,985	$28,832

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2006 and 2005
(in millions)

	Restated - See Note 2
	First Half 2006		First Half 2005
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$5,277	$3,663	$5,090	$3,984

Cash flows from investing activities
Capital expenditures	(3,381)	(22)	(3,347)	(225)
Acquisitions of retail and other finance receivables and operating leases	—	(29,407)	—	(28,951)
Collections of retail and other finance receivables and operating leases	—	20,923	—	24,998
Net (increase)/decrease of wholesale receivables	—	868	—	956
Net acquisitions of daily rental vehicles	—	—	—	(2,997)
Purchases of securities	(2,478)	(8,692)	(2,149)	(895)
Sales and maturities of securities	2,300	8,947	1,883	512
Proceeds from sales of retail and other finance receivables and operating leases	—	2,947	—	12,506
Proceeds from sales of wholesale receivables	—	—	—	3,739
Proceeds from sale of businesses	51	—	29	2,041
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(4)	—	1	(5)
Investing activity from Financial Services	552	—	1,402	—
Investing activity to Financial Services	(1,400)	—	—	—
Cash paid for acquisitions	(37)	—	(1,296)	—
Other	31	746	(8)	1,162
Net cash (used in)/provided by investing activities	(4,366)	(3,690)	(3,485)	12,841

Cash flows from financing activities
Cash dividends	(374)	—	(367)	—
Sales of Common Stock	234	—	447	—
Purchases of Common Stock	(97)	—	(263)	—
Changes in short-term debt	239	41	158	607
Proceeds from issuance of other debt	175	23,725	84	15,034
Principal payments on other debt	(550)	(25,883)	(595)	(25,556)
Financing activity from Automotive	—	1,400	—	—
Financing activity to Automotive	—	(552)	—	(1,402)
Other	150	(61)	(4)	(22)
Net cash (used in)/provided by financing activities	(223)	(1,330)	(540)	(11,339)

Effect of exchange rate changes on cash	4	237	(39)	(487)
Net change in intersector receivables/payables and other liabilities	613	(613)	(356)	356
Net increase/(decrease) in cash and cash equivalents from continuing operations	1,305	(1,733)	670	5,355

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	3	—	(1)	71
Cash flows from investing activities of discontinued operations	—	—	16	(66)
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$1,308	$(1,733)	$685	$5,360

Cash and cash equivalents at January 1	$13,388	$15,018	$10,139	$12,689
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	4	—	2	679
Net increase/(decrease) in cash and cash equivalents	1,308	(1,733)	685	5,360
Less: cash and cash equivalents of discontinued/held-for-sale operations at June 30	—	—	(18)	(704)
Cash and cash equivalents at June 30	$14,700	$13,285	$10,808	$18,024

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements reflect those adjustments necessary for a fair statement of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries and consolidated variable interest entities ("VIEs") of which we are the primary beneficiary for the periods and at the dates presented. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K/A for the year ended December 31, 2005 ("2005 Form 10-K/A Report"). For purposes of this report, "Ford", the "Company", "we", "our", "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.

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

As a result, we have filed our 2005 Form 10-K/A Report restating certain financial information therein including: historical balance sheets as of December 31, 2005 and 2004; statements of income, cash flows and stockholders’ equity for the years ending 2005, 2004, and 2003; and selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002, and 2001.

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

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

See Note 28 of the Notes to the Financial Statements in our 2005 Form 10-K/A Report for additional information and amounts related to our restatement. In addition, this Quarterly Report on Form 10-Q/A for the period ended June 30, 2006 includes restated consolidated and sector statements of income for the three-and six-month periods ended June 30, 2006 and 2005, restated consolidated and sector balance sheets as of June 30, 2006 and December 31, 2005, and restated condensed consolidated and sector statements of cash flows for the six-month periods ended June 30, 2006 and 2005.

The following table sets forth a reconciliation of previously reported and restated net income/(loss) for the periods shown (in millions):

	2006 Net Income/(Loss)		2005 Net Income/(Loss)
	Second Quarter	First Half	Second Quarter	First Half

Previously reported	$(254)	$(1,441)	$946	$2,158
Pre-tax adjustments:
Fair value interest rate swaps	(232)	(563)	383	(189)
Out-of-period adjustments	128	85	49	94
Total pre-tax adjustments	(104)	(478)	432	(95)
Related tax effects - provision for/(benefit from)	(41)	(179)	163	(27)
Net after-tax adjustments	(63)	(299)	269	(68)
Restated	$(317)	$(1,740)	$1,215	$2,090

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

The out-of-period adjustments in the table above include the following:

•
Employee-benefit related expenses: We recorded an out-of-period adjustment primarily related to special termination packages offered outside of our normal separation programs that were not recognized as employees separated, but when paid. As part of our restatement, we recognized additional pre-tax income/(loss) of $7 million and $3 million in the second quarter and first half of 2006, respectively, and $87 million and $98 million in the second quarter and first half of 2005, respectively.

•
Marketing incentives: We recorded out-of-period adjustments primarily to correct reserves for marketing incentives that were recognized at point of retail sale rather than when we sold the vehicle to the dealer. As part of our restatement, we recognized additional pre-tax income/(loss) of $80 million and $68 million in the second quarter and first half of 2006, respectively, and $23 million and $105 million in the second quarter and first half of 2005, respectively.

•
In addition, during the affected periods, we also recorded many other less-significant out-of-period adjustments, which totaled $41 million and $14 million in the second quarter and first half of 2006, respectively, and $(61) million and $(109) million in the second quarter and first half of 2005, respectively. Nearly all of these adjustments were recorded in Cost of sales.

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

In accordance with the definition of cash equivalents in SFAS No. 95 Statement of Cash Flows, we revised the presentation of $3.1 billion and $593 million of marketable securities with contractual maturities exceeding ninety days from the date of purchase from Cash and cash equivalents to Marketable securities on the balance sheet and statement of cash flows as of December 31, 2005 and statement of cash flows as of June 30, 2005, respectively. All of these securities had maturity dates of less than twelve months from the date purchase and where highly liquid. This revision had no impact on 2005 Net/income (loss).

Financial Statements

The following table presents the effect of the restatement on the Consolidated Statement of Income (in millions, except per share amounts):

	Second Quarter 2006		First Half 2006
	Previously Reported	Restated	Previously Reported	Restated
	(unaudited)		(unaudited)
Sales and revenues
Automotive sales	$37,747	$37,827	$74,732	$74,800
Financial Services revenues	4,218	4,067	8,288	7,895
Total sales and revenues	41,965	41,894	83,020	82,695

Costs and expenses
Automotive cost of sales	36,167	36,130	72,841	72,786
Selling, administrative and other expenses	4,631	4,631	9,223	9,234
Interest expense	2,178	2,259	4,197	4,394
Financial Services provision for credit and insurance losses	61	50	96	96
Total costs and expenses	43,037	43,070	86,357	86,510

Automotive interest income and other non-operating income/(expense), net	310	310	525	525
Automotive equity in net income/(loss) of affiliated companies	205	205	284	284
Income/(loss) before income taxes	(557)	(661)	(2,528)	(3,006)
Provision for/(benefit from) income taxes	(320)	(361)	(1,163)	(1,342)
Income/(loss) before minority interests	(237)	(300)	(1,365)	(1,664)
Minority interests in net income/(loss) of subsidiaries	19	19	78	78
Income/(loss) from continuing operations	(256)	(319)	(1,443)	(1,742)
Income/(loss) from discontinued operations (Note 4)	2	2	2	2
Net income/(loss)	$(254)	$(317)	$(1,441)	$(1,740)

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 11)
Basic income/(loss)
Income/(loss) from continuing operations	$(0.14)	$(0.17)	$(0.77)	$(0.93)
Income/(loss) from discontinued operations	—	—	—	—
Net income/(loss)	$(0.14)	$(0.17)	$(0.77)	$(0.93)
Diluted income/(loss)
Income/(loss) from continuing operations	$(0.14)	$(0.17)	$(0.77)	$(0.93)
Income/(loss) from discontinued operations	—	—	—	—
Net income/(loss)	$(0.14)	$(0.17)	$(0.77)	$(0.93)
Cash dividends	$0.10	$0.10	$0.20	$0.20

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Consolidated Statement of Income (in millions, except per share amounts):

	Second Quarter 2005		First Half 2005
	Previously Reported	Restated	Previously Reported	Restated
	(unaudited)		(unaudited)
Sales and revenues
Automotive sales	$38,685	$38,708	$78,017	$78,122
Financial Services revenues	5,863	6,458	11,667	11,939
Total sales and revenues	44,548	45,166	89,684	90,061

Costs and expenses
Automotive cost of sales	36,713	36,722	72,271	72,315
Selling, administrative and other expenses	6,127	6,104	12,217	12,198
Interest expense	1,719	1,919	3,683	4,130
Financial Services provision for credit and insurance losses	(17)	(17)	168	168
Total costs and expenses	44,542	44,728	88,339	88,811

Automotive interest income and other non-operating income/(expense), net	651	651	804	804
Automotive equity in net income/(loss) of affiliated companies	69	69	126	126
Income/(loss) before income taxes	726	1,158	2,275	2,180
Provision for/(benefit from) income taxes	(301)	(138)	13	(14)
Income/(loss) before minority interests	1,027	1,296	2,262	2,194
Minority interests in net income/(loss) of subsidiaries	84	84	142	142
Income/(loss) from continuing operations	943	1,212	2,120	2,052
Income/(loss) from discontinued operations (Note 4)	3	3	38	38
Net income/(loss)	$946	$1,215	$2,158	$2,090

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 11)
Basic income/(loss)
Income/(loss) from continuing operations	$0.51	$0.66	$1.16	$1.12
Income/(loss) from discontinued operations	—	—	0.02	0.02
Net income/(loss)	$0.51	$0.66	$1.18	$1.14
Diluted income/(loss)
Income/(loss) from continuing operations	$0.47	$0.59	$1.05	$1.02
Income/(loss) from discontinued operations	—	0.01	0.01	0.01
Net income/(loss)	$0.47	$0.60	$1.06	$1.03
Cash dividends	$0.10	$0.10	$0.20	$0.20

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Sector Statement of Income (in millions, except per share amounts):

	Second Quarter 2006		First Half 2006
	Previously Reported	Restated	Previously Reported	Restated
	(unaudited)		(unaudited)
AUTOMOTIVE
Sales	$37,747	$37,827	$74,732	$74,800
Costs and expenses
Cost of sales	36,167	36,130	72,841	72,786
Selling, administrative and other expenses	2,950	2,950	5,924	5,935
Total costs and expenses	39,117	39,080	78,765	78,721
Operating income/(loss)	(1,370)	(1,253)	(4,033)	(3,921)

Interest expense	348	348	694	694

Interest income and other non-operating income/(expense), net	310	310	525	525
Equity in net income/(loss) of affiliated companies	205	205	284	284
Income/(loss) before income taxes — Automotive	(1,203)	(1,086)	(3,918)	(3,806)

FINANCIAL SERVICES
Revenues	4,218	4,067	8,288	7,895
Costs and expenses
Interest expense	1,830	1,911	3,503	3,700
Depreciation	1,291	1,291	2,499	2,499
Operating and other expenses	390	390	800	800
Provision for credit and insurance losses	61	50	96	96
Total costs and expenses	3,572	3,642	6,898	7,095
Income/(loss) before income taxes — Financial Services	646	425	1,390	800

TOTAL COMPANY
Income/(loss) before income taxes	(557)	(661)	(2,528)	(3,006)
Provision for/(benefit from) income taxes	(320)	(361)	(1,163)	(1,342)
Income/(loss) before minority interests	(237)	(300)	(1,365)	(1,664)
Minority interests in net income/(loss) of subsidiaries	19	19	78	78
Income/(loss) from continuing operations	(256)	(319)	(1,443)	(1,742)
Income/(loss) from discontinued operations (Note 4)	2	2	2	2
Net income/(loss)	$(254)	$(317)	$(1,441)	$(1,740)

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 11)
Basic income/(loss)
Income/(loss) from continuing operations	$(0.14)	$(0.17)	$(0.77)	$(0.93)
Income/(loss) from discontinued operations	—	—	—	—
Net income/(loss)	$(0.14)	$(0.17)	$(0.77)	$(0.93)
Diluted income/(loss)
Income/(loss) from continuing operations	$(0.14)	$(0.17)	$(0.77)	$(0.93)
Income/(loss) from discontinued operations	—	—	—	—
Net income/(loss)	$(0.14)	$(0.17)	$(0.77)	$(0.93)
Cash dividends	$0.10	$0.10	$0.20	$0.20

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Sector Statement of Income (in millions, except per share amounts):

	Second Quarter 2005		First Half 2005
	Previously Reported	Restated	Previously Reported	Restated
	(unaudited)		(unaudited)
AUTOMOTIVE
Sales	$38,685	$38,708	$78,017	$78,122
Costs and expenses
Cost of sales	36,713	36,722	72,271	72,315
Selling, administrative and other expenses	3,076	3,053	6,185	6,166
Total costs and expenses	39,789	39,775	78,456	78,481
Operating income/(loss)	(1,104)	(1,067)	(439)	(359)

Interest expense	187	187	589	589

Interest income and other non-operating income/(expense), net	651	651	804	804
Equity in net income/(loss) of affiliated companies	69	69	126	126
Income/(loss) before income taxes — Automotive	(571)	(534)	(98)	(18)

FINANCIAL SERVICES
Revenues	5,863	6,458	11,667	11,939
Costs and expenses
Interest expense	1,532	1,732	3,094	3,541
Depreciation	1,540	1,540	3,054	3,054
Operating and other expenses	1,511	1,511	2,978	2,978
Provision for credit and insurance losses	(17)	(17)	168	168
Total costs and expenses	4,566	4,766	9,294	9,741
Income/(loss) before income taxes — Financial Services	1,297	1,692	2,373	2,198

TOTAL COMPANY
Income/(loss) before income taxes	726	1,158	2,275	2,180
Provision for/(benefit from) income taxes	(301)	(138)	13	(14)
Income/(loss) before minority interests	1,027	1,296	2,262	2,194
Minority interests in net income/(loss) of subsidiaries	84	84	142	142
Income/(loss) from continuing operations	943	1,212	2,120	2,052
Income/(loss) from discontinued operations (Note 4)	3	3	38	38
Net income/(loss)	$946	$1,215	$2,158	$2,090

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 11)
Basic income/(loss)
Income/(loss) from continuing operations	$0.51	$0.66	$1.16	$1.12
Income/(loss) from discontinued operations	—	—	0.02	0.02
Net income/(loss)	$0.51	$0.66	$1.18	$1.14
Diluted income/(loss)
Income/(loss) from continuing operations	$0.47	$0.59	$1.05	$1.02
Income/(loss) from discontinued operations	—	0.01	0.01	0.01
Net income/(loss)	$0.47	$0.60	$1.06	$1.03
Cash dividends	$0.10	$0.10	$0.20	$0.20

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Consolidated Balance Sheet (in millions):

	June 30, 2006		December 31, 2005
	Previously Reported	Restated	Previously Reported	Restated
ASSETS
Cash and cash equivalents	$27,985	$27,985	$28,406	$28,406
Marketable securities	12,600	12,600	10,672	10,672
Loaned securities	33	33	3,461	3,461
Finance receivables, net	106,554	106,554	105,975	105,975
Other receivables, net	9,194	9,215	8,522	8,536
Net investment in operating leases	31,884	31,884	27,099	27,099
Retained interest in sold receivables	1,150	1,150	1,420	1,420
Inventories (Note 6)	12,116	12,116	10,271	10,271
Equity in net assets of affiliated companies	2,751	2,751	2,579	2,579
Net property	41,639	41,655	40,706	40,676
Deferred income taxes	6,879	6,905	5,881	5,880
Goodwill and other intangible assets (Note 8)	6,392	6,392	5,945	5,945
Assets of discontinued/held-for-sale operations	—	—	5	5
Other assets	17,771	17,785	18,534	18,534
Total assets	$276,948	$277,025	$269,476	$269,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables	$23,595	$23,674	$22,813	$22,910
Accrued liabilities and deferred revenue	78,473	78,558	72,977	73,047
Debt	153,478	153,002	154,332	153,278
Deferred income taxes	5,729	5,955	5,275	5,660
Total liabilities	261,275	261,189	255,397	254,895

Minority interests	1,054	1,054	1,122	1,122

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1	1	1
Capital in excess of par value of stock	4,636	4,636	4,872	4,872
Accumulated other comprehensive income/(loss)	(262)	(403)	(3,562)	(3,680)
Treasury stock	(420)	(420)	(833)	(833)
Earnings retained for use in business	10,646	10,950	12,461	13,064
Total stockholders’ equity	14,619	14,782	12,957	13,442
Total liabilities and stockholders’ equity	$276,948	$277,025	$269,476	$269,459

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Sector Balance Sheet (in millions):

	June 30, 2006		December 31, 2005
	Previously Reported	Restated	Previously Reported	Restated
ASSETS
Automotive
Cash and cash equivalents	$14,700	$14,700	$13,388	$13,388
Marketable securities	8,887	8,887	6,860	6,860
Loaned securities	33	33	3,461	3,461
Total cash, marketable and loaned securities	23,620	23,620	23,709	23,709
Receivables, net	3,496	3,517	3,061	3,075
Inventories (Note 6)	12,116	12,116	10,271	10,271
Deferred income taxes	832	888	1,187	1,249
Other current assets	9,397	9,397	8,177	8,177
Total current assets	49,461	49,538	46,405	46,481
Equity in net assets of affiliated companies	1,949	1,949	1,756	1,756
Net property	41,328	41,344	40,378	40,348
Deferred income taxes	11,926	11,846	11,049	10,999
Goodwill and other intangible assets (Note 8)	6,374	6,374	5,928	5,928
Assets of discontinued/held-for-sale operations	—	—	5	5
Other assets	9,505	9,519	8,308	8,308
Total Automotive assets	120,543	120,570	113,829	113,825
Financial Services
Cash and cash equivalents	13,285	13,285	15,018	15,018
Marketable securities	3,713	3,713	3,812	3,812
Finance receivables, net	112,252	112,252	111,436	111,436
Net investment in operating leases	26,073	26,073	22,951	22,951
Retained interest in sold receivables	1,150	1,150	1,420	1,420
Goodwill and other intangible assets (Note 8)	18	18	17	17
Other assets	5,943	5,943	7,457	7,457
Receivable from Automotive	759	759	83	83
Total Financial Services assets	163,193	163,193	162,194	162,194
Intersector elimination	(759)	(759)	(83)	(83)
Total assets	$282,977	$283,004	$275,940	$275,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive
Trade payables	$18,393	$18,472	$16,554	$16,637
Other payables	3,253	3,253	4,222	4,222
Accrued liabilities and deferred revenue	31,743	31,828	28,733	28,829
Deferred income taxes	953	953	804	804
Debt payable within one year	1,269	1,269	978	978
Current payable to Financial Services	52	52	83	83
Total current liabilities	55,663	55,827	51,374	51,553
Long-term debt	16,450	16,450	16,900	16,900
Other liabilities	41,430	41,430	38,639	38,639
Deferred income taxes	563	563	586	586
Non-current payable to Financial Services	707	707	—	—
Total Automotive liabilities	114,813	114,977	107,499	107,678
Financial Services
Payables	1,949	1,949	2,037	2,051
Debt	135,759	135,283	136,454	135,400
Deferred income taxes	10,242	10,418	10,349	10,747
Other liabilities and deferred income	5,300	5,300	5,605	5,579
Total Financial Services liabilities	153,250	152,950	154,445	153,777

Minority interests	1,054	1,054	1,122	1,122

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,837 million shares issued)	18	18	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1	1	1
Capital in excess of par value of stock	4,636	4,636	4,872	4,872
Accumulated other comprehensive income/(loss)	(262)	(403)	(3,562)	(3,680)
Treasury stock	(420)	(420)	(833)	(833)
Earnings retained for use in business	10,646	10,950	12,461	13,064
Total stockholders’ equity	14,619	14,782	12,957	13,442
Intersector elimination	(759)	(759)	(83)	(83)
Total liabilities and stockholders’ equity	$282,977	$283,004	$275,940	$275,936

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Condensed Consolidated Statement of Cash Flows for the period ended June 30 (in millions):

	First Half 2006		First Half 2005
	Previously Reported	Restated	Previously Reported	Restated
	(unaudited)		(unaudited)

Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$10,453	$9,710	$14,582	$12,749

Cash flows from investing activities of continuing operations
Capital expenditures	(3,403)	(3,403)	(3,572)	(3,572)
Acquisitions of retail and other finance receivables and operating leases	(29,407)	(29,407)	(28,951)	(28,951)
Collections of retail and other finance receivables and operating leases	21,021	21,021	25,150	25,169
Net acquisitions of daily rental vehicles	—	—	(2,997)	(2,148)
Purchases of securities	(11,170)	(11,170)	(3,044)	(3,044)
Sales and maturities of securities	11,247	11,247	2,395	2,395
Proceeds from sales of retail and other finance receivables and operating leases	2,947	2,947	12,506	12,506
Proceeds from sale of businesses	51	51	2,070	2,070
Cash paid for acquisitions	(37)	(37)	(1,296)	(1,296)
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(4)	(4)	(4)	(4)
Other	49	777	71	1,154
Net cash (used in)/provided by investing activities	(8,706)	(7,978)	2,328	4,279

Cash flows from financing activities of continuing operations
Cash dividends	(374)	(374)	(367)	(367)
Sales of Common Stock	234	234	447	447
Purchases of Common Stock	(97)	(97)	(263)	(263)
Changes in short-term debt	265	280	834	765
Proceeds from issuance of other debt	23,900	23,900	14,765	15,118
Principal payments on other debt	(26,433)	(26,433)	(25,769)	(26,151)
Other	89	89	(6)	(26)
Net cash (used in)/provided by financing activities	(2,416)	(2,401)	(10,359)	(10,477)

Effect of exchange rate changes on cash	241	241	(526)	(526)

Net increase/(decrease) in cash and cash equivalents from continuing operations	(428)	(428)	6,025	6,025

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	3	3	70	70
Cash flows from investing activities of discontinued operations	—	—	(50)	(50)
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$(425)	$(425)	$6,045	$6,045

Cash and cash equivalents at January 1	$28,406	$28,406	$22,828	$22,828
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	4	4	681	681
Net increase/(decrease) in cash and cash equivalents	(425)	(425)	6,045	6,045
Less: cash and cash equivalents of discontinued/held-for-sale operations at June 30	—	—	(722)	(722)
Cash and cash equivalents at June 30	$27,985	$27,985	$28,832	$28,832

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Condensed Sector Statement of Cash Flows for the period ended June 30, 2006 (in millions):

	Previously Reported First Half 2006		Restated First Half 2006
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$5,297	$4,386	$5,277	$3,663

Cash flows from investing activities
Capital expenditures	(3,381)	(22)	(3,381)	(22)
Acquisitions of retail and other finance receivables and operating leases	—	(29,407)	—	(29,407)
Collections of retail and other finance receivables and operating leases	—	20,923	—	20,923
Net (increase)/decrease of wholesale receivables	—	868	—	868
Net acquisitions of daily rental vehicles	—	—	—	—
Purchases of securities	(2,478)	(8,692)	(2,478)	(8,692)
Sales and maturities of securities	2,300	8,947	2,300	8,947
Proceeds from sales of retail and other finance receivables and operating leases	—	2,947	—	2,947
Proceeds from sales of wholesale receivables	—	—	—	—
Proceeds from sale of businesses	51	—	51	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(4)	—	(4)	—
Investing activity from Financial Services	552	—	552	—
Investing activity to Financial Services	(1,400)	—	(1,400)	—
Cash paid for acquisitions	(37)	—	(37)	—
Other	11	38	31	746
Net cash (used in)/provided by investing activities	(4,386)	(4,398)	(4,366)	(3,690)

Cash flows from financing activities
Cash dividends	(374)	—	(374)	—
Sales of Common Stock	234	—	234	—
Purchases of Common Stock	(97)	—	(97)	—
Changes in short-term debt	239	26	239	41
Proceeds from issuance of other debt	175	23,725	175	23,725
Principal payments on other debt	(550)	(25,883)	(550)	(25,883)
Financing activity from Automotive	—	1,400	—	1,400
Financing activity to Automotive	—	(552)	—	(552)
Other	150	(61)	150	(61)
Net cash (used in)/provided by financing activities	(223)	(1,345)	(223)	(1,330)

Effect of exchange rate changes on cash	4	237	4	237
Net change in intersector receivables/payables and other liabilities	613	(613)	613	(613)
Net increase/(decrease) in cash and cash equivalents from continuing operations	1,305	(1,733)	1,305	(1,733)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	3	—	3	—
Cash flows from investing activities of discontinued operations	—	—	—	—

Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$1,308	$(1,733)	$1,308	$(1,733)

Cash and cash equivalents at January 1	$13,388	$15,018	$13,388	$15,018
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	4	—	4	—
Net increase/(decrease) in cash and cash equivalents	1,308	(1,733)	1,308	(1,733)
Less: cash and cash equivalents of discontinued/held-for-sale operations at June 30	—	—	—	—
Cash and cash equivalents at June 30	$14,700	$13,285	$14,700	$13,285

Item 1. Financial Statements (Continued)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS (Continued)

The following table presents the effect of the restatement on the Condensed Sector Statement of Cash Flows for the period ended June 30, 2005 (in millions):

	Previously Reported First Half 2005		Restated First Half 2005
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$5,093	$5,322	$5,090	$3,984

Cash flows from investing activities
Capital expenditures	(3,347)	(225)	(3,347)	(225)
Acquisitions of retail and other finance receivables and operating leases	—	(28,951)	—	(28,951)
Collections of retail and other finance receivables and operating leases	—	24,979	—	24,998
Net (increase)/decrease of wholesale receivables	—	599	—	956
Net acquisitions of daily rental vehicles	—	(2,997)	—	(2,997)
Purchases of securities	(2,149)	(895)	(2,149)	(895)
Sales and maturities of securities	1,883	512	1,883	512
Proceeds from sales of retail and other finance receivables and operating leases	—	12,506	—	12,506
Proceeds from sales of wholesale receivables	—	3,739	—	3,739
Proceeds from sale of businesses	29	2,041	29	2,041
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	1	(5)	1	(5)
Investing activity from Financial Services	1,402	—	1,402	—
Investing activity to Financial Services	—	—	—	—
Cash paid for acquisitions	(1,296)	—	(1,296)	—
Other	(11)	82	(8)	1,162
Net cash (used in)/provided by investing activities	(3,488)	11,385	(3,485)	12,841

Cash flows from financing activities
Cash dividends	(367)	—	(367)	—
Sales of Common Stock	447	—	447	—
Purchases of Common Stock	(263)	—	(263)	—
Changes in short-term debt	158	676	158	607
Proceeds from issuance of other debt	84	14,681	84	15,034
Principal payments on other debt	(595)	(25,174)	(595)	(25,556)
Financing activity from Automotive	—	—	—	—
Financing activity to Automotive	—	(1,402)	—	(1,402)
Other	(4)	(2)	(4)	(22)
Net cash (used in)/provided by financing activities	(540)	(11,221)	(540)	(11,339)

Effect of exchange rate changes on cash	(39)	(487)	(39)	(487)
Net change in intersector receivables/payables and other liabilities	(356)	356	(356)	356
Net increase/(decrease) in cash and cash equivalents from continuing operations	670	5,355	670	5,355

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	(1)	71	(1)	71
Cash flows from investing activities of discontinued operations	16	(66)	16	(66)
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$685	$5,360	$685	$5,360

Cash and cash equivalents at January 1	$10,139	$12,689	$10,139	$12,689
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	2	679	2	679
Net increase/(decrease) in cash and cash equivalents	685	5,360	685	5,360
Less: cash and cash equivalents of discontinued/held-for-sale operations at June 30	(18)	(704)	(18)	(704)
Cash and cash equivalents at June 30	$10,808	$18,024	$10,808	$18,024

Item 1. Financial Statements (Continued)

NOTE 3. INCOME TAXES

For the first half of the year, we have used the actual effective tax rate for the year-to-date tax provision calculation because a reliable estimate of the full-year effective tax rate cannot be made. External business conditions and other factors throughout the year may contribute to significant variability of the effective tax rate due to the impact of permanent differences relative to our financial results. The second quarter tax rate of 41.6% and first half tax rate of 40.7% include the impact on deferred tax balances of tax law changes in the country of Turkey and the state of Texas.

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

NOTE 5. EXIT AND DISPOSAL ACTIVITIES AND OTHER ACTIONS

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

During the third quarter of 2005, Premier Automotive Group ("PAG") and Ford Europe initiated hourly and salaried employee separation actions resulting in pre-tax charges of $57 million in the first half of 2006.

All charges disclosed above exclude costs for pension, postretirement health care and life insurance benefits. For further discussion regarding pension, postretirement health care and life insurance benefits, see Note 13 of the Notes to the Financial Statements.

NOTE 6. AUTOMOTIVE INVENTORIES

Inventories are summarized as follows (in millions):

	June 30, 2006	December 31, 2005
Raw materials, work-in-process and supplies	$4,515	$4,057
Finished products	8,644	7,223
Total inventories at FIFO	13,159	11,280
Less: LIFO adjustment	(1,043)	(1,009)
Total inventories	$12,116	$10,271

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

Item 1. Financial Statements (Continued)

NOTE 8. GOODWILL AND OTHER INTANGIBLES (Continued)

Changes in the carrying amount of goodwill are as follows (in millions):

	Goodwill, Dec. 31, 2005	Goodwill Acquired	Goodwill Impaired	Exchange Translation/ Other	Goodwill, June 30, 2006
Automotive Sector:
Ford North America	$202	$4	$—	$—	$206
Ford South America	—	—	—	—	—
Ford Europe	31	—	—	2	33
PAG	4,875	—	—	385	5,260
Ford Asia Pacific and Africa	—	—	—	—	—
Total Automotive Sector	5,108	4	—	387	5,499
Financial Services Sector:
Ford Credit	17	—	—	1	18
Total Financial Services Sector	17	—	—	1	18
Total	$5,125	$4	$—	$388	$5,517

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

Item 1. Financial Statements (Continued)

NOTE 9. VARIABLE INTEREST ENTITIES (Continued)

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

NOTE 11. AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

The calculation of diluted income per share of Common and Class B Stock takes into account the effect of obligations, such as stock options and convertible securities, considered to be potentially dilutive. Basic and diluted income/(loss) per share were calculated using the following (in millions):

	Second Quarter			First Half
	2006		2005	2006		2005
Basic and Diluted Income/(Loss)
Basic income/(loss) from continuing operations	$(319)		$1,212	$(1,742)		$2,052
Effect of dilutive convertible preferred securities	—	(a)	54	—	(a)	107
Diluted income/(loss) from continuing operations	$(319)		$1,266	$(1,742)		$2,159

Basic and Diluted Shares
Average shares outstanding	1,876		1,842	1,870		1,836
Restricted and uncommitted-ESOP shares	(1)		(3)	(2)		(3)
Basic shares	1,875		1,839	1,868		1,833
Net dilutive options and restricted and uncommitted-ESOP shares	—	(b)	8	—	(b)	12
Dilutive convertible preferred securities	—	(a)	282	—	(a)	282
Diluted shares	1,875		2,129	1,868		2,127
__________
Not included in calculation of diluted earnings per share due to their antidilutive effect:
(a)	282 million shares and the related income effect for convertible preferred securities.
(b)	4 million and 5 million contingently issuable shares for second quarter 2006 and first half 2006, respectively.

Item 1. Financial Statements (Continued)

NOTE 12. COMPREHENSIVE INCOME/(LOSS)

Total comprehensive income/(loss) is summarized as follows (in millions):

	Second Quarter		First Half
	2006	2005	2006	2005
Net income/(loss)	$(317)	$1,215	$(1,740)	$2,090
Other comprehensive income/(loss)
Foreign currency translation	1,289	(1,880)	1,467	(2,959)
Minimum pension liability	1,180	53	1,146	101
Net income/(loss) on derivative instruments	426	(690)	680	(963)
Net holding gain/(loss)	(4)	27	(16)	(12)
Total other comprehensive income/(loss)	2,891	(2,490)	3,277	(3,833)
Total comprehensive income/(loss)	$2,574	$(1,275)	$1,537	$(1,743)

NOTE 13. RETIREMENT BENEFITS

Pension, postretirement health care and life insurance benefit expense is summarized as follows (in millions):

	Second Quarter
	Pension Benefits				Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance
	2006	2005	2006	2005	2006	2005
Service cost	$176	$185	$171	$160	$198	$178
Interest cost	595	600	341	356	548	551
Expected return on assets	(841)	(846)	(396)	(417)	(129)	(126)
Amortization of:
Prior service costs	115	126	30	31	(160)	(54)
(Gains)/losses and other	35	25	138	80	229	223
Separation programs	5	20	18	16	—	—
Loss from curtailment	489	—	—	—	2	—
Costs allocated to Visteon	—	(28)	—	—	1	(81)
Net expense/(income)	$574	$82	$302	$226	$689	$691

	First Half
	Pension Benefits				Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance
	2006	2005	2006	2005	2006	2005
Service cost	$354	$369	$342	$326	$377	$356
Interest cost	1,189	1,198	678	724	1,095	1,102
Expected return on assets	(1,676)	(1,669)	(795)	(836)	(258)	(248)
Amortization of:
Prior service costs	233	252	60	62	(320)	(108)
(Gains)/losses and other	59	51	269	172	458	447
Separation programs	20	25	34	17	—	—
Loss from curtailment	903	—	—	—	2	—
Costs allocated to Visteon	—	(56)	—	—	2	(162)
Net expense/(income)	$1,082	$170	$588	$465	$1,356	$1,387

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

Item 1. Financial Statements (Continued)

NOTE 13. RETIREMENT BENEFITS (Continued)

At June 30, 2006, our retiree VEBA contained $6.2 billion, invested on a long-term basis consistent with our pension asset investments. We plan to change our investment strategy for this VEBA to invest $3 billion in shorter-duration fixed income investments to facilitate the payment of retiree benefits. Consistent with our standard practice, we will include in Automotive gross cash the amounts invested in shorter-duration fixed income investments that are able to be used within the next 18 months to pay for retiree benefits. Our plan for the balance of 2006 is to use between $500 million and $1 billion of these shorter-duration fixed income investments to pay retiree benefits.  As a result of these changes, effective September 30, 2006 our expected return assumption applicable to the trust assets invested in shorter-duration fixed income investments and those invested on a long-term basis consistent with our pension asset investments will be 5.5% and 8.5%, respectively.

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

NOTE 14. GUARANTEES (Continued)

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

	First Half
	2006	2005
Beginning balance	$6,243	$5,814
Payments made during the period	(2,060)	(1,965)
Changes in accrual related to warranties issued during the period	1,947	1,973
Changes in accrual related to pre-existing warranties	132	354
Foreign currency translation and other	121	(177)
Ending balance	$6,383	$5,999

Extended Service Plans: Fees or premiums for the issuance of extended service plans are recognized in income over the contract period in proportion to the costs expected to be incurred in performing services under the contract.

NOTE 15. SEGMENT INFORMATION

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

Item 1. Financial Statements (Continued)

NOTE 15. SEGMENT INFORMATION (Continued)

(In Millions)
	Automotive Sector
	Ford North America	Ford South America	Total The Americas	Ford Europe	PAG	Ford Asia Pacific & Africa/Mazda	Total International	Other	Total
SECOND QUARTER 2006
Revenues
External customer	$19,171	$1,289	$20,460	$7,526	$7,768	$2,073	$17,367	$—	$37,827
Intersegment	159	—	159	234	46	(56)	224	—	383
Income
Income/(loss) before income taxes	(1,264)	99	(1,165)	171	(180)	173	164	(85)	(1,086)

SECOND QUARTER 2005
Revenues
External customer	$19,960	$1,042	$21,002	$7,887	$7,879	$1,940	$17,706	$—	$38,708
Intersegment	1,293	—	1,293	444	175	48	667	—	1,960
Income
Income/(loss) before income taxes	(1,150)	91	(1,059)	61	(41)	107	127	398	(534)

	Financial Services Sector (a)					Total Company

	Ford Credit	Hertz (b)	Other	Elims	Total	Elims (c)	Total
SECOND QUARTER 2006
Revenues
External customer	$3,998	$—	$69	$—	$4,067	$—	$41,894
Intersegment	155	—	8	(1)	162	(545)	—
Income
Income/(loss) before income taxes	435	—	(10)	—	425	—	(661)

SECOND QUARTER 2005
Revenues
External customer	$4,544	$1,867	$47	$—	$6,458	$—	$45,166
Intersegment	166	5	11	(5)	177	(2,137)	—
Income
Income/(loss) before income taxes	1,557	153	(18)	—	1,692	—	1,158
__________
(a)	Financial Services sector’s interest income is recorded as Revenues.
(b)	We sold 100% of our interest in Hertz during the fourth quarter of 2005.
(c)	Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 15. SEGMENT INFORMATION (Continued)

(In Millions)
	Automotive Sector
	Ford North America	Ford South America	Total The Americas	Ford Europe	PAG	Ford Asia Pacific & Africa/Mazda	Total International	Other	Total
FIRST HALF 2006
Revenues
External customer	$38,940	$2,451	$41,391	$14,300	$14,893	$4,216	$33,409	$—	$74,800
Intersegment	411	—	411	524	114	4	642	—	1,053
Income
Income/(loss) before income taxes	(4,222)	247	(3,975)	227	(31)	220	416	(247)	(3,806)
Total assets at June 30									120,570

FIRST HALF 2005
Revenues
External customer	$41,143	$1,908	$43,051	$15,582	$15,514	$3,975	$35,071	$—	$78,122
Intersegment	2,388	—	2,388	1,079	378	65	1,522	—	3,910
Income
Income/(loss) before income taxes	(570)	170	(400)	131	(89)	204	246	136	(18)
Total assets at June 30									111,066

	Financial Services Sector (a)					Total Company

	Ford Credit	Hertz (b)	Other	Elims	Total	Elims (c)	Total
FIRST HALF 2006
Revenues
External customer	$7,763	$—	$132	$—	$7,895	$—	$82,695
Intersegment	312	—	16	(3)	325	(1,378)	—
Income
Income/(loss) before income taxes	817	—	(17)	—	800	—	(3,006)
Total assets at June 30	162,266	—	10,344	(9,417)	163,193	(759)	283,004

FIRST HALF 2005
Revenues
External customer	$8,320	$3,511	$108	$—	$11,939	$—	$90,061
Intersegment	312	9	13	(8)	326	(4,236)	—
Income
Income/(loss) before income taxes	2,048	186	(36)	—	2,198	—	2,180
Total assets at June 30	156,957	16,080	12,495	(11,787)	173,745	(1,655)	283,156
__________
(a)	Financial Services sector’s interest income is recorded as Revenues.
(b)	We sold 100% of our interest in Hertz during the fourth quarter of 2005.
(c)	Includes intersector transactions occurring in the ordinary course of business

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of June 30, 2006, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2006 and 2005, and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2 of the Notes to the Financial Statements, the Company restated its consolidated financial statements and sector financial information for the three-month and six-month periods ended June 30, 2006 and 2005.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Detroit, Michigan
August 4, 2006, except for the effect of the restatement described in Note 2 of the Notes to the Financial Statements, as to which the date is November 17, 2006

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The discussion below reflects the impact of our restatement as described in Note 2 of the Notes to the Financial Statements.

SECOND QUARTER RESULTS OF OPERATIONS

With these changes, our worldwide net loss was $317 million or $0.17 per share of Common and Class B stock in the second quarter of 2006, down from a profit of $1.2 billion or $0.60 per share in the second quarter of 2005.

Results by business sector for the second quarter of 2006 and 2005 are shown below (in millions):

	Restated
	Second Quarter
	2006	2005	2006 Over/ (Under) 2005
Income/(loss) before income taxes
Automotive sector	$(1,086)	$(534)	$(552)
Financial Services sector	425	1,692	(1,267)
Total	(661)	1,158	(1,819)
Provision for/(benefit from) income taxes	(361)	(138)	(223)
Minority interests in net income/(loss) of subsidiaries *	19	84	(65)
Income/(loss) from continuing operations	(319)	1,212	(1,531)
Income/(loss) from discontinued operations	2	3	(1)
Net income/(loss)	$(317)	$1,215	$(1,532)
______________
*	Primarily related to Ford Europe's consolidated less-than-100%-owned affiliates; the decrease primarily reflected the impact on deferred tax balances of tax law changes in the country of Turkey.

Included in Income/(loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”). The following table details the second quarter 2006 and 2005 special items by segment or business unit (in millions):

	Restated
	Second Quarter
	2006	2005
Ford North America
Jobs Bank Benefits and voluntary termination charges (primarily related to the Way Forward plan)	$146	$—
Pension curtailment charges	(489)	—
Additional personnel-reduction programs	(139)	(63)
Visteon-related charges (primarily valuation allowance against employee-related receivables)	—	(318)
Fuel-cell technology charges	—	(11)
Tax adjustments (result of law changes related to non-income taxes)	—	85
Total Ford North America	(482)	(307)
Ford Europe
Personnel-reduction programs	(14)	—
PAG
Personnel-reduction programs	(18)	(33)
Ford Asia Pacific and Africa/Mazda
Mazda pension transfer	137	—
Divestiture of non-core businesses	—	14
Total	$(377)	$(326)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

AUTOMOTIVE SECTOR

Details by Automotive segment or business unit of Income/(loss) before income taxes for the second quarter of 2006 and 2005 are shown below (in millions):

	Restated
	Second Quarter
	2006	2005	2006 Over/ (Under) 2005
The Americas Operations
Ford North America	$(1,264)	$(1,150)	$(114)
Ford South America	99	91	8
Total The Americas Operations	(1,165)	(1,059)	(106)

International Operations
Ford Europe	171	61	110
PAG	(180)	(41)	(139)
Subtotal Ford Europe and PAG	(9)	20	(29)

Ford Asia Pacific and Africa	4	50	(46)
Mazda and Associated Operations	169	57	112
Subtotal Ford Asia Pacific and Africa/Mazda	173	107	66
Total International Operations	164	127	37

Other Automotive	(85)	398	(483)
Total	$(1,086)	$(534)	$(552)

Details by Automotive segment or business unit of sales and vehicle unit sales for the second quarter of 2006 and 2005 are shown below:

	Restated
	Second Quarter
	Sales (in billions)				Vehicle Unit Sales (a) (in thousands)
	2006	2005	2006 Over/(Under) 2005		2006	2005	2006 Over/(Under) 2005
The Americas Operations
Ford North America	$19.1	$19.9	$(0.8)	(4)%	834	862	(28)	(3)%
Ford South America	1.3	1.0	0.3	24	90	85	5	6
Total The Americas Operations	20.4	20.9	(0.5)	(2)	924	947	(23)	(2)

International Operations
Ford Europe	7.5	7.9	(0.4)	(5)	459	454	5	1
PAG	7.8	7.9	(0.1)	(1)	194	202	(8)	(4)
Subtotal Ford Europe and PAG	15.3	15.8	(0.5)	(3)	653	656	(3)	—

Ford Asia Pacific and Africa (b)	1.8	2.0	(0.2)	(7)	138	115	23	20
Mazda and Associated Operations (c)	0.3	—	0.3	—	17	—	17	—
Subtotal Ford Asia Pacific and Africa/Mazda	2.1	2.0	0.1	—	155	115	40	35
Total International Operations	17.4	17.8	(0.4)	(2)	808	771	37	5
Total	$37.8	$38.7	$(0.9)	(2)%	1,732	1,718	14	1%
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Details of Automotive sector market share for selected markets for the second quarter of 2006 and 2005, along with the level of dealer stocks as of June 30, 2006 and 2005, are shown below:

	Second Quarter Market Share				Dealer-Owned Stocks (a) (in thousands)
Market	2006	2005	2006 Over/(Under) 2005		June 30,2006	June 30,2005	2006 Over/(Under) 2005

U.S. (b)	16.7%	16.7%	—	pts.	795	851	(56)
South America (b) (c)	11.2	11.6	(0.4)		39	34	5
Europe (b) (d)	8.3	8.4	(0.1)		305	347	(42)
PAG -- U.S./Europe (d)	1.0/ 2.2	1.1/ 2.3	(0.1)/(0.1)		42/60	47/67	(5)/(7)
Asia Pacific and Africa (b) (e) (f)	2.4	2.3	0.1		59	47	12
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily U.S.), Lincoln and Mercury brands.
(c)	South America 2006 market share is based on estimated vehicle retail sales for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	European 2006 market share is based, in part, on estimated vehicle registrations for our 19 major European markets.
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

Overall Automotive Sector

The decline in earnings primarily reflected unfavorable net interest income primarily related to the non-recurrence of favorable tax-related interest on refund claims and adjustments to tax-related interest reserves (about $500 million), unfavorable currency exchange primarily due to the expiration of favorable hedges (about $300 million), unfavorable volume and mix - mainly product mix, with the impact of lower industry volume offset primarily by the favorable impact of a higher year-over-year change in dealer stocks (about $300 million), and higher marketing incentives in North America (about $200 million). These adverse factors were offset partially by favorable cost changes (about $700 million). See "First Half Results of Operations - Automotive Sector" for a discussion of cost changes.

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

Ford South America Segment. The increase in earnings primarily reflected favorable net pricing and higher industry volume, offset partially by unfavorable cost changes. Cost changes reflected higher net product costs, advertising and sales promotions costs, and manufacturing and engineering costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

International Operations

Ford Europe Segment. The increase in earnings primarily reflected favorable cost changes and favorable net pricing, offset partially by unfavorable market mix, and unfavorable currency exchange. The favorable cost changes reflected improvements in manufacturing and engineering costs and net product costs.

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

FINANCIAL SERVICES SECTOR

Details of Financial Services sector Revenues and Income/(loss) before income taxes for the second quarter of 2006 and 2005 are shown below:

	Restated
	Second Quarter
	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2006	2005	2006 Over/(Under) 2005	2006	2005	2006 Over/(Under) 2005

Ford Credit	$4.0	$4.5	$(0.5)	$435	$1,557	$(1,122)
Other Financial Services	0.1	0.1	—	(10)	(18)	8
Hertz	—	1.9	(1.9)	—	153	(153)
Total	$4.1	$6.5	$(2.4)	$425	$1,692	$(1,267)

We sold Hertz during the fourth quarter of 2005 resulting in declines in Revenues and Income/(loss) before income taxes during 2006.

Ford Credit

The decrease in earnings primarily reflected market valuations primarily related to non-designated derivatives, higher borrowing costs, the impact of lower average receivables in Ford Credit's managed portfolio, higher depreciation expense and lower credit loss reserve reductions.

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

Shown below is Ford Credit's allowance for credit losses related to finance receivables and operating leases for the periods specified:

	June 30, 2006		December 31, 2005		2006 Over/(Under) 2005

Allowance for credit losses (in billions)	$1.4		$1.6		$(0.2)
Allowance as a percentage of end-of-period receivables	0.9	9%	1.1	9%	(0.2	0)	pts.

The decrease in allowance for credit losses from year-end 2005 primarily reflected improved charge-off performance.

Other Financial Services

The improvement in earnings primarily reflected the non-recurrence of a loss on a property sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

FIRST HALF RESULTS OF OPERATIONS

Our worldwide net loss was $1.7 billion or $0.93 per share of Common and Class B stock in the first half of 2006, down from a profit of $2.1 billion or $1.03 per share in the first half of 2005.

Results by business sector for the first half of 2006 and 2005 are shown below (in millions):

	Restated
	First Half
	2006	2005	2006 Over/ (Under) 2005
Income/(loss) before income taxes
Automotive sector	$(3,806)	$(18)	$(3,788)
Financial Services sector	800	2,198	(1,398)
Total	(3,006)	2,180	(5,186)
Provision for/(benefit from) income taxes	(1,342)	(14)	(1,328)
Minority interests in net income/(loss) of subsidiaries *	78	142	(64)
Income/(loss) from continuing operations	(1,742)	2,052	(3,794)
Income/(loss) from discontinued operations	2	38	(36)
Net income/(loss)	$(1,740)	$2,090	$(3,830)
________
*	Primarily related to Ford Europe's consolidated less-than-100%-owned affiliates; the decrease primarily reflected the impact on deferred tax balances of tax law changes in the country of Turkey.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

AUTOMOTIVE SECTOR

Details by Automotive segment or business unit of Income/(loss) before income taxes for the first half of 2006 and 2005 are shown below (in millions):

	Restated
	First Half
	2006	2005	2006 Over/(Under) 2005
The Americas Operations
Ford North America	$(4,222)	$(570)	$(3,652)
Ford South America	247	170	77
Total The Americas Operations	(3,975)	(400)	(3,575)

International Operations
Ford Europe	227	131	96
PAG	(31)	(89)	58
Subtotal Ford Europe and PAG	196	42	154

Ford Asia Pacific and Africa	6	93	(87)
Mazda and Associated Operations	214	111	103
Subtotal Ford Asia Pacific and Africa/Mazda	220	204	16
Total International Operations	416	246	170

Other Automotive	(247)	136	(383)
Total	$(3,806)	$(18)	$(3,788)

Details by Automotive segment or business unit of sales and vehicle unit sales for the first half of 2006 and 2005 are shown below:

	Restated
	First Half
	Sales (in billions)				Vehicle Unit Sales (a) (in thousands)
	2006	2005	2006 Over/(Under) 2005		2006	2005	2006 Over/(Under) 2005
The Americas Operations
Ford North America	$38.9	$41.1	$(2.2)	(5)%	1,697	1,760	(63)	(4)%
Ford South America	2.5	1.9	0.6	28	174	158	16	10
Total The Americas Operations	41.4	43.0	(1.6)	(4)	1,871	1,918	(47)	(2)

International Operations
Ford Europe	14.3	15.6	(1.3)	(8)	893	899	(6)	(1)
PAG	14.9	15.5	(0.6)	(4)	377	390	(13)	(3)
Subtotal Ford Europe and PAG	29.2	31.1	(1.9)	(6)	1,270	1,289	(19)	(1)

Ford Asia Pacific and Africa (b)	3.5	4.0	(0.5)	(11)	272	227	45	20
Mazda and Associated Operations (c)	0.7	—	0.7	—	41	—	41	—
Subtotal Ford Asia Pacific and Africa/Mazda	4.2	4.0	0.2	6	313	227	86	38
Total International Operations	33.4	35.1	(1.7)	(5)	1,583	1,516	67	4
Total	$74.8	$78.1	$(3.3)	(4)%	3,454	3,434	20	1%
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Details of Automotive sector market share for selected markets for the first half of 2006 and 2005, along with the level of dealer stocks as of June 30, 2006 and 2005, are shown below:

	First Half Market Share				Dealer-Owned Stocks (a) (in thousands)
Market	2006	2005	2006 Over/(Under) 2005		June 30, 2006	June 30, 2005	2006 Over/(Under) 2005

U.S. (b)	16.9%	17.2%	(0.3)	pts.	795	851	(56)
South America (b) (c)	11.6	12.0	(0.4)		39	34	5
Europe (b) (d)	8.6	8.7	(0.1)		305	347	(42)
PAG -- U.S./Europe (d)	1.1/2.2	1.2/2.3	(0.1)/(0.1)		42/60	47/67	(5)/(7)
Asia Pacific and Africa (b) (e) (f)	2.4	2.3	0.1		59	47	12
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily U.S.), Lincoln and Mercury brands.
(c)	South America 2006 market share is based on estimated vehicle retail sales for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	European 2006 market share is based, in part, on estimated vehicle registrations for our 19 major European markets.
(e)
Asia Pacific and Africa 2006 market share is based on estimated vehicle retail sales for our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand, and Vietnam).

(f)	Dealer-owned stocks for Asia Pacific and Africa include primarily Ford-brand vehicles as well as some units distributed for other manufacturers.

Overall Automotive Sector

The decline in earnings primarily reflected Jobs Bank Benefits and voluntary termination charges (about $1.6 billion), pension curtailment charges (about $900 million), unfavorable net pricing (about $600 million), lower market share and adverse product mix in North America and Europe (about $500 million), unfavorable currency exchange primarily due to the expiration of favorable hedges (about $400 million), unfavorable net interest income primarily related to the non-recurrence of favorable tax-related interest on refund claims and adjustments to tax-related interest reserves (about $400 million), costs of U.S. plant idlings - primarily fixed-asset write-offs (about $300 million), and other net expenses including those associated with ACH (about $100 million). These adverse factors were offset partially by favorable cost changes (about $700 million) and the non-recurrence of Visteon-related charges - primarily valuation allowance against employee-related receivables (about $300 million).

The decline in revenues primarily reflected unfavorable changes in currency exchange rates for International Operations, lower vehicle unit sales volume in North America, unfavorable product mix, and unfavorable net pricing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

The table below details our first half cost changes at constant volume, mix and exchange, excluding special items and discontinued operations (in billions):

		Restated
Explanation of Cost Changes		2006 Better/(Worse) Than 2005
Manufacturing and engineering	Primarily hourly and salaried personnel reductions and ongoing efficiencies in our plants, partially offset by charges associated with fixed-asset retirements.	$0.5
Net product	Pricing reductions from our suppliers and design cost reductions on existing products, offset partially by commodity price increases.	0.5
Overhead	Primarily lower selling and administrative costs.	0.2
Quality-related	Primarily non-recurrence of favorable adjustments in 2005 related to reserves for additional service actions.	(0.2)
Advertising & Sales Promotions	Primarily increased advertising costs reflecting plans to strengthen the image of our brands and improve the awareness of the new products being introduced.	(0.1)
Depreciation and amortization	Acceleration of depreciation resulting from ongoing improvement plans inclusive of the announced future facility idlings, offset partially by the favorable impact of the change in special tooling amortization method and the favorable impact of the impairment charge taken in fourth quarter of 2005 for long-lived assets of Jaguar/Land Rover operations.	(0.1)
Total		$0.8

The Americas Operations

Ford North America Segment. The decline in earnings primarily reflected Jobs Bank Benefits and voluntary termination charges (see Note 5 of the Notes to the Financial Statements for additional discussion of Jobs Bank Benefits and voluntary termination charges), pension curtailment charges, unfavorable volume and mix, unfavorable net pricing, costs of U.S. plant idlings (primarily fixed-asset write-offs), and unfavorable currency exchange, offset partially by favorable cost changes, primarily in net product costs.

Ford South America Segment. The increase in earnings primarily reflected favorable net pricing and higher vehicle unit sales reflecting higher industry sales volume, offset partially by unfavorable cost changes. The unfavorable cost changes primarily reflected unfavorable net product costs and unfavorable manufacturing and engineering costs.

International Operations

Ford Europe Segment. The increase in earnings primarily reflected favorable cost changes, offset partially by unfavorable volume and mix, and unfavorable net pricing. The favorable cost changes primarily reflected lower net product costs and manufacturing and engineering costs.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Other Automotive

The decline in results primarily reflected the non-recurrence of favorable tax-related interest on refund claims and adjustments to tax-related interest reserves, offset partially by higher returns on invested cash.

FINANCIAL SERVICES SECTOR

Details of Financial Services sector Revenues and Income/(loss) before income taxes for the first half of 2006 and 2005 are shown below:

	Restated
	First Half
	Revenues (in billions)			Income/(Loss) Before Income Taxes (in millions)
	2006	2005	2006 Over/(Under) 2005	2006	2005	2006 Over/(Under) 2005

Ford Credit	$7.8	$8.3	$(0.5)	$817	$2,048	$(1,231)
Other Financial Services	0.1	0.1	—	(17)	(36)	19
Hertz	—	3.5	(3.5)	—	186	(186)
Total	$7.9	$11.9	$(4.0)	$800	$2,198	$(1,398)

We sold Hertz during the fourth quarter of 2005 resulting in declines in Revenues and Income/(loss) before income taxes during 2006.

Ford Credit

The decrease in earnings primarily reflected higher borrowing costs, market valuations primarily related to non-designated derivatives, the impact of lower average receivables in Ford Credit's managed portfolio and higher depreciation expense.

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

Changes in Automotive gross cash for the second quarter and first half of 2006 and 2005 are summarized below (in billions):

	Restated
	Second Quarter		First Half
	2006	2005	2006	2005
Gross cash at end of period	$23.6	$21.8	$23.6	$21.8
Gross cash at beginning of period	23.7	22.9	25.1	23.6
Total change in gross cash	$(0.1)	$(1.1)	$(1.5)	$(1.8)

Operating-related cash flows
Automotive income/(loss) before income taxes	$(1.1)	$(0.5)	$(3.8)	$0.0
Special items	0.4	0.3	2.9	0.4
Capital expenditures	(1.6)	(1.9)	(3.4)	(3.3)
Depreciation and special tools amortization	1.8	1.7	3.6	3.5
Changes in receivables, inventories and trade payables	(0.2)	(0.7)	(0.8)	(0.2)
Other (a)	0.9	0.9	1.0	0.3
Total operating-related cash flows	0.2	(0.2)	(0.5)	0.7

Other changes in cash
Contributions to funded pension plans/long-term VEBA	(0.2)	(1.1)	(0.5)	(2.5)
Cash impact of personnel-reduction programs and Jobs Bank Benefits accrual	(0.3)	(0.1)	(0.7)	(0.1)
Capital transactions with Financial Services sector (b)	0.4	0.7	0.6	1.1
Dividends paid to shareholders	(0.2)	(0.2)	(0.4)	(0.4)
Changes in total Automotive sector debt	0.0	0.0	(0.1)	(0.4)
Other	0.0	(0.2)	0.1	(0.2)
Total change in gross cash	$(0.1)	$(1.1)	$(1.5)	$(1.8)
__________
(a)	Primarily expense and payment timing differences for items such as marketing, warranty, pension and OPEB.
(b)	Primarily dividends received from Ford Credit, excluding proceeds from Financial Services sector divestitures paid to the Automotive sector.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Shown in the table below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above), for the second quarter of 2006 and 2005 (in billions):

	Restated
	Second Quarter		First Half
	2006	2005	2006	2005
Net cash flows from operating activities of continuing operations	$5.9	$3.3	$5.3	$5.1
Items included in operating-related cash flows
Capital expenditures	(1.6)	(1.9)	(3.4)	(3.3)
Net transactions between Automotive and Financial Services sector (a)	(0.3)	0.4	(0.5)	(0.4)
Items not included in operating-related cash flows
Cash impact of Jobs Bank Benefits and separation programs	0.3	0.1	0.7	0.1
Net (sales)/purchases of trading securities	(3.1)	(1.7)	(1.7)	(1.1)
Pension and long-term VEBA contributions	0.2	1.1	0.5	2.5
Other (b)	(1.2)	(1.5)	(1.4)	(2.2)
Operating-related cash flows	$0.2	$(0.2)	$(0.5)	$0.7
__________
(a)	Primarily payables and receivables between the sectors in the normal course of business.
(b)	Primarily the exclusion of cash flow from short-term VEBA contribution/(drawdown).

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

Financial Services Sector

Ford Credit

Debt and Cash. Ford Credit’s total debt plus securitized off-balance sheet funding was $146.7 billion at June 30, 2006, down $3.3 billion compared with year-end 2005, primarily reflecting repayment of maturing debt.

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

The following table illustrates the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	Restated
	June 30, 2006	December 31, 2005

Total debt	$133.2	$133.4
Total stockholder’s equity	11.7	11.4
Debt-to-equity ratio (to 1)	11.4	11.7

The following table illustrates the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	Restated
	June 30, 2006	December 31, 2005

Total debt	$133.2	$133.4
Securitized off-balance sheet receivables outstanding	14.6	18.0
Retained interest in securitized off-balance sheet receivables	(1.1)	(1.4)
Adjustments for cash and cash equivalents, and marketable securities *	(16.0)	(17.9)
Fair value hedge accounting adjustments	(0.2)	(0.5)
Total adjusted debt	$130.5	$131.6

Total stockholder’s equity (including minority interest)	$11.7	$11.4
Fair value hedge accounting adjustments	(0.4)	(0.7)
Total adjusted equity	$11.3	$10.7

Managed debt-to-equity ratio (to 1)	11.5	12.3
__________
*	Excluding marketable securities related to insurance activities.

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

Total Company

Stockholders' Equity. Our stockholders' equity was $14.8 billion at June 30, 2006, up $1.3 billion compared with December 31, 2005. The increase primarily reflected favorable changes in Accumulated other comprehensive income/(loss) ("OCI") (see Note 12 of the Notes to the Financial Statements for details of OCI), offset partially by Net income/(loss) from the first half of 2006.

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

The following chart summarizes our present senior long-term unsecured and short-term credit ratings and the outlook assigned by four of the nationally recognized statistical rating organizations:

	Ford			Ford Credit
	Long Term	Short Term	Outlook/Trend	Long Term	Short Term	Outlook/Trend
DBRS	B (high)	R-3 (middle)	Negative	BB (low)	R-3 (high)	Negative
Fitch	BB-	B	Negative	BB	B	Negative
Moody's	B2	NP	Negative	Ba3	NP	Negative
S&P*	B+	B-2	Negative	B+	B-2	Negative
_______
*	S&P maintained FCE's long-term rating at BB-.

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

See Note 13 of the Notes to the Financial Statements for a discussion of changes to our retiree VEBA.

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

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken in tax returns. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are assessing the potential impact on our financial condition and results of operations. In addition, we have not yet adopted SFAS Nos. 155 and 156 as previously discussed in our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Second Quarter 2006 Form 10-Q/A Report has not been audited by PricewaterhouseCoopers LLP ("PwC"). In reviewing such information, PwC has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PwC is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information, because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PwC within the meaning of Sections 7 and 11 of the Securities Act of 1933.

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

Ford Credit's interest rate risk also increased since December 31, 2005. Assuming a hypothetical increase in interest rates of 100 basis points (or 1%) across all maturities, we estimate that such an increase at June 30, 2006 would reduce Ford Credit's pre-tax cash flow by approximately $78 million over the next twelve months, compared with $40 million at December 31, 2005. In reality, rate changes are rarely instantaneous or parallel.

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

Alan Mulally, our Chief Executive Officer ("CEO"), and Donat R. Leclair, Jr., our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2006, and, solely as a result of the existence at that time of the material weakness in internal control over financial reporting described above, each has concluded that our disclosure controls and procedures were ineffective.

In connection with the filing of this Second Quarter 2006 Form 10-Q/A Report, under the direction of our CEO and CFO, we have again evaluated the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Exchange Act, and have concluded that, including the remedial actions described in our 2005 Form 10-K/A Report, as of the date of filing our Second Quarter 2006 Form 10-Q/A Report our disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings.

Environmental Matters.

St. Louis Assembly Plant Enforcement Action (previously reported on page 26 of our 2005 Form 10-K/A Report). In 2005, the Department of Justice advised us that the Environmental Protection Agency ("EPA") had referred to it for civil enforcement a matter regarding refrigerants used in several types of process equipment at our St. Louis Assembly Plant. The referral was based on the EPA's belief that the plant did not comply with all of the Clean Air Act’s recordkeeping, testing, and repair requirements related to equipment with regulated refrigerants. Although we believe that we have fully complied with all applicable requirements, we have agreed to pay a civil penalty of $125,000 to resolve this matter.

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

ITEM 4. Submission of Matters to a Vote of Security-Holders.

On May 11, 2006, the 2006 Annual Meeting of Shareholders of the Company was held. The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

ITEM 4. Submission of Matters to a Vote of Security-Holders. (continued)

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

ITEM 5. Other Information.

Governmental Standards - Motor Vehicle Fuel Economy

As previously discussed on page 13 of our 2005 Form 10-K/A Report, a group of petitioners led by Massachusetts and other states has sought review by the U.S. Supreme Court of a decision by the U.S. Court of Appeals for the District of Columbia Circuit upholding the Environmental Protection Agency's decision not to regulate carbon dioxide emissions from motor vehicles under the federal Clean Air Act. The Supreme Court has now agreed to review the appellate court's ruling, and has set a briefing schedule that spans the late summer and fall of 2006. No date for oral argument has been set, but a decision in the case is expected by late June 2007. The Alliance of Automobile Manufacturers ("Alliance"), of which we are a member, is an intervenor in the case and will participate in the briefing to support the Environmental Protection Agency's decision. Separately, the Alliance has also intervened in a Pennsylvania citizens' suit in opposition to an effort to compel the state of Pennsylvania to adopt California motor vehicle standards.

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

FORD MOTOR COMPANY
(Registrant)

Date	November 17, 2006	By:	/s/ Peter J. Daniel
Peter J. Daniel
Senior Vice President and Controller

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 10.1	Description of Retirement Arrangement for James J. Padilla	Filed with our Current Report on Form 8-K dated May 10, 2006

Exhibit 10.2	Agreement between Ford Motor Company and James J. Padilla dated April 7, 2006	Filed with this Report

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated November 17, 2006, relating to Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report