Form 10-K
period 2006-12-31
FORD MOTOR CO
filed 2007-02-28
CIK 37996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 1-3950
Ford Motor Company
(Exact name of Registrant as specified in its charter)

Delaware (State of incorporation)	38-0549190 (I.R.S. employer identification no.)

One American Road, Dearborn, Michigan (Address of principal executive offices)	48126 (Zip code)
313-322-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered (a)

Common Stock, par value $.01 per share	New York Stock Exchange

7.50% Notes Due June 10, 2043	New York Stock Exchange

Ford Motor Company Capital Trust II	New York Stock Exchange
6.50% Cumulative Convertible Trust Preferred
Securities, liquidation preference $50 per share

(a)	In addition, shares of Common Stock of Ford are listed on certain stock exchanges in Europe.
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes☑ No☐
Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act.
Yes☐ No☑
Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “ accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     As of June 30, 2006, Ford had outstanding 1,809,771,835 shares of Common Stock and 70,852,076 shares of Class B Stock. Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($6.30 per share), the aggregate market value of such Common Stock was $11,401,562,561. Although there is no quoted market for our Class B Stock, shares of Class B Stock may be converted at any time into an equal number of shares of Common Stock for the purpose of effecting the sale or other disposition of such shares of Common Stock. The shares of Common Stock and Class B Stock outstanding at June 30, 2006 included shares owned by persons who may be deemed to be “affiliates” of Ford. We do not believe, however, that any such person should be considered to be an affiliate. For information concerning ownership of outstanding Common Stock and Class B Stock, see the Proxy Statement for Ford’s Annual Meeting of Stockholders currently scheduled to be held on May 10, 2007 (our “Proxy Statement”), which is incorporated by reference under various Items of this Report as indicated below.
     As of February 12, 2007, Ford had outstanding 1,821,686,422 shares of Common Stock and 70,852,076 shares of Class B Stock. Based on the New York Stock Exchange Composite Transaction closing price of the Common Stock on that date ($8.65 per share), the aggregate market value of such Common Stock was $15,757,587,550.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated

Proxy Statement*	Part III (Items 10, 11, 12, 13 and 14)

*	As stated under various Items of this Report, only certain specified portions of such document are incorporated by reference in this Report.

Exhibit Index begins on page 75

(continued)

EXHIBITS
Exhibit 3-B	By-Laws as amended through December 14, 2006
Exhibit 10-N-1	Amendments to Deferred Compensation Plan, effective as of December 1, 2006
Exhibit 10-O-1	Annual Incentive Compensation Plan Metrics for 2007
Exhibit 10-P-13	Form of Final Award Notification Letter for 2006 Performance-Based Restricted Stock Equivalents
Exhibit 10-P-14	Description of Performance-Based Restricted Stock Units for 2007
Exhibit 10-P-15	Form of Final Award Notification Letter for 2004-2006 Performance Period
Exhibit 10-P-16	Description of Time-Based Restricted Stock Units
Exhibit 10-R	Amended and Restated Agreement between Ford Motor Company and Ford Motor Credit Company dated as of December 12, 2006
Exhibit 10-U-1	Description of Settlement of Special 2006-2008 Senior Executive Retention Program
Exhibit 10-AA-1	Arrangement between Ford Motor Company and Mark Fields dated February 7, 2007
Exhibit 10-BB	Description of Company Practices regarding Club Memberships for Executives
Exhibit 10-CC-1	Description of Special Terms and Conditions for Stock Options Granted to Alan Mulally
Exhibit 10-CC-2	Description of President and CEO Compensation Arrangements
Exhibit 10-EE	Credit Agreement dated as of December 15, 2006
Exhibit 12	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Exhibit 21	List of Subsidiaries of Ford as of February 21, 2007
Exhibit 23	Consent of Independent Registered Public Accounting Firm
Exhibit 24	Powers of Attorney
Exhibit 31.1	Rule 15d-14(a) Certification of Chief Executive Officer
Exhibit 31.2	Rule 15d-14(a) Certification of Chief Financial Officer
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

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
     In addition to the information about Ford and its subsidiaries contained in this Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K Report” or “Report”), extensive information about our Company can be found throughout our website located at www.ford.com, including information about our management team, our brands and products, and our corporate governance principles.
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
     Upon accessing our website and clicking on the “Corporate Governance” link, viewers will see a list of corporate governance documents and may click on the desired document. In addition, printed versions of our Corporate Governance Principles, our Code of Ethics for Senior Financial Personnel, our Standards of Corporate Conduct and the Charters for each of our Board Committees may be obtained free of charge by writing to our Shareholder Relations Department, Ford Motor Company, One American Road, P.O. Box 1899, Dearborn, Michigan 48126-1899.
     In addition to the Company information discussed above that is provided on our website, all of our recent periodic report filings with the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are made available free of charge through our website. This includes recent Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those Reports. Also, recent Section 16 filings made with the SEC by the Company or any of its executive officers or directors with respect to our Common Stock are made available free of charge through our website. The periodic reports and amendments and the Section 16 filings are made available through our website as soon as reasonably practicable after such report or amendment is electronically filed with the SEC.
     To access our SEC reports or amendments or the Section 16 filings, log onto our website and click on the following link on each successive screen:
•	“Investor Information”

•	“Company Reports”

•	“U.S. S.E.C. EDGAR”

•	“Click here to continue on to view SEC Filings”
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
     Our Automotive and Financial Services segments are described in the table below:

Business Sector	Reportable Segments	Description
Automotive:	Ford North America	Primarily includes the sale of Ford, Lincoln and Mercury brand vehicles and related service parts in North America (the United States, Canada and Mexico), together with the associated costs to design, develop, manufacture and service these vehicles and parts.

	Ford South America	Primarily includes the sale of Ford-brand vehicles and related service parts in South America, together with the associated costs to design, develop, manufacture and service these vehicles and parts.

	Ford Europe	Primarily includes the sale of Ford-brand vehicles and related service parts in Europe, Turkey and Russia, together with the associated costs to design, develop, manufacture and service these vehicles and parts.

	Premier Automotive Group	Primarily includes the sale of Premier Automotive Group (“PAG”) brand vehicles (i.e., Volvo, Jaguar, Land Rover and Aston Martin) and related service parts throughout the world (including North and South America, Asia Pacific and Africa), together with the associated costs to design, develop, manufacture and service these vehicles and parts.

	Ford Asia Pacific and Africa/Mazda	Primarily includes the sale of Ford-brand vehicles and related service parts in the Asia Pacific region and South Africa, together with the associated costs to design, develop, manufacture and service these vehicles and parts, and our share of the results of Mazda Motor Corporation (of which we own approximately 33.4%) and certain of our Mazda-related investments.

Financial Services:	Ford Motor Credit Company	Primarily includes vehicle-related financing, leasing, and insurance.
     We provide financial information (such as revenues, income, and assets) for each of these business sectors and reportable segments in three areas of this Report: (1) “Item 6. Selected Financial Data,” (2) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and (3) Note 24 of the Notes to the Financial Statements located at the end of this Report. Financial information relating to certain geographic areas also is included in these Notes.

ITEM 1. Business (continued)
AUTOMOTIVE SECTOR
General
     We sell cars and trucks throughout the world. In 2006, we sold approximately 6,597,000 vehicles at wholesale throughout the world. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of wholesale unit volumes. Our vehicle brands include Ford, Mercury, Lincoln, Volvo, Land Rover, Jaguar and Aston Martin.
     Substantially all of our cars, trucks and parts are marketed through retail dealers in North America, and through distributors and dealers outside of North America, the substantial majority of which are independently owned. At December 31, 2006, the approximate number of dealers and distributors worldwide distributing our vehicle brands was as follows:

Number of Dealerships
Brand	at December 31, 2006*
Ford	9,480
Mercury	1,971
Lincoln	1,515
Volvo	2,352
Land Rover	1,376
Jaguar	871
Aston Martin	125

*	Because many of these dealerships distribute more than one of our brands from the same sales location, a single dealership may be counted under more than one brand.
     In addition to the products we sell to our dealers for retail sale, we also sell cars and trucks to our dealers for sale to fleet customers, including daily rental car companies, commercial fleet customers, leasing companies and governments. Sales to all of our fleet customers in the United States in the aggregate have represented between 23% and 31% of our total U.S. car and truck sales for the last five years. We do not depend on any single customer or small group of customers to the extent that the loss of such customer or group of customers would have a material adverse effect on our business.
     In addition to producing and selling cars and trucks, we also provide retail customers with a wide range of after-the-sale vehicle services and products through our dealer network and other channels, in areas such as maintenance and light repair, heavy repair, collision, vehicle accessories and extended service warranty. In North America, we market these products and services under several brands, including Genuine Ford and Lincoln-Mercury Parts and ServiceSM, Ford Extended Service PlanSM, and MotorcraftSM.
     The worldwide automotive industry, Ford included, is affected significantly by general economic conditions (among other factors) over which we have little control. This is especially so because vehicles are durable goods, which provide consumers latitude in determining whether and when to replace an existing vehicle. The decision whether and when to make a vehicle purchase may be affected significantly by slowing economic growth, geo-political events, and other factors (including the cost of purchasing and operating cars and trucks and the availability and cost of credit and fuel). Accordingly, the number of cars and trucks sold (commonly referred to as “industry demand”) may vary substantially from year to year. The automotive industry is also a highly competitive, cyclical business that has a wide and growing variety of product offerings from a growing number of increasingly global manufacturers.
     Our wholesale unit volumes vary with the level of total industry demand and our share of that industry demand. In the short term, our wholesale unit volumes also are influenced by the level of dealer inventory. Our share is influenced by how our products are perceived in comparison to those offered by other manufacturers based on many factors, including price, quality, styling, reliability, safety, functionality, and corporate reputation. Our share also is affected by the timing and frequency of new model introductions. Our ability to satisfy changing consumer preferences with respect to type or size of vehicle, as well as design and performance characteristics, impacts our sales and earnings significantly.

ITEM 1. Business (continued)
     The profitability of vehicle sales is affected by many factors, including the following:
•	wholesale unit volumes;

•	the mix of vehicles and options sold;

•	the margin of profit on each vehicle sold;

•	the level of “incentives” (e.g., price discounts) and other marketing costs;

•	the costs for customer warranty claims and additional service actions; and

•	the costs for safety, emission and fuel economy technology and equipment.
     Further, because we (like other manufacturers) have a high proportion of costs that are relatively fixed (including labor costs), small changes in wholesale unit volumes may significantly affect overall profitability.
     In addition, the automobile industry continues to face a very competitive pricing environment, driven in part by industry excess capacity. For the past several decades, manufacturers typically have given price discounts and other marketing incentives to maintain their market share and production levels. A discussion of our strategies to compete in this pricing environment is set forth below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”
     Competitive Position. The worldwide automotive industry consists of many producers, with no single dominant producer. Certain manufacturers, however, account for the major percentage of total sales within particular countries, especially their countries of origin. Detailed information regarding our competitive position in the principal markets where we compete may be found below as part of the overall discussion of the automotive industry in those markets.
     Seasonality. We generally record the sale of a vehicle (and recognize sales proceeds in revenue) when it is produced and shipped to our customer (i.e., our dealer or distributor). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion of revenue recognition practices. We manage our vehicle production schedule based on a number of factors, including dealer stock levels (i.e., the number of units held in inventory by our dealers and distributors for sale to retail and fleet customers) and retail sales (i.e., units sold by our dealers and distributors to their customers at retail). We experience some fluctuation in the business of a seasonal nature. Generally, North American production is higher in the first half of the year to meet demand in the spring and summer, which are usually the strongest sales months of the year. Third quarter production is typically the lowest of the year, generally reflecting the annual two-week vacation shutdown of our manufacturing facilities during this quarter. As a result, operating results for the third quarter typically are less favorable than those of other quarters.
     Raw Materials. We purchase a wide variety of raw materials for use in production of our vehicles from numerous suppliers around the world. These raw materials include non-ferrous metals (e.g., aluminum), precious metals (e.g., palladium), ferrous metals (e.g., steel and iron castings), energy (e.g., natural gas) and resins (e.g., polypropylene). We believe that we have adequate supplies or sources of availability of the raw materials necessary to meet our needs. However, there are always risks and uncertainties with respect to the supply of raw materials that could impact their availability in sufficient quantities to meet our needs. See “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations — Overview” for a discussion of commodity and energy price trends, and “Item 7A. Quantitative and Qualitative Disclosures About Market Risk — Commodity Price Risk” for a discussion of commodity price risks.
     Backlog Orders. We generally produce and ship our products on average within approximately 20 days after an order is deemed to become firm. Therefore, no significant amount of backlog orders accumulates during any period.
     Intellectual Property. We own or hold licenses to use numerous patents, copyrights and trademarks on a global basis. Our policy is to protect our competitive position by, among other methods, filing U.S. and international patent applications to protect technology and improvements that we consider important to the development of our business. We have generated a large number of patents related to the operation of our business, and expect this portfolio to continue to grow as we actively pursue additional technological innovation. We currently have approximately 13,000 active patents and pending patent applications globally, with an average age for patents in our active patent portfolio of just over 5 years. In addition to this intellectual property, we also rely on our proprietary knowledge and ongoing technological innovation to develop and maintain our competitive position. While we believe that these patents, patent applications and know-how, in the aggregate, are important to the conduct of our business and we obtain licenses to use certain intellectual property owned by others, none is individually considered material to our business. We also own numerous trademarks and service marks that contribute to the identity and recognition of our company and its products and services globally. Certain of these marks are integral to the conduct of our business, a loss of any of which could have a material adverse effect on our business.

ITEM 1. Business (continued)
     Warranty Coverage and Additional Service Actions. We presently provide warranties on vehicles we sell. Warranties are offered for specific periods of time and/or mileage, and vary depending upon the type of product, usage of the product and the geographic location of its sale. Types of warranty coverage offered include base coverage (e.g., “bumper-to-bumper” coverage in the United States on Ford-brand vehicles for 36 months or 36,000 miles, whichever occurs first), safety restraint coverage, and corrosion coverage. Beginning with 2007 model-year passenger cars and light trucks, Ford extended the powertrain warranty coverage offered on Ford, Lincoln and Mercury vehicles sold in the United States, Canada and select U.S. export markets (e.g., powertrain coverage for certain vehicles sold in the United States from three years or 36,000 miles to five years or 60,000 miles on Ford and Mercury brands and from four years or 50,000 miles to six years or 70,000 miles on the Lincoln brand). In compliance with regulatory requirements, we also provide emissions-defects and emissions-performance warranty coverage. Pursuant to these warranties, Ford will repair, replace, or adjust all parts on a vehicle that are defective in factory-supplied materials or workmanship during the specified warranty period.
     In addition to the costs associated with the contractual warranty coverage provided on our vehicles, we also incur costs as a result of additional service actions not covered by our warranties, including product recalls and customer satisfaction actions.
     Estimated warranty and additional service action costs for each vehicle sold by us are accrued for at the time of sale. Accruals for estimated warranty and additional service action costs are based on historical experience and subject to adjustment from time to time depending on actual experience. Warranty accrual adjustments required when actual warranty claim experience differs from our estimates may have a material impact on our results of operations and financial condition.
     For additional information with respect to costs for warranty and additional service actions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” and Note 27 of the Notes to the Financial Statements.
United States
     Sales Data. The following table shows U.S. industry sales of cars and trucks for the years indicated (in millions of units):

	U.S. Industry Sales*
	Years Ended December 31,
	2006	2005	2004	2003	2002

Cars	8.1	7.9	7.7	7.8	8.2
Trucks	9.0	9.6	9.6	9.2	8.9

Total	17.1	17.5	17.3	17.0	17.1

*	Throughout this section, industry sales include sales of heavy trucks.
     We classify cars by small, medium, large and premium segments, and trucks by compact pickup, bus/van (including minivans), full-size pickup, sport utility vehicles and medium/heavy segments. However, with the introduction of crossover vehicles, the distinction between traditional cars and trucks has become more difficult to draw, and these vehicles are not consistently classified as either cars or trucks across vehicle manufacturers. In the tables above and below, we have classified crossover vehicles as sport utility vehicles. In addition, we have classified as “premium” all of our luxury cars, regardless of size; premium sport utility vehicles and crossovers are included in “trucks.” Annually, we conduct a comprehensive review of many factors to determine the appropriate classification of vehicle segments and the vehicles within those segments, and this review occasionally results in a change of classification for certain vehicles.

ITEM 1. Business (continued)
     The following tables show the proportion of U.S. car and truck unit sales by segment for the industry (including both domestic and foreign-based manufacturers) and Ford (including all of our brands sold in the United States) for the years indicated:

	U.S. Industry Vehicle Mix of Sales by Segment
	Years Ended December 31,
	2006	2005	2004	2003	2002
CARS
Small	19.8%	17.9%	16.9%	17.3%	18.3%
Medium	12.4	12.3	13.1	14.4	15.2
Large	7.4	7.4	6.8	6.6	7.2
Premium	7.5	7.8	7.7	7.7	7.4

Total U.S. Industry Car Sales	47.1	45.4	44.5	46.0	48.1

TRUCKS
Compact Pickup	3.5%	3.9%	4.0%	4.4%	4.6%
Bus/Van	7.8	8.1	8.5	8.2	8.5
Full-Size Pickup	13.3	14.6	14.7	14.0	13.1
Sport Utility Vehicles	25.2	25.6	26.1	25.7	24.3
Medium/Heavy	3.1	2.4	2.2	1.7	1.4

Total U.S. Industry Truck Sales	52.9	54.6	55.5	54.0	51.9

Total U.S. Industry Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%

	Ford Vehicle Mix of Sales by Segment in U.S.
	Years Ended December 31,
	2006	2005	2004	2003	2002
CARS
Small	11.8%	10.9%	10.2%	11.4%	12.5%
Medium	12.1	7.7	8.7	10.4	11.9
Large	7.7	8.3	5.0	4.8	4.4
Premium	6.4	6.3	7.1	7.5	8.3

Total Ford U.S. Car Sales	38.0	33.2	31.0	34.1	37.1

TRUCKS
Compact Pickup	3.2%	3.8%	4.7%	6.0%	6.3%
Bus/Van	8.0	8.4	8.8	8.4	9.1
Full-Size Pickup	27.7	28.8	28.2	24.3	22.5
Sport Utility Vehicles	22.5	25.3	26.9	27.0	24.8
Medium/Heavy	0.6	0.5	0.4	0.2	0.2

Total Ford U.S. Truck Sales	62.0	66.8	69.0	65.9	62.9

Total Ford U.S. Vehicle Sales	100.0%	100.0%	100.0%	100.0%	100.0%

     As the tables above indicate, the general shift from cars to trucks for both industry sales and Ford sales is beginning to shift back toward cars. Prior to 2005, both industry and Ford’s truck mix had been increasing since 2002, reflecting higher sales of sport utility vehicles and full-size pickups. In 2006, in line with industry trends, Ford’s sport utility vehicle sales as a percent of total sales declined, while medium and small car percentages increased. The increase in 2006 in the proportion of medium cars sold by Ford largely reflects the introduction of new models in this segment (e.g., Ford Fusion and Mercury Milan).
     Market Share Data. The competitive environment in the United States has intensified and is expected to continue to intensify as Japanese and Korean manufacturers increase imports to the United States and production capacity in North America. Our principal competitors in the United States include General Motors Corporation (“General Motors”), DaimlerChrysler Corporation (“DaimlerChrysler”), Toyota Motor Corporation (“Toyota”), Honda Motor Company (“Honda”) and Nissan Motor Company (“Nissan”). The following tables show changes in U.S. car and truck market share for Ford (including all of our brands sold in the United States), and for the other five leading vehicle manufacturers for the years indicated.

ITEM 1. Business (continued)
     The percentages in each of the following tables represent the percentage of the combined car and truck industry:

	U.S. Car Market Shares (a)
	Years Ended December 31,
	2006	2005	2004	2003	2002
Ford	6.4%	6.1%	6.1%	6.9%	7.8%
General Motors	10.0	10.2	10.7	11.6	12.1
DaimlerChrysler	5.2	5.1	4.8	4.5	4.8
Toyota	8.6	7.4	6.3	6.0	5.6
Honda	4.9	4.8	4.9	4.9	4.9
Nissan	3.2	3.3	3.0	3.0	2.9
All Other (b)	8.8	8.5	8.7	9.1	10.0

Total U.S. Car Deliveries	47.1%	45.4%	44.5%	46.0%	48.1%

	U.S. Truck Market Shares (a)
	Years Ended December 31,
	2006	2005	2004	2003	2002
Ford	10.7%	12.1%	13.2%	13.6%	13.3%
General Motors	14.1	15.6	16.4	16.4	16.2
DaimlerChrysler	8.8	9.4	9.2	9.3	9.3
Toyota	6.3	5.6	5.6	5.0	4.6
Honda	3.9	3.6	3.2	3.1	2.4
Nissan	2.8	2.9	2.7	1.7	1.4
All Other(b)	6.3	5.4	5.2	4.9	4.7

Total U.S. Truck Deliveries	52.9%	54.6%	55.5%	54.0%	51.9%

	U.S. Combined Car and Truck Market Shares (a)
	Years Ended December 31,
	2006	2005	2004	2003	2002
Ford	17.1%	18.2%	19.3%	20.5%	21.1%
General Motors	24.1	25.8	27.1	28.0	28.3
DaimlerChrysler	14.0	14.5	14.0	13.8	14.1
Toyota	14.9	13.0	11.9	11.0	10.2
Honda	8.8	8.4	8.1	8.0	7.3
Nissan	6.0	6.2	5.7	4.7	4.3
All Other(b)	15.1	13.9	13.9	14.0	14.7

Total U.S. Car and Truck Deliveries	100.0%	100.0%	100.0%	100.0%	100.0%

(a)	All U.S. sales data are based on publicly available information from the media and trade publications.

(b)	“All Other” includes primarily companies based in Korea, other Japanese manufacturers and various European manufacturers, and, with respect to the U.S. Truck Market Shares table and U.S. Combined Car and Truck Market Shares table, includes heavy truck manufacturers.
     Our decline in overall market share is primarily the result of several factors, including increased competition, a recent industry shift away from our stronger segments (e.g., traditional sport utility vehicles and full-size pickups) and the discontinuation of a number of our vehicle lines over the last several years.
     Fleet Sales. The sales data and market share information provided above include both retail and fleet sales. Fleet sales include sales to daily rental car companies, commercial fleet customers, leasing companies and governments. The table below shows our fleet sales (including all brands) in the United States, and the amount of those sales as a percentage of our total U.S. car and truck sales for the last five years (in thousands):

	Ford Fleet Sales
	Years Ended December 31,
	2006	2005	2004	2003	2002

Daily Rental Units	453	450	429	444	459
Commercial and Other Units	287	263	248	227	252
Government Units	162	141	133	124	123

Total Fleet Units	902	854	810	795	834

Percent of Ford’s total U.S. car and truck sales	31%	27%	24%	23%	23%
     Fleet sales increased in 2006, reflecting industry strength in the commercial and government segments. Sales to daily rental car companies were constant in 2006 compared with 2005. In 2007, sales to daily rental car companies should decrease significantly, reflecting the discontinuance of the Ford Taurus sedan and Freestar minivan models in 2006, and our strategy to concentrate on more profitable retail sales.

ITEM 1. Business (continued)
Europe
     Market Share Information. Outside of the United States, Europe is our largest market for the sale of cars and trucks. The automotive industry in Europe is intensely competitive. Our principal competitors in Europe include General Motors, Volkswagen A.G. Group, PSA Group, Renault Group, and Fiat SpA. For the past 10 years, the top six manufacturers have collectively held between 70% and 76% of the total market. This competitive environment is expected to intensify further as Japanese and Korean manufacturers increase their production capacity in Europe, and as other manufacturers of premium brands (e.g., BMW, Mercedes Benz and Audi) continue to broaden their product offerings.
     For purposes of this discussion, 2006 market data are based on estimated registrations currently available; percentage change is measured from actual 2005 registrations. We track industry sales in Europe for the following 19 markets: Britain, Germany, France, Italy, Spain, Austria, Belgium, Ireland, Netherlands, Portugal, Switzerland, Finland, Sweden, Denmark, Norway, Czech Republic, Greece, Hungary and Poland. In 2006, vehicle manufacturers sold approximately 17.8 million cars and trucks in the 19 markets we track in Europe, down 1.2% from 2005 levels. Ford’s combined car and truck market share in Europe (including all of our brands sold in Europe) in 2006 was 10.6% (down 0.1 percentage points from 2005).
     Britain and Germany are our most important markets within Europe. Any change in the British or German market has a significant effect on our total European automotive profits. For 2006 compared with 2005, total industry sales were down 3.3% in Britain and up 4.3% in Germany. Our combined car and truck market share in these markets (including all of our brands sold in these markets) in 2006 was 19.8% in Britain (up 0.3 percentage points from the previous year), and 8.2% in Germany (down 0.4 percentage points from the previous year). In particular, the market share for Ford-brand vehicles in Britain grew by 0.6 percentage points in 2006 — the first significant increase in share for the Ford brand in Britain in recent years.
     Although not included in the primary 19 markets above, several additional markets in the region contribute to our Ford Europe segment results. Ford’s share of the Turkish market increased by 0.1 percentage points to 17.1% — the fifth year in a row that the Ford brand has led the market in sales in Turkey. We also are experiencing strong sales in Russia, where sales of Ford-brand vehicles increased approximately 92% to 116,000 units in 2006.
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
     We, as well as the vast majority of the other automotive manufacturers, have elected to establish a “selective” distribution system, allowing us to restrict the dealer’s ability to sell our vehicles to unauthorized resellers. In addition, under the “selective” distribution system, we are entitled to determine the number of our dealers but, since October 2005, not their location. Under either system, the rules make it easier for a dealer to display and sell multiple brands in one store without the need to maintain separate facilities.
     Within this regulation, the Commission also has adopted sweeping changes to the repair industry. Dealers can no longer be required by the manufacturer to perform repair work themselves. Instead, dealers may subcontract the work to independent repair shops that meet reasonable criteria set by the manufacturer. These authorized repair facilities may perform warranty and recall work, in addition to other repair and maintenance work. While a manufacturer may continue to require the use of its parts in warranty and recall work, the repair facility may use parts made by others that are of comparable quality for all other repair work. We have negotiated and implemented Dealer, Authorized Repairer and Spare Part Supply contracts on a country-by-country level and, therefore, the Block Exemption Regulation now applies with respect to all of our dealers.
     With these rules, the Commission intends to increase competition and narrow price differences from country to country. While it remains difficult to quantify the full impact of these changes on our European operations, the Block Exemption Regulation continued to contribute to an increasingly competitive market for vehicles and parts. This has contributed to an increase in marketing expenses, thus negatively affecting the profitability of our Ford Europe and PAG segments. We anticipate that this trend may continue as dealers and parts suppliers become increasingly organized and established.

ITEM 1. Business (continued)
Other Markets
     Canada and Mexico. Canada and Mexico also are important markets for us. In Canada, industry sales of new cars and trucks in 2006 were approximately 1.7 million units, up 2.2% from 2005 levels. Industry sales of new cars and trucks in Mexico for 2006 were approximately 1.2 million units, up 1.3% from 2005. Our combined car and truck market share (including all of our brands sold in these markets) in 2006 was 14.6% in Canada (up 0.7 percentage points from the previous year), and 15.5% in Mexico (down 1.3 percentage points from the previous year).
     South America. Brazil, Argentina and Venezuela are our principal markets in South America. The economic environment in these countries has been relatively stable in recent years. The 2006 and 2005 results have been favorably influenced by continued improvements in economic conditions, political stability and government actions to reduce inflation and interest rates. Industry sales in 2006 were approximately 1.9 million units in Brazil (up 12.4% from the previous year), approximately 439,000 units in Argentina (up 16.9% from the previous year), and approximately 336,000 units in Venezuela (up 46.7% from the previous year). Our combined car and truck share in these markets (including all of our brands sold in these markets) in 2006 was 11.5% in Brazil (down 1.0 percentage points from the previous year), 14.6% in Argentina (down 0.8 percentage points from the previous year), and 18.4% in Venezuela (up 0.7 percentage points from the previous year).
     Asia Pacific. Australia, Thailand, South Africa, and Taiwan are our principal markets in this region. Details of preliminary 2006 and actual 2005 industry volumes and our combined car and truck market share for these countries (including sales of all of our brands) are shown in the table below:

		Industry Volumes
	(in thousands)				Corporate Market Share
			2006				2006
			Over/(Under)				Over/(Under)
	2006	2005	2005		2006	2005	2005
Australia	963	988	(25)	(3)%	11.9%	14.9%	(3.0) pts.
South Africa	641	565	76	13%	10.8%	10.5%	0.3 pts.
Taiwan	366	514	(148)	(29)%	14.8%	11.0%	3.8 pts.
Thailand	673	700	(27)	(4)%	2.9%	4.2%	(1.3) pts.
     We have an ownership interest in Mazda Motor Corporation (“Mazda”) of approximately 33.4%, and account for Mazda on an equity basis. Mazda’s market share in the Asia Pacific region was 2.9% in 2006. Our principal competition in the Asia Pacific region has been the Japanese manufacturers. We anticipate that the ongoing relaxation of import restrictions (including duty reductions) will continue to intensify competition in the region.
     We began operations in India in 1999, launching an all-new small car (the Ikon) designed specifically for that market. In 2003, we launched the Endeavor, Ford’s first SUV in India, and we also launched the Fusion crossover in late 2004 and the Fiesta in late 2005. Our operations in India also sell components to other Ford affiliates.
     We also are in the process of increasing our presence in China. Changan Ford Mazda Automobile Corporation, Ltd. (“CFMA”) is a joint venture between Ford (35% partner), Mazda (15% partner), and the Chongqing Changan Automobile Co., Ltd. (“Changan”) (50% partner). CFMA’s first assembly plant, located in Chongqing, became operational and began producing the Ford Fiesta in January 2003, and the Ford Mondeo later that year. The Ford Focus was launched in 2005, and the Mazda3 and Volvo S40 were launched in 2006. We also announced in 2003 that more than $1 billion would be invested over the next several years to expand manufacturing capacity, introduce new products and expand distribution channels in the Chinese automotive market. This investment will initially support the addition of new products and expansion of production capacity at CFMA’s Chongqing plant from 50,000 units per year to about 200,000 units per year. It will also support the establishment of a second assembly plant and a new engine plant located in Nanjing. We began construction of these new facilities in 2005, with expected completion in 2007. Initial capacity at the new assembly facility is expected to be about 160,000 units annually. In addition, we have a 30% interest in Jiangling Motors Corporation, Ltd., which has operations in Nanchang and assembles light commercial vehicles, including the Ford Transit, for distribution in China. We also import Jaguar, Volvo, Land Rover, and select Ford vehicles into China. We continue to operate a purchasing office in China to procure components for operations outside of China. For additional discussion of our joint ventures in China, see “Item 2. Properties.”

ITEM 1. Business (continued)
FINANCIAL SERVICES SECTOR
Ford Motor Credit Company
     Ford Motor Credit Company (“Ford Credit”) offers a wide variety of automotive financing products to and through automotive dealers throughout the world. The predominant share of Ford Credit’s business consists of financing our vehicles and supporting our dealers. Ford Credit’s primary financial products fall into the following three categories:
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
     Ford Credit also services the finance receivables and leases that it originates and purchases, makes loans to affiliates, purchases certain receivables from us and our subsidiaries, and provides insurance services related to its financing programs. Ford Credit’s revenues are earned primarily from payments made under retail installment sale contracts and retail leases (including interest supplements and other support payments it receives from us on special financing programs), and from payments made under wholesale and other dealer loan financing programs.
     Ford Credit does business in all 50 states of the United States and in all provinces in Canada through automotive dealer financing branches and regional business centers. In 2007, Ford Credit will begin consolidating its branches in the United States and Canada into its regional business centers. Outside of the United States, FCE Bank plc (“FCE”) is Ford Credit’s largest operation. FCE’s primary business is to support the sale of our vehicles in Europe through our dealer network. FCE offers a variety of retail, leasing and wholesale finance plans in most countries in which it operates; FCE does business in the United Kingdom, Germany and most other European countries. Ford Credit, through its subsidiaries, also operates in the Asia Pacific and Latin American regions. In addition, FCE, through its Worldwide Trade Financing division, provides financing to dealers in countries where typically we have no established local presence.
     Ford Credit’s share of retail financing for new Ford, Lincoln and Mercury brand vehicles sold by dealers in the United States and new Ford-brand vehicles sold by dealers in Europe, as well as Ford Credit’s share of wholesale financing for new Ford, Lincoln and Mercury brand vehicles acquired by dealers in the United States (excluding fleet) and of new Ford-brand vehicles acquired by dealers in Europe, were as follows during the last three years:

	Years Ended
	December 31,
	2006	2005	2004
United States
Financing share — Ford, Lincoln and Mercury
Retail installment and lease	44%	37%	45%
Wholesale	80	81	84
Europe
Financing share — Ford
Retail installment and lease	27%	28%	29%
Wholesale	95	96	97
     The increase in Ford Credit’s retail financing share in the United States in 2006 compared with 2005 primarily reflected the impact of our marketing programs that emphasized the use of Ford Credit financing and the non-recurrence in 2006 of our marketing program that offered employee pricing to all customers in 2005. For a detailed discussion of Ford Credit’s receivables, credit losses, allowance for credit losses, loss-to-receivables ratios, funding sources and funding strategies, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of how Ford Credit manages its financial market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
     We sponsor special financing programs available only through Ford Credit. Under these programs, we make interest supplement or other support payments to Ford Credit. These programs increase Ford Credit’s financing volume and share of financing sales of our vehicles. See Note 1 of the Notes to the Financial Statements for more information about these support payments.

ITEM 1. Business (continued)
     We have a profit maintenance agreement with Ford Credit that requires us to maintain consolidated income before income taxes and net income at specified minimum levels. In addition, Ford Credit has an agreement to maintain a minimum control interest in FCE and to maintain FCE’s net worth above a minimum level. No payments were made under either of these agreements during the 2004 through 2006 periods.
     In addition, we entered into an Amended and Restated Agreement with Ford Credit dated December 12, 2006 relating to our set-off arrangements and long-standing intercompany business practices, a copy of which is filed as an exhibit hereto.
GOVERNMENTAL STANDARDS
     Many governmental standards and regulations relating to safety, fuel economy, emissions control, noise control, vehicle recycling, substances of concern, damageability, and theft prevention are applicable to new motor vehicles, engines, and equipment manufactured for sale in the United States, Europe and elsewhere. In addition, manufacturing and assembly facilities in the United States, Europe and elsewhere are subject to stringent standards regulating air emissions, water discharges, and the handling and disposal of hazardous substances. Such facilities also may be subject to comprehensive national, regional, and/or local permit programs with respect to such matters.
Mobile Source Emissions Control
     U.S. Requirements — Federal Emissions Standards. The federal Clean Air Act imposes stringent limits on the amount of regulated pollutants that lawfully may be emitted by new motor vehicles and engines produced for sale in the United States. The current (“Tier 2”) emissions standards promulgated by the U.S. Environmental Protection Agency (“EPA”) require light-duty trucks and certain heavy-duty passenger-carrying trucks to meet the same emissions standards as passenger cars by the 2007 model year. The Tier 2 emissions standards also extend emissions durability requirements to 120,000 or 150,000 miles (depending on the specific standards to which the vehicle is certified). These standards present compliance challenges and make it more costly and difficult to utilize light-duty diesel technology, which in turn restricts our ability to improve fuel economy for purposes of satisfying Corporate Average Fuel Economy (“CAFE”) standards.
     The EPA also has promulgated new standards and requirements for EPA-defined “heavy-duty” vehicles and engines (those vehicles with 8,500-14,000 pounds gross vehicle weight) to apply beginning with the 2007 model year for diesel engines and with the 2008 model year for gasoline engines. These standards and requirements include more stringent evaporative hydrocarbon standards for gasoline vehicles, and more stringent exhaust emission standards for all vehicles. In order to meet the new diesel standards, manufacturers must employ new aftertreatment technologies, such as diesel particulate filters, which require periodic customer maintenance. These technologies add significant cost to the emissions control system, and there are potential issues associated with consumer acceptance. The EPA and manufacturers are engaged in discussions over the warning systems that will be used to alert motorists of the need for maintenance of these systems.
     As discussed in “Stationary Source Emissions Control” below, the EPA continues to revise the National Ambient Air Quality Standards for particulate matter and ozone, and to redesignate areas of the country from “attainment” to “non-attainment” status. These periodic changes further increase pressure to reduce vehicle emissions of particulate matter, volatile organic compounds, and nitrogen oxide.
     U.S. Requirements — California and Other State Emissions Standards. Pursuant to the Clean Air Act, California has received a waiver from the EPA to establish its own unique emissions control standards. New vehicles and engines sold in California must be certified by the California Air Resources Board (“CARB”). CARB’s current “LEV II” emissions standards treat most light-duty trucks the same as passenger cars, and require both types of vehicles to meet new stringent emissions requirements. Like the EPA’s Tier 2 emissions standards, CARB’s LEV II vehicle emissions standards also present a difficult engineering challenge, and impose even greater barriers to the use of light-duty diesel technology. In 2004, CARB enacted standards limiting emissions of “greenhouse” gases (e.g., carbon dioxide) from new motor vehicles. CARB asserts that its vehicle emissions regulations provide authority for it to adopt such standards. Vehicle manufacturers are seeking through federal litigation to invalidate these regulations on the grounds that greenhouse gas standards are functionally equivalent to fuel economy standards and thus preempted by the federal fuel economy law and/or the federal Clean Air Act. Issues associated with greenhouse gas regulation are discussed more fully in the “Motor Vehicle Fuel Economy” section below.

ITEM 1. Business (continued)
     Since 1990, the California program has included requirements for manufacturers to produce and deliver for sale zero-emission vehicles (“ZEVs”), which produce no emission of regulated pollutants. Typically, the only vehicles capable of meeting these requirements are battery-powered vehicles, which have had narrow consumer appeal due to their limited range, reduced functionality, and high cost. This ZEV mandate initially required that a specified percentage of each manufacturer’s vehicles produced for sale in California be ZEVs.
     In 2003, CARB adopted amendments to the ZEV mandate that shifted the near-term focus of the regulation away from battery-electric vehicles to advanced-technology vehicles (e.g., hybrid electric vehicles or natural gas vehicles) with extremely low tailpipe emissions. The rules also give some credit for so-called “partial zero-emission vehicles” (“PZEVs”), which can be internal combustion engine vehicles certified to very low tailpipe emissions and zero evaporative emissions. In addition, the rules provide a compliance path pursuant to which the auto industry would need to produce specified numbers of zero-emission fuel cell vehicles. In the aggregate, the rules call for production by the industry of 250 zero-emission fuel cell vehicles by the 2008 model year, 2,500 more in the 2009-2011 model-year period, and 25,000 more in the 2012-2014 model-year period.
     While the 2003 amendments appear to reflect a recognition by CARB that battery-electric vehicles do not have the potential to achieve widespread consumer acceptance, the rules still require manufacturers to produce a substantial number of either battery-electric or fuel cell vehicles in the 2012 model year and beyond. There are substantial questions about the feasibility of producing the required number of zero-emission fuel cell vehicles, due to the substantial engineering challenges and high costs associated with this technology. It is also doubtful whether the market will support the number of required ZEVs. Due to the engineering challenges, the high cost of the technology, infrastructure needs, and other issues, it does not appear that mass production of fuel cell vehicles will be commercially feasible for years to come, if at all. In accordance with CARB’s ZEV regulations, a panel of independent experts is currently reviewing the feasibility of the ZEV requirements, and is expected to issue its findings in 2007. It is anticipated that the panel’s findings will likely lead to further amendment of the ZEV regulations, but we do not know how extensive the changes may be. Compliance with the ZEV mandate may eventually require costly actions that would have a substantial adverse effect on our sales volume and profits. For example, we could be required to curtail the sale of non-ZEVs and/or offer to sell ZEVs, advanced-technology vehicles, and PZEVs well below cost.
     The Clean Air Act permits other states that do not meet national ambient air quality standards to adopt California’s motor vehicle emissions standards no later than two years before the affected model year. In addition to California, ten states, primarily located in the Northeast and Northwest, have adopted the California standards (including California’s greenhouse gas provisions). Eight of these states also adopted the ZEV requirements. These ten states, together with California, account for nearly 30% of Ford’s current light-duty vehicle sales volume in the United States. More states are considering adopting the California standards. Unfortunately, there are problems inherent in transferring California standards to other states, including the following: 1) managing fleet average emissions standards and ZEV mandate requirements on a state-by-state basis presents a major challenge to automobile company distribution systems; 2) market acceptance of some ZEVs varies from state to state, depending on weather and other factors; and 3) the states adopting the California program have not adopted California’s clean fuel regulations, which may impair the ability of vehicles to meet California’s in-use standards.
     U.S. Requirements — Warranty, Recall, and On-Board Diagnostics. Under the Clean Air Act, the EPA and CARB may require manufacturers to recall and repair non-conforming vehicles (which may be identified by testing or analysis done by the manufacturer, the EPA or CARB), or we may voluntarily stop shipment of or recall non-conforming vehicles. The costs of related repairs or inspections associated with such recalls, or a stop shipment order, could be substantial. CARB is in the process of revising its program for emissions defect and warranty reporting and associated field actions (which includes recall actions). When complete, the new rules are likely to impose additional testing requirements and require manufacturers to conduct more frequent emissions-related field actions, resulting in added costs.
     Both CARB and the EPA also have adopted on-board diagnostic (“OBD”) regulations, which require a vehicle to monitor its emissions control system and notify the vehicle operator (via the “check engine” light) of any malfunction. These regulations have become extremely complicated, and creation of a compliant system requires substantial engineering resources. CARB’s OBD rules for vehicles under 14,000 pounds gross vehicle weight include a variety of requirements that phase in between the 2006 and 2010 model years. CARB also has adopted engine manufacturer diagnostic requirements for heavy-duty gasoline and diesel engines that apply to the 2007 to 2009 model years, and additional OBD requirements for vehicles over 14,000 pounds gross vehicle weight in model years 2010 and beyond.

ITEM 1. Business (continued)
The EPA’s OBD rules are generally less stringent than CARB’s, so manufacturers typically design for compliance with CARB’s requirements in order to avoid designing two systems. The complexity of the OBD requirements and the difficulties of meeting all of the monitoring conditions and thresholds make OBD approval one of the most challenging aspects of certifying vehicles for emissions compliance. CARB regulations provide for automatic recalls of vehicles that fail to comply with specified OBD requirements. In addition, many other states have implemented OBD tests as part of their inspection and maintenance programs. Failure of in-service compliance tests could lead to vehicle recalls with substantial costs for related inspections or repairs.
     European Requirements. European Union (“EU”) directives and related legislation limit the amount of regulated pollutants that may be emitted by new motor vehicles and engines sold in the EU. In 1998, the EU adopted a new directive on emissions from passenger cars and light commercial trucks. More stringent emissions standards applied to new car certifications beginning January 1, 2000 and to new car registrations beginning January 1, 2001 (“Stage III Standards”). A second level of even more stringent emissions standards were applied to new car certifications beginning January 1, 2005 and to new car registrations beginning January 1, 2006 (“Stage IV Standards”). The comparable light commercial truck Stage III Standards and Stage IV Standards come into effect one year later than the passenger car requirements. This directive on emissions also introduced OBD requirements, more stringent evaporative emissions requirements, and in-service compliance testing and recall provisions for emissions-related defects that occur in the first five years or 80,000 kilometers of vehicle life (extended to 100,000 kilometers in 2005). Failure of in-service compliance tests could lead to vehicle recalls with substantial costs for related inspections or repairs. The Stage IV Standards for diesel engines have proven technologically difficult and precluded manufacturers from offering some products in time to be eligible for government incentive programs. The EU commenced a program in 2004 to determine the specifics for further changes to vehicle emissions standards, and in 2005 the European Commission published a proposed law for Stage V emissions. Specific mandated targets or limits are yet to be determined. To date, the law has not yet been finalized.
     Other National Requirements. Many countries, in an effort to address air quality concerns, are adopting previous versions of European or United Nations Economic Commission for Europe mobile source emissions regulations. Some countries have adopted more advanced regulations based on the most recent version of European or U.S. regulations; for example, China has adopted the most recent European standards to be implemented in the 2008-2010 timeframe. Korea and Taiwan have adopted very stringent U.S.-based standards for gasoline vehicles, and European-based standards for diesel vehicles. Because fleet average requirements do not apply, some vehicle emissions control systems may have to be redesigned to meet the requirements in these markets. Furthermore, not all of these countries have adopted appropriate fuel quality standards to accompany the stringent emissions standards adopted. This could lead to compliance problems, particularly if OBD or in-use surveillance requirements are implemented. Japan has unique standards and test procedures, and is considering more stringent standards for implementation in 2009. This may require unique emissions control systems be designed for the Japanese market.
Stationary Source Emissions Control
     U.S. Requirements. In the United States, the federal Clean Air Act also requires the EPA to identify “hazardous air pollutants” from various industries and promulgate rules restricting their emission. The EPA has issued final rules for a variety of industrial categories, several of which would further regulate emissions from our U.S. operations, including engine testing, automobile surface coating and iron casting. These technology-based standards require certain of our facilities to reduce their air emissions significantly. Additional programs under the Clean Air Act, including Compliance Assurance Monitoring and periodic monitoring, could require our facilities to install additional emission monitoring equipment. The cost to us, in the aggregate, to comply with these requirements could be substantial.
     The Clean Air Act also requires the EPA to periodically review and update its National Ambient Air Quality Standards (“NAAQS”), and to designate whether counties or other local areas are in compliance with the new standards. If an area or county does not meet the new standards (“non-attainment areas”), the state must revise its implementation plans to achieve attainment. In 2006, the EPA issued a final rule revising the NAAQS for particulate matter. For fine particulate matter (i.e., particles 2.5 micrometers in diameter or less), the EPA has issued a new standard that is considerably more stringent than its predecessor. The EPA estimates that the new standard will put approximately 124 counties into non-attainment status for fine particulate matter. With respect to coarse particulate matter (i.e., particles between 2.5 and 10 micrometers in diameter), the EPA has retained the existing standard after considering an alternative program that would have focused on urban and industrial sources. Various parties have filed petitions for review of the final particulate-matter rules in the United States Court of Appeals for the District of Columbia Circuit, in most cases seeking more stringent standards that would create even more new non-attainment areas.

ITEM 1. Business (continued)
     The Alliance of Automobile Manufacturers (an industry trade group made up of nine leading automotive manufacturers including BMW Group, DaimlerChrysler, Ford, General Motors, Mazda, Mitshubishi Motors, Porsche, Toyota and Volkswagen (the “Alliance”)) is planning to intervene to oppose further changes to the EPA’s final rule. Even under the final rule as issued, the new non-attainment areas will need to revise their implementation plans to require additional emissions control equipment and impose more stringent permit requirements on facilities in those areas. The cost to us, in aggregate, to comply with these requirements could be substantial. The EPA is currently in the process of considering revisions to the ozone NAAQS that could have significant implications for both stationary and mobile emissions sources.
     European Requirements. In Europe, environmental legislation is driven by EU law, in most cases in the form of directives that must be transposed into national legislation. All of our European plants are located in the EU region, with the exception of St. Petersburg in Russia. One of the core EU directives is the Directive on Integrated Pollution Prevention Control (“IPPC”). The IPPC regulates the permit process for facilities, and thus the allowed emissions from these facilities. As in the United States, engine testing, surface coating, casting operations, and boiler houses all fall under this regime. The Solvent Emission Directive coming into effect in October 2007 primarily affects vehicle manufacturing plants, which must upgrade their paint shops to meet the new requirements. The cost to us, in the aggregate, to comply with these requirements could be substantial.
     Periodic emission reporting also is required of EU Member States, in most cases defined in the permits of the facility. The recently-approved Pollution Release and Transfer Register requires more reporting regarding emissions into air, water and soil than its precursor. The information required by these reporting systems is publicly available on the Internet.
Motor Vehicle Safety
     U.S. Requirements. The National Traffic and Motor Vehicle Safety Act of 1966 (the “Safety Act”) regulates motor vehicles and motor vehicle equipment in the United States in two primary ways. First, the Safety Act prohibits the sale in the United States of any new vehicle or equipment that does not conform to applicable motor vehicle safety standards established by the National Highway Traffic Safety Administration (“NHTSA”). Meeting or exceeding many safety standards is costly, because the standards tend to conflict with the need to reduce vehicle weight in order to meet emissions and fuel economy standards. Second, the Safety Act requires that defects related to motor vehicle safety be remedied through safety recall campaigns. A manufacturer is obligated to recall vehicles if it determines that the vehicles do not comply with a safety standard. Should we or NHTSA determine that either a safety defect or a noncompliance exists with respect to certain of our vehicles, the cost of such recall campaigns could be substantial. There were pending before NHTSA five investigations relating to alleged safety defects or potential compliance issues in our vehicles as of January 22, 2007.
     The Safe, Accountable, Flexible, and Efficient Transportation Equity Act: A Legacy for Users (“SAFETEA-LU”) was signed into law in 2005. SAFETEA-LU establishes a number of substantive, safety-related rulemaking mandates for NHTSA that can be expected to result in new regulations and product content requirements.
     The Transportation Recall Enhancement, Accountability, and Documentation Act (the “TREAD Act”) was signed into law in November 2000. The TREAD Act required NHTSA to establish several new regulations, including reporting requirements for motor vehicle manufacturers on foreign recalls and certain information received by the manufacturer that may assist the agency in the early identification of safety defects. Various groups have challenged the categorical determination by NHTSA that certain areas of data, including warranty claim information, field reports, and consumer complaint information, were granted a presumption of confidentiality under the TREAD Act early warning reporting requirements. Since that time, the United States District Court for the District of Columbia has ruled that, while NHTSA had the authority to make these categorical determinations, it did not provide adequate public notice and opportunity to comment in so doing. NHTSA has decided to address this issue in further rulemaking. Resolution of this litigation may result in the publication of information (such as injury accident information) that manufacturers have been submitting to NHTSA under the TREAD Act’s early warning reporting rules.

ITEM 1. Business (continued)
     Foreign Requirements. Canada, the EU, individual member countries within the EU, and other countries in Europe, South America and the Asia Pacific markets also have safety standards applicable to motor vehicles, and are likely to adopt additional or more stringent standards in the future. In addition, the European Automobile Manufacturers Association (“EAMA”) (also known in Europe as “ACEA”), of which Ford is a member, made a voluntary commitment in June 2001 to introduce a range of safety measures to improve pedestrian protection with the first phase starting in 2005 and a second phase starting in 2010. Similar commitments were subsequently made by the Japanese and Korean automobile manufacturers associations. As a result, more than 99% of cars and small vans sold in Europe are covered by industry safety commitments. The European Council of Ministers and the European Parliament published a directive in December 2003 and a decision in February 2004 which together set forth detailed technical provisions for enforcement of the industry commitments (i.e., the application dates, the types of tests to be conducted, the test procedures to be used, and the limit values to be achieved).
Motor Vehicle Fuel Economy
     U.S. Requirements — Federal Standards. Federal law requires that vehicles meet minimum corporate average fuel economy standards set by NHTSA. A manufacturer is subject to potentially substantial civil penalties if it fails to meet the CAFE standard in any model year, after taking into account all available credits for the preceding three model years and expected credits for the three succeeding model years.
     Federal law established a passenger car CAFE standard of 27.5 miles per gallon for 1985 and later model years, which NHTSA believes it has the authority to amend to a level it determines to be the maximum feasible level. By rule, NHTSA has set light-truck CAFE standards of 21.6 miles per gallon for model year 2006, and 22.2 miles per gallon for model year 2007. In August 2005, NHTSA issued a Notice of Proposed Rulemaking seeking to change the structure of the light-truck fuel economy standards for the model year 2008 and beyond. After taking public comment, NHTSA released the final rule in 2006. The final rule relies on a continuous mathematical function relating fuel economy targets to vehicle size. In model year 2011 and beyond, the truck CAFE standards will apply for the first time to certain classes of heavier passenger vehicles (SUVs and passenger vans with a gross vehicle weight between 8,500 and 10,000 pounds, or with a gross vehicle weight below 8,500 pounds and a curb weight above 6,000 pounds).
     A number of groups have filed petitions seeking judicial review of the light truck rule. These petitions for review have been consolidated into one case in the United States Court of Appeals for the Ninth Circuit. Among other things, the petitioners allege that the new light truck standards have been set below what is technologically possible and required by law; that NHTSA has failed to adequately address global climate change, air quality and other environmental impacts in making its decision; and that NHTSA’s new methodology for determining truck CAFE standards is not authorized by the underlying federal statute. Petitioners also challenge NHTSA’s position that state greenhouse gas rules are preempted by federal law. Briefing in this litigation is underway, and the Alliance plans to file an amicus brief seeking to prevent changes to NHTSA’s final rule.
     Congress is considering a host of energy-related bills, some of which would impose specific new CAFE standards, including new standards for passenger cars, that would be much more onerous than the percentage increases typically required by NHTSA in setting “maximum feasible” standards under current law. If such a bill were enacted, it could threaten our ability to comply with passenger car fuel economy standards in the future. At the same time, the Bush administration has requested authority from Congress for NHTSA to reform passenger car CAFE standards using a similar structure to the new fuel economy program for light trucks. New authority from Congress is believed to be required because the federal law governing the fuel economy program imposes greater limitations on NHTSA’s ability to regulate cars than light trucks. Various bills have been introduced in response to the administration’s request.
     Pressure to increase CAFE standards stems in part from concerns about the impact of carbon dioxide and other greenhouse gas emissions on the global climate. In 1999, a petition was filed with the EPA requesting that it regulate carbon dioxide emissions from motor vehicles under the Clean Air Act. This would be the equivalent to imposing fuel economy standards, since the amount of carbon dioxide emitted by a vehicle is directly proportional to the amount of fuel consumed. The petitioners later filed suit in an effort to compel a formal response from the EPA. In August 2003, the EPA denied the petition on the grounds that the Clean Air Act does not authorize the EPA to regulate greenhouse gas emissions, and only NHTSA is authorized to regulate fuel economy under the CAFE law. A number of states, cities, and environmental groups filed for review of the EPA’s decision in the United States Court of Appeals for the District of Columbia Circuit. A coalition of states and industry trade groups, including the Alliance, intervened in support of the EPA’s

ITEM 1. Business (continued)
decision. In July 2005, the Court held that the EPA had exercised reasonable discretion in determining not to regulate carbon dioxide as a pollutant. This ruling is now being reviewed by the United States Supreme Court, and a decision is expected by the summer of 2007. The Alliance is an intervenor in the case, and has filed a brief in support of the EPA’s decision.
     U.S. Requirements — California and Other State Standards. In July 2002, California enacted Assembly Bill 1493 (“AB 1493”), a law mandating that CARB promulgate greenhouse gas standards for light-duty vehicles beginning with model year 2009. In September 2004, CARB adopted California greenhouse gas emissions regulations applicable to 2009-2016 model-year cars and trucks, effectively imposing more stringent fuel economy standards than those set by NHTSA. These regulations impose standards that are equivalent to a CAFE standard of more than 43 miles per gallon for passenger cars and small trucks, and approximately 27 miles per gallon for large light trucks and medium-duty passenger vehicles by model year 2016. The Alliance and individual companies (including Ford) submitted comments opposing the rules and addressing errors in CARB’s underlying economic and technical analyses. In December 2004, the Alliance filed suit in federal district court in Fresno, California. In addition to the Alliance, plaintiffs in the case include several automobile dealers, two other individual automobile manufacturers, and another automotive trade association. The suit challenges the regulation on several bases, including that it is preempted by the federal CAFE law. The discovery phase for this litigation is largely completed, and trial is currently expected toward the end of 2007.
     A host of other states have adopted, or are in the process of adopting, CARB’s greenhouse gas standards. These states include New York, Massachusetts, Maine, Vermont, Rhode Island, Connecticut, New Jersey, Pennsylvania, Oregon, and Washington. Several other states are known to be considering the adoption of such rules. The Alliance, along with other plaintiffs, has filed suit in federal court in Vermont and Rhode Island challenging those states’ adoption of the California AB 1493 rules. It appears likely that trial in the Vermont case may begin in March 2007; the Rhode Island case is not as far along.
     In September 2006, California also enacted the Global Warming Solutions Act of 2006 (better known as Assembly Bill 32 (“AB 32”)). This law mandates that statewide greenhouse gas emissions be capped at 1990 levels by the year 2020, which would represent a significant reduction from current greenhouse gas levels. It also requires the monitoring and annual reporting of greenhouse gas emissions by all “significant” sources, and delegates authority to CARB to develop and implement greenhouse gas emissions reduction measures. AB 32 also provides that, if the AB 1493 standards do not take effect, CARB must implement alternative regulations to control mobile sources of greenhouse gas emissions to achieve equivalent or greater reductions than mandated by AB 1493. It is not clear at this time how this bill would be implemented.
     Ford’s ability to comply with CAFE or greenhouse gas emissions standards depends heavily on the alignment of these standards with actual consumer demand, as well as adequate lead time to make the necessary product changes (assuming that the technology can be developed). If consumers demand vehicles that are relatively large, have high performance, and/or are feature-laden, while regulatory standards are skewed toward vehicles that are smaller and more economical, compliance becomes problematic. Moreover, if regulatory requirements call for rapid, substantial increases in fleet average fuel economy (or decreases in fleet average greenhouse gas emissions), we may not have adequate resources and time to make major product changes across most or all of our vehicle fleet (assuming the technology can be developed). The recent changes to the light truck CAFE standards pose very significant challenges for us. The standards set forth in AB 1493 pose even greater challenges, because their rapid rate of increase and extreme stringency are unprecedented in the history of fuel economy regulation. If significant increases in CAFE standards are imposed beyond those presently in effect or greenhouse gas regulations (such as AB 1493) are imposed, we likely would be forced to take various costly actions that could have substantial adverse effects on our sales volume and profits. Such actions may include, but are not limited to, curtailing production and sale of certain vehicles such as family-size, luxury, and high-performance cars and full-size light trucks; restricting offerings of selected engines and popular options; and/or increasing market support programs for our most fuel-efficient cars and light trucks in order to maintain compliance.
     See “Item 3. Legal Proceedings” for a discussion of the public nuisance litigation filed by the state of California against automobile manufacturers for alleged global warming damages. If that suit should result in a judgment against manufacturers, it could encourage similar litigation in other states and municipalities. It could also have the effect of imposing judicially-mandated standards for greenhouse gas emissions that would arguably supersede or augment existing fuel economy requirements. Such a result could compel us to implement product restrictions and/or other costly actions as outlined above.

ITEM 1. Business (continued)
     European Requirements. The EU is a party to the Kyoto Protocol and has agreed to reduce greenhouse gas emissions by eight percent below 1990 levels during the 2008-2012 period. In 1998, the EU agreed to support an environmental agreement with ACEA (of which Ford is a member) on carbon dioxide emission reductions from new passenger cars (the “ACEA Agreement”). The ACEA Agreement established an emissions target of 140 grams of carbon dioxide per kilometer for the average of new cars sold in the EU by the ACEA’s members in 2008. This corresponds to a 25% reduction in average carbon dioxide emissions compared to 1995. To date, the industry has made good progress, meeting an interim target for 2003 (165 — 170 grams of carbon dioxide per kilometer); however, achieving the 140 grams per kilometer target by 2008 remains ambitious both technologically and economically.
     In 2005, ACEA and the European Commission reviewed the potential for additional carbon dioxide reductions, with the goal of achieving the EU’s objective of 120 grams of carbon dioxide per kilometer (“g/km”) by 2012. The discussions have advanced using the concept of an integrated approach to further reductions, involving the oil industry and other sectors. In 2007, it has been proposed to set a 120 g/km overall target, with a vehicle target of 130 g/km and complementary measures making up the other 10 g/km in emissions reductions. The complementary measures could include, for example, regulation of tires or mobile air conditioning systems, or mandatory introduction of biofuels. The proposal also included a non-binding target for commercial vehicles under 3.5 tons of 175 g/km by 2012. Many details remain subject to negotiation or revision in the legislative process. The resulting legislation likely will be adopted into law by 2009.
     Some European countries are considering other initiatives for reducing carbon dioxide emissions from motor vehicles, including fiscal measures. For example, the U.K. introduced a vehicle excise duty and company car taxation based on carbon dioxide emissions in 2001, and other member states such as France and Portugal have announced their intention to adopt carbon dioxide-based taxes for passenger cars. The 2007 European Commission announcement is likely to trigger further fiscal measures.
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
     Following considerable discussion, the Canadian automobile industry signed a Memorandum of Understanding (“MOU”) dated April 5, 2005 with the Canadian government in which the industry voluntarily committed to reduce greenhouse gas emissions from the Canadian vehicle fleet by 5.3 megatons (“Mt”) by 2010 (which slightly exceeds the government’s 5.2 Mt target under its Kyoto Protocol Climate Change Action Plan). The MOU contains the following interim targets for the entire Canadian automobile industry: 2.4 Mt reduction by 2007, total reduction of 3.0 Mt in 2008, total reduction of 3.9 Mt in 2009 and the full 5.3 Mt reduction in 2010. Pursuant to the MOU, a committee of industry and government representatives has been established to monitor the industry’s overall compliance with the annual MOU targets.
European Chemicals Policy
     The European Commission finalized its regulatory framework in December 2006 for a single system to register, evaluate, and authorize the use of certain chemicals (“REACH”). The rules will take effect on June 1, 2007, followed by a pre-registration phase of eighteen months. Compliance with the legislation is likely to be administratively burdensome for all entities in the supply chain, and research and development resources may be redirected from “market-drive” to “REACH-driven” activities. The regulation also may accelerate restriction or banning of certain chemicals and materials, which could increase the costs of certain products and processes used to manufacture vehicles and parts.
Pollution Control Costs
     During the period 2007 through 2011, we expect to spend approximately $325 million on our North American and European facilities to comply with stationary source air and water pollution and hazardous waste control standards which are now in effect or are scheduled to come into effect during this period. Of this total, we currently estimate spending approximately $75 million in 2007 and $65 million in 2008. Specific environmental expenses are difficult to isolate because expenditures may be made for more than one purpose, making precise classification difficult.

ITEM 1. Business (continued)
EMPLOYMENT DATA
     The approximate number of individuals employed by us and our consolidated entities (including entities we do not control) at December 31, 2006 and 2005 was as follows (in thousands):

	2006	2005
Business Unit
Automotive
The Americas
Ford North America	128	140
Ford South America	13	13
Ford Europe and PAG
Ford Europe	66	66
PAG	45	49
Ford Asia Pacific and Africa	18	18
Financial Services
Ford Motor Credit Company	13	14

Total	283	300

     The decrease in employment levels primarily reflects implementation of our personnel-reduction programs in North America.
     Substantially all of the hourly employees in our Automotive operations in the United States are represented by unions and covered by collective bargaining agreements. Approximately 99% of these unionized hourly employees in our Automotive sector are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW” or “United Automobile Workers”). Approximately two percent of our U.S. salaried employees are represented by unions. Most hourly employees and many non-management salaried employees of our subsidiaries outside of the United States also are represented by unions.
     Our average labor cost per-hour-worked for hourly employees of Ford in the United States, excluding subsidiaries, was as follows for the listed years:

	2006	2005
Earnings	$32.38	$31.64
Benefits	38.13	33.26

Total	$70.51	$64.90

     We have entered into collective bargaining agreements with the UAW, and the National Automobile, Aerospace, Transportation and General Workers Union of Canada (“CAW” or “Canadian Automobile Workers”). Among other things, our agreements with the UAW and CAW provide for guaranteed wage and benefit levels throughout the term of the respective agreements, and provide for significant employment security. As a practical matter, these agreements may restrict our ability to eliminate product lines, close plants, and divest businesses during the terms of the agreements. Our agreement with the UAW expires on September 14, 2007, and our agreement with the CAW expires on September 16, 2008. Historically, negotiation of new collective bargaining agreements with the UAW and CAW have typically resulted in increases in wages and benefits, including retirement benefits; some of these increases typically have been provided to salaried employees as well.
     In 2006, we negotiated new Ford collective bargaining agreements with labor unions in Argentina, Australia, Brazil, Britain, France, Germany, Mexico, Russia, and Vietnam. We also negotiated new collective bargaining agreements to cover employees at our Jaguar (Britain) and Volvo (Sweden) affiliates.
     In 2007, we are or will be negotiating new collective bargaining agreements with labor unions in Argentina, Belgium, Brazil, France, India, Mexico, New Zealand, Philippines, Russia, Southern Africa, Spain, Taiwan, Thailand, United States (hourly and salaried), Venezuela and Vietnam. We will also negotiate new collective bargaining agreements at our Aston Martin (Britain), Land Rover (Britain), and Volvo (Sweden) affiliates.

ITEM 1. Business (continued)
ENGINEERING, RESEARCH AND DEVELOPMENT
     We engage in engineering, research and development primarily to improve the performance (including fuel efficiency), safety, and customer satisfaction of our products, and to develop new products. We also have staffs of scientists who engage in basic research. We maintain extensive engineering, research and design centers for these purposes, including large centers in Dearborn, Michigan; Dunton, Gaydon and Whitley, England; Gothenburg, Sweden; and Aachen and Merkenich, Germany. Most of our engineering, research and development relates to our Automotive sector. In general, our engineering activities that do not involve basic research or product development, such as manufacturing engineering, are excluded from our engineering, research and development charges discussed below.
     During the last three years, we recorded charges to our consolidated income for engineering, research and development we sponsored in the following amounts: $7.2 billion (2006), $8 billion (2005), and $7.4 billion (2004). Any customer-sponsored research and development activities that we conduct are not material.
ITEM 1A. Risk Factors
     We have listed below (not necessarily in order of importance or probability of occurrence) the most significant risk factors applicable to us:
Continued decline in market share. Our overall market share in the United States has declined in each of the past five years, from 21.1% in 2002 to 17.1% in 2006. The decline in overall market share primarily reflects a decline in our retail market share, which excludes fleet sales, during the past five years from 16.3% in 2002 to 11.8% in 2006. Because a high proportion of our costs are fixed, these volume reductions have had an adverse impact on our results of operations. While we are attempting to stabilize our market share and reduce our capacity over time through the restructuring actions described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview,” we cannot be certain that we will be successful. Continued declines in our market share could have a substantial adverse effect on our results of operations and financial condition.
Continued or increased price competition resulting from industry overcapacity, currency fluctuations or other factors. The global automotive industry is intensely competitive, with overall manufacturing capacity far exceeding current demand. For example, the global automotive industry is estimated to have had excess capacity of 14.8 million units in 2006. Industry overcapacity has resulted in many of our principal competitors offering marketing incentives on vehicles in an attempt to maintain market share. These marketing incentives have included a combination of subsidized financing or leasing programs, price rebates and other incentives. As a result, we have not necessarily been able to increase prices sufficiently to offset higher costs of marketing incentives or other cost increases (e.g., for commodities or health care) or the impact of adverse currency fluctuations in either the U.S. or European markets. While we, General Motors and DaimlerChrysler have each announced plans to reduce capacity significantly, these reductions will take several years to complete and will only partially address the industry’s overcapacity problems. A continuation or increase in these trends could have a substantial adverse effect on our results of operations and financial condition.
A market shift (or an increase in or acceleration of market shift) away from sales of trucks or sport utility vehicles, or from sales of other more profitable vehicles in the United States. Trucks and sport utility vehicles historically have represented some of our most profitable vehicle segments and the segment in which we have our highest market share. During the past few years, there has been a general shift in consumer preferences away from medium- and large-sized sport utility vehicles, which has adversely affected our overall market share and our profitability. A continuation or acceleration of this general shift in consumer preferences away from sport utility vehicles, or a similar shift in consumer preferences away from truck sales or other more profitable vehicle sales, whether because of higher fuel prices, declines in the construction industry or otherwise, could have an increasingly adverse effect on our results of operations and financial condition.

ITEM 1A. Risk Factors (continued)
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
     Moreover, like other manufacturers, we have a high proportion of costs that are fixed, so that relatively small changes in wholesale unit volumes may dramatically affect overall profitability. In recent years, industry demand has remained at high levels. Should industry demand soften because of slowing or negative economic growth in key markets or other factors, our results of operations and financial condition could be substantially adversely affected. For additional discussion of economic trends, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”
Lower-than-anticipated market acceptance of new or existing products. Offering highly desirable vehicles can mitigate the risks of increasing price competition and declining demand. Conversely, offering vehicles that are perceived to be less desirable (whether in terms of price, quality, styling, safety, overall value or otherwise) can exacerbate these risks. For example, if a new model were to experience quality issues at the time of launch, the vehicle’s perceived quality could be affected even after the issues had been corrected, resulting in lower sales volumes, market share and profitability.
Continued or increased high prices for or reduced availability of fuel. A continuation of or further increase in high prices for fuel or reduced availability of fuel, particularly in the United States, could result in weaker demand for relatively more profitable large and luxury car and truck models and increased demand for relatively less profitable small cars and trucks. An acceleration of such a trend, as demonstrated in the short-term with the spike in fuel prices following Hurricanes Katrina and Rita in the U.S. Gulf Coast region in 2005, could have a substantial adverse effect on our financial condition and results of operations.
Currency or commodity price fluctuations. As a resource-intensive manufacturing operation, we are exposed to a variety of market and asset risks, including the effects of changes in foreign currency exchange rates, commodity prices and interest rates. These risks affect our Automotive and Financial Services sectors. We monitor and manage these exposures as an integral part of our overall risk management program, which recognizes the unpredictability of markets and seeks to reduce the potentially adverse effects on our business. Nevertheless, changes in currency exchange rates, commodity prices and interest rates cannot always be predicted or hedged. In addition, because of intense price competition and our high level of fixed costs, we may not be able to address such changes even if they are foreseeable. Substantial changes in these rates and prices could have a substantial adverse effect on our financial condition and results of operations. For additional discussion of currency or commodity price risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
Adverse effects from the bankruptcy or insolvency of a major competitor. We and certain of our major competitors have substantial “legacy” costs (principally related to employee benefits) that put each of us at a competitive disadvantage to other competitors. The bankruptcy or insolvency of a major competitor with substantial “legacy” costs could result in that competitor gaining a significant cost advantage (by eliminating or reducing contractual obligations to unions and other parties through bankruptcy proceedings). In addition, the bankruptcy or insolvency of a major auto manufacturer likely could lead to substantial disruptions in the automotive supply base, which could have a substantial adverse impact on our financial condition and results of operations.

ITEM 1A. Risk Factors (continued)
Economic distress of suppliers that has in the past and may in the future require us to provide financial support or take other measures to ensure supplies of components or materials. Automobile manufacturers continue to experience commodity cost pressures and the effects of industry overcapacity. These factors have also increased pressure on the industry’s supply base, as suppliers cope with higher commodity costs, lower production volumes and other challenges. As a result, suppliers have been less able to absorb commodity cost increases or to achieve productivity improvements, and, therefore, less willing to reduce prices to us. We have taken and may continue to take actions to provide financial assistance to certain suppliers to ensure an uninterrupted supply of materials and components. For example, in 2005 we reacquired from Visteon twenty-three North American facilities in order to protect our supply of components. In connection with this transaction, we forgave $1.1 billion of Visteon’s liability to us for employee-related costs, and incurred a pre-tax loss of $468 million.
Labor or other constraints on our ability to restructure our business. Substantially all of the hourly employees in our Automotive operations in the United States and Canada are represented by unions and covered by collective bargaining agreements. Our agreement with the United Automobile Workers union expires in September 2007 and will be renegotiated this year. Our agreement with the Canadian Automobile Workers union expires in September 2008 and will be renegotiated next year. These agreements provide for guaranteed wage and benefit levels throughout their terms and provide for significant employment security. As a practical matter, these agreements restrict our ability to eliminate product lines, close plants, and divest businesses during the terms of the agreements. These agreements may also limit our ability to change local work rules and practices to encourage flexible manufacturing and other efficiency-related improvements. Accordingly, unless we are able to negotiate significant changes to these agreements, they may impede our ability to restructure our business successfully to compete more effectively in today’s global marketplace. For discussion of our restructuring plans, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”
Work stoppages at Ford or supplier facilities or other interruptions of supplies. A work stoppage could occur at Ford or supplier facilities, most likely as a result of disputes under existing collective bargaining agreements with labor unions, or in connection with negotiations of new collective bargaining agreements, such as the renegotiation in 2007 of our agreement with the United Automobile Workers union. A dispute under an existing collective bargaining agreement could arise, for example, as a result of efforts to implement restructuring actions, such as those discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.” A work stoppage for this or other reasons at Ford or its suppliers, or an interruption or shortage of supplies for any reason (e.g., financial distress, natural disaster or production difficulties affecting a supplier), if protracted, could substantially adversely affect our financial condition and results of operations.
Single-source supply of components or materials. Some components used in our vehicles (e.g., certain diesel engines) are available from a single supplier and cannot be quickly or inexpensively re-sourced to another supplier due to long lead times and contractual commitments that might be required by another supplier in order to provide the component or materials. In addition to the risks described above regarding interruption of supplies, which are exacerbated in the case of single-source suppliers, the exclusive supplier of a key component potentially could exert significant bargaining power over price, quality, warranty claims or other terms relating to a component.
Substantial pension and postretirement healthcare and life insurance liabilities impairing our liquidity or financial condition. We have two principal qualified defined benefit retirement plans in the United States that provide noncontributory benefits to employees. Certain of our U.S. and non-U.S. subsidiaries have separate similar noncontributory plans that generally provide similar types of benefits for their employees. In addition, we, and certain of our subsidiaries, sponsor plans to provide selected health care and life insurance benefits for retired employees. See Note 23 of the Notes to the Financial Statements for more information about these plans, including funded status.
      Our U.S. defined benefit pension plans are subject to Title IV of the Employee Retirement Income Security Act of 1974 (“ERISA”). Under Title IV of ERISA, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority under certain circumstances or upon the occurrence of certain events to terminate an underfunded pension plan. One of those circumstances is the occurrence of an event that unreasonably increases the risk of unreasonably large losses to the PBGC. Although we believe that it is not likely that the PBGC will terminate any of our plans, in the event that our U.S. pension plans were to be terminated at a time when the liabilities of the plans exceeded the assets of the plans, we would incur a liability to the PBGC that could be equal to the entire amount of the underfunding.

ITEM 1A. Risk Factors (continued)
      If our cash flows and capital resources were to be insufficient to fund our pension or postretirement healthcare and life insurance obligations, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness. In addition, if our operating results and available cash were to be insufficient to meet our pension or postretirement healthcare and life insurance obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our pension or postretirement healthcare and life insurance obligations. We might not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds might not be adequate to meet any pension or postretirement healthcare and life insurance obligations then due.
Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates, investment returns, health care cost trends). The measurement of our obligations, costs and liabilities associated with benefits pursuant to our postretirement benefit plans requires that we estimate the present values of projected future payments to all participants. We use many assumptions in calculating these estimates, including assumptions related to discount rates, investment returns on designated plan assets, health care cost trends, and demographic experience (e.g., mortality and retirement rates). To the extent that actual results are less favorable than our assumptions, there could be a substantial adverse impact on our financial condition and results of operations. For additional discussion of these assumptions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and Note 23 of the Notes to Financial Statements.
The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns and/or increased warranty costs. Meeting or exceeding many government-mandated safety standards is costly, especially where standards may conflict with the need to reduce vehicle weight in order to meet government-mandated emissions and fuel-economy standards. Government safety standards also require manufacturers to remedy defects related to motor vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that they do not comply with a safety standard. Should we or government safety regulators determine that a safety or other defect or a noncompliance exists with respect to certain of our vehicles prior to the start of production, the launch of such vehicle could be delayed until such defect is remedied. The costs associated with any protracted delay in new model launches necessary to remedy such defect, or the cost of recall campaigns to remedy such defects in vehicles that have been sold, could be substantial.
Increased safety, emissions (e.g., CO2), fuel economy or other (e.g., pension funding) regulation resulting in higher costs, cash expenditures, and/or sales restrictions. The worldwide automotive industry is governed by a substantial number of governmental regulations, which often differ by state, region and country. In the United States and Europe, for example, governmental regulation has arisen primarily out of concern for the environment, greater vehicle safety and a desire for improved fuel economy. Many governments regulate local product content and/or impose import requirements as a means of creating jobs, protecting domestic producers and influencing their balance of payments. The cost of complying with these requirements can be substantial.
      Our ability to comply with CAFE or greenhouse gas emissions standards depends heavily on the alignment of these standards with actual consumer demand. If consumers demand vehicles that are relatively large, have high performance, and/or are feature-laden while regulatory standards are skewed toward vehicles that are smaller and more economical, compliance becomes problematic. Moreover, if legislative or regulatory requirements call for rapid, substantial increases in fleet average fuel economy (or decreases in fleet average greenhouse gas emissions), the Company may not have adequate resources and time to make major product changes across most or all of its vehicle fleet. If significant increases in CAFE standards are imposed beyond those presently in effect or proposed, or if state greenhouse gas regulations are not overturned, we may be forced to take various costly actions that could have substantial adverse effects on our sales volume and profits. For example, we may have to curtail production of certain vehicles such as family-size, luxury, and high-performance cars and full-size light-trucks; restrict offerings of selected engines and popular options; and/or increase market support programs for our most fuel-efficient cars and light-trucks in order to maintain compliance. See “Item 1. Governmental Standards” for additional discussion.

ITEM 1A. Risk Factors (continued)
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
A change in our requirements for parts or materials where we have entered into long-term supply arrangements that commit us to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller (“take-or-pay” contracts). We have entered into a number of long-term supply contracts that require us to purchase a fixed quantity of parts to be used in the production of our vehicles. If our need for any of these parts were to lessen, we could still be required to purchase a specified quantity of the part or pay a minimum amount to the seller pursuant to the take-or-pay contract. We also have entered into a small number of long-term supply contracts for raw materials (for example, precious metals used in catalytic converters) that require us to purchase a fixed percentage of mine output. If our need for any of these raw materials were to lessen, or if a supplier’s output of materials were to increase, we could be required to purchase more materials than we need.
Adverse effects on our operations resulting from certain geo-political or other events. We conduct a significant portion of our business in countries outside of the United States, and are pursuing growth opportunities in a number of emerging markets. These activities expose us to, among other things, risks associated with geo-political events, such as a governmental takeover (i.e., nationalization) of our manufacturing facilities; disruption of operations in a particular country as a result of political or economic instability, the outbreak of war or the expansion of hostilities; or acts of terrorism. Such events could have a substantial adverse effect on our financial condition and results of operations.
Substantial negative Automotive operating-related cash flows for the near- to medium-term affecting our ability to meet our obligations, invest in our business or refinance our debt. During the next few years, we expect substantial negative operating-related cash outflows. Future borrowings may not be available to us under our credit facilities or otherwise in amounts sufficient to enable us to pay our indebtedness and to fund our other liquidity needs. For example, if we are unable to meet certain covenants of our $11.5 billion secured credit facility established in December 2006 (e.g., if the value of assets pledged do not exceed outstanding borrowings), we will not be able to borrow under the facility. If our cash flow is worse than expected due to an economic recession, work stoppages, increased pension contributions or otherwise, or if we are unable to borrow under our credit facilities or otherwise for these purposes, we may need to refinance or restructure all or a portion of our indebtedness on or before maturity, reduce or delay capital investments, or seek to raise additional capital. We may not be able to implement one or more of these alternatives on terms acceptable to us, or at all. The terms of our existing or future debt agreements may restrict us from pursuing any of these alternatives. Should our cash flow be worse than anticipated or we fail to achieve any of these alternatives, this could materially adversely affect our ability to repay our indebtedness and otherwise have a substantial adverse effect on our financial condition and results of operations. For further information on our liquidity and capital resources, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 15 of the Notes to the Financial Statements.
Substantial levels of Automotive indebtedness adversely affecting our financial condition or preventing us from fulfilling our debt obligations (which may grow because we are able to incur substantially more debt, including additional secured debt). As a result of our recent financing actions and our other debt, we are a highly leveraged company. Our significant Automotive debt service obligations could have important consequences, including the following: our high level of indebtedness could make it difficult for us to satisfy our obligations with respect to our outstanding indebtedness; our ability to obtain additional financing for working capital, capital expenditures, acquisitions, if any, or general corporate purposes may be impaired; we must use a substantial portion of our cash flow from operations to pay interest on our indebtedness, which will reduce the funds available to us for operations and other purposes; and our high level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business. The more leveraged we become, the more we become exposed to the risks described herein. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 15 of the Notes to the Financial Statements for additional information regarding our indebtedness.

ITEM 1A. Risk Factors (continued)
Inability of Ford Credit to access debt or securitization markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades or otherwise. The lowering of credit ratings for Ford and Ford Credit has increased borrowing costs and caused Ford Credit’s access to the unsecured debt markets to become more restricted. In response, Ford Credit has increased its use of securitization and other sources of liquidity. Over time, and particularly in the event of any further credit rating downgrades or a significant decline in the demand for the types of securities it offers, Ford Credit may need to reduce the amount of receivables it purchases or originates. A significant reduction in the amount of receivables Ford Credit purchases or originates would significantly reduce ongoing profits and could adversely affect Ford Credit’s ability to support the sale of Ford vehicles. For additional discussion, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Higher-than-expected credit losses. Credit risk is the possibility of loss from a customer’s or dealer’s failure to make payments according to contract terms. Credit risk (which is heavily dependent upon economic factors including unemployment, consumer debt service burden, personal income growth, dealer profitability and used car prices) has a significant impact on Ford Credit’s business. The level of credit losses Ford Credit may experience could exceed its expectations. For additional discussion regarding credit losses, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.”
Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles. No single company is a dominant force in the automotive finance industry. Most of Ford Credit’s bank competitors in the United States use credit aggregation systems that permit dealers to send, through a single standard system, retail credit applications to multiple finance sources to evaluate financing options offered by these finance sources. This process has resulted in greater competition based on financing rates. In addition, Ford Credit is facing increased competition on wholesale financing for Ford dealers. Competition from such competitors with lower borrowing costs may increase, which could adversely affect Ford Credit’s profitability and the volume of its business.
Changes in interest rates. Ford Credit is exposed to interest rate risk, and the particular market to which it is most exposed is U.S. dollar LIBOR. Ford Credit’s interest rate risk exposure results principally from “re-pricing risk,’’ or differences in the re-pricing characteristics of assets and liabilities. Any inability to adequately control this exposure could adversely affect its business. For additional discussion of interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”
      To limit the impact of interest rate changes, Ford Credit has entered into long-term interest rate swaps with large notional balances, many of which are “receive-fixed, pay-float” interest rate swaps. Such swaps increase in value to Ford Credit when interest rates decline, and decline in value when interest rates rise. When interest rate swaps are not in designated hedging relationships, changes in the fair values of these derivatives due to interest rate movements can cause substantial earnings volatility.
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
Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles. Ford Credit projects expected residual values (including residual value support payments from Ford) and return volumes of the vehicles it leases. Actual proceeds realized by Ford Credit upon the sale of returned leased vehicles at lease termination may be lower than the amount projected, which reduces the profitability of the lease transaction. Among the factors that can affect the value of returned lease vehicles are the volume of vehicles returned, economic conditions, and the quality or perceived quality, safety or reliability of the vehicles. All of these, alone or in combination, have the potential to adversely affect Ford Credit’s profitability. For additional discussion regarding residual value, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.”

ITEM 1A. Risk Factors (continued)
New or increased credit, consumer or data protection or other regulations resulting in higher costs and/or additional financing restrictions. As a finance company, Ford Credit is highly regulated by governmental authorities in the locations where it operates. In the United States, its operations are subject to regulation, supervision and licensing under various federal, state and local laws and regulations, including the federal Truth-in-Lending Act, Equal Credit Opportunity Act and Fair Credit Reporting Act. In some countries outside the United States, Ford Credit’s subsidiaries are regulated banking institutions and are required, among other things, to maintain minimum capital reserves. In many other locations, governmental authorities require companies to have licenses in order to conduct financing businesses. Efforts to comply with these laws and regulations impose significant costs on Ford Credit, and affect the conduct of its business. Additional regulation could add significant cost or operational constraints that might impair its profitability.
ITEM 1B. Unresolved Staff Comments
     None to report.
ITEM 2. Properties
     Our principal properties include manufacturing and assembly facilities, distribution centers, warehouses, sales or administrative offices and engineering centers.
     We own substantially all of our U.S. manufacturing and assembly facilities, although many of these properties have been pledged to secure indebtedness. Our facilities are situated in various sections of the country and include assembly plants, engine plants, casting plants, metal stamping plants, transmission plants, and other component plants. Most of our distribution centers are leased (we own approximately 42% of the total square footage). A substantial amount of our warehousing is provided by third-party providers under service contracts. Because the facilities provided pursuant to third-party service contracts need not be dedicated exclusively or even primarily to our use, these spaces are not included in the number of distribution centers/warehouses listed in the table below. All of the warehouses that we operate are leased, although many of our manufacturing and assembly facilities contain some warehousing space. Substantially all of our sales offices are leased space. Approximately 92% of the total square footage of our engineering centers and our supplementary research and development space is owned by us.
     In addition, we maintain and operate manufacturing plants, assembly facilities, parts distribution centers, and engineering centers outside of the United States. We own substantially all of our non-U.S. manufacturing plants, assembly facilities, and engineering centers. The majority of our parts distribution centers outside of the United States are either leased or provided by vendors under service contracts. As in the United States, space provided by vendors under service contracts need not be dedicated exclusively or even primarily to our use, and is not included in the number of distribution centers/warehouses listed in the table below.
     The total number of plants, distribution centers/warehouses, engineering and research and development sites, and sales offices used by our Automotive segments are shown in the table below:

			Distribution	Engineering,	Sales
Segment	Plants		Centers/Warehouses	Research/Development	Offices
Ford North America	54	*	31	39	38
Ford South America	7		1	0	0
Ford Europe	19		7	5	10
PAG	14		3	4	16
Ford Asia Pacific and Africa/Mazda	13		3	2	5

Total	107		45	50	69

*	We have announced plans to cease operations at a number of North American manufacturing facilities as part of our restructuring actions; the number above does not include plants that have been idled to date. For further discussion of our restructuring actions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.” Included in the table above are 13 plants operated by ACH; of these, we have reached agreement in principle to sell three plants. We also have announced that we intend to sell or idle all plants currently operated by ACH by the end of 2008.

ITEM 2. Properties (continued)
     Included in the number of plants shown above are several plants that are not operated directly by us, but rather by consolidated joint ventures that operate plants that support our Automotive sector. Following are the most significant of these consolidated joint ventures and the number of plants they own:
•	AutoAlliance International (“AAI”) — a 50/50 joint venture with Mazda (of which we own approximately 33.4%), which operates as its principal business an automobile vehicle assembly plant in Flat Rock, Michigan. AAI currently produces the Mazda6 and Ford Mustang models. Ford supplies all of the hourly and substantially all of the salaried labor requirements to AAI, and AAI reimburses Ford for the full cost of that labor.

•	Ford Otosan — a joint venture in Turkey between Ford (41% partner), the Koc Group of Turkey (41% partner) and public investors (18%) that is our single source supplier of the Ford Transit Connect vehicle and our sole distributor of Ford vehicles in Turkey. In addition, Ford Otosan makes the Ford Transit series and the Cargo truck for the Turkish and export markets, and certain engines and transmissions, most of which are under license. This joint venture owns and operates two plants and a parts distribution depot in Turkey.

•	Getrag Ford Transmissions GmbH — a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG, a German company, to which we transferred our European manual transmission operations in Halewood, England; Cologne, Germany; and Bordeaux, France. In 2004, Volvo Car Corporation (“Volvo Cars”) transferred its manual transmission operations from its Köping, Sweden plant to this joint venture. The Getrag joint venture produces manual transmissions for our operations in Europe (Ford Europe and PAG). Ford currently supplies most of the hourly and salaried labor requirements of the operations transferred to this Getrag joint venture. Ford employees who worked at the manual transmission operations transferred at the time of formation of the joint venture are assigned to the joint venture by Ford. In the event of surplus labor at the joint venture, Ford employees assigned to the joint venture may return to Ford. Employees hired in the future to work in these operations will be employed directly by the joint venture. Getrag Ford Transmissions GmbH reimburses Ford for the full cost of the hourly and salaried labor supplied by Ford. This joint venture operates three plants.

•	Getrag All Wheel Drive AB — a joint venture in Sweden between Getrag Dana Holding GmbH (“Getrag/Dana”) (60% partner) and Volvo Cars (40% partner). In January 2004, Volvo Cars transferred to this joint venture its plant in Köping, Sweden. The joint venture produces all-wheel drive components. As noted above, the manual transmission operations at the Köping plant were transferred to Getrag Ford Transmissions GmbH. The hourly and salaried employees at the plant have become employees of the joint venture.

•	Tekfor Cologne GmbH (“Tekfor”) — a 50/50 joint venture of Ford-Werke GmbH (“Ford-Werke”) and Neumayer Tekfor GmbH, a German company, to which joint venture Ford-Werke transferred the operations of the Ford forge in Cologne. The joint venture produces forged components, primarily for transmissions and chassis, for use in Ford vehicles and for sale to third parties. Those Ford employees who worked at the Cologne Forge Plant at the time of the formation of the joint venture are assigned to Tekfor by Ford and remain Ford employees. In the event of surplus labor at the joint venture, Ford employees assigned to Tekfor may return to Ford. New workers at the joint venture will be hired as employees of the joint venture. Tekfor reimburses Ford for the full cost of Ford employees assigned to the joint venture. This joint venture operates one plant.

•	Pininfarina Sverige, AB — a joint venture between Volvo Cars (40% partner) and Pininfarina, S.p.A. (“Pininfarina”) (60% partner). In September 2003, Volvo Cars and Pininfarina established this joint venture for the engineering and manufacture of niche vehicles, starting with a new, small convertible (Volvo C70), which is distributed by Volvo. The joint venture began production of the new car at the Uddevalla Plant in Sweden, which was transferred from Volvo Cars to the joint venture in December 2005, and is the joint venture’s only plant.

•	Ford Vietnam Limited — a joint venture between Ford (75% partner) and Song Cong Diesel (25% partner). Ford Vietnam assembles and distributes several Ford vehicles in Vietnam, including Escape, Everest, Focus, Mondeo, Ranger and Transit models. This joint venture operates one plant.

•	Ford Lio Ho Motor Company Ltd. (“FLH”) — a joint venture in Taiwan among Ford (70% partner), the Lio Ho Group (25% partner) and individual shareholders (5% ownership in aggregate) that assembles a variety of Ford and Mazda vehicles sourced from Ford as well as Mazda and Suzuki. In addition to domestic assembly, FLH also has

ITEM 2. Properties (continued)
local product development capability to modify vehicle designs for local needs, and imports Ford-brand built-up vehicles from Europe and the United States. This joint venture operates one plant.
     In addition to the plants that we operate directly or that are operated by consolidated joint ventures, additional plants that support our Automotive sector are operated by other, unconsolidated joint ventures of which we are a partner. These additional plants are not included in the number of plants shown in the table above. The most significant of these joint ventures are:
•	AutoAlliance (Thailand) (“AAT”) — a joint venture among Ford (50%), Mazda (45%) and a Thai affiliate of Mazda’s (5%), which owns and operates a manufacturing plant in Rayong, Thailand. AAT produces the Ford Everest, Ford Ranger and Mazda B-Series pickup trucks for the Thai market and for export to over 100 countries worldwide (other than North America), in both built-up and kit form.

•	Blue Diamond Truck, S de RL de CV — a joint venture between Ford (49% partner) and International Truck and Engine Corporation (51% partner), a subsidiary of Navistar International Corporation (“Navistar”). Blue Diamond Truck develops and manufactures selected medium and light commercial trucks in Mexico and sells the vehicles to Ford and Navistar for their own independent distribution. Blue Diamond Truck manufactures Ford F-650/750 medium-duty commercial trucks that are sold in the United States and Canada; Navistar medium-duty commercial trucks that are sold in Mexico; and a low-cab-forward, light-/medium-duty commercial truck for each of Ford and Navistar.

•	Tenedora Nemak, S.A. de C.V. — a joint venture between Ford (15% partner) and a subsidiary of Mexican conglomerate Alfa S.A. de C.V. (85% partner), which owns and operates, among other facilities, our former Canadian castings operations, and supplies engine blocks and heads to several of our engine plants. Ford supplies a portion of the hourly labor requirements for the Canadian plants, for which it is fully reimbursed by the joint venture.

•	Changan Ford Mazda Automobile Corporation, Ltd. (“CFMA”) — a joint venture between Ford (35% partner), Mazda (15% partner) and the Chongqing Changan Automobile Co., Ltd. (“Changan”) (50% partner). Through its facility in the Chinese city of Chongqing, CFMA produces and distributes in China the Ford Fiesta, Mondeo and Focus, the Mazda3 and the Volvo S40. In 2005, CFMA received approval from the Chinese government for the establishment of a new vehicle manufacturing plant in the Chinese city of Nanjing, which is now under construction.

•	Changan Ford Mazda Engine Company, Ltd. (“CFME”) — a joint venture between Ford (25% partner), Mazda (25% partner) and the Chongqing Changan Automobile Co., Ltd (50% partner). CFME is located in the City of Nanjing, and will produce the Ford New I4 and Mazda BZ engines in support of the assembly of Ford- and Mazda-branded vehicles manufactured in China.

•	Jiangling Motors Corporation, Ltd. (“JMC”) — a publicly-traded company in China with Ford (30% shareholder) and Jiangxi Jiangling Holdings, Ltd. (41% shareholder) as its controlling shareholders. Jiangxi Jiangling Holdings, Ltd. is a 50/50 joint venture between Chongqing Changan Automobile Co., Ltd. and Jiangling Motors Company Group. The public investors of JMC own 29% of its outstanding shares. JMC assembles the Ford Transit van and other non-Ford-technology-based vehicles for distribution in China.

•	Ford Malaysia Sdn. Bhd. — a joint venture between Ford (49% partner) and Tractors Malaysia, a publicly-traded subsidiary of Sime Darby (51% partner). Ford Malaysia distributes Ford vehicles assembled by its wholly-owned subsidiary Associated Motor Industries Malaysia, Sdn. Bhd., an assembly company, including Econovan, Escape, Everest, Laser and Ranger models.
     The furniture, equipment and other physical property owned by our Financial Services operations are not material in relation to their total assets.
     The facilities owned or leased by us or our subsidiaries and joint ventures described above are, in the opinion of management, suitable and more than adequate for the manufacture and assembly of our products.

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
ASBESTOS MATTERS
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
     The extent of our financial exposure to asbestos litigation remains very difficult to estimate. The majority of our asbestos cases do not specify a dollar amount for damages, and in many of the other cases the dollar amount specified is the jurisdictional minimum. The vast majority of these cases involve multiple defendants, with the number in some cases exceeding one hundred. Many of these cases also involve multiple plaintiffs, and we are often unable to tell from the pleadings which of the plaintiffs are making claims against us (as opposed to other defendants). Our annual payout and related defense costs in asbestos cases had been increasing between 1999 and 2003, and began to decline in 2004 and 2005. In 2006, these costs again decreased; however, they may become substantial in the future.
ENVIRONMENTAL MATTERS
     General. We have received notices under various federal and state environmental laws that we (along with others) may be a potentially responsible party for the costs associated with remediating numerous hazardous substance storage, recycling or disposal sites in many states and, in some instances, for natural resource damages. We also may have been a generator of hazardous substances at a number of other sites. The amount of any such costs or damages for which we may be held responsible could be substantial. The contingent losses that we expect to incur in connection with many of these sites have been accrued and those losses are reflected in our financial statements in accordance with generally accepted accounting principles. However, for many sites, the remediation costs and other damages for which we ultimately may be responsible are not reasonably estimable because of uncertainties with respect to factors such as our

ITEM 3. Legal Proceedings (continued)
connection to the site or to materials there, the involvement of other potentially responsible parties, the application of laws and other standards or regulations, site conditions, and the nature and scope of investigations, studies, and remediation to be undertaken (including the technologies to be required and the extent, duration, and success of remediation). As a result, we are unable to determine or reasonably estimate the amount of costs or other damages for which we are potentially responsible in connection with these sites, although that total could be substantial.
     Woodhaven Stamping Plant Letter of Violation. In 2005, the Michigan Department of Environmental Quality (“DEQ”) issued a letter of violation to Ford’s Woodhaven Stamping Plant alleging that the facility had failed to properly report emissions from boilers and space heaters, and that the facility had failed to apply for a Title V permit as required by Michigan law. We have resolved this matter and paid a fine of $47,500.
     Edison Assembly Plant Concrete Disposal. During demolition of our Edison Assembly Plant, we discovered very low levels of contaminants in the concrete slab. The concrete was crushed and reused by several developers as fill material at ten different off-site locations. The New Jersey Department of Environmental Protection (“DEP”) asserts that some of these locations may not have been authorized to receive the waste. In March 2006, the DEP ordered Ford, its supplier MIG-Alberici, Inc., and the developer Edgewood Properties, Inc., to investigate, and if appropriate, remove contaminated materials. Ford has substantially completed the work at a number of locations, and Edgewood is completing the investigation and remediation at several locations that it owns. Also in March 2006, the New Jersey Attorney General’s office issued a grand jury subpoena and civil information request to Ford. We are fully cooperating with the DEP and the Attorney General’s office to resolve this matter.
     California Environmental Action. On September 20, 2006, the California Attorney General filed a complaint in the United States District Court for the Northern District of California against Ford, General Motors, Toyota, Honda, DaimlerChrysler and Nissan, seeking monetary damages on a joint and several basis for economic and environmental harm to California caused by global warming. The complaint alleges that cars and trucks sold in the United States constitute an environmental public nuisance under federal and California state common law. We believe that this suit is without merit, and we are filing for dismissal as soon as practicable. Two years ago, eight states (including California) and several other plaintiffs filed a similar environmental public nuisance claim in the United States District Court for the Southern District of New York against five public utilities. That case was dismissed in 2005, when the United States District Court for the Southern District of New York concluded that the suit presented non-justiciable political questions. The public utilities case has been appealed to the United States Court of Appeals for the Second Circuit.
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
     Explorer Class Actions. An Illinois state court certified a statewide class of purchasers and lessees of 1991-2001 Ford Explorers equipped with Firestone ATX or Wilderness tires who have not experienced any problems with either the tires or the vehicles (Rowan v. Ford Motor Company). The complaint alleges that Explorers are unstable and that the Firestone tires are defective. Plaintiffs claim that the value of the vehicles was diminished because of the alleged defects and seek unspecified actual and compensatory damages and other relief. No trial date is currently scheduled.
     A California state court certified a statewide class of purchasers and lessees of 1990-2000 Ford Explorers (Gray v. Ford Motor Company and four coordinated cases). The complaint alleges that Explorers are unstable and that Ford concealed information about them. Plaintiffs seek relief similar to that sought in Rowan. Trial is scheduled for April 2007.
     There are also 14 purported statewide class actions pending in several states, raising allegations similar to those raised in Rowan and in Gray, and seeking similar relief. Bridgestone-Firestone, Inc. (“Firestone”) was a co-defendant in most of these cases, but settled all claims against it in these cases. The only remaining claims in these cases are based on the Explorer’s alleged rollover propensity.

ITEM 3. Legal Proceedings (continued)
     Paint Class Actions. A state court in Madison County, Illinois certified a nationwide class of owners of 1989-96 model year vehicles that have experienced paint peeling. Plaintiffs contend that their vehicles’ paint is defective in that there was a substantial risk of topcoat or clearcoat delamination, and that Ford failed to disclose that risk. Plaintiffs seek unspecified compensatory damages (in an amount to cover the cost of repainting their vehicles and to compensate for alleged diminution in value), punitive damages, attorneys’ fees and interest. No trial date is currently scheduled.
     Blue Oval Certified Program Class Action. On January 31, 2007, the United States District Court for the District of New Jersey certified a nationwide class of dealers who were franchisees of Ford Motor Company’s Ford Division at any time during the period mid-2000 through March 2005. Plaintiffs allege that Ford’s Blue Oval Certified Program, which was designed to reward dealers who obtained high customer satisfaction ratings, violated the Robinson-Patman Act, the Automobile Dealer’s Day in Court Act, and various state laws. The complaint seeks injunctive and declaratory relief, and unspecified damages (including compensatory, statutory, treble and punitive damages). We plan to appeal the class certification order.
OTHER MATTERS
     ERISA Fiduciary Litigation. A purported class action lawsuit is pending in the United States District Court for the Eastern District of Michigan naming as defendants Ford Motor Company and several of our current or former employees and officers (Nowak, et al. v. Ford Motor Company, et al., along with three consolidated cases). The lawsuit alleges that the defendants violated ERISA by failing to prudently and loyally manage funds held in employee savings plans sponsored by Ford. Specifically, the plaintiffs allege (among other claims) that the defendants violated fiduciary duties owed to plan participants by continuing to offer Ford Common Stock as an investment option in the savings plans. The defendants deny the plaintiffs’ allegations, and intend to defend this matter vigorously.
     SEC Pension and Post-Employment Benefit Accounting Inquiry. On October 14, 2004, the Division of Enforcement of the Securities and Exchange Commission (“SEC”) notified us that it was conducting an inquiry into the methodology used to account for pensions and other post-employment benefits. We are one of several companies to receive a request for information as part of this inquiry. We continue to cooperate with the SEC in providing the information requested.
     SEC Restatement Inquiry. We were contacted in November 2006 by the Division of Corporation Finance and the Division of Enforcement of the SEC for additional information regarding the disclosures in the Current Reports on Form 8-K dated October 20, 2006, the Annual Reports on Form 10-K/A for the year ended December 31, 2005, and the Quarterly Reports on Form 10-Q for the period ended September 30, 2006 filed by Ford and Ford Credit relating to our restatement of financial results. As previously disclosed, we are voluntarily cooperating with these informal inquiries.
     Diesel Engine Litigation. In January 2007, we filed suit in Michigan state court against the single-source supplier of diesel engines for our Super Duty F-Series pickup trucks. Among other things, our suit seeks reimbursement for warranty and related costs involving prior model-year diesel engines supplied by International Truck and Engine Corporation (“International”) (a subsidiary of Navistar International Transportation Corporation). As of February 26, 2007, International has announced that it has suspended production of our 6.4L diesel engines. We believe this action is unlawful, and we intend vigorously to pursue our legal rights. Our Super Duty F-Series pickup trucks are among our most profitable vehicles; any protracted interruption of the supply of engines from International could have a substantial adverse effect on our financial condition and results of operation.
ITEM 4. Submission of Matters to a Vote of Security Holders
     Not required.

ITEM 4A. Executive Officers of Ford
     Our executive officers and their positions and ages at February 9, 2007 are as follows:

		Present Position
Name	Position	Held Since	Age
William Clay Ford, Jr. (a)	Executive Chairman and Chairman of the Board	September 2006	49

Alan Mulally (b)	President and Chief Executive Officer	September 2006	61

Lewis W. K. Booth	Executive Vice President -Ford Europe and Premier Automotive Group; Chairman -Jaguar, Land Rover, Volvo and Ford Europe	October 2005	58

Mark Fields	Executive Vice President -President, The Americas	October 2005	46

Donat R. Leclair, Jr.	Executive Vice President and Chief Financial Officer	August 2003	55

Mark A. Schulz (c)	Executive Vice President	October 2005	54

Michael E. Bannister	Group Vice President -Chairman and Chief Executive Officer, Ford Motor Credit Company	April 2004	57

Francisco Codina	Group Vice President -North America Marketing, Sales and Service	March 2006	55

John Fleming	Group Vice President -President and Chief Executive Officer, Ford Europe	October 2005	56

Derrick M. Kuzak	Group Vice President -Global Product Development	December 2006	55

Joe W. Laymon	Group Vice President -Corporate Human Resources and Labor Affairs	October 2003	54

J C. Mays	Group Vice President -Design and Chief Creative Officer	August 2003	52

Ziad S. Ojakli	Group Vice President -Corporate Affairs	January 2004	39

John G. Parker	Group Vice President -Asia Pacific, Africa and Mazda	September 2006	59

Richard Parry-Jones	Group Vice President -Chief Technical Officer	August 2001	55

Peter J. Daniel	Senior Vice President and Controller	September 2006	60

David G. Leitch	Senior Vice President and General Counsel	April 2005	46

(a)	Also a Director, Chair of the Office of the Chairman and Chief Executive, Acting Chair of the Finance Committee and a member of the Environmental and Public Policy Committee of the Board of Directors.

(b)	Also a Director and member of the Office of the Chairman and Chief Executive and the Finance Committee of the Board of Directors.

(c)	Mr. Schulz has announced his intention to retire.

ITEM 4A. Executive Officers of Ford (continued)
     All of the above officers, except those noted below, have been employed by Ford or its subsidiaries in one or more capacities during the past five years. Described below are the recent positions (other than those with Ford or its subsidiaries) held by those officers who have not yet been with Ford or its subsidiaries for five years:
•	Prior to joining Ford in September 2006, Mr. Mulally served as executive vice president of The Boeing Company, and president and chief executive officer of Boeing Commercial Airplanes. Mr. Mulally also was a member of Boeing’s Executive Council, and served as Boeing’s senior executive in the Pacific Northwest. He was named Boeing’s president of Commercial Airplanes in September 1998; the responsibility of chief executive officer for the business unit was added in March 2001.

•	Mr. Leitch served as the Deputy Assistant and Deputy Counsel to President George W. Bush from December 2002 to March 2005. From June 2001 until December 2002, he served as Chief Counsel for the Federal Aviation Administration, overseeing a staff of 290 in Washington and the agency’s 11 regional offices. Prior to June 2001, Mr. Leitch was a partner at Hogan & Hartson LLP in Washington DC, where his practice focused on appellate litigation in state and federal court.

•	Mr. Ojakli served as Principal Deputy for Legislative Affairs for President George W. Bush from December 2002 to 2003, and was Deputy Assistant to the President from 2001 to 2002. Prior to that, from 1998 to 2000, he was the Policy Director and Chief of Staff to the Senate Republican Conference Secretary.
     Under our By-Laws, the executive officers are elected by the Board of Directors at the Annual Meeting of the Board of Directors held for this purpose. Each officer is elected to hold office until his or her successor is chosen or as otherwise provided in the By-Laws.
PART II
     ITEM 5. Market for Ford’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our Common Stock is listed on the New York Stock Exchange in the United States and on certain stock exchanges in Belgium, France, Switzerland and the United Kingdom.
     The table below shows the high and low sales prices for our Common Stock and the dividends we paid per share of Common and Class B Stock for each quarterly period in 2005 and 2006:

	2005				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Common Stock price
per share (a)
High	$14.75	$11.69	$11.19	$10.00	$8.96	$8.05	$9.48	$9.19
Low	10.94	9.07	9.55	7.57	7.39	6.17	6.06	6.85
Dividends per share of Common and Class B Stock (b)	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.05	$0.00

(a)	New York Stock Exchange composite interday prices as listed in the price history database available at www.NYSEnet.com.

(b)	On December 15, 2006, we entered into a new secured credit facility which contains a covenant prohibiting us from paying any dividends (other than dividends payable solely in stock) on our Common and Class B Stock, subject to certain limited exceptions. As a result, it is unlikely that we will pay any dividends in the foreseeable future. See Note 15 of the Notes to the Financial Statements for more information regarding the secured credit facility and related covenants.
     As of February 9, 2007, stockholders of record of Ford included 172,480 holders of Common Stock (which number does not include 1,425 former holders of old Ford Common Stock who have not yet tendered their shares pursuant to our recapitalization, known as the Value Enhancement Plan, which became effective on August 9, 2000) and 103 holders of Class B Stock.

ITEM 5. Market for Ford’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)
     During the fourth quarter of 2006, we purchased shares of our Common Stock as follows:

			Total Number of
			Shares	Maximum Number
		Average	Purchased	(or Approximate Dollar Value)
	Total Number	Price	as Part of Publicly	of Shares that May Yet Be
	of Shares	Paid	Announced Plans	Purchased Under the
Period	Purchased*	per Share	or Programs	Plans or Programs
				No publicly announced
Oct. 1, 2006 through Oct. 31, 2006	1,731,686	$8.21	0	repurchase program in place

				No publicly announced
Nov. 1, 2006 through Nov. 30, 2006	1,691,819	$8.61	0	repurchase program in place

				No publicly announced
Dec. 1, 2006 through Dec. 31, 2006	2,124,176	$7.32	0	repurchase program in place

Total	5,547,681	$7.99	0

*	We currently do not have a publicly announced repurchase program in place. Of the 5,547,681 shares purchased, 5,532,458 shares were purchased from the Ford Motor Company Savings and Stock Investment Plan for Salaried Employees (“SSIP”) and the Tax Efficient Savings Plan for Hourly Employees (“TESPHE”). Shares are generally purchased from SSIP and TESPHE when participants in those plans elect to sell units in the Ford Stock Fund upon retirement, upon termination of employment with the Company, related to an in-service distribution, or to fund a loan against an existing account balance in the Ford Stock Fund. Shares are not purchased from these plans when a participant transfers account balances out of the Ford Stock Fund and into another investment option under the plans. For the full year 2006, we purchased 23,766,410 shares on such basis from participants in SSIP and TESPHE. The remaining shares were acquired from our employees or directors in accordance with our various compensation plans as a result of share withholdings to pay income taxes with respect to: (i) the lapse of restrictions on restricted stock, (ii) the issuance of unrestricted stock, including issuances as a result of the conversion of restricted stock equivalents, or (iii) to pay the exercise price and related income taxes with respect to certain exercises of stock options.

ITEM 6. Selected Financial Data
     The following table sets forth selected financial data for each of the last five years (dollar amounts in millions, except per share amounts).

	2006	2005	2004	2003	2002
SUMMARY OF OPERATIONS
Total Company
Sales and revenues	$160,123	$176,896	$172,316	$166,095	$167,000
Income/(loss) before income taxes	$(15,051)	$1,079	$4,109	$914	$4,036
Provision/(credit) for income taxes	(2,646)	(845)	643	(46)	1,459
Minority interests in net income of subsidiaries	210	280	282	314	367

Income/(loss) from continuing operations	(12,615)	1,644	3,184	646	2,210
Income/(loss) from discontinued operations	2	47	(146)	(143)	(333)
Cumulative effects of change in accounting principle	—	(251)	—	(264)	(1,002)

Net income/(loss)	$(12,613)	$1,440	$3,038	$239	$875

Automotive Sector
Sales	$143,307	$153,474	$147,119	$139,433	$134,706
Operating income/(loss)	(17,921)	(4,188)	(200)	(1,035)	(507)
Income/(loss) before income taxes	(17,017)	(3,874)	(178)	(1,387)	(957)

Financial Services Sector
Revenues	$16,816	$23,422	$25,197	$26,662	$32,294
Income/(loss) before income taxes	1,966	4,953	4,287	2,301	4,993

Total Company Data Per Share of Common and Class B Stock
Basic:
Income/(loss) from continuing operations	$(6.72)	$0.89	$1.74	$0.35	$1.21
Income/(loss) from discontinued operations	—	0.03	(0.08)	(0.08)	(0.19)
Cumulative effects of change in accounting principle	—	(0.14)	—	(0.14)	(0.55)

Net income/(loss)	$(6.72)	$0.78	$1.66	$0.13	$0.47

Diluted:
Income/(loss) from continuing operations	$(6.72)	$0.87	$1.59	$0.35	$1.14
Income/(loss) from discontinued/held-for-sale operations	—	0.02	(0.07)	(0.08)	(0.16)
Cumulative effects of change in accounting principle	—	(0.12)	—	(0.14)	(0.47)

Net income/(loss)	$(6.72)	$0.77	$1.52	$0.13	$0.51

Cash dividends	$0.25	$0.40	$0.40	$0.40	$0.40

Common stock price range (NYSE Composite)
High	$9.48	$14.75	$17.34	$17.33	$18.23
Low	6.06	7.57	12.61	6.58	6.90
Average number of shares of Common and Class B Stock outstanding (in millions)	1,879	1,846	1,830	1,832	1,819

SECTOR BALANCE SHEET DATA AT YEAR-END
Assets
Automotive Sector	$122,634	$113,825	$113,251	$111,208	$100,140
Financial Services Sector	169,050	162,194	189,188	195,509	187,576
Intersector elimination	(1,467)	(83)	(2,753)	(3,356)	(5,865)

Total assets	$290,217	$275,936	$299,686	$303,361	$281,851

Long-term Debt
Automotive Sector	$28,514	$16,900	$17,250	$18,758	$13,363
Financial Services Sector	115,859	103,080	112,080	123,655	121,304

Total long-term debt	$144,373	$119,980	$129,330	$142,413	$134,667

Stockholders’ Equity	$(3,465)	$13,442	$17,437	$13,459	$7,633

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Generation of Revenue, Income and Cash
     Our Automotive sector’s revenue, income and cash are generated primarily from sales of vehicles to our dealers and distributors (i.e., our customers). Vehicles we produce generally are subject to firm orders from our customers and are deemed sold (with the proceeds from such sale recognized in revenue) immediately after they are produced and shipped to our customers. This is not the case, however, with respect to vehicles produced for sale to daily rental car companies that are subject to a guaranteed repurchase option or vehicles produced for use in our own fleet (including management evaluation vehicles). Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option are accounted for as operating leases, with lease revenue and profits recognized over the term of the lease. When we sell the vehicle at auction, we recognize a gain or loss on the difference, if any, between actual auction value and the projected auction value. In addition, revenue for finished vehicles we sell to customers or vehicle modifiers on consignment is not recognized until the vehicle is sold to the ultimate customer. Therefore, except for the impact of the daily rental units sold subject to a guaranteed repurchase option, those units placed into our own fleet, and those units for which recognition of revenue is otherwise deferred, wholesale volumes to our customers and revenue from such sales are closely linked with our production.
     Most of the vehicles sold by us to our dealers and distributors are financed at wholesale by Ford Credit. Upon Ford Credit originating the wholesale receivable related to a dealer’s purchase of a vehicle, Ford Credit pays cash to the relevant legal entity in our Automotive sector in payment of the dealer’s obligation for the purchase price of the vehicle. The dealer then pays the wholesale finance receivable when it sells the vehicle to a retail customer.
     Our Financial Services sector’s revenue is generated primarily from interest on finance receivables, net of certain deferred origination costs that are included as a reduction of financing revenue, and such revenue is recognized over the term of the receivable using the interest method. Also, revenue from operating leases, net of certain deferred origination costs, is recognized on a straight-line basis over the term of the lease. Income is generated to the extent revenues exceed expenses, most of which are interest, depreciation and operating expenses.
     Transactions between our Automotive and Financial Services sectors occur in the ordinary course of business. For example, Ford Credit receives interest supplements and other support cost payments from the Automotive sector in connection with special vehicle financing and leasing programs that it sponsors. Ford Credit records these payments as revenue, and the Automotive sector makes the related cash payments, over the expected life of the related finance receivable or operating lease. See Note 1 of the Notes to the Financial Statements for a more detailed discussion of transactions and payments between our Automotive and Financial Services sectors. Our Automotive sector records the estimated costs of marketing incentives, including dealer and retail customer cash payments (e.g., rebates) and costs of special financing and leasing programs, as a reduction to revenue. These reductions to revenue are accrued at the later of the date the related vehicle sales to the dealer are recorded or at the date the incentive program is both approved and communicated.
Key Economic Factors and Trends Affecting the Automotive Industry
     Excess Capacity. According to CSM Worldwide, an automotive research firm, in 2006 the estimated automotive industry global production capacity for light vehicles (about 79 million units) significantly exceeded global production of cars and trucks (about 65 million units). In North America and Europe, the two regions where the majority of revenue and profits are earned in the industry, excess capacity was an estimated 16% and 14%, respectively. According to production capacity data projected by CSM Worldwide, global excess capacity conditions could continue for several more years, with planned capacity reductions announced by us and General Motors Corporation offset by increases in capacity additions in Asia Pacific markets.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Pricing Pressure. Excess capacity, coupled with a proliferation of new products being introduced in key segments by the industry, will keep pressure on manufacturers’ ability to increase prices on their products. In addition, the incremental new U.S. manufacturing capacity of Japanese and Korean manufacturers in recent years has contributed, and is likely to continue to contribute, to the severe pricing pressure in that market. For example, in 2006, Toyota completed construction of an assembly plant in Texas that reportedly will be capable of producing at least 200,000 full-size pick-up trucks per year. The reduction of real prices for similarly contented vehicles in the United States has become more pronounced since the late 1990s, and we expect that a challenging pricing environment will continue for some time to come. In addition, the Japanese yen remains weak against the U.S. dollar and at historic lows against the euro, contributing substantially to Japanese vehicle manufacturers’ significant cost advantage, especially on exports from Japan to these markets. In Europe, the automotive industry also has experienced intense pricing pressure for several years, exacerbated in recent years by the Block Exemption Regulation discussed above in “Item 1. Business — Automotive Sector.”
     Consumer Spending Trends. We expect, however, that a decline in or the inability to increase vehicle prices could be offset by the spending habits of consumers and their propensity to purchase over time higher-end, more expensive vehicles and/or vehicles with more features. Over the next decade, in the United States and other mature markets, we expect that growth in spending on vehicle mix and content will change generally in line with GDP or above. The benefits of this to revenue growth in the automotive industry are significant. In the United States, for example, consumers in the highest income brackets are buying more often and are more frequently buying upscale.
     Although growth in wholesales (i.e., volume) will be greatest in emerging markets in the next decade, we expect that the mature automotive markets (e.g., North America, Western Europe, and Japan) will continue to be the source of a majority of global industry revenues. We also expect that the North American market will continue as the single largest source of revenue for the automotive industry in the world.
     Health Care Expenses. In 2006, our health care expenses for U.S. employees, retirees, and their dependents were $3.1 billion, with about $1.8 billion for postretirement health care and the balance for active employee health care and other retiree expense.
     Although we have taken measures to have employees and retirees bear a higher portion of the costs of their health care benefits, we expect our health care costs to continue to increase. For 2007, our trend assumptions for U.S. health care costs include an initial trend rate of six percent, gradually declining to a steady state trend rate of five percent reached in 2011. These assumptions include the effect of actions we are taking and expect to take to offset health care inflation, including eligibility management, employee education and wellness programs, competitive sourcing, and employee cost sharing.
     Commodity and Energy Price Increases. Commodity price increases, particularly for steel and resins (which are our two largest commodity exposures and among the most difficult to hedge), have occurred recently and are continuing during a period of strong global demand for these materials. In addition, energy prices continued to increase significantly in 2006. In particular, gasoline prices in the United States increased in volatility and rose to levels over $3.00 per gallon in 2006. Although prices have moderated somewhat, they remain and are expected to remain at high levels. This has had an adverse effect on the demand for full- and medium-sized sport utility vehicles and trucks in the United States.
     Currency Exchange Rate Volatility. The U.S. dollar has depreciated against most major currencies since 2002. This created downward margin pressure on auto manufacturers that have U.S. dollar revenue with foreign currency cost. Because we produce vehicles in Europe (e.g., Jaguar, Land Rover, Aston Martin and Volvo models) for sale in the United States and produce components in Europe (e.g., engines) for use in some of our North American vehicles, we experienced margin pressure. Although this pressure was offset partially by gains on foreign exchange derivatives, this offset declines over time due to the expiration of favorable hedges previously put in place. We, like many other automotive manufacturers with sales in the United States, are not always able to price for depreciation of the U.S. dollar due to the extremely competitive pricing environment in the United States.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Other Economic Factors. Additional factors have recently affected the performance of the automotive industry. In the United States, 2006 was a period of a significant contraction in the housing market. As a result, residential construction of new homes declined by 4.2% (after inflation). This adjustment had two effects on automotive sales and revenue — directly, through its adverse effect on GDP growth, and as a contributing factor to potential softer demand for truck sales. Both of these factors may continue to contribute to lower light vehicle sales in the United States.
     CO2 Emissions Standards for Medium and Heavy Trucks. New, more stringent U.S. regulatory requirements for truck emissions took effect on January 1, 2007, which increased the cost of engines used in medium and heavy trucks. These standards did not apply to vehicles purchased prior to the implementation of the new regulations. As a result, sales of medium and heavy trucks were elevated in 2006 as buyers pulled ahead orders that they would otherwise have made at a later date. This may result in a deterioration of the sales pace for medium and heavy trucks in 2007.
Trends and Strategies
     The global automotive marketplace has become increasingly fragmented and crowded, and we anticipate that this trend will continue to accelerate into the future. Anticipating little growth in the overall volume of vehicles sold in North America for the foreseeable future, we expect more manufacturers to offer an increasing number of products in this market. To address this market reality and the factors and trends affecting the automotive industry discussed above, we have been focusing on the following four key priorities:
•	Restructuring the Company to be profitable at lower volumes and with a changed vehicle mix;

•	Accelerating product development and reducing manufacturing complexity;

•	Obtaining and maintaining adequate liquidity to fund the first two priorities; and

•	Working together through teamwork and accountability.
Restructuring the Company
     To compete more effectively in today’s global marketplace, and particularly in North America, we have embarked on a plan to restructure aggressively our Automotive business to address the realities of lower demand, higher fuel prices and the shifting model mix from trucks and large SUVs to more fuel-efficient vehicles.
     On January 23, 2006, we announced a major business improvement plan for our North American Automotive operations, which we referred to as the Way Forward plan. On September 15, 2006, responding to changing facts and circumstances, we announced an acceleration of this plan, including actions designed to further reduce operating costs and increase the flow of new products.
Personnel reductions
     Acceleration of the Way Forward plan includes additional reductions of our capacity and workforce to contribute to our goal of reducing annual North America operating costs by about $5 billion by the end of 2008 as compared with 2005. Our accelerated plan reduces salaried-related costs through the elimination of the equivalent of about 14,000 salaried-related positions, which represents about one-third of our North American salaried workforce. This reduction includes our elimination of the equivalent of nearly 5,000 salaried positions by the end of 2006; the additional reductions are being achieved through early retirements, voluntary separations and, as necessary, involuntary separations, with most employee departures expected to be completed by the end of the first quarter of 2007.
     By agreement with the UAW, we also extended early retirement or separation packages to all U.S. hourly employees, including Ford employees at our ACH plants. Through year-end 2006, about 37,000 hourly employees represented by the UAW had accepted (and not rescinded) an early retirement or separation offer. The vast majority of these employees are expected to separate from the Company by September 2007, though many of the offers include an opportunity for the employee to rescind acceptance until the time of separation. The accelerated plan to sell or close all ACH facilities by the end of 2008 will result in additional personnel reductions.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Overall, including ACH hourly employees, at December 31, 2006 we had about 89,000 hourly employees in North America (including Canada and Mexico), which is down from about 99,500 employees at year-end 2005. By the end of 2008, our plan is to operate with between 55,000 to 60,000 hourly employees in North America.
Capacity alignment
     We also intend to reduce and realign our vehicle assembly capacity to bring it more in line with demand and shifting customer preferences. There are several ways to measure our vehicle assembly capacity, two of which are installed capacity and manned capacity. Installed capacity refers to the physical capability of the plant and equipment to assemble vehicles if fully manned. Manned capacity refers to the degree to which the installed capacity has been staffed. In addition, in North America there generally exists the capability to work overtime or schedule downtime to adjust the manned capacity in the short term to match sales.
     In the longer term, a useful measure of capacity is maximum installed capacity. This reflects the full physical capacity of the plant and equipment, including maximum overtime. In the shorter term, a useful measure is straight-time manned capacity. This reflects the extent to which labor is being utilized to make the installed capacity capable of actually assembling vehicles.
     Since year-end 2005, we have reduced our North American maximum installed capacity (with all plants operating on two shifts) and straight-time manned capacity from 4.8 million units and 3.6 million units, respectively, to 4.1 million units and 3.4 million units, respectively. As indicated in the table below, our plan is to further reduce our North American assembly capacity on both bases by the end of 2008. Our projected North American vehicle production divided by our planned maximum installed assembly capacity of 3.6 million units results in a capacity utilization rate of 84% in 2008. Our North American straight-time manned capacity utilization in 2008 is projected to be 100% as a result of plant idlings as well as shift eliminations and line speed reductions. Reducing our manned capacity in this manner allows us to achieve major cost savings and coordinates plant idlings with planned product changes, which we believe is the best economic approach.

	2008 Projected
	Assembly	Capacity
	Capacity	Utilization
Capacity Measure	(mil. units)	(percent)
Maximum Installed *	3.6	84%
Manned Straight-Time	3.0	100%

*	Based on a two-shift operating pattern
We plan to reduce our maximum installed assembly capacity in North America by the end of the decade so that it closely matches projected sales of Ford, Lincoln and Mercury brand units.
     As part of this reduction, we have announced plans to idle 16 North American manufacturing facilities, including seven vehicle assembly plants, by the end of 2012. Of these, the following nine facilities have been or are planned to be idled by the end of 2008:
•	Atlanta Assembly Plant (idled in 2006);

•	Batavia Transmission Plant (to be idled in 2008);

•	Essex Engine Plant (to be idled in 2007);

•	Maumee Stamping Plant (to be idled in 2008);

•	Norfolk Assembly Plant (to be idled in 2007);

•	St. Louis Assembly Plant (idled in 2006);

•	Twin Cities Assembly Plant (to be idled in 2008);

•	Windsor Casting Plant (to be idled in 2007); and

•	Wixom Assembly Plant (to be idled in 2007).

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Also, in 2007, we have eliminated or plan to eliminate a shift at each of the Norfolk, Twin Cities, St. Thomas (Ontario) and Michigan Truck assembly plants, and plan to add a third crew at the Dearborn Truck Assembly Plant to accommodate additional F-150 truck production.
     Additionally, we plan to sell or close all of the 13 remaining ACH plants by the end of 2008. Of these, we have entered into nonbinding memoranda of understanding for the sale of three ACH plants.
Accelerating Product Development and Reducing Manufacturing Complexity
     As part of our acceleration of the Way Forward plan, 70 percent of Ford, Lincoln, and Mercury products (by volume) in North America will be new or significantly upgraded by the end of 2008 compared with 2006 models; these efforts will include the expansion of our product lineup in growth segments such as crossover vehicles. We have most recently introduced or will introduce in the next few months the following new models:
•	Ford North America: the all-new Ford Edge and Lincoln MKX crossover models, substantially new versions of the Ford Expedition and Lincoln Navigator models, new models of our segment-leading Ford Super Duty trucks, and new versions of the Lincoln MKZ sedan and Ford Escape and Mercury Mariner compact sport utility vehicles and hybrids;

•	Ford Europe: the award-winning Ford S-MAX crossover vehicle (named “Car of the Year 2007” in Europe), Galaxy minivan, and Transit truck (named “International Van of the Year 2007” in Europe); and

•	PAG: Jaguar XKR coupe, Land Rover/Freelander/LR2 SUVs, Volvo S80 sedan and Volvo C30 coupe.
In addition, we are continuing to invest in new gasoline, flexible-fuel, diesel, hydrogen, and hybrid powertrains, as well as fuel-saving six-speed transmission technology.
     We plan to accelerate the development of new products designed to meet shifting consumer preferences for more fuel-efficient, smaller vehicles. To facilitate this, we have reorganized our product development activities into a unified and integrated global organization that reports directly to our Chief Executive Officer, and we are developing a truly global product plan that takes full advantage of our global product development assets, technologies and people. By leveraging our scale, we will be able to apply our global product development capital and engineering resources to fewer vehicle platforms, drivetrains and powertrains. This commonality of platforms, drivetrains and powertrains, in turn, will reduce complexity in our vehicles and processes. Moreover, as we make our investments in new products, we will continue to improve our production system’s quality, productivity and flexibility.
     Ford’s I-4 Duratec engine family (1.8L through 2.5L) is an example of how commonality can work. The I-4 Duratec is being used by Ford Europe (Focus and Mondeo models), Volvo (S40 model), Ford Asia Pacific (Focus and Volvo S40 models), Ford North America (Focus, Escape/Mariner, Fusion/Milan models), and by Mazda in several of its vehicles. For the Ford-brand models, this is expected to represent production in 2007 of more than 800,000 I-4 Duratec engines and annual production in the next few years of more than one million engines.
Obtaining and Maintaining Adequate Liquidity
     As discussed below under “Liquidity and Capital Resources — Automotive Sector” and in Note 15 of the Notes to the Financial Statements, we obtained $23.5 billion of new liquidity in December 2006, including proceeds from a convertible debt offering of $4.95 billion, proceeds from a secured term loan of $7 billion and a secured revolving credit facility of $11.5 billion. This resulted in total automotive liquidity of about $46 billion at year-end 2006, which we believe should allow us to fund the restructuring and product development priorities discussed above, and provide us with a cushion for a recession or other unforeseen events in the near term.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Working Together through Teamwork and Accountability
     Our global management team is focused on a single, company-wide global business plan that establishes clear performance goals for the entire Company. This requires all functions — product development, purchasing, information technology, manufacturing, etc, — across the globe to work together and be accountable to meet the performance goals established by our business plan.
     To facilitate this, our senior management team has established weekly meetings to assess our progress against the business plan goals, to identify risks to meeting and opportunities for exceeding those goals, and to make decisions about actions to take to mitigate risks or implement opportunities to stay on track to meet or exceed those goals.
Financial Impact and Assumptions
     Execution of the four priorities discussed above is expected to result in our Ford North America segment, and our Automotive sector overall, being profitable in 2009. This projection is based on the following operating assumptions in the 2008 and 2009 time period:
•	Sales volume and mix of products stabilizing in North America, with U.S. market share in the 14% to 15% range for Ford, Lincoln and Mercury brands, and lower fleet sales as a percentage of total sales. This in part reflects cessation in 2006 of production of the Ford Taurus sedan in Atlanta and Ford Freestar and Mercury Monterey minivans in Oakville, Ontario. In addition, we expect growth in sales volumes outside the United States.

•	Cumulative reduction in annual operating costs for our Ford North America segment of about $5 billion by the end of 2008 compared with 2005, largely reflecting the personnel and capacity reductions discussed above, and continuing cost improvements in 2009.
     For a discussion of our liquidity needs and uses during this period, see “Liquidity and Capital Resources — Automotive Sector” below. For a discussion of the outlook for our 2007 full-year performance, see “Outlook” below.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
RESULTS OF OPERATIONS
FULL-YEAR 2006 RESULTS OF OPERATIONS
     Our worldwide net income was a loss of $12.6 billion or $6.72 per share of Common and Class B Stock in 2006, down $14 billion from a profit of $1.4 billion or $0.77 per share in 2005.
     Results by business sector for 2006, 2005, and 2004 are shown below (in millions):

	2006	2005	2004
Income/(loss) before income taxes
Automotive Sector	$(17,017)	$(3,874)	$(178)
Financial Services Sector	1,966	4,953	4,287

Total Company	(15,051)	1,079	4,109
Provision for/(benefit from) income taxes (a)	(2,646)	(845)	643
Minority interests in net income/(loss) of subsidiaries (b)	210	280	282

Income/(loss) from continuing operations	(12,615)	1,644	3,184
Income/(loss) from discontinued operations	2	47	(146)
Cumulative effect of change in accounting principle (c)	—	(251)	—

Net income/(loss)	$(12,613)	$1,440	$3,038

(a)	See Note 18 of the Notes to the Financial Statements for disclosure regarding 2006 effective tax rate.

(b)	Primarily related to Ford Europe’s consolidated 41%-owned affiliate, Ford Otosan; the decrease in 2006 primarily reflected the impact on deferred tax balances of tax law changes in Turkey. The pre-tax results for Ford Otosan were $509 million in 2006, $503 million in 2005, and $452 million in 2004. See “Item 2. Properties” for additional discussion of Ford Otosan.

(c)	See Note 27 of the Notes to the Financial Statements.
     Included in Income/(loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”). The following table details 2006, 2005, and 2004 special items by segment or business unit (in millions):

	2006	2005	2004
Automotive Sector
Ford North America
Jobs Bank Benefits and personnel-reduction programs (a)	$(4,760)	$(401)	$—
Pension curtailment charges	(2,741)	—	—
Fixed asset impairment charges	(2,200)	—	—
U.S. plant idlings (primarily fixed-asset write-offs)	(281)	—	—
Visteon-related charges (primarily valuation allowance against employee-related receivables) (b)	—	(468)	(600)
Fuel-cell technology charges	—	(116)	(182)
Divestiture of non-core business (Beanstalk Group, LLC)	—	(59)	—
Changes in state non-income tax law	—	85	—

Total Ford North America	(9,982)	(959)	(782)
Ford South America
Legal settlement relating to social welfare tax liability	110	—	—
Ford Europe
Personnel-reduction programs	(84)	(510)	(49)
Premier Automotive Group (“PAG”)
Jaguar and Land Rover fixed asset impairment charges	(1,600)	(1,300)	—
Personnel-reduction programs/Other	(378)	(245)	(110)
Ford Asia Pacific and Africa/Mazda
Personnel-reduction programs	(103)	(33)	—
Mazda pension transfer	115	—	—
Divestiture of non-core business (certain Australia dealerships)	—	14	(81)
Other Automotive
Divestiture of non-core businesses (primarily related to Kwik-Fit Group Limited)	—	152	17

Total Automotive Sector	(11,922)	(2,881)	(1,005)

Financial Services Sector
Divestiture of non-core business (The Hertz Corporation (“Hertz”))	—	1,499	—
Property clean-up settlement	—	—	45

Total	$(11,922)	$(1,382)	$(960)

(a)	See Note 17 of the Notes to the Financial Statements for definition and discussion of Jobs Bank Benefits.

(b)	See Notes 19 and 23 of the Notes to the Financial Statements for discussion of Visteon-related charges.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
AUTOMOTIVE SECTOR RESULTS OF OPERATIONS
     Our discussion of Automotive sector results of operations is on a pre-tax basis.
2006 Compared with 2005
     Details by Automotive segment or business unit of Income/(loss) before income taxes are shown below (in millions):

			2006
			Over/
			(Under)
	2006	2005	2005
The Americas
Ford North America	$(15,969)	$(2,444)	$(13,525)
Ford South America	661	399	262

Total The Americas	(15,308)	(2,045)	(13,263)
Ford Europe and PAG
Ford Europe	371	(437)	808
PAG	(2,322)	(1,634)	(688)

Total Ford Europe and PAG	(1,951)	(2,071)	120
Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa	(250)	42	(292)
Mazda and Associated Operations	245	255	(10)

Total Ford Asia Pacific and Africa/Mazda	(5)	297	(302)
Other Automotive	247	(55)	302

Total	$(17,017)	$(3,874)	$(13,143)

     Details of Automotive sector sales and wholesale unit volumes by Automotive segment or business unit for 2006 and 2005 are shown below:

		Sales				Wholesales (a)
	(in billions)				(in thousands)
			2006				2006
			Over/(Under)				Over/(Under)
	2006	2005	2005		2006	2005	2005
The Americas
Ford North America	$69.4	$80.6	$(11.2)	(14)%	3,051	3,410	(359)	(11)%
Ford South America	5.7	4.4	1.3	30	381	335	46	14

Total The Americas	75.1	85.0	(9.9)	(12)	3,432	3,745	(313)	(8)
Ford Europe and PAG
Ford Europe	30.4	29.9	0.5	2	1,846	1,753	93	5
PAG	30.0	30.3	(0.3)	(1)	730	764	(34)	(4)

Total Ford Europe and PAG	60.4	60.2	0.2	—	2,576	2,517	59	2
Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa (b)	6.5	7.7	(1.2)	(15)	517	473	44	9
Mazda and Associated Operations (c)	1.3	0.6	0.7	—	72	32	40	—

Total Ford Asia Pacific and Africa/Mazda	7.8	8.3	(0.5)	(6)	589	505	84	17

Total	$143.3	$153.5	$(10.2)	(7)%	6,597	6,767	(170)	(3)%

(a)	Wholesale unit volumes generally are reported on a where-sold basis, and include all Ford-badged units and units manufactured by Ford that are sold to other manufacturers, as well as units distributed for other manufacturers. Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option, as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), are included in wholesale unit volumes. For a discussion of our revenue recognition policy for these sales, see Note 2 of the Notes to the Financial Statements.

(b)	Included in wholesale unit volumes of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 159,000 and 87,000 units in 2006 and 2005, respectively. “Sales” above does not include revenue from these units.

(c)	Reflects sales of Mazda6 by our consolidated subsidiary, AutoAlliance International, Inc. (“AAI”), beginning with the consolidation of AAI in the third quarter of 2005. See Note 13 of the Notes to the Financial Statements.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Details of Automotive sector market share for selected markets for 2006 and 2005, along with the level of dealer stocks as of December 31, 2006 and 2005, are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
			2006				2006
			Over/(Under)				Over/(Under)
Market	2006	2005	2005		2006	2005	2005
U.S. (b)	16.0%	17.0%	(1.0	)pts.	570	733	(163)
South America (b) (c)	11.5	12.0	(0.5)		40	33	7
Europe (b) (d)	8.5	8.5	—		322	342	(20)
PAG — U.S./Europe (d)	1.1/2.1	1.2/2.2	(0.1)/(0.1)		34/67	45/69	(11)/(2)
Asia Pacific and Africa (b) (e) (f)	2.4	2.4	—		50	50	—

(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, as well as some vehicles reflected in our inventory.

(b)	Includes only Ford and, in certain markets (primarily U.S.), Lincoln and Mercury brands.

(c)	South America market share is based on vehicle retail sales for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador, and Venezuela).

(d)	European 2006 market share is based, in part, on estimated vehicle registrations for our 19 major European markets. See "Item 1. Business'' for discussion of these markets.

(e)	Asia Pacific and Africa 2006 market share is based on estimated vehicle retail sales for our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand, and Vietnam).

(f)	Dealer-owned stocks for Asia Pacific and Africa include primarily Ford-brand vehicles as well as a small number of units distributed for other manufacturers.
Overall Automotive Sector
     The decline in earnings reflected the effect of Jobs Bank Benefits charges and higher personnel-reduction program charges for our Ford North America segment, unfavorable volume and mix (mainly lower market share, adverse product mix in Ford North America, and lower dealer stock levels), pension curtailment charges, impairment charges related to our long-lived assets in Ford North America and Jaguar and Land Rover operations, and unfavorable net pricing. These adverse factors were offset partially by favorable cost changes. Our efforts to restructure the Ford North America business resulted in the Jobs Bank Benefits and personnel-reduction program charges, and the related pension curtailment charges.
     The decline in revenue primarily reflected lower wholesale unit volumes in Ford North America, adverse product mix, and unfavorable net pricing.
     The table below details our 2006 cost changes at constant volume, mix, and exchange, excluding special items and discontinued operations (in billions):

		2006 Better/(Worse)
		Than
Explanation of Cost Changes		2005
Manufacturing and engineering	Primarily hourly and salaried personnel reductions and continued improvements in our plants and processes.	$ 1.0
Pension and Other Postretirement Employee Benefits (“OPEB”)	Primarily improvements beginning in the third quarter associated with our retiree health cost sharing agreement with the UAW, and improvements related to revisions to our salaried benefit plans, offset partially by the impact of reducing the discount rate and long-term expected return assumptions.	0.5
Overhead	Primarily related to salaried personnel reductions.	0.4
Net product	Pricing reductions from our suppliers and net design cost reductions, offset primarily by commodity price increases.	0.1
Depreciation and amortization	Acceleration of depreciation resulting from ongoing improvement plans including the announced facility idlings, offset partially by the favorable impact of impairment charges for long-lived assets and the favorable impact of the change in special tooling amortization methodology.	(0.1)
Warranty-related	Primarily reflects adjustments to Jaguar and Land Rover warranty accruals related to unfavorable prior model-year performance and the non-recurrence in 2006 of favorable reserve adjustments, offset partially by favorable coverage performance in Ford North America.	(0.1)
Advertising & Sales Promotions	Primarily increased advertising costs.	(0.3)

Total		$ 1.5

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Americas
     Ford North America Segment. The decline in earnings primarily reflected the effect of Jobs Bank Benefits charges and higher personnel-reduction program charges, unfavorable volume and mix (mainly adverse product mix, lower market share, a reduction in stock levels, and lower industry volumes), pension curtailment charges, unfavorable net pricing, and impairment charges related to our long-lived assets, offset partially by favorable cost changes. The favorable cost changes reflected improvements in pension and OPEB costs, manufacturing and engineering costs, warranty-related costs, and overhead costs.
     Ford South America Segment. The increase in earnings primarily reflected favorable net pricing, favorable volume and mix more than accounted for by higher industry volume, and a legal settlement relating to social welfare tax liability, offset partially by unfavorable cost changes. The unfavorable cost changes primarily reflected higher net product costs, and manufacturing and engineering costs.
Ford Europe and PAG
     Ford Europe Segment. The improvement in results primarily reflected reduced charges for personnel-reduction programs, favorable volume and mix, and favorable cost changes, offset partially by unfavorable changes in currency exchange rates. The favorable cost changes primarily reflected lower overhead costs, warranty-related costs, net product costs, and manufacturing and engineering costs, offset partially by higher pension costs.
     PAG Segment. The decline in earnings primarily reflected unfavorable warranty-related costs mainly associated with adjustments to warranty accruals for prior model-year vehicles (mainly at Jaguar and Land Rover), unfavorable currency exchange (mainly related to the expiration of favorable hedges), and higher impairment charges for long-lived assets of the Jaguar and Land Rover operations. These adverse factors were offset partially by favorable manufacturing and engineering costs, favorable volume and mix (mainly improved product and market mix, offset partially by lower market share primarily at Volvo and Jaguar and lower levels of dealer stocks) and lower net product costs.
Ford Asia Pacific and Africa/Mazda
     Ford Asia Pacific and Africa/Mazda Segment. The decline in results for Ford Asia Pacific and Africa primarily reflected unfavorable volume and mix (mainly adverse product mix including lower large car sales in Australia, and lower market share) and unfavorable changes in currency exchange rates. Wholesale unit volumes for the year increased, while revenue for the same period decreased. The increase in wholesale unit volumes is explained by higher unit sales in China and India, offset partially by declines in other markets (primarily Australia and Taiwan). Our revenue excludes wholesale unit volumes at our unconsolidated affiliates, primarily those in China. The decrease in revenue primarily reflects changes in currency exchange rates and a higher mix of small cars relative to the same period last year.
     The decrease in earnings for Mazda and Associated Operations primarily reflected the non-recurrence of gains on our investment in Mazda convertible bonds, and charges for personnel-reduction programs at AAI, offset partially by our share of a gain Mazda realized on the transfer of its pension liabilities back to the Japanese government. During the second half of 2005 and the first quarter of 2006, we converted to equity all of our Mazda convertible bonds, and, therefore, will no longer have income effects from mark-to-market adjustments for these bonds.
Other Automotive
     The improvement in results primarily reflected higher returns on invested cash, and a higher average cash portfolio, offset partially by the non-recurrence of a gain on the sale of our remaining interest in Kwik-Fit Group Limited.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
2005 Compared with 2004
     Details by Automotive segment or business unit of Income/(loss) before income taxes are shown below (in millions):

			2005
			Over/
			(Under)
	2005	2004	2004
The Americas
Ford North America	$(2,444)	$525	$(2,969)
Ford South America	399	144	255

Total The Americas	(2,045)	669	(2,714)
Ford Europe and PAG
Ford Europe	(437)	177	(614)
PAG	(1,634)	(830)	(804)

Total Ford Europe and PAG	(2,071)	(653)	(1,418)
Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa	42	(36)	78
Mazda and Associated Operations	255	118	137

Total Ford Asia Pacific and Africa/Mazda	297	82	215
Other Automotive	(55)	(276)	221

Total	$(3,874)	$(178)	$(3,696)

     Details of Automotive sector sales and wholesale unit volumes by Automotive segment or business unit for 2005 and 2004 are shown below:

		Sales				Wholesales (a)
	(in billions)				(in thousands)
			2005				2005
			Over/(Under)				Over/(Under)
	2005	2004	2004		2005	2004	2004
The Americas
Ford North America	$80.6	$83.0	$(2.4)	(3)%	3,410	3,613	(203)	(6)%
Ford South America	4.4	3.0	1.4	46	335	291	44	15

Total The Americas	85.0	86.0	(1.0)	(1)	3,745	3,904	(159)	(4)
Ford Europe and PAG
Ford Europe	29.9	26.5	3.4	13	1,753	1,736	17	1
PAG	30.3	27.6	2.7	10	764	773	(9)	(1)

Total Ford Europe and PAG	60.2	54.1	6.1	11	2,517	2,509	8	—
Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa (b)	7.7	7.0	0.7	10	473	429	44	10
Mazda and Associated Operations (c)	0.6	—	0.6	—	32	—	32	—

Total Ford Asia Pacific and Africa/Mazda	8.3	7.0	1.3	19	505	429	76	18

Total	$153.5	$147.1	$6.4	4%	6,767	6,842	(75)	(1)%

(a)	Wholesale unit volumes generally are reported on a where-sold basis, and include all Ford-badged units and units manufactured by Ford that are sold to other manufacturers, as well as units distributed for other manufacturers. Vehicles sold to daily rental car companies that are subject to a guaranteed repurchase option, as well as other sales of finished vehicles for which the recognition of revenue is deferred (e.g., consignments), are included in wholesale unit volumes. For a discussion of our revenue recognition policy for such sales, see Note 2 of the Notes to the Financial Statements.

(b)	Included in wholesales of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 87,000 and 66,000 units in 2005 and 2004, respectively. “Sales” above does not include revenue from these units.

(c)	Reflects sales of Mazda6 by our consolidated subsidiary, AAI, beginning with the consolidation of AAI in the third quarter of 2005. See Note 13 of the Notes to the Financial Statements.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Details of Automotive sector market share for selected markets for 2005 and 2004, along with the level of dealer stocks as of December 31, 2005 and 2004, are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
			2005				2005
			Over/(Under)				Over/(Under)
Market	2005	2004	2004		2005	2004	2004
U.S. (b)	17.0%	18.0%	(1.0	)pts.	733	794	(61)
South America (b) (c)	12.0	11.9	0.1		33	29	4
Europe (b) (d)	8.5	8.6	(0.1)		342	356	(14)
PAG — U.S./Europe (d)	1.2/2.2	1.3/2.3	(0.1)/(0.1)		45/69	41/68	4/1
Asia Pacific and Africa (b) (e) (f)	2.4	2.3	0.1		50	46	4

(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, as well as some vehicles reflected in our inventory.

(b)	Includes only Ford and, in certain markets (primarily U.S.), Lincoln and Mercury brands.

(c)	South America market share is based on vehicle retail sales for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador, and Venezuela).

(d)	European market share is based, in part, on vehicle registrations for our 19 major European markets.

(e)	Asia Pacific and Africa market share is based on vehicle retail sales for our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand, and Vietnam).

(f)	Dealer-owned stocks for Asia Pacific and Africa include primarily Ford-brand vehicles as well as a small number of units distributed for other manufacturers.
Overall Automotive Sector
     The decline in earnings reflected losses at our Ford North America segment, an impairment charge for long-lived assets of Jaguar and Land Rover operations, and higher charges for personnel reduction programs, offset partially by favorable market performance at Land Rover and increased earnings at our Ford South America segment, Other Automotive, and Ford Asia Pacific and Africa/Mazda segment.
     The improvement in revenues primarily reflected favorable product mix and favorable changes in currency exchange rates.
The Americas
     Ford North America Segment. The decline in results primarily reflected lower U.S. market share, unfavorable cost changes, lower dealer stock levels, charges for personnel-reduction programs, and unfavorable currency exchange. Unfavorable cost changes primarily reflected higher warranty-related costs and net product costs.
     Ford South America Segment. The increase in earnings primarily reflected favorable net pricing, higher industry volumes, and favorable currency exchange, offset partially by unfavorable cost changes. The unfavorable cost changes primarily reflected higher net product costs and overhead costs.
Ford Europe and PAG
     Ford Europe Segment. The decline in results primarily reflected higher charges for personnel-reduction programs, unfavorable net pricing, and adverse product and market mix, offset partially by favorable cost changes and favorable changes in currency exchange rates. The favorable cost changes primarily reflected lower manufacturing and engineering costs offset partially by unfavorable warranty-related costs.
     PAG Segment. The decline in earnings primarily reflected an impairment charge for long-lived assets of the Jaguar and Land Rover operations, unfavorable currency exchange, and higher charges for personnel-reduction programs, offset partially by favorable net pricing, improved product mix primarily reflecting the impact of new Land Rover products, and favorable cost changes. The favorable cost changes primarily reflected lower warranty-related costs and favorable manufacturing and engineering costs offset partially by higher net product costs.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Ford Asia Pacific and Africa/Mazda
     Ford Asia Pacific and Africa/Mazda Segment. The improvement in results for Ford Asia Pacific and Africa primarily reflected the non-recurrence of 2004 charges related to the disposition of certain dealerships, favorable changes in currency exchange rates, and a gain on the disposal of our investment in Mahindra & Mahindra Ltd., offset partially by unfavorable product mix, higher costs associated with new products and facilities in China, and charges for personnel-reduction programs.
     The increase in earnings for Mazda and Associated Operations primarily reflected gains on our investment in Mazda convertible bonds and improved Mazda operating results. In the second half of 2005, we converted to equity about 82.5% of our Mazda convertible bonds.
Other Automotive
     The improvement in earnings primarily reflected higher returns on invested cash and a gain on the sale of non-core businesses, offset partially by lower interest on tax refunds from prior-year federal and state tax matters (about $450 million in 2005 compared with $600 million in 2004).
FINANCIAL SERVICES SECTOR RESULTS OF OPERATIONS
     Our discussion of Financial Services sector results of operations is on a pre-tax basis.
2006 Compared with 2005
     Details of the full-year Financial Services sector Revenues and Income/(loss) before income taxes for 2006 and 2005 are shown below:

	Revenues			Income/(Loss) Before Income Taxes
	(in billions)			(in millions)
			2006			2006
			Over/(Under)			Over/(Under)
	2006	2005	2005	2006	2005	2005
Ford Credit	$16.5	$15.9	$0.6	$1,953	$2,923	$(970)
Other Financial Services	0.3	0.1	0.2	13	(39)	52
Hertz operating results	—	7.4	(7.4)	—	974	(974)
Gain on sale of Hertz*	—	—	—	—	1,095	(1,095)

Total	$16.8	$23.4	$(6.6)	$1,966	$4,953	$(2,987)

*	The segment presentation of the gain on sale of Hertz in Note 24 of the Notes to the Financial Statements is $1,006 million in the Hertz segment and $89 million in Other Financial Services.
     We sold Hertz during the fourth quarter of 2005, resulting in declines in Revenues and Income/(loss) before income taxes during 2006.
Ford Credit
     The decrease in Ford Credit's full-year earnings primarily reflected higher borrowing costs, higher depreciation expense, and the impact of lower average receivable levels in its managed portfolio. These were offset partially by market valuations, primarily related to non-designated derivatives and reduced operating costs.
     Ford Credit reviews its business performance from several perspectives, including:
•	On-balance sheet basis. Includes the receivables and leases Ford Credit owns and securitized receivables and leases that remain on Ford Credit’s balance sheet (including other structured financings and factoring transactions that have features similar to securitizations);

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•	Securitized off-balance sheet basis. Includes receivables sold in securitization transactions that are not reflected on Ford Credit’s balance sheet;

•	Managed basis. Includes on-balance sheet and securitized off-balance sheet receivables and leases that Ford Credit continues to service; and

•	Serviced basis. Includes managed receivables and leases and receivables sold in whole-loan sale transactions where Ford Credit retains no interest in the sold receivables, but which it continues to service.
     Ford Credit analyzes its financial performance primarily on a managed and on-balance sheet basis. It retains interests in receivables sold in off-balance sheet securitizations and, with respect to subordinated retained interests, has credit risk. As a result, it evaluates credit losses, receivables, and leverage on a managed basis as well as on an on-balance sheet basis. In contrast, Ford Credit does not have the same financial interest in the performance of receivables sold in whole-loan sale transactions, and, as a result, Ford Credit generally reviews the performance of its serviced portfolio only to evaluate the effectiveness of its origination and collection activities. To evaluate the performance of these activities, Ford Credit monitors a number of measures, such as repossession statistics, losses on repossessions and the number of bankruptcy filings.
     Ford Credit’s receivable levels are shown in the table below (in billions):

	December 31,
	2006	2005
On-Balance Sheet
Finance receivables
Retail installment	$70.4	$65.7
Wholesale	35.2	39.6
Other	3.8	4.6

Total finance receivables, net	109.4	109.9
Net investment in operating leases	25.9	22.2

Total on-balance sheet*	$135.3	$132.1

Memo: Allowance for credit losses included above	$1.1	$1.6
Securitized Off-Balance Sheet
Finance receivables
Retail installment	$12.2	$18.0
Wholesale	—	—
Other	—	—

Total finance receivables	12.2	18.0
Net investment in operating leases	—	—

Total securitized off-balance sheet	$12.2	$18.0

Managed
Finance receivables
Retail installment	$82.6	$83.7
Wholesale	35.2	39.6
Other	3.8	4.6

Total finance receivables, net	121.6	127.9
Net investment in operating leases	25.9	22.2

Total managed	$147.5	$150.1

Serviced	$149.5	$153.0

*	At December 31, 2006 and 2005, includes finance receivables of $56.5 billion and $44.7 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. In addition, at December 31, 2006 and 2005, includes net investment in operating leases of $17.3 billion and $6.5 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit’s other obligations or the claims of Ford Credit’s other creditors.
     Managed receivables decreased from year-end 2005, primarily reflecting lower wholesale receivable levels, offset partially by increased net investment in operating leases. On-balance sheet receivable levels increased, primarily reflecting the impact of U.S. public retail transactions in 2006 being reported on-balance sheet. Securitized off-balance sheet receivables declined for the same reason.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The following table shows worldwide credit losses net of recoveries (“charge-offs”) for Ford Credit for the various categories of financing during the periods indicated. The loss-to-receivables ratios, which equal charge-offs divided by the average amount of receivables outstanding for the period, are shown below for Ford Credit’s on-balance sheet and managed portfolios.

			2006
			Over/(Under)
	2006	2005	2005
Charge-offs (in millions)
On-Balance Sheet
Retail installment and lease	$465	$681	$(216)
Wholesale	44	23	21
Other	14	2	12

Total on-balance sheet	$523	$706	$(183)

Reacquired Receivables (retail)*	$2	$22	$(20)

Securitized Off-Balance Sheet
Retail installment and lease	$84	$127	$(43)
Wholesale	—	—	—
Other	—	—	—

Total securitized off-balance sheet	$84	$127	$(43)

Managed
Retail installment and lease	$551	$830	$(279)
Wholesale	44	23	21
Other	14	2	12

Total managed	$609	$855	$(246)

Loss-to-Receivables Ratios
On-Balance Sheet
Retail installment and lease	0.50%	0.72%	(0.22	) pts.
Wholesale	0.12	0.09	0.03
Total including other	0.39%	0.57%	(0.18	) pts.
Managed
Retail installment and lease	0.51%	0.73%	(0.22	) pts.
Wholesale	0.12	0.06	0.06
Total including other	0.41%	0.54%	(0.13	) pts.

*	Reacquired receivables reflect the amount of receivables that resulted from the accounting consolidation of Ford Credit’s FCAR Owner Trust retail securitization program (“FCAR”) in the second quarter of 2003.
     Charge-offs and loss-to-receivable ratios for Ford Credit’s on-balance sheet, securitized off-balance sheet, and managed portfolios declined from a year ago, primarily reflecting fewer repossessions. These improvements resulted from a higher quality retail installment and lease portfolio, and enhancements to Ford Credit’s collection practices.
     Shown below is an analysis of Ford Credit’s allowance for credit losses and its allowance for credit losses as a percentage of end-of-period receivables (net finance receivables and net investment in operating leases) for its on-balance sheet portfolio for the years ended December 31 (dollar amounts in billions). During 2006, Ford Credit updated its analysis of contract liquidation data which affected the level of required reserves for credit losses. In addition, Ford Credit implemented refinements to certain modeling techniques that are used in determining the allowance for credit losses.

	2006	2005
Allowance for Credit Losses
Balance, beginning of year	$1.6	$2.4
Provision for credit losses	0.1	0.2
Deductions
Charge-offs before recoveries	1.0	1.2
Recoveries	(0.5)	(0.5)

Net charge-offs	0.5	0.7
Other changes, principally amounts related to finance receivables sold and translation adjustments	0.1	0.3

Net deductions	0.6	1.0

Balance, end of year	$1.1	$1.6

Allowance for credit losses as a percentage of end-of-period net receivables	0.81%	1.19%

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The decrease in Ford Credit’s allowance for credit losses primarily reflected improved charge-off performance, and changes in its assumptions and modeling techniques ($81 million) described above that affected the allowance.
Other Financial Services
     The improvement in results primarily reflected the non-recurrence of the 2005 write-off of aircraft leases related to the bankruptcy of Delta Air Lines, and, in 2006, higher property sales.
2005 Compared with 2004
     Details of the full-year Financial Services sector Income/(loss) before income taxes for 2005 and 2004 are shown below:

	Income/(Loss) Before Income Taxes
	(in millions)
			2005
			Over/(Under)
	2005	2004	2004
Ford Credit	$2,923	$3,710	$(787)
Other Financial Services	(39)	84	(123)
Hertz operating results (a)	974	493	481
Gain on sale of Hertz (b)	1,095	—	1,095

Total	$4,953	$4,287	$666

(a)	Includes amortization expense related to intangibles recognized upon consolidation of Hertz.

(b)	The segment presentation of the gain on sale of Hertz in Note 24 of the Notes to the Financial Statements is $1,006 million in the Hertz segment and $89 million in Other Financial Services.
Ford Credit
     Ford Credit’s income before income taxes was down $787 million, which includes $405 million for reduced market valuations primarily related to non-designated derivatives. The remaining decrease in earnings primarily reflected higher borrowing costs and the impact of lower retail receivable levels, offset partially by improved credit loss performance.
Hertz
     The increase in Hertz operating results primarily reflected the cessation of depreciation on long-lived assets from the point Hertz was held for sale (i.e., September 2005) until it was sold, higher car and equipment rental volumes and improved pricing for equipment rental.
Other Financial Services
     The decline in results primarily reflected the non-recurrence of a 2004 property clean-up settlement, and, in 2005, lower property sales and the write-off of aircraft leases related to the bankruptcy of Delta Air Lines.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
LIQUIDITY AND CAPITAL RESOURCES
Automotive Sector
     Our strategy is to ensure that we have sufficient funding available with a high degree of certainty throughout the business cycle. The key elements of this strategy include maintaining large gross cash balances, generating cash from operating-related activities, having a long-dated debt maturity profile, maintaining committed credit facilities, and funding long-term liabilities over time.
     Gross Cash. Automotive gross cash includes cash and cash equivalents, net marketable securities, loaned securities and certain assets contained in a Voluntary Employee Beneficiary Association trust (“VEBA”), a trust which may be used to pre-fund certain types of company-paid benefits for U.S. employees and retirees. We include in Automotive gross cash those VEBA assets that are invested in shorter-duration fixed income investments and can be used within 18 months to pay for benefits (“short-term VEBA assets”). Gross cash as of December 31, 2006, 2005, and 2004 is detailed below (in billions):

	December 31,
	2006	2005	2004
Cash and cash equivalents	$16.0	$13.4	$10.1
Marketable securities	11.3	6.9	8.3
Loaned securities	5.3	3.4	1.1

Total cash, marketable securities and loaned securities	32.6	23.7	19.5
Securities-In-Transit *	(0.5)	—	—
Short-term VEBA assets	1.8	1.4	4.1

Gross cash	$33.9	$25.1	$23.6

*	The purchase or sale of marketable securities for which the cash settlement was not made by period-end.
     In managing our business, we classify changes in Automotive gross cash into two categories: operating-related, and other (which includes the impact of certain special items, contributions to funded pension plans, the net effect of the change in our VEBA on gross cash, capital transactions with the Financial Services sector, acquisitions and divestitures, dividends paid to shareholders, changes in Automotive debt, and other — primarily financing-related). Our key metrics are operating-related cash flow, which best represents the ability of our Automotive operations to generate cash, and Automotive gross cash. We believe the cash flow analysis reflected in the table below, which differs from a cash flow statement presented in accordance with generally accepted accounting principles in the United States (“GAAP”), is useful to investors because it includes cash flow elements that we consider to be related to our operating activities (e.g., capital spending) that are not included in Cash flows from operating activities of continuing operations, the most directly comparable GAAP financial measure.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Changes in Automotive gross cash for the last three years are summarized below (in billions):

	2006	2005	2004
Gross cash at end of period	$33.9	$25.1	$23.6
Gross cash at beginning of period	25.1	23.6	25.9

Total change in gross cash	$8.8	$1.5	$(2.3)

Operating-related cash flows
Automotive income/(loss) before income taxes	$(17.0)	$(3.9)	$(0.2)
Special items	11.9	2.9	1.0
Capital expenditures	(6.8)	(7.1)	(6.3)
Depreciation and special tools amortization	7.1	6.9	6.4
Changes in receivables, inventory and trade payables (a)	(2.0)	1.3	(1.1)
Other (b)	1.2	(1.4)	1.4

Total operating-related cash flows	(5.6)	(1.3)	1.2

Other changes in cash
Cash impact of personnel-reduction programs and Jobs Bank Benefits accrual	(1.2)	(0.4)	—
Contributions to funded pension plans	(0.8)	(2.5)	(2.2)
Net effect of VEBA on gross cash	3.4	(0.2)	(2.8)
Capital transactions with Financial Services sector (c)	1.4	2.3	4.2
Acquisitions and divestitures	0.2	5.3	0.4
Dividends paid to shareholders	(0.5)	(0.7)	(0.7)
Net proceeds from/(payments on) Automotive sector debt	11.7	(0.5)	(2.4)
Other (d)	0.2	(0.5)	—

Total change in gross cash	$8.8	$1.5	$(2.3)

(a)	In 2006, working capital changes reflected the impact of lower production volumes on accounts payable, the effect on inventory of several new product launches at year end, and changes in our value-added tax receivables collection process in Europe.

(b)	Primarily expense and payment timing differences for items such as pension and OPEB, marketing, and warranty.

(c)	Primarily dividends received from Ford Credit, excluding proceeds from Financial Services sector divestitures paid to the Automotive sector. Beginning in 2007, Ford Credit will suspend its regular dividend payments.

(d)	In 2006, primarily proceeds from tax refunds (an inflow of about $300 million), the net issuance of Ford Common Stock under employee savings plans (an inflow of about $200 million), and dividends to minority shareholders of consolidated subsidiaries (an outflow of about $200 million).
     Shown in the table below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above), for the last three years (in billions):

	2006	2005	2004
Cash flows from operating activities of continuing operations	$(4.2)	$5.4	$7.0
Items included in operating-related cash flows
Capital expenditures	(6.8)	(7.1)	(6.3)
Net transactions between Automotive and Financial Services sectors*	(0.5)	(0.4)	1.3
Items not included in operating-related cash flows
Cash impact of Jobs Bank Benefits and separation programs	1.2	0.4	—
Net (sales)/purchases of trading securities	6.8	0.6	(5.6)
Pension contributions	0.8	2.5	2.2
VEBA cash flows — (net reimbursement for benefits paid)/contributions to VEBA	(2.9)	(2.8)	2.8
Other	—	0.1	(0.2)

Operating-related cash flows	$(5.6)	$(1.3)	$1.2

*	Primarily payables and receivables between the sectors in the normal course of business.
     Debt and Net Cash. At December 31, 2006, our Automotive sector had total debt of $30 billion, compared with $17.9 billion a year ago. The increase in debt primarily reflected $4.95 billion of unsecured convertible debt and $7 billion of secured bank financing that we completed in December 2006. For more information on the nearly $12 billion of new financing, see Note 15 of the Notes to the Financial Statements.
     At December 31, 2006, our Automotive sector had net cash (defined as gross cash less total debt) of $3.9 billion, compared with $7.2 billion at the end of 2005.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The weighted-average maturity of our total automotive debt is approximately 17 years, and is measured based on the maturity dates of our debt or the first date of any put option available to the owners of our debt. About $3 billion of debt matures by December 31, 2011, and about $15 billion matures or has a put option by December 31, 2016. For additional information on debt, see Note 15 of the Notes to the Financial Statements.
     Credit Facilities. At December 31, 2006, we had $13 billion of contractually-committed credit facilities with financial institutions, including $11.5 billion pursuant to a senior secured credit facility established in December 2006, $1.1 billion of global Automotive unsecured credit facilities, and $400 million of local credit facilities available to foreign affiliates. At December 31, 2006, $12.5 billion of these facilities were available for use. For further discussion of our committed credit facilities, see Note 15 of the Notes to the Financial Statements. This new secured credit facility, together with the $12 billion of funds raised in December 2006 discussed above, was obtained primarily to fund the cash outflows discussed below.
     During the period 2007 through 2009, we expect cumulative Automotive operating-related cash outflows of about $10 billion, and cumulative cash expenditures for restructuring actions of about $7 billion. More than half of this $17 billion cash outflow is expected to occur in 2007. This cash outflow primarily reflects substantial operating losses in our Automotive sector through 2008, and cash expenditures incurred in connection with personnel separations. It also reflects our expectation to continue to invest in new products throughout this period at about the same level as we have during the past few years, or approximately $7 billion annually.
     In the period 2007 through 2009, we expect other non-operating related net Automotive cash inflows of about $2 billion, reflecting the use of about $3 billion in long-term VEBA assets, proceeds from receipt of government tax refunds and affiliate tax payments, and proceeds from planned divestitures of Automobile Protection Corporation and all or part of Aston Martin, offset partially by pension contributions and reductions of other Automotive debt.
     Pension Plan Contributions. Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. We do from time to time make contributions beyond those legally required.
     In 2006, we made $800 million of cash contributions to our funded pension plans. During 2007, we expect to contribute from available Automotive cash and cash equivalents $2.2 billion to our worldwide pension plans, including about $400 million of benefit payments paid directly by us for unfunded plans. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2007.
     For a further discussion of our pension plans, see Note 23 of the Notes to the Financial Statements.
Financial Services Sector
Ford Credit
     Ford Credit’s funding strategy is to maintain a high level of liquidity by having a substantial cash balance and committed funding capacity, allowing it to meet its short-term funding obligations. As a result of lower credit ratings, its unsecured funding costs have increased over time. While Ford Credit continues to access the unsecured debt market, it has increased its use of securitization funding as it is presently more cost effective than unsecured funding and allows it access to a broad investor base. Ford Credit plans to meet a significant portion of its 2007 funding requirements through securitizations, and will continue to expand and diversify its asset-backed funding by asset class and region. In addition, Ford Credit has various alternative business arrangements for select products and markets that reduce its funding requirements while allowing it to support us. Ford Credit will continue to pursue such arrangements in the future. Over time, Ford Credit may need to reduce further the amount of receivables and operating leases it purchases and originates. A significant reduction in Ford Credit’s managed receivables would reduce its ongoing profits, and could adversely affect its ability to support the sale of our vehicles.
     Debt and Cash. Ford Credit’s total debt plus securitized off-balance sheet funding was $150.9 billion at December 31, 2006, about $900 million higher compared with a year ago. At December 31, 2006, Ford Credit’s cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) totaled $21.8 billion (including $3.7 billion to be used only to support on-balance sheet securitizations), compared with $17.9 billion at year-end 2005. In the normal course of its funding activities, Ford Credit may generate more proceeds

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
than are necessary for its immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit’s short-term funding needs and give Ford Credit flexibility in the use of its other funding programs.
     Funding. Ford Credit requires substantial funding in the normal course of business. Its funding requirements are driven mainly by the need to: (i) purchase retail installment sale contracts and retail lease contracts to support the sale of Ford products, which are influenced by Ford-sponsored special financing programs that are available exclusively through Ford Credit, (ii) provide wholesale financing and capital financing for Ford dealers, and (iii) repay its debt obligations.
     Ford Credit’s funding sources include primarily securitizations and unsecured debt. Ford Credit issues both short- and long-term debt that is held by both institutional and retail investors, with long-term debt having an original maturity of more than 12 months. During 2006, Ford Credit continued to meet a significant portion of its funding requirements through securitizations because of their lower relative costs given its credit ratings (as described below), the stability of the market for asset-backed securities, and the diversity of funding sources that they provide. Securitized funding (both on- and off-balance sheet, net of retained interests) as a percent of total managed receivables was as follows at the end of each of the last three years: 2006 — 48%, 2005 — 38%, 2004 — 26%.
     Ford Credit obtains short-term funding from the sale of floating rate demand notes under its Ford Interest Advantage program. At December 31, 2006, the principal amount outstanding of such notes was $5.6 billion. In addition, Ford Credit issues unsecured commercial paper in the United States, Europe and other international markets, with sales mostly to qualified institutional investors. Ford Credit does not hold reserves specifically to fund the payment of any of its short-term funding obligations. Instead, Ford Credit maintains multiple sources of liquidity, including cash, cash equivalents, and marketable securities (excluding marketable securities related to insurance activities), unused committed liquidity programs, excess securitizable assets, and committed and uncommitted credit facilities, which Ford Credit believes should be sufficient for its short-term funding obligations.
     The following table illustrates Ford Credit’s public and private term funding transactions for 2005 and 2006 and its planned issuances for 2007 (in billions):

	2007
	Forecast	2006	2005

Public Term Funding Transactions
Unsecured	$3 - 5	$9	$9
Securitizations	7 - 15	14	12

Total public term funding transactions	$10 - 20	$23	$21

Private Term Funding Transactions *	$25 - 35	$29	$18

*	Includes securitizations, term debt, and whole-loan sales; excludes Ford Credit’s on-balance sheet asset-backed commercial paper programs and proceeds from revolving transactions.
     The cost of securitizations and unsecured debt funding is based on a margin or spread over a benchmark interest rate. Spreads are typically measured in basis points. Ford Credit’s asset-backed funding and unsecured long-term debt costs are based on spreads over U.S. Treasury securities of similar maturities, a comparable London Interbank Offered Rate (“LIBOR”) or other comparable benchmark rates. Ford Credit’s unsecured commercial paper and floating rate demand notes funding costs are based on spreads over LIBOR. Ford Credit’s securitized funding spreads (which are based on the creditworthiness of the underlying securitized asset and enhancements) have not been volatile, while its unsecured long-term spreads have been volatile over the last three years. During 2006, Ford Credit’s spreads on the fixed rate notes offered in its U.S. public retail securitizations ranged between six and eleven basis points over the relevant benchmark rates, while its unsecured long-term debt funding spreads as measured by the five-year credit default swap market have fluctuated between 270 and 585 basis points above LIBOR.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Credit Facilities and Committed Liquidity Programs. For additional funding and to maintain liquidity, at December 31, 2006 Ford Credit and its majority-owned subsidiaries, including FCE, had $3.8 billion of contractually-committed unsecured credit facilities with financial institutions, of which $2.6 billion were available for use. In addition, at December 31, 2006, banks provided $18.9 billion of contractually-committed liquidity facilities exclusively to support Ford Credit’s two on-balance sheet asset-backed commercial paper programs. Ford Credit also has entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions pursuant to which such parties are contractually committed, at Ford Credit’s option, to purchase from Ford Credit eligible retail or wholesale assets or to make advances under asset-backed securities backed by wholesale assets for proceeds of up to approximately $29.1 billion. At December 31, 2006, $9.7 billion of these commitments were in use. In addition, Ford Credit has a multi-year committed liquidity program for the purchase of up to $6 billion of unrated asset-backed securities that at its option can be supported with various retail, wholesale, or leased assets. Ford Credit’s ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities. For further discussion of these facilities and programs, see Note 15 of the Notes to the Financial Statements.
     Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale, and lease financing, and assessing our capital structure. Ford Credit calculates leverage on a financial statement basis and on a managed basis using the following formulas:

Financial Statement Leverage	=	Total Debt Equity

		Total Debt	+	Securitized Off-Balance Sheet Receivables	-	Retained Interest in Securitized Off-Balance Sheet Receivables	-	Cash and Cash Equivalents and Marketable Securities *	-	Fair Value Hedge Accounting Adjustments on Total Debt

Managed Leverage	=

				Equity	+	Minority Interest	-	Fair Value Hedge Accounting Adjustments on Equity

*	Excluding marketable securities related to insurance activities.
     The following table illustrates the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	December 31,
	2006	2005	2004
Total debt	$139.7	$133.4	$142.4
Total stockholder’s equity	11.8	11.4	12.8
Debt-to-equity ratio (to 1)	11.9	11.7	11.1
     The following table illustrates the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	December 31,
	2006	2005	2004
Total debt	$139.7	$133.4	$142.4
Securitized off-balance sheet receivables outstanding (a)	12.2	18.0	37.7
Retained interest in securitized off-balance sheet receivables (b)	(1.0)	(1.4)	(9.5)
Adjustments for cash, cash equivalents and marketable securities (c)	(21.8)	(17.9)	(12.7)
Fair value hedge accounting adjustments	(0.1)	(0.5)	(1.3)

Total adjusted debt	$129.0	$131.6	$156.6

Total stockholder’s equity (including minority interest)	$11.8	$11.4	$12.8
Fair value hedge accounting adjustments	(0.5)	(0.7)	(1.3)

Total adjusted equity	$11.3	$10.7	$11.5

Managed debt-to-equity ratio (to 1)	11.4	12.3	13.6

(a)	Includes securitized funding from discontinued operations in 2004.

(b)	Includes retained interest in securitized receivables from discontinued operations in 2004.

(c)	Excluding marketable securities related to insurance activities.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Ford Credit believes that managed leverage is useful to its investors because it reflects the way Ford Credit manages its business. Ford Credit retains interests in receivables sold in off-balance sheet securitization transactions and, with respect to subordinated retained interests, is exposed to credit risk. Accordingly, Ford Credit evaluates charge-offs, receivables and leverage on a managed as well as a financial statement basis. Ford Credit also deducts cash and cash equivalents and marketable securities (excluding marketable securities related to insurance activities) because they generally correspond to excess debt beyond the amount required to support its operations and amounts to support its on-balance sheet securitizations.
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
     Ford Credit plans its managed leverage by considering prevailing market conditions and the risk characteristics of its business. At December 31, 2006, Ford Credit’s managed leverage was 11.4 to 1, compared with 12.3 to 1 a year ago. In 2006, Ford Credit paid cash dividends of $1.35 billion. To further enhance future funding flexibility, Ford Credit has suspended regular dividend payments beginning in 2007. Correspondingly, Ford Credit expects a continued reduction in its managed leverage.
Total Company
     Stockholders’ Equity. Our stockholders’ equity was negative $3.5 billion at December 31, 2006, down $16.9 billion compared with December 31, 2005. The decrease primarily reflected 2006 net losses and recognition of previously unamortized changes in the funded status of our defined benefit postretirement plans (such as assumption changes and benefit plan changes) as required by the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 158, offset partially by foreign currency translation adjustments. For additional discussion of SFAS No. 158 and its impact on our financial position, see Note 23 of the Notes to the Financial Statements. For additional discussion of foreign currency translation adjustments, see Note 2 of the Notes to the Financial Statements.
Credit Ratings
     Our short- and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations (“NRSROs”) by the SEC:
•	Dominion Bond Rating Service Limited (“DBRS”);

•	Fitch, Inc. (“Fitch”);

•	Moody’s Investors Service, Inc. (“Moody’s”); and

•	Standard & Poor’s Rating Services, a division of The McGraw-Hill Companies, Inc. (“S&P”).
     In several markets, locally recognized rating agencies also rate us. A credit rating reflects an assessment by the rating agency of the credit risk associated with a corporate entity or particular securities issued by that entity. Their ratings of us are based on information provided by us and other sources. Credit ratings are not recommendations to buy, sell or hold securities and are subject to revision or withdrawal at any time by the assigning rating agency. Each rating agency may have different criteria for evaluating company risk and, therefore, ratings should be evaluated independently for each rating agency. Lower credit ratings generally result in higher borrowing costs and reduced access to capital markets. The NRSROs have indicated that our lower ratings are primarily a reflection of the rating agencies’ concerns regarding our automotive cash flow and profitability, declining market share, excess industry capacity, industry pricing pressure and rising health care costs.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The following ratings actions were taken in the fourth quarter 2006:
Ford
•	DBRS: In November 2006, DBRS assigned Ford an issuer rating of B (low), lowered Ford’s long-term senior unsecured rating to CCC (high) from B, rated Ford’s senior secured credit facilities at B (high), and maintained the trend at Negative.

•	Fitch: In November 2006, Fitch lowered Ford’s long-term senior unsecured rating to B from B+, rated Ford’s senior secured credit facilities at BB and maintained the outlook at Negative. In December 2006, Fitch lowered Ford’s long-term senior unsecured rating to B- from B and maintained the outlook at Negative. Ford’s issuer default rating of B was unaffected.

•	Moody’s: In November 2006, Moody’s affirmed Ford’s corporate rating at B3, lowered Ford’s long-term senior unsecured rating to Caa1 from B3, rated Ford’s senior secured credit facilities at Ba3, and maintained the outlook at Negative.

•	S&P: In November 2006, S&P affirmed Ford’s issuer credit rating at B, lowered Ford’s long-term senior unsecured rating to CCC+ from B, rated Ford’s senior secured credit facilities at B, and maintained the outlook at Negative.
Ford Credit
•	DBRS: In November 2006, DBRS lowered Ford Credit’s long-term senior unsecured rating to B from B (high), maintained the short-term rating at R-4, and maintained the trend at Negative.

•	S&P, Moody’s and Fitch: No ratings actions taken in the fourth quarter of 2006.
     The following summarizes certain of the credit ratings and the outlook presently assigned to Ford and Ford Credit by these four NRSROs:

	Ford				Ford Credit
	Issuer Default/	Long-Term			Long-Term
	Corporate/ Issuer	Senior	Senior	Outlook /	Senior	Short-Term	Outlook /
	Rating	Unsecured	Secured	Trend	Unsecured	Unsecured	Trend
DBRS	B (low)	CCC (high)	B (high)	Negative	B	R-4	Negative
Fitch	B	B-	BB	Negative	BB-	B	Negative
Moody’s	B3	Caa1	Ba3	Negative	B1	NP	Negative
S&P	B	CCC+	B	Negative	B*	B-3	Negative

*	S&P rates FCE long-term senior unsecured rating as B+, maintaining a one notch differential versus Ford Credit.
OUTLOOK
     Our current projection of first quarter 2007 production for certain segments is as follows (in thousands):

	First Quarter
		2007
	Vehicle Unit	Over/(Under)
	Production	2006
Ford North America	740	(136)
Ford Europe	520	29
PAG	210	15
We have set and communicated the following 2007 planning assumptions and operational metrics:
Planning Assumptions
Industry Volume (SAAR incl. heavy trucks):

-U.S. (million units)	16.8
-Europe (million units)	17.6

U.S. industry net pricing	Lower

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Operational Metrics

Quality	Improved
Market share
-U.S.	Lower
-Other regions	Higher
Automotive cost *	Lower
Cash flow	Negative
Capital spending (in billions)	About $7

*	At constant volume, mix and exchange; excluding special items.
     As indicated in the table above, we anticipate that quality will continue to improve in 2007. We anticipate that U.S. market share will be lower as we reduce fleet sales, though new product introductions should increase market share in most other regions. We plan to continue to reduce Automotive costs during 2007, and we remain on track to deliver about $5 billion of cost reductions in North America by the end of 2008 as compared with 2005. We anticipate that commodity and regulatory costs will continue to increase in 2007; that advertising and sales promotions costs will remain essentially flat; and that other product costs, manufacturing and engineering, pension and OPEB, depreciation and amortization, warranty and overhead costs should decrease. As previously disclosed, we anticipate that, from 2007 through 2009, cumulative Automotive operating-related cash outflows will be about $10 billion, and cumulative restructuring expenditures about $7 billion. We expect more than half of this $17 billion in outflow to occur during 2007. These outflows also reflect plans to invest in new products at levels comparable to previous years, or about $7 billion annually. During the same period, from 2007 through 2009, we also anticipate other non-operating related net Automotive cash inflows of about $2 billion. For additional discussion of projected Automotive cash flows, see “Liquidity and Capital Resources - Automotive Sector” above.
     As previously disclosed, we expect that market share and most earnings comparisons will remain challenging through the first three quarters of 2007. We expect that production levels will be down in the first half of 2007, before increasing on a year-over-year basis during the second half of the year. The decline in the first half of the year primarily reflects cessation of production of the Ford Taurus and Ford Freestar (in the fourth quarter of 2006) resulting in lower fleet and total share, as well as lower truck production. Year-over-year third-quarter earnings comparisons will be impacted by the non-recurrence of tax-related interest income we received in 2006. In addition, essentially no tax offsets to losses will be recognized during 2007, which will negatively impact comparisons for the first nine months of 2007. However, we do anticipate that special items in 2007 will be significantly lower than in 2006, with special items likely in the range of $1 billion to $2 billion excluding any gains or losses from the sale of any operations, and that our structural-related cost reductions will improve during the year as personnel are separated, plants are idled, and capacity is reduced.
     By segment or business unit for full-year 2007, we anticipate that Ford North America will improve its results, though still incur a substantial loss. We anticipate that PAG will be profitable, and we expect continued profits from Ford South America, Ford Europe, and Mazda and Associated Operations. We expect that Ford Asia Pacific and Africa will report a full-year loss, primarily due to adverse segmentation in Australia and lower industry volumes in Taiwan. Net interest expense will be substantially higher in 2007 compared with 2006, primarily reflecting the impact of the new debt raised at the end of 2006, as well as the absence of tax-related interest income. In 2007, we expect total Automotive results including special items, though still a loss, to be substantially improved from 2006.
     We expect Ford Credit’s 2007 pre-tax profits to be substantially lower than 2006 due to higher borrowing costs, the non-recurrence of credit loss reserve reductions in the amounts experienced in 2006, the costs associated with its North America restructuring initiative (as described in “Item 1. Business — Financial Services Sector”), and the impact of lower receivable levels. Beginning with 2007, Ford Credit will suspend regular dividends. We expect year-end managed receivables to be in the range of $140 billion to $145 billion.
     We currently expect our overall results including special items, though still a net loss, to be substantially improved from 2006.

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
     Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:
•	Continued decline in market share;
•	Continued or increased price competition resulting from industry overcapacity, currency fluctuations or other factors;
•	A market shift (or an increase in or acceleration of market shift) away from sales of trucks or sport utility vehicles, or from sales of other more profitable vehicles in the United States;
•	A significant decline in industry sales, particularly in the United States or Europe, resulting from slowing economic growth, geo-political events or other factors;
•	Lower-than-anticipated market acceptance of new or existing products;
•	Continued or increased high prices for or reduced availability of fuel;
•	Currency or commodity price fluctuations;
•	Adverse effects from the bankruptcy or insolvency of a major competitor;
•	Economic distress of suppliers that has in the past and may in the future require us to provide financial support or take other measures to ensure supplies of components or materials;
•	Labor or other constraints on our ability to restructure our business;
•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;
•	Single-source supply of components or materials;
•	Substantial pension and postretirement healthcare and life insurance liabilities impairing our liquidity or financial condition;
•	Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends);
•	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
•	Increased safety, emissions (e.g., CO2), fuel economy or other (e.g., pension funding) regulation resulting in higher costs, cash expenditures, and/or sales restrictions;
•	Unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;
•	A change in our requirements for parts or materials where we have entered into long-term supply arrangements that commit us to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller (“take-or-pay” contracts);
•	Adverse effects on our operations resulting from certain geo-political or other events;
•	Substantial negative Automotive operating-related cash flows for the near- to medium-term affecting our ability to meet our obligations, invest in our business or refinance our debt;
•	Substantial levels of Automotive indebtedness adversely affecting our financial condition or preventing us from fulfilling our debt obligations (which may grow because we are able to incur substantially more debt, including additional secured debt);
•	Inability of Ford Credit to access debt or securitization markets around the world at competitive rates or in sufficient amounts due to additional credit rating downgrades or otherwise;
•	Higher-than-expected credit losses;
•	Increased competition from banks or other financial institutions seeking to increase their share of financing Ford vehicles;
•	Changes in interest rates;
•	Collection and servicing problems related to finance receivables and net investment in operating leases;
•	Lower-than-anticipated residual values or higher-than-expected return volumes for leased vehicles; and
•	New or increased credit, consumer or data protection or other regulations resulting in higher costs and/or additional financing restrictions.
     We cannot be certain that any expectation, forecast or assumption made by management in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise. For additional discussion of these risks, see “Item 1A. Risk Factors.”

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
     Assumptions and Approach Used. Our estimate of warranty and additional service action obligations is re-evaluated on a quarterly basis. Experience has shown that initial data for any given model year can be volatile; therefore, our process relies upon long-term historical averages until sufficient data are available. As actual experience becomes available, it is used to modify the historical averages to ensure that the forecast is within the range of likely outcomes. Resulting accruals are then compared with present spending rates to ensure that the balances are adequate to meet expected future obligations.
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
     Assumptions and Approach Used. The assumptions used in developing the required estimates include the following key factors:
•	Discount rates. We base the discount rate assumption primarily on the results of a cash flow matching analysis, which matches the future cash outflows for each major plan to a yield curve comprised of high quality bonds specific to the country of the plan. Benefit payments are discounted at the rates on the curve and a single discount rate specific to the plan is determined.

•	Expected return on plan assets. The expected return on plan assets assumption reflects historical plan returns and long-run inputs from a range of advisors for capital market returns, inflation, bond yields, and other variables, adjusted for specific aspects of our investment strategy. The assumption is based on consideration of all inputs, with a focus on long-term trends to avoid short-term market influences. Assumptions are not changed unless structural trends in the underlying economy are identified, our asset strategy changes, or there are significant changes in other inputs.

•	Salary growth. The salary growth assumption reflects our long-term actual experience, outlook and assumed inflation.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
•	Inflation. Our inflation assumption is based on an evaluation of external market indicators.

•	Expected contributions. The expected amount and timing of contributions is based on an assessment of minimum requirements, and additional amounts based on cash availability and other considerations (e.g., funded status, avoidance of Pension Benefit Guaranty Corporation (“PBGC”) penalty premiums, U.K. Pension Protection Fund levies, and tax efficiency).

•	Retirement rates. Retirement rates are developed to reflect actual and projected plan experience.

•	Mortality rates. Mortality rates are developed to reflect actual and projected plan experience.
     Plan obligations and costs are based on existing retirement plan provisions. No assumption is made regarding any potential future changes to benefit provisions beyond those to which we are presently committed (e.g., in existing labor contracts).
     The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses. Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods. Amounts are recognized as a component of net expense over the expected future years of service (approximately 11 years for the major U.S. plans). In 2006, the U.S. actual return on assets was 14%, which exceeded the expected return of 8.5%. The year-end 2006 weighted average discount rates for the U.S. and non-U.S. plans increased by 25 and 33 basis points, respectively. These differences resulted in an unamortized gain of about $5 billion. These gains are only amortized to the extent they exceed 10% of the higher of the market-related value of assets or the projected benefit obligation of the respective plan. For the major U.S. plans, the gains do not exceed this threshold and recognition will begin at a future measurement date.
     See Note 23 of the Notes to the Financial Statements for more information regarding costs and assumptions for employee retirement benefits.
     Sensitivity Analysis. The December 31, 2006 pension funded status and 2007 expense are affected by December 31, 2006 assumptions. Note that these sensitivities may be asymmetric and are specific to the time periods noted. They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase/(decrease) in selected factors is shown below (in millions):

Increase/(Decrease) in:
December 31, 2006
	Percentage	U.S. Plans	Non-U.S. Plans	Total Plans	2007 Expense
	Point	Funded Status	Funded Status	Funded Status
Assumption	Change	and Equity	and Equity	and Equity	U.S. Plans	Non-U.S. Plans
Discount rate	+/- 1.0 pt.	$4,690/$(5,230)	$4,630/$(5,440)	$9,320/$(10,670)	$10/$290	$(380)/$460
Actual return on assets	+/- 1.0	400/(400)	240/(240)	640/(640)	(10)/10	(10)/10
Expected return on assets	+/- 1.0	—	—	—	(410)/410	(240)/240
     The foregoing indicates that changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders’ equity and expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether adjustments to our stockholders’ equity in subsequent years will be significant.
Other Postretirement Employee Benefits (Retiree Health Care and Life Insurance)
     Nature of Estimates Required. The estimation of our obligations, costs and liabilities associated with other postretirement employee benefits (“OPEB”) (i.e., retiree health care and life insurance) requires that we make use of estimates of the present value of the projected future payments to all participants, taking into consideration the likelihood of potential future events such as health care cost increases, salary increases and demographic experience, which may have an effect on the amount and timing of future payments.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Assumptions and Approach Used. The assumptions used in developing the required estimates include the following key factors:
•	Discount rates. We base the discount rate assumption primarily on the results of a cash flow matching analysis, which matches the future cash outflows for each plan to a yield curve comprised of high quality bonds specific to the country of the plan. Benefit payments are discounted at the rates on the curve and a single discount rate specific to the plan is determined.

•	Health care cost trends. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook, anticipated efficiencies and other cost-mitigation actions (including eligibility management, employee education and wellness, competitive sourcing and appropriate employee cost sharing) and an assessment of likely long-term trends.

•	Expected return on plan assets. The expected return on plan assets assumption reflects external investment managers’ expectations of likely returns on short-duration VEBA assets over the next several years.

•	Salary growth. The salary growth assumptions reflect our long-term actual experience, outlook and assumed inflation.

•	Expected VEBA contributions/drawdowns. The expected amount and timing of contributions/drawdowns is based on an assessment of hourly retiree benefit payments to be reimbursed, tax efficiency, and cash availability.

•	Retirement rates. Retirement rates are developed to reflect actual and projected plan experience.

•	Mortality rates. Mortality rates are developed to reflect actual and projected plan experience.
     Plan obligations and costs are based on existing retirement plan provisions. No assumption is made regarding any potential future changes to benefit provisions beyond those to which we are presently committed (e.g., in existing labor contracts).
     The effects of actual results differing from our assumptions and the effects of changing assumptions are included in unamortized net gains and losses. Unamortized gains and losses are amortized over future periods and, therefore, generally affect our recognized expense in future periods. In 2006, the U.S. actual health care trend was 5%, which was less than the expected trend of 7%. The year-end 2006 weighted average discount rate for the U.S. increased by 25 basis points. These differences, as well as updates for employee separation programs, resulted in an unamortized gain of about $3 billion. This amount is expected to be recognized as a component of net expense over the expected future years of service (approximately 11 years).
     See Note 23 of the Notes to the Financial Statements for more information regarding costs and assumptions for employee retirement benefits.
     Sensitivity Analysis. The December 31, 2006 OPEB funded status and 2007 expense are affected by December 31, 2006 assumptions. Note that these sensitivities may be asymmetric and are specific to the time periods noted. They are not additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown. The effect of the indicated increase/(decrease) in selected assumptions is shown below (in millions):

Effect on U.S. and Canadian Plans:
Increase/(Decrease)
	Percentage	December 31, 2006
	Point	Funded Status
Assumption	Change	and Equity	2007 Expense
Discount rate	+/- 1.0 pt.	$3,830/$(4,580)	$(340)/$390
Health care cost trend rates — total expense	+/- 1.0	(4,580)/3,640	680/(540)
Health care cost trend rates — service and interest expense	+/- 1.0	(4,580)/3,640	340/(270)

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Allowance for Credit Losses — Financial Services Sector
     The allowance for credit losses is Ford Credit’s estimate of the credit losses related to impaired finance receivables and operating leases as of the date of the financial statements. Consistent with its normal practices and policies, Ford Credit assesses the adequacy of its allowance for credit losses quarterly and regularly evaluates the assumptions and models used in establishing the allowance. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain.
     Nature of Estimates Required. Ford Credit estimates the credit losses related to impaired finance receivables and operating leases based on several factors including historical credit loss trends (including loss history and key physical trends, such as delinquency and repossessions), the composition and credit quality of its present portfolio (including vehicle brand, term, risk evaluation and new/used), trends in historical and projected used vehicle values and general economic measures.
     Assumptions Used. Ford Credit makes projections of two key assumptions:
•	Frequency. The number of finance receivables and operating lease contracts that Ford Credit expects will default over a period of time, measured as repossessions; and

•	Loss severity. The expected difference between the amounts a customer owes Ford Credit when they charge off the finance contract and the amount Ford Credit receives, net of expenses, from selling the repossessed vehicle, including any recoveries from the customer.
     Ford Credit uses these assumptions to assist in setting its allowance for credit losses. See Note 6 of the Notes to the Financial Statements for more information regarding allowance for credit losses.
     Sensitivity Analysis. Changes in the assumptions used to derive frequency and severity would affect the allowance for credit losses. The effect of the indicated increase/decrease in the assumptions is shown below for Ford, Lincoln and Mercury brand vehicles in the United States (in millions):

Increase/(Decrease)
	Percentage	December 31, 2006
	Point	Allowance for	2006
Assumption	Change	Credit Losses	Expense
Repossession rates *	+/- 0.1 pt.	$30/$(30)	$30/$(30)
Loss severity	+/- 1.0	5/(5)	5/(5)

*	Reflects the number of finance receivables and operating lease contracts that Ford Credit expects will default over a period of time relative to the average number of contracts outstanding.
     Changes in our assumptions affect the Provision for credit and insurance losses on our statement of income and the allowance for credit losses contained within Finance receivables, net and Net investment in operating leases on our balance sheet.
Accumulated Depreciation on Vehicles Subject to Operating Leases
     Accumulated depreciation on vehicles subject to operating leases reduces the value of the leased vehicles in our operating lease portfolio from their original acquisition value to their expected residual value at the end of the lease term. These vehicles primarily consist of retail lease contracts for Ford Credit and vehicles sold to daily rental car companies subject to a guaranteed repurchase option (“rental repurchase vehicles”) for the Automotive sector.
     We monitor residual values each month, and we review the adequacy of our accumulated depreciation on a quarterly basis. If we believe that the expected residual values for our vehicles have changed, we revise depreciation to ensure that our net investment in operating leases (equal to our acquisition value of the vehicles less accumulated depreciation) will be adjusted to reflect our revised estimate of the expected residual value at the end of the lease term. Such adjustments to depreciation expense would result in a change in the depreciation rates of the vehicles subject to operating leases, and are recorded on a straight-line basis.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     For retail leases, each lease customer has the option to buy the leased vehicle at the end of the lease or to return the vehicle to the dealer. If the customer returns the vehicle to the dealer, the dealer may buy the vehicle from us or return it to us. Over the last three years, between 230,000 and 310,000 units of Ford Credit’s North America operating lease vehicles have been returned to us per year. For rental repurchase vehicles, practically all vehicles are returned to us.
     Nature of Estimates Required. Each operating lease in our portfolio represents a vehicle we own that has been leased to a customer. At the time we purchase a lease, we establish an expected residual value for the vehicle. We estimate the expected residual value by evaluating historical auction values, historical return volumes for our leased vehicles, industry-wide used vehicle prices, our marketing plans and vehicle quality data.
     Assumptions Used. For retail leases, our accumulated depreciation on vehicles subject to operating leases is based on our assumptions of:
•	Auction value. The market value of the vehicles when we sell them at the end of the lease; and

•	Return volume. The number of vehicles that will be returned to us at lease end.
     See Note 5 of the Notes to the Financial Statements for more information regarding accumulated depreciation on vehicles subject to operating leases.
     Sensitivity Analysis. For returned vehicles, we face a risk that the amount we obtain from the vehicle sold at auction will be less than our estimate of the expected residual value for the vehicle. At December 31, 2006, if future auction values for Ford Credit’s existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the U.S. were to decrease by one percent from its present estimates, the effect would be to increase the depreciation on these vehicles by about $50 million. Similarly, if return volumes for Ford Credit’s existing portfolio of operating leases on Ford, Lincoln and Mercury brand vehicles in the U.S. were to increase by one percentage point from its present estimates, the effect would be to increase the depreciation on these vehicles by about $10 million. These increases in depreciation would be charged to depreciation expense during the 2007 through 2010 period so that the net investment in operating leases at the end of the lease term for these vehicles is equal to the revised expected residual value. Adjustments to the amount of accumulated depreciation on operating leases will be reflected on our balance sheet as Net investment in operating leases and on the income statement in Depreciation, in each case under the Financial Services sector.
ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”). This standard permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The standard requires that interests in securitized financial assets be evaluated to identify whether they are freestanding derivatives or hybrid financial instruments containing an embedded derivative that requires bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued by us after January 1, 2007. We expect the impact on our financial condition or results of operations to be immaterial.
     In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets — an amendment to FASB Statement No. 140 (“SFAS No. 156”), which provides revised guidance on when a servicing asset and servicing liability should be recognized and requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard also requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional footnote disclosures. SFAS No. 156 is effective for us as of January 1, 2007. We expect the impact on our financial condition or results of operations to be immaterial.
     In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken in tax returns. The interpretation is effective for fiscal years beginning after December 15, 2006. We are adopting the interpretation as of January 1, 2007 and we expect a $1 billion to $1.5 billion increase to equity as a result of this adoption. The favorable impact to equity is the result of recognizing

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
refund claims and related interest for prior years that meet the “more-likely-than-not” recognition threshold of FIN 48. These prior-year refund claims and related interest were not recognized as of December 31, 2006 because they were considered gain contingencies under SFAS No. 5, Accounting for Contingencies and could not be recognized until the contingency lapsed.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not introduce new requirements for when fair value measures must be used, but focuses on how to measure fair value. SFAS No. 157 establishes a fair value hierarchy to classify the sources of information used to measure fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are assessing the potential impact on present fair value measurement techniques, disclosures, and on our financial position.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). This standard requires employers that sponsor defined benefit plans to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur, through comprehensive income. For further discussion of the impact of the adoption of this standard on our financial condition, see Note 23 of the Notes to the Financial Statements. The measurement date for substantially all of our worldwide postretirement benefit plans is December 31. The potential impact on our financial condition for those plans in which we have not adopted the requirement to measure plan assets and benefit obligation as of the date of our present statement of financial position is minimal. This requirement is not effective until December 2008.
OFF-BALANCE SHEET ARRANGEMENTS
     We have entered into various arrangements not reflected on our balance sheet that have or are reasonably likely to have a current or future effect on our financial condition, results of operations or liquidity. These include securitizations by Ford Credit in off-balance sheet transactions, variable interest entities (“VIEs”) and guarantees. For a discussion of our VIEs and guarantees, see Notes 13 and 27, respectively, of the Notes to the Financial Statements.
Securitizations by Ford Credit
     Securitization. Ford Credit securitizes retail installment sale contracts, wholesale receivables, and net investment in operating leases through a variety of programs, utilizing amortizing, variable funding and revolving structures. Most of Ford Credit’s securitizations do not satisfy the requirements for accounting sale treatment and the securitized assets and associated debt remain on Ford Credit’s balance sheet. Some of Ford Credit’s securitizations, however, do satisfy accounting sale treatment and are not reflected on its balance sheet in the same way as debt funding, but could have an effect on its financial condition, operating results and liquidity.
     In a securitization transaction, the securitized assets are generally held by a bankruptcy-remote special purpose entity (“SPE”) in order to isolate the securitized assets from the claims of Ford Credit’s creditors and to insure that the cash flows on the securitized assets are available for the benefit of securitization investors. As a result, payments to securitization investors are based on the creditworthiness of the securitized assets and any enhancements, and not on Ford Credit’s creditworthiness. Senior asset-backed securities issued by the SPEs generally receive the highest short-term credit ratings and among the highest long-term credit ratings from the rating agencies that rate them, and are sold to securitization investors at cost-effective pricing.
     In order to be eligible for inclusion in a securitization transaction, each asset must satisfy certain eligibility criteria designed for the specific transaction. For example, for securitizations of retail installment sale contracts, the selection criteria may be based on factors such as location of the obligor, contract term, payment schedule, interest rate, financing program, the type of financed vehicle, and whether the contracts are active and in good standing. Ford Credit selects the assets to be included in a particular securitization randomly from its entire portfolio of assets that satisfy the applicable eligibility criteria. Specific assets are generally not identified until the month in which the securitization occurs.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Securitization SPEs have limited purposes and generally are only permitted to purchase the securitized assets, issue the asset-backed securities and make payments on the securities. Some SPEs, such as the trusts that issue securities backed by retail installment sale contracts, only issue a single series of securities and generally are dissolved when those securities have been paid in full. Other SPEs, such as the trusts that issue securities backed by wholesale receivables, issue multiple series of securities from time to time and are not dissolved until the last series of securities is paid in full.
     Ford Credit’s use of SPEs in its securitizations is consistent with conventional practices in the securitization industry. Ford Credit sponsors the SPEs used in all of its securitization programs with the exception of bank-sponsored conduits. None of Ford Credit’s officers, directors or employees holds any equity interests in its SPEs or receives any direct or indirect compensation from the SPEs. These SPEs do not own Ford Credit’s stock or stock of any of its affiliates.
     Ford Credit retains interests in its securitization transactions, including senior and subordinated securities issued by the SPE, rights to restricted cash held for the benefit of the securitization investors (for example, a reserve fund) and residual interests. Residual interests represent the right to receive collections on the securitized assets in excess of amounts needed to pay securitization investors and to pay other transaction participants and expenses. Ford Credit’s ability to realize the carrying amount of its retained interests depends on the performance of the securitized assets, including factors such as the actual credit losses and the prepayment speeds or payment rates of such assets. Ford Credit retains credit risk in securitizations because its retained interests include the most subordinated interests in the securitized assets, which are the first to absorb credit losses on the securitized assets. Based on past experience, Ford Credit expects that any credit losses in the pool of securitized assets would likely be limited to its retained interests.
     At December 31, 2006 and 2005, the total outstanding principal amount of receivables sold by Ford Credit in off-balance sheet securitizations was $12.2 billion and $18 billion, respectively. At December 31, 2006 and 2005, Ford Credit’s retained interests in such sold receivables were $990 million and $1.4 billion, respectively.
     Ford Credit generally has no obligation to repurchase or replace any securitized asset that subsequently becomes delinquent in payment or otherwise is in default. Securitization investors have no recourse to Ford Credit or its other assets for credit losses on the securitized assets and have no right to require Ford Credit to repurchase their investments. Ford Credit does not guarantee any asset-backed securities and has no obligation to provide liquidity or make monetary contributions or contributions of additional assets to its SPEs either due to the performance of the securitized assets or the credit rating of its short-term or long-term debt. However, as the seller and servicer of the securitized assets, Ford Credit is obligated to provide certain kinds of support to its securitizations, which are customary in the securitization industry. These obligations consist of indemnifications, repurchase obligations on assets that do not meet eligibility criteria or that have been materially modified, the mandatory sale of additional assets in revolving transactions and, in some cases, servicer advances of interest shortfalls or other amounts.
     Risks to Continued Funding under Securitization Programs. The following securitization programs contain structural features that could prevent Ford Credit from using these sources of funding in certain circumstances:
•	FCAR. If the credit enhancement on any asset-backed security held by FCAR is reduced to zero, FCAR may not purchase any additional asset-backed securities and would wind down its operations. In addition, if credit losses or delinquencies in Ford Credit’s portfolio of retail, wholesale or lease assets exceed specified levels, FCAR is not permitted to purchase additional asset-backed securities of the affected type for so long as such levels are exceeded.

•	Retail Conduits. If credit losses or delinquencies on the pool of assets held by a conduit exceed specified levels, or if the level of over-collateralization for such pool decreases below a specified level, Ford Credit would not have the right to sell additional pools of assets to that conduit.

•	Wholesale Securitization (including Motown Notes). If the payment rates on wholesale receivables are lower than specified levels, or if there are significant dealer defaults, Ford Credit would be unable to obtain additional funding and any existing funding would begin to amortize.
Based on its experience, Ford Credit does not expect that any of these features will have a material adverse impact on its ability to use securitization to fund its operations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     In addition to the specific transaction-related structural features discussed above, Ford Credit’s securitization programs may be affected by the following factors: the amount and credit quality of assets available to securitize, the performance of assets in its previous securitizations, general demand for the type of assets supporting the asset-backed securities, market capacity for Ford Credit and Ford Credit-sponsored investments, accounting and regulatory changes, Ford Credit’s credit ratings, and the availability of liquidity facilities. If, as a result of any of these or other factors, the cost of securitization funding were to increase significantly or funding through securitizations were no longer available to Ford Credit, it would have a material adverse impact on Ford Credit’s financial condition, results of operations or liquidity.
AGGREGATE CONTRACTUAL OBLIGATIONS
     We are party to many contractual obligations involving commitments to make payments to third parties. Most of these are debt obligations incurred by our Financial Services sector. Long-term debt may have fixed or variable interest rates. For long-term debt with variable rate interest, we estimate the future interest payments based on projected market interest rates for various floating-rate benchmarks received from third parties. In addition, as part of our normal business practices, we enter into contracts with suppliers for purchases of certain raw materials, components and services. These arrangements may contain fixed or minimum quantity purchase requirements. We enter into such arrangements to facilitate adequate supply of these materials and services. “Purchase obligations” are defined as off-balance sheet agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms.
     The table below summarizes our contractual obligations as of December 31, 2006 (in millions):

				Payments Due by Period
		Financial			2008-	2010-	2012 and
	Automotive	Services	Total	2007	2009	2011	Thereafter
On-balance sheet
Long-term debt* (excluding capital leases)	$28,938	$115,859	$144,797	$35,523	$46,689	$23,759	$38,826
Interest payments relating to long-term debt	36,505	22,586	59,091	8,418	12,019	7,765	30,889
Capital leases	372	—	372	53	129	118	72
Off-balance sheet
Purchase obligations	4,225	140	4,365	1,589	2,332	311	133
Operating lease	1,660	494	2,154	607	830	392	325

Total	$71,700	$139,079	$210,779	$46,190	$61,999	$32,345	$70,245

*	Amount includes $796 million for the current portion of long-term debt. See Note 15 of the Notes to the Financial Statements for additional discussion.
For additional information regarding long-term debt, operating lease obligations, and pension and OPEB obligations, see Notes 15, 27 and 23, respectively, of the Notes to the Financial Statements.

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
     Our Automotive and Financial Services sectors are exposed to liquidity risk, or the possibility of having to curtail their businesses or being unable to meet present and future financial obligations as they come due because funding sources may be reduced or become unavailable. We maintain plans for sources of funding to ensure liquidity through a variety of economic or business cycles. As discussed in greater detail in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our funding sources include sales of receivables in securitizations and other structured financings, unsecured debt issuances and bank borrowings.
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
     In accordance with corporate risk management policies, we use derivative instruments, such as forward contracts, swaps and options that economically hedge certain exposures (foreign currency, commodity, and interest rates). Derivative positions are used to manage underlying exposures; we do not use derivative contracts for trading, market-making or speculative purposes. In certain instances, we forgo hedge accounting, which results in unrealized gains and losses that are recognized currently in net income. For additional information on our derivatives, see Note 22 of the Notes to the Financial Statements.
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
     The net fair value of financial instruments with exposure to cash flow foreign currency risk was an asset of $705 million as of December 31, 2006 compared to a net fair value liability of $421 million as of December 31, 2005. The increase in fair value primarily reflects mark-to-market adjustments resulting from the weakening of the U.S. dollar against the euro, the British pound and the Swedish krona. The potential decrease in fair value for such financial instruments, assuming a 10% adverse change in quoted foreign currency exchange rates, would be $2.1 billion and $1.6 billion at December 31, 2006 and 2005, respectively.
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
     The net fair value asset of commodity forward and option contracts as of December 31, 2006 and 2005 was $750 million and $664 million, respectively. The potential decrease in fair value of commodity forward and option contracts, assuming a 10% adverse change in the underlying commodity price, would be about $200 million at both December 31, 2006 and 2005.
     In addition, our purchasing organization (with guidance from the GRMC as appropriate) negotiates contracts to ensure continuous supply of raw materials. In some cases, these contracts stipulate minimum purchase amounts and specific prices, and as such, play a role in managing price risk.
     Interest Rate Risk. Interest rate risk relates to the gain or loss we could incur in our Automotive investment portfolio due to a change in interest rates. Our interest rate sensitivity analysis on the investment portfolio includes cash and cash equivalents, net marketable and loaned securities and VEBA assets. At December 31, 2006, we had $37.5 billion (including total VEBA assets of $4.9 billion) in our Automotive investment portfolio, compared to $25.1 billion at December 31, 2005. We invest the portfolio in securities of various types and maturities, the value of which are subject to fluctuations in interest rates. These securities are generally classified as either trading or available-for-sale. The trading portfolio gains and losses (unrealized and realized) are reported in the income statement. The available-for-sale portfolio realized gains or losses are reported in the income statement, and unrealized gains and losses are reported in the Consolidated Statement of Stockholders’ Equity in Accumulated other comprehensive income/(loss). The investment strategy is based on clearly defined risk and liquidity guidelines to maintain liquidity, minimize risk, and earn a reasonable return on the short-term investment.
     At any time, a rise in interest rates could have a material adverse impact on the fair value of our trading and available-for-sale portfolios. As of December 31, 2006, the value of our trading portfolio was $36.6 billion, which is $14 billion higher than December 31, 2005. The value of our available-for-sale portfolio was about $900 million, which is $1.6 billion lower than December 31, 2005.
     Assuming a hypothetical increase in interest rates of one percentage point, the value of our trading and available-for-sale portfolios would be reduced by $121 million and $12 million, respectively. This compares to $91 million and $28 million, respectively, as calculated as of December 31, 2005. While these are our best estimates of the impact of the specified interest rate scenario, actual results could differ from those projected. The sensitivity analysis presented assumes interest rate changes are instantaneous, parallel shifts in the yield curve. In reality, interest rate changes of this magnitude are rarely instantaneous or parallel.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)
     Counterparty Risk. The use of derivatives to manage market risk results in counterparty risk, which is the loss we could incur if counterparty defaulted on a derivative contract. We enter into master agreements with counterparties that allow netting of certain exposures in order to manage this risk. Exposures primarily relate to derivative contracts used for managing interest rate, foreign currency exchange rate and commodity price risk. We, together with Ford Credit, establish exposure limits for each counterparty to minimize risk and provide counterparty diversification.
     Our approach to managing counterparty risk is forward-looking and proactive, allowing us to take risk mitigation actions before risks become losses. We establish exposure limits for both net fair value and future potential exposure, based on our overall risk tolerance and ratings-based historical default probabilities. The exposure limits are lower for lower-rated counterparties and for longer-dated exposures. We use a Monte Carlo simulation technique to assess our potential exposure by tenor, defined at a 95% confidence level. We monitor and report our exposures to the Treasurer on a periodic basis.
     Substantially all of our counterparty exposures are with counterparties that are rated single-A or better. Our guideline for counterparty minimum long-term ratings is BBB-.
     For additional information about derivative notional amount and fair value of derivatives, please refer to Note 22 of the Notes to the Financial Statements.
FORD CREDIT MARKET RISKS
     Overview. Ford Credit is exposed to a variety of risks in the normal course of its business activities. In addition to counterparty risk discussed above, Ford Credit is subject to the following additional types of risks that it seeks to identify, assess, monitor and manage, in accordance with defined policies and procedures:
•	Market risk. The possibility that changes in interest and currency exchange rates will adversely affect Ford Credit’s cash flow and economic value;

•	Credit risk. The possibility of loss from a customer’s failure to make payments according to contract terms;

•	Residual risk. The possibility that the actual proceeds Ford Credit receives at lease termination will be lower than its projections or return rates will be higher than its projections; and,

•	Liquidity risk. The possibility that Ford Credit may be unable to meet all current and future obligations in a timely manner.
     Each form of risk is uniquely managed in the context of its contribution to Ford Credit’s overall global risk. Business decisions are evaluated on a risk-adjusted basis and products are priced consistent with these risks. Credit and residual risks are discussed above in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” and liquidity risk is discussed above in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”. A discussion of Ford Credit’s market risks is included below.
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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)
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
     Ford Credit’s receivables consist primarily of fixed-rate retail installment sale and lease contracts and floating-rate wholesale receivables. Fixed-rate retail installment sale and lease contracts are originated principally with maturities ranging between two and six years and generally require customers to make equal monthly payments over the life of the contract. Wholesale receivables are originated to finance new and used vehicles held in dealers’ inventory and generally require dealers to pay a floating rate. Ford Credit’s funding sources consist primarily of securitizations and short- and long-term unsecured debt. In the case of unsecured term debt, and in an effort to have funds available throughout the business cycle, Ford Credit may issue debt with five- to ten-year maturities, which is generally longer than the terms of its assets. These debt instruments are principally fixed-rate and require fixed and equal interest payments over the life of the instrument and a single principal payment at maturity.
     Ford Credit is exposed to interest rate risk to the extent that a difference exists between the re-pricing profile of its assets and debt. Specifically, without derivatives, Ford Credit’s assets would re-price more quickly than its debt.
     Ford Credit’s interest rate risk management objective is to maximize its economic value while limiting the impact of changes in interest rates. Ford Credit achieves this objective by setting an established risk tolerance and staying within this tolerance through the following risk management process:
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
     The process described above is used to measure and manage the interest rate risk of Ford Credit’s operations in the United States, Canada and the United Kingdom, which together represented approximately 79% of its total on-balance sheet finance receivables at December 31, 2006. For its other international affiliates, Ford Credit uses a technique commonly referred to as “gap analysis,” to measure re-pricing mismatch. This process uses re-pricing schedules, which group assets, debt and swaps into discrete time bands based on their re-pricing characteristics. Under this process, Ford Credit enters into interest rate swaps, which effectively change the re-pricing profile of its debt, to ensure that any re-pricing mismatch (between assets and liabilities) existing in a particular time band falls within an established tolerance.
     As a result of its interest rate risk management process, Ford Credit’s debt, combined with the derivative instruments economically hedging its debt, re-prices faster than its assets. Other things equal, this means that during a period of rising interest rates, the interest rates paid on Ford Credit’s debt will increase more rapidly than the interest rates earned on its assets, thereby initially reducing Ford Credit’s pre-tax cash flow. Correspondingly, during a period of falling interest rates, Ford Credit’s pre-tax cash flow would be expected to initially increase. To provide a quantitative measure of the sensitivity of its pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of one percentage point across all maturities (a “parallel

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk (continued)
shift”), as well as a base case that assumes that interest rates remain constant at existing levels. The differences between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit’s pre-tax cash flow. The sensitivity as of year-end 2006 and 2005 was as follows (in millions):

	December 31, 2006	December 31, 2005
Pre-tax Cash Flow sensitivity given a one percentage point instantaneous increase in interest rates	$(55)	$(40)
Pre-tax Cash Flow sensitivity given a one percentage point instantaneous decrease in interest rates	55	40
     Based on assumptions included in the analysis, sensitivity to a one percentage point instantaneous change in interest rates was higher at year-end 2006 than at year-end 2005. This change primarily reflects the results of normal fluctuations within the approved tolerances of risk management strategy. While the sensitivity analysis presented is Ford Credit’s best estimate of the impacts of specified assumed interest rate scenarios, the model Ford Credit uses for this analysis is heavily dependent on assumptions, so that actual results could differ from those projected. Embedded in the model Ford Credit uses are assumptions regarding the reinvestment of maturing asset principal, refinancing of maturing debt, and predicted repayment of retail installment sale and lease contracts ahead of contractual maturity. Ford Credit’s repayment projections of retail installment sale and lease contracts ahead of contractual maturity are based on historical experience. If interest rates or other factors were to change, the actual prepayment experience could be different than projected.
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
     The fair value of Ford Credit’s net derivative financial instruments (derivative assets less derivative liabilities) as reported in Note 22 of the Notes to the Financial Statements as of December 31, 2006 was $1.5 billion compared with $1.9 billion at December 31, 2005. The decrease in fair value reflects primarily mark-to-market adjustments resulting from higher interest rates, partially offset by translation gains resulting from the weakening of the U.S. dollar against the euro and the British pound. For additional information on Ford Credit derivatives, please refer to the “Financial Services Sector” discussion in Note 22 of the Notes to the Financial Statements.
ITEM 8. Financial Statements and Supplementary Data
     Our Financial Statements, the accompanying Notes to the Financial Statements, the Report of Independent Registered Public Accounting Firm, the Financial Statement Schedule and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule that are filed as part of this Report are listed under “Item 15. Exhibits and Financial Statement Schedules” and are set forth on pages FS-1 through FS-59 and FSS-1 and FSS-2 immediately following the signature pages of this Report.
     Selected quarterly financial data for 2006 and 2005 is provided in Note 26 of the Notes to the Financial Statements.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

ITEM 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     Alan Mulally, our Chief Executive Officer (“CEO”), and Donat R. Leclair, Jr., our Chief Financial Officer (“CFO”), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.
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
     Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. The assessment was based on criteria established in the framework Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2006.
     Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Report.
MATERIAL CHANGES IN INTERNAL CONTROL
     During the fourth quarter of 2006, Ford Europe modified some of its information technology systems to accommodate new business relationships created by recent legal entity status changes.
     Also during the fourth quarter of 2006, we implemented changes related to remediation of a material weakness in internal control over financial reporting with respect to accounting for certain hedges of interest rate risk (as reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006). We suspended our use of the application of Paragraph 68 of SFAS No. 133, and de-designated all derivative transactions to which we previously had applied the exception set forth in Paragraph 68.
ITEM 9B. Other Information
     None.

PART III
ITEM 10. Directors, Executive Officers of Ford and Corporate Governance
     The information required by Item 10 regarding our directors is incorporated by reference from the information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Management Stock Ownership” in our Proxy Statement. The information required by Item 10 regarding our executive officers appears as Item 4A under Part I of this Report. The information required by Item 10 regarding an audit committee financial expert is incorporated by reference from the information under the caption “Corporate Governance” in our Proxy Statement. The information required by Item 10 regarding the members of our Audit Committee of the Board of Directors is incorporated by reference from the information under the caption “Committees of the Board of Directors” in our Proxy Statement. The information required by Item 10 regarding the Audit Committee’s review and discussion of the audited financial statements is incorporated by reference from information under the caption “Audit Committee Report” in our Proxy Statement. The information required by Item 10 regarding our codes of ethics is incorporated by reference from the information under the caption “Corporate Governance” in our Proxy Statement. In addition, we have included in “Item 1. Business” instructions for how to access our codes of ethics on our website and our Internet address. Amendments to, and waivers granted under, our Code of Ethics for Senior Financial Personnel, if any, will be posted to our website as well.
ITEM 11. Executive Compensation
     The information required by Item 11 is incorporated by reference from the information under the following captions in our Proxy Statement: “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Compensation of Executive Officers,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” and “Post-Employment Compensation.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by Item 12 is incorporated by reference from the information under the captions “Equity Compensation Plan Information” and “Management Stock Ownership” in our Proxy Statement.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by Item 13 is incorporated by reference from the information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance” in our Proxy Statement.
ITEM 14. Principal Accounting Fees and Services
     The information required by Item 14 is incorporated by reference from the information under the caption “Audit Committee Report” in our Proxy Statement.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
(a) 1. Financial Statements — Ford Motor Company and Subsidiaries
     The following are contained in this 2006 10-K Report:
•	Consolidated Statement of Income and Sector Statement of Income for the years ended December 31, 2006, 2005, and 2004.

•	Consolidated Balance Sheet and Sector Balance Sheet at December 31, 2006 and 2005.

•	Consolidated Statement of Cash Flows and Sector Statement of Cash Flows for the years ended December 31, 2006, 2005, and 2004.

•	Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004.

•	Notes to the Financial Statements.

•	Report of Independent Registered Public Accounting Firm.
     The Consolidated and Sector Financial Statements, the Notes to the Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages FS-1 through FS-60 immediately following the signature pages of this Report.
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
(a) 3. Exhibits

Designation	Description	Method of Filing
Exhibit 2	Stock Purchase Agreement dated as of September 12, 2005 between CCMG Holdings, Inc., Ford Holdings LLC and Ford Motor Company.	Filed as Exhibit 2 to our Quarterly Report on Form 10-Q for the period ended September 30, 2005.*

Exhibit 3-A	Restated Certificate of Incorporation, dated August 2, 2000.	Filed as Exhibit 3-A to our Annual Report on Form 10-K for the year ended December 31, 2000.*

Exhibit 3-B	By-Laws as amended through December 14, 2006.	Filed with this Report.

Exhibit 10-A	Amended and Restated Profit Maintenance Agreement, dated as of January 1, 2002, between Ford and Ford Credit.	Filed as Exhibit 10-A to our Annual Report on Form 10-K for the year ended December 31, 2001.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing
Exhibit 10-B	Executive Separation Allowance Plan as amended through October 1, 2006 for separations on or after January 1, 1981.**	Filed as Exhibit 10-B to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-C	Deferred Compensation Plan for Non- Employee Directors, as amended and restated as of January 1, 2005.**	Filed as Exhibit 10-D to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-D	Benefit Equalization Plan, as amended as of October 1, 2006.**	Filed as Exhibit 10-D to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-D-1	Amendment to Benefit Equalization Plan, adopted in October 2002 and effective as of November 1, 2001.**	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.*

Exhibit 10-E	Description of financial counseling services provided to certain executives.**	Filed as Exhibit 10-F to Ford’s Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit 10-F	Supplemental Executive Retirement Plan, as amended through October 1, 2006.**	Filed as Exhibit 10-F to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-G	Restricted Stock Plan for Non-Employee Directors adopted by the Board of Directors on November 10, 1988.**	Filed as Exhibit 10-P to our Annual Report on Form 10-K for the year ended December 31, 1988.*

Exhibit 10-G-1	Amendment to Restricted Stock Plan for Non-Employee Directors, effective as of August 1, 1996.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.*

Exhibit 10-G-2	Amendment to Restricted Stock Plan for Non-Employee Directors, effective as of July 1, 2004.**	Filed as Exhibit 10 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.*

Exhibit 10-G-3	Description of Director Compensation as of July 13, 2006.**	Filed as Exhibit 10-G-3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-H	1990 Long-Term Incentive Plan, amended as of June 1, 1990.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 1990.*

Exhibit 10-H-1	Amendment to 1990 Long-Term Incentive Plan, effective as of October 1, 1990.**	Filed as Exhibit 10-P-1 to our Annual Report on Form 10-K for the year ended December 31, 1991.*

Exhibit 10-H-2	Amendment to 1990 Long-Term Incentive Plan, effective as of March 8, 1995.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.*

Exhibit 10-H-3	Amendment to 1990 Long-Term Incentive Plan, effective as of October 1, 1997.**	Filed as Exhibit 10-M-3 to our Annual Report on Form 10-K for the year ended December 31, 1997.*

Exhibit 10-H-4	Amendment to 1990 Long-Term Incentive Plan, effective as of January 1, 1998.**	Filed as Exhibit 10-M-4 to our Annual Report on Form 10-K for the year ended December 31, 1997.*

Exhibit 10-I	Description of Matching Gift Program and Vehicle Evaluation Program for Non-Employee Directors.**	Filed as Exhibit 10-I to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-J	Non-Employee Directors Life Insurance and Optional Retirement Plan (as amended as of October 1, 2006).**	Filed as Exhibit 10-J to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing
Exhibit 10-K	Description of Non-Employee Directors Accidental Death, Dismemberment and Permanent Total Disablement Indemnity.**	Filed as Exhibit 10-S to our Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit 10-L	Agreement dated December 10, 1992 between Ford and William C. Ford.**	Filed as Exhibit 10-T to our Annual Report on Form 10-K for the year ended December 31, 1992.*

Exhibit 10-M	Select Retirement Plan, as amended through October 1, 2006.**	Filed as Exhibit 10-M to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-N	Deferred Compensation Plan, as amended and restated as of July 12, 2006.**	Filed as Exhibit 10-N to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-N-1	Amendments to Deferred Compensation Plan, effective as of December 1, 2006.**	Filed with this Report.

Exhibit 10-O	Annual Incentive Compensation Plan, as amended and restated as of January 1, 2000.**	Filed as Exhibit 10-T to our Annual Report on Form 10-K for the year ended December 31, 1999.*

Exhibit 10-O-1	Annual Incentive Compensation Plan Metrics for 2007.**	Filed with this Report.

Exhibit 10-P	1998 Long-Term Incentive Plan, as amended and restated effective as of January 1, 2003.**	Filed as Exhibit 10-R to our Annual Report on Form 10-K for the year ended December 31, 2002.*

Exhibit 10-P-1	Amendment to Ford Motor Company 1998 Long-Term Incentive Plan (effective as of January 1, 2006).**	Filed as Exhibit 10-P-1 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-P-2	Form of Stock Option Agreement (NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-2 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-P-3	Form of Stock Option Agreement (ISO) with Terms and Conditions.**	Filed as Exhibit 10-P-3 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-P-4	Form of Stock Option Agreement (U.K. NQO) with Terms and Conditions.**	Filed as Exhibit 10-P-4 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-P-5	Performance Stock Rights Description for 2005-2007 Performance Period.**	Filed as Exhibit 10-Q-4 to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-P-6	Performance Stock Rights Description for 2006-2008 Performance Period.**	Filed as Exhibit 10-P-6 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-P-7	Form of Final Award Notification Letter For 2003-2005 Performance Period.**	Filed as Exhibit 10-P-7 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-P-8	Form of Restricted Stock Equivalent Grant Letter.**	Filed as Exhibit 10-Q-6 to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-P-9	Form of Performance-Based Restricted Stock Equivalent Opportunity Letter for 2005.**	Filed as Exhibit 10-Q-7 to our Annual Report on Form 10-K for the year ended December 31, 2004.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing
Exhibit 10-P-10	Form of Performance-Based Restricted Stock Equivalent Opportunity Letter for 2006.**	Filed as Exhibit 10-P-10 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-P-11	Form of Restricted Stock Grant Letter.**	Filed as Exhibit 10-Q-8 to our Annual Report on Form 10-K for the year ended December 31, 2004.*

Exhibit 10-P-12	Form of Final Award Notification Letter for 2005 Performance-Based Restricted Stock Equivalents.**	Filed as Exhibit 10-P-12 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-P-13	Form of Final Award Notification Letter for 2006 Performance-Based Restricted Stock Equivalents.**	Filed with this Report.

Exhibit 10-P-14	Description of Performance-Based Restricted Stock Units for 2007.**	Filed with this Report.

Exhibit 10-P-15	Form of Final Award Notification Letter for 2004-2006 Performance Period.**	Filed with this Report.

Exhibit 10-P-16	Description of Time-Based Restricted Stock Units .**	Filed with this Report.

Exhibit 10-Q	Agreement dated January 13, 1999 between Ford and Edsel B. Ford II.**	Filed as Exhibit 10-X to our Annual Report on Form 10-K for the year ended December 31, 1998.*

Exhibit 10-R	Amended and Restated Agreement between Ford Motor Company and Ford Motor Credit Company dated as of December 12, 2006.	Filed with this Report.

Exhibit 10-S	Agreement between Ford and Carl Reichardt, entered into in June 2002.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.*

Exhibit 10-T	Form of Trade Secrets/Non-Compete Statement between Ford and certain of its Executive Officers.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K for the year ended December 31, 2003.*

Exhibit 10-U	Form of Special 2006-2008 Retention Incentive Opportunity Letter.**	Filed as Exhibit 10-U to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-U-1	Description of Settlement of Special 2006 — 2008 Senior Executive Retention Program.**	Filed with this Report.

Exhibit 10-V	Form of Special 2006 Performance Incentive Opportunity Letter.**	Filed as Exhibit 10-V to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-W	Arrangement between Ford Motor Company and James J. Padilla.**	Filed as Exhibit 10-Z to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-X-1	Description of Retirement Arrangement for James J. Padilla.**	Filed with our Current Report on Form 8-K dated May 10, 2006.*

Exhibit 10-X-2	Agreement between Ford Motor Company and James J. Padilla dated April 7, 2006.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006.*

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing
Exhibit 10-Y	Arrangement between Ford Motor Company and William Clay Ford, Jr. dated May 11, 2005.**	Filed with our Current Report on Form 8-K dated May 11, 2005.*

Exhibit 10-Y-1	Arrangement between Ford Motor Company and William Clay Ford, Jr. dated February 27, 2006.**	Filed as Exhibit 10-AA-1 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-Z	Arrangement between Ford Motor Company and Greg C. Smith dated February 10, 2006.**	Filed as Exhibit 10-BB to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-Z-1	Agreement between Ford Motor Company and Greg C. Smith dated February 10, 2006.**	Filed as Exhibit 10-BB-1 to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-AA	Agreement between Ford Motor Company and Mark Fields dated October 5, 2005.**	Filed as Exhibit 10-CC to our Annual Report on Form 10-K/A for the year ended December 31, 2005.*

Exhibit 10-AA-1	Arrangement between Ford Motor Company and Mark Fields dated February 7, 2007.**	Filed with this Report.

Exhibit 10-BB	Description of Company Practices regarding Club Memberships for Executives.**	Filed with this Report.

Exhibit 10-CC	Accession Agreement between Ford Motor Company and Alan Mulally as of September 1, 2006.**	Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-CC-1	Description of Special Terms and Conditions for Stock Options Granted to Alan Mulally.**	Filed with this Report.

Exhibit 10-CC-2	Description of President and CEO Compensation Arrangements.**	Filed with this Report.

Exhibit 10-DD	Consulting Agreement between Ford Motor Company and Sir John Bond dated September 13, 2006.**	Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

Exhibit 10-EE	Credit Agreement dated as of December 15, 2006.	Filed with this Report.

Exhibit 12	Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed with this Report.

Exhibit 21	List of Subsidiaries of Ford as of February 21, 2007.	Filed with this Report.

Exhibit 23	Consent of Independent Registered Public Accounting Firm.	Filed with this Report.

Exhibit 24	Powers of Attorney.	Filed with this Report.

ITEM 15. Exhibits and Financial Statement Schedules (continued)

Designation	Description	Method of Filing
Exhibit 31.1	Rule 15d-14(a) Certification of CEO.	Filed with this Report.

Exhibit 31.2	Rule 15d-14(a) Certification of CFO.	Filed with this Report.

Exhibit 32.1	Section 1350 Certification of CEO.	Furnished with this Report.

Exhibit 32.2	Section 1350 Certification of CFO.	Furnished with this Report.

*	Incorporated by reference as an exhibit to this Report (file number reference 1-3950, unless otherwise indicated).

**	Management contract or compensatory plan or arrangement.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ford has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
FORD MOTOR COMPANY

By:	/s/ Peter J. Daniel Peter J. Daniel
Senior Vice President and Controller

Date:	February 28, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of Ford and in the capacities on the date indicated:

Signature	Title	Date

WILLIAM CLAY FORD, JR.* William Clay Ford, Jr.	Director, Chairman of the Board, Executive Chairman, Chair of the Office of the Chairman and Chief Executive, and Acting Chair of the Finance Committee	February 28, 2007

ALAN MULALLY* Alan Mulally	Director, President and Chief Executive Officer (principal executive officer)	February 28, 2007

JOHN R. H. BOND* John R. H. Bond	Director	February 28, 2007

STEPHEN G. BUTLER* Stephen G. Butler	Director and Chair of the Audit Committee	February 28, 2007

KIMBERLY A. CASIANO* Kimberly A. Casiano	Director	February 28, 2007

EDSEL B. FORD II* Edsel B. Ford II	Director	February 28, 2007

IRVINE O. HOCKADAY, JR.* Irvine O. Hockaday, Jr.	Director	February 28, 2007

RICHARD A. MANOOGIAN* Richard A. Manoogian	Director and Chair of the Compensation Committee	February 28, 2007

ELLEN R. MARRAM* Ellen R. Marram	Director and Chair of the Nominating and Governance Committee	February 28, 2007

HOMER A. NEAL* Homer A. Neal	Director and Chair of the Environmental and Public Policy Committee	February 28, 2007

JORMA OLLILA* Jorma Ollila	Director	February 28, 2007

Signature	Title	Date

JOHN L. THORNTON* John L. Thornton	Director	February 28, 2007

DONAT R. LECLAIR, JR.* Donat R. Leclair, Jr.	Executive Vice President and Chief Financial Officer (principal financial officer)	February 28, 2007

PETER J. DANIEL* Peter J. Daniel	Senior Vice President and Controller (principal accounting officer)	February 28, 2007

*By:	/s/ PETER J. SHERRY, JR.	February 28, 2007

(Peter J. Sherry, Jr.)
Attorney-in-Fact

This page intentionally left blank

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
For the Years Ended December 31, 2006, 2005 and 2004
(in millions, except per share amounts)

	2006	2005	2004
Sales and revenues
Automotive sales	$143,307	$153,474	$147,119
Financial Services revenues	16,816	23,422	25,197

Total sales and revenues	160,123	176,896	172,316

Costs and expenses
Automotive cost of sales	148,869	144,924	135,755
Selling, administrative and other expenses	19,180	24,622	24,012
Interest expense	8,783	8,417	8,471
Financial Services provision for credit and insurance losses	241	483	1,212

Total costs and expenses	177,073	178,446	169,450

Automotive interest income and other non-operating income/(expense), net	1,478	1,249	988
Automotive equity in net income/(loss) of affiliated companies	421	285	255
Gain on sale of The Hertz Corporation (“Hertz”) (Note 19)	—	1,095	—

Income/(loss) before income taxes	(15,051)	1,079	4,109
Provision for/(benefit from) income taxes (Note 18)	(2,646)	(845)	643

Income/(loss) before minority interests	(12,405)	1,924	3,466
Minority interests in net income/(loss) of subsidiaries	210	280	282

Income/(loss) from continuing operations	(12,615)	1,644	3,184
Income/(loss) from discontinued operations (Note 19)	2	47	(146)

Income/(loss) before cumulative effects of changes in accounting principles	(12,613)	1,691	3,038
Cumulative effects of changes in accounting principles (Note 27)	—	(251)	—

Net income/(loss)	$(12,613)	$1,440	$3,038

Average number of shares of Common and Class B Stock outstanding	1,879	1,846	1,830

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 20)
Basic income/(loss)
Income/(loss) from continuing operations	$(6.72)	$0.89	$1.74
Income/(loss) from discontinued operations	—	0.03	(0.08)
Cumulative effects of changes in accounting principles	—	(0.14)	—

Net income/(loss)	$(6.72)	$0.78	$1.66

Diluted income/(loss)
Income/(loss) from continuing operations	$(6.72)	$0.87	$1.59
Income/(loss) from discontinued operations	—	0.02	(0.07)
Cumulative effects of changes in accounting principles	—	(0.12)	—

Net income/(loss)	$(6.72)	$0.77	$1.52

Cash dividends	$0.25	$0.40	$0.40
The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR STATEMENT OF INCOME
For the Years Ended December 31, 2006, 2005 and 2004
(in millions, except per share amounts)

	2006	2005	2004
AUTOMOTIVE
Sales	$143,307	$153,474	$147,119
Costs and expenses
Cost of sales	148,869	144,924	135,755
Selling, administrative and other expenses	12,359	12,738	11,564

Total costs and expenses	161,228	157,662	147,319

Operating income/(loss)	(17,921)	(4,188)	(200)

Interest expense	995	1,220	1,221

Interest income and other non-operating income/(expense), net	1,478	1,249	988
Equity in net income/(loss) of affiliated companies	421	285	255

Income/(loss) before income taxes — Automotive	(17,017)	(3,874)	(178)

FINANCIAL SERVICES
Revenues	16,816	23,422	25,197
Costs and expenses
Interest expense	7,788	7,197	7,250
Depreciation	5,295	5,854	6,618
Operating and other expenses	1,526	6,030	5,830
Provision for credit and insurance losses	241	483	1,212

Total costs and expenses	14,850	19,564	20,910
Gain on sale of Hertz (Note 19)	—	1,095	—

Income/(loss) before income taxes — Financial Services	1,966	4,953	4,287

TOTAL COMPANY
Income/(loss) before income taxes	(15,051)	1,079	4,109
Provision for/(benefit from) income taxes (Note 18)	(2,646)	(845)	643

Income/(loss) before minority interests	(12,405)	1,924	3,466
Minority interests in net income/(loss) of subsidiaries	210	280	282

Income/(loss) from continuing operations	(12,615)	1,644	3,184
Income/(loss) from discontinued operations (Note 19)	2	47	(146)

Income/(loss) before cumulative effects of changes in accounting principles	(12,613)	1,691	3,038
Cumulative effects of changes in accounting principles (Note 27)	—	(251)	—

Net income/(loss)	$(12,613)	$1,440	$3,038

Average number of shares of Common and Class B Stock outstanding	1,879	1,846	1,830

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 20)
Basic income/(loss)
Income/(loss) from continuing operations	$(6.72)	$0.89	$1.74
Income/(loss) from discontinued operations	—	0.03	(0.08)
Cumulative effects of changes in accounting principles	—	(0.14)	—

Net income/(loss)	$(6.72)	$0.78	$1.66

Diluted income/(loss)
Income/(loss) from continuing operations	$(6.72)	$0.87	$1.59
Income/(loss) from discontinued operations	—	0.02	(0.07)
Cumulative effects of changes in accounting principles	—	(0.12)	—

Net income/(loss)	$(6.72)	$0.77	$1.52

Cash dividends	$0.25	$0.40	$0.40
The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions)

	December 31,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$28,894	$28,406
Marketable securities (Note 3)	21,472	10,672
Loaned securities (Note 3)	5,256	3,461
Finance receivables, net	106,863	105,975
Other receivables, net	7,782	8,536
Net investment in operating leases (Note 5)	29,834	27,099
Retained interest in sold receivables (Note 7)	990	1,420
Inventories (Note 8)	11,578	10,271
Equity in net assets of affiliated companies	2,787	2,579
Net property (Note 10)	38,505	40,676
Deferred income taxes	4,950	5,880
Goodwill and other net intangible assets (Note 12)	6,937	5,945
Assets of discontinued/held-for-sale operations	—	5
Other assets	12,706	18,534

Total assets	$278,554	$269,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables	$23,549	$22,910
Accrued liabilities and deferred revenue (Note 14)	82,518	73,047
Debt (Note 15)	172,049	153,278
Deferred income taxes	2,744	5,660

Total liabilities	280,860	254,895

Minority interests	1,159	1,122

Stockholders’ equity
Capital stock (Note 20)
Common Stock, par value $0.01 per share (1,837 million shares issued; 6,000 million shares authorized)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued; 530 million shares authorized)	1	1
Capital in excess of par value of stock	4,562	4,872
Accumulated other comprehensive income/(loss)	(7,846)	(3,680)
Treasury stock	(183)	(833)
Retained earnings/(Accumulated deficit)	(17)	13,064

Total stockholders’ equity	(3,465)	13,442

Total liabilities and stockholders’ equity	$278,554	$269,459

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR BALANCE SHEET
(in millions)

	December 31,	December 31,
	2006	2005
ASSETS
Automotive
Cash and cash equivalents	$16,020	$13,388
Marketable securities (Note 3)	11,310	6,860
Loaned securities (Note 3)	5,256	3,461

Total cash, marketable and loaned securities	32,586	23,709
Receivables, less allowances of $196 and $298	3,878	3,075
Inventories (Note 8)	11,578	10,271
Deferred income taxes	1,569	1,249
Other current assets	7,714	8,177

Total current assets	57,325	46,481
Equity in net assets of affiliated companies	2,029	1,756
Net property (Note 10)	38,236	40,348
Deferred income taxes	14,880	10,999
Goodwill and other net intangible assets (Note 12)	6,920	5,928
Assets of discontinued/held-for-sale operations	—	5
Other assets	3,244	8,308

Total Automotive assets	122,634	113,825
Financial Services
Cash and cash equivalents	12,874	15,018
Marketable securities (Note 3)	10,162	3,812
Finance receivables, net (Note 4)	110,767	111,436
Net investment in operating leases (Note 5)	26,606	22,951
Retained interest in sold receivables (Note 7)	990	1,420
Goodwill and other intangible assets (Note 12)	17	17
Other assets	6,167	7,457
Receivable from Automotive (Note 1)	1,467	83

Total Financial Services assets	169,050	162,194
Intersector elimination	(1,467)	(83)

Total assets	$290,217	$275,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive
Trade payables	$17,069	$16,637
Other payables	4,893	4,222
Accrued liabilities and deferred revenue (Note 14)	28,995	28,829
Deferred income taxes	3,139	804
Debt payable within one year (Note 15)	1,499	978
Current payable to Financial Services (Note 1)	640	83

Total current liabilities	56,235	51,553
Long-term debt (Note 15)	28,514	16,900
Other liabilities (Note 14)	49,398	38,639
Deferred income taxes	441	586
Non-current payable to Financial Services (Note 1)	827	—

Total Automotive liabilities	135,415	107,678
Financial Services
Payables	1,587	2,051
Debt (Note 15)	142,036	135,400
Deferred income taxes	10,827	10,747
Other liabilities and deferred income	4,125	5,579

Total Financial Services liabilities	158,575	153,777

Minority Interests	1,159	1,122

Stockholders’ equity
Capital stock (Note 20)
Common Stock, par value $0.01 per share (1,837 million shares issued; 6,000 million shares authorized)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued; 530 million shares authorized)	1	1
Capital in excess of par value of stock	4,562	4,872
Accumulated other comprehensive income/(loss)	(7,846)	(3,680)
Treasury stock	(183)	(833)
Retained earnings/(Accumulated deficit)	(17)	13,064

Total stockholders’ equity	(3,465)	13,442
Intersector elimination	(1,467)	(83)

Total liabilities and stockholders’ equity	$290,217	$275,936

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(in millions)

	2006	2005	2004
Cash flows from operating activities of continuing operations
Net cash flows from operating activities (Note 21)	$9,609	$20,387	$21,683

Cash flows from investing activities of continuing operations
Capital expenditures	(6,848)	(7,517)	(6,738)
Acquisitions of retail and other finance receivables and operating leases	(59,793)	(54,024)	(63,284)
Collections of retail and other finance receivables and operating leases	41,502	48,257	51,002
Net acquisitions of daily rental vehicles	—	(1,552)	(2,192)
Purchases of securities	(23,678)	(11,883)	(11,767)
Sales and maturities of securities	18,456	8,735	16,648
Proceeds from sales of retail and other finance receivables and operating leases	5,120	17,288	6,481
Proceeds from sale of businesses	56	7,937	537
Cash paid for acquisitions	—	(2,031)	(30)
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(4)	(1,255)	(39)
Other	325	1,849	2,292

Net cash (used in)/provided by investing activities	(24,864)	5,804	(7,090)

Cash flows from financing activities of continuing operations
Cash dividends	(468)	(738)	(733)
Sales of Common Stock	431	895	21
Purchases of Common Stock	(183)	(570)	(172)
Changes in short-term debt	(5,825)	(8,713)	4,885
Proceeds from issuance of other debt	58,258	24,559	22,223
Principal payments on other debt	(36,601)	(36,080)	(36,000)
Other	(339)	(153)	(136)

Net cash (used in)/provided by financing activities	15,273	(20,800)	(9,912)

Effect of exchange rate changes on cash	464	(496)	505

Net increase/(decrease) in cash and cash equivalents from continuing operations	482	4,895	5,186

Cash from discontinued operations
Cash flows from operating activities of discontinued operations	2	55	315
Cash flows from investing activities of discontinued operations	—	(49)	(320)
Cash flows from financing activities of discontinued operations	—	—	—

Net increase/(decrease) in cash and cash equivalents	$484	$4,901	$5,181

Cash and cash equivalents at January 1	$28,406	$22,828	$17,672
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	4	681	656
Net increase/(decrease) in cash and cash equivalents	484	4,901	5,181
Less: cash and cash equivalents of discontinued/held-for-sale operations at December 31	—	(4)	(681)

Cash and cash equivalents at December 31	$28,894	$28,406	$22,828

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
SECTOR STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(in millions)

	2006		2005		2004
		Financial		Financial		Financial
	Automotive	Services	Automotive	Services	Automotive	Services
Cash flows from operating activities of continuing operations
Net cash flows from operating activities (Note 21)	$(4,185)	$7,316	$5,433	$6,912	$6,963	$7,963

Cash flows from investing activities of continuing operations
Capital expenditures	(6,809)	(39)	(7,123)	(394)	(6,280)	(458)
Acquisitions of retail and other finance receivables and operating leases	—	(59,793)	—	(54,024)	—	(63,284)
Collections of retail and other finance receivables and operating leases	—	41,867	—	48,245	—	51,220
Net (increase)/decrease in wholesale receivables	—	6,113	—	4,751	—	2,882
Net acquisitions of daily rental vehicles	—	—	—	(1,988)	—	(2,492)
Purchases of securities	(4,068)	(19,610)	(5,714)	(6,169)	(7,590)	(4,177)
Sales and maturities of securities	4,865	13,591	5,106	3,629	7,615	9,033
Proceeds from sales of retail and other finance receivables and operating leases	—	5,120	—	17,288	—	6,481
Proceeds from sale of wholesale receivables	—	—	—	3,739	—	3,957
Proceeds from sale of businesses	56	—	280	7,657	125	412
Cash paid for acquisitions	—	—	(2,031)	—	(30)	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(4)	—	—	(1,255)	(26)	(13)
Investing activity from Financial Services	1,185	—	8,407	—	4,361	—
Investing activity to Financial Services	(1,400)	—	—	—	—	—
Other	18	307	387	1,462	107	2,185

Net cash (used in)/provided by investing activities	(6,157)	(12,444)	(688)	22,941	(1,718)	5,746

Cash flows from financing activities of continuing operations
Cash dividends	(468)	—	(738)	—	(733)	—
Sales of Common Stock	431	—	895	—	21	—
Purchases of Common Stock	(183)	—	(570)	—	(172)	—
Changes in short-term debt	414	(6,239)	(115)	(8,598)	(342)	5,227
Proceeds from issuance of other debt	12,254	46,004	385	24,174	469	21,754
Principal payments on other debt	(758)	(35,843)	(758)	(35,322)	(2,564)	(33,436)
Financing activity from Automotive	—	1,400	—	—	—	—
Financing activity to Automotive	—	(1,185)	—	(8,407)	—	(4,361)
Other	(147)	(192)	(177)	24	(39)	(97)

Net cash (used in)/provided by financing activities	11,543	3,945	(1,078)	(28,129)	(3,360)	(10,913)

Effect of exchange rate changes on cash	104	360	(23)	(473)	117	388
Net change in intersector receivables/payables and other liabilities	1,321	(1,321)	(394)	394	1,258	(1,258)

Net increase/(decrease) in cash and cash equivalents from continuing operations	2,626	(2,144)	3,250	1,645	3,260	1,926

Cash from discontinued operations
Cash flows from operating activities of discontinued operations	2	—	(16)	71	(149)	464
Cash flows from investing activities of discontinued operations	—	—	17	(66)	137	(457)
Cash flows from financing activities of discontinued operations	—	—	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$2,628	$(2,144)	$3,251	$1,650	$3,248	$1,933

Cash and cash equivalents at January 1	$13,388	$15,018	$10,139	$12,689	$6,853	$10,819
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	4	—	2	679	40	616
Net increase/(decrease) in cash and cash equivalents	2,628	(2,144)	3,251	1,650	3,248	1,933
Less: cash and cash equivalents of discontinued/held-for-sale operations at December 31	—	—	(4)	—	(2)	(679)

Cash and cash equivalents at December 31	$16,020	$12,874	$13,388	$15,018	$10,139	$12,689

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(in millions)

		Capital in		Accumulated Other Comprehensive
		Excess	Retained	Income/(Loss)
		of Par	Earnings/	Foreign	Employee	Derivative
	Capital	Value of	(Accumulated	Currency	Benefit	Instruments
	Stock	Stock	Deficit)	Translation	Related	and Other	Other	Total
YEAR ENDED DECEMBER 31, 2004
Balance at beginning of year	$19	$5,374	$10,057	$1,816	$(3,520)	$1,462	$(1,749)	$13,459
Comprehensive income/(loss)
Net income/(loss)	—	—	3,038	—	—	—	—	3,038
Foreign currency translation	—	—	—	2,321	—	—	—	2,321
Net gain/(loss) on derivative instruments (net of $76 of tax)	—	—	—	(125)	—	(16)	—	(141)
Minimum pension liability (net of $243 of tax)	—	—	—	—	(451)	—	—	(451)
Net holding gain/(loss) (net of $13 of tax)	—	—	—	—	—	(24)	—	(24)

Comprehensive income/(loss)								4,743
Common Stock issued for employee benefit plans and other	—	(53)	—	—	—	—	—	(53)
ESOP loan and treasury stock	—	—	—	—	—	—	21	21
Cash dividends	—	—	(733)	—	—	—	—	(733)

Balance at end of year	$19	$5,321	$12,362	$4,012	$(3,971)	$1,422	$(1,728)	$17,437

YEAR ENDED DECEMBER 31, 2005
Balance at beginning of year	$19	$5,321	$12,362	$4,012	$(3,971)	$1,422	$(1,728)	$17,437
Comprehensive income/(loss)
Net income/(loss)	—	—	1,440	—	—	—	—	1,440
Foreign currency translation	—	—	—	(3,684)	—	—	—	(3,684)
Net gain/(loss) on derivative instruments (net of $527 of tax)	—	—	—	285	—	(1,264)	—	(979)
Minimum pension liability (net of $229 of tax)	—	—	—	—	(425)	—	—	(425)
Net holding gain/(loss) (net of $30 of tax).	—	—	—	—	—	(55)	—	(55)

Comprehensive income/(loss)								(3,703)
Common Stock issued for employee benefit plans and other	—	(449)	—	—	—	—	—	(449)
ESOP loan and treasury stock	—	—	—	—	—	—	895	895
Cash dividends	—	—	(738)	—	—	—	—	(738)

Balance at end of year	$19	$4,872	$13,064	$613	$(4,396)	$103	$(833)	$13,442

YEAR ENDED DECEMBER 31, 2006
Balance at beginning of year	$19	$4,872	$13,064	$613	$(4,396)	$103	$(833)	$13,442
Comprehensive income/(loss)
Net income/(loss)	—	—	(12,613)	—	—	—	—	(12,613)
Foreign currency translation (Note 2)	—	—	—	2,585	—	—	—	2,585
Net gain/(loss) on derivative instruments (net of $266 of tax)	—	—	—	17	—	477	—	494
Minimum pension liability (net of $819 of tax)	—	—	—	—	1,542	—	—	1,542
Net holding gain/(loss) (net of $266 of tax)	—	—	—	—	—	(59)	—	(59)

Comprehensive income/(loss)								(8,051)
Adoption of Statement of Financial Accounting Standards (“SFAS”) Statement No. 158 (net of $646 of tax)	—	—	—	—	(8,728)	—	—	(8,728)
Common Stock issued for employee benefit plans and other	—	(310)	—	—	—	—	—	(310)
ESOP loan and treasury stock	—	—	—	—	—	—	650	650
Cash dividends	—	—	(468)	—	—	—	—	(468)

Balance at end of year	$19	$4,562	$(17)	$3,215	$(11,582)	$521	$(183)	$(3,465)

The accompanying notes are part of the financial statements.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTE 1. PRINCIPLES OF PRESENTATION AND CONSOLIDATION
Principles of Presentation and Consolidation
     Our financial statements are presented in accordance with generally accepted accounting principles in the United States (“GAAP”) and are shown on two bases: 1) consolidated basis and 2) sector basis for Automotive and Financial Services. We believe the additional information provided in the sector basis statements enables the reader to better understand the operating performance, financial position, cash flows, and liquidity of our two very different businesses. The primary difference between the presentation of our sector balance sheet and our consolidated balance sheet is the netting of deferred tax assets and liabilities.
     Our financial statements include consolidated majority-owned subsidiaries and consolidated variable interest entities (“VIEs”) of which we are the primary beneficiary. Affiliates that we do not consolidate, but over whose operating and financial policies we have significant influence, are accounted for using the equity method.
Certain Transactions Between Automotive and Financial Services Sectors
     Intersector transactions occur in the ordinary course of business. We formally documented certain long-standing business practices with Ford Motor Credit Company (“Ford Credit”), our indirect wholly-owned subsidiary, in a 2001 agreement that was amended in 2006. Additional details on certain transactions and the effect on each sector’s balance sheet at December 31 are shown below (in billions):

	2006		2005
		Financial		Financial
	Automotive	Services	Automotive	Services
Finance receivables, net (a)		$3.9		$5.5
Wholesale receivables (b)		1.9		1.6
Net investment in operating leases (c)		0.8		0.9
Other assets (d)		0.7		1.1
Intersector receivables/(payables) (e)	$(1.5)	1.5	$(0.1)	0.1

(a)	Automotive sector receivables (generated primarily from vehicle and parts sales to third parties) sold to Ford Credit. These receivables are classified as Other receivables, net on our consolidated balance sheet and Finance receivables, net on our sector balance sheet.

(b)	Primarily wholesale receivables with entities that are consolidated subsidiaries of Ford. The consolidated subsidiaries include dealerships that are partially owned by Ford and consolidated as VIEs, and also certain overseas affiliates.

(c)	Sale-leaseback agreement between Automotive and Financial Services sectors relating to vehicles that we lease to our employees and employees of our subsidiaries.

(d)	Primarily used vehicles purchased by Ford Credit pursuant to the Automotive sector’s obligation to repurchase such vehicles from daily rental car companies. These vehicles are subsequently sold at auction.

(e)	Primarily amounts owed to the Automotive sector by Ford Credit under a tax sharing agreement, and the net result of all other transactions including receivables of Ford Credit from the Automotive sector’s consolidated dealerships.
     Additionally, amounts recorded as revenue by the Financial Services sector and billed to the Automotive sector for interest supplements and other support costs for special financing and leasing programs were $3.5 billion in 2006, $3.3 billion in 2005, and $3.4 billion in 2004. At December 31, 2006, the Automotive sector has accrued in Accrued liabilities and deferred revenue $4.6 billion for interest supplements and about $900 million for residual-value supplements in the United States and Canada to be paid to Ford Credit over the term of the related finance contracts.
NOTE 2. SUMMARY OF ACCOUNTING POLICIES
Cash and Cash Equivalents
     Cash and all highly liquid investments with a maturity of three months or less at the date of purchase, including short-term time deposits and government agency and corporate obligations, are classified in Cash and cash equivalents. Cash and cash equivalents and investments that are restricted as to withdrawal or usage under the terms of certain contractual arrangements are recorded in Other assets on our consolidated balance sheet. See Note 7 for additional information regarding cash that supports Financial Services’ on-balance sheet securitizations.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 2. SUMMARY OF ACCOUNTING POLICIES (Continued)
Asset Impairments
     Held-for-Sale and Discontinued Operations. We perform an impairment test on an asset group to be discontinued, held for sale, or otherwise disposed of when management has committed to the action and the action is expected to be completed within one year. We estimate fair value to approximate the expected proceeds to be received, less transaction costs, and compare it to the carrying value of the asset group. An impairment charge is recognized when the carrying value exceeds the estimated fair value. A gain is recognized upon disposal if the estimated fair value exceeds the carrying value of the asset group.
     Held-and-Used Long-Lived Assets. We monitor the carrying value of long-lived asset groups held for potential impairment when certain triggering events have occurred. These events include current period losses combined with a history of losses or a projection of continuing losses. When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows (utilizing current cash flow information and expected growth rates) to the carrying value of the asset group. If the test for recoverability identifies a possible impairment, the asset group fair value is measured relying primarily on the discounted cash flow methodology. Additionally, we consider various market multiples (e.g., revenue and earnings before interest, taxes and depreciation and amortization (“EBITDA”)) and consult with external valuation experts. An impairment charge is recognized for the amount by which the carrying value of the asset group exceeds its estimated fair value.
Revenue Recognition — Automotive Sector
     Sales are recorded when the risks and rewards of ownership are transferred to our customers (generally dealers and distributors). In the majority of our sales arrangements, this occurs when products are shipped from our manufacturing facilities. When vehicles are shipped to customers or modifiers on consignment, revenue is recognized when the vehicle is sold to the ultimate customer. We also sell vehicles to daily rental car companies subject to guaranteed repurchase options. These vehicles are accounted for as operating leases. At the time of sale, the proceeds are recorded as deferred revenue in Accrued liabilities and deferred revenue. The difference between the proceeds and the guaranteed repurchase amount is recognized in Automotive sales over the term of the lease, using a straight-line method. Also at the time of sale, the cost of the vehicles is recorded as an operating lease in Other current assets. The difference between the cost of the vehicle and the estimated auction value is depreciated in Automotive cost of sales over the term of the lease. At December 31, 2006 and 2005, included in Accrued liabilities and deferred revenue was $3.6 billion and $4.6 billion, respectively, and included in Other current assets was $3.2 billion and $4.1 billion, respectively, for these vehicles.
     Income generated from cash and cash equivalents, investments in marketable securities, loaned securities and other miscellaneous receivables is reported in Automotive interest income and other non-operating income/(expense), net.
Revenue Recognition — Financial Services Sector
     Revenue from finance receivables is recognized using the interest method. Certain origination costs on receivables are deferred and amortized, using the interest method, over the term of the related receivable as a reduction in financing revenue. Rental revenue on operating leases is recognized on a straight-line basis over the term of the lease. Initial direct costs related to leases are deferred and amortized on a straight-line basis over the term of the lease. The accrual of interest on receivables is discontinued at the time a receivable is determined to be uncollectible.
     Income generated from cash and cash equivalents, investments in marketable securities, and other miscellaneous receivables is reported in Financial Services revenues.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 2. SUMMARY OF ACCOUNTING POLICIES (Continued)
Marketing Incentives and Interest Supplements
     Marketing incentives, including customer and dealer cash payments and costs for special financing and leasing programs paid to the Financial Services sector, are recognized by the Automotive sector as revenue reductions. These revenue reductions are accrued at the later of the date the related vehicle sales to the dealers are recorded or the date the incentive program is both approved and communicated. Costs of these marketing incentives are measured based on assumptions regarding the number of vehicles that will have a specific incentive applied against them. The Financial Services sector identifies payments for special financing and leasing programs as interest supplements or other support costs and recognizes them consistent with the earnings process of the underlying receivable or operating lease.
Sale of Receivables
     Ford Credit securitizes finance receivables and sells retail installment sale contracts in whole-loan sale transactions to fund operations and to maintain liquidity. Most securitizations do not qualify for off-balance sheet treatment. As a result, the securitized receivables and associated debt remain on our balance sheet and no gain or loss is recorded for these transactions.
     We record our sales of receivables as off-balance sheet when the following criteria are met:
•	The receivables are isolated from the transferor; we transfer the receivables to bankruptcy - remote special purpose entities (“SPEs”) or other independent entities.

•	The receivables are transferred to an entity that has the right to pledge or exchange the assets, or to a qualifying SPE whose beneficial interest holders have the right to pledge or exchange their beneficial interests. In our off-balance sheet transactions, we generally use a qualifying SPE or we sell the receivables to an independent entity. In either case, we do not restrict the transferee from pledging or exchanging the receivables or beneficial interests.

•	The transferor does not maintain control over the receivables; we are not permitted to regain control over the transferred receivables or cause the return of specific receivables, other than through a “cleanup” call.
     For off-balance sheet sales of receivables, gains or losses are recognized in the period in which the sale occurs. We retain certain interests in receivables sold in off-balance sheet securitization transactions. In determining the gain or loss on each sale of finance receivables, the investment in the sold receivables pool is allocated between the portions sold and retained based on their relative fair values at the date of sale. Retained interests may include residual interest in securitizations, restricted cash held for the benefit of securitization investors and subordinated securities. These interests are recorded at fair value with unrealized gains recorded, net of tax, as a separate component of Accumulated other comprehensive income/(loss) (“OCI”). Residual interests in securitizations represent the present value of monthly collections on the sold finance receivables in excess of amounts needed for payment of the debt and other obligations issued or arising in the securitization transactions. We do not retain any interests in the whole-loan sale transactions but continue to service the sold receivables.
     In both off-balance sheet securitization transactions and whole-loan sales, we also retain the servicing rights and generally receive a servicing fee. The fee is recognized as collected over the remaining term of the related sold finance receivables. When the servicing fee adequately compensates us for retaining the servicing rights, we do not establish a servicing asset or liability. Interest supplement payments due from affiliates related to receivables sold in off-balance sheet securitizations or whole-loan sale transactions are recorded, on a present value basis, as a receivable in Other assets on our balance sheet at the time the receivables are sold. Present value accretion is recognized in Financial Services revenues.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 2. SUMMARY OF ACCOUNTING POLICIES (Continued)
Supplier Price Adjustments
     We frequently negotiate price adjustments with our suppliers throughout a production cycle, even after receiving production material. These price adjustments relate to changes in design specifications or to other commercial terms such as economics, productivity, and competitive pricing. We recognize price adjustments when we reach final agreement with our suppliers. In general, we avoid price changes in consideration of future business; however, when these occur, our policy is to defer the financial statement impact of any such price change given explicitly in consideration of future business where guaranteed volumes are specified.
Government Grants and Loan Incentives
     We receive grants and loan incentives from domestic and foreign governments. They are recorded in the financial statements as dictated by the grant agreement, either as a reduction of expenses or a reduction of the cost of the capital investment. The benefit of grants and loan incentives is recorded when performance is complete and all conditions as specified in the agreement are fulfilled. Grants and loan incentives are recorded as a reduction of expense in Automotive cost of sales.
Selected Other Costs
     Freight, engineering and research and development costs are included in Automotive cost of sales; advertising costs are included in Selling, administrative and other expenses. Advertising, engineering and research and development costs are expensed as incurred and were as follows (in billions):

	2006	2005	2004
Advertising	$5.1	$5.0	$4.7
Engineering, research and development	7.2	8.0	7.4
Foreign Currency Translation
     The assets and liabilities of foreign subsidiaries using the local currency as their functional currency are translated to U.S. dollars based on current exchange rates and any resulting translation adjustments are included in OCI. The net translation adjustments for 2006 and 2005 were an increase in net assets and OCI of $2.6 billion and a decrease in net assets and OCI of $3.7 billion (net of $524 million and $299 million of tax), respectively. The net translation adjustment also reflects amounts transferred to net income as a result of the sale or liquidation of an entity, resulting in a gain of $116 million (primarily from the sale of Hertz) in 2005.
     Also included in Automotive cost of sales, Automotive interest income and other non-operating income/(expense), net, and Financial Services revenues are the gains and losses arising from transactions denominated in a currency other than the functional currency of a location, the effect of re-measuring assets and liabilities of foreign subsidiaries using U.S. dollars as their functional currency, and the results of our foreign currency hedging activities. For additional discussion of hedging activities, see Note 22. The net after-tax income effects of these adjustments were a loss of about $17 million in 2006, and gains of $621 million and $609 million in 2005 and 2004, respectively.
Presentation of Sales Taxes
     We collect and remit taxes assessed by different governmental authorities that are both imposed on and concurrent with a revenue-producing transaction between us and our customers. These taxes may include, but are not limited to, sales, use, value-added, and some excise taxes. We report the collection of these taxes on a net basis (excluded from revenues). The amounts of these taxes are not significant.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 2. SUMMARY OF ACCOUNTING POLICIES (Continued)
Use of Estimates
     The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, our disclosure of contingent assets and liabilities at the date of the financial statements, and our revenue and expenses during the periods reported. Estimates are used when accounting for certain items such as marketing accruals, warranty costs, employee benefit programs, etc. Estimates are based on historical experience, where applicable, and assumptions that we believe are reasonable under the circumstances. Due to the inherent uncertainty involved with estimates, actual results may differ.
NOTE 3. MARKETABLE, LOANED AND OTHER SECURITIES
     We classify all securities as trading, available-for-sale or held-to-maturity. Trading securities are recorded at fair value, with unrealized gains and losses included in income. Available-for-sale securities are recorded at fair value, with net unrealized holding gains and losses reported, net of tax, in Accumulated other comprehensive income/(loss). Held-to-maturity securities are recorded at amortized cost. Realized gains and losses for all securities are included in Automotive interest income and other non-operating income/(expense), net and Financial Services revenues, and are accounted for using the specific identification method.
     The fair value of trading and available-for-sale securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities traded in the market.
     Expected maturities of debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.
     We loan certain securities from our portfolio to other institutions. Such securities are classified as Loaned securities. Collateral for the loaned securities, consisting of cash or other securities, is maintained at a rate of 102% of the market value of a loaned security. We received securities as collateral in the amount of $4.4 billion and $2.8 billion for 2006 and 2005, respectively. These securities have not been pledged or sold. We received cash as collateral in the amount of $931 million and $764 million for 2006 and 2005, respectively. This cash collateral is recorded in Other assets on the consolidated balance sheet and Other current assets on the sector balance sheet, offset by a current obligation to return the collateral in Payables on the consolidated balance sheet and Other payables on the sector balance sheet. Income received from loaning securities is recorded in Automotive interest income and other non-operating income/(expense), net.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. MARKETABLE, LOANED AND OTHER SECURITIES (Continued)
     Investments in marketable and loaned securities at December 31 were as follows (in millions):

	2006				2005
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Automotive Sector
Trading	$15,060	$27	$18	$15,069	$8,028	$13	$24	$8,017
Available-for-sale
U.S. government	185	—	1	184	1,063	—	6	1,057
Mortgage-backed securities	595	1	3	593	527	1	4	524
Other debt securities	724	—	4	720	729	1	7	723

Subtotal	1,504	1	8	1,497	2,319	2	17	2,304

Total	$16,564	$28	$26	$16,566	$10,347	$15	$41	$10,321

Financial Services Sector
Trading	$1	$—	$—	$1	$2	$—	$—	$2
Available-for-sale
U.S. government	3,710	4	1	3,713	92	1	—	93
Government-sponsored enterprises	4,968	5	—	4,973	1,648	—	—	1,648
Mortgage-backed securities	263	1	4	260	282	1	4	279
Other debt securities	1,113	1	2	1,112	1,684	1	3	1,682
Equity securities	60	36	1	95	65	38	1	102

Subtotal	10,114	47	8	10,153	3,771	41	8	3,804

Held-to-maturity	8	—	—	8	6	—	—	6

Total	$10,123	$47	$8	$10,162	$3,779	$41	$8	$3,812

     The proceeds from maturities and sales of available-for-sale securities were as follows (in millions):

	Proceeds
	Maturities			Sales			Gains/(Losses)
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Automotive Sector	$496	$321	$—	$4,369	$4,785	$7,615	$(19)	$(57)	$(12)
Financial Services Sector	9,157	2,381	6,981	4,434	691	2,032	15	4	6
     The amortized cost and fair value of investments in available-for-sale and held-to-maturity securities by contractual maturity for our sectors at December 31, 2006 were as follows (in millions):

	Automotive		Financial Services
	Available-for-Sale		Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair	Amortized	Fair
Contractual Maturity	Cost	Value	Cost	Value	Cost	Value
1 year	$147	$147	$9,516	$9,524	$2	$2
2-5 years	739	735	143	142	2	2
6-10 years	22	21	53	53	1	1
11 years and later	1	1	79	79	3	3
Mortgage-backed securities	595	593	263	260	—	—
Equity securities	—	—	60	95	—	—

Total	$1,504	$1,497	$10,114	$10,153	$8	$8

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 3. MARKETABLE, LOANED AND OTHER SECURITIES (Continued)
     The fair value of our investments in an unrealized loss position at December 31, 2006, aggregated by investment category and length of time the investments have been in a continuous loss position, are as follows (in millions):

	Less Than		12 Months
	12 Months		or Greater		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses	Value	Losses
Automotive Sector
U.S. government	$127	$1	$10	$—	$137	$1
Mortgage-backed securities	177	—	145	3	322	3
Other debt securities	349	1	276	3	625	4

Total	$653	$2	$431	$6	$1,084	$8

Financial Services Sector
U.S. government	$45	$1	$6	$—	$51	$1
Government-sponsored enterprises	250	—	17	—	267	—
Mortgage-backed securities	51	1	136	3	187	4
Other debt securities	47	—	74	2	121	2
Equity securities	3	1	1	—	4	1

Total	$396	$3	$234	$5	$630	$8

     We utilize a systematic process to evaluate whether unrealized losses related to investments in debt and equity securities are temporary in nature. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and our ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery. If losses are determined to be other than temporary, the investment carrying amount is considered impaired and adjusted downward to a revised fair value.
NOTE 4. FINANCE RECEIVABLES — FINANCIAL SERVICES SECTOR
     Net finance receivables at December 31 were as follows (in millions):

	2006	2005
Retail	$72,513	$67,928
Wholesale	33,813	38,522
Other finance receivables	5,396	6,320

Total finance receivables	111,722	112,770
Allowance for credit losses	(995)	(1,400)
Other	40	66

Net finance and other receivables	$110,767	$111,436

Net finance receivables subject to fair value*	$105,324	$105,481
Fair Value	$104,066	$105,004

*	December 31, 2006 and 2005, excludes $5.4 billion and $6 billion, respectively, of certain receivables (primarily direct financing leases) that are not financial instruments.
     Finance receivables that originated outside of the United States were $49.4 billion and $46.4 billion at December 31, 2006 and 2005, respectively. Other finance receivables consisted primarily of real estate, commercial and other collateralized loans and accrued interest. At December 31, 2006, finance receivables included $1.8 billion owed by the three customers with the largest receivables balances.
     Included in net finance and other receivables at December 31, 2006 and 2005 were $56.5 billion and $44.7 billion, respectively, of finance receivables that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. These receivables are available only for payment of the debt or other

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 4. FINANCE RECEIVABLES — FINANCIAL SERVICES SECTOR (Continued)
obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.
     The fair value of finance receivables is generally calculated by discounting future cash flows using an estimated discount rate that reflects the current credit, interest rate and prepayment risks associated with similar types of instruments. For finance receivables with short maturities (generally three months or less), the book value approximates fair value.
     Future maturities of total finance receivables, including minimum lease rentals, are $69.3 billion for 2007, $20.8 billion for 2008, $12.2 billion for 2009, and $9.4 billion thereafter. Experience indicates that a portion of the portfolio is repaid before the contractual maturity dates.
     Included in retail receivables above are investments in direct financing leases. The net investment at December 31 was as follows (in millions):

	2006	2005
Total minimum lease rentals to be received	$3,516	$3,978
Less: Unearned income	(504)	(555)
Loan origination costs	49	41
Estimated residual values	2,349	2,394
Less: Allowance for credit losses	(52)	(59)

Net investment in direct financing leases	$5,358	$5,799

     The investment in direct financing leases primarily relates to the leasing of vehicles. Future maturities of minimum lease rentals, as included above, are $1.4 billion for 2007, $991 million for 2008, $726 million for 2009, and $382 million thereafter.
NOTE 5. NET INVESTMENT IN OPERATING LEASES
     The net investment in operating leases at December 31 was as follows (in millions):

	2006	2005
Automotive Sector
Vehicles, net of depreciation	$3,228	$4,148
Financial Services Sector
Vehicles and other equipment, at cost	33,974	29,489
Accumulated depreciation	(7,242)	(6,344)
Allowance for credit losses	(126)	(194)

Total Financial Services Sector	26,606	22,951

Total	$29,834	$27,099

Automotive Sector
     Included in Net investment in operating leases for the Automotive sector are vehicles sold to daily rental car companies subject to guaranteed repurchase options. Assets subject to operating leases are depreciated on the straight-line method over the projected service life of the lease to reduce the asset to its estimated residual value. Operating lease depreciation expense (which excludes gains and losses on disposal of assets) was $1.2 billion in 2006, $218 million in 2005, and $230 million in 2004.
     Included in Automotive sales are rents on operating leases. The amount contractually due for minimum rentals on operating leases is $368 million for 2007.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 5. NET INVESTMENT IN OPERATING LEASES (Continued)
Financial Services Sector
     Included in Net investment in operating leases at December 31, 2006 and 2005 were interests of $17.3 billion and $6.5 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay our other obligations or the claims of our other creditors.
     Included in Financial Services revenues are rents on operating leases. The amounts contractually due for minimum rentals on operating leases are $3.8 billion for 2007, $3.6 billion for 2008, $1.7 billion for 2009, $433 million for 2010, $73 million for 2011, and $291 million thereafter.
     Assets subject to operating leases are depreciated on the straight-line method over the term of the lease to reduce the asset to its estimated residual value. Estimated residual values are based on assumptions for used vehicle prices at lease termination and the number of vehicles that are expected to be returned. Operating lease depreciation expense (which includes gains and losses on disposal of assets) was $5.2 billion in 2006, $5.7 billion in 2005, and $6.4 billion in 2004.
NOTE 6. ALLOWANCE FOR CREDIT LOSSES — FINANCIAL SERVICES SECTOR
     We estimate and record an allowance for credit losses related to impaired receivables and operating leases at the date of the financial statements. This allowance is based on factors including historical credit loss trends (for example, loss history and key physical trends such as delinquency and repossessions), the composition and credit quality of our present portfolio (including vehicle brand, term, risk evaluation, and new/used), trends in historical and projected used vehicle values and general economic measures. Additions to the allowance for credit losses are made by recording charges to the Provision for credit and insurance losses on our statement of income. Finance receivables and lease investments are charged to the allowance for credit losses at the earlier of when an account is deemed to be uncollectible or when an account is 120 days delinquent, taking into consideration the financial condition of the borrower or lessee, the value of the collateral, recourse to guarantors and other factors. Recoveries on finance receivables and lease investments previously charged off as uncollectible are credited to the allowance for credit losses.
     The allowance for credit losses is included in Finance receivables, net and Net investment in operating leases. Changes in the allowance for credit losses for finance receivables, investment in direct financing leases and investment in operating leases were as follows (in millions):

	2006	2005	2004
Beginning balance	$1,594	$2,471	$2,977
Provision for credit and insurance losses	100	167	923
Total charge-offs and recoveries
Charge-offs	(995)	(1,184)	(1,843)
Recoveries	470	478	477

Net charge-offs	(525)	(706)	(1,366)
Other changes, principally amounts related to finance receivables sold and translation adjustments	(48)	(338)	(63)

Ending balance	$1,121	$1,594	$2,471

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. SALES OF RECEIVABLES — FINANCIAL SERVICES SECTOR
Servicing Portfolio
     We retain servicing rights for receivables sold in off-balance sheet securitization and whole-loan sale transactions. The servicing portfolio is summarized in the following table (in millions):

	Retail	Wholesale	Total
Servicing portfolio at December 31, 2004	$20,669	$18,904	$39,573
Receivables sales	18,138	1,561	19,699
Collections and re-acquired receivables	(17,886)	(20,465)	(38,351)

Servicing portfolio at December 31, 2005	20,921	—	20,921
Receivables sales	5,531	—	5,531
Collections and re-acquired receivables	(12,218)	—	(12,218)

Servicing portfolio at December 31, 2006	$14,234	$—	$14,234

     In the fourth quarter of 2005, we consolidated our off-balance sheet wholesale securitization program as a result of certain changes authorized in accordance with the transaction documents. The accounting consolidation did not have an impact on our earnings, credit facilities, unsecured debt programs or other securitization programs. This transaction was primarily non-cash and increased receivables by $17.9 billion and debt by $15.8 billion upon consolidation.
Retained Interest
     Components of retained interest in off-balance sheet securitized assets at December 31 include (in millions):

	2006	2005
Residual interest in securitization transactions	$709	$1,094
Restricted cash held for benefit of securitization investors	204	199
Subordinated securities	77	127

Retained interest in securitized assets	$990	$1,420

     Investments in subordinated securities and restricted cash are senior to the residual interest in securitization transactions. Retained interests are recorded at fair value. The fair value of subordinated securities are valued based on secondary market trading prices, if available, or by utilizing a discounted cash flow method with current market rates. In determining the fair value of residual interest in securitization transactions, we discount the present value of the projected cash flows retained at the transaction discount rate.
Investment and Other Income
     The following table summarizes the activity related to off-balance sheet sales of receivables reported in Financial Services revenues for the years ended December 31 (in millions):

	2006	2005	2004
Net gain on sales of receivables	$88	$87	$160
Interest income on retained interests	32	327	588
Servicing fees	198	376	372
Income on residual interests and other	350	723	815

Investment and other income related to sales of receivables	$668	$1,513	$1,935

     For the year ended December 31, 2006, we utilized certain point-of-sale assumptions to value the residual interest in our retail transactions, which included a discount rate of 11.0%, prepayment speeds of 0.9% to 1.5% (which represent expected payments earlier than scheduled maturity dates) and credit losses of 0.1% to 2.3% over the life of the sold receivables. The weighted-average life of the underlying assets was 45.8 months. For the year ended December 31, 2005, point-of-sale assumptions in our retail transactions included discount rates of 11.0%, prepayment speeds of 0.9% to 1.5% and credit losses of 0.1% to 2.3% over the life of the sold receivables. For the year ended December 31, 2005, the weighted-average life of the underlying assets was 51.9 months.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. SALES OF RECEIVABLES — FINANCIAL SERVICES SECTOR (Continued)
Cash Flow
     The following table summarizes the cash flow movements between the transferees and us in our off-balance sheet sales of receivables for the years ended December 31 (in millions):

	2006	2005	2004
Proceeds from sales of receivables and retained interests
Proceeds from sales of retail receivables	$4,863	$15,549	$4,795
Proceeds from interest in sold wholesale receivables	—	3,739	3,957
Proceeds from revolving-period securitizations	217	1,349	1,567
Proceeds from sale of retained notes — retail	40	298	—

Total	$5,120	$20,935	$10,319

Cash flows related to net change in retained interest
Interest in sold retail receivables	$672	$708	$1,457
Interest in sold wholesale receivables	—	2,684	(1,831)

Total	$672	$3,392	$(374)

Servicing fees
Retail	$198	$260	$260
Wholesale	—	116	112

Total	$198	$376	$372

Other cash flows received on retained interests (which are reflected in securitization income)
Retail	$115	$276	$356
Wholesale	—	507	802

Total	$115	$783	$1,158

     We repurchased $36 million, $43 million, and $143 million of receivables in 2006, 2005, and 2004, respectively, relating to off-balance sheet sales of receivables due to receivable contract modifications or breach of initial eligibility criteria representations.
Other Disclosures
     The following table summarizes key assumptions used at December 31, 2006 in estimating cash flows from off-balance sheet sales of retail receivables and the corresponding sensitivity of the current fair values to 10% and 20% adverse changes (in millions, except percentages):

	Assumption	Impact on Fair Value Based
	Percentage	on Adverse Change
	(annual rate)	10% Change	20% Change
Cash flow discount rate	12.5%	$(11)	$(21)
Estimated net credit loss rate	0.2% - 2.1%	(11)	(22)
Prepayment speed	0.7% - 1.7%	(2)	(3)
     The effect of a variation in a particular assumption on the fair value of residual interest in securitization transactions was calculated without changing any other assumptions and changes in one factor may result in changes in another.
     Outstanding delinquencies over 30 days related to the off-balance sheet securitized portfolio were $208 million and $386 million at December 31, 2006 and 2005, respectively. Credit losses, net of recoveries, were $84 million and $127 million for the years ended December 31, 2006 and 2005, respectively. Expected static pool credit losses related to outstanding securitized retail receivables were 1.2% at December 31, 2006. To calculate the static pool credit losses, actual and projected future credit losses are added together and divided by the original balance of each pool of assets.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 7. SALES OF RECEIVABLES — FINANCIAL SERVICES SECTOR (Continued)
On-Balance Sheet Securitizations
     At December 31, 2006 and 2005, finance receivables of $56.5 billion and $44.7 billion, respectively, have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. In addition, at December 31, 2006 and 2005, net investment in operating leases of $17.3 billion and $6.5 billion, respectively, have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These receivables and net investment in operating leases are available only for payment of the debt or other obligations issued or arising in the securitization transactions. At December 31, 2006 and 2005, associated debt of $59.6 billion and $39.8 billion, respectively, is reported on our balance sheet for financial statement reporting purposes. This debt includes long-term and short-term asset-backed debt that is payable only out of collections on the underlying securitized assets and related enhancements. The cash balances to be used only to support the on-balance sheet securitizations at December 31, 2006 and 2005, were $3.7 billion and $2.3 billion, respectively. These assets and liabilities are generally held by VIEs of which we are the primary beneficiary.
NOTE 8. INVENTORIES
     Inventories at December 31 were as follows (in millions):

	2006	2005
Raw materials, work-in-process and supplies	$4,604	$4,056
Finished products	7,989	7,224

Total inventories under first-in, first-out method ("FIFO")	12,593	11,280
Less: last-in, first-out method ("LIFO") adjustment	(1,015)	(1,009)

Total inventories	$11,578	$10,271

     Inventories are stated at lower of cost or market. About one-fourth of inventories were determined under the LIFO method.
     During 2005, inventory quantities were reduced, resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2005 purchases, the effect of which decreased Automotive cost of sales by about $12 million.
NOTE 9. SIGNIFICANT UNCONSOLIDATED AFFILIATES
     Presented below is summarized financial information for Mazda Motor Corporation (“Mazda”) and Blue Diamond Parts, LLC (“Blue Diamond Parts”). These entities are accounted for under the equity method, and were considered significant unconsolidated affiliates in 2005.
     Mazda-Related Investments. At December 31, 2006, our ownership interest in Mazda was 33.6%. The carrying value of our investment in Mazda was $1.1 billion and $928 million at December 31, 2006 and 2005, respectively. Included in our investment in Mazda was $207 million and $171 million of goodwill at December 31, 2006 and 2005, respectively. Dividends received from Mazda were $20 million, $11 million and $8 million for the years ended December 31, 2006, 2005, and 2004, respectively. The market value of the shares we own of Mazda at December 31, 2006 was $3.2 billion.
     Summarized income statement information from Mazda’s published financial statements for the twelve months ended September 30, 2006, 2005, and 2004 is as follows (in millions):

	2006	2005	2004
Net sales	$26,640	$26,555	$28,015
Cost and expenses	25,395	25,696	27,226
Income from continuing operations	611	333	419
Net income	542	566	384

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 9. SIGNIFICANT UNCONSOLIDATED AFFILIATES (Continued)
     Included in our Automotive equity in net income/(loss) of affiliated companies was income of $256 million, $148 million and $108 million for the years ended December 31, 2006, 2005, and 2004, respectively, representing our share of Mazda’s results on a GAAP basis. There have been no events at Mazda subsequent to September 30, 2006 that would materially affect our balance sheet or statement of income. Balance sheet information for Mazda is insignificant to our consolidated balance sheet.
     During the second half of 2005 and the first quarter of 2006, we converted to equity all of our Mazda convertible bonds. The bonds were previously accounted for as an available-for-sale security, and at December 31, 2005 the bonds had a fair value of $52 million.
     Blue Diamond Parts, LLC. We have a 50% voting interest in Blue Diamond Parts. Blue Diamond Parts manages sourcing, merchandising, and distribution of various replacement parts. The carrying value of our investment in Blue Diamond Parts was $8 million and $7 million at December 31, 2006 and 2005, respectively. Dividends received from Blue Diamond Parts were $87 million, $99 million and $41 million for the years ended December 31, 2006, 2005, and 2004, respectively.
     Summarized income statement information from Blue Diamond Parts’ financial statements for the twelve months ended December 31, 2006, 2005, and 2004 is as follows (in millions):

	2006	2005	2004
Net service revenue	$213	$187	$111
Net other expenses	31	27	18
Income from continuing operations	182	160	93
Net income	180	158	91
     Included in our Automotive equity in net income/(loss) of affiliated companies was income of $89 million, $83 million and $48 million for the years ended December 31, 2006, 2005, and 2004, respectively. Balance sheet information for Blue Diamond Parts is insignificant to our consolidated balance sheet.
NOTE 10. NET PROPERTY AND RELATED EXPENSES
     Property and equipment are stated at cost and depreciated primarily using the straight-line method over the estimated useful life of the asset. Useful lives range from 3 years to 36 years. The estimated useful lives generally are 14.5 years for machinery and equipment and 30 years for buildings and land improvements. Maintenance, repairs, and rearrangement costs are expensed as incurred.
     Net property at December 31 was as follows (in millions):

	2006	2005
Land	$820	$697
Buildings and land improvements	13,803	12,833
Machinery, equipment and other	48,829	45,679
Construction in progress	2,307	2,736

Total land, plant and equipment	65,759	61,945
Accumulated depreciation	(38,518)	(32,617)

Net land, plant and equipment	27,241	29,328
Special tools, net of amortization	10,995	11,020

Net Automotive sector property	38,236	40,348
Net Financial Services sector property	269	328

Total	$38,505	$40,676

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 10. NET PROPERTY AND RELATED EXPENSES (Continued)
     Automotive sector property-related expenses were as follows (in millions) for the years ended December 31:

	2006	2005	2004
Depreciation and other amortization	$6,488	$4,181	$3,258
Amortization of special tools	4,670	3,976	3,162

Total	$11,158	$8,157	$6,420

Maintenance and rearrangement	$2,080	$1,895	$1,971
     Beginning January 1, 2006, we changed our method of amortization for special tools from an activity-based method (units-of-production) to a time-based method. The time-based method amortizes the cost of special tools over their expected useful lives using a straight-line method or, if the production volumes for major product programs associated with the tool are expected to materially decline over the life of the tool, an accelerated method reflecting the rate of decline. For 2006, this change in method decreased Automotive cost of sales by $135 million.
NOTE 11. IMPAIRMENT OF LONG-LIVED ASSETS
     Based on the assumptions underlying the acceleration of our Way Forward plan, we project a decline in net cash flows for the Ford North America segment, primarily reflecting lower market share assumptions, capacity reductions, and other aspects of our accelerated plan. As a result, in the third quarter of 2006 we tested the long-lived assets of this segment for recoverability and recorded a pre-tax impairment charge of $2.2 billion in Automotive cost of sales, representing the amount by which the carrying value of these assets exceeded the fair value.
     During the third quarter of 2006, we also reviewed our business plan for the Jaguar and Land Rover operating unit within our Premier Automotive Group (“PAG”) segment and, consistent with 2006 operating results, projected lower sales, a decline in net cash flows for this operating unit based on cost performance shortfalls and currency exchange deterioration. As a result, we tested the long-lived assets of this operating unit for recoverability and recorded a pre-tax impairment charge of $1.6 billion in Automotive cost of sales, representing the amount by which the carrying value of these assets exceeded the fair value.
     During 2005, we updated our PAG Improvement Plan for the Jaguar and Land Rover operating unit. We projected a decline in net cash flows for the Jaguar and Land Rover operating unit based on updated market projections primarily reflecting recent market performance for Jaguar. As a result, we tested the long-lived assets of this operating unit for recoverability and recorded a pre-tax impairment charge of $1.3 billion in Automotive cost of sales, representing the amount by which the carrying value of these assets exceeded the fair value.
NOTE 12. GOODWILL AND OTHER INTANGIBLES
     Beginning with 2006, our policy has been to perform annual testing of goodwill and certain other intangible assets during the fourth quarter to determine whether any impairment has occurred. Testing is conducted at the reporting unit level. Testing is also performed following a triggering event for the long-lived asset impairment test. As a result of the impairment of the Ford North America segment and Jaguar and Land Rover operating unit in the third quarter of 2006, we tested goodwill at our Ford North America and PAG reporting units. No goodwill impairment was necessary.
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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 12. GOODWILL AND OTHER INTANGIBLES (Continued)
     Changes in the carrying amount of goodwill are as follows (in millions):

	Goodwill,		Exchange	Goodwill,
	December 31,	Goodwill	Translation/	December 31,
	2005	Acquired	Other	2006
Automotive Sector
Ford North America	$202	$5	$—	$207
Ford South America	—	—	—	—
Ford Europe	31	—	4	35
PAG	4,875	—	705	5,580
Ford Asia Pacific and Africa	—	—	—	—

Total Automotive Sector	5,108	5	709	5,822
Financial Services Sector
Ford Credit	17	—	—	17

Total Financial Services Sector	17	—	—	17

Total	$5,125	$5	$709	$5,839

     In addition to the goodwill presented in the above table, included within Automotive equity in net assets of affiliated companies was goodwill of $249 million at December 31, 2006. This included an increase of $36 million from 2005 related to the conversion of our investment in Mazda convertible bonds to an investment in Mazda’s equity.
     The components of identifiable intangible assets are as follows (in millions):

	December 31, 2006			December 31, 2005
	Gross	Less:		Gross	Less:
	Carrying	Accumulated	Net Intangible	Carrying	Accumulated	Net Intangible
	Amount	Amortization	Assets	Amount	Amortization	Assets
Automotive Sector
Tradename	$491	$—	$491	$431	$—	$431
Distribution Networks	372	(98)	274	337	(83)	254
Manufacturing and production incentive rights	246	—	246	—	—	—
Other	244	(157)	87	221	(86)	135

Total Automotive Sector	1,353	(255)	1,098	989	(169)	820
Total Financial Services Sector	4	(4)	—	4	(4)	—

Total	$1,357	$(259)	$1,098	$993	$(173)	$820

     The intangibles account is comprised of a non-amortizable tradename, distribution networks with a useful life of 40 years, manufacturing and production incentive rights related to an acquisition with a useful life of 4 years, and other intangibles with various amortization periods (primarily patents, customer contracts, technology, and land rights).
     Pre-tax amortization expense related to these intangible assets was as follows (in millions):

	2006	2005	2004
Pre-tax amortization expense	$66	$55	$36
     Included in the net intangible asset total for 2006 are impairments related to the long-lived asset test for Ford North America and PAG (see Note 11). Intangible asset amortization is forecasted to range from $80 million to $90 million per year for the next four years and $20 million to $30 million thereafter, excluding the impact of foreign currency translation.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 13. VARIABLE INTEREST ENTITIES
     We consolidate VIEs of which we are the primary beneficiary. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in our December 31, 2006 balance sheet are consolidated VIE assets of $5.6 billion for the Automotive sector and $71.6 billion for the Financial Services sector. Included in Automotive consolidated VIE assets are $488 million of cash and cash equivalents. For the Financial Services sector, consolidated VIE assets include $3.7 billion in cash and cash equivalents, and $67.9 billion of receivables and beneficial interests in net investment in operating leases.
Automotive Sector
VIEs of which we are the primary beneficiary:
     The activities with the joint ventures described below include purchasing substantially all of the joint ventures’ output under a cost plus margin arrangement and/or volume dependent pricing. Described below are the most significant of the VIEs that were consolidated.
     AutoAlliance International, Inc. (“AAI”) is a 50/50 joint venture with Mazda in North America. AAI is engaged in the manufacture of automobiles on behalf of Ford and Mazda, primarily for sale in North America.
     Ford Otosan (“Otosan”) is a joint venture in Turkey with the Koc Group of Turkey (41% partner) and public investors (18%). Otosan is the single source supplier of the Ford Transit Connect model and an assembly supplier of the Ford Transit van model, both of which we sell primarily in Europe.
     Getrag Ford Transmissions GmbH (“GFT”) is a 50/50 joint venture with Getrag Deutsche Venture GmbH and Co. KG. GFT is the primary supplier of manual transmissions for use in our European vehicles.
     Pininfarina Sverige, AB is a 40/60 joint venture between Volvo Cars and Pininfarina, S.p.A. The joint venture was established to engineer and manufacture niche vehicles.
     Getrag All Wheel Drive AB is a 40/60 joint venture between Volvo Cars and Getrag Dana Holding GmbH. The joint venture produces all-wheel drive components.
     Tekfor Cologne GmbH (“Tekfor”) is a 50/50 joint venture with Neumayer Tekfor GmbH. Tekfor produces transmission and chassis components for use in our vehicles.
     We also hold interests in certain Ford and/or Lincoln Mercury dealerships. At December 31, 2006, we consolidated a portfolio of approximately 111 dealerships that are part of our Dealer Development program. The program’s purpose is to facilitate the establishment of independent franchised dealers by allowing a participating dealership to become the sole owner of a Ford and/or Lincoln Mercury dealership corporation by purchasing equity from us using the operator’s share of dealership net profits. We supply and finance the majority of vehicles and parts to these dealerships and the operators have a contract to buy our equity interest over a period of time.
VIEs of which we are not the primary beneficiary:
     In 2005 as part of the Hertz transaction, we provided cash-collateralized letters of credit to support the payment obligations of Hertz Vehicle Financing, a VIE which is wholly owned by Hertz and of which we are not the primary beneficiary. The fair value of our obligation related to these letters of credit, which will expire no later than December 21, 2011, was approximately $23 million at December 31, 2006. For additional discussion of these letters of credit, see Note 27.
     The risks and rewards associated with our interests in joint ventures deemed to be VIEs of which we are not the primary beneficiary are based primarily on ownership percentages. Our maximum exposure (approximately

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 13. VARIABLE INTEREST ENTITIES (Continued)
$294 million at December 31, 2006) to any potential losses, should they occur, associated with these VIEs is limited to equity investments.
Financial Services Sector
VIEs of which we are the primary beneficiary:
     Ford Credit uses SPEs in a variety of on-balance sheet and off-balance sheet securitizations. Some on-balance sheet securitizations discussed in Note 7 use SPEs that are considered VIEs of which Ford Credit is the primary beneficiary, and these SPEs have been consolidated.
VIEs of which we are not the primary beneficiary:
     Ford Credit has investments in certain joint ventures deemed to be VIEs of which it is not the primary beneficiary. The risks and rewards associated with Ford Credit’s interests in these entities are based primarily on ownership percentages. Ford Credit’s maximum exposure (approximately $182 million at December 31, 2006) to any potential losses, should they occur, associated with these VIEs is limited to its equity investments and, where applicable, receivables due from the VIEs.
     Ford Credit also sells finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank. Ford Credit is not the primary beneficiary of these SPEs. The outstanding balance of finance receivables that have been sold by Ford Credit to these SPEs was approximately $5.2 billion and $5.7 billion at December 31, 2006 and 2005, respectively.
NOTE 14. ACCRUED LIABILITIES AND DEFERRED REVENUE
     The accrued liabilities and deferred revenue at December 31 was as follows (in millions):

	2006	2005
Automotive Sector
Current
Dealer and customer allowances and claims	$13,644	$13,074
Deferred revenue	4,708	5,697
Employee benefit plans	4,741	2,059
Other postretirement employee benefits	566	1,442
Accrued interest	867	1,248
Pension	331	398
Other	4,138	4,911

Total Automotive current	28,995	28,829
Non-current
Other postretirement employee benefits	25,372	17,778
Pension	9,323	7,156
Dealer and customer allowances and claims	8,289	7,359
Employee benefit plans	1,599	1,121
Deferred revenue	2,046	2,130
Other	2,769	3,095

Total Automotive non-current	49,398	38,639

Total Automotive Sector	78,393	67,468
Financial Services Sector	4,125	5,579

Total	$82,518	$73,047

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 15. DEBT AND COMMITMENTS
     Debt at December 31 was as follows (in millions, except percentages):

	Interest Rates
	Average		Weighted
	Contractual (a)		Average (b)		Amount
	2006	2005	2006	2005	2006	2005
Automotive Sector
Debt payable within one year
Short-term	5.1%	6.0%	5.1%	6.0%	$703	$251
Long-term payable within one year
Senior indebtedness					796	727

Total debt payable within one year					1,499	978
Long-term debt
Senior indebtedness
Notes and bank debt	7.2%	7.5%	7.2%	7.5%	23,524	11,942
Unamortized discount					(165)	(197)

Total senior indebtedness					23,359	11,745
Subordinated indebtedness	6.5%	6.5%	6.5%	6.5%	5,155	5,155

Total long-term debt					28,514	16,900

Total debt					$30,013	$17,878

Fair value (c)					$22,564	$13,179
Financial Services Sector
Short-term debt
Asset-backed commercial paper (d)					$16,480	$21,736
Other asset-backed short-term debt (d)					1,197	—
Ford Interest Advantage (e)					5,611	6,719
Unsecured commercial paper					400	1,041
Other short-term debt					2,489	2,824

Total short-term debt	5.6%	4.6%	5.8%	5.0%	26,177	32,320
Long-term debt
Senior indebtedness
Notes payable within one year					17,450	21,460
Notes payable after one year (f)					56,521	63,659
Unamortized discount					(109)	(63)
Asset-backed debt (d)
Notes payable within one year					17,330	5,357
Notes payable after one year					24,667	12,667

Total long-term debt	6.1%	5.9%	5.9%	5.1%	115,859	103,080

Total debt					$142,036	$135,400

Fair value (c)					$143,633	$131,233

(a)	Excludes the effect of interest rate swap agreements and facility fees.

(b)	Includes the effect of interest rate swap agreements and facility fees.

(c)	Based on quoted market prices or current rates for similar debt with the same remaining maturities.

(d)	Obligations issued or arising in securitizations that are payable only out of collections on the underlying securitized assets and related enhancements.

(e)	The Ford Interest Advantage program consists of our floating rate demand notes.

(f)	Includes $14 million payable to affiliated companies at December 31, 2006.
     Long-term debt maturities at December 31, 2006 are as follows (in millions):

Long-term debt maturities	2007	2008	2009	2010	2011	Thereafter
Automotive Sector	$796	$644	$287	$699	$271	$26,613
Financial Services Sector	34,780	24,563	21,324	9,472	13,435	12,285

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 15. DEBT AND COMMITMENTS (Continued)
Senior Indebtedness
     On December 15, 2006, we issued $4.95 billion in principal amount of unsecured Senior Convertible Notes (the “Convertible Notes”) due 2036. The Convertible Notes pay interest semiannually at a rate of 4.25% per annum. The Convertible Notes are convertible into shares of our Common Stock, based on a conversion rate (subject to adjustment) of 108.6957 shares per $1,000 principal amount of Convertible Notes (which is equal to a conversion price of $9.20 per share, representing a 25% conversion premium based on the closing price of $7.36 per share on December 6, 2006). Holders may require us to purchase all or a portion of the Convertible Notes for cash on December 20, 2016 and December 15, 2026 or upon a change in control of the Company or for shares of our Common Stock upon a designated event, in each case for a price equal to 100% of the principal amount of the Convertible Notes being repurchased, plus any accrued and unpaid interest to, but not including, the date of repurchase. We may redeem for cash all or a portion of the Convertible Notes at our option at any time or from time to time on or after December 20, 2016 at a price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but not including, the redemption date. We may also terminate the conversion rights at any time on or after December 20, 2013 if the closing price of our Common Stock exceeds 140% of the then prevailing conversion price for twenty trading days during any consecutive thirty trading day period.
Subordinated Indebtedness
     Ford Motor Company Capital Trust II, a subsidiary trust (“Trust II”), has outstanding 6.50% Cumulative Convertible Trust Preferred Securities with an aggregate liquidation preference of $5.0 billion (the “Trust II Preferred Securities”). The sole assets of Trust II are $5.2 billion principal amount of 6.50% Junior Subordinated Debentures due 2032 of Ford Motor Company (the “Subordinated Debentures”). At our option, we may redeem the Subordinated Debentures, in whole or in part, on or after January 15, 2007. To the extent we redeem the Subordinated Debentures or upon the maturity of the Subordinated Debentures, Trust II is required to redeem the Trust II Preferred Securities at $50 per share plus accrued and unpaid distributions. We guarantee the payment of all distribution and other payments of the Trust II Preferred Securities to the extent not paid by Trust II, but only if and to the extent we have made a payment of interest or principal on the Subordinated Debentures. Trust II is not consolidated by us as it is a VIE in which we do not have a significant variable interest and of which we are not the primary beneficiary.
Credit Facilities*
Automotive Sector
Secured Credit Facilities
     On December 15, 2006, we entered into an agreement (the “Credit Agreement”) which provides for a seven-year $7 billion term-loan facility and a five-year revolving credit facility of $11.5 billion. At December 31, 2006, $11.1 billion of the revolving credit facility was available for use. We may designate certain of our domestic and foreign subsidiaries, including Ford Credit, as borrowers under the revolving facility. We and certain of our domestic subsidiaries that constitute a substantial portion of our domestic automotive assets (excluding cash) are guarantors under the Credit Agreement, and future material domestic subsidiaries will become guarantors when formed or acquired.
     Collateral. The borrowings of the Company, the subsidiary borrowers and the guarantors under the Credit Agreement, are secured by a substantial portion of our domestic automotive assets (excluding cash). The collateral includes a majority of our principal domestic manufacturing facilities, excluding facilities to be closed, subject to limitations set forth in existing public indentures and other unsecured credit agreements; domestic accounts receivable; domestic inventory; up to $4 billion of marketable securities or cash proceeds therefrom; 100% of the stock of our principal domestic subsidiaries, including Ford Credit (but excluding the assets of Ford Credit); certain intercompany notes of Ford VHC AB, a holding

*	Credit facilities of our VIEs are excluded as we do not control their use.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 15. DEBT AND COMMITMENTS (Continued)
company for Volvo Car Corporation (“Volvo”), Ford Motor Company of Canada, Limited (“Ford Canada”) and Grupo Ford S. de R.L. de C.V. (a Mexican subsidiary); 66% -100% of the stock of all major first tier foreign subsidiaries (including Volvo); and certain domestic intellectual property, including trademarks.
     Covenants. The Credit Agreement requires ongoing compliance with a borrowing base covenant and contains other restrictive covenants, including a restriction on our ability to pay dividends. The Credit Agreement prohibits the payment of dividends (other than dividends payable solely in stock) on our Common and Class B Stock, subject to certain limited exceptions. In addition, the Credit Agreement contains a liquidity covenant requiring us to maintain a minimum of $4 billion in the aggregate of domestic cash, cash equivalents, loaned and marketable securities and short-term Voluntary Employee Benefit Association (“VEBA”) assets and/or availability under the revolving credit facility.
     With respect to the borrowing base covenant, we are required to limit the outstanding amount of debt under the Credit Agreement as well as certain permitted additional indebtedness secured by the collateral described above such that the total debt outstanding does not exceed the value of the collateral as calculated in accordance with the Credit Agreement (the “Borrowing Base value”).
     The following table provides detail of Borrowing Base values for various categories of collateral (in billions, except percentages):

	Eligible Value (a)	Advance Rate	Borrowing Base
U.S. receivables	$0.3	75%	$0.3
U.S. inventory	3.4	60%	2.0
Pledge of intercompany notes	7.5	N/A	4.7
Pledge of equity in Ford Credit and certain foreign subsidiaries	10.7	75%	8.0
U.S. property, plant and equipment subject to indenture limitation	6.7	N/A	3.2
Other U.S. machinery and equipment	4.5	40%	1.8
Intellectual property and U.S. trademarks (b)	7.9	N/A	2.5

Eligible value/borrowing base	$41.0		$22.5

(a)	Based on formulas set forth in the Credit Agreement and not necessarily indicative of fair market value (which could be materially higher or lower); receivables, inventory, intercompany notes, and property, plant and equipment reflect net book value at December 31, 2006; equity of Ford Credit is based on its book value at December 31, 2006, and equity in other subsidiaries is based on a multiple of their two-year average EBITDA less current debt.

(b)	Value reflects independent third party valuation of trademarks only.
     Based on the Borrowing Base value of $22.5 billion and the total outstanding amount of debt secured by collateral of $7.4 billion, the resulting collateral coverage ratio is 3.03. Assuming the $11.5 billion revolving credit facility were fully drawn and the $1.5 billion of non-loan exposure permitted under the facility were fully utilized, the collateral coverage ratio would have been 1.13.
     Events of Default. In addition to customary payment, representation, bankruptcy and judgment defaults, the Credit Agreement contains cross payment and cross acceleration defaults with respect to other debt for borrowed money and a change in control default.
Other Automotive Credit Facilities
     At December 31, 2006, we had $1.5 billion of other Automotive credit facilities, of which $1.1 billion constituted global unsecured credit facilities that could be used by any of our direct or indirect majority-owned subsidiaries on a guaranteed basis. At December 31, 2006, $1.4 billion of these facilities were available for use. All of the global unsecured credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that would limit our ability to obtain funding.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 15. DEBT AND COMMITMENTS (Continued)
Financial Services Sector
     Credit Facilities. At December 31, 2006, Ford Credit and its majority-owned subsidiaries, including FCE Bank, plc (“FCE”), had $3.8 billion of contractually-committed credit facilities with financial institutions, of which $2.6 billion were available for use. Of the lines available for use, 26% (or $700 million) are committed through June 30, 2010, and the remainder are committed for a shorter period of time. Of the $3.8 billion, $1.1 billion constitute Ford Credit facilities ($700 million global and about $400 million non-global) and $2.7 billion are FCE facilities ($2.6 billion global and about $100 million non-global). The global credit facilities may be used, at Ford Credit’s or FCE’s option, by any of its direct or indirect majority-owned subsidiaries. Ford Credit or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities have substantially identical contract terms (other than commitment amounts) and are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit our ability to obtain funding.
     Additionally, at December 31, 2006, banks provided $18.9 billion of contractually-committed liquidity facilities exclusively to support Ford Credit’s two on-balance sheet, asset-backed commercial paper programs; $18.6 billion supported Ford Credit’s retail securitization program (“FCAR”) and $300 million supported Ford Credit’s Motown NotesSM wholesale securitization program (“Motown Notes”). Of the contractually-committed liquidity facilities, 45% (or $8.6 billion) are committed through June 30, 2011. The FCAR and Motown Notes programs must be supported by liquidity facilities equal to at least 100% and 5%, respectively, of their outstanding balance. At December 31, 2006, $18.1 billion of FCAR’s bank liquidity facilities were available to support FCAR’s asset-backed commercial paper or subordinated debt. The remaining $500 million of available credit lines could be accessed for additional funding if FCAR issued additional subordinated debt. Utilization of these facilities is subject to conditions specific to each program and to Ford Credit having a sufficient amount of securitizable assets. At December 31, 2006, the outstanding balances were $13.6 billion for the FCAR program and $3 billion for the Motown Notes program.
     Committed Liquidity Programs. Ford Credit has entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits (“conduits”) and other financial institutions pursuant to which such parties are contractually committed, at Ford Credit’s option, to purchase from Ford Credit’s eligible retail or wholesale assets or to make advances under asset-backed securities backed by wholesale assets for proceeds up to $29.1 billion ($16.9 billion retail and $12.2 billion wholesale). These committed liquidity programs have varying maturity dates, with $20.8 billion having an original term of 364 days, and the balance having maturities between 2008 and 2011. Ford Credit’s ability to obtain funding under these programs is subject to it having a sufficient amount of assets eligible for these programs. At December 31, 2006, $9.7 billion of these commitments were in use. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit Ford Credit’s ability to obtain funding. However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on our experience and knowledge as servicer of the related assets, we do not expect any of these programs to be terminated due to such events.
     In addition, Ford Credit has a multi-year committed liquidity program for the purchase of up to $6 billion of unrated asset-backed securities that at its option can be supported with various retail, wholesale, or lease assets. Ford Credit’s ability to obtain funding under this program is subject to it having a sufficient amount of assets available to issue the securities. This program is also free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations or minimum net worth requirements), and credit rating triggers that could limit Ford Credit’s ability to obtain funding. Through December 31, 2006, Ford Credit had utilized $2.8 billion. The programs was increased from $4 billion to $6 billion as of January 1, 2007.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16. SHARE-BASED COMPENSATION
     Since January 1, 2003, we have been expensing employee compensation pursuant to the provisions of SFAS No. 123, Accounting for Stock-Based Compensation. During the fourth quarter of 2005, we adopted the provisions of SFAS No. 123R, Share-Based Payment, under the modified prospective method. We applied SFAS No. 123R to new awards in 2006 and to any previous awards that were modified, repurchased, or cancelled after the date of adoption of this standard.
     At December 31, 2006, a variety of Ford stock-based compensation grants or awards were outstanding for employees (including officers) and members of the Board of Directors. All stock-based compensation plans are approved by the shareholders.
Description of Stock Option Plans
     We continue to measure the fair value of the majority of our stock-based compensation using the Black-Scholes option-pricing model, using historical volatility and the simplified method of calculating the expected term. Our expected term is calculated by averaging the vesting term (3 years) and the contractual term of the option (10 years). Historical data is also used to estimate option exercise behaviors and employee termination experience within the valuation model. Based on our assessment of employee groupings and observable behaviors, we determined that a single grouping is appropriate. Upon stock-settled compensation exercises and awards, shares were issued from treasury stock. We do not expect to repurchase a significant number of shares for treasury stock during 2007.
     We have stock options outstanding under two Long-term Incentive Plans (“LTIP”), the 1990 LTIP and the 1998 LTIP. No further grants may be made under the 1990 LTIP and all outstanding options thereunder are exercisable. All outstanding options under the 1990 LTIP continue to be governed by the terms and conditions of the existing option agreements for those grants. Grants may continue to be made under the 1998 LTIP through April 2008. Under the 1998 LTIP, 33% of the options are generally exercisable after the first anniversary of the date of grant, 66% after the second anniversary, and 100% after the third anniversary. Stock options expire ten years from the grant date and are expensed using a three-year cliff vesting methodology.
     We awarded performance-based stock options in 2006. The fair value of the performance-based options was measured on the date of grant using the Monte Carlo simulation lattice model. This model computes an expected term for the performance-based option grant and utilizes multiple input variables that determine the probability of satisfying each market condition stipulated in the award grant.
     Under the 1998 LTIP, 2% of our issued Common Stock as of December 31 becomes available for granting plan awards in the succeeding calendar year. Any unused portion is available for later years. The limit may be increased up to 3% in any year, with a corresponding reduction in shares available for grants in future years. At December 31, 2006, the number of unused shares carried forward was 95.9 million shares.
     Stock option activity was as follows:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(millions)	Price	(millions)	Price	(millions)	Price
Stock Option Activity
Outstanding, beginning of year	245.2	$18.72	245.4	$19.13	234.7	$19.34
Granted	29.1	7.89	27.6	12.46	26.7	13.46
Exercised*	(0.5)	7.55	(3.7)	9.14	(11.7)	10.60
Forfeited (including expirations)	(18.2)	14.26	(24.1)	17.13	(4.3)	18.68

Outstanding, end of year	255.6	17.83	245.2	18.72	245.4	19.13

Exercisable, end of year	203.2	19.81	191.9	20.61	183.0	21.41

*	Exercised at option price of $7.55 during 2006, and ranging from $7.40 to $12.53 during 2005, and $7.55 to $12.53 during 2004.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16. SHARE-BASED COMPENSATION (Continued)
     The total fair value of options that vested during the years ended December 31, 2006, 2005, and 2004, was about $93 million, $145 million, and $184 million, respectively. We have 203.2 million fully-vested stock options, with a weighted-average exercise price of $19.81 and remaining term of 4.1 years. We expect 51.4 million stock options (after forfeitures), with a weighted-average exercise price of $10.14 and remaining term of 8.6 years to vest in the future. The aggregate intrinsic value is de minimis for unvested and vested options at December 31, 2006.
     We received about $4 million from the exercise of stock options in 2006. The tax benefit realized was de minimis. An equivalent of about $4 million in treasury shares was used to settle exercised options. For options exercised during the years ended December 31, 2006, 2005, and 2004, the difference between the fair value of the common shares issued and their respective exercise price was about $1 million, $9 million, and $48 million, respectively.
     Compensation cost was as follows (in millions):

	2006	2005	2004
Compensation cost	$77	$116	$119
Taxes	(19)	(23)	(42)

Compensation cost, net of taxes	$58	$93	$77

     As of December 31, 2006, there was about $38 million in unrealized compensation cost related to non-vested stock options. This expense will be recognized over a weighted average period of 1.3 years. A summary of the status of our non-vested shares and changes during 2006 follows:

		Weighted-Average
	Shares	Grant-Date
	(millions)	Fair Value
Nonvested beginning of year	53.3	$4.09
Granted	29.1	2.09
Vested	(25.8)	3.61
Forfeited (including expirations)	(4.2)	4.15

Nonvested end of year	52.4	3.22

     The estimated fair value of stock options at the time of grant using the Black-Scholes option-pricing model was as follows:

	2006	2005	2004
Fair value per option	$2.07	$4.44	$4.71
Assumptions:
Annualized dividend yield	4.9%	3.2%	3.0%
Expected volatility	39.7%	41.9%	42.2%
Risk-free interest rate	4.9%	4.4%	3.4%
Expected option term (in years)	6.5	7.0	7.0
     Details on various stock option exercise price ranges are as follows:

	Outstanding Options			Exercisable Options
		Weighted-	Weighted-		Weighted-
	Shares	Average Life	Average	Shares	Average
Range of Exercise Prices	(millions)	(years)	Exercise Price	(millions)	Exercise Price
$7.40 - $10.58	53.6	7.8	$7.93	25.2	$7.97
10.62 - 15.81	66.7	6.0	12.86	43.3	12.93
15.91 - 23.88	83.6	3.6	20.01	83.0	20.03
23.97 - 35.79	51.1	3.3	30.85	51.1	30.85
41.03 - 42.52	0.6	1.3	41.42	0.6	41.42

Total options	255.6			203.2

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 16. SHARE-BASED COMPENSATION (Continued)
     As discussed above, performance-based options granted in 2006 were measured on the date of grant using a Monte Carlo model. Expected terms range from 2.1 years to 3.3 years with each criterion. The key assumptions used for valuing the performance-based options during 2006 are as follows:

Risk-free interest rate	4.7%
Expected dividends	0.0%
Expected volatility	38.9%
Other Share-Based Compensation
     Pursuant to the 1998 LTIP we also grant other share-based awards to select executives and other key employees, in addition to stock options. These awards include restricted stock, restricted stock equivalents, performance stock rights, performance-based restricted stock equivalents, and stock appreciation rights. These awards have various vesting criteria which may include service requirements, individual performance targets, and company-wide performance targets.
     Other share-based compensation expense was as follows (in millions):

	2006	2005	2004
Other share-based compensation expense	$34	$30	$8
NOTE 17. EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES
Automotive Sector
General
     We have implemented a number of different employment separation actions during 2006 and our accounting for them is dependent on the individual benefit design. Jobs Bank Benefits (defined below) provided to our hourly employees at facilities that will be idled by 2008 are expensed when it becomes probable that the employees will be permanently idled. The cost of both hourly and salaried voluntary employee separation actions are recorded at the time of the employee’s acceptance, unless the acceptance needs explicit approval by the Company. Conditional voluntary separations are accrued for when all of the conditions are satisfied. Involuntary separation programs are accrued for when management has approved the program and the affected employees are identified.
Jobs Bank Benefits Reserve
     In 2006, we announced a major business improvement plan for our North American Automotive operations, which we refer to as the Way Forward plan. As part of this plan, we announced that the following facilities would be idled through 2008: Atlanta Assembly Plant, Batavia Transmission Plant, Essex Engine Plant in Canada, Maumee Stamping Plant, Norfolk Assembly Plant, St. Louis Assembly Plant, Twin Cities Assembly Plant, Windsor Casting Plant in Canada and Wixom Assembly Plant. We also announced a shift reduction in advance of idling the facilities at Norfolk and Twin Cities and that production at our St. Thomas Assembly Plant in Canada would be reduced to one shift. In addition, we announced that all Automotive Components Holdings, LLC (“ACH”) operations would be sold or closed by the end of 2008.
     Hourly employees working at the U.S. plants identified above are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”); hourly employees working at the Canadian plants identified above are represented by the National Automobile, Aerospace, Transportation and General Workers Union of Canada (“CAW”). Our collective bargaining agreement with the UAW contains a guaranteed employment numbers provision, pursuant to which we are required to pay idled employees who meet certain conditions substantially all of their wages and benefits for the term of the current agreement; our collective bargaining agreement with the CAW contains a provision pursuant to which we are required to pay idled employees a portion of their wages and certain benefits for a specified period of time based on the number of credits an employee has received. We refer to these benefits under the UAW and CAW agreements as “Jobs Bank Benefits.”

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)
     The plant idlings and shift reductions described above are expected to create a population of covered hourly employees who will be permanently idled because we do not have the ability or intent to redeploy or absorb them in our operations (the “affected employees”). The Jobs Bank Benefits reserve (“reserve”) includes an amount for benefits expected to be provided in their present form under the current UAW and CAW collective bargaining agreements, which are scheduled to expire in September 2007 and September 2008, respectively, and an amount for similar benefits in an expected modified form under new collective bargaining agreements after expiration of the current agreements. During 2006, we recorded an expense of $2.6 billion for the Jobs Bank Benefits reserve. The reserve balance is reduced for Jobs Bank Benefits payments made to employees, and when employees accept relocation packages. In addition, the reserve is adjusted for the estimated cost of voluntary separation packages to be offered in lieu of Jobs Bank Benefits. As of December 31, 2006, approximately 14,100 of the estimated 25,800 affected employees had accepted voluntary separation packages (including those affected employees who accepted enterprise-wide buyout offers described in the “Other Actions” section below). About 1,000 of the estimated 25,800 affected employees had agreed to relocate to other facilities as of December 31, 2006.
     The Jobs Bank Benefits reserve balance at December 31, 2006 was $1 billion, and represents our best estimate of the liability we will incur for the remaining 8,100 UAW-represented employees (including ACH) and 2,600 CAW-represented employees at the facilities we plan to idle who have not accepted a voluntary separation package. This amount takes into account several factors: the demographics of the population at each affected facility, redeployment alternatives, and recent experience relative to voluntary redeployments. Due to the complexities inherent in estimating this reserve, our actual costs could differ materially. We continue to expense costs associated with the small number of employees who are temporarily idled on an as-incurred basis.
     In addition to the announced plant idlings and shift reductions discussed above, the Way Forward plan includes additional plant idlings for which the specific facilities have not yet been announced. We have not accrued any costs for benefits that may be provided to employees working at these facilities. The execution of the plans for these facilities is dependent on the resolution of many contingencies, including the negotiation of future labor agreements, the successful implementation of our product cycle plan, the resolution of alternative capacity actions, and changes in our market share between now and the planned idling of those facilities. Our current estimate for the cost of benefits that we anticipate could be paid to employees at the remaining facilities is about $700 million (on a discounted basis). Although it is probable that we will take the necessary actions to reduce our manufacturing employment, the amount of our estimated benefit obligation is highly dependent on the resolution of the previously-mentioned contingencies. No estimated value is more likely than another, and therefore, the benefit obligation is not reasonably estimable.
Other Actions
UAW Voluntary Separations: During 2006, we offered early retirement and voluntary separation programs to all Ford and ACH hourly employees in the United States. These programs resulted in an additional 22,300 voluntary separation acceptances, and we have recognized a pre-tax charge of $1.9 billion in 2006 related to these acceptances (separate from our Jobs Bank Benefits reserve discussed above). Hourly employees in Ford North America who accepted an early retirement or separation package are expected to leave the Company by September 2007, though employees have an opportunity to rescind acceptance until the time of separation. In 2005, approximately $88 million of pre-tax charges were incurred for hourly separations, of which approximately $62 million was related to ACH.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 17. EMPLOYEE SEPARATION ACTIONS AND EXIT AND DISPOSAL ACTIVITIES (Continued)
     Other Employee Separation Actions: We announced in 2006 our plans to reduce North American Automotive salaried-related costs through the elimination of the equivalent of about 14,000 positions (which included the equivalent of 4,000 positions already eliminated in the first quarter of 2006). Through year-end 2006, about 850 additional salaried employees had accepted separation packages, and we recognized pre-tax charges of $25 million for these acceptances in 2006. Most salaried reductions are expected to be completed by the end of the first quarter of 2007 and will be achieved through early retirements, voluntary separations, and if necessary, involuntary separations. In 2005, we announced plans to reduce salaried positions in North America and incurred about $148 million of pre-tax charges related to these actions through December 31, 2005.
     During 2006 and 2005, Ford Europe initiated hourly and salaried employee separation actions resulting in pre-tax charges of $109 million and $297 million for 2006 and 2005, respectively.
     During 2006 and 2005, PAG initiated hourly and salaried employee restructuring actions resulting in pre-tax charges of $160 million and $63 million for 2006 and 2005, respectively.
     During 2006 and 2005, our Ford Asia Pacific business unit initiated hourly and salaried employee separation actions resulting in pre-tax charges of approximately $61 million and $32 million, respectively.
     The above costs exclude costs for pension and other postretirement employee benefits (“OPEB”). For further discussion, see Note 23 for employee separation costs related to pension, postretirement health care and life insurance benefits.
Financial Services Sector
Business Restructuring
     In 2006, FCE announced a plan to restructure its business in Germany that supports the sales activities of automotive financial services of Ford, Jaguar, Land Rover and Mazda vehicles. The plan includes the consolidation of branches into district offices; these actions are expected to reduce ongoing costs. We recognized pre-tax charges of $30 million in 2006. The costs associated with the business restructuring are primarily related to employee separations and were charged to Financial Services Operating and other expenses. The restructuring will be completed in 2007.
     In 2004, we announced a plan to create an integrated sales platform in the United States and Canada over the next two years that would support sales activities for Ford Credit and our other business operating units. The plan included the consolidation of regional sales offices and an integration of branch locations. We recognized pre-tax charges of $56 million as of December 31, 2006, including $4 million in 2006 and $41 million in 2005. The costs associated with the sales branch integration are primarily related to employee separations and facility lease breakages and were charged to Operating and other expenses as incurred. The integration was completed in 2006.
     The table below summarizes the pre-tax charges incurred, the related liability at December 31 and the estimated total costs related to these actions (in millions):

	Liability at				Liability at
	December 31,	Accrued in	Paid in		December 31,	Estimated
Segment	2005	2006	2006	Other	2006	Total Costs
Ford Credit	$15	$34	$(16)	$—	$33	$86
     In 2006, Ford Credit announced plans to consolidate and centralize most of its originations and servicing operations in the United States to reduce costs and improve process efficiencies. Most related salaried reductions are expected to be completed by the end of 2007 and will be achieved through attrition, early retirements, voluntary separations, and if necessary, involuntary separations. In 2006 and 2005, Ford Credit announced various separation programs for North American and International salaried employees in connection with reorganization and efficiency actions. Ford Credit recognized pre-tax charges of $9 million and $36 million in 2006 and 2005, respectively, as a result of these actions (excluding costs for retirement plan and postretirement health care and life insurance benefits).

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. INCOME TAXES
     Components of income taxes, excluding discontinued operations, cumulative effects of changes in accounting principles and equity in net results of affiliated companies accounted for after-tax, are as follows:

	2006	2005	2004
Income/(loss) before income taxes, excluding equity in net results of affiliated companies accounted for after-tax (in millions)
U.S.	$(15,814)	$40	$2,164
Non-U.S.	335	743	1,692

Total	$(15,479)	$783	$3,856

Provision for income taxes (in millions)
Current
Federal	$—	$26	$(119)
Non-U.S.	372	764	1,038
State and local	(8)	43	(148)

Total current	364	833	771

Deferred
Federal	(4,272)	(752)	643
Non-U.S.	1,112	(822)	(737)
State and local	150	(104)	(34)

Total deferred	(3,010)	(1,678)	(128)

Total	$(2,646)	$(845)	$643

Reconciliation of effective tax rate
U.S. tax at statutory rate	35%	35%	35%
Non-U.S. income taxes	1	(11)	(2)
State and local income taxes	2	(4)	—
Deductible dividends	1	(20)	(4)
General business credits	1	(15)	(4)
Dispositions and restructurings	—	16	—
Medicare prescription drug benefit	1	(13)	(2)
Repatriation of foreign earnings under The American Jobs Creation Act of 2004	—	(33)	—
Prior year settlements and claims	3	(50)	(7)
Other	(1)	(13)	1
Valuation allowance	(26)	—	—

Effective rate	17%	(108)%	17%

     Annual tax provisions include amounts considered sufficient to pay probable assessments for examination of prior-year tax returns by federal, foreign, state and local jurisdictions; actual assessments may differ. We do not expect that such differences would have a material effect on the future financial statements for a particular year, although such an outcome is possible. No provision for deferred taxes has been made on $715 million of unremitted earnings that are considered to be indefinitely invested in non-U.S. subsidiaries. Deferred taxes for these unremitted earnings are not practicable to estimate.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 18. INCOME TAXES (Continued)
     The components of deferred tax assets and liabilities at December 31 were as follows (in millions):

	2006	2005
Deferred tax assets
Employee benefit plans	$12,723	$7,142
Net operating loss carryforwards	3,132	1,717
Tax credit carryforwards	2,649	1,505
Dealer and customer allowances and claims	2,572	3,000
Other foreign deferred tax assets	2,379	1,856
Allowance for credit losses	1,696	1,764
All other	5,550	6,227

Total gross deferred tax assets	30,701	23,211
Less: valuation allowance	(7,180)	(252)

Total net deferred tax assets	23,521	22,959

Deferred tax liabilities
Leasing transactions	7,610	7,736
Depreciation and amortization (excluding leasing transactions)	4,082	5,130
Finance receivables	2,631	2,849
All other	6,992	7,024

Total deferred tax liabilities	21,315	22,739

Net deferred tax assets/(liabilities)	$2,206	$220

     Operating loss carryforwards for tax purposes were $6.6 billion at December 31, 2006. A substantial portion of those losses have an indefinite carryforward period; the remaining losses will begin to expire in 2007. Tax credits available to offset future tax liabilities are $2.6 billion. A substantial portion of these credits have a remaining carryforward period of 10 years or more; the remainder begins to expire in 2009. Tax benefits of operating loss and tax credit carryforwards are evaluated on an ongoing basis, including a review of historical and projected future operating results, the eligible carryforward period, and other circumstances. Effective September 30, 2006, the balance of deferred taxes primarily at our U.S., Jaguar, and Land Rover entities has changed from a net deferred tax liability position to a net deferred tax asset position. Due to the cumulative losses we have incurred at these operations and their near-term financial outlook, we have established a valuation allowance of $7.2 billion against the net deferred tax asset.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and a measurement attribute for the financial statement reporting of tax positions taken in tax returns. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt the interpretation as of January 1, 2007 and management is expecting a $1 billion to $1.5 billion increase to equity as a result of this adoption. The favorable impact to equity is the result of recognizing refund claims and related interest for prior years that meet the “more-likely-than-not” recognition threshold of FIN 48. These prior year refund claims and related interest were not recognized as of December 31, 2006 because they were considered gain contingencies under SFAS No. 5, Accounting for Contingencies and could not be recognized until the contingency lapsed.
     Effective January 1, 2006, we adopted the Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards under FASB Staff Position No. 123(R)-3. The election provides specific requirements for reporting the differences between the financial reporting of share-based compensation and the related tax benefits.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS
Automotive Sector
     Discontinued Operations. In 2004, the Automotive sector completed the disposition of several of its non-core businesses initiated in 2002 and 2003, including our former automotive recycling businesses in the United States and Canada, our electric vehicle business in Norway, and our insurance-related products and services business in the United Kingdom. Associated with the disposition of these entities, we recorded pre-tax charges of $9 million in 2004, reflected in Income/(loss) from discontinued operations.
     In 2004, we sold our Formula One racing operations as these operations were not consistent with our PAG Improvement Plan nor our goals to build on the basics and focus on our core business. We recorded pre-tax charges of $204 million for impairment of goodwill, $23 million related to write-down of inventory and $77 million for loss on sale in 2004.
     The results of all discontinued Automotive sector operations are as follows (in millions):

	2006	2005	2004
Sales	$3	$3	$192

Operating income/(loss) from discontinued operations	$—	$(4)	$(184)
Gain/(loss) on discontinued operations	3	13	(165)
(Provision for)/benefit from income taxes	(1)	(3)	122

Income/(loss) from discontinued operations	$2	$6	$(227)

     At December 31, 2006 and 2005, there were no significant assets or liabilities remaining on our balance sheet related to discontinued operations.
     Held-for-Sale Operations. In 2005, we acquired the minority interest in the Beanstalk Group, LLC, a majority-owned subsidiary that licensed trademarks, and subsequently sold our 100% interest. Its operations were not consistent with our objective to focus on our core automotive business. We recorded pre-tax charges of $53 million for the impairment of intangible assets and goodwill in Automotive cost of sales and $12 million in Automotive interest income and other non-operating income/(expense), net for the loss on sale in 2005.
     In 2004, management committed to sell certain consolidated dealerships in the Ford Asia Pacific and Africa/Mazda segment as the sale of the dealerships would allow us to concentrate on the production and marketing of our products in the Asia Pacific region rather than the day-to-day retailing operations. In 2004, we recorded pre-tax charges of $64 million reflected in Automotive cost of sales for the impairment of goodwill and $16 million in Automotive interest income and other non-operating income/(expense), net for the estimated loss on disposal. In 2005, we completed the sale and recognized a pre-tax gain of $14 million reflected in Automotive interest income and other non-operating income/(expense), net.
     At December 31, 2006 and 2005, there were no assets or liabilities on our balance sheet related to held-for-sale operations.
     Other Dispositions. In 2005, we completed the sale of our interests in Mahindra & Mahindra Ltd. (approximately 5% interest), Vastera, Inc. (approximately 19% interest), and Kwik-Fit Group Limited (approximately 18% interest). As a result of the sales, we recognized pre-tax gains of approximately $22 million, $11 million, and $152 million, respectively in Automotive interest income and other non-operating income/(expense), net in 2005.
     We also completed the exchange of 8.3 million shares in Ballard Power Systems Inc. (“Ballard”) for an equity interest (50%) in NuCellSys, GmbH, a 50/50 joint venture with DaimlerChrysler Corporation. As a result of the exchange and the retirement of certain restrictions, we recognized in Automotive cost of sales a pre-tax charge of $61 million in 2005. Our ownership interest in Ballard is 11.5%. We continue to report this investment under the equity method.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)
     Acquisitions. In December 2006, we purchased Troller Veiculos Especiais LTDA (“Troller”), a Brazilian manufacturer of vehicles in the light duty segment, for a present value cash amount of $214 million and liabilities amounting to $32 million. We have agreed to pay $23 million in 2007 and the remaining balance over the course of four years, which has been classified as debt. As part of the transaction related to this acquisition, we have recorded an intangible asset of $246 million.
     In 2005, we finalized an agreement with Visteon Corporation (“Visteon”), our largest supplier, in which we assumed control of 17 plants and 6 other facilities in the United States and Mexico. These assets were transferred to ACH, a temporary business controlled and managed by us, to protect the flow of critical parts and components in the near-term and, over time, to improve our sourcing flexibility and cost competitiveness. We consolidated ACH on October 1, 2005 as part of our Ford North America segment.
     The total 2005 pre-tax loss from the transaction was $468 million reflected in Automotive cost of sales, summarized as follows (in millions):

Value of ACH Assets/(Liabilities) Received on October 1, 2005
Net property	$427
Inventory	299
Warrants for purchase of Visteon stock	165
Other net liabilities	(10)

Total	$881

Cash Paid/Liabilities Assumed
Forgiveness of employee-related liabilities*	$(500)
Cash paid to escrow account for Visteon restructuring	(400)
Cash paid for inventories	(299)
Liability recorded for Visteon restructuring	(150)

Total	$(1,349)

*	As part of the transaction, we forgave $1.1 billion of Visteon’s liability to us for employee-related costs of which $600 million was recognized in 2004 as an allowance for doubtful accounts.
     As announced in the acceleration of our Way Forward plan on September 15, 2006, all ACH operations are to be sold or closed by the end of 2008. In support of the plan, ACH entered into Memoranda of Understanding during December 2006 for the sale of three ACH facilities; we expect to formally complete the associated sale agreements with each of the buyers in the first half of 2007.
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
     In 2004, we committed to a plan to sell Triad Financial Corporation, our operation in the United States that specialized in automobile retail installment sales contracts with borrowers who generally would not be expected to qualify for traditional financing sources such as commercial banks or automobile manufacturers’ affiliated finance companies. During 2005, we completed the sale of this business and recognized a pre-tax loss of approximately $16 million.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 19. DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, OTHER DISPOSITIONS, AND ACQUISITIONS (Continued)
     In 2004, we completed the sale of AMI Leasing and Fleet Management Services, our operation in the United States that offered full service car and truck leasing.
     The results of all discontinued Financial Services sector operations are as follows (in millions):

	2006	2005	2004
Revenues	$—	$118	$493

Operating income/(loss) from discontinued operations	$—	$59	$138
Gain/(loss) on discontinued operations	—	(16)	—
(Provision for)/benefit from income taxes	—	(2)	(57)

Income/(loss) from discontinued operations	$—	$41	$81

     At December 31, 2006 and 2005, there were no significant assets or liabilities remaining on our balance sheet related to discontinued operations.
     Held-for-Sale Operations. In 2005, we sold our 100% ownership interest in Hertz as it is not core to our Automotive business. As part of the transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer’s financing for the transaction. These letters of credit will expire no later than December 21, 2011. As a result of the sale, we recognized in Gain on sale of Hertz, a pre-tax gain of $1.1 billion, inclusive of $27 million of charges to record the estimated fair value of the letters of credit. For further discussion of these letters of credit, see Note 27.
     At December 31, 2006 and 2005, there were no assets or liabilities on our balance sheet related to held-for-sale operations.
NOTE 20. CAPITAL STOCK AND AMOUNTS PER SHARE
     All general voting power is vested in the holders of Common Stock and Class B Stock. Holders of Common Stock have 60% of the general voting power and holders of Class B Stock are entitled to such number of votes per share as will give them the remaining 40%. Shares of Common Stock and Class B Stock share equally in dividends, with stock dividends payable in shares of stock of the class held. As discussed in Note 15, we are prohibited from paying dividends (other than dividends payable in stock) under the terms of the Credit Agreement.
     If liquidated, each share of Common Stock will be entitled to the first $0.50 available for distribution to holders of Common Stock and Class B Stock, each share of Class B Stock will be entitled to the next $1.00 so available, each share of Common Stock will be entitled to the next $0.50 so available and each share of Common and Class B Stock will be entitled to an equal amount thereafter.
     As discussed in Note 15, Convertible Notes with a principal amount of $4.95 billion are outstanding. At the option of the holder, each Convertible Note is convertible at any time on or before December 15, 2036, into shares of our Common Stock at a rate of 108.6957 shares per $1,000 principal amount of Convertible Notes (equivalent to a conversion price of $9.20 per share). Conversion of all shares of such Convertible Notes would result in the issuance of 538 million shares of our Common Stock.
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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 20. CAPITAL STOCK AND AMOUNTS PER SHARE (Continued)
Amounts Per Share of Common and Class B Stock
     The calculation of diluted income per share of Common Stock and Class B Stock takes into account the effect of obligations, such as stock options and convertible notes and securities, considered to be potentially dilutive. Basic and diluted income/(loss) per share were calculated using the following (in millions):

	2006	2005	2004
Basic and Diluted Income/(Loss)
Basic income/(loss) from continuing operations attributable to Common Stock and Class B Stock	$(12,615)	$1,644	$3,184
Effect of dilutive senior convertible notes (a)	—	—	—
Effect of dilutive convertible preferred securities (b)	—	213	199

Diluted income/(loss) from continuing operations attributable to Common Stock and Class B Stock	$(12,615)	$1,857	$3,383

Diluted Shares
Average shares outstanding	1,879	1,846	1,830
Restricted and uncommitted-ESOP shares	(2)	(3)	(4)

Basic shares	1,877	1,843	1,826
Net dilutive options and restricted and uncommitted ESOP shares (c)	—	10	18
Dilutive senior convertible notes (a)	—	—	—
Dilutive convertible preferred securities (b)	—	282	282

Diluted shares	1,877	2,135	2,126

In 2006, not included in calculation of diluted earnings per share due to their antidilutive effect:

(a)	538 million shares and the related income effect for senior convertible notes (issued December 15, 2006).

(b)	282 million shares and the related income effect for convertible preferred securities.

(c)	4 million contingently issuable shares.
NOTE 21. OPERATING CASH FLOWS
     The reconciliation of Net income/(loss) to cash flows from operating activities of continuing operations is as follows (in millions):

	2006
		Financial
	Automotive	Services	Total
Net income/(loss)	$(13,912)	$1,299	$(12,613)
(Income)/loss of discontinued operations	(2)	—	(2)
Cumulative effects of changes in accounting principles	—	—	—
Depreciation and special tools amortization	11,158	5,295	16,453
Amortization of intangibles	66	—	66
Net losses/(earnings) from equity investments in excess of dividends received	(253)	—	(253)
Provision for credit/insurance losses	—	241	241
Foreign currency adjustments	112	—	112
(Gain)/loss on sale of business	—	(33)	(33)
Stock option expense	72	5	77
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	(2,577)	77	(2,500)
Decrease/(increase) in accounts receivable and other assets	1,564	657	2,221
Decrease/(increase) in inventory	(695)	—	(695)
Increase/(decrease) in accounts payable and accrued and other liabilities	7,131	(578)	6,553
Net sales/(purchases) of trading securities	(6,762)	(9)	(6,771)
Other	(87)	362	275

Cash flows from operating activities of continuing operations	$(4,185)	$7,316	$3,131

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 21. OPERATING CASH FLOWS (Continued)

	2005
		Financial
	Automotive	Services	Total
Net income/(loss)	$(1,884)	$3,324	$1,440
(Income)/loss of discontinued operations	(6)	(41)	(47)
Cumulative effects of changes in accounting principles	251	—	251
Depreciation and special tools amortization	8,157	5,854	14,011
Amortization of intangibles	49	6	55
Net losses/(earnings) from equity investments in excess of dividends received	(135)	—	(135)
Provision for credit/insurance losses	—	483	483
Foreign currency adjustments	36	—	36
(Gain)/loss on sale of business	—	(1,099)	(1,099)
Stock option expense	103	13	116
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	(960)	1,664	704
Decrease/(increase) in accounts receivable and other assets	(2,086)	(727)	(2,813)
Decrease/(increase) in inventory	(94)	—	(94)
Increase/(decrease) in accounts payable and accrued and other liabilities	2,277	(2,343)	(66)
Net sales/(purchases) of trading securities	(579)	(50)	(629)
Other	304	(172)	132

Cash flows from operating activities of continuing operations	$5,433	$6,912	$12,345

	2004
		Financial
	Automotive	Services	Total
Net income/(loss)	$257	$2,781	$3,038
(Income)/loss of discontinued operations	227	(81)	146
Cumulative effects of changes in accounting principles	—	—	—
Depreciation and special tools amortization	6,420	6,618	13,038
Amortization of intangibles	26	10	36
Net losses/(earnings) from equity investments in excess of dividends received	3	—	3
Provision for credit/insurance losses	—	1,212	1,212
Foreign currency adjustments	1	—	1
(Gain)/loss on sale of business	16	(66)	(50)
Stock option expense	105	14	119
Cash changes in operating assets and liabilities were as follows:
Provision for deferred income taxes	2,451	1,514	3,965
Decrease/(increase) in accounts receivable and other assets	(1,793)	1,294	(499)
Decrease/(increase) in inventory	(130)	—	(130)
Increase/(decrease) in accounts payable and accrued and other liabilities	(6,799)	(923)	(7,722)
Net sales/(purchases) of trading securities	5,600	92	5,692
Other	579	(4,502)	(3,923)

Cash flows from operating activities of continuing operations	$6,963	$7,963	$14,926

     The reconciliation between total sector and consolidated cash flows from operating activities of continuing operations is as follows (in millions):

	2006	2005	2004
Sum of sector cash flows from operating activities of continuing operations	$3,131	$12,345	$14,926
Reclassification of wholesale receivable cash flows from investing to operating for consolidated presentation	6,478	8,478	7,057
Reclassification relating to sale of vehicles to Hertz and related auction proceeds for consolidated presentation	—	(436)	(300)

Consolidated cash flows from operating activities of continuing operations	$9,609	$20,387	$21,683

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 21. OPERATING CASH FLOWS (Continued)
     Cash paid/(received) for interest and income taxes for continuing operations was as follows (in millions):

	2006	2005	2004
Interest
Automotive Sector	$1,419	$1,506	$1,518
Financial Services Sector	7,483	6,319	5,837

Total interest paid	$8,902	$7,825	$7,355

Income taxes	423	382	211
NOTE 22. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
     Our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices and interest rates. The objective of our risk management program is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on derivatives used to hedge them. We document our hedging objectives, practices, procedures, and accounting treatment. In addition, we review our hedging program and our derivative positions, as well as our strategy, on a regular basis.
     Our use of derivatives to manage market risk results in the risk of a counterparty defaulting on a derivative contract. We establish exposure limits for each counterparty to minimize this risk and provide counterparty diversification. We also enter into master netting agreements with counterparties that usually allow for netting of certain exposures. Substantially all of our counterparties have long-term debt ratings of single-A or better. The aggregate fair value of derivative instruments in asset positions on December 31, 2006, is $5.2 billion, and represents the maximum loss that would be recognized at the reporting date if all counterparties failed to perform as contracted.
Hedge Accounting Designations
     We have elected to apply hedge accounting to certain derivatives. Derivatives that receive designated hedge accounting treatment are documented and evaluated for effectiveness in accordance with our documentation. Some derivatives do not qualify for hedge accounting; for others, we elect not to apply hedge accounting treatment. We have elected to apply the normal purchase and normal sales classification to all physical supply contracts that are entered into for the purpose of procuring commodities to be used in production within a reasonable time during the normal course of our business.
Automotive Sector
     Cash Flow Hedges. We use forward and option contracts to manage our exposure to foreign currency exchange and commodity price risks. We apply the critical terms method of assessing effectiveness for derivatives designated as hedging forecasted transactions. The effective portion of changes in the fair value of cash flow hedges is deferred in Accumulated other comprehensive income/(loss) (“OCI”) and is recognized in Automotive cost of sales when the hedged item affects earnings. An amount is also reclassified from OCI and recognized in earnings if it becomes probable that the original forecasted transaction will not occur. Our cash flow hedges mature within three years or less. The exchange of cash associated with these derivative transactions is reported as net cash flows from operating activities in our statements of cash flows.
     Net Investment Hedges. We use foreign currency forward exchange contracts to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to our investment in these entities. We assess effectiveness based upon a comparison of the hedge with the beginning balance of the net investment level hedged, with subsequent quarterly tests based upon changes in spot rates to determine the effective portion of the hedge. Changes in

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 22. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
the value of these derivative instruments, excluding the ineffective portion of the hedge, were included in OCI as a foreign currency translation adjustment. The exchange of cash associated with these derivative transactions is reported as net cash flows from operating activities in our statements of cash flows.
     Derivatives not designated as hedging instruments. Some derivatives do not qualify for hedge accounting treatment or we elect not to apply hedge accounting. We report changes in the fair value of these derivatives through Automotive cost of sales or Automotive interest income and other non-operating income/(expense), net depending on the underlying exposure. The earnings impact primarily relates to the revaluation of foreign currency derivatives and changes in fair value of commodity derivatives and warrants. The exchange of cash associated with these derivative transactions is recorded as net cash flows from investing activities in our statements of cash flows.
Financial Services Sector
     Ford Credit’s overall risk management objective is to maximize economic value while limiting the effect of changes in foreign currencies and interest rates. Ford Credit faces exposure to currency exchange rates if a mismatch exists between the currency of its receivables and the currency of the debt funding those receivables. Ford Credit executes cross-currency swaps and foreign currency forwards to convert substantially all of the foreign currency debt obligations to the local currency of the receivables. Interest rate swaps are used to manage exposure to re-pricing risk, which arises when assets and the debt funding those assets have different re-pricing periods that consequently respond differently to interest rate changes. Regardless of hedge accounting treatment, derivative positions are used only to manage identified exposures.
     Fair Value Hedges. Ford Credit uses certain derivatives to reduce the risk of changes in the fair value of liabilities. We designate receive-fixed, pay-float interest rate swaps as hedges of existing fixed-rate debt. The risk being hedged is the risk of changes in the fair value of the hedged item attributable to changes in the benchmark interest rate. For certain interest rate swaps we use the dollar-offset method to assess hedge effectiveness. Hedge ineffectiveness is the difference between the change in fair value of the entire derivative instrument and the change in fair value of the hedged item. Ineffectiveness is recorded directly in earnings. The notional balances for these highly effective interest rate swaps were $1.1 billion, $1.8 billion, and $13.1 billion at December 31, 2006, 2005, and 2004, respectively. Other interest rate swaps meet the specific criteria to assume no ineffectiveness in the hedge relationship. These interest rate swaps had notional balances of $0, $3.8 billion, and $5.6 billion at December 31, 2006, 2005, and 2004, respectively.
     Cash Flow Hedges. Ford Credit has used certain derivatives to reduce the risk of the variability of expected future cash flows. We designated receive-float, pay-fixed interest rate swaps as hedges of existing floating rate debt. The risk being hedged was the risk of changes in the cash flows of the hedged item attributable to changes in the benchmark interest rate. We used the change in variable cash flows method to measure hedge ineffectiveness, which was the difference between the change in the fair value of the float leg of the swap and the change in fair value of the hedged item. Hedge ineffectiveness was recorded directly in earnings. Ford Credit had notional balances of $0, $0, and $17.8 billion in receive-float, pay-fixed interest rates swaps classified as cash flow hedges at December 31, 2006, 2005, and 2004, respectively.
     Net Investment Hedges. Ford Credit has used foreign currency forward exchange contracts and options to hedge the net assets of certain foreign entities to offset the translation and economic exposures related to its investment in these entities. We assessed effectiveness based upon a comparison of the hedge with the beginning balance of the net investment level hedged, with subsequent quarterly tests based upon changes in spot rates to determine the effective portion of the hedge. Ford Credit had notional balances of $0, $0, and $1.6 billion in foreign currency forwards and foreign currency options classified as net investment hedges at December 31, 2006, 2005, and 2004, respectively. Changes in the value of these derivative instruments, excluding the ineffective portion of the hedge, were included in OCI as a foreign currency translation adjustment.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 22. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
     Derivatives not designated as hedging instruments. We elect not to apply hedge accounting to a majority of Ford Credit’s derivatives. In addition, some of Ford Credit’s derivatives would not qualify for hedge accounting. We report changes in the fair value of these derivatives through Financial Services revenues. The earnings impact primarily relates to interest rate swaps, which are included in evaluating Ford Credit’s overall risk management objective, and foreign currency derivatives, which are offset by the revaluation of foreign denominated debt. The notional amount of derivatives not designated for hedge accounting was $158.7 billion, $143.7 billion, and $125.7 billion at December 31, 2006, 2005, and 2004, respectively.
     We report the exchange of cash related to all of Ford Credit’s derivative transactions, regardless of designation, as net cash flows from investing activities in our statements of cash flows.
Income Statement Effect of Derivative Instruments
     The following table summarizes the estimated pre-tax gains/(losses) for each type of hedge designation described above for the Automotive and Financial Services sectors, for the years ended December 31 (in millions):

	2006	2005	2004	Income Statement Classification
Automotive Sector
Cash flow hedges:
Ineffectiveness and impact of discontinued hedges	$(8)	$(1)	$1	Automotive cost of sales
Net investment hedges:
Ineffectiveness	40	20	(2)	Automotive cost of sales
Derivatives not designated as hedging instruments:
Commodities	333	254	99	Automotive cost of sales
Foreign currency forward contracts (a)	71	(383)	331	Automotive cost of sales
Other	88	7	23	Automotive cost of sales/Automotive interest income and other non-operating income/(expense), net

Financial Services Sector
Fair value hedges:
Ineffectiveness	$11	$(1)	$10	Financial Services revenues
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	19	257	628	Interest expense
Foreign exchange revaluation adjustments excluded from the assessment of hedge effectiveness (a) (b)	160	(350)	368	Financial Services revenues
Cash flow hedges:
Ineffectiveness	—	(8)	(8)	Financial Services revenues
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	—	(45)	(431)	Interest expense
Net investment hedges:
Ineffectiveness	—	(13)	(29)	Financial Services revenues
Derivatives not designated as hedging instruments:
Interest rate swaps	(181)	(231)	775	Financial Services revenues
Foreign currency swaps and forward contracts (a)	(149)	(1,308)	313	Financial Services revenues
Other	1	—	—	Financial Services revenues

(a)	These gains/(losses) related to foreign currency derivatives and were substantially offset by net revaluation impacts on foreign denominated debt, which were recorded to the same income statement line item as the hedge gains/(losses).

(b)	Amount represents the portion of the derivative’s fair value attributable to the change in foreign currency exchange rates.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 22. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)
Balance Sheet Effect of Derivative Instruments
     The fair value of derivatives reflects the price that a third party would be willing to pay or receive in arm’s length transactions and includes mark-to-market adjustments to reflect the effects of changes in the related index. The following tables summarize the estimated fair value of our derivative financial instruments at December 31:

	2006		2005
	Fair Value	Fair Value	Fair Value	Fair Value
	Assets	Liabilities	Assets	Liabilities
	(in millions)	(in millions)	(in millions)	(in millions)
Automotive Sector
Cash flow hedges	$1,736	$860	$1,002	$1,059
Net investment hedges	6	—	30	—
Derivatives not designated as hedging instruments	977	256	546	148

Total derivative financial instruments	$2,719	$1,116	$1,578	$1,207

Financial Services Sector
Fair value hedges	$111	$1	$314	$90
Derivatives not designated as hedging instruments	2,334	891	2,469	795
Impact of netting agreements	(641)	(641)	(205)	(205)

Total derivative financial instruments	$1,804	$251	$2,578	$680

OCI Activity
     The following table summarizes activity in OCI excluding foreign currency translation adjustments on net investment hedges for both the Automotive and Financial Services sectors during the years ended December 31 (in millions):

	2006	2005	2004
Beginning of year: net unrealized gain/(loss) on derivative financial instruments	$(43)	$1,221	$1,237
Increase/(decrease) in fair value of derivatives	742	(664)	896
Gains reclassified from OCI	(265)	(600)	(912)

End of year: net unrealized gain/(loss) on derivative financial instruments	$434	$(43)	$1,221

     We expect to reclassify for Automotive and Financial Services sectors existing net gains of $188 million from OCI to Net income/(loss) during the next twelve months as the underlying exposures are realized.
NOTE 23. RETIREMENT BENEFITS
Employee Retirement and Savings Plans
     We have two principal qualified defined benefit retirement plans in the United States. The Ford-UAW Retirement Plan covers hourly employees represented by the UAW, and the General Retirement Plan covers substantially all other Ford employees in the United States hired on or before December 31, 2003. The hourly plan provides noncontributory benefits related to employee service. The salaried plan provides similar noncontributory benefits and contributory benefits related to pay and service. Other U.S. and non-U.S. subsidiaries have separate plans that generally provide similar types of benefits for their employees. We established, effective January 1, 2004, a defined contribution plan generally covering new salaried U.S. employees hired on or after that date. Ford-UAW Retirement Plan expense accruals for UAW-represented Ford employees previously assigned to Visteon (“Visteon Hourly Employees”) were charged to Visteon. Pursuant to definitive agreements with Visteon signed on September 12, 2005, these charges were discontinued effective October 1, 2005.
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
     In general, our plans are funded, with the main exceptions being certain plans in Germany and U.S. defined benefit plans for senior management. In such cases, an unfunded liability is recorded.
     The expense for our worldwide defined contribution plans was $50 million in 2006, $83 million in 2005 and $80 million in 2004. This includes the expense for company matching contributions to our primary employee savings plans (United States and Canada) of $0 in 2006, $44 million in 2005 and $40 million in 2004. Company matching contributions were suspended in July 2005.
Postretirement Health Care and Life Insurance Benefits
     We, and certain of our subsidiaries, sponsor plans to provide selected health care and life insurance benefits for retired employees. The Ford UAW Hospital-Surgical-Medical-Drug-Dental-Vision Program (“H-S-M-D-D-V Program”) covers hourly employees represented by the UAW, and the Ford Salary Health Care Plan covers substantially all other Ford employees in the United States hired before June 1, 2001. U.S. salaried employees hired on or after June 1, 2001 are covered by a separate plan that provides for annual company allocations to employee-specific notional accounts to be used to fund postretirement health care benefits. We also provide company-paid postretirement life insurance benefits to U.S. salaried employees hired before January 1, 2004 and all U.S. hourly employees. Our employees generally may become eligible for benefits when they retire; however, benefits and eligibility rules may be modified from time to time.
     Effective January 1, 2007 for U.S. salaried employees hired before June 1, 2001, we established a company contribution limit set at 2006 levels for retiree health care benefits. U.S. salaried employees hired on or after June 1, 2001 participate in a defined contribution retiree health care plan. In addition, for U.S. salaried employees hired before January 1, 2004 who are retirement eligible after June 1, 2006, company-paid retiree life insurance benefits are limited to $50,000 (employees hired on or after January 1, 2004 do not receive company-paid life insurance benefits). These benefit changes resulted in a reduction in 2006 and ongoing expense of about $400 million annually as well as a decrease in the year-end 2005 OPEB obligation of about $3 billion.
     Effective January 1, 2008 for U.S. salaried employees hired before June 1, 2001, we will replace health care coverage (including prescription drugs and dental) for retirees and surviving spouses who are age 65 and older or Medicare eligible with a new Health Reimbursement Arrangement (“HRA”). Each such surviving spouse, retiree and his or her eligible spouse will be provided an annual amount of up to $1,800 in an HRA account. The HRA may be used to help offset health care, dental, vision and hearing costs. This benefit change resulted in a decrease in the year-end 2006 OPEB obligation of about $500 million and a reduction in 2006 and ongoing expense of about $80 million annually.
     As previously reported, we entered into an agreement with the UAW (“Agreement”) in December 2005 to increase retiree health care cost sharing as part of our overall cost reduction efforts. On July 13, 2006, we received the necessary court approval of a settlement of a lawsuit challenging proposed modifications to the H-S-M-D-D-V Program and cost savings began to accrue as of that date. The Agreement provides for increased cost sharing of health care expenses by retirees presently covered under the H-S-M-D-D-V Program (“Plan Amendment”) and establishes an independent Defined Contribution Retiree Health Benefit Trust (“UAW Benefit Trust”) which will serve as a non-Ford sponsored Voluntary Employee Benefit Association. The UAW Benefit Trust will be used to mitigate the reduction in health plan benefits for certain eligible present and future retirees, surviving spouses and other dependents. This settlement agreement will remain in effect until September 14, 2011, at which point either Ford or the UAW may provide notice of a desire to terminate the Agreement.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 23. RETIREMENT BENEFITS (Continued)
     The Agreement provisions reduce significantly our share of health care costs. The Agreement has been accounted for as a negative amendment to the H-S-M-D-D-V Program in the amount of $4 billion, net of $90 million representing the present value of our commitment to fund the UAW Benefit Trust (discussed below) discounted at 6.5%. We will amortize the negative plan amendment on a straight-line basis over 12 years (which represents the average remaining service period of our active workforce). In addition we will accrete interest expense on the discounted value of the funding commitment noted above. The interest expense recorded for 2006 was $2 million. Our year-end obligation was $62 million.
     Our commitment to fund the UAW Benefit Trust consists of three non-contingent cash payments (“buy-down”) totaling $108 million. We paid the first installment of $30 million in cash to the UAW Benefit Trust on August 10, 2006. We are committed to make a second contribution of $35 million in 2009, and a third contribution of $43 million in 2011.
     The UAW Benefit Trust is controlled by the UAW Benefit Association Plan Committee (“Committee”) which is appointed by the UAW. The Committee does not and will not include any representatives of the Company. The Committee has the right to appoint an independent trustee (“Trustee”) for purposes of managing the assets. The assets of the UAW Benefit Trust are the responsibility of the Committee, which has full fiduciary responsibility for the investment strategy, safeguarding of assets, and execution of the benefit plan as designed. Benefit payments to eligible participants in the UAW Benefit Trust are limited in amount to the assets held by the UAW Benefit Trust. Each year, the Committee will determine the level of benefits to be paid to eligible participants. If the value of the assets in the UAW Benefit Trust is deemed insufficient by the Trustee, the Trustee may accelerate our obligation for the second and third contribution to the extent necessary to enable the UAW Benefit Trust to continue paying benefits.
     As part of the Agreement, we also agreed to transfer to the UAW Benefit Trust the right to an amount of cash determined by the appreciation of 8.75 million shares of Ford Common Stock above $8.145 per share. These stock appreciation rights are exercisable for three years from the effective date of the Plan Amendment. One third of the 8.75 million stock appreciation rights were available on July 13, 2006. As of December 31, 2006, these stock appreciation rights had not been exercised. On the first anniversary of the effective date of the Agreement, another third of the 8.75 million stock appreciation rights will become available and on the second anniversary, the remaining stock appreciation rights will become available. We use a Black-Scholes model to measure the fair value of the stock appreciation rights on a graded vesting schedule. We expensed $8 million related to the stock appreciation rights in 2006, recorded in Automotive cost of sales.
     As part of the Agreement, UAW members also agreed to divert to the UAW Benefit Trust payments of a previously-negotiated 2006 wage increase and a portion of negotiated cost-of-living increases through 2011 as they are earned. In 2006, $44 million of diverted wage increases were expensed.
     The average annual cost savings to Ford from the Plan Amendment is projected to be $650 million, with projected average annual cash savings of $200 million. The cost savings associated with the amendment for 2006 is approximately $300 million.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 23. RETIREMENT BENEFITS (Continued)
     The following table summarizes the benefit obligation included in our financial statements and the assets held by the UAW Benefit Trust and not included in our 2006 financial statements (in millions):

UAW Benefit Trust
Change in Benefit Obligation
Benefit obligation at January 1	$—
Amendments	90
Interest cost	2
Benefits paid	(30)

Benefit obligation at December 31	$62

Change in Plan Assets
Fair value of plan assets at January 1	$—
Company contributions	60
Benefits Paid	(48)

Fair value of plan assets at December 31	$12

     In 2005, an agreement was reached with Visteon which included forgiving a receivable related to Visteon’s remaining UAW OPEB obligation and a portion of Visteon’s salary obligation for former Ford employees and retirees. The total receivable forgiven was about $800 million, of which $600 million was recorded in 2004 as an allowance for doubtful receivables. At December 31, 2006 and 2005, we had a long-term receivable of $127 million and $140 million, respectively, representing Visteon’s remaining responsibility for the benefits of the Visteon salaried employees.
     The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit at least actuarially equivalent to the benefit established by the law. We provide retiree drug benefits that exceed the value of the benefits that will be provided by Medicare Part D, and our retirees’ out-of-pocket costs are less than they would be under Medicare Part D. Therefore, we have concluded that our plan is at least “actuarially equivalent” to the Medicare Part D plan and that we will be eligible for the subsidy. We have reflected the impact of the subsidy by reducing our 2006, 2005, and 2004 expense by $270 million, $290 million, and $250 million, respectively. Beginning in 2008, the U.S. salary health care plan will no longer be eligible for the subsidy receipt under Medicare Part D.
     The measurement date for substantially all of our worldwide postretirement benefit plans is December 31. Our expense for defined benefit pension and OPEB benefits was as follows (in millions):

	Pension Benefits						Health Care and
	U.S. Plans			Non-U.S. Plans			Life Insurance
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Service cost	$680	$734	$636	$704	$630	$554	$617	$710	$548
Interest cost	2,431	2,398	2,445	1,396	1,408	1,332	2,004	2,188	1,970
Expected return on assets	(3,379)	(3,363)	(3,219)	(1,643)	(1,633)	(1,651)	(479)	(500)	(289)
Amortization of:
Prior service cost/(credit)	444	500	501	120	126	117	(815)	(245)	(220)
(Gains)/losses and other	99	102	23	568	352	204	763	893	623
Separation programs	440	97	26	263	422	78	84	1	—
Loss from curtailment	2,535	—	—	206	—	—	3	—	—
Allocated costs to Visteon	—	(84)	(107)	—	—	—	6	(246)	(228)

Net expense	$3,250	$384	$305	$1,614	$1,305	$634	$2,183	$2,801	$2,404

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 23. RETIREMENT BENEFITS (Continued)
     The year-end status of these plans was as follows (dollar amounts in millions):

	Pension Benefits				Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance
	2006	2005	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation at January 1	$43,598	$43,102	$30,700	$29,452	$39,274	$39,115
Service cost	680	734	704	630	617	710
Interest cost	2,431	2,398	1,396	1,408	2,004	2,188
Amendments	(19)	—	(34)	218	(5,268)	(3,155)
Separation programs	440	97	232	422	84	1
Curtailments	1,696	—	81	—	(47)	—
Settlements	—	—	(98)	—	—	—
Plan participant contributions	39	41	144	146	44	33
Benefits paid	(3,005)	(2,856)	(1,556)	(1,355)	(1,547)	(1,576)
Foreign exchange translation	—	—	3,434	(2,936)	2	110
Divestiture	—	(400)	—	(163)	—	(20)
Actuarial (gain)/loss and other	(572)	482	(1,344)	2,878	(4,300)	1,868

Benefit obligation at December 31	$45,288	$43,598	$33,659	$30,700	$30,863	$39,274

Change in Plan Assets
Fair value of plan assets at January 1	$41,857	$39,628	$21,927	$20,595	$6,497	$6,762
Actual return on plan assets	5,688	3,922	2,286	3,239	510	621
Company contributions	149	1,432	1,025	1,355	—	200
Plan participant contributions	39	41	144	150	—	—
Benefits paid	(3,005)	(2,856)	(1,556)	(1,355)	(2,086)	(1,111)
Settlements	—	—	(109)	—	—	—
Foreign exchange translation	—	—	2,390	(1,924)	—	—
Divestiture	—	(309)	—	(95)	—	—
Other	—	(1)	(7)	(38)	—	25

Fair value of plan assets at December 31	$44,728	$41,857	$26,100	$21,927	$4,921	$6,497

Funded status	$(560)	$(1,741)	$(7,559)	$(8,773)	$(25,942)	$(32,777)

Unamortized prior service costs		2,635		912		(4,054)
Unamortized net (gains)/losses and other		4,567		8,609		17,009

Net amount recognized		$5,461		$748		$(19,822)

Amounts Recognized on the Balance Sheet
Prepaid assets	$1,425	$2,398	$145	$1,710	$—	$—
Accrued liabilities	(1,985)	(1,511)	(7,704)	(6,009)	(25,942)	(19,822)
Intangible assets	—	2,133	—	657	—	—
Accumulated other comprehensive loss	—	2,441	—	4,390	—	—

Net amount recognized	$(560)	$5,461	$(7,559)	$748	$(25,942)	$(19,822)

Amounts Recognized in Accumulated Other Comprehensive Loss
Unamortized prior service costs/(credits)	$1,338		$701		$(8,514)
Unamortized net (gains)/losses and other	1,581		6,924		11,867

Total amount recognized	$2,919		$7,625		$3,353

Pension Plans in Which Accumulated Benefit Obligation Exceeds Plan Assets at December 31
Accumulated benefit obligation	$26,130	$24,287	$18,784	$17,217
Fair value of plan assets	24,241	22,807	13,327	11,454

Accumulated Benefit Obligation at December 31	$43,958	$41,983	$29,089	$26,060

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 23. RETIREMENT BENEFITS (Continued)

	Pension Benefits				Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance
	2006	2005	2006	2005	2006	2005
Weighted Average Assumptions at December 31 (a)
Discount rate	5.86%	5.61%	4.91%	4.58%	5.98%	5.73%
Expected return on assets	8.50%	8.50%	7.64%	7.78%	5.50%	8.28%
Average rate of increase in compensation	3.80%	4.00%	3.30%	3.44%	3.80%	4.00%
Initial health care cost trend rate	—	—	—	—	6%	7%
Ultimate health care cost trend rate	—	—	—	—	5%	5%
Year ultimate trend rate is reached	—	—	—	—	2011	2011
Assumptions Used to Determine Net Benefit Cost for the Year (a)
Discount rate	5.61%	5.75%	4.58%	5.18%	5.73%	5.75%
Expected return on assets	8.50%	8.75%	7.78%	7.76%	8.28%	7.93%
Average rate of increase in compensation	4.00%	4.50%	3.44%	4.00%	4.00%	4.50%
Weighted Average Asset Allocation at December 31 (b)
Equity securities	72.8%	72.8%	65.9%	65.3%	0.0%	66.2%
Debt securities	26.6%	26.7%	32.9%	33.7%	100.0%	33.8%
Real estate	0.0%	0.0%	0.6%	0.7%	0.0%	0.0%
Other assets	0.6%	0.5%	0.6%	0.3%	0.0%	0.0%

(a)	U.S. plans for Health Care and Life Insurance

(b)	Weighted average asset allocation based on major non-U.S. plans including U.K., Canada, Germany, Sweden, Netherlands, Belgium and Australia
     A one percentage point increase/(decrease) in the assumed health care cost trend rates would increase/(decrease) the postretirement health care benefit obligation for year-end 2006 by approximately $4.6 billion/$(3.6) billion and the service and interest component of health care expense for 2006 by $400 million/$(320) million.
     As discussed in Note 17, we intend to idle several facilities in North America. As a result of the Way Forward plan, we have recognized curtailment losses due to the significant reduction in the expected aggregate years of future service of the employees in the U.S. and Canadian hourly pension plans and the corresponding increase in their expected aggregate years of future retirement. The curtailment losses include recognition of the increase in the projected benefit obligation and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service. The financial impact is reflected in the tables above.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). This standard requires employers that sponsor defined benefit plans to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur. Unrecognized prior service credits/costs and net actuarial gains/losses are recognized as a component of Accumulated other comprehensive income/(loss). Additional minimum pension liabilities and related intangible assets are eliminated upon adoption of the new standard. SFAS No. 158 requires prospective application and is effective for financial statements issued for fiscal years ending after December 15, 2006. The following table summarizes the effect of the initial adoption of SFAS No. 158 (in millions):

	Prior to
	SFAS 158	SFAS 158	Post SFAS 158
	Adjustment	Adjustment	Adjustment
Prepaid assets	$4,112	$(2,542)	$1,570
Accrued liabilities	(30,276)	(5,355)	(35,631)
Intangible assets	1,466	(1,466)	—
Accumulated other comprehensive loss (pre tax)	4,534	9,363	13,897

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 23. RETIREMENT BENEFITS (Continued)
     The amounts in Accumulated other comprehensive income/(loss) that are expected to be recognized as components of net expense/(income) during the next year are as follows (in millions):

	Pension Benefits		Health Care and
	U.S. Plans	Non-U.S. Plans	Life Insurance	Total
Prior service cost/(credit)	$270	$100	$(960)	$(590)
(Gains)/losses and other	20	400	760	1,180
Plan Contributions and Drawdowns
     Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. We do from time to time make contributions beyond those legally required.
     Pension. In 2006, we made $800 million of cash contributions to our funded pension plans. During 2007, we expect to contribute from available Automotive cash and cash equivalents $2.2 billion to our worldwide pension plans, including about $400 million of benefit payments paid directly by us for unfunded plans. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2007.
     Health Care and Life Insurance. In 2006, we withdrew $2.1 billion from the VEBA. During 2007 we expect to withdraw $900 million from the VEBA as reimbursement for U.S. hourly retiree benefit payments.
Estimated Future Benefit Payments
     The following table presents estimated future gross benefit payments and subsidy receipts related to the Medicare Prescription Drug Improvement and Modernization Act of 2003 (in millions):

	Pension Benefits
	U.S. Plans	Non-U.S. Plans	Health Care and Life Insurance
	Gross Benefit	Gross Benefit	Gross Benefit	Subsidy
	Payments	Payments	Payments	Receipts
2007	$3,220	$1,570	$1,670	$(100)
2008	3,470	1,450	1,770	(70)
2009	3,480	1,450	1,870	(80)
2010	3,450	1,470	1,940	(90)
2011	3,410	1,500	1,990	(90)
2012 - 2016	16,370	8,150	10,640	(570)
Plan Asset Information
     Pension. Our investment strategy for pension assets has a long-term horizon and is tolerant of return volatility, in keeping with the long-term nature of the liabilities. The target asset allocation for our major plans worldwide generally is 70% equities, 30% fixed income. The present allocation to alternative investments (e.g., private equity) is below 1%. All assets are externally managed and most investment managers have discretion to invest globally within their respective mandates. A diverse array of investments within asset classes reduces volatility. Most assets are actively managed; manager skill and broad mandates have generally produced long-term returns in excess of common market indices. Ford securities comprised less than five percent of the total market value of our assets in major worldwide plans (including U.S., U.K., Canada, Germany, Sweden, Netherlands, Belgium, and Australia) during 2006 and 2005.
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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 23. RETIREMENT BENEFITS (Continued)
     The equity allocation shown at year-end 2006 and 2005 includes public equity securities, private equity investments, and REITS. Direct real estate investments shown separately reflect a liquidation strategy that has been in place for several years. Other assets include cash held for near-term benefit funding; cash held by investment managers for liquidity purposes is included in the appropriate asset class balance.
     The long-term return assumption at year-end 2006 is 8.50% for U.S. plans, 8.00% for U.K. plans and averages 7.64% for non-U.S. plans. A generally consistent approach is used worldwide to develop this assumption. This approach considers various inputs, including a review of historical plan returns and long-run inputs from a range of advisors for capital market returns, inflation, bond yields and other variables, adjusted for specific aspects of our investment strategy.
     At December 31, 2006, our actual 10-year annual rate of return on pension plan assets was 9.71% and 7.92% for U.S. and the U.K. plans, respectively. At December 31, 2005, our actual 10-year annual rate of return on pension plan assets was 9.79% and 8.33% for U.S. and the U.K. plans, respectively.
     Health Care and Life Insurance. At December 31, 2006, we had $4.9 billion invested in shorter-duration fixed income investments. Of this total, $1.8 billion was able to be used within the next 18 months to pay for retiree benefits (“short-term VEBA”). Our current strategy is to invest all of the assets of our retiree VEBA in shorter-duration fixed income investments. Consistent with our standard practice, we will continue to include in Automotive gross cash our short-term VEBA. We refer to retiree VEBA assets that are not able to be used within the next 18 months to pay for retiree benefits as “long-term VEBA.” A portion of the total assets is managed internally, with the remainder managed externally. Ford securities comprised less than five percent of the market value of the total retiree VEBA assets during 2006 and 2005.
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
     The expected return assumption applicable to the total retiree VEBA is 5.50%. This reflects external investment managers’ expectations of likely returns on short-duration VEBA assets over the next several years.
NOTE 24. SEGMENT INFORMATION
     Our operating activity consists of two operating sectors, Automotive and Financial Services. Segment selection is based on the organizational structure we use to evaluate performance and make decisions on resource allocation, as well as availability and materiality of separate financial results consistent with that structure.
     Beginning with the second quarter of 2006, we changed the reporting of our Automotive sector to separately disclose the following five segments: Ford North America, Ford South America, Ford Europe, PAG, and Ford Asia Pacific and Africa/Mazda. Automotive sector prior period information has been reclassified and is provided for these segments in the table below. Included in each segment described below with the exception of our interest in Mazda are the associated costs to design, develop, manufacture, and service vehicles and parts.
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
     The PAG segment includes primarily the sale of PAG-brand vehicles (i.e., Volvo, Jaguar, Land Rover and Aston Martin) and related service parts throughout the world (including North America, South America, Europe, Asia Pacific and Africa).
     Ford Asia Pacific and Africa/Mazda segment includes primarily the sale of Ford-brand vehicles and related service parts in the Asia Pacific region and South Africa and also includes our share of the results of Mazda, of which we own 33.6% at December 31, 2006, and certain of our Mazda-related investments.
     The Other Automotive component of the Automotive sector consists primarily of centrally managed net interest expense, which is not managed individually by the five segments.
     Transactions among Automotive segments are presented generally on an absolute cost basis, eliminating the effect of legal entity transfer prices within the Automotive sector for vehicles, components and product engineering.
     The Financial Services sector includes the Ford Credit segment. Ford Credit provides vehicle-related financing, leasing, and insurance. The Hertz segment was sold in December 2005.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 24. SEGMENT INFORMATION (Continued)

	Automotive Sector
						Total	Ford Asia
	Ford	Ford	Total			Ford	Pacific
	North	South	The	Ford		Europe &	& Africa/
(In Millions)	America	America	Americas	Europe	PAG	PAG	Mazda	Other	Total
2006
Sales/Revenues
External customer	$69,425	$5,697	$75,122	$30,394	$30,028	$60,422	$7,763	$—	$143,307
Intersegment	393	—	393	878	233	1,111	4	—	1,508
Income
Income/(loss) before income taxes	(15,969)	661	(15,308)	371	(2,322)	(1,951)	(5)	247	(17,017)
Other disclosures
Depreciation and special tools amortization	6,753	77	6,830	1,289	2,716	4,005	323	—	11,158
Amortization of intangibles	7	1	8	6	51	57	1	—	66
Interest expense	—	—	—	—	—	—	—	995	995
Automotive interest income	76	—	76	—	—	—	—	1,333	1,409
Cash out flow for capital expenditures	3,626	122	3,748	1,404	1,375	2,779	282	—	6,809
Unconsolidated affiliates
Equity in net income/(loss)	138	—	138	(3)	—	(3)	286	—	421
Total assets at year-end									122,634

2005
Sales/Revenues
External customer	$80,662	$4,366	$85,028	$29,918	$30,283	$60,201	$8,245	$—	$153,474
Intersegment	3,398	—	3,398	1,613	541	2,154	131	—	5,683
Income
Income/(loss) before income taxes	(2,444)	399	(2,045)	(437)	(1,634)	(2,071)	297	(55)	(3,874)
Other disclosures
Depreciation and special tools amortization	3,746	68	3,814	1,285	2,764	4,049	294	—	8,157
Amortization of intangibles	28	1	29	7	12	19	1	—	49
Interest expense	—	—	—	—	—	—	—	1,220	1,220
Automotive interest income	46	—	46	—	—	—	—	1,141	1,187
Cash out flow for capital expenditures	3,875	84	3,959	1,232	1,673	2,905	259	—	7,123
Unconsolidated affiliates
Equity in net income/(loss)	92	—	92	—	—	—	193	—	285
Total assets at year-end									113,825

2004
Sales/Revenues
External customer	$83,019	$2,998	$86,017	$26,519	$27,627	$54,146	$6,956	$—	$147,119
Intersegment	3,588	—	3,588	1,864	766	2,630	113	—	6,331
Income
Income/(loss) before income taxes	525	144	669	177	(830)	(653)	82	(276)	(178)
Other disclosures
Depreciation and special tools amortization	3,527	57	3,584	1,338	1,278	2,616	220	—	6,420
Amortization of intangibles	6	1	7	6	12	18	1	—	26
Interest expense	—	—	—	—	—	—	—	1,221	1,221
Automotive interest income	132	—	132	—	—	—	—	981	1,113
Cash out flow for capital expenditures	3,189	75	3,264	1,245	1,478	2,723	293	—	6,280
Unconsolidated affiliates
Equity in net income/(loss)	75	—	75	6	—	6	174	—	255
Total assets at year-end									113,251

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 24. SEGMENT INFORMATION (Continued)

	Financial Services Sector (a)					Total Company
	Ford
(In Millions)	Credit	Hertz	Other	Elims	Total	Elims (b)	Total
2006
Sales/Revenues
External customer	$16,553	$—	$263	$—	$16,816	$—	$160,123
Intersegment	694	—	31	(7)	718	(2,226)	—
Income
Income/(loss) before income taxes	1,953	—	13	—	1,966	—	(15,051)
Other disclosures
Depreciation and special tools amortization	5,262	—	33	—	5,295	—	16,453
Amortization of intangibles	—	—	—	—	—	—	66
Interest expense	7,818	—	(30)	—	7,788	—	8,783
Automotive interest income	—	—	—	—	—	—	1,409
Cash outflow for capital expenditures	25	—	14	—	39	—	6,848
Unconsolidated affiliates
Equity in net income/(loss)	7	—	—	—	7	—	428
Total assets at year-end	167,332	—	10,555	(8,837)	169,050	(1,467)	290,217

2005
Sales/Revenues
External customer	$15,883	$7,403	$136	$—	$23,422	$—	$176,896
Intersegment	597	20	55	(47)	625	(6,308)	—
Income
Income/(loss) before income taxes	2,923	1,980	50	—	4,953	—	1,079
Other disclosures
Depreciation and special tools amortization	4,507	1,310	37	—	5,854	—	14,011
Amortization of intangibles	—	6	—	—	6	—	55
Interest expense	6,616	511	70	—	7,197	—	8,417
Automotive interest income	—	—	—	—	—	—	1,187
Cash outflow for capital expenditures	48	335	11	—	394	—	7,517
Unconsolidated affiliates
Equity in net income/(loss)	11	—	—	—	11	—	296
Total assets at year-end	162,262	—	10,328	(10,396)	162,194	(83)	275,936

2004
Sales/Revenues
External customer	$18,083	$6,681	$433	$—	$25,197	$—	$172,316
Intersegment	478	19	13	(13)	497	(6,828)	—
Income
Income/(loss) before income taxes	3,710	493	84	—	4,287	—	4,109
Other disclosures
Depreciation and special tools amortization	4,980	1,603	35	—	6,618	—	13,038
Amortization of intangibles	—	10	—	—	10	—	36
Interest expense	6,733	408	109	—	7,250	—	8,471
Automotive interest income	—	—	—	—	—	—	1,113
Cash outflow for capital expenditures	62	325	71	—	458	—	6,738
Unconsolidated affiliates
Equity in net income/(loss)	(2)	—	—	—	(2)	—	253
Total assets at year-end	172,903	14,417	18,912	(17,044)	189,188	(2,753)	299,686

(a)	Financial Services sector’s interest income is recorded as Financial Services revenues.

(b)	Includes intersector transactions occurring in the ordinary course of business.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 25. GEOGRAPHIC INFORMATION (in millions)

	2006		2005		2004
	Net Sales		Net Sales		Net Sales
	and	Long-Lived	and	Long-Lived	and	Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets
North America
United States	$81,155	$36,185	$96,704	$37,800	$100,862	$35,315
Canada	8,075	9,281	7,939	8,062	7,085	6,900
Mexico	3,461	1,008	3,374	1,073	2,934	807

Total North America	92,691	46,474	108,017	46,935	110,881	43,022

Europe
Germany	7,006	4,974	7,642	4,518	7,396	6,187
Sweden	4,290	4,241	4,412	3,399	4,059	3,715
United Kingdom	15,850	5,842	15,264	6,537	14,193	9,104
Other	22,934	3,376	23,201	3,172	20,456	3,715

Total Europe	50,080	18,433	50,519	17,626	46,104	22,721

All Other	17,352	3,432	18,360	3,214	15,331	3,124

Total	$160,123	$68,339	$176,896	$67,775	$172,316	$68,867

NOTE 26. SUMMARY QUARTERLY FINANCIAL DATA (unaudited)

	2006				2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
(In millions, except per share amounts)
Automotive Sector
Sales	$36,973	$37,827	$32,556	$35,951	$39,414	$38,708	$34,656	$40,696
Operating income/(loss)	(2,668)	(1,253)	(7,796)	(6,204)	708	(1,067)	(1,626)	(2,203)
Financial Services Sector
Revenues	3,828	4,067	4,554	4,367	5,481	6,458	5,854	5,629
Income/(loss) before income taxes	375	425	750	416	506	1,692	714	2,041
Total Company
Income/(loss) before cumulative effects of changes in accounting principles	(1,423)	(317)	(5,248)	(5,625)	875	1,215	(576)	177
Net income/(loss)	(1,423)	(317)	(5,248)	(5,625)	875	1,215	(576)	(74)
Common and Class B per share from income/(loss) before cumulative effects of changes in accounting principles
Basic	$(0.76)	$(0.17)	$(2.79)	$(2.98)	$0.48	$0.66	$(0.31)	$0.09
Diluted	(0.76)	(0.17)	(2.79)	(2.98)	0.44	0.60	(0.31)	0.09

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 27. COMMITMENTS AND CONTINGENCIES
Lease Commitments
     We lease land, buildings and equipment under agreements that expire in various years. Minimum rental commitments under non-cancellable operating leases were as follows (in millions):

	2007	2008	2009	2010	2011	Thereafter	Total
Automotive Sector	$490	$351	$278	$194	$97	$250	$1,660
Financial Services Sector	117	109	91	59	42	76	494
     Rental expense was as follows (in billions):

	2006	2005	2004
Rental expense	$1.0	$1.5	$1.5
Guarantees
     The fair values of guarantees and indemnifications during 2006 and 2005 are recorded in the financial statements. At December 31, 2006 and 2005, the following guarantees and indemnifications were issued and outstanding:
     Guarantees related to affiliates and third parties. We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties to support business and economic growth. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances. The maximum potential payments under these guarantees total $100 million for 2006 and $113 million for 2005, the majority of which relates to the Automotive sector.
     In December 2005, we completed the sale of Hertz. As part of this transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer’s financing for the transaction. Our commitment to provide the letters of credit expires no later than December 21, 2011 and supports the payment obligations of Hertz Vehicle Finance LLC under one or more series of asset-backed notes (“asset-backed notes”). The letters of credit can be drawn upon on any date funds allocated to pay interest on the asset-backed notes are insufficient to pay scheduled interest payments, principal amounts due on the legal final maturity date, or when the balance of assets supporting the asset-backed notes is less than the outstanding balance of the asset-backed notes. The carrying value of our deferred gain related to the letters of credit was $23 million for 2006 and $27 million for 2005, which represents the estimated fair value of our guarantee.
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
     We also have guarantees outstanding associated with a subsidiary trust, Trust II. For further discussion of Trust II, see Notes 15 and 20.
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

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 27. COMMITMENTS AND CONTINGENCIES (Continued)
intellectual property rights; power generation contracts; governmental regulations and employment-related matters; dealers, supplier, and other commercial contractual relationships; and financial matters, such as securitizations. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. We regularly evaluate the probability of having to incur costs associated with these indemnifications and have accrued for expected losses that are probable. We are party to numerous indemnifications and many of these indemnities do not limit potential payment; therefore, we are unable to estimate a maximum amount of potential future payments that could result from claims made under these indemnities.
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

	2006	2005
Beginning balance	$6,243	$5,814
Payments made during the period	(4,106)	(3,986)
Changes in accrual related to warranties issued during the period	3,464	3,949
Changes in accrual related to pre-existing warranties	219	615
Foreign currency translation and other	212	(149)

Ending balance	$6,032	$6,243

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
     Litigation is subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. We have established accruals for certain of the matters discussed in the foregoing paragraph where losses are deemed probable and reasonably estimable. It is reasonably possible, however, that some of the matters discussed in the foregoing paragraph for which accruals have not been established could be decided unfavorably to us and could require us to pay damages or make other expenditures in amounts or a range of amounts that cannot be estimated at December 31, 2006. We do not reasonably expect, based on our analysis, that such matters would have a material effect on future financial statements for a particular year, although such an outcome is possible.

FORD MOTOR COMPANY AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
NOTE 27. COMMITMENTS AND CONTINGENCIES (Continued)
Conditional Asset Retirement Obligations
     In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations. Under FIN 47, companies must accrue for costs related to legal obligations to perform certain activities in connection with the retirement, disposal or abandonment of assets. The obligation to perform the asset retirement activity is not conditional even though the timing or method may be conditional.
     We have identified asbestos abatement and PCB removal as conditional asset retirement obligations. Asbestos abatement was estimated using site-specific surveys where available and a per/square foot estimate where surveys were unavailable. PCB removal costs were based on historical removal costs per transformer and applied to transformers identified by a PCB transformer global survey we conducted. Other conditional asset retirement obligations exist, including regulated substances. These costs, however, are not estimable until a triggering event occurs (e.g., plant closing) due to the absence of historical cost, range of potential settlement dates and variability among plants. Presently the Company does not have sufficient information to estimate the fair value of these other obligations.
     FIN 47 requires that an estimate of conditional asset retirement obligations be recorded as a liability and as an increase to the asset. The capitalized portion is depreciated over the remaining useful life of the asset. We believe the most reasonable remaining useful life should be consistent with our depreciation policy. Therefore, the full amount of this estimate for asbestos abatement and PCB removal was expensed at December 31, 2005, as an after-tax charge of $251 million shown as a Cumulative effects of changes in accounting principles.
NOTE 28. SUBSEQUENT EVENTS
Held-for-Sale Operations
     Aston Martin Lagonda Group Limited (“Aston Martin”), a wholly-owned subsidiary, is part of our PAG segment and manufactures premium vehicles. During the first quarter of 2007, management committed to sell all or part of Aston Martin through a stock sale. We expect the sale to be completed in the first half of 2007.
     Automobile Protection Corporation (“APCO”), a wholly-owned subsidiary, offers vehicle service contracts and related after-market products to dealers of all vehicle makes and models. During the first quarter of 2007, management committed to sell APCO. We expect the sale to be completed in the first half of 2007.
UAW Voluntary Separations
     Hourly employees in Ford North America who accepted an early retirement or separation package are expected to leave the Company by September 2007, though employees have an opportunity to rescind acceptance until the time of separation. Subsequent to year-end, there have been approximately 1,700 rescissions, which would have reduced the 2006 pre-tax charge by about $150 million. For additional discussion of the voluntary separation programs, see Note 17.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Ford Motor Company:
We have completed integrated audits of Ford Motor Company’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Ford Motor Company and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying sector balance sheets and the related sector statements of income and of cash flows are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.
As discussed in Note 27 of the Notes to the Financial Statements, the Company changed the manner in which it accounts for conditional asset retirement obligations in 2005. As discussed in Notes 23, 12, and 10, respectively, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans, the timing of its annual goodwill and other intangible assets impairment testing, and its amortization method for special tools in 2006.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
February 27, 2007

FORD MOTOR COMPANY AND SUBSIDIARIES
Schedule II — Valuation and Qualifying Accounts
(in millions)

	Balance at	Charged to				Balance at
	Beginning	Costs and				End of
Description	of Period	Expenses		Deductions		Period
For the Year Ended December 31, 2006
Allowances Deducted from Assets
Allowance for Credit Losses	$1,594	$100		$573	(a)	$1,121
Allowance for Doubtful Receivables	317	30		153	(b)	194	(c)
Inventories (primarily service part obsolescence)	428	108	(d)	—		536
Allowance for Deferred Tax Assets	252	6,928	(e)	—		7,180

Total Allowances Deducted from Assets	$2,591	$7,166		$726		$9,031

For the Year Ended December 31, 2005
Allowances Deducted from Assets
Allowance for Credit Losses	$2,471	$167		$1,044	(a)	$1,594
Allowance for Doubtful Receivables	988	523	(f)	1,194	(b)	317	(c)
Inventories (primarily service part obsolescence)	376	52	(d)	—		428
Allowance for Deferred Tax Assets	172	80		—		252

Total Allowances Deducted from Assets	$4,007	$822		$2,238		$2,591

For the Year Ended December 31, 2004
Allowances Deducted from Assets
Allowance for Credit Losses	$2,977	$923		$1,429	(a)	$2,471
Allowance for Doubtful Receivables	384	663	(f)	59	(b)	988	(c)
Inventories (primarily service part obsolescence)	368	8	(d)	—		376
Allowance for Deferred Tax Assets	105	67		—		172

Total Allowances Deducted from Assets	$3,834	$1,661		$1,488		$4,007

(a)	Finance receivables and lease investments deemed to be uncollectible and other changes, principally amounts related to finance receivables sold and translation adjustments.

(b)	Accounts and notes receivable deemed to be uncollectible as well as translation adjustments. Included in 2005 is a write-off of Visteon-related receivables of $1.1 billion.

(c)	Includes non-current Visteon-related receivables of $1 million, $19 million, and $600 million at December 31, 2006, 2005, and 2004, respectively, which are netted against Other assets - Automotive on the sector balance sheet.

(d)	Net change in inventory allowances.

(e)	Includes $2.7 billion of allowance for deferred tax assets through Accumulated other comprehensive income/(loss) and $4.2 billion of allowance for deferred tax assets through the income statement.

(f)	Includes Visteon-related increases of $500 million and $600 million in 2005 and 2004, respectively.

FSS -1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE
To the Board of Directors  Ford Motor Company:
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2007 also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Detroit, Michigan
February 27, 2007

FSS -2