Form 10-Q
period 2007-03-31
FORD MOTOR CO
filed 2007-05-09
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
☒ Yes                  ☐ No

As of May 1, 2007, the registrant had outstanding 1,809,295,575 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit index located on page number 39.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended March 31, 2007 and 2006
(in millions, except per share amounts)

	First Quarter
	2007	2006
	(unaudited)
Sales and revenues
Automotive sales	$38,630	$36,961
Financial Services revenues	4,389	3,828
Total sales and revenues	43,019	40,789

Costs and expenses
Automotive cost of sales	34,715	36,655
Selling, administrative and other expenses	5,972	4,594
Interest expense	2,718	2,135
Financial Services provision for credit and insurance losses	59	46
Total costs and expenses	43,464	43,430

Automotive interest income and other non-operating income/(expense), net	329	214
Automotive equity in net income/(loss) of affiliated companies	72	79
Income/(loss) before income taxes	(44)	(2,348)
Provision for/(benefit from) income taxes	182	(982)
Income/(loss) before minority interests	(226)	(1,366)
Minority interests in net income/(loss) of subsidiaries	58	59
Income/(loss) from continuing operations	(284)	(1,425)
Income/(loss) from discontinued operations (Note 7)	2	2
Net income/(loss)	$(282)	$(1,423)

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 8)
Basic income/(loss)
Income/(loss) from continuing operations	$(0.15)	$(0.76)
Income/(loss) from discontinued operations	—	—
Net income/(loss)	$(0.15)	$(0.76)
Diluted income/(loss)
Income/(loss) from continuing operations	$(0.15)	$(0.76)
Income/(loss) from discontinued operations	—	—
Net income/(loss)	$(0.15)	$(0.76)

Cash dividends	$—	$0.10

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF INCOME
For the Periods Ended March 31, 2007 and 2006
(in millions, except per share amounts)

	First Quarter
	2007	2006
	(unaudited)
AUTOMOTIVE
Sales	$38,630	$36,961
Costs and expenses
Cost of sales	34,715	36,655
Selling, administrative and other expenses	4,074	2,976
Total costs and expenses	38,789	39,631
Operating income/(loss)	(159)	(2,670)

Interest expense	580	346

Interest income and other non-operating income/(expense), net	329	214
Equity in net income/(loss) of affiliated companies	72	79
Income/(loss) before income taxes — Automotive	(338)	(2,723)

FINANCIAL SERVICES
Revenues	4,389	3,828
Costs and expenses
Interest expense	2,138	1,789
Depreciation	1,500	1,208
Operating and other expenses	398	410
Provision for credit and insurance losses	59	46
Total costs and expenses	4,095	3,453
Income/(loss) before income taxes — Financial Services	294	375

TOTAL COMPANY
Income/(loss) before income taxes	(44)	(2,348)
Provision for/(benefit from) income taxes	182	(982)
Income/(loss) before minority interests	(226)	(1,366)
Minority interests in net income/(loss) of subsidiaries	58	59
Income/(loss) from continuing operations	(284)	(1,425)
Income/(loss) from discontinued operations (Note 7)	2	2
Net income/(loss)	$(282)	$(1,423)

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 8)
Basic income/(loss)
Income/(loss) from continuing operations	$(0.15)	$(0.76)
Income/(loss) from discontinued operations	—	—
Net income/(loss)	$(0.15)	$(0.76)
Diluted income/(loss)
Income/(loss) from continuing operations	$(0.15)	$(0.76)
Income/(loss) from discontinued operations	—	—
Net income/(loss)	$(0.15)	$(0.76)

Cash dividends	$—	$0.10

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$26,867	$28,896
Marketable securities	22,485	21,472
Loaned securities	668	5,256
Finance receivables, net	106,048	106,863
Other receivables, net	10,727	7,682
Net investment in operating leases	30,404	29,834
Retained interest in sold receivables	936	990
Inventories (Note 2)	12,525	11,482
Equity in net assets of affiliated companies	2,817	2,787
Net property	37,638	38,238
Deferred income taxes	3,942	4,920
Goodwill and other net intangible assets (Note 3)	6,308	6,821
Assets of discontinued/held-for-sale operations (Note 7)	1,107	616
Other assets	9,738	12,697
Total assets	$272,210	$278,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables	$24,480	$23,427
Accrued liabilities and deferred revenue	79,618	82,394
Debt	167,179	172,049
Deferred income taxes	3,261	2,743
Liabilities of discontinued/held-for-sale operations (Note 7)	249	247
Total liabilities	274,787	280,860

Minority interests	1,133	1,159

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,840 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	4,596	4,562
Accumulated other comprehensive income/(loss)	(9,106)	(7,846)
Treasury stock	(175)	(183)
Retained earnings/(Accumulated deficit)	956	(17)
Total stockholders’ equity	(3,710)	(3,465)
Total liabilities and stockholders’ equity	$272,210	$278,554

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET
(in millions)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Automotive
Cash and cash equivalents	$15,692	$16,022
Marketable securities	16,807	11,310
Loaned securities	668	5,256
Total cash, marketable and loaned securities	33,167	32,588
Receivables, net	5,634	3,778
Inventories (Note 2)	12,525	11,482
Deferred income taxes	388	1,569
Other current assets	6,031	7,708
Current receivable from Financial Services	870	—
Total current assets	58,615	57,125
Equity in net assets of affiliated companies	2,086	2,029
Net property	37,379	37,969
Deferred income taxes	12,680	14,850
Goodwill and other net intangible assets (Note 3)	6,291	6,804
Assets of discontinued/held-for-sale operations (Note 7)	1,107	616
Other assets	2,362	3,241
Total Automotive assets	120,520	122,634
Financial Services
Cash and cash equivalents	11,175	12,874
Marketable securities	5,678	10,162
Finance receivables, net	111,141	110,767
Net investment in operating leases	27,176	26,606
Retained interest in sold receivables	936	990
Goodwill and other net intangible assets (Note 3)	17	17
Other assets	5,718	6,167
Receivable from Automotive	—	1,467
Total Financial Services assets	161,841	169,050
Intersector elimination	(870)	(1,467)
Total assets	$281,491	$290,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive
Trade payables	$18,932	$16,947
Other payables	3,957	4,893
Accrued liabilities and deferred revenue	27,587	28,877
Deferred income taxes	3,676	3,138
Debt payable within one year	1,536	1,499
Current payable to Financial Services	—	640
Total current liabilities	55,688	55,994
Long-term debt	28,370	28,514
Other liabilities	47,530	49,392
Deferred income taxes	1,054	441
Liabilities of discontinued/held-for-sale operations (Note 7)	249	247
Non-current payable to Financial Services	830	827
Total Automotive liabilities	133,721	135,415
Financial Services
Payables	1,591	1,587
Debt	137,273	142,036
Deferred income taxes	7,812	10,827
Other liabilities and deferred income	4,501	4,125
Payable to Automotive	40	—
Total Financial Services liabilities	151,217	158,575

Minority interests	1,133	1,159

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,840 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	4,596	4,562
Accumulated other comprehensive income/(loss)	(9,106)	(7,846)
Treasury stock	(175)	(183)
Retained earnings/(Accumulated deficit)	956	(17)
Total stockholders’ equity	(3,710)	(3,465)
Intersector elimination	(870)	(1,467)
Total liabilities and stockholders’ equity	$281,491	$290,217

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2007 and 2006
(in millions)

	First Quarter
	2007	2006
	(unaudited)

Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$979	$(17)

Cash flows from investing activities of continuing operations
Capital expenditures	(1,296)	(1,838)
Acquisitions of retail and other finance receivables and operating leases	(12,813)	(13,732)
Collections of retail and other finance receivables and operating leases	11,061	11,446
Purchases of securities	(2,229)	(6,735)
Sales and maturities of securities	6,768	4,501
Proceeds from sales of retail and other finance receivables and operating leases	697	2,540
Proceeds from sale of businesses	35	50
Cash paid for acquisitions	(2)	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	—	(4)
Other	257	(36)
Net cash (used in)/provided by investing activities	2,478	(3,808)

Cash flows from financing activities of continuing operations
Cash dividends	—	(186)
Sales of Common Stock	27	153
Purchases of Common Stock	(31)	(111)
Changes in short-term debt	259	1,015
Proceeds from issuance of other debt	4,270	10,007
Principal payments on other debt	(9,861)	(14,446)
Other	(51)	126
Net cash (used in)/provided by financing activities	(5,387)	(3,442)

Effect of exchange rate changes on cash	(91)	49

Net increase/(decrease) in cash and cash equivalents from continuing operations	(2,021)	(7,218)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	5	(13)
Cash flows from investing activities of discontinued operations	—	—
Cash flows from financing activities of discontinued operations	—	—

Net increase/(decrease) in cash and cash equivalents	$(2,016)	$(7,231)

Cash and cash equivalents at January 1	$28,896	$28,393
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	(2)	17
Net increase/(decrease) in cash and cash equivalents	(2,016)	(7,231)
Less: cash and cash equivalents of discontinued/held-for-sale operations at March 31	(11)	—
Cash and cash equivalents at March 31	$26,867	$21,179

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended March 31, 2007 and 2006
(in millions)

	First Quarter 2007		First Quarter 2006
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$1,466	$619	$(645)	$1,212

Cash flows from investing activities
Capital expenditures	(1,286)	(10)	(1,820)	(18)
Acquisitions of retail and other finance receivables and operating leases	—	(12,813)	—	(13,732)
Collections of retail and other finance receivables and operating leases	—	11,076	—	11,276
Net (increase)/decrease of wholesale receivables	—	(1,121)	—	(414)
Purchases of securities	(480)	(1,749)	(1,739)	(4,996)
Sales and maturities of securities	463	6,305	1,271	3,230
Proceeds from sales of retail and other finance receivables and operating leases	—	697	—	2,540
Proceeds from sale of businesses	35	—	50	—
Cash paid for acquisitions	(2)	—	—	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	—	—	(4)	—
Investing activity from Financial Services	—	—	196	—
Investing activity to Financial Services	(4)	—	(12)	—
Other	177	80	28	(64)
Net cash (used in)/provided by investing activities	(1,097)	2,465	(2,030)	(2,178)

Cash flows from financing activities
Cash dividends	—	—	(186)	—
Sales of Common Stock	27	—	153	—
Purchases of Common Stock	(31)	—	(111)	—
Changes in short-term debt	(118)	377	86	929
Proceeds from issuance of other debt	102	4,168	91	9,916
Principal payments on other debt	(150)	(9,711)	(271)	(14,175)
Financing activity from Automotive	—	4	—	12
Financing activity to Automotive	—	—	—	(196)
Other	(17)	(34)	131	(5)
Net cash (used in)/provided by financing activities	(187)	(5,196)	(107)	(3,519)

Effect of exchange rate changes on cash	15	(106)	(23)	72
Net change in intersector receivables/payables and other liabilities	(519)	519	(470)	470
Net increase/(decrease) in cash and cash equivalents from continuing operations	(322)	(1,699)	(3,275)	(3,943)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	5	—	(13)	—
Cash flows from investing activities of discontinued operations	—	—	—	—
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$(317)	$(1,699)	$(3,288)	$(3,943)

Cash and cash equivalents at January 1	$16,022	$12,874	$13,375	$15,018
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	(2)	—	17	—
Net increase/(decrease) in cash and cash equivalents	(317)	(1,699)	(3,288)	(3,943)
Less: cash and cash equivalents of discontinued/held-for-sale operations at March 31	(11)	—	—	—
Cash and cash equivalents at March 31	$15,692	$11,175	$10,104	$11,075

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1.	FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") for interim financial information, and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, these unaudited financial statements reflect those adjustments necessary for a fair statement of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries and consolidated variable interest entities ("VIEs") of which we are the primary beneficiary for the periods and at the dates presented. Results for interim periods should not be considered indicative of results for a full year. Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 Form 10-K Report"). For purposes of this report, "Ford," the "Company," "we," "our," "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.

NOTE 2.	INVENTORIES

Inventories are summarized as follows (in millions):

	March 31, 2007	December 31, 2006
Raw materials, work-in-process and supplies	$4,554	$4,559
Finished products	9,013	7,938
Total inventories under first-in, first-out method ("FIFO")	13,567	12,497
Less: last-in, first-out method ("LIFO") adjustment	(1,042)	(1,015)
Total inventories	$12,525	$11,482

During 2006, inventory quantities were reduced, resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2006 purchases, the effect of which decreased Automotive cost of sales by about $4 million.

NOTE 3.	GOODWILL AND OTHER INTANGIBLES

Our policy is to perform annual testing of goodwill and certain other intangible assets during the fourth quarter to determine whether any impairment has occurred. Testing is conducted at the reporting unit level.

Changes in the carrying amount of goodwill are as follows (in millions):

	Goodwill, December 31, 2006	Goodwill Acquired	Exchange Translation/Other	Goodwill, March 31, 2007
Automotive Sector
Ford North America	$95	$—	$(4)	$91
Ford Europe	35	—	—	35
Premier Automotive Group ("PAG")	5,580	—	(496)	5,084
Total Automotive Sector	5,710	—	(500)	5,210
Financial Services Sector
Ford Credit	17	—	—	17
Total Financial Services Sector	17	—	—	17
Total	$5,727	$—	$(500)	$5,227

Aston Martin Lagonda Group Limited ("Aston Martin") was owned primarily through our wholly-owned subsidiary, Jaguar Cars Limited, and has been a component of our PAG reporting unit. Its operations were integrated with our other PAG reporting entities, sharing, among other things, certain facilities and tooling, intellectual property, in-bound logistics, information technology services, and parts supply.

During the first quarter of 2007, Aston Martin was classified as held-for-sale. Accordingly, we commissioned a third-party valuation to determine an appropriate allocation of goodwill for Aston Martin based on its fair value relative to the overall fair value of PAG. The third-party valuation used discounted cash flow and market methods of determining fair value, which resulted in $434 million of goodwill being allocated to Aston Martin. We deemed the third-party valuations

Item 1. Financial Statements (Continued)

NOTE 3.	GOODWILL AND OTHER INTANGIBLES (Continued)

to be appropriate, and we classified the goodwill allocated to Aston Martin within Assets of discontinued/held-for-sale operations as of March 31, 2007. The goodwill remaining in our PAG reporting unit was tested at March 31, 2007, and no goodwill impairment was necessary.

During the first quarter of 2007, our wholly-owned North American subsidiary, Automobile Protection Corporation ("APCO"), was classified as a discontinued operation. APCO was not an integrated component of our Ford North America reporting unit. Accordingly, the full amount of APCO's goodwill, $112 million, was classified within Assets of discontinued/held-for-sale operations at both March 31, 2007 and December 31, 2006.

In addition to the goodwill presented in the above table, included within Automotive equity in net assets of affiliated companies was goodwill of $246 million at March 31, 2007.

The components of identifiable intangible assets are as follows (in millions):

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets
Automotive Sector
Tradename	$490	$—	$490	$491	$—	$491
Distribution networks	367	(99)	268	372	(98)	274
Manufacturing and production incentive rights	246	(4)	242	246	—	246
Other	238	(157)	81	240	(157)	83
Total Automotive Sector	1,341	(260)	1,081	1,349	(255)	1,094
Total Financial Services Sector	4	(4)	—	4	(4)	—
Total	$1,345	$(264)	$1,081	$1,353	$(259)	$1,094

Our identifiable intangible assets are comprised of a non-amortizable tradename, distribution networks with a useful life of 40 years, manufacturing and production incentive rights related to an acquisition with a useful life of 4 years, and other intangibles with various amortization periods (primarily patents, customer contracts, technology, and land rights).

Pre-tax amortization expense related to these intangible assets was as follows (in millions):

	First Quarter
	2007	2006
Pre-tax amortization expense	$22	$6

Intangible asset amortization is forecasted to range from $80 million to $90 million per year for the next four years and $20 million to $30 million thereafter, excluding the impact of foreign currency translation.

NOTE 4.	VARIABLE INTEREST ENTITIES

We consolidate VIEs of which we are the primary beneficiary. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets. Reflected in our March 31, 2007 and December 31, 2006 balance sheets are consolidated VIE assets of $5.7 billion and $5.6 billion, respectively, for the Automotive sector and $68.8 billion and $69.5 billion, respectively, for the Financial Services sector. Included in Automotive consolidated VIE assets are $565 million and $488 million of cash and cash equivalents at March 31, 2007 and December 31, 2006, respectively. For the Financial Services sector, consolidated VIE assets included $4.4 billion and $3.7 billion in cash and cash equivalents and $64.4 billion and $65.8 billion of receivables and beneficial interests in net investment in operating leases at March 31, 2007 and December 31, 2006, respectively.

We have several investments in other entities determined to be VIEs of which we are not the primary beneficiary. The risks and rewards associated with our interests in these entities are based primarily on ownership percentages. Our maximum exposure was $322 million and $294 million for the Automotive sector and $188 million and $182 million for the Financial Services sector at March 31, 2007 and December 31, 2006, respectively. Any potential losses associated with these VIEs, should they occur, is limited to the value of our invested capital or equity rights and, where applicable, receivables due from the VIEs.

Item 1. Financial Statements (Continued)

NOTE 4.	VARIABLE INTEREST ENTITIES (Continued)

Ford Motor Credit Company LLC ("Ford Credit") uses special purpose entities ("SPEs") that are considered VIEs for most of our on-balance sheet securitizations.* Ford Credit also sells finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by us. The outstanding balance of finance receivables that have been sold by Ford Credit to the SPEs of the sponsored banks was approximately $5.2 billion at both March 31, 2007 and December 31, 2006.

NOTE 5.	EMPLOYEE SEPARATION ACTIONS

Automotive Sector

General

In 2006, we announced a major business improvement plan for our North American Automotive operations, which we refer to as the Way Forward plan. As part of this plan, we began implementing a number of different employment separation actions during 2006, our accounting for which is dependent on the design of the individual benefit action.

Jobs Bank Benefits Reserve

We expense Jobs Bank Benefits (see Note 17 of the Notes to the Financial Statements in our 2006 Form 10-K Report) expected to be provided to our hourly employees in accordance with our International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") and National Automobile, Aerospace, Transportation and General Workers Union of Canada ("CAW") collective bargaining agreements at facilities that will be idled when it becomes probable that the employees will be permanently idled. The following table summarizes the activity in the Jobs Bank Benefits reserve:

	Reserve (in millions)		Number of employees
	First Quarter 2007	Full-year 2006	First Quarter 2007	Full-year 2006
Beginning balance	$1,036	$—	10,728	—
Additions to Jobs Bank/transfers from voluntary separation program (i.e., rescissions)	84	2,583	810	25,849
Voluntary separations and relocations	(149)	(1,445)	(2,555)	(15,121)
Benefit payments and other adjustments	(85)	(102)	—	—
Ending balance	$886	$1,036	8,983	10,728

Separation Actions

The cost of both hourly and salaried voluntary employee separation actions are recorded at the time of the employee's acceptance, unless the acceptance needs explicit approval by the Company. Conditional voluntary separations are accrued when all of the conditions are satisfied. Involuntary separation programs are accrued for when management has approved the program and the affected employees are identified.

UAW Voluntary Separations. During 2006, we offered voluntary separation packages to our entire UAW hourly workforce. The following table summarizes the activity in this separation reserve:

	Reserve (in millions)		Number of employees
	First Quarter 2007	Full-year 2006	First Quarter 2007	Full-year 2006
Beginning balance	$2,435	$—	26,351	—
Voluntary acceptances, including transfers from Jobs Bank	—	3,240	—	36,623
Payments/terminations	(1,094)	(788)	(13,208)	(10,084)
Rescissions	(174)	(17)	(1,809)	(188)
Ending balance	$1,167	$2,435	11,334	26,351

Other Employee Separation Actions. Most salaried reductions within the United States were completed by the end of the first quarter of 2007, and were achieved through early retirements, voluntary separations, and involuntary separations where necessary. These actions resulted in a pre-tax charge of $153 million and $3 million in the first quarter of 2007 and 2006, respectively, in Automotive cost of sales and Selling, administrative and other expenses.
_______
*
Effective May 1, 2007, Ford Motor Credit Company converted its form of organization from a Delaware corporation to a Delaware limited liability company ("LLC") and changed its name to "Ford Motor Credit Company LLC."

Item 1. Financial Statements (Continued)

NOTE 5.	EMPLOYEE SEPARATION ACTIONS (Continued)

The following table shows the pre-tax charges of other hourly and salaried employee separation actions for the first quarter of 2007 and 2006 (in millions):

	First Quarter
	2007	2006
Ford Canada	$168	$14
Ford Europe	6	28
PAG	7	2
Ford Asia Pacific and Africa	2	—

The above charges exclude costs for pension and other postretirement employee benefits ("OPEB"). For further information, see Note 10 for employee separation costs related to pension, postretirement health care and life insurance benefits. For further discussion of the Way Forward plan, see Note 17 of the Notes to the Financial Statements in our 2006 Form 10-K Report.

Financial Services Sector

Employee Separation Actions

In the first quarter of 2007, we recognized pre-tax charges of $43 million in Selling, administrative and other expenses for employee separation actions announced in 2006 in the United States and in the first quarter of 2007 in Canada associated with Ford Credit's North American business transformation initiative (i.e., the consolidation of its North American branches into its seven existing business centers). These charges excluded costs for pension and OPEB. For further information, see Note 10 for employee separation costs related to pension, postretirement health care and life insurance benefits.

NOTE 6.	INCOME TAXES

Generally for interim tax reporting, one overall estimated annual effective tax rate is computed for tax jurisdictions not subject to valuation allowance and applied to the year-to-date ordinary income (or loss). However, we manage our operations by multi-jurisdictional business units and thus are unable to reasonably compute one overall effective tax rate. Accordingly, the worldwide tax provision is calculated under Financial Accounting Standards Board ("FASB") Interpretation No. 18, Accounting for Income Taxes in Interim Periods, which provides that tax (or benefit) in each foreign jurisdiction, not subject to valuation allowance, be separately computed as ordinary income (or loss) occurs within the jurisdiction.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods, and thus requires increased disclosures.

We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recorded an increase of $1.3 billion to Retained earnings. The favorable impact to Retained earnings is primarily the result of recognizing a receivable of approximately $1.5 billion associated with refund claims and related interest for prior years that meet the "more-likely-than-not" recognition threshold of FIN 48. These prior year refund claims and related interest were not recognized as of December 31, 2006 because they were considered gain contingencies under Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies and could not be recognized until the contingency lapsed. The amount of gross unrecognized tax benefits at January 1, 2007 is $1.7 billion, of which $471 million would affect our effective tax rate, if recognized.

Item 1. Financial Statements (Continued)

NOTE 6.	INCOME TAXES (Continued)

Examinations by tax authorities have been completed through 1998 in the United Kingdom, 1999 in Germany, and 2000 in Canada, Sweden, and the United States.

Effective with the adoption of FIN 48, we have elected to recognize accrued interest related to unrecognized tax benefits and tax-related penalties in the Provision for/(benefit from) income taxes on our consolidated statement of income. As of January 1, 2007, we had recorded a liability of about $221 million for the payment of interest.

We anticipate settlement of tax matters related to the acquisition of Land Rover with the U.K. tax authorities within the next twelve months. The final resolution remains uncertain, but could have an unfavorable impact to the financial statements of up to $200 million as a result of an increase to the valuation allowance related to incremental deferred tax assets at the acquisition date.

NOTE 7.	DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, AND OTHER DISPOSITIONS

Discontinued Operations. On April 2, 2007, we completed the sale of APCO, our wholly-owned subsidiary, to a global private equity fund. This transaction is the result of the ongoing strategic review of our operations. As a result of the transaction, we expect to realize a pre-tax gain of about $50 million in the second quarter of 2007.

The assets and liabilities of APCO classified as a discontinued operation are summarized as follows (in millions):

	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$5	$—
Receivables	14	20
Net property	8	8
Goodwill	112	112
Other assets	11	16
Total assets of the discontinued operations	$150	$156

Liabilities
Payables	$2	$16
Other liabilities	21	22
Total liabilities of the discontinued operations	$23	$38

The results of this discontinued operation are as follows (in millions):

	First Quarter
	2007	2006
Sales and revenues	$14	$12

Operating income/(loss) from discontinued operations	$3	$3
Gain/(loss) on discontinued operations	—	—
(Provision for)/benefit from income taxes	(1)	(1)
Income/(loss) from discontinued operations	$2	$2

Held-for-Sale Operations. On March 31, 2007, Automotive Components Holdings, LLC ("ACH") completed a sale agreement with Cooper-Standard Automotive Inc. for its El Jarudo Plant (which produces fuel rails, fuel charging assemblies, and spring lock connectors); as a result of the sale, we recognized a de minimis pre-tax loss in the first quarter of 2007.

In March 2007, management committed to sell Aston Martin, a wholly-owned subsidiary, in order to restructure our core Automotive operations and build liquidity. On March 12, 2007, we announced that we had entered into a definitive agreement with an investor group pursuant to which we have agreed to sell Aston Martin and other specific assets. Under the terms of the transaction, which is expected to close during the second quarter of 2007, we will receive a combination of cash and preferred stock in the new entity. Accordingly, we have reported Aston Martin as held-for-sale and have ceased depreciating its long-lived assets.

Item 1. Financial Statements (Continued)

NOTE 7.	DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, AND OTHER DISPOSITIONS (Continued)

The assets and liabilities of Aston Martin classified as a held-for-sale operation are summarized as follows (in millions):

	March 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$6	$(2)
Receivables	102	80
Inventories	110	93
Net property	261	251
Goodwill and other net intangible assets*	437	4
Other assets	41	22
Total assets of the held-for-sale operations	$957	$448

Liabilities
Payables	$107	$106
Other liabilities	119	102
Total liabilities of the held-for-sale operations	$226	$208
__________
* For further discussion of goodwill allocated to Aston Martin, see Note 3.

Other Dispositions. In support of the acceleration of our Way Forward plan announced on September 15, 2006, ACH entered into non-binding agreements for the sale of five of its businesses. The following table lists the businesses with their corresponding products and the quarter in which the agreement was entered into:

Fourth Quarter 2006
Sheldon Road plant	Produces heating, ventilating and cooling assemblies; heat exchangers; and manual control panel components
Milan plant	Produces fuel tanks and bumper fascias

First Quarter 2007
Monroe plant	Produces catalytic converters, driveshafts, and springs (driveshaft business only included in agreement - not the plant itself)

April 2007
Nashvillle, Tulsa, and VidrioCar (Mexico) plants	Produces automotive and architectural glass products
Converca I (Mexico) plant	Produces transmission parts

The sale of the U.S. businesses is conditional on a successful negotiation of labor terms with the UAW. Therefore, the sale of these facilities has not yet reached the level of probability required to be classified on our balance sheet as held-for-sale.

Item 1. Financial Statements (Continued)

NOTE 8.	AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

The calculation of diluted income per share of Common and Class B Stock takes into account the effect of common stock equivalents, such as stock options and convertible securities, considered to be potentially dilutive. Basic and diluted income/(loss) per share were calculated using the following (in millions):

	First Quarter
	2007	2006
Basic and Diluted Income/(Loss)
Basic income/(loss) from continuing operations	$(284)	$(1,425)
Effect of dilutive senior convertible notes (a)	—	—
Effect of dilutive convertible preferred securities (b)	—	—
Diluted income/(loss) from continuing operations	$(284)	$(1,425)

Basic and Diluted Shares
Average shares outstanding	1,894	1,865
Restricted and uncommitted-ESOP shares	(2)	(2)
Basic shares	1,892	1,863
Net dilutive options and restricted and uncommitted-ESOP shares (c)	—	—
Dilutive senior convertible notes (a)	—	—
Dilutive convertible preferred securities (b)	—	—
Diluted shares	1,892	1,863
__________
Not included in calculation of diluted earnings per share due to their antidilutive effect:
(a)	538 million shares and the related income effect for senior convertible notes.
(b)	282 million shares and the related income effect for convertible preferred securities.
(c)	9 million and 8 million contingently-issuable shares for first quarter 2007 and 2006, respectively.

Item 1. Financial Statements (Continued)

NOTE 9.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

Our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices and interest rates. We enter into various derivatives, including interest rate, foreign currency and commodity forwards, options and swaps to manage the financial and operational exposure arising from these risks. We have elected to apply hedge accounting to certain of these derivative financial instruments. Refer to Note 22 of the Notes to the Financial Statements in our 2006 Form 10-K Report for a more detailed description of our derivative financial instruments and hedge accounting designations.

Income Statement Effect of Derivative Instruments

The following table summarizes the estimated pre-tax gains/(losses) for each type of hedge designation for the Automotive and Financial Services sectors (in millions):

	First Quarter
	2007	2006	Income Statement Classification
Automotive Sector
Cash flow hedges:
Ineffectiveness and impact of discontinued hedges	$10	$1	Automotive cost of sales
Net investment hedges:
Ineffectiveness	(1)	15	Automotive cost of sales
Derivatives not designated as hedging instruments:
Commodities	32	180	Automotive cost of sales
Foreign currency forward contracts (a)	8	—	Automotive cost of sales
Other	(54)	1	Automotive cost of sales/ Automotive interest income and other non-operating income/(expense), net

Financial Services Sector
Fair value hedges:
Ineffectiveness	$—	$8	Financial Services revenues
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	—	8	Interest expense
Foreign exchange revaluation adjustments excluded from the assessment of hedge effectiveness (a) (b)	—	24	Financial Services revenues
Derivatives not designated as hedging instruments:
Interest rate swaps	30	(258)	Financial Services revenues
Foreign currency swaps and forward contracts (a)	(7)	74	Financial Services revenues
Other	—	—	Financial Services revenues
__________
(a)
These gains/(losses) were related to foreign currency derivatives and were substantially offset by net revaluation impacts on foreign denominated debt, which were recorded to the same income statement line item as the hedge gains/(losses).

(b)	Amount represents the portion of the derivative's fair value attributable to the change in foreign currency exchange rates.

Item 1. Financial Statements (Continued)

NOTE 9.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES (Continued)

Balance Sheet Effect of Derivative Instruments

The fair value of derivatives reflects the price that a third party would be willing to pay or receive in arm's length transactions and includes mark-to-market adjustments to reflect the effects of changes in the related index. The following table summarizes the estimated fair value of our derivative financial instruments (in millions):

	March 31, 2007		December 31, 2006
	Fair Value Assets	Fair Value Liabilities	Fair Value Assets	Fair Value Liabilities
Automotive Sector
Cash flow hedges	$1,184	$588	$1,736	$860
Net investment hedges	—	—	6	—
Derivatives not designated as hedging instruments	981	197	977	256
Total derivative financial instruments	$2,165	$785	$2,719	$1,116
Financial Services Sector
Fair value hedges	$—	$—	$111	$1
Derivatives not designated as hedging instruments	2,368	829	2,334	891
Impact of netting agreements	(547)	(547)	(641)	(641)
Total derivative financial instruments	$1,821	$282	$1,804	$251

NOTE 10.	RETIREMENT BENEFITS

Pension, postretirement health care and life insurance benefit expense is summarized as follows (in millions):

	First Quarter
	Pension Benefits				Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance
	2007	2006	2007	2006	2007	2006
Service cost	$121	$178	$160	$171	$94	$179
Interest cost	647	594	395	337	446	547
Expected return on assets	(870)	(835)	(463)	(399)	(67)	(129)
Amortization of:
Prior service costs/(credits)	68	118	26	30	(268)	(160)
(Gains)/losses and other	13	24	111	131	190	229
Separation programs	832	15	77	16	22	—
(Gain)/loss from curtailment	176	414	(14)	—	(960)	—
Costs allocated to Visteon	—	—	—	—	1	1
Net expense/(income)	$987	$508	$292	$286	$(542)	$667

In the first quarter of 2007, we recorded a $176 million curtailment loss for the U.S. salaried pension plan (a $189 million loss for the Automotive sector offset by a $13 million gain for the Financial Services sector), a $14 million curtailment adjustment for the Canadian hourly pension plan, and a $960 million curtailment gain for the U.S. hourly retiree health care plan. These amounts are associated with employee separations related to the Way Forward plan, and are recorded in Automotive cost of sales and Selling, administrative and other expenses.

The weighted average discount rate assumption used at March 31, 2007 to determine the U.S. pension obligation was 5.86%. The weighted average discount rate assumption used at March 31, 2007 to determine the U.S. OPEB obligation was 5.98%. The weighted average initial health care cost trend rate was 6% for the 2007 calendar year.

Plan Contributions and Drawdowns

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements. From time to time, we make contributions beyond those legally required.

Pension. In the first quarter of 2007, we contributed about $1 billion to our worldwide pension plans, including benefit payments paid directly by the Company for unfunded plans. We expect to contribute from Automotive cash and cash equivalents an additional $1.2 billion in 2007, for a total of $2.2 billion this year. Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2007.

Health Care and Life Insurance. During 2007, we expect to withdraw $900 million from our Voluntary Employee Beneficiary Association trust ("VEBA") as reimbursement for U.S. hourly retiree benefit payments.

Item 1. Financial Statements (Continued)

NOTE 11.	SEGMENT INFORMATION

(In millions)
	Automotive Sector
	Ford North America	Ford South America	Total Americas	Ford Europe	PAG	Total Ford Europe & PAG	Ford Asia Pacific & Africa/Mazda	Other	Total
FIRST QUARTER 2007
Sales/Revenues
External customer	$18,223	$1,283	$19,506	$8,632	$8,387	$17,019	$2,105	$—	$38,630
Intersegment	252	—	252	187	63	250	—	—	502
Income
Income/(loss) before income taxes	(703)	113	(590)	208	391	599	(6)	(341)	(338)
Total assets at March 31									120,520

FIRST QUARTER 2006
Sales/Revenues
External customer	$19,757	$1,162	$20,919	$6,774	$7,125	$13,899	$2,143	$—	$36,961
Intersegment	252	—	252	290	68	358	60	—	670
Income
Income/(loss) before income taxes	(2,961)	148	(2,813)	56	149	205	47	(162)	(2,723)
Total assets at March 31									116,553

	Financial Services Sector (a)				Total Company

	Ford Credit	Other	Elims	Total	Elims (b)	Total
FIRST QUARTER 2007
Sales/Revenues
External customer	$4,319	$70	$—	$4,389	$—	$43,019
Intersegment	218	6	(2)	222	(724)	—
Income
Income/(loss) before income taxes	294	—	—	294	—	(44)
Total assets at March 31	161,644	10,719	(10,522)	161,841	(870)	281,491

FIRST QUARTER 2006
Sales/Revenues
External customer	$3,765	$63	$—	$3,828	$—	$40,789
Intersegment	157	8	(2)	163	(833)	—
Income
Income/(loss) before income taxes	382	(7)	—	375	—	(2,348)
Total assets at March 31	159,226	10,486	(10,693)	159,019	(324)	275,248
__________
(a)	Financial Services sector’s interest income is recorded as Financial Services revenues.
(b)	Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 12.	GUARANTEES

At March 31, 2007, the following guarantees were issued and outstanding:

Guarantees related to affiliates and third parties. We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties to support business and economic growth. Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation. A payment by us would be triggered by failure of the guaranteed party to fulfill its obligation covered by the guarantee. In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee. However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances. The maximum potential payments under these guarantees total $92.6 million.

On December 15, 2006 we entered into an agreement (the "Credit Agreement") which provides for a seven-year $7 billion term-loan facility and a five-year revolving credit facility of $11.5 billion. We and certain of our domestic subsidiaries that constitute a substantial portion of our domestic Automotive assets (excluding cash) are guarantors under the Credit Agreement, and future material domestic subsidiaries will become guarantors when formed or acquired. For further discussion of this Credit Agreement, see Note 15 of the Notes to the Financial Statements in our 2006 Form 10-K Report.

On December 21, 2005, we completed the sale of The Hertz Corporation ("Hertz"). As part of this transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction. As of March 31, 2007, the carrying value of our deferred gain related to the letters of credit was $21 million, which represents the estimated fair value of our guarantee. For further discussion of these letters of credit, see Note 27 of the Notes to the Financial Statements in our 2006 Form 10-K Report.

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

We also have guarantees outstanding associated with a subsidiary trust, Ford Motor Company Capital Trust II ("Trust II"). For further discussion of Trust II, see Notes 15 and 20 of the Notes to the Financial Statements in our 2006 Form 10-K Report.

No losses have been recorded for these guarantees.

Indemnifications. We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts to which we are a party, and have accrued for expected losses that are probable and for which a loss can be estimated. During the first quarter of 2007, there were no significant changes to our indemnifications.

Product Performance

Warranty. Estimated warranty costs and additional service actions are accrued for at the time the vehicle is sold by us. Included in the warranty cost accruals are costs for basic warranty coverages on vehicles sold. Additional service actions, such as product recalls and other customer service actions, are not included in the warranty reconciliation below, but are also accrued for at the time of sale. Estimates for warranty costs are made based primarily on historical warranty claim experience. The following is a tabular reconciliation of the product warranty accruals (in millions):

	First Quarter
	2007	2006
Beginning balance	$6,032	$6,243
Payments made during the period	(1,002)	(1,001)
Changes in accrual related to warranties issued during the period	885	907
Changes in accrual related to pre-existing warranties	(77)	84
Foreign currency translation and other	23	22
Ending balance	$5,861	$6,255

Extended Service Plans. Fees or premiums for the issuance of extended service plans are recognized in income over the contract period in proportion to the costs expected to be incurred in performing services under the contract.

Item 1. Financial Statements (Continued)

NOTE 13.	COMPREHENSIVE INCOME/(LOSS)

Total comprehensive income/(loss) is summarized as follows (in millions):

	First Quarter
	2007	2006
Net income/(loss)	$(282)	$(1,423)
Other comprehensive income/(loss)
Foreign currency translation	28	178
Employee benefit related	(922)	(34)
Gain/(loss) on derivative instruments	(329)	254
Net holding gain/(loss)	(37)	(12)
Total other comprehensive income/(loss)	(1,260)	386
Total comprehensive income/(loss)	$(1,542)	$(1,037)

NOTE 14.	SUBSEQUENT EVENTS

During the second quarter of 2007, we identified our Cleveland Casting Plant as one of the facilities to be idled as part of our Way Forward plan. We plan to idle this facility in 2009. In addition, we decided to cease production at Cleveland Engine Plant #1, beginning in May 2007, for approximately 12 months. About 1,800 employees will be affected by these actions. We estimate the additional Jobs Bank Benefits and personnel-reduction program costs related to these actions to be about $180 million.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of March 31, 2007, and the related consolidated statements of income for each of the three-month periods ended March 31, 2007 and 2006 and the condensed consolidated statement of cash flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

The accompanying sector balance sheets and the related sector statements of income and of cash flows are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the review procedures applied in the review of the basic financial statements.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 of the Notes to the Financial Statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109."

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of cash flows and of stockholders’ equity for the year then ended (not presented herein), and in our report dated February 27, 2007, we expressed an unqualified opinion (with explanatory paragraphs relating to changes in its method of accounting for conditional asset retirement obligations in 2005 and its method of accounting for defined benefit pension and other postretirement plans, the timing of its annual goodwill and other intangible assets impairment testing, and its amortization method for special tools in 2006) on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
May 9, 2007

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

FIRST QUARTER RESULTS OF OPERATIONS

Our worldwide net loss was $282 million or $0.15 per share of Common and Class B Stock in the first quarter of 2007, improved from a loss of $1.4 billion or $0.76 per share in the first quarter of 2006.

Results by business sector for the first quarter of 2007 and 2006 are shown below (in millions):

	First Quarter
	2007	2006	2007 Over/ (Under) 2006
Income/(loss) before income taxes
Automotive Sector	$(338)	$(2,723)	$2,385
Financial Services Sector	294	375	(81)
Total Company	(44)	(2,348)	2,304
Provision for/(benefit from) income taxes	182	(982)	1,164
Minority interests in net income/(loss) of subsidiaries *	58	59	(1)
Income/(loss) from continuing operations	(284)	(1,425)	1,141
Income/(loss) from discontinued operations	2	2	—
Net income/(loss)	$(282)	$(1,423)	$1,141
__________
*
Primarily related to Ford Europe's consolidated 41%-owned affiliate, Ford Otosan. The pre-tax results for Ford Otosan were $97 million and $108 million in the first quarter of 2007 and 2006, respectively.

Included in Income/(loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”). The following table details the first quarter 2007 and 2006 special items by segment or business unit (in millions):

	First Quarter
	2007	2006
Ford North America
Retiree health care curtailment gain	$960	$—
Jobs Bank Benefits and personnel-reduction programs	(874)	(1,824)
Pension curtailment charges	(175)	(414)
U.S. plant idlings (primarily fixed-asset write-offs)	—	(281)
Total Ford North America	(89)	(2,519)
Ford South America
Legal settlement relating to social welfare tax liability	—	11
Ford Europe
Personnel-reduction programs	(11)	(9)
PAG
Personnel-reduction programs/Other	(11)	(3)
Ford Asia Pacific and Africa
Personnel-reduction programs	(2)	—
Total Automotive Sector	$(113)	$(2,520)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The discussion below of Automotive and Financial Services sector results of operations is on a pre-tax basis.

AUTOMOTIVE SECTOR

Details by Automotive segment or business unit of Income/(loss) before income taxes for the first quarter of 2007 and 2006 are shown below (in millions):

	First Quarter
	2007	2006	2007 Over/ (Under) 2006
Americas
Ford North America	$(703)	$(2,961)	$2,258
Ford South America	113	148	(35)
Total Americas	(590)	(2,813)	2,223

Ford Europe and PAG
Ford Europe	208	56	152
PAG	391	149	242
Total Ford Europe and PAG	599	205	394

Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa	(28)	2	(30)
Mazda and Associated Operations	22	45	(23)
Total Ford Asia Pacific and Africa/Mazda	(6)	47	(53)

Other Automotive	(341)	(162)	(179)
Total	$(338)	$(2,723)	$2,385

Details by Automotive segment or business unit of sales and wholesale unit volumes for the first quarter of 2007 and 2006 are shown below:

	First Quarter
	Sales (in billions)				Wholesales (a) (in thousands)
	2007	2006	2007 Over/(Under) 2006		2007	2006	2007 Over/(Under) 2006
Americas
Ford North America	$18.2	$19.8	$(1.6)	(8)%	723	867	(144)	(17)%
Ford South America	1.3	1.2	0.1	10	84	85	(1)	(1)
Total Americas	19.5	21.0	(1.5)	(7)	807	952	(145)	(15)

Ford Europe and PAG
Ford Europe	8.6	6.8	1.8	27	500	460	40	9
PAG	8.4	7.1	1.3	18	196	184	12	7
Total Ford Europe and PAG	17.0	13.9	3.1	22	696	644	52	8

Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa (b)	1.8	1.7	0.1	2	126	135	(9)	(7)
Mazda and Associated Operations (c)	0.3	0.4	(0.1)	(19)	21	25	(4)	(16)
Total Ford Asia Pacific and Africa/Mazda	2.1	2.1	0.0	(2)	147	160	(13)	(8)
Total	$38.6	$37.0	$1.6	5%	1,650	1,756	(106)	(6)%
__________

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

(b)
Included in wholesale unit volumes of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 38,000 and 35,000 units in 2007 and 2006, respectively. "Sales" above does not include revenue from these units.

(c)	Reflects sales of Mazda6 by our consolidated subsidiary, AutoAlliance International, Inc. ("AAI").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the first quarter of 2007 and 2006, along with the level of dealer stocks as of March 31, 2007 and 2006, are shown below:

	Market Share				Dealer-Owned Stocks (a) (in thousands)
Market	2007	2006	2007 Over/(Under) 2006		2007	2006	2007 Over/(Under) 2006

U.S. (b)	15.1%	17.2%	(2.1)	pts	568	782	(214)
South America (b) (c)	11.3	12.0	(0.7)		28	32	(4)
Europe (b) (d)	9.1	8.8	0.3		340	333	7
PAG -- U.S./Europe (d)	1.0/ 2.4	1.1/ 2.3	(0.1)/ 0.1		39/ 68	41/ 66	(2)/2
Asia Pacific and Africa (b) (e) (f)	2.1	2.3	(0.2)		50	51	(1)
_________

(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily U.S.), Lincoln and Mercury brands.
(c)	South America 2007 market share is based on estimated vehicle retail sales for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	Europe 2007 market share is based, in part, on estimated vehicle registrations for our 19 major European markets (described in "Item 1. Business" of our 2006 Form 10-K Report).
(e)
Asia Pacific and Africa 2007 market share is based on estimated vehicle retail sales for our 12 major markets (Australia, China, Japan, India, Indonesia, Malaysia, New Zealand, Philippines, South Africa, Taiwan, Thailand and Vietnam).

(f)	Dealer-owned stocks for Asia Pacific and Africa include primarily Ford-brand vehicles as well as a small number of units distributed for other manufacturers.

Overall Automotive Sector

The improvement in earnings reflected a retiree health care curtailment gain related to our Ford North America hourly separation programs ($960 million), the effect of lower charges for Jobs Bank Benefits and personnel-reduction programs ($950 million), and favorable cost changes ($467 million). The increase in revenues primarily reflected favorable product mix and changes in currency exchange rates, offset partially by lower wholesale unit volumes.

The table below details our first quarter 2007 cost changes at constant volume, mix and exchange, excluding special items and discontinued operations (in billions):

Explanation of Cost Changes		2007 Better/(Worse) Than 2006
Warranty-related	Primarily reflects improvements in North America (mainly reserve adjustments due to favorable trends in field service actions and basic warranty coverages), and the non-recurrence of unfavorable reserve increases.	$0.5
Pension and OPEB	Primarily the favorable impact associated with our retiree health care cost sharing agreement with the UAW and ongoing improvements related to curtailments.	0.4
Spending-related	Primarily lower depreciation expense due to impairment charges in the third quarter of 2006 for our long-lived assets.	0.2
Manufacturing and engineering	Primarily hourly and salaried personnel reductions and ongoing efficiencies in our plants.	0.1
Overhead	Primarily lower selling and administrative costs, offset by the non-recurrence of a one-time reserve adjustment in 2006 related to personnel costs in our operations outside of North America.	—
Advertising & sales promotions	Primarily increased advertising costs.	(0.1)
Net product costs	Primarily reflects higher costs related to regulatory requirements (e.g., diesel engine emissions) and higher commodity costs.	(0.6)
	Total	$0.5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Americas

Ford North America Segment. The improvement in earnings primarily reflected a retiree health care curtailment gain related to hourly separation programs, lower charges for Jobs Bank Benefits and personnel-reduction programs, favorable cost changes, the non-recurrence of costs related to U.S. plant idlings (primarily fixed-asset write-offs), and lower pension curtailment charges, offset partially by unfavorable volume and mix. The favorable cost changes primarily reflected reductions in warranty-related, pension and OPEB, and manufacturing and engineering costs, offset partially by higher net product costs.

Ford South America Segment. The decrease in earnings primarily reflected unfavorable currency exchange (more than explained by the non-recurrence of hedging gains) and the non-recurrence of a gain associated with a legal settlement relating to social welfare tax liability.

Ford Europe and PAG

Ford Europe Segment. The increase in earnings was more than explained by favorable volume and mix, offset partially by unfavorable net pricing.

PAG Segment. The increase in earnings primarily reflected favorable volume and mix, net pricing, and cost changes, offset partially by unfavorable changes in currency exchange rates. The favorable cost changes primarily reflected lower warranty-related costs.

Ford Asia Pacific and Africa/Mazda

Ford Asia Pacific and Africa/Mazda Segment. The decline in results for Ford Asia Pacific and Africa primarily reflected unfavorable changes in currency exchange rates, and unfavorable volume and mix, offset partially by favorable cost changes. The favorable cost changes primarily reflected lower manufacturing and engineering and net product costs.

The decrease in earnings for Mazda and Associated Operations primarily reflected the non-recurrence of gains on our investment in Mazda convertible bonds. By March 31, 2006, we had converted to equity all of our Mazda convertible bonds, and therefore since then have not had income effects from the mark-to-market adjustments for these bonds.

Other Automotive

The decline in earnings reflected higher interest expense and related costs associated with the higher debt levels that resulted from the financing actions taken in the fourth quarter of 2006, offset partially by increased interest income on a larger cash portfolio. For additional information regarding the financing actions, see Note 15 of the Notes to the Financial Statements in the 2006 Form 10-K Report.

FINANCIAL SERVICES SECTOR

Details of Financial Services sector Income/(loss) before income taxes for the first quarter of 2007 and 2006 are shown below (in millions):

	First Quarter
	2007	2006	2007 Over/(Under) 2006

Ford Credit	$294	$382	$(88)
Other Financial Services	—	(7)	7
Total	$294	$375	$(81)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Credit

The decrease in earnings at Ford Credit primarily reflected higher borrowing costs, higher depreciation expense for leased vehicles (primarily reflecting lower auction values for sport utility vehicles and trucks and an increase in the percentage of vehicles returned at lease termination), and costs associated with Ford Credit's North American business transformation initiative (i.e., the consolidation of its North American branches into its seven existing business centers). These were partially offset by the non-recurrence of losses related to market valuation adjustments from non-designated derivatives and reductions in other operating costs.

Ford Credit's net finance receivables and net investment in operating leases are shown below (in billions):

	March 31, 2007	December 31, 2006	2007 Over/(Under) 2006

On-Balance Sheet (including on-balance sheet securitizations) *	$136.3	$135.3	$1.0
Securitized Off-Balance Sheet	11.1	12.2	(1.1)
Managed	$147.4	$147.5	$(0.1)

Serviced	$149.0	$149.5	$(0.5)
__________
*  At March 31, 2007 and December 31, 2006, includes finance receivables of $56.6 billion and $56.5 billion, respectively, that have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment. In addition, at March 31, 2007 and December 31, 2006, includes net investment in operating leases of $13.9 billion and $15.2 billion, respectively, that have been included in securitizations that do not satisfy the requirements for accounting sale treatment. These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of Ford Credit's other creditors.

The following table shows Ford Credit's worldwide credit losses net of recoveries, which are referred to as charge-offs, and loss-to-receivables ratios, which equal charge-offs for the period on an annualized basis divided by the average amount of receivables outstanding for the period, for the first quarter of 2007 and 2006:

	First Quarter
	2007	2006	2007 Over/(Under) 2006
Charge-offs (in millions)
On-Balance Sheet	$107	$111	$(4)
Managed	125	136	(11)

Loss-to-Receivables Ratios
On-Balance Sheet	0.32%	0.34%	(0.02) pts.
Managed	0.34%	0.37%	(0.03) pts.

Charge-offs and loss-to-receivables ratios for Ford Credit's on-balance sheet and managed portfolios declined from a year ago. These improvements resulted from a higher quality retail installment and lease portfolio and enhancements to Ford Credit's collection practices.

Shown below is Ford Credit's allowance for credit losses related to its on-balance sheet portfolio of finance receivables and net investment in operating leases for the periods specified. Consistent with its normal practices and policies, Ford Credit assesses the adequacy of its allowance for credit losses quarterly, and regularly evaluates the assumptions and models used in establishing the allowance.

	March 31, 2007	December 31, 2006	2007 Over/(Under) 2006

Allowance for credit losses (in millions)	$1,044	$1,110	$(66)
Allowance as a percentage of end-of-period receivables	0.76%	0.81%	(0.05	) pts.

The decrease in Ford Credit's allowance for credit losses primarily reflected improvements in charge-off trends.

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

Gross Cash. Automotive gross cash includes cash and cash equivalents, net marketable securities, loaned securities and certain assets contained in a Voluntary Employee Beneficiary Association trust ("VEBA"), a trust which may be used to pre-fund certain types of company-paid benefits for U.S. employees and retirees. We include in Automotive gross cash those VEBA assets that are invested in shorter-duration fixed income investments and can be used within 18 months to pay for benefits ("short-term VEBA assets"). Gross cash as of March 31, 2007 and 2006, and December 31, 2006 and 2005 is detailed below (in billions):

	March 31, 2007	December 31, 2006	March 31, 2006	December 31, 2005

Cash and cash equivalents	$15.7	$16.0	$10.1	$13.4
Marketable securities	16.8	11.3	9.1	6.9
Loaned securities	0.7	5.3	3.1	3.4
Total cash, marketable securities and loaned securities	33.2	32.6	22.3	23.7
Securities-in-transit *	(0.2)	(0.5)	—	—
Short-term VEBA assets	2.2	1.8	1.4	1.4
Gross cash	$35.2	$33.9	$23.7	$25.1
________
*	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.

In managing our business, we classify changes in Automotive gross cash into two categories: operating-related, and other (which includes the impact of certain special items, contributions to funded pension plans, the net effect of the change in our VEBA on gross cash, tax-related transactions, acquisitions and divestitures, capital transactions with the Financial Services sector, dividends paid to shareholders, and other - primarily financing-related). Our key metrics are operating-related cash flow, which best represents the ability of our Automotive operations to generate cash, and Automotive gross cash. We believe the cash flow analysis reflected in the table below, which differs from a cash flow statement presented in accordance with GAAP, is useful to investors because it includes cash flow elements that we consider to be related to our operating activities (e.g., capital spending) that are not included in Cash flows from operating activities of continuing operations, the most directly comparable GAAP financial measure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Automotive gross cash for the first quarter of 2007 and 2006 are summarized below (in billions):

	First Quarter
	2007	2006
Gross cash at end of period	$35.2	$23.7
Gross cash at beginning of period	33.9	25.1
Total change in gross cash	$1.3	$(1.4)

Operating-related cash flows
Automotive income/(loss) before income taxes	$(0.3)	$(2.7)
Special items	0.1	2.5
Capital expenditures	(1.3)	(1.8)
Depreciation and special tools amortization	1.8	1.8
Changes in receivables, inventories and trade payables (a)	0.8	(0.4)
Other	—	(0.1)
Total operating-related cash flows	$1.1	$(0.7)

Other changes in cash
Cash impact of personnel-reduction programs and Jobs Bank Benefits accrual	(1.2)	(0.4)
Contributions to funded pension plans	(0.9)	(0.3)
Net effect of VEBA on cash	0.4	—
Tax refunds and tax payments from affiliates (b)	2.0	—
Acquisitions and divestitures	—	—
Capital transactions with the Financial Services sector (c)	—	0.2
Dividends to shareholders	—	(0.2)
Other (d)	(0.1)	—
Total change in gross cash	$1.3	$(1.4)
__________
(a)
In 2007, working capital changes primarily reflected the effect of increased production in the first quarter of 2007 versus the fourth quarter of 2006 (which was unusually low due to the dealer stock reduction plan in the second half of 2006).

(b)
Receipt of tax payments related to 1995 to 2000 audit settlements with the IRS. Of this amount, $400 million was a refund from the IRS and $1.6 billion was a payment made to us by Ford Credit pursuant to the tax sharing agreement between us and Ford Credit.

(c)	Primarily dividends received from Ford Credit. Beginning in 2007, Ford Credit suspended its regular dividend payments.
(d)	Primarily reflects cash flow associated with changes in Automotive sector debt.

Shown in the table below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above) for the first quarter of 2007 and 2006 (in billions):

	First Quarter
	2007	2006
Cash flows from operating activities of continuing operations	$1.5	$(0.6)
Items included in operating-related cash flows
Capital expenditures	(1.3)	(1.8)
Net transactions between Automotive and Financial Services sector*	(0.5)	(0.2)
Items not included in operating-related cash flows
Cash impact of personnel-reduction programs and Jobs Bank Benefits accrual	1.2	0.4
Net (sales)/purchases of trading securities	0.8	1.3
Pension contributions	0.9	0.3
VEBA cash flows - (net reimbursement for benefits paid)/contributions to VEBA	—	—
Tax refunds and tax payments from affiliates	(2.0)	—
Other	0.5	(0.1)
Operating-related cash flows	$1.1	$(0.7)
__________
*	Primarily payables and receivables between the sectors in the normal course of business.

Debt and Net Cash. At March 31, 2007, our Automotive sector had total debt of $29.9 billion, compared with $30 billion at December 31, 2006. At March 31, 2007, our Automotive sector had net cash (defined as gross cash less total debt) of $5.3 billion, compared with $3.9 billion at the end of 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Facilities.* At March 31, 2007, we had $13 billion of contractually-committed credit facilities with financial institutions, including $11.5 billion pursuant to a senior secured credit facility established in December 2006, $1.1 billion of global Automotive unsecured credit facilities, and $400 million of local credit facilities available to foreign Automotive affiliates. At March 31, 2007, $12 billion of these facilities were available for use. Of the lines available for use, 92% (or $11 billion) are committed through December 15, 2011, and the remainder are committed for a shorter period of time. For further discussion of our committed credit facilities, see Note 15 of the Notes to the Financial Statements of the 2006 Form 10-K Report.

Financial Services Sector

Ford Credit

Debt. Ford Credit’s total debt plus securitized off-balance sheet funding was $145.1 billion at March 31, 2007, down $5.8 billion compared with year-end 2006, primarily reflecting repayment of maturing debt and amortization of previous securitizations, offset partially by new issuances.

Funding Strategy. As a result of lower credit ratings over the past few years, Ford Credit's unsecured funding costs have increased over time. While Ford Credit continues to access the unsecured debt market, Ford Credit has increased its use of securitization funding as it is presently more cost effective than unsecured funding and allows access to a broad investor base. Ford Credit plans to meet a significant portion of its 2007 funding requirements through securitizations and will continue to expand and diversify its asset-backed funding by asset class and region. In addition, Ford Credit has various alternative business arrangements for select products and markets that reduce its funding requirements while allowing it to support us (e.g., its partnering in Brazil for retail financing, and partnerships by its subsidiary, FCE Bank plc ("FCE"), with various financial institutions in Europe for full-service leasing). Ford Credit is continuing to pursue such alternative business arrangements. Over time, Ford Credit may need to reduce further the amount of receivables and operating leases it purchases or originates. A significant reduction in Ford Credit's managed receivables would reduce its ongoing profits, and could adversely affect its ability to support the sale of Ford vehicles.

Term Funding Plan. Through March 31, 2007, Ford Credit completed about $3 billion of public term funding transactions. Ford Credit expects its full-year 2007 public term funding to be between $10 billion and $17 billion.

Through March 31, 2007, Ford Credit completed about $2 billion of private term funding transactions (excluding its on-balance sheet asset-backed commercial paper programs and proceeds from revolving transactions) in several markets. In addition, Ford Credit completed about $4 billion of private term funding transactions in Europe and Canada in the month of April. These $6 billion of transactions included lease, retail and wholesale securitizations and unsecured term debt executed in private transactions. Ford Credit expects its full-year 2007 private term funding transactions to be between $22 billion and $30 billion.
__________
*Credit facilities of our VIEs are excluded as we do not control their use.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity. The following table illustrates the various sources of Ford Credit's liquidity (in billions):

	March 31, 2007	December 31, 2006
Cash, cash equivalents and marketable securities (a)	$15.6	$21.8
Committed liquidity programs	36.0	35.1	(b)
Asset-backed commercial paper (FCAR) (c)	18.2	18.6
Asset-backed commercial paper (Motown NotesSM) (c)	6.0	6.0
Credit facilities	3.3	3.8
Capacity and cash	$79.1	$85.3	(b)
Less: Capacity in excess of eligible receivables	(14.3)	(15.2)
Less: Cash to support on-balance sheet securitizations	(4.5)	(3.7)
Liquidity	$60.3	$66.4	(b)
__________
(a)	Excluding marketable securities related to insurance activities.
(b)	As of January 1, 2007.
(c)
Supported by a bank liquidity facility equal to at least 100% of the principal amount of FCAR program ("FCAR") and 5% of the principal amount of Motown NotesSM wholesale securitization program ("Motown Notes").

At March 31, 2007, Ford Credit's capacity (which includes capacity in Ford Credit's committed liquidity programs, asset-backed commercial paper programs, and credit facilities) and cash was $79.1 billion. Of this amount, Ford Credit could utilize $60.3 billion (based on the availability of eligible assets and the level of cash required to support on-balance sheet securitizations), of which about $33 billion was utilized as of March 31, 2007.

Cash, Cash Equivalents and Marketable Securities. At March 31, 2007, Ford Credit's cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) totaled $15.6 billion. In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs. These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit’s short-term funding needs and give Ford Credit flexibility in the use of its other funding programs. Ford Credit's cash balances include amounts to be used only to support Ford Credit's on-balance sheet securitizations of approximately $4.5 billion and $3.7 billion at March 31, 2007 and December 31, 2006, respectively.

Committed Liquidity Programs.  Ford Credit has entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions pursuant to which such parties are contractually committed, at its option, to purchase from Ford Credit eligible retail or wholesale assets or to make advances under asset-backed securities backed by wholesale assets for proceeds up to $30 billion at March 31, 2007 ($16.9 billion retail and $13.1 billion wholesale). These committed liquidity programs have varying maturity dates, with $20.1 billion having maturities within the next twelve months, and the balance having maturities between 2008 and 2011. Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs. At March 31, 2007, $11 billion of these commitments were in use. These programs are extremely liquid funding sources as Ford Credit is able to obtain funding generally within two days. These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit Ford Credit's ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels. Based on Ford Credit's experience and knowledge as servicer of the related assets, Ford Credit does not expect any of these programs to be terminated due to such events.

In addition, Ford Credit has a multi-year committed liquidity program for the purchase of up to $6 billion of unrated asset-backed securities that at its option can be supported with various retail, wholesale, or lease assets. Ford Credit's ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities. This program is also free of material adverse change clauses, restrictive financial covenants, and credit rating triggers that could limit Ford Credit's ability to obtain funding. At March 31, 2007, Ford Credit had $3.3 billion of outstanding funding in this program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Facilities. At March 31, 2007, Ford Credit and its subsidiaries, including FCE, had $3.3 billion of contractually-committed unsecured credit facilities with financial institutions, of which $2.2 billion were available for use. Of the lines available for use, 29% (or about $700 million) are committed through June 30, 2010, and the remainder are committed for a shorter period of time. Of the $3.3 billion, about $600 million constitute Ford Credit bank lines (about $300 million global and about $300 million non-global) and $2.7 billion are FCE bank lines ($2.6 billion global and about $100 million non-global). The Ford Credit global credit facilities may be used, at Ford Credit's option, by any of its direct or indirect majority-owned subsidiaries. Similarly, the FCE global credit facilities may be used, at FCE's option, by any of FCE's direct or indirect majority-owned subsidiaries. Ford Credit or FCE, as the case may be, will guarantee any such borrowings. All of the global credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements), and credit rating triggers that could limit Ford Credit's ability to obtain funding.

In addition, at March 31, 2007, banks provided $18.5 billion of contractually-committed liquidity facilities exclusively to support Ford Credit's two on-balance sheet, asset-backed commercial paper programs; $18.2 billion supported FCAR and $300 million supported Motown Notes. Of the contractually-committed liquidity facilities, 47% (or $8.6 billion) are committed through June 30, 2011. The FCAR and Motown Notes programs must be supported by liquidity facilities equal to at least 100% and 5%, respectively, of their outstanding balances. At March 31, 2007, $17.9 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper or subordinated debt. The remaining $300 million of available bank liquidity facilities could be accessed for additional funding if FCAR issued additional subordinated debt. Utilization of these facilities is subject to conditions specific to each program and Ford Credit having a sufficient amount of securitizable assets. At March 31, 2007, the outstanding balances were $14.3 billion for the FCAR program and $3 billion for the Motown Notes program.

Leverage. Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing its capital structure. Ford Credit calculates leverage on a financial statement basis and on a managed basis.

The following table illustrates the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	March 31, 2007	December 31, 2006

Total debt	$134.9	$139.7
Total stockholder’s equity	11.9	11.8
Debt-to-equity ratio (to 1)	11.3	11.9

The following table illustrates the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	March 31, 2007	December 31, 2006

Total debt	$134.9	$139.7
Securitized off-balance sheet receivables outstanding	11.1	12.2
Retained interest in securitized off-balance sheet receivables	(0.9)	(1.0)
Adjustments for cash, cash equivalents and marketable securities *	(15.6)	(21.8)
Fair value hedge accounting adjustments	(0.1)	(0.1)
Total adjusted debt	$129.4	$129.0

Total stockholder’s equity (including minority interest)	$11.9	$11.8
Fair value hedge accounting adjustments	(0.4)	(0.5)
Total adjusted equity	$11.5	$11.3

Managed debt-to-equity ratio (to 1)	11.2	11.4
__________
*	Excludes marketable securities related to insurance activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Stockholders' Equity. Our stockholders' equity was negative $3.7 billion at March 31, 2007, down about $250 million compared with December 31, 2006. The decrease primarily reflected unfavorable changes in Accumulated other comprehensive income/(loss) (see Note 13 of the Notes to the Financial Statements for details of Other comprehensive income/(loss)) and a net loss in the first quarter of 2007, offset partially by an increase in retained earnings due to the adoption of FIN 48 (see Note 6 of Notes to the Financial Statements for details of FIN 48).

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2007 and December 31, 2006, the total outstanding principal amount of receivables sold by Ford Credit in off-balance sheet securitizations was $11.1 billion and $12.2 billion, respectively. At March 31, 2007 and December 31, 2006, Ford Credit's retained interests in such sold receivables were $936 million and $990 million, respectively.

OUTLOOK

Our current projection of second quarter 2007 production for certain segments is as follows (in thousands):

	Second Quarter
	Vehicle Unit Production	2007 Over/(Under) 2006
Ford North America	810	(87)
Ford Europe	510	47
PAG	195	11

We have set and communicated the following 2007 planning assumptions and operational metrics:

	Planning Assumptions	First Quarter	Full Year Outlook
Industry Volume (SAAR incl. heavy trucks):
-U.S. (million units)	16.8	17.0	16.8
-Europe (million units)	17.6	17.8	17.8

Operational Metrics		First Quarter	Full Year Outlook
Quality	Improved	On track	On track
Market share
-U.S.	Lower	Lower	On track
-Other regions	Higher	Higher	On track
Automotive cost (in millions) *	Lower	$500 Lower	On track
Cash flow (in billions)	Negative	$1.1 Positive	On track
Capital spending (in billions)	About $7	$1.3	On track
__________
*	At constant volume, mix and exchange; excluding special items.

Our current second quarter production forecast for North America is higher than the level we initially announced by 40,000 units. This increase represents a pull-ahead of production from later in the year in order to build inventories on several vehicle lines. As a result of this adjustment, our third quarter North American vehicle production is now projected to be about flat year-over-year, while fourth quarter North American production should be higher year-over-year (compared with unusually low production volumes in the fourth quarter of 2006).

Overall, we are on track to meet our operational metrics for 2007. In recent years, our operating results have generally been stronger in the first quarter than in subsequent quarters during the year, and we expect this to be the case in 2007. By Automotive segment or business unit, including special items, we expect Ford North America and Ford Asia Pacific and Africa each to report a full-year pre-tax loss; we expect Ford South America, Ford Europe, and PAG each to report a full-year pre-tax profit, as should our investment in Mazda and Associated Operations. We expect that our full-year pre-tax results for these Automotive operations - which exclude our Other Automotive business unit discussed below - will be a loss, though substantially improved from 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We expect full-year pre-tax results for our Other Automotive business unit to be about $1 billion unfavorable, primarily reflecting increased interest expense related to increased debt levels that resulted from the financings in the fourth quarter of 2006, offset partially by higher interest income generated by our larger cash portfolio. Additionally, we realized more than $600 million of tax-related interest during the third quarter of 2006 that will not be repeated in 2007.

Through the first quarter of 2007, we have achieved about $1.9 billion of annual operating cost reductions in North America as compared with 2005. We remain on track to deliver about $5 billion in annual operating cost reductions in North America by the end of 2008 as compared with 2005, although we project that the majority of these remaining savings will be achieved later in the period, primarily due to the effect of higher regulatory and commodity costs in 2007 (which are expected to be as much as $2 billion higher than in 2006), as well as the timing of the execution of our capacity- and personnel-reduction plans.

While our structural cost savings should continue to improve during 2007, our profitability will be affected by the significant headwinds this year from the effects of a continuing correction in the U.S. housing market, adverse foreign currency exchange, and higher regulatory and commodity costs.

We now anticipate that special items for full-year 2007 will be in the lower end of our previously-disclosed range of $1 billion to $2 billion, excluding any gains or losses from the sale of any operations. We are projecting a modest gain on the sale of Aston Martin and other related assets. For additional discussion of Aston Martin, see Note 7 of the Notes to the Financial Statements. We continue to work to sell or close the majority of our ACH facilities by the end of 2008, though we now expect that portions of one or two facilities may remain open beyond 2008 to provide for an orderly re-sourcing of business to the supply base.

We continue to anticipate that, from 2007 through 2009, cumulative Automotive operating-related cash outflows will be about $10 billion, and cumulative restructuring expenditures about $7 billion. We now expect that about half of this $17 billion in cash outflow will occur during 2007, a smaller proportion than we originally expected.

We expect Ford Credit's 2007 pre-tax profits to be about $1.2 billion excluding the impact of gains and losses related to market valuation adjustments from non-designated derivatives. This is substantially lower than 2006, primarily reflecting higher borrowing costs, the non-recurrence of credit loss reserve reductions in the amounts experienced in 2006, the impact of lower receivable levels, and costs associated with Ford Credit's North America business transformation initiative. Reductions in other operating costs are expected to be a partial offset. We expect Ford Credit's year-end managed receivables to be in the range of $140 billion to $145 billion.

We expect our overall results including special items, though still a net loss, to be substantially improved from 2006.

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Continued decline in market share;
•	Continued or increased price competition resulting from industry overcapacity, currency fluctuations or other factors;
•	A market shift (or an increase in or acceleration of market shift) away from sales of trucks or sport utility vehicles, or from sales of other more profitable vehicles in the United States;
•	A significant decline in industry sales, particularly in the United States or Europe, resulting from slowing economic growth, geo-political events or other factors;
•	Lower-than-anticipated market acceptance of new or existing products;
•	Continued or increased high prices for or reduced availability of fuel;
•	Currency or commodity price fluctuations;
•	Adverse effects from the bankruptcy or insolvency of, change in ownership or control of, or alliances entered into by a major competitor;
•	Economic distress of suppliers that has in the past and may in the future require us to provide financial support or take other measures to ensure supplies of components or materials;
•	Labor or other constraints on our ability to restructure our business;
•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Single-source supply of components or materials;
•	Substantial pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition;
•	Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends);
•	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
•	Increased safety, emissions (e.g., CO2), fuel economy, or other (e.g., pension funding) regulation resulting in higher costs, cash expenditures, and/or sales restrictions;
•	Unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;
•
A change in our requirements for parts or materials where we have entered into long-term supply arrangements that commit us to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller ("take-or-pay" contracts);

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

We cannot be certain that any expectation, forecast or assumption made by management in preparing forward-looking statements will prove accurate, or that any projection will be realized. It is to be expected that there may be differences between projected and actual results. Our forward-looking statements speak only as of the date of their initial issuance, and we do not undertake any obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events, or otherwise. For additional discussion of these risks, see "Item 1A. Risk Factors" in our 2006 Form 10-K Report.

CRITICAL ACCOUNTING ESTIMATES

Pensions

Remeasurement Assumptions. We remeasured the U.S. salaried pension plan as of March 31, 2007, as a result of a curtailment associated with salaried separations. The curtailment and special termination benefits increased our pension obligation by about $1 billion. The weighted average discount rate used to determine the benefit obligation for U.S. plans at March 31, 2007 was 5.86%.

Sensitivity Analysis. The sensitivity analysis has not changed materially from that disclosed in our 2006 Form 10-K Report.

Other Postretirement Employee Benefits (Retiree Health Care and Life Insurance)

Remeasurement Assumptions. We remeasured the U.S. hourly retiree health care plan as of March 31, 2007 as a result of a curtailment related to the termination of hourly employees. The remeasurement (including impact of the curtailment) had no material impact on our obligation. The weighted average discount rate used to determine the benefit obligation for U.S. plans at March 31, 2007 was 5.98%. As of March 31, 2007, the weighted average initial health care cost trend rate was 6%.

Sensitivity Analysis. The sensitivity analysis has not changed materially from that disclosed in our 2006 Form 10-K Report.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). This standard permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for us as of January 1, 2008. Management is assessing the potential impact on our financial condition or results of operations in the event we elect the fair value option.

We have not yet adopted SFAS No. 157 or the measurement date requirement of SFAS No. 158 for a minimal number of our postretirement benefit plans. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2006 Form 10-K Report for further discussion of these standards.

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended March 31, 2007 and 2006 has not been audited by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers"). In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information. Accordingly, you should restrict your reliance on their reports on such information. PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information, because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk. The net fair value of financial instruments with exposure to cash flow foreign currency risk as of March 31, 2007 was an asset of approximately $659 million, compared to a net fair value asset of $705 million as of December 31, 2006. The potential decrease in fair value for such financial instruments, assuming a 10% adverse change in quoted foreign currency exchange rates, would be approximately $1.9 billion and $2.1 billion at March 31, 2007 and December 31, 2006, respectively.

Commodity Price Risk. The net fair value asset of commodity forward and option contracts as of March 31, 2007 was an asset of approximately $627 million, compared to a net fair value asset of $750 million as of December 31, 2006. The potential decrease in fair value of commodity forward and option contracts, assuming a 10% adverse change in the underlying commodity price, would be about $200 million at both March 31, 2007 and December 31, 2006.

Financial Services Sector

Interest Rate Risk. To provide a quantitative measure of the sensitivity of Ford Credit's pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels. These interest rate scenarios are purely hypothetical and do not represent Ford Credit's view of future interest rate movements. The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit's pre-tax cash flow. Under this model, Ford Credit estimates that at March 31, 2007, all else constant, such an increase in interest rates would reduce Ford Credit's pre-tax cash flow by approximately $110 million over the next twelve months, compared with $86 million at December 31, 2006. The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel. In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis. As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Alan Mulally, our Chief Executive Officer ("CEO"), and Donat R. Leclair, Jr., our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2007, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting. Due to the high level of hourly personnel separations being tracked through our systems beginning with the first quarter of 2007, we have enhanced our processes for establishing and monitoring voluntary separation accounting reserves.

Due to the high level of salaried personnel separations that occurred during the first quarter of 2007, we experienced a significant level of movement of personnel within our North America operations, including individuals with responsibility for performing key internal control functions.

Also in the first quarter, Ford Credit replaced its wholesale and dealer loan systems for North America with a new, integrated system.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Class Actions.

Canadian Export Antitrust Class Actions. Eighty-three purported class actions on behalf of all purchasers of new motor vehicles in the United States since January 1, 2001 have been filed in various state and federal courts against numerous defendants, including Ford, General Motors Corporation, DaimlerChrysler Corporation, Toyota Motor Corporation, Honda Motor Company, Nissan Motor Company, BMW Group, the National Automobile Dealers Association, and the Canadian Automobile Dealers Association. The federal court actions have been consolidated for coordinated pretrial proceedings in the U.S. District Court for the District of Maine. On March 21, 2007, the U.S. District Court ruled that it will certify classes of all purchasers of new vehicles in 20 states between January 1, 2001 and April 30, 2003 for damages under various state law theories. We intend to appeal.

The federal and state complaints allege, among other things, that the manufacturers, aided by the dealer associations, conspired to prevent the sale to U.S. citizens of vehicles produced for the Canadian market and sold by dealers in Canada at lower prices than vehicles sold in the United States. The complaints seek injunctive relief under federal antitrust law and treble damages under federal and state antitrust laws.

Environmental Matters.

AutoAlliance Air Emissions. AutoAlliance International, Inc. ("AAI"), our joint venture with Mazda Motor Corporation, has received several Letters of Violation ("LOV") from the Michigan Department of Environmental Quality ("MDEQ") asserting that odors from AAI's Flat Rock, Michigan plant constitute a nuisance. AAI also received an LOV in January asserting that it was in violation of certain emission limits. AAI and Ford have been actively cooperating with the MDEQ to address these concerns. We expect that the matter will be resolved through changes to emission points, modifications to air pollution control equipment at the facility, and payment of a fine to the MDEQ.

Other Matters.

Diesel Engine Litigation (previously reported on page 30 of our 2006 Form 10-K Report). In January 2007, we filed suit against the single-source supplier of diesel engines for our F-Series Super Duty and Econoline vehicles. Among other things, we sought reimbursement for warranty and related costs involving prior model-year diesel engines supplied by International Truck and Engine Corporation ("International") (a subsidiary of Navistar International Transportation Corporation). International has now countersued, asserting damages in excess of $2 billion and alleging, among other things, that we materially breached provisions of the supply agreement with regard to warranty, pricing, and exclusivity. We believe that International's counterclaims are without merit, and we intend vigorously to prosecute our claims against International and defend against this countersuit. As part of the pending litigation, the court has issued an order requiring International to ship engines to us, and permitting us to pay a disputed price under protest, while reserving our right to pursue recovery of the disputed amount.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the first quarter of 2007, we purchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2007 through Jan. 31, 2007	3,134,143	$7.95	0	**
Feb. 1, 2007 through Feb. 28, 2007	772,721	$8.43	0	**
Mar. 1, 2007 through Mar. 31, 2007	384,104	$8.02	0	**
Total	4,290,968	$8.04	0

*
We currently do not have a publicly announced repurchase program in place. Of the 4,290,968 shares purchased, 3,876,067 shares were purchased from the Ford Motor Company Savings and Stock Investment Plan for Salaried Employees ("SSIP") and the Tax Efficient Savings Plan for Hourly Employees ("TESPHE"). Shares are generally purchased from SSIP and TESPHE when participants in those plans elect to sell units in the Ford Stock Fund ("Fund") upon retirement, upon termination of employment with the Company, related to an in-service distribution, or to fund a loan against an existing account balance in the Fund. Shares are not purchased from these plans when a participant transfers account balances out of the Fund and into another investment option under the plans. These related purchases ceased after February 9, 2007. The remaining shares were acquired from our employees or directors in accordance with our various compensation plans as a result of share withholdings to pay income taxes with respect to: (i) the lapse of restrictions on restricted stock, (ii) the issuance of unrestricted stock, including issuances as a result of the conversion of restricted stock equivalents, or (iii) to pay the exercise price and related income taxes with respect to certain exercises of stock options.

**	No publicly announced repurchase program in place.

ITEM 5.	Other Information.

Governmental Standards

Motor Vehicle Fuel Economy. In April 2007, the U.S. Supreme Court issued a ruling in Massachusetts v. EPA that greenhouse gases constitute "air pollutants" subject to regulation pursuant to the Clean Air Act ("CAA"). The Supreme Court's opinion does not specifically require the EPA to regulate greenhouse gases; rather, the ruling directs the EPA to either issue an "endangerment" finding pursuant to the CAA (that greenhouse gases endanger public health or welfare), or explain why it cannot or will not do so. This ruling may lead to a new federal program for regulating greenhouse gases from new motor vehicles in addition to the existing Corporate Average Fuel Economy ("CAFE") program, which already constrains vehicle greenhouse gases emissions by setting standards for fleet average fuel economy. If such a new federal program were adopted, its impact on us would depend upon the structure of the program and the nature of the standards. Potentially, such a program could have effects similar to a significant increase in CAFE standards.

The Supreme Court decision did not address the issue of federal preemption of state fuel economy rules pursuant to the CAFE law, also known as the Environmental Policy and Conservation Act. Cases addressing this issue are pending in California, Rhode Island, and Vermont. Trial was completed in the Vermont case on May 8, 2007, with a decision expected from the federal district court this summer.

Also, the EPA has announced plans to hold a hearing and receive public comment on the issue of whether California's AB 1493 standards, restricting CO2 emissions from vehicles, are entitled to a waiver of preemption under the CAA. A waiver of preemption is necessary for any California standard adopted under color of the CAA. This waiver decision presents unique issues; among other things, the AB 1493 rules are not intended to impact air quality, unlike all other rules for which California has received a waiver to this point. We intend to participate in the waiver proceeding through our membership in the Alliance of Automobile Manufacturers.

There also is extensive legislative activity in the U.S. Congress related to climate change and energy security. In addition to the Bush administration's proposal for reducing gasoline usage by 20% in 10 years through a combination of increases in the supply of alternative and renewable fuels and modernization and reform of the CAFE regime, a host of bills have been offered that provide for dramatic increases in CAFE standards, incentives or mandates for increased production of alternative fuel vehicles, and cap-and-trade systems for carbon-based emissions. Each of these proposals could require us to take various costly actions that could have substantial adverse effects on our sales volume and profits.

Mobile Source Emissions Control. California's zero emission vehicle ("ZEV") expert review panel has issued its report on the status of ZEV technology. The report recommends a number of changes to California's ZEV regulation, including adjustments in the treatment of fuel cell and battery-electric vehicles, and increases in the credit allowances for so-called "neighborhood" electric vehicles. These recommendations, along with other changes under consideration by the California Air Resources Board ("CARB") staff, are expected to be discussed in a series of workshops and meetings leading up to a CARB hearing in October.

CARB also voted to adopt new rules that change the criteria for motor vehicle defect and warranty reporting of emissions-related components. The changes will likely increase the number of field service actions (such as recalls and extended warranties) undertaken by manufacturers. The new rules must undergo review by the California Office of Administrative Law before they become final.

Additionally, Maryland now has adopted the California Low Emission Vehicle program, including the ZEV mandate, and also the state greenhouse gas standards that are addressed under the Motor Vehicle Fuel Economy heading.

ITEM 6.	Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

(Registrant)

Date:	May 9, 2007	By:	/s/ Peter J. Daniel
Peter J. Daniel
Senior Vice President and Controller

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated May 9, 2007 relating to Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report