Form 10-Q
period 2007-06-30
FORD MOTOR CO
filed 2007-08-07
CIK 37996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
☐ Yes          ☒ No

As of August 3, 2007, the registrant had outstanding 2,028,742,402 shares of Common Stock and 70,852,076 shares of Class B Stock.

Exhibit index located on page number 45.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
For the Periods Ended June 30, 2007 and 2006
(in millions, except per share amounts)

	Second Quarter		First Half
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Sales and revenues
Automotive sales	$40,106	$37,811	$78,736	$74,772
Financial Services revenues	4,136	4,067	8,525	7,895
Total sales and revenues	44,242	41,878	87,261	82,667

Costs and expenses
Automotive cost of sales	36,182	36,131	70,897	72,786
Selling, administrative and other expenses	4,952	4,623	10,924	9,217
Interest expense	2,759	2,258	5,477	4,393
Financial Services provision for credit and insurance losses	121	50	180	96
Total costs and expenses	44,014	43,062	87,478	86,492

Automotive interest income and other non-operating income/(expense), net	559	311	888	525
Automotive equity in net income/(loss) of affiliated companies	139	205	211	284
Income/(loss) before income taxes	926	(668)	882	(3,016)
Provision for/(benefit from) income taxes	123	(364)	305	(1,346)
Income/(loss) before minority interests	803	(304)	577	(1,670)
Minority interests in net income/(loss) of subsidiaries	85	19	143	78
Income/(loss) from continuing operations	718	(323)	434	(1,748)
Income/(loss) from discontinued operations (Note 7)	32	6	34	8
Net income/(loss)	$750	$(317)	$468	$(1,740)

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 8)
Basic income/(loss)
Income/(loss) from continuing operations	$0.38	$(0.17)	$0.23	$(0.94)
Income/(loss) from discontinued operations	0.02	—	0.02	0.01
Net income/(loss)	$0.40	$(0.17)	$0.25	$(0.93)
Diluted income/(loss)
Income/(loss) from continuing operations	$0.30	$(0.17)	$0.21	$(0.94)
Income/(loss) from discontinued operations	0.01	—	0.01	0.01
Net income/(loss)	$0.31	$(0.17)	$0.22	$(0.93)

Cash dividends	$—	$0.10	$—	$0.20

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR STATEMENT OF INCOME
For the Periods Ended June 30, 2007 and 2006
(in millions, except per share amounts)

	Second Quarter		First Half
	2007	2006	2007	2006
	(unaudited)		(unaudited)
AUTOMOTIVE
Sales	$40,106	$37,811	$78,736	$74,772
Costs and expenses
Cost of sales	36,182	36,131	70,897	72,786
Selling, administrative and other expenses	3,224	2,942	7,298	5,918
Total costs and expenses	39,406	39,073	78,195	78,704
Operating income/(loss)	700	(1,262)	541	(3,932)

Interest expense	577	347	1,157	693

Interest income and other non-operating income/(expense), net	559	311	888	525
Equity in net income/(loss) of affiliated companies	139	205	211	284
Income/(loss) before income taxes — Automotive	821	(1,093)	483	(3,816)

FINANCIAL SERVICES
Revenues	4,136	4,067	8,525	7,895
Costs and expenses
Interest expense	2,182	1,911	4,320	3,700
Depreciation	1,479	1,291	2,979	2,499
Operating and other expenses	249	390	647	800
Provision for credit and insurance losses	121	50	180	96
Total costs and expenses	4,031	3,642	8,126	7,095
Income/(loss) before income taxes — Financial Services	105	425	399	800

TOTAL COMPANY
Income/(loss) before income taxes	926	(668)	882	(3,016)
Provision for/(benefit from) income taxes	123	(364)	305	(1,346)
Income/(loss) before minority interests	803	(304)	577	(1,670)
Minority interests in net income/(loss) of subsidiaries	85	19	143	78
Income/(loss) from continuing operations	718	(323)	434	(1,748)
Income/(loss) from discontinued operations (Note 7)	32	6	34	8
Net income/(loss)	$750	$(317)	$468	$(1,740)

AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK (Note 8)
Basic income/(loss)
Income/(loss) from continuing operations	$0.38	$(0.17)	$0.23	$(0.94)
Income/(loss) from discontinued operations	0.02	—	0.02	0.01
Net income/(loss)	$0.40	$(0.17)	$0.25	$(0.93)
Diluted income/(loss)
Income/(loss) from continuing operations	$0.30	$(0.17)	$0.21	$(0.94)
Income/(loss) from discontinued operations	0.01	—	0.01	0.01
Net income/(loss)	$0.31	$(0.17)	$0.22	$(0.93)

Cash dividends	$—	$0.10	$—	$0.20

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in millions)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Cash and cash equivalents	$32,000	$28,896
Marketable securities	16,553	21,472
Loaned securities	4,641	5,256
Finance receivables, net	108,179	106,863
Other receivables, net	11,395	7,657
Net investment in operating leases	32,949	29,834
Retained interest in sold receivables	868	990
Inventories (Note 2)	12,614	11,421
Equity in net assets of affiliated companies	2,875	2,787
Net property	37,303	38,174
Deferred income taxes	4,253	4,920
Goodwill and other net intangible assets (Note 3)	6,344	6,821
Assets of discontinued/held-for-sale operations (Note 7)	166	767
Other assets	9,078	12,696
Total assets	$279,218	$278,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Payables	$25,495	$23,417
Accrued liabilities and deferred revenue	80,971	82,388
Debt	170,036	172,049
Deferred income taxes	3,397	2,743
Liabilities of discontinued/held-for-sale operations (Note 7)	14	263
Total liabilities	279,913	280,860

Minority interests	1,251	1,159

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,843 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	4,663	4,562
Accumulated other comprehensive income/(loss)	(8,146)	(7,846)
Treasury stock	(189)	(183)
Retained earnings/(Accumulated deficit)	1,707	(17)
Total stockholders’ equity	(1,946)	(3,465)
Total liabilities and stockholders’ equity	$279,218	$278,554

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

SECTOR BALANCE SHEET
(in millions)
	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Automotive
Cash and cash equivalents	$17,069	$16,022
Marketable securities	13,674	11,310
Loaned securities	4,641	5,256
Total cash, marketable and loaned securities	35,384	32,588
Receivables, net	6,389	3,753
Inventories (Note 2)	12,614	11,421
Deferred income taxes	445	1,569
Other current assets	7,027	7,707
Current receivable from Financial Services	727	—
Total current assets	62,586	57,038
Equity in net assets of affiliated companies	2,132	2,029
Net property	37,050	37,905
Deferred income taxes	12,386	14,850
Goodwill and other net intangible assets (Note 3)	6,327	6,804
Assets of discontinued/held-for-sale operations (Note 7)	166	767
Other assets	2,545	3,241
Total Automotive assets	123,192	122,634
Financial Services
Cash and cash equivalents	14,931	12,874
Marketable securities	2,879	10,162
Finance receivables, net	113,185	110,767
Net investment in operating leases	28,732	26,606
Retained interest in sold receivables	868	990
Goodwill and other net intangible assets (Note 3)	17	17
Other assets	4,862	6,167
Receivable from Automotive	—	1,467
Total Financial Services assets	165,474	169,050
Intersector elimination	(727)	(1,467)
Total assets	$287,939	$290,217

LIABILITIES AND STOCKHOLDERS’ EQUITY
Automotive
Trade payables	$19,297	$16,937
Other payables	4,372	4,893
Accrued liabilities and deferred revenue	29,406	28,877
Deferred income taxes	3,366	3,138
Debt payable within one year	1,598	1,499
Current payable to Financial Services	—	640
Total current liabilities	58,039	55,984
Long-term debt	28,380	28,514
Other liabilities	47,100	49,386
Deferred income taxes	1,028	441
Liabilities of discontinued/held-for-sale operations (Note 7)	14	263
Non-current payable to Financial Services	359	827
Total Automotive liabilities	134,920	135,415
Financial Services
Payables	1,826	1,587
Debt	140,058	142,036
Deferred income taxes	7,724	10,827
Other liabilities and deferred income	4,465	4,125
Payable to Automotive	368	—
Total Financial Services liabilities	154,441	158,575

Minority interests	1,251	1,159

Stockholders’ equity
Capital stock
Common Stock, par value $0.01 per share (1,843 million shares issued)	18	18
Class B Stock, par value $0.01 per share (71 million shares issued)	1	1
Capital in excess of par value of stock	4,663	4,562
Accumulated other comprehensive income/(loss)	(8,146)	(7,846)
Treasury stock	(189)	(183)
Retained earnings/(Accumulated deficit)	1,707	(17)
Total stockholders’ equity	(1,946)	(3,465)
Intersector elimination	(727)	(1,467)
Total liabilities and stockholders’ equity	$287,939	$290,217

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2007 and 2006
(in millions)

	First Half
	2007	2006
	(unaudited)

Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$5,227	$9,713

Cash flows from investing activities of continuing operations
Capital expenditures	(2,637)	(3,403)
Acquisitions of retail and other finance receivables and operating leases	(26,280)	(29,407)
Collections of retail and other finance receivables and operating leases	20,591	21,021
Purchases of securities	(4,720)	(11,170)
Sales and maturities of securities	12,088	11,247
Proceeds from sales of retail and other finance receivables and operating leases	702	2,947
Proceeds from sale of businesses	1,001	51
Cash paid for acquisitions	(10)	(37)
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(83)	(4)
Other	1,178	777
Net cash (used in)/provided by investing activities	1,830	(7,978)

Cash flows from financing activities of continuing operations
Cash dividends	—	(374)
Sales of Common Stock	51	234
Purchases of Common Stock	(31)	(97)
Changes in short-term debt	(1,396)	280
Proceeds from issuance of other debt	17,165	23,900
Principal payments on other debt	(19,768)	(26,433)
Other	(51)	89
Net cash (used in)/provided by financing activities	(4,030)	(2,401)

Effect of exchange rate changes on cash	71	241

Net increase/(decrease) in cash and cash equivalents from continuing operations	3,098	(425)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	16	—
Cash flows from investing activities of discontinued operations	—	—
Cash flows from financing activities of discontinued operations	—	—

Net increase/(decrease) in cash and cash equivalents	$3,114	$(425)

Cash and cash equivalents at January 1	$28,896	$28,391
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	(2)	19
Net increase/(decrease) in cash and cash equivalents	3,114	(425)
Less: cash and cash equivalents of discontinued/held-for-sale operations at June 30	(8)	(40)
Cash and cash equivalents at June 30	$32,000	$27,945

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

CONDENSED SECTOR STATEMENT OF CASH FLOWS
For the Periods Ended June 30, 2007 and 2006
(in millions)

	First Half 2007		First Half 2006
	Automotive	Financial Services	Automotive	Financial Services
	(unaudited)		(unaudited)
Cash flows from operating activities of continuing operations
Net cash (used in)/provided by operating activities	$2,810	$3,358	$5,280	$3,663

Cash flows from investing activities
Capital expenditures	(2,616)	(21)	(3,381)	(22)
Acquisitions of retail and other finance receivables and operating leases	—	(26,280)	—	(29,407)
Collections of retail and other finance receivables and operating leases	—	20,427	—	20,923
Net (increase)/decrease of wholesale receivables	—	(777)	—	868
Purchases of securities	(924)	(3,796)	(2,478)	(8,692)
Sales and maturities of securities	917	11,171	2,300	8,947
Proceeds from sales of retail and other finance receivables and operating leases	—	702	—	2,947
Proceeds from sale of businesses	1,001	—	51	—
Cash paid for acquisitions	(10)	—	(37)	—
Transfer of cash balances upon disposition of discontinued/held-for-sale operations	(83)	—	(4)	—
Investing activity from Financial Services	—	—	552	—
Investing activity to Financial Services	(6)	—	(1,400)	—
Other	498	680	31	746
Net cash (used in)/provided by investing activities	(1,223)	2,106	(4,366)	(3,690)

Cash flows from financing activities
Cash dividends	—	—	(374)	—
Sales of Common Stock	51	—	234	—
Purchases of Common Stock	(31)	—	(97)	—
Changes in short-term debt	6	(1,402)	239	41
Proceeds from issuance of other debt	158	17,007	175	23,725
Principal payments on other debt	(363)	(19,405)	(550)	(25,883)
Financing activity from Automotive	—	6	—	1,400
Financing activity to Automotive	—	—	—	(552)
Other	6	(57)	150	(61)
Net cash (used in)/provided by financing activities	(173)	(3,851)	(223)	(1,330)

Effect of exchange rate changes on cash	62	9	4	237
Net change in intersector receivables/payables and other liabilities	(435)	435	613	(613)
Net increase/(decrease) in cash and cash equivalents from continuing operations	1,041	2,057	1,308	(1,733)

Cash flows from discontinued operations
Cash flows from operating activities of discontinued operations	16	—	—	—
Cash flows from investing activities of discontinued operations	—	—	—	—
Cash flows from financing activities of discontinued operations	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	$1,057	$2,057	$1,308	$(1,733)

Cash and cash equivalents at January 1	$16,022	$12,874	$13,373	$15,018
Cash and cash equivalents of discontinued/held-for-sale operations at January 1	(2)	—	19	—
Net increase/(decrease) in cash and cash equivalents	1,057	2,057	1,308	(1,733)
Less: cash and cash equivalents of discontinued/held-for-sale operations at June 30	(8)	—	(40)	—
Cash and cash equivalents at June 30	$17,069	$14,931	$14,660	$13,285

The accompanying notes are part of the financial statements

Item 1. Financial Statements (Continued)

FORD MOTOR COMPANY AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1. FINANCIAL STATEMENTS

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States ("GAAP") for interim financial information and instructions to the Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  In the opinion of management, these unaudited financial statements reflect a fair statement of the results of operations and financial condition of Ford Motor Company and its consolidated subsidiaries and consolidated variable interest entities ("VIEs") of which we are the primary beneficiary for the periods and at the dates presented.  Results for interim periods should not be considered indicative of results for a full year.  Reference should be made to the financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2006 ("2006 Form 10-K Report").  For purposes of this report, "Ford," the "Company," "we," "our," "us" or similar references mean Ford Motor Company and our consolidated subsidiaries and our consolidated VIEs of which we are the primary beneficiary, unless the context requires otherwise.

NOTE 2. INVENTORIES

Inventories are summarized as follows (in millions):

	June 30, 2007	December 31, 2006
Raw materials, work-in-process and supplies	$4,360	$4,545
Finished products	9,314	7,891
Total inventories under first-in, first-out method ("FIFO")	13,674	12,436
Less: last-in, first-out method ("LIFO") adjustment	(1,060)	(1,015)
Total inventories	$12,614	$11,421

During 2006, inventory quantities were reduced, resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2006 purchases, the effect of which decreased Automotive cost of sales by about $4 million.

NOTE 3. GOODWILL AND OTHER INTANGIBLES

Goodwill

Our policy is to perform annual testing of goodwill and certain other intangible assets during the fourth quarter to determine whether any impairment has occurred.  Testing is conducted at the reporting unit level.

Changes in the carrying amount of goodwill are as follows (in millions):

	Goodwill, December 31, 2006	Goodwill Acquired	Exchange Translation/ Other	Goodwill, June 30, 2007
Automotive Sector
Ford North America	$95	$—	$(9)	$86
Ford Europe	35	—	—	35
Premier Automotive Group ("PAG")	5,574	—	(486)	5,088
Ford Asia Pacific and Africa	6	—	—	6
Total Automotive sector	5,710	—	(495)	5,215
Financial Services Sector
Ford Credit	17	—	—	17
Total Financial Services sector	17	—	—	17
Total	$5,727	$—	$(495)	$5,232

Item 1. Financial Statements (Continued)

NOTE 3. GOODWILL AND OTHER INTANGIBLES (Continued)

Automobile Protection Corporation ("APCO").  During the second quarter of 2007, our wholly-owned North American subsidiary, APCO, was sold.  APCO was not an integrated component of our Ford North America reporting unit.  Accordingly, the full amount of APCO's goodwill, $112 million, was classified within Assets of discontinued/held-for-sale operations at December 31, 2006.

Aston Martin Lagonda Group Limited ("Aston Martin").  Aston Martin was owned primarily through our wholly-owned subsidiary, Jaguar Cars Limited, and has been a component of our PAG reporting unit.  Its operations were integrated with our other PAG reporting entities, sharing, among other things, certain facilities and tooling, intellectual property, in-bound logistics, information technology services, and parts supply.

During the second quarter of 2007, we sold Aston Martin.  Accordingly, we commissioned a third-party valuation to determine an appropriate allocation of goodwill for Aston Martin based on its fair value relative to the overall fair value of PAG.  The third-party valuation used discounted cash flow and market methods of determining fair value, which resulted in $434 million of goodwill being allocated to Aston Martin.  We deemed the third-party valuations to be appropriate, and we classified the goodwill allocated to Aston Martin within Assets of discontinued/held-for-sale operations as of March 31, 2007.  The goodwill remaining in our PAG reporting unit was tested at March 31, 2007, and no goodwill impairment was necessary.

Land Rover Deferred Tax.  During the second quarter of 2007, we settled a tax matter related to the acquisition of Land Rover which resulted in a reduction of PAG goodwill of $108 million.  See Note 6 for additional information.

Exchange Translation.  The net foreign currency translation adjustment for the first half of 2007 resulted in an increase in PAG goodwill of $56 million.

In addition to the goodwill presented in the above table, included within Automotive equity in net assets of affiliated companies was goodwill of $249 million at June 30, 2007.

Other Intangibles

The components of identifiable intangible assets are as follows (in millions):

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets	Gross Carrying Amount	Less: Accumulated Amortization	Net Intangible Assets
Automotive Sector
Tradename	$502	$—	$502	$491	$—	$491
Distribution networks	372	(103)	269	372	(98)	274
Manufacturing and production incentive rights	273	(34)	239	246	—	246
Other	273	(171)	102	240	(157)	83
Total Automotive Sector	1,420	(308)	1,112	1,349	(255)	1,094
Total Financial Services Sector	4	(4)	—	4	(4)	—
Total	$1,424	$(312)	$1,112	$1,353	$(259)	$1,094

Our identifiable intangible assets are comprised of a non-amortizable tradename, distribution networks with a useful life of 40 years, manufacturing and production incentive rights with a useful life of 4 years, and other intangibles with various amortization periods (primarily patents, customer contracts, technology, and land rights).

Pre-tax amortization expense related to these intangible assets was as follows (in millions):

	First Half
	2007	2006
Pre-tax amortization expense	$47	$12

Excluding the impact of foreign currency translation, intangible asset amortization is forecasted to range from $80 million to $90 million per year for the next four years and $20 million to $30 million thereafter.

Item 1. Financial Statements (Continued)

NOTE 4. VARIABLE INTEREST ENTITIES

We consolidate VIEs of which we are the primary beneficiary.  The liabilities recognized, as a result of consolidating these VIEs, do not represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIEs.  Conversely, assets recognized as a result of consolidating these VIEs do not represent additional assets that could be used to satisfy claims against our general assets.

Reflected in our June 30, 2007 and December 31, 2006 balance sheets are consolidated VIE assets of $5.9 billion and $5.6 billion, respectively, for our Automotive sector and $77.8 billion and $69.5 billion, respectively, for our Financial Services sector.  Included in Automotive consolidated VIE assets are $592 million and $488 million of cash and cash equivalents at June 30, 2007 and December 31, 2006, respectively.  For our Financial Services sector, consolidated VIE assets included $7.5 billion and $3.7 billion in cash and cash equivalents and $70.3 billion and $65.8 billion of receivables and beneficial interests in net investment in operating leases at June 30, 2007 and December 31, 2006, respectively.

We have several investments in other entities determined to be VIEs of which we are not the primary beneficiary.  The risks and rewards associated with our interests in these entities are based primarily on ownership percentages.  Our maximum exposure was $187 million and $294 million for our Automotive sector and $219 million and $182 million for our Financial Services sector at June 30, 2007 and December 31, 2006, respectively.  Any potential losses associated with these VIEs would be limited to the value of our invested capital or equity rights and, where applicable, receivables due from the VIEs.

Our Financial Services sector consists primarily of Ford Motor Credit Company LLC ("Ford Credit").  Ford Credit uses special purpose entities ("SPEs") that are considered VIEs for most of our on-balance sheet securitizations.  Ford Credit also sells finance receivables to bank-sponsored asset-backed commercial paper issuers that are SPEs of the sponsor bank; these SPEs are not consolidated by us.  The outstanding balance of finance receivables that have been sold by Ford Credit to the SPEs of the sponsored banks was approximately $4.5 billion and $5.2 billion at June 30, 2007 and December 31, 2006, respectively.

NOTE 5. EMPLOYEE SEPARATION ACTIONS

Automotive Sector

General

In 2006, we announced a major business improvement plan for our North American Automotive operations, which we refer to as the Way Forward plan.  As part of this plan, we began implementing a number of different employee separation actions during 2006, our accounting for which is dependent on the design of the individual benefit action.

Jobs Bank Benefits Reserve

We expense Jobs Bank Benefits (see Note 17 of the Notes to the Financial Statements in our 2006 Form 10-K Report) expected to be provided to our hourly employees in accordance with our International Union, United Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") and National Automobile, Aerospace, Transportation and General Workers Union of Canada ("CAW") collective bargaining agreements at facilities that will be permanently idled.  We recorded an expense in Automotive cost of sales, and the following table summarizes the activity in the related Jobs Bank Benefits reserve:

	Reserve (in millions)		Number of employees
	First Half 2007	Full Year 2006	First Half 2007	Full Year 2006
Beginning balance	$1,036	$—	10,728	—
Additions to Jobs Bank/transfers from voluntary separation program (i.e., rescissions)	194	2,583	1,910	25,849
Voluntary separations and relocations	(224)	(1,445)	(3,775)	(15,121)
Benefit payments and other adjustments	(126)	(102)	—	—
Ending balance	$880	$1,036	8,863	10,728

Item 1. Financial Statements (Continued)

NOTE 5. EMPLOYEE SEPARATION ACTIONS (Continued)

Separation Actions

The cost of voluntary employee separation actions are recorded at the time of an employee's acceptance, unless the acceptance requires explicit approval by the Company.  The costs of conditional voluntary separations are accrued when all conditions are satisfied.  The costs of involuntary separation programs are accrued when management has approved the program and the affected employees are identified.

UAW Voluntary Separations.  During 2006, we offered voluntary separation packages to our entire UAW hourly workforce and established a reserve for the costs associated with this action.  We recorded an expense in Automotive cost of sales and the following table summarizes the activity in the related separation reserve:

	Reserve (in millions)		Number of employees
	First Half 2007	Full Year 2006	First Half 2007	Full Year 2006
Beginning balance	$2,435	$—	26,351	—
Voluntary acceptances, including transfers from Jobs Bank	—	3,240	—	36,623
Payments/terminations	(1,464)	(788)	(17,097)	(10,084)
Rescissions	(253)	(17)	(2,759)	(188)
Ending balance	$718	$2,435	6,495	26,351

Other Employee Separation Actions.  Most salaried employee separations within the United States were completed by the end of the first quarter of 2007, and were achieved through early retirements, voluntary separations, and involuntary separations where necessary.  These actions resulted in pre-tax charges of $1 million and $7 million in the second quarter of 2007 and 2006 and $154 million and $10 million during the first half of 2007 and 2006, respectively, reported in Automotive cost of sales and Selling, administrative and other expenses.

The following table shows pre-tax charges for other hourly and salaried employee separation actions for the second quarter and first half of 2007 and 2006 (in millions).  These charges are reported in Automotive cost of sales and Selling, administrative and other expenses.

	Second Quarter		First Half
	2007	2006	2007	2006
Ford Canada	$26	$—	$194	$14
Ford Europe	21	12	27	40
PAG	21	15	28	17
Ford Asia Pacific and Africa	1	—	3	—

The charges above exclude costs for pension and other postretirement employee benefits ("OPEB").  For further information, see Note 10 for employee separation costs related to pension, postretirement health care and life insurance benefits.

Financial Services Sector

Separation Actions

In the first half of 2007, we recognized pre-tax charges of $43 million in Selling, administrative and other expenses for employee separation actions in the United States and in Canada.  These actions were associated with Ford Credit's North American business transformation initiative (i.e., the consolidation of its North American branches into its seven existing business centers).  These charges exclude costs for pension and OPEB.  For further information, see Note 10 for employee separation costs related to pension, postretirement health care and life insurance benefits.

Item 1. Financial Statements (Continued)

NOTE 6. INCOME TAXES

Generally, for interim tax reporting one single tax rate is estimated for tax jurisdictions not subject to a valuation allowance, which is applied to the year-to-date ordinary income/loss.  However, we manage our operations by multi-jurisdictional business units and thus are unable to reasonably compute one overall estimated annual effective tax rate.  Accordingly, our worldwide tax provision is calculated pursuant to Financial Accounting Standards Board ("FASB") Interpretation No. 18, Accounting for Income Taxes in Interim Periods, which provides that the tax (or benefit) in each foreign jurisdiction, not subject to a valuation allowance, be separately computed as ordinary income/loss occurs within the jurisdiction.

In June 2006, FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 ("FIN 48").  FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Pursuant to FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

We adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, we recorded an increase of $1.3 billion to Retained earnings.  The favorable impact to Retained earnings is primarily the result of recognizing a receivable of approximately $1.5 billion associated with refund claims and related interest for prior years that meet the "more-likely-than-not" recognition threshold of FIN 48.  These prior year refund claims and related interest were not recognized as of December 31, 2006 because they were considered gain contingencies under Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies and could not be recognized until the contingency lapsed.  The amount of gross unrecognized tax benefits at January 1, 2007 was $1.7 billion, of which $471 million would affect our effective tax rate, if recognized.

Examinations by tax authorities have been completed through 1998 in the United Kingdom, 1999 in Germany, and 2000 in Canada, Sweden, and the United States.

Effective with the adoption of FIN 48, we have elected to recognize accrued interest related to unrecognized tax benefits and tax-related penalties in the Provision for/(benefit from) income taxes on our consolidated statement of income.  As of January 1, 2007, we had recorded a liability of $221 million for the payment of interest.  During the second quarter of 2007, we recorded an additional liability of $127 million in interest and inflationary adjustments related to interest refunds in dispute for tax refunds received in prior periods.

During the second quarter of 2007, we settled tax matters related to the acquisition of Land Rover with the U.K. tax authorities.  The final resolution resulted in an increase in deferred tax assets and a corresponding decrease in goodwill.  The increase in deferred tax assets resulted in an increase in the valuation allowance of $108 million.

NOTE 7. DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, AND OTHER DISPOSITIONS

Discontinued Operations

APCO.  On April 2, 2007, the management team of APCO, together with Trident IV, L.P., a private equity fund managed by Stone Point Capital LLC, purchased APCO from us.  This transaction was the result of the ongoing strategic review of our operations.  As a result of the transaction, we received $180 million as gross proceeds on the sale.  In the second quarter of 2007, we realized a pre-tax gain of $51 million (net of transaction costs and working capital adjustments), reported in Income/(loss) from discontinued operations.

Item 1. Financial Statements (Continued)

NOTE 7. DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, AND OTHER DISPOSITIONS (Continued)

The assets and liabilities of APCO that were classified as a discontinued operation at April 2, 2007 and December 31, 2006 are summarized as follows (in millions):

	April 2, 2007	December 31, 2006
Assets
Cash and cash equivalents	$16	$—
Receivables	18	20
Net property	8	8
Goodwill	112	112
Other assets	13	16
Total assets of the discontinued operations	$167	$156

Liabilities
Payables	$22	$16
Other liabilities	21	22
Total liabilities of the discontinued operations	$43	$38

At June 30, 2007, there were no assets or liabilities on our balance sheet related to APCO.

The results of discontinued operations for the Automotive sector are as follows (in millions):

	Second Quarter		First Half
	2007	2006	2007	2006
Sales and revenues	$1	$16	$13	$28

Operating income/(loss) from discontinued operations	$(1)	$7	$2	$10
Gain/(loss) on discontinued operations	51	3	51	3
(Provision for)/benefit from income taxes	(18)	(4)	(19)	(5)
Income/(loss) from discontinued operations	$32	$6	$34	$8

Held-for-Sale Operations

Aston Martin.  In order to restructure our core Automotive operations and build liquidity, on March 12, 2007, we announced that we had entered into a definitive agreement to sell Aston Martin.  On May 31, 2007, Ford Motor Company and its subsidiary Jaguar Cars Limited completed the sale of our 100% interest in Aston Martin.  Under the terms of the transaction, we received $931 million (£474 million) in gross proceeds through a combination of cash and preferred stock in Primrose Cove, Ltd., the holding company of the acquirer.  As a result of the sale, we recognized a pre-tax gain of $187 million (net of transaction costs and working capital adjustments) reported in Automotive interest income and other non-operating income/(expense), net.

The assets and liabilities of Aston Martin that were classified as a held-for-sale operation at May 31, 2007 and December 31, 2006 are summarized as follows (in millions):

	May 31, 2007	December 31, 2006
Assets
Cash and cash equivalents	$67	$(2)
Receivables	62	80
Inventories	123	93
Net property	266	251
Goodwill and other net intangible assets*	438	4
Other assets	3	22
Total assets of the held-for-sale operations	$959	$448

Liabilities
Payables	$111	$106
Other liabilities	109	102
Total liabilities of the held-for-sale operations	$220	$208
__________
*       For further discussion of goodwill allocated to Aston Martin, see Note 3.

At June 30, 2007, there were no assets or liabilities on our balance sheet related to Aston Martin.

Item 1. Financial Statements (Continued)

NOTE 7. DISCONTINUED OPERATIONS, HELD-FOR-SALE OPERATIONS, AND OTHER DISPOSITIONS (Continued)

Automotive Components Holdings, LLC ("ACH").  In April 2007, ACH committed to sell its Converca I plant in Mexico, which produces power transfer units, to Linamar Corporation.  We expect to complete the sale during the third quarter of 2007.  Accordingly, we have reported Converca I as held-for-sale.  As a result of the transaction, we expect to receive an amount approximately equal to the book value of the plant during the third quarter of 2007.

The assets of Converca I classified as a held-for-sale operation are summarized as follows (in millions):

	June 30, 2007	December 31, 2006
Assets
Inventories	$14	$15
Net property	51	50
Total assets of the held-for-sale operations	$65	$65

European dealerships.  In April 2007, we committed to sell three European dealership operations.  As a result of the transaction, we recorded a pre-tax loss of $17 million in Automotive interest income and other non-operating income/(expense), net.

The assets and liabilities of the three dealerships classified as held-for-sale operations at June 30, 2007 and December 31, 2006 are summarized as follows (in millions):

	June 30, 2007	December 31, 2006
Assets
Cash and cash equivalents	$8	$—
Receivables	27	25
Inventories	50	46
Net property	15	14
Other assets	1	1
Total assets of the held-for-sale operations	$101	$86

Liabilities
Payables	$12	$11
Other liabilities	2	6
Total liabilities of the held-for-sale operations	$14	$17

Other Dispositions

ACH has entered into non-binding agreements for the sale of five of its businesses.  The following table lists the businesses with their corresponding products:

Sheldon Road plant	Produces heating, ventilating and cooling assemblies; heat exchangers; and manual control panel components

Milan plant	Produces fuel tanks and bumper fascias

Monroe plant	Produces catalytic converters, driveshafts, and springs (driveshaft business only included in agreement – not the plant itself)

Nashvillle, Tulsa, and VidrioCar (Mexico) plants	Produces automotive and architectural glass products

Sandusky plant	Produces lighting components

Each of these sales is conditional on a successful negotiation by the buyer of labor terms with the UAW, which has not been completed.  Therefore, none has yet reached held-for-sale status.

Item 1. Financial Statements (Continued)

NOTE 8. AMOUNTS PER SHARE OF COMMON AND CLASS B STOCK

The calculation of diluted income per share of Common and Class B Stock takes into account the effect of common stock equivalents, such as stock options and convertible securities, considered to be potentially dilutive.  Basic and diluted income/(loss) per share were calculated using the following (in millions):

	Second Quarter			First Half
	2007	2006		2007		2006
Basic and Diluted Income/(Loss)
Basic income/(loss) from continuing operations	$718	$(323)		$434		$(1,748)
Effect of dilutive senior convertible notes	34	—	(a)	69		—	(a)
Effect of dilutive convertible trust preferred securities	54	—	(b)	—	(b)	—	(b)
Diluted income/(loss) from continuing operations	$806	$(323)		$503		$(1,748)

Basic and Diluted Shares
Average shares outstanding	1,896	1,876		1,895		1,870
Restricted and uncommitted-ESOP shares	(1)	(1)		(2)		(2)
Basic shares	1,895	1,875		1,893		1,868
Net dilutive options and restricted and uncommitted-ESOP shares	11	—	(c)	10		—	(c)
Dilutive senior convertible notes	538	—	(a)	538		—	(a)
Dilutive convertible trust preferred securities	282	—	(b)	—	(b)	—	(b)
Diluted shares	2,726	1,875		2,441		1,868
__________
Not included in calculation of diluted earnings per share due to their antidilutive effect:
(a)   538 million shares and the related income effect for senior convertible notes (issued December 15, 2006).
(b)   282 million shares and the related income effect for convertible trust preferred securities.
(c)   4 million contingently-issuable shares for the second quarter of 2006 and first half of 2006.

Item 1. Financial Statements (Continued)

NOTE 9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Our operations are exposed to global market risks, including the effect of changes in foreign currency exchange rates, certain commodity prices and interest rates.  We enter into various derivatives, including interest rate, foreign currency and commodity forwards, options and swaps to manage the financial and operational exposure arising from these risks. We have elected to apply hedge accounting to certain of these derivative instruments.  Refer to Note 22 of the Notes to the Financial Statements in our 2006 Form 10-K Report for a more detailed description of our derivative instruments and hedge accounting designations.

Income Statement Effect of Derivative Instruments

The following table summarizes the estimated pre-tax gains/(losses) for each type of hedge designation for the Automotive and Financial Services sectors (in millions):

	Second Quarter		First Half
	2007	2006	2007	2006	Income Statement Classification
Automotive Sector
Cash flow hedges:
Ineffectiveness and impact of discontinued hedges (a)	$177	$(2)	$187	$(3)	Automotive cost of sales
Net investment hedges:
Ineffectiveness	—	3	(1)	19	Automotive cost of sales
Derivatives not designated as hedging instruments:
Commodities	9	91	41	271	Automotive cost of sales
Foreign currency forward contracts (b)	13	27	21	40	Automotive cost of sales
Other	(4)	52	(58)	53	Automotive cost of sales/Automotive interest income and other non-operating income/(expense), net

Financial Services Sector
Fair value hedges:
Ineffectiveness	$—	$1	$—	$9	Financial Services revenues
Net interest settlements and accruals excluded from the assessment of hedge effectiveness	—	4	—	12	Interest expense
Foreign exchange revaluation adjustments excluded from the assessment of hedge effectiveness (b) (c)	—	41	—	65	Financial Services revenues
Derivatives not designated as hedging instruments:
Interest rate swaps	(268)	(184)	(238)	(442)	Financial Services revenues
Foreign currency swaps and forward contracts (b)	(454)	(125)	(461)	(50)	Financial Services revenues
Other	—	—	—	—	Financial Services revenues
__________
(a)	Includes reclassifications from Other comprehensive income/(loss) in the amount of $182 million attributable to Jaguar and Land Rover forecasted derivative transactions probable to not occur.
(b)
These gains/(losses) were related to foreign currency derivatives and were substantially offset by net revaluation impacts on foreign denominated debt, which were recorded to the same income statement line item as the hedge gains/(losses).

(c)	Amount represents the portion of the derivative's fair value attributable to the change in foreign currency exchange rates.

Balance Sheet Effect of Derivative Instruments

The fair value of derivatives reflects the price that a third party would be willing to pay or receive in arm's length transactions and includes mark-to-market adjustments to reflect the effects of changes in the related index.  The following table summarizes the estimated fair value of our derivative instruments (in millions):

	June 30, 2007		December 31, 2006
	Fair Value Assets	Fair Value Liabilities	Fair Value Assets	Fair Value Liabilities
Automotive Sector
Cash flow hedges	$862	$385	$1,736	$860
Net investment hedges	—	—	6	—
Derivatives not designated as hedging instruments	747	299	977	256
Total derivative instruments	$1,609	$684	$2,719	$1,116
Financial Services Sector
Fair value hedges	$—	$—	$111	$1
Derivatives not designated as hedging instruments	1,626	1,321	2,334	891
Impact of netting agreements	(595)	(595)	(641)	(641)
Total derivative instruments	$1,031	$726	$1,804	$251

Item 1. Financial Statements (Continued)

NOTE 10. RETIREMENT BENEFITS

Pension, postretirement health care and life insurance benefit expense is summarized as follows (in millions):

	Second Quarter
	Pension Benefits				Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance
	2007	2006	2007	2006	2007	2006
Service cost	$105	$176	$161	$171	$95	$198
Interest cost	658	595	399	341	449	548
Expected return on assets	(870)	(841)	(467)	(396)	(66)	(129)
Amortization of:
Prior service costs/(credits)	66	115	27	30	(246)	(160)
(Gains)/losses and other	13	35	110	138	181	229
Separation programs	(11)	5	49	18	(7)	—
(Gain)/loss from curtailment	—	489	—	—	(148)	2
Costs allocated to Visteon	—	—	—	—	1	1
Net expense/(income)	$(39)	$574	$279	$302	$259	$689

	First Half
	Pension Benefits				Health Care and
	U.S. Plans		Non-U.S. Plans		Life Insurance
	2007	2006	2007	2006	2007	2006
Service cost	$226	$354	$321	$342	$189	$377
Interest cost	1,305	1,189	794	678	895	1,095
Expected return on assets	(1,740)	(1,676)	(930)	(795)	(133)	(258)
Amortization of:
Prior service costs/(credits)	134	233	53	60	(514)	(320)
(Gains)/losses and other	26	59	221	269	371	458
Separation programs	821	20	126	34	15	—
(Gain)/loss from curtailment	176	903	(14)	—	(1,108)	2
Costs allocated to Visteon	—	—	—	—	2	2
Net expense/(income)	$948	$1,082	$571	$588	$(283)	$1,356

In the first quarter of 2007, we recorded a $176 million curtailment loss for the U.S. salaried pension plan, a $14 million curtailment gain for the Canadian hourly pension plan, and a $960 million curtailment gain for the U.S. hourly retiree health care plan.  In the second quarter of 2007, we recorded an additional $148 million curtailment gain for the U.S. hourly retiree health care plan.  These amounts are associated with employee separations related to the Way Forward plan, and are recorded in Automotive cost of sales and Selling, administrative and other expenses.

The weighted average discount rate assumption used at June 30, 2007 to determine the U.S. OPEB obligation was 6.18%.  The weighted average initial health care cost trend rate was 6% for the 2007 calendar year.

Plan Contributions and Drawdowns

Our policy for funded plans is to contribute annually, at a minimum, amounts required by applicable laws, regulations, and union agreements.  From time to time, we make contributions beyond those legally required.

Pension.  In the first half of 2007, we contributed about $1.5 billion to our worldwide pension plans, including benefit payments paid directly by the Company for unfunded plans.  We expect to contribute from Automotive cash and cash equivalents an additional $700 million in 2007, for a total of $2.2 billion this year.  Based on current assumptions and regulations, we do not expect to have a legal requirement to fund our major U.S. pension plans in 2007.

Health Care and Life Insurance.  During the first half of 2007, we withdrew $300 million from our Voluntary Employee Beneficiary Association trust ("VEBA") as reimbursement for U.S. hourly retiree benefit payments.

Item 1. Financial Statements (Continued)

NOTE 10. RETIREMENT BENEFITS (Continued)

Pension Asset Investment

Target pension asset allocations disclosed in our 2006 Form 10-K Report were about 70% equity investment and 30% fixed income investment, with less than one percent in alternative investments (such as private equity).  In July 2007, in order to reduce the volatility of the value of our U.S. pension assets relative to U.S. pension liabilities, we changed our investment strategy to reduce the proportion of equity investments and increase the proportion of assets in fixed income and alternative investments.  We expect our asset allocation for our U.S. plans at year-end 2007 to be about 50% equity investments, 45% fixed income investments, and up to 5% alternative investments.

NOTE 11. SEGMENT INFORMATION

(In millions)
	Automotive Sector
	Ford North America	Ford South America	Total Americas	Ford Europe	PAG	Total Ford Europe & PAG	Ford Asia Pacific & Africa/Mazda	Other	Total
SECOND QUARTER 2007
Sales/Revenues
External customer	$18,791	$1,827	$20,618	$9,203	$8,388	$17,591	$1,897	$—	$40,106
Intersegment	65	—	65	238	75	313	—	—	378
Income
Income/(loss) before income taxes	(76)	255	179	184	466	650	99	(107)	821

SECOND QUARTER 2006
Sales/Revenues
External customer	$19,155	$1,289	$20,444	$7,526	$7,768	$15,294	$2,073	$—	$37,811
Intersegment	159	—	159	234	46	280	(56)	—	383
Income
Income/(loss) before income taxes	(1,271)	99	(1,172)	171	(180)	(9)	173	(85)	(1,093)

	Financial Services Sector (a)				Total Company

	Ford Credit	Other	Elims	Total	Elims (b)	Total
SECOND QUARTER 2007
Sales/Revenues
External customer	$4,075	$61	$—	$4,136	$—	$44,242
Intersegment	223	8	(4)	227	(605)	—
Income
Income/(loss) before income taxes	112	(7)	—	105	—	926

SECOND QUARTER 2006
Sales/Revenues
External customer	$3,998	$69	$—	$4,067	$—	$41,878
Intersegment	155	8	(1)	162	(545)	—
Income
Income/(loss) before income taxes	435	(10)	—	425	—	(668)
__________
(a)	Financial Services sector’s interest income is recorded as Financial Services revenues.
(b)	Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 11. SEGMENT INFORMATION (Continued)

(In millions)

	Automotive Sector
	Ford North America	Ford South America	Total Americas	Ford Europe	PAG	Total Ford Europe & PAG	Ford Asia Pacific & Africa/Mazda	Other	Total
FIRST HALF 2007
Sales/Revenues
External customer	$37,014	$3,110	$40,124	$17,835	$16,775	$34,610	$4,002	$—	$78,736
Intersegment	317	—	317	425	138	563	—	—	880
Income
Income/(loss) before income taxes	(779)	368	(411)	392	857	1,249	93	(448)	483
Total assets at June 30									123,192

FIRST HALF 2006
Sales/Revenues
External customer	$38,912	$2,451	$41,363	$14,300	$14,893	$29,193	$4,216	$—	$74,772
Intersegment	411	—	411	524	114	638	4	—	1,053
Income
Income/(loss) before income taxes	(4,232)	247	(3,985)	227	(31)	196	220	(247)	(3,816)
Total assets at June 30									120,570

	Financial Services Sector (a)				Total Company

	Ford
	Credit	Other	Elims	Total	Elims (b)	Total
FIRST HALF 2007
Sales/Revenues
External customer	$8,394	$131	$—	$8,525	$—	$87,261
Intersegment	441	14	(6)	449	(1,329)	—
Income
Income/(loss) before income taxes	406	(7)	—	399	—	882
Total assets at June 30	165,461	10,647	(10,634)	165,474	(727)	287,939

FIRST HALF 2006
Sales/Revenues
External customer	$7,763	$132	$—	$7,895	$—	$82,667
Intersegment	312	16	(3)	325	(1,378)	—
Income
Income/(loss) before income taxes	817	(17)	—	800	—	(3,016)
Total assets at June 30	162,266	10,343	(9,416)	163,193	(759)	283,004
__________
(a)  Financial Services sector’s interest income is recorded as Financial Services revenues.
(b)  Includes intersector transactions occurring in the ordinary course of business.

Item 1. Financial Statements (Continued)

NOTE 12. GUARANTEES

The fair values of guarantees and indemnifications during 2007 and 2006 are recorded in the financial statements and are de minimis.

At June 30, 2007, the following guarantees were issued and outstanding:

Guarantees related to affiliates and third parties.  We guarantee debt and lease obligations of certain joint ventures, as well as certain financial obligations of outside third parties to support our business and objectives.  Expiration dates vary, and guarantees will terminate on payment and/or cancellation of the obligation.  A payment by us would be triggered by failure of the primary obligor to fulfill its obligation covered by the guarantee.  In some circumstances, we are entitled to recover from the third party amounts paid by us under the guarantee.  However, our ability to enforce these rights is sometimes stayed until the guaranteed party is paid in full, and may be limited in the event of insolvency of the third party or other circumstances.  The maximum potential payments under these guarantees total $9.9 million.

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

On December 21, 2005, we completed the sale of The Hertz Corporation ("Hertz").  As part of this transaction, we provided cash-collateralized letters of credit in an aggregate amount of $200 million to support the asset-backed portion of the buyer's financing for the transaction and deferred a portion of the gain recognized on the sale in an amount equal to the fair value of the guarantee.  As of June 30, 2007, the deferred gain related to the letters of credit was $20 million, which represents the estimated fair value of our guarantee.  For further discussion of these letters of credit, see Note 27 of the Notes to the Financial Statements in our 2006 Form 10-K Report.

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

We also have guarantees outstanding associated with our wholly-owned subsidiary trust, Ford Motor Company Capital Trust II ("Trust II").  For further discussion of Trust II, see Notes 15 and 20 of the Notes to the Financial Statements in our 2006 Form 10-K Report.

Indemnifications.  We regularly evaluate the probability of having to incur costs associated with indemnifications contained in contracts to which we are a party, and have accrued for expected losses that are probable and for which a loss can be estimated.  During the second quarter of 2007,there were no significant changes to our indemnifications.

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

	First Half
	2007	2006
Beginning balance	$5,995	$6,243
Payments made during the period	(1,949)	(2,060)
Changes in accrual related to warranties issued during the period	1,860	1,947
Changes in accrual related to pre-existing warranties	(186)	132
Foreign currency translation and other	121	121
Ending balance	$5,841	$6,383

Extended Service Plans.  Fees or premiums for the issuance of extended service plans are recognized in income over the contract period in proportion to the costs expected to be incurred in performing services under the contract.

Item 1. Financial Statements (Continued)

NOTE 13. COMPREHENSIVE INCOME/(LOSS)

Total comprehensive income/(loss) is summarized as follows (in millions):

	Second Quarter		First Half
	2007	2006	2007	2006
Net income/(loss)	$750	$(317)	$468	$(1,740)
Other comprehensive income/(loss)
Foreign currency translation	658	1,289	686	1,467
Employee benefit related	375	1,180	(547)	1,146
Gain/(loss) on derivative instruments	(78)	426	(407)	681
Net holding gain/(loss)	5	(4)	(32)	(17)
Total other comprehensive income/(loss)	960	2,891	(300)	3,277
Total comprehensive income/(loss)	$1,710	$2,574	$168	$1,537

NOTE 14. SUBSEQUENT EVENTS

On August 3, 2007, we completed a conversion offer related to the outstanding 6.50% Cumulative Convertible Trust Preferred Securities, with an aggregate liquidation preference of $5.0 billion (the "Trust Preferred Securities") of Ford Motor Company Capital Trust II.  Each Trust Preferred Security is convertible into 2.8249 shares of Ford Common Stock pursuant to the conversion terms applicable to Trust Preferred Securities.  In July 2007, we offered to holders of Trust Preferred Securities a conversion premium in the form of 1.7468 additional shares of Ford Common Stock per Trust Preferred Security converted pursuant to this offer.  As a result of this offer, which expired on July 31, 2007, 42,543,071 Trust Preferred Securities with an aggregate liquidation preference of $2.1 billion were converted into an aggregate 194,494,157 shares of Ford Common Stock.  We will record a one-time pre-tax expense in the third quarter of 2007 equal to $632 million (i.e., 74,314,236 premium shares issued multiplied by $8.51, which was the closing trading price per share of Ford Common Stock on July 31, 2007 on the New York Stock Exchange).  The after-tax impact on net income of this conversion is estimated to be $258 million.  As a result of this conversion offer, we will no longer incur annual pre-tax interest expense of $138 million related to the Trust Preferred Securities that were converted, and our total stockholders’ equity will increase by $2.1 billion.

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders
Ford Motor Company:

We have reviewed the accompanying consolidated balance sheet of Ford Motor Company and its subsidiaries as of June 30, 2007, and the related consolidated statements of income for each of the three-month and six-month periods ended June 30, 2007 and 2006 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2007 and 2006.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of cash flows and of stockholders’ equity for the year then ended (not presented herein), and in our report dated February 27, 2007, we expressed an unqualified opinion (with explanatory paragraphs relating to changes in its method of accounting for conditional asset retirement obligations in 2005 and the method of accounting for defined benefit pension and other postretirement plans, the timing of the annual goodwill and other intangible assets impairment testing, and the amortization method for special tools in 2006) on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information which reflects the reclassification of the assets and liabilities of various operations as discontinued/held-for-sale as described in Note 7 as of December 31, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Detroit, Michigan
August 7, 2007

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

SECOND QUARTER RESULTS OF OPERATIONS

Our worldwide net profit was $750 million or $0.31 per share of Common and Class B Stock in the second quarter of 2007, improved from a loss of $317 million or $0.17 per share in the second quarter of 2006.

Results by business sector for the second quarter of 2007 and 2006 are shown below (in millions):

	Second Quarter
	2007	2006	2007 Over/ (Under) 2006
Income/(loss) before income taxes
Automotive sector	$821	$(1,093)	$1,914
Financial Services sector	105	425	(320)
Total Company	926	(668)	1,594
Provision for/(benefit from) income taxes	123	(364)	487
Minority interests in net income/(loss) of subsidiaries *	85	19	66
Income/(loss) from continuing operations	718	(323)	1,041
Income/(loss) from discontinued operations	32	6	26
Net income/(loss)	$750	$(317)	$1,067
__________
*
Primarily related to Ford Europe's consolidated 41%-owned affiliate, Ford Otosan.  The increase in Minority interests in net income/(loss) of subsidiaries primarily reflected higher tax expense in 2006 related to tax law changes in the country of Turkey.  The pre-tax results for Ford Otosan were $139 million and $153 million in the second quarter of 2007 and 2006, respectively.

Included in Income/(loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”).  The following table details the second quarter 2007 and 2006 special items by segment or business unit (in millions):

	Second Quarter – Income/(Loss)
	2007	2006
Ford North America
Retiree health care curtailment gain	$148	$—
Jobs Bank Benefits and personnel-reduction programs	55	7
Pension curtailment charges	—	(489)
Total Ford North America	203	(482)
Ford Europe
Personnel-reduction programs/Other	(78)	(14)
PAG
Sale of Aston Martin (primarily the gain on sale)	206	—
Recognition of previously deferred hedging gains (relating to Jaguar and Land Rover)	182	—
Personnel-reduction programs/Other	(62)	(18)
Ford Asia Pacific and Africa/Mazda
Mazda pension transfer	—	137
Personnel-reduction programs	(8)	—
Total Automotive sector	$443	$(377)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The discussion below of Automotive and Financial Services sector results of operations is on a pre-tax basis.

AUTOMOTIVE SECTOR

Details by Automotive segment or business unit of Income/(loss) before income taxes for the second quarter of 2007 and 2006 are shown below (in millions):

	Second Quarter
	2007	2006	2007 Over/ (Under) 2006
Americas
Ford North America	$(76)	$(1,271)	$1,195
Ford South America	255	99	156
Total Americas	179	(1,172)	1,351

Ford Europe and PAG
Ford Europe	184	171	13
PAG	466	(180)	646
Total Ford Europe and PAG	650	(9)	659

Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa	18	4	14
Mazda and Associated Operations	81	169	(88)
Total Ford Asia Pacific and Africa/Mazda	99	173	(74)

Other Automotive	(107)	(85)	(22)
Total	$821	$(1,093)	$1,914

Details by Automotive segment or business unit of sales and wholesale unit volumes for the second quarter of 2007 and 2006 are shown below:

	Second Quarter
	Sales (in billions)				Wholesales (a) (in thousands)
	2007	2006	2007 Over/(Under) 2006		2007	2006	2007 Over/(Under) 2006
Americas
Ford North America	$18.8	$19.1	$(0.3)	(2)%	807	907	(100)	(11)%
Ford South America	1.8	1.3	0.5	42	110	89	21	24
Total Americas	20.6	20.4	0.2	1	917	996	(79)	(8)

Ford Europe and PAG
Ford Europe	9.2	7.5	1.7	22	509	466	43	9
PAG	8.4	7.8	0.6	8	203	195	8	4
Total Ford Europe and PAG	17.6	15.3	2.3	15	712	661	51	8

Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa (b)	1.7	1.8	(0.1)	(4)	135	133	2	2
Mazda and Associated Operations (c)	0.2	0.3	(0.1)	(38)	9	16	(7)	(44)
Total Ford Asia Pacific and Africa/Mazda	1.9	2.1	(0.2)	(8)	144	149	(5)	(3)
Total	$40.1	$37.8	$2.3	6	1,773	1,806	(33)	(2)
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

(b)
Included in wholesale unit volumes of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 54,000 and 37,000 units in 2007 and 2006, respectively.  "Sales" above does not include revenue from these units.

(c)	Reflects sales of Mazda6 by our consolidated subsidiary, AutoAlliance International, Inc. ("AAI").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details of Automotive sector market share for selected markets for the second quarter of 2007 and 2006, along with the level of dealer stocks as of June 30, 2007 and 2006, are shown below:

	Market Share				Dealer-Owned Stocks (a) (in thousands)
Market	2007	2006	2007 Over/(Under) 2006		2007	2006	2007 Over/(Under) 2006

U.S. (b)	15.6%	16.7%	(1.1)	pts.	557	796	(239)
South America (b) (c)	10.9	11.1	(0.2)		29	37	(8)
Europe (b) (d)	8.3	8.3	—		338	303	35
PAG – U.S./Europe (d)	1.0/ 2.2	1.0/ 2.1	—/ 0.1		40/70	42/60	(2)/10
Asia Pacific and Africa (b) (e) (f)	2.2	2.5	(0.3)		60	60	—
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily U.S.), Lincoln and Mercury brands.
(c)	South America 2007 market share is based on estimated vehicle retail sales for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	Europe 2007 market share is based, in part, on estimated vehicle registrations for our 19 major European markets (described in "Item 1. Business" of our 2006 Form 10-K Report).
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

Overall Automotive Sector

The improvement in results reflected favorable net pricing (about $900 million), favorable cost changes (about $700 million), the non-recurrence of pension curtailment charges (about $500 million), and the effect of our sale of Aston Martin (about $200 million), offset partially by unfavorable changes in currency exchange rates (about $300 million).  See "First Half Results of Operations – Automotive Sector" for a discussion of cost changes.

The increase in revenues primarily reflected favorable changes in currency exchange rates, favorable product mix, and lower incentives, offset partially by lower wholesale unit volumes more than explained by Ford North America.

Americas

Ford North America Segment.  The improvement in earnings primarily reflected favorable net pricing, the non-recurrence of pension curtailment charges, and favorable cost changes, offset partially by unfavorable volume and mix.  The favorable cost changes primarily reflected reductions in manufacturing and engineering costs, pension and OPEB costs, as well as overhead costs, offset partially by higher net product costs.  The unfavorable volume and mix primarily reflected lower market share, lower dealer inventories, and lower industry volume, offset partially by favorable product mix.

Ford South America Segment.  The increase in earnings primarily reflected favorable net pricing and favorable volume and mix.

Ford Europe and PAG

Ford Europe Segment.  The increase in earnings was more than explained by favorable net pricing and favorable volume and mix, offset partially by unfavorable cost changes and higher charges for personnel-reduction programs and costs associated with U.K. plant closures.  The unfavorable cost changes primarily reflected higher manufacturing and engineering costs, offset partially by reductions in warranty-related costs.

PAG Segment.  The improvement in results primarily reflected favorable cost changes, the effect of our sale of Aston Martin (primarily the gain on sale), recognition of previously deferred hedging gains relating to Jaguar and Land Rover, and favorable net pricing.  These factors were offset partially by unfavorable changes in currency exchange rates.  The favorable cost changes primarily reflected reductions in warranty-related costs (mainly the result of the non-recurrence of adverse 2006 adjustments to warranty accruals), spending-related costs, net product costs, and overhead costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Asia Pacific and Africa/Mazda

Ford Asia Pacific and Africa/Mazda Segment.  The increase in earnings for Ford Asia Pacific and Africa primarily reflected favorable cost changes and improved profits from our equity interests in Chinese joint ventures, offset partially by unfavorable volume and mix and unfavorable changes in currency exchange rates.  The favorable cost changes primarily reflected reductions in manufacturing and engineering, overhead, and advertising and sales promotion costs.

The decrease in earnings for Mazda and Associated Operations primarily reflected the non-recurrence of our share of a gain Mazda realized on the transfer of its pension liabilities back to the Japanese government, offset partially by improved profits from our equity interest in Mazda compared with a year ago.

Other Automotive

The decline in earnings reflected higher interest expense and related costs associated with the higher debt levels that resulted from the financing actions taken in the fourth quarter of 2006, offset partially by increased interest income on a larger gross cash portfolio.  For additional information regarding the financing actions, see Note 15 of the Notes to the Financial Statements in our 2006 Form 10-K Report.

FINANCIAL SERVICES SECTOR

Details of Financial Services sector Income/(loss) before income taxes for the second quarter of 2007 and 2006 are shown below (in millions):

	Second Quarter
	2007	2006	2007 Over/(Under) 2006

Ford Credit	$112	$435	$(323)
Other Financial Services	(7)	(10)	3
Total	$105	$425	$(320)

Ford Credit

The decrease in earnings primarily reflected higher borrowing costs, lower credit loss reserve reductions, higher depreciation expense for leased vehicles (primarily reflecting higher lease volumes, an increase in the percentage of vehicles returned at lease termination and lower expected auction values) and higher net losses related to market valuation adjustments from derivatives.  Lower expenses, primarily reflecting improved operating costs, were a partial offset.

Ford Credit's net finance receivables and net investment in operating leases are shown below (in billions):

	June 30, 2007	December 31, 2006	2007 Over/(Under) 2006

On-Balance Sheet (including on-balance sheet securitizations) *	$140.0	$135.3	$4.7
Securitized Off-Balance Sheet	9.3	12.2	(2.9)
Managed	$149.3	$147.5	$1.8

Serviced	$150.7	$149.5	$1.2
__________
*
At June 30, 2007 and December 31, 2006, includes finance receivables of $60 billion and $56.5 billion, respectively, which have been sold for legal purposes in securitizations that do not satisfy the requirements for accounting sale treatment.  In addition, at June 30, 2007 and December 31, 2006, includes net investment in operating leases of $17 billion and $15.2 billion, respectively, which have been included in securitizations that do not satisfy the requirements for accounting sale treatment.  These underlying securitized assets are available only for payment of the debt or other obligations issued or arising in the securitization transactions; they are not available to pay Ford Credit's other obligations or the claims of Ford Credit's other creditors.

The increase in managed receivables from year-end 2006 primarily reflected changes in currency exchange rates and higher net investment in operating leases, partially offset by lower U.S. retail installment receivables.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The following table shows Ford Credit's worldwide credit losses net of recoveries, which are referred to as charge-offs, and loss-to-receivables ratios, which equal charge-offs for the period on an annualized basis divided by the average amount of receivables outstanding for the period, for the second quarter of 2007 and 2006:

	Second Quarter
	2007	2006	2007 Over/(Under) 2006
Charge-offs (in millions)
On-Balance Sheet	$125	$83	$42
Managed	139	102	37

Loss-to-Receivables Ratios
On-Balance Sheet	0.36%	0.25%	0.11	pts.
Managed	0.38	0.27	0.11

The increase in charge-offs and loss-to-receivables ratios for Ford Credit's on-balance sheet and managed portfolios, principally in the U.S. retail and lease portfolio, primarily reflected lower recoveries and higher loss severity (average loss per repossession), partially offset by lower repossessions.

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

	June 30, 2007	December 31, 2006	2007 Over/(Under) 2006

Allowance for credit losses (in millions)	$1,010	$1,110	$(100)
Allowance as a percentage of end-of-period receivables	0.72%	0.81%	(0.09	) pts.

The decrease in Ford Credit's allowance for credit losses from year-end 2006 primarily reflected historical charge-off trends, consistent with a higher quality retail installment and lease portfolio.

FIRST HALF RESULTS OF OPERATIONS

Our worldwide net profit was $468 million or $0.22 per share of Common and Class B Stock in the first half of 2007, improved from a loss of $1.7 billion or $0.93 per share in the first half of 2006.

Results by business sector for the first half of 2007 and 2006 are shown below (in millions):

	First Half
	2007	2006	2007 Over/ (Under) 2006
Income/(loss) before income taxes
Automotive sector	$483	$(3,816)	$4,299
Financial Services sector	399	800	(401)
Total Company	882	(3,016)	3,898
Provision for/(benefit from) income taxes	305	(1,346)	1,651
Minority interests in net income/(loss) of subsidiaries *	143	78	65
Income/(loss) from continuing operations	434	(1,748)	2,182
Income/(loss) from discontinued operations	34	8	26
Net income/(loss)	$468	$(1,740)	$2,208
__________
*
Primarily related to Ford Europe's consolidated 41%-owned affiliate, Ford Otosan.  The increase in Minority interests in net income/(loss) of subsidiaries primarily reflected higher tax expense in 2006 related to tax law changes in the country of Turkey.  The pre-tax results for Ford Otosan were $237 million and $262 million in the first half of 2007 and 2006, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Included in Income/(loss) before income taxes are items we do not consider indicative of our ongoing operating activities (“special items”).  The following table details the first half 2007 and 2006 special items by segment or business unit (in millions):

	First Half – Income/(Loss)
	2007	2006
Ford North America
Retiree health care curtailment gain	$1,108	$—
Jobs Bank Benefits and personnel-reduction programs	(819)	(1,817)
Pension curtailment charges	(175)	(903)
U.S. plant idlings (primarily fixed-asset write-offs)	—	(281)
Total Ford North America	114	(3,001)
Ford South America
Legal settlement relating to social welfare tax liability	—	11
Ford Europe
Personnel-reduction programs/Other	(89)	(23)
PAG
Sale of Aston Martin (primarily the gain on sale)	214	—
Recognition of previously deferred hedging gains (relating to Jaguar and Land Rover)	182	—
Personnel-reduction programs/Other	(81)	(21)
Ford Asia Pacific and Africa/Mazda
Mazda pension transfer	—	137
Personnel-reduction programs	(10)	—
Total Automotive sector	$330	$(2,897)

The discussion below of Automotive and Financial Services sector results of operations is on a pre-tax basis.

AUTOMOTIVE SECTOR

Details by Automotive segment or business unit of Income/(loss) before income taxes for the first half of 2007 and 2006 are shown below (in millions):

	First Half
	2007	2006	2007 Over/ (Under) 2006
Americas
Ford North America	$(779)	$(4,232)	$3,453
Ford South America	368	247	121
Total Americas	(411)	(3,985)	3,574

Ford Europe and PAG
Ford Europe	392	227	165
PAG	857	(31)	888
Total Ford Europe and PAG	1,249	196	1,053

Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa	(10)	6	(16)
Mazda and Associated Operations	103	214	(111)
Total Ford Asia Pacific and Africa/Mazda	93	220	(127)

Other Automotive	(448)	(247)	(201)
Total	$483	$(3,816)	$4,299

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Details by Automotive segment or business unit of sales and wholesale unit volumes for the first half of 2007 and 2006 are shown below:

	First Half
	Sales (in billions)				Wholesales (a) (in thousands)
	2007	2006	2007 Over/(Under) 2006		2007	2006	2007 Over/(Under) 2006
Americas
Ford North America	$37.0	$38.9	$(1.9)	(5)%	1,530	1,774	(244)	(14)%
Ford South America	3.1	2.5	0.6	27	194	174	20	11
Total Americas	40.1	41.4	(1.3)	(3)	1,724	1,948	(224)	(11)

Ford Europe and PAG
Ford Europe	17.8	14.3	3.5	25	1,009	926	83	9
PAG	16.8	14.9	1.9	13	399	379	20	5
Total Ford Europe and PAG	34.6	29.2	5.4	19	1,408	1,305	103	8

Ford Asia Pacific and Africa/Mazda
Ford Asia Pacific and Africa (b)	3.5	3.5	—	(1)	261	268	(7)	(3)
Mazda and Associated Operations (c)	0.5	0.7	(0.2)	(26)	30	41	(11)	(27)
Total Ford Asia Pacific and Africa/Mazda	4.0	4.2	(0.2)	(5)	291	309	(18)	(6)
Total	$78.7	$74.8	$3.9	5	3,423	3,562	(139)	(4)
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

(b)
Included in wholesale unit volumes of Ford Asia Pacific and Africa are Ford-badged vehicles sold in China and Malaysia by certain unconsolidated affiliates totaling about 93,000 and 72,000 units in 2007 and 2006, respectively.  "Sales" above does not include revenue from these units.

(c)	Reflects sales of Mazda6 by our consolidated subsidiary, AAI.

Details of Automotive sector market share for selected markets for the first half of 2007 and 2006, along with the level of dealer stocks as of June 30, 2007 and 2006, are shown below:

					Dealer-Owned Stocks (a)
	Market Share				(in thousands)
Market	2007	2006	2007 Over/(Under) 2006		2007	2006	2007 Over/(Under) 2006

U.S. (b)	15.3%	16.9%	(1.6)	pts.	557	796	(239)
South America (b) (c)	11.1	11.6	(0.5)		29	37	(8)
Europe (b) (d)	8.7	8.5	0.2		338	303	35
PAG – U.S./Europe (d)	1.1/ 2.3	1.1/ 2.2	—/ 0.1		40/70	42/60	(2)/10)
Asia Pacific and Africa (b) (e) (f)	2.2	2.4	(0.2)		60	60	—
_________
(a)	Dealer-owned stocks represent our estimate of vehicles shipped to our customers (dealers) and not yet sold by the dealers to their retail customers, including some vehicles reflected in our inventory.
(b)	Includes only Ford and, in certain markets (primarily U.S.), Lincoln and Mercury brands.
(c)	South America 2007 market share is based on estimated vehicle retail sales for our six major markets (Argentina, Brazil, Chile, Colombia, Ecuador and Venezuela).
(d)	Europe 2007 market share is based, in part, on estimated vehicle registrations for our 19 major European markets (described in "Item 1. Business" of our 2006 Form 10-K Report).
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Overall Automotive Sector

The improvement in results primarily reflected favorable cost changes (about $1.2 billion), favorable net pricing (about $1.2 billion), retiree health care curtailment gains related to our Ford North America hourly separation programs (about $1.1 billion), the effect of lower charges for Jobs Bank Benefits and personnel-reduction programs (about $1 billion), and lower pension curtailment charges (about $700 million), offset partially by unfavorable changes in currency exchange rates (about $500 million) and unfavorable volume and mix (about $300 million).

The table below details our first half 2007 cost changes at constant volume, mix and exchange, excluding special items and discontinued operations (in billions):

Explanation of Cost Changes		2007 Better/(Worse) Than 2006
Pension and OPEB	Primarily the favorable impact associated with our retiree health care cost sharing agreement with the UAW, ongoing improvements related to curtailments, and higher pension returns.	$0.8
Warranty-related	Primarily improvements in North America (mainly reserve adjustments due to favorable trends in field service actions and basic warranty coverages) and the non-recurrence of adverse 2006 adjustments to Jaguar and Land Rover warranty accruals.	0.7
Manufacturing and engineering	Primarily hourly and salaried personnel reductions and ongoing efficiencies in our plants.	0.6
Spending-related	Primarily lower depreciation and amortization expense more than explained by impairment charges in the third quarter of 2006 for our long-lived assets.	0.3
Overhead	Primarily lower selling and administrative costs.	0.2
Advertising & sales promotions	Primarily increased advertising costs.	(0.1)
Net product costs	Primarily higher costs related to regulatory requirements (e.g., diesel engine emissions), higher commodity costs, and added product features.	(1.3)
	Total	$1.2

The increase in revenues primarily reflected favorable product mix, favorable changes in currency exchange rates, and lower incentives, offset partially by lower wholesale unit volumes more than explained by Ford North America.

Americas

Ford North America Segment.  The improvement in earnings primarily reflected retiree health care curtailment gains related to hourly separation programs, lower charges for Jobs Bank Benefits and personnel-reduction programs, favorable net pricing, favorable cost changes, and lower pension curtailment charges.  These factors were offset partially by unfavorable volume and mix and unfavorable changes in currency exchange rates.  The favorable cost changes primarily reflected reductions in pension and OPEB costs, manufacturing and engineering costs, warranty-related costs, and spending-related costs, offset partially by higher net product costs.

Ford South America Segment.  The increase in earnings primarily reflected favorable net pricing and favorable volume and mix, offset partially by unfavorable cost changes.  The unfavorable cost changes primarily reflected higher net product costs and higher manufacturing and engineering costs, offset partially by lower warranty-related costs.

Ford Europe and PAG

Ford Europe Segment.  The increase in earnings was more than explained by favorable volume and mix, offset partially by unfavorable cost changes and higher charges for personnel-reduction programs and costs associated with U.K. plant closures.  The unfavorable cost changes primarily reflected higher manufacturing and engineering costs, offset partially by lower warranty-related costs.

PAG Segment.  The improvement in results primarily reflected favorable cost changes, the effect of our sale of Aston Martin (primarily the gain on sale), favorable volume and mix, recognition of previously deferred hedging gains relating to Jaguar and Land Rover, and favorable net pricing.  These factors were offset partially by unfavorable changes in currency exchange rates and higher charges for personnel-reduction programs.  The favorable cost changes primarily reflected reductions in warranty-related costs, spending-related costs, and overhead costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Ford Asia Pacific and Africa/Mazda

Ford Asia Pacific and Africa/Mazda Segment.  The decline in results for Ford Asia Pacific and Africa primarily reflected unfavorable volume and mix and unfavorable changes in currency exchange rates, offset partially by favorable cost changes.  The favorable cost changes primarily reflected reductions in manufacturing and engineering costs, advertising and sales promotion costs, overhead costs, and net product costs.

The decrease in earnings for Mazda and Associated Operations primarily reflected the non-recurrence of our share of a gain Mazda realized on the transfer of its pension liabilities back to the Japanese government and the non-recurrence of gains on our investment in Mazda convertible bonds, offset partially by improved profits from our equity interest in Mazda for the period versus prior year results.

Other Automotive

The decline in earnings reflected higher interest expense and related costs associated with the higher debt levels that resulted from the financing actions taken in the fourth quarter of 2006, offset partially by increased interest income on a larger gross cash portfolio.  For additional information regarding the financing actions, see Note 15 of the Notes to the Financial Statements in our 2006 Form 10-K Report.

FINANCIAL SERVICES SECTOR

Details of Financial Services sector Income/(loss) before income taxes for the first half of 2007 and 2006 are shown below (in millions):

	First Half
	2007	2006	2007 Over/(Under) 2006

Ford Credit	$406	$817	$(411)
Other Financial Services	(7)	(17)	10
Total	$399	$800	$(401)

Ford Credit

The decrease in earnings primarily reflected higher borrowing costs, higher depreciation expense for leased vehicles (primarily reflecting higher lease volumes, an increase in the percentage of vehicles returned at lease termination and lower expected auction values), lower credit loss reserve reductions and costs associated with Ford Credit's North American business transformation initiative (i.e., the consolidation of its North American branches into its seven existing business centers).  These factors were partially offset by lower net losses related to market valuation adjustments from derivatives and reductions in other operating costs.

The following table shows Ford Credit's worldwide credit losses net of recoveries, which are referred to as charge-offs, and loss-to-receivables ratios, which equal charge-offs for the period on an annualized basis divided by the average amount of receivables outstanding for the period, for the first half of 2007 and 2006:

	First Half
	2007	2006	2007 Over/(Under) 2006
Charge-offs (in millions)
On-Balance Sheet	$232	$194	$38
Managed	264	238	26

Loss-to-Receivables Ratios
On-Balance Sheet	0.34%	0.29%	0.05	pts.
Managed	0.36	0.32	0.04

The increase in charge-offs and loss-to-receivables ratios for Ford Credit's on-balance sheet and managed portfolios, principally in the U.S. retail and lease portfolio, primarily reflected higher loss severity and lower recoveries, partially offset by lower repossessions.

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

Gross Cash.  Automotive gross cash includes cash and cash equivalents, net marketable securities, loaned securities and certain assets contained in a Voluntary Employee Beneficiary Association trust ("VEBA"), a trust which may be used to pre-fund certain types of company-paid benefits for U.S. employees and retirees.  We include in Automotive gross cash those VEBA assets that are invested in shorter-duration fixed income investments and can be used within 18 months to pay for benefits ("short-term VEBA assets").  Gross cash as of June 30, 2007 and 2006, March 31, 2007 and 2006, and December 31, 2006 and 2005 is detailed below (in billions):

	June 30, 2007	March 31, 2007	December 31, 2006	June 30, 2006	March 31, 2006	December 31, 2005

Cash and cash equivalents	$17.1	$15.7	$16.0	$14.7	$10.1	$13.4
Marketable securities	13.7	16.8	11.3	8.9	9.1	6.9
Loaned securities	4.6	0.7	5.3	—	3.1	3.4
Total cash, marketable securities and loaned securities	$35.4	$33.2	$32.6	$23.6	$22.3	$23.7
Securities-in-transit *	(0.3)	(0.2)	(0.5)	—	—	—
Short-term VEBA assets	2.3	2.2	1.8	—	1.4	1.4
Gross cash	$37.4	$35.2	$33.9	$23.6	$23.7	$25.1
________
*	The purchase or sale of marketable securities for which the cash settlement was not made by period-end and for which there was a payable or receivable recorded on the balance sheet at period-end.

In managing our business, we classify changes in Automotive gross cash into two categories:  operating-related, and other (which includes the impact of certain special items, contributions to funded pension plans, the net effect of the change in our VEBA on gross cash, tax-related transactions, acquisitions and divestitures, capital transactions with the Financial Services sector, dividends paid to shareholders, and other – primarily financing-related).  Our key metrics are operating-related cash flow, which best represents the ability of our Automotive operations to generate cash, and Automotive gross cash.  We believe the cash flow analysis reflected in the table below is useful to investors because it includes in operating-related cash flow elements that we consider to be related to our operating activities (e.g., capital spending) and excludes cash flow elements that we do not consider related to the ability of our operations to generate cash (e.g., tax refunds).  This differs from a cash flow statement presented in accordance with GAAP and differs from Cash flows from operating activities of continuing operations, the most directly comparable GAAP financial measure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Changes in Automotive gross cash for the second quarter and first half of 2007 and 2006 are summarized below (in billions):

	Second Quarter		First Half
	2007	2006	2007	2006
Gross cash at end of period	$37.4	$23.6	$37.4	$23.6
Gross cash at beginning of period	35.2	23.7	33.9	25.1
Total change in gross cash	$2.2	$(0.1)	$3.5	$(1.5)

Operating-related cash flows
Automotive income/(loss) before income taxes	$0.8	$(1.1)	$0.5	$(3.8)
Special items	(0.4)	0.4	(0.3)	2.9
Capital expenditures	(1.3)	(1.6)	(2.6)	(3.4)
Depreciation and special tools amortization	1.8	1.7	3.5	3.5
Changes in receivables, inventories and trade payables	(0.1)	(0.3)	0.7	(0.7)
Other (a)	1.0	1.1	1.1	1.0
Total operating-related cash flows	$1.8	$0.2	$2.9	$(0.5)

Other changes in cash
Cash impact of personnel-reduction programs and Jobs Bank Benefits accrual	(0.4)	(0.3)	(1.7)	(0.6)
Contributions to funded pension plans	(0.4)	(0.2)	(1.2)	(0.5)
Net effect of VEBA on cash	0.4	—	0.7	—
Tax refunds and tax payments from affiliates	—	—	2.0	—
Acquisitions and divestitures	0.9	—	1.0	—
Capital transactions with the Financial Services sector (b)	—	0.4	—	0.6
Dividends to shareholders	—	(0.2)	—	(0.4)
Other (c)	(0.1)	—	(0.2)	(0.1)
Total change in gross cash	$2.2	$(0.1)	$3.5	$(1.5)
__________
(a)
In the second quarter of 2007, Other Operating-related cash flows were primarily driven by timing differences between the expensing of marketing, compensation programs and other accrued liabilities and the payment of those expenses.

(b)	Primarily dividends received from Ford Credit. Beginning in 2007, Ford Credit suspended its regular dividend payments.
(c)	Primarily payments associated with changes in Automotive sector debt.

Shown in the table below is a reconciliation between financial statement Cash flows from operating activities of continuing operations and operating-related cash flows (calculated as shown in the table above) for the second quarter and first half of 2007 and 2006 (in billions):

	Second Quarter		First Half
	2007	2006	2007	2006
Cash flows from operating activities of continuing operations	$1.3	$5.9	$2.8	$5.3
Items included in operating-related cash flows
Capital expenditures	(1.3)	(1.6)	(2.6)	(3.4)
Net transactions between Automotive and Financial Services sectors *	0.1	(0.4)	(0.4)	(0.6)
Items not included in operating-related cash flows
Cash impact of personnel-reduction programs and Jobs Bank Benefits accrual	0.4	0.3	1.7	0.6
Net (sales)/purchases of trading securities	0.7	(3.1)	1.5	(1.7)
Contributions to funded pension plans	0.4	0.2	1.2	0.5
VEBA cash flows – (reimbursements for benefits paid)	(0.3)	(1.4)	(0.3)	(1.4)
Tax refunds and tax payments from affiliates	—	—	(2.0)	—
Other	0.5	0.3	1.0	0.2
Operating-related cash flows	$1.8	$0.2	$2.9	$(0.5)
__________
*	Primarily payables and receivables between the sectors in the normal course of business.

Debt and Net Cash.  At June 30, 2007, our Automotive sector had total debt of about $30 billion, unchanged from December 31, 2006.  At June 30, 2007, our Automotive sector had net cash (defined as gross cash less total debt) of $7.4 billion, compared with $3.9 billion at the end of 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Facilities.*  At July 1, 2007, we had about $13 billion of contractually-committed credit facilities with financial institutions, including $11.5 billion pursuant to a senior secured credit facility (the "Credit Agreement") established in December 2006, $1.1 billion of global Automotive unsecured credit facilities, and about $400 million of local credit facilities available to foreign Automotive affiliates.  At July 1, 2007, $11.9 billion of these facilities were available for use.  Of the lines available for use, 92% (or $11 billion) are committed through December 15, 2011, and the remainder are committed for a shorter period of time.  For further discussion of our committed credit facilities, see Note 15 of the Notes to the Financial Statements of our 2006 Form 10-K Report.

Financial Services Sector

Ford Credit

Debt.  At June 30, 2007, unsecured long-term debt (including notes payable within one year) was $67 billion, down about $5 billion from year-end 2006, primarily reflecting about $12 billion of debt maturities, partially offset by about $6 billion of unsecured long-term issuance and about $1 billion increase in the debt balance due to changes in currency exchange rates.  Asset-backed long-term debt (including notes payable within one year) was $45.9 billion, up about $4 billion from year-end 2006, reflecting asset-backed long-term issuance in excess of amortization of asset-backed debt.  Securitized off-balance sheet funding was $8.4 billion at June 30, 2007, down $2.8 billion from year-end 2006, primarily reflecting the amortization of previous securitizations.

Funding Strategy. As a result of lower credit ratings over the past few years, Ford Credit's unsecured funding costs have increased over time.  While Ford Credit continues to access the unsecured debt market, Ford Credit has increased its use of securitization funding as it is presently more cost effective than unsecured funding and allows access to a broad investor base.  Ford Credit plans to meet a significant portion of its 2007 funding requirements through securitizations and will continue to expand and diversify its asset-backed funding by asset class and region.  In addition, Ford Credit has various alternative business arrangements for select products and markets that reduce its funding requirements while allowing it to support us (e.g., its partnering in Brazil for retail financing, and partnering by its subsidiary, FCE, with various financial institutions in Europe for full-service leasing and retail financing).  Ford Credit is continuing to pursue such alternative business arrangements.  Over time, Ford Credit may need to reduce further the amount of receivables and operating leases it purchases or originates.  A significant reduction in Ford Credit's managed receivables would reduce its ongoing profits, and could adversely affect its ability to support the sale of Ford vehicles.

Term Funding Plan.  Through June 30, 2007, Ford Credit completed about $8 billion of public term funding transactions, including about $6 billion unsecured long-term debt and $2 billion retail asset-backed securitization in the U.S.  In addition, Ford Credit completed a $1.3 billion public retail asset-backed securitization transaction in Germany during July 2007.  Ford Credit expects its full-year 2007 public term funding to be between $11 billion and $13 billion.

Through June 30, 2007, Ford Credit completed about $12 billion of private term funding transactions (excluding its on-balance sheet asset-backed commercial paper programs and proceeds from revolving transactions) in several markets.  In addition, Ford Credit completed about $1 billion of private term funding transactions in Europe in July 2007.  These $13 billion of transactions included lease, wholesale and retail asset-backed securitizations and unsecured term debt executed in private transactions.  Ford Credit expects its full-year 2007 private term funding transactions to be between $20 billion and $25 billion.

__________
*Credit facilities of our VIEs are excluded as we do not control their use.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity.  The following table illustrates the various sources of Ford Credit's liquidity (in billions):

	June 30, 2007		December 31, 2006
Cash, cash equivalents and marketable securities (a)	$16.7		$21.8
Committed liquidity programs	38.1		35.1	(b)
Asset-backed commercial paper (FCAR) (c)	17.3	(d)	18.6
Asset-backed commercial paper (Motown NotesSM) (c)	6.0	(d)	6.0
Credit facilities	3.2	(d)	3.8
Capacity and cash	$81.3	(d)	$85.3	(b)
Less: Capacity in excess of eligible receivables	(12.6)		(15.2)
Less: Cash to support on-balance sheet securitizations	(7.5)		(3.7)
Liquidity	$61.2	(d)	$66.4	(b)
__________
(a)	Excluding marketable securities related to insurance activities.
(b)	As of January 1, 2007.
(c)
Supported by a bank liquidity facility equal to at least 100% of the principal amount of FCAR program ("FCAR") and 5% of the principal amount of Motown NotesSM wholesale securitization program ("Motown Notes").

(d)	As of July 1, 2007.

At June 30, 2007, Ford Credit's capacity (which includes capacity in Ford Credit's committed liquidity programs, asset-backed commercial paper programs, and credit facilities) and cash was $81.3 billion.  Of this amount, Ford Credit could utilize $61.2 billion (based on the availability of eligible assets and the level of cash required to support on-balance sheet securitizations), of which $34.5 billion was utilized as of June 30, 2007.

Cash, Cash Equivalents and Marketable Securities.  At June 30, 2007, Ford Credit's cash, cash equivalents and marketable securities (excluding marketable securities related to insurance activities) totaled $16.7 billion.  In the normal course of its funding activities, Ford Credit may generate more proceeds than are necessary for its immediate funding needs.  These excess amounts are maintained primarily as highly liquid investments, which provide liquidity for Ford Credit’s short-term funding needs and gives Ford Credit flexibility in the use of its other funding programs.  Ford Credit's cash balances include amounts to be used only to support Ford Credit's on-balance sheet securitizations of approximately $7.5 billion at June 30, 2007 (of which $3 billion was accumulated to pay a July 2007 wholesale term maturity).

Committed Liquidity Programs. Ford Credit has entered into agreements with a number of bank-sponsored asset-backed commercial paper conduits ("conduits") and other financial institutions whereby such parties are contractually committed, at Ford Credit's option, to purchase from Ford Credit eligible retail or wholesale assets or to make advances under asset-backed securities backed by wholesale assets for proceeds up to $32.1 billion at June 30, 2007 ($17.5 billion retail and $14.6 billion wholesale).  These committed liquidity programs have varying maturity dates, with $22 billion having maturities within the next twelve months, and the balance having maturities between 2008 and 2011.  Ford Credit's ability to obtain funding under these programs is subject to having a sufficient amount of assets eligible for these programs.  At June 30, 2007, $15.2 billion of these commitments were in use.  These programs are extremely liquid funding sources as Ford Credit is able to obtain funding from available capacity generally within two days.  These programs are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit Ford Credit's ability to obtain funding.  However, the unused portion of these commitments may be terminated if the performance of the underlying assets deteriorates beyond specified levels.  Based on Ford Credit's experience and knowledge as servicer of the related assets, Ford Credit does not expect any of these programs to be terminated due to such events.

In addition, Ford Credit has a multi-year committed liquidity program for the purchase of up to $6 billion of unrated asset-backed securities that at its option can be supported with various retail, wholesale, or lease assets.  Ford Credit's ability to obtain funding under this program is subject to having a sufficient amount of assets available to issue the securities.  This program is also free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit Ford Credit's ability to obtain funding.  At June 30, 2007, Ford Credit had $3.2 billion of outstanding funding in this program.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Credit Facilities.  At July 1, 2007, Ford Credit and its subsidiaries, including FCE, had $3.2 billion of contractually-committed unsecured credit facilities with financial institutions, of which $2.2 billion were available for use.  Of the lines available for use, 12% (or about $300 million) are committed through December 31, 2011, and the remainder are committed for a shorter period of time.  Of the $3.2 billion, about $500 million constitute Ford Credit bank lines (about $200 million global and about $300 million non-global) and $2.7 billion are FCE bank lines ($2.6 billion global and about $100 million non-global).  The Ford Credit global credit facilities may be used, at Ford Credit's option, by any of its direct or indirect, majority-owned subsidiaries.  Similarly, the FCE global credit facilities may be used, at FCE's option, by any of FCE's direct or indirect, majority-owned subsidiaries.  Ford Credit or FCE, as the case may be, will guarantee any such borrowings.  All of the global credit facilities are free of material adverse change clauses, restrictive financial covenants (for example, debt-to-equity limitations and minimum net worth requirements) and credit rating triggers that could limit Ford Credit's ability (and that of its subsidiaries) to obtain funding.

In addition, at July 1, 2007, banks provided $17.6 billion of contractually-committed liquidity facilities to support Ford Credit's two on-balance sheet, asset-backed commercial paper programs; $17.3 billion supported FCAR program and $300 million supported Motown Notes.  Of the contractually-committed liquidity facilities, 46% (or $8 billion) are committed through June 30, 2012, and the remainder are committed for a shorter period of time.  The FCAR and Motown Notes programs must be supported by liquidity facilities equal to at least 100% and 5%, respectively, of their outstanding balances.  At July 1, 2007, $17 billion of FCAR's bank liquidity facilities were available to support FCAR's asset-backed commercial paper, subordinated debt or FCAR's purchase of Ford Credit's asset-backed securities, and the remaining $300 million of FCAR's bank liquidity facilities were available to support FCAR's purchase of Ford Credit's asset-backed securities.  Utilization of these facilities is subject to conditions specific to each program and Ford Credit having a sufficient amount of securitizable assets.  The Motown Notes program bank liquidity facilities are available to support the issuance of Motown Notes, but these facilities cannot be accessed directly to fund the purchase of Ford Credit's wholesale receivables.  Ford Credit is not presently issuing Motown notes but may resume issuance in the future. Ford Credit's ability to issue Motown Notes is subject to investor demand.  At July 1, 2007, the outstanding balances were $14.6 billion for the FCAR program and zero for the Motown Notes program.

Leverage.  Ford Credit uses leverage, or the debt-to-equity ratio, to make various business decisions, including establishing pricing for retail, wholesale and lease financing, and assessing its capital structure.  Ford Credit refers to its shareholder's interest and its historic stockholder's equity as equity.  Ford Credit calculates leverage on a financial statement basis and on a managed basis.

The following table illustrates the calculation of Ford Credit’s financial statement leverage (in billions, except for ratios):

	June 30,	December 31,
	2007	2006

Total debt	$137.7	$139.7
Total equity	12.4	11.8
Debt-to-equity ratio (to 1)	11.1	11.9

The following table illustrates the calculation of Ford Credit’s managed leverage (in billions, except for ratios):

	June 30,	December 31,
	2007	2006

Total debt	$137.7	$139.7
Securitized off-balance sheet receivables outstanding	9.3	12.2
Retained interest in securitized off-balance sheet receivables	(0.9)	(1.0)
Adjustments for cash, cash equivalents and marketable securities *	(16.7)	(21.8)
Adjustments for hedge accounting	—	(0.1)
Total adjusted debt	$129.4	$129.0

Total equity (including minority interest)	$12.4	$11.8
Adjustments for hedge accounting	(0.2)	(0.5)
Total adjusted equity	$12.2	$11.3

Managed debt-to-equity ratio (to 1)	10.6	11.4
__________
*	Excludes marketable securities related to insurance activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total Company

Stockholders' Equity.  Our stockholders' equity was approximately negative $2 billion at June 30, 2007, improved by $1.5 billion compared with December 31, 2006.  This improvement primarily reflected favorable changes in retained earnings due to the adoption of FIN 48 (see Note 6 of the Notes to the Financial Statements for details of FIN 48) and favorable net income from the first half of 2007, offset partially by unfavorable changes in Accumulated other comprehensive income/(loss) (see Note 13 of the Notes to the Financial Statements for details of Other comprehensive income/(loss)).

For a discussion of the impact to stockholders' equity as a result of the conversion of Trust Preferred Securities in the third quarter of 2007, see Note 14 of the Notes to the Financial Statements.

Credit Ratings

Our short- and long-term debt is rated by four credit rating agencies designated as nationally recognized statistical rating organizations ("NRSROs") by the Securities and Exchange Commission ("SEC"):

•	DBRS Limited ("DBRS");
•	Fitch, Inc. ("Fitch");
•	Moody’s Investors Service, Inc. ("Moody’s"); and
•	Standard & Poor’s Rating Services, a division of McGraw-Hill Companies, Inc. ("S&P").

Ford

In June 2007, S&P raised the Issue Rating on Ford's senior secured credit facilities to B+ from B.  There were no other changes to the ratings assigned to us.

Ford Credit

There were no changes to the ratings assigned to Ford Credit.

The following chart summarizes the ratings and the outlook assigned to us as of June 30, 2007:

NRSRO RATINGS*
	Ford				Ford Credit
	Issuer Default/ Corporate/ Issuer Rating	Long-Term Senior Unsecured	Senior Secured	Outlook / Trend	Long-Term Senior Unsecured	Short-Term Unsecured	Outlook / Trend
DBRS	B (low)	CCC (high)	B (high)	Negative	B	R-4	Negative
Fitch	B	B-	BB	Negative	BB-	B	Negative
Moody's	B3	Caa1	Ba3	Negative	B1	NP	Negative
S&P	B	CCC+	B+	Negative	B**	B-3	Negative
__________
*
Rating and Investment Information, Inc. ("R&I") was recognized as an NRSRO by the SEC in May 2007.  R&I assigns a long-term issue rating of BB- with a negative outlook to Ford Credit's February 2005 ¥160 Billion 1.71% bond issuance which matures in February 2008.

**	S&P presently assigns FCE a long-term rating of B+, maintaining a one notch positive differential versus Ford Credit.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2007 and December 31, 2006, the total outstanding principal amount of receivables sold by Ford Credit in off-balance sheet securitizations was $9.3 billion and $12.2 billion, respectively.  At June 30, 2007 and December 31, 2006, Ford Credit's retained interests in such sold receivables were $868 million and $990 million, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OUTLOOK

Our current projection of third quarter 2007 production for certain segments is as follows (in thousands):

	Third Quarter
	Vehicle Unit Production	2007 Over/(Under) 2006
Ford North America	640	(2)
Ford Europe	410	(14)
PAG	168	32

We have set and communicated the following 2007 planning assumptions and operational metrics:

Planning Assumptions	Plan	First Six Months	Full Year Outlook
Industry Volume (SAAR incl. heavy trucks):
–U.S. (million units)	16.8	16.7	16.5 – 16.8
–Europe (million units)	17.6	17.9	17.7

Operational Metrics	Plan	First Six Months	Full Year Outlook
Compared with 2006:
Quality	Improved	Improved	Improved
Market share
–U.S.	Lower	Lower	Lower
–Other regions	Higher	Flat	Flat
Automotive costs (in billions)*	Better	$1.1 Better	Better
Absolute Amount:
Operating-related cash flow (in billions)	Negative	$2.9 Positive	Negative, but better than plan
Capital spending (in billions)	About $7	$2.6	≤ $6.5
__________
*     At constant volume, mix and exchange; excluding special items.

Based on the July 2007 sales results and recent economic indicators, particularly regarding the housing sector, we now believe that the full-year U.S. industry volume outlook will be in the range of 16.5 million – 16.8 million units.

Overall, we are on track to meet our operational metrics for 2007, with the exception of increasing market share in regions outside of the United States.

Our results in recent years have generally been stronger in the first two quarters than in the last two, and we expect this to be the case in 2007.  We currently anticipate substantial overall losses in both the third and fourth quarters, primarily in North America.  Including special items, we expect that our full-year pre-tax results for our Automotive operations – excluding our Other Automotive business unit discussed below – will be a loss, though substantially improved from full-year 2006.

We currently expect full-year pre-tax results for our Other Automotive business unit to be a loss of about $800 million in 2007, compared with a profit of about $250 million in 2006.  This primarily reflects increased interest expense related to increased debt levels resulting from our financing actions in the fourth quarter of 2006.  We expect this factor to be offset partially by higher interest income generated by our larger Automotive gross cash portfolio and decreases in interest expense due to the conversion of about 43 million of our Trust Preferred Securities.  Additionally, we realized more than $600 million of favorable tax-related interest during the third quarter of 2006 that will not be repeated in 2007.

Through the first half of 2007, we achieved $2.3 billion of annual operating cost reductions in North America as compared with 2005 (at constant volume, mix and exchange, excluding special items).  We do not expect to see the same level of improvement in the second half of 2007, primarily due to the effect of higher regulatory and commodity costs.

Our goals of achieving profitability in our Ford North America and overall Automotive operations by 2009 and achieving $5 billion in annual operating cost reductions in our Ford North America operations by year-end 2008 are based on becoming competitive in all areas of the business, including labor costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

We continue to work to sell or close the majority of our ACH facilities by the end of 2008, though as previously reported we expect that portions of at least one facility will remain open beyond 2008 to provide for an orderly re-sourcing of business to the supply base.  We also are exploring in greater detail the potential sale of Jaguar/Land Rover, and are in discussions with selected parties who have expressed interest.  We also are conducting a strategic review of Volvo, and expect to finish this study by year-end.

We now anticipate that, from 2007 through 2009, cumulative Automotive operating-related cash outflows and cumulative restructuring expenditures will be in the range of $15 billion to $16 billion, as opposed to the $17 billion previously projected.  We anticipate that about one third of this outflow will occur during 2007.

We expect Ford Credit's pre-tax profits to be about $1.3 billion to $1.4 billion this year, excluding the impact of gains and losses related to market valuation adjustments from derivatives.  Compared with the prior projection of $1.2 billion, the improvement primarily reflects higher average receivables, lower operating costs, and continued good performance in its credit losses.  The lower earnings expected in 2007 compared with 2006 primarily reflect higher borrowing costs, lower credit loss reserve reductions, higher depreciation expense for leased vehicles and costs associated with Ford Credit's North American business transformation initiative.  We expect reductions in other operating costs to be a partial offset.  At year-end 2007, we anticipate Ford Credit's managed receivables will be about $145 billion.

We will continue to face significant headwinds, including the effects of the continuing correction in the U.S. housing market, particularly as it relates to the demand for pickup trucks, higher regulatory and commodity costs, and the continuing weakness of the U.S. dollar.  However, we continue to expect that our overall full-year 2007 results, including special items, will be substantially improved from 2006, though still a net loss.

Risk Factors

Statements included or incorporated by reference herein may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are based on expectations, forecasts and assumptions by our management and involve a number of risks, uncertainties, and other factors that could cause actual results to differ materially from those stated, including, without limitation:

•	Continued decline in market share;
•	Continued or increased price competition resulting from industry overcapacity, currency fluctuations or other factors;
•	An increase in or acceleration of market shift away from sales of trucks, sport utility vehicles, or other more profitable vehicles, particularly in the United States;
•	A significant decline in industry sales, particularly in the United States or Europe, resulting from slowing economic growth, geo-political events or other factors;
•	Lower-than-anticipated market acceptance of new or existing products;
•	Continued or increased high prices for or reduced availability of fuel;
•	Currency or commodity price fluctuations;
•	Adverse effects from the bankruptcy or insolvency of, change in ownership or control of, or alliances entered into by a major competitor;
•	Economic distress of suppliers that has in the past and may in the future require us to provide financial support or take other measures to ensure supplies of components or materials;
•	Labor or other constraints on our ability to restructure our business;
•	Work stoppages at Ford or supplier facilities or other interruptions of supplies;
•	Single-source supply of components or materials;
•	Substantial pension and postretirement health care and life insurance liabilities impairing our liquidity or financial condition;
•	Worse-than-assumed economic and demographic experience for our postretirement benefit plans (e.g., discount rates, investment returns, and health care cost trends);
•	The discovery of defects in vehicles resulting in delays in new model launches, recall campaigns or increased warranty costs;
•	Increased safety, emissions (e.g., CO2), fuel economy, or other (e.g., pension funding) regulation resulting in higher costs, cash expenditures, and/or sales restrictions;

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	Unusual or significant litigation or governmental investigations arising out of alleged defects in our products or otherwise;
•
A change in our requirements for parts or materials where we have entered into long-term supply arrangements that commit us to purchase minimum or fixed quantities of certain parts or materials, or to pay a minimum amount to the seller ("take-or-pay" contracts);

•	Adverse effects on our results from a decrease in or cessation of government incentives;
•	Adverse effects on our operations resulting from certain geo-political or other events;
•	Substantial negative Automotive operating-related cash flows for the near- to medium-term affecting our ability to meet our obligations, invest in our business or refinance our debt;
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

CRITICAL ACCOUNTING ESTIMATES

Other Postretirement Employee Benefits (Retiree Health Care and Life Insurance)

Remeasurement Assumptions.  We remeasured the U.S. hourly retiree health care plan as of June 30, 2007 as a result of a curtailment related to the termination of hourly employees.  The remeasurement (including impact of the curtailment) had no material impact on our obligation.  The weighted average discount rate used to determine the benefit obligation for U.S. plans at June 30, 2007 was 6.18%.  As of June 30, 2007, the weighted average initial health care cost trend rate was 6%.

Sensitivity Analysis.  The sensitivity analysis has not changed materially from that disclosed in our 2006 Form 10-K Report.

ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED

We have not yet adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 ("SFAS No. 159").  See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-Q Report for the period ended March 31, 2007 ("First Quarter Form 10-Q Report") for further discussion of this standard.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

OTHER FINANCIAL INFORMATION

The interim financial information included in this Quarterly Report on Form 10-Q for the periods ended June 30, 2007 and 2006 has not been audited by PricewaterhouseCoopers LLP ("PricewaterhouseCoopers").  In reviewing such information, PricewaterhouseCoopers has applied limited procedures in accordance with professional standards for reviews of interim financial information.  Accordingly, you should restrict your reliance on their reports on such information.  PricewaterhouseCoopers is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the interim financial information, because such reports do not constitute "reports" or "parts" of the registration statements prepared or certified by PricewaterhouseCoopers within the meaning of Sections 7 and 11 of the Securities Act of 1933.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

Automotive Sector

Foreign Currency Risk.  The net fair value of our foreign exchange forward and option contracts as of June 30, 2007 was an asset of approximately $387 million compared to a net fair value asset of $705 million as of December 31, 2006.  The potential decrease in fair value of foreign exchange forward and option contracts, assuming a 10% adverse change in quoted foreign currency exchange rates, would be approximately $2 billion and $2.1 billion at June 30, 2007 and December 31, 2006, respectively.

Commodity Price Risk.  The net fair value of commodity forward and option contracts as of June 30, 2007 was an asset of approximately $534 million, compared to a net fair value asset of $750 million as of December 31, 2006.  The potential decrease in fair value of commodity forward and option contracts, assuming a 10% adverse change in the underlying commodity price, would be $171 million at June 30, 2007 and $200 million at December 31, 2006.

Financial Services Sector

Interest Rate Risk.  To provide a quantitative measure of the sensitivity of Ford Credit's pre-tax cash flow to changes in interest rates, Ford Credit uses interest rate scenarios that assume a hypothetical, instantaneous increase or decrease in interest rates of 100 basis points (or 1%) across all maturities, as well as a base case that assumes that interest rates remain constant at existing levels.  These interest rate scenarios are purely hypothetical and do not represent Ford Credit's view of future interest rate movements.  The differences in pre-tax cash flow between these scenarios and the base case over a twelve-month period represent an estimate of the sensitivity of Ford Credit's pre-tax cash flow.  Under this model, Ford Credit estimates that at June 30, 2007, all else constant, such an increase in interest rates would reduce Ford Credit's pre-tax cash flow by $74 million over the next twelve months, compared with $86 million at December 31, 2006.  The sensitivity analysis presented above assumes a one-percentage point interest rate change to the yield curve that is both instantaneous and parallel.  In reality, interest rate changes are rarely instantaneous or parallel and rates could move more or less than the one percentage point assumed in our analysis.  As a result, the actual impact to pre-tax cash flow could be higher or lower than the results detailed above.

ITEM 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Alan Mulally, our Chief Executive Officer ("CEO"), and Donat R. Leclair, Jr., our Chief Financial Officer ("CFO"), have performed an evaluation of the Company’s disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2007, and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms and that such information is accumulated and communicated to the CEO and CFO to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting. Our sale of Aston Martin in the second quarter of 2007, pursuant to which we retained an interest in the holding company created by the purchaser, required us to account for the disposition of the entity and to transform ongoing transactions that were previously intra-company and eliminated upon consolidation into transactions with an unconsolidated entity.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

Environmental Matters.

AutoAlliance Air Emissions (previously reported on page 36 of our First Quarter Form 10-Q Report).  As previously disclosed, AutoAlliance International, Inc. ("AAI"), our joint venture with Mazda Motor Corporation, received several Letters of Violation from the Michigan Department of Environmental Quality ("MDEQ") asserting, among other things, that odors from AAI's Flat Rock, Michigan plant constituted a nuisance.  AAI has agreed to resolve this matter by entering into a consent agreement with MDEQ which primarily obligates AAI to re-route emissions from certain painting operations and modify emission-control equipment at the Flat Rock plant, as well as pay a $250,000 penalty.

Other Matters.

Diesel Engine Litigation (previously reported on page 30 of our 2006 Form 10-K Report and page 36 of our First Quarter Form 10-Q Report).  As previously reported, in January 2007 we filed suit against International Truck and Engine Corporation ("International") (a subsidiary of Navistar International Transportation Corporation), the single-source supplier of diesel engines for our F-Series Super Duty and Econoline vehicles.  As reported in our First Quarter Form 10-Q Report, International countersued.  In June 2007, International served us with its own suit filed in Cook County, Illinois, alleging breach of our diesel engine pre-development contract.  On July 6, 2007, we filed a motion to dismiss the Illinois complaint pursuant to a provision in the pre-development contract requiring the parties to mediate disputes.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the second quarter of 2007, we purchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2007 through April 30, 2007	0	$0.00	0	**
May 1, 2007 through May 31, 2007	2,712	$8.84	0	**
June 1, 2007 through June 30, 2007	27,593	$9.08	0	**
Total	30,305	$9.06	0
________
*
We presently have no publicly announced repurchase program in place.  Shares were acquired from our employees or directors in accordance with our various compensation plans as a result of share withholdings to pay income taxes with respect to:  (i) the lapse of restrictions on restricted stock, (ii) the issuance of unrestricted stock, including issuances as a result of the conversion of restricted stock equivalents, or (iii) to pay the exercise price and related income taxes with respect to certain exercises of stock options.  There were no share purchases from the Ford Motor Savings and Stock Investment Plan for Salaried Employees ("SSIP") or the Tax Efficient Savings Plan for Hourly Employees ("TESPHE").  Purchase of shares when participants in those plans elect to sell units in the Ford Stock Fund ("Fund") was ceased as of February 9, 2007.

**	No publicly announced repurchase program in place.

ITEM 4.  Submission of Matters to a Vote of Security-Holders.

On May 10, 2007, the 2007 Annual Meeting of Shareholders of the Company was held.  The following is a brief description of the matters voted upon at the meeting and tabulation of the voting therefor:

Proposal One:  Election of Directors.

	Number of Votes
Nominee	For	Against

John R. H. Bond	2,687,919,649	90,487,554
Stephen G. Butler	2,684,532,572	93,874,631
Kimberly A. Casiano	2,695,015,371	83,391,832
Edsel B. Ford II	2,673,030,183	105,377,020
William C. Ford, Jr.	2,686,594,695	91,812,508
Irvine O. Hockaday, Jr.	2,664,580,621	113,826,582
Richard A. Manoogian	2,677,464,582	100,942,621
Ellen R. Marram	2,668,210,300	110,196,903
Alan Mulally	2,700,385,652	78,021,551
Homer A. Neal	2,700,273,733	78,133,470
Jorma Ollila	2,682,550,224	95,856,979
John L. Thornton	2,687,720,094	90,687,109

There were no broker non-votes with respect to the election of directors.

Proposal Two:  Ratification of Selection of Independent Registered Public Accounting Firm.  A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm to audit the books of account and other corporate records of the Company for 2007 was adopted, with 2,702,159,676 votes cast for, 54,067,374 votes cast against, 22,180,153 votes abstained and 0 broker non-votes.

Proposal Three:  Relating to Disclosure of Compensation Paid to Executive Officers.  A proposal relating to disclosure of Company executive officers who are contractually entitled to receive more than $500,000 annually in compensation was rejected, with 2,042,254,961 votes cast against, 221,463,902 votes cast for, 21,021,827 votes abstained and 493,666,513 broker non-votes.

Proposal Four:  Relating to the Company Adopting Quantitative Goals for Reducing Total Greenhouse Gas Emissions from the Company's Products and Operations.  A proposal relating to the Company adopting quantitative goals for reducing total greenhouse gas emissions from the Company's products and operations was rejected, with 1,884,664,709 votes cast against, 309,449,494 votes for, 90,626,487 votes abstained and 493,666,513 broker non-votes.

Proposal Five:  Relating to Allowing Holders of 10% of Common Stock to Call Special Shareholder Meetings.  A proposal relating to allowing holders of 10% of common stock to call special shareholder meetings was rejected, with 1,809,309,621 votes cast against, 446,974,807 votes cast for, 28,456,262 votes abstained and 493,666,513 broker non-votes.

Proposal Six:  Relating to Consideration of a Recapitalization Plan to Provide that All of the Company's Outstanding Stock Have One Vote Per Share. A proposal relating to consideration of a recapitalization plan to provide that all of the Company's outstanding stock have one vote per share was rejected, with 1,635,942,982 votes cast against, 621,488,647 votes cast for, 27,309,061 votes abstained and 493,666,513 broker non-votes.

Proposal Seven:  Relating to the Board of Directors Publishing a Report on Global Warming/Cooling.  A proposal relating to the Board of Directors publishing a report on global warming/cooling was rejected, with 2,110,965,203 votes cast against, 82,088,713 votes cast for, 91,686,774 votes abstained and 493,666,513 broker non-votes.

Proposal Eight:  Relating to the Company Removing References to Sexual Orientation From Its Equal Employment Policies.  A proposal relating to the Company removing references to sexual orientation from its equal employment policies was rejected, with 2,139,844,567 votes cast against, 97,620,044 votes cast for, 47,276,079 votes abstained and 493,666,513 broker non-votes.

ITEM 4. Submission of Matters to a Vote of Security-Holders (Continued)

Proposal Nine:  Relating to the Company Adopting a Policy that a Minimum of 75% of Future Equity Compensation Awarded to Senior Executives be Performance-based.  A proposal relating to the Company adopting a policy that a minimum of 75% of future equity compensation awarded to senior executives be performance-based was rejected, with 2,053,628,152 votes cast against, 203,179,519 votes cast for, 27,933,019 votes abstained and 493,666,513 broker non-votes.

Proposal Ten:  Relating to the Company Issuing a Report on How It Plans to Position Itself to Address Rising Health Care Expenses Without Compromising the Health and Productivity of Its Workforce.  A proposal relating to the Company issuing a report on how it plans to position itself to address rising health care expenses without compromising the health and productivity of its workforce was rejected, with 2,046,786,095 votes cast against, 146,712,794 votes cast for, 91,241,801 votes abstained and 493,666,513 broker non-votes.

ITEM 5.  Other Information.

Governmental Standards

Motor Vehicle Fuel Economy.  In the wake of the Supreme Court's decision in Massachusetts v. EPA (previously reported on page 37 of the First Quarter Form 10-Q Report), the Bush Administration announced its intention to promulgate new federal rules regulating greenhouse gas emissions from motor vehicles.  President Bush signed an Executive Order directing the Department of Transportation, the Department of Energy, and the Environmental Protection Agency to cooperate in this effort.  We expect that a Notice of Proposed Rulemaking will be published by the end of 2007, and final rules issued by the end of 2008.  As previously disclosed, depending upon the nature and structure of the resulting rules, the new rules could have an effect similar to a significant increase in corporate average fuel economy (CAFE) standards.

There also has been considerable activity in Congress relating to CAFE standards in recent months.  The Senate recently passed an energy bill amending various provisions in the CAFE law, and calling for automobile manufacturers to meet a combined car/truck CAFE standard of 35 miles per gallon by the 2020 model year.  A series of bills is currently under consideration in the House; all call for CAFE increases, but the degree and timing of the proposed increases vary among the bills.  The CAFE provisions in the Senate bill, as well as some of the House proposals, likely would have an adverse effect on our ability to continue to offer a full range of products in the future, requiring us to curtail production and sale of medium- and full-size as well as high performance cars and trucks, and/or take costly actions to increase market support programs (i.e., price reductions) for our most fuel-efficient vehicles.

ITEM 6.  Exhibits.

Please see exhibit index below.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FORD MOTOR COMPANY

(Registrant)

Date:	August 7, 2007	By:	/s/ Peter J. Daniel
Peter J. Daniel
Senior Vice President and Controller

EXHIBIT INDEX

Designation	Description	Method of Filing

Exhibit 12	Ford Motor Company and Subsidiaries Calculation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed with this Report

Exhibit 15	Letter of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm, dated August 7, 2007 relating to Financial Information	Filed with this Report

Exhibit 31.1	Rule 15d-14(a) Certification of CEO	Filed with this Report

Exhibit 31.2	Rule 15d-14(a) Certification of CFO	Filed with this Report

Exhibit 32.1	Section 1350 Certification of CEO	Furnished with this Report

Exhibit 32.2	Section 1350 Certification of CFO	Furnished with this Report